Form 10-Q
period 1996-06-30
NN BALL & ROLLER INC
filed 1996-08-12
CIK 918541

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996
                                                -------------

                                      OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________


                         Commission File Number 0-23486
                                                -------

                             NN BALL & ROLLER, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                           62-1096725
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)


                              800 Tennessee Road
                            Erwin, Tennessee 37650
         (Address of principal executive offices, including zip code)


                                 (423) 743-9151
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                 -----      -----

     As of August 8, 1996 there were 14,629,242 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                             NN BALL & ROLLER, INC.

                                     INDEX


                                                                                                Page No.
                                                                                                --------
PART I. FINANCIAL INFORMATION
Item 1.          Financial Statements:

                 Condensed Statements of Income for the three and six months
                    ended June 30, 1996 and 1995                                                   2

                 Condensed Balance Sheets at June 30, 1996 and December 31, 1995                   3

                 Condensed Statements of Changes in Stockholders' Equity
                    for the six months ended June 30, 1996 and 1995                                4

                 Condensed Statements of Cash Flows for the six months
                    ended June 30, 1996 and 1995                                                   5

                 Notes to Condensed Financial Statements                                           6

Item 2.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                            8


PART II. OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders                              11

Item 6.          Exhibits and Reports on Form 8-K                                                 11

Signatures                                                                                        12


                         PART I.  FINANCIAL INFORMATION

                             NN BALL & ROLLER, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
THOUSANDS OF  DOLLARS, EXCEPT PER SHARE DATA                 1996              1995           1996            1995
- ----------------------------------------------------------------------------------------------------------------------
 Net sales                                               $   22,834        $   18,986      $   48,919       $   37,242
 Cost of goods sold                                          15,363            13,287          32,931           25,670
                                                         ----------        ----------      ----------       ----------
   Gross profit                                               7,471             5,699          15,988           11,572

 Selling, general and administrative                          1,155             1,030           2,265            2,001
 Depreciation                                                   852               606           1,704            1,212
                                                         ----------        ----------      ----------       ----------
 Income from operations                                       5,464             4,063          12,019            8,359

 Interest expense                                               107             --                187                3
                                                         ----------        ----------      ----------       ----------
 Income before provision for income taxes                     5,357             4,063          11,832            8,356
 Provision for income taxes                                   1,877             1,247           4,080            2,708
                                                         ----------        ----------      ----------       ----------
      Net income                                         $    3,480        $    2,816      $    7,752       $    5,648
                                                         ==========        ==========      ==========       ==========

 Net income per common share (Note 2):                   $     0.23        $     0.19      $     0.51       $     0.39
                                                         ==========        ==========      ==========       ==========
 Weighted average number of
   shares outstanding (Note 2)                           15,130,771        14,472,656      15,116,540       14,472,656
                                                         ==========        ==========      ==========       ==========





                            See accompanying notes.

                             NN BALL & ROLLER, INC.
                            CONDENSED BALANCE SHEETS


                                                    JUNE 30,       DECEMBER 31,
                                                     1996             1995
THOUSANDS OF DOLLARS                              (UNAUDITED)
- -------------------------------------------------------------------------------
ASSETS
Current assets:
  Accounts receivable, net                          $19,537          $16,915
  Inventories, net  (Note 3)                         10,604            9,813
  Income taxes refundable                               984             --
  Other current assets                                  143             --
                                                    -------          -------
     Total current assets                            31,268           26,728

Property, plant and equipment, net                   32,237           27,367
Other                                                   137              146
                                                    -------          -------
     Total assets                                   $63,642          $54,241
                                                    =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $ 5,689          $ 8,201
  Revolving credit facility                           7,613            3,590
  Accrued vacation expense                              413              369
  Accrued interest expense                               33               27
  Income taxes payable                                 --                208
  Other current liabilities                           1,835              908
                                                    -------          -------
     Total current liabilities                       15,583           13,303

Deferred income taxes                                 1,720            1,720
                                                    -------          -------
     Total liabilities                               17,303           15,023

     Total stockholders' equity                      46,339           39,218
                                                    -------          -------
     Total liabilities and stockholders' equity     $63,642          $54,241
                                                    =======          =======






                            SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
            CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                               COMMON STOCK        ADDITIONAL       RETAINED
                                             NUMBER      PAR         PAID-IN         EARNINGS
THOUSANDS OF DOLLARS, EXCEPT SHARE DATA    OF SHARES    VALUE        CAPITAL        (DEFICIT)      TOTAL
- ----------------------------------------------------------------------------------------------------------
 Balance, January 1, 1995                     6,432       $  64       $ 25,289       $  5,184      $30,537

    Net income                                                                          5,648        5,648
    Dividends                                                                          (1,286)      (1,286)
    Three-for-two stock split (Note 2)        3,216          32         --                (32)        --
                                             ------       -----       --------       --------      -------
 Balance, June 30, 1995                       9,648       $  96       $ 25,289       $  9,514      $34,899
                                             ======       =====       ========       ========      =======


 Balance, January 1, 1996                    14,473       $ 144       $ 25,289       $ 13,785      $39,218

    Net income                                                                          7,752        7,752
    Dividends                                                                          (2,327)      (2,327)
    Stock options exercised (Note 4)            156           2          1,694           --          1,696
                                             ------       -----       --------       --------      -------
 Balance, June 30, 1996                      14,629       $ 146       $ 26,983       $ 19,210      $46,339
                                             ======       =====       ========       ========      =======





                            SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
THOUSANDS OF  DOLLARS                                                         1996            1995
- ----------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
   Net income                                                                 $ 7,752        $ 5,648
   Adjustments to reconcile net income:
     Depreciation                                                               1,704          1,212
     Changes in operating assets and liabilities:
       Accounts receivable                                                     (2,622)        (2,552)
       Inventories                                                               (791)          (143)
       Taxes refundable                                                          (984)          --
       Other current assets                                                      (143)           (63)
       Accounts payable                                                        (2,512)           622
       Other liabilities                                                          769           (329)
                                                                             --------        -------
          Net cash provided by operating activities                             3,173          4,395
                                                                             --------        -------

 INVESTING ACTIVITIES:
  Acquisition of plant, property, and equipment                                (6,574)        (6,007)
  Other assets                                                                      9             (1)
                                                                             --------        -------
          Net cash used by investing activities                                (6,565)        (6,008)
                                                                              --------        -------

 FINANCING ACTIVITIES:
  Proceeds under revolving credit facility                                      4,023           --
  Dividends                                                                    (2,327)        (1,286)
  Stock options exercised (Note 4)                                              1,696           --
                                                                             --------        -------
          Net cash (used) provided by financing activities                      3,392         (1,286)
                                                                             --------        -------

 NET CHANGE IN CASH AND CASH EQUIVALENTS                                        --            (2,899)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               --             4,294
                                                                             --------        -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  --           $ 1,395
                                                                             ========        =======





                            SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements of NN Ball & Roller, Inc. have not been audited by independent accountants, except for the balance sheet at December 31, 1995. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 1996 and 1995, the Company's financial position at June 30, 1996 and December 31, 1995, and the cash flows for the six month periods ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature, except for the adjustments described below in Note 2, and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

The results for the first and second quarters of 1996 are not necessarily indicative of future results.

NOTE 2.  THREE-FOR-TWO STOCK SPLITS

On February 9, 1995, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend payable on March 5, 1995 to stockholders of record on February 27, 1995. This resulted in the issuance of approximately 3,216,000 additional shares of Common Stock.

On November 13, 1995, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend payable on December 5, 1995 to stockholders of record on November 27, 1995. This resulted in the issuance of approximately 4,825,000 additional shares of common stock.

Unless otherwise stated, all references in the financial statements to stock option data, per share and weighted average share amounts have been restated to reflect these stock splits.

NOTE 3.  INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                                  JUNE 30,         DECEMBER 31,
                                                    1996               1995
                                                 (UNAUDITED)
                                                 -----------       ------------
Raw materials                                      $ 1,762            $2,707
Work in process                                      2,892             3,172
Finished goods                                       6,010             3,994
                                                   -------            ------
                                                    10,664             9,873
Less - Reserve for excess and obsolete inventory        60                60
                                                   -------            ------
                                                   $10,604            $9,813
                                                   =======            ======

NOTE 4.  STOCK OPTIONS EXERCISED

During the first half of 1996, certain employees exercised options to purchase the Company's common stock under the Company's Stock Incentive Plan. Options to purchase 150,231 shares were exercised at $6.22 per share and options to purchase 5,875 shares were exercised at $9.39 per share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995

Net Sales. Net sales increased by approximately $3.8 million, or 20.3%, from $18.9 million for the second quarter of 1995 to $22.8 million for the second quarter of 1996. Foreign sales increased $2.1 million, or 24.6%, from $8.9 million in the second quarter of 1995 to $11.0 million during the second quarter of 1996. The increase in foreign sales was due primarily to increased sales to existing customers and, to a lesser extent, sales to several new customers. Domestic sales increased $1.7 million, or 16.5%, from $10.1 million in the second quarter of 1995 to $11.8 million in the second quarter of 1996. This increase was due primarily to increased sales to existing customers under improved general domestic economic conditions.

Gross Profit. Gross profit increased $1.8 million, or 31.1%, from $5.7 million for the second quarter of 1995 to $7.5 million for the second quarter of 1996. As a percentage of net sales, gross profit increased from 30.0% in the second quarter of 1995 to 32.7% for the same period in 1996. During the second quarter of 1995, gross profit was adversely affected as a result of increased raw material costs resulting from a steel shortage and inefficiencies associated with the steel shortage and capacity constraints, including increased labor and transportation costs. During the first quarter of 1996, the Company brought additional capacity on-line with the addition of the Mountain City, Tennessee facility which allowed for more efficient operations. In addition, the Company was able to pass along increased steel costs to customers in the latter part of 1995.

Selling, General and Administrative. Selling, general and administrative expenses increased by 12.1%, from $1.0 million in the second quarter of 1995 to $1.1 million in the second quarter of 1996. This increase was due primarily to expenses associated with increased sales volumes and increased investor relations efforts. As a percentage of net sales, selling, general and administrative expenses decreased from 5.4% for the second quarter of 1995 to 5.1% for the same period in 1996.

Depreciation. Depreciation expense increased from $606,000 for the second quarter of 1995 to $852,000 for the same period in 1996. This increase was due primarily to purchases of capital equipment. As a percentage of net sales, depreciation expense increased from 3.2% for in the second quarter of 1995 to 3.7% in the second quarter of 1996.

Net Income. Net income increased by $664,000, or 23.6%, from $2.8 million for the second quarter of 1995 to $3.5 million for the same period in 1996. As a percentage of net sales, net income increased from 14.8% in the second quarter of 1995 to 15.2% for the second quarter of 1996. This increase in net income as a percentage of net sales was due primarily to the higher margins discussed above.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

Net Sales. Net sales increased by approximately $11.7 million, or 31.4%, from $37.2 million for the first six months of 1995 to $48.9 million for the same period in 1996. Foreign sales increased $9.0 million, or 52.1%, from $17.1 million in the first six months of 1995 to $26.1 million during the same period of 1996. This increase was due primarily to increased sales volumes with existing customers, and to a lesser extent, sales to several new customers. Domestic sales increased $2.7 million, or 13.7%, from $20.1 million in the first six months of 1995 to $22.9 million in the same period of 1996. This increase was due primarily to increased sales volumes with existing customers.

Gross Profit. Gross profit increased $4.4 million, or 38.1%, from $11.6 million for the first six months of 1995 to $16.0 million for the same period of 1996. As a percentage of net sales, gross profit increased from 31.1% in the first six months of 1995 to 32.7% in the same period of 1996. During the first six months of 1995, gross profit was adversely affected as a result of increased raw material costs resulting from a steel shortage and inefficiencies associated with the steel shortage and capacity constraints, including increased labor and transportation costs. During the first quarter of 1996, the Company brought additional capacity on-line with the addition of the Mountain City, Tennessee Facility which allowed for more efficient operations. In addition, the Company was able to pass along increased steel costs to customers in the latter part of 1995.

Selling, General and Administrative. Selling, general and administrative expenses increased by $264,000, or 13.2%, from $2.0 million in the first six months of 1995 to $2.3 million in the same period of 1996. This increase was due primarily to expenses associated with increased sales volumes and increased investor relations efforts. As a percentage of net sales, selling, general and administrative expenses decreased from 5.4% in the first six months of 1995 to 4.6% for the same period in 1996.

Depreciation. Depreciation expense increased from $1.2 million for the first six months of 1995 to $1.7 million for the same period in 1996. This increase was due primarily to purchases of capital equipment. As a percentage of net sales, depreciation expense increased from 3.2% for the first six months of 1995 to 3.5% for the same period in 1996.

Net Income. Net income increased by $2.1 million, or 37.2%, from $5.6 million for the first six months of 1995 to $7.7 million for the same period for 1996. As a percentage of net sales, net income increased from 15.2% for the first six months of 1995 to 15.8% for the same period for 1996.

LIQUIDITY AND CAPITAL RESOURCES

In February 1995, the Company entered into a modified loan agreement with NationsBank of Tennessee N.A. ("NationsBank") which replaced a loan agreement entered into with NationsBank in the first quarter of 1994. The loan agreement, as modified, provides for a revolving credit facility of up to $10.0 million, which will expire on May 31, 1998. A $7.0 million non-revolving term loan facility provided for under the modified loan agreement expired on December 31, 1995. The Company did not utilize the latter term loan facility.

Amounts outstanding under the revolving facility are unsecured and bear interest at a floating rate equal to, at the Company's option, either the NationsBank prime commercial rate minus 1.0% or LIBOR plus 1.15% (or LIBOR plus 1.0% if the minimum advance is at least $1.0 million). The loan agreement contains customary financial and operating restrictions on the Company, including covenants restricting the Company, without NationsBank's consent, from pledging its inventory, accounts receivable or other assets to other lenders or from acquiring any other businesses if the aggregate expenditures by the Company in connection with such acquisitions would exceed a certain threshold in any fiscal year. In addition, the Company is prohibited from declaring or paying any dividend if an event of default exists under the revolving credit facility at the time of, or would occur as a result of, such declaration or payment. The loan agreement also contains customary covenants requiring the satisfaction of certain financial tests and the maintenance of certain financial ratios, including covenants requiring the Company to maintain a tangible net worth of not less than $17.5 million, working capital of not less than the greater of $5.0 million or 15% of revenues, as computed on a rolling 12 month basis, a ratio of total debt to net worth of not more than 1 to 1, and a ratio of current assets to current liabilities of not less than 1.5 to 1. The Company is in compliance with all such covenants. The outstanding principal balance of the Company's borrowings under the revolving facility as of June 30, 1996 was $7.6 million of which $3.0 million was accruing interest at LIBOR plus 1%. The remaining $4.6 million was accruing interest at the NationsBank prime commercial rate minus 1%.

The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with foreign customers (other than foreign customers that have entered into an inventory management program with the Company) generally provide that payments are due within either 90 or 120 days following the date of shipment. Under the Company's inventory management program, payments typically are due within 30 days after the product is used by the customer. Due to the continuing expansion of the Company's foreign sales, management believes that the Company's working capital requirements will increase as a result of longer payment terms provided to foreign customers. Currently, all foreign sales are billed and paid for in United States dollars. The Company's net sales historically have not been of a seasonal nature. However, as foreign sales have increased as a percentage of total sales, seasonality has become a factor for the Company in that many foreign customers cease production during the month of August.

To date, the Company has not been materially adversely affected by currency fluctuations or foreign exchange restrictions. Approximately 90% of the steel used by the Company is 52100 chrome alloy steel ("52100 Steel"). The Company currently purchases a significant amount of its 52100 Steel requirements from foreign mills. During 1995 and the first half of 1996, due to an increase in worldwide demand for 52100 Steel and the decrease in the value of the United States dollar relative to foreign currencies, the Company experienced an increase in the price of 52100 Steel. The Company typically reserves the right to increase periodically product prices in the event of increases in its raw material costs. During 1995 and the first half of 1996, the Company was able to minimize the impact on its operations resulting from the 52100 Steel price increases by taking such measures. As the Company's international operations continue to grow, foreign exchange risk may increase, and the Company may be required to develop and implement additional strategies to manage this risk.

In addition to increased prices, the Company experienced some difficulty in obtaining an adequate supply of 52100 Steel during 1995. In response to the shortage experienced during 1995, the Company developed a domestic source for 52100 Steel during the latter portion of 1995. Through this source and existing sources, the Company has obtained informal commitments for 52100 Steel that exceed its projected 1996 usage. Through such commitments, the Company was able to obtain adequate supplies of 52100 Steel during the first half of 1996.

Working capital, which consists principally of accounts receivable and inventories was $15.7 million at June 30, 1996 as compared to $13.4 million at December 31, 1995. The ratio of current assets to current liabilities remained constant at 2.0:1 at June 30, 1996 and at December 31, 1995. Cash flow from operations decreased from $4.4 million during the first half 1995 to $3.9 million during the first half of 1996. This decrease was primarily attributed to the decrease in accounts payable $2.5 million and increases in accounts receivable of $2.6 million and increase in inventories of $791,000. This decrease was partially offset by an increase in net income of $2.1 million and an increase in other liabilities of $769,000.

During 1996, the Company plans to spend $12.0 million on capital expenditures (of which $6.6 million has been spent through June 30, 1996) including the purchase and further renovation of the Mountain City facility, as well as the purchase of additional machinery and equipment for all three of the Company's facilities. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 1996.

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on May 2, 1996. As of March 18, 1996, the record date for the meeting, there were 14,474,511 shares of common stock outstanding and entitled to vote at the meeting. There were present at said meeting, in person or by proxy, stockholders holding 11,830,946 shares of common stock, constituting approximately 82% of the shares of common stock outstanding and entitled to vote, which constituted a quorum.

The first matter voted upon at the meeting was the election of James J. Mitchell and G. Ronald Morris as Class II Directors to serve for three year terms. The results of the voting in connection with such elections were as follows:

                                         FOR                     WITHHELD
James J. Mitchell                     11,745,584                  85,362
G. Ronald Morris                      11,745,584                  85,362

Accordingly, all nominees were elected to serve until the 1999 Annual Meeting of Stockholders and until their successors are duly elected and qualified. In addition to the foregoing directors, Richard D. Ennen and Roderick R. Baty are currently serving terms of office as directors which are to expire at the 1997 Annual Meeting of Stockholders, and Deborah Ennen Bagierek, Michael D. Huff and Michael E. Werner are serving terms which are to expire at the 1998 Annual Meeting of Stockholders. On August 2, 1995, Thomas E. Bennett resigned from the Company's Board of Directors. Roderick R. Baty was elected on August 7, 1995, to fill the seat vacated by Mr. Bennett.

The second matter voted upon at the 1996 Annual Meeting of Stockholders was to amend the Certificate of Incorporation of the Company to increase the number of shares of common stock, par value $0.01 per share that the Company is authorized to issue from 20,000,000 to 45,000,000. The vote was 11,497,578 For and 321,449 Against, and there were 11,915 Abstentions.

The third matter voted upon at the 1996 Annual Meeting of Stockholders was the ratification of Price Waterhouse LLP as independent public accountants to audit the Company's accounts for the fiscal year ending December 31, 1996. The vote was 11,823,735 For and 4,857 Against, and there were 2,354 Abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27 - Financial Data Schedules (For Information of SEC Only)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           NN Ball & Roller, Inc.
                              ------------------------------------------------
                                               (Registrant)


Date:    August 8, 1996                     /s/ James J. Mitchell
                              ------------------------------------------------
                              James J. Mitchell, President and Chief Operating
                                                  Officer
                                          (Duly Authorized Officer)


Date:    August 8, 1996                    /s/  Roderick R. Baty
                              ------------------------------------------------
                                               Roderick R. Baty
                                         Chief Financial Officer and
                                               Vice President
                                         (Principal Financial Officer)
                                           (Duly Authorized Officer)


Date:    August 8, 1996                    /s/ William C. Kelly, Jr.
                              ------------------------------------------------
                                              William C. Kelly, Jr.,
                                       Treasurer, Assistant Secretary and
                                           Chief Accounting Officer
                                         (Principal Accounting Officer)
                                            (Duly Authorized Officer)