Form 10-Q
period 1996-09-30
NN BALL & ROLLER INC
filed 1996-11-14
CIK 918541

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1996

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

                                 (423) 743-9151
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                      -------   -------


As of November 11, 1996 there were 14,629,242 shares of the registrant's common stock, par value $0.01 per share, outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

                             NN BALL & ROLLER, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
THOUSANDS OF  DOLLARS, EXCEPT PER SHARE DATA       1996             1995             1996             1995
---------------------------------------------------------------------------------------------------------------
Net sales                                       $    16,558      $    18,940       $    65,477      $    56,182
Cost of goods sold                                   10,828           13,346            43,759           39,016
                                                -----------      -----------       -----------      -----------
  Gross profit                                        5,730            5,594            21,718           17,166

Selling, general and administrative                   1,263            1,131             3,527            3,132
Depreciation                                            826              525             2,530            1,737
                                                -----------      -----------       -----------      -----------
Income from operations                                3,641            3,938            15,661           12,297

Interest expense                                         87                9               274               12
                                                -----------      -----------       -----------      -----------
Income before provision for income taxes              3,554            3,929            15,387           12,285
Provision for income taxes                            1,359            1,252             5,440            3,960
                                                -----------      -----------       -----------      -----------
     Net income                                 $     2,195      $     2,677       $     9,947      $     8,325
                                                ===========      ===========       ===========      ===========


Net income per common share (Note 2):           $      0.15      $      0.18       $      0.66      $      0.58
                                                ===========      ===========       ===========      ===========

Weighted average number of
  shares outstanding (Note 2)                    14,961,082       14,472,656        15,072,547       14,472,656
                                                ===========      ===========       ===========      ===========






                             SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
                            CONDENSED BALANCE SHEETS


                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                            1996                1995
THOUSANDS OF  DOLLARS                                                    (UNAUDITED)
-------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Accounts receivable, net                                              $    14,665         $    16,915
  Inventories, net  (Note 3)                                                 11,233               9,813
  Income taxes refundable                                                       196                --
  Other current assets                                                          376                --
                                                                        -----------         -----------
     Total current assets                                                    26,470              26,728

Property, plant and equipment, net                                           32,359              27,367
Other                                                                           136                 146
                                                                        ===========         ===========
     Total assets                                                       $    58,965         $    54,241
                                                                        ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Accounts payable                                                      $     3,917         $     8,201
  Revolving credit facility                                                   3,242               3,590
  Accrued vacation expense                                                      216                 369
  Accrued interest expense                                                       27
                                                                                                     28
  Income taxes payable                                                         --                   208
  Other current liabilities                                                   2,478                 908
                                                                        -----------         -----------
     Total current liabilities                                                9,881              13,303

Deferred income taxes                                                         1,720               1,720
                                                                        -----------         -----------
     Total liabilities                                                       11,601              15,023

     Total stockholders' equity                                              47,364              39,218
                                                                        -----------         -----------

     Total liabilities and stockholders' equity                         $    58,965         $    54,241
                                                                        ===========         ===========




                             SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                 COMMON STOCK          ADDITIONAL     RETAINED
                                              NUMBER         PAR        PAID-IN       EARNINGS
THOUSANDS OF  DOLLARS, EXCEPT SHARE DATA     OF SHARES      VALUE       CAPITAL       (DEFICIT)        TOTAL
---------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995                        6,432       $  64        $ 25,289      $   5,184     $  30,537
   Net income                                                                              8,325         8,325
   Dividends                                                                              (2,830)       (2,830)
   Three-for-two stock split (Note 2)           3,216          32           --               (32)        --
                                                =====       =====        ========      =========     =========
Balance, September 30, 1995                     9,648       $  96        $ 25,289      $  10,647     $  36,032
                                                =====       =====        ========      =========     =========

Balance, January 1, 1996                       14,473       $ 144        $ 25,289      $  13,785     $  39,218
   Net income                                                                              9,947         9,947
   Dividends                                                                              (3,497)       (3,497)
   Stock options exercised (Note 4)               156           2           1,694         --             1,696
                                               ------       -----        --------      ---------     ---------
Balance, September 30, 1996                    14,629       $ 146        $ 26,983      $  20,235     $  47,364
                                               ======       =====        ========      =========     =========



                             SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
THOUSANDS OF  DOLLARS                                                       1996               1995
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                            $     9,947         $     8,325
  Adjustments to reconcile net income:
    Depreciation                                                              2,530               1,737
    Changes in operating assets and liabilities:
      Accounts receivable                                                     2,250              (3,711)
      Inventories                                                            (1,420)             (1,650)
      Taxes refundable                                                         (196)               --
      Other current assets                                                     (376)               (236)
      Accounts payable                                                       (4,284)              1,214
      Other liabilities                                                       1,210                 771
                                                                        -----------         -----------
         Net cash provided by operating activities                            9,661               6,450
                                                                        -----------         -----------

INVESTING ACTIVITIES:
 Acquisition of plant, property, and equipment                               (7,522)             (9,361)
 Other assets                                                                    10                  (3)
                                                                        -----------         -----------
         Net cash used by investing activities                               (7,512)             (9,364)
                                                                        -----------         -----------

FINANCING ACTIVITIES:
 Proceeds under revolving credit facility                                      (348)              1,450
 Dividends                                                                   (3,497)             (2,830)
 Stock options exercised (Note 4)                                             1,696                --
                                                                        -----------         -----------
         Net cash (used) provided by financing activities                    (2,149)             (1,380)
                                                                        -----------         -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        --                (4,294)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               --                 4,294
                                                                        ===========         ===========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $      --           $      --
                                                                        ===========         ===========




                             SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements of NN Ball & Roller, Inc. have not been audited by independent accountants, except for the balance sheet at December 31, 1995. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 1996 and 1995, the Company's financial position at September 30, 1996 and December 31, 1995, and the cash flows for the nine month periods ended September 30, 1996 and 1995. These adjustments are of a normal recurring nature, except for the adjustments described below in Note 2, and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

The results for the first three quarters of 1996 are not necessarily indicative of future results.

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

NOTE 3.  INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Inventories are comprised of the following (in thousands):


                                                                               SEPTEMBER, 30     DECEMBER 31,
                                                                                    1996             1995
                                                                                 (UNAUDITED)
                                                                               -------------    --------------
Raw materials                                                                   $     1,302     $       2,707
Work in process                                                                       2,804             3,172
Finished goods                                                                        7,187             3,994
                                                                               -------------    --------------
                                                                                     11,293             9,873
Less - Reserve for excess and obsolete inventory                                         60                60
                                                                               =============    ==============
                                                                                 $   11,233      $      9,813
                                                                               =============    ==============

NOTE 4.  STOCK OPTIONS EXERCISED

During the first nine months of 1996, certain employees exercised options to purchase the Company's common stock under the Company's Stock Incentive Plan. Options to purchase 150,231 shares were exercised at $6.22 per share and options to purchase 5,875 shares were exercised at $9.39 per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Net Sales. Net sales decreased by approximately $2.4 million, or 12.6%, from $18.9 million for the third quarter of 1995 to $16.6 million for the third quarter of 1996. Foreign sales decreased $2.3 million, or 25.6%, from $9.0 million in the third quarter of 1995 to $6.7 million during the third quarter of 1996. The decrease in foreign sales was due primarily to decreased sales to European customers due to general European economic conditions and the over-building of inventories by customers in the first half of 1996. Domestic sales remained relatively flat, decreasing $69,000, or 0.7%, from $9.9 million in the third quarter of 1995 to $9.8 million in the third quarter of 1996.

As a result of weaker international demand, the excess inventory builds by certain customers and a slowing in the rate of outsourcing of captive production by customers with captive ball producers, the Company currently expects net sales in the fourth quarter of 1996 will be lower than the $21.6 million of net sales reported in the fourth quarter of 1995, although net sales in the fourth quarter of 1996 are expected to exceed net sales in the third quarter of 1996. The Company also currently expects net sales in fiscal year 1997 will approximate net sales in fiscal year 1996.

Gross Profit. Gross profit increased $136,000, or 2.4%, from $5.6 million for the third quarter of 1995 to $5.7 million for the third quarter of 1996. As a percentage of net sales, gross profit increased from 29.5% in the third quarter of 1995 to 34.6% for the same period in 1996. During the third quarter of 1995, gross profit was adversely affected as a result of increased raw material costs resulting from a steel shortage and of inefficiencies associated with the steel shortage and capacity constraints, including increased labor and transportation costs. During the first quarter of 1996, the Company brought additional capacity on-line with the addition of the Mountain City, Tennessee facility which allowed for more efficient operations. In addition, the Company was able to pass along increased steel costs to customers in the latter part of 1995. During the third quarter of 1996, the Company implemented a new financial reporting software package which allows for the more efficient tracking and controlling of costs. Additionally, in the third quarter of 1996, the Company recorded $300,000 of duty drawback associated with 1995 imports of raw material which had not been previously recorded. This amount is an offset to export fees paid.

Selling, General and Administrative. Selling, general and administrative expenses increased by 11.7%, from $1.1 million in the third quarter of 1995 to $1.3 million in the third quarter of 1996. This increase was due primarily to increased salaries and wages and also increased travel expenses. As a percentage of net sales, selling, general and administrative expenses increased from 6.0% for the third quarter of 1995 to 7.6% for the same period in 1996.

Depreciation. Depreciation expense increased from $525,000 for the third quarter of 1995 to $826,000 for the same period in 1996. This increase was due primarily to purchases of capital equipment. As a percentage of net sales, depreciation expense increased from 2.8% for in the third quarter of 1995 to 5.0% in the third quarter of 1996.

Net Income. Net income decreased by $482,000, or 18.0%, from $2.7 million for the third quarter of 1995 to $2.1 million for the same period in 1996. As a percentage of net sales, net income decreased from 14.1% in the third quarter of 1995 to 13.3% for the third quarter of 1996. This decrease in net income as a percentage of net sales was due primarily to increased selling, general and administrative expenses and depreciation expenses discussed above, as well as increased interest expense associated with draws by the Company on its revolving line of credit with NationsBank (terms of the credit facility are discussed below). In addition, the Company increased the provision for income taxes due to the decrease in foreign sales and the anticipated decrease in the level of tax benefit from the Company's participation in a shared foreign sales corporation.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Net Sales. Net sales increased by approximately $9.3 million, or 16.5%, from $56.2 million for the first nine months of 1995 to $65.5 million for the same period in 1996. Foreign sales increased $6.7 million, or 25.7%, from $26.1 million in the first nine months of 1995 to $32.8 million during the same period of 1996. This increase was due primarily to increased sales volumes with existing customers, and to a lesser extent, sales to several new customers. Domestic sales increased $2.7 million, or 8.9%, from $30.0 million in the first nine months of 1995 to $32.7 million in the same period of 1996. This increase was due primarily to increased sales volumes with existing customers.

As a result of weaker international demand, the excess inventory builds by certain customers and a slowing in the rate of outsourcing of captive production by customers with captive ball producers, the Company currently expects net sales in the fourth quarter of 1996 will be lower than the $21.6 million of net sales reported in the fourth quarter of 1995, although net sales in the fourth quarter of 1996 are expected to exceed net sales in the third quarter of 1996. The Company also currently expects net sales in fiscal year 1997 will approximate net sales in fiscal year 1996.

Gross Profit. Gross profit increased $4.5 million, or 26.5%, from $17.2 million for the first nine months of 1995 to $21.7 million for the same period of 1996. As a percentage of net sales, gross profit increased from 30.6% in the first nine months of 1995 to 33.2% in the same period of 1996. During the first nine months of 1995, gross profit was adversely affected as a result of increased raw material costs resulting from a steel shortage and inefficiencies associated with the steel shortage and capacity constraints, including increased labor and transportation costs. During the first quarter of 1996, the Company brought additional capacity on-line with the addition of the Mountain City, Tennessee Facility which allowed for more efficient operations. In addition, the Company was able to pass along increased steel costs to customers in the latter part of 1995. During the third quarter of 1996, the Company implemented a new financial reporting software package which allowed for the more efficient tracking and controlling of costs. Additionally, in the third quarter of 1996, the Company recorded $300,000 of duty drawback associated with 1995 imports of raw material which had not been previously recorded. This amount is an offset to export fees paid.

Selling, General and Administrative. Selling, general and administrative expenses increased by $395,000, or 12.6%, from $3.1 million in the first nine months of 1995 to $3.5 million in the same period of 1996. This increase was due primarily to increase salaries and wages and increased travel expenses. As a percentage of net sales, selling, general and administrative expenses decreased from 5.6% in the first nine months of 1995 to 5.4% for the same period in 1996.

Depreciation. Depreciation expense increased from $1.7 million for the first nine months of 1995 to $2.5 million for the same period in 1996. This increase was due primarily to purchases of capital equipment. As a percentage of net sales, depreciation expense increased from 3.1% for the first nine months of 1995 to 3.9% for the same period in 1996.

Net Income. Net income increased by $1.6 million, or 19.5%, from $8.3 million for the first nine months of 1995 to $9.9 million for the same period for 1996. As a percentage of net sales, net income increased from 14.8% for the first nine months of 1995 to 15.2% for the same period for 1996. The increase in gross margin was due to higher operating costs and higher interest expense related to the Company's draw on the line of credit with NationsBank (the terms of the credit facility are discussed below). Additionally, higher income taxes were recorded due to the decrease in export sales as a percentage of total sales and the anticipated decreased tax benefit from the Company's participation in a shared foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

In February 1995, the Company entered into a modified loan agreement with NationsBank of Tennessee N.A. ("NationsBank") which replaced a loan agreement entered into with NationsBank in the first quarter of 1994. The loan agreement, as modified, provides for a revolving credit facility of up to $10.0 million, which will expire on May 31, 1998.

Amounts outstanding under the revolving facility are unsecured and bear interest at a floating rate equal to, at the Company's option, either the NationsBank prime commercial rate minus 1.0% or LIBOR plus 1.15% (or LIBOR plus 1.0% if the minimum advance is at least $1.0 million). The loan agreement contains customary financial and operating restrictions on the Company, including covenants restricting the Company, without NationsBank's consent, from pledging its inventory, accounts receivable or other assets to other lenders or from acquiring any other businesses if the aggregate expenditures by the Company in connection with such acquisitions would exceed a certain threshold in any fiscal year. In addition, the Company is prohibited from declaring or paying any dividend if an event of default exists under the revolving credit facility at the time of, or would occur as a result of, such declaration or payment. The loan agreement also contains customary covenants requiring the satisfaction of certain financial tests and the maintenance of certain financial ratios, including covenants requiring the Company to maintain a tangible net worth of not less than $25.0 million, working capital of not less than $10.0 million, a ratio of total debt to net worth of not more than 1 to 1, and a ratio of current assets to current liabilities of not less than 1.5 to 1. The Company is in compliance with all such covenants. The outstanding principal balance of the Company's borrowings under the revolving facility as of September 30, 1996 was $3.2 million of which $1.0 million was accruing interest at LIBOR plus 1%. The remaining $2.2 million was accruing interest at the NationsBank prime commercial rate minus 1%.

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

To date, the Company has not been materially adversely affected by currency fluctuations or foreign exchange restrictions. Approximately 90% of the steel used by the Company is 52100 chrome alloy steel ("52100 Steel"). The Company currently purchases a significant amount of its 52100 Steel requirements from foreign mills. During 1995 and the first nine months of 1996, due to an increase in worldwide demand for 52100 Steel and the decrease in the value of the United States dollar relative to foreign currencies, the Company experienced an increase in the price of 52100 Steel. The Company typically reserves the right to periodically increase product prices in the event of increases in its raw material costs. During 1995 and the first nine months of 1996, the Company was able to minimize the impact on its operations resulting from the 52100 Steel price increases by taking such measures. As the Company's international operations continue to grow, foreign exchange risk may increase, and the Company may be required to develop and implement additional strategies to manage this risk.

Working capital, which consists principally of accounts receivable and inventories was $16.6 million at September 30, 1996 as compared to $13.4 million at December 31, 1995. The ratio of current assets to current liabilities increased from 2.0:1 at December 31, 1995 to 2.7:1 at September 30, 1996. Cash flow from operations increased from $6.4 million during the first nine months of 1995 to $9.7 million during the first nine months of 1996. This increase was primarily attributed to the increase in accounts receivable of $2.3 million, increased net income of $1.6 million and increased depreciation charges of $793,000 from the prior year. This increase was partially offset by a decrease in accounts payable of $4.3 million and an increase in inventories of $1.4 million.

During 1996, the Company plans to spend $8.5 million on capital expenditures (of which $7.5 million has been spent through September 30, 1996) including the purchase and further renovation of the Mountain City facility, as well as the purchase of additional machinery and equipment for all three of the Company's facilities. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 1997.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company wishes to caution readers that this report contains, and future filings by the Company, press releases and oral statements made by the Company's authorized representatives may contain, forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those expressed in such forward looking statements due to important factors bearing on the Company's business, many of which already have been discussed in this filling and in the Company's prior fillings.

The following paragraphs discuss the risk factors the Company regard as the most significant. Although the Company has attempted to list comprehensively the risk factors, the Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

Industry Risks. The precision ball and roller industry is cyclical and tends to decline in response to overall declines in industrial production. The Company's sales in the past have been negatively affected, and in the future very likely would be negatively affected, by adverse conditions in the industrial production sector of the economy or by adverse global or national economic conditions generally.

Competition. The precision ball and roller market is highly competitive, and many of the ball and roller manufacturers in the market are larger and have substantially greater resources than the Company. The Company's competitors are continuously exploring and implementing improvements in technology and manufacturing processes in order to improve product quality, and the Company's ability to remain competitive will depend, among other things, on whether it is able, in a cost effective manner, to keep apace with such quality improvements. In addition, the Company competes with many of its customers that, in addition to producing bearings, also internally produce balls and rollers for sale to third parties. The Company also faces a risk that its customers will decide to produce balls and rollers internally rather than outsourcing their needs to the Company.

Rapid Growth. The Company has significantly expanded its production facilities and capacity over the last several years. The Company currently is not operating at full capacity and faces risks of further underutilization or inefficient utilization of its production facilities in future years. The Company also \ faces risks associated with start-up expenses, inefficiencies , delays and increased depreciation costs associated with its recently completed facility in Mountain City, Tennessee, and with its plant expansions.

Raw Material Shortages. Because the balls and rollers manufactured by the Company have highly-specialized applications, their production requires the use of very particular types of steel. Due to quality constraints, the Company obtains the majority of its steel from overseas suppliers. Steel shortages or transportation problems, particularly with respect to 52100 Steel, could have a detrimental effect on the Company's business.

Risks Associated with International Trade. Because the Company obtains a majority of its raw materials from overseas suppliers and sells to a large number of international customers, the Company faces risks associated with (I) adverse foreign currency fluctuations, (ii) changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations, (iii) the imposition of trade restrictions or prohibitions, (iv) the imposition of import or other changes or taxes, and
(v) unstable governments or legal systems in countries in which the Company's suppliers and customers are located. Currently, all foreign sales are billed and paid for in United States dollars. An increase in the value of the United States dollar relative to foreign currencies may adversely affect the ability of the Company to compete with its foreign-based competitors for international as well as domestic sales.

                           PART II. OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27 - Financial Data Schedules (For Information of SEC Only)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           NN Ball & Roller, Inc.
                              ------------------------------------------------
                                                   (Registrant)


Date:    November 11, 1996                /s/ James J. Mitchell
     -----------------------  ------------------------------------------------
                              James J. Mitchell, President and Chief Operating
                                                   Officer
                                           (Duly Authorized Officer)


Date:    November 11, 1996                 /s/  Roderick R. Baty
     -----------------------  ------------------------------------------------
                                                   Roderick R. Baty
                                           Chief Financial Officer and
                                                     Vice President
                                           (Principal Financial Officer)
                                             (Duly Authorized Officer)


Date:    November 11, 1996               /s/ William C. Kelly, Jr.
     -----------------------  ------------------------------------------------
                                                William C. Kelly, Jr.,
                                     Treasurer, Assistant Secretary and
                                             Chief Accounting Officer
                                         (Principal Accounting Officer)
                                             (Duly Authorized Officer)

                             NN BALL & ROLLER, INC.

                                      INDEX


                                                                                                   Page No.
                                                                                                   --------
PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Condensed Statements of Income for the three and nine months
                     ended September 30, 1996 and 1995                                                2

                  Condensed Balance Sheets at September 30, 1996 and December 31, 1995                3

                  Condensed Statements of Changes in Stockholders' Equity
                     for the nine months ended September 30, 1996 and 1995                            4

                  Condensed Statements of Cash Flows for the nine months
                     ended September 30, 1996 and 1995                                                5

                  Notes to Condensed Financial Statements                                             6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                              8


PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                  13

Signatures                                                                                          14