Form 10-K
period 1996-12-31
NN BALL & ROLLER INC
filed 1997-03-31
CIK 918541

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

                         Commission file number 0-23486

                          ---------------------------

                             NN BALL & ROLLER, INC.

    (Exact name of registrant as specified in its charter)

            Delaware                                    62-1096725
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

          800 Tennessee Road                                37650
           Erwin, Tennessee                              (Zip Code)
 (Address of principal executive offices)


    Registrant's telephone number, including area code: (423) 743-9151

                          ---------------------------

    Securities registered pursuant to Section 12(b) of the Act:

               Title of                    Name of each exchange
              each class                   on which registered
                None                               None



    Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.01
                        (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The number of shares of the registrant's common stock outstanding on March 20, 1997 was 14,543,242.

    The aggregate market value of the voting stock held by non-affiliates of the registrant at March 20, 1997, based on the closing price on the NASDAQ National Market System on that date was approximately $112,888,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement with respect to the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1 BUSINESS

OVERVIEW

    NN Ball & Roller, Inc. (the "Company") is an independent manufacturer and supplier of high quality, precision steel balls and rollers to both domestic and international anti-friction bearing manufacturers. The Company also supplies high quality, precision steel balls and rollers, both directly and indirectly through its sales to bearing manufacturers, to automotive original equipment manufacturers ("OEMs") and the automotive aftermarket, to the gas and mining industries, and to producers of water, gas and oil well drilling bits and stainless steel valves and pumps. Precision steel balls and rollers are critical moving parts of anti-friction bearings which, in turn, are integral components of machinery with moving parts.

    The Company was organized in October 1980 by a group of senior managers of the ball and roller division of Hoover Precision Products, Inc. (formerly Hoover Universal, Inc.), led by Richard Ennen, the Company's Chairman and Chief Executive Officer. The Company was founded in order to meet the bearings industry's need for a dependable source of high quality, precision balls and rollers. During 1996, the Company sold its products to over 400 customers located in 28 different countries, and its primary customers included FAG Bearings Corporation ("FAG"), SKF Bearing Industries ("SKF") and the Torrington Company.

PRODUCTS

    At its facilities in Erwin, Tennessee and Walterboro, South Carolina, and at its new facility in Mountain City, Tennessee, the Company produces high quality, precision steel balls in sizes ranging in diameter from 3/16 of an inch to 2 inches and rollers in a limited variety of sizes. The Company produces balls in a variety of grades ranging from grade 5 to grade 1000 and rollers in a variety of grades ranging from grade 50 to grade 1000. The grade number for a ball or a roller indicates the degree of spherical or cylindrical precision of the ball or roller; for example, grade 5 balls are manufactured to within five millionths of an inch of roundness and grade 50 rollers are manufactured to within fifty millionths of an inch of roundness. Sales of steel balls accounted for approximately 89%, 93% and 93% of the Company's net sales in 1994, 1995 and 1996, respectively. Sales of rollers accounted for the balance of the Company's net sales in such years.

    In recent years, bearing manufacturers and automotive OEMs, responding to customer demands for higher quality, have begun to focus on the production of high precision, "quiet" bearings which allow equipment to run more smoothly and quietly and require high precision components, including grade 5 and grade 10 balls. From 1992 to 1996, the percentage of high precision balls produced by the Company for use in quiet bearing applications has increased from approximately 54% to approximately 78% of total net ball sales.

    PRECISION STEEL BALLS. The Company manufactures high quality, precision balls in four different types of steel: 52100 steel, 440C stainless steel, S2 rock bit steel and 302 stainless steel. Each of the different types of steel has unique characteristics that make it suitable for particular applications.

    During 1996, approximately 94% of the balls produced by the Company were made from 52100 steel ("52100 Steel"). See also "Business--Raw Materials." The 52100 Steel balls have a high degree of hardness and provide excellent resistance to wear and deformation. The 52100 Steel balls are used primarily by manufacturers of anti-friction ball bearings where precise spherical and tolerance accuracy are required. The Company produces 52100 Steel balls in ten grades ranging from grade 1000 to grade 5 (highest precision), and in sizes ranging in diameter from 3/16 of an inch to 2 inches. The primary grades of the 52100 Steel balls are grade 16, grade 10 and grade 5.

    Balls produced from 440C stainless steel offer substantial corrosion-resistant properties and are used primarily in pumps and valves because they are especially resistant to such corrosives as fresh water, crude oil, gasoline, alcohol and food products. Balls produced from S2 rock bit steel have a ground and polished finish as well as the toughness and strength necessary for severe shock loads. Balls produced from S2 rock bit steel are most frequently used in mining and oil field equipment and offshore drilling operations. Balls produced from 302 stainless steel are long lasting and corrosion resistant special material balls. Typical applications for balls produced from 302 stainless steel include beer tap valves, mechanical pump spraying, medical equipment, dairy machines and food processing equipment.

    PRECISION STEEL ROLLERS. The Company manufactures rollers in three types of steel: 52100 Steel, 440C stainless steel and S2 rock bit steel. Rollers are the primary components of anti-friction bearings which are subjected to heavy load conditions. The Company's roller products are used primarily for applications similar to those of its ball product lines, with the addition of hydraulic pumps and motors.

SALES AND MARKETING

    The Company markets its products in the United States and abroad primarily through three salaried sales employees. Four additional internal sales employees handle customer orders and provide sales support.

    The following table presents a breakdown of the Company's net sales for fiscal years 1992 through 1996:


                                                    NET SALES
                                 ----------------------------------------------
                                   1996      1995      1994      1993     1992
                                 -------    ------    ------    ------   ------
                                                    (IN THOUSANDS)

Domestic:

  Bearing Manufacturers          $28,894   $26,764   $24,195  $19,076   $17,848
                                     34%       34%       40%      44%       41%
  Other                           13,549    12,533    13,912   10,861    11,890
                                     16%       16%       23%      25%       27%
Foreign:

  Bearing Manufacturers           38,264    35,279    20,566   12,933    13,117
                                     45%       46%       34%      30%       30%
  Other                            3,832     3,210     1,814      655     1,162
                                      5%        4%        3%       1%        2%
                                  ------    ------   -------  -------   -------
Total                            $84,539   $77,786   $60,487  $43,525   $44,017
                                  ------    ------   -------  -------   -------
                                  ------    ------   -------  -------   -------
                                    100%      100%      100%     100%       100%
                                  ------    ------   -------  -------   -------
                                  ------    ------   -------  -------   -------

    The Company's marketing strategy is to increase its share of the domestic and international market for bearing components by offering a wide variety of high quality, precision balls and rollers to existing and prospective customers on a timely basis and in a cost-effective manner. In marketing its products, the Company has focused its efforts on bearing manufacturers with their own ball or roller manufacturing divisions. The Company's sales staff emphasizes the potential quality advantages and cost savings associated with the outsourcing of such bearing manufacturers' needs by purchasing precision components from the Company instead of manufacturing such components internally. For a breakdown of the Company's foreign sales in 1994, 1995 and 1996 by geographic region, see Note 10 of the Notes to Financial Statements.

    The Company emphasizes sales to bearing manufacturers because sales in this market historically have been less cyclical than sales to the OEM automotive market. The Company's direct net sales to bearing manufacturers has increased from approximately 71% of net sales in 1992 to approximately 79% in 1996. Although the Company's direct sales to OEMs have significantly decreased in recent years, management believes that a significant but undeterminable percentage of the balls and rollers sold by the Company to bearing manufacturers are incorporated into products supplied to the OEM automotive market.

    The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of shipment of goods. With respect to foreign customers (other than foreign customers that participate in the Company's inventory management program), payments generally are due within either 90 to 120 days following the date of shipment in order to allow for additional freight time and customs clearance. For customers that participate in the Company's inventory management program, sales are recorded when the product is used by the customer, and payments typically are due 30 days thereafter. See "Business--Customers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

CUSTOMERS

    During 1996, the Company sold its products to more than 400 domestic customers and to more than 70 foreign customers located in 28 different countries. Approximately 50% of the Company's net sales in 1996 were to international customers. See Note 10 of the Notes to Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations." In both the foreign and domestic markets, the Company principally sells its products directly to manufacturers and not to distributors.

    During 1996, the Company's ten largest customers accounted for approximately 78% of its net sales. Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 37% of net sales in 1996 and sales to FAG accounted for approximately 10% of net sales in 1996. None of the Company's other customers accounted for more than 10% of its net sales in 1996; however, sales to the Torrington Company, American NTN Bearing Manufacturing Corporation and Hanwha International each represented more than 5% of the Company's net sales during the period.

    The Company currently negotiates and contracts with various purchasing units within SKF and believes that, in certain respects, such units operate independently with respect to purchasing decisions. There can be no assurance, however, that SKF will not centralize purchasing decisions in the future.

    The Company ordinarily ships its products within 60 days, and frequently in the same calendar month, of the date on which a sales order is placed. Accordingly, the Company generally has an insignificant amount of open (backlog) orders from customers at month end. Certain of the Company's customers have entered into contracts with the Company pursuant to which they have agreed to purchase all of their requirements of specified balls and rollers from the Company, but under which they are not obligated to purchase any specific amounts. Management believes that while firm orders generally are received only monthly, the Company normally is aware of reasonably anticipated future orders well in advance of the placement of a firm order. The Company also has installed a computerized, bar coded inventory management system with most of its major customers pursuant to which the Company, through a direct computer link, automatically monitors the customers' ball and roller inventories. This system permits the Company to determine on a day-to-day basis the amount of balls and/or rollers remaining in a customer's inventory. When such inventories fall below certain levels, the Company automatically ships additional goods.

EMPLOYEES

    As of December 31, 1996, the Company had 393 full-time employees of whom 362 were engaged in production/maintenance. None of the employees is represented by a union. The Company believes that relations with its employees are good.

COMPETITION

    The precision ball and roller industry is highly competitive, and many of the Company's competitors have substantially greater financial resources than the Company. The Company's primary domestic competitor is Hoover Precision Products, Inc., a division of Tsubakimoto Precision Products Co. Ltd. The Company's primary foreign competitors are Amatsuji Steel Ball Manufacturing Company, Ltd. and Tsubakimoto Precision Products Co. Ltd. The Company's ability to compete with foreign-based competitors could be adversely affected by an increase in the value of the United States dollar relative to foreign currencies.

    The Company believes that competition within the precision ball and roller market is based principally on quality, price and the ability to consistently meet customer delivery requirements. Management believes that the Company's competitive strengths are its precision manufacturing capabilities, its reputation for consistent quality and reliability, and the productivity of its workforce. In addition, management believes that the Company's independence and sole focus on the production of balls and rollers is an advantage when selling to bearing manufacturers that may be reluctant to do business with a potential competitor. In recent years, certain bearing manufacturers with captive ball and roller manufacturing divisions, including American NTN Bearing Manufacturing Corporation and divisions of SKF based in Sweden, Brazil and Mexico, have turned to the Company as a source of supply.

RAW MATERIALS

    The primary raw material used by the Company is 52100 Steel. During 1996, approximately 94% of the steel used by the Company was 52100 Steel. The Company's other steel requirements include type 440C stainless steel, type S2 rock bit steel and type 302 stainless steel. The Company purchases substantially all of its 52100 Steel requirements from foreign mills because of the lack of domestic producers of such steel at the quality level the Company requires. The other steel requirements of the Company also are purchased principally from foreign steel manufacturers.

    The Company allocates its steel purchases among suppliers on the basis of price and quality. Generally, the Company does not enter into written supply agreements with its suppliers or commit itself to maintain minimum monthly purchases of steel. The Company's pricing arrangements with its suppliers typically are subject to adjustment once every six months.

    Because 52100 Steel principally is produced by foreign manufacturers, the Company's operating results would be negatively affected in the event that the U.S. government imposes any significant quotas, tariffs or other duties or restrictions on the import of such steel or if the United States dollar decreases in value relative to foreign currencies.

PATENTS, TRADEMARKS AND LICENSES

    The Company does not own any U.S. or foreign patents, trademarks or licenses that are material to its business. The Company does rely on certain data and processes, including trade secrets and know-how, and the success of its business depends, to some extent, on such information remaining confidential. Each executive officer of the Company is subject to a non-competition and confidentiality agreement that seeks to protect this information.

SEASONAL NATURE OF BUSINESS

    The Company's business historically has not been of a seasonal nature. However, as foreign sales have increased as a percentage of total sales, seasonality has become a factor for the Company in that some foreign customers typically cease their production activities during the month of August.

ENVIRONMENTAL COMPLIANCE

    The Company's operations and products are subject to extensive federal, state and local regulatory requirements relating to pollution control and protection of the environment. The Company maintains a compliance program to assist in preventing and, if necessary, correcting environmental problems. Based on information compiled to date, management believes that the Company's current operations are in substantial compliance with applicable environmental laws and regulations, the violation of which would have a material adverse effect on the Company. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect the Company's business or operations in the future. More specifically, although management believes that the Company disposes of its wastes in material compliance with applicable environmental laws and regulations, there can be no assurance that the Company will not incur significant liabilities in the future in connection with the clean-up of waste disposal sites.

    The Company has incurred certain expenses in complying with applicable environmental laws associated with the removal of four underground storage tanks containing kerosene and waste oil, the remediation of soil and groundwater contamination resulting from a leak in one of the tanks, and the closing of a sludge disposal area. The remediation project is largely complete, but the Company has certain ongoing monitoring responsibilities. The amounts expended by the Company in connection with this remediation project have not been material, and based upon information currently available to the Company, management does not believe that the future costs associated with the project will have a material adverse effect on the Company's results of operations or financial condition.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company consist of the following persons:

NAME                       AGE                    POSITION
-----------------         ------    ----------------------------------
Richard D. Ennen            69       Chairman of the Board,
                                       Chief Executive Officer and
                                       Director

James J. Mitchell           57       President, Chief Operating
                                       Officer and Director

Roderick R. Baty            43       Vice President, Chief Financial
                                       Officer and Director

William C. Kelly, Jr.       38       Treasurer, Assistant
                                       Secretary and Chief
                                       Accounting Officer

Frank T. Gentry, III        41       Vice President--Human
                                       Resources/Materials

Charles L. Edmisten         50       Vice President--Operations

Corby W. Self               40       Vice President--Manufacturing

    BIOGRAPHICAL INFORMATION. Set forth below is certain additional information with respect to each executive officer of the Company.

    Richard D. Ennen is the principal founder of the Company and has been the Chairman of the Board, Chief Executive Officer and a director of the Company since its formation in 1980. He served as President of the Company from its inception until 1990. In recent years, Mr. Ennen has focused on the development and implementation of the Company's business strategy, rather than the day-to-day operations of the Company. Prior to forming the Company, Mr. Ennen held various management and executive positions with Hoover Precision Products, Inc. (formerly Hoover Universal, Inc.), a division of Tsubakimoto Precision Products Co. Ltd, including Corporate Vice President and General Manager of the ball and roller division. Mr. Ennen has over 40 years of experience in the anti-friction bearing industry.

    James J. Mitchell became President and Chief Operating Officer of the Company in 1990 and a director of the Company in 1994. From 1975 until 1990, Mr. Mitchell held various positions with the Link Belt Bearing Division of Rexnord Corporation, a bearing manufacturer, including Vice President/General Manager from 1983 until 1990. Mr. Mitchell has over 30 years of experience in the anti-friction bearing industry and has held positions with executive responsibilities for over 10 years.

    Roderick R. Baty joined the Company in July 1995 as Vice President and Chief Financial Officer and was elected to the Board of Directors to fill a vacant seat in August 1995. Prior to joining the Company, Mr. Baty served as President and Chief Operating Officer of Hoover Precision Products from 1990 until January 1995, and as Vice President and General Manager of Hoover Precision Products from 1985 to 1990.

    William C. Kelly, Jr. joined the Company in 1993 as Assistant Treasurer and Manager of Investor Relations. In July 1994, Mr. Kelly was elected to serve as the Company's Chief Accounting Officer, and in February

1995, was elected Treasurer and Assistant Secretary. Prior to joining the Company, Mr. Kelly served from 1988 to 1993 as a Staff Accountant and as a Senior Auditor with the accounting firm of Price Waterhouse LLP.

    Frank T. Gentry, III, was appointed Vice President--Human Resources/Materials of the Company in October 1996. Mr. Gentry's responsibilities include purchasing, inventory control, transportation and personnel. Mr. Gentry joined the Company in 1981 and held various production control positions within the Company from 1981 to August 1995. From August 1995 to October 1996, Mr. Gentry held the position of Vice President--Manufacturing.

    Charles L. Edmisten has served as the Company's Vice President--Operations since 1980. Mr. Edmisten's responsibilities include engineering and process development. Prior to joining the Company, Mr. Edmisten served in various positions with Hoover Precision Products, Inc., including Chief Engineer.

    Corby W. Self was appointed Vice President--Manufacturing of the Company in October 1996. Mr. Self's responsibilities include oversight of the manufacturing process at all of the Company's facilities. Mr. Self joined the Company in 1989 and held various production control positions within the Company from 1989 through July 1995. From July 1995 through April 1996, Mr. Self was the plant manager of the Company's Mountain City facility, and from April 1996 through October 1996, he was the plant manager of the Company's Walterboro facility.

    Executive officers are elected annually at the time of the Annual Meeting and serve one-year terms and until their successors are elected and qualified.

ITEM 2 PROPERTIES

    The Company has three manufacturing facilities located, respectively, in Erwin, Tennessee, Walterboro, South Carolina and Mountain City, Tennessee. The Company leased the Mountain City facility from the State of Tennessee in September 1995 in order to expand production capacity to meet the increasing worldwide demand for its products. The Company purchased the land and building at the facility in January 1997. Production began in early 1996 at the Mountain City facility.

    The Erwin, Walterboro and Mountain City plants currently have approximately 125,000, 100,000 and 48,000 square feet of manufacturing space, respectively. The Walterboro plant is located on a 10 acre tract of land owned by the Company, the Erwin plant is located on a 12 acre tract of land owned by the Company and the Mountain City plant is located and on an 8 acre tract of land owned by the Company. During 1996, the Company added new machinery and equipment at all of its facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    The Company believes that the Erwin, Walterboro and Mountain City plants are adequately suited for the Company's current production and business needs.

    At the time of the Company's initial public offering of the Company's stock, the Erwin and Walterboro facilities were subject to a deed of trust and mortgage, respectively, that secured the Company's 10.88% Senior Secured Notes. The Senior Notes were repaid in full with a portion of the net proceeds of the initial public offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Financial Statements.

ITEM 3 LEGAL PROCEEDINGS

    All legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's business or financial condition or on the results of operations.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted for a vote of stockholders during the fourth quarter of 1996.

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS

    Since the Company's initial public offering in 1994, the Common Stock has been traded on the Nasdaq National Market under the trading symbol "NNBR." Prior to such time there was no established market for the Common Stock. As of March 20, 1997, there were 244 holders of record of the Common Stock.

    The following table sets forth the high and low sale prices of the Common Stock, as reported by Nasdaq, and the dividends paid per share on the Common Stock during each calendar quarter of 1995 and 1996. The high and low sale prices and the dividends paid per share have been adjusted (and, in the case of the sale prices, rounded to the nearest eighth) to reflect the two three-for-two splits of the Common Stock effective on March 5, 1995 and December 5, 1995, respectively. See Note 3 of the Notes to Financial Statements.


                                       PRICE          DIVIDEND
                               -------------------   ----------
                                 HIGH       LOW
                               --------  ---------
1995

First Quarter..............     10 3/8      8 1/4       .035
Second Quarter.............     12 5/8      9 5/8       .053
Third Quarter..............     13 7/8     11 1/8       .107
Fourth Quarter.............     19 1/2     10 1/2         --

1996

First Quarter..............     22 3/4     17 1/2       0.08
Second Quarter.............     26 3/4     20 3/8       0.08
Third Quarter..............     21 1/4     13 7/8       0.08
Fourth Quarter.........         16         12 3/8       0.08

    The declaration and payment of dividends are subject to the sole discretion of the Board of Directors of the Company and depend upon the Company's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. The terms of the Company's revolving credit facility restrict the payment of dividends by prohibiting the Company from declaring or paying any dividend if an event of default exists at the time of, or would occur as a result of, such declaration or payment. For further description of the Company's revolving credit facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" herein.

ITEM 6 SELECTED FINANCIAL DATA

    The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the Financial Statements and the Notes thereto included as Item 8 herein. The data set forth below as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 (except for the pro forma statement of income data), have been derived from the Financial Statements of the Company which have been audited by Price Waterhouse LLP, independent accountants, whose report thereon is included as part of Item 8. The financial data as of December 31, 1994, 1993 and 1992, and for the years ended December 31, 1993 and 1992 also were derived from financial statements of the Company which have been audited by Price Waterhouse LLP (except for the pro forma statement of income data). These historical results are not necessarily indicative of the results to be expected in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                              YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                 1996       1995       1994       1993       1992
                                               ---------  ---------  ---------  ---------  ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Income Data:

Net sales....................................  $  84,539  $  77,786  $  60,487  $  43,525  $  44,017
Cost of products sold........................     56,695     53,912     40,110     29,762     30,623
                                               ---------  ---------  ---------  ---------  ---------
  Gross profit...............................     27,844     23,874     20,377     13,763     13,394

Selling, general and administrative
  expenses...................................      4,890      4,249      3,439      2,621      2,434

Depreciation.................................      3,358      2,364      1,996      1,868      1,698
                                               ---------  ---------  ---------  ---------  ---------
Income from operations.......................     19,596     17,261     14,942      9,274      9,262

Interest expense.............................        296         42        354      1,382      1,674
                                               ---------  ---------  ---------  ---------  ---------
Income before provision for income taxes and
  extraordinary item.........................     19,300     17,219     14,588      7,892      7,588

Provision for income taxes (1)...............      6,835      5,708      5,704        236        233
                                               ---------  ---------  ---------  ---------  ---------
Income before extraordinary item.............     12,465     11,511      8,884      7,656      7,355

Extraordinary loss from early extinguishment
  of debt (net of income tax benefit of $710)
  (2)........................................     --         --         (1,160)    --         --
                                               ---------  ---------  ---------  ---------  ---------
Net income...................................  $  12,465  $  11,511  $   7,724  $   7,656  $   7,355
                                               ---------  ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------  ---------
Net income per share:

  Income before extraordinary item...........  $     .83  $     .79  $     .65

  Extraordinary item, net (2)................     --         --           (.09)
                                               ---------  ---------  ---------
Net income per share (3).....................  $     .83  $     .79  $     .56
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------
Dividends declared...........................  $     .32  $     .20  $     .07
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------
Weighted average number of shares outstanding
  (3)........................................     15,042     14,583     13,716
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------


                                       10

                                                               1996       1995       1994       1993       1992
                                                             ---------  ---------  ---------  ---------  ---------

Pro Forma Statement of Income Data (4):
Income before provision for income taxes
  and extraordinary item...................................                        $  14,588  $   7,892  $   7,588

Provision for income taxes.................................                            5,543      2,999      2,884
                                                                                   ---------  ---------  ---------
Income before extraordinary item...........................                            9,045      4,893      4,704
                                                                                   ---------  ---------  ---------
Extraordinary item, net (2)................................                           (1,160)    --         --
                                                                                   ---------  ---------  ---------
Net income.................................................                        $   7,885  $   4,893  $   4,704
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Net income per share:

  Income before extraordinary item.........................                        $     .66  $     .44

  Extraordinary item, net (2)...............................                            (.09)        --
                                                                                   ---------  ---------
                                                                                   ---------  ---------
Net income per share (3)...................................                        $     .57  $     .44
                                                                                   ---------  ---------
                                                                                   ---------  ---------
Weighted average number of shares outstanding (3)..........                           13,716     11,016
                                                                                   ---------  ---------
                                                                                   ---------  ---------
Balance Sheet Data:

Current assets.............................................  $  26,727  $  26,728  $  21,591  $  13,971  $  12,433

Current liabilities........................................      8,374     13,303      4,845      7,859      6,319

Total assets...............................................     59,292     54,241     36,936     26,215     24,730

Long-term debt (less current portion)......................     --         --         --         10,000     12,075

Stockholders' equity.......................................     48,710     39,218     30,537      8,184      6,168


------------------------

(1) During the period from the inception of the Company through the consummation of its initial public offering in March 1994, the Company was treated for income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, and under comparable tax laws of certain states. As a result, earnings of the Company during that period were taxed for federal and certain state income tax purposes directly to the Company's stockholders, rather than to the Company. Upon the termination of the Company's S corporation status, in addition to becoming subject to corporate tax at the federal level and in a number of states, the Company was required to provide for deferred federal and state income taxes, calculated in accordance with the Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes" ("FAS 109"), for the cumulative temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities, resulting in a charge to the provision for income taxes in the amount of $1,213,000 in 1994. See Note 11 of the Notes to Financial Statements.

(2) The Company used a portion of its net proceeds from the initial public offering to prepay the $12,000,000 in principal of the Company's 10.88% Senior Secured Notes and related accrued interest of $653,000. This prepayment resulted in an extraordinary after tax loss of $1,160,000, net of related income tax benefit of

    $710,000. The gross extraordinary loss included a prepayment penalty of $1,728,000 and the write-off of unamortized deferred loan costs of $142,000. See Note 2 of the Notes to Financial Statements.

(3) The actual and pro forma net income per share data is based on the historical weighted average number of shares outstanding, as adjusted to reflect (i) a Common Stock split of 508-for-one in connection with a reincorporation merger transaction completed in January 1994, (ii) the 3-for-2 split of the Common Stock effected on March 5, 1995, and (iii) the 3-for-2 split of the Common Stock effected on December 5, 1995. In addition, the weighted average number of shares outstanding used to compute earnings per share as of December 31, 1993, has been adjusted to include the estimated number of shares (464,000 shares as calculated at the initial public offering price and prior to adjustment for the stock dividends paid in 1995) required to be sold by the Company to pay, as of December 31, 1993, the distribution made to the Company's S corporation stockholders upon the consummation of the initial public offering. See Notes 2 and 3 of the Notes to Financial Statements.

(4) The pro forma statement of income data for 1994 and prior years is based on historical net income, as adjusted to reflect a provision for income taxes (at an assumed effective rate of 38%), as if the Company had been a C corporation since its inception. The pro forma statement of income data was calculated using the criteria established under FAS 109, which requires the use of an asset and liability approach to financial reporting and accounting for income taxes. The 1994 pro forma provision for income taxes does not include the $1,213,000 charge related to the Company's termination of its S corporation status as discussed in note (1) above. See Notes 1, 2 and 11 of the Notes to Financial Statements.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K. Historical operating results and percentage relationships among any amounts included in the Financial Statements are not necessarily indicative of trends in operating results for any future period.

OVERVIEW

    The Company's core business is the manufacture and sale of high quality, precision steel balls and rollers. In 1996, balls accounted for approximately 93% of the Company's net sales, while rollers accounted for the remaining 7%. Although all of the Company's net sales from 1980 through 1986 were exclusively to domestic customers, the Company's international sales have increased significantly in recent years and represented approximately 50% of net sales in 1996. See Note 10 of the Notes to Financial Statements.

    Significant factors in the Company's growth include its displacement of captive ball manufacturing divisions of domestic and international bearing manufacturers as a source of precision balls and increased sales of high precision balls for quiet bearing applications. From 1992 through 1996, the percentage of high precision balls produced by the Company for use in quiet bearing applications has increased from approximately 54% to approximately 78% of total net ball sales. Management believes that the Company's sales growth has resulted from its ability to capitalize on opportunities in overseas markets and provide precision balls at competitive prices, as well as its emphasis on product quality and customer service.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated selected financial data and the percentage of the Company's net sales represented by each income statement line item presented.

                                                                                            AS A PERCENTAGE OF NET SALES
                                                                                               YEAR ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1996       1995       1994
                                                                                           ---------  ---------  ---------
Net sales................................................................................      100.0%     100.0%     100.0%
Cost of products sold....................................................................       67.1       69.3       66.3
                                                                                           ---------  ---------  ---------
Gross profit.............................................................................       32.9       30.7       33.7
Selling, general and administrative expenses.............................................        5.8        5.5        5.7
Depreciation.............................................................................        4.0        3.0        3.3
                                                                                           ---------  ---------  ---------
Income from operations...................................................................       23.1       22.2       24.7
Interest expense.........................................................................         .3         .1         .6
                                                                                           ---------  ---------  ---------
Income before provision for income taxes and extraordinary item..........................       22.8       22.1       24.1
Provision for income taxes...............................................................        8.1        7.3        9.4
                                                                                           ---------  ---------  ---------
Income before extraordinary item.........................................................       14.7       14.8       14.7
Extraordinary loss (net of income tax benefit)...........................................     --         --           (1.9)
                                                                                           ---------  ---------  ---------
Net income...............................................................................       14.7%      14.8%      12.8%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

    NET SALES. The Company's net sales increased $6.7 million, or 8.7%, to $84.5 million in 1996 from $77.8 million in 1995. Foreign net sales increased $3.6 million, or 9.4%, to $42.1 million in 1996 from $38.5 million in 1995. The increase in foreign net sales was due primarily to increased sales volumes with existing customers, and to a lesser extent, sales to several new customers. Domestic net sales increased $3.1 million, or 8.0%, to $42.4 million in 1996 from $39.3 million in 1995. This increase was due primarily to increased sales to existing customers. Notwithstanding the Company's record sales in 1996, the Company's foreign sales in the last half of 1996 were negatively affected by weak international economies, certain customers' excess inventories, and a slowing in the overall rate of outsourcing of captive production. The Company anticipates that its foreign sales will continue to be affected by one or more of these negative factors in 1997. In addition, in the fourth quarter of 1996, two of the Company's major customers have informed the Company of their intention to bring in-house in 1997 a portion of their business (in the aggregate, approximately $9.0 million in net sales) that was previously outsourced to the Company. Management anticipates that the loss of these sales in 1997 should be offset, at least partially, by additional sales to other existing customers. For information concerning the Company's quarterly results of operations for the year ended December 31, 1996, See Note 13 of the Notes to Financial Statements.

    GROSS PROFIT. Gross profit increased by $3.9 million, or 16.3%, to $27.8 million in 1996 from $23.9 million in 1995. As a percentage of net sales, gross profit increased to 32.9% in 1996 from 30.7% in 1995. During 1995, gross profit was adversely affected as a result of increased raw material costs resulting from a steel shortage and inefficiencies associated with the steel shortage and capacity constraints, including increased labor and transportation costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." During the first quarter of 1996, the steel shortage abated and, in addition, the Company brought additional capacity on-line with the addition of the Mountain City, Tennessee facility which allowed for more efficient operations. During the third quarter of 1996, the Company implemented a new financial reporting software package which allowed for more efficient tracking and controlling of costs. Additionally, during 1996, the Company recorded approximately $700,000 of duty drawback associated with 1995 and 1996 imports of raw material which had not been previously recorded. This amount is an offset to export fees paid.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $641,000, or 15.1%, to $4.9 million from $4.2 million in 1995. This increase was due primarily to increased salaries and wages. As a percentage of net sales, selling, general and administrative expenses increased slightly to 5.8% in 1996 from 5.5% in 1995.

    DEPRECIATION EXPENSE. Depreciation expense increased $994,000, or 42.0%, to $3.4 million in 1996 from $2.4 million in 1995. This increase was due primarily to capital expenditures associated with the expansion of the Company's facilities and purchases of equipment. As a percentage of net sales, depreciation increased to 4.0% in 1996 from 3.0% in 1995.

    INTEREST EXPENSE. Interest expense increased $254,000, or 604.8%, to $296,000 in 1996 from $42,000 in 1995. This increase was due to increased levels outstanding under the Company's line of credit in 1996 as compared to 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    NET INCOME. Net income increased $954,000, or 8.3%, to $12.5 million in 1996 from $11.5 million in 1995. As a percentage of net sales, net income decreased slightly to 14.7% in 1996 from 14.8% in 1995.

    Year Ended December 31, 1995 Compared to the Year Ended December 31, 1994

    NET SALES. The Company's net sales increased by nearly $17.3 million, or 28.6%, to $77.8 million in 1995 from $60.5 million in 1994. Foreign net sales increased $16.1 million, or 71.9%, to $38.5 million in 1995 from $22.4 million in 1994. The increase in foreign net sales was due primarily to increased sales volumes with existing customers and, to a lesser extent, sales to several new customers. Domestic net sales increased $1.2 million, or 3.1%, to $39.3 million in 1995 from $38.1 million in 1994. This increase was due primarily to increased sales volumes with existing customers.

    GROSS PROFIT. Gross profit increased by $3.5 million, or 17.2%, to $23.9 million in 1995 from $20.4 million in 1994. As a percentage of net sales, gross profit decreased to 30.7% in 1995 from 33.7% in 1994. This decrease in gross profit as a percentage of net sales was due primarily to a 52100 Steel supply shortage which existed during 1995. As a result of such shortage and production delays resulting therefrom, the Company incurred increased raw material costs and increased transportation costs for finished products in order to meet customer delivery requirements in 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $810,000, or 23.6%, to $4.2 million in 1995 from $3.4 million in 1994. This increase was due primarily to costs associated with increased foreign travel in the sales department and costs associated with the Company's status as a public company. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 5.5% in 1995 from 5.7% in 1994.

    DEPRECIATION EXPENSE. Depreciation expense increased slightly to $2.4 million in 1995 from $2.0 million in 1994. The increase of $368,000, or 18.4%, was due primarily to capital expenditures associated with the expansion of the Company's facilities and purchases of equipment. Depreciation expense as a percentage of net sales decreased to 3.0% in 1995 from 3.3% in 1994.

    INTEREST EXPENSE. Interest expense decreased by more than $312,000, or 88.1%, to $42,000 in 1995 from $354,000 in 1994. This decrease was due primarily to the retirement of $12 million of 10.88% Senior Secured Notes (the "Senior Notes") during the first quarter of 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    EXTRAORDINARY ITEM. In the first quarter of 1994, the Company recorded an extraordinary charge of $1.9 million ($1.2 million net of tax benefit of $710,000) related to the early retirement of the Senior Notes. The charge consisted of $1.7 million in prepayment penalties and a non-cash charge of $142,000 related to the write-off of deferred loan costs associated with the borrowings.

    NET INCOME. Net income increased by $3.8 million, or 49.0%, to $11.5 million in 1995 from $7.7 million in 1994. As a percentage of net sales, net income increased to 14.8% in 1995 from 12.8% in 1994. This increase in net income as a percentage of net sales was due primarily to the combined effect of
(i) a non-recurring, non-cash charge of $1.2 million to earnings in 1994 to record deferred income taxes upon termination of the Company's S corporation status in March 1994 and (ii) an extraordinary charge of $1.9 million ($1.2 million net of tax benefit of $710,000) in the first quarter of 1994 for the early retirement of the Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

    In March 1994, the Company completed an initial public offering of Common Stock pursuant to which 2,000,000 shares were issued and sold by the Company (without adjustment for the two three-for-two stock splits effective on March 5, 1995 and December 5, 1995, respectively). Net proceeds to the Company were $24.9 million (net of $2.0 million underwriters' discount and $1.1 million of related costs). A portion of these proceeds was used to repay $12.0 million in principal of the Senior Notes, as well as accrued interest of $653,000 and a related prepayment penalty of $1.7 million. Approximately $9.2 million was used to pay a distribution of undistributed earnings to the Company's S corporation stockholders. The distribution consisted of all of the Company's previously taxed and undistributed earnings as of March 22, 1994, plus the Company's previously undistributed earnings for financial reporting purposes in excess of the previously taxed earnings at March 22, 1994, less a reserve of $1.2 million for the amount of the deferred income taxes payable on such excess. The remainder of the proceeds have been used for working capital and general corporate purposes.

    In February 1995, the Company entered into a modified loan agreement with NationsBank of Tennessee N.A. ("NationsBank") which replaced a loan agreement entered into with NationsBank in the first quarter of 1994. The loan agreement, as modified, provides for a revolving credit facility of up to $10.0 million, which will expire on May 31, 1998.

    Amounts outstanding under the revolving facility are unsecured and bear interest at a floating rate equal to, at the Company's option, either the NationsBank prime commercial rate minus 1.0% or LIBOR plus 1.15% (or LIBOR plus 1.0% if the minimum advance is at least $1.0 million). The loan agreement contains customary financial and operating restrictions on the Company, including covenants restricting the Company, without NationsBank's consent, from pledging its inventory, accounts receivable or other assets to other lenders or from acquiring any other businesses if the aggregate expenditures by the Company in connection with such acquisitions would exceed a certain threshold in any fiscal year. In addition, the Company is prohibited from declaring or paying any dividend if an event of default exists under the revolving credit facility at the time of, or would occur as a result of, such declaration or payment. The loan agreement also contains customary covenants requiring the satisfaction of certain financial tests and the maintenance of certain financial ratios, including covenants requiring the Company to maintain a tangible net worth of not less than $25.0 million, working capital of not less than the greater of $10.0 million or 15% of revenues, as computed on a rolling 12 month basis, a ratio of total debt divided by net worth of not more than 1 to 1, and a ratio of current assets to current liabilities of not less than 1.5 to 1. The Company is in compliance with all such covenants. The outstanding principal balance of the Company's borrowings under the revolving facility as of December 31, 1996 was $2.3 million, compared to $3.6 million at December 31, 1995.

    The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with foreign customers (other than foreign customers that have entered into the Company's inventory management program) generally provide that payments are due within either 90 or 120 days following the date of shipment. Under the Company's inventory management program, sales are recorded when the product is used by the customer, and payments typically are due within 30 days thereafter. Due to the continuing expansion of the Company's foreign sales, management believes that the Company's working capital requirements will increase as a result of longer payment terms provided to foreign customers. Currently, all foreign sales are billed and paid for in United States dollars.

    To date, the Company has not been materially adversely affected by currency fluctuations or foreign exchange restrictions. However, approximately 94% of the steel used by the Company is 52100 Steel, and the Company purchases substantially all of its 52100 Steel requirements from foreign mills because of the lack of domestic producers of such steel at the quality level the Company requires. During 1995, due to an increase in worldwide demand for 52100 Steel and the decrease in the value of the United States dollar relative to foreign currencies, the Company experienced an increase in the price of 52100 Steel and some difficulty in obtaining an adequate supply of 52100 Steel from its existing suppliers. Because of the shortage, the Company also incurred increased transportation costs for finished products in order to meet customer delivery requirements. During 1996, the steel shortage abated and the Company was able to obtain an adequate supply of 52100 Steel on a timely basis. The Company has obtained informal commitments for 52100 Steel in 1997 that exceed its projected usage. The Company typically reserves with its customers the right to increase product prices periodically in the event of increases in its raw material costs. As the Company's international operations continue to grow, foreign exchange risk can be expected to increase, and the Company may be required to develop and implement additional strategies, such as entering into foreign currency exchange contracts, to manage this risk.

    Working capital, which consists principally of cash and cash equivalents, accounts receivable and inventories, was $18.4 million at December 31, 1996, as compared to $13.4 million at December 31, 1995. The ratio of current assets to current liabilities increased to 3.2:1 at December 31, 1996, from 2.0:1 at December 31, 1995. This increase was due primarily to a decrease in accounts payable and amounts drawn on the revolving credit facility. Cash flow from operations increased to $12.7 million during 1996 from $9.5 million during 1995. This increase is primarily attributable to an increase in net income and depreciation.

    Total capital expenditures for 1996 were approximately $8.4 million, all of which was spent in the purchase of new machinery and equipment for the Company's facilities. These capital expenditures were financed with cash generated from operations and funds available under the credit facility described above. In January, 1997, the Company purchased the building and an approximately 8 acre tract of land on which the Mountain City, Tennessee facility is located, for an aggregate purchase price of $321,878 (including $2,353 of closing fees and related expenses).

    During 1997, the Company plans to spend an additional $6 million on capital expenditures, including the purchase of additional machinery and equipment for all three of the Company's facilities. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and capital expenditure requirements through December 1997.

    In December 1996, the Company announced that its Board of Directors authorized the repurchase of up to 731,462 shares of the Company's Common Stock, equaling 5% of the Company's issued and outstanding shares as of November 11, 1996. The repurchase program will remain in effect until the earlier of the completion of the purchase of the shares or November 30, 1997. The program may be extended or discontinued at any time, and there is no assurance that the Company will repurchase the full amount authorized. The Company did not repurchase any shares under the program during 1996. In February 1997, the Company repurchased 86,000 shares at an aggregate purchase price of $999,750. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance any additional stock repurchases under the program.

SEASONALITY AND FLUCTUATION IN QUARTERLY RESULTS

    The Company's net sales historically have not been of a seasonal nature. However, as foreign sales have increased as a percentage of total sales, seasonality has become a factor for the Company in that many foreign customers cease production during the month of August. For information concerning the Company's quarterly results of operations for the years ended December 31, 1996 and 1995, see Note 13 of the Notes to Financial Statements.

INFLATION AND CHANGES IN PRICES

    While the Company's operations have not been affected by inflation during recent years, prices for 52100 Steel and other raw materials purchased by the Company are subject to change. For example, during 1995, due to an increase in worldwide demand for 52100 Steel and the decrease in the value of the United States dollar relative to foreign currencies, the Company experienced an increase in the price of 52100 Steel and some difficulty in obtaining an adequate supply of 52100 Steel from its existing suppliers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Typically, the Company's pricing arrangements with its steel suppliers are subject to adjustment once every six months. In an effort to limit its exposure to fluctuations in steel prices, the Company has generally avoided the use of long-term, fixed price contracts with its customers. Instead, the Company typically reserves the right to increase product prices periodically in the event of increases in its raw material costs. The Company was able to minimize the impact on its operations resulting from the 52100 Steel price increases by taking such measures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

    The Company wishes to caution that this report and the 1996 Annual Report to Stockholders contain, and future filings by the Company, press releases and oral statements made by the Company's authorized representatives may contain, forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those expressed in such forward looking statements due to important factors bearing on the Company's business, many of which already have been discussed in this filing and in the Company's prior filings. The following paragraphs discuss the risk factors that the Company regards as the most significant, although the Company wishes to caution that other factors that currently are not considered significant or that currently cannot be foreseen may in the future prove to be important in affecting the Company's results of operations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

    INDUSTRY RISKS. The precision ball and roller industry is cyclical and tends to decline in response to overall declines in industrial production. The Company's sales could be negatively affected by adverse conditions in the industrial production sector of the economy or by adverse global or national economic conditions generally.

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

    RAPID GROWTH. The Company has undergone rapid growth over the last several years. Accordingly, the Company risks underutilization or inefficient utilization of its production facilities in future years. The Company also faces risks associated with start-up expenses, inefficiencies, delays and increased depreciation costs associated with its new facility in Mountain City, Tennessee, and with its plant expansions.

    RAW MATERIAL SHORTAGES. Because the balls and rollers manufactured by the Company have highly-specialized applications, their production requires the use of very particular types of steel. Due to quality constraints, the Company obtains the vast majority of its steel from overseas suppliers. Steel shortages or transportation problems, particularly with respect to 52100 Steel, could have a detrimental effect on the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    RISKS ASSOCIATED WITH INTERNATIONAL TRADE. Because the Company obtains a majority of its raw materials from overseas suppliers and sells to a large number of international customers, the Company faces risks associated with (i) adverse foreign currency fluctuations, (ii) changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations, (iii) the imposition of trade restrictions or prohibitions, (iv) the imposition of import or other charges or taxes, and
(v) unstable governments or legal systems in countries in which the Company's suppliers and customers are located. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Inflation and Changes in Prices." Currently, all foreign sales are billed and paid for in United States dollars. An increase in the value of the United States dollar relative to foreign currencies may adversely affect the ability of the Company to compete with its foreign-based competitors for international as well as domestic sales.

    DEPENDENCE ON MAJOR CUSTOMERS. During 1996, the Company's ten largest customers accounted for approximately 78% of its net sales. Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 37% of net sales in 1996, and sales to FAG accounted for approximately 10% of net sales in 1996. The Company currently negotiates and contracts with various purchasing units within SKF and believes that, in certain respects, such units operate independently with respect to purchasing decisions. There can be no assurance, however, that SKF will not centralize purchasing decisions in the future. None of the Company's other customers accounted for more than 10% of its net sales in 1996, but sales to three of its customers each represented more than 5% of the Company's 1996 net sales. The loss of all or a substantial portion of sales to these customers would have a material adverse effect on the Company's business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:                                                                       PAGE
                                                                                            -----
  Report of Independent Accountants......................................................          20

  Balance Sheets at December 31, 1996 and 1995...........................................          21

  Statements of Income for the three years ended December 31, 1996.......................          22

  Statements of Changes in Stockholders' Equity for the three years ended December 31,
    1996.................................................................................          23

  Statements of Cash Flows for the three years ended December 31, 1996...................          24

  Notes to Financial Statements..........................................................          25

  Financial Statement Schedules:
    For the three years ended December 31, 1996

    II--Valuation and Qualifying Accounts and Reserves.....................................          38


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of NN Ball and Roller, Inc.

    In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NN Ball and Roller, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP

Winston-Salem, North Carolina
January 17, 1997

NN BALL AND ROLLER, INC.

BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------


                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
Assets
Current assets:
  Accounts receivable, net..............................................  $  15,754  $  16,915
  Inventories, net......................................................     10,408      9,813
  Other current assets..................................................        565     --
                                                                          ---------  ---------
    Total current assets................................................     26,727     26,728
Property, plant and equipment, net......................................     32,419     27,367
Other...................................................................        146        146
                                                                          ---------  ---------
    Total assets........................................................  $  59,292  $  54,241
                                                                          ---------  ---------
                                                                          ---------  ---------
Liabilities and Stockholders' Equity[el]
Current liabilities:
  Revolving credit facility..............................................  $   2,308  $   3,590
  Accounts payable--trade................................................      4,054      8,201
  Accrued vacation expense...............................................        370        369
  Income taxes payable...................................................         96        208
  Accrued sales rebate...................................................        755        243
  Other liabilities......................................................        791        692
                                                                           ---------  ---------
    Total current liabilities...........................................      8,374     13,303
Deferred income taxes...................................................      2,208      1,720
                                                                          ---------  ---------
    Total liabilities...................................................     10,582     15,023
                                                                          ---------  ---------
Stockholders' equity:
  Common stock--$0.01 par value, authorized--45,000 (1996) and 20,000
   (1995) shares, issued and outstanding--14,629 (1996) and 14,473
   (1995) shares........................................................        146        144
  Additional paid-in capital............................................     26,983     25,289
  Retained earnings.....................................................     21,581     13,785
                                                                          ---------  ---------
    Total stockholders' equity..........................................     48,710     39,218
                                                                          ---------  ---------
    Total liabilities and stockholders' equity..........................  $  59,292  $  54,241
                                                                          ---------  ---------
                                                                          ---------  ---------

The accompanying notes are an integral part of these financial statements.

NN BALL AND ROLLER, INC.

BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------


                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
Net sales........................................................................  $  84,539  $  77,786  $  60,487
Cost of products sold............................................................     56,695     53,912     40,110
                                                                                   ---------  ---------  ---------
Gross profit.....................................................................     27,844     23,874     20,377
Selling, general and administrative expenses.....................................      4,890      4,249      3,439
Depreciation.....................................................................      3,358      2,364      1,996
                                                                                   ---------  ---------  ---------
Income from operations...........................................................     19,596     17,261     14,942
Interest expense.................................................................        296         42        354
                                                                                   ---------  ---------  ---------
Income before provision for income taxes and extraordinary item..................     19,300     17,219     14,588
Provision for income taxes.......................................................      6,835      5,708      5,704
                                                                                   ---------  ---------  ---------
Income before extraordinary item.................................................     12,465     11,511      8,884
Extraordinary loss from early extinguishment of debt (net of income tax
  benefit of $710)...............................................................     --         --         (1,160)
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $  12,465  $  11,511  $   7,724
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Net income per share (primary):..................................................  $     .83  $     .79
                                                                                   ---------  ---------
                                                                                   ---------  ---------
Weighted average number of shares outstanding....................................     15,042     14,583
                                                                                   ---------  ---------
                                                                                   ---------  ---------
Unaudited pro forma data: (Notes 2 and 3)
Income before provision for income taxes and extraordinary item..................                        $  14,588
Provision for income taxes.......................................................                            5,543
                                                                                                         ---------
Income before extraordinary item.................................................                            9,045
Extraordinary item, net..........................................................                           (1,160)
                                                                                                         ---------
Net income.......................................................................                        $   7,885
                                                                                                         ---------
                                                                                                         ---------
Net income per share (primary):
Income before extraordinary item.................................................                        $     .66
Extraordinary item, net..........................................................                             (.09)
                                                                                                         ---------
Net income per share.............................................................                        $     .57
                                                                                                         ---------
                                                                                                         ---------
Weighted average number of shares outstanding....................................                           13,716
                                                                                                         ---------
                                                                                                         ---------

The accompanying notes are an integral part of these financial statements.

NN BALL AND ROLLER, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS)
-----------------------------------------------------------------------------


                                                                      COMMON STOCK
                                                                 ----------------------
                                                                                        ADDITIONAL
                                                                   NUMBER        PAR      PAID-IN   RETAINED
                                                                  OF SHARES     VALUE     CAPITAL   EARNINGS     TOTAL
                                                                 -----------  ---------  ---------  ---------  ---------

Balance, December 31, 1993.....................................       4,432   $      44  $     417  $   7,723  $   8,184
  Net income...................................................      --          --         --          7,724      7,724
  Dividends paid...............................................      --          --         --         (1,030)    (1,030)
  Proceeds from IPO (net)......................................       2,000          20     24,872     --         24,892
  Sub S-corporation distribution...............................      --          --         --         (9,233)    (9,233)
                                                                 -----------  ---------  ---------  ---------  ---------
Balance, December 31, 1994.....................................       6,432          64     25,289      5,184     30,537
  Net income...................................................      --          --         --         11,511     11,511
  Dividends paid...............................................      --          --         --         (2,830)    (2,830)
  Three-for-two stock split....................................       3,216          32     --            (32)    --
  Three-for-two stock split....................................       4,825          48     --            (48)    --
                                                                 -----------  ---------  ---------  ---------  ---------
Balance, December 31, 1995.....................................      14,473         144     25,289     13,785     39,218
  Net income...................................................                                        12,465     12,465
  Dividends paid...............................................      --          --         --         (4,669)    (4,669)
  Stock options exercised......................................         156           2      1,694     --          1,696
                                                                 -----------  ---------  ---------  ---------  ---------
Balance, December 31, 1996.....................................      14,629   $     146  $  26,983  $  21,581  $  48,710
                                                                 -----------  ---------  ---------  ---------  ---------
                                                                 -----------  ---------  ---------  ---------  ---------

The accompanying notes are an integral part of these financial statements.

NN BALL AND ROLLER, INC.

STATEMENTS OF CASH FLOWS (IN THOUSANDS)
-----------------------------------------------------------------------------

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                   1996         1995       1994
                                                                               -------------  ---------  ---------
Cash flows from operating activities:
  Net income.................................................................  $      12,465  $  11,511  $   7,724
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation.............................................................          3,358      2,364      1,996
    Amortization of bond issue costs.........................................       --           --            150
    Deferred income taxes....................................................            488        166      1,382
    Changes in operating assets and liabilities:
      Accounts receivable....................................................          1,161     (5,898)    (2,910)
      Inventories............................................................           (595)    (3,563)      (917)
      Other current assets...................................................           (565)        30        490
      Accounts payable--trade................................................         (4,147)     4,748     (1,346)
      Income taxes payable...................................................           (112)      (287)       471
      Accrued sales rebate...................................................            512         79     --
      Other liabilities......................................................            100        328       (139)
                                                                               -------------  ---------  ---------
        Net cash provided by operations......................................         12,665      9,478      6,901
                                                                               -------------  ---------  ---------
Cash flows from investing activities:
  Acquisition of property, plant and equipment...............................         (8,410)   (14,509)    (5,231)
  Other assets...............................................................             --        (23)       (16)
                                                                               -------------  ---------  ---------
        Net cash used for investing activities...............................         (8,410)   (14,532)    (5,247)
                                                                               -------------  ---------  ---------
Cash flows from financing activities:
  Net receipts (payments) under revolving line of credit.....................         (1,282)     3,590     --
    Principal payment on long-term debt......................................       --           --        (12,000)
  Proceeds from Initial Public Offering--net.................................       --           --         24,892
  Sub S-corporation distribution.............................................       --           --         (9,233)
  Cash dividends.............................................................         (4,669)    (2,830)    (1,030)
  Stock options exercised....................................................          1,696     --         --
                                                                               -------------  ---------  ---------
        Net cash provided (used) by financing activities.....................         (4,255)       760      2,629
                                                                               -------------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.........................       --           (4,294)     4,283
Cash and cash equivalents at beginning of period.............................       --            4,294         11
                                                                               -------------  ---------  ---------
Cash and cash equivalents at end of period...................................  $    --        $  --      $   4,294
                                                                               -------------  ---------  ---------
                                                                               -------------  ---------  ---------

The accompanying notes are an integral part of these financial statements.

NN BALL AND ROLLER, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995, AND 1994
-----------------------------------------------------------------------------

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

    NN Ball and Roller, Inc. (the "Company") is a manufacturer of balls and rollers used primarily in the bearing industry. The Company has two manufacturing facilities in Tennessee and one manufacturing facility in South Carolina. The Company sells to both foreign and domestic customers (See Note
10).

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When a major property item is retired, its cost and related accumulated depreciation or amortization are removed from the property accounts and any gain or loss is recorded in income or expense.

    Depreciation is provided principally on the straight-line method over the estimated useful lives of the depreciable assets for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes.

REVENUE RECOGNITION

    The Company recognizes a sale when goods are shipped and ownership is assumed by the customer. The Company has implemented an inventory management program for three major customers. Under this program, sales are recognized when products are used by the customer, instead of at the time of shipment. Inventory on consignment at December 31, 1996 and 1995 was approximately $2,610,000 and $1,840,000, respectively.

INCOME TAXES

    Income taxes are provided based upon income reported for financial statement purposes. Deferred income taxes reflect the tax effect of temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities (See Note 11).

NN BALL AND ROLLER, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995, AND 1994
-----------------------------------------------------------------------------

HISTORICAL NET INCOME PER COMMON SHARE

    Primary earnings per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the year (See Note 3). The dilutive effect of stock options is computed using the treasury stock method. The fully dilutive effect of the Company's stock options results in no impact on earnings per share for any period presented and thus has been omitted from these financial statements.

PRO FORMA NET INCOME PER COMMON SHARE (UNAUDITED)

    Pro forma net income per common share (unaudited) is computed using the weighted average number of common shares (weighted average shares) outstanding during the period (See Notes 2 and 3).

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107). SFAS 107 requires the disclosure of the fair value of financial instruments (See Note 14).

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2--INITIAL PUBLIC OFFERING AND CAPITAL CHANGES

    On March 22, 1994, the Company completed an initial public offering of common stock in which 2,000,000 shares of common stock (prior to adjustment for stock splits discussed in Note 3) were issued and sold by the Company at $14 per share for gross proceeds of $28,000,000. In connection with the offering, the Company incurred issuance costs of $3,108,000 which have been recorded as a reduction in additional paid-in capital. Net proceeds to the Company were $24,892,000. A portion of the proceeds was used to prepay $12,000,000 in principal of the Company's 10.88% Senior Secured Notes (the "Senior Notes") due September 29, 1999, to pay $653,000 of accrued interest on the Senior Notes and to pay a prepayment penalty of $1,728,000 on the Senior Notes.

NN BALL AND ROLLER, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995, AND 1994
-----------------------------------------------------------------------------

    This prepayment resulted in an extraordinary loss calculated as follows:

Prepayment penalty.............................................. $1,728,000
Write-off unamortized deferred loan costs.......................    142,000
                                                                  ---------
Gross extraordinary loss........................................  1,870,000
Tax benefit.....................................................   (710,000)
                                                                  ---------
Net extraordinary loss.......................................... $1,160,000
                                                                  ---------
                                                                  ---------

    The extraordinary loss has been included in the Company's results of operations for the year ended December 31, 1994. A portion of the proceeds also was used to pay a distribution of previously undistributed earnings of $9,233,000 to S corporation stockholders (the "Final Distribution"). The Final Distribution consisted of the Company's previously taxed undistributed earnings as of March 22, 1994, as well as the Company's earnings for financial reporting purposes in excess of such previously taxed earnings at March 22, 1994, less an additional reserve of $1,213,000 for the amount of the deferred income taxes payable on such excess (See Note 11).

    Effective January 27, 1994, the Company was recapitalized. The recapitalization included a Common Stock split with a ratio of 508 to one. This resulted in Common Stock, $0.01 par value, 20,000,000 shares authorized, 4,432,300 shares issued and outstanding (prior to adjustment for stock splits discussed in Note 3) prior to the initial public offering. Pursuant to the recapitalization, the Company was also authorized to issue 5,000,000 shares of Preferred Stock, $0.01 par value. This recapitalization of the Company has been given retroactive effect in the accompanying financial statements.

    On May 2, 1996, the stockholders approved an increase in the number of authorized common shares from 20,000,000 to 45,000,000. No change was made to the number of authorized shares of Preferred Stock.

NOTE 3--STOCK SPLITS

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

NN BALL AND ROLLER, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995, AND 1994
-----------------------------------------------------------------------------

NOTE 4--ACCOUNTS RECEIVABLE

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Trade...................................................................  $  15,516  $  17,021
Employees...............................................................         84          9
Other...................................................................        394     --
                                                                          ---------  ---------
                                                                             15,994     17,030
Less--Allowance for doubtful accounts...................................        240        115
                                                                          ---------  ---------
                                                                          $  15,754  $  16,915
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 5--INVENTORIES

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1996       1995
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Raw materials............................................................  $   1,452  $   2,707
Work in process..........................................................      2,586      3,172
Finished goods...........................................................      6,430      3,994
                                                                           ---------  ---------
                                                                              10,468      9,873
Less--Reserve for excess and obsolete inventory..........................         60         60
                                                                           ---------  ---------
                                                                           $  10,408  $   9,813
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE 6--PROPERTY, PLANT AND EQUIPMENT

                                                                                                   DECEMBER 31,
                                                                                  ESTIMATED    --------------------
                                                                                 USEFUL LIFE     1996       1995
                                                                                -------------  ---------  ---------
                                                                                                  (IN THOUSANDS)
Land..........................................................................                 $     282  $     282
Buildings and improvements....................................................  10-25 years        6,742      6,117
Machinery and equipment.......................................................  3-10 years        44,174     30,485
Construction in progress......................................................                     1,598      7,514
                                                                                               ---------  ---------
                                                                                                  52,796     44,398
Less--Accumulated depreciation................................................                    20,377     17,031
                                                                                               ---------  ---------
                                                                                                 $32,419  $  27,367
                                                                                               ---------  ---------
                                                                                               ---------  ---------

NN BALL AND ROLLER, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995, AND 1994
-----------------------------------------------------------------------------

NOTE 7--SHORT-TERM CREDIT FACILITIES

    Under the terms of a revolving line of credit agreement with NationsBank of Tennessee, N.A. ("NationsBank"), the Company may borrow up to $10,000,000 through May 31, 1998. Amounts outstanding under the facility are unsecured, and the Company selects a floating annual interest rate equal to either the NationsBank prime commercial rate less 1% or LIBOR plus 1.15%. There was $2,308,000 and $3,590,000 outstanding under the agreement at December 31, 1996 and 1995, respectively. The interest rate on this borrowing was 7.25% and 7.5% at December 31, 1996 and 1995, respectively. The agreement contains restrictive covenants which specify, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain working capital requirements. The Company was in compliance with all such covenants as of December 31, 1996.

    Interest paid during 1996, 1995 and 1994 was $321,000, $15,000 and $664,000,
respectively.

NOTE 8--EMPLOYEE BENEFIT PLANS

    The Company has a defined contribution 401(k) profit sharing plan (the "Plan") covering substantially all employees who have one year of service, have attained age twenty-one and have elected to participate in the Plan. A participant may elect to contribute from 1% to 20% of his or her compensation to the Plan, subject to a maximum deferral set forth in the Internal Revenue Code. The Company provides a dollar for dollar matching contribution up to $500 per participant. The employer matching contribution is fully vested at all times. The contributions by the Company were $140,000, $148,000 and $120,000 in 1996, 1995 and 1994, respectively.

NOTE 9--STOCK INCENTIVE PLAN

    Effective March 2, 1994, the Company adopted the NN Ball & Roller, Inc. Stock Incentive Plan under which 1,125,000 shares of the Common Stock were reserved for issuance to officers and key employees of the Company. Awards or grants under the plan may be made in the form of incentive and nonqualified stock options, stock appreciation rights and restricted stock. The stock options and stock appreciation rights must be issued with an exercise price not less than the fair market value of the Common Stock on the date of grant. The awards or grants under the plan may have various vesting and expiration periods as determined at the discretion of the Committee administering the plan.

NN BALL AND ROLLER, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995, AND 1994
-----------------------------------------------------------------------------


    The following table summarizes the changes in the number of shares under option pursuant to the plan described above: (See Note 3)


                                                                     NUMBER      PER SHARE
                                                                    OF SHARES   OPTION PRICE
                                                                    ----------  -------------
Outstanding at December 31, 1993..................................      --

  Granted.........................................................     508,635  $        6.22
  Exercised.......................................................      --
                                                                    ----------
Outstanding at December 31, 1994..................................     508,635
                                                                    ----------
                                                                    ----------
  Granted.........................................................     518,250    9.39--11.92
  Exercised.......................................................      --
                                                                    ----------
Outstanding at December 31, 1995..................................   1,026,885
                                                                    ----------
                                                                    ----------
  Granted.........................................................      39,000          15.50
  Exercised.......................................................    (156,611)
  Forfeited.......................................................     (55,645)
                                                                    ----------
Outstanding at December 31, 1996..................................     853,629
                                                                    ----------
                                                                    ----------
Exercisable at December 31, 1996..................................     348,852
                                                                    ----------
                                                                    ----------
Shares reserved for future grant:
  December 31, 1996..............................................      114,760
                                                                    ----------
                                                                    ----------

    On May 6, 1996, one of the Company's officers exercised approximately 150,000 stock options. The exercise price and the market price of the options at the date of exercise were $6.22 and $25.50, respectively. Certain of these options were considered non qualified options and, accordingly, the Company recorded compensation expense, for income tax purposes only, of approximately $1,967,000. The reduction in taxes payable of approximately $686,000 was recorded as additional paid-in capital in the accompanying financial statements.

    All options granted in the period January 1, 1995 through December 31, 1996 vest 20% annually, beginning one year from date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. During 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 encourages but does not require a fair value based method of accounting for stock compensation plans. The Company has elected to continue accounting for its stock compensation plan using the intrinsic value based

NN BALL AND ROLLER, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995, AND 1994
-----------------------------------------------------------------------------

method and, accordingly, has not recorded compensation expense for each of the three years ended December 31, 1996. Had compensation cost for the Company's stock compensation plan been determined based on the fair value at the option grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       YEAR ENDED
                                                      DECEMBER 31,
                                                ------------------------
                                                   1996         1995
                                                -----------  -----------
Net income             As reported (000's)         $12,465      $11,511
                       Pro forma (000's)            12,146       11,304

Earnings per share     As reported                 $   .83      $   .79
                       Pro forma                       .81          .78

    The fair value of each option grant was estimated on actual information available through December 31, 1996 using the Black-Scholes option-pricing model with the following assumptions:

Term                       One year after each 20% vesting date
Risk free interest rate    4.89%, 5.04%, 5.60%, 5.96% and 6.16% for options
                            exercised in years 2-6, respectively
Dividend yield             1.5% annually
Volatility                 31%
Expected forfeitures       0-30%


NOTE 10--SALES TO MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Sales to customers were concentrated in the following areas:

                                         YEAR ENDED DECEMBER 31,
                                   -------------------------------------
                                      1996         1995         1994
                                   -----------   ----------   ----------

Domestic:
    Bearing manufacturers             34%          34%          40%
    Other                             16%          16%          23%
                                     ---          ---          ---
                                      50%          50%          63%
                                     ---          ---          ---

Foreign:
    Bearing manufacturers             45%          46%          34%
    Other                              5%           4%           3%
                                     ---          ---          ---
                                      50%          50%          37%
                                     ---          ---          ---
                                     100%         100%         100%
                                     ---          ---          ---
                                     ---          ---          ---

NN BALL AND ROLLER, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995, AND 1994
-----------------------------------------------------------------------------

Foreign sales were concentrated in the following geographical regions:

                                       YEAR ENDED DECEMBER 31,
                                       ------------------------
                                        1996     1995     1994
                                        ----     ----     ----
Europe                                   27%      30%      20%
Canada                                    5%       4%       4%
South America                             6%       3%       5%
Other export                             12%      13%       8%
                                         ---      ---      ---
Total Foreign                            50%      50%      37%
                                         ---      ---      ---
                                         ---      ---      ---

    Two customers accounted for 47% of consolidated sales in 1996. SKF Bearings Industries and FAG Bearings Corporation represented 37% and 10%, respectively, of 1996 net sales. The only customer accounting for 10% or more of net sales in any prior year was SKF Bearing Industries which accounted for 37% and 35% of net sales during 1995 and 1994, respectively.

NOTE 11--PROVISION FOR INCOME TAXES

    Prior to the Company's initial public offering (Note 2), the Company maintained the status of an S corporation for federal income tax purposes. As an S corporation, the federal income tax effects of the Company's activities accrued directly to its stockholders.

    The Company records taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), which requires use of the asset and liability method to account for deferred income taxes. Under the asset and liability method, deferred income taxes are provided for the temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities using enacted income tax rates expected to be in effect when the temporary differences reverse.

    As described in Note 2, on March 22, 1994, the Company completed an initial public offering. Upon completion of the initial public offering, the Company's S corporation election was terminated and, accordingly, the Company has been subject to federal and state income taxes from that date forward. In addition, upon the termination of the Company's S corporation status, the Company was required to provide for deferred federal and state income taxes, calculated in accordance with FAS 109 for the cumulative temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities. As a result, a charge to the provision for income taxes in the amount of $1,213,000 and a corresponding increase in the deferred income tax liability was recorded upon termination of the Company's S corporation status.

NN BALL AND ROLLER, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995, AND 1994
-----------------------------------------------------------------------------

The components of the provision for income taxes are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1996       1995       1994
                                               ---------  ---------  ---------
                                                       (IN THOUSANDS)
Current
  Federal                                     $   5,696  $   4,978  $   3,790
  State                                             651        564        532
                                               ---------  ---------  ---------
                                                  6,347      5,542      4,322
                                               ---------  ---------  ---------

Deferred
  Federal                                           436        149      1,387
  State                                              52         17         (5)
                                               ---------  ---------  ---------
                                                    488        166      1,382
                                               ---------  ---------  ---------
                                               $  6,835   $  5,708   $  5,704
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

    A reconciliation of taxes based on the federal statutory rate of 35% for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                                              1996       1995       1994
                                                           ---------  ---------  ---------
                                                                    (IN THOUSANDS)
Income taxes at the federal statutory rate                 $  6,755   $  6,027   $  5,106
State income taxes, net of federal benefit                      457        378        343
Foreign sales corporation benefit                              (458)      (425)      (186)
Benefit of S corporation short year                              --         --       (870)
Beginning C corporation deferred tax liability adjustment        --         --      1,213
Other, net                                                       81       (272)        98
                                                           ---------  ---------  ---------
Provision for income taxes                                $   6,835  $   5,708  $   5,704
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------

NN BALL AND ROLLER, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995, AND 1994
-----------------------------------------------------------------------------

The tax effects of the temporary differences are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                                      1996        1995
                                                  -----------  -----------
                                                       (IN THOUSANDS)

Deferred income tax liability
  Tax in excess of book depreciation              $   2,754      $   2,092
                                                  ---------      ---------
  Gross deferred income tax liability                 2,754      $   2,092
                                                  ---------      ---------
Deferred income tax assets
  Inventories                                           211            134
  Vacation reserve                                      135            135
  Other working capital accruals                        200            103
                                                  ---------      ---------
  Gross deferred income tax assets                      546            372
                                                  ---------      ---------
Net deferred income tax liability                 $   2,208      $   1,720
                                                  ---------      ---------
                                                  ---------      ---------

Income tax payments were approximately $5,767,000, $5,782,000 and $3,075,000 in 1996, 1995 and 1994, respectively.

Pro Forma Provision for Income Taxes (unaudited)

The unaudited pro forma provisions for income taxes represent the estimated income taxes that would have been reported had the Company been a C corporation for the entire year ended December 31, 1994. As the unaudited pro forma provision for income taxes assumes the Company has always been a C corporation, the 1994 pro forma provision for income taxes does not include the $1,213,000 charge related to the Company's termination of its S corporation status as discussed above. Such amounts are summarized as follows:

                                                      YEAR ENDED
                                                   DECEMBER 31, 1994
                                                   -----------------
                                                    (IN THOUSANDS)

Current
  Federal                                             $   4,613
  State                                                     811
                                                      ---------
                                                          5,424
                                                      ---------
Deferred
  Federal                                                   101
  State                                                      18
                                                      ---------
                                                            119
                                                      ---------
Unaudited pro forma provisions
  for income taxes                                     $  5,543
                                                      ---------
                                                      ---------

NN BALL AND ROLLER INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995, AND 1994
------------------------------------------------------------------------------

A reconciliation of taxes based on the federal statutory rate of 35% and the unaudited pro forma provisions for income taxes is summarized as follows:

                                                           Year ended
                                                        December 31, 1994
                                                        -----------------
                                                          (in thousands)

Income taxes at the federal statutory rate................  $   5,106
State income taxes, net of federal benefit................        539
Foreign sales corporation benefit.........................       (186)
Other, net................................................         84
                                                             ---------
Unaudited pro forma provision for income taxes............  $   5,543
                                                             ---------
                                                             ---------

NOTE 12--COMMITMENTS

The Company has operating lease commitments for machinery and office equipment which expire on varying dates. Rent expense for 1996, 1995, and 1994 was $378,000, $242,000, and $167,000, respectively. The following is a schedule by year of future minimum lease payments as of December 31, 1996 under operating leases that have initial or remaining noncancelable lease terms in excess of one year (in thousands).

  YEAR ENDED
 DECEMBER 31,
-----------------
1997                                $ 67
1998                                  51
1999                                  51
2000                                  30
2001                                   0
---------                            ---
Total minimum lease payments        $199
                                     ---
                                     ---

NN BALL AND ROLLER INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995, AND 1994
------------------------------------------------------------------------------

NOTE 13--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following summarizes the unaudited quarterly results of operations for the years ended December 31, 1996 and 1995 (in thousands, except per share data). The sum of the quarterly earnings per share amounts for 1995 do not equal earnings per share for the year due to the offering of common shares and changes in the market price of the Company's common stock during the year.

                                                                             YEAR ENDED DECEMBER 31, 1996
                                                                       -------------------------------------------
                                                                        MARCH 31   JUNE 30   SEPT. 30    DEC. 31
                                                                        ---------  ---------  ---------  ---------
Net sales.............................................................  $  26,085  $  22,834  $  16,558  $  19,062
Gross profit..........................................................      8,517      7,471      5,730      6,126
Net income............................................................      4,272      3,480      2,195      2,518

Per share: (Note 3)...................................................        .28        .23        .15        .17

Weighted average number of shares outstanding (Notes 2 and 3).........     15,071     15,131     14,961     14,903


                                                                                YEAR ENDED DECEMBER 31, 1995
                                                                        --------------------------------------------
                                                                         MARCH 31     JUNE 30   SEPT. 30    DEC. 31
                                                                        -----------  ---------  ---------  ---------
Net sales.............................................................   $  18,256   $  18,986  $  18,940  $  21,604
Gross profit..........................................................       5,873       5,699      5,594      6,708
Net income............................................................       2,832       2,816      2,677      3,186

Per share: (Note 3)...................................................         .20         .20        .19        .21

Weighted average number of shares outstanding (Notes 2 and 3).........      14,473      14,473     14,473     14,914

NN BALL AND ROLLER INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995, AND 1994
------------------------------------------------------------------------------

NOTE 14--FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial position of the Company at December 31, 1996 includes certain financial instruments. Management believes the fair value of the these instruments approximates their carrying value. The carrying amounts and estimated fair value of the Company's financial instruments at December 31, 1996 and 1995 are as follows (in thousands):

                                                        DECEMBER 31,
                                        -------------------------------------------
                                                  1996               1995
                                        -------------------------------------------
                                        CARRYING      FAIR      CARRYING     FAIR
                                         AMOUNT      VALUE       AMOUNT      VALUE
                                        ---------  -----------  ---------   -------
Assets:
  Cash and cash equivalents              $--        $  --       $  --       $  --
  Trade accounts receivable               15,516     15,516      17,021      17,021
  Less: allowance for doubtful accounts     (240)      --          (115)       --
Liabilities:
  Revolving credit facility                2,308      2,308       3,590       3,590


                                                                  SCHEDULE II

                             NN Ball and Roller, Inc.
                  Valuation and Qualifying Accounts and Reserves

                                                                     BALANCE AT                                      BALANCE
                                                                      BEGINNING                                      AT END
DESCRIPTION                                                            OF YEAR      ADDITIONS     DEDUCTIONS(1)      OF YEAR
------------------------------------------------------------------  -------------  -----------  -----------------  -----------
                                                                                           (IN THOUSANDS)
Year ended December 31, 1994
Allowance for doubtful accounts...................................      $  50         $  25           $  --           $  75
                                                                        -----         -----           -----           -----
                                                                        -----         -----           -----           -----
Reserve for excess and obsolete inventory.........................      $  60         $  --           $  --           $  60
                                                                        -----         -----           -----           -----
                                                                        -----         -----           -----           -----
Year ended December 31, 1995 Allowance for doubtful accounts......      $  75         $  40           $  --           $ 115
                                                                        -----         -----           -----           -----
                                                                        -----         -----           -----           -----
Reserve for excess and obsolete inventory.........................      $  60         $  --           $  --           $  60
                                                                        -----         -----           -----           -----
                                                                        -----         -----           -----           -----
Year ended December 31, 1996 Allowance for doubtful accounts......      $ 115         $ 125           $  --           $ 240
                                                                        -----         -----           -----           -----
                                                                        -----         -----           -----           -----
Reserve for excess and obsolete inventory.........................      $  60         $  --           $  --           $  60
                                                                        -----         -----           -----           -----
                                                                        -----         -----           -----           -----

------------------------

(1) Deductions represent amounts written off.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

       NONE

                                     PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS. The information required by Item 401 of Regulation S-K concerning the Company's directors is contained in the section entitled "Election of Directors--Information about the Directors" of the Company's definitive Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996) and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

    EXECUTIVE OFFICERS. Information required by Item 401 of Regulation S-K concerning the Company's executive officers is set forth in Item I hereof under the caption "Executive Officers of the Registrant."

    Compliance with Section 16(a) of the Securities Exchange Act. The information required by Item 405 of Regulation S-K concerning compliance with
Section 16(a) of the Securities Exchange Act by the Company's directors and executive officers and any 10% beneficial owners is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION

    The information required by Item 402 of Regulation S-K is contained in the sections entitled "Election of Directors--Compensation of Directors" and "Executive Compensation" of the Company's definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

    The information required by Item 403 of Regulation S-K is contained in the section entitled "Beneficial Ownership of Common Stock" of the Company's definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
        FORM 8-K

(a) 1. Financial Statements

    The financial statements of the Company filed as part of this Annual Report on Form 10-K begin on the following pages hereof:


                                                                           PAGE
                                                                           ----
  Report of Independent Accountants.....................................     20

  Balance Sheets at December 31, 1996 and 1995..........................     21

  Statements of Income for the Three Years Ended December 31, 1996......     22

  Statements of Changes in Stockholders' Equity for the
    Three Years Ended December 31, 1996.................................     23

  Statements of Cash Flows for the Three Years Ended December 31, 1996..     24

  Notes to Financial Statements.........................................     25


(a) 2. Financial Statement Schedules

  Schedule II--Valuation and Qualifying Accounts and Reserves...........     38

(a) 3. Exhibits Required by Item 601 of Regulation S-K

  3.1    Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1--File No. 33-74694).

  3.2    Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's
         Registration Statement on Form S-1--File No. 33-74694).

  4.1    Form of Common Stock certificate (incorporated by reference to Exhibit 4 to the Company's
         Registration Statement on Form S-1-- File No. 33-74694).

 10.1*   NN Ball & Roller, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the
         Company's Registration Statement on Form S-1--File No. 33-74694).

 10.2*   Stock Option Agreement between the Company and James J. Mitchell (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1--File No. 33-74694).

 10.3*   $1.2 million Life Insurance Policy purchased by Mr. Ennen, the premiums of which are paid for by the Company (incorporated by reference to Exhibit 10.3 to the Company's Registration
         Statement on Form S-1--File No. 33-74694).

 10.4*   $300,000 Life Insurance Policy purchased by the Company in favor of Mr. Bowman (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1--File No. 33-74694).



  10.5    Form of Confidentiality and Non-Compete Agreements for Executive Officers of the Company
          (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1
          --File No. 33-74694).

  10.6    Stockholder Agreement, dated February 22, 1994, among certain stockholders of the Company
          (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1
          --File No. 33-74694).

  10.7    Form of Indemnification Agreement for officers and directors of the Company (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1--File No. 33-74694).

  10.8    Loan Agreement, dated as of February 10, 1995, between the Company and NationsBank of
          Tennessee, N.A. (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1994).



  10.9    Lease, dated as of September 5, 1995, between the Company and the State of Tennessee Department of Economic and Community Development and the County of Johnson County, Tennessee
          (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1995).

 10.10    Lease, dated as of March 22, 1996, between the Company and the State of Tennessee Department of Economic and Community Development and the County of Johnson County, Tennessee
          (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1995).


 10.11*   Stock Option Agreement, dated as of July 3, 1995, between the Company and Roderick R. Baty
          (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1995).

 10.12    Quitclaim Deed, dated January 20, 1997, executed by Johnson County, Tennessee in favor of the
          Company (filed herewith).

 23.1     Consent of Price Waterhouse LLP (filed herewith).


 * Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the fourth quarter of 1996.

    (c) Exhibits

    See Index to Exhibits (attached hereto).

    The Company will provide without charge to any person, upon the written request of such person, a copy of any of the Exhibits to this Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       By: /s/ Richard D. Ennen
                                          ---------------------------------
                                          Richard D. Ennen
                                          Chairman, Chief Executive Officer
                                          and Director

                                          Dated: March 24, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


NAME AND SIGNATURE                                                  TITLE                             DATE
----------------------------------------------  ----------------------------------------------  -----------------
/s/ Richard D. Ennen                            Chairman, Chief Executive
    ----------------------------------          Officer and Director
    Richard D. Ennen                            (Principal Executive Officer)                   March 24, 1997

/s/ James J. Mitchell                           President, Chief Operating
    -----------------------------------         Officer and Director                            March 24, 1997
    James J. Mitchell

/s/ Roderick R. Baty                             Vice President, Chief Financial                March 24, 1997
    -----------------------------------          Officer and Director (Principal
    Roderick R. Baty                             Financial Officer)

/s/ William C. Kelly, Jr.                        Treasurer, Assistant Secretary                 March 24, 1997
    -----------------------------------          and Chief Accounting Officer
    William C. Kelly, Jr.                        (Principal Accounting Officer)

/s/ Deborah Ennen Bagierek                      Director                                        March 24, 1997
    -----------------------------------
    Deborah Ennen Bagierek

/s/ Michael D. Huff                             Director                                        March 24, 1997
    -----------------------------------
    Michael D. Huff

/s/ G. Ronald Morris                            Director                                        March 24, 1997
    -----------------------------------
    G. Ronald Morris

/s/ Michael E. Werner                           Director                                        March 24, 1997
    -----------------------------------
    Michael E. Werner


                               INDEX TO EXHIBITS

EXHIBIT SEQUENTIAL

Number       Name of Exhibit
-------      ---------------
10.12        Quitclaim Deed, dated January 20, 1997, executed by
             Johnson County, Tennessee in favor of the Company
23.1         Consent of Price Waterhouse LLP


    Note: The Company will provide without charge to any person, upon the written request of such person, a copy of any of the Exhibits to this Form 10-K.