Form 10-Q
period 1997-03-31
NN BALL & ROLLER INC
filed 1997-05-15
CIK 918541

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 1997

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


As of May 14, 1997 there were 14,543,242 shares of the registrant's common stock, par value $0.01 per share, outstanding.

================================================================================

                            NN BALL & ROLLER, INC.

                                    INDEX


                                                                              Page No.
                                                                              --------
PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements:

          Condensed Statements of Income for the three months
             ended March 31, 1997 and 1996                                        2

          Condensed Balance Sheets at March 31, 1997 and December 31, 1996        3

          Condensed Statements of Changes in Stockholders' Equity
             for the three months ended March 31, 1997 and 1996                   4

          Condensed Statements of Cash Flows for the three months
             ended March 31, 1997 and 1996                                        5

          Notes to Condensed Financial Statements                                 6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                  7


PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                       11

Signatures                                                                       12

                          PART I. FINANCIAL INFORMATION

                             NN BALL & ROLLER, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
THOUSANDS OF  DOLLARS, EXCEPT  SHARE AND PER SHARE DATA              1997             1996
---------------------------------------------------------------------------------------------
Net sales                                                        $   20,319        $   26,085
Cost of goods sold                                                   13,838            17,568
                                                                 ----------        ----------
 Gross profit                                                         6,481             8,517

Selling, general and administrative                                   1,305             1,110
Depreciation                                                          1,052               852
                                                                 ----------        ----------
Income from operations                                                4,124             6,555

Interest expense                                                         19                80
                                                                 ----------        ----------
Income before provision for income taxes                              4,105             6,475
Provision for income taxes                                            1,466             2,203
                                                                 ----------        ----------
   Net income                                                    $    2,639        $    4,272
                                                                 ==========        ==========


Net income per common share                                      $     0.18        $     0.28
                                                                 ==========        ==========

Weighted average number of
 shares outstanding                                              14,712,638        15,071,278
                                                                 ==========        ==========

















                             SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
                            CONDENSED BALANCE SHEETS

                                                        MARCH 31,       DECEMBER 31,
                                                          1997              1996
THOUSANDS OF  DOLLARS                                  (UNAUDITED)
--------------------------------------------------------------------------------------
Assets
Current assets:
 Accounts receivable, net                              $   16,115        $   15,754
 Inventories, net  (Note 2)                                10,447            10,408
 Other current assets                                         767               565
                                                       ----------        ----------
  Total current assets                                     27,329            26,727

Property, plant and equipment, net                         32,189            32,419
Other                                                         111               146
                                                       ----------        ----------
  Total assets                                         $   59,629        $   59,292
                                                       ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Revolving credit facility                             $      120        $    2,308
 Accounts payable                                           4,510             4,054
 Accrued vacation payable                                     455               370
 Accrued sales rebates                                        204               755
 Income taxes payable                                       1,479                96
 Other current liabilities                                  1,414               791
                                                       ----------        ----------
 Total current liabilities                                  8,182             8,374

Deferred income taxes                                       2,208             2,208
                                                       ----------        ----------
 Total liabilities                                         10,390            10,582

 Total stockholders' equity                                49,239            48,710
                                                       ----------        ----------

 Total liabilities and stockholders' equity            $   59,629        $   59,292
                                                       ==========        ==========




















                             SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                      COMMON STOCK               ADDITIONAL        RETAINED
THOUSANDS OF DOLLARS,            NUMBER           PAR             PAID-IN          EARNINGS
 EXCEPT SHARE DATA              OF SHARES         VALUE           CAPITAL          (DEFICIT)        TOTAL
------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996          14,473         $    144         $ 25,289         $ 13,785        $ 39,218
 Net income                                                                           4,272           4,272
 Dividends                                                                           (1,158)         (1,158)
 Stock options exercised               3               --               53               --              53
                                --------         --------         --------         --------        --------
Balance, March 31, 1996           14,476         $    144         $ 25,342         $ 16,899        $ 42,385
                                ========         ========         ========         ========        ========

Balance, January 1, 1997          14,629         $    146         $ 26,983         $ 21,581        $ 48,710
 Net income                                                                           2,639           2,639
 Dividends                                                                           (1,111)         (1,111)
 Stock repurchased                   (86)              --             (999)              --            (999)
                                --------         --------         --------         --------        --------
Balance, March 31, 1997           14,543         $    146         $ 25,984         $ 23,109        $ 49,239
                                ========         ========         ========         ========        ========















                             SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
THOUSANDS OF DOLLARS                                       1997               1996
-------------------------------------------------------------------------------------
Operating Activities:
 Net income                                            $    2,639         $    4,272
 Adjustments to reconcile net income:
  Depreciation                                              1,052                852
  Changes in operating assets and liabilities:

   Accounts receivable                                       (361)            (4,338)

   Inventories                                                (39)              (640)
   Other current assets                                      (202)              (196)
   Accounts payable                                           456               (819)

   Other liabilities                                        1,540              2,930
                                                       ----------         ----------
    Net cash provided by operations                         5,085              2,061
                                                       ----------         ----------

INVESTING ACTIVITIES:
 Acquisition of plant, property, and equipment               (822)            (3,811)
 Other assets                                                  35                (20)
                                                       ----------         ----------
    Net cash used by investing activities                    (787)            (3,831)
                                                       ----------         ----------

FINANCING ACTIVITIES:
 Net receipts (payments) under revolving line of credit    (2,188)             2,875
 Stock options exercised                                       --                 53
 Repurchase of Company's Common Stock                        (999)                --
 Dividends                                                 (1,111)            (1,158)
                                                       ----------         ----------
    Net cash provided (used) by financing activities   $   (4,298)        $    1,770
                                                       ----------         ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        --                 --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               --                 --
                                                       ----------         ----------
CASH AND CASH EQUIVALENTS AT PERIOD-END                        --                 --
                                                       ==========         ==========



















                             SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements of NN Ball & Roller, Inc. have not been audited by independent accountants, except for the balance sheet at December 31, 1996. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month periods ended March 31, 1997 and 1996, the Company's financial position at March 31, 1997 and December 31, 1996, and the cash flows for the three-month periods ended March 31, 1997 and 1996. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" (FAS
128), which requires the computation and presentation of earnings per share
(EPS) for entities with publicly held common stock or potential common stock. FAS 128 requires (a) presentation of basic and diluted EPS, if applicable, on the face of the income statement and (b) reconciliation of the numerator and denominator for each basic EPS computation and the numerator and denominator of each diluted EPS computation. FAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company will adopt FAS 128 in the fourth quarter of 1997. Had FAS 128 been effective for the first quarter of 1997, basic and diluted EPS would have been $0.18 for the three months ended March 31, 1997, and $0.30 and $0.28, respectively, for the three months ended March 31, 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

The results for the first quarter of 1997 are not necessarily indicative of future results.


NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                                          MARCH 31,         DECEMBER 31,
                                                            1997                1996
                                                         (UNAUDITED)
                                                         -----------         ---------
Raw materials                                             $  1,236           $  1,452
Work in process                                              2,848              2,586
Finished goods                                               6,423              6,430
                                                          --------           ---------
                                                            10,507             10,468
Less - Reserve for excess and obsolete inventory                60                 60
                                                          --------           ---------
                                                          $ 10,447           $ 10,408
                                                          ========           =========

                           DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Net Sales. Net sales decreased by approximately $5.8 million, or 22.1%, from $26.1 million for the first quarter of 1996 to $20.3 million for the first quarter of 1997. Foreign sales decreased $5.2 million, or 34.6%, from $15.0 million in the first quarter of 1996 to $9.8 million during the first quarter of 1997. Domestic sales decreased $543,000, or 4.9%, from $11.1 million in the first quarter of 1996 to $10.5 million in the first quarter of 1997. The decrease in foreign sales was due primarily to the weak European economies and a slowing in the rate of outsourcing by customers with captive ball production. In addition, net sales in the first quarter of 1996 reflect approximately $2.5 million of carry over demand from the fourth quarter of 1995 associated with the tight raw material supply the Company experienced in 1995.

Gross Profit. Gross profit decreased $2.0 million, or 23.9%, from $8.5 million for the first quarter of 1996 to $6.5 million for the first quarter of 1997. As a percentage of net sales, gross profit decreased from 32.7% in the first quarter of 1996 to 31.9% for the same period in 1997. The decrease in gross profit and gross profit as a percentage of sales was due primarily to decreased sales of 22.1% for the first quarter of 1997 as compared to the first quarter of 1996.

Selling, General and Administrative. Selling, general and administrative expenses increased by $195,000, or 17.6%, from $1.1 million in the first quarter of 1996 to $1.3 million in the first quarter of 1997. This increase was due primarily to travel, legal and accounting costs associated with the Company's acquisition and plant start-up efforts. As a percentage of net sales, selling, general and administrative expenses increased from 4.3% for the first quarter of 1996 to 6.4% for the same period in 1997.

Depreciation. Depreciation expense increased from $852,000 for the first quarter of 1996 to $1.1 million for the same period in 1997. This increase was due primarily to purchases of capital equipment associated with capacity additions at the Mountain City, Tennessee facility and, to a lessor extent, the Erwin, Tennessee and Walterboro, South Carolina facilities. As a percentage of net sales, depreciation expense increased from 3.3% for the first quarter of 1996 to 5.2% for the same period in 1997.

Interest Expense. Interest expense decreased by $61,000, from $80,000 in the first quarter of 1996 to $19,000 during the same period in 1997. This decrease was due to a reduction in amounts outstanding under the Company's revolving credit facility with NationsBank during the first quarter of 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Net Income. Net income decreased by $1.6 million, or 38.2%, from $4.3 million for the first quarter of 1996 to $2.6 million for the same period in 1997. As a percentage of net sales, net income decreased from 16.4% in the first quarter of 1996 to 13.0% for the first quarter of 1997. This decrease in net income as a percentage of net sales was due primarily to decreased gross profit as a percentage of net sales, as well as increased selling, general and administrative expenses and depreciation as a percentage of net sales as explained above.

LIQUIDITY AND CAPITAL RESOURCES

In February 1995, the Company entered into a loan agreement with NationsBank of Tennessee N.A. ("NationsBank"). The loan agreement provides for a revolving credit facility of up to $10.0 million, which will expire on May 31, 1998.

Amounts outstanding under the revolving facility are unsecured and bear interest at a floating rate equal to, at the Company's option, either the NationsBank prime commercial rate minus 1.0% or LIBOR plus 1.15% (or LIBOR plus 1.0% if the minimum advance is at least $1.0 million). The loan agreement contains customary financial and operating restrictions on the Company, including covenants restricting the Company, without NationsBank's consent, from pledging its inventory, accounts receivable or other assets to other lenders or from acquiring any other businesses if the aggregate expenditures by the Company in connection with such acquisitions would exceed a certain threshold in any fiscal year. In addition, the Company is prohibited from declaring or paying any dividend if an event of default exists under the revolving credit facility at the time of, or would occur as a result of, such declaration or payment. The loan agreement also contains customary covenants requiring the satisfaction of certain financial tests and the maintenance of certain financial ratios, including covenants requiring the Company to maintain a tangible net worth of not less than $25.0 million, working capital of not less than the greater of $10.0 million or 15% of revenues, as computed on a rolling 12 month basis, a ratio of total debt to net worth of not more than 1 to 1, and a ratio of current assets to current liabilities of not less than 1.5 to 1. The Company, as of March 31, 1997, was in compliance with all such covenants. The outstanding principal balance of the Company's borrowings under the revolving facility as of March 31, 1997 was $120,000.

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

Currently, all foreign sales are billed and paid for in United States dollars. To date, the Company has not been materially adversely affected by currency fluctuations or foreign exchange restrictions, although a continued strengthening of the U.S. dollar against foreign currencies may impair the ability of the Company to compete with foreign based competitors for international as well as domestic sales. As the Company's international operations continue to grow, foreign exchange risk may increase, and the Company may be required to develop and implement additional strategies to manage this risk.

Working capital, which consists principally of accounts receivable and inventories was $19.1 million at March 31, 1997 as compared to $18.4 million at December 31, 1996. The ratio of current assets to current liabilities increased to 3.3:1 at March 31, 1997 from 3.2:1 at December 31, 1996. This increase was due primarily to slightly higher inventory and accounts receivable amounts and the decrease in amounts drawn under the revolving credit facility. Cash flow from operations increased from $2.1 million during the first quarter 1996 to $5.1 million during the first quarter 1997. This increase was primarily attributed to an increase of $4.3 million in accounts receivable for the first quarter of 1996 as compared to an increase of $361,000 for the first quarter of 1997 and a decrease of $819,000 in accounts payable for the first quarter of 1996 as compared to an increase of $456,000 for the first quarter of 1997.

During 1997, the Company plans to spend approximately $10.8 million on capital expenditures (of which $822,000 has been spent through March 31, 1997) including the purchase and renovation of a manufacturing facility and related equipment in Ireland and the purchase of additional machinery and equipment for all three of the Company's U.S. facilities. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 1997.

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

The following paragraphs discuss the risk factors the Company regard as the most significant, although the Company wishes to caution that other factors that are currently not considered significant or that currently cannot be foreseen may in the future prove to be important in affecting the Company's results of operations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

Rapid Growth. The Company has significantly expanded its production facilities and capacity over the last several years. The Company currently is not operating at full capacity and faces risks of further underutilization or inefficient utilization of its production facilities in future years. The Company also faces risks associated with start-up expenses, inefficiencies, delays and increased depreciation costs associated with its plant expansions.

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

Dependence on Major Customers. During 1996, the Company's ten largest customers accounted for approximately 78% of its net sales. Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 37% of net sales in 1996, and sales to FAG accounted for approximately 10% of net sales. The Company currently negotiates and contracts with various purchasing units within SKF and believes that, in certain respects, such units operate independently with respect to purchasing decisions. There can be no assurance, however, that SKF will not centralize purchasing decisions in the future. None of the Company's other customers accounted for more than 10% of its net sales in 1996, but sales to three of its customers each represented more than 5% of the Company's 1996 net sales. the loss of all or a substantial portion of sales to these customers would have a material adverse effect on the Company's business.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

None.

Exhibitss

Financial Data Schedule (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           NN Ball & Roller, Inc.
                                   ----------------------------------------
                                                (Registrant)


Date:   May 14, 1997                        /s/ James J. Mitchell
                                   ----------------------------------------
                                       James J. Mitchell, President
                                            and Chief Operating
                                                   Officer
                                         (Duly Authorized Officer)


Date:   May 14, 1997                    /s/ Roderick R. Baty
                                   ----------------------------------------
                                            Roderick R. Baty
                                     Chief Financial Officer and
                                            Vice President
                                     (Principal Financial Officer)
                                       (Duly Authorized Officer)


Date:   May 14, 1997                    /s/ William C. Kelly, Jr.
                                   ----------------------------------------
                                            William C. Kelly, Jr.,
                                     Treasurer, Assistant Secretary and
                                          Chief Accounting Officer
                                        (Principal Accounting Officer)
                                           (Duly Authorized Officer)