Form 10-Q
period 1997-06-30
NN BALL & ROLLER INC
filed 1997-08-14
CIK 918541

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

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

                                   (423) 743-9151
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X      No
                                          -----       ---------


As of August 11, 1997 there were 14,901,646 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                           NN Ball & Roller, Inc.

                                     INDEX

                                                                                                                  Page No
                                                                                                                 ---------
Part I. Financial Information

Item 1.   Financial Statements:
          Condensed Statements of Income for the three and six months ended June 30, 1997 and 1996.......            2
          Condensed Balance Sheets at June 30, 1997 and December 31, 1996................................            3
          Condensed Statements of Changes in Stockholders' Equity for the six months ended June 30, 1997
             and 1996....................................................................................            4
          Condensed Statements of Cash Flows for the six months ended June 30, 1997 and 1996.............            5
          Notes to Condensed Financial Statements........................................................            6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........            7

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders...............................................           11
Item 5. Other Information.................................................................................           11
Item 6. Exhibits and Reports on Form 8-K..................................................................           11
Signatures................................................................................................           12
Index To Exhibits.........................................................................................           13

                         PART I. FINANCIAL INFORMATION

                              NN Ball & Roller, Inc.
                          Condensed Statements of Income
                                  (Unaudited)

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                           --------------------------  --------------------------
THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA                     1997          1996          1997          1996
---------------------------------------------------------  ------------  ------------  ------------  ------------
Net sales................................................  $     20,964  $     22,834  $     41,283  $     48,919
Cost of goods sold.......................................        14,307        15,363        28,145        32,931
                                                           ------------  ------------  ------------  ------------
 Gross profit............................................         6,657         7,471        13,138        15,988
Selling, general and administrative......................         1,227         1,155         2,532         2,265
Depreciation.............................................         1,052           852         2,104         1,704
                                                           ------------  ------------  ------------  ------------
Income from operations...................................         4,378         5,464         8,502        12,019
Interest expense.........................................       --                107            19           187
                                                           ------------  ------------  ------------  ------------
Income before provision for income taxes.................         4,378         5,357         8,483        11,832
Provision for income taxes...............................         1,646         1,877         3,112         4,080
                                                           ------------  ------------  ------------  ------------
  Net income.............................................  $      2,732  $      3,480  $      5,371  $      7,752
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
 Net income per common share (Note 2):...................  $       0.19  $       0.23  $       0.37  $       0.51
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Weighted average number of shares outstanding (Note 2)...    14,712,555    15,130,771    14,712,975    15,116,540
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

                             See accompanying notes.

                               NN Ball & Roller, Inc.
                              Condensed Balance Sheets


                                                                         JUNE 30,   DECEMBER 31,
THOUSANDS OF DOLLARS                                                       1997        1996
---------------------------------------------------------------------  -----------  ------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents..........................................   $   2,762    $   --
 Accounts receivable, net...........................................      14,004        15,754
 Inventories, net (Note 2)..........................................      10,553        10,408
 Other current assets...............................................         754           565
                                                                      -----------  ------------
   Total current assets.............................................      28,073        26,727

Property, plant and equipment, net..................................      32,722        32,419
Other...............................................................         102           146
                                                                      -----------  ------------
   Total assets.....................................................   $  60,897    $   59,292
                                                                      -----------  ------------
                                                                      -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................................   $   5,148    $    4,054
 Revolving credit facility..........................................      --             2,308
 Accrued vacation expense...........................................         495           370
 Income taxes payable...............................................         716            96
 Other current liabilities..........................................       1,577         1,546
                                                                      -----------  -----------
   Total current liabilities........................................       7,936         8,374
Deferred income taxes...............................................       2,208         2,208
                                                                      -----------  ------------
   Total liabilities................................................      10,144        10,582
   Total stockholders' equity.......................................      50,753        48,710
                                                                      -----------  ------------
   Total liabilities and stockholders' equity.......................   $  60,897    $   59,292
                                                                      -----------  ------------
                                                                      -----------  ------------

                               See accompanying notes.

                              NN Ball & Roller, Inc.
                 Condensed Statements of Changes in Stockholders' Equity
                                  (Unaudited)

                                                                    COMMON STOCK
                                                               ----------------------   ADDITIONAL  RETAINED
                                                               NUMBER        PAR        PAID-IN     EARNINGS
 THOUSANDS OF DOLLARS, EXCEPT SHARE DATA                       OF SHARES     VALUE      CAPITAL     (DEFICIT)    TOTAL
-------------------------------------------------------------  -----------  ---------  -----------  ---------  ---------
Balance, January 1, 1996.....................................      14,473   $     144   $  25,289   $  13,785  $  39,218
 Net income..................................................                                           7,752      7,752
 Dividends...................................................                                          (2,327)    (2,327)
 Stock options exercised.....................................         156           2       1,694      --          1,696
                                                               -----------  ---------  -----------  ---------  ---------
Balance, June 30, 1996.......................................      14,629   $     146   $  26,983   $  19,210  $  46,339
                                                               -----------  ---------  -----------  ---------  ---------
                                                               -----------  ---------  -----------  ---------  ---------
Balance, January 1, 1997.....................................      14,629   $     146   $  26,983   $  21,581  $  48,710
 Net income..................................................                                           5,371      5,371
 Dividends....................................................                                         (2,329)    (2,329)
 Stock repurchased...........................................         (86)     --            (999)     --           (999)
                                                               -----------  ---------  -----------  ---------  ---------
Balance, June 30, 1997.......................................      14,543   $     146   $  25,984   $  24,623  $  50,753
                                                               -----------  ---------  -----------  ---------  ---------
                                                               -----------  ---------  -----------  ---------  ---------

                            See accompanying notes.

                              NN Ball & Roller, Inc.
                        Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                                 --------------------
 THOUSANDS OF DOLLARS                                                                               1997       1996
-----------------------------------------------------------------------------------------------  ---------  ---------
OPERATING ACTIVITIES:
 Net income....................................................................................  $   5,371  $   7,752
 Adjustments to reconcile net income:
  Depreciation.................................................................................      2,104      1,704
  Changes in operating assets and liabilities:
   Accounts receivable.........................................................................      1,750     (2,622)
   Inventories.................................................................................       (145)      (791)
   Taxes Refundable/Payable....................................................................        620       (984)
   Other current assets........................................................................       (189)      (143)
   Accounts payable............................................................................      1,094     (2,512)
   Other liabilities...........................................................................        156        769
                                                                                                 ---------  ---------
    Net cash provided by operating activities..................................................     10,761      3,173
                                                                                                 ---------  ---------
INVESTING ACTIVITIES:
Acquisition of plant, property, and equipment..................................................     (2,407)    (6,574)
Other assets...................................................................................         44          9
                                                                                                 ---------  ---------
    Net cash used by investing activities......................................................     (2,363)    (6,565)
                                                                                                 ---------  ---------
FINANCING ACTIVITIES:
Proceeds (Payments) under revolving credit facility............................................     (2,308)     4,023
Dividends......................................................................................     (2,329)    (2,327)
Stock options exercised........................................................................     --          1,696
Stock repurchased..............................................................................       (999)    --
                                                                                                 ---------  ---------
    Net cash (used) provided by financing activities...........................................     (5,636)     3,392
                                                                                                 ---------  ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS........................................................      2,762     --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............................................     --         --
                                                                                                ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................................................  $   2,762  $  --
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                            See accompanying notes.

                          NN BALL & ROLLER, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

    The accompanying condensed financial statements of NN Ball & Roller, Inc. have not been audited by independent accountants, except for the balance sheet at December 31, 1996. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 1997 and 1996, the Company's financial position at June 30, 1997 and December 31, 1996, and the cash flows for the six month periods ended June 30, 1997 and 1996. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

    In February 1997, the FASB issued Statement No. 128 "Earnings Per Share" (FAS 128), which requires the computation and presentation of earnings per share (EPS) for entities with publicly held common stock or potential common stock. FAS 128 requires (a) presentation of basic and diluted EPS, if applicable, on the face of the income statement and (b) reconciliation of the numerator and denominator for each basic EPS computation and the numerator and denominator of each diluted EPS computation. FAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company will adopt FAS 128 in the fourth quarter of 1997. Had FAS 128 been effective for the second quarter of 1997, basic and diluted EPS would have been $0.19 for the three months ended June 30, 1996, and $0.24 and $0.23, respectively for the three months ended June 30, 1996. For the six months ended June 30, 1997 and the six months ended June 30, 1996, basic and diluted EPS would have been $0.37, $0.37 and $0.53 and $0.51 respectively.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

    The results for the first and second quarters of 1997 are not necessarily indicative of future results.

NOTE 2. INVENTORIES

    Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

    Inventories are comprised of the following (in thousands):


                                     JUNE 30,   DECEMBER 31,
                                       1997        1996
                                   -----------  ------------
                                   (UNAUDITED)
Raw materials.....................   $   1,191    $    1,452
Work in process...................       2,859         2,586
Finished goods....................       6,563         6,430
                                    -----------  ------------
                                        10,613        10,468
Less--Reserve for excess and
 obsolete inventory...............          60            60
                                    -----------  -------------
                                     $  10,553    $   10,408
                                    -----------  ------------
                                    -----------  ------------

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1996

    NET SALES. Net sales decreased by approximately $1.9 million, or 8.2%, from $22.8 million for the second quarter of 1996 to $20.9 million for the second quarter of 1997. Foreign sales decreased $1.3 million, or 11.7%, from $11.1 million in the second quarter of 1996 to $9.8 million during the second quarter of 1997. The decrease in foreign sales was due primarily to a slowing in the overall rate of outsourcing captive production (including, as previously announced by the Company, one of the Company's major customers bringing in house a portion of their business that was previously outsourced to the Company) and general economic conditions in Europe. Domestic sales decreased $661,000, or 5.6%, from $11.7 million in the second quarter of 1996 to $11.1 million in the second quarter of 1997. This decrease was due primarily to decreased sales to an existing customer.

    GROSS PROFIT. Gross profit decreased $814,000, or 10.9%, from $7.5 million for the second quarter of 1996 to $6.7 million for the second quarter of 1997. As a percentage of net sales, gross profit decreased from 32.7% in the second quarter of 1996 to 31.8% for the same period in 1997. This decrease in gross profit as a percentage of net sales was due primarily to decreased levels of volume during the second quarter of 1997 as compared to the second quarter of 1996 and related capacity under-utilization.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $72,000 or 6.2%, from $1.2 million in the second quarter of 1996 to $1.2 million in the second quarter of 1997. This increase was due primarily to increased foreign travel and increased legal and accounting expenses related to the new manufacturing facility in Ireland and the Company's acquisition efforts. As a percentage of net sales, selling, general and administrative expenses increased from 5.1% for the second quarter of 1996 to 5.8% for the same period in 1997.

    DEPRECIATION. Depreciation expense increased from $852,000 for the second quarter of 1996 to $1.1 million for the same period in 1997. This increase was due primarily to a full year of depreciation to be taken on the assets related to the new Mountain City, Tennessee facility in 1997 as compared to one-half year depreciation taken in 1996. As a percentage of net sales, depreciation expense increased from 3.7% in the second quarter of 1996 to 5.0% in the second quarter of 1997.

    NET INCOME. Net income decreased by $748,000 or 21.5%, from $3.5 million for the second quarter of 1996 to $2.7 million for the same period in 1997. As a percentage of net sales, net income decreased from 15.2% in the second quarter of 1996 to 13.0% for the second quarter of 1997. This decrease in net income as a percentage of net sales was due primarily to the factors discussed above as well as an increase in the Company's effective tax rate.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1996

    NET SALES. Net sales decreased by approximately $7.6 million, or 15.6%, from $48.9 million for the first six months of 1996 to $41.3 million for the same period in 1997. Foreign sales decreased $6.5 million, or 24.9%, from $26.1 million in the first six months of 1996 to $19.6 million during the same period of 1997. This decrease was due primarily to a slowing in the overall rate of outsourcing of captive production by the Company's customers (including, as previously announced by the Company, one of the Company's major customers bringing in house a portion of their business that was previously outsourced to the Company) and economic conditions in Europe. Domestic sales decreased $1.1 million, or 4.8%, from $22.8 million in the first six months of 1996 to $21.7 million in the same period of 1997. This decrease was due primarily to decreased sales volumes with existing customers.

    GROSS PROFIT. Gross profit decreased $2.9 million, or 17.8%, from $16.0 million for the first six months of 1996 to $13.1 million for the same period of 1997. As a percentage of net sales, gross profit decreased from 32.7% in the first six months of 1996 to 31.8% in the same period of 1997. This decrease in gross profit as a percentage of net sales was due primarily to decreased levels of volume during the first half of 1997 as compared to the first half of 1996 and related capacity under-utilization.

    Selling, General and Administrative. Selling, general and administrative expenses increased by $267,000, or 11.8%, from $2.3 million in the first six months of 1996 to $2.5 million in the same period of 1997. This increase was due primarily to increased foreign travel and increased legal and accounting expenses related to the new manufacturing facility in Ireland and the Company's acquisition efforts. As a percentage of net sales, selling, general and administrative expenses increased from 4.6% in the first six months of 1996 to 6.1% for the same period in 1997.

    DEPRECIATION. Depreciation expense increased from $1.7 million for the first six months of 1996 to $2.1 million for the same period in 1997. This increase was due primarily to a full year depreciation to be taken on the assets related to the new Mountain City, Tennessee facility in 1997 as compared to one-half year depreciation taken in 1996. As a percentage of net sales, depreciation expense increased from 3.5% for the first six months of 1996 to 5.1% for the same period in 1997.

    NET INCOME. Net income decreased by $2.4 million, or 30.7%, from $7.8 million for the first six months of 1996 to $5.4 million for the same period for 1997. As a percentage of net sales, net income decreased from 15.8% for the first six months of 1996 to 13.0% for the same period for 1997. This decrease in net income as a percentage of net sales was due primarily to the factors discussed above as well as an increase in the Company's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    In July 1997, the Company terminated its $10.0 million revolving credit facility and entered into a loan agreement with First American National Bank ("First American"). This loan agreement provides for a revolving credit facility of up to $25 million, which will expire on June 30, 2000.

    Amounts outstanding under the revolving facility are unsecured and bear interest at a floating rate equal to, at the Company's option, either LIBOR plus 0.65% or the Fed Funds effective rate plus 1.5%. The loan agreement contains customary financial and operating restrictions on the Company, including covenants restricting the Company, without First American's consent, from incurring additional indebtedness from, or pledging any of its assets to, other lenders and from disposing of a substantial portion of its assets. In addition, the Company is prohibited from declaring any dividend if a default exists under the revolving credit facility at the time of, or would occur as a result of, such declaration. The loan agreement also contains customary financial covenants with respect to the Company, including a covenant that the Company's earnings will not decrease in any year by more than fifty percent of earnings in the Company's immediately preceding fiscal year. The Company is in compliance with all such covenants.

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

    Currently, all foreign sales are billed and paid for in United States dollars. To date, the Company has not been materially adversely affected by currency fluctuations or foreign exchange restrictions, although a strengthening of the US dollar against foreign currencies could impair the ability of the Company to compete with international based competitors for foreign as well as domestic sales. As the Company's international operations continue to grow, foreign exchange risk may increase, and the Company may be required to develop and implement additional strategies to manage this risk.

    Working capital, which consists principally of cash and cash equivalents, accounts receivable and inventories was $20.1 million at June 30, 1997 as compared to $18.4 million at December 31, 1996. The ratio of current assets to current liabilities increased slightly to 3.5:1 at June 30, 1997 from 3.2:1 at December 31, 1996. Cash flow from operations increased from $3.2 million during the first half 1996 to $10.8 million during the first half of 1997. This increase was primarily attributed to the decrease in accounts receivable of $1.7 million and an increases in accounts payable and taxes payable of $1.1 million and $620,000 respectively.

    During 1997, the Company plans to spend approximately $10.0 million on capital expenditures (of which $2.4 million has been spent through June 30, 1997) including the purchase and further renovation of a manufacturing facility in Kilkenny, Ireland, as well as the purchase of additional machinery and equipment for all four of the Company's facilities. Approximately $5.0 million is anticipated to be spent during 1997 on the purchase, renovation and installation of new equipment for the Ireland facility. Production is anticipated to begin at this facility late in the third quarter of 1997. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 1997.

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

    The following paragraphs discuss the risk factors the Company regards as the most significant, although the Company wishes to caution that other factors that are currently not considered significant or that currently cannot be foreseen may in the future prove to be important in affecting the Company's results of operations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

    RAPID GROWTH. The Company has significantly expanded its production facilities and capacity over the last several years, and is currently in the process of purchasing and renovating an additional manufacturing plant in Kilkenny, Ireland. The Company currently is not operating at full capacity and faces risks of further under-utilization or inefficient utilization of its production facilities in future years. The Company also faces risks associated with start-up expenses, inefficiencies , delays and increased depreciation costs associated with its plant expansions.

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

    DEPENDENCE ON MAJOR CUSTOMERS. During 1996, the Company's ten largest customers accounted for approximately 78% of its net sales. Sales to various US and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 37% of net sales in 1996, and sales to FAG accounted for approximately 10% of net sales. The Company currently negotiates and contracts with various purchasing units within SKF and believes that, in certain respects, such units operate independently with respect to purchasing decisions. There can be no assurance, however, that SKF will not centralize purchasing decisions in the future. None of the Company's other customers accounted for more than 10% of its net sales in 1996, but sales to three of its customers each represented more than 5% of the Company's 1996 net sales. The loss of all or a substantial portion of sales to these customers would have a material adverse effect on the Company's business.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company's Annual Meeting of Stockholders was held on May 1, 1997. As of March 20, 1997, the record date for the meeting, there were 14,543,242 shares of common stock outstanding and entitled to vote at the meeting. There were present at said meeting, in person or by proxy, stockholders holding 12,140,545 shares of common stock, constituting approximately 83% of the shares of common stock outstanding and entitled to vote, which constituted a quorum.

    The first matter voted upon at the meeting was the election of Richard D. Ennen and Roderick R. Baty as Class III Directors to serve for three year terms. The results of the voting in connection with such elections were as follows:

                                                                    FOR         WITHHELD
                                                                 ------------  -------------
Richard D. Ennen...............................................    12,062,844       77,701
Roderick R. Baty...............................................    12,062,844       77,701

    Accordingly, all nominees were elected to serve until the 2000 Annual Meeting of Stockholders and until their successors are duly elected and qualified. In addition to the foregoing directors, Deborah Ennen Bagierek, Michael D. Huff and Michael E. Werner are serving terms of office as directors which are to expire at the 1998 Annual Meeting of Stockholders, and G. Ronald Morris is serving a term to expire at the 1999 Annual Meeting of Stockholders. James J. Mitchell resigned from his positions as Chief Operating Officer, President and a director of the Company effective July 28, 1997. On such date, Mr. Baty, the Company's Vice President and Chief Financial Officer, was promoted to the positions of President and Chief Executive Officer. In connection with this promotion, Mr. Ennen, the Company's founder, resigned as Chief Executive Officer, but continues in his position as Chairman of the Company's Board of Directors.

    The second matter voted upon at the 1997 Annual Meeting of Stockholders was the ratification of Price Waterhouse, LLP as independent public accountants to audit the Company's accounts for the fiscal year ending December 31, 1997. The vote was 12,133,019 For and 1,520 Against, and there were 6,006 Abstentions.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits Required by Item 601 of Regulation S-K

       10.13 Loan Agreement, dated as of July 25, 1997, between the Company and First American National Bank (filed herewith)

       27      Financial Data Schedules (for information of SEC only)

(b) No reports on Form 8-K were filed during the quarter ending June 30, 1997.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NN Ball & Roller, Inc.
                                    --------------------------
                                        (Registrant)


    Date: August 11, 1997               /s/ Roderick R. Baty
          ------------------        ---------------------------
                                          Roderick R. Baty,
                                     President and Chief Executive
                                              Officer
                                       (Duly Authorized Officer)


    Date: August 11, 1997               /s/ William C. Kelly, Jr.
         -------------------        -----------------------------
                                          William C. Kelly, Jr.,
                                   Treasurer, Assistant Secretary and
                                        Chief Accounting Officer
                                (Principal Financial and Accounting Officer)
                                       (Duly Authorized Officer)

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                          DESCRIPTION
-----------  ----------------------------------------------------------
  10.13 Loan Agreement, dated as of July 25, 1997, between the Company and First American National Bank (filed herewith)

  27         Financial Data Schedules (for information of SEC only)