Form 10-Q
period 1997-09-30
NN BALL & ROLLER INC
filed 1997-11-14
CIK 918541

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1997
                                              ------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to
                                           ---------   ----------

                         Commission File Number 0-23486

                             NN BALL & ROLLER, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     62-1096725
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                 Identification Number)

                               800 TENNESSEE ROAD
                             ERWIN, TENNESSEE 37650
          (Address of principal executive offices, including zip code)

                                 (423) 743-9151
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ----    ----

As of November 12, 1997 there were 14,804,271 shares of the registrant's common stock, par value $0.01 per share, outstanding.

===============================================================================

                             NN BALL & ROLLER, INC.

                                     INDEX


                                                                                                   Page No.
                                                                                                   --------


PART I. FINANCIAL INFORMATION
Item 1.           Financial Statements:

                  Condensed Statements of Income for the three and nine months
                     ended September 30, 1997 and 1996                                               2

                  Condensed Balance Sheets at September 30, 1997 and December 31, 1996               3

                  Condensed Statements of Changes in Stockholders' Equity
                     for the nine months ended September 30, 1997 and 1996                           4

                  Condensed Statements of Cash Flows for the nine months
                     ended September 30, 1997 and 1996                                               5

                  Notes to Condensed Financial Statements                                            6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                             8

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                  13

Signatures                                                                                          14

Index to Exhibits                                                                                   15



                         PART I. FINANCIAL INFORMATION

                             NN BALL & ROLLER, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)




                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA         1997              1996            1997              1996
--------------------------------------------------------------------------------------------------------------
Net sales                                    $      17,231     $     16,558     $      58,514     $     65,477
Cost of goods sold                                  12,386           10,828            40,531           43,759
                                             -------------     ------------     -------------     ------------
  Gross profit                                       4,845            5,730            17,983           21,718

Selling, general and administrative                  1,519            1,263             4,051            3,527
Depreciation                                         1,060              826             3,164            2,530
                                             -------------     ------------     -------------     ------------
Income from operations                               2,266            3,641            10,768           15,661

Interest expense                                         2               87                21              274
                                             -------------     ------------     -------------     ------------
Income before provision for income taxes             2,264            3,554            10,747           15,387
Provision for income taxes                             965            1,359             4,077            5,440
                                             =============     ============     =============     ============
     Net income                              $       1,299     $      2,195     $       6,670     $      9,947
                                             =============     ============     =============     ============

Net income per common share:                 $        0.09     $       0.15     $        0.45     $       0.66
                                             =============     ============     =============     ============

Weighted average number of
  shares outstanding                            14,811,381       14,961,082        14,805,067       15,072,547
                                             =============     ============     =============     ============



                            SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
                            CONDENSED BALANCE SHEETS

                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                           1997                  1996
THOUSANDS OF DOLLARS                                                   (UNAUDITED)
--------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equilvalents                                           $      1,875         $         --
  Accounts receivable, net                                                   12,362               15,754
  Inventories, net (Note 2)                                                  10,788               10,408
  Income taxes refundable                                                       329                   --
  Other current assets                                                        1,220                  565
                                                                       ------------         ------------
     Total current assets                                                    26,574               26,727

Property, plant and equipment, net                                           36,143               32,419
Other                                                                           102                  146
                                                                       ============         ============
     Total assets                                                      $     62,819         $     59,292
                                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $      4,920         $      4,054
  Revolving credit facility                                                      --                2,308
  Accrued vacation expense                                                      474                  370
  Income taxes payable                                                           --                   96
  Other current liabilities                                                   2,600                1,546
                                                                       ------------         ------------
     Total current liabilities                                                7,994                8,374

Deferred income taxes                                                         2,208                2,208
                                                                       ------------         ------------
     Total liabilities                                                       10,202               10,582

     Total stockholders' equity                                              52,617               48,710
                                                                       ------------         ------------

     Total liabilities and stockholders' equity                        $     62,819         $     59,292
                                                                       ============         ============




                            SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
            CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                       COMMON STOCK               ADDITIONAL    RETAINED       FOREIGN
                                          NUMBER       PAR         PAID IN      EARNINGS       CURRENCY
THOUSANDS OF DOLLARS                    OF SHARES     VALUE        CAPITAL      (DEFICIT)     TRANSLATION    TOTAL
-------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                 14,473     $   144      $  25,289     $   13,785     $    -     $   39,218
   Net income                                                                       9,947                     9,947
   Dividends                                                                       (3,497)                   (3,497)
   Stock options exercised (Note 3)         156           2          1,694                                    1,696
                                       ========     =======      =========     ==========     ======     ==========
Balance, September 30, 1996              14,629     $   146      $  26,983     $   20,235     $    -     $   47,364
                                       ========     =======      =========     ==========     ======     ==========

Balance, January 1, 1997                 14,629     $   146      $  26,983     $   21,581     $    -     $   48,710
  Net income                                                                        6,670                     6,670
  Dividends                                                                        (3,520)                   (3,520)
  Stock options exercised (Note 3)          361           4          2,918                                    2,922
  Stock repurchased                        (186)         (1)        (2,123)                                  (2,124)
  Cummulative currency translation                                                               (41)           (41)
                                       --------     -------      ---------     ----------     ======     ----------
Balance, September 30, 1997              14,804     $   149      $  27,778     $   24,731     $  (41)    $   52,617
                                       ========     =======      =========     ==========     ======     ==========




                            SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                      NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
THOUSANDS OF DOLLARS                                                                  1997           1996
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                       $    6,670    $   9,947
  Adjustments to reconcile net income:
    Depreciation                                                                        3,164        2,530
    Changes in operating assets and liabilities:
      Accounts receivable                                                               3,392        2,250
      Inventories                                                                        (380)      (1,420)
      Income taxes                                                                       (425)        (196)
      Other current assets                                                               (655)        (376)
      Accounts payable                                                                    866       (4,284)
      Other liabilities                                                                 1,158        1,210
                                                                                   ----------    ---------
         Net cash provided by operating activities                                     13,790        9,661
                                                                                   ----------    ---------

INVESTING ACTIVITIES:
 Acquisition of plant, property, and equipment                                         (6,888)      (7,522)
 Other assets                                                                              44           10
                                                                                   ----------    ---------
         Net cash used by investing activities                                         (6,844)      (7,512)
                                                                                   ----------    ---------

FINANCING ACTIVITIES:
 Payments under revolving credit facility                                              (2,308)        (348)
 Dividends                                                                             (3,520)      (3,497)
 Stock options exercised (Note 3)                                                       2,922        1,696
 Stock repurchased                                                                     (2,124)          --
 Cummulative effect of currency translation                                               (41)          --
                                                                                   ----------    ---------
         Net cash (used) provided by financing activities                              (5,071)      (2,149)
                                                                                   ----------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 1,875           --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           --           --
                                                                                  ===========    =========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    1,875    $      --
                                                                                  ===========    =========



                            SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements of NN Ball & Roller, Inc. have not been audited by independent accountants, except for the balance sheet at December 31, 1996. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 1997 and 1996, the Company's financial position at September 30, 1997 and December 31, 1996, and the cash flows for the nine month periods ended September 30, 1997 and 1996. These adjustments, except for the adjustments described below in Note 2, are of a normal recurring nature, and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

In February 1997, the FASB issued Statement No. 128 "Earnings Per Share" (FAS
128), which requires the computation and presentation of earnings per share
(EPS) for entities with publicly held common stock or potential common stock. FAS 128 requires (a) presentation of basic and diluted EPS, if applicable, on the face of the income statement and (b) reconciliation of the numerator and denominator for each basic EPS computation and the numerator and denominator of each diluted EPS computation. FAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company will adopt FAS 128 in the fourth quarter of 1997. Had FAS 128 been effective for the third quarter of 1997, basic and diluted EPS would have been $0.09 for the three months ended September 30, 1997, and $0.15 for the three months ended September 30, 1996. Basic and diluted EPS would have been $0.45 for the nine months ended September 30, 1997 and $0.68 and $0.66 respectively, for the nine months ended September 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

The results for the first three quarters of 1997 are not necessarily indicative of future results.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Inventories are comprised of the following (in thousands):


                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                    1997            1996
                                                                                 (UNAUDITED)
                                                                               -------------    --------------
Raw materials                                                                  $      1,360     $       1,452
Work in process                                                                       2,308             2,586
Finished goods                                                                        7,180             6,430
                                                                               ------------     -------------
                                                                                     10,848            10,468
Less - Reserve for excess and obsolete inventory                                         60                60
                                                                               ============     =============
                                                                               $     10,788     $      10,408
                                                                               ============     =============

NOTE 3.  STOCK OPTIONS EXERCISED

During the first nine months of 1997, certain employees exercised options to purchase the Company's common stock under the Company's Stock Incentive Plan. Options to purchase 358,404 shares were exercised at $6.22 per share, options to purchase 1,125 shares were exercised at $9.39 per share and options to purchase 1,500 shares were exercised at $11.50 per share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Net Sales. Net sales increased by approximately $673,000, or 4.1%, from $16.6 million for the third quarter of 1996 to $17.3 million for the third quarter of 1997. Although net sales in the third quater of 1997 were marginally better than sales for the comparable period in 1996, the Company's current growth prospects continue to reflect weaker business conditions impacting a Korean customer, the fact that captive producers are ceasing to increase the outsourcing of ball production, the continuing strengthening of the U.S. dollar against foreign currencies, and an increasingly competitive marketplace. Foreign sales increased $949,000, or 14.1%, from $6.7 million in the third quarter of 1996 to $7.7 million during the third quarter of 1997. The increase in foreign sales was due primarily to improved economic conditions in Europe. Also, sales in the third quarter of 1996 were negatively impacted by the over-building of inventories by customers in the first half of 1996. Similar over-building did not occur in the first half of 1997. Domestic sales decreased $276,000, or 2.8%, from $9.8 million in the third quarter of 1996 to $9.6 million in the third quarter of 1997. This decrease was due primarily to decreased sales to one customer. With respect to 1998, according to preliminary estimates, which are subject to change, and taking into account both the negative factors that are driving the Company's short-term outloook as well as the commitments for increased roller production, the Company anticipates net sales will approximate $81 million.

Gross Profit. Gross profit decreased $885,000, or 15.4%, from $5.7 million for the third quarter of 1996 to $4.8 million for the third quarter of 1997. As a percentage of net sales, gross profit decreased from 34.6% in the third quarter of 1996 to 28.1% for the same period in 1997. This decrease is due primarily to costs related to the new facility start-up in Ireland and increased costs associated with excess capacity. Additionally, in the third quarter of 1996, the Company recorded $300,000 of duty drawback associated with 1995 imports of raw material which had not been previously recorded. This amount is an offset to export fees paid.

Selling, General and Administrative. Selling, general and administrative expenses increased by 20.3%, from $1.3 million in the third quarter of 1996 to $1.5 million in the third quarter of 1997. This increase was due primarily to increased travel, legal, accounting and employee relocation expenses related to the Ireland facility start-up as well as increased legal and consulting expenses related to potential acquisitions and the Company's current strategic development process. As a percentage of net sales, selling, general and administrative expenses increased from 7.6% for the third quarter of 1996 to 8.8% for the same period in 1997.

Depreciation. Depreciation expense increased from $826,000 for the third quarter of 1996 to $1.1 million for the same period in 1997. This increase was due primarily to purchases of capital equipment. Also, new assets added in 1996 related to the new Mountain City facility were depreciated utilizing the half-year convention in the prior year versus a full year of depreciation taken during the current year. As a percentage of net sales, depreciation expense increased from 5.0% for in the third quarter of 1996 to 6.2% in the third quarter of 1997.

Net Income. Net income decreased by $896,000, or 40.8%, from $2.2 million for the third quarter of 1996 to $1.3 million for the same period in 1997. As a percentage of net sales, net income decreased from 13.3% in the third quarter of 1996 to 7.5% for the third quarter of 1997. This decrease in net income as a percentage of net sales was due primarily to costs associated with the new Ireland facility start-up, excess capacity at the Company's plants, increased selling, general and administrative expenses and the increased depreciation expenses discussed above. In addition, the Company increased the provision for income taxes due to the decrease in foreign sales as a percentage of total sales and the anticipated decrease in the level of tax benefit from the Company's participation in a shared foreign sales corporation.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Net Sales. Net sales decreased by approximately $7.0 million, or 10.6%, from $65.5 million for the first nine months of 1996 to $58.5 million for the same period in 1997. Foreign sales decreased $5.5 million, or 16.7%, from $32.8 million in the first nine months of 1996 to $27.3 million during the same period of 1997. This decrease was due primarily to a slowing in the overall rate of outsourcing of captive production by the Company's customers (including, as previously announced by the Company, one of the Company's major customers bringing in house a portion of its business that was previously outsourced to the Company) and general economic conditions in Europe. Domestic sales decreased $1.5 million, or 4.6%, from $32.7 million in the first nine months of 1996 to $31.2 million in the same period of 1997. This decrease was due primarily to decreased sales to one customer.

Gross Profit. Gross profit decreased $3.7 million, or 17.2%, from $21.7 million for the first nine months of 1996 to $18.0 million for the same period of 1997. As a percentage of net sales, gross profit decreased from 33.2% in the first nine months of 1996 to 30.7% in the same period of 1997. This decrease is due primarily to costs related to the new facility start-up in Ireland and increased costs associated with excess capacity. Additionally, in the third quarter of 1996, the Company recorded $300,000 of duty drawback associated with 1995 imports of raw material which had not been previously recorded. This amount is an offset to export fees paid.

Selling, General and Administrative. Selling, general and administrative expenses increased by $524,000, or 14.9%, from $3.5 million in the first nine months of 1996 to $4.1 million in the same period of 1997. This increase was due primarily to increased travel, legal, accounting and employee relocation expenses related to the Ireland facility start-up as well as increased legal and consulting expenses related to potential acquisitions and the Company's current strategic development process. As a percentage of net sales, selling, general and administrative expenses increased from 5.4% in the first nine months of 1996 to 6.9% for the same period in 1997.

Depreciation. Depreciation expense increased from $2.5 million for the first nine months of 1996 to $3.2 million for the same period in 1997. This increase was due primarily to purchases of capital equipment. Also, new assets added in 1996 related to the new Mountain City facility were depreciated utilizing the half-year convention in the prior year versus a full year of depreciation taken during the current year. As a percentage of net sales, depreciation expense increased from 3.9% for the first nine months of 1996 to 5.4% for the same period in 1997.

Net Income. Net income decreased by $3.3 million, or 32.9%, from $9.9 million for the first nine months of 1996 to $6.7 million for the same period for 1997. As a percentage of net sales, net income decreased from 15.2% for the first nine months of 1996 to 11.4% for the same period for 1997. This decrease in net income as a percentage of net sales was due primarily to costs associated with the new Ireland facility start-up, excess capacity at the Company's plants, increased selling, general and administrative expenses and the increased depreciation expenses discussed above. In addition, the Company increased the provision for income taxes due to the decrease in foreign sales as a percentage of total sales and the anticipated decrease in the level of tax benefit from the Company's participation in a shared foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

In July 1997, the Company terminated its $10.0 million revolving credit facility and entered into a loan agreement with First American National Bank ("First American"). This loan agreement provides for a revolving credit facility of up to $25 million, which will expire on June 30, 2000.

Amounts outstanding under the revolving facility are unsecured and bear interest at a floating rate equal to, at the Company's option, either LIBOR plus 0.65% or the Fed Funds effective rate plus 1.5%. The loan agreement contains customary financial and operating restrictions on the Company, including covenants restricting the Company, without First American's consent, from incurring additional indebtedness from, or pledging any of its assets to, other lenders and from disposing of a substantial portion of its assets. In addition, the Company is prohibited from declaring any dividend if a default exists under the revolving credit facility at the time of, or would occur as a result of, such declaration. The loan agreement also contains customary financial covenants with respect to the Company, including a covenant that the Company's earnings will not decrease in any year by more than fifty percent of earnings in the Company's immediately preceding fiscal year. The Company, as of November 12, 1997, was in compliance with all such covenants.

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

Currently, all foreign sales are billed and paid for in United States dollars. To date, the Company has not been materially adversely affected by currency fluctuations or foreign exchange restrictions, although a strengthening of the US dollar against foreign currencies could impair the ability of the Company to compete with international based competitors for foreign as well as domestic sales. The Company is expected to commence production and shipment of goods from its Kilkenny, Ireland facility in the fourth quarter of 1997. It is expected that goods sold from this facility will be billed and paid for in the customer's local currency, as opposed to U. S. dollars. As a result of these sales, the Company's foreign exchange risk will increase. The Company is currently considering various strategies to manage this risk.

Working capital, which consists principally of cash and cash equivalents, accounts receivable and inventories was $18.6 million at September 30, 1997 as compared to $18.4 million at December 31, 1996. The ratio of current assets to current liabilities increased slightly to 3.3:1 at September 30, 1997 from 3.2:1 at December 31, 1996. Cash flow from operations increased from $9.7 million during the first nine months 1996 to $13.8 million during the first nine months of 1997. This increase was primarily attributed to the decrease in accounts receivable of $3.4 million and an increases in accounts payable of $866,000 and $1.2 million in other liabilities.

During 1997, the Company plans to spend approximately $10.0 million on capital expenditures (of which $6.9 million has been spent through September 30, 1997). Of the $6.9 million spent through September 30, approximately $3.9 million was spent on the purchase and renovation of, and installation of new equipment for the Ireland facility. Production is anticipated to begin at this facility in the fourth quarter of 1997. Capital expenditures in the fourth quarter will be made for the further renovation of the Kilkenny facility and the purchase of additional machinery and equipment for all four of the Company's facilities. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 1997.

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

Competition. The precision ball and roller market is highly competitive, and many of the ball and roller manufacturers in the market are larger and have substantially greater resources than the Company. The Company's competitors are continuously exploring and implementing improvements in technology and manufacturing processes in order to improve product quality, and the Company's ability to remain competitive will depend, among other things, on whether it is able, in a cost effective manner, to keep pace with such quality improvements. In addition, the Company competes with many of its customers that, in addition to producing bearings, also internally produce balls and rollers for sale to third parties. The Company faces a risk that its customers will decide to produce balls and rollers internally rather than outsourcing their needs to the Company.

Rapid Growth. The Company has significantly expanded its production facilities and capacity over the last several years, and during the third quarter of 1997 purchased an additional manufacturing plant in Kilkenny, Ireland. The Company currently is not operating at full capacity and faces risks of further under-utilization or inefficient utilization of its production facilities in future years. The Company also faces risks associated with start-up expenses, inefficiencies , delays and increased depreciation costs associated with its plant expansions.

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

Risks Associated with International Trade. Because the Company obtains a majority of its raw materials from overseas suppliers and sells to a large number of international customers, the Company faces risks associated with (i) adverse foreign currency fluctuations, (ii) changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations, (iii) the imposition of trade restrictions or prohibitions, (iv) the imposition of import or other duties or taxes, and (v) unstable governments or legal systems in countries in which the Company's suppliers and customers are located. Currently, all foreign sales are billed and paid for in United States dollars. An increase in the value of the United States dollar relative to foreign currencies may adversely affect the ability of the Company to compete with its foreign-based competitors for international as well as domestic sales.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits Required by Item 601 of Regulation S-K

         Exhibit
         Number                     Description

         10.14 Employment Agreement, dated August 1, 1997, between the Company and Roderick R. Baty

         10.15 Severance Agreement, dated August 28, 1997, between the Company and James J. Mitchell

         27                EDGAR Financial Data Schedules (for SEC use only).

(b)      No reports on Form 8-K were filed during the quarter ended September
         30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  NN Ball & Roller, Inc.
                                               --------------------------------
                                                       (Registrant)

Date:    November 12, 1997                         /s/ Roderick R. Baty
         -----------------                     --------------------------------
                                                 Roderick R. Baty, President
                                                       and Chief Executive
                                                             Officer
                                                    (Duly Authorized Officer)

Date:    November 12, 1997                       /s/ William C. Kelly, Jr.
         -----------------                     --------------------------------
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

                               INDEX TO EXHIBITS

Exhibit
Number                             Description

10.14 Employment Agreement, dated August 1, 1997, between the Company and Roderick R. Baty

10.15 Severance Agreement, dated August 28, 1997, between the Company and James J. Mitchell

27           EDGAR Financial Data Schedules (for SEC use only).