Form 10-K405
period 1997-12-31
NN BALL & ROLLER INC
filed 1998-03-31
CIK 918541

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                ----------------------
                                      FORM 10-K

         / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1997
                                          OR
         /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from           to

                            Commission file number 0-23486
                                   ------------------

                                NN BALL & ROLLER, INC.
                (Exact name of registrant as specified in its charter)

             Delaware                                62-1096725

     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

          800 Tennessee Road
           Erwin, Tennessee                            37650
  (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code: (423) 743-9151

                                   ------------------

          Securities registered pursuant to Section 12(b) of the Act:

          Title of                      Name of each exchange
          each class                     on which registered
          ----------                    ---------------------
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
Yes  X    No
   ----      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The number of shares of the registrant's common stock outstanding on March 25, 1998 was 14,804,271.

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 25, 1998, based on the closing price on the NASDAQ National Market System on that date was approximately $111,650,143.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement with respect to the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

     The Company was organized in October 1980 by a group of senior managers of the ball and roller division of Hoover Precision Products, Inc. (formerly Hoover Universal, Inc.), led by Richard Ennen, the Company's Chairman. The Company was founded in order to meet the bearings industry's need for a dependable source of high quality, precision balls and rollers. During 1997, the Company sold its products to over 440 customers located in 29 different countries, and its primary customers included FAG Bearings Corporation ("FAG"), SKF Bearing Industries ("SKF") and the Torrington Company.

Products

     At its facilities in Erwin, Tennessee, Walterboro, South Carolina, Mountain City, Tennessee, and at its new facility in Kilkenny, Ireland, the Company produces high quality, precision steel balls in sizes ranging in diameter from 3/16 of an inch to 2 inches and rollers in a limited variety of sizes. The Company produces balls in a variety of grades ranging from grade 5 to grade 1000 and rollers in a variety of grades ranging from grade 50 to grade 1000. The grade number for a ball or a roller indicates the degree of spherical or cylindrical precision of the ball or roller; for example, grade 5 balls are manufactured to within five millionths of an inch of roundness and grade 50 rollers are manufactured to within fifty millionths of an inch of roundness. Sales of steel balls accounted for approximately 93%, 93% and 92% of the Company's net sales in 1995, 1996 and 1997, respectively. Sales of rollers accounted for the balance of the Company's net sales in such years.

     In recent years, bearing manufacturers and automotive OEMs, responding to customer demands for higher quality, have begun to focus on the production of high precision, "quiet" bearings which allow equipment to run more smoothly and quietly and require high precision components, including grade 5 and grade 10 balls. From 1992 to 1997, the percentage of high precision balls produced by the Company for use in quiet bearing applications has increased from approximately 54% to approximately 81% of total net ball sales.

     Precision Steel Balls. The Company manufactures high quality, precision balls in four different types of steel: 52100 steel, 440C stainless steel, S2 rock bit steel and 302 stainless steel. Each of the different types of steel has unique characteristics that make it suitable for particular applications.

     During 1997, approximately 96% of the balls produced by the Company were made from 52100 steel ("52100 Steel"). See also "Business -- Raw Materials." The 52100 Steel balls have a high degree of hardness and provide excellent resistance to wear and deformation. The 52100 Steel balls are used primarily by manufacturers of anti-friction ball bearings where precise spherical and tolerance accuracy are required. The Company produces 52100 Steel balls in ten grades ranging from grade 1000 to grade 5 (highest precision), and in sizes ranging in diameter from 3/16 of an inch to 2 inches. The primary grades of the 52100 Steel balls are grade 16, grade 10 and grade 5.


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

     The following table presents a breakdown of the Company's net sales for fiscal years 1993 through 1997:

                                                                 NET SALES
                                            -----------------------------------------------------
                                                               (IN THOUSANDS)
                                              1997       1996       1995       1994       1993
                                            ---------  ---------  ---------  ---------  ---------
Domestic:
Bearing Manufacturers.....................  $  30,160  $  28,894  $  26,764  $  24,195  $  19,076
                                                   40%        34%        34%        40%        44%
Other.....................................     10,158     13,549     12,533     13,912     10,861
                                                   13%        16%        16%        23%        25%
Foreign:
Bearing Manufacturers.....................     32,820     38,264     35,279     20,566     12,933
                                                   44%        45%        46%        34%        30%
Other.....................................      2,114      3,832      3,210      1,814        655
                                                    3%         5%         4%         3%         1%
                                            ---------  ---------  ---------  ---------  ---------
Total.....................................  $  75,252  $  84,539  $  77,786  $  60,487  $  43,525
                                            ---------  ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------  ---------
                                                  100%       100%       100%       100%       100%
                                            ---------  ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------  ---------

          The Company's marketing strategy is to increase its share of the domestic and international market for bearing components by offering a wide variety of high quality, precision balls and rollers to existing and prospective customers on a timely basis and in a cost-effective manner. In marketing its products, the Company has focused its efforts on bearing manufacturers with their own ball or roller manufacturing divisions. The Company's sales staff emphasizes the potential quality advantages and cost savings associated with the outsourcing of such bearing manufacturers' needs by purchasing precision components from the Company instead of manufacturing such components internally. For a breakdown of the Company's foreign sales in 1995, 1996 and 1997 by geographic region, see Note 11 of the Notes to Financial Statements.


          The Company emphasizes sales to bearing manufacturers because sales in this market historically have been less cyclical than sales to the OEM automotive market. The Company's direct net sales to bearing manufacturers has increased from approximately 71% of net sales in 1992 to approximately 84% in 1997. Although the Company's direct sales to OEMs have significantly decreased in recent years, management believes that a significant but undeterminable percentage of the balls and rollers sold by the Company to bearing manufacturers are incorporated into products supplied to the OEM automotive market.

          The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of shipment of goods. With respect to foreign customers (other than foreign customers that participate in the Company's inventory management program), payments generally are due within either 90 to 120 days following the date of shipment in order to allow for additional freight time and customs clearance. For customers that participate in the Company's inventory management program, sales are recorded when the product is used by the customer, and payments typically are due 30 days thereafter. See "Business -- Customers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Customers

          During 1997, the Company sold its products to more than 440 customers located in 29 different countries. Approximately 47% of the Company's net sales in 1997 were to international customers. See Note 10 of the Notes to Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." In both the foreign and domestic markets, the Company principally sells its products directly to manufacturers and not to distributors.

          During 1997, the Company's ten largest customers accounted for approximately 77% of its net sales. Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 37% of net sales in 1997 and sales to FAG accounted for approximately 10% of net sales in 1997. None of the Company's other customers accounted for more than 10% of its net sales in 1997; however, sales to the Torrington Company, and Hanwha International each represented more than 5% of the Company's net sales during the period.

          The Company currently negotiates and contracts with various purchasing units within SKF and believes that, in certain respects, such units operate independently with respect to purchasing decisions. There can be no assurance, however, that SKF will not centralize purchasing decisions in the future.

          The Company ordinarily ships its products directly to customers within 60 days, but in some cases, in the same calendar month, of the date on which a sales order is placed. Accordingly, the Company generally has an insignificant amount of open (backlog) orders from customers at month end. Certain of the Company's customers have entered into contracts with the Company pursuant to which they have agreed to purchase all of their requirements of specified balls and rollers from the Company, but under which they are not obligated to purchase any specific amounts. While firm orders generally are received only monthly, the Company normally is aware of reasonably anticipated future orders well in advance of the placement of a firm order. The Company has installed a computerized, bar coded inventory management system with most of its major customers pursuant to which the Company, through a direct computer link, automatically monitors the customers' ball and roller inventories. This system permits the Company to determine on a day-to-day basis the amount of balls and/or rollers remaining in a customer's inventory. When such inventories fall below certain levels, the Company automatically ships additional goods. The Company follows industry practice in handling its inventory, which is a first in, first out policy.

Employees

          As of December 31, 1997, the Company had 444 full-time employees of whom 369 were engaged in production/maintenance. No employee of the Company is represented by a union. The Company believes that relations with its employees are good.

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

Raw Materials

          The primary raw material used by the Company is 52100 Steel. During 1997, approximately 96% of the steel used by the Company was 52100 Steel. The Company's other steel requirements include type 440C stainless steel, type S2 rock bit steel and type 302 stainless steel. The Company purchases substantially all of its 52100 Steel requirements from foreign mills because of the lack of domestic producers of such steel at the quality level the Company requires. The other steel requirements of the Company also are purchased principally from foreign steel manufacturers.

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

                                         -6-
Executive Officers of the Registrant

          The executive officers of the Company consist of the following persons:

NAME                                  AGE                              POSITION
--------------------------------      ---      -----------------------------------------------------------
Richard D. Ennen................          70   Chairman of the Board and Director
Roderick R. Baty................          44   President, Chief Executive Officer and Director
William C. Kelly, Jr............          39   Treasurer, Assistant Secretary and Chief Accounting Officer
Frank T. Gentry, III............          42   Vice President--Roller Manufacturing & Materials
Charles L. Edmisten.............          51   Vice President
Charles E. Bailey...............          39   Vice President--Marketing and Sales


          Biographical Information. Set forth below is certain additional information with respect to each executive officer of the Company.

          Richard D. Ennen is the principal founder of the Company and has been the Chairman of the Board and a director of the Company since its formation in 1980. He served as Chief Executive Officer of the Company from its inception until 1997 and as President of the Company from its inception until 1990. In recent years, Mr. Ennen has focused on the development and implementation of the Company's business strategy, rather than the day-to-day operations of the Company. Prior to forming the Company, Mr. Ennen held various management and executive positions with Hoover Precision Products, Inc. (formerly Hoover Universal, Inc.), a division of Tsubakimoto Precision Products Co. Ltd, including Corporate Vice President and General Manager of the ball and roller division. Mr. Ennen has over 40 years of experience in the anti-friction bearing industry.

          Roderick R. Baty became President and Chief Executive Officer in July 1997. He joined the Company in July 1995 as Vice President and Chief Financial Officer and was elected to the Board of Directors in 1995. Prior to joining the Company, Mr. Baty served as President and Chief Operating Officer of Hoover Precision Products from 1990 until January 1995, and as Vice President and General Manager of Hoover Precision Products from 1985 to 1990.

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

          Frank T. Gentry, III, was appointed Vice President -- Roller Manufacturing & Materials in October 1996. Mr. Gentry's responsibilities include purchasing, inventory control and transportation. Mr. Gentry joined the Company in 1981 and held various production control positions within the Company from 1981 to August 1995. From August 1995 to October 1996, Mr. Gentry held the position of Vice President -- Manufacturing.

          Charles L. Edmisten has served as a Vice President of the Company since 1980. Mr. Edmisten's responsibilities include engineering and process development. Prior to joining the Company, Mr. Edmisten served in various positions with Hoover Precision Products, Inc., including Chief Engineer.

          Charles E. Bailey was appointed Vice President -- Marketing and Sales in February 1998. Mr. Bailey's responsibilities include global and domestic marketing, sales management, and customer responsiveness. Prior to joining the Company, Mr. Bailey was the Vice President of Marketing and Product Development for the Jacobs Chuck Division of the Danaher Corporation, where he worked from 1991 to 1997.

          Executive officers are elected annually at the time of the Annual Meeting and serve one-year terms and until their successors are elected and qualified.

Item 2         Properties

          The Company has four manufacturing facilities located, respectively, in Erwin, Tennessee, Walterboro, South Carolina, Mountain City, Tennessee and Kilkenny, Ireland. The Company leased the Mountain City facility from the State of Tennessee in September 1995 in order to expand production capacity to meet the increasing worldwide demand for its products. The Company purchased the land and building at the facility in January 1997. Production began in early 1996 at the Mountain City facility. The Company established the Kilkenny, Ireland facility in August 1997 to better meet the needs of its customers in Europe. Production began in September 1997.

          The Erwin, Walterboro, Mountain City and Kilkenny plants currently have approximately 125,000, 100,000, 48,000 and 66,000 square feet of manufacturing space, respectively. The Walterboro plant is located on a 10 acre tract of land owned by the Company, the Erwin plant is located on a 12 acre tract of land owned by the Company, the Mountain City plant is located and on an 8 acre tract of land owned by the Company and the Kilkenny facility is located on a 2 acre tract of land owned by the Company. During 1996, the Company added new machinery and equipment at the Erwin, Walterboro and Mountain City facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

          The Company believes that the Erwin, Walterboro, Mountain City and Kilkenny plants are adequately suited for the Company's current production and business needs.

          At the time of the Company's initial public offering of the Company's stock in March 1994, the Erwin and Walterboro facilities were subject to a deed of trust and mortgage, respectively, that secured the Company's 10.88% Senior Secured Notes. The Senior Notes were repaid in full with a portion of the net proceeds of the initial public offering. At the current time, none of the Company's properties are pledged to secure any loans to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

          No matters were submitted for a vote of stockholders during the fourth quarter of 1997.

                                       Part II


Item 5         Market for the Registrant's Common Equity and Related Stockholder
Matters

          Since the Company's initial public offering in 1994, the Common Stock has been traded on the Nasdaq National Market under the trading symbol "NNBR." Prior to such time there was no established market for the Common Stock. As of March 25, 1998, there were 233 holders of record of the Common Stock.

          The following table sets forth the high and low sale prices of the Common Stock, as reported by Nasdaq, and the dividends paid per share on the Common Stock during each calendar quarter of 1996 and 1997. See Note 3 of the Notes to Financial Statements.

                                          PRICE
                                   --------------------
                                     HIGH        LOW      DIVIDEND
                                   ---------  ---------  -----------
1996
First Quarter....................     22 3/4     17 1/2        0.08
Second Quarter...................     26 3/4     20 3/8        0.08
Third Quarter....................     21 1/4     13 7/8        0.08
Fourth Quarter...................         16     12 3/8        0.08
1997
First Quarter....................     15 3/8     10 3/8        0.08
Second Quarter...................     12 3/4      9 7/8        0.08
Third Quarter....................     13 1/4      9 1/2        0.08
Fourth Quarter...................     11 1/2          8        0.08



          The declaration and payment of dividends are subject to the discretion of the Board of Directors of the Company and depend upon the Company's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. The terms of the Company's revolving credit facility restrict the payment of dividends by prohibiting the Company from declaring or paying any dividend if an event of default exists at the time of, or would occur as a result of, such declaration or payment. For further description of the Company's revolving credit facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 6         Selected Financial Data

          The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the Financial Statements and the Notes thereto included as Item 8. The data set forth below as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, have been derived from the Financial Statements of the Company which have been audited by Price Waterhouse LLP, independent accountants, whose report thereon is included as part of Item 8. The financial data as of December 31, 1995, 1994 and 1993, and for the year ended December 31, 1993 also were derived from financial statements of the Company which have been audited by Price Waterhouse LLP (except for the pro forma statement of income data). These historical results are not necessarily indicative of the results to be expected in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                       1997       1996       1995          1994       1993
                                                     ---------  ---------  ---------  ---------  ---------

                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Income Data:
Net sales..........................................  $  75,252  $  84,539  $  77,786  $  60,487  $  43,525
Cost of products sold..............................     51,707     56,695     53,912     40,110     29,762
                                                     ---------  ---------  ---------  ---------  ---------
Gross profit.......................................     23,545     27,844     23,874     20,377     13,763
Selling, general and administrative expenses.......      5,518      4,890      4,249      3,439      2,621
Depreciation.......................................      4,106      3,358      2,364      1,996      1,868
                                                     ---------  ---------  ---------  ---------  ---------
Income from operations.............................     13,921     19,596     17,261     14,942      9,274
Interest expense...................................         29        296         42        354      1,382
                                                     ---------  ---------  ---------  ---------  ---------
Income before provision for income taxes and
  extraordinary item...............................     13,892     19,300     17,219     14,588      7,892
Provision for income taxes (1).....................      5,382      6,835      5,708      5,704        236
Income before extraordinary item...................      8,510     12,465     11,511      8,884      7,656
Extraordinary loss from early extinguishment of
  debt (net of income tax benefit of $710) (2).....       --         --         --       (1,160)       --
                                                     ---------  ---------  ---------  ---------  ---------
Net income.........................................  $   8,510  $  12,465  $  11,511     $7,724  $   7,656
                                                     ---------  ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------  ---------
Net income per share:
Income before extraordinary item...................  $    0.57  $     .83  $     .79  $     .65
Extraordinary item, net (2)........................     --         --          --          (.09)
                                                     ---------  ---------  ---------  ---------
Net income per share (assuming dilution) (3).......  $    0.57  $     .83  $     .79  $     .56
                                                     ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------
Dividends declared.................................  $     .32  $     .32  $     .20  $     .07
                                                     ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------
Number of shares outstanding (3)...................     14,804     15,042     14,583     13,716
                                                     ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------

                                                               1997       1996       1995       1994       1993
                                                             ---------  ---------  ---------  ---------  ---------
Pro Forma Statement of Income Data (4):
Income before provision for income taxes and extraordinary
  item.....................................................                                    $ 14,588  $  7,892
Provision for income taxes.................................                                       5,543     2,999
                                                                                              ---------  ---------
Income before extraordinary item...........................                                       9,045     4,893
Extraordinary item, net (2)................................                                      (1,160)     --
                                                                                              ---------  ---------
Net income.................................................                                   $   7,885  $  4,893
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Net income per share:
Income before extraordinary item...........................                                   $     .66  $     .44
Extraordinary item, net (2)................................                                        (.09)    --
                                                                                              ---------  ---------
Net income per share (3)...................................                                   $     .57  $     .44
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Weighted average number of shares outstanding (3)..........                                      13,716     11,016
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Balance Sheet Data:
Current assets.............................................  $  26,185  $  26,727  $  26,728  $  21,591  $  13,971
Current liabilities........................................      7,471      8,374     13,303      4,845      7,859
Total assets...............................................     63,273     59,292     54,241     36,936     26,215
Long-term debt (less current portion)......................       --         --         --         --       10,000
Stockholders' equity.......................................     52,971     48,710     39,218     30,537      8,184

------------------------------

(1) During the period from the inception of the Company through the consummation of its initial public offering in March 1994, the Company was treated for income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, and under comparable tax laws of certain states. As a result, earnings of the Company during that period were taxed for federal and certain state income tax purposes directly to the Company's stockholders, rather than to the Company. Upon the termination of the Company's S corporation status, in addition to becoming subject to corporate tax at the federal level and in a number of states, the Company was required to provide for deferred federal and state income taxes, calculated in accordance with the Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes" ("FAS 109"), for the cumulative temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities, resulting in a charge to the provision for income taxes in the amount of $1,213,000 in 1994. See Note 12 of the Notes to Financial Statements.

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

(3) The actual and pro forma net income per share data is based on the historical weighted average number of shares outstanding, as adjusted to reflect (i) a Common Stock split of 508-for-one in connection with a reincorporation merger transaction completed in January 1994, (ii) the 3-for-2 split of the Common Stock effected on March 5, 1995, and (iii) the 3-for-2 split of the Common Stock effected on December 5, 1995. In addition, the weighted average number of shares outstanding used to compute earnings per share as of December 31, 1993, has been adjusted to include the estimated number of shares (464,000 shares as calculated at the initial public offering price and prior to adjustment for the stock dividends paid in 1995) required to be sold by the Company to pay, as of December 31, 1993, the distribution made to the Company's S corporation stockholders upon the consummation of the initial public offering. See Note 3 of the Notes to Financial Statements.

(4) The pro forma statement of income data for 1993 and 1994 is based on historical net income, as adjusted to reflect a provision for income taxes (at an assumed effective rate of 38%), as if the Company had been a C corporation since its inception. The pro forma statement of income data was calculated using the criteria established under FAS 109, which requires the use of an asset and liability approach to financial reporting and accounting for income taxes. The 1994 pro forma provision for income taxes does not include the $1,213,000 charge related to the Company's termination of its S corporation status as discussed in note (1) above. See Note 12 of the Notes to Financial Statements.

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

Overview

     The Company's core business is the manufacture and sale of high quality, precision steel balls and rollers. In 1997, balls accounted for approximately 92% of the Company's net sales, while rollers accounted for the remaining 8%. Although all of the Company's net sales from 1980 through 1986 were exclusively to domestic customers, the Company's international sales have increased significantly since then and represented approximately 47% of net sales in 1997. See Note 11 of the Notes to Financial Statements. Sales declined in 1997, primarily due to reduced international sales.

     Significant factors in the Company's growth since its founding include its displacement of captive ball manufacturing divisions of domestic and international bearing manufacturers as a source of precision balls and increased sales of high precision balls for quiet bearing applications. From 1992 through 1997, the percentage of high precision balls produced by the Company for use in quiet bearing applications has increased from approximately 54% to approximately 81% of total net ball sales. Management believes that the Company's sales growth since 1992 is due to its ability to capitalize on opportunities in overseas markets and provide precision balls at competitive prices, as well as its emphasis on product quality and customer service. The sales decline in 1997 was due in large part to economic conditions in Europe and Asia and a decline in outsourcing by certain captive producers.

Results of Operations

     The following table sets forth for the periods indicated selected financial data and the percentage of the Company's net sales represented by each income statement line item presented.


                                                                      AS A PERCENTAGE OF NET SALES
                                                                         YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                       1997       1996       1995
                                                                     ---------  ---------  ---------
Net sales..........................................................      100.0%     100.0%     100.0%
Cost of products sold..............................................       68.7       67.1       69.3
                                                                     ---------  ---------  ---------
Gross profit.......................................................       31.3       32.9       30.7
Selling, general and administrative expenses.......................        7.3        5.8        5.5
Depreciation.......................................................        5.5        4.0        3.0
                                                                     ---------  ---------  ---------
Income from operations.............................................       18.5       23.1       22.2
Interest expense...................................................          0         .3         .1
                                                                     ---------  ---------  ---------
Income before provision for income taxes and extraordinary item....       18.5       22.8       22.1


Provision for income taxes.........................................        7.2        8.1        7.3
                                                                     ---------  ---------  ---------
Income before extraordinary item...................................       11.3       14.7       14.8
                                                                     ---------  ---------  ---------
Net income.........................................................       11.3%      14.7%      14.8%
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

Year Ended December 31, 1997 Compared in the Year Ended December 31, 1996

     Net Sales. The Company's net sales decreased $9.3 million, or 11.0%, from $84.5 million in 1996 to $75.3 million in 1997. Foreign net sales decreased $7.2 million, or 17.1%, from $42.1 million in 1996 to $34.9 million in 1997.
The decrease in foreign net sales was due primarily to decreased sales volumes with existing customers, largely because of a decline in outsourcing of captive production by certain of the Company's customers (including, as previously announced by the Company, one of the Company's major customers bringing in house a portion of its business that was previously outsourced to the Company) and general economic conditions in Europe and Asia. Domestic net sales decreased $2.1 million, or 5.0%, from $42.4 million in 1996 to $40.3 million in 1997.
This decrease was primarily due to decreased sales to existing customers.

     Gross Profit. Gross profit decreased by $4.3 million, or 15.4% from $27.8 million in 1996 to $23.5 million in 1997. As a percentage of net sales, gross profit decreased from 32.9% in 1996 to 31.3% in 1997. The decrease in gross profit is due largely to costs related to the new facility start-up in Ireland and costs associated with excess capacity resulting from decreased sales to some existing customers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $628,000, or 12.8% to $5.5 million from $4.9 million in 1996. This increase is due primarily to increased legal, accounting and employee relocation expenses related to the Ireland facility start-up, as well as increased consulting expenses related to the Company's current strategic development process. As a percentage of net sales, selling, general and administrative expenses increased to 7.3% in 1997 from 5.8% in 1996.

     Depreciation Expense. Depreciation expense increased $748,000, or 22.3%, to $4.1 million in 1997 from $3.4 million in 1996. This increase was due primarily to capital expenditures associated with expansion of the Company's existing facilities and the start-up of the Ireland facility. Also, new assets added in 1996 related to the Mountain City facility were depreciated utilizing the half-year convention in the prior year versus a full year of depreciation taken in the current year. As a percentage of net sales, depreciation increased to 5.5% in 1997 from 4.0% in 1996.

     Interest Expense. Interest expense decreased $267,000, or 90.2%, from $296,000 in 1996 to $29,000 in 1997. The decrease was due to decreased levels outstanding under the Company's line of credit in 1997 as compared to 1996. See "Management's Discussion and Analysis of Financial Condition -- Liquidity and Capital Resources."

     Net Income. Net income decreased $4.0 million, or 31.7% from $12.5 million in 1996 to $8.5 million in 1997. As a percentage of net sales, net income decreased to 11.3% in 1997 from 14.7% in 1996. The decrease in net income as a percentage of net sales was due primarily to costs associated with the new Ireland facility start-up, excess capacity at the Company's plants, increased selling, general and administrative expenses and the increase depreciation expense discussed above. In addition, the Company increased the provision for income taxes due to the decrease in foreign sales as a percentage of total sales and the anticipated decrease in the level of tax benefit from the Company's participation in a shared foreign sales corporation.

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995.

     Net Sales. The Company's net sales increased by $6.7 million, or 8.7%, to $84.5 million in 1996 from $77.8 million in 1995. Foreign net sales increased $3.6 million, or 9.4%, to $42.1 million in 1996 from $38.5 million in 1995. The increase in foreign net sales was due primarily to increased sales volumes with existing customers, and to a lesser extent, sales to several new customers. Domestic net sales increased $3.1 million, or 8.0%, to $42.4 million in 1996 from $39.3 million in 1995. This increase was due primarily to increased sales to existing customers. Notwithstanding the Company's record sales in 1996, the Company's foreign sales in the last half of 1996 were negatively affected by weak international economies, certain customers' excess inventories and a slowing in the overall rate of outsourcing of captive production. The Company anticipates that its foreign sales will continue to be affected by one or more of these negative factors in 1997. In addition, in the fourth quarter of 1996, two of the Company's major customers have informed the Company of their intention to bring in-house in 1997 a portion of their business (in the aggregate, approximately $9.0 million in net sales) that was previously outsourced to the Company. Management anticipates that the loss of these sales in 1997 should be offset, at least partially, by additional sales to other existing customers.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $641,000 or 15.1%, to $4.9 million from $4.2 million in 1995. The increase was due primarily to increased salaries and wages. As a percentage of net sales, selling, general and administrative expenses increased slightly to 5.8% in 1996 from 5.5% in 1995.

     Depreciation Expense. Depreciation expense increased $994,000, or 42.0%, to $3.4 million in 1996 from $2.4 million in 1995. This increase was due primarily to capital expenditures associated with the expansion of the Company's facilities and purchases of equipment. As a percentage of sales, depreciation increased to 4.0% in 1996 from 3.0% in 1995.

     Interest Expense. Interest expense increased $254,000, or 604.8%, to $296,00 in 1996 from $42,000 in 1995. This increase was due to increased levels outstanding under the Company's line of credit in 1996 compared to 1995.

     Net Income. Net income increased $954,000, or 8.3%, to $12.5 million in 1996 from $11.5 million in 1995. As a percentage of net sales, net income decreased slightly to 14.7% in 1996 from 14.8% in 1995.

Liquidity and Capital Resources

In July 1997, the Company terminated its $10.0 million revolving credit facility and entered into a loan agreement with First American National Bank ("First American"). This loan agreement provides for a revolving credit facility of up to $25 million, which will expire June 30, 2000.

Amounts outstanding under the revolving facility are unsecured and bear interest at a floating rate equal to, at the Company's option, either LIBOR plus 0.65% or the Fed Funds effective rate plus 1.5%. The loan agreement contains customary financial and operating restrictions on the Company, including covenants restricting the Company, without First American's consent, from incurring additional indebtedness from, or pledging any of its assets to, other lenders and from disposing of a substantial portion of its assets. In addition, the Company is prohibited from declaring any dividend if a default exists under the revolving credit facility at the time of, or would occur as a result of, such a declaration. The loan agreement also prohibits sales of property outside of the ordinary course of business. The loan agreement contains financial covenants with respect to the Company, including a covenant that the Company's earnings will not decrease in any year by more than fifty percent of earnings in the Company's immediately preceding fiscal year. The Company, as of March 25, 1998, was in compliance with all such covenants.


The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with foreign customers (other than foreign customers that have entered into an inventory management program with the Company) generally provide that payments are due within either 90 or 120 days following the date of shipment. Under the Company's inventory management program, payments typically are due within 30 days after the product is used by the customer. The Company has developed a presence in foreign markets, and to the extent foreign sales increase, management believes that the Company's working capital requirements will increase as a result of longer payment terms provided to foreign customers. The Company's net sales historically have not been of a seasonal nature. However, as foreign sales have increased as a percentage of total sales, seasonality has become a factor for the Company in that many foreign customers cease production during the month of August.

In the fourth quarter of 1997, upon the commencement of production in its Kilkenny, Ireland facility, the Company began to bill and receive payment from some of its foreign customers in their own currency. To date, the Company has not been materially adversely affected by currency fluctuations or foreign exchange restrictions. Nonetheless, as a result of these sales, the Company's foreign exchange risk has increased. Various strategies to manage this risk are under development and implementation, including a hedging program. In addition, a strengthening of the US dollar against foreign currencies could impair the ability of the Company to compete with international based competitors for foreign as well as domestic sales.

Working capital, which consists principally of cash and cash equivalents, accounts receivable and inventories, was $18.7 million at December 31, 1997, as compared to $18.4 million at December 31, 1996. The ratio of current assets to current liabilities increased slightly to 3.5:1 at December 31, 1997 from 3.2:1 at December 31, 1996. Cash flow from operations increased to $14.1 during 1997 from $12.7 million during 1996.

During 1998, the Company plans to spend approximately $9 million on capital expenditures, including the purchase of additional machinery and equipment for all four of the Company's facilities. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and capital expenditure requirements in 1998.

In December 1996, the Company announced that its Board of Directors authorized the repurchase of up to 731,462 shares of the Company's Common Stock, equaling 5% of the Company's issued and outstanding shares as of November 11, 1996. The Company did not purchase any shares under this program during 1996. In February 1997, the Company repurchased 86,000 shares at an aggregate purchase price of $999,750. In September 1997, the Company repurchased 100,000 shares at an aggregate purchase price of $1,125,000. The repurchase program is no longer in effect.

Seasonality and Fluctuation in Quarterly Results

     The Company's net sales historically have not been of a seasonal nature. However, as foreign sales have increased as a percentage of total sales, seasonality has become a factor for the Company in that many foreign customers cease production during the month of August. For information concerning the Company's quarterly results of operations for the years ended December 31, 1997 and 1996, see Note 15 of the Notes to Financial Statements.

Inflation and Changes in Prices

     While the Company's operations have not been affected by inflation during recent years, prices for 52100 Steel and other raw materials purchased by the Company are subject to change. For example, during 1995, due to an increase in worldwide demand for 52100 Steel and the decrease in the value of the United States dollar relative to foreign currencies, the Company experienced an increase in the price of 52100 Steel and some difficulty in obtaining an adequate supply of 52100 Steel from its existing suppliers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources." Typically, the Company's pricing arrangements with its steel suppliers are subject to adjustment once every six months. In an effort to limit its exposure to fluctuations in steel prices, the Company has generally avoided the use of long-term, fixed price contracts with its customers. Instead, the Company typically reserves the right to increase product prices periodically in the event of increases in its raw material costs. The Company was able to minimize the impact on its operations resulting from the 52100 Steel price increases by taking such measures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

     The Company wishes to caution that this report and the 1997 Annual Report to Stockholders contain, and future filings by the Company, press releases and oral statements made by the Company's authorized representatives may contain, forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those expressed in such forward looking statements due to important factors bearing on the Company's business, many of which are discussed elsewhere in this filing and in the Company's prior filings. The following paragraphs discuss the risk factors that the Company regards as the most significant, although the

Company wishes to caution that other factors that currently are not considered significant or that currently cannot be foreseen may in the future prove to be important in affecting the Company's results of operations. The Company undertakes no obligation to update publicly or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

     Rapid Growth. The Company has undergone rapid growth over the last several years. Accordingly, the Company risks underutilization or inefficient utilization of its production facilities in future years. The Company also faces risks associated with start-up expenses, inefficiencies, delays and increased depreciation costs associated with its new facilities in Mountain City, Tennessee, in Kilkenny, Ireland and with its plant expansions. The Company currently is not operating at full capacity and faces risks of further under-utilization or inefficient utilization of its production facilities in future years.

     Raw Material Shortages. Because the balls and rollers manufactured by the Company have highly-specialized applications, their production requires the use of very particular types of steel. Due to quality constraints in the United States, the Company obtains the vast majority of its steel from overseas suppliers. Steel shortages or transportation problems, particularly with respect to 52100 Steel, could have a detrimental effect on the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Risks Associated with International Trade. Because the Company obtains a majority of its raw materials from overseas suppliers and sells to a large number of international customers, the Company faces risks associated with (i) adverse foreign currency fluctuations, (ii) changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations, (iii) the imposition of trade restrictions or prohibitions, (iv) the imposition of import or other charges or taxes, and
(v) unstable governments or legal systems in countries in which the Company's suppliers and customers are located. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Inflation and Changes in Prices." In the fourth quarter of 1997, Company began accepting payment in foreign currency from foreign customers. In addition, an increase in the value of the United States dollar relative to foreign currencies may adversely affect the ability of the Company to compete with its foreign-based competitors for international as well as domestic sales to the extent payments are made in United States dollars.

     Dependence on Major Customers. During 1997, the Company's ten largest customers accounted for approximately 77% of its net sales. Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 37% of net sales in 1997, and sales to FAG accounted for approximately 10% of net sales in 1997. The Company currently negotiates and contracts with various purchasing units within SKF and believes that, in certain respects, such units operate independently with respect to purchasing decisions. There can be no assurance, however, that SKF will not centralize purchasing decisions in the future. None of the Company's other customers accounted for more than 10% of its net sales in 1997, but sales to two of its customers each represented more than 5% of the Company's 1997 net sales. The loss of all or a substantial portion of sales to these customers would have a material adverse effect on the Company's business.

Item 7A   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Financial Statements:


                                                                                            Page
                                                                                            ----

    Report of Independent Accounts..........................................................  20

    Balance Sheets at December 31, 1997 and 1996............................................  21

    Statements of Income for the three years ended December 31, 1997........................  22

    Statements of Changes in Stockholders' Equity for the three years ended December 31, 1997.............................................................  23

    Statements of Cash Flows for the three years ended December 31, 1997....................  24

    Notes to Financial Statements...........................................................  25

    Financial Statement Schedules:
          For the three years ended December 31, 1997

          II - Valuation and Qualifying Accounts and Reserves...............................  38


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of NN Ball & Roller, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NN Ball & Roller, Inc. and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP


Winston-Salem, North Carolina
February 9, 1998

NN Ball & Roller, Inc.
Balance Sheets (in thousands, except per share date)
-------------------------------------------------------------------------------

                                                          December 31,
                                                      ------------------
                                                        1997       1996
                                                      -------    --------
Assets
Current assets:
  Cash...........................................     $   366     $    --
  Accounts receivable, net.......................      12,449      15,754
  Inventories, net...............................      11,865      10,408
  Other current assets...........................       1,505         565
                                                      -------     -------
    Total current assets.........................      26,185      26,727

Property, plant and equipment, net ..............      37,088      32,419
Other ...........................................          --         146
                                                      -------     -------
    Total assets.................................     $63,273     $59,292
                                                      -------     -------
                                                      -------     -------

Liabilities and stockholders' equity
Current liabilities:
  Revolving credit facility......................     $ 1,480     $ 2,308
  Accounts payable - trade.......................       3,662       4,054
  Accrued vacation expense.......................         519         370
  Deferred income................................         458          --
  Income taxes payable...........................          --          96
  Accrued sales rebate...........................         176         755
  Other liabilities..............................       1,176         791
                                                      -------     -------
    Total current liabilities....................       7,471       8,374

Deferred income taxes............................       2,831       2,208
                                                      -------     -------
    Total liabilities............................      10,302      10,582
                                                      -------     -------
Stockholders' equity:
  Common stock - $0.01 par value, authorized -
   45,000 (1997) and 45,000 (1996) shares, issued
   and outstanding - 14,804 (1997) and 14,629
   (1996) shares.................................         149         146
  Additional paid-in capital.....................      27,902      26,983
  Retained earnings..............................      25,387      21,581
  Cumulative translation adjustment..............        (467)         --
                                                      -------     -------
    Total stockholders' equity...................      52,971      48,710
                                                      -------     -------
    Total liabilities and stockholders' equity...     $63,273     $59,292
                                                      -------     -------
                                                      -------     -------

NN Ball & Roller, Inc.
Statements of Income (in thousands, except per share data)
-------------------------------------------------------------------------------


                                                              Year ended December 31,
                                                    ---------------------------------------
                                                       1997           1996           1995
                                                    ----------    ------------   ----------
Net Sales.....................................      $  75,252     $   84,539     $  77,786
Cost of products sold.........................         51,707         56,695        53,912
                                                    -----------   ------------   -----------
Gross profit..................................         23,545         27,844        23,874

Selling, general and administrative expenses..          5,518          4,890         4,249
Depreciation..................................          4,106          3,358         2,364
                                                    -----------   ------------   -----------
Income from operations........................         13,921         19,596        17,261

Interest expense..............................             29            296            42
                                                    -----------   ------------   -----------
Income before provision for income taxes......         13,892         19,300        17,219
Provision for income taxes....................          5,382          6,835         5,708
                                                    -----------   ------------   -----------
Net income....................................      $   8,510     $   12,465     $  11,511
                                                    -----------   ------------   -----------
                                                    -----------   ------------   -----------
Net income per share..........................      $     .57     $      .83     $     .79
                                                    -----------   ------------   -----------
Shares outstanding............................         14,804         14,629        14,473
                                                    -----------   ------------   -----------
                                                    -----------   ------------   -----------
Net income per share-assuming dilution........      $     .57     $      .83     $     .79

Shares outstanding............................         14,804         15,042        14,583
                                                    -----------   ------------   -----------
                                                    -----------   ------------   -----------


NN Ball & Roller, Inc.
Statements of Changes in Stockholders' Equity (in thousands)
------------------------------------------------------------


                                                      Common stock
                                                      ------------        Additional                Cumulative
                                                    Number        Par      paid-in     Retained     translation
                                                   of shares     value     capital     earnings     adjustments     Total


Balance, December 31, 1994                             6,432      $ 64     $ 25,289     $ 5,184      $      --     $30,537

  Net income                                              --        --           --      11,511             --      11,511

  Dividends paid                                          --        --           --      (2,830)            --      (2,830)

  Three-for-two stock split                            3,216        32           --         (32)            --          --

  Three-for-two stock split                            4,825        48           --         (48)            --          --

                                                      ------      ----     --------      -------     ---------      -------
Balance, December 31, 1995                            14,473       144       25,289       15,785            --       39,218

  Net income                                              --        --          --        12,465            --       12,465

  Dividends paid                                          --        --          --        (4,669)           --       (4,669)

  Stock options exercised                                156         2        1,694           --            --        1,696

                                                      ------      ----     --------      -------     ---------      -------
Balance, December 31, 1996                            14,629       146       29,983       21,581            --       48,710

  Net income                                              --        --           --        8,510            --        8,510

  Dividends paid                                          --        --           --       (4,704)           --        8,510

  Stock options exercised                                361         4        3,042           --            --        3,046

  Stock repurchased                                     (186)       (1)      (2,123)          --            --       (2,124)

  Cumulative translation                                  --        --           --           --          (467)        (467)
                                                      ------      ----     --------      -------     ---------      -------
Balance, December 31, 1997                            14,804      $149     $ 27,902      $25,387     $    (467)     $52,971
                                                      ------      ----     --------      -------     ---------      -------
                                                      ------      ----     --------      -------     ---------      -------


NN Ball & Roller, Inc.
Statements of Cash Flows (in thousands)
-------------------------------------------------------------------------------

                                                                    Year ended December 31,
                                                           ----------------------------------------
                                                             1997           1996            1995
                                                           ---------     ---------       ----------
Cash flows from operating activities:
 Net income...........................................      $  8,510      $ 12,465        $ 11,511
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation.......................................         4,106         3,358           2,364
   Deferred income taxes..............................           623           488             166
   Changes in operating assets and liabilities:
    Accounts receivable...............................         3,305         1,161          (5,898)
    Inventories.......................................        (1,457)         (595)         (5,563)
    Other current assets..............................          (940)         (565)             30
    Accounts payable-trade............................          (392)       (4,147)          4,748
    Accrued vacation expense..........................           149            --              --
    Deferred income...................................           458            --              --
    Income taxes payable..............................           (96)         (112)           (287)
    Accrued sales rebate..............................          (579)          512              79
    Other liabilities.................................           385           100             328
                                                            --------      --------        --------
        Net cash provided by operations...............        14,072        12,665           9,478
                                                            --------      --------        --------
Cash flows from investing activities:
  Acquisition of property, plant and equipment........        (8,775)       (8,410)        (14,509)
  Other assets........................................           146            --             (23)
                                                            --------      --------        --------
        Net cash used for investing activities........        (8,629)       (8,410)        (14,532)
                                                            --------      --------        --------
Cash flows from financing activities:
  Net receipts (payments) under revolving line of
   credit.............................................          (828)       (1,282)          3,590
  Cash dividends......................................        (4,704)       (4,669)         (2,830)
  Stock options exercised.............................         3,046         1,696              --
  Stock repurchased...................................        (2,124)           --              --
  Cumulative translation adjustment...................          (467)           --              --
                                                            --------      --------        --------
        Net cash provided (used) by financing
         activities...................................        (5,077)       (4,255)            760
                                                            --------      --------        --------
Net increase (decrease) in cash and cash equivalents..           366            --          (4,294)
Cash and cash equivalents at beginning of period......            --            --           4,294
                                                            --------      --------        --------
Cash and cash equivalents at end of period............      $    366      $     --        $     --
                                                            --------      --------        --------
                                                            --------      --------        --------

NN Ball & Roller, Inc.
Notes to Financial Statements
December 31, 1997, 1996, and 1995
------------------------------------------------------------------------------

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

NN Ball & Roller, Inc. (the "Company") is a manufacturer of balls and rollers used primarily in the bearing industry. The Company has manufacturing facilities in Tennessee and South Carolina. During 1997, the Company opened NN Ball & Roller, Ltd., an operating facility in Kilkenny, Ireland. The Company sells to both foreign and domestic customers (See Note 11).

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

Revenue recognition
The Company generally recognizes a sale when goods are shipped and ownership is assumed by the customer. The Company has implemented an inventory management program for certain major customers. Under this program, sales are recognized when products are used by the customer from consigned stock, instead of at the time of shipment. Inventory on consignment at December 31, 1997 and 1996 was approximately $2,431,000 and $2,610,000, respectively.

Income Taxes
Income taxes are provided based upon income reported for financial statement purposes. Deferred income taxes reflect the tax effect of temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities (See Note 12).

Historical net income per common share
Earnings per share is computed by dividing net income by the actual number of common shares outstanding during the year. Additionally, earnings per share assuming dilution is calculated in the same manner with the addition of dilutive common share equivalents (See Note 13). The dilutive effect of stock options is computed using the treasury stock method. The fully dilutive effect of the Company's stock options results in no impact on earnings per share for any period presented and thus has been omitted from these financial statements.

NN Ball & Roller, Inc.
Notes to Financial Statements
December 31, 1997, 1996, and 1995
-------------------------------------------------------------------------------

Stock incentive plan
The Company uses the intrinsic value method to account for employee stock options. Accordingly, under this method, the Company has not recorded compensation expense related to the options (Note 9). The exercise price of each option equals the market price of the Company's stock on the date of grant.

Principles of consolidation
The Company's financial statements include the accounts of NN Ball & Roller, Inc. and its subsidiary NN Ball & Roller, Ltd. All intercompany accounts and investments in subsidiaries are eliminated upon consolidation.

Foreign currency translation
Assets and liabilities of the Company's foreign subsidiary are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Cumulative translation adjustments are reported as a separate component of stockholder's equity.

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


NOTE 2 - CAPITAL CHANGES

On May 2, 1996, the stockholders approved an increase in the number of authorized common shares from 20,000,000 to 45,000,000. No change was made to the number of authorized shares of Preferred Stock.

NOTE 3 - STOCK SPLITS

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

NN Ball & Roller, Inc.
Notes to Financial Statements
December 31, 1997, 1996 and 1995
-----------------------------------------------------------------------------
NOTE 4 - ACCOUNTS RECEIVABLE

                                                             December 31,
                                                        ----------------------
                                                           1997         1996
                                                        ---------     --------
                                                              (in thousands)

Trade...............................................    $ 12,524      $ 15,516
Employees...........................................          11            84
Other...............................................         229           394
                                                        ---------     --------
                                                          12,764        15,994
Less - Allowance for doubtful accounts..............         315           240
                                                        ---------     --------
                                                        $ 12,449      $ 15,754
                                                        ---------     --------
                                                        ---------     --------
NOTE 5 - INVENTORIES

                                                             December 31,
                                                        ----------------------
                                                           1997         1996
                                                        ---------     --------
                                                              (in thousands)

Raw materials.........................................  $  2,911      $  1,452
Work in process......................................      2,793         2,586
Finished goods.......................................      6,221         6,430
                                                        ---------     --------
                                                          11,925        10,468
Less - Reserve for excess and obsolete inventory.....         60            60
                                                        ---------     --------
                                                        $ 11,865      $ 10,408
                                                        ---------     --------
                                                        ---------     --------

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

                                                               December 31,
                                                          ---------------------
                                         Estimated
                                         useful life         1997       1996
                                       ----------------   ---------   --------
Land................................                      $   323     $   282
Buildings and improvements..........    10-25 years         9,718       6,742
Machinery and equipment.............    3-10 years         46,346      44,174
Construction in progress............                        3,286       1,598
                                                         ---------    -------
                                                           59,673      52,796
Less - Accumulated depreciation.....                       22,585      20,377
                                                         ---------    -------
                                                          $37,088     $32,419
                                                         ---------    -------
                                                         ---------    -------

NN Ball & Roller, Inc.
Notes to Financial Statements
December 31, 1997, 1996, and 1995
________________________________________________________________________________

NOTE 7-SHORT-TERM CREDIT FACILITIES

Effective July 1997, the Company terminated a revolving line of credit with NationsBank of Tennessee, N.A., which consisted of a $10,000,000 line of credit of which $2,308,000 was outstanding at December 31, 1996, at an interest rate of 7.25%, and entered a similar agreement with First American National Bank. Under the new agreement, the Company may borrow up to $25,000,000 through June 30,2000. Amounts outstanding under the agreement are unsecured and are subject to interest charges of the LIBOR rate plus .65% or the Federal Funds effective rate plus 1.5%, according to the Company's option. There was $1,480,000 outstanding at December 31, 1997 at an interest rate of 6.615%. The agreement contains restrictive covenants which specify, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain working capital requirements. The Company was in compliance with such covenants at December 31, 1997.

Interest paid during 1997, 1996 and 1995 was $28,000, $321,000 and $15,000,
respectively.


NOTE 8-EMPLOYEE BENEFIT PLANS

The Company has defined contribution 401(k) profit sharing plan (the "Plan") covering substantially all employees who have one year of service, have attained age twenty-one and have elected to participate in the Plan. A participant may elect to contribute from 1% to 20% of his or her compensation to the Plan, subject to a maximum deferral set forth in the Internal Revenue Code. The Company provides a dollar for dollar matching contribution up to $500 per participant. The employer matching contribution if fully vested at all times. The contributions by the Company were $154,000, $140,000 and $148,000 in 1997, 1996 and 1995, respectively.


NOTE 9-STOCK INCENTIVE PLAN

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

NN Ball & Roller, Inc.
Notes to Financial Statements
December 31, 1997, 1996, and 1995
------------------------------------------------------------------------------

The following table summarizes the changes in the number of shares under option pursuant to the plan described above: (See Note 3)


                                              Number        Per share
                                            of shares      option price
                                           -----------     ------------
Outstanding at December 31, 1997..........    508,635        9.39-11.92
  Granted.................................    518,250
  Exercised...............................         --
                                           -----------
Outstanding at December 31, 1995..........  1,026,885
                                           -----------
                                           -----------
  Granted.................................     39,000             15.50
  Exercised...............................   (156,611)
  Forfeited...............................    (55,645)
                                           -----------
Outstanding at December 31, 1996..........    853,629
                                           -----------
                                           -----------
  Granted.................................     42,750       10.44-12.50
  Exercised...............................   (361,002)
  Forfeited...............................    (74,002)
                                           -----------
Outstanding at December 31, 1997..........    461,375
                                           -----------
                                           -----------
Exercisable at December 31, 1997..........     81,750
                                           -----------
                                           -----------
Shares reserved for future grant:
  December 31, 1997.......................    146,012
                                           -----------
                                           -----------


    On May 6, 1996 and July 31, 1997, one of the Company's officers exercised approximately 150,000 and 358,000 stock options, respectively. The exercise price and the market price of the options at the date of exercise were $6.22 and $25.50 for 1996 and $6.22 and $12.50 for 1997, respectively. Certain of these options were considered non qualified options and, accordingly, the Company recorded compensation expense, for income tax purposes only, of approximately $1,967,000 in 1996 and $2,150,000 in 1997. The reduction in taxes payable of approximately $686,000 in 1996 and $789,000 in 1997 was recorded as additional paid-in capital in the accompanying financial statements.

    All options granted in the period January 1, 1995 through December 31, 1997 vest 20% annually, beginning one year from date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. During 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 encourages but does not require a fair value based method of accounting for stock compensation plans. The Company has elected to continue accounting for its stock compensation plan using the intrinsic value based method and, accordingly, has not recorded compensation expense for each of the three years ended December 31, 1997. Had compensation cost for the Company's stock compensation plan been determined based on the fair value

NN Ball & Roller, Inc.
Notes to Financial Statements
December 31, 1997, 1996, and 1995
-------------------------------------------------------------------------------

at the option grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                                     Year ended
                                                                                    December 31,
                                                                               ---------------------
                                                                                 1997         1996
                                                                               --------     --------
  Net income.................................    As reported (000's)            $ 8,510      $12,465
                                                 Pro forma (000's)                8,254       12,146

  Earnings per share.........................    As reported                    $   .57      $   .85
                                                 Pro forma                          .56          .81

  Earnings per share-assuming dilution.......    As reported                    $   .57      $   .83
                                                 Pro forma                          .56          .81


The fair value of each option grant was estimated on actual information available through December 31, 1997 and 1996 using the Black-Scholes option-pricing model with the following assumptions:


  Term.................................................   One year after each 20% vesting date
  Risk free interest rate..............................   5.8% and 6.16% for 1997 and 1996,
                                                          respectively
  Dividend yield.......................................   3.6% and 1.5% annually for 1997 and 1996,
                                                          respectively
  Volatility...........................................   30% and 31% for 1997 and 1996,
                                                          respectively
  Expected forfeitures.................................   0-35%


NOTE 10 - SEGMENT INFORMATION

During 1997, the Company opened a new operating facility in Kilkenny, Ireland as discussed in Note 1. The Company's operating results at December 31, 1997 include the following segment information. Identifiable assets are those used exclusively in the operations of each segment, and consist primarily of cash, accounts receivable, inventory and property, plant and equipment.

NN Ball & Roller, Inc.
Notes to Financial Statements
December 31, 1997, 1996, and 1995
-------------------------------------------------------------------------------

GEOGRAPHIC AREAS
AT DECEMBER 31                                1997        1996        1995
                                              ----        ----        ----
Net sales:
  United States..........................   $75,103     $84,539     $77,786
  Europe.................................       149          --          --
                                            -------     -------     -------
    Total net sales......................    75,252      84,539      77,786

Operating income (loss):
  United States..........................    15,219      19,596      17,261
  Europe.................................    (1,298)         --          --
                                            -------     -------     -------
    Total operating income:..............    13,921      19,596      17,261

Identifiable assets:
  United States..........................    56,307      59,292      54,241
  Europe.................................     6,966          --          --
                                            -------     -------     -------
    Total identifiable assets............   $63,273     $59,292     $54,241
                                            -------     -------     -------
                                            -------     -------     -------

      NOTE 11 - SALES TO MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Sales to customers were concentrated in the following areas:

                                                Year ended December 31,
                                               ------------------------
                                               1997      1996      1995
                                               ----      ----      ----
Domestic:
  Bearing manufacturers..................        40%       34%       34%
  Other..................................        13%       16%       16%
                                                ----      ----      ----
                                                 53%       50%       50%

Foreign:
  Bearing manufacturers..................        44%       45%       46%
  Other..................................         3%        5%        4%
                                                ----      ----      ----
                                                 47%       50%       50%
                                                ----      ----      ----
                                                100%      100%      100%
                                                ----      ----      ----
                                                ----      ----      ----

NN Ball & Roller, Inc.
Notes to Financial Statements
December 31, 1997, 1996, and 1995
-------------------------------------------------------------------------------

Foreign sales were concentrated in the following geographical regions:

                                                       Year ended December 31,
                                                       1997      1996     1995
Europe .............................................    24%       27%      30%
Canada .............................................     5%        5%       4%
South America.......................................     7%        6%       3%
Other export........................................    11%       12%      13%
                                                      ------    ------    ------
Total foreign.......................................    47%       50%      50%
                                                      ------    ------    ------
                                                      ------    ------    ------

Two customers accounted for 47% of consolidated sales in 1997. The only customers accounting for 10% or more of net sales in any prior year were SKF Bearings Industries, which represented 37% for years 1996 and 1995, and FAG Bearings Corporation, which represented 10% in 1996.


NOTE 12 - INCOME TAXES

The Company uses the asset and liability method to account for deferred income taxes. Under the asset and liability method, deferred income taxes are provided for the temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities using enacted income tax rates expected to be in effect when the temporary differences reverse.

The components of the provision for income taxes are as follows:

                                                       Year ended December 31,
                                                     1997       1996      1995
                                                          (in thousands)
Current
  Federal........................................  $ 4,338    $ 5,696   $ 4,978
  State..........................................      421        651       564
                                                   -------    -------   -------
                                                     4,759      6,347     5,542
                                                   -------    -------   -------
Deferred
  Federal........................................      554        436       149
  State..........................................       69         52        17
                                                   -------    -------   -------
                                                       623        488       166
                                                   -------    -------   -------
                                                   $ 5,382      6,835     5,708
                                                   -------    -------   -------

NN Ball & Roller, Inc.
Notes to Financial Statements
December 31, 1997, 1996, and 1995
-----------------------------------------------------------------------------

A reconciliation of taxes based on the federal statutory rate of 35% for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:



                                                                 Year ended December 31,
                                                               --------------------------
                                                               1997       1996      1995
                                                               -------  --------  --------
                                                                     (in thousands)

Income taxes at the federal statutory rate...................   $ 4,862  $ 6,755  $ 6,027
State income taxes, net of federal benefit...................       318      457      378
Foreign sales corporation benefit............................      (249)    (458)    (425)
Impact of foreign taxes......................................       283        -        -
Other, net...................................................       168       81     (272)
                                                                 -------   -------  --------
Provision for income taxes                                      $ 5,382  $ 6,835  $ 5,708
                                                                 -------   -------  --------
                                                                 -------   -------  --------

The tax effects of the temporary differences are as follows:


                                                                            December 31,
                                                                         ------------------
                                                                          1997         1996
                                                                         ------       ------
                                                                           (in thousands)
Deferred income tax liability
   Tax in excess of book depreciation...............................     $ 3,553     $ 2,754
   Duty drawback receivable.........................................          55           -
                                                                         -------     -------
   Gross deferred income tax liability..............................       3,608       2,754
                                                                         -------     -------
Deferred income tax assets
   Inventories......................................................         281         211
   Vacation reserve.................................................         191         135
   Health insurance reserve.........................................         131          64
   Other working capital accruals...................................         174         136
                                                                         --------      ------
   Gross deferred income tax assets.................................         777         546
                                                                         --------     -------
Net deferred income tax liability...................................     $ 2,831     $ 2,208
                                                                         --------     -------
                                                                         --------     -------


Income tax payments were approximately $4,825,749, $5,767,000 and $5,782,000 in 1997, 1996 and 1995, respectively.

NN Ball & Roller, Inc.
Notes to Financial Statements
December 31, 1997, 1996 and 1995
------------------------------------------------------------------------------
NOTE 13 - RECONCILIATION OF NET INCOME PER SHARE

                                               Year ended December 31, 1997
                                             -------------------------------
                                                                      Net
                                                                     income
                                              Income      Shares    per share
                                             ---------   --------   ---------
Net income................................   $  8,510
Basic net income per share................      8,510    14,804      $    .57
Effect of dilutive stock options..........         --
                                             ---------   --------   ---------
Diluted net income per share..............   $  8,510    14,804      $    .57
                                             ---------   --------   ---------
                                             ---------   --------   ---------

                                               Year ended December 31, 1996
                                             -------------------------------
                                                                      Net
                                                                     income
                                              Income      Shares    per share
                                             ---------   --------   ---------
Net income................................   $ 12,465
Basic net income per share................     12,465    14,629      $    .85
Effect of dilutive stock options..........         --       413
                                             ---------   --------   ---------
Diluted net income per share..............   $ 12,465    15,042      $    .83
                                             ---------   --------   ---------
                                             ---------   --------   ---------

                                               Year ended December 31, 1995
                                             -------------------------------
                                                                      Net
                                                                     income
                                              Income      Shares    per share
                                             ---------   --------   ---------
Net income................................   $ 11,511
Basic net income per share................     11,511    14,473      $    .79
Effect of dilutive stock options..........         --       110           --
                                             ---------   --------   ---------
Diluted net income per share..............   $ 11,511    14,583      $    .79
                                             ---------   --------   ---------
                                             ---------   --------   ---------

NN Ball & Roller, Inc.
Notes to Financial Statements
December 31, 1997, 1996, and 1995
-------------------------------------------------------------------------------

NOTE 14 - COMMITMENTS

The Company has operating lease commitments for machinery and office equipment which expire on varying dates. Rent expense for 1997, 1996, and 1995 was $352,000, $378,000 and $242,000, respectively. The following is a schedule by year of future minimum lease payments as of December 31, 1997 under operating leases that have initial or remaining noncancelable lease terms in excess of one year (in thousands).

     Year ended
    December 31,
       1998 .....................................................    $   51
       1999 .....................................................        51
       2000 .....................................................        30
       2001 .....................................................         -
       2002 .....................................................         -
                                                                     --------
       Total minimum lease payments                                  $  132
                                                                     --------

NN Ball & Roller, Inc.
Notes to Financial Statements
December 31, 1997, 1196, and 1995
---------------------------------------------------------------------------

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following summarizes the unaudited quarterly results of operations for the years ended December 31, 1997 and 1996 (in thousands, except per share data).



                                                                        Year ended December 31, 1997
                                                             -----------------------------------------------
                                                             March 31      June 30     Sept. 30      Dec. 31
                                                             --------      -------     --------      -------
Net sales ...............................................     $20,319      $20,964      $17,231      $16,689
Gross profit ............................................       6,481        6,657        4,845        6,639
Net income ..............................................       2,639        2,732        1,299        1,814

Basic net income per share ..............................         .18          .19          .09          .12
Dilutive net income per share ...........................         .18          .19          .09          .12
Shares outstanding (Notes 2 and 3):
  Basic number of shares ................................      14,543       14,543       14,804       14,804
  Effect of dilutive stock options ......................         170          170           --           --
                                                             --------     --------     --------     --------
  Diluted number of shares ..............................      14,713       14,713       14,804       14,804
                                                             --------     --------     --------     --------
                                                             --------     --------     --------     --------


                                                                        Year ended December 31, 1996
                                                             -----------------------------------------------
                                                             March 31      June 30     Sept. 30      Dec. 31
                                                             --------      -------     --------      -------
Net sales ...............................................     $26,085      $22,834      $16,558      $19,062
Gross profit ............................................       8,517        7,471        5,730        6,126
Net income ..............................................       4,272        3,480        2,195        2,518

Basic net income per share ..............................         .29          .24          .15          .17
Dilutive net income per share ...........................         .28          .23          .15          .17
Shares outstanding (Notes 2 and 3):
  Basic number of shares ................................      14,478       14,631       14,629       14,629
  Effect of dilutive stock options ......................         593          500          332          274
                                                             --------     --------     --------     --------
  Diluted number of shares ..............................      15,071       15,131       14,961       14,903
                                                             --------     --------     --------     --------
                                                             --------     --------     --------     --------


NN Ball & Roller, Inc.
Notes to Financial Statements
December 31, 1997, 1996, and 1995
------------------------------------------------------------------------------

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), SFAS 107 requires the disclosure of the fair value of financial instruments.

The financial position of the Company at December 31, 1997 includes certain financial instruments. Management believes the fair value of these instruments approximates their carrying value. The carrying amounts and estimated fair value of the Company's financial instruments at December 31, 1997 and 1996 are as follows (in thousands):



                                                  December 31,
                                     ---------------------------------------
                                           1997                 1996
                                     -----------------     -----------------
                                     Carrying   Fair       Carrying    Fair
                                      amount    value       amount     value
                                     --------  -------     --------  -------
Assets:
   Cash and cash equivalents.......   $   366  $   366      $   --   $   --
   Trade accounts receivable.......    12,524   12,524       15,516   15,516
   Less: allowance for doubtful
      accounts.....................      (315)     --          (240)     --
Liabilities:
   Revolving credit facility.......     1,480    1,480        2,308    2,308



NN Ball & Roller, Inc.
Valuation and Qualifying Accounts and Reserves                     Schedule II
------------------------------------------------------------------------------

                                                 Balance                                 Balance
                                                beginning                                at end
Description                                      of year     Additions   Deductions(1)   of year
----------------------------------------------- ---------    ---------   -------------   -------
Year ended December 31, 1995
Allowance for doubtful accounts................   $  75         $  40        $   --        $ 115

Reserve for excess and obsolete inventory......   $  60         $  --        $   --        $  60

Year ended December 31, 1996
Allowance for doubtful accounts................   $ 115         $ 125        $   --        $ 240

Reserve for excess and obsolete inventory......   $  60         $  --        $   --        $  60

Year ended December 31, 1997
Allowance for doubtful accounts................   $ 240         $  75        $   --        $ 315

Reserve for excess and obsolete inventory......   $  60         $  --        $   --        $  60


------------------------------------------------
(1)  Deductions represent amounts written off.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None


                                       Part III


Item 10   Directors and Executive Officers of the Registrant

     Directors. The information required by Item 401 of Regulation S-K concerning the Company's directors is contained in the section entitled "Election of Directors -- Information about the Directors" of the Company's definitive Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997) and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

     Executive Officers. Information required by Item 401 of Regulation S-K concerning the Company's executive officers is set forth in Item 1 hereof under the caption "Executive Officers of the Registrant."

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

Item 11   Executive Compensation

     The information required by Item 402 of Regulation S-K is contained in the sections entitled "Election of Directors -- Compensation of Directors" and "Executive Compensation" of the Company's definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

                                       Part IV


Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.    Financial Statements

     The financial statements of the Company filed as part of this Annual Report on Form 10-K begin on the following pages hereof:

                                                                           Page
                                                                           ----
     Report of Independent Accountants . . . . . . . . . . . . . . . . . . 20

     Balance Sheets at December 31, 1997 and 1996. . . . . . . . . . . . . 21

     Statements of Income for the Three Years Ended December 31, 1997. . . 22

     Statements of Changes in Stockholders' Equity for the
       Three Years Ended December 31, 1997 . . . . . . . . . . . . . . . . 23

     Statements of Cash Flows for the Three Years Ended December 31, 1997. 24

     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . 25

(a) 2.    Financial Statement Schedules

     Schedule II -- Valuation and Qualifying Accounts and Reserves . . . . 38


(a) 3.    Exhibits Required by Item 601 of Regulation S-K

     3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 -- File No. 33-74694).

     3.2 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 -- File No. 33-74694).

     4.1 Form of Common Stock certificate (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 -- File No. 33-74694).

     10.1* NN Ball & Roller, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 -- File No. 33-74694).

     10.2* Stock Option Agreement between the Company and James J. Mitchell (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 -- File No. 33-74694).

     10.3* $1.2 million Life Insurance Policy purchased by Mr. Ennen, the premiums of which are paid for by the Company (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 -- File No. 33-74694).

     10.4* $300,000 Life Insurance Policy purchased by the Company in favor of Mr. Bowman (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 -- File No. 33-74694).

     10.5 Form of Confidentiality and Non-Compete Agreements for Executive Officers of the Company (incorporated by reference to Exhibit
               10.17 to the Company's Registration Statement on Form S-1 -- File No. 33-74694).

     10.6 Stockholder Agreement, dated February 22, 1994, among certain stockholders of the Company (incorporated by reference to Exhibit
               10.18 to the Company's Registration Statement on Form S-1 -- File No. 33-74694).

     10.7 Form of Indemnification Agreement for officers and directors of the Company (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 -- File No. 33-74694).

     10.8 Lease, dated as of September 5, 1995, between the Company and the State of Tennessee Department of Economic and Community Development and the County of Johnson County, Tennessee (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               1995).

     10.9 Lease, dated as of March 22, 1996, between the Company and the State of Tennessee Department of Economic and Community Development and the County of Johnson County, Tennessee (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               1995).

     10.10* Stock Option Agreement, dated as of July 3, 1995, between the Company and Roderick R. Baty (incorporated by reference to
               Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

     10.11 Quitclaim Deed, dated January 20, 1997, executed by Johnson County, Tennessee in favor of the Company (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

     10.12 Loan Agreement, dated as of July 25, 1997, between the Company and First American National Bank (incorporated by reference to
               Exhibit 10.13 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

     10.13* Employment Agreement, dated August 1, 1997, between the Company and Roderick R. Baty (incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

     10.14* Severance Agreement, dated August 28, 1997, between the Company and James J. Mitchell (incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

     23.1      Consent of Price Waterhouse LLP (filed herewith).


     * Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of 1997.

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


                                   By:  /s/ Richard D. Ennen
                                       --------------------------------
                                        Richard D. Ennen
                                        Chairman and Director

                                        Dated:  March , 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


NAME AND SIGNATURE                                                    TITLE                            DATE
-----------------------------------------------  -----------------------------------------------  ---------------
/s/ Richard D. Ennen                             Chairman and Director                            March , 1998
-----------------------------------
Richard D. Ennen

/s/ Roderick R. Baty                             President, Chief Executive Officer and Director
-----------------------------------
Roderick R. Baty                                 (Principal Executive Officer)                    March , 1998

/s/ William C. Kelly, Jr.                        Treasurer, Assistant Secretary and Chief
-----------------------------------              Accounting Officer (Principal Financial and
William C. Kelly, Jr.                            Accounting Officer)                              March , 1998

/s/ Deborah Ennen Bagierek                       Director
-----------------------------------
Deborah Ennen Bagierek                                                                            March , 1998

/s/ Michael D. Huff                              Director                                         March , 1998
-----------------------------------
Michael D. Huff

/s/ G. Ronald Morris                             Director                                         March , 1998
-----------------------------------
G. Ronald Morris

/s/ Michael E. Werner                            Director                                         March , 1998
-----------------------------------
Michael E. Werner

/s/ Steven T. Warshaw                            Director                                         March , 1998
-----------------------------------
Steven T. Warshaw


                               INDEX TO EXHIBITS

Exhibit Sequential


Number    Name of Exhibit
------    ---------------
23.1       Consent of Price Waterhouse LLP


     Note: The Company will provide without charge to any person, upon the written request of such person, a copy of any of the Exhibits to this Form 10-K.