Form 10-Q
period 1998-03-31
NN BALL & ROLLER INC
filed 1998-05-15
CIK 918541

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        -------------    ----------

                         Commission file number 0-23486

                             NN Ball & Roller, Inc.
             (Exact name of registrant as specified in its charter)

                  Delaware                           62-1096725
             (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)      Identification No.)

                               800 Tennessee Road
                             Erwin, Tennesee 37650
           (Address of principal executive offices, including Zip Code)

                                 (423) 743-9151
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes |X|  No |_|

As of May 13, 1998, there were 14,804,271 shares of the registrant's common stock, par value $0.01 per share, outstanding.

===============================================================================

                             NN Ball & Roller, Inc.

                                      INDEX

                                                                       Page No.
                                                                       --------

Part I. Financial Information

Item 1.   Financial Statements:

          Condensed Statements of Income and Comprehensive Income
            for the three Months ended March 31,
            1998 and 1997                                                 2

          Condensed Balance Sheets at March 31, 1998
            and December 31, 1997                                         3

          Condensed Statements of Changes in Stockholders' Equity
            for the three months ended March 31, 1998 and 1997            4

          Condensed Statements of Cash Flows for the three months
            ended March 31, 1998 and 1997                                 5

          Notes to Condensed Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           8

Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                              12

Signatures                                                               13

                          PART I. FINANCIAL INFORMATION

                             NN Ball & Roller, Inc.
             Condensed Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                      Three Months Ended
Thousands of Dollars, Except                              March 31,
  Share and Per Share Data                          1998             1997
---------------------------------------------------------------------------
Net sales                                       $     20,886    $     20,319
Cost of goods sold                                    14,177          13,838
                                                ------------    ------------
  Gross profit                                         6,709           6,481

Selling, general and administrative                    1,304           1,305
Depreciation                                           1,159           1,052
                                                ------------    ------------
Income from operations                                 4,246           4,124

Interest expense                                          15              19
                                                ------------    ------------
Income before provision for income taxes               4,231           4,105
Provision for income taxes                             1,564           1,466
                                                ------------    ------------
     Net income                                 $      2,667    $      2,639

Other comprehensive income:
     Foreign currency translation adjustments           (261)             --
                                                ------------    ------------
     Comprehensive income                       $      2,406    $      2,639
                                                ============    ============

Net income per common share                     $       0.18    $       0.18
                                                ============    ============
Weighted average number of
  shares outstanding                              14,804,244      14,712,638
                                                ============    ============

                             See accompanying notes.

                             NN Ball & Roller, Inc.
                            Condensed Balance Sheets

                                                      March 31,   December 31,
                                                       1998          1997
Thousands of  Dollars                               (Unaudited)
--------------------------------------------------------------------------------
Assets
Current assets:
  Cash                                               $   196     $   366
  Accounts receivable, net                            16,589      12,449
  Inventories, net (Note 2)                           12,189      11,865
  Other current assets                                 1,073       1,505
                                                     -------     -------
     Total current assets                             30,047      26,185

Property, plant and equipment, net                    36,870      37,088
                                                     -------     -------
     Total assets                                    $66,917     $63,273
                                                     =======     =======

Liabilities and Stockholders' Equity
 Current liabilities:
  Revolving credit facility                          $   510     $ 1,480
  Accounts payable                                     5,014       3,662
  Accrued vacation payable                               612         519
  Accrued bonuses payable                                434          --
  Deferred income                                        804         458
  Income taxes payable                                 1,018          --
  Other current liabilities                            1,503       1,352
                                                     -------     -------
     Total current liabilities                         9,895       7,471

Deferred income taxes                                  2,831       2,831
                                                     -------     -------
     Total liabilities                                12,726      10,302

     Total stockholders' equity                       54,191      52,971
                                                     -------     -------

     Total liabilities and stockholders' equity      $66,917     $63,273
                                                     =======     =======

                             See accompanying notes.

                             NN Ball & Roller, Inc.
             Condensed Statements of Changes in Stockholders' Equity
                                   (Unaudited)


                                                                  Accumulated
                             Common stock   Additional  Retained     other
                            Number     Par   paid in    earnings  comprehensive
Thousands of Dollars       of shares  Value  capital    (deficit)    income       Total
----------------------------------------------------------------------------------------
Balance, January 1, 1997   14,629   $   146   $ 26,983   $21,581     $   -      $ 48,710
   Net income                                              2,639                   2,639
   Dividends                                              (1,111)                 (1,111)
   Stock repurchased          (86)       --       (999)       --                    (999)
                          -------   -------   --------   -------     -----      --------
Balance, March 31, 1997    14,543   $   146   $ 25,984   $23,109     $   -      $ 49,239
                          =======   =======   ========   =======     =====      ========

Balance, January 1, 1998   14,804   $   149   $ 27,902   $25,387     $(467)     $ 52,971
  Net income                                               2,667                   2,667
  Dividends                                               (1,186)                 (1,186)
  Other comprehensive
   income                                                             (261)         (261)
                          -------   -------   --------   -------     -----      --------
Balance, March 31, 1998    14,804   $   149   $ 27,902   $26,868     $(728)     $ 54,191
                          =======   =======   ========   =======     =====      ========

                            See accompanying notes.

                             NN Ball & Roller, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
Thousands of  Dollars                                  1998        1997
--------------------------------------------------------------------------
Operating Activities:
  Net income                                        $ 2,667     $ 2,639
  Adjustments to reconcile net income:
    Depreciation                                      1,159       1,052
    Changes in operating assets and liabilities:
      Accounts receivable                            (4,140)       (361)
      Inventories                                      (324)        (39)
      Other current assets                              432        (202)
      Accounts payable                                1,352         456
      Income taxes payable                            1,018          --
      Other liabilities                               1,024       1,540
                                                    -------     -------
       Net cash provided by operations                3,188       5,085
                                                    -------     -------

Investing Activities:
 Acquisition of plant, property, and equipment         (941)       (822)
 Other assets                                            --          35
                                                    -------     -------
       Net cash used by investing activities           (941)       (787)
                                                    -------     -------
Financing Activities:
 Net receipts (payments) under revolving line of
   credit                                              (970)     (2,188)
 Stock options exercised                                 --          --
 Repurchase of Company's Common Stock                    --        (999)
 Foreign Currency Translation                          (261)         --
 Dividends                                           (1,186)     (1,111)
                                                    -------     -------
      Net cash provided (used) by
        financing activities                         (2,417)     (4,298)
                                                    -------     -------

Net Change in Cash and Cash Equivalents                (170)         --
Cash and Cash Equivalents at Beginning of Period        366          --
                                                    -------     -------
Cash and Cash Equivalents at Period-End             $   196     $    --
                                                    =======     =======

                             See accompanying notes.

                             NN Ball & Roller, Inc.
                     Notes To Condensed Financial Statements

Note 1. Interim Financial Statements

The accompanying condensed financial statements of NN Ball & Roller, Inc. have not been audited by independent accountants, except for the balance sheet at December 31, 1997. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month periods ended March 31, 1998 and 1997, the Company's financial position at March 31, 1998 and December 31, 1997, and the cash flows for the three-month periods ended March 31, 1998 and 1997. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" (FAS130) which established standards for reporting and displaying comprehensive income and its components within an entity's financial statements. FAS 130, which is effective for the Company's 1998 first quarter financial reporting, defines the components of other comprehensive income to include foreign currency translation adjustments, unrealized gains and losses on marketable securities and minimum pension adjustments. Currently, the Company's only component of comprehensive income is foreign currency translation which is presented before tax due to the Company's intention to indefinitely reinvest earnings of their subsidiary outside the United States.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

The results for the first quarter of 1998 are not necessarily indicative of future results.

Note 2. Inventories

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                                      March 31,  December 31,
                                                        1998         1997
                                                    (Unaudited)
                                                      -------      -------
Raw materials                                         $ 2,688      $ 2,911
Work in process                                         3,339        2,793
Finished goods                                          6,222        6,221
                                                      -------      -------
                                                       12,249       11,925
Less - Reserve for excess and obsolete inventory           60           60
                                                      -------      -------
                                                      $12,189      $11,865
                                                      =======      =======

Note 3. Net Income Per Share


                                        Three Months Ended
Thousands of Dollars, Except                  March 31,
Share and Per Share Data                  1998          1997
--------------------------------------------------------------------------------

Net income                         $     2,667   $     2,639
Adjustments to net income                   --            --
                                   -----------   -----------
   Net income                            2,667         2,639
                                   ===========   ===========

Basic shares outstanding            14,804,244    14,543,242
Effect of dilutive stock options            --       169,396
                                   -----------   -----------
Dilutive shares outstanding         14,804,244    14,712,638
                                   ===========   ===========

Basic net income per share         $      0.18   $      0.18
                                   ===========   ===========
Diluted net income per share       $      0.18   $      0.18
                                   ===========   ===========

Excluded from the shares outstanding at March 31, 1998 and 1997 were 426,500 and 459,600, respectively, of antidilutive options to purchase common shares at an exercise price of $11.92 to $15.50.

                           DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales. Net sales increased by approximately $0.6 million, or 2.9%, from $20.3 million for the first quarter of 1997 to $20.9 million for the first quarter of 1998. Foreign sales increased $ 0.3 million, or 3.1%, from $ 9.8 million in the first quarter of 1997 to $10.1 million during the first quarter of 1998. Domestic sales increased $0.2 million, or 1.9%, from $10.5 million in the first quarter of 1997 to $10.7 million in the first quarter of 1998. The increase in foreign sales was due primarily to the strengthening of European economies, offset by reduced sales to Asian customers due to the financial crisis in Asia and the impact of the continued strengthening of the U.S. dollar against world currencies.

Gross Profit. Gross profit increased $0.2 million, or 3.1%, from $6.5 million for the first quarter of 1997 to $6.7 million for the first quarter of 1998. As a percentage of net sales, gross profit increased from 31.9% in the first quarter of 1997 to 32.1% for the same period in 1998. The increase in gross profit and gross profit as a percentage of sales was due to increased sales of 2.9% and to increased operating efficiencies for the first quarter of 1998 as compared to the first quarter of 1997.

Selling, General and Administrative. Selling, general and administrative expenses of $1.3 million remained flat for both of the first quarters of 1998 and 1997. As a percentage of net sales, selling, general and administrative expenses decreased slightly from 6.4% for the first quarter of 1997 to 6.2% for the same period in 1998.

Depreciation. Depreciation expense increased from $1.1 million for the first quarter of 1997 to $1.2 million for the same period in 1998. This increase was due primarily to purchases of capital equipment related to the new Ireland facility start-up in the fourth quarter of 1997. As a percentage of net sales, depreciation expense increased slightly from 5.2% for the first quarter of 1997 to 5.5% for the same period in 1998.

Interest Expense. Interest expense decreased slightly from $19,000 in the first quarter of 1997 to $15,000 during the same period in 1998.

Net Income. Net income increased slightly by $28,000, or 1.0%, from $2.6 million for the first quarter of 1997 to $2.7 million for the same period in 1998. As a percentage of net sales, net income decreased from 13.0% in the first quarter of 1997 to 12.8% for the first quarter of 1998. This decrease in net income as a percentage of net sales was due primarily to increased depreciation and income taxes recognized in the first quarter of 1998.

Liquidity and Capital Resources

In July 1997, the Company terminated its $10.0 million revolving credit facility and entered into a loan agreement with First American National Bank ("First American"). This loan agreement provides for a revolving credit facility of up to $25 million, which will expire on June 30, 2000.

Amounts outstanding under the revolving facility are unsecured and bear interest at a floating rate equal to, at the Company's option, either LIBOR plus 0.65% or the Fed Funds effective rate plus 1.5%. The loan agreement contains customary financial and operating restrictions on the Company, including covenants, restricting the Company, without First American's consent, from incurring additional indebtedness from, or pledging any of its assets to, other lenders and from disposing of a substantial portion of its assets. In addition, the Company is prohibited from declaring any dividend if a default exists under the revolving credit facility at the time of, or would occur as a result of, such declaration. The loan agreement also prohibits sales of property outside of the ordinary course of business. The loan agreement also contains customary financial covenants with respect to the Company, including a covenant that the Company's earnings will not decrease in any year by more than fifty percent of earnings in the Company's immediately preceding fiscal year. The Company, as of May 13, 1998 was in compliance with all such covenants.

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

In the fourth quarter of 1997, upon the commencement of production in its Kilkenny, Ireland facility, the Company began to bill and receive payment from some of its foreign customers in their own currency. To date, the Company has not been materially adversely affected by currency fluctuations or foreign exchange restrictions. Nonetheless, as a result of these sales, the Company's foreign exchange risk has increased. Various strategies to manage this risk are under development and implementation, including a hedging program. In addition, a strengthening of the U.S. dollar against foreign currencies could impair the ability of the Company to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories was $20.2 million at March 31, 1998 as compared to $18.7 million at December 31, 1997. The ratio of current assets to current liabilities decreased from 3.5:1 at December 31, 1997 to 3.0:1 at March 31, 1998. This decrease was due primarily to increased accounts payable, income taxes payable and other payables increases offset by inventory and accounts receivable amounts. Cash flow from operations decreased from $5.1 million during the first quarter 1997 to $3.2 million during the first quarter 1998. This decrease was primarily attributed to an increase of $4.1 million in accounts receivable for the first quarter of 1998 as compared to an increase of $361,000 for the first quarter of 1997.

During 1998, the Company plans to spend approximately $9.0 million on capital expenditures (of which $941,000 has been spent through March 31, 1998) including the purchase of additional machinery and equipment for all three of the Company's U.S. facilities as well as the new Ireland facility. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 1998.

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

Industry Risks. The precision ball and roller industry is cyclical and tends to decline in response to overall declines in industrial production. The Company's sales in the past have been negatively affected, and in the future very likely would be negatively affected, by adverse conditions in the industrial production sector of the economy or by adverse global or national economic conditions.

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

Dependence on Major Customers. During 1997, the Company's ten largest customers accounted for approximately 77% of its net sales. Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 37% of net sales in 1997, and sales to FAG accounted for approximately 10% of net sales. The Company currently negotiates and contracts with various purchasing units within SKF and believes that, in certain respects, such units operate independently with respect to purchasing decisions. There can be no assurance, however, that SKF will not centralize purchasing decisions in the future. None of the Company's other customers accounted for more than 10% of its net sales in 1997, but sales to two of its customers each represented more than 5% of the Company's 1997 net sales. the loss of all or a substantial portion of sales to these customers would have a material adverse effect on the Company's business.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.
-----------

27 * - Financial Data Schedule (For Information of SEC Only)

------
* Filed herewith

(b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NN Ball & Roller, Inc.
                            -------------------------------------------
                                           (Registrant)


Date: May 13, 1998                     /s/ Roderick R. Baty
      ----------------      -------------------------------------------
                               Roderick R. Baty, President and Chief
                                        Executive Officer
                                     (Duly Authorized Officer)

                                       /s/ David L. Dyckman
Date: May 13, 1998          -------------------------------------------
      ----------------                   David L. Dyckman
                                    Chief Financial Officer and
                                          Vice President
                                   (Principal Financial Officer)
                                     (Duly Authorized Officer)


Date: May 13, 1998                  /s/ William C. Kelly, Jr.
      ----------------      -------------------------------------------
                                      William C. Kelly, Jr.,
                                Treasurer, Assistant Secretary and
                                     Chief Accounting Officer
                                  (Principal Accounting Officer)
                                     (Duly Authorized Officer)