Form 10-Q
period 1998-06-30
NN BALL & ROLLER INC
filed 1998-08-14
CIK 918541

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998
                                                   --------------

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                         -------------    --------------

                           Commission File Number  0-23486
                                                  ----------

                                NN Ball & Roller, Inc.
                (Exact name of registrant as specified in its charter)


               Delaware                            62-1096725
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)            Identification Number)


                                  800 Tennessee Road
                               Erwin, Tennessee  37650
             (Address of principal executive offices, including zip code)

                                    (423) 743-9151
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X      No
                                           ------     -----

As of August 13, 1998 there were 14,804,244 shares of the registrant's common stock, par value $0.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                NN Ball & Roller, Inc.

                                        INDEX



                                                             Page No.
                                                             --------
Part I. Financial Information

Item 1. Financial Statements:

        Condensed Statements of Income for the three and six
         months ended June 30, 1998 and 1997                     2

        Condensed Balance Sheets at June 30, 1998 and
         December 31, 1997                                       3

        Condensed Statements of Changes in Stockholders'
         Equity for the six months ended June 30, 1998
         and 1997                                                4

        Condensed Statements of Cash Flows for the six
         months ended June 30, 1998 and 1997                     5

        Notes to Condensed Financial Statements                  6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     8


Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders     13

Item 5. Other Information                                       13

Item 6. Exhibits and Reports on Form 8-K                        13

Signatures                                                      14

Index To Exhibits                                               15


                            PART I.  FINANCIAL INFORMATION

                                NN Ball & Roller, Inc.
                            Condensed Statements of Income
                                     (Unaudited)



                                               Three Months Ended    Six Months Ended
                                                    June 30,             June 30,
Thousands of Dollars, Except Per Share Data      1998      1997        1998      1997
----------------------------------------------------------------------------------------
Net sales                                  $   19,674  $   20,964    $ 40,560 $   41,283
Cost of goods sold                             13,563      14,307      27,740     28,145
                                           ----------  ----------  ---------- ----------
 Gross profit                                   6,111       6,657      12,820     13,138

Selling, general and administrative             1,530       1,227       2,834      2,532
Depreciation                                    1,179       1,052       2,338      2,104
                                           ----------  ----------  ---------- ----------
Income from operations                          3,402       4,378       7,648      8,502

Interest expense                                   18          --          33         19
                                           ----------  ----------  ---------- ----------
Income before provision for income taxes        3,384       4,378       7,615      8,483
Provision for income taxes                      1,060       1,646       2,624      3,112
                                           ----------  ----------  ---------- ----------
 Net income                                $    2,324  $    2,732    $  4,991 $    5,371

Other comprehensive income:
 Foreign currency translation                      72          --        (189)        --
                                           ----------  ----------  ---------- ----------
 Other comprehensive income                        72          --        (189)        --
                                           ----------  ----------  ---------- ----------
 Comprehensive income                      $    2,396  $    2,732    $  4,802 $    5,371
                                           ----------  ----------  ---------- ----------
                                           ----------  ----------  ---------- ----------
Net income per common share (Note 3):      $     0.16  $     0.19    $   0.34 $     0.37
                                           ----------  ----------  ---------- ----------
                                           ----------  ----------  ---------- ----------
Weighted average number of shares
outstanding (Note 3)                       14,827,626  14,712,626  14,810,770 14,713,463
                                           ----------  ----------  ---------- ----------
                                           ----------  ----------  ---------- ----------



                            See accompanying notes.

                                NN Ball & Roller, Inc.
                               Condensed Balance Sheets



                                                    June 30,      December 31,
                                                     1998            1997
Thousands of Dollars                              (Unaudited)
-------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                        $   1,216       $     366
 Accounts receivable, net                            16,822          12,449
 Inventories, net  (Note 2)                          12,245          11,865
 Other current assets                                 1,332           1,505
                                                  ---------       ---------
  Total current assets                               31,615          26,185

Property, plant and equipment, net                   37,376          37,088
                                                  ---------       ---------
 Total assets                                     $  68,991       $  63,273
                                                  ---------       ---------
                                                  ---------       ---------
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                 $   5,213       $   3,662
 Revolving credit facility                            2,650           1,480
  Accrued vacation expense                              643             519
  Deferred Income                                       818             458
  Other current liabilities                           1,432           1,352
                                                  ---------       ---------
   Total current liabilities                         10,756           7,471

Deferred income taxes                                 2,831           2,831
                                                  ---------       ---------
   Total liabilities                                 13,587          10,302

   Total stockholders' equity                        55,404          52,971
                                                  ---------       ---------

   Total liabilities and stockholders' equity     $  68,991       $  63,273
                                                  ---------       ---------
                                                  ---------       ---------



                            See accompanying notes.

                                NN Ball & Roller, Inc.
               Condensed Statements of Changes in Stockholders' Equity
                                     (Unaudited)



                                                                           Accumulated
                                  Common stock    Additional   Retained      other
                                Number      Par    paid in     earnings   comprehensive
Thousands of Dollars           of shares   Value   capital     (deficit)     income           Total
----------------------------------------------------------------------------------------------------
Balance, January 1, 1997       14,629    $   146   $26,983     $21,581       $     --         $48,710
 Net income                                                      5,371                          5,371
 Dividends                                                      (2,329)                        (2,329)
 Stock repurchased                (86)        --      (999)         --                           (999)
                               ------    -------   -------     -------       --------        --------
Balance, June 30, 1997         14,543    $   146   $25,984     $24,623       $     --         $50,753
                               ------    -------   -------     -------       --------        --------
                               ------    -------   -------     -------       --------        --------
Balance, January 1, 1998       14,804    $   149   $27,902     $25,387       $   (467)        $52,971
 Net income                                                      4,991                          4,991
 Dividends                                                      (2,369)                        (2,369)
 Other comprehensive income                                                      (189)           (189)
                               ------    -------   -------     -------       --------        --------
Balance, June 30, 1998         14,804    $   149   $27,902     $28,009        $  (656)        $55,404
                               ------    -------   -------     -------       --------        --------
                               ------    -------   -------     -------       --------        --------





                            See accompanying notes.

                                NN Ball & Roller, Inc.
                          Condensed Statements of Cash Flows
                                     (Unaudited)



                                                        Six Months Ended
                                                            June 30,
Thousands of  Dollars                                   1998        1997
-------------------------------------------------------------------------
Operating Activities:
 Net income                                           $  4,991   $  5,371
 Adjustments to reconcile net income:
  Depreciation                                           2,338      2,104
  Changes in operating assets and liabilities:
   Accounts receivable                                  (4,373)     1,750
   Inventories                                            (380)      (145)
   Taxes Refundable/Payable                               (221)       620
   Other current assets                                    394       (189)
   Accounts payable                                      1,551      1,094
   Other liabilities                                       564        156
                                                     ---------  ---------
    Net cash provided by operating activities            4,864     10,761
                                                     ---------  ---------
Investing Activities:
 Acquisition of plant, property, and equipment          (2,626)    (2,407)
 Other assets                                               --         44
                                                     ---------  ---------
  Net cash used by investing activities                 (2,626)    (2,363)
                                                     ---------  ---------
Financing Activities:
 Proceeds (Payments) under revolving credit facility     1,170     (2,308)
 Dividends                                              (2,369)    (2,329)
 Stock options exercised                                    --         --
 Stock repurchased                                          --       (999)
 Cumulative effect of currency translation                (189)        --
                                                     ---------  ---------
  Net cash (used) by financing activities               (1,388)    (5,636)
                                                     ---------  ---------

Net Change in Cash and Cash Equivalents                    850      2,762
Cash and Cash Equivalents at Beginning of Period           366         --
                                                     ---------  ---------
Cash and Cash Equivalents at End of Period            $  1,216   $  2,762
                                                     ---------  ---------
                                                     ---------  ---------



                            See accompanying notes.

                                NN Ball & Roller, Inc.
                       Notes To Condensed Financial Statements



Note 1.  Interim Financial Statements

The accompanying condensed financial statements of NN Ball & Roller, Inc. have not been audited by independent accountants, except for the balance sheet at December 31, 1997. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 1998 and 1997, the Company's financial position at June 30, 1998 and December 31, 1997, and the cash flows for the six month periods ended June 30, 1998 and 1997. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" (FAS 130), which established standards for reporting and displaying comprehensive income and its components within an entity's financial statements. FAS 130, which is effective for the Company's 1998 first quarter financial reporting, defines the components of other comprehensive income to include foreign currency translation adjustments, unrealized gains and losses on marketable securities and minimum pension adjustments. Currently the Company's only component of comprehensive income is foreign currency translation which is presented before tax due to the Company's intention to indefinitely reinvest earnings of its subsidiary outside the United States.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

The results for the first and second quarters of 1998 are not necessarily indicative of future results.

Note 2. Inventories

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Inventories are comprised of the following (in thousands):


                                                    June 30,        December 31,
                                                      1998              1997
                                                   (Unaudited)
                                                    ----------      ------------
Raw materials                                       $  2,401          $  2,911
Work in process                                        3,058             2,793
Finished goods                                         6,846             6,221
                                                    --------          --------
                                                      12,305            11,925
Less - Reserve for excess and obsolete inventory          60                60
                                                    --------          --------
                                                    $ 12,245           $11,865
                                                    --------          --------
                                                    --------          --------


Note 3.  Net Income Per Share

                                                              Three Months Ended            Six Months Ended
                                                                   June 30,                      June 30,
                                                             1998           1997            1998          1997
Thousands of Dollars, Except Share and Per Share Data
-------------------------------------------------------------------------------------------------------------------
Net income                                              $      2,324   $       2,732    $      4,991   $      5,371
Adjustments to net income                                         --              --              --             --
                                                        ------------   -------------    ------------   ------------
 Net income                                             $      2,324   $       2,732    $      4,991   $      5,371
                                                        ------------   -------------    ------------   ------------
                                                        ------------   -------------    ------------   ------------
Basic shares outstanding                                  14,804,244      14,543,242      14,804,244     14,543,242
Effect of dilutive stock options                              23,382         169,384           6,526        170,221
                                                        ------------   -------------    ------------   ------------
Dilutive shares outstanding                               14,827,626      14,712,626      14,810,770     14,712,638
                                                        ------------   -------------    ------------   ------------
                                                        ------------   -------------    ------------   ------------
Basic net income per share                              $       0.16   $        0.19    $       0.34   $       0.37
                                                        ------------   -------------    ------------   ------------
                                                        ------------   -------------    ------------   ------------
Diluted net income per share                            $       0.16   $        0.19    $       0.34   $       0.37
                                                        ------------   -------------    ------------   ------------
                                                        ------------   -------------    ------------   ------------

Excluded from the shares outstanding for the second quarter ended June 30, 1998 and 1997 were 70,750 and 452,250 antidilutive options, respectively, which had exercise prices ranging from $11.50 to $15.50. Excluded from the shares outstanding for the six months ended June 30, 1998 and 1997 were 426,500 and 452,250 antidilutive options, respectively, which had exercise prices ranging from $11.13 to $15.50.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30,
1997

Net Sales. Net sales decreased by approximately $1.3 million, or 6.2%, from $21.0 million for the second quarter of 1997 to $19.7 million for the second quarter of 1998. Foreign sales decreased $600,000, or 6.1%, from $9.8 million in the second quarter of 1997 to $9.3 million during the second quarter of 1998. The decrease in foreign sales was due primarily to the financial crisis in Asia and the impact of the continued strengthening of the U.S. dollar against world currencies. Partially offsetting this effect was the strengthening of European economies and resulting increased sales into this region. Domestic sales decreased $700,000, or 6.3%, from $11.1 million in the second quarter of 1997 to $10.4 million in the second quarter of 1998. This decrease was due primarily to decreased sales to an existing customer.

Gross Profit. Gross profit decreased $546,000, or 8.2%, from $6.6 million for the second quarter of 1997 to $6.1 million for the second quarter of 1998. As a percentage of net sales, gross profit decreased from 31.8% in the second quarter of 1997 to 31.1% for the same period in 1998. This decrease in gross profit as a percentage of net sales was due primarily to decreased levels of volume during the second quarter of 1998 as compared to the second quarter of 1997 and related capacity under-utilization.

Selling, General and Administrative. Selling, general and administrative expenses increased by $303,000 or 24.7%, from $1.2 million in the second quarter of 1997 to $1.5 million in the second quarter of 1998. This increase was due primarily to increased expenses related to the Ireland facility, which began production in the fourth quarter of 1997, as well as planned increases to implement the Company's strategic plan. As a percentage of net sales, selling, general and administrative expenses increased from 5.8% for the second quarter of 1997 to 7.8% for the same period in 1998.

Depreciation. Depreciation expense increased from $1.1 million for the second quarter of 1997 to $1.2 million for the same period in 1998. This increase was due primarily to purchases of capital equipment related to the new Ireland facility start-up in the fourth quarter of 1997. As a percentage of net sales, depreciation expense increased from 5.0% in the second quarter of 1997 to 6.0% in the second quarter of 1998.

Net Income. Net income decreased by $408,000 or 14.9%, from $2.7 million for the second quarter of 1997 to $2.3 million for the same period in 1998. As a percentage of net sales, net income decreased from 13.0% in the second quarter of 1997 to 11.8% for the second quarter of 1998.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

Net Sales. Net sales decreased by approximately $723,000, or 1.8%, from $41.3 million for the first six months of 1997 to $40.6 million for the same period in 1998. Foreign sales decreased $200,000, or 1.0%, from $19.6 million in the first six months of 1997 to $19.4 million during the same period of 1998. The decrease in foreign sales was due primarily to the financial crisis in Asia and the impact of the continued strengthening of the U.S. dollar against world currencies. Partially offsetting this effect was the strengthening of European economies and resulting increased sales into this region. Domestic sales decreased $500,000, or 2.3%, from $21.7 million in the first six months of 1997 to $21.2 million in the same period of 1998. This decrease was due primarily to decreased sales to an existing customer.

Gross Profit. Gross profit decreased $318,000, or 2.4%, from $13.1 million for the first six months of 1997 to $12.8 million for the same period of 1998. As a percentage of net sales, gross profit decreased slightly from 31.8% in the first six months of 1997 to 31.7% in the same period of 1998. This decrease in gross profit as a percentage of net sales was due primarily to decreased levels of volume during the first half of 1998 as compared to the first half of 1997 and related capacity under-utilization.

Selling, General and Administrative. Selling, general and administrative expenses increased by $302,000, or 11.9%, from $2.5 million in the first six months of 1997 to $2.8 million in the same period of 1998. This increase was due primarily to increased expenses related to the Ireland facility, which began production in the fourth quarter of 1997, as well as planned increases to implement the Company's strategic plan. As a percentage of net sales, selling, general and administrative expenses increased from 6.1% in the first six months of 1997 to 7.1% for the same period in 1998.

Depreciation. Depreciation expense increased from $2.1 million for the first six months of 1997 to $2.3 million for the same period in 1998. This increase was due primarily to purchases of capital equipment related to the new Ireland facility start-up in the fourth quarter of 1997. As a percentage of net sales, depreciation expense increased from 5.1% for the first six months of 1997 to 5.8% for the same period in 1998.

Net Income. Net income decreased by $380,000, or 7.1%, from $5.4 million for the first six months of 1997 to $5.0 million for the same period for 1998.
As a percentage of net sales, net income decreased from 13.0% for the first six months of 1997 to 12.3% for the same period for 1998.

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

In the fourth quarter of 1997, upon commencement of production in its Kilkenny, Ireland facility, the Company began to bill and receive payment from some of its foreign customers in their own currency. To date, the Company has not been materially adversely affected by currency fluctuations or foreign exchange restrictions. Nonetheless, as a result of these sales, the Company's foreign exchange risk has increased. Various strategies to manage this risk are under development and implementation, including a hedging program. In addition, a strengthening of the U.S. dollar against foreign currencies could impair the ability of the Company to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of cash and cash equivalents, accounts receivable and inventories was $20.9 million at June 30, 1998 as compared to $18.7 million at December 31, 1997. The ratio of current assets to current liabilities decreased from 3.5:1 at December 31, 1997 to 2.9:1 at June 30, 1998. Cash flow from operations decreased from $10.8 million during the first half 1997 to $4.9 million during the first half of 1998. This decrease was primarily attributed to the increase in accounts receivable of $4.4 million, the decrease in net income of $380,000, the increase in inventories of $380,000 and the increase in taxes refundable of $221,000.

During 1998, the Company plans to spend approximately $6.0 million on capital expenditures (of which $2.6 million has been spent through June 30, 1998) including the purchase of machinery and equipment for all four of the Company's facilities. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 1998.

On August 4, 1998 the Company's Board of Directors authorized the repurchase of up to 740,213 shares of its Common Stock, equaling 5% of the Company's issued and outstanding shares as of August 4, 1998. The program may be extended or discontinued at any time, and there is no assurance that the Company will purchase the full amount authorized.

Year 2000

The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Without corrective action, programs with time-sensitive software could potentially recognize a date ending in "00" as the year 1900 rather than the year 2000, causing many computer applications to fail or create erroneous results. The Company has evaluated its current computer systems in light of the Year 2000 issue and has chosen to implement a new company-wide system rather than modify and upgrade existing systems. This implementation process, which is expected to cause the Company to incur costs of approximately $1 million, is expected to be completed by mid- 1999. The Company has also identified and is in the process of contacting key customers and suppliers to determine if these entities have an effective plan in place to address the Year 2000 issue.

Recently issued accounting standards

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which requires companies to report selected information about operating segments and related disclosures about products and services, geographic areas and major customers. The Company will provide disclosures in accordance with this statement effective with its December 31, 1998 financial reporting.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" which revises the disclosure requirements for pensions and other Postretirement benefits and is effective for the Company's December 31, 1998 financial reporting. The adoption of this standard by the Company is not expected to result in significant adjustments to existing financial reporting practices as the Company does not currently provide pension or postretirement benefits which are subject to the disclosure provisions of FAS 132.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's 2000 reporting cycle. The adoption of this standard by the Company is not expected to result in significant adjustments to existing accounting practices as the Company does not currently hold any derivative financial instruments or participate in hedging activities.

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The Company wishes to caution readers that this report contains, and future filings by the Company, press releases and oral statements made by the Company's authorized representatives may contain, forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those expressed in such forward looking statements due to important factors bearing on the Company's business, many of which already have been discussed in this filling and in the Company's prior filings.

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

Rapid Growth. The Company has significantly expanded its production facilities and capacity over the last several years, and is currently in the process of purchasing and renovating an additional manufacturing plant in Kilkenny, Ireland. The Company currently is not operating at full capacity and faces risks of further under-utilization or inefficient utilization of its production facilities in future years. The Company also faces risks associated with inefficiencies, delays and increased depreciation costs associated with its plant expansions.

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

Dependence on Major Customers. During 1997, the Company's ten largest customers accounted for approximately 77% of its net sales. Sales to various US and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 37% of net sales in 1997, and sales to FAG accounted for approximately 10% of net sales. None of the Company's other customers accounted for more than 10% of its net sales in 1997, but sales to three of its customers each represented more than 5% of the Company's 1997 net sales. The loss of all or a substantial portion of sales to these customers would have a material adverse effect on the Company's business.

                          PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on May 7, 1998. As of March 25, 1998, the record date for the meeting, there were 14,804,271 shares of common stock outstanding and entitled to vote at the meeting. There were present at said meeting, in person or by proxy, stockholders holding 9,930,845 shares of common stock, constituting approximately 67% of the shares of common stock outstanding and entitled to vote, which constituted a quorum.

The first matter voted upon at the meeting was the election of Michael D. Huff and Michael E. Werner as Class I Directors to serve for three-year terms. The results of the voting in connection with such elections were as follows:



                          FOR           WITHHELD
Michael D. Huff        9,655,126        275,719
Michael E. Werner      9,465,635        465,210


Accordingly, all nominees were elected to serve until the 2001 Annual Meeting of Stockholders and until their successors are duly elected and qualified.
In addition to the foregoing directors, G. Ronald Morris and Steven T. Warshaw aew serving terms to expire at the 1999 Annual Meeting of Stockholders, and Richard D. Ennen and Roderick R. Baty are serving terms which are to expire at the 2000 Annual Meeting of Stockholders. Deborah Ennen Bagierek resigned from her position as a director of the Company effective May 7, 1998. Mr. Ennen, the Company's founder, continues in his position as Chairman of the Company's Board of Directors.

The second matter voted upon at the 1998 Annual Meeting of Stockholders was the ratification of Price Waterhouse, LLP as independent public accountants to audit the Company's accounts for the fiscal year ending December 31, 1998. The vote was 9,921,343 For and 4,052 Against, and there were 5,450 Abstentions.

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits Required by Item 601 of Regulation S-K

          27   Financial Data Schedules (for information of SEC only)

(b) No reports on Form 8-K were filed during the quarter ending June 30, 1997.

                               INDEX TO EXHIBITS



   Exhibit
   Number                        Description
 ----------                    ---------------
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

                                 NN Ball & Roller, Inc.
                             -----------------------------
                                     (Registrant)


Date: August 13, 1998            /s/ Roderick R. Baty
     -----------------      ------------------------------
                                     Roderick R. Baty,
                              President and Chief Executive
                                        Officer
                               (Duly Authorized Officer)


Date: August 13, 1998              /s/ David Dyckman
     -----------------      ------------------------------
                                      David Dyckman
                                 Chief Financial Officer
                              (Principal Financial Officer)
                                (Duly Authorized Officer)


Date: August 13, 1998           /s/ William C. Kelly, Jr.
     -----------------      ---------------------------------
                                    William C. Kelly, Jr.,
                            Treasurer, Assistant Secretary and
                                  Chief Accounting Officer
                               (Principal Accounting Officer)
                                 (Duly Authorized Officer)