Form 10-Q
period 1998-09-30
NN BALL & ROLLER INC
filed 1998-11-09
CIK 918541

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                 (423) 743-9151
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

As of November 4, 1998 there were 14,804,244 shares of the registrant's common stock, par value $0.01 per share, outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NN Ball & Roller, Inc.

                                      INDEX


                                                                       Page No.
                                                                       --------
Part I. Financial Information

Item 1. Financial Statements:

        Condensed Statements of Income for the three and nine months
           ended September 30, 1998 and 1997                              2

        Condensed Balance Sheets at September 30, 1998 and
           December 31, 1997                                              3

        Condensed Statements of Changes in Stockholders' Equity
           for the nine months ended September 30, 1998 and 1997          4

        Condensed Statements of Cash Flows for the nine months
           ended September 30, 1998 and 1997                              5

        Notes to Condensed Financial Statements                           6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                 13

Signatures                                                               14


                          PART I. FINANCIAL INFORMATION

                             NN Ball & Roller, Inc.
                         Condensed Statements of Income
                                   (Unaudited)


                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                     September 30,
                                                  1998             1997             1998             1997
                                             ------------     ------------      ------------     ------------
                                                       Thousands of  Dollars, Except Per Share Data
Net sales                                    $     16,789     $     17,231      $     57,349     $     58,514
Cost of goods sold                                 12,162           12,386            39,902           40,531
                                             ------------     ------------      ------------     ------------
  Gross profit                                      4,627            4,845            17,447           17,983

Selling, general and administrative                 1,530            1,519             4,364            4,051
Depreciation                                        1,212            1,060             3,550            3,164
                                             ------------     ------------      ------------     ------------
Income from operations                              1,885            2,266             9,533           10,768

Interest expense                                       22                2                55               21
                                             ------------     ------------      ------------     ------------
Income before provision for income taxes            1,863            2,264             9,478           10,747
Provision for income taxes                            738              965             3,362            4,077
                                             ------------     ------------      ------------     ------------
     Net income                              $      1,125     $      1,299      $      6,116     $      6,670

Other comprehensive income:
     Foreign currency translation                     392              (41)              203              (41)
                                             ------------     ------------      ------------     ------------
     Other comprehensive income                       392              (41)              203              (41)
                                             ------------     ------------      ------------     ------------
     Comprehensive income                    $      1,517     $      1,258      $      6,319     $      6,629
                                             ------------     ------------      ------------     ------------
                                             ------------     ------------      ------------     ------------

Net income per common share:                 $       0.08     $       0.09      $       0.41     $       0.45
                                             ------------     ------------      ------------     ------------
                                             ------------     ------------      ------------     ------------
Weighted average number of
  shares outstanding                           14,804,244       14,832,640        14,807,723       14,814,533
                                             ------------     ------------      ------------     ------------
                                             ------------     ------------      ------------     ------------



                             See accompanying notes.

                             NN Ball & Roller, Inc.
                            Condensed Balance Sheets


                                                    September 30,    December 31,
                                                       1998              1997
                                                    -------------    ------------
                                                     (Unaudited)
                                                       Thousands of  Dollars
Assets
Current assets:
  Cash and cash equivalents                           $   883          $   366
  Accounts receivable, net                             12,614           12,449
  Inventories, net  (Note 2)                           13,722           11,865
  Other current assets                                  1,587            1,505
                                                      -------          -------
     Total current assets                              28,806           26,185

Property, plant and equipment, net                     38,183           37,088
                                                      -------          -------
     Total assets                                     $66,989          $63,273
                                                      -------          -------
                                                      -------          -------
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                    $ 3,758          $ 3,662
  Revolving credit facility                              --              1,480
  Accrued vacation expense                                642              519
  Accrued Bonus                                           584             --
  Deferred Income                                         874              458
  Income taxes payable                                    335             --
  Other current liabilities                             2,228            1,352
                                                      -------          -------
     Total current liabilities                          8,421            7,471

Deferred income taxes                                   2,831            2,831
                                                      -------          -------
     Total liabilities                                 11,252           10,302

     Total stockholders' equity                        55,737           52,971
                                                      -------          -------
     Total liabilities and stockholders' equity       $66,989          $63,273
                                                      -------          -------
                                                      -------          -------


                             See accompanying notes.

                             NN Ball & Roller, Inc.
             Condensed Statements of Changes in Stockholders' Equity
                                   (Unaudited)


                                          Common stock               Additional                    Other
                                             Number        Par        paid in       Retained    comprehensive
                                           Of shares      value       capital       earnings       income        Total
                                          ------------   --------    ----------     --------    -------------   --------
                                                                       Thousands of Dollars
Balance, January 1, 1997                    14,629       $    146     $ 26,983      $ 21,581      $   --        $ 48,710
   Net income                                                                          6,670                       6,670
   Dividends                                                                          (3,520)                     (3,520)
   Stock options exercised                     361              4        2,918                                     2,922
    Stock repurchased                         (186)            (1)      (2,123)                                   (2,124)
    Other comprehensive income (loss)                                                                  (41)          (41)
                                            ------       --------     --------      --------      --------      --------
Balance, September 30, 1997                 14,804       $    149     $ 27,778      $ 24,731      $    (41)     $ 52,617
                                            ------       --------     --------      --------      --------      --------
                                            ------       --------     --------      --------      --------      --------
Balance, January 1, 1998                    14,804       $    149     $ 27,902      $ 25,387      $   (467)     $ 52,971
  Net income                                                                           6,116                       6,116
  Dividends  paid                                                                     (3,553)                     (3,553)
  Other comprehensive income                                                                           203           203
                                            ------       --------     --------      --------      --------      --------
Balance, September 30, 1998                 14,804       $    149     $ 27,902      $ 27,950      $   (264)     $ 55,737
                                            ------       --------     --------      --------      --------      --------
                                            ------       --------     --------      --------      --------      --------



                             See accompanying notes.

                             NN Ball & Roller, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                         1998          1997
                                                       --------      --------
                                                        Thousands of  Dollars
Operating Activities:
  Net income                                           $  6,116      $  6,670
  Adjustments to reconcile net income:
    Depreciation                                          3,550         3,164
    Changes in operating assets and liabilities:
      Accounts receivable                                  (165)        3,392
      Inventories                                        (1,857)         (380)
      Income taxes                                          335          (425)
      Other current assets                                  (82)         (655)
      Accounts payable                                       96           866
      Other liabilities                                   1,999         1,158
                                                       --------      --------
         Net cash provided by operating activities        9,992        13,790
                                                       --------      --------

Investing Activities:
 Acquisition of plant, property, and equipment           (4,645)       (6,888)
 Other assets                                              --              44
                                                       --------      --------
         Net cash used by investing activities           (4,645)       (6,844)
                                                       --------      --------

Financing Activities:
 Payments under revolving credit facility                (1,480)       (2,308)
 Dividends                                               (3,553)       (3,520)
 Stock options exercised                                   --           2,922
 Stock repurchased                                         --          (2,124)
 Cumulative effect of currency translation                  203           (41)
                                                       --------      --------
         Net cash (used) by financing activities         (4,830)       (5,071)
                                                       --------      --------

Net Change in Cash and Cash Equivalents                     517         1,875
Cash and Cash Equivalents at Beginning of Period            366          --
                                                       --------      --------
Cash and Cash Equivalents at End of Period             $    883      $  1,875
                                                       --------      --------
                                                       --------      --------



                             See accompanying notes.

                             NN Ball & Roller, Inc.
                     Notes To Condensed Financial Statements


Note 1.  Interim Financial Statements

The accompanying condensed financial statements of NN Ball & Roller, Inc. have not been audited by independent accountants, except for the balance sheet at December 31, 1997. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 1998 and 1997, the Company's financial position at September 30, 1998 and December 31, 1997, and the cash flows for the nine month periods ended September 30, 1998 and 1997. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

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

The results for the first three quarters of 1998 are not necessarily indicative of future results.

Note 2.  Inventories

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Inventories are comprised of the following (in thousands):


                                                      September 30,   December 31,
                                                         1998            1997
                                                       (Unaudited)
                                                     -------------    -----------
Raw materials                                        $      2,939     $    2,911
Work in process                                             2,729          2,793
Finished goods                                              8,114          6,221
                                                     -------------    -----------
                                                           13,782         11,925
Less - Reserve for excess and obsolete inventory               60             60
                                                     -------------    -----------
                                                     -------------    -----------
                                                     $     13,722     $   11,865
                                                     -------------    -----------
                                                     -------------    -----------


Note 3.  Net Income Per Share


                                          Three Months Ended              Nine Months Ended
                                             September 30,                  September 30,
                                         1998           1997             1998           1997
                                     -----------     -----------     -----------     -----------
                                      Thousands of  Dollars, Except  Share and Per Share Data
Net income                           $     1,125     $     1,299     $     6,116     $     6,670
Adjustments to net income                   --              --              --              --
                                     -----------     -----------     -----------     -----------
   Net income                        $     1,125     $     1,299     $     6,116     $     6,670
                                     -----------     -----------     -----------     -----------
                                     -----------     -----------     -----------     -----------
Basic shares outstanding              14,804,244      14,804,244      14,804,244      14,804,244
Effect of dilutive stock options            --            28,396           3,479          10,289
                                     -----------     -----------     -----------     -----------
Dilutive shares outstanding           14,804,244      14,832,640      14,807,723      14,814,533
                                     -----------     -----------     -----------     -----------
                                     -----------     -----------     -----------     -----------
Basic net income per share           $      0.08     $      0.09     $      0.41     $      0.45
                                     -----------     -----------     -----------     -----------
                                     -----------     -----------     -----------     -----------
Diluted net income per share         $      0.08     $      0.09     $      0.41     $      0.45
                                     -----------     -----------     -----------     -----------
                                     -----------     -----------     -----------     -----------


Excluded from the shares outstanding for the third quarter ended September 30, 1998 and 1997 were 501,375 and 74,500 antidilutive options, respectively, which had exercise prices ranging from $9.39 to $15.50 and $12.50 to $15.50, respectively. Excluded from the shares outstanding for the nine months ended September 30, 1998 and 1997 were 466,500 and 224,500 antidilutive options, respectively, which had exercise prices ranging from $10.44 to $15.50 and $11.92 to $15.50, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

Net Sales. Net sales decreased by approximately $442,000, or 2.6%, from $17.3 million for the third quarter of 1997 to $16.8 million for the third quarter of 1998. Foreign sales decreased $1.5 million , or 19.5 %, from $7.7 million in the third quarter of 1997 to $6.2 million during the third quarter of 1998. The decrease in foreign sales was due primarily to the financial crisis in Asia and the impact of the relative strength of the U.S. dollar against world currencies. Domestic sales increased $1.0 million, or 10.4%, from $9.6 million in the third quarter of 1997 to $10.6 million in the third quarter of 1998.

Gross Profit. Gross profit decreased $218,000, or 4.5%, from $4.8 million for the third quarter of 1997 to $4.6 million for the third quarter of 1998. As a percentage of net sales, gross profit decreased from 28.1% in the third quarter of 1997 to 27.6% for the same period in 1998. This decrease in gross profit as a percentage of net sales was due primarily to decreased levels of volume in the third quarter of 1998 as compared to the third quarter of 1997 and to related capacity under-utilization at the Company's manufacturing facilities.

Selling, General and Administrative. Selling, general and administrative expenses increased slightly from $1.51 million in the third quarter of 1997 to $1.53 million in the third quarter of 1998. This increase was due primarily to increased expenses related to the Ireland facility, which began production in the fourth quarter of 1997, as well as planned increases to implement the Company's strategic plan. As a percentage of net sales, selling, general and administrative expenses increased from 8.8% for the third quarter of 1997 to 9.1% for the same period in 1998.

Depreciation. Depreciation expense increased from $1.1 million for the third quarter of 1997 to $1.2 million for the same period in 1998. This increase was due primarily to purchases of capital equipment related to the new Ireland facility which began production in the fourth quarter of 1997. As a percentage of net sales, depreciation expense increased from 6.2% for in the third quarter of 1997 to 7.2% in the third quarter of 1998.

Net Income. Net income decreased by $174,000, or 13.4%, from $1.3 million for the third quarter of 1997 to $1.1 million for the same period in 1998. As a percentage of net sales, net income decreased from 7.5% in the third quarter of 1997 to 6.7% for the third quarter of 1998.


Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

Net Sales. Net sales decreased by approximately $1.2 million, or 2.0%, from $58.5 million for the first nine months of 1997 to $57.3 million for the same period in 1998. Foreign sales decreased $1.7 million, or 6.2%, from $27.3 million in the first nine months of 1997 to $25.6 million during the same period of 1998. The decrease in foreign sales was due primarily to the financial crisis in Asia and the impact of the relative strength of the U.S. dollar against world currencies. Domestic sales increased $503,000, or 1.6 %, from $31.2 million in the first nine months of 1997 to $31.7 million in the same period of 1998.

Gross Profit. Gross profit decreased $536,000, or 3.0%, from $18.0 million for the first nine months of 1997 to $17.4 million for the same period of 1998. As a percentage of net sales, gross profit decreased from 30.7% in the first nine months of 1997 to 30.4% in the same period of 1998. The decrease in gross profit as a percentage of sales was due primarily to decreased levels of volume during the first nine months of 1998 as compared to the first nine months of 1997 and related capacity under-utilization at the Company's manufacturing facilities.

Selling, General and Administrative. Selling, general and administrative expenses increased by $313,000, or 7.7%, from $4.1 million in the first nine months of 1997 to $4.4 million in the same period of 1998. This increase was due primarily to increased expenses related to the Ireland facility, which began production in the fourth quarter of 1997, as well as planned increases to implement the Company's strategic plan. As a percentage of net sales, selling, general and administrative expenses increased from 6.9% in the first nine months of 1997 to 7.6% for the same period in 1998.

Depreciation. Depreciation expense increased from $3.2 million for the first nine months of 1997 to $3.6 million for the same period in 1998. This increase was due primarily to purchases of capital equipment related to the new Ireland facility which began production in the fourth quarter of 1997. As a percentage of net sales, depreciation expense increased from 5.4% for the first nine months of 1997 to 6.2% for the same period in 1998.

Net Income. Net income decreased by $554,000, or 8.3%, from $6.7 million for the first nine months of 1997 to $6.1 million for the same period for 1998. As a percentage of net sales, net income decreased from 11.4% for the first nine months of 1997 to 10.6% for the same period for 1998.


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

In the fourth quarter of 1997, upon commencement of production in its Kilkenny, Ireland facility, the Company began to bill and receive payment from some of its foreign customers in their own currency. Various strategies to manage this risk are under development and implementation, including a hedging program. In addition, a strengthening of the U.S. dollar against foreign currencies impairs the ability of the Company to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of cash and cash equivalents, accounts receivable and inventories was $20.4 million at September 30, 1998 as compared to $18.7 million at December 31, 1997. The ratio of current assets to current liabilities decreased slightly from 3.5:1 at December 31, 1997 to 3.4:1 at September 30, 1998. Cash flow from operations decreased from $13.8 million during the first nine months 1997 to $10.0 million during the first nine months of 1998. This decrease was primarily attributed to increases in accounts receivable and inventories of $165,000 and $1.9 million respectively and a decrease in net income of $554,000.

During 1998, the Company plans to spend approximately $6.0 million on capital expenditures (of which $4.6 million had been spent through September 30, 1998) including the purchase of machinery and equipment for all four of the Company's facilities. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 1998.

During September 1998, the Company experienced a fire at their Walterboro, South Carolina facility. Although production schedules were not significantly affected, damage to certain equipment and inventory and a portion of one building did occur. Initial estimates of the fire related damages totaled approximately $390,000. The Company believes this amount, less the applicable deductible, will be recovered from its insurance carrier prior to December 31, 1998 and the funds received will be used to repair all damaged assets to their original state. As a result, the Company has included in its September 30, 1998 balance sheet a receivable from its insurance carrier and a liability for planned fixed asset repairs in an amount equal to the anticipated insurance proceeds.

On August 4, 1998 the Company's Board of Directors authorized the repurchase of up to 740,213 shares of its Common Stock, equaling 5% of the Company's issued and outstanding shares as of August 4, 1998. The program may be extended or discontinued at any time, and there is no assurance that the Company will purchase any or all of the full amount authorized. As of November 4, 1998, the Company had not repurchased any shares under this program.


Year 2000

The Year 2000 issue is the result of computer programs written using two digits rather than four digits to identify a particular year. Without corrective action, programs with time-sensitive software could potentially act as if a date ending in "00" is the year 1900 rather than the year 2000. This could cause computer applications to create erroneous results or cause a system failure.

The Company has conducted a comprehensive evaluation of both its information technology systems and non-information technology systems to determine if there would be a Year 2000 problem with these systems. Prior to that evaluation, however, the Company had decided to upgrade its information technology systems. The systems the Company intends to install have been certified by the vendor to be Year 2000 compliant. The Company also evaluated its non-information technology systems and received certification by the manufacturers of that equipment that they are Year 2000 compliant.

The Company expects that it will have implemented these system upgrades by mid-1999. The Company has also developed contingency plans that it believes would permit it to continue operating without causing any material harm to the results of operations.

The Company expects to spend approximately $800,000 to replace its information technology systems and train personnel. As of November 1, 1998, the Company had spent approximately $600,000 on this project. The Company's expenditures for evaluating the Year 2000 issue have not been material. The Company has assigned one employee to coordinate its Year 2000 efforts, and has relied on existing personnel to evaluate its Year 2000 readiness.

The Company relies on third party suppliers for raw materials and a variety of goods and services. Among its most important suppliers are those that provide the steel necessary to make quality balls and rollers. The Company has obtained written representation from approximately 70 percent of its suppliers and vendors and expects to receive responses from its remaining suppliers and vendors by the end of the year. So far, no supplier or vendor has indicated that the Year 2000 issue will affect its ability to provide goods and services to the Company. Despite these assurances, if the Company's suppliers are unable to meet its needs, there could be a material adverse effect on the results of operations, liquidity and financial condition of the Company.

The Company believes it is taking the necessary steps to resolve the Year 2000 issue in a comprehensive and timely manner. Nonetheless, should any unforeseen circumstance arise that would delay the replacement of its systems, the Company's ability to manufacture and ship its products, take orders, invoice customers, and collect payment could be adversely affected. This could have a material adverse effect on the Company's results of operations, liquidity and financial condition to a degree the Company has not determined.


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

The following paragraphs discuss the risk factors the Company regards as the most significant, although the Company wishes to caution that other factors that are currently not considered as significant or that currently cannot be foreseen may in the future prove to be important in affecting the Company's results of operations. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

Risks Associated with International Trade. Because the Company obtains a majority of its raw materials from overseas suppliers and sells to a large number of international customers, the Company faces risks associated with (i) adverse foreign currency fluctuations, (ii) changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations, (iii) the imposition of trade restrictions or prohibitions, (iv) the imposition of import or other duties or taxes, and (v) unstable governments or legal systems in countries in which the Company's suppliers and customers are located. An increase in the value of the United States dollar relative to foreign currencies adversely affects the ability of the Company to compete with its foreign-based competitors for international as well as domestic sales.

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

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits Required by Item 601 of Regulation S-K

     27   EDGAR Financial Data Schedules

(b)  No Reports on Form 8-K Were Filed During The Quarter Ending September 30,
     1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   NN Ball & Roller, Inc.
                                             ----------------------------------
                                                        (Registrant)


Date:    November 5, 1998                           /s/ Roderick R. Baty
     ------------------------                ----------------------------------
                                                      Roderick R. Baty,
                                                President and Chief Executive
                                                           Officer
                                                  (Duly Authorized Officer)


Date:    November 5, 1998                             /s/ David Dyckman
     ------------------------                ----------------------------------
                                                        David Dyckman
                                                   Chief Financial Officer
                                                (Principal Financial Officer)
                                                  (Duly Authorized Officer)


Date:    November 5, 1998                         /s/ William C. Kelly, Jr.
     ------------------------                ----------------------------------
                                                   William C. Kelly, Jr.,
                                             Treasurer, Assistant Secretary and
                                                  Chief Accounting Officer
                                               (Principal Accounting Officer)
                                                  (Duly Authorized Officer)