Form 10-K
period 1998-12-31
NN BALL & ROLLER INC
filed 1999-03-31
CIK 918541

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-23486

                             ----------------------

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

                             ----------------------

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

Yes /X/                No / /


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of the registrant's common stock outstanding on March 19, 1999 was 14,804,271.

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 19, 1999, based on the closing price on the NASDAQ National Market System on that date was approximately $57,636,759.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement with respect to the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1   BUSINESS

OVERVIEW

     NN Ball & Roller, Inc. (the "Company") is an independent manufacturer and supplier of high quality, precision steel balls and rollers to both domestic and international anti-friction bearing manufacturers. The Company supplies high quality, precision steel balls and rollers, both directly and indirectly through its sales to bearing manufacturers, to automotive original equipment manufacturers ("OEMs") and the automotive aftermarket, to the gas and mining industries, and to producers of water, gas and oil well drilling bits and stainless steel valves and pumps. Precision steel balls and rollers are critical moving parts of anti-friction bearings which, in turn, are integral components of machines with moving parts.

     The Company was organized in October 1980 by a group of senior managers of the ball and roller division of Hoover Precision Products, Inc. (formerly Hoover Universal, Inc.), led by Richard Ennen, the Company's Chairman. The Company was founded in order to meet the bearings industry's need for a dependable source of high quality, precision balls and rollers. During 1998, the Company sold its products to over 500 customers located in 26 different countries, and its primary customers included FAG Bearings Corporation ("FAG"), SKF Bearing Industries ("SKF"), SNR Roulements, and the Torrington Company.

PRODUCTS

     At its facilities in Erwin, Tennessee, Walterboro, South Carolina, Mountain City, Tennessee, and Kilkenny, Ireland, the Company produces high quality, precision steel balls in sizes ranging in diameter from 3/16 of an inch to 2 1/2 inches and rollers in a limited variety of sizes. The Company produces balls in a variety of grades ranging from grade 5 to grade 1000 and rollers in a variety of grades ranging from grade 50 to grade 1000. The grade number for a ball or a roller indicates the degree of spherical or cylindrical precision of the ball or roller; for example, grade 5 balls are manufactured to within five millionths of an inch of roundness and grade 50 rollers are manufactured to within fifty millionths of an inch of roundness. Sales of steel balls accounted for approximately 93%, 92% and 92% of the Company's net sales in 1996, 1997 and 1998, respectively. Sales of rollers accounted for the balance of the Company's net sales in such years.

     In recent years, bearing manufacturers and automotive OEMs, responding to customer demand for higher quality, have begun to focus on the production of high precision, "quiet" bearings which allow equipment to run more smoothly and quietly and require high precision components, including grade 5 and grade 10 balls. From 1994 to 1998, the percentage of high precision balls produced by the Company for use in quiet bearing applications has increased from approximately 69% to approximately 81% of total net ball sales.

     PRECISION STEEL BALLS. The Company manufactures high quality, precision balls in four different types of steel: 52100 steel, 440C stainless steel, S2 rock bit steel and 302 stainless steel. Each of the different types of steel has unique characteristics that make it suitable for particular applications.

     During 1998, approximately 98% of the balls produced by the Company were made from 52100 steel ("52100 Steel"). See also "Business--Raw Materials." The 52100 Steel balls have a high degree of hardness and provide excellent resistance to wear and deformation. The 52100 Steel balls are used primarily by manufacturers of anti-friction ball bearings where precise spherical and tolerance accuracy are required. The Company produces 52100 Steel balls in ten grades ranging from grade 1000 to grade 5 (highest precision), and in sizes ranging in diameter from 3/16 of an inch to 2 1/2 inches. The primary grades of the 52100 Steel balls are grade 16, grade 10 and grade 5.

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

     The following table presents a breakdown of the Company's net sales for fiscal years 1994 through 1998:

                                                                    NET SALES
                                     ----------- ------------- ---------------- --------------------- ------------
                                       1998          1997             1996                  1995         1994
                                       ----          ----             ----                  ----         ----
                                                                  (IN THOUSANDS)
Domestic:
 Bearing Manufacturers                $27,779       $30,160          $28,894               $26,764     $24,195
                                           38%           40%              34%                   34%         40%

Other                                  11,553        10,158           13,549                12,533      13,912
                                           16%           13%              16%                   16%         23%

Foreign:
   Bearing Manufacturers               31,484        32,820           38,264                35,279      20,566
                                           43%           44%              45%                   46%         34%

Other                                   2,190         2,114            3,832                 3,210       1,814
                                            3%            3%               5%                    4%          3%
                                     --------      --------         --------              --------     -------

Total                                $ 73,006      $ 75,252         $ 84,539              $ 77,786     $60,487
                                     --------      --------         --------              --------     -------
                                     --------      --------         --------              --------     -------

                                         100%           100%             100%                  100%        100%
                                     --------      --------         --------              --------     -------
                                     --------      --------         --------              --------     -------



         The Company's marketing strategy is to increase its share of the domestic and international market for bearing components by offering a wide variety of high quality, precision balls and rollers to existing and prospective customers on a timely basis and in a cost-effective manner. In marketing its products, the Company has focused its efforts on bearing manufacturers with their own ball or roller manufacturing divisions. The Company's sales staff emphasizes the potential quality advantages and cost savings associated with the outsourcing of such bearing manufacturers' needs by purchasing precision components from the Company instead of manufacturing such components internally. For a breakdown of the Company's foreign sales in 1996, 1997 and 1998 by geographic region, see Note 8 of the Notes to Financial Statements.

     The Company emphasizes sales to bearing manufacturers because sales in this market historically have been less cyclical than sales to the automotive OEM market. The Company's direct net sales to bearing manufacturers has increased from approximately 74% of net sales in 1994 to approximately 81% in 1998. Although the Company's direct sales to automotive OEMs have significantly decreased in recent years, management believes that a significant but undeterminable percentage of the balls and rollers sold by the Company to bearing manufacturers are incorporated into products supplied to the automotive OEM market.

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

CUSTOMERS

     During 1998, the Company sold its products to more than 500 customers located in 26 different countries. Approximately 46% of the Company's net sales in 1998 were to customers outside the United States. See Note 8 of the Notes to Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." In both the foreign and domestic markets, the Company principally sells its products directly to manufacturers and not to distributors.

     During 1998, the Company's ten largest customers accounted for approximately 76% of its net sales. Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 37% of net sales in 1998 and sales to FAG accounted for approximately 11% of net sales in 1998. None of the Company's other customers accounted for more than 10% of its net sales in 1998; however, sales to the Torrington Company, and SNR Roulements each represented more than 5% of the Company's net sales during the period.

     The Company ordinarily ships its products directly to customers within 60 days, but in some cases, in the same calendar month, of the date on which a sales order is placed. Accordingly, the Company generally has an insignificant amount of open (backlog) orders from customers at month end. Certain of the Company's customers have entered into contracts with the Company pursuant to which they have agreed to purchase all of their requirements of specified balls and rollers from the Company, but under which they are not obligated to purchase any specific amounts. While firm orders generally are received only monthly, the Company normally is aware of reasonably anticipated future orders well in advance of the placement of a firm order. The Company has installed a computerized, bar coded inventory management system with most of its major customers pursuant to which the Company, through a direct computer link, automatically monitors the customer's ball and roller inventories. This system permits the Company to determine on a day-to-day basis the amount of balls and/or rollers remaining in a customer's inventory. When such inventories fall below certain levels, the Company automatically ships additional goods. The Company follows industry practice in handling its inventory, which is a first in, first out policy.

EMPLOYEES

     As of December 31, 1998, the Company had 403 full-time employees of whom 358 were engaged in production/maintenance. No employee of the Company is represented by a union. The Company believes that relations with its employees are good.

COMPETITION

     The precision ball and roller industry is intensely competitive, and many of the Company's competitors have substantially greater financial resources than the Company. The Company's primary domestic competitor is Hoover Precision Products, Inc., a division of Tsubakimoto Precision Products Co. Ltd. The Company's primary foreign competitors are Amatsuji Steel Ball Manufacturing Company, Ltd. and Tsubakimoto Precision Products Co. Ltd. The Company's ability to compete with foreign-based competitors could be adversely affected by an increase in the value of the United States dollar relative to foreign currencies.

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

RAW MATERIALS

     The primary raw material used by the Company is 52100 Steel. During 1998, approximately 98% of the steel used by the Company was 52100 Steel. The Company's other steel requirements include type 440C stainless steel, type S2 rock bit steel and type 302 stainless steel. The Company purchases substantially all of its 52100 Steel requirements from foreign mills because of the lack of domestic producers of such steel at the quality level the Company requires. The other steel requirements of the Company also are purchased principally from foreign steel manufacturers.

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

SEASONAL NATURE OF BUSINESS

     The Company's business historically has not been of a seasonal nature. However, as foreign sales have become a significant percentage of total sales, seasonality has become a factor for the Company in that some foreign customers typically cease their production activities during the month of August.

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

     The Company has incurred certain expenses in complying with applicable environmental laws associated with the removal of four underground storage tanks containing kerosene and waste oil, the remediation of soil and groundwater contamination resulting from a leak in one of the tanks, and the closing of a sludge disposal area. The remediation project is now complete, but the Company has certain ongoing monitoring responsibilities. The amounts expended by the Company in connection with this remediation project have not been material, and based upon information currently available to the Company, management does not believe that the future costs associated with the project will have a material adverse effect on the Company's results of operations or financial condition.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company consist of the following persons:


     NAME                          AGE        POSITION

Richard D. Ennen                   71      Chairman of the Board and Director

Roderick R. Baty                   45      President, Chief Executive Officer and Director

Frank I Gentry, III                43      Vice President-Manufacturing

Charles L. Edmisten                52      Vice President

David L. Dyckman                   34      Vice President - Business Development and Chief Financial
                                           Officer

William C. Kelly, Jr.              40      Treasurer, Secretary and Chief Accounting Officer



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

     Frank T Gentry, III, was originally appointed Vice President - Manufacturing in August 1995. Mr. Gentry's responsibilities include purchasing, inventory control and transportation. Mr. Gentry joined the Company in 1981 and held various production control positions within the Company from 1981 to August 1995.

     Charles L. Edmisten has served as a Vice President of the Company since 1980. Mr. Edmisten's responsibilities include engineering and process development. Prior to joining the Company, Mr. Edmisten served in various positions with Hoover Precision Products, Inc., including Chief Engineer.

     David L. Dyckman was appointed Vice President of Business Development and Chief Financial Officer in April 1998. Prior to joining the Company, Mr. Dyckman served from January 1997 until April 1998 as Vice President--Marketing and International Sales for the Veeder-Root Division of the Danaher Corporation. From 1987 until 1997, Mr. Dyckman held various positions with Emerson Electric Company including General Manager and Vice President of the Gearing Division of Emerson's Power Transmission subsidiary.

     William C. Kelly, Jr. joined the Company in 1993 as Assistant Treasurer and Manager of Investor Relations. In July 1994, Mr. Kelly was elected to serve as the Company's Chief Accounting Officer, and in February 1995, was elected Treasurer and Assistant Secretary. In March 1999 he was elected Secretary of the Company. Prior to joining the Company, Mr. Kelly served from 1988 to 1993 as a Staff Accountant and as a Senior Auditor with the accounting firm of Price Waterhouse LLP.

     Executive officers are elected annually at the time of the Annual Meeting and serve one-year terms or until their successors are elected and qualified.

ITEM 2   PROPERTIES

     The Company has four manufacturing facilities located, respectively, in Erwin, Tennessee, Walterboro, South Carolina, Mountain City, Tennessee and Kilkenny, Ireland. Production began in early 1996 at the Mountain City facility. The Company established the Kilkenny, Ireland facility in August 1997 to better meet the needs of its customers in Europe. Production began in the fourth quarter of 1997.

     The Erwin, Walterboro, Mountain City and Kilkenny plants currently have approximately 125,000, 100,000, 48,000 and 66,000 square feet of manufacturing space, respectively. The Walterboro plant is located on a 10 acre tract of land owned by the Company, the Erwin plant is located on a 12 acre tract of land owned by the Company, the Mountain City plant is located and on an 8 acre tract of land owned by the Company and the Kilkenny facility is located on a 2 acre tract of land owned by the Company. During 1998, the Company added new machinery and equipment at all of its facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     No matters were submitted for a vote of stockholders during the fourth quarter of 1998.

                                     PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Since the Company's initial public offering in 1994, the Common Stock has been traded on the Nasdaq National Market under the trading symbol "NNBR." Prior to such time there was no established market for the Common Stock. As of March 19, 1999, there were 211 holders of record of the Common Stock.

     The following table sets forth the high and low sale prices of the Common Stock, as reported by Nasdaq, and the dividends paid per share on the Common Stock during each calendar quarter of 1997 and 1998:


                                               PRICE
                                     -----------------------
                                     HIGH                LOW               DIVIDEND
1997

First Quarter                       15 3/8              10 3/8               0.08
Second Quarter                      12 3/4               9 7/8               0.08
Third Quarter                       13 1/4               9 1/2               0.08
Fourth Quarter                      11 1/2               8                   0.08

1998

First Quarter                       11                   8 5/8               0.08
Second Quarter                      12 5/8               9 5/16              0.08
Third Quarter                       11 3/4               6 7/8               0.08
Fourth Quarter                       8                   5 7/8               0.08


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

ITEM 6   SELECTED FINANCIAL DATA

     The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the Financial Statements and the Notes thereto included as Item 8. The data set forth below as of December 31, 1998 and for each of the three years in the period ended December 31, 1998, have been derived from the Financial Statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants, whose report thereon is included as part of Item 8. The financial data as of December 31, 1995 and 1994, also were derived from financial statements of the Company which have been audited by Price Waterhouse LLP (except for the pro forma statement of income data). These historical results are not necessarily indicative of the results to be expected in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                            1998           1997          1996         1995         1994
                                                            ----           ----          ----         ----         ----
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net Sales                                                 $73,006         $75,252       $84,539      $77,786      $60,487
Cost of products sold                                      50,353          51,707        56,695       53,912       40,110
                                                          -------         -------       -------      -------      -------
Gross profit                                               22,653          23,545        27,844       23,874       20,377
Selling, general and administrative expenses                5,896           5,518         4,890        4,249        3,439
Depreciation                                                4,557           4,106         3,358        2,364        1,996
                                                          -------         -------       -------      -------      -------
Income from operations                                     12,200          13,921        19,596       17,261       14,942
Interest expense                                               64              29           296           42          354
                                                          -------         -------       -------      -------      -------
Income before provision for income taxes and
extraordinary item                                         12,136          13,892        19,300       17,219       14,588
Provision for income taxes (1)                              4,480           5,382         6,835        5,708        5,704
                                                          -------         -------       -------      -------      -------

Income before extraordinary item                            7,656           8,510        12,465       11,511        8,884
Extraordinary loss from early extinguishment of
  debt (net of income tax benefit of $710) (2)                ---            ---           ---          ---       (1,160)
                                                          -------         -------       -------      -------      -------
Net Income                                                 $7,656          $8,510       $12,465      $11,511      $7,724
                                                          -------         -------       -------      -------      -------
                                                          -------         -------       -------      -------      -------
Net income per share:                                      $ 0.52          $ 0.57        $ 0.83       $ 0.79       $ 0.65
Income before extraordinary item
  Extraordinary item, net (2)                                 ---            ---           ---          ---         (.09)
                                                          -------         -------       -------      -------      -------
Net income per share (assuming dilution) (3)               $ 0.52          $ 0.57        $ 0.83       $ 0.79       $ 0.56
                                                          -------         -------       -------      -------      -------
                                                          -------         -------       -------      -------      -------
Dividends declared                                         $ 0.32          $ 0.32        $ 0.32       $ 0.20       $ 0.07
                                                          -------         -------       -------      -------      -------
                                                          -------         -------       -------      -------      -------
Number of shares outstanding (3)                           14,804          14,804        15,042       14,583       13,716
                                                          -------         -------       -------      -------      -------
                                                          -------         -------       -------      -------      -------


                                           1998         1997         1996          1995          1994
                                           ----         ----         ----          ----          ----
PRO FORMA STATEMENT OF INCOME DATA
(4):

Income before provision for income
taxes and extraordinary item                                                                    $14,588

Provision for income taxes                                                                        5,543

Income before extraordinary item                                                                  9,045

Extraordinary item, net (2)                                                                      (1,160)


Net income                                                                                      $ 7,885
                                                                                                -------
                                                                                                -------

Net income per share:

   Income before extraordinary item                                                             $  0.66

   Extraordinary item, net (2)                                                                     (.09)
                                                                                               --------


   Net income per share                                                                        $   0.57
                                                                                                -------
                                                                                                -------

Weighted average number of shares
outstanding (3)                                                                                  13,716


BALANCE SHEET:

Current assets                           $28,571       $26,185      $26,727      $26,728        $21,591

Current liabilities                        7,638         7,471        8,374       13,303          4,845

Total assets                              66,860        63,273       59,292       54,241         36,936

Stockholders' equity                      56,242        52,971       48,710       39,218         30,537



(1) During the period from the inception of the Company through the consummation of its initial public offering in March 1994, the Company was treated for income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, and under comparable tax laws of certain states. As a result, earnings of the Company during that period were taxed for federal and certain state income tax purposes directly to the Company's stockholders, rather than to the Company. Upon the termination of the Company's S corporation status, in addition to becoming subject to corporate tax at the federal level and in a number of states, the Company was required to provide for deferred federal and state income taxes, calculated in accordance with the Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes" ("FAS 109"), for the cumulative temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities, resulting in a charge to the provision for income taxes in the amount of $1,213,000 in 1994.

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

(4) The pro forma statement of income data for 1994 is based on historical net income, as adjusted to reflect a provision for income taxes (at an assumed effective rate of 38%), as if the Company had been a C corporation since its inception. The pro forma statement of income data was calculated using the criteria established under FAS 109, which requires the use of an asset and liability approach to financial reporting and accounting for income taxes. The 1994 pro forma provision for income taxes does not include the $1,213,000 charge related to the Company's termination of its S corporation status as discussed in note (1) above.

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

OVERVIEW

     The Company's core business is the manufacture and sale of high quality, precision steel balls and rollers. In 1998, balls accounted for approximately 92% of the Company's net sales, while rollers accounted for the remaining 8%. Although all of the Company's net sales from 1980 through 1986 were exclusively to domestic customers, the Company's international sales have increased significantly since then and represented approximately 46% of net sales in 1998. See Note 8 of the Notes to Financial Statements. In 1998, both domestic and international sales declined due to reduced demand in the United States and abroad.

     Significant factors in the Company's growth since its founding include its displacement of captive ball manufacturing divisions of domestic and international bearing manufacturers as a source of precision balls and increased sales of high precision balls for quiet bearing applications. From 1994 through 1998, the percentage of high precision balls produced by the Company for use in quiet bearing applications has increased from approximately 69% to approximately 81% of total net ball sales. Management believes that the Company's sales growth since 1994 is due to its ability to capitalize on opportunities in overseas markets and provide precision balls at competitive prices, as well as its emphasis on product quality and customer service. The sales decline in 1998 was due in large part to economic conditions in Asia and South America and a decline in outsourcing by certain captive producers. The Company's sales in Asia declined by approximately $3.5 million dollars in 1998. Further, the Company was adversely affected by increased competition from Asian-based competitors who sought to reduce overcapacity.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected financial data and the percentage of the Company's net sales represented by each income statement line item presented.


                                                              AS A PERCENTAGE OF NET SALES
                                                                 YEAR ENDED DECEMBER 31,
                                                           1998             1997          1996
                                                           ----             ----          ----

Net sales                                                  100.0%           100.0%         100.0%

Cost of product sold                                        69.0             68.7           67.1
                                                           -----            -----          -----

Gross profit                                                31.0             31.3           32.9

Selling, general and administrative expenses                 8.1              7.3            5.8

Depreciation                                                 6.2              5.5            4.0
                                                           -----            -----          -----

Income from operations                                      16.7             18.5           23.1

Interest expense                                              0.1             0.0            0.3
                                                           -----            -----          -----

Income before provision for income taxes and
extraordinary item                                          16.6             18.5           22.8

Provision for income taxes                                   6.1              7.2            8.1
                                                           -----            -----          -----

Net income                                                  10.5%            11.3%          14.7%
                                                           -----            -----          -----
                                                           -----            -----          -----


YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     NET SALES. The Company's net sales decreased $2.2 million, or 3.0%, from $75.2 million in 1997 to $73.0 million in 1998. Foreign net sales decreased $1.2 million, or 3.4%, from $34.9 million in 1997 to $33.7 million in 1998. The decrease in foreign net sales was due primarily to decreased sales volumes to existing customers, largely due to general economic conditions in Asia and South America. Domestic net sales decreased $1.0 million, or 2.5%, from $40.3 million in 1997 to $39.3 million in 1998. This decrease was due primarily to decreased sales volumes to domestically-based Asian companies.

     GROSS PROFIT. Gross profit decreased by $892,000, or 3.8% from $23.5 million in 1997 to $22.7 million in 1998. As a percentage of net sales, gross profit decreased slightly from 31.3% in 1997 to 31.0% in 1998. The decrease in gross profit is largely due to decreased levels of volume during 1998 as compared to 1997 and related capacity under-utilization issues at the Company's manufacturing facilities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $378,000, or 6.8% in 1998 to $5.9 million from $5.5 million in 1997. This increase was due primarily to increased expenses related to the Ireland facility, which began production in the fourth quarter of 1997, as well as increases in 1998 to implement the Company's strategic plan. As a percentage of net sales, selling, general and administrative expenses increased to 8.1% in 1998 from 7.3% in 1997.

     DEPRECIATION EXPENSE. Depreciation expense increased $451,000, or 11.0%, to $4.6 million in 1998 from $4.1 million in 1997. This increase was due primarily to purchases of capital equipment related to the new Ireland facility which began production in the fourth quarter of 1997. As a percentage of sales, depreciation expense increased to 6.2% in 1998 from 5.5% in 1997.

     NET INCOME. Net income decreased $854,000, or 10% from $8.5 million in 1997 to $7.7 million in 1998. As a percentage of net sales, net income decreased from 11.3% in 1997 to 10.5% in 1998. The decrease in net income as a percentage of net sales was due primarily to excess capacity at the Company's manufacturing facilities, increased selling, general and administrative expenses and the increase in depreciation expense discussed above. Slightly offsetting these factors was a lower federal tax rate due to the shifting of sales to the Irish facility which benefits from a 10% corporate tax rate. The lower federal tax rate was in turn offset slightly by a decrease in the level of tax benefit from the Company's participation in a shared foreign sales corporation.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     NET SALES. The Company's net sales decreased $9.3 million, or 11.0%, from $84.5 million in 1996 to $75.3 million in 1997. Foreign net sales decreased $7.2 million, or 17.1%, from $42.1 million in 1996 to $34.9 million in 1997. The decrease in foreign net sales was due primarily to decreased sales volumes with existing customers, largely because of a decline in outsourcing of captive production by certain of the Company's customers (including, one of the Company's major customers bringing in house a portion of its business that was previously outsourced to the Company) and general economic conditions in Europe and Asia. Domestic net sales decreased $2.1 million, or 5.0%, from $42.4 million in 1996 to $40.3 million in 1997. This decrease was primarily due to decreased sales to existing customers.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $628,000, or 12.8% to $5.5 million from $4.9 million in 1996. This increase was due primarily to increased legal, accounting and employee relocation expenses related to the Ireland facility start-up, as well as increased consulting expenses related to the Company's strategic development process. As a percentage of net sales, selling, general and administrative expenses increased to 7.3% in 1997 from 5.8% in 1996.

     DEPRECIATION EXPENSE. Depreciation expense increased $748,000, or 22.3%, to $4.1 million in 1997 from $3.4 million in 1996. This increase was due primarily to capital expenditures associated with expansion of the Company's existing facilities and the start-up of the Ireland facility. Also, new assets added in 1996 related to the Mountain City facility were depreciated utilizing the half-year convention in the prior year versus a full year of depreciation taken in 1997. As a percentage of net sales, depreciation increased to 5.5% in 1997 from 4.0% in 1996.

     INTEREST EXPENSE. Interest expense decreased $267,000, or 90.2%, from $296,000 in 1996 to $29,000 in 1997. The decrease was due to decreased levels outstanding under the Company's line of credit in 1997 as compared to 1996. See "Management's Discussion and Analysis of Financial Condition --Liquidity and Capital Resources."

     NET INCOME. Net income decreased $4.0 million, or 31.7% from $12.5 million in 1996 to $8.5 million in 1997. As a percentage of net sales, net income decreased to 11.3% in 1997 from 14.7% in 1996. The decrease in net income as a percentage of net sales was due primarily to costs associated with the new Ireland facility start-up, excess capacity at the Company's plants, increased selling, general and administrative expenses and the increased depreciation expense discussed above. In addition, the Company increased the provision for income taxes due to the decrease in foreign sales as a percentage of total sales and the anticipated decrease in the level of tax benefit from the Company's participation in a shared foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

     In July 1997, the Company entered into a loan agreement with First American National Bank ("First American") that provides for a revolving credit facility of up to $25 million, which will expire June 30, 2000.

     Amounts outstanding under the revolving facility are unsecured and bear interest at a floating rate equal to, at the Company's option, either LIBOR plus 0.65% or the Fed Funds effective rate plus 1.5%. The loan agreement contains customary financial and operating restrictions on the Company, including covenants restricting the Company, without First American's consent, from incurring additional indebtedness from, or pledging any of its assets to, other lenders and from disposing of a substantial portion of its assets. In addition, the Company is prohibited from declaring any dividend if a default exists under the revolving credit facility at the time of, or would occur as a result of, such a declaration. The loan agreement also prohibits sales of property outside of the ordinary course of business. The loan agreement contains financial covenants with respect to the Company, including a covenant that the Company's earnings will not decrease in any year by more than fifty percent of earnings in the Company's immediately preceding fiscal year. The Company, as of March 19, 1999, was in compliance with all such covenants.

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

     In the fourth quarter of 1997, upon the commencement of production in its Kilkenny, Ireland facility, the Company began to bill and receive payment from some of its foreign customers in their own currency. To date, the Company has not been materially adversely affected by currency fluctuations or foreign exchange restrictions. Nonetheless, as a result of these sales, the Company's foreign exchange risk has increased. Various strategies to manage this risk are under development and implementation. The Company has considered and continues to consider implementing a hedging program, but has not done so. In addition, a strengthening of the US dollar against foreign currencies could impair the ability of the Company to compete with internationally based competitors for foreign as well as domestic sales.

     Working capital, which consists principally of cash and cash equivalents, accounts receivable and inventories, was $20.9 million at December 31, 1998, as compared to $18.7 million at December 31, 1997. The ratio of current assets to current liabilities increased slightly to 3.7:1 at December 31, 1998 from 3.5:1 at December 31, 1997. Cash flow from operations decreased to $12.7 during 1998 from $14.1 million during 1997.

     During 1999, the Company plans to spend approximately $2.9 million on capital expenditures, primarily on maintenance of its machinery and equipment at all four of the Company's facilities. The Company does not intend to increase capacity in 1999. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and capital expenditure requirements in 1999.

     On August 4, 1998 the Board of Directors authorized the repurchase of up to 740,213 shares of the Company's Common Stock, equaling 5% of the Company's issued and outstanding shares as of August 4, 1998. The Company did not purchase any shares under this program during 1998.

SEASONALITY AND FLUCTUATION IN QUARTERLY RESULTS

     The Company's net sales historically have not been of a seasonal nature. However, as foreign sales have increased as a percentage of total sales, seasonality has become a factor for the Company in that many foreign customers cease production during the month of August. For information concerning the Company's quarterly results of operations for the years ended December 31, 1998 and 1997, see Note 12 of the Notes to Financial Statements.

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

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The Company wishes to caution that this report and the 1998 Annual Report to Stockholders contain, and future filings by the Company, press releases and oral statements made by the Company's authorized representatives may contain, forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those expressed in such forward looking statements due to important factors bearing on the Company's business, many of which are discussed elsewhere in this filing and in the Company's prior filings with the Securities and Exchange Commission. The following paragraphs discuss the risk factors that the Company regards as the most significant, although the Company wishes to caution that other factors that currently are not considered significant or that currently cannot be foreseen may in the future prove to be important in affecting the Company's results of operations. The Company undertakes no obligation to update publicly or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

     RISKS ASSOCIATED WITH INTERNATIONAL TRADE. Because the Company obtains a majority of its raw materials from overseas suppliers and sells to a large number of international customers, the Company faces risks associated with (i) adverse foreign currency fluctuations, (ii) changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations, (iii) the imposition of trade restrictions or prohibitions, (iv) the imposition of import or other charges or taxes, and
(v) unstable governments or legal systems in countries in which the Company's suppliers and customers are located. In the fourth quarter of 1997, the Company began accepting payment in foreign currency from foreign customers. In addition, an increase in the value of the United States dollar relative to foreign currencies may adversely affect the ability of the Company to compete with its foreign-based competitors for international as well as domestic sales to the extent payments are made in United States dollars.

     DEPENDENCE ON MAJOR CUSTOMERS. During 1998, the Company's ten largest customers accounted for approximately 76% of its net sales. Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 37% of net sales in 1998, and sales to FAG accounted for approximately 11% of net sales in 1998. There can be no assurance, however, that SKF will not centralize purchasing decisions in the future. None of the Company's other customers accounted for more than 10% of its net sales in 1998, but sales to two of its customers each represented more than 5% of the Company's 1998 net sales. The loss of all or a substantial portion of sales to these customers would have a material adverse effect on the Company's business.

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

     The Company has conducted a comprehensive evaluation of both its information technology systems and non-information technology systems to determine if there would be a Year 2000 problem with these systems. Prior to that evaluation, however, the Company had decided to upgrade its information technology systems. The systems the Company intends to install have been certified by the vendor to be Year 2000 compliant. The Company also evaluated its non-information technology systems and has received certification by the manufacturers of that equipment that they are Year 2000 compliant.

     The Company expects that it will have implemented these system upgrades by mid-1999. The Company has also developed contingency plans that it believes would permit it to continue operating without causing any material harm to the results of operations.

     The Company expects to spend approximately $800,000 to replace its information technology systems and train personnel. As of December 31, 1998, the Company had spent approximately $600,000 on this project. The Company has not made any significant additional expenditures in 1999 through March 20, 1999 on Year 2000 matters, and overall its expenditures on this issue have not been material. The Company has assigned one employee to coordinate its Year 2000 efforts, and has relied on existing personnel to evaluate its Year 2000 readiness.

     The Company relies on third party suppliers for raw materials and a variety of goods and services. Among its most important suppliers are those that provide the steel necessary to make quality balls and rollers. The Company has obtained written representation from approximately 99 percent of its suppliers that their systems are Year 2000 compliant. The Company believes that these representations and its own review of its systems will ensure that it will not be materially affected by the Year 2000 issue. So far, no supplier or vendor has indicated that the Year 2000 issue will affect its ability to provide goods and services to the Company. Despite these assurances, if the Company's suppliers are unable to meet its needs, there could be a material adverse effect on the results of operations, liquidity and financial condition of the Company.

     The Company believes it is taking the necessary steps to resolve the Year 2000 issue in a comprehensive and timely manner. Nonetheless, should any unforeseen circumstance arise that would delay the replacement of its system, the Company's ability to manufacture and ship its products, take orders, invoice customers, and collect payment could be adversely affected. This could have a material adverse effect on the Company's results of operations, liquidity and financial condition to a degree the Company has not determined.

THE EURO

     The Treaty on European Union provided that an economic and monetary union be established in Europe whereby a single European currency, the euro, was introduced to replace the currencies of participating member states. The euro was introduced on January 1, 1999, at which time the value of participating member state currencies were irrevocably fixed against the euro and the European Currency Unit. For the three year transitional period ending December 31, 2001, the national currencies of member states will continue to circulate but be subunits of the euro. At the end of the transitional period, euro banknotes and coins will be issued, and the national currencies of the member states will cease to be legal tender no later than June 30, 2002.

     The Company currently has operations in Ireland, which is one of the euro participating countries, and sells product to customers in many of the participating countries. The functional currency of the Company's Ireland operations will remain unchanged until December 31, 2001, when it will switch to the euro. The Company is in the process of reviewing and making changes required for euro readiness and does not anticipate the costs associated with the implementation of the euro to be significant.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" which revises the disclosure requirements for pensions and other postretirement benefits and is effective for the Company's December 31, 1998 financial reporting. The adoption of this standard by the Company did not result in significant adjustments to existing financial reporting practices as the Company does not currently provide pension or postretirement benefits which are subject to the disclosure provisions of FAS 132.

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

     Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued by the American Institute of Certified Public Accountants in March 1998 and requires capitalization of certain internal-use computer software costs. The Company will comply with the requirements of this SOP Effective for its 1999 financial reporting. The standard is not expected to have a material effect on the Company's results of operations.

ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in financial market conditions in the normal course of its business due to its use of certain financial instruments as well as transacting in various foreign currencies. To mitigate its exposure to these market risks, the Company has established policies, procedures and internal processes governing its management of financial market risks.

     The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include a $25 million floating rate revolving credit facility which is used to maintain liquidity and fund its business operations. At December 31, 1998, the Company did not have any borrowings outstanding under the revolving credit facility. The nature and amount of the Company's borrowings may vary as a result of future business requirements, market conditions and other factors.

     The Company's operating cash flows denominated in foreign currencies are exposed to changes in foreign exchange rates. Beginning in the 1997 fourth quarter, upon the commencement of production in its Kilkenny, Ireland facility, the Company began to bill and receive payment from some of its foreign customers in their own currency. To date, the Company has not been materially adversely affected by currency fluctuations of foreign exchange restrictions. However, as foreign sales approximate 46% of total revenues, management is currently evaluating various strategies to manage this financial market risk, including the implementation of a foreign currency hedging program. The Company did not hold a position in any foreign currency instruments of December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Financial Statements                                                                          PAGE

   Report of Independent Accountants............................................................19

   Balance Sheets at December 31, 1998 and 1997.................................................20

   Statements of Income and Comprehensive Income for the three years ended
   December 31, 1998............................................................................21

   Statements of Changes in Stockholders' Equity for the three years ended December 31, 1998......................................................................22

   Statements of Cash Flows for the three years ended December 31, 1998.........................23

   Notes to Financial Statements................................................................24

   Financial Statement Schedules:
      For the three years ended December 31, 1998

      II - Valuation and Qualifying Accounts and Reserves.......................................36


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of NN Ball & Roller, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NN Ball & Roller, Inc. and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP

Greensboro, North Carolina
January 22, 1999

NN BALL & ROLLER, INC.
BALANCE SHEET (in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                             DECEMBER 31,
                                                                                          1998           1997
ASSETS
Current assets:
   Cash                                                                                   1,430   $      366
   Accounts receivable, net                                                              11,643       12,449
   Inventories, net                                                                      14,425       11,865
   Other current assets                                                                   1,073        1,505
                                                                                     -----------  -----------
      Total current assets                                                               28,571       26,185

Property, plant and equipment, net                                                       38,289       37,088
                                                                                     -----------  -----------
      Total assets                                                                   $   66,860   $   63,273
                                                                                     -----------  -----------
                                                                                     -----------  -----------


LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Revolving credit facility                                                         $        -   $    1,480
   Accounts payable - trade                                                               4,451        3,662
   Accrued vacation expense                                                                 431          519
   Deferred income                                                                          828          458
   Income taxes payable                                                                     786            -
   Accrued sales rebate                                                                     156          176
   Other liabilities                                                                        986        1,176
                                                                                     -----------  -----------
      Total current liabilities                                                           7,638        7,471

Deferred income taxes                                                                     2,980        2,831
                                                                                     -----------  -----------
      Total liabilities                                                                  10,618       10,302
                                                                                     -----------  -----------

Stockholders' equity:
   Common stock - $0.01 par value, authorized - 45,000 (1998) and
    45,000 (1997) shares, issued and outstanding - 14,804 (1998) and
    14,804 (1997) shares                                                                    149          149
   Additional paid-in capital                                                            27,902       27,902
   Retained earnings                                                                     28,306       25,387
   Other comprehensive income                                                             (115)        (467)
                                                                                     -----------  -----------
      Total stockholders' equity                                                         56,242       52,971
                                                                                     -----------  -----------
      Total liabilities and stockholders' equity                                     $   66,860   $   63,273
                                                                                     -----------  -----------
                                                                                     -----------  -----------




   The accompanying notes are an integral part of these financial statements.

NN BALL & ROLLER, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                YEAR ENDED DECEMBER 31,
                                                                          1998            1997           1996
Net sales                                                               $   73,006      $   75,252     $   84,539
Cost of products sold                                                       50,353          51,707         56,695
                                                                      -------------   -------------  -------------
Gross profit                                                                22,653          23,545         27,844

Selling, general and administrative expenses                                 5,896           5,518          4,890
Depreciation                                                                 4,557           4,106          3,358
                                                                      -------------   -------------  -------------
Income from operations                                                      12,200          13,921         19,596

Interest expense                                                                64              29            296
                                                                      -------------   -------------  -------------
Income before provision for income taxes                                    12,136          13,892         19,300
Provision for income taxes                                                   4,480           5,382          6,835
                                                                      -------------   -------------  -------------
                                                                      -------------   -------------  -------------
Net income                                                                   7,656           8,510         12,465
                                                                      -------------   -------------  -------------

Other comprehensive income:
   Foreign currency translation                                                352           (467)              -
                                                                      -------------   -------------  -------------
   Other comprehensive income                                                  352           (467)              -
                                                                      -------------   -------------  -------------
   Comprehensive income                                                $     8,008     $     8,043     $   12,465
                                                                      -------------   -------------  -------------
                                                                      -------------   -------------  -------------

Net income per share                                                   $       .52     $       .57     $      .85
                                                                      -------------   -------------  -------------
                                                                      -------------   -------------  -------------
Shares outstanding                                                          14,804          14,804         14,629
                                                                      -------------   -------------  -------------
                                                                      -------------   -------------  -------------

Net income per share - assuming dilution                               $       .52     $       .57     $      .83
                                                                      -------------   -------------  -------------
                                                                      -------------   -------------  -------------
Shares outstanding                                                          14,804          14,809         15,042
                                                                      -------------   -------------  -------------
                                                                      -------------   -------------  -------------



   The accompanying notes are an integral part of these financial statements.

NN BALL & ROLLER, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands)
--------------------------------------------------------------------------------

                                          COMMON STOCK
                                       --------------------    ADDITIONAL                    OTHER
                                         NUMBER       PAR       PAID-IN      RETAINED    COMPREHENSIVE
                                       OF SHARES     VALUE      CAPITAL      EARNINGS        INCOME         TOTAL
Balance, December 31, 1995                 14,473    $ 144    $    25,289   $   13,785   $          -    $  39,218
   Net income                                   -        -              -       12,465              -       12,465
   Dividends paid                               -        -              -       (4,669)             -       (4,669)
   Stock options exercised                    156        2          1,694            -              -        1,696
                                       -----------   ------   ------------  -----------  -------------   ----------
Balance, December 31, 1996                 14,629      146         26,983       21,581              -       48,710
   Net income                                   -        -              -        8,510              -        8,510
   Dividends paid                               -        -              -       (4,704)             -       (4,704)
   Stock options exercised                    361        4          3,042            -              -        3,046
   Stock repurchased                         (186)      (1)        (2,123)           -              -       (2,124)
   Cumulative translation                       -        -              -            -          (467)        (467)
                                       -----------   ------   ------------  -----------  -------------   ----------
Balance, December 31, 1997                 14,804      149         27,902       25,387          (467)       52,971
   Net income                                   -        -              -        7,656              -        7,656
   Dividends paid                               -        -              -       (4,737)             -       (4,737)
   Stock options exercised                      -        -              -            -              -            -
   Stock repurchased                            -        -              -            -              -            -
   Cumulative translation                       -        -              -            -            352          352
                                       -----------   ------   ------------  -----------  -------------   ----------
Balance, December 31, 1998                 14,804    $ 149    $    27,902   $   28,306   $       (115)   $  56,242
                                       -----------   ------   ------------  -----------  -------------   ----------
                                       -----------   ------   ------------  -----------  -------------   ----------




   The accompanying notes are an integral part of these financial statements.

NN BALL & ROLLER, INC.
STATEMENTS OF CASH FLOWS (in thousands)
--------------------------------------------------------------------------------

                                                                                YEAR ENDED DECEMBER 31,
                                                                          1998            1997           1996
Cash flows from operating activities:
   Net income                                                          $     7,656     $     8,510     $   12,465
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                           4,557           4,106          3,358
      Deferred income taxes                                                    149             623            488
      Changes in operating assets and liabilities:
        Accounts receivable                                                    806           3,305          1,161
        Inventories                                                         (2,560)         (1,457)          (595)
        Other current assets                                                   432            (940)          (565)
        Accounts payable - trade                                               789            (392)        (4,147)
        Accrued vacation expense                                               (88)            149              -
        Deferred income                                                        370             458              -
        Income taxes payable                                                   786             (96)          (112)
        Accrued sales rebate                                                   (20)           (579)           512
        Other liabilities                                                     (190)            385            100
                                                                      -------------   -------------  -------------
          Net cash provided by operations                                   12,687          14,072         12,665
                                                                      -------------   -------------  -------------

Cash flows from investing activities:
   Acquisition of property, plant and equipment                             (5,758)         (8,775)        (8,410)
   Other assets                                                                  -             146              -
                                                                      -------------   -------------  -------------
          Net cash used for investing activities                            (5,758)         (8,629)        (8,410)
                                                                      -------------   -------------  -------------

Cash flows from financing activities:
   Payments under revolving line of credit                                  (1,480)           (828)        (1,282)
   Cash dividends                                                           (4,737)         (4,704)        (4,669)
   Stock options exercised                                                       -           3,046          1,696
   Stock repurchased                                                             -          (2,124)              -
   Cumulative translation adjustment                                           352            (467)              -
                                                                      -------------   -------------  -------------
          Net cash used for financing activities                            (5,865)         (5,077)        (4,255)
                                                                      -------------   -------------  -------------

Net increase in cash and cash equivalents                                    1,064             366              -
Cash and cash equivalents at beginning of period                               366               -              -
                                                                      -------------   -------------  -------------
Cash and cash equivalents at end of period                             $     1,430     $       366   $          -
                                                                      -------------   -------------  -------------
                                                                      -------------   -------------  -------------




   The accompanying notes are an integral part of these financial statements.

NN BALL & ROLLER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

NN Ball & Roller, Inc. (the "Company") is a manufacturer of balls and rollers used primarily in the bearing industry. The Company has manufacturing facilities in Tennessee and South Carolina. During 1997, the Company opened NN Ball & Roller, Ltd., an operating facility in Kilkenny, Ireland. The Company sells to both foreign and domestic customers (See Note 8).

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When a major property item is retired, its cost and related accumulated depreciation or amortization are removed from the property accounts and any gain or loss is recorded in income or expense. The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In management's opinion, no material impairment exists at December 31, 1998 or 1997.

Depreciation is provided principally on the straight-line method over the estimated useful lives of the depreciable assets for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes.

REVENUE RECOGNITION
The Company generally recognizes a sale when goods are shipped and ownership is assumed by the customer. The Company has an inventory management program for certain major customers whereby sales are recognized when products are used by the customer from consigned stock, rather than at the time of shipment. Inventory on consignment at December 31, 1998 and 1997 was approximately $3,635,000 and $2,431,000, respectively.

INCOME TAXES
Income taxes are provided based upon income reported for financial statement purposes. Deferred income taxes reflect the tax effect of temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities (See Note 9).

NET INCOME PER COMMON SHARE
Basic earnings per share reflect reported earnings divided by the weighted average number of common shares outstanding. Diluted earnings per share include the effect of dilutive stock options outstanding during the year.

NN BALL & ROLLER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

STOCK INCENTIVE PLAN
The Company uses the intrinsic value method to account for employee stock options. Accordingly, under this method, the Company has not recorded compensation expense related to the options (Note 7). The exercise price of each option equals the market price of the Company's stock on the date of grant.

PRINCIPLES OF CONSOLIDATION
The Company's financial statements include the accounts of NN Ball & Roller, Inc. and its subsidiary NN Ball & Roller, Ltd. All intercompany accounts and investments in subsidiaries are eliminated upon consolidation.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of the Company's foreign subsidiary are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Cumulative translation adjustments are reported as a component of other comprehensive income.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" which revises the disclosure requirements for pensions and other postretirement benefits and is effective for the Company's December 31, 1998 financial reporting. The adoption of this standard by the Company did not result in significant adjustments to existing financial reporting practices as the Company does not currently provide pension or postretirement benefits which are subject to the disclosure provisions of FAS 132.

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

Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued by the American Institute of Certified Public Accountants in March 1998 and requires capitalization of certain internal-use computer software costs. The Company will comply with the requirements of this SOP effective for its 1999 financial reporting. The standard is not expected to have a material effect on the Company's results of operations.

NN BALL & ROLLER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

NOTE 2 - ACCOUNTS RECEIVABLE


                                                      DECEMBER 31,
                                                   1998           1997
                                                     (in thousands)
Trade                                            $   11,910     $   12,524
Employees                                                97             11
Other                                                   222            229
                                               -------------  -------------
                                                     12,229         12,764
Less - Allowance for doubtful accounts                  586            315
                                               -------------  -------------
                                                 $   11,643     $   12,449
                                               -------------  -------------
                                               -------------  -------------



NOTE 3 - INVENTORIES


                                                          DECEMBER 31,
                                                       1998           1997
                                                         (in thousands)
Raw materials                                       $     3,611    $     2,911
Work in process                                           2,850          2,793
Finished goods                                            8,024          6,221
                                                   -------------  -------------
                                                         14,485         11,925
Less - Reserve for excess and obsolete inventory             60             60
                                                   -------------  -------------
                                                     $   14,425     $   11,865
                                                   -------------  -------------
                                                   -------------  -------------



NOTE 4 - PROPERTY, PLANT AND EQUIPMENT


                                             ESTIMATED               DECEMBER 31,
                                            USEFUL LIFE         1998           1997
                                                                    (in thousands)
Land                                                           $       323    $       323
Buildings and improvements                  10-25 years             10,333          9,718
Machinery and equipment                     3-10 years              49,674         46,346
Construction in progress                                             3,400          3,286
                                                              -------------  -------------
                                                                    63,730         59,673
Less - Accumulated depreciation                                     25,441         22,585
                                                              -------------  -------------
                                                                $   38,289     $   37,088
                                                              -------------  -------------
                                                              -------------  -------------


NN BALL & ROLLER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

NOTE 5 - SHORT-TERM CREDIT FACILITIES

Effective July 1997, the Company terminated a revolving line of credit with NationsBank of Tennessee, N.A., which consisted of a $10,000,000 line of credit of which $2,308,000 was outstanding at December 31, 1996, at an interest rate of 7.25%, and entered a similar agreement with First American National Bank. Under the new agreement, the Company may borrow up to $25,000,000 through June 30, 2000. Amounts outstanding under the agreement are unsecured and are subject to interest charges at the LIBOR rate plus 0.65% or the Federal Funds effective rate plus 1.5%, according to the Company's option. There was $0 and $1,480,000 outstanding at December 31, 1998 and 1997, respectively, with interest of 6.615% at December 31, 1997. The agreement contains restrictive covenants which specify, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain working capital requirements. The Company was in compliance with such covenants at December 31, 1998 and 1997.

Interest paid during 1998, 1997 and 1996 was $64,000, $28,000 and $321,000,
respectively.

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) profit sharing plan (the "Plan") covering substantially all employees who have one year of service, have attained age twenty-one and have elected to participate in the Plan. A participant may elect to contribute from 1% to 20% of his or her compensation to the Plan, subject to a maximum deferral set forth in the Internal Revenue Code. The Company provides a dollar for dollar matching contribution up to $500 per participant. The employer matching contribution is fully vested at all times. The contributions by the Company were $141,000, $154,000 and $140,000 in 1998, 1997 and 1996, respectively.

NOTE 7 - STOCK INCENTIVE PLAN

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

NN BALL & ROLLER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

A summary of the status of the Company's stock option plan as described above as of December 31, 1998, 1997, and 1996, and changes during the years ending on those dates is presented below:


                                          1998                        1997                        1996
                                               WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                                AVERAGE                     AVERAGE                     AVERAGE
                                               EXERCISE                    EXERCISE                     EXERCISE
                                  SHARES         PRICE        SHARES         PRICE        SHARES         PRICE
Outstanding at beginning of year    461,375    $    11.86       853,629    $     9.44     1,026,885    $     8.81
Granted                              97,250          9.83        42,750         12.02        39,000         15.50
Exercised                                 -             -      (361,002)         6.25      (156,611)         6.35
Forfeited                           (10,000)        10.44       (74,002)        11.40       (55,645)        10.76
                                    -------                     -------                     -------
Outstanding at end of year          548,625         11.53       461,375         11.86       853,629          9.44
                                    -------                     -------                     -------
                                    -------                     -------                     -------
Options exercisable at year-end     246,735                      81,750                     348,852




At December 31, 1998, the weighted-average remaining contractual life of all options outstanding was 7.72 years and the weighted-average exercise price of options available for exercise was $11.75.

On December 7, 1998 the Company granted a total of 20,000 options to the members of its Board of Directors. These options carry an exercise price equal to the market price on the date of issuance and vest equally over a period of three years, beginning one year from date of grant. The maximum term of these options is 10 years.

On August 4, 1998 the Company's Board of Directors authorized the repurchase of up to 740,213 shares of its Common Stock, equaling 5% of the Company's issued and outstanding shares as of August 4, 1998. The program may be extended or discontinued at any time, and there is no assurance that the Company will purchase any or all of the full amount authorized. The Company had not repurchased any shares under this program through December 31, 1998.

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

All options granted in the period January 1, 1995 through December 31, 1998, except those granted to the Company's Board of Directors as described above, vest 20% annually beginning one year from date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. During 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

NN BALL & ROLLER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

SFAS 123 encourages but does not require a fair value based method of accounting for stock compensation plans. The Company has elected to continue accounting for its stock compensation plan using the intrinsic value based method and, accordingly, has not recorded compensation expense for each of the three years ended December 31, 1998. Had compensation cost for the Company's stock compensation plan been determined based on the fair value at the option grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                                  YEAR ENDED
                                                                                  DECEMBER 31,
                                                                               1998           1997
      Net income                                 As reported (000's)        $     7,656    $     8,510
                                                 Pro forma (000's)                7,360          8,254

      Earnings per share                         As reported                $       .52    $       .57
                                                 Pro forma                          .50            .56

      Earnings per share-assuming dilution       As reported                $       .52    $       .57
                                                 Pro forma                          .50            .56




The fair value of each option grant was estimated on actual information available through December 31, 1998 and 1997 using the Black-Scholes option-pricing model with the following assumptions:

       Term                          One year after each 20% vesting date
       Risk free interest rate       4.7% and 5.8% for 1998 and 1997,
                                     respectively
       Dividend yield                5.4% and 3.6% annually for 1998 and 1997,
                                     respectively
       Volatility                    32% and 30% for 1998 and 1997, respectively
       Expected forfeitures          0 - 35%



NOTE 8 - SEGMENT INFORMATION

The Company has adopted the provisions of SFAS No. 133, "Disclosures about Segments of an Enterprise and Related Information," effective for its December 31, 1998 reporting. The Company's reportable segments represent geographic business units that offer similar products. They are managed separately due to logistics and differences in business cultures. The Company's United States operations are distributed among two manufacturing facilities in Tennessee and one manufacturing facility in South Carolina. All of these facilities are engaged in the production of precision balls and rollers used primarily in the bearing industry. The Company's European operations are centralized in one manufacturing facility located in Kilkenny, Ireland. This facility is also engaged in the production of precision balls and rollers used primarily in the bearing industry.

NN BALL & ROLLER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses and foreign exchange gains and losses. The Company accounts for intersegment sales and transfers at current market prices; however, the Company did not have any material intersegment transactions during 1998 or 1997.


                                      DECEMBER 31,                DECEMBER 31,                 DECEMBER 31,
                                         1998                        1997                         1996
                                  U.S.          EUROPE         U.S.         EUROPE          U.S.         EUROPE
Revenues from external
 customers                      $   66,457    $    6,549     $   75,103   $    149        $   84,539     $     -
Interest expense                        64             -             29          -               296           -
Depreciation and
 amortization                        3,913           644          3,857        249             3,358           -
Segment profit/(loss)               12,263          (127)        15,169     (1,277)           19,300           -
Segment assets                      53,506        13,354         56,306      6,967            63,273           -
Expenditures for
 long-lived assets                   3,033         2,725          3,569      5,206             8,410           -




Sales to external customers and long-lived assets utilized by the Company were concentrated in the following geographical regions (in thousands):


                                     DECEMBER 31,                 DECEMBER 31,                DECEMBER 31,
                                        1998                         1997                        1996
                                             LONG-LIVED                   LONG-LIVED                  LONG-LIVED
                                 SALES         ASSETS         SALES         ASSETS         SALES        ASSETS
United States                  $   39,331    $    30,723     $  39,884    $    31,588    $   42,270   $  32,419
Europe                             23,843          7,566        18,060          5,500        22,826           -
Canada                              4,163              -         3,763              -         4,227           -
Latin America                       2,762              -         5,268              -         5,072           -
Other export                        2,907              -         8,277              -        10,144           -
                               ----------    -----------     ---------    -----------    ----------   ---------
Total foreign                  $   73,006    $    38,289     $  75,252    $    37,088    $   84,539   $  32,419
                               ----------    -----------     ---------    -----------    ----------   ---------
                               ----------    -----------     ---------    -----------    ----------   ---------






Two customers accounted for 48% of consolidated sales in 1998. The only customers accounting for 10% or more of net sales in any prior year were SKF Bearings Industries, which represented 37% for years 1997 and 1996, and FAG Bearings Corporation, which represented 10% in 1997 and 1996.

NN BALL & ROLLER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES

The Company uses the asset and liability method to account for deferred income taxes. Under the asset and liability method, deferred income taxes are provided for the temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities using enacted income tax rates expected to be in effect when the temporary differences reverse.

The components of the provision for income taxes are as follows:



                                         YEAR ENDED DECEMBER 31,
                                    1998          1997           1996
                                             (in thousands)
Current
   Federal                         $   3,899     $   4,338     $   5,696
   State                                 432           421           651
                                 ------------  ------------   -----------
                                       4,331         4,759         6,347
                                 ------------  ------------   -----------
Deferred
   Federal                               115           554           436
   State                                  34            69            52
                                 ------------  ------------   -----------
                                         149           623           488
                                 ------------  ------------   -----------
                                   $   4,480     $   5,382     $   6,835
                                 ------------  ------------   -----------
                                 ------------  ------------   -----------



A reconciliation of taxes based on the federal statutory rate of 35% for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:


                                                        YEAR ENDED DECEMBER 31,
                                                   1998          1997           1996
                                                            (in thousands)
Income taxes at the federal statutory rate        $   4,247     $   4,862     $   6,755
State income taxes, net of federal benefit              309           318           457
Foreign sales corporation benefit                      (312)         (249)         (458)
Impact of foreign taxes                                  44           283             -
Other, net                                              192           168            81
                                                ------------  ------------   -----------
Provision for income taxes                        $   4,480     $   5,382     $   6,835
                                                ------------  ------------   -----------
                                                ------------  ------------   -----------


NN BALL & ROLLER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

The tax effects of the temporary differences are as follows:


                                                          DECEMBER 31,
                                                       1998           1997
                                                         (in thousands)
Deferred income tax liability
   Tax in excess of book depreciation                 $   3,647     $   3,553
   Duty drawback receivable                                 110            55
                                                      ---------     ---------
   Gross deferred income tax liability                    3,757         3,608
                                                      ---------     ---------
Deferred income tax assets
   Inventories                                              282           281
   Vacation reserve                                         141           191
   Health insurance reserve                                 114           131
   Other working capital accruals                           232           174
                                                      ---------     ---------
   Gross deferred income tax assets                         769           777
                                                      ---------     ---------
Net deferred income tax liability                     $   2,988     $   2,831
                                                      ---------     ---------
                                                      ---------     ---------





Income tax payments were approximately $3,052,000, $4,826,000 and $5,767,000 in 1998, 1997 and 1996, respectively.

NOTE 10 - RECONCILIATION OF NET INCOME PER SHARE


                                                 YEAR ENDED DECEMBER 31,
                                              1998         1997         1996
                                                            (in thousands)
Net income                                   $  7,656     $  8,510      $12,465
Adjustments to net income                           -            -            -
                                           -----------  -----------  -----------
   Net income                                $  7,656     $  8,510      $12,465
                                           -----------  -----------  -----------
                                           -----------  -----------  -----------
Basic shares outstanding                       14,804       14,804       14,629
Effect of dilutive stock options                    -            5          413
                                           -----------  -----------  -----------
Dilutive shares outstanding                    14,804       14,809       15,042
                                           -----------  -----------  -----------
                                           -----------  -----------  -----------
Basic net income per share                  $     .52    $     .57    $     .85
                                           -----------  -----------  -----------
                                           -----------  -----------  -----------
Diluted net income per share                $     .52    $     .57    $     .83
                                           -----------  -----------  -----------
                                           -----------  -----------  -----------


NN BALL & ROLLER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

Excluded from the shares outstanding for the years ended December 31, 1998 and 1997 were 466,500 and 416,500 antidilutive options, respectively, which had exercise prices ranging from $10.44 to $15.50 and $11.50 to $15.50, respectively. No antidilutive options were outstanding at December 31, 1996.

NOTE 11 - COMMITMENTS

The Company has operating lease commitments for machinery and office equipment which expire on varying dates. Rent expense for 1998, 1997, and 1996 was $370,000, $352,000 and $378,000, respectively. The following is a schedule by year of future minimum lease payments as of December 31, 1998 under operating leases that have initial or remaining noncancelable lease terms in excess of one year (in thousands).



          YEAR ENDED
         DECEMBER 31,
            1999                             $    51
            2000                                  30
            2001                                   -
            2002                                   -
            2003                                   -
                                            ---------
          Total minimum lease payments       $    81
                                            ---------
                                            ---------


NN BALL & ROLLER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following summarizes the unaudited quarterly results of operations for the years ended December 31, 1998 and 1997 (in thousands, except per share data).


                                                           YEAR ENDED DECEMBER 31, 1998
                                              MARCH 31       JUNE 30         SEPT. 30       DEC. 31
Net sales                                     $   20,886     $   19,674      $   16,789     $   15,657
Gross profit                                       6,709          6,111           4,627          5,206
Net income                                         2,667          2,324           1,125          1,540

Basic net income per share                           .18            .16             .08            .10
Dilutive net income per share                        .18            .16             .08            .10
Shares outstanding:
   Basic number of shares                         14,804         14,804          14,804         14,804
   Effect of dilutive stock options                    -             24               -
                                            -------------  -------------   -------------  -------------
   Diluted number of shares                       14,804         14,828          14,804         14,804
                                            -------------  -------------   -------------  -------------
                                            -------------  -------------   -------------  -------------




                                                            YEAR ENDED DECEMBER 31, 1997
                                               MARCH 31       JUNE 30         SEPT. 30       DEC. 31
Net sales                                      $   20,319     $   20,964      $   17,231     $   16,689
Gross profit                                        6,481          6,657           4,845          6,639
Net income                                          2,639          2,732           1,299          1,814

Basic net income per share                            .18            .19             .09            .12
Dilutive net income per share                         .18            .19             .09            .12
Shares outstanding:
   Basic number of shares                          14,543         14,543          14,804         14,804
   Effect of dilutive stock options                   170            170               4              -
                                             -------------  -------------   -------------  -------------
   Diluted number of shares                        14,713         14,713          14,808         14,804
                                             -------------  -------------   -------------  -------------
                                             -------------  -------------   -------------  -------------


NN BALL & ROLLER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial position of the Company at December 31, 1998 includes certain financial instruments. Management believes the fair value of the these instruments approximates their carrying value. The carrying amounts and estimated fair value of the Company's financial instruments at December 31, 1998 and 1997 are as follows (in thousands):


                                                                 DECEMBER 31,
                                                     1998                            1997
                                           CARRYING         FAIR           CARRYING         FAIR
                                            AMOUNT         VALUE            AMOUNT         VALUE
Assets:
   Cash and cash equivalents              $     1,430    $     1,430      $       366    $       366
   Trade accounts receivable                   11,910         11,910           12,524         12,524
   Less:  allowance for doubtful
    accounts                                     (586)             -             (315)             -
Liabilities:
   Revolving credit facility                        -              -            1,480          1,480


NN BALL & ROLLER, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES                       SCHEDULE II
--------------------------------------------------------------------------------


                                                    BALANCE AT                                          BALANCE
                                                    BEGINNING                                           AT END
DESCRIPTION                                          OF YEAR            ADDITIONS      DEDUCTIONS(1)    OF YEAR
Year ended December 31, 1995
Allowance for doubtful accounts                       $    75         $    40         $      -          $     115

Reserve for excess and obsolete inventory             $    60         $     -         $      -          $      60

Year ended December 31, 1996
Allowance for doubtful accounts                       $   115         $   125         $      -          $     240

Reserve for excess and obsolete inventory             $    60         $     -         $      -          $      60

Year ended December 31, 1997
Allowance for doubtful accounts                       $   240         $    75         $      -          $     315

Reserve for excess and obsolete inventory             $    60         $     -         $      -          $      60

Year end December 31, 1998
Allowance for doubtful accounts                       $   315         $   271         $      -          $     586

Reserve for excess and obsolete inventory             $    60         $     -         $      -          $      60



-----------------------------------------------------

(1) Deductions represent amounts written off.

                                     - 37 -
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     DIRECTORS. The information required by Item 401 of Regulation S-K concerning the Company's directors is contained in the section entitled "Election of Directors -- Information about the Directors" of the Company's definitive Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998) and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

                                     PART IV

ITEM 14  EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.    Financial Statements

     The financial statements of the Company filed as part of this Annual Report on Form 10-K begin on the following pages hereof:

                                                                                                   PAGE
         Report of Independent Accountants                                                          19

         Balance Sheets at December 31, 1998 and 1997                                               20

         Statements of Income and Comprehensive Income for the Three Years                          21
          ended December 31, 1998.

         Statements of Changes in Stockholders' Equity for the Three Years Ended
          December 31, 1998                                                                         22

         Statements of Cash Flows for the Three Years Ended December 31, 1998                       23

         Notes to Financial Statements                                                              24

(a)2.    Financial Statement Schedules

         Schedule II--Valuation and Qualifying Accounts and Reserves                                36

(a)3.    Exhibits Required by Item 601 of Regulation S-K


    3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1--File No. 33-74694).

    3.2 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's registration Statement on Form S-1 - File No. 33-74694).

    4.1 Form of Common Stock certificate (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 - File No. 33-74694).

    10.1* NN Ball & Roller, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 - File No. 33-74694).

    10.3* $1.2 million Life Insurance Policy purchased by Mr. Ennen, the premiums of which are paid for by the Company (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1-File No. 33-74694).

    10.5 Form of Confidentiality and Non-Compete Agreements for Executive Officers of the Company (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 - File No. 33-74694).

    10.6 Stockholder Agreement, dated February 22, 1994, among certain stockholders of the Company (incorporated by reference to Exhibit
           10.18 to the Company's Registration Statement on Form S-1 - File No. 33-74694).

    10.7 Form of Indemnification Agreement for officers and directors of the Company (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 - File No. 33-74694).

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

    10.14* Employment Agreement, dated May 7, 1998, between the Company and
           Frank T. Gentry (filed herewith).

    10.15* Form of Stock Option Agreement, dated December 7, 1998, between the
           Company and the non-employee directors of the Company (filed herewith).

    10.16* Elective Deferred Compensation Plan, dated February 26, 1999 (filed herewith)

    23.1   Consent of PricewaterhouseCoopers LLP (filed herewith).

--------------------
*    Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of 1998.

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



                                                 By: /S/ RICHARD D. ENNEN
                                                    ----------------------------
                                                     Richard D. Ennen
                                                     CHAIRMAN AND DIRECTOR

                                                          Dated:  March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



 NAME AND SIGNATURE                           TITLE                               DATE
/S/ RICHARD D. ENNEN                Chairman and Director                     March 29, 1999
------------------------
    Richard D. Ennen


/S/ RODERICK R. BATY                President, Chief Executive Officer        March 29, 1999
------------------------            and Director (Principal Executive
    Roderick R. Baty                Officer)


/S/ WILLIAM C. KELLY, JR.           Treasurer, Secretary and Chief            March 29, 1999
------------------------            Accounting Officer (Principal
    William C. Kelly, Jr.           Financial and Accounting Officer)


/S/ DAVID L. DYCKMAN                Vice President - Business Development     March 29, 1999
------------------------            and Chief Financial Officer
    David L. Dyckman

/S/ MICHAEL D. HUFF                 Director                                  March 29, 1999
------------------------
    Michael D. Huff

/S/ G. RONALD MORRIS                Director                                  March 29, 1999
------------------------
    G. Ronald Morris

/S/ MICHAEL E. WERNER               Director                                  March 29, 1999
------------------------
    Michael E. Werner

/S/ STEVEN T. WARSHAW               Director                                  March 29, 1999
------------------------
    Steven T. Warshaw


(This page has been left blank intentionally.)