Form 10-Q
period 1999-03-31
NN BALL & ROLLER INC
filed 1999-05-11
CIK 918541

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

                  For the quarterly period ended MARCH 31, 1999

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

As of May 7, 1999 there were 14,804,271 shares of the registrant's common stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NN BALL & ROLLER, INC.

                                      INDEX



                                                                                                   Page No.
                                                                                                   --------

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Condensed Statements of Income and Comprehensive Income for the three
                  months ended March 31, 1999 and 1998                                                2

                  Condensed Balance Sheets at March 31, 1999 and December 31, 1998                    3

                  Condensed Statements of Changes in Stockholders' Equity
                     for the three months ended March 31, 1999 and 1998                               4

                  Condensed Statements of Cash Flows for the three months
                     ended March 31, 1999 and 1998                                                    5

                  Notes to Condensed Financial Statements                                             6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                              8


PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                  13

Signatures                                                                                          14


                          PART I. FINANCIAL INFORMATION

                             NN BALL & ROLLER, INC.
             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
THOUSANDS OF DOLLARS, EXCEPT SHARE AND             1999             1998
PER SHARE DATA
--------------------------------------------------------------------------------
Net sales                                       $     17,912    $     20,886
Cost of goods sold                                    12,523          14,177
                                                ------------    ------------
  Gross profit                                         5,389           6,709

Selling, general and administrative                    1,218           1,304
Depreciation                                           1,244           1,159
                                                ------------    ------------
Income from operations                                 2,927           4,246

Interest expense                                           1              15
                                                ------------    ------------
Income before provision for income taxes               2,926           4,231
Provision for income taxes                               964           1,564
                                                ------------    ------------
     Net income                                 $      1,962    $      2,667

Other comprehensive income:
     Foreign currency translation adjustments           (861)           (261)
                                                ------------    ------------
     Comprehensive income                       $      1,101    $      2,406
                                                ------------    ------------
                                                ------------    ------------

Net income per common share                     $       0.13    $       0.18
                                                ------------    ------------
                                                ------------    ------------

Weighted average number of
  shares outstanding                              14,804,244      14,804,244
                                                ------------    ------------
                                                ------------    ------------





                             SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
                            CONDENSED BALANCE SHEETS



                                                             MARCH 31,   DECEMBER 31,
                                                               1999          1998
THOUSANDS OF DOLLARS                                       (UNAUDITED)
-------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                                         $ 3,515      $ 1,430
  Accounts receivable, net                                      13,305       11,643
  Inventories, net  (Note 2)                                    13,015       14,425
  Other current assets                                           1,328        1,073
                                                               -------      -------
     Total current assets                                       31,163       28,571

Property, plant and equipment, net                              37,020       38,289
                                                               -------      -------
     Total assets                                              $68,183      $66,860
                                                               -------      -------
                                                               -------      -------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $ 4,316      $ 4,451
  Accrued vacation payable                                         532          431
  Accrued bonuses payable                                          393         --
  Deferred income                                                  752          828
  Income taxes payable                                           1,663          786
  Other current liabilities                                      1,388        1,142
                                                               -------      -------
     Total current liabilities                                   9,044        7,638

Deferred income taxes                                            2,980        2,980
                                                               -------      -------
     Total liabilities                                          12,024       10,618

     Total stockholders' equity                                 56,159       56,242
                                                               -------      -------

     Total liabilities and stockholders' equity                $68,183      $66,860
                                                               -------      -------
                                                               -------      -------




                             SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)





                                                                                        ACCUMULATED
                                         COMMON STOCK       ADDITIONAL    RETAINED         OTHER
                                      NUMBER       PAR       PAID IN      EARNINGS     COMPREHENSIVE
THOUSANDS OF DOLLARS                OF SHARES     VALUE      CAPITAL      (DEFICIT)        INCOME         TOTAL
--------------------                 --------    --------    --------      --------       --------       --------
Balance, January 1, 1998               14,804    $    149    $ 27,902      $ 25,387       $   (467)      $ 52,971
  Net income                                0           0           0         2,667              0          2,667
  Dividends                                 0           0           0        (1,186)             0         (1,186)
  Other comprehensive income                0           0           0             0           (261)          (261)
                                     --------    --------    --------      --------       --------       --------
Balance, March 31, 1998                14,804    $    149    $ 27,902      $ 26,868       $   (728)      $ 54,191
                                     --------    --------    --------      --------       --------       --------
                                     --------    --------    --------      --------       --------       --------

Balance, January 1, 1999               14,804    $    149    $ 27,902      $ 28,306       $   (115)      $ 56,242
  Net income                                0           0           0         1,962              0          1,962
  Dividends                                 0           0           0        (1,184)             0         (1,184)
  Other comprehensive income                0           0           0             0           (861)          (861)
                                     --------    --------    --------      --------       --------       --------

Balance, March 31, 1999                14,804    $    149    $ 27,902      $ 29,084       $   (976)      $ 56,159
                                     --------    --------    --------      --------       --------       --------
                                     --------    --------    --------      --------       --------       --------










                             SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
THOUSANDS OF DOLLARS                                          1999        1998
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                $ 1,962    $ 2,667
  Adjustments to reconcile net income:
    Depreciation                                              1,244      1,159
    Changes in operating assets and liabilities:
      Accounts receivable                                    (1,662)    (4,140)
      Inventories                                             1,410       (324)
      Other current assets                                     (255)       432
      Accounts payable                                         (135)     1,352
      Income taxes payable                                      877      1,018
      Other liabilities                                         664      1,024
                                                            -------    -------
         Net cash provided by operations                      4,105      3,188
                                                            -------    -------

INVESTING ACTIVITIES:
 Acquisition of  property, plant and equipment                  (40)      (941)
 Proceeds from disposals of property, plant and equipment        65       --
                                                            -------    -------
         Net cash provided (used) by investing activities        25       (941)
                                                            -------    -------

FINANCING ACTIVITIES:
 Net payments under revolving line of credit                   --         (970)
 Foreign Currency Translation                                  (861)      (261)
 Dividends                                                   (1,184)    (1,186)
                                                            -------    -------
         Net cash used by financing activities               (2,045)    (2,417)
                                                            -------    -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       2,085       (170)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              1,430        366
                                                            -------    -------
CASH AND CASH EQUIVALENTS AT PERIOD-END                     $ 3,515    $   196
                                                            -------    -------
                                                            -------    -------




                             SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements of NN Ball & Roller, Inc. have not been audited by independent accountants, except for the balance sheet at December 31, 1998. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month periods ended March 31, 1999 and 1998, the Company's financial position at March 31, 1999 and December 31, 1998, and the cash flows for the three-month periods ended March 31, 1999 and 1998. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

The results for the first quarter of 1999 are not necessarily indicative of future results.


NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Inventories are comprised of the following (in thousands):


                                                      MARCH 31,  DECEMBER 31,
                                                        1999         1998
                                                    (UNAUDITED)
                                                    -----------  -----------
Raw materials                                         $ 3,151      $ 3,611
Work in process                                         2,242        2,850
Finished goods                                          7,682        8,024
                                                      -------      -------
                                                       13,075       14,485
Less - Reserve for excess and obsolete inventory           60           60
                                                      -------      -------
                                                      $13,015      $14,425
                                                      -------      -------
                                                      -------      -------

NOTE 3.  NET INCOME PER SHARE


                                          THREE MONTHS ENDED
                                                MARCH 31,
THOUSANDS OF  DOLLARS, EXCEPT            1999              1998
SHARE AND PER SHARE DATA
----------------------------------------------------------------------------- -------------- -- --------------
Net income                            $    1,962      $     2,667
Adjustments to net income                   --               --
                                      ----------      -----------
   Net income                         $    1,962      $     2,667
                                      ----------      -----------
                                      ----------      -----------

Basic shares outstanding              14,804,244       14,804,244
Effect of dilutive stock options            --               --
                                      ----------      -----------
Dilutive shares outstanding           14,804,244       14,804,244
                                      ----------      -----------
                                      ----------      -----------
Basic net income per share            $     0.13      $      0.18
                                      ----------      -----------
                                      ----------      -----------
Diluted net income per share          $     0.13      $      0.18
                                      ----------      -----------
                                      ----------      -----------



Excluded from the shares outstanding at March 31, 1999 were 501,625 of antidilutive options to purchase common shares at an exercise price of $6.38 to $15.50. Excluded from shares outstanding at March 31, 1998 were 426,500 antidilutive options to purchase common shares at an exercise price of $11.92 to $15.50.


NOTE 4.  SEGMENT INFORMATION

The Company's reportable segments represent geographic business units that offer similar products. They are managed seperately due to logistics and differences in business cultures. The Company's United States operations are distributed among two manufacturing facilities in Tennessee and one manufacturing facility in South Carolina. All of these facilities are engaged in the production of precision balls and rollers used primarily in the bearing industry. The Company's European operations are centralized in one manufacturing facility located in Kilkenny, Ireland. The facility is also engaged in the production of precision balls used primarily in the bearing industry.

The accounting policies of the segments do not differ from those of the consolidated entity. The Company evaluates segment performance based on profit or loss from operations before income taxes not including non-recurring gains or losses. The Company accounts for intersegment sales and transfers at current market prices; however, the Company did not have any material intersegment transactions in the 1999 or 1998 first quarters.


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                             1999                       1998
THOUSANDS OF DOLLARS                    U.S.       EUROPE         U.S.        EUROPE
--------------------                    ----       ------         ----        ------
Revenues from external customers      $15,613      $ 2,299      $19,852      $ 1,034
Segment profit/(loss)                   2,584          342        4,351         (120)
Segment assets                         55,243       12,940       58,770        8,147

Segment assets for U.S. and Europe at December 31, 1998 were $53.5 million and $13.4 million, respectively.

                           DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

NET SALES. Net sales decreased by approximately $3.0 million, or 14.2%, from $20.9 million for the first quarter of 1998 to $17.9 million for the first quarter of 1999. Foreign sales decreased $2.4 million, or 23.8%, from $10.1 million in the first quarter of 1998 to $7.7 million during the first quarter of 1999. The decrease in foreign net sales was due primarily to decreased sales volumes and to a lessor degree decreased selling prices to exisiting customers, largely due to general economic conditions in Asia and South America. Domestic sales decreased $0.6 million, or 4.7%, from $10.8 million in the first quarter of 1998 to $10.2 million in the first quarter of 1999. This decrease was due primarily to decreased volumes to existing customers.

GROSS PROFIT. Gross profit decreased $1.3 million, or 19.7%, from $6.7 million for the first quarter of 1998 to $5.4 million for the first quarter of 1999. As a percentage of net sales, gross profit decreased from 32.1% in the first quarter of 1998 to 30.1% for the same period in 1999. The decrease in gross profit and gross profit as a percentage of sales was due to decreased sales of 14.2% and to decreased levels of production volume and capacity utilization for the first quarter of 1999 as compared to the first quarter of 1998.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $86,000 from $1.3 million for the first quarter of 1998 to $1.2 million in 1999. As a percentage of net sales, selling, general and administrative expenses increased from 6.2% for the first quarter of 1998 to 6.8% for the same period in 1999.

DEPRECIATION. Depreciation expense increased from $1.16 million for the first quarter of 1998 to $1.24 million for the same period in 1999. This increase was due primarily to purchases of capital equipment. As a percentage of net sales, depreciation expense increased from 5.5% for the first quarter of 1998 to 6.9% for the same period in 1999.

INTEREST EXPENSE. Interest expense decreased slightly from $15,000 in the first quarter of 1998 to $1,000 during the same period in 1999.

NET INCOME. Net income decreased from $2.7 million for the first quarter of 1998 to $2.0 million for the same period in 1999. As a percentage of net sales, net income decreased from 12.8% in the first quarter of 1998 to 11.0% for the first quarter of 1999. This decrease in net income as a percentage of net sales was due primarily to decreased gross profits due to capacity utilization and increased depreciation expense as described above .

LIQUIDITY AND CAPITAL RESOURCES

In July 1997, the Company entered into a loan agreement with First American National Bank ("First American") which provides for a revolving credit facility of up to $25 million, expiring on June 30, 2000. Amounts outstanding under the revolving facility are unsecured and bear interest at a floating rate equal to, at the Company's option, either LIBOR plus 0.65% or the Fed Funds effective rate plus 1.5%. The loan agreement contains customary financial and operating restrictions on the Company, including covenants, restricting the Company, without First American's consent, from incurring additional indebtedness from, or pledging any of its assets to, other lenders and from disposing of a substantial portion of its assets. In addition, the Company is prohibited from declaring any dividend if a default exists under the revolving credit facility at the time of, or would occur as a result of, such declaration. The loan agreement also prohibits sales of property outside of the ordinary course of business. The loan agreement also contains customary financial covenants with respect to the Company, including a covenant that the Company's earnings will not decrease in any year by more than fifty percent of earnings in the Company's immediately preceding fiscal year. The Company, as of May 3, 1999 was in compliance with all such covenants.

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

Working capital, which consists principally of accounts receivable and inventories was $22.1 million at March 31, 1999 as compared to $20.9 million at December 31, 1998. The ratio of current assets to current liabilities decreased from 3.7:1 at December 31, 1998 to 3.4:1 at March 31, 1999. Cash flow from operations increased from $3.2 million during the first quarter 1998 to $4.1 million during the first quarter 1999. This increase was primarily attributed to an increase of $1.7 million in accounts receivable for the first quarter of 1999 as compared to an increase of $4.1million for the first quarter of 1998.

During 1999, the Company plans to spend approximately $3.0 million on capital expenditures (of which approximately $700,000 has been spent through March 31, 1999) including the purchase of additional machinery and equipment for all three of the Company's U.S. facilities as well as the Ireland facility. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 1999.

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

The Company expects to spend approximately $800,000 to replace its information technology systems and train personnel. As of March 31, 1999, the Company had spent approximately $600,000 on this project. The Company's expenditures for evaluating the Year 2000 issue have not been material. The Company has assigned one employee to coordinate its Year 2000 efforts, and has relied on existing personnel to evaluate its Year 2000 readiness.

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

THE EURO

The treaty on European Union provided that an economic and monetary union be established in Europe whereby a single European currency, the euro, was introduced to replace the currencies of participating member states. The euro was introduced on January 1, 1999, at which time the value of participating member state currencies were irrevocably fixed against the euro and the European Currency Unit. For the three year transitional period ending December 31, 2001, the national currencies of member states will continue to circulate but be in subunits of the euro. At the end of the transitional period, euro banknotes and coins will be issued, and the national currencies of the member states will cease to be legal tender no later than June 30, 2002.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's 2000 reporting cycle. The adoption of this standard by the Company is not expected to result in significant adjustments to existing accounting practices.

Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued by the American Institute if Certified Public Accountants in March 1998 and requires capitalization of certain internal-use computer software costs. The Company has begun to comply with the requirements of this SOP effective for its 1999 financial reporting. The standard has not had a material effect on the Company's results of operations.

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

DEPENDENCE ON MAJOR CUSTOMERS. During 1998, the Company's ten largest customers accounted for approximately 76% of its net sales. Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 37% of net sales in 1998, and sales to FAG accounted for approximately 11% of net sales. The Company currently negotiates and contracts with various purchasing units within SKF and believes that, in certain respects, such units operate independently with respect to purchasing decisions. There can be no assurance, however, that SKF will not centralize purchasing decisions in the future. None of the Company's other customers accounted for more than 10% of its net sales in 1998, but sales to two of its customers each represented more than 5% of the Company's 1998 net sales. the loss of all or a substantial portion of sales to these customers would have a material adverse effect on the Company's business.

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



                                              NN Ball & Roller, Inc.
                                        -------------------------------------
                                                      (Registrant)

         May 7, 1999                          /s/ Roderick R. Baty
Date:  --------------                   -------------------------------------

                                        Roderick R. Baty, President and Chief
                                                  Executive Officer
                                              (Duly Authorized Officer)

         May 7, 1999                             /s/ David L. Dyckman
Date:  --------------                   -------------------------------------
                                                     David L. Dyckman
                                             Chief Financial Officer and
                                                      Vice President
                                              (Principal Financial Officer)
                                                (Duly Authorized Officer)

         May 7, 1999                             /s/ William C. Kelly, Jr.
Date:  --------------                   -------------------------------------
                                                 William C. Kelly, Jr.,
                                          Treasurer, Assistant Secretary and
                                                Chief Accounting Officer
                                            (Principal Accounting Officer)
                                                (Duly Authorized Officer)