Form 10-Q
period 1999-06-30
NN BALL & ROLLER INC
filed 1999-08-12
CIK 918541

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

                  For the quarterly period ended JUNE 30, 1999
                                                 -------------

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

As of August 12, 1999 there were 15,244,308 shares of the registrant's common stock, par value $0.01 per share, outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NN BALL & ROLLER, INC.

                                      INDEX


                                                                                                   Page No.
                                                                                                   --------
PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Condensed Statements of Income and Comprehensive Income for the
                     three and six months ended June 30, 1999 and 1998                               2

                  Condensed Balance Sheets at June 30, 1999 and December 31, 1998                    3

                  Condensed Statements of Changes in Stockholders' Equity
                     for the six months ended June 30, 1999 and 1998                                 4

                  Condensed Statements of Cash Flows for the six months
                     ended June 30, 1999 and 1998                                                    5

                  Notes to Condensed Financial Statements                                            6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                             9


PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                               14

Item 5.           Other Information                                                                 14

Item 6.           Exhibits and Reports on Form 8-K                                                  14

Signatures                                                                                          15

Index To Exhibits                                                                                   16


                          PART I. FINANCIAL INFORMATION

                             NN BALL & ROLLER, INC.
             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
THOUSANDS OF  DOLLARS, EXCEPT PER SHARE DATA         1999           1998          1999            1998
----------------------------------------------------------------------------------------------------------
Net sales                                      $     17,475    $     19,674   $     35,387    $     40,560
Cost of goods sold                                   12,591          13,563         25,114          27,740
                                               ------------    ------------   ------------    ------------
  Gross profit                                        4,884           6,111         10,273          12,820

Selling, general and administrative                   1,027           1,530          2,245           2,834
Depreciation                                          1,231           1,179          2,475           2,338
                                               ------------    ------------   ------------    ------------
Income from operations                                2,626           3,402          5,553           7,648

Interest expense                                          8              18              9              33
                                               ------------    ------------   ------------    ------------
Income before provision for income taxes              2,618           3,384          5,544           7,615
Provision for income taxes                              903           1,060          1,867           2,624
                                               ------------    ------------   ------------    ------------
     Net income                                $      1,715    $      2,324   $      3,677    $      4,991

Other comprehensive income:
     Foreign currency translation                      (426)             72         (1,287)           (189)
                                               ------------    ------------   ------------    ------------
     Other comprehensive income                        (426)             72         (1,287)           (189)
                                               ------------    ------------   ------------    ------------
                                               ------------    ------------   ------------    ------------
     Comprehensive income                      $      1,289    $      2,396   $      2,390    $      4,802
                                               ------------    ------------   ------------    ------------
                                               ------------    ------------   ------------    ------------

  Net income per common share                  $       0.12    $       0.16   $       0.25    $       0.34
                                               ------------    ------------   ------------    ------------
                                               ------------    ------------   ------------    ------------

Weighted average number of
  shares outstanding                             14,807,850      14,827,626     14,805,688      14,810,770
                                               ------------    ------------   ------------    ------------
                                               ------------    ------------   ------------    ------------



                             SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
                            CONDENSED BALANCE SHEETS


                                                             JUNE 30,     DECEMBER 31,
                                                              1999            1998
THOUSANDS OF  DOLLARS                                      (UNAUDITED)
--------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $ 5,449         $ 1,430
  Accounts receivable, net                                   13,946          11,643
  Inventories, net                                           10,371          14,425
  Other current assets                                        1,248           1,073
                                                            -------         -------
     Total current assets                                    31,014          28,571

Property, plant and equipment, net                           36,010          38,289
                                                            -------         -------
     Total assets                                           $67,024         $66,860
                                                            -------         -------
                                                            -------         -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $ 4,050         $ 4,451
  Accrued vacation expense                                      662             431
  Deferred Income                                               705             828
  Income taxes payable                                          334             786
  Other current liabilities                                   2,029           1,142
                                                            -------         -------
     Total current liabilities                                7,780           7,638

Deferred income taxes                                         2,980           2,980
                                                            -------         -------
     Total liabilities                                       10,760          10,618

     Total stockholders' equity                              56,264          56,242
                                                            -------         -------

     Total liabilities and stockholders' equity             $67,024         $66,860
                                                            -------         -------
                                                            -------         -------




                             SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                 ACCUMULATED
                                              COMMON STOCK         ADDITIONAL      RETAINED         OTHER
                                          NUMBER          PAR       PAID IN        EARNINGS     COMPREHENSIVE
THOUSANDS OF DOLLARS                     OF SHARES       VALUE      CAPITAL        (DEFICIT)        INCOME       TOTAL
-------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                   14,804         $149       $27,902         $25,387         $(467)       $52,971
   Net income                                                                          4,991                        4,991
   Dividends                                                                          (2,369)                      (2,369)
   Other comprehensive income                                                                         (189)          (189)
                                           ------         ----       -------         -------       -------        -------
Balance, June 30, 1998                     14,804         $149       $27,902         $28,009         $(656)       $55,404
                                           ------         ----       -------         -------       -------        -------
                                           ------         ----       -------         -------       -------        -------

Balance, January 1, 1999                   14,804         $149       $27,902         $28,306         $(115)       $56,242
  Net income                                                                           3,677                        3,677
  Dividends                                                                           (2,368)                      (2,368)
  Other comprehensive income                                                                        (1,287)        (1,287)
                                           ------         ----       -------         -------       -------        -------
Balance, June 30, 1999                     14,804         $149       $27,902         $29,615       $(1,402)       $56,264
                                           ------         ----       -------         -------       -------        -------
                                           ------         ----       -------         -------       -------        -------



                             SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
THOUSANDS OF  DOLLARS                                                                 1999          1998
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                           $3,677        $4,991
  Adjustments to reconcile net income:
    Depreciation                                                                        2,475         2,338
    Changes in operating assets and liabilities:
      Accounts receivable                                                              (2,303)       (4,373)
      Inventories                                                                       4,054          (380)
      Taxes refundable/payable                                                           (452)         (221)
      Other current assets                                                               (175)          394
      Accounts payable                                                                   (401)        1,551
      Other liabilities                                                                   995           564
                                                                                   -----------    ----------
         Net cash provided by operating activities                                      7,870         4,864
                                                                                   -----------    ----------

INVESTING ACTIVITIES:
 Acquisition of plant, property, and equipment                                           (261)       (2,626)
 Proceeds from disposals of property, plant and equipment                                  65           --
                                                                                   -----------    ----------
         Net cash used by investing activities                                           (196)       (2,626)
                                                                                   -----------    ----------

FINANCING ACTIVITIES:
 Proceeds under revolving credit facility                                                 --         1,170
 Dividends                                                                             (2,368)       (2,369)
 Effect of currency translation                                                        (1,287)         (189)
                                                                                   -----------    ----------
         Net cash (used) by financing activities                                       (3,655)       (1,388)
                                                                                   -----------    ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 4,019           850
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        1,430           366
                                                                                   -----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 5,449        $1,216
                                                                                   -----------    ----------
                                                                                   -----------    ----------



                             SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements of NN Ball & Roller, Inc. have not been audited by independent accountants, except for the balance sheet at December 31, 1998. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 1999 and 1998, the Company's financial position at June 30, 1999 and December 31, 1998, and the cash flows for the six month periods ended June 30, 1999 and 1998. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

The results for the first and second quarters of 1999 are not necessarily indicative of future results.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Inventories are comprised of the following (in thousands):


                                                            JUNE 30,       DECEMBER 31,
                                                              1999             1998
                                                           (UNAUDITED)
                                                          ------------    -------------
Raw materials                                                $  2,581         $  3,611
Work in process                                                 1,755            2,850
Finished goods                                                  6,095            8,024
                                                          ------------    -------------
                                                               10,431           14,485
Less - Reserve for excess and obsolete inventory                   60               60
                                                          ------------    -------------
                                                             $ 10,371         $ 14,425
                                                          ------------    -------------
                                                          ------------    -------------


NOTE 3.  NET INCOME PER SHARE


                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        JUNE 30,                            JUNE 30,
                                                 1999               1998               1999           1998
THOUSANDS OF  DOLLARS, EXCEPT  SHARE AND PER SHARE DATA
----------------------------------------------------------------------------------------------------------------
Net income                                      $     1,715      $     2,324       $     3,677       $     4,991
Adjustments to net income                                --               --                --                --
                                                -----------      -----------       -----------       -----------
   Net income                                   $     1,715      $     2,324       $     3,677       $     4,991
                                                -----------      -----------       -----------       -----------
                                                -----------      -----------       -----------       -----------

Basic shares outstanding                         14,804,244       14,804,244        14,804,244        14,804,244
Effect of dilutive stock options                      3,606           23,382             1,444             6,526
                                                -----------      -----------       -----------       -----------
Dilutive shares outstanding                      14,807,850       14,827,626        14,805,688        14,810,770
                                                -----------      -----------       -----------       -----------
                                                -----------      -----------       -----------       -----------
Basic net income per share                      $      0.12      $      0.16       $      0.25       $      0.34
                                                -----------      -----------       -----------       -----------
                                                -----------      -----------       -----------       -----------
Diluted net income per share                    $      0.12      $      0.16       $      0.25       $      0.34
                                                -----------      -----------       -----------       -----------
                                                -----------      -----------       -----------       -----------


Excluded from the shares outstanding for the second quarter ended June 30, 1999 and 1998 were 438,125 and 70,750 antidilutive options, respectively, which had exercise prices ranging from $6.38 to $15.50 and $12.50 to $15.50. Excluded from the shares outstanding for the six months ended June 30, 1999 and 1998 were 510,125 and 426,500 antidilutive options, respectively, which had exercise prices ranging from $6.00 to $15.50 and $11.13 to $15.50.

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

The accounting policies of the segments do not differ from those of the consolidated entity. The Company evaluates segment performance based on profit or loss from operations before income taxes not including non-recurring gains or losses. The Company accounts for intersegment sales and transfers at current market prices; however, the Company did not have any material intersegment transactions during the three or six-month period ended June 30, 1999.


                                                                          THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                  1999                             1998
THOUSANDS OF DOLLARS                                      U.S.            EUROPE            U.S.           EUROPE
-----------------------------------------------------------------------------------------------------------------
Revenues from external customers                        $15,491           $ 1,984         $18,028         $ 1,646
Segment profit/(loss)                                     2,438               180           3,407             (23)
Segment assets                                           54,670            12,354          57,948          11,043



                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                  1999                            1998
THOUSANDS OF DOLLARS                                     U.S.              EUROPE          U.S.           EUROPE
-----------------------------------------------------------------------------------------------------------------
Revenues from external customers                        $31,104           $ 4,283         $37,880          $2,680
Segment profit/(loss)                                     5,022               522           7,758            (143)
Segment assets                                           54,670            12,354          57,948          11,043




Segment assets for U.S. and Europe at December 31, 1998 were $53.5 million and $13.4 million, respectively.

NOTE 5.  SUBSEQUENT EVENT

Effective July 4, 1999 the Company acquired substantially all of the assets and assumed certain liabilities of Earsley Capital Corporation, a Nevada corporation and successor to and formerly known as Industrial Molding Corporation ("IMC"). IMC, located in Lubbock, Texas, operates as a premier full-service designer and manufacturer of precision plastic injection molded components. The Company plans to continue the operation of the IMC business as a subsidiary entity. The Company paid consideration of approximately $26 million, consisting of cash in the amount of $23.5 million and 440,038 shares of its common stock, for the net assets acquired from IMC. Cash used in the acquisition was obtained from the Company's existing line of credit with First American Bank.

IMC reported earnings of $1.9 million and $1.2 million on net sales of $28.1 million and $13.7 million for the year ended January 2, 1998 and the six-month period ended July 4, 1999, respectively. Net assets of IMC which were acquired by the Company approximated $13.7 million and $16 million at January 2, 1999 and July 4, 1999, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

NET SALES. Net sales decreased by approximately $2.2 million, or 11.2%, from $19.7 million for the second quarter of 1998 to $17.5 million for the second quarter of 1999. Foreign sales decreased $1.4 million, or 15.0%, from $9.3 million in the second quarter of 1998 to $7.9 million during the second quarter of 1999. The decrease in foreign sales was due primarily to decreased global demand for the Company's products due to weak sales volumes and to a lessor degree decreased selling prices to existing customers. Domestic sales decreased $800,000, or 7.7%, from $10.4 million in the second quarter of 1998 to $9.6 million in the second quarter of 1999. This decrease was due primarily to decreased sales to existing customers.

GROSS PROFIT. Gross profit decreased $1.2 million or 20.0%, from $6.1 million for the second quarter of 1998 to $4.9 million for the second quarter of 1999. As a percentage of net sales, gross profit decreased from 31.1% in the second quarter of 1998 to 27.9% for the same period in 1999. This decrease in gross profit as a percentage of net sales was due primarily to decreased levels of volume during the second quarter of 1999 as compared to the second quarter of 1998 and related capacity under-utilization. Also, planned inventory reductions of approximately $2.6 million during the 1999 second quarter contributed to the decrease.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by $503,000 or 32.9%, from $1.5 million in the second quarter of 1998 to $1.0 million in the second quarter of 1999. This decrease was due primarily to lower salary, travel and advertising expenses. As a percentage of net sales, selling, general and administrative expenses decreased from 7.8% for the second quarter of 1998 to 5.9% for the same period in 1999.

DEPRECIATION. Depreciation expense increased from $1.18 million for the second quarter of 1998 to $1.23 million for the same period in 1999. As a percentage of net sales, depreciation expense increased from 6.0% in the second quarter of 1998 to 7.0% in the second quarter of 1999.

INTEREST EXPENSE. Interest expense decreased from $18,000 in the second quarter of 1998 to $8,000 during the same period in 1999.

NET INCOME. Net income decreased by $609,000 or 26.2%, from $2.3 million for the second quarter of 1998 to $1.7 million for the same period in 1999. As a percentage of net sales, net income decreased from 11.8% in the second quarter of 1998 to 9.8% for the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

NET SALES. Net sales decreased by approximately $5.2 million, or 12.7%, from $40.6 million for the first six months of 1998 to $35.4 million for the same period in 1999. Foreign sales decreased $3.8 million, or 19.6%, from $19.4 million in the first six months of 1998 to $15.6 million during the same period of 1999. The decrease in foreign sales was due primarily to decreased global demand for the Company's products due to weak sales volumes and to a lessor degree decreased selling prices to existing customers. Domestic sales decreased $1.4 million, or 6.6%, from $21.2 million in the first six months of 1998 to $19.8 million in the same period of 1999. This decrease was due primarily to decreased sales to existing customers.

GROSS PROFIT. Gross profit decreased $2.5 million, or 19.9%, from $12.8 million for the first six months of 1998 to $10.3 million for the same period of 1999. As a percentage of net sales, gross profit decreased from 31.7% in the first six months of 1998 to 29.0% in the same period of 1999. This decrease in gross profit as a percentage of net sales was due primarily to decreased levels of volume during the first half of 1999 as compared to the first half of 1998 and related capacity under-utilization. Also, planned inventory reductions of approximately $4.0 million since the beginning of the year contributed to the decline.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by $589,000, or 20.8%, from $2.8 million in the first six months of 1998 to $2.2 million in the same period of 1999. This decrease was due primarily to lower salary, travel and advertising expenses. As a percentage of net sales, selling, general and administrative expenses decreased from 7.0% in the first six months of 1998 to 6.3% for the same period in 1999.

DEPRECIATION. Depreciation expense increased from $2.3 million for the first six months of 1998 to $2.5 million for the same period in 1999. This increase was due primarily to purchases of capital equipment. As a percentage of net sales, depreciation expense increased from 5.8% for the first six months of 1998 to 7.0% for the same period in 1999.

INTEREST EXPENSE. Interest expense decreased from $33,000 in the first six months of 1998 to $9,000 during the same period in 1999.

NET INCOME. Net income decreased by $1.3 million, or 26.3%, from $5.0 million for the first six months of 1998 to $3.7 million for the same period for 1999. As a percentage of net sales, net income decreased from 12.3% for the first six months of 1998 to 10.4% for the same period for 1999.

LIQUIDITY AND CAPITAL RESOURCES

In July 1997, the Company entered into a loan agreement with First American National Bank ("First American") which provides for a revolving credit facility of up to $25 million, expiring on June 30, 2000. Amounts outstanding under the revolving facility are unsecured and bear interest at a floating rate equal to, at the Company's option, either LIBOR plus 0.65% or the Fed Funds effective rate plus 1.5%. The loan agreement contains customary financial and operating restrictions on the Company, including covenants, restricting the Company, without First American's consent, from incurring additional indebtedness from, or pledging any of its assets to, other lenders and from disposing of a substantial portion of its assets. In addition, the Company is prohibited from declaring any dividend if a default exists under the revolving credit facility at the time of, or would occur as a result of, such declaration. The loan agreement also prohibits sales of property outside of the ordinary course of business. The loan agreement also contains customary financial covenants with respect to the Company, including a covenant that the Company's earnings will not decrease in any year by more than fifty percent of earnings in the Company's immediately preceding fiscal year. The Company, as of August 9, 1999 was in compliance with all such covenants.

In July 1999, the Company borrowed $18.5 million under the revolving credit facility in order to execute its purchase of selected assets of Earsley Capital Corporation. As a result of this transaction, management is in the process of renegotiating the terms of the revolving credit facility with First American.

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

The Company bills and receives payment from some of its foreign customers in their local currency. To date, the Company has not been materially adversely affected by currency fluctuations or foreign exchange restrictions. Nonetheless, as a result of these sales, the Company's foreign exchange risk has increased. Various strategies to manage this risk are under development and implementation, including a hedging program. In addition, a strengthening of the U.S. dollar against foreign currencies could impair the ability of the Company to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories, was $23.2 million at June 30, 1999 as compared to $20.9 million at December 31, 1998. The ratio of current assets to current liabilities increased from 3.7:1 at December 31, 1998 to 4.0:1 at June 30, 1999. Cash flow from operations increased from $4.9 million during the six months of 1998 to $7.9 million during the first six months of 1999. This increase was primarily attributed to a decrease of $4.0 million in inventories for the first half of 1999 as compared to an increase of $380,000 for the first half of 1998.

During 1999, the Company plans to spend approximately $3.0 million on capital expenditures (of which approximately $1.2 million has been spent through June 30, 1999) including the purchase of additional machinery and equipment for all three of the Company's U.S. facilities as well as the Ireland facility. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 1999.

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

The Company has conducted a comprehensive evaluation of both its information technology systems and non-information technology systems to determine if there would be a Year 2000 problem with these systems. Prior to that evaluation, however, the Company had decided to upgrade its information technology systems. The systems the Company has installed have been certified by the vendor to be Year 2000 compliant. The Company also evaluated its non-information technology systems and received certification by the manufacturers of that equipment that they are Year 2000 compliant.

As of June 30, 1999, the Company has sustantially completed these system upgrades. The Company has also developed contingency plans that it believes would permit it to continue operating without causing any material harm to the results of operations.

The Company has spent approximately $800,000 to replace its information technology systems and train personnel. The Company has assigned one employee to coordinate its Year 2000 efforts, and has relied on existing personnel to evaluate its Year 2000 readiness.

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

THE EURO

The treaty on European Union provided that an economic and monetary union be established in Europe whereby a single European currency, the Euro, was introduced to replace the currencies of participating member states. The Euro was introduced on January 1, 1999, at which time the value of participating member state currencies were irrevocably fixed against the Euro and the European Currency Unit. For the three year transitional period ending December 31, 2001, the national currencies of member states will continue to circulate but be in subunits of the Euro. At the end of the transitional period, Euro banknotes and coins will be issued, and the national currencies of the member states will be legal tender no later than June 30, 2002.

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


CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company wishes to caution readers that this report and future filings by the Company, press releases and oral statements made by the Company's authorized representatives may contain, forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those expressed in such forward looking statements due to important factors bearing on the Company's business, many of which already have been discussed in this filling and in the Company's prior filings.

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

DEPENDENCE ON MAJOR CUSTOMERS. During 1998, the Company's ten largest customers accounted for approximately 76% of its net sales. Sales to various US and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 37% of net sales in 1998, and sales to FAG accounted for approximately 11% of net sales. None of the Company's other customers accounted for more than 10% of its net sales in 1998, but sales to three of its customers each represented more than 5% of the Company's 1998 net sales. The loss of all or a substantial portion of sales to these customers would have a material adverse effect on the Company's business.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on May 13, 1999. As of March 19, 1999, the record date for the meeting, there were 14,804,271 shares of common stock outstanding and entitled to vote at the meeting. There were present at said meeting, in person or by proxy, stockholders holding 12,733,060 shares of common stock, constituting approximately 86% of the shares of common stock outstanding and entitled to vote, which constituted a quorum.

The first matter voted upon at the meeting was the election of G. Ronald Morris and Steven T. Warshaw as Class II Directors to serve for three-year terms. The results of the voting in connection with such elections were as follows:


                                      FOR                            WITHHELD
G. Ronald Morris                  12,168,045                          565,015
Steven T. Warshaw                 12,173,134                          559,926



Accordingly, all nominees were elected to serve until the 2002 Annual Meeting of Stockholders and until their successors are duly elected and qualified. In addition to the foregoing directors, Richard D. Ennen and Roderick R. Baty are serving terms to expire at the 2000 Annual Meeting of Stockholders, and Michael
D. Huff and Michael E. Werner are serving terms which are to expire at the 2001 Annual Meeting of Stockholders. Mr. Ennen, the Company's founder, continues in his position as Chairman of the Company's Board of Directors.

The second matter voted upon at the 1999 Annual Meeting of Stockholders was the approval of an amendment to the Company's Stock Incentive Plan (the "Plan") to increase the number of shares available for issuance pursuant to awards made under the Plan from 1,125,000 to 1,625,000. The vote was 12,630,082 For and 2,095,810 Against, and there were 850,588 Abstentions.

The Third matter voted upon at the 1999 Annual Meeting of Stockholders was the ratification of PricewaterhouseCoopers, LLP as independent public accountants to audit the Company's accounts for the fiscal year ending December 31, 1999. The vote was 12,706,844 For and 22,972 Against, and there were 3,244 Abstentions.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits Required by Item 601 of Regulation S-K

                 27       Financial Data Schedules (for information of SEC only)

(b) No reports on Form 8-K were filed during the quarter ending June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NN Ball & Roller, Inc.
                                      ------------------------------------------
                                                     (Registrant)


Date:    August 12, 1999                         /s/ Roderick R. Baty
-----------------------------         ------------------------------------------
                                                Roderick R. Baty,
                                           President and Chief Executive
                                                     Officer
                                              (Duly Authorized Officer)


Date:    August 12, 1999                       /s/ David Dyckman
-----------------------------         ------------------------------------------
                                                   David Dyckman
                                               Chief Financial Officer
                                            (Principal  Financial Officer)
                                               (Duly Authorized Officer)


Date:    August 12, 1999                       /s/ William C. Kelly, Jr.
-----------------------------         ------------------------------------------
                                                   William C. Kelly, Jr.,
                                                Treasurer, Secretary and
                                                Chief Accounting Officer
                                                 (Principal Accounting Officer)
                                                (Duly Authorized Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                                      Description
------                                      -----------
27                Financial Data Schedules (for information of SEC only)
