Form 10-Q
period 1999-09-30
NN BALL & ROLLER INC
filed 1999-11-15
CIK 918541

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 1999
or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to

Commission File Number 0-23486

NN Ball & Roller, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1096725 (I.R.S. Employer Identification Number)

800 Tennessee Road Erwin, Tennessee 37650
(Address of principal executive offices, including zip code)

(423) 743-9151
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of November 12, 1999 there were 15,244,308 shares of the registrant's common stock, par value $0.01 per share, outstanding.

NN Ball & Roller, Inc.

INDEX

		Page No.

Part I.	Financial Information
Item 1.	Financial Statements:
	Condensed Statements of Income for the three and nine months ended September 30, 1999 and 1998	2
	Condensed Balance Sheets at September 30, 1999 and December 31, 1998	3
	Condensed Statements of Changes in Stockholders' Equity for the nine months ended September 30, 1999 and 1998	4
	Condensed Statements of Cash Flows for the nine months ended September 30, 1999 and 1998	5
	Notes to Condensed Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Part II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	14
Signatures		15

PART I. FINANCIAL INFORMATION

NN Ball & Roller, Inc.

Condensed Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	Thousands of Dollars, Except Per Share Data

Net sales	$25,601	$16,789	$60,988	$57,349
Cost of goods sold	18,289	12,162	43,403	39,902

Gross profit	7,312	4,627	17,585	17,447
Selling, general and administrative	2,223	1,530	4,468	4,364
Depreciation and Amortization	1,821	1,212	4,296	3,550

Income from operations	3,268	1,885	8,821	9,533
Interest expense	247	22	256	55

Income before provision for income taxes	3,021	1,863	8,565	9,478
Provision for income taxes	1,077	738	2,944	3,362

Net income	$1,944	$1,125	$5,621	$6,116
Other comprehensive income:
Foreign currency translation	391	392	(896)	203

Other comprehensive income	391	392	(896)	203

Comprehensive income	$2,335	$1,517	$4,725	$6,319

Net income per common share:	$0.13	$0.08	$0.37	$0.41

Weighted average number of shares outstanding	15,316,940	14,804,244	15,263,814	14,807,723

See accompanying notes.

NN Ball & Roller, Inc.

Condensed Balance Sheets

	September 30, 1999	December 31, 1998
	(Unaudited)
	Thousands of Dollars

Assets
Current assets:
Cash and cash equivalents	$1,889	$1,430
Accounts receivable, net	21,060	11,643
Inventories, net	13,142	14,425
Other current assets	1,225	1,073

Total current assets	37,316	28,571
Property, plant and equipment, net	43,897	38,289
Goodwill, net	12,982	—
Other assets	725	—

Total assets	$94,920	$66,860

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,167	$4,451
Accrued salaries & wages	555	192
Accrued vacation expense	883	431
Accrued bonus	1,881	—
Deferred income	1,004	828
Income taxes payable	1,326	786
Other current liabilities	1,531	950

Total current liabilities	13,347	7,638
Revolving line of credit	18,714	—
Deferred income taxes	2,980	2,980

Total liabilities	35,041	10,618
Total stockholders' equity	59,879	56,242

Total liabilities and stockholders' equity	$94,920	$66,860

See accompanying notes.

NN Ball & Roller, Inc.

Condensed Statements of Changes in Stockholders' Equity

(Unaudited)

	Common stock
	Number Of shares	Par value	Additional paid in capital	Retained earnings	Other comprehensive income	Total
	Thousands of Dollars

Balance, January 1, 1998	14,804	$149	$27,902	$25,387	$(467)	$52,971
Net income				6,116		6,116
Dividends				(3,553)		(3,553)
Other comprehensive income (loss)					203	203

Balance, September 30, 1998	14,804	$149	$27,902	$27,950	$(264)	$55,737

Balance, January 1, 1999	14,804	$149	$27,902	$28,306	$(115)	$56,242
Net income				5,621		5,621
Dividends paid				(3,588)		(3,588)
Acquisition	440	4	2,496			2,500
Other comprehensive income					(896)	(896)

Balance, September 30, 1999	15,244	$153	$30,398	$30,339	$(1,011)	$59,879

See accompanying notes.

NN Ball & Roller, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	1999	1998
	Thousands of Dollars

Operating Activities:
Net income	$5,621	$6,116
Adjustments to reconcile net income:
Depreciation and amortization	4,296	3,550
Changes in operating assets and liabilities:
Accounts receivable	(3,518)	(165)
Inventories	5,101	(1,857)
Income taxes	409	335
Other current assets	(66)	(82)
Other assets	29	—
Accounts payable	624	96
Accrued bonuses	1,485	—
Other liabilities	902	1,999

Net cash provided by operating activities	14,883	9,992

Investing Activities:
Acquisition of plant, property, and equipment	(1,240)	(4,645)
Acquisition of IMC	(27,414)	—

Net cash used by investing activities	(28,654)	(4,645)

Financing Activities:
Proceeds (payments) under revolving credit facility	18,714	(1,480)
Dividends	(3,588)	(3,553)
Cumulative effect of currency translation	(896)	203

Net cash Provided (used) by financing activities	14,230	(4,830)

Net Change in Cash and Cash Equivalents	459	517
Cash and Cash Equivalents at Beginning of Period	1,430	366

Cash and Cash Equivalents at End of Period	$1,889	$883

See accompanying notes.

NN Ball & Roller, Inc.
Notes To Condensed Financial Statements

Note 1. Interim Financial Statements

    The accompanying condensed financial statements of NN Ball & Roller, Inc. have not been audited by independent accountants, except for the balance sheet at December 31, 1998. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 1999 and 1998, the Company's financial position at September 30, 1999 and December 31, 1998, and the cash flows for the nine month periods ended September 30, 1999 and 1998. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

    The results for the first three quarters of 1999 are not necessarily indicative of future results.

Note 2. Inventories

    Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

    Inventories are comprised of the following (in thousands):

	September 30, 1999	December 31, 1998
	(Unaudited)

Raw materials	$3,408	$3,611
Work in process	2,396	2,850
Finished goods	7,398	8,024

	13,202	14,485
Less—Reserve for excess and obsolete inventory	60	60

	$13,142	$14,425

Note 3. Net Income Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	Thousands of Dollars, Except Share and Per Share Data

Net income	$1,944	$1,125	$5,621	$6,116
Adjustments to net income	—	—	—	—

Net income	$1,944	$1,125	$5,621	$6,116

Basic shares outstanding	15,244,282	14,804,244	15,244,282	14,804,244
Effect of dilutive stock options	72,658	—	19,532	3,479

Dilutive shares outstanding	15,316,940	14,804,244	15,263,814	14,807,723

Basic net income per share	$0.13	$0.08	$0.37	$0.41

Diluted net income per share	$0.13	$0.08	$0.37	$0.41

    Excluded from the shares outstanding for the third quarter ended September 30, 1999 and 1998 were 470,125 and 501,375 antidilutive options, respectively, which had exercise prices ranging from $9.39 to $15.50 and $9.39 to $15.50. Excluded from the shares outstanding for the nine months ended September 30, 1999 and 1998 were 510,125 and 466,500 antidilutive options, respectively, which had exercise prices ranging from $6.38 to $15.50 and $10.44 to $15.50.

Note 4. Segment Information

    In connection with the Company's acquisition of certain assets and liabilities of Earsley Capital Corporation in July 1999, the Company has chosen to realign its reportable segments on the basis of manufactured products. As a result of this realignment, the Company now has two reportable segments which include balls & rollers and plastics. The Company's ball & roller operations are distributed among two manufacturing facilities in Tennessee, one manufacturing facility in South Carolina and one manufacturing facility in Kilkenny, Ireland.. All of these facilities are engaged in the production of precision balls and rollers used primarily in the bearing industry. The Company's plastic operations are located in two manufacturing facilities located in Lubbock, Texas. The facility is engaged in the production of precision plastic injection molded components.

    The accounting policies of the segments do not differ from those of the consolidated entity. The Company evaluates segment performance based on profit or loss from operations before income taxes not including non-recurring gains or losses. The Company accounts for intersegment sales and transfers at current market prices; however, the Company did not have any material intersegment transactions during the three or nine-month period ended September 30, 1999. Restatement of prior period segment information has not been provided because the ball & roller segment represents the consolidation of the two previously reported geographic segments.

	Three Months Ended September 30,
	1999		1998
	Ball & Roller	Plastics	Ball & Roller	Plastics
	Thousands of Dollars

Revenues from external customers	$15,993	$9,608	$16,789	$—
Segment profit	2,324	697	1,863	—
Segment assets	61,465	33,455	66,989	—
Revenues from external customers	$51,380	$9,608	$57,349	$—
Segment profit/(loss)	7,868	697	9,478	—
Segment assets	61,465	33,455	66,989	—

    Segment assets for balls and rollers and plastics at December 31, 1998 were $66.9 million and $0, respectively.

Note 5. Acquisition

    Effective July 4, 1999 the Company acquired substantially all of the assets and assumed certain liabilities of Earsley Capital Corporation, a Nevada corporation and successor to and formerly known as Industrial Molding Corporation ("IMC"). IMC, located in Lubbock, Texas, operates as a premier full-service designer and manufacturer of precision plastic injection molded components. The Company plans to continue the operation of the IMC business as a subsidiary entity. The Company paid consideration of approximately $29 million, consisting of cash in the amount of $26.7 million and 440,038 shares of its common stock, for the net assets acquired from IMC. Cash used in the acquisition was obtained from the Company's existing line of credit with First American Bank.

    IMC reported earnings of $1.9 million and $1.2 million on net sales of $28.1 million and $13.7 million for the year ended January 2, 1998 and the six-month period ended July 4, 1999, respectively. Net assets of IMC which were acquired by the Company approximated $13.7 million and $16 million at January 2, 1999 and July 4, 1999, respectively.

    The following unaudited pro forma summary presents the financial information as if the Company's acquisition had occurred on January 1, 1999+. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 1999, nor is it indicative of future results.

	Nine Months Ended September 30,
Thousands of Dollars
	1999	1998

Revenues from external customers	$77,255	$79,897
Net profit	5,305	6,371
EPS	$0.35	$0.42

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

    Net Sales.  Net sales increased by approximately $8.8 million, or 52.5%, from $16.8 million for the third quarter of 1998 to $25.6 million for the third quarter of 1999. The IMC acquisition accounted for $9.6 million in net sales for the 1999 third quarter. For the Ball & Roller division, foreign sales increased $1.3 million, or 21.0%, from $6.2 million in the third quarter of 1998 to $7.5 million during the third quarter of 1999. The increase in foreign sales was due to increased sales to several different customers as a result of the impact of the relative weakening of the U.S. dollar against world currencies. Domestic sales decreased $2.1 million, or 19.8%, from $10.6 million in the third quarter of 1998 to $8.5 million in the third quarter of 1999. The IMC Plastic net sales of $9.6 million during the 1999 third quarter were to domestic customers only.

    Gross Profit.  Gross profit increased $2.7, or 58.0%, from $4.6 million for the third quarter of 1998 to $7.3 million for the third quarter of 1999. The IMC acquisition accounted for $2.5 million of the increase. As a percentage of net sales, gross profit increased from 27.6% in the third quarter of 1998 to 28.6% for the same period in 1999. This increase in gross profit as a percentage of net sales was due primarily to operating initiatives implemented by management to optimize production mix given the decreased levels of volume in the third quarter of 1999 as compared to the third quarter of 1998.

    Selling, General and Administrative.  Selling, general and administrative expenses increased from $1.5 million in the third quarter of 1998 to $2.2 million in the third quarter of 1999. The acquisition of IMC accounted for $911,000 of the increase and was partially offset by decreased costs in the Ball & Roller division. As a percentage of net sales, selling, general and administrative expenses decreased from 9.1% for the third quarter of 1998 to 8.7% for the same period in 1999.

    Depreciation.  Depreciation expense increased from $1.2 million for the third quarter of 1998 to $1.8 million for the same period in 1999. This increase was due to the addition of depreciation and amortization expense associated with the IMC acquisition. As a percentage of net sales, depreciation expense decreased slightly from 7.2% for in the third quarter of 1998 to 7.1% in the third quarter of 1999.

    Net Income.  Net income increased by $819,000, or 72.8%, from $1.1 million for the third quarter of 1998 to $1.9 million for the same period in 1999. The IMC acquisition added $433,000 to third quarter 1999 net income. As a percentage of net sales, net income increased from 6.7% in the third quarter of 1998 to 7.6% for the third quarter of 1999.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

    Net Sales.  Net sales increased by approximately $3.6 million, or 6.3%, from $57.3 million for the first nine months of 1998 to $61.0 million for the same period in 1999. The IMC acquisition accounted for $9.6 million in additional sales for the nine-month period ended September 30, 1999. For the Ball & Roller division, foreign sales decreased $2.5 million, or 9.8%, from $25.6 million in the first nine months of 1998 to $23.1 million during the same period of 1999. The decrease in foreign sales was due primarily to the financial crisis in Asia and the impact of the relative strength of the U.S. dollar against world currencies in the first two quarters of the current year. Domestic sales decreased $3.4 million, or 10.7%, from $31.7 million in the first nine months of 1998 to $28.3 million in the same period of 1999.

    Gross Profit.  Gross profit increased $138,000, or 0.8%, from $17.4 million for the first nine months of 1998 to $17.6 million for the same period of 1999. The IMC acquisition accounted for $2.5 million in increased gross profit but was mostly offset by increased costs associated with capacity under-utilization in the Ball & Roller division due to decreased levels of volume during the first nine months of 1999 as well as the short-term impact of the Company's inventory reduction efforts. As a percentage of net sales, gross profit decreased from 30.4% in the first nine months of 1998 to 28.8% in the same period of 1999.

    Selling, General and Administrative.  Selling, general and administrative expenses increased by $104,000, or 2.4%, from $4.4 million in the first nine months of 1998 to $4.5 million in the same period of 1999. This increase was due primarily to the third quarter 1999 selling, general and administrative expenses of IMC of $911,000. This increase was largely offset by decreased costs associated with the Ball and Roller division. As a percentage of net sales, selling, general and administrative expenses decreased from 7.6% in the first nine months of 1998 to 7.3% for the same period in 1999.

    Depreciation.  Depreciation expense increased from $3.6 million for the first nine months of 1998 to $4.3 million for the same period in 1999. This increase was due primarily to the IMC acquisition which contributed $601,000 of depreciation and amortization expense. As a percentage of net sales, depreciation expense increased from 6.2% for the first nine months of 1998 to 7.0% for the same period in 1999.

    Net Income.  Net income decreased by $495,000, or 8.1%, from $6.1 million for the first nine months of 1998 to $5.6 million for the same period for 1999. As a percentage of net sales, net income decreased from 10.7% for the first nine months of 1998 to 9.2% for the same period for 1999.

Liquidity and Capital Resources

    In July 1997, the Company entered into a loan agreement with First American National Bank ("First American") which provides for a revolving credit facility of up to $25 million, expiring on June 30, 2000. In September 1999, the Company extended the terms of the loan agreement with First American to expire on October 31, 2000 Amounts outstanding under the revolving facility are unsecured and bear interest at a floating rate equal to, at the Company's option, either LIBOR plus 0.65% or the Fed Funds effective rate plus 1.5%. The loan agreement contains customary financial and operating restrictions on the Company, including covenants, restricting the Company, without First American's consent, from incurring additional indebtedness from, or pledging any of its assets to, other lenders and from disposing of a substantial portion of its assets. In addition, the Company is prohibited from declaring any dividend if a default exists under the revolving credit facility at the time of, or would occur as a result of, such declaration. The loan agreement also prohibits sales of property outside of the ordinary course of business. The loan agreement also contains customary financial covenants with respect to the Company, including a covenant that the Company's earnings will not decrease in any year by more than fifty percent of earnings in the Company's immediately preceding fiscal year. The Company, as of November 12, 1999 was in compliance with all such covenants.

    In July 1999, the Company borrowed $18.5 million under the revolving credit facility in order to execute its purchase of selected assets of Earsley Capital Corporation. As a result of this transaction, management is in the process of renegotiating the terms of the revolving credit facility with First American.

    The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with foreign customers (other than foreign customers that have entered into an inventory management program with the Company) generally provide that payments are due within either 90 or 120 days following the date of shipment. Under the Company's inventory management program, payments typically are due within 30 days after the product is used by the customer. The Company's net sales historically have not been of a seasonal nature. However, seasonality has become a factor for the foreign ball and roller sales in that many foreign customers cease production during the month of August. The Company also experiences seasonal fluctuation through its IMC Plastics division which provides several lines of Christmas seasonal hardware.

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

    Working capital, which consists principally of accounts receivable and inventories, was $24.0 million at September 30, 1999 as compared to $20.9 million at December 31, 1998. The ratio of current assets to current liabilities decreased from 3.7:1 at December 31, 1998 to 2.8:1 at September 30, 1999. Cash flow from operations increased from $10.0 million during the nine months of 1998 to $14.9 million during the first nine months of 1999. This increase was primarily attributed to a decrease of $5.1 million in inventories for the first nine months of 1999 as compared to an decrease of $1.9 million for the first nine months of 1998.

    During 1999, the Company plans to spend approximately $4.2 million on capital expenditures (of which approximately $1.9 million has been spent through September 30, 1999) including the purchase of additional machinery and equipment for all three of the Company's U.S. facilities as well as the Ireland facility. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 1999.

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

    As of September 30, 1999, the Company has substantially completed these system upgrades. The Company has also developed contingency plans that it believes would permit it to continue operating without causing any material harm to the results of operations.

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

The Euro

    The treaty on European Union provided that an economic and monetary union be established in Europe whereby a single European currency, the Euro, was introduced to replace the currencies of participating member states. The Euro was introduced on January 1, 1999, at which time the value of participating member state currencies were irrevocably fixed against the Euro and the European Currency Unit. For the three year transitional period ending December 31, 2001, the national currencies of member states will continue to circulate but be in sub-units of the Euro. At the end of the transitional period, Euro bank notes and coins will be issued, and the national currencies of the member states will be legal tender no later than June 30, 2002.

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

    Industry Risks.  Both the precision ball & roller and precision plastics industries are cyclical and tend to decline in response to overall declines in industrial production. The Company's sales in the past have been negatively affected, and in the future very likely would be negatively affected, by adverse conditions in the industrial production sector of the economy or by adverse global or national economic conditions generally.

    Competition.  The precision ball & roller market and the precision plastics markets are highly competitive, and many of manufacturers in each of the markets are larger and have substantially greater resources than the Company. The Company's competitors are continuously exploring and implementing improvements in technology and manufacturing processes in order to improve product quality, and the Company's ability to remain competitive will depend, among other things, on whether it is able, in a cost effective manner, to keep pace with such quality improvements. In addition, the Company competes with many of its ball and roller customers that, in addition to producing bearings, also internally produce balls and rollers for sale to third parties. The Company faces a risk that its customers will decide to produce balls and rollers internally rather than outsourcing their needs to the Company.

    Rapid Growth.  The Company has significantly expanded its ball and roller production facilities and capacity over the last several years, and during the third quarter of 1997 purchased an additional manufacturing plant in Kilkenny, Ireland. The Company's Ball & Roller division currently is not operating at full capacity and faces risks of further under-utilization or inefficient utilization of its production facilities in future years. The Company also faces risks associated with start-up expenses, inefficiencies, delays and increased depreciation costs associated with its plant expansions.

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

    Risks Associated with International Trade.  Because the Company obtains a majority of its raw materials for the manufacture of balls and rollers from overseas suppliers and sells to a large number of international customers, the Company faces risks associated with (i) adverse foreign currency fluctuations, (ii) changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations, (iii) the imposition of trade restrictions or prohibitions, (iv) the imposition of import or other duties or taxes, and (v) unstable governments or legal systems in countries in which the Company's suppliers and customers are located. An increase in the value of the United States dollar relative to foreign currencies adversely affects the ability of the Company to compete with its foreign-based competitors for international as well as domestic sales.

    Dependence on Major Customers.  During 1998, the Company's ten largest customers accounted for approximately 76% of its net sales. Sales to various US and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 37% of net sales in 1998, and sales to FAG accounted for approximately 11% of net sales. None of the Company's other customers accounted for more than 10% of its net sales in 1998, but sales to three of its customers each represented more than 5% of the Company's 1998 net sales. With acquisition of Industrial Molding in July of the current year, the Company estimates that the ten largest customers will account for approximately 70% of its net sales calculated on an annual basis. Sales to SKF and FAG are estimated to approximate 24% and 10% respectively of the annualized net sales of the Company. None of the Company's other customers are currently expected to account for over 10%, however, two customers are estimated to represent more than 5% of the Company's annual net sales. The loss of all or a substantial portion of sales to these customers would have a material adverse effect on the Company's business.

    Acquisitions.  The Company's growth strategy includes growth through acquisitions. In July 1999, the Company acquired IMC as part of that strategy. Although the Company believes that will be able to integrate the operations of IMC and other companies acquired in the future into its operations without substantial cost, delays or other problems, its ability to do so will depend on, among other things, the adequacy of its implementation plans, the ability of its management to effectively oversee and operate the combined operations of the Company and the acquired businesses and its ability to achieve desired operating efficiencies and sales goals. If the Company is not able to successfully integrate the operations of acquired companies into its business, its future earnings and profitability could be materially and adversely affected.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits Required by Item 601 of Regulation S-K

  Employment Agreements

  27
  EDGAR Financial Data Schedules

(b)
The Company filed reports on Form 8-K during the quarter ending September 30, 1999, as follws:
Date	Description

July 6, 1999	Reporting Acquisition of Industrial Molding Corporation pursuant to Item 2
August 16, 1999	Reporting Acquisition of Industrial Molding Corporation pursuant to Item 2, including the Financial Statements required by Item 7 for the acquisition of Industrial Molding Corporation

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ NN BALL & ROLLER, INC. (Registrant)
Date:	November 12, 1999	/s/ RODERICK R. BATY President and Chief Executive Officer (Duly Authorized Officer)
Date:	November 12, 1999	/s/ DAVID DYCKMAN David Dyckman Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)
Date:	November 12, 1999	/s/ WILLIAM C. KELLY, JR. William C. Kelly, Jr., Treasurer, Secretary and Chief Accounting Officer (Principal Accounting Officer) (Duly Authorized Officer)

Exhibit 99.1

EMPLOYMENT AGREEMENT

    EMPLOYMENT AGREEMENT made and entered into as of the 4th day of July, 1999 by and between Industrial Molding Group, L.P., doing business as Industrial Molding Corporation (the "Company"), a Tennessee limited partnership, and Alberto P. Ross (the "Executive");

    WHEREAS, the Company desires to employ the Executive to serve as                    and the Executive desires to be employed by the Company in accordance herewith;

    WHEREAS, the Executive is willing to commit himself to be employed by the Company on the terms and conditions herein set forth and thus to forego opportunities elsewhere;

    WHEREAS, the Company is part of a group of entities controlled by NN Ball & Roller, Inc. ("Parent") (collectively, all of the controlled group, including Parent and Company, are referred to herein as the "Employer Group"); and

    WHEREAS, the parties desire to enter into this Agreement, as of the Effective Date, as hereinafter defined, setting forth the terms and conditions for the employment relationship of the Executive with the Company.

    NOW, THEREFORE, IN CONSIDERATION of the mutual premises, covenants and agreements set forth below, it is hereby agreed as follows:

1.
Employment and Term.
(a)
Employment. The Company agrees to employ the Executive, and the Executive agrees to be employed by the Company, in accordance with the terms and provisions of this Agreement during the term hereof (as described below).

(b)
Term. The term of this Agreement shall commence as of July 4, 1999 (the "Effective Date") and shall continue until terminated in accordance with the provisions of Section 4.

2.
Duties and Powers of Executive.
(a)
Position; Location. Initially, the Executive shall serve as                     of the Company and perform such duties and services appertaining to such position as reasonably directed by the Company. The Company shall have the right, in its sole discretion, to reassign the Executive or modify his duties at any time. The Executive shall be subject to the supervision of, and shall have such authority as is delegated to him by the Board of Directors of Parent (the "Board"), the President of Parent ("President") or such officer as may be designated by the Board or the President. The Executive hereby accepts such employment and agrees to undertake the duties and responsibilities as the Board, the President or their designee shall from time to time assign to the Executive.

(b)
Attention. The Executive shall devote his full, but not exclusive, attention and time as reasonably required by the business and affairs of the Company and the Employer Group and, to the extent necessary to discharge the responsibilities assigned to the Executive under this Agreement, shall use his reasonable best efforts to carry out such responsibilities faithfully and efficiently.

3.
Compensation. The Executive shall receive the following compensation for his services hereunder to the Company:

(a)
Salary. The Executive's annual base salary (the "Annual Base Salary"), payable in accordance with the Company's general payroll practices, in effect from time to time, shall be $125,000.00, or such other amount established by the Board. The annual salary will not be reduced except in accordance with a general salary reduction program applicable to other executives of similar level within the Employer Group. According to Company practice, the Board will review the Executive's performance and compensation annually on the anniversary of his commencement of employment with the Company or the Predecessor Company and may from time to time direct such upward adjustments in Annual Base Salary as the Board deems to be necessary or desirable, including, without limitation, adjustments in order to reflect increases in the cost of living.

(b)
Retirement and Welfare Benefit Plans. As long as the Executive is employed by the Company, the Executive shall be eligible to participate in all other bonus, profit sharing, savings, retirement and welfare plans, practices, policies and programs applicable generally to employees of the Company, except with respect to any benefits under any plan, practice, policy or program to which the Executive has waived his rights in writing. The Company reserves the right to modify, eliminate or add to its retirement and welfare benefit plans at any time.

(c)
Expenses. The Company shall reimburse the Executive for all documented reasonable expenses, including those for travel and entertainment, properly incurred by him in the performance of his duties hereunder, subject to any policies established from time to time by the Board.

(d)
Fringe Benefits. As long as the Company employs the Executive, he shall be entitled to receive fringe benefits in accordance with the plans, practices, programs and policies of the Company from time to time in effect, commensurate with the Executive's position.

4.
Termination of Employment.
(a)
Death or Disability. The Executive's employment shall terminate immediately upon the Executive's death or Disability. As used in this Agreement, the term "Disability" shall mean the inability of the Executive, due to a physical or mental illness for a period of 120 days, whether or not consecutive, but for the same illness, during any 360-day period to perform the services contemplated under this Agreement with reasonable accommodation by the Company. A determination of Disability shall be made by a physician satisfactory to the Company and Executive.

(b)
By the Company for Cause. The Company may terminate the Executive's employment immediately for Cause. For purposes of this Agreement, "Cause" shall mean any of the following conduct by the Executive: (i) the failure of the Executive to perform the Executive's duties under this Agreement (other than as a result of physical or mental illness or injury), which failure, if correctable, and provided it does not constitute willful misconduct or gross negligence described in (ii) below, remains uncorrected for 10 days following written notice to Executive by the Board of such breach; (ii) willful misconduct or gross negligence by the Executive, in either case that results in material damage to the business or reputation of the Company; (iii) a material breach by Executive of either this Agreement which, if correctable, remains uncorrected for 10 days following written notice to Executive by the Board of such breach; or (iv) the Executive is convicted of a felony or any other crime involving moral turpitude (whether or not in connection with the performance by Executive of his duties under this Agreement). For sake of clarity, the Company may not terminate the Executive's employment under this Section 4(b) for mere unsatisfactory job performance.

(c)
By the Company Without Cause. During the term of this Agreement, the Company may terminate the Executive's employment for any reason other than for Cause, upon 14 days' notice to the Executive.

(d)
By the Executive without Good Reason. The Executive may voluntarily terminate his employment upon 30 days' notice to the Company.

(e)
By the Executive with Good Reason. The Executive may terminate his employment for the following good reasons if the reasons are not remedied after 10 days from receipt of written notice: (1) any material failure of the Company to comply with this Agreement, and (2) any material diminution of the Executive's responsibilities, authority or compensation, except for the general salary reduction program referred to in Section 3(a). Notwithstanding anything to the contrary in this Agreement, in the event of termination under the provisions of Section 4(e)(1) the restriction contained in Sections 6, 7 and 8 will no longer apply.

(f)
Notice of Termination. Any termination of Executive's employment by the Company or by the Executive, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the termination provision in this Agreement relied upon and (ii) if the Date of Termination (as defined in Section 4(f)) is other than the date of receipt of such notice, specifies the termination date.

(g)
Date of Termination. Notwithstanding anything to the contrary in this Agreement, "Date of Termination" means (i) if the Executive's employment is terminated by reason of death, the Date of Termination shall be the date of death and (ii) if the Executive's employment is terminated by reason of Disability, the Date of Termination shall be the date a physician makes a determination that the Executive has a Disability.

5.
Obligations of the Company Upon Termination.

(a)
Termination Under Section 4(c) and 4(e). If the Company shall terminate the Executive's employment pursuant to Section 4(c) and 4(e), the Company shall pay to the Executive:

(i)
a lump sum amount in cash equal to the portion of the Executive's Annual Base Salary earned by the Executive through the Date of Termination to the extent not theretofore paid by the Company or the Employer Group;

(ii)
one year of continued salary at the Annual Base Salary following the Date of Termination (the "Continuation Period"); and

(iii)
the Company shall continue medical and welfare benefits to the Executive and/or the Executive's family at least equal to those which the Executive was eligible for and had elected and that would have been provided had the Executive remained in employment until the end of the Continuation Period (excluding benefits to which the Executive has waived his rights in writing), such benefits to be in accordance with the medical and welfare benefit plans, practices, programs or policies (the "M&W Plans") of the Company as in effect and applicable to any executive officer of the Company or the Employer Group and his family during the 90-day period immediately preceding the Date of Termination or, if more favorable to the Executive, as in effect at any time thereafter with respect to any executive officer of the Company or the Employer Group (but on a prospective basis only unless and then only to the extent, such more favorable M&W Plans are by their terms retroactive); provided, however, that if the Executive becomes employed with another employer and is eligible to receive medical or other welfare benefits under another employer-provided plan, the benefits under the M&W Plans shall cease.

(b)
Termination Not under Section 4(c) and 4(e). Subject to the provisions of Section 6 of this Agreement, if the Executive's employment shall be terminated other than pursuant to Section 4(c) and 4(e), the Company shall have no further obligations to the Executive under this Agreement other than the obligation to pay to the Executive the portion of Annual Base Salary earned through the Date of Termination to the extent unpaid as of the Date of Termination, plus any other benefits to which Executive is entitled under any other agreements or policies with or of the Company.

6.
Non-Disclosure and Return of Confidential Information.

(a)
Acknowledgments. The Executive acknowledges that: (i) the Employer Group's business is both highly specialized and competitive, and (ii) documentation and information regarding the Employer Group's customers, clients, services, methods of operation, sales, as well as the specialized business needs of the Employer Group's customers and clients, constitute highly Confidential Information and Trade Secrets which are not generally known to, or readily ascertainable by, the public or Employer Group's competitors. Executive further acknowledges that during his employment he will have access to Confidential Information and Trade Secrets belonging to Employer Group, and understands that the misappropriation or unauthorized disclosure of such information is prohibited and will cause Employer Group irreparable injury.

(b)
Non-Disclosure. While Executive is employed, and for five (5) years following the voluntary or involuntary termination of Executive's employment for any reason, Executive shall not disclose Confidential Information and Trade Secrets to anyone other than Employer Group's officers or authorized employees, or use such information for any unauthorized purpose without the prior written consent of Employer Group.

(c)
Non-Removal. Executive shall not, other than in the ordinary course of business, directly or indirectly, copy, take or remove from Employer Group's premises any of Employer Group's books, records, files, customer lists, documents or materials, including any Confidential Information or Trade Secrets, or copies of any of the foregoing, without prior written consent of Employer Group.

(d)
Definitions. The following definitions are established for the purposes of this Agreement:

(i)
"Trade Secret" means any information, including formulas, patterns, compilations, programs, devices, methods, techniques or processes that Employer Group considers confidential and is valuable and provides a competitive advantage because it is not generally known and not readily ascertainable by proper means;

(ii)
"Confidential Information" is defined as information (whether or not in writing) which is related to Employer Group's business and is maintained as confidential. Confidential Information includes Trade Secrets, customer data and account information; sales records and invoices; information pertaining to manufacturing processes and tool or die design production or know-how, apparatus, formulas, systems and other confidential or technical data; personnel and related human resources information; the existence and contents of agreements; marketing plans, strategies and related information; information regarding economic condition, determination of prices, sales, net income, indebtedness and related financial information. Notwithstanding the foregoing, Confidential Information shall not include any information in the public domain on the date hereof or that enters the public domain after the date hereof through no fault of the Executive.

(e)
Return of Documents and Property. Executive will upon the request of Employer Group, or upon the termination of employment for any reason, immediately return and surrender to Employer Group originals and all copies of Confidential Information and Trade Secrets, as well as any other documents or property belonging to Employer Group, created or obtained by Executive as a result of or in the course of his employment. Executive acknowledges that all such materials are, and will always remain, the exclusive property Employer Group.

(f)
Assignment of Inventions. Any and all inventions, writings, analyses, improvements, procedures and/or techniques which Executive may make, conceive, discover or develop, either solely or jointly with any other person or persons, at any time during the terms of employment, whether during working hours or at any other time, and whether at the request or upon the suggestion of Employer Group or otherwise, which relate to or are useful in connection with any business carried on or contemplated by Employer Group and known by the Executive to be contemplated by the Employer Group, shall be the sole and exclusive property of Employer Group. Executive shall make full disclosure to Employer Group of all such inventions, writings, analyses, improvements, procedures and/or techniques, and Executive shall do everything necessary to vest the absolute title thereto in Employer Group. Executive agrees that he shall not be entitled to any additional or special compensation or reimbursement in connection with any and all such inventions writings, analyses, improvements, procedures and/or techniques.

7.
Non-Solicitation
(a)
Acknowledgments. Executive acknowledges that Employer Group's relationships with its customers, clients, employees, and other business associations are among Employer Group's most important assets, and that developing, maintaining and continuing these relationships is one of Employer Group's highest priorities. Executive further understands that he will be relied upon to develop and maintain the goodwill of these relationships on behalf of Employer Group throughout the course of the employment relationship.

(b)
Non-Solicitation of Employees. Executive, therefore, agrees that during the term of employment, and for a period of one (1) year after termination, he will not recruit, solicit, or induce, or attempt to induce, any employees of Employer Group to terminate their employment with, or otherwise cease a relationship with, Employer Group.

(c)
Non-Solicitation of Customers. In addition, Executive agrees that during his employment and for a period of one (1) year after termination, he will not solicit, divert or take away, or attempt to divert, solicit or take away, the business or patronage of any of the clients, customers or accounts, or prospective clients, customers or accounts, of Employer Group in connection with any business competitive with that of the business conducted by the Employer Group as referred to in Section 8(b).

8.
Non-Competition.

(a)
Acknowledgments. Executive acknowledges that Employer Group has a protectable interest in the following: (i) the Employer Group's goodwill and retention of existing clients and customers, (ii) protection of Trade Secrets and Confidential Information, and (iii) the Employer Group's investment in training and enhancing the Executive's skill and expertise.

(b)
Restriction of Competition. Executive agrees that during the term of employment, and for one (1) year after termination regardless of the reason, except for termination under provisions contained in Section 4(e)(1), he will not compete with the business of the Employer Group or its successors or assigns. Specifically, the Executive agrees he will not solicit orders for any product or service competitive with the Employer Group, as an employee, owner, officer, director, consultant, stockholder or partner of a competitive enterprise, or accept employment with a business that sells Competitive Products or Competitive Services. "Competitive Products" are defined as plastic injection molded: (1) product lines presently consisting of bearing retainers, bearing seals, hydraulic cylinders, Christmas tree stands and Christmas light mounting hardware and new product lines to be undertaken by the Employer Group in the future and designated as competitive to the Executive, in writing, and (2) individual products actually manufactured and sold by the Employer Group and those products contemplated for future business with valid price quotations outstanding at the time of the Executive's termination. "Competitive Services" are services provided by the Employer Group to its existing or prospective customers that relate to developing, marketing, selling and manufacturing Competitive Product. The restriction on competition in this paragraph extends to all geographic areas serviced by Employer Group.

(c)
Judicial Modification. Employer Group and Executive have attempted to limit Executive's right to compete only to the extent permitted by applicable law and necessary to protect Employer Group from unfair competition. If a Court should determine that the restriction contained in this paragraph 8 are of too long duration or too broad in geographic scope to be reasonable and enforceable, such a provision shall be amended only so much as shall be necessary in order for the restrictions contained herein to be enforceable.

9.
Legal and Equitable Relief. The restrictions contained in Sections 6, 7, and 8 are necessary for the protection of the legitimate business interests and goodwill of the Employer Group, and are considered by the Executive to be reasonable for such purposes. The Executive agrees that any breach of Sections 6, 7, and 8 will cause the Employer Group substantial and irrevocable damage. In the event of any such breach, in addition to such other remedies which may be available, including the recovery of damages from Executive, Employer Group shall have the right to injunctive relief to restrain or enjoin any actual or threatened breach of the provisions of Sections 6, 7, and 8. If Employer Group shall prevail in a legal proceeding to remedy a breach of the provisions of this Agreement, Employer Group shall be entitled to receive reasonable attorney's fees, expert witness fees, and out-of-pocket costs incurred in connection with such proceeding, in addition to any other relief it may be granted.

10.
No Conflicting Agreements. Executive represents to Employer Group (i) that there are no restrictions, agreements or understandings whatsoever to which Executive is a party which would prevent or make unlawful his execution or performance of this Agreement or his employment hereunder; (ii) that his execution of this Agreement and his employment does not constitute a breach of any contract, agreement or understanding, oral or written, which he is a party or by which he is bound.

11.
Assignment. This Agreement is personal to Executive and may not be assigned by Executive. This Agreement may be assigned by Company to any party without the consent of Executive, and the assignee shall be entitled to enforce against Executive the restrictions contained in Sections 6, 7, and 8 of this Agreement. Executive further agrees to execute, for the benefit of any proposed assignee, a document acknowledging the agreement of Executive to: (i) be bound by the restrictions contained in Sections 6, 7, and 8 of this Agreement subsequent to any proposed assignment, and (ii) consent to the enforcement of such restrictions by such assignee against Executive.

12.
Miscellaneous.

(a)
Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Tennessee, without reference to its principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended, modified, repealed, waived, extended or discharged except by an agreement in writing signed by the party against whom enforcement of such amendment, modification, repeal, waiver, extension or discharge is sought. No person, other than pursuant to a resolution of the Board or a committee thereof, shall have authority on behalf of the Company to agree to amend, modify, repeal, waive, extend or discharge any provision of this Agreement or anything in reference thereto.

(b)
Notices. All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return-receipt requested, postage prepaid, addressed, in either case, at the Company's headquarters or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notices and communications shall be effective when actually received by the addressee.

(c)
Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

(d)
Survival. The obligations contained in Sections 6, 7, and 8 of this Agreement shall survive the termination, for any reason whatsoever, of Executive's employment with the Company or any other entity in the Employer Group.

(e)
Withholding. The Company may withhold from any amounts payable under this Agreement such federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

(f)
No Waiver. The Executive's or the Company's failure to insist upon strict compliance with any provision hereof or any other provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment pursuant to Section 4(d) of this Agreement, or the right of the Company to terminate the Executive's employment for Cause pursuant to Section 4(b) of this Agreement shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

(g)
Entire Agreement. This instrument contains the entire agreement of the Executive and the Company with respect to the subject matter hereof, and may be modified only by a writing signed by the parties hereto.

(h)
Binding Effect. Except as provided in Section 13, this Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, executives, administrators, legal representatives, successors, and assigns.

    IN WITNESS WHEREOF, the Executive and, pursuant to due authorization from the Board of Directors of Parent, the Company have caused this Agreement to be executed as of the day and year first above written.

IMC Acquisition L.P., doing business as Industrial Molding Corporation
By: Industrial Molding GP, LLC its general partner By: Rock R. Baty Title: Manager
Executive

EMPLOYMENT AGREEMENT

    EMPLOYMENT AGREEMENT made and entered into as of the 4th day of July, 1999 by and between Industrial Molding Group, L.P., doing business as Industrial Molding Corporation (the "Company"), a Tennessee limited partnership, and Brett J. York (the "Executive");

    WHEREAS, the Company desires to employ the Executive to serve as                    and the Executive desires to be employed by the Company in accordance herewith;

    WHEREAS, the Executive is willing to commit himself to be employed by the Company on the terms and conditions herein set forth and thus to forego opportunities elsewhere;

    WHEREAS, the Company is part of a group of entities controlled by NN Ball & Roller, Inc. ("Parent") (collectively, all of the controlled group, including Parent and Company, are referred to herein as the "Employer Group"); and

    WHEREAS, the parties desire to enter into this Agreement, as of the Effective Date, as hereinafter defined, setting forth the terms and conditions for the employment relationship of the Executive with the Company.

    NOW, THEREFORE, IN CONSIDERATION of the mutual premises, covenants and agreements set forth below, it is hereby agreed as follows:

1.
Employment and Term.

(a)
Employment. The Company agrees to employ the Executive, and the Executive agrees to be employed by the Company, in accordance with the terms and provisions of this Agreement during the term hereof (as described below).

(b)
Term. The term of this Agreement shall commence as of July 4, 1999 (the "Effective Date") and shall continue until terminated in accordance with the provisions of Section 4.

2.
Duties and Powers of Executive.

(a)
Position; Location. Initially, the Executive shall serve as                     of the Company and perform such duties and services appertaining to such position as reasonably directed by the Company. The Company shall have the right, in its sole discretion, to reassign the Executive or modify his duties at any time. The Executive shall be subject to the supervision of, and shall have such authority as is delegated to him by the Board of Directors of Parent (the "Board"), the President of Parent ("President") or such officer as may be designated by the Board or the President. The Executive hereby accepts such employment and agrees to undertake the duties and responsibilities as the Board, the President or their designee shall from time to time assign to the Executive.

(b)
Attention. The Executive shall devote his full, but not exclusive, attention and time as reasonably required by the business and affairs of the Company and the Employer Group and, to the extent necessary to discharge the responsibilities assigned to the Executive under this Agreement, shall use his reasonable best efforts to carry out such responsibilities faithfully and efficiently.

3.
Compensation. The Executive shall receive the following compensation for his services hereunder to the Company:

(a)
Salary. The Executive's annual base salary (the "Annual Base Salary"), payable in accordance with the Company's general payroll practices, in effect from time to time, shall be $125,000.00, or such other amount established by the Board. The annual salary will not be reduced except in accordance with a general salary reduction program applicable to other executives of similar level within the Employer Group. According to Company practice, the Board will review the Executive's performance and compensation annually on the anniversary of his commencement of employment with the Company or the Predecessor Company and may from time to time direct such upward adjustments in Annual Base Salary as the Board deems to be necessary or desirable, including, without limitation, adjustments in order to reflect increases in the cost of living.

(b)
Retirement and Welfare Benefit Plans. As long as the Executive is employed by the Company, the Executive shall be eligible to participate in all other bonus, profit sharing, savings, retirement and welfare plans, practices, policies and programs applicable generally to employees of the Company, except with respect to any benefits under any plan, practice, policy or program to which the Executive has waived his rights in writing. The Company reserves the right to modify, eliminate or add to its retirement and welfare benefit plans at any time.

(c)
Expenses. The Company shall reimburse the Executive for all documented reasonable expenses, including those for travel and entertainment, properly incurred by him in the performance of his duties hereunder, subject to any policies established from time to time by the Board.

(d)
Fringe Benefits. As long as the Company employs the Executive, he shall be entitled to receive fringe benefits in accordance with the plans, practices, programs and policies of the Company from time to time in effect, commensurate with the Executive's position.

4.
Termination of Employment.

(a)
Death or Disability. The Executive's employment shall terminate immediately upon the Executive's death or Disability. As used in this Agreement, the term "Disability" shall mean the inability of the Executive, due to a physical or mental illness for a period of 120 days, whether or not consecutive, but for the same illness, during any 360-day period to perform the services contemplated under this Agreement with reasonable accommodation by the Company. A determination of Disability shall be made by a physician satisfactory to the Company and Executive.

(b)
By the Company for Cause. The Company may terminate the Executive's employment immediately for Cause. For purposes of this Agreement, "Cause" shall mean any of the following conduct by the Executive: (i) the failure of the Executive to perform the Executive's duties under this Agreement (other than as a result of physical or mental illness or injury), which failure, if correctable, and provided it does not constitute willful misconduct or gross negligence described in (ii) below, remains uncorrected for 10 days following written notice to Executive by the Board of such breach; (ii) willful misconduct or gross negligence by the Executive, in either case that results in material damage to the business or reputation of the Company; (iii) a material breach by Executive of either this Agreement which, if correctable, remains uncorrected for 10 days following written notice to Executive by the Board of such breach; or (iv) the Executive is convicted of a felony or any other crime involving moral turpitude (whether or not in connection with the performance by Executive of his duties under this Agreement). For sake of clarity, the Company may not terminate the Executive's employment under this Section 4(b) for mere unsatisfactory job performance.

(c)
By the Company Without Cause. During the term of this Agreement, the Company may terminate the Executive's employment for any reason other than for Cause, upon 14 days' notice to the Executive.

(d)
By the Executive without Good Reason. The Executive may voluntarily terminate his employment upon 30 days' notice to the Company.

(e)
By the Executive with Good Reason. The Executive may terminate his employment for the following good reasons if the reasons are not remedied after 10 days from receipt of written notice: (1) any material failure of the Company to comply with this Agreement, and (2) any material diminution of the Executive's responsibilities, authority or compensation, except for the general salary reduction program referred to in Section 3(a). Notwithstanding anything to the contrary in this Agreement, in the event of termination under the provisions of Section 4(e)(1) the restriction contained in Sections 6, 7 and 8 will no longer apply.

(f)
Notice of Termination. Any termination of Executive's employment by the Company or by the Executive, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the termination provision in this Agreement relied upon and (ii) if the Date of Termination (as defined in Section 4(f)) is other than the date of receipt of such notice, specifies the termination date.

(g)
Date of Termination. Notwithstanding anything to the contrary in this Agreement, "Date of Termination" means (i) if the Executive's employment is terminated by reason of death, the Date of Termination shall be the date of death and (ii) if the Executive's employment is terminated by reason of Disability, the Date of Termination shall be the date a physician makes a determination that the Executive has a Disability.

5.
Obligations of the Company Upon Termination.

(a)
Termination Under Section 4(c) and 4(e). If the Company shall terminate the Executive's employment pursuant to Section 4(c) and 4(e), the Company shall pay to the Executive:

(i)
a lump sum amount in cash equal to the portion of the Executive's Annual Base Salary earned by the Executive through the Date of Termination to the extent not theretofore paid by the Company or the Employer Group;

(ii)
one year of continued salary at the Annual Base Salary following the Date of Termination (the "Continuation Period"); and

(iii)
the Company shall continue medical and welfare benefits to the Executive and/or the Executive's family at least equal to those which the Executive was eligible for and had elected and that would have been provided had the Executive remained in employment until the end of the Continuation Period (excluding benefits to which the Executive has waived his rights in writing), such benefits to be in accordance with the medical and welfare benefit plans, practices, programs or policies (the "M&W Plans") of the Company as in effect and applicable to any executive officer of the Company or the Employer Group and his family during the 90-day period immediately preceding the Date of Termination or, if more favorable to the Executive, as in effect at any time thereafter with respect to any executive officer of the Company or the Employer Group (but on a prospective basis only unless and then only to the extent, such more favorable M&W Plans are by their terms retroactive); provided, however, that if the Executive becomes employed with another employer and is eligible to receive medical or other welfare benefits under another employer-provided plan, the benefits under the M&W Plans shall cease.

(b)
Termination Not under Section 4(c) and 4(e). Subject to the provisions of Section 6 of this Agreement, if the Executive's employment shall be terminated other than pursuant to Section 4(c) and 4(e), the Company shall have no further obligations to the Executive under this Agreement other than the obligation to pay to the Executive the portion of Annual Base Salary earned through the Date of Termination to the extent unpaid as of the Date of Termination, plus any other benefits to which Executive is entitled under any other agreements or policies with or of the Company.

6.
Non-Disclosure and Return of Confidential Information.

(a)
Acknowledgments. The Executive acknowledges that: (i) the Employer Group's business is both highly specialized and competitive, and (ii) documentation and information regarding the Employer Group's customers, clients, services, methods of operation, sales, as well as the specialized business needs of the Employer Group's customers and clients, constitute highly Confidential Information and Trade Secrets which are not generally known to, or readily ascertainable by, the public or Employer Group's competitors. Executive further acknowledges that during his employment he will have access to Confidential Information and Trade Secrets belonging to Employer Group, and understands that the misappropriation or unauthorized disclosure of such information is prohibited and will cause Employer Group irreparable injury.

(b)
Non-Disclosure. While Executive is employed, and for five (5) years following the voluntary or involuntary termination of Executive's employment for any reason, Executive shall not disclose Confidential Information and Trade Secrets to anyone other than Employer Group's officers or authorized employees, or use such information for any unauthorized purpose without the prior written consent of Employer Group.

(c)
Non-Removal. Executive shall not, other than in the ordinary course of business, directly or indirectly, copy, take or remove from Employer Group's premises any of Employer Group's books, records, files, customer lists, documents or materials, including any Confidential Information or Trade Secrets, or copies of any of the foregoing, without prior written consent of Employer Group.

(d)
Definitions. The following definitions are established for the purposes of this Agreement:

(i)
"Trade Secret" means any information, including formulas, patterns, compilations, programs, devices, methods, techniques or processes that Employer Group considers confidential and is valuable and provides a competitive advantage because it is not generally known and not readily ascertainable by proper means;

(ii)
"Confidential Information" is defined as information (whether or not in writing) which is related to Employer Group's business and is maintained as confidential. Confidential Information includes Trade Secrets, customer data and account information; sales records and invoices; information pertaining to manufacturing processes and tool or die design production or know-how, apparatus, formulas, systems and other confidential or technical data; personnel and related human resources information; the existence and contents of agreements; marketing plans, strategies and related information; information regarding economic condition, determination of prices, sales, net income, indebtedness and related financial information. Notwithstanding the foregoing, Confidential Information shall not include any information in the public domain on the date hereof or that enters the public domain after the date hereof through no fault of the Executive.

(e)
Return of Documents and Property. Executive will upon the request of Employer Group, or upon the termination of employment for any reason, immediately return and surrender to Employer Group originals and all copies of Confidential Information and Trade Secrets, as well as any other documents or property belonging to Employer Group, created or obtained by Executive as a result of or in the course of his employment. Executive acknowledges that all such materials are, and will always remain, the exclusive property Employer Group.

(f)
Assignment of Inventions. Any and all inventions, writings, analyses, improvements, procedures and/or techniques which Executive may make, conceive, discover or develop, either solely or jointly with any other person or persons, at any time during the terms of employment, whether during working hours or at any other time, and whether at the request or upon the suggestion of Employer Group or otherwise, which relate to or are useful in connection with any business carried on or contemplated by Employer Group and known by the Executive to be contemplated by the Employer Group, shall be the sole and exclusive property of Employer Group. Executive shall make full disclosure to Employer Group of all such inventions, writings, analyses, improvements, procedures and/or techniques, and Executive shall do everything necessary to vest the absolute title thereto in Employer Group. Executive agrees that he shall not be entitled to any additional or special compensation or reimbursement in connection with any and all such inventions writings, analyses, improvements, procedures and/or techniques.

7.
Non-Solicitation
(a)
Acknowledgments. Executive acknowledges that Employer Group's relationships with its customers, clients, employees, and other business associations are among Employer Group's most important assets, and that developing, maintaining and continuing these relationships is one of Employer Group's highest priorities. Executive further understands that he will be relied upon to develop and maintain the goodwill of these relationships on behalf of Employer Group throughout the course of the employment relationship.

(b)
Non-Solicitation of Employees. Executive, therefore, agrees that during the term of employment, and for a period of one (1) year after termination, he will not recruit, solicit, or induce, or attempt to induce, any employees of Employer Group to terminate their employment with, or otherwise cease a relationship with, Employer Group.

(c)
Non-Solicitation of Customers. In addition, Executive agrees that during his employment and for a period of one (1) year after termination, he will not solicit, divert or take away, or attempt to divert, solicit or take away, the business or patronage of any of the clients, customers or accounts, or prospective clients, customers or accounts, of Employer Group in connection with any business competitive with that of the business conducted by the Employer Group as referred to in Section 8(b).

8.
Non-Competition.

(a)
Acknowledgments. Executive acknowledges that Employer Group has a protectable interest in the following: (i) the Employer Group's goodwill and retention of existing clients and customers, (ii) protection of Trade Secrets and Confidential Information, and (iii) the Employer Group's investment in training and enhancing the Executive's skill and expertise.

(b)
Restriction of Competition. Executive agrees that during the term of employment, and for one (1) year after termination regardless of the reason, except for termination under provisions contained in Section 4(e)(1), he will not compete with the business of the Employer Group or its successors or assigns. Specifically, the Executive agrees he will not solicit orders for any product or service competitive with the Employer Group, as an employee, owner, officer, director, consultant, stockholder or partner of a competitive enterprise, or accept employment with a business that sells Competitive Products or Competitive Services. "Competitive Products" are defined as plastic injection molded: (1) product lines presently consisting of bearing retainers, bearing seals, hydraulic cylinders, Christmas tree stands and Christmas light mounting hardware and new product lines to be undertaken by the Employer Group in the future and designated as competitive to the Executive, in writing, and (2) individual products actually manufactured and sold by the Employer Group and those products contemplated for future business with valid price quotations outstanding at the time of the Executive's termination. "Competitive Services" are services provided by the Employer Group to its existing or prospective customers that relate to developing, marketing, selling and manufacturing Competitive Product. The restriction on competition in this paragraph extends to all geographic areas serviced by Employer Group.

(c)
Judicial Modification. Employer Group and Executive have attempted to limit Executive's right to compete only to the extent permitted by applicable law and necessary to protect Employer Group from unfair competition. If a Court should determine that the restriction contained in this paragraph 8 are of too long duration or too broad in geographic scope to be reasonable and enforceable, such a provision shall be amended only so much as shall be necessary in order for the restrictions contained herein to be enforceable.

9.
Legal and Equitable Relief. The restrictions contained in Sections 6, 7, and 8 are necessary for the protection of the legitimate business interests and goodwill of the Employer Group, and are considered by the Executive to be reasonable for such purposes. The Executive agrees that any breach of Sections 6, 7, and 8 will cause the Employer Group substantial and irrevocable damage. In the event of any such breach, in addition to such other remedies which may be available, including the recovery of damages from Executive, Employer Group shall have the right to injunctive relief to restrain or enjoin any actual or threatened breach of the provisions of Sections 6, 7, and 8. If Employer Group shall prevail in a legal proceeding to remedy a breach of the provisions of this Agreement, Employer Group shall be entitled to receive reasonable attorney's fees, expert witness fees, and out-of-pocket costs incurred in connection with such proceeding, in addition to any other relief it may be granted.

10.
No Conflicting Agreements. Executive represents to Employer Group (i) that there are no restrictions, agreements or understandings whatsoever to which Executive is a party which would prevent or make unlawful his execution or performance of this Agreement or his employment hereunder; (ii) that his execution of this Agreement and his employment does not constitute a breach of any contract, agreement or understanding, oral or written, which he is a party or by which he is bound.

11.
Assignment. This Agreement is personal to Executive and may not be assigned by Executive. This Agreement may be assigned by Company to any party without the consent of Executive, and the assignee shall be entitled to enforce against Executive the restrictions contained in Sections 6, 7, and 8 of this Agreement. Executive further agrees to execute, for the benefit of any proposed assignee, a document acknowledging the agreement of Executive to: (i) be bound by the restrictions contained in Sections 6, 7, and 8 of this Agreement subsequent to any proposed assignment, and (ii) consent to the enforcement of such restrictions by such assignee against Executive.

12.
Miscellaneous.

(a)
Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Tennessee, without reference to its principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended, modified, repealed, waived, extended or discharged except by an agreement in writing signed by the party against whom enforcement of such amendment, modification, repeal, waiver, extension or discharge is sought. No person, other than pursuant to a resolution of the Board or a committee thereof, shall have authority on behalf of the Company to agree to amend, modify, repeal, waive, extend or discharge any provision of this Agreement or anything in reference thereto.

(b)
Notices. All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return-receipt requested, postage prepaid, addressed, in either case, at the Company's headquarters or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notices and communications shall be effective when actually received by the addressee.

(c)
Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

(d)
Survival. The obligations contained in Sections 6, 7, and 8 of this Agreement shall survive the termination, for any reason whatsoever, of Executive's employment with the Company or any other entity in the Employer Group.

(e)
Withholding. The Company may withhold from any amounts payable under this Agreement such federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

(f)
No Waiver. The Executive's or the Company's failure to insist upon strict compliance with any provision hereof or any other provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment pursuant to Section 4(d) of this Agreement, or the right of the Company to terminate the Executive's employment for Cause pursuant to Section 4(b) of this Agreement shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

(g)
Entire Agreement. This instrument contains the entire agreement of the Executive and the Company with respect to the subject matter hereof, and may be modified only by a writing signed by the parties hereto.

(h)
Binding Effect. Except as provided in Section 13, this Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, executives, administrators, legal representatives, successors, and assigns.

    IN WITNESS WHEREOF, the Executive and, pursuant to due authorization from the Board of Directors of Parent, the Company have caused this Agreement to be executed as of the day and year first above written.

IMC Acquisition L.P., doing business as Industrial Molding Corporation
By: Industrial Molding GP, LLC its general partner By: Rock R. Baty Title: Manager
Executive

EMPLOYMENT AGREEMENT

    EMPLOYMENT AGREEMENT made and entered into as of the 4th day of July, 1999 by and between Industrial Molding Group, L.P., doing business as Industrial Molding Corporation (the "Company"), a Tennessee limited partnership, and James L. Newman (the "Executive");

    WHEREAS, the Company desires to employ the Executive to serve as                    and the Executive desires to be employed by the Company in accordance herewith;

    WHEREAS, the Executive is willing to commit himself to be employed by the Company on the terms and conditions herein set forth and thus to forego opportunities elsewhere;

    WHEREAS, the Company is part of a group of entities controlled by NN Ball & Roller, Inc. ("Parent") (collectively, all of the controlled group, including Parent and Company, are referred to herein as the "Employer Group"); and

    WHEREAS, the parties desire to enter into this Agreement, as of the Effective Date, as hereinafter defined, setting forth the terms and conditions for the employment relationship of the Executive with the Company.

    NOW, THEREFORE, IN CONSIDERATION of the mutual premises, covenants and agreements set forth below, it is hereby agreed as follows:

1.
Employment and Term.

(a)
Employment. The Company agrees to employ the Executive, and the Executive agrees to be employed by the Company, in accordance with the terms and provisions of this Agreement during the term hereof (as described below).

(b)
Term. The term of this Agreement shall commence as of July 4, 1999 (the "Effective Date") and shall continue until terminated in accordance with the provisions of Section 4.

2.
Duties and Powers of Executive.

(a)
Position; Location. Initially, the Executive shall serve as                     of the Company and perform such duties and services appertaining to such position as reasonably directed by the Company. The Company shall have the right, in its sole discretion, to reassign the Executive or modify his duties at any time. The Executive shall be subject to the supervision of, and shall have such authority as is delegated to him by the Board of Directors of Parent (the "Board"), the President of Parent ("President") or such officer as may be designated by the Board or the President. The Executive hereby accepts such employment and agrees to undertake the duties and responsibilities as the Board, the President or their designee shall from time to time assign to the Executive.

(b)
Attention. The Executive shall devote his full, but not exclusive, attention and time as reasonably required by the business and affairs of the Company and the Employer Group and, to the extent necessary to discharge the responsibilities assigned to the Executive under this Agreement, shall use his reasonable best efforts to carry out such responsibilities faithfully and efficiently.

3.
Compensation. The Executive shall receive the following compensation for his services hereunder to the Company:

(a)
Salary. The Executive's annual base salary (the "Annual Base Salary"), payable in accordance with the Company's general payroll practices, in effect from time to time, shall be $192,500.00, or such other amount established by the Board. The annual salary will not be reduced except in accordance with a general salary reduction program applicable to other executives of similar level within the Employer Group. According to Company practice, the Board will review the Executive's performance and compensation annually on the anniversary of his commencement of employment with the Company or the Predecessor Company and may from time to time direct such upward adjustments in Annual Base Salary as the Board deems to be necessary or desirable, including, without limitation, adjustments in order to reflect increases in the cost of living.

(b)
Retirement and Welfare Benefit Plans. As long as the Executive is employed by the Company, the Executive shall be eligible to participate in all other bonus, profit sharing, savings, retirement and welfare plans, practices, policies and programs applicable generally to employees of the Company, except with respect to any benefits under any plan, practice, policy or program to which the Executive has waived his rights in writing. The Company reserves the right to modify, eliminate or add to its retirement and welfare benefit plans at any time.

(c)
Expenses. The Company shall reimburse the Executive for all documented reasonable expenses, including those for travel and entertainment, properly incurred by him in the performance of his duties hereunder, subject to any policies established from time to time by the Board.

(d)
Fringe Benefits. As long as the Company employs the Executive, he shall be entitled to receive fringe benefits in accordance with the plans, practices, programs and policies of the Company from time to time in effect, commensurate with the Executive's position.

4.
Termination of Employment.
(a)
Death or Disability. The Executive's employment shall terminate immediately upon the Executive's death or Disability. As used in this Agreement, the term "Disability" shall mean the inability of the Executive, due to a physical or mental illness for a period of 120 days, whether or not consecutive, but for the same illness, during any 360-day period to perform the services contemplated under this Agreement with reasonable accommodation by the Company. A determination of Disability shall be made by a physician satisfactory to the Company and Executive.

(b)
By the Company for Cause. The Company may terminate the Executive's employment immediately for Cause. For purposes of this Agreement, "Cause" shall mean any of the following conduct by the Executive: (i) the failure of the Executive to perform the Executive's duties under this Agreement (other than as a result of physical or mental illness or injury), which failure, if correctable, and provided it does not constitute willful misconduct or gross negligence described in (ii) below, remains uncorrected for 10 days following written notice to Executive by the Board of such breach; (ii) willful misconduct or gross negligence by the Executive, in either case that results in material damage to the business or reputation of the Company; (iii) a material breach by Executive of either this Agreement which, if correctable, remains uncorrected for 10 days following written notice to Executive by the Board of such breach; or (iv) the Executive is convicted of a felony or any other crime involving moral turpitude (whether or not in connection with the performance by Executive of his duties under this Agreement). For sake of clarity, the Company may not terminate the Executive's employment under this Section 4(b) for mere unsatisfactory job performance.

(c)
By the Company Without Cause. During the term of this Agreement, the Company may terminate the Executive's employment for any reason other than for Cause, upon 14 days' notice to the Executive.

(d)
By the Executive without Good Reason. The Executive may voluntarily terminate his employment upon 30 days' notice to the Company.

(e)
By the Executive with Good Reason. The Executive may terminate his employment for the following good reasons if the reasons are not remedied after 10 days from receipt of written notice: (1) any material failure of the Company to comply with this Agreement, and (2) any material diminution of the Executive's responsibilities, authority or compensation, except for the general salary reduction program referred to in Section 3(a). Notwithstanding anything to the contrary in this Agreement, in the event of termination under the provisions of Section 4(e)(1) the restriction contained in Sections 6, 7 and 8 will no longer apply.

(f)
Notice of Termination. Any termination of Executive's employment by the Company or by the Executive, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the termination provision in this Agreement relied upon and (ii) if the Date of Termination (as defined in Section 4(f)) is other than the date of receipt of such notice, specifies the termination date.

(g)
Date of Termination. Notwithstanding anything to the contrary in this Agreement, "Date of Termination" means (i) if the Executive's employment is terminated by reason of death, the Date of Termination shall be the date of death and (ii) if the Executive's employment is terminated by reason of Disability, the Date of Termination shall be the date a physician makes a determination that the Executive has a Disability.

5.
Obligations of the Company Upon Termination.

(a)
Termination Under Section 4(c) and 4(e). If the Company shall terminate the Executive's employment pursuant to Section 4(c) and 4(e), the Company shall pay to the Executive:

(i)
a lump sum amount in cash equal to the portion of the Executive's Annual Base Salary earned by the Executive through the Date of Termination to the extent not theretofore paid by the Company or the Employer Group;

(ii)
one year of continued salary at the Annual Base Salary following the Date of Termination (the "Continuation Period"); and

(iii)
the Company shall continue medical and welfare benefits to the Executive and/or the Executive's family at least equal to those which the Executive was eligible for and had elected and that would have been provided had the Executive remained in employment until the end of the Continuation Period (excluding benefits to which the Executive has waived his rights in writing), such benefits to be in accordance with the medical and welfare benefit plans, practices, programs or policies (the "M&W Plans") of the Company as in effect and applicable to any executive officer of the Company or the Employer Group and his family during the 90-day period immediately preceding the Date of Termination or, if more favorable to the Executive, as in effect at any time thereafter with respect to any executive officer of the Company or the Employer Group (but on a prospective basis only unless and then only to the extent, such more favorable M&W Plans are by their terms retroactive); provided, however, that if the Executive becomes employed with another employer and is eligible to receive medical or other welfare benefits under another employer-provided plan, the benefits under the M&W Plans shall cease.

(b)
Termination Not under Section 4(c) and 4(e). Subject to the provisions of Section 6 of this Agreement, if the Executive's employment shall be terminated other than pursuant to Section 4(c) and 4(e), the Company shall have no further obligations to the Executive under this Agreement other than the obligation to pay to the Executive the portion of Annual Base Salary earned through the Date of Termination to the extent unpaid as of the Date of Termination, plus any other benefits to which Executive is entitled under any other agreements or policies with or of the Company.

6.
Non-Disclosure and Return of Confidential Information.

(a)
Acknowledgments. The Executive acknowledges that: (i) the Employer Group's business is both highly specialized and competitive, and (ii) documentation and information regarding the Employer Group's customers, clients, services, methods of operation, sales, as well as the specialized business needs of the Employer Group's customers and clients, constitute highly Confidential Information and Trade Secrets which are not generally known to, or readily ascertainable by, the public or Employer Group's competitors. Executive further acknowledges that during his employment he will have access to Confidential Information and Trade Secrets belonging to Employer Group, and understands that the misappropriation or unauthorized disclosure of such information is prohibited and will cause Employer Group irreparable injury.

(b)
Non-Disclosure. While Executive is employed, and for five (5) years following the voluntary or involuntary termination of Executive's employment for any reason, Executive shall not disclose Confidential Information and Trade Secrets to anyone other than Employer Group's officers or authorized employees, or use such information for any unauthorized purpose without the prior written consent of Employer Group.

(c)
Non-Removal. Executive shall not, other than in the ordinary course of business, directly or indirectly, copy, take or remove from Employer Group's premises any of Employer Group's books, records, files, customer lists, documents or materials, including any Confidential Information or Trade Secrets, or copies of any of the foregoing, without prior written consent of Employer Group.

(d)
Definitions. The following definitions are established for the purposes of this Agreement:

(i)
"Trade Secret" means any information, including formulas, patterns, compilations, programs, devices, methods, techniques or processes that Employer Group considers confidential and is valuable and provides a competitive advantage because it is not generally known and not readily ascertainable by proper means;

(ii)
"Confidential Information" is defined as information (whether or not in writing) which is related to Employer Group's business and is maintained as confidential. Confidential Information includes Trade Secrets, customer data and account information; sales records and invoices; information pertaining to manufacturing processes and tool or die design production or know-how, apparatus, formulas, systems and other confidential or technical data; personnel and related human resources information; the existence and contents of agreements; marketing plans, strategies and related information; information regarding economic condition, determination of prices, sales, net income, indebtedness and related financial information. Notwithstanding the foregoing, Confidential Information shall not include any information in the public domain on the date hereof or that enters the public domain after the date hereof through no fault of the Executive.

(e)
Return of Documents and Property. Executive will upon the request of Employer Group, or upon the termination of employment for any reason, immediately return and surrender to Employer Group originals and all copies of Confidential Information and Trade Secrets, as well as any other documents or property belonging to Employer Group, created or obtained by Executive as a result of or in the course of his employment. Executive acknowledges that all such materials are, and will always remain, the exclusive property Employer Group.

(f)
Assignment of Inventions. Any and all inventions, writings, analyses, improvements, procedures and/or techniques which Executive may make, conceive, discover or develop, either solely or jointly with any other person or persons, at any time during the terms of employment, whether during working hours or at any other time, and whether at the request or upon the suggestion of Employer Group or otherwise, which relate to or are useful in connection with any business carried on or contemplated by Employer Group and known by the Executive to be contemplated by the Employer Group, shall be the sole and exclusive property of Employer Group. Executive shall make full disclosure to Employer Group of all such inventions, writings, analyses, improvements, procedures and/or techniques, and Executive shall do everything necessary to vest the absolute title thereto in Employer Group. Executive agrees that he shall not be entitled to any additional or special compensation or reimbursement in connection with any and all such inventions writings, analyses, improvements, procedures and/or techniques.

7.
Non-Solicitation
(a)
Acknowledgments. Executive acknowledges that Employer Group's relationships with its customers, clients, employees, and other business associations are among Employer Group's most important assets, and that developing, maintaining and continuing these relationships is one of Employer Group's highest priorities. Executive further understands that he will be relied upon to develop and maintain the goodwill of these relationships on behalf of Employer Group throughout the course of the employment relationship.

(b)
Non-Solicitation of Employees. Executive, therefore, agrees that during the term of employment, and for a period of one (1) year after termination, he will not recruit, solicit, or induce, or attempt to induce, any employees of Employer Group to terminate their employment with, or otherwise cease a relationship with, Employer Group.

(c)
Non-Solicitation of Customers. In addition, Executive agrees that during his employment and for a period of one (1) year after termination, he will not solicit, divert or take away, or attempt to divert, solicit or take away, the business or patronage of any of the clients, customers or accounts, or prospective clients, customers or accounts, of Employer Group in connection with any business competitive with that of the business conducted by the Employer Group as referred to in Section 8(b).

8.
Non-Competition.

(a)
Acknowledgments. Executive acknowledges that Employer Group has a protectable interest in the following: (i) the Employer Group's goodwill and retention of existing clients and customers, (ii) protection of Trade Secrets and Confidential Information, and (iii) the Employer Group's investment in training and enhancing the Executive's skill and expertise.

(b)
Restriction of Competition. Executive agrees that during the term of employment, and for one (1) year after termination regardless of the reason, except for termination under provisions contained in Section 4(e)(1), he will not compete with the business of the Employer Group or its successors or assigns. Specifically, the Executive agrees he will not solicit orders for any product or service competitive with the Employer Group, as an employee, owner, officer, director, consultant, stockholder or partner of a competitive enterprise, or accept employment with a business that sells Competitive Products or Competitive Services. "Competitive Products" are defined as plastic injection molded: (1) product lines presently consisting of bearing retainers, bearing seals, hydraulic cylinders, Christmas tree stands and Christmas light mounting hardware and new product lines to be undertaken by the Employer Group in the future and designated as competitive to the Executive, in writing, and (2) individual products actually manufactured and sold by the Employer Group and those products contemplated for future business with valid price quotations outstanding at the time of the Executive's termination. "Competitive Services" are services provided by the Employer Group to its existing or prospective customers that relate to developing, marketing, selling and manufacturing Competitive Product. The restriction on competition in this paragraph extends to all geographic areas serviced by Employer Group.

(c)
Judicial Modification. Employer Group and Executive have attempted to limit Executive's right to compete only to the extent permitted by applicable law and necessary to protect Employer Group from unfair competition. If a Court should determine that the restriction contained in this paragraph 8 are of too long duration or too broad in geographic scope to be reasonable and enforceable, such a provision shall be amended only so much as shall be necessary in order for the restrictions contained herein to be enforceable.

9.
Legal and Equitable Relief. The restrictions contained in Sections 6, 7, and 8 are necessary for the protection of the legitimate business interests and goodwill of the Employer Group, and are considered by the Executive to be reasonable for such purposes. The Executive agrees that any breach of Sections 6, 7, and 8 will cause the Employer Group substantial and irrevocable damage. In the event of any such breach, in addition to such other remedies which may be available, including the recovery of damages from Executive, Employer Group shall have the right to injunctive relief to restrain or enjoin any actual or threatened breach of the provisions of Sections 6, 7, and 8. If Employer Group shall prevail in a legal proceeding to remedy a breach of the provisions of this Agreement, Employer Group shall be entitled to receive reasonable attorney's fees, expert witness fees, and out-of-pocket costs incurred in connection with such proceeding, in addition to any other relief it may be granted.

10.
No Conflicting Agreements. Executive represents to Employer Group (i) that there are no restrictions, agreements or understandings whatsoever to which Executive is a party which would prevent or make unlawful his execution or performance of this Agreement or his employment hereunder; (ii) that his execution of this Agreement and his employment does not constitute a breach of any contract, agreement or understanding, oral or written, which he is a party or by which he is bound.

11.
Assignment. This Agreement is personal to Executive and may not be assigned by Executive. This Agreement may be assigned by Company to any party without the consent of Executive, and the assignee shall be entitled to enforce against Executive the restrictions contained in Sections 6, 7, and 8 of this Agreement. Executive further agrees to execute, for the benefit of any proposed assignee, a document acknowledging the agreement of Executive to: (i) be bound by the restrictions contained in Sections 6, 7, and 8 of this Agreement subsequent to any proposed assignment, and (ii) consent to the enforcement of such restrictions by such assignee against Executive.

12.
Miscellaneous.

(a)
Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Tennessee, without reference to its principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended, modified, repealed, waived, extended or discharged except by an agreement in writing signed by the party against whom enforcement of such amendment, modification, repeal, waiver, extension or discharge is sought. No person, other than pursuant to a resolution of the Board or a committee thereof, shall have authority on behalf of the Company to agree to amend, modify, repeal, waive, extend or discharge any provision of this Agreement or anything in reference thereto.

(b)
Notices. All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return-receipt requested, postage prepaid, addressed, in either case, at the Company's headquarters or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notices and communications shall be effective when actually received by the addressee.

(c)
Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

(d)
Survival. The obligations contained in Sections 6, 7, and 8 of this Agreement shall survive the termination, for any reason whatsoever, of Executive's employment with the Company or any other entity in the Employer Group.

(e)
Withholding. The Company may withhold from any amounts payable under this Agreement such federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

(f)
No Waiver. The Executive's or the Company's failure to insist upon strict compliance with any provision hereof or any other provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment pursuant to Section 4(d) of this Agreement, or the right of the Company to terminate the Executive's employment for Cause pursuant to Section 4(b) of this Agreement shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

(g)
Entire Agreement. This instrument contains the entire agreement of the Executive and the Company with respect to the subject matter hereof, and may be modified only by a writing signed by the parties hereto.

(h)
Binding Effect. Except as provided in Section 13, this Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, executives, administrators, legal representatives, successors, and assigns.

    IN WITNESS WHEREOF, the Executive and, pursuant to due authorization from the Board of Directors of Parent, the Company have caused this Agreement to be executed as of the day and year first above written.

IMC Acquisition L.P., doing business as Industrial Molding Corporation
By: Industrial Molding GP, LLC its general partner By: Rock R. Baty Title: Manager
Executive

EMPLOYMENT AGREEMENT

    EMPLOYMENT AGREEMENT made and entered into as of the 4th day of July, 1999 by and between Industrial Molding Group, L.P., doing business as Industrial Molding Corporation (the "Company"), a Tennessee limited partnership, and James C. DeVilleres (the "Executive");

    WHEREAS, the Company desires to employ the Executive to serve as                    and the Executive desires to be employed by the Company in accordance herewith;

    WHEREAS, the Executive is willing to commit himself to be employed by the Company on the terms and conditions herein set forth and thus to forego opportunities elsewhere;

    WHEREAS, the Company is part of a group of entities controlled by NN Ball & Roller, Inc. ("Parent") (collectively, all of the controlled group, including Parent and Company, are referred to herein as the "Employer Group"); and

    WHEREAS, the parties desire to enter into this Agreement, as of the Effective Date, as hereinafter defined, setting forth the terms and conditions for the employment relationship of the Executive with the Company.

    NOW, THEREFORE, IN CONSIDERATION of the mutual premises, covenants and agreements set forth below, it is hereby agreed as follows:

1.
Employment and Term.

(a)
Employment. The Company agrees to employ the Executive, and the Executive agrees to be employed by the Company, in accordance with the terms and provisions of this Agreement during the term hereof (as described below).

(b)
Term. The term of this Agreement shall commence as of July 4, 1999 (the "Effective Date") and shall continue until terminated in accordance with the provisions of Section 4.

2.
Duties and Powers of Executive.

(a)
Position; Location. Initially, the Executive shall serve as                     of the Company and perform such duties and services appertaining to such position as reasonably directed by the Company. The Company shall have the right, in its sole discretion, to reassign the Executive or modify his duties at any time. The Executive shall be subject to the supervision of, and shall have such authority as is delegated to him by the Board of Directors of Parent (the "Board"), the President of Parent ("President") or such officer as may be designated by the Board or the President. The Executive hereby accepts such employment and agrees to undertake the duties and responsibilities as the Board, the President or their designee shall from time to time assign to the Executive.

(b)
Attention. The Executive shall devote his full, but not exclusive, attention and time as reasonably required by the business and affairs of the Company and the Employer Group and, to the extent necessary to discharge the responsibilities assigned to the Executive under this Agreement, shall use his reasonable best efforts to carry out such responsibilities faithfully and efficiently.

3.
Compensation. The Executive shall receive the following compensation for his services hereunder to the Company:

(a)
Salary. The Executive's annual base salary (the "Annual Base Salary"), payable in accordance with the Company's general payroll practices, in effect from time to time, shall be $120,000.00, or such other amount established by the Board. The annual salary will not be reduced except in accordance with a general salary reduction program applicable to other executives of similar level within the Employer Group. According to Company practice, the Board will review the Executive's performance and compensation annually on the anniversary of his commencement of employment with the Company or the Predecessor Company and may from time to time direct such upward adjustments in Annual Base Salary as the Board deems to be necessary or desirable, including, without limitation, adjustments in order to reflect increases in the cost of living.

(b)
Retirement and Welfare Benefit Plans. As long as the Executive is employed by the Company, the Executive shall be eligible to participate in all other bonus, profit sharing, savings, retirement and welfare plans, practices, policies and programs applicable generally to employees of the Company, except with respect to any benefits under any plan, practice, policy or program to which the Executive has waived his rights in writing. The Company reserves the right to modify, eliminate or add to its retirement and welfare benefit plans at any time.

(c)
Expenses. The Company shall reimburse the Executive for all documented reasonable expenses, including those for travel and entertainment, properly incurred by him in the performance of his duties hereunder, subject to any policies established from time to time by the Board.

(d)
Fringe Benefits. As long as the Company employs the Executive, he shall be entitled to receive fringe benefits in accordance with the plans, practices, programs and policies of the Company from time to time in effect, commensurate with the Executive's position.

4.
Termination of Employment.

(a)
Death or Disability. The Executive's employment shall terminate immediately upon the Executive's death or Disability. As used in this Agreement, the term "Disability" shall mean the inability of the Executive, due to a physical or mental illness for a period of 120 days, whether or not consecutive, but for the same illness, during any 360-day period to perform the services contemplated under this Agreement with reasonable accommodation by the Company. A determination of Disability shall be made by a physician satisfactory to the Company and Executive.

(b)
By the Company for Cause. The Company may terminate the Executive's employment immediately for Cause. For purposes of this Agreement, "Cause" shall mean any of the following conduct by the Executive: (i) the failure of the Executive to perform the Executive's duties under this Agreement (other than as a result of physical or mental illness or injury), which failure, if correctable, and provided it does not constitute willful misconduct or gross negligence described in (ii) below, remains uncorrected for 10 days following written notice to Executive by the Board of such breach; (ii) willful misconduct or gross negligence by the Executive, in either case that results in material damage to the business or reputation of the Company; (iii) a material breach by Executive of either this Agreement which, if correctable, remains uncorrected for 10 days following written notice to Executive by the Board of such breach; or (iv) the Executive is convicted of a felony or any other crime involving moral turpitude (whether or not in connection with the performance by Executive of his duties under this Agreement). For sake of clarity, the Company may not terminate the Executive's employment under this Section 4(b) for mere unsatisfactory job performance.

(c)
By the Company Without Cause. During the term of this Agreement, the Company may terminate the Executive's employment for any reason other than for Cause, upon 14 days' notice to the Executive.

(d)
By the Executive without Good Reason. The Executive may voluntarily terminate his employment upon 30 days' notice to the Company.

(e)
By the Executive with Good Reason. The Executive may terminate his employment for the following good reasons if the reasons are not remedied after 10 days from receipt of written notice: (1) any material failure of the Company to comply with this Agreement, and (2) any material diminution of the Executive's responsibilities, authority or compensation, except for the general salary reduction program referred to in Section 3(a). Notwithstanding anything to the contrary in this Agreement, in the event of termination under the provisions of Section 4(e)(1) the restriction contained in Sections 6, 7 and 8 will no longer apply.

(f)
Notice of Termination. Any termination of Executive's employment by the Company or by the Executive, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the termination provision in this Agreement relied upon and (ii) if the Date of Termination (as defined in Section 4(f)) is other than the date of receipt of such notice, specifies the termination date.

(g)
Date of Termination. Notwithstanding anything to the contrary in this Agreement, "Date of Termination" means (i) if the Executive's employment is terminated by reason of death, the Date of Termination shall be the date of death and (ii) if the Executive's employment is terminated by reason of Disability, the Date of Termination shall be the date a physician makes a determination that the Executive has a Disability.

5.
Obligations of the Company Upon Termination.

(a)
Termination Under Section 4(c) and 4(e). If the Company shall terminate the Executive's employment pursuant to Section 4(c) and 4(e), the Company shall pay to the Executive:

(i)
a lump sum amount in cash equal to the portion of the Executive's Annual Base Salary earned by the Executive through the Date of Termination to the extent not theretofore paid by the Company or the Employer Group;

(ii)
one year of continued salary at the Annual Base Salary following the Date of Termination (the "Continuation Period"); and

(iii)
the Company shall continue medical and welfare benefits to the Executive and/or the Executive's family at least equal to those which the Executive was eligible for and had elected and that would have been provided had the Executive remained in employment until the end of the Continuation Period (excluding benefits to which the Executive has waived his rights in writing), such benefits to be in accordance with the medical and welfare benefit plans, practices, programs or policies (the "M&W Plans") of the Company as in effect and applicable to any executive officer of the Company or the Employer Group and his family during the 90-day period immediately preceding the Date of Termination or, if more favorable to the Executive, as in effect at any time thereafter with respect to any executive officer of the Company or the Employer Group (but on a prospective basis only unless and then only to the extent, such more favorable M&W Plans are by their terms retroactive); provided, however, that if the Executive becomes employed with another employer and is eligible to receive medical or other welfare benefits under another employer-provided plan, the benefits under the M&W Plans shall cease.

(b)
Termination Not under Section 4(c) and 4(e). Subject to the provisions of Section 6 of this Agreement, if the Executive's employment shall be terminated other than pursuant to Section 4(c) and 4(e), the Company shall have no further obligations to the Executive under this Agreement other than the obligation to pay to the Executive the portion of Annual Base Salary earned through the Date of Termination to the extent unpaid as of the Date of Termination, plus any other benefits to which Executive is entitled under any other agreements or policies with or of the Company.

6.
Non-Disclosure and Return of Confidential Information.

(a)
Acknowledgments. The Executive acknowledges that: (i) the Employer Group's business is both highly specialized and competitive, and (ii) documentation and information regarding the Employer Group's customers, clients, services, methods of operation, sales, as well as the specialized business needs of the Employer Group's customers and clients, constitute highly Confidential Information and Trade Secrets which are not generally known to, or readily ascertainable by, the public or Employer Group's competitors. Executive further acknowledges that during his employment he will have access to Confidential Information and Trade Secrets belonging to Employer Group, and understands that the misappropriation or unauthorized disclosure of such information is prohibited and will cause Employer Group irreparable injury.

(b)
Non-Disclosure. While Executive is employed, and for five (5) years following the voluntary or involuntary termination of Executive's employment for any reason, Executive shall not disclose Confidential Information and Trade Secrets to anyone other than Employer Group's officers or authorized employees, or use such information for any unauthorized purpose without the prior written consent of Employer Group.

(c)
Non-Removal. Executive shall not, other than in the ordinary course of business, directly or indirectly, copy, take or remove from Employer Group's premises any of Employer Group's books, records, files, customer lists, documents or materials, including any Confidential Information or Trade Secrets, or copies of any of the foregoing, without prior written consent of Employer Group.

(d)
Definitions. The following definitions are established for the purposes of this Agreement:

(i)
"Trade Secret" means any information, including formulas, patterns, compilations, programs, devices, methods, techniques or processes that Employer Group considers confidential and is valuable and provides a competitive advantage because it is not generally known and not readily ascertainable by proper means;

(ii)
"Confidential Information" is defined as information (whether or not in writing) which is related to Employer Group's business and is maintained as confidential. Confidential Information includes Trade Secrets, customer data and account information; sales records and invoices; information pertaining to manufacturing processes and tool or die design production or know-how, apparatus, formulas, systems and other confidential or technical data; personnel and related human resources information; the existence and contents of agreements; marketing plans, strategies and related information; information regarding economic condition, determination of prices, sales, net income, indebtedness and related financial information. Notwithstanding the foregoing, Confidential Information shall not include any information in the public domain on the date hereof or that enters the public domain after the date hereof through no fault of the Executive.

(e)
Return of Documents and Property. Executive will upon the request of Employer Group, or upon the termination of employment for any reason, immediately return and surrender to Employer Group originals and all copies of Confidential Information and Trade Secrets, as well as any other documents or property belonging to Employer Group, created or obtained by Executive as a result of or in the course of his employment. Executive acknowledges that all such materials are, and will always remain, the exclusive property Employer Group.

(f)
Assignment of Inventions. Any and all inventions, writings, analyses, improvements, procedures and/or techniques which Executive may make, conceive, discover or develop, either solely or jointly with any other person or persons, at any time during the terms of employment, whether during working hours or at any other time, and whether at the request or upon the suggestion of Employer Group or otherwise, which relate to or are useful in connection with any business carried on or contemplated by Employer Group and known by the Executive to be contemplated by the Employer Group, shall be the sole and exclusive property of Employer Group. Executive shall make full disclosure to Employer Group of all such inventions, writings, analyses, improvements, procedures and/or techniques, and Executive shall do everything necessary to vest the absolute title thereto in Employer Group. Executive agrees that he shall not be entitled to any additional or special compensation or reimbursement in connection with any and all such inventions writings, analyses, improvements, procedures and/or techniques.

7.
Non-Solicitation
(a)
Acknowledgments. Executive acknowledges that Employer Group's relationships with its customers, clients, employees, and other business associations are among Employer Group's most important assets, and that developing, maintaining and continuing these relationships is one of Employer Group's highest priorities. Executive further understands that he will be relied upon to develop and maintain the goodwill of these relationships on behalf of Employer Group throughout the course of the employment relationship.

(b)
Non-Solicitation of Employees. Executive, therefore, agrees that during the term of employment, and for a period of one (1) year after termination, he will not recruit, solicit, or induce, or attempt to induce, any employees of Employer Group to terminate their employment with, or otherwise cease a relationship with, Employer Group.

(c)
Non-Solicitation of Customers. In addition, Executive agrees that during his employment and for a period of one (1) year after termination, he will not solicit, divert or take away, or attempt to divert, solicit or take away, the business or patronage of any of the clients, customers or accounts, or prospective clients, customers or accounts, of Employer Group in connection with any business competitive with that of the business conducted by the Employer Group as referred to in Section 8(b).

8.
Non-Competition.

(a)
Acknowledgments. Executive acknowledges that Employer Group has a protectable interest in the following: (i) the Employer Group's goodwill and retention of existing clients and customers, (ii) protection of Trade Secrets and Confidential Information, and (iii) the Employer Group's investment in training and enhancing the Executive's skill and expertise.

(b)
Restriction of Competition. Executive agrees that during the term of employment, and for one (1) year after termination regardless of the reason, except for termination under provisions contained in Section 4(e)(1), he will not compete with the business of the Employer Group or its successors or assigns. Specifically, the Executive agrees he will not solicit orders for any product or service competitive with the Employer Group, as an employee, owner, officer, director, consultant, stockholder or partner of a competitive enterprise, or accept employment with a business that sells Competitive Products or Competitive Services. "Competitive Products" are defined as plastic injection molded: (1) product lines presently consisting of bearing retainers, bearing seals, hydraulic cylinders, Christmas tree stands and Christmas light mounting hardware and new product lines to be undertaken by the Employer Group in the future and designated as competitive to the Executive, in writing, and (2) individual products actually manufactured and sold by the Employer Group and those products contemplated for future business with valid price quotations outstanding at the time of the Executive's termination. "Competitive Services" are services provided by the Employer Group to its existing or prospective customers that relate to developing, marketing, selling and manufacturing Competitive Product. The restriction on competition in this paragraph extends to all geographic areas serviced by Employer Group.

(c)
Judicial Modification. Employer Group and Executive have attempted to limit Executive's right to compete only to the extent permitted by applicable law and necessary to protect Employer Group from unfair competition. If a Court should determine that the restriction contained in this paragraph 8 are of too long duration or too broad in geographic scope to be reasonable and enforceable, such a provision shall be amended only so much as shall be necessary in order for the restrictions contained herein to be enforceable.

9.
Legal and Equitable Relief. The restrictions contained in Sections 6, 7, and 8 are necessary for the protection of the legitimate business interests and goodwill of the Employer Group, and are considered by the Executive to be reasonable for such purposes. The Executive agrees that any breach of Sections 6, 7, and 8 will cause the Employer Group substantial and irrevocable damage. In the event of any such breach, in addition to such other remedies which may be available, including the recovery of damages from Executive, Employer Group shall have the right to injunctive relief to restrain or enjoin any actual or threatened breach of the provisions of Sections 6, 7, and 8. If Employer Group shall prevail in a legal proceeding to remedy a breach of the provisions of this Agreement, Employer Group shall be entitled to receive reasonable attorney's fees, expert witness fees, and out-of-pocket costs incurred in connection with such proceeding, in addition to any other relief it may be granted.

10.
No Conflicting Agreements. Executive represents to Employer Group (i) that there are no restrictions, agreements or understandings whatsoever to which Executive is a party which would prevent or make unlawful his execution or performance of this Agreement or his employment hereunder; (ii) that his execution of this Agreement and his employment does not constitute a breach of any contract, agreement or understanding, oral or written, which he is a party or by which he is bound.

11.
Assignment. This Agreement is personal to Executive and may not be assigned by Executive. This Agreement may be assigned by Company to any party without the consent of Executive, and the assignee shall be entitled to enforce against Executive the restrictions contained in Sections 6, 7, and 8 of this Agreement. Executive further agrees to execute, for the benefit of any proposed assignee, a document acknowledging the agreement of Executive to: (i) be bound by the restrictions contained in Sections 6, 7, and 8 of this Agreement subsequent to any proposed assignment, and (ii) consent to the enforcement of such restrictions by such assignee against Executive.

12.
Miscellaneous.

(a)
Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Tennessee, without reference to its principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended, modified, repealed, waived, extended or discharged except by an agreement in writing signed by the party against whom enforcement of such amendment, modification, repeal, waiver, extension or discharge is sought. No person, other than pursuant to a resolution of the Board or a committee thereof, shall have authority on behalf of the Company to agree to amend, modify, repeal, waive, extend or discharge any provision of this Agreement or anything in reference thereto.

(b)
Notices. All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return-receipt requested, postage prepaid, addressed, in either case, at the Company's headquarters or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notices and communications shall be effective when actually received by the addressee.

(c)
Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

(d)
Survival. The obligations contained in Sections 6, 7, and 8 of this Agreement shall survive the termination, for any reason whatsoever, of Executive's employment with the Company or any other entity in the Employer Group.

(e)
Withholding. The Company may withhold from any amounts payable under this Agreement such federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

(f)
No Waiver. The Executive's or the Company's failure to insist upon strict compliance with any provision hereof or any other provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment pursuant to Section 4(d) of this Agreement, or the right of the Company to terminate the Executive's employment for Cause pursuant to Section 4(b) of this Agreement shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

(g)
Entire Agreement. This instrument contains the entire agreement of the Executive and the Company with respect to the subject matter hereof, and may be modified only by a writing signed by the parties hereto.

(h)
Binding Effect. Except as provided in Section 13, this Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, executives, administrators, legal representatives, successors, and assigns.

    IN WITNESS WHEREOF, the Executive and, pursuant to due authorization from the Board of Directors of Parent, the Company have caused this Agreement to be executed as of the day and year first above written.

IMC Acquisition L.P., doing business as Industrial Molding Corporation
By: Industrial Molding GP, LLC its general partner By: Rock R. Baty Title: Manager
Executive

QuickLinks

NN Ball & Roller, Inc.
INDEX

PART I. FINANCIAL INFORMATION

NN Ball & Roller, Inc. Notes To Condensed Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

SIGNATURES

EMPLOYMENT AGREEMENT

EMPLOYMENT AGREEMENT

EMPLOYMENT AGREEMENT

EMPLOYMENT AGREEMENT