Form 10-K
period 1999-12-31
NN BALL & ROLLER INC
filed 2000-03-29
CIK 918541

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

                                 --------------

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

Yes    |X|       No    |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The number of shares of the registrant's common stock outstanding on March 20, 2000 was 15,244,308.

      The aggregate market value of the voting stock held by non-affiliates of the registrant at March 20, 2000, based on the closing price on the NASDAQ National Market System on that date was approximately $132,442,548.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement with respect to the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

      The Company was organized in October 1980 by a group of senior managers of the ball and roller division of Hoover Precision Products, Inc. (formerly Hoover Universal, Inc.), led by Richard Ennen, the Company's Chairman. The Company was founded in order to meet the bearings industry's need for a dependable source of high quality, precision balls and rollers. During 1999, the Company sold its products to over 500 customers located in 26 different countries, and its primary customers included SKF Bearing Industries ("SKF"), FAG Bearings Corporation ("FAG"), SNR Roulements, and the Torrington Company.

      On July 4, 1999, the Company acquired substantially all of the assets of Earsley Capital Corporation, a successor to and formerly known as Industrial Molding Corporation ("IMC"). Formed in 1947, IMC provides full-service design and manufacture of plastic injection molded components to the bearing, automotive, electronic, leisure and consumer markets with an emphasis on value-added products that take advantage of its capabilities in product development, tool design and tight tolerance molding processes. IMC, which operates two manufacturing facilities in Lubbock, Texas, will continue operations as a subsidiary entity. The Company paid approximately $27.5 million in cash and $2.5 million of its common stock for the net assets acquired from IMC. During 1999, IMC sold its products to approximately 65 customers in 10 different countries.

Products

      At its ball and roller facilities in Erwin, Tennessee, Walterboro, South Carolina, Mountain City, Tennessee, and Kilkenny, Ireland, the Company produces high quality, precision steel balls in sizes ranging in diameter from 3/16 of an inch to 2 1/2 inches and rollers in a limited variety of sizes. The Company produces balls in a variety of grades ranging from grade 5 to grade 1000 and rollers in a variety of grades ranging from grade 50 to grade 1000. The grade number for a ball or a roller indicates the degree of spherical or cylindrical precision of the ball or roller; for example, grade 5 balls are manufactured to within five millionths of an inch of roundness and grade 50 rollers are manufactured to within fifty millionths of an inch of roundness. Sales of steel balls accounted for approximately 92%, 92% and 91% of the Company's ball and roller net sales in 1997, 1998 and 1999, respectively. Sales of rollers accounted for the balance of the Company's net ball and roller sales in such years.

      Precision Steel Balls. The Company manufactures high quality, precision balls in four different types of steel: 52100 steel, 440C stainless steel, S2 rock bit steel and 302 stainless steel. Each of the different types of steel has unique characteristics that make it suitable for particular applications.

      During 1999, approximately 96% of the balls produced by the Company were made from 52100 steel ("52100 Steel"). See also "Business--Raw Materials." The 52100 Steel balls have a high degree of hardness and provide excellent resistance to wear and deformation. The 52100 Steel balls are used primarily by manufacturers of anti-friction ball bearings where precise spherical and tolerance accuracy are required.

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

      Through its newly acquired subsidiary, Industrial Molding Corporation, the Company manufactures a wide range of plastic molded products through its two facilities in Lubbock, Texas. IMC's products can be classified into three primary market segments - bearing retainers, automotive under the hood components and seasonal hardware products. IMC also produces other automotive components, electronic instrument cases and precision electronic connectors and lenses as well as a variety of other specialized parts.

      Bearing Retainers. IMC manufactures high precision plastic retainers for ball bearings used in automotive products. Since the July 1999 acquisition, sales of bearing retainers accounted for approximately 36% of the Plastics Division sales.

      Automotive Components. IMC manufacturers high precision plastic automotive under the hood parts. These parts utilize high performance engineered polymers that draw upon IMC's ability to mold highly technical cylindrical dimension parts. Other molded automotive components include hydraulic cylinders, clutch systems, seat belts, gears and transmission components. Since the July 1999 acquisition, sales of automotive parts accounted for approximately 22% of IMC's sales.

      Seasonal Hardware Products. At its Cedar facility, IMC manufactures molded polypropelene parts for the seasonal consumer market. These include light hanging hardware and Christmas tree stands. Sales of seasonal consumer products accounted for approximately 35% of IMC's sales since the acquisition in July 1999.

      Other. IMC also manufactures a variety of high precision molded parts including plastic instrument cases, precision end connectors and lenses for fiber optics as well as other specialized parts.

Sales and Marketing

      The Company markets balls and rollers in the United States and abroad primarily through three salaried sales employees. Four additional internal sales employees handle customer orders and provide sales support.

      IMC markets its products through commissioned sales representatives or directly through two salaried marketing and sales employees. Three additional internal customer service employees handle customer orders and provide sales support. Additionally, certain engineers and manufacturing employees provide sales support due to the technical nature of the products.

      The following table presents a breakdown of the Company's net sales for fiscal years 1997 through 1999:

                                        1999          1998            1997
(In Thousands)

Domestic:
   Ball & Roller Division                $ 36,229       $ 39,331       $ 39,884
                                            42.5%          53.9%           53.0%

   Plastics Division                       16,678             --             --
                                            19.6%             --             --

Total Domestic Sales                       52,907         39,331         39,884
                                            62.1%          53.9%           53.6%
Foreign:
   Ball & Roller Division                $ 31,507       $ 33,675       $ 35,368
                                            36.9%          46.1%           47.0%

   Plastics Division                          880             --             --
                                             1.0%             --             --

Total Foreign Sales                        32,387         33,675        345,368
                                            37.9%          46.1%           47.0%

Total                                    $ 85,294       $ 73,006       $ 75,252
                                         =======================================

                                              100%           100%           100%
                                         =======================================

      The Company's marketing strategy relative to the Ball & Roller Division is to increase its share of the domestic and international market for bearing components by offering a wide variety of high quality, precision balls and rollers to existing and prospective customers on a timely basis and in a cost-effective manner. In marketing its products, the Company has focused its efforts on bearing manufacturers with their own ball or roller manufacturing divisions. The Company's sales staff emphasizes the potential quality advantages and cost savings associated with the outsourcing of such bearing manufacturers' needs by purchasing precision components from the Company instead of manufacturing such components internally.

      IMC's marketing strategy is to increase its share of the market by offering custom manufactured, high quality, precision parts in a cost-effective manner. This strategy focuses on relationships with key customers that require technically difficult enable IMC to take advantage of its strengths in product development, tool design and tight tolerance molding processes. IMC has historically focused on the North American market. However, management believes certain synergies exist between NN Ball & Roller and IMC that will allow IMC to further penetrate the North American market as well as broaden the European and Asian presence by leveraging NN Ball & Roller's global relationships.

      The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of shipment of goods. With respect to foreign customers (other than foreign customers that participate in the Company's inventory management program), payments generally are due within either 90 to 120 days following the date of shipment in order to allow for additional freight time and customs clearance. For customers that participate in the Company's inventory management program, sales are recorded when the customer uses the product, and payments typically are due 30 days thereafter. See "Business -- Customers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." See Note 9 of the Notes to Consolidated Financial Statements for additional financial information.

Customers

      During 1999, the Company's ten largest customers accounted for approximately 69% of its consolidated net sales. Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 27% of net sales in 1999 and sales to FAG accounted for approximately 11% of net sales in 1999. None of the Company's other customers accounted for more than 10% of its net sales in 1999; however, sales to Gary Products Group, The Torrington Company, and SNR Roulements each represented more than 5% of the Company's net sales during the period.

      During 1999, the Ball and Roller Division sold its products to more than 500 customers located in 26 different countries. Approximately 47% of ball and roller net sales in 1999 were to customers outside the United States. Sales to the Ball & Roller Division's top ten customers accounted for approximately 76% of the divisions' net sales in 1999. Sales to SKF and FAG accounted for approximately 33% and 13% of the division's net sales in 1999 respectively.

      From the time of acquisition on July 4, 1999, IMC sold its products to 65 customers located in 10 different countries. Approximately 5% of IMC's net sales were to customers outside the United States. Sales to IMC's top ten customers accounted for approximately 80% of the divisions' net sales in 1999. Sales to Gary Products Group accounted for approximately 35% of the division's net sales in 1999.

      See Note 9 of the Notes to Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." In both the foreign and domestic markets, the Company principally sells its products directly to manufacturers and not to distributors.

      The Company ordinarily ships its products directly to customers within 60 days, but in some cases, in the same calendar month, of the date on which a sales order is placed. Accordingly, the Company generally has an insignificant amount of open (backlog) orders from customers at month end. Certain of the Company's customers have entered into contracts with the Company pursuant to which they have agreed to purchase all of their requirements of specified balls and rollers and plastic molded products from the Company, but under which they are not obligated to purchase any specific amounts. While firm orders generally are received only monthly, the Company normally is aware of reasonably anticipated future orders well in advance of the placement of a firm order. The Company has installed a computerized, bar coded inventory management system with most of its major customers pursuant to which the Company, through a direct computer link, automatically monitors the customer's ball and roller inventories. This system permits the Company to determine on a day-to-day basis the amount of balls and/or rollers remaining in a customer's inventory. When such inventories fall below certain levels, the Company automatically ships additional goods. The Company follows industry practice in handling its inventory, which is a first in, first out policy.

Employees

      As of December 31, 1999, the Company had 791 full-time employees of whom 721 were engaged in production/maintenance. Of these 791 employees, 360 were employed at the Ball & Roller division, 401 at the Plastics Division and 30 at Corporate Division. No employee of the Company is represented by a union. The Company believes that relations with its employees are good.

Competition

      The precision ball and roller industry is intensely competitive, and many of the Company's competitors have greater financial resources than the Company. The Company's primary domestic competitor is Hoover Precision Products, Inc., a division of Tsubakimoto Precision Products Co. Ltd. The Company's primary foreign competitors are Amatsuji Steel Ball Manufacturing Company, Ltd. and Tsubakimoto Precision Products Co. Ltd. The Company's ability to compete with foreign-based competitors could be adversely affected by an increase in the value of the United States dollar relative to foreign currencies.

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

      The markets for IMC's products are also intensely competitive. Since the Industry is currently very fragmented, IMC must compete with numerous companies in each of their marketing segments. Many of these companies have substantially greater financial resources than IMC and many currently offer competing products nationally and internationally. IMC's primary competitor in the bearing retainer segment is Nakanishi Manufacturing Corporation. Nypro, Inc. and Key Plastics are the main domestic competitors in the automotive segment.

      The Company believes that competition within the plastic injection molding industry is based principally on quality, price, design capabilities and speed of responsiveness and delivery. Management believes that IMC's competitive strengths are product development, tool design and fabrication and tight tolerance molding processes as well as its reputation in the marketplace as a quality producer of technically difficult products.

Raw Materials

      The primary raw material used by the Company in its Ball & Roller Division is 52100 Steel. During 1999, approximately 95% of the steel used by the Company was 52100 Steel. The Company's other steel requirements include type 440C stainless steel, type S2 rock bit steel and type 302 stainless steel. The Company purchases substantially all of its 52100 Steel requirements from foreign mills because of the lack of domestic producers of such steel at the quality level the Company requires. The other steel requirements of the Company also are purchased principally from foreign steel manufacturers.

      The Company allocates its steel purchases among suppliers on the basis of price and quality. Generally, the Company does not enter into written supply agreements with its suppliers or commit itself to maintain minimum monthly purchases of steel. The Company's pricing arrangements with its suppliers typically are subject to adjustment once every six months.

      Because 52100 Steel is principally produced by foreign manufacturers, the Company's operating results would be negatively affected in the event that the U.S. government imposes any significant quotas, tariffs or other duties or restrictions on the import of such steel or if the United States dollar decreases in value relative to foreign currencies.

      The primary raw materials used by IMC are engineered resins and polypropylene resins. Injection grade nylon is utilized in bearing retainers, automotive and other industrial products and polypropylene is utilized for seasonal hardware products. The Company purchases substantially all of its resin requirements from domestic manufacturers and suppliers. The majority of these suppliers are international companies with resin manufacturing facilities located throughout the world.

      The Company bases purchase decisions on price, quality and service. Generally, the Company does not enter into written supply contracts with its suppliers or commit itself to maintain minimum monthly purchases of resins. The pricing arrangements with its suppliers typically can be adjusted at anytime.

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

Seasonal Nature of Business

      Historically, due to increased foreign sales, seasonality has become a factor for the Company in that some foreign customers typically cease their production activities during the month of August. With the acquisition of IMC, this effect will be somewhat offset due to the production and sale of seasonal hardware products. Although production and sales of these products occur throughout the year, sales tend to be more highly concentrated during the fall months.

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

      The Company has incurred certain expenses in complying with applicable environmental laws associated with the removal of four underground storage tanks containing kerosene and waste oil, the remediation of soil and groundwater contamination resulting from a leak in one of the tanks, and the closing of a sludge disposal area at one of its ball and roller facilities. The remediation project is now complete, but the Company has certain ongoing monitoring responsibilities. The amounts expended by the Company in connection with this remediation project have not been material, and based upon information currently available to the Company, management does not believe that the future costs associated with the project will have a material adverse effect on the Company's results of operations or financial condition.

Executive Officers of the Registrant

      The executive officers of the Company consist of the following persons:

       Name                     Age                    Position
       ----                     ---                    --------

 Richard D. Ennen                72       Chairman of the Board and Director

 Roderick R. Baty                46       President, Chief Executive Officer and
                                          Director

 Frank T. Gentry, III            44       Vice President - Manufacturing

 Robert R. Sams                  42       Vice President - Market Services

 David L. Dyckman                35       Vice President - Business Development
                                          and Chief Financial Officer

 William C. Kelly, Jr.           41       Treasurer, Secretary and Chief
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

      Frank T. Gentry, III, was originally appointed Vice President - Manufacturing in August 1995. Mr. Gentry's responsibilities include purchasing, inventory control and transportation. Mr. Gentry joined the Company in 1981 and held various production control positions within the Company from 1981 to August 1995.

      Robert R. Sams joined the Company in 1996 as Plant Manager of the Mountain City, Tennessee facility. In 1997, Mr. Sams served as Managing Director of the Kilkenny facility and in 1999 was elected to the position of Vice President - Market Services. Prior to joining the Company, Mr. Sams held various positions with Hoover Precision Products from 1980 to 1994 and most recently as Vice President of Production for Blum, Inc. from 1994 to 1996.

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

      William C. Kelly, Jr. joined the Company in 1993 as Assistant Treasurer and Manager of Investor Relations. In July 1994, Mr. Kelly was elected to serve as the Company's Chief Accounting Officer, and in February 1995, was elected Treasurer and Assistant Secretary. In March 1999 he was elected Secretary of the Company. Prior to joining the Company, Mr. Kelly served from 1988 to 1993 as a Staff Accountant and as a Senior Auditor with the accounting firm of PricewaterhouseCoopers LLP.

      Executive officers are elected annually at the time of the Annual Meeting and serve one-year terms or until their successors are elected and qualified.

Item 2 Properties

      The Company has four ball manufacturing facilities located in Erwin, Tennessee, Walterboro, South Carolina, Mountain City, Tennessee and Kilkenny, Ireland. Rollers are only produced at the Erwin, Tennessee facility. Production began in early 1996 at the Mountain City facility. The Company established the Kilkenny, Ireland facility in August 1997 to better meet the needs of its customers in Europe. Production began in the fourth quarter of 1997.

      The Erwin, Walterboro, Mountain City and Kilkenny plants currently have approximately 125,000, 100,000, 48,000 and 66,000 square feet of manufacturing space, respectively. The Walterboro plant is located on a 10 acre tract of land owned by the Company, the Erwin plant is located on a 12 acre tract of land owned by the Company, the Mountain City plant is located on an 8 acre tract of land owned by the Company and the Kilkenny facility is located on a 2 acre tract of land owned by the Company.

      Through its newly acquired plastics subsidiary, Industrial Molding Corporation, the Company manufacturers a wide range of plastic molded products through two facilities located in Lubbock, Texas. The Slaton facility, located on a 6.5 acre tract of land owned by the Company, contains approximately 193,000 square feet of manufacturing, warehouse and office space. The Cedar facility is situated on a 2.5 acre tract of land which is also owned by the Company and contains approximately 35,000 square feet of manufacturing and warehouse space.

      During 1999, the Company added new machinery and equipment at all of its facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

      No matters were submitted for a vote of stockholders during the fourth quarter of 1999.

                                     Part II

Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters

      Since the Company's initial public offering in 1994, the Common Stock has been traded on the Nasdaq National Market under the trading symbol "NNBR." Prior to such time there was no established market for the Common Stock. As of March 20, 2000, there were 200 holders of record of the common stock.

      The following table sets forth the high and low sale prices of the common stock, as reported by Nasdaq, and the dividends paid per share on the common stock during each calendar quarter of 1998 and 1999:

                                      Price
                                      -----
                            High                   Low                  Dividend
                            ----                   ---                  --------
1998

First Quarter                11                   8 5/8                   0.08

Second Quarter             12 5/8                 9 5/16                  0.08

Third Quarter              11 3/4                 6 7/8                   0.08

Fourth Quarter                8                   5 7/8                   0.08

1999

First Quarter               6 3/4                 4 3/4                   0.08

Second Quarter              6 3/4                 5 3/8                   0.08

Third Quarter               7 5/8                 5 7/8                   0.08

Fourth Quarter             7 7/16                 6 1/4                   0.08

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

Item 6     Selected Financial Data

      The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the Financial Statements and the Notes thereto included as Item 8. The data set forth below as of December 31, 1999 and for each of the three years in the period ended December 31, 1999, have been derived from the Financial Statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants, whose report thereon is included as part of Item 8. These historical results are not necessarily indicative of the results to be expected in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                       1999              1998             1997           1996           1995
                                                       ----              ----             ----           ----           ----
                                                                       (In Thousands, Except Per Share Data)
Statement of Income Data:

Net Sales                                            $85,294           $73,006          $75,252        $84,539        $77,786

Cost of products sold                                 59,967            50,353           51,707         56,695         53,912
                                                     -------           -------          -------        -------        -------
Gross profit                                          25,327            22,653           23,545         27,844         23,874

Selling, general and administrative expenses           6,854             5,896            5,518          4,890          4,249

Depreciation and amortization                          6,131             4,557            4,106          3,358          2,364
                                                     -------           -------          -------        -------        -------
Income from operations                                12,342            12,200           13,921         19,596         17,261

Interest expense                                         523                64               29            296             42
                                                     -------           -------          -------        -------        -------
Income before provision for income taxes              11,819            12,136           13,892         19,300         17,219

Provision for income taxes                             4,060             4,480            5,382          6,835          5,708
                                                     -------           -------          -------        -------        -------
Net Income                                           $ 7,759           $ 7,656          $ 8,510        $12,465        $11,511
                                                     =======           =======          =======        =======        =======
Basic income per share:                              $  0.52           $  0.52          $  0.57        $  0.83        $  0.79
                                                     =======           =======          =======        =======        =======
Diluted income per share (1)                         $  0.52           $  0.52          $  0.57        $  0.83        $  0.79
                                                     =======           =======          =======        =======        =======
Operating income per share                           $  0.81           $  0.82          $  0.94        $  1.30        $  1.18
                                                     =======           =======          =======        =======        =======
Dividends declared                                   $  0.32           $  0.32          $  0.32        $  0.32        $  0.20
                                                     =======           =======          =======        =======        =======
Weighted average number of shares outstanding (1)     15,244            14,804           14,804         15,042         14,583
                                                     =======           =======          =======        =======        =======

                             1999           1998            1997            1996             1995
                             ----           ----            ----            ----             ----
Balance Sheet Data:

Current assets             $33,402         $28,571        $26,185         $26,727          $26,728

Current liabilities         10,478          7,638          7,471           8,374            13,303

Total assets                90,368         66,860          63,273          59,292           54,241

Long-term debt              17,151            0              0               0                0

Stockholders' equity        60,128         56,242          52,971          48,710           39,218

(1) The actual net income per share data is based on the historical weighted average number of shares outstanding, as adjusted to reflect (i) the 3-for-2 split of the Common Stock effected on March 5, 1995, and (ii) the 3-for-2 split of the Common Stock effected on December 5, 1995.

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

Overview

      The Company's core business is the manufacture and sale of high quality, precision steel balls and rollers. In 1999, balls accounted for approximately 91% of the Company's ball and roller net sales, while rollers accounted for the remaining 9%. Although all of the Company's net sales from 1980 through 1986 were exclusively to domestic customers, the Company's international sales have increased significantly since then and represented approximately 47% of net ball and roller sales in 1999. See Note 9 of the Notes to Financial Statements.

      Since the Company was formed, growth factors include its displacement of captive ball manufacturing divisions of domestic and international bearing manufacturers as a source of precision balls and increased sales of high precision balls for quiet bearing applications. Sales of high precision balls produced by the Company for use in quiet bearing applications has grown to approximately 85% of total net ball sales. Management believes that the Company's sales growth since its formation has been due to its ability to capitalize on opportunities in overseas markets and provide precision balls at competitive prices, as well as its emphasis on product quality and customer service. The sales decline in the last couple of years has been due in large part to economic conditions in Asia and South America and a decline in outsourcing by certain captive producers. Further, the Company was adversely affected by increased competition from Asian-based competitors who sought to reduce over capacity.

      As a result of changing dynamics in the marketplace, the Company has developed an extensive new long-term growth strategy. The development of this strategy entailed the review of the Company's core business and strategies for growth as well as an extensive identification of additional growth opportunities beyond the core markets that were consistent with the Company's strengths and culture. One industry that was identified through this process was the plastic injection molding industry.

      On July 4, 1999, the Company acquired substantially all of the assets of Earsley Capital Corporation, a successor to and formerly known as Industrial Molding Corporation, a Texas corporation. IMC provides premier full-service design and manufacture of plastic injection molded components to the bearing, automotive, electronic, leisure and consumer markets with an emphasis on value-added products that take advantage of its unique capabilities in product development, tool design and tight tolerance molding processes.

Results of Operations

      The following table sets forth for the periods indicated selected financial data and the percentage of the Company's net sales represented by each income statement line item presented.

                                                               As a Percentage of Net Sales
                                                                  Year Ended December 31,
                                                         -----------------------------------------
                                                         1999                1998             1997
                                                         ----                ----             ----
Net sales                                                100.0%             100.0%             100.0%

Cost of product sold                                      70.3               69.0               68.7
                                                         -----              -----              -----
Gross profit                                              29.7               31.0               31.3

Selling, general and administrative expenses               8.0                8.1                7.3

Depreciation and amortization                              7.2                6.2                5.5
                                                         -----              -----              -----
Income from operations                                    14.5               16.7               18.5

Interest expense                                           0.6                0.1                0.0
                                                         -----              -----              -----
Income before provision for income taxes                  13.9               16.6               18.5

Provision for income taxes                                 4.8                6.1                7.2
                                                         -----              -----              -----
Net income                                                 9.1%              10.5%              11.3%
                                                         =====              =====              =====

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

      Net Sales. The Company's net sales increased $12.3 million, or 16.8%, from $73.0 million in 1998 to $85.3 million in 1999. The IMC acquisition accounted for $17.6 million in additional sales for the twelve-month period in 1999. Foreign net sales decreased $1.3 million or 3.9%, from $33.7 million in 1998 to $32.4 million in 1999. The decrease in foreign net sales was due primarily to decreased sales volumes with existing customers, largely due to general economic conditions in Asia and the impact of the relative strength of the U.S. dollar against world currencies in the first two quarters of the year. This was partially offset by the addition of $880,000 in foreign sales contributed by the IMC acquisition. Domestic net sales increased $13.6 million, or 34.6%, from $39.3 million in 1998 to $52.9 million in 1999. This increase was primarily due to the IMC acquisition which contributed $16.7 million in domestic sales for 1999. This was partially offset by decreased domestic sales primarily to one customer.

      Gross Profit. Gross profit increased by $2.6 million, or 11.5% from $22.7 million in 1998 to $25.3 million in 1999. The IMC acquisition accounted for $4.3 million in increased gross profit but was mostly offset by increased costs associated with capacity under-utilization in the Ball & Roller division due to decreased levels of volume during 1999 as well as the short-term impact of the inventory reduction efforts. As a percentage of net sales, gross profit decreased from 31.0% in 1998 to 29.7% in 1999.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $958,000, or 16.2% in 1999 to $6.9 million from $5.9 million in 1998. The acquisition of IMC accounted for $1.8 million of the increase offset by decreased spending in the Ball & Roller division. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 8.0% in 1999 from 8.1% in 1998.

      Depreciation and Amortization Expense. Depreciation expense increased $1.5 million, or 34.5%, to $6.1 million in 1999 from $4.6 million in 1998. The acquisition of IMC accounted for $1.2 million of increased depreciation and amortization expense. The remainder of the increase was due to purchases of capital equipment at the Company's ball and roller facilities. As a percentage of net sales, depreciation increased to 7.2% in 1999 from 6.2% in 1998.

      Interest Expense. Interest expense increased $459,000 from $64,000 in 1998 to $523,000 in 1999. The increase was due to increased levels outstanding under the Company's line of credit in 1999. In July of 1999, the Company borrowed $18.5 million under the line of credit for the purchase of selected assets of the Earsley Capital Corporation. See "Management's Discussion and Analysis of Financial Condition --Liquidity and Capital Resources."

      Net Income. Net income increased $103,000, or 1.3% from $7.7 million in 1998 to $7.8 million in 1999. As a percentage of net sales, net income decreased to 9.1% in 1999 from 10.5% in 1998. The decrease in net income as a percentage of net sales was due primarily to excess capacity at the Company's Ball & Roller division and a related gross profit margin decrease, increased depreciation expense and interest expense related to the IMC acquisition. Offsetting these factors was a slightly lower federal tax rate.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

      Net Sales. The Company's net sales decreased $2.2 million, or 3.0%, from $75.2 million in 1997 to $73.0 million in 1998. Foreign net sales decreased $1.7 million, or 4.8%, from $35.4 million in 1997 to $33.7 million in 1998. The decrease in foreign net sales was due primarily to decreased sales volumes to existing customers, largely due to general economic conditions in Asia and South America. Domestic net sales decreased $600,000, or 1.5%, from $39.9 million in 1997 to $39.3 million in 1998. This decrease was due primarily to decreased sales volumes to domestically-based Asian companies.

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

Liquidity and Capital Resources

      In July 1997, the Company entered into a loan agreement with First American National Bank ("First American") which provides for a revolving credit facility of up to $25 million, expiring on June 30, 2000. In December 1999, the Company extended the terms of the loan agreement with First American to expire on July 25, 2001. Amounts outstanding under the revolving facility are unsecured and bear interest at a floating rate equal to, at the Company's option, either LIBOR plus 0.65% or the Fed Funds effective rate plus 1.5%. The loan agreement contains customary financial and operating restrictions on the Company, including covenants, restricting the Company, without First American's consent, from incurring additional indebtedness from, or pledging any of its assets to, other lenders and from disposing of a substantial portion of its assets. In addition, the Company is prohibited from declaring any dividend if a default exists under the revolving credit facility at the time of, or would occur as a result of, such declaration. The loan agreement also prohibits sales of property outside of the ordinary course of business. The loan agreement also contains customary financial covenants with respect to the Company, including a covenant that the Company's earnings will not decrease in any year by more than fifty percent of earnings in the Company's immediately preceding fiscal year. The Company, as of March 20, 2000 was in compliance with all such covenants.

      The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with foreign customers (other than foreign customers that have entered into an inventory management program with the Company) generally provide that payments are due within either 90 or 120 days following the date of shipment. Under the Company's inventory management program, payments typically are due within 30 days after the product is used by the customer. The Company's net sales historically have not been of a seasonal nature. However, seasonality has become a factor for the foreign ball and roller sales in that many foreign customers cease production during the month of August. The Company also experiences seasonal fluctuation through its IMC Plastics division which provides several lines of seasonal hardware.

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

      Working capital, which consists principally of accounts receivable and inventories, was $22.9 million at December 31, 1999 as compared to $20.9 million at December 31, 1998. The ratio of current assets to current liabilities decreased from 3.7:1 at December 31, 1998 to 3.2:1 at December 31, 1999. Cash flow from operations increased to $17.8 million during 1999 from $12.7 million during 1998. This increase was primarily attributed to a decrease of $5.1 million of inventories during 1999 as compared to an increase of $2.6 million during 1998.

      During 2000, the Company plans to spend approximately $5.3 million on capital expenditures. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 2000.

Subsequent Events

      On January 14, 2000, the Company entered into a principle agreement to establish a joint venture with General Bearing Corporation. This venture subsequently closed on March 16, 2000. The new venture, NN General, LLC, will own a majority position in Jiangsu General Ball & Roller Company, Ltd., a Chinese precision ball and roller manufacturer located in Rugao City, Jiangsu Providence China. Through NN General, LLC, the Company will equally share a 60% interest with General Bearing Company in the Chinese company. The Company's investment includes a cash contribution of $2.5 million and a loan commitment for an additional $1 million. The remaining 40% of the Chinese company is owned by Jiangsu Steel Ball Factory.

      On March 12, 2000, the Company experienced a fire at its Erwin, Tennessee facility. The fire, which was contained to approximately 30% of the production area, occurred in the early morning hours when only three employees were in the facility. These employees were immediately evacuated and no one was injured. Effected production is being shifted to the Company's other facilities as possible as well as the use of other suppliers to protect product supply to customers. The cause of the fire remains under investigation and management is continuing to assess damage to the facility. Insurance coverage is available for the loss.

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

      The Company currently has operations in Ireland, which is one of the Euro participating countries, and sells product to customers in many of the participating countries. The functional currency of the Company's Ireland operations was changed effective September, 1999.

Seasonality and Fluctuation in Quarterly Results

      The Company's net sales historically have not been of a seasonal nature. However, as foreign sales have increased as a percentage of total sales, seasonality has become a factor for the Company in that many foreign customers cease production during the month of August. For information concerning the Company's quarterly results of operations for the years ended December 31, 1999 and 1998, see Note 13 of the Notes to Financial Statements.

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

Dependence on Major Customers. During 1999, the Company's ten largest customers accounted for approximately 69% of its net sales. Sales to various US and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 27% of net sales in 1999, and sales to FAG accounted for approximately 11% of net sales. None of the Company's other customers accounted for more than 10% of its net sales in 1999, but sales to three of its customers each represented more than 5% of the Company's 1999 net sales. The loss of all or a substantial portion of sales to these customers would have a material adverse effect on the Company's business.

Acquisitions. The Company's growth strategy includes growth through acquisitions. In July 1999, the Company acquired IMC as part of that strategy. Although the Company believes that it will be able to integrate the operations of IMC and other companies acquired in the future into its operations without substantial cost, delays or other problems, its ability to do so will depend on, among other things, the adequacy of its implementation plans, the ability of its management to effectively oversee and operate the combined operations of the Company and the acquired businesses and its ability to achieve desired operating efficiencies and sales goals. If the Company is not able to successfully integrate the operations of acquired companies into its business, its future earnings and profitability could be materially and adversely affected.

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

      The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include a $25 million floating rate revolving credit facility which is used to maintain liquidity and fund its business operations. At December 31, 1999, the Company had $17.2 million outstanding under the revolving credit facility. A one-percent increase in the interest rate charged on the Company's outstanding borrowings under the revolving credit facility would result in interest expense increasing by approximately $172,000. The nature and amount of the Company's borrowings may vary as a result of future business requirements, market conditions and other factors.

      The Company's operating cash flows denominated in foreign currencies are exposed to changes in foreign exchange rates. Beginning in the 1997 fourth quarter, upon the commencement of production in its Kilkenny, Ireland facility, the Company began to bill and receive payment from some of its foreign customers in their own currency. To date, the Company has not been materially adversely affected by currency fluctuations of foreign exchange restrictions. However, as foreign sales approximate 38% of total revenues, management is currently evaluating various strategies to manage this financial market risk, including the implementation of a foreign currency hedging program. The Company did not hold a position in any foreign currency instruments of December 31, 1999.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements


Financial Statements                                                                               Page
                                                                                                   ----
    Report of Independent Accountants...............................................................19

    Consolidated Balance Sheets at December 31, 1999 and 1998.......................................20

    Consolidated Statements of Income and Comprehensive Income for the three years ended
    December 31, 1999...............................................................................21

    Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1999.........................................................................22

    Consolidated Statements of Cash Flows for the three years ended December 31, 1999...............23

    Notes to Consolidated Financial Statements......................................................24

    Financial Statement Schedules:
         For the three years ended December 31, 1999

         II - Valuation and Qualifying Accounts and Reserves........................................36

                        Report of Independent Accountants

To the Board of Directors and Stockholders of NN Ball & Roller, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NN Ball & Roller, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Greensboro, North Carolina
February 4, 2000

NN Ball & Roller, Inc.
Consolidated Balance Sheets (in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                 December 31,
                                                               1999      1998

Assets
Current assets:
  Cash                                                     $  1,409    $  1,430
  Accounts receivable, net                                   18,183      11,643
  Inventories, net                                           13,122      14,425
  Other current assets                                          688       1,073
                                                           --------    --------
    Total current assets                                     33,402      28,571

Property, plant and equipment, net                           43,452      38,289
Goodwill, net                                                12,779          --
Other non-current assets                                        735          --
                                                           --------    --------
    Total assets                                           $ 90,368    $ 66,860
                                                           ========    ========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable - trade                                 $  4,104    $  4,451
  Book overdraft                                              1,239          --
  Accrued vacation expense                                      676         431
  Deferred income                                               875         828
  Income taxes payable                                        1,283         786
  Accrued sales rebate                                          139         156
  Other liabilities                                           2,162         986
                                                           --------    --------
                                                             10,478       7,638

Deferred income taxes                                         2,611       2,980
Long-term debt                                               17,151          --
                                                           --------    --------
  Total liabilities                                          30,240      10,618
                                                           --------    --------
Stockholders' equity:
  Common stock - $0.01 par value, authorized - 45,000
  (1999) and 45,000 (1998) shares, issued and
  outstanding - 15,244 (1999) and 14,804 (1998) shares          153         149
  Additional paid-in capital                                 30,398      27,902
  Retained earnings                                          31,255      28,306
  Accumulated other comprehensive income                     (1,678)       (115)
                                                           --------    --------
    Total stockholders' equity                               60,128      56,242
                                                           --------    --------
    Total liabilities and stockholders' equity             $ 90,368    $ 66,860
                                                           --------    --------

   The accompanying notes are an integral part of these financial statements.

NN Ball & Roller, Inc.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share data)
--------------------------------------------------------------------------------

                                                    Year ended December 31,
                                                   1999       1998       1997

Net sales                                       $ 85,294    $ 73,006   $ 75,252
Cost of products sold                             59,967      50,353     51,707
                                                --------    --------   --------
Gross profit                                      25,327      22,653     23,545

Selling, general and administrative expenses       6,854       5,896      5,518
Depreciation and amortization                      6,131       4,557      4,106
                                                --------    --------   --------
Income from operations                            12,342      12,200     13,921

Interest expense                                     523          64         29
                                                --------    --------   --------
Income before provision for income taxes          11,819      12,136     13,892
Provision for income taxes                         4,060       4,480      5,382
                                                --------    --------   --------
Net income                                         7,759       7,656      8,510
                                                --------    --------   --------

Other comprehensive income:
  Foreign currency translation                    (1,563)        352       (467)
                                                --------    --------   --------
  Other comprehensive income                      (1,563)        352       (467)
                                                --------    --------   --------
  Comprehensive income                          $  6,196    $  8,008   $  8,043
                                                ========    ========   ========

Basic net income per share                      $    .52    $    .52   $    .57
                                                ========    ========   ========
Shares outstanding                                15,021      14,804     14,804
                                                ========    ========   ========
Diluted net income per share                    $    .52    $    .52   $    .57
                                                ========    ========   ========
Weighted average shares outstanding               15,038      14,804     14,809
                                                ========    ========   ========

   The accompanying notes are an integral part of these financial statements.

NN Ball & Roller, Inc.
Consolidated Statements of Changes in Stockholders' Equity (in thousands)
--------------------------------------------------------------------------------

                                  Common stock
                               ------------------       Additional                     Other
                                 Number      Par          paid-in      Retained     comprehensive
                               of shares    value         capital      earnings        income        Total
Balance, December 31, 1996       14,629    $    146      $ 26,983      $ 21,581      $     --      $ 48,710
  Net income                         --          --            --         8,510            --         8,510
  Dividends paid                     --          --            --        (4,704)           --        (4,704)
  Stock options exercised           361           4         3,042            --            --         3,046
  Stock repurchased                (186)         (1)       (2,123)           --            --        (2,124)
  Cumulative translation             --          --            --            --          (467)         (467)
                               --------    --------      --------      --------      --------      --------

Balance, December 31, 1997       14,804         149        27,902        25,387          (467)       52,971
  Net income                         --          --            --         7,656            --         7,656
  Dividends paid                     --          --            --        (4,737)           --        (4,737)
  Cumulative translation             --          --            --            --           352           352
                               --------    --------      --------      --------      --------      --------

Balance, December 31, 1998       14,804         149        27,902        28,306          (115)       56,242
  Shares issued                     440           4         2,496            --            --         2,500
  Net income                         --          --            --         7,759            --         7,759
  Dividends paid                     --          --            --        (4,810)           --        (4,810)
  Cumulative translation             --          --            --                      (1,563)       (1,563)
                               --------    --------      --------      --------      --------      --------

Balance, December 31, 1999       14,244    $    153      $ 30,398      $ 31,255      $ (1,678)     $ 60,128
                               ========    ========      ========      ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

NN Ball & Roller, Inc.
Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------------------------

                                                                    Year ended December 31,
                                                                  1999        1998        1997
Cash flows from operating activities:
  Net income                                                   $  7,759    $  7,656    $  8,510
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                 6,131       4,557       4,106
    Loss on property disposals                                       43          --          --
    Deferred income taxes                                          (369)        149         623
    Changes in operating assets and liabilities:
      Accounts receivable                                          (641)        806       3,305
      Inventories                                                 5,121      (2,560)     (1,457)
      Other current assets                                          471         432        (940)
      Other assets                                                   19          --         146
      Accounts payable - trade                                   (1,439)        789        (392)
      Accrued vacation expense                                       61         (88)        149
      Accrued salaries and wages                                    (95)        120          72
      Accrued bonuses                                              (189)         --          --
      Deferred income                                              (115)        370         458
      Income taxes payable                                          497         786         (96)
      Accrued sales rebate                                          (17)        (20)       (579)
      Other liabilities                                             608        (310)        313
                                                               --------    --------    --------
        Net cash provided by operations                          17,845      12,687      14,218
                                                               --------    --------    --------

Cash flows from investing activities:
  Acquisition of Industrial Molding Corporation                 (27,535)         --          --
  Acquisition of property, plant and equipment                   (2,394)     (5,758)     (8,775)
  Proceeds from property disposals                                   46          --          --
                                                               --------    --------    --------
        Net cash used for investing activities                  (29,883)     (5,758)     (8,775)
                                                               --------    --------    --------

Cash flows from financing activities:
  Payments under revolving line of credit                        17,151      (1,480)       (828)
  Book overdraft                                                  1,239          --          --
  Cash dividends                                                 (4,810)     (4,737)     (4,704)
  Stock options exercised                                            --          --       3,046
  Stock repurchased                                                  --          --      (2,124)
                                                               --------    --------    --------
        Net cash provided by (used for) financing activities     13,580      (6,217)     (4,610)
                                                               --------    --------    --------

Effect of exchange rate changes                                  (1,563)        352        (467)
Net increase (decrease) in cash and cash equivalents              1,542         712         833
Cash and cash equivalents at beginning of period                  1,430         366          --
                                                               --------    --------    --------
Cash and cash equivalents at end of period                     $  1,409    $  1,430    $    366
                                                               ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

NN Ball & Roller, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 1 - THE COMPANY AND IT'S SIGNIFICANT ACCOUNTING POLICIES

NN Ball & Roller, Inc. (the "Company") is a manufacturer of balls, rollers, and precision injected molded products. The Company's balls and rollers are used primarily in the domestic and international anti-friction bearing industry. The ball and roller segment has manufacturing facilities in the United States and Ireland. The Company's precision injection molding segment, which was acquired during 1999 (see Note 2), manufactures components used in the bearing, automotive, instrumentation, fiber optic, and consumer hardware industries. The precision injection molding segments manufacturing facility is located in Texas. Both of the Company's segments sell to foreign and domestic customers.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When a major property item is retired, its cost and related accumulated depreciation or amortization are removed from the property accounts and any gain or loss is recorded in income or expense, respectively. The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In management's opinion, no material impairment exists at December 31, 1999 or 1998.

Depreciation is provided principally on the straight-line method over the estimated useful lives of the depreciable assets for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes.

Revenue recognition

The Company generally recognizes a sale when goods are shipped and ownership is assumed by the customer. The Company has an inventory management program for certain major ball and roller customers whereby sales are recognized when products are used by the customer from consigned stock, rather than at the time of shipment. Inventory on consignment at December 31, 1999 and 1998 was approximately $2,766,000 and $3,635,000, respectively.

Income taxes

Income taxes are provided based upon income reported for financial statement purposes. Deferred income taxes reflect the tax effect of temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities (See Note 10).

NN Ball & Roller, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Net income per common share

Basic earnings per share reflect reported earnings divided by the weighted average number of common shares outstanding. Diluted earnings per share include the effect of dilutive stock options outstanding during the year.

Stock incentive plan

The Company uses the intrinsic value method to account for employee stock options. Accordingly, under this method, the Company has not recorded compensation expense related to the options. The exercise price of each option equals the market price of the Company's stock on the date of grant.

Principles of consolidation

The Company's financial statements include the accounts of NN Ball & Roller, Inc. and its subsidiaries Industrial Molding Corporation and NN Ball & Roller, Ltd. All intercompany accounts and investments in subsidiaries are eliminated upon consolidation.

Foreign currency translation

Assets and liabilities of the Company's foreign subsidiary are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of other comprehensive income.

Goodwill

Goodwill, which represents the excess of acquisition costs over the net assets acquired in a business combination, is amortized on a straight-line method over a period of 20 years. Periodically, the Company reviews the recoverability of goodwill and other intangibles. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists at December 31, 1999.

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

Recently issued accounting standards

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which established accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's 2000 reporting cycle. The adoption of this standard by the Company is not expected to result in significant adjustments to existing accounting practices as the Company does not currently hold any derivative financial instruments or participate in hedging activities.

NN Ball & Roller, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 2 - ACQUISITION

Effective July 4, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Earsley Capital Corporation, a Nevada corporation and successor to and formerly known as Industrial Molding Corporation ("IMC"). IMC, located in Lubbock, Texas, operates as a premier full-service designer and manufacturer of precision plastic injection molded components. The Company plans to continue the operation of the IMC business as a subsidiary entity. The Company paid consideration of approximately $30 million, consisting of $27.5 million in cash and 440,038 shares of its common stock, for the net assets acquired from IMC. Cash used in the acquisition was obtained from the Company's line of credit with First American National Bank. The amount of goodwill recorded in the transaction was approximately $13.2 million, which is being amortized, on a straight-line basis over twenty years.

All IMC profit and loss activity and balance sheet accounts beginning with July 4, 1999 have been included in the Company's December 31, 1999 consolidated financial statements.

The following unaudited pro forma summary presents the financial information as if the Company's acquisition had occurred on January 1, 1999 and 1998. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 1999 and 1998, nor is it indicative of future results.

                                                            (Unaudited)
                                                        Year ended December 31,
                                                        1999             1998
                                                            (in thousands)

Revenues from external customer                    $   101,562       $   101,135
Net profit                                               7,558             6,637
Basic earnings per share                                  0.50              0.44
Dilutive earnings per share                               0.50              0.44

NN Ball & Roller, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 3 - ACCOUNTS RECEIVABLE

                                                                  December 31,
                                                               1999         1998
                                                                 (in thousands)

Trade                                                      $18,918       $11,910
Employees                                                       55            97
Other                                                          116           222
                                                           -------       -------
                                                            19,089        12,229
Less - Allowance for doubtful accounts                         906           586
                                                           -------       -------
                                                           $18,183       $11,643
                                                           =======       =======

NOTE 4 - INVENTORIES

                                                                  December 31,
                                                               1999         1998
                                                                 (in thousands)


Raw materials                                                $ 3,131     $ 3,611
Work in process                                                2,585       2,850
Finished goods                                                 7,466       8,024
                                                             -------     -------
                                                              13,182      14,485
Less - Reserve for excess and obsolete inventory                  60          60
                                                             -------     -------
                                                             $13,122     $14,425
                                                             =======     =======

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

                                              Estimated           December 31,
                                              useful life      1999         1998
                                                                 (in thousands)

Land                                                         $   841     $   323
Buildings and improvements                    10-25 years     13,436      10,333
Machinery and equipment                        3-10 years     58,208      49,674
Construction in progress                                       1,813       3,400
                                                             -------     -------
                                                              74,298      63,730
Less - Accumulated depreciation                               30,846      25,441
                                                             -------     -------
                                                             $43,452     $38,289
                                                             =======     =======

NN Ball & Roller, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 6 - CREDIT FACILITY

Effective July 1997, the Company terminated a revolving line of credit with NationsBank of Tennessee, N.A., which consisted of a $10,000,000 line of credit, at an interest rate of 7.25%, and entered a similar agreement with First American National Bank. Under the agreement, the Company could borrow up to $25,000,000 through June 30, 2000 at the rate of LIBOR plus 0.65% or the Federal Funds effective rate plus 1.5%, according to the Company's option. During 1999, the Company revised and extended the terms of its $25,000,000 line of credit with First American National Bank. Under the revised agreement, outstanding borrowings accrue interest at the rate of LIBOR plus 0.65% or the Federal Funds effective rate plus 1.5%, at the Company's option, and all outstanding principal amounts are due July 25, 2001. Amounts outstanding under the line of credit at December 31, 1999 and 1998 were $17,151,000 and $0, respectively, at an interest rate of 5.49% at December 31, 1999. The agreement contains restrictive covenants, which specify, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain working capital requirements. The Company was in compliance with such covenants at December 31, 1999 and 1998.

Interest paid during 1999, 1998 and 1997 was $519,000, $64,000 and $28,000,
respectively.

NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company has two defined contribution 401(k) profit sharing plans covering substantially all employees of the ball and roller and plastics segments. The plan in place for the ball and roller segment covers all employees who have one year of service, have attained age twenty-one and have elected to participate in the plan. A participant may elect to contribute from 1% to 20% of his or her compensation to the Plan, subject to a maximum deferral set forth in the Internal Revenue Code. The Company provides a dollar for dollar matching contribution up to $500 per participant. The employer matching contribution is fully vested at all times. The contributions by the Company for the ball and roller division plan were $120,000, $141,000 and $154,000 in 1999, 1998 and
1997.

The plan in place for the plastics segment covers all employees who have completed six months of service and have elected to participate in the plan. A participant may elect to contribute from 1% to 15% of his or her compensation to the plan, subject to a maximum deferral set forth in the Internal Revenue Code. The Company matches twenty-five percent of the first six percent of each employee's contribution to the plan and provides for a discretionary contribution at the end of each plan year. The contributions by the Company for the plastics segment plan were $196,000 in 1999.

NOTE 8 - STOCK INCENTIVE PLAN

Effective March 2, 1994, the Company adopted the NN Ball & Roller, Inc. Stock Incentive Plan under which 1,125,000 shares of the Common Stock were reserved for issuance to officers and key employees of the Company. During 1999 the plan was amended to increase the number of shares available for issuance pursuant to awards made under the plan from 1,125,000 to 1,625,000. Awards or grants under the plan may be made in the form of incentive and nonqualified stock options, stock appreciation rights and restricted stock. The stock options and stock appreciation rights must be issued with an exercise price not less than the fair market value of the Common Stock on the date of grant. The awards or grants under the plan may have various vesting and expiration periods as determined at the discretion of the committee administering the plan.

NN Ball & Roller, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

A summary of the status of the Company's stock option plan as described above as of December 31, 1999, 1998, and 1997, and changes during the years ending on those dates is presented below:

                                             1999                       1998                   1997
                                                  Weighted-                   Weighted-              Weighted-
                                                  average                     average                average
                                                  exercise                    exercise               exercise
                                       Shares      price        Shares         price     Shares       price
Outstanding at beginning of year      548,625    $   11.53    [ILLEGIBLE]   $   11.86    853,629    $    9.44

Granted                               539,175         5.93    [ILLEGIBLE]        9.83     42,750        12.02

Exercised                                  --        --               --        --      (361,002)        6.25

Forfeited                             (38,500)       12.28       (10,000)       10.44    (74,002)       11.40
                                    ---------                    -------                 -------

Outstanding at end of year          1,049,300         8.53       548,625        11.53    461,375        11.86
                                    =========                    =======                 =======

Options exercisable at year-end       345,322        11.53       246,735        11.75    154,664        11.75

The following table summarizes information about stock options outstanding at December 31, 1999:

                                Options Outstanding                        Options Exercisable
                    -------------------------------------------       -----------------------------
                                     Weighted-
                                      Average         Weighted-                           Weighted-
  Range of             Number        Remaining        Average           Number             Average
  Exercise          Outstanding      Contractual      Exercise        Exercisable          Exercise
   Prices           at 12/31/99         Life            Price         at 12/31/99           Price
  $5.94 - $9.75       631,300         9.2 years          6.25          $ 40,222              8.62

$10.44 - $15.50       418,000         6.0 years         11.97           305,100             11.91
                    ---------                           -----           -------             -----

 $5.94 - $15.50     1,049,300         7.9 years          8.53           345,322             11.53


On December 7, 1998 the Company granted a total of 20,000 options to the members of its Board of Directors. These options carry an exercise price equal to the market price on the date of issuance and vest equally over a period of five years, beginning one year from date of grant. The maximum term of these options is 10 years. On July 4, 1999 the Company granted an additional 20,000 options to the members of its Board of Directors. These options carry an exercise price equal to the market price on the date of issuance and vest six months from the date of grant. The maximum term of these options is 10 years.

On August 4, 1998 the Company's Board of Directors authorized the repurchase of up to 740,213 shares of its Common Stock, equaling 5% of the Company's issued and outstanding shares as of August 4, 1998. The program may be extended or discontinued at any time, and there is no assurance that the Company will purchase any or all of the full amount authorized. The Company has not repurchased any shares under this program through December 31, 1999.

NN Ball & Roller, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

On July 31, 1997, one of the Company's officers exercised approximately 358,000 stock options at the exercise price of $6.22 and the market price of $12.50 on the date of exercise. Certain of these options were considered non-qualified options and, accordingly, the Company recorded compensation expense, for income tax purposes only, of approximately $2,150,000 in 1997. The reduction in taxes payable of approximately $789,000 in 1997 was recorded as additional paid-in capital in the accompanying financial statements.

All options granted in the period January 1, 1999 through December 31, 1999, except those granted to the Company's Board of Directors as described above, vest ratably over periods ranging from six months to five years, beginning one year from date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. All options granted in the period January 1, 1995 through December 31, 1998, except those granted to the Company's Board of Directors as described above, vest 20% annually beginning one year from date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years.

During 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). SFAS 123 encourages but does not require a fair value based method of accounting for stock compensation plans. The Company has elected to continue accounting for its stock compensation plan using the intrinsic value based method and, accordingly, has not recorded compensation expense for each of the three years ended December 31, 1999. Had compensation cost for the Company's stock compensation plan been determined based on the fair value at the option grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          Year ended December 31,
                                                        1999        1998        1997
Net income                     As reported (000's)   $   7,759   $   7,656   $   8,150
                               Pro forma (000's)         7,462       7,360       8,254

Earnings per share             As reported           $     .52   $     .52   $     .57
                               Pro forma                   .50         .50         .56

Earnings per share-assuming    As reported           $     .52   $     .52   $     .57
dilution                       Pro forma                   .50         .50         .56

The fair value of each option grant was estimated on actual information available through December 31, 1999 and 1998 using the Black-Scholes option-pricing model with the following assumptions:

Term                                   One year after each 20% vesting date
Risk free interest rate                6.5% and 4.7% for 1999 and 1998,
                                       respectively
                                       4.4% and 5.4% annually for 1999 and 1998,
Dividend yield                         respectively
Volatility                             39% and 32% for 1999 and 1998,
                                       respectively

NN Ball & Roller, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 9 - SEGMENT INFORMATION

The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective with its December 31, 1998 reporting and identified its reportable segments based upon the geographic location of its business units. During 1999, the Company changed the way it evaluates its business units. Effective in 1999, the Company's reportable segments are based on differences in product lines and are divided between balls and rollers and plastics. The ball and roller segment comprises three manufacturing facilities in the eastern United States and one facility located in Kilkenny, Ireland. All of these facilities are engaged in the production of precision balls and rollers used primarily in the bearing industry. The plastics segment is concentrated in one facility located in Lubbock, Texas which represents the IMC business acquired in July 1999. This facility is engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, fiber optic and consumer hardware markets.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company accounts for intersegment sales and transfers at current market prices; however, the Company did not have any material intersegment transactions during 1999, 1998 or 1997.

                                   December 31,            December 31,         December 31,
                                      1999                    1998                  1997

                            Balls and                Balls and              Balls and
                             Rollers     Plastic      Rollers    Plastic     Rollers     Plastics
Revenues from external
customers                  $  67,736    $ 17,558   $  73,006     $   --     $ 75,252     $   --
Interest expense                  --         523          64         --           29         --
Depreciation and
amortization                   4,932       1,199       4,557         --        4,106         --
Segment profit/(loss)         11,109         710      12,136         --       13,892         --
Segment assets                58,557      31,811      66,860         --       63,273         --
Expenditures for
long-lived assets              1,723     [ILLEGIBLE]   5,758         --        8,775         --

NN Ball & Roller, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Sales to external customers and long-lived assets utilized by the Company were concentrated in the following geographical regions (in thousands):

                          December 31,            December 31,         December 31,
                             1999                    1998                 1997
                                Long-lived             Long-lived            Long-lived
                       Sales      assets      Sales      assets     Sales      assets
United States        $ 52,907   $  36,842   $ 39,331   $ 30,723   $ 39,884   $ 31,588

Europe                 21,064       6,610     23,843      7,566     18,060      5,500

Canada                  5,918                  4,163         --      3,763         --

Latin America           2,903                  2,762         --      5,268         --

Other export            2,502                  2,907         --      8,277         --
                     --------   ---------   --------   --------   --------   --------
Total foreign        $ 85,294   $  43,452   $ 73,006   $ 38,289   $ 75,252   $ 37,088
                     ========   =========   ========   ========  =========   ========

Two customers comprised 46%, 48% and 47% of ball and roller sales during the years ended December 31, 1999, 1998, and 1997, respectively. One customer comprised 35% of plastics sales for the year ended December 31, 1999. The Company has a supply agreement with the major plastics customer to be the exclusive supplier of all manufactured product sold by the customer. This supply agreement is effective through October 31, 2004.

NOTE 10 - INCOME TAXES

The Company uses the asset and liability method to account for deferred income taxes. Under the asset and liability method, deferred income taxes are provided for the temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities using enacted income tax rates expected to be in effect when the temporary differences reverse.

NN Ball & Roller, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The components of the provision for income taxes are as follows:

                                                       Year ended December 31,
                                                   1999        1998       1997
                                                          (in thousands)

Current
  Federal                                         $ 3,960    $ 3,899     $ 4,338
  State                                               469        432         421
                                                  -------    -------     -------

                                                    4,429      4,331       4,759
                                                  -------    -------     -------
Deferred
  Federal                                            (335)       115         554
  State                                               (34)        34          69
                                                  -------    -------     -------

                                                     (369)       149         623
                                                  -------    -------     -------
                                                  $ 4,060    $ 4,480     $ 5,382
                                                  =======    =======     =======

A reconciliation of taxes based on the federal statutory rate of 34%, 35% and 35% for the years ended December 31, 1999, 1998 and 1997, respectively, is summarized as follows:

                                                       Year ended December 31,
                                                   1999        1998       1997
                                                          (in thousands)

Income taxes at the federal statutory rate        $ 4,006    $ 4,247    $ 4,862
State income taxes, net of federal benefit            289        309        318
Foreign sales corporation benefit                    (256)      (312)      (249)
Impact of foreign taxes                              (182)        44        283
Other, net                                            203        192        168
                                                  -------    -------    -------

Provision for income taxes                        $ 4,060    $ 4,480    $ 5,382
                                                  =======    =======    =======

NN Ball & Roller, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The tax effects of the temporary differences are as follows:

                                                                December 31,
                                                             1999         1998
                                                               (in thousands)

Deferred income tax liability
  Tax in excess of book depreciation                       $ 3,565       $ 3,647
  Duty drawback receivable                                     161           110
  Goodwill                                                      41            --
                                                           -------       -------
  Gross deferred income tax liability                        3,767         3,757
Deferred income tax assets
  Inventories                                                  406           282
  Allowance for bad debts                                      332           180
  Vacation reserve                                             216           141
  Health insurance reserve                                     122           114
  Other working capital accruals                                80            60
                                                           -------       -------
  Gross deferred income tax assets                           1,156           777
                                                           -------       -------
Net deferred income tax liability                           $2,611        $2,980
                                                           -------       -------

Income tax payments were approximately $3,123,000, $3,052,000 and $4,826,000 in 1999, 1998 and 1997, respectively.

NOTE 11 - RECONCILIATION OF NET INCOME PER SHARE

                                                  Year ended December 31,
                                             1999           1998           1997
                                                       (in thousands)

Net income                                 $ 7,759        $ 7,656        $ 8,510
Adjustments to net income                       --             --             --
                                           -------        -------        -------
  Net income                               $ 7,759        $ 7,656        $ 8,150

Weighted average shares outstanding         15,021         14,804         14,804
Effective of dilutive stock options             17            --             5
                                           -------        -------        -------
Dilutive shares outstanding                 15,038         14,804         14,809
                                           -------        -------        -------

Basic net income per share                 $ .52           $ .52         $ .57
                                           -------        -------        -------
Diluted net income per share               $ .52           $ .52         $ .57
                                           -------        -------        -------

Excluded from the shares outstanding for the years ended December 31, 1999 and 1998 were 525,125 and 466,500 antidilutive options, respectively, which had exercise prices ranging from $6.38 to $15.50 and $10.44 to $15.50, respectively.

The Company has declared a dividend of $0.32 per share in each of the years ending December 31, 1999, 1998 and 1997.

NN Ball & Roller, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS

The Company has operating lease commitments for machinery and office equipment, which expire on varying dates. Rent expense for 1999, 1998, and 1997 was $376,000, $370,000 and $352,000, respectively. The following is a schedule by year of future minimum lease payments as of December 31, 1999 under operating leases that have initial or remaining noncancelable lease terms in excess of one year (in thousands).

 Year ended
December 31,

   2000                                                                    $  82
   2001                                                                       76
   2002                                                                       55
   2003                                                                       17
   2004                                                                        8
   Thereafter                                                                 --
                                                                           -----
   Total minimum lease payments                                            $ 238
                                                                           -----

NN Ball & Roller, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 13 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following summarizes the unaudited quarterly results of operations for the years ended December 31, 1999 and 1998 (in thousands, except per share data).

                                              Year ended December 31, 1999
                                       March 31    June 30   Sept. 30    Dec. 31

Net sales                               $17,912    $17,475    $25,601    $24,306
Gross profit                              5,389      4,884      7,312      7,742
Net income                                1,962      1,715      1,944      2,138
Basic net income per share                  .13        .12        .13        .14
Dilutive net income per share               .13        .12        .13        .14
Weighted average shares outstanding:
  Basic number of shares                 14,804     14,804     15,244     15,244
  Effect of dilutive stock options           --          4         73         66
                                        -------    -------    -------    -------
  Diluted number of shares               14,804     14,808     15,317     15,310
                                        =======    =======    =======    =======

                                              Year ended December 31, 1998
                                       March 31    June 30   Sept. 30    Dec. 31

Net sales                               $20,886    $19,674    $16,789    $15,657
Gross profit                              6,709      6,111      4,627      5,206
Net income                                2,667      2,324      1,125      1,540
Basic net income per share                  .18        .16        .08        .10
Dilutive net income per share               .18        .16        .08        .10
Weighted average shares outstanding:
  Basic number of shares                 14,804     14,804     14,804     14,804
  Effect of dilutive stock options           --         24         --
                                        -------    -------    -------    -------
  Diluted number of shares               14,804     14,828     14,804     14,804
                                        =======    =======    =======    =======

NN Ball & Roller, Inc.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial position of the Company at December 31, 1999 includes certain financial instruments. Management believes the fair value of the these instruments approximates their carrying value. The carrying amounts and estimated fair value of the Company's financial instruments at December 31, 1999 and 1998 are as follows (in thousands):

                                                    December 31,
                                            1999                    1998
                                   Carrying       Fair      Carrying       Fair
                                    amount        value      amount        value

Assets:
 Cash and cash equivalents        $  1,409     $  1,409    $  1,430     $  1,430
 Trade accounts receivable          19,089       19,089      11,910       11,910
 Less: allowance for doubtful
  accounts                            (906)          --        (586)          --
Liabilities:
 Revolving credit facility          17,151       17,151          --           --

NOTE 15 - SUBSEQUENT EVENTS

Effective March 16, 2000, the Company entered into a principal agreement to establish a joint venture with General Bearing Corporation. The new venture, NN General, LLC, will own a majority position in Jiangsu General Ball & Roller Company, Ltd., a Chinese precision ball and roller manufacturer located in Rugao City, Jiangsu Province, China. Through NN General, LLC, the Company will equally share a 60% interest with General Bearing Corporation in the Chinese company. The Company's investment includes a cash contribution of $2.5 million and a loan commitment for an additional $1 million. The remaining 40% of the Chinese company is owned by Jiangsu Steel Ball Factory.

On March 12, 2000, the Company experienced a fire at its Erwin, Tennessee facility. The fire, was contained to approximately 30% of the production area. No one was injured in the fire. Effected production is being shifted to the Company's other facilities as possible and to other suppliers in order to protect product supply to customers. The cause of the fire remains under investigation and management is continuing to assess damage to the facility. Management expects its insurance coverage to adequately cover the losses in the fire.

NN Ball & Roller, Inc.
Valuation and Qualifying Accounts and Reserves                       Schedule II
--------------------------------------------------------------------------------

                                                Balance at                           Balance
                                                beginning                            at end
Description                                      of year   Additions  Deductions(1)  of year
Year ended December 31, 1997
Allowance for doubtful accounts                    $240      $ 75        $  --        $315

Reserve for excess and obsolete inventory          $ 60      $ --        $  --        $ 60

Year end December 31, 1998
Allowance for doubtful accounts                    $315      $271        $  --        $586

Reserve for excess and obsolete inventory          $ 60      $ --        $  --        $ 60

Year end December 31, 1999
Allowance for doubtful accounts                    $586      $320        $  --        $906

Reserve for excess and obsolete inventory          $ 60      $ --        $  --        $ 60

======================

(1) Deductions represent amounts written off.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    Part III

Item 10 Directors and Executive Officers of the Registrant

      Directors. The information required by Item 401 of Regulation S-K concerning the Company's directors is contained in the section entitled "Election of Directors -- Information about the Directors" of the Company's definitive Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999) and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

Item 11 Executive Compensation

      The information required by Item 402 of Regulation S-K is contained in the sections entitled "Election of Directors -- Compensation of Directors" and "Executive Compensation" of the Company's definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K is hereby incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 403 of Regulation S-K is contained in the section entitled "Beneficial Ownership of Common Stock" of the Company's definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

                                    Part IV

Item 14 Exhibits Financial Statement Schedules, and Reports on Form 8-K.

(a)1. Financial Statements

      The financial statements of the Company filed as part of this Annual Report on Form 10-K begin on the following pages hereof:

                                                                            Page
                                                                            ----

      Report of Independent Accountants                                      19

      Balance Sheets at December 31, 1999 and 1998                           20

      Statements of Income and Comprehensive Income for the                  21
      Three Years ended December 31, 1999.

      Statements of Changes in Stockholders' Equity for the Three Years
      Ended December 31, 1999                                                22

      Statements of Cash Flows for the Three Years Ended December 31, 1999   23

      Notes to Financial Statements                                          24

(a)2. Financial Statement Schedules

      Schedule II--Valuation and Qualifying Accounts and Reserves            36

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

      4.1 Form of Common Stock certificate (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form
              S-1 - File No. 33-74694).

      10.1* NN Ball & Roller, Inc. Stock Incentive Plan incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 - File No. 33-74694).

      10.3* $1.2 million Life Insurance Policy purchased by Mr. Ennen, the premiums of which are paid for by the Company (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 - File No.33-74694).

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

      10.13* Employment Agreement, dated August 1, 1997 between the Company and Roderick R. Baty (incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

      10.14* Employment Agreement, dated May 7, 1998, between the Company and Frank T. Gentry.

      10.15* Form of Stock Option Agreement, dated December 7, 1998 between the Company and the non-employee directors of the Company.

      10.16*  Elective Deferred Compensation Plan, dated February 26, 1999.

      10.17 Operating Agreement, dated March 16, 2000 among NN Ball & Roller, Inc. and General Bearing Corporation (filed herewith).

      23.1    Consent of PricewaterhouseCoopers LLP (filed herewith).

      27.0    Financial Data Schedule (filed herewith)

----------
*     Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K.

      The Company did not file any reports on Form 8-K during the fourth quarter of 1999.

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

                                                Dated: March 28, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

    Name and Signature                Title                           Date
    ------------------                -----                           ----

   /s/ RICHARD D. ENNEN       Chairman and Director               March 28, 2000
--------------------------
     Richard D. Ennen


   /s/ RODERICK R. BATY       President, Chief Executive          March 28, 2000
--------------------------     Officer and Director (Principal
     Roderick R. Baty          Executive Officer)


/s/ WILLIAM C. KELLY, JR.     Treasurer, Secretary and Chief      March 28, 2000
--------------------------     Accounting Officer (Principle
   William C. Kelly, Jr.       Accounting Officer)


   /s/ DAVID L. DYCKMAN       Vice President - Business           March 28, 2000
--------------------------     Development and Chief Financial
     David L. Dyckman          Officer (Principal Financial
                               Officer)


   /s/ MICHAEL D. HUFF        Director                            March 28, 2000
--------------------------
      Michael D. Huff


   /s/ G. RONALD MORRIS       Director                            March 28, 2000
--------------------------
     G. Ronald Morris


  /s/ MICHAEL E. WERNER       Director                            March 28, 2000
--------------------------
     Michael E. Werner


  /s/ STEVEN T. WARSHAW       Director                            March 28, 2000
--------------------------
     Steven T. Warshaw


   /s/ JAMES L. EARSLEY       Director                            March 28, 2000
--------------------------
     James L. Earsley

(This page has been left blank intentionally.)

                                Index to Exhibits

10.17 Operating Agreement, dated March 16, 2000, among NN Ball & Roller, Inc. and General Bearing Corporation.

23.1   Consent of PricewaterhouseCoopers LLP

27.0   Financial Data Schedule