Form 10-Q
period 2000-03-31
NN BALL & ROLLER INC
filed 2000-05-15
CIK 918541

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 2000
                                              ---------------

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

As of May 10, 2000 there were15,244,308 shares of the registrant's common stock, par value $0.01 per share, outstanding.

==============================================================================


                                                                                                   Page No.
PART I. FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                  Consolidated Statements of Income and Comprehensive Income for the three
                                 months ended March 31, 2000 and 1999                                 2

                  Consolidated Balance Sheet at March 31, 2000 and December 31, 1999                  3

                  Consolidated Statements of Changes in Stockholders' Equity
                     for the three months ended March 31, 2000 and 1999                               4

                  Consolidated Statements of Cash Flows for the three months
                     ended March 31, 2000 and 1999                                                    5

                  Notes to Consolidated Financial Statements                                          6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                              9


PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                  14

Signatures                                                                                          15



                          PART I. FINANCIAL INFORMATION

                             NN BALL & ROLLER, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
THOUSANDS OF  DOLLARS, EXCEPT  SHARE AND PER SHARE DATA                             2000            1999
----------------------------------------------------------------------------- --------------    --------------

Net sales                                                                         $  28,002         $  17,912
Cost of goods sold                                                                   20,346            12,523
                                                                              --------------    --------------
  Gross profit                                                                        7,656             5,389

Selling, general and administrative                                                   2,318             1,218
Depreciation and amortization                                                         1,845             1,244
Loss on involuntary conversion                                                        3,978          --
Gain on involuntary conversion                                                      (3,953)          --
Equity in earnings of unconsolidated affiliate                                         (13)          --
                                                                              --------------    --------------
Income from operations                                                                3,481             2,927

Interest expense                                                                        291                 1
                                                                              --------------    --------------
Income before provision for income taxes                                              3,190             2,926
Provision for income taxes                                                            1,080               964
                                                                              --------------    --------------
     Net income                                                                    $  2,110          $  1,962

Other comprehensive income:
     Foreign currency translation adjustments                                         (395)             (861)
                                                                              --------------    --------------
     Comprehensive income                                                          $  1,715          $  1,101
                                                                              ==============    ==============
Basic income per share                                                             $   0.14          $   0.13
                                                                              ==============    ==============
Weighted average shares outstanding                                              15,244,271        14,804,244
                                                                              ==============    ==============
Diluted income per share                                                           $   0.14          $   0.13
                                                                              ==============    ==============
Weighted average shares outstanding                                              15,457,658        14,804,244


[FN]
                             SEE ACCOMPANYING NOTES.


                             NN BALL & ROLLER, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                           MARCH 31,         DECEMBER 31,
                                                                             2000               1999
THOUSANDS OF  DOLLARS                                                    (UNAUDITED)
---------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                                                        $ 1,516            $ 1,409
  Accounts receivable, net                                                     21,315             18,183
  Inventories, net                                                             12,219             13,122
  Other current assets                                                          2,052                688
                                                                           -----------        -----------
     Total current assets                                                      37,102             33,402

Property, plant and equipment, net                                             39,961             43,452
Goodwill, net                                                                  12,618             12,779
Other non-current assets                                                        3,681                735
                                                                           -----------        -----------
     Total assets                                                             $93,362            $90,368
                                                                           ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $ 7,878            $ 5,343
  Accrued vacation payable                                                        760                676
  Accrued bonuses payable                                                         437             --
  Deferred income                                                                 766                875
  Income taxes payable                                                          1,954              1,283
  Other current liabilities                                                     1,789              2,301
                                                                           -----------        -----------
     Total current liabilities                                                 13,584             10,478

Deferred income taxes                                                           2,611              2,611
Long-term debt                                                                 16,544             17,151
                                                                           -----------        -----------
     Total liabilities                                                         32,739             30,240

     Total stockholders' equity                                                60,623             60,128
                                                                           -----------        -----------
     Total liabilities and stockholders' equity                               $93,362            $90,368
                                                                           ===========        ===========





[FN]
                             SEE ACCOMPANYING NOTES.


                             NN BALL & ROLLER, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)





                                                                                               ACCUMULATED
                                         COMMON STOCK              ADDITIONAL   RETAINED          OTHER
                                         NUMBER           PAR       PAID IN     EARNINGS      COMPREHENSIVE
THOUSANDS OF DOLLARS                     OF SHARES       VALUE      CAPITAL     (DEFICIT)        INCOME          TOTAL
---------------------------------------- ---------    ---------    ----------    ----------     -----------    ----------

Balance, January 1, 1999                   14,804        $ 149       $27,902       $28,306          $(115)       $56,242
  Net income                                                                         1,962                         1,962
  Dividends                                                                        (1,184)                       (1,184)
  Other comprehensive income                                                                         (861)         (861)
                                         ---------    ---------    ----------    ----------     -----------    ----------
Balance, March 31, 1999                    14,804         $149       $27,902       $29,084          $(976)       $56,159
                                         =========    =========    ==========    ==========     ===========    ==========

Balance, January 1, 2000                   15,244        $ 153       $30,398       $31,255        $(1,678)       $60,128
  Net income                                                                         2,110                         2,110
  Dividends                                                                        (1,220)                       (1,220)
  Other comprehensive income                                                                         (395)         (395)
                                         ---------    ---------    ----------    ----------     -----------    ----------
Balance, March 31, 2000                    15,244        $ 153       $30,398       $32,145        $(2,073)       $60,623
                                         =========    =========    ==========    ==========     ===========    ==========





[FN]
                             SEE ACCOMPANYING NOTES.


                             NN BALL & ROLLER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
THOUSANDS OF  DOLLARS                                                     2000              1999
-------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net income                                                               $ 2,110          $ 1,962
  Adjustments to reconcile net income:
    Depreciation and amortization                                            1,845            1,244
    Changes in operating assets and liabilities:
      Accounts receivable                                                  (3,132)          (1,662)
      Inventories                                                              903            1,410
      Other current assets                                                 (1,364)            (255)
       Other assets                                                          (446)          --
      Accounts payable                                                       2,535            (135)
      Income taxes payable                                                                      877
                                                                               671
      Other liabilities                                                      (100)              664
                                                                      -------------     ------------
         Net cash provided by operations                                     3,022            4,105
                                                                      -------------     ------------

INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment                                (194)             (40)
 Proceeds from disposals of property, plant and equipment                  --                    65
 Involuntary conversion of property, plant and equipment                     2,001          --
 Investment in joint venture                                               (2,500)          --
 Other assets                                                                (446)          --
                                                                      -------------     ------------
         Net cash provided (used) by investing activities                    (693)               25
                                                                      -------------     ------------

FINANCING ACTIVITIES:
 Net payments under revolving line of credit                                 (607)          --
 Dividends                                                                 (1,220)          (1,184)
                                                                      -------------     ------------
         Net cash used by financing activities                             (1,827)          (1,184)
                                                                      -------------     ------------

Effect of exchange rate changes                                              (395)            (861)
Net Change in Cash and Cash Equivalents                                        502            2,946
Cash and Cash Equivalents at Beginning of Period                             1,409            1,430
                                                                      -------------     ------------
Cash and Cash Equivalents at Period-End                                    $ 1,516          $ 3,515
                                                                      =============     ============




[FN]
                             SEE ACCOMPANYING NOTES.

                             NN BALL & ROLLER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of NN Ball & Roller, Inc. have not been audited by independent accountants, except for the balance sheet at December 31, 1999. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month periods ended March 31, 2000 and 1999, the Company's financial position at March 31, 2000 and December 31, 1999, and the cash flows for the three-month periods ended March 31, 2000 and 1999. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

The results for the first quarter of 2000 are not necessarily indicative of future results.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Inventories are comprised of the following (in thousands):


                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      2000              1999
                                                                                    (UNAUDITED)
                                                                                  ------------    ------------
Raw Materials                                                                      $    2,852      $    3,131
Work in process                                                                         2,206           2,585
Finished goods                                                                          7,221           7,466
                                                                                  ------------    ------------
                                                                                       12,279          13,182
Less - Reserve for excess and obsolete inventory                                           60              60
                                                                                  ------------    ------------
                                                                                      $12,219        $ 13,122
                                                                                  ============    ============


NOTE 3.  NET INCOME PER SHARE


                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
THOUSANDS OF  DOLLARS, EXCEPT  SHARE AND PER SHARE DATA                            2000             1999
----------------------------------------------------------------------------- --------------    --------------

Net income                                                                          $ 2,110           $ 1,962
Adjustments to net income                                                          --                --
                                                                              --------------    --------------
   Net income                                                                       $ 2,110           $ 1,962
                                                                              ==============    ==============


Weighted average shares outstanding                                              15,244,271        14,804,244
Effect of dilutive stock options                                                    213,387          --
                                                                              --------------    --------------
Dilutive shares outstanding                                                      15,457,658        14,804,244
                                                                              ==============    ==============

Basic net income per share                                                          $  0.14           $  0.13
                                                                              ==============    ==============
Diluted net income per share                                                        $  0.14           $  0.13
                                                                              ==============    ==============


Excluded from the shares outstanding at March 31, 2000 were 12,750 antidilutive options to purchase common shares at an exercise price of $9.75 to $12.50. Excluded from shares outstanding at March 31, 1999 were 501,625 antidilutive options to purchase common shares at an exercise price of $6.38 to $15.50.

NOTE 4.  SEGMENT INFORMATION

In connection with the Company's acquisition of certain assets and liabilities of Earsley Capital Corporation in July 1999, the Company has chosen to realign its reportable segments on the basis of manufactured products. As a result of this realignment, the Company now has two reportable segments, which include balls & rollers and plastics. The Company's ball & roller operations are distributed among two manufacturing facilities in Tennessee, one manufacturing facility in South Carolina and one manufacturing facility in Kilkenny, Ireland. All of these facilities are engaged in the production of precision balls and rollers used primarily in the bearing industry. The Company's plastic operations are located in two manufacturing facilities located in Lubbock, Texas. The facility is engaged in the production of precision plastic injection molded components.

The accounting policies of the segments do not differ from those of the consolidated entity. The Company evaluates segment performance based on profit or loss from operations before income taxes not including non-recurring gains or losses. The Company accounts for intersegment sales and transfers at current market prices; however, the Company did not have any material intersegment transactions during the three-month period ended March 31, 2000. Restatement of prior period segment information has not been provided because the ball & roller segment represents the consolidation of the two previously reported geographic segments.


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                              2000                                 1999
THOUSANDS OF DOLLARS                            BALL & ROLLER        PLASTICS        BALL & ROLLER        PLASTICS
---------------------------------------------- ----------------- ----------------- ------------------- ---------------

Revenues from external customers                       $ 19,125           $ 8,877            $ 17,912            $ --
Segment profit                                            2,840               375               2,926              --
Segment assets                                           61,673            31,689              68,183              --

NOTE 5.  ACQUISITION

Effective July 4, 1999 the Company acquired substantially all of the assets and assumed certain liabilities of Earsley Capital Corporation, a Nevada corporation and successor to and formerly known as Industrial Molding Corporation ("IMC"). IMC, located in Lubbock, Texas, operates as a premier full-service designer and manufacturer of precision plastic injection molded components. The Company plans to continue the operation of the IMC business as a subsidiary entity. The Company paid consideration of approximately $30 million, consisting of cash in the amount of $27.5 million and 440,038 shares of its common stock, for the net assets acquired from IMC. Cash used in the acquisition was obtained from the Company's existing line of credit with First American Bank.

IMC reported earnings of $1.9 million and $1.2 million on net sales of $28.1 million and $13.7 million for the year ended January 2, 1998 and the six-month period ended July 4, 1999, respectively. Net assets of IMC which were acquired by the Company approximated $13.7 million and $16 million at January 2, 1999 and July 4, 1999, respectively.

The following unaudited pro forma summary presents the financial information as if the Company's acquisition had occurred on January 1, 1999. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 1999, nor is it indicative of future results.

                                                THREE MONTHS
                                               ENDED MARCH 31,
THOUSANDS OF DOLLARS                                1999
--------------------------------------------- ------------------
Revenues from external customers                   $ 7,591
Net profit                                           2,156
EPS                                                $  0.15


NOTE 6.  JOINT VENTURE

On March 16, 2000, the Company entered into a joint venture with General Bearing Corporation. The new venture, NN General, LLC, owns a majority position in Jiangsu General Ball & Roller Company, Ltd., a Chinese precision ball and roller manufacturer located in Rugao City, Jiangsu Providence China. Through NN General, LLC, the Company equally shares a 60% interest with General Bearing Company in the Chinese company. The Company's investment includes a cash contribution of $2.5 million and a loan commitment for an additional $1 million. The remaining 40% of the Chinese company is owned by Jiangsu Steel Ball Factory. The Company accounts for this investment under the equity method and recorded income of approximately $13,000 during the 2000 first quarter.

NOTE 7.  FIRE

On March 12, 2000, the Company experienced a fire at its Erwin, Tennessee facility. The fire was contained to approximately 30% of the production area and did not result in serious injury to any employee. Affected production is being shifted to the Company's other facilities as possible as well as the use of other suppliers to protect product supply to customers. Insurance coverage is available for the loss. On March 31, 2000, the Company recorded a loss of approximately $4.0 million representing the net book value of assets destroyed in the fire and other related expenses. The Company also recorded a gain of approximately $4.0 million at March 31, 2000 representing the amount it believes the Company will recover from insurance proceeds for losses already recognized.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

NET SALES. Net sales increased by approximately $10.1 million, or 56.3%, from $17.9 million for the first quarter of 1999 to $28.0 million for the first quarter of 2000. The acquisition of IMC accounted for $8.9 million of additional sales for the first quarter of 2000. For the Ball & Roller division, foreign sales increased $2.1 million, or 27.3%, from $7.7 million in the first quarter of 1999 to $9.8 million during the first quarter of 2000. The increase in foreign net sales was due primarily to sales to a new Asian customer and increased sales to existing European and Asian customers. Domestic sales decreased $0.9 million, or 8.8%, from $10.2 million in the first quarter of 1999 to $9.3 million in the first quarter of 2000. This decrease was due primarily to decreased volumes to existing customers.

GROSS PROFIT. Gross profit increased $2.3 million, or 42.6%, from $5.4 million for the first quarter of 1999 to $7.7 million for the first quarter of 2000. The IMC acquisition accounted for $2.2 million of the increase. As a percentage of net sales, gross profit decreased from 30.1% in the first quarter of 1999 to
27.3 % for the same period in 2000. The decrease in gross profit as a percentage of sales was due to reduced inventory levels as well as inefficiencies associated with the March fire at the Company's Erwin, Tennessee facility.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $1.1 million from $1.2 million for the first quarter of 1999 to $2.3 million in 2000. The acquisition of IMC accounted for $920,000 of the increase. The remainder was due to primarily to increased expenses due to the Company's joint venture activity. As a percentage of net sales, selling, general and administrative expenses increased from 6.8% for the first quarter of 1999 to 8.3% for the same period in 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $1.2 million or 48.3% for the first quarter of 1999 to $1.8 million for the same period in 2000. The acquisition of IMC accounted for $574,000 of the increase. The remainder of the increase was due primarily to purchases of capital equipment at the Company's ball and roller facilities. As a percentage of net sales, depreciation and amortization expense decreased from 6.9% for the first quarter of 1999 to 6.6% for the same period in 2000.

INTEREST EXPENSE. Interest expense increased from $1,000 in the first quarter of 1999 to $291,000 during the same period in 2000. The increase was due to increased levels outstanding under the Company's line of credit in the first quarter of 2000. In July of 1999, the Company borrowed $18.5 million under the line of credit for the purchase of certain assets of the Earsley Capital Corporation.

NET INCOME. Net income increased from $2.0 million for the first quarter of 1999 to $2.1 million for the same period in 2000. As a percentage of net sales, net income decreased from 11.0% in the first quarter of 1999 to 7.5% for the first quarter of 2000. This decrease in net income as a percentage of net sales was due primarily to decreased gross profits as a percentage of sales as well as increased administrative expenses, depreciation and amortization expense and interest expense associated with the IMC acquisition.

LIQUIDITY AND CAPITAL RESOURCES

In July 1997, the Company entered into a loan agreement with First American National Bank ("First American") which provides for a revolving credit facility of up to $25 million, expiring on June 30, 2000. In December 1999, the Company extended the terms of the loan agreement with First American to expire on July 25, 2001. Amounts outstanding under the revolving facility are unsecured and bear interest at a floating rate equal to, at the Company's option, either LIBOR plus 0.65% or the Fed Funds effective rate plus 1.5%. The loan agreement contains customary financial and operating restrictions on the Company, including covenants, restricting the Company, without First American's consent, from incurring additional indebtedness from, or pledging any of its assets to, other lenders and from disposing of a substantial portion of its assets. In addition, the Company is prohibited from declaring any dividend if a default exists under the revolving credit facility at the time of, or would occur as a result of, such declaration. The loan agreement also prohibits sales of property outside of the ordinary course of business. The loan agreement also contains customary financial covenants with respect to the Company, including a covenant that the Company's earnings will not decrease in any year by more than fifty percent of earnings in the Company's immediately preceding fiscal year. The Company, as of May 10, 2000 was in compliance with all such covenants.

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

The Company bills and receives payments from some of its foreign customers in their local currency. To date, the Company has not been materially adversely affected by currency fluctuations or foreign exchange restrictions. Nonetheless, as a result of these sales, the Company's foreign exchange risk has increased. Various strategies to manage this risk are under development and implementation, including a hedging program. In addition, a strengthening of the U.S. dollar against foreign currencies could impair the ability of the Company to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories, was $23.5 million at March 31, 2000 as compared to $22.9 million at December 31, 1999. The ratio of current assets to current liabilities decreased from 3.2:1 at December 31, 1999 to 2.7:1at March 31, 2000. Cash flow from operations decreased from $4.1 million during the first quarter of 1999 to $3.0 million during the same period in 2000. This decrease was primarily attributed to an increase of $3.1million in accounts receivable and $1.4 million in other current assets during the first quarter of 2000 as compared to the same period in 1999.

During 2000, the Company plans to spend approximately $5.3 million on capital expenditures of which approximately $654,000 has been spent through March 31, 2000. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 2000.

SUBSEQUENT EVENT

On April 10, 2000, the Company announced that it will start a jointly owned stand-alone company in Europe, NN Euroball ApS, for the manufacture and sale of chrome steel balls used for the ball bearings and other products. The Company will have 54% of the shares of the new company, SKF and FAG Kugelfischer Georg Schager AG will have 23% each. The new company plans to start operating during the summer of 2000. Euroball ApS will acquire the ball factories located in Pinerolo, Italy (SKF), Eltmann, Germany (FAG) and Kilkenny, Ireland (NN Ball & Roller Inc.). Employment will be approximately 700 and yearly sales are planned to be approximately 100 million euro.

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

The Company currently has operations in Ireland, which is one of the Euro participating countries, and sells product to customers in many of the participating countries. The functional currency of the Company's Ireland operations was changed effective September 1999.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         27    Financial Data Schedules (For Information of SEC Only)

         99.1 Operating Agreement of NN General, LLC (with Assignment Agreement between General Bearing Corporation and NN General, LLC)

         99.2  Operating Agreement of NNA, LLC


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 NN Ball & Roller, Inc.
                                              ---------------------------------
                                                      (Registrant)

                                                 /s/ Roderick R. Baty
Date: May 10, 2000                            ---------------------------------

                                              Roderick R. Baty, President and
                                                  Chief Executive Officer
                                                 (Duly Authorized Officer)

                                                 /s/ David L. Dyckman
Date: May 10, 2000                            ---------------------------------
                                                     David L. Dyckman
                                                 Chief Financial Officer and
                                                       Vice President
                                                 (Principal Financial Officer)
                                                   (Duly Authorized Officer)

Date: May 10, 2000                             /s/ William C. Kelly, Jr.
                                              ---------------------------------
                                                   William C. Kelly, Jr.,
                                           Treasurer, Assistant Secretary and
                                                   Chief Accounting Officer
                                               (Principal Accounting Officer)
                                                   (Duly Authorized Officer)