Form 10-Q
period 2000-06-30
NN INC
filed 2000-08-11
CIK 918541

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended JUNE 30, 2000

                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from _________ to _________


                         Commission File Number 0-23486


                                    NN, INC.
            (Exact name of registrant as specified in its charter)


        DELAWARE                                            62-1096725
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)


                             2000 WATERS EDGE DRIVE
                              BUILDING C, SUITE 12
                        JOHNSON CITY, TENNESSEE 37604
         (Address of principal executive offices, including zip code)

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

==============================================================================

As of August 11, 2000 there were 15,244,308 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                                    NN, INC.
                                      INDEX


                                                                                     Page No.
                                                                                     --------
Part I.           Financial Information

Item 1.           Financial Statements:

                  Condensed Statements of Income and Comprehensive Income for the
                     three and six months ended June 30, 2000 and 1999                  2

                  Condensed Balance Sheets at June 30, 2000 and December 31, 1999       3

                  Condensed Statements of Changes in Stockholders' Equity
                     for the six months ended June 30, 2000 and 1999                    4

                  Condensed Statements of Cash Flows for the six months
                     ended June 30, 2000 and 1999                                       5

                  Notes to Condensed Financial Statements                               6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk            14

Part II.          Other Information

Item 4.           Submission of Matters to a Vote of Security Holders                   15

Item 5.           Other Information                                                     15

Item 6.           Exhibits and Reports on Form 8-K                                      15

Signatures                                                                              17

Index To Exhibits                                                                       18



                          PART I. FINANCIAL INFORMATION

                                    NN, INC.
             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                         JUNE 30,                             JUNE 30,
THOUSANDS OF  DOLLARS, EXCEPT PER SHARE DATA         2000              1999             2000             1999
----------------------------------------------- ---------------- ---------------- ---------------- ------------

Net sales                                            $25,643         $17,475           $53,645         $35,387
Cost of goods sold                                    17,965          12,591            38,311          25,114
                                                  -----------     -----------      ------------     -----------
  Gross profit                                         7,678           4,884            15,334          10,273

Selling, general and administrative                    2,463           1,027             4,781           2,245
Depreciation and amortization                          1,723           1,231             3,568           2,475
Loss on involuntary conversion                         4,505          --                 8,483          --
Gain on involuntary conversion                       (4,505)          --               (8,458)          --
Equity in earnings of unconsolidated affiliate          (53)          --                  (66)          --
                                                  -----------     -----------      ------------     -----------
Income from operations                                 3,545           2,626             7,026           5,553

Interest expense, net                                    268               8               559               9
                                                  -----------     -----------      ------------     -----------
Income before provision for income taxes               3,277           2,618             6,467           5,544
Provision for income taxes                             1,035             903             2,115           1,867
                                                  -----------     -----------      ------------     -----------
     Net income                                       $2,242          $1,715            $4,352          $3,677

Other comprehensive income:
     Foreign currency translation                       (27)           (426)             (422)         (1,287)
                                                  -----------     -----------      ------------     -----------
     Other comprehensive income                         (27)           (426)             (422)         (1,287)
                                                  -----------     -----------      ------------     -----------
     Comprehensive income                             $2,215          $1,289            $3,930          $2,390
                                                  ===========     ===========      ============     ===========

  Basic income per common share                       $ 0.15          $ 0.12            $ 0.28          $ 0.25
                                                  ===========     ===========      ============     ===========

Weighted average shares outstanding                   15,244          14,804            15,244          14,804
                                                  ===========     ===========      ============     ===========

  Diluted income per common share                     $ 0.15          $ 0.12            $ 0.28          $ 0.25
                                                  ===========     ===========      ============     ===========

Weighted average shares outstanding                   15,436          14,808            15,437          14,806
                                                  ===========     ===========      ============     ===========


                             SEE ACCOMPANYING NOTES.



                                    NN, INC.
                            CONDENSED BALANCE SHEETS


                                                         JUNE 30,          DECEMBER 31,
                                                          2000                1999
THOUSANDS OF  DOLLARS                                 (UNAUDITED)
--------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                            $    2,432          $     1,409
  Accounts receivable, net                                 20,680               18,183
  Inventories, net                                         12,012               13,122
  Other current assets                                      4,651                  688
                                                     -------------         ------------
     Total current assets                                  39,775               33,402

Property, plant and equipment, net                         41,925               43,452
Goodwill, net                                              12,400               12,779
Receivable from unconsolidated affiliate                    3,165              --
Equity in unconsolidated affiliate                            166              --
Other non-current assets                                      379                  735
                                                     -------------         ------------
     Total assets                                        $ 97,810              $90,368
                                                     =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  5,343            $   8,952
  Accrued vacation and holiday expense                        710                  676
  Deferred Income                                             777                  875
  Accrued bonuses                                             871              --
  Income taxes payable                                        901                1,283
  Other current liabilities                                 2,329                2,301
                                                     -------------         ------------
     Total current liabilities                             14,540               10,478

Deferred income taxes                                       2,611                2,611
Long-term debt                                             19,040               17,151
                                                     -------------         ------------
     Total liabilities                                     36,191               30,240

     Total stockholders' equity                            61,619               60,128
                                                     -------------         ------------

     Total liabilities and stockholders' equity           $97,810              $90,368
                                                     =============         ============

                             SEE ACCOMPANYING NOTES.




                                    NN, INC.

             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                         COMMON STOCK             ADDITIONAL      RETAINED   ACCUMULATED OTHER
                                         NUMBER          PAR        PAID IN       EARNINGS     COMPREHENSIVE
THOUSANDS OF DOLLARS                     OF SHARES       VALUE      CAPITAL       (DEFICIT)        INCOME         TOTAL
---------------------------------------- ----------- ----------- ------------     ---------  ----------------- ----------

Balance, January 1, 1999                   14,804         $149       $27,902         $28,306         $(115)       $56,242
   Net income                                                                          3,677                        3,677
   Dividends                                                                         (2,368)                      (2,368)
   Other comprehensive income                                                                       (1,287)       (1,287)
                                         ---------    ---------    ----------    ------------    -----------    ----------
Balance, June 30, 1999                     14,804         $149       $27,902         $29,615      $ (1,402)       $56,264
                                         =========    =========    ==========    ============    ===========    ==========

Balance, January 1, 2000                   15,244         $153       $30,398         $31,255      $ (1,678)       $60,128
  Net income                                                                           4,352                        4,352
  Dividends                                                                          (2,439)                      (2,439)
  Other comprehensive income                                                                          (422)         (422)
                                         ---------    ---------    ----------    ------------    -----------    ----------
Balance, June 30, 2000                     15,244         $153       $30,398         $33,168      $ (2,100)       $61,619
                                         =========    =========    ==========    ============    ===========    ==========




                             SEE ACCOMPANYING NOTES.



                                    NN, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
THOUSANDS OF  DOLLARS                                                          2000           1999
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                   $4,352        $3,677
  Adjustments to reconcile net income:
    Depreciation and amortization                                               3,568         2,475
    Equity earnings of unconsolidated affiliate                                  (66)        --
    Interest income on receivable from unconsolidated affiliate                  (45)        --
    Changes in operating assets and liabilities:
      Accounts receivable                                                     (2,497)       (2,303)
      Inventories                                                               1,110         4,054
      Taxes payable                                                             (382)         (452)
      Other current assets                                                    (3,963)         (175)
      Other assets                                                                356        --
      Accounts payable                                                          3,609         (401)
      Other liabilities                                                           835           995
                                                                           -----------    ----------
         Net cash provided by operating activities                              6,877         7,870
                                                                           -----------    ----------

INVESTING ACTIVITIES:
 Acquisition of plant, property, and equipment                                (3,663)         (261)
 Proceeds from disposals of property, plant and equipment                      --                65
 Involuntary conversion of property, plant and equipment                        2,001        --
 Long-term note receivable                                                    (3,120)        --
 Investment in unconsolidated earnings                                          (100)        --
                                                                           -----------    ----------
         Net cash used by investing activities                                (4,882)         (196)
                                                                           -----------    ----------

FINANCING ACTIVITIES:
 Net proceeds under revolving credit facility                                   1,889        --
 Dividends paid                                                               (2,439)       (2,368)
                                                                           -----------    ----------
         Net cash used by financing activities                                  (550)       (3,655)

 Effect of exchange rate changes                                                (422)       (1,287)
Net Change in Cash and Cash Equivalents                                         1,445         4,019
Cash and Cash Equivalents at Beginning of Period                                1,409         1,430
                                                                           -----------    ----------
Cash and Cash Equivalents at End of Period                                    $ 2,432        $5,449
                                                                           ===========    ==========




                             SEE ACCOMPANYING NOTES.

                                    NN, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements of NN, Inc. have not been audited by independent accountants, except for the balance sheet at December 31, 1999. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 2000 and 1999, the Company's financial position at June 30, 2000 and December 31, 1999, and the cash flows for the six month periods ended June 30, 2000 and 1999. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

The results for the first and second quarters of 2000 are not necessarily indicative of future results.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                                         JUNE 30,  DECEMBER 31,
                                                           2000       1999
                                                        (UNAUDITED)
                                                        ---------  ---------
Raw materials                                           $  2,539   $  3,131
Work in process                                            2,607      2,585
Finished goods                                             6,926      7,466
                                                        ---------  ---------
                                                          12,072     13,182
Less - Reserve for excess and obsolete inventory              60         60
                                                        ---------  ---------
                                                        $ 12,012   $ 13,122
                                                        =========  =========

NOTE 3.  NET INCOME PER SHARE

                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                        JUNE 30,               JUNE 30,
                                      2000       1999      2000        1999

THOUSANDS OF  DOLLARS, EXCEPT  SHARE AND PER SHARE DATA
-----------------------------------------------------------------------------
Net income                       $  2,242     $ 1,715     $ 4,352    $  3,677
Adjustments to net income          --           --          --          --
                               ----------   ---------   ---------   ---------
   Net income                    $  2,242     $ 1,715     $ 4,352     $ 3,677
                               ==========   =========   =========   =========


Basic shares outstanding       15,244,308   14,804,244  15,244,308  14,804,244
Effect of dilutive stock          191,204        3,606     192,509       1,444
options                        ----------   ----------  ----------  ----------

Dilutive shares outstanding    15,435,512   14,807,850  15,436,817  14,805,688
                               ==========   ==========  ==========  ==========
Basic net income per share         $ 0.15       $ 0.12     $  0.28     $  0.25
                               ==========    =========   =========   =========
Diluted net income per share       $ 0.15       $ 0.12     $  0.28     $  0.25
                               ==========    =========   =========   =========

Excluded from the shares outstanding for the second quarter ended June 30, 2000 and 1999 were 10,750 and 438,125 antidilutive options, respectively, which had exercise prices ranging from $9.75 to $11.50 and $6.38 to $15.50. Excluded from the shares outstanding for the six months ended June 30, 2000 and 1999 were 10,750 and 510,125 antidilutive options, respectively, which had exercise prices ranging from $9.75 to $11.50 and $6.00 to $15.50.

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

The accounting policies of the segments do not differ from those of the consolidated entity. The Company evaluates segment performance based on profit or loss from operations before income taxes not including non-recurring gains or losses. The Company accounts for intersegment sales and transfers at current market prices; however, the Company did not have any material intersegment transactions during the six-month period ended June 30, 2000.


                                                              THREE MONTHS ENDED
                                                                   JUNE 30,

                                                    2000                                  1999
THOUSANDS OF DOLLARS                 BALL & ROLLER        PLASTICS        BALL & ROLLER        PLASTICS
----------------------------------- ----------------- ----------------- ------------------- ---------------

Revenues from external customers            $ 18,296           $ 7,347            $ 17,475            $ --
Segment profit                                 3,142               135               2,618              --
Segment assets                                66,866            30,944              67,024              --




                                                               SIX MONTHS ENDED
                                                                   JUNE 30,

                                                    2000                                  1999
THOUSANDS OF DOLLARS                 BALL & ROLLER        PLASTICS        BALL & ROLLER        PLASTICS
----------------------------------- ----------------- ----------------- ------------------- ---------------
Revenues from external customers            $ 37,421          $ 16,224            $ 35,387            $ --
Segment profit                                 5,982               510               5,544              --
Segment assets                                66,866            30,944              67,024              --


NOTE 5.  ACQUISITION

Effective July 4, 1999 the Company acquired substantially all of the assets and assumed certain liabilities of Earsley Capital Corporation, a Nevada corporation and successor to and formerly known as Industrial Molding Corporation ("IMC"). IMC, located in Lubbock, Texas, operates as a premier full-service designer and manufacturer of precision plastic injection molded components. The Company paid consideration of approximately $30 million, consisting of cash in the amount of $27.5 million and 440,038 shares of its common stock, for the net assets acquired from IMC. Cash used in the acquisition was obtained from the Company's existing line of credit.

IMC reported earnings of $1.9 million and $1.2 million on net sales of $28.1 million and $13.7 million for the year ended January 2, 1998 and the six-month period ended July 4, 1999, respectively. Net assets of IMC which were acquired by the Company approximated $13.7 million and $16 million at January 2, 1999 and July 4, 1999, respectively.

NOTE 6.  JOINT VENTURE

On March 16, 2000, the Company entered into a joint venture with General Bearing Corporation. The new venture, NN General, LLC, owns a majority position in Jiangsu General Ball & Roller Company, Ltd., a Chinese precision ball and roller manufacturer located in Rugao City, Jiangsu Providence China. Through NN General, LLC, the Company equally shares a 60% interest with General Bearing Company in the Chinese company. At inception, the Company was required to make an intial investment of $100,000 and provide a loan to NN General, LLC in the amount of $2.4 million. During the second quarter of 2000, the Company loaned NN General, LLC an additional $720,000. The remaining 40% of the Chinese company is owned by Jiangsu Steel Ball Factory. The Company accounts for this investment under the equity method and recorded income of approximately $53,000 and $66,000 during the three and six month periods ended June 30, 2000, respectively.

NOTE 7.  FIRE

On March 12, 2000, the Company experienced a fire at its Erwin, Tennessee facility. The fire was contained to approximately 30% of the production area and did not result in serious injury to any employee. Effected production was shifted to the Company's other facilities as possible as well as the use of other suppliers to protect product supply to customers. Insurance coverage is available for the loss. At June 30, 2000, the Company recorded a loss of approximately $8.5 million representing the net book value of assets destroyed in the fire and other fire related expenses. The Company also recorded a gain of approximately $8.5 million at June 30, 2000 representing the amount it believes the Company will recover from insurance proceeds for losses already recognized.

NOTE 8.  SUBSEQUENT EVENT

On July 31, 2000, the Company completed its Euroball transaction. Completion of the transaction required the Company to start a jointly owned stand-alone company in Europe, NN Euroball ApS, for the manufacture and sale of chrome steel balls used for the ball bearings and other products. The Company will have 54% of the shares of the new company, ABSKF ("SKF") and FAG Kugelfischer Georg Schager AG ("FAG") will have 23% each. Euroball ApS, through its newly-formed subsidiaries, acquired the ball factories located in Pinerolo, Italy (SKF), Eltmann, Germany (FAG) and Kilkenny, Ireland (NN, Inc.). Employment will be approximately 700 and yearly sales are planned to be approximately 95 million euro. Euroball will manufacture and sell high precision chrome steel balls used for ball bearings and other products. Financing for the transaction was provided by HypoVereinsbank Luxembourg S.A. as an agent for Bayerische Hypo-und Vereinsbank AG of Munich, Germany. Acquisition financing of approximately 31.5 million euro was drawn at closing, and the credit facilty provides for additional working capital capital expenditure financing. The Company will be required to consolidate NN Euroball ApS.

ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

NET SALES. Net sales increased by approximately $8.1 million, or 46.3%, from $17.5 million for the second quarter of 1999 to $25.6 million for the second quarter of 2000. The acquisition of IMC accounted for $7.3 million of the increase. For the Ball & Roller division, foreign sales increased $1.4 million, or 17.7%, from $7.9 million in the second quarter of 1999 to $9.3 million during the second quarter of 2000. The increase in foreign sales was due primarily to increased global demand for the Company's products to existing customers in Europe and Asia as well as a new Asian customer. Domestic sales decreased $600,000, or 6.2%, from $9.6 million in the second quarter of 1999 to $9.0 million in the second quarter of 2000. This decrease was due primarily to decreased sales to one existing customer.

GROSS PROFIT. Gross profit increased $2.8 million or 57.1%, from $4.9 million for the second quarter of 1999 to $7.7 million for the second quarter of 2000. The acquisition of IMC accounted for $1.9 million of the increase. As a percentage of net sales, gross profit increased from 27.9% in the second quarter of 1999 to 29.9% for the same period in 2000. This increase in gross profit as a percentage of net sales was due primarily to decreased levels of volume and the reduction of $2.6 million of inventory in the second quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $1.5 million from $1.0 million in the second quarter of 1999 to $2.5 million in the second quarter of 2000. The acquisition of IMC accounted for $1.0 million of the increase. The remainder of the increase was due primarily to the Company's business development activities as well as increased levels of travel. As a percentage of net sales, selling, general and administrative expenses increased from 5.9% for the second quarter of 1999 to 9.6% for the same period in 2000.

DEPRECIATION AND AMORTIZATION. Depreciation expense increased from $1.2 million for the second quarter of 1999 to $1.7 million for the same period in 2000. The acquisition of IMC accounted for $553,000 of the increase. As a percentage of net sales, depreciation expense decreased from 7.0% in the second quarter of 1999 to 6.7% in the second quarter of 2000.

INTEREST EXPENSE. Interest expense increased from $8,000 in the second quarter of 1999 to $268,000 during the same period in 2000. The increase is due to increased levels outstanding under the Company's line of credit in the second quarter of 2000. In July and August of 1999, the Company borrowed $21.7 million under the line of credit for the purchase of certain assets of Earsley Capital Corporation. During the first and second quarter of 2000, the Company also borrowed $3.2 million for the formation of NN General, LLC.

NET INCOME. Net income increased by $527,000 or 29.4%, from $1.7 million for the second quarter of 1999 to $2.2 million for the same period in 2000. As a percentage of net sales, net income decreased from 9.8% in the second quarter of 1999 to 8.7% for the second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

NET SALES. Net sales increased by approximately $18.2 million, or 51.4%, from $35.4 million for the first six months of 1999 to $53.6 million for the same period in 2000. The acquistion of IMC accounted for $16.2 million of the increase. Foreign sales increased $3.6 million, or 23.1%, from $15.6 million in the first six months of 1999 to $19.2 million during the same period of 2000. The increase in foreign sales was due primarily to increased global demand for the Company's products in Europe and Asia. Domestic sales decreased $1.6 million, or 8.1%, from $19.8 million in the first six months of 1999 to $18.2 million in the same period of 2000. This decrease was due primarily to decreased sales to existing customers.

GROSS PROFIT. Gross profit increased $5.0 million, or 48.5%, from $10.3 million for the first six months of 1999 to $15.3 million for the same period of 2000. The acquisition of IMC accounted for $4.0 million of the increase. As a percentage of net sales, gross profit decreased slightly from 29.0% in the first six months of 1999 to 28.6% in the same period of 2000. This decrease in gross profit as a percentage of net sales was due primarily to decreased production efficiencies resulting from the March 2000 fire at the Erwin facility.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $2.6 million, or 118.0%, from $2.2 million in the first six months of 1999 to $4.8 million in the same period of 2000. The acquisition of IMC accounted for $1.9 of the increase. The remainder of the increase was due primarily to the Company's business development activity as well as increased levels of travel. As a percentage of net sales, selling, general and administrative expenses increased from 6.3% in the first six months of 1999 to 8.9% for the same period in 2000.

DEPRECIATION AND AMORTIZATION. Depreciation expense increased from $2.5 million for the first six months of 1999 to $3.6 million for the same period in 2000. The acqusition of IMC accounted for $1.1 million of the increase. As a percentage of net sales, depreciation expense decreased from 7.0% for the first six months of 1999 to 6.6% for the same period in 2000.

INTEREST EXPENSE. Interest expense increased from $9,000 in the first six months of 1999 to $559,000 during the same period in 2000. The increase is due to increased levels outstanding under the Company's line of credit in the second quarter of 2000. In July and August of 1999, the Company borrowed $21.7 million under the line of credit for the purchase of certain assets of Earsley Capital Corporation. During the first and second quarter of 2000, the Company also borrowed $3.2 million for the formation of NN General, LLC.

NET INCOME. Net income increased by $675,000, or 18.9%, from $3.7 million for the first six months of 1999 to $4.4 million for the same period for 2000. As a percentage of net sales, net income decreased from 10.4% for the first six months of 1999 to 8.1% for the same period for 2000.

LIQUIDITY AND CAPITAL RESOURCES

In July 1997, the Company entered into a loan agreement which provides for a revolving credit facility of up to $25 million, expiring on June 30, 2000. In December 1999, the Company extended the term of the loan agreement to July 25, 2001. Amounts outstanding under the revolving facility are unsecured and bear interest at a floating rate equal to, at the Company's option, either LIBOR plus 0.65% or the Fed Funds effective rate plus 1.5%. The loan agreement contains various financial and nonfinancial restrictive covenants. The Company, as of August 11, 2000 was in compliance with or had received waivers on all such covenants.

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

Working capital, which consists principally of accounts receivable and inventories, was $25.2 million at June 30, 2000 as compared to $22.9 million at December 31, 1999. The ratio of current assets to current liabilities decreased from 3.2:1 at December 31, 1999 to 2.7:1at June 30, 2000. Cash flow from operations decreased from $7.9 million during the second quarter of 1999 to $6.9 million during the same period in 2000. This decrease was primarily attributed to an increase of $4.0 million in insurance reimbursement receivables related to the March fire and $4.1 million in decreased inventories in the 1999 second quarter as compared to a $ 1.1 million decrease in inventories in the current year second quarter.

During 2000, the Company plans to spend approximately $5.3 million on capital expenditures, exclusive of expenditures made to replace destroyed facilities and equipment from the March fire, of which approximately $1.1 has been spent through June 30, 2000. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 2000.

NAME CHANGE

On May 11, 2000, the stockholders of NN Ball & Roller, Inc., at an Annual Meeting of stockholders, approved an amendment to the Company's Certificate of Incorporation changing the name of the company from NN Ball & Roller, Inc. to NN, Inc. On May 23, 2000 the Company filed a Certificate of Admendment to the Certificate of Incorporation with the Delaware Secretary of State.

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

The Company currently has operations in Ireland, which is one of the Euro participating countries, and sells product to customers in many of the participating countries. The functional currency of the Company's Ireland operations was changed to the Euro effective September 1999.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in financial market conditions in the normal course of its business due to its use of certain financial instruments as well as transacting in various foreign currencies. To mitigate its exposure to these market risks, the Company has established policies, procedures and internal processes governing its management of financial market risks.

      The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include a $25 million floating rate revolving credit facility which is used to maintain liquidity and fund its business operations. At June 30, 2000, the Company had $19.0 million outstanding under the revolving credit facility. A one-percent increase in the interest rate charged on the Company's outstanding borrowings under the revolving credit facility would result in interest expense increasing by approximately $190,000. The nature and amount of the Company's borrowings may vary as a result of future business requirements, market conditions and other factors.

      The Company's operating cash flows denominated in foreign currencies are exposed to changes in foreign exchange rates. Beginning in the 1997 fourth quarter, upon the commencement of production in its Kilkenny, Ireland facility, the Company began to bill and receive payment from some of its foreign customers in their own currency. To date, the Company has not been materially adversely affected by currency fluctuations of foreign exchange restrictions. However, as foreign sales approximate 38% of total revenues, management is currently evaluating various strategies to manage this financial market risk, including the implementation of a foreign currency hedging program. The Company did not hold a position in any foreign currency instruments of June 30, 2000.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on May 11, 2000. As of March 20, 2000, the record date for the meeting, there were 15,244,308 shares of common stock outstanding and entitled to vote at the meeting. There were present at said meeting, in person or by proxy, stockholders holding 13,691,904 shares of common stock, constituting approximately 87% of the shares of common stock outstanding and entitled to vote, which constituted a quorum.

The first matter voted upon at the meeting was the election of Richard D. Ennen and Roderick R. Baty as Class III Directors to serve for three-year terms. The results of the voting in connection with such elections were as follows:

                                       FOR                 WITHHELD
Richard D. Ennen                   13,574,418               117,486
Roderick R. Baty                   13,638,368               53,536

Accordingly, all nominees were elected to serve until the 2003 Annual Meeting of Stockholders and until their successors are duly elected and qualified. In addition to the foregoing directors, Michael D. Huff and Michael E. Werner are serving terms to expire at the 2001 Annual Meeting of Stockholders, and G. Ronald Morris, Steven T. Warshaw and James L. Earsley are serving terms which are to expire at the 2002 Annual Meeting of Stockholders. Mr. Ennen, the Company's founder, continues in his position as Chairman of the Company's Board of Directors.

The second matter voted upon at the 2000 Annual Meeting of Stockholders was the approval of an amendment to the Company's Certificate of Incorporation to change the name of the corporation to NN, Inc. The vote was 13,663,681 For and 26,073 Against, and there were 2,150 Abstentions.

The Third matter voted upon at the 2000 Annual Meeting of Stockholders was the ratification of PricewaterhouseCoopers, LLP as independent public accountants to audit the Company's accounts for the fiscal year ending December 31, 2000. The vote was 13,688,758 For and 2,396 Against, and there were 750 Abstentions.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits Required by Item 601 of Regulation S-K

10.17 Asset Purchase Agreement, dated as of July 4, 1999, by and between NN Ball & Roller, Inc. and Earsley Capital Corporation (incorporated by reference to Exhibit 10.17 of the Company's Form 8-K filed on July 16, 1999).

10.18 Operating Agreement of NN General, LLC (incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.19             Operating Agreement of NNA, LLC (incorporated by reference to
                  Exhibit 99.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

27                Financial Data Schedules (for information of SEC only)

(b) The Company filed reports on Form 8-K during the quarter ending June 30, 2000, as follows:

              Date                        Description
              ----                        -----------

         May 23, 2000                  Reporting change of  Company name
                                       from NN Ball & Roller, Inc. to NN, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             NN, Inc.
                                             (Registrant)


Date: August 11, 2000                        /s/ Roderick R. Baty

                                             Roderick R. Baty,
                                             President and Chief Executive
                                             Officer
                                               (Duly Authorized Officer)


Date: August 11, 2000                        /s/ David Dyckman

                                             David Dyckman
                                             Chief Financial Officer
                                             (Principal Financial Officer)
                                               (Duly Authorized Officer)


Date: August 11, 2000                        /s/ William C. Kelly, Jr.

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