Form 10-Q
period 2000-09-30
NN INC
filed 2000-11-14
CIK 918541

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X      No____

As of November 10, 2000 there were 15,246,909 shares of the registrant's common stock, par value $0.01 per share, outstanding.

==============================================================================

                                    NN, Inc.

                                      INDEX

                                                                                                           Page No.

Part I. Financial Information

Item 1.              Financial Statements:

                     Condensed Statements of Income and Comprehensive Income for the three
                        and nine months ended September 30, 2000 and 1999                                   2

                     Condensed Balance Sheets at September 30, 2000 and December 31, 1999                   3

                     Condensed Statements of Changes in Stockholders' Equity for the nine
                        months ended September 30, 2000 and 1999                                            4

                     Condensed Statements of Cash Flows for the nine months ended
                         September 30, 2000 and 1999                                                        5

                     Notes to Condensed Financial Statements                                                6

Item 2.              Management's Discussion and Analysis of Financial

                        Condition and Results of Operations                                                10


Part II. Other Information

Item 6.              Exhibits and Reports on Form 8-K                                                     16

Signatures                                                                                                17



                          PART I. FINANCIAL INFORMATION

                                    NN, Inc.

             Condensed Statements of Income and Comprehensive Income

                                   (Unaudited)

                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                      September 30,
Thousands of  Dollars, Except Per Share Data                       2000               1999          2000             1999
---------------------------------------------------------- ----------------  ---------------  --------------  ---------------
Net sales                                                         $ 37,075         $ 25,601        $ 90,720         $ 60,988
Cost of goods sold                                                  26,103           18,289          64,415           43,403
                                                           ----------------  ---------------  --------------  ---------------
  Gross profit                                                      10,972            7,312          26,305           17,585

Selling, general and administrative                                  3,236            2,223           8,017            4,468
Depreciation and Amortization                                        2,535            1,821           6,103            4,296
Loss on involuntary conversion                                       1,695               --          10,179               --
Gain on involuntary conversion                                     (1,695)               --        (10,154)               --
Equity in earnings of unconsolidated affiliate                        (39)               --           (105)               --
                                                           ----------------  ---------------  --------------  ---------------
Income from operations                                               5,240            3,268          12,265            8,821

Interest expense, net                                                  651              247           1,209              256
                                                           ----------------  ---------------  --------------  ---------------
Income before provision for income taxes                             4,589            3,021          11,056            8,565
Provision for income taxes                                           1,722            1,077           3,837            2,944
Minority interest of consolidated subsidiary                           424               --             424               --
                                                           ----------------  ---------------  --------------  ---------------
     Net income                                                    $ 2,443          $ 1,944         $ 6,795          $ 5,621

Other comprehensive income:
     Foreign currency translation                                  (2,058)              391         (2,480)            (896)
                                                           ----------------  ---------------  --------------  ---------------
     Other comprehensive income                                    (2,058)              391         (2,480)            (896)
                                                           ----------------  ---------------  --------------  ---------------
     Comprehensive income                                           $  385          $ 2,335         $ 4,315          $ 4,725
                                                           ================  ===============  ==============  ===============
Basic income per common share:                                     $  0.16          $  0.13         $  0.45          $  0.37
                                                           ================  ===============  ==============  ===============
Weighted average number of
  Shares outstanding                                                15,245           15,244          15,245           15,244
                                                           ================  ===============  ==============  ===============
Diluted income per common share:                                   $  0.16          $  0.13         $  0.44          $  0.37
                                                           ================  ===============  ==============  ===============
Weighted average number of
  shares outstanding                                                15,424           15,317          15,433           15,264
                                                           ================  ===============  ==============  ===============

                             See accompanying notes.


                                    NN, Inc.
                            Condensed Balance Sheets

                                                             September 30,          December 31,
                                                                 2000                      1999
Thousands of Dollars                                          (Unaudited)
-------------------------------------------------------------------------------------------------------
Assets
Current assets:

  Cash and cash equivalents                                          $  8,194                  $ 1,409
  Accounts receivable, net                                             34,012                   18,183
  Inventories, net                                                     20,186                   13,122
  Other current assets                                                  3,368                      688
                                                               ---------------         ----------------
     Total current assets                                              65,760                   33,402

Property, plant and equipment, net                                     82,028                   43,452
Goodwill, net                                                          23,933                   12,779
Equity in affiliates                                                    1,397                       --
Other assets                                                            5,924                      735
                                                               ---------------         ----------------
     Total assets                                                   $ 179,042                   90,368
                                                               ===============         ================

Liabilities and Stockholders' Equity
Current liabilities:

  Accounts payable                                                   $ 18,637                  $ 5,343
  Accrued pension obligation                                            5,856                       --
  Accrued  wages                                                        2,766                      676
  Accrued bonuses                                                       1,567                      207
  Deferred income                                                         624                      875
  Income taxes payable                                                  2,010                    1,283
  Other current liabilities                                             3,653                    2,094
                                                               ---------------         ----------------
     Total current liabilities                                         35,113                   10,478

Long-term debt                                                         50,427                   17,151
Minority interest in consolidated subsidiary                           30,024                       --
Deferred income taxes                                                   2,678                    2,611
                                                               ---------------         ----------------
     Total liabilities                                                118,242                   30,240

     Total stockholders' equity                                        60,800                   60,128
                                                               ---------------         ----------------

     Total liabilities and stockholders' equity                      $179,042                  $90,368
                                                               ===============         ================

                             See accompanying notes.


                                    NN, Inc.

             Condensed Statements of Changes in Stockholders' Equity

                                   (Unaudited)

                                                        Common stock     Additional                    Other
                                                      Number      Par    paid in      Retained      comprehensive
Thousands of Dollars                                 Of shares   value    capital     earnings          income       Total
------------------------------------------------- -----------  --------- ------------ -------------  ------------ ------------
Balance, January 1, 1999                              14,804       $149      $27,902       $28,306     $ (115)        $56,242
   Net income                                                                                5,621                      5,621
   Dividends                                                                               (3,588)                    (3,588)
    Acquisitions                                         440          4        2,496                                    2,500
    Other comprehensive income (loss)                                                                      (896)        (896)
                                                  ----------- ---------- ------------ -------------  ------------ ------------
Balance, September 30, 1999                           15,244       $153      $30,398       $30,339      $(1,011)      $59,879
                                                  =========== ========== ============ =============  ============ ============

Balance, January 1, 2000                              15,244       $153      $30,398       $31,255     $ (1,678)      $60,128
  Shares issued                                            3                      16                                       16
  Net income                                                                                 6,795                      6,795
  Dividends  paid                                                                          (3,659)                    (3,659)
  Other comprehensive income                                                                             (2,480)      (2,480)
                                                  ----------- ---------- ------------ -------------  ------------ ------------
Balance, September 30, 2000                           15,247       $153      $30,414       $34,391     $ (4,158)      $60,800
                                                  =========== ========== ============ =============  ============ ============

                             See accompanying notes.

                                     NN, Inc.
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
Thousands of  Dollars                                                                       2000               1999
---------------------------------------------------------------------------------------------------------------------------
Operating Activities:

  Net income                                                                                $6,795          $5,621
  Adjustments to reconcile net income:
    Depreciation and amortization                                                            6,103           4,296
    Equity earnings of  unconsolidated affiliate                                             (105)              --
    Interest income on receivable from unconsolidated affiliate                               (95)              --
    Minority interest in earnings of affiliated subsidiary                                     424              --
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                                  (3,392)         (3,518)
      Inventories                                                                               54           5,101
      Income taxes                                                                             238             409
      Other current assets                                                                 (2,357)            (66)
      Other assets                                                                         (1,413)              29
      Accounts payable                                                                       6,714             624
      Accrued bonuses                                                                        1,360           1,485
      Other liabilities                                                                        420             902
                                                                                      -------------    ------------
         Net cash provided by operating activities                                          14,746          14,883
                                                                                      -------------    ------------
Investing Activities:

 Acquisition of plant, property, and equipment                                             (6,972)         (1,240)
 Involuntary conversion of plant, property and equipment                                     2,001              --
 Long-term note receivable                                                                 (3,120)              --
 Investment in unconsolidated affiliate                                                      (100)              --
 Payments for acquisitions, net of cash acquired                                          (56,521)        (27,414)
                                                                                      -------------    ------------
         Net cash used by investing activities                                            (64,712)        (28,654)
                                                                                      -------------    ------------
Financing Activities:

 Proceeds (payments) under revolving credit facility                                         5,480          18,714
 Proceeds from issuance of stock                                                                15              --
 Minority shareholders capital contributions                                                29,600              --
 Proceeds from long-term debt                                                               27,796              --
 Dividends                                                                                 (3,659)         (3,588)
                                                                                      -------------    ------------
         Net cash provided by financing activities                                          59,232          15,126
                                                                                      -------------    ------------

Effect Of Exchange Rates On Cash                                                           (2,480)           (896)
Net Change in Cash and Cash Equivalents                                                      9,266           1,355
Cash and Cash Equivalents at Beginning of Period                                             1,408           1,430
                                                                                      -------------    ------------
Cash and Cash Equivalents at End of Period                                                 $ 8,194     $   1,889
                                                                                      =============    ============

                             See accompanying notes.

                                    NN, Inc.

                     Notes To Condensed Financial Statements

Note 1.  Interim Financial Statements

The accompanying condensed financial statements of NN, Inc. (the "Company") have not been audited by independent accountants, except for the balance sheet at December 31, 1999. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 2000 and 1999, respectively, the Company's financial position at September 30, 2000 and December 31, 1999, and the cash flows for the nine month periods ended September 30, 2000 and 1999, respectively. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

The results for the first three quarters of 2000 are not necessarily indicative of future results.

Note 2.  Inventories

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                         September 30,         December 31,
                                             2000                  1999
                                          (Unaudited)
                                        -----------------    ----------------
Raw materials                                   $  3,364            $  3,131
Work in process                                    4,748               2,585
Finished goods                                    12,074               7,406
                                        -----------------    ----------------
                                                  20,186              13,122
                                        =================    ================

Note 3.  Net Income Per Share

                                                           Three Months Ended                  Nine Months Ended
                                                              September 30,                       September 30,
                                                           2000               1999            2000             1999
Thousands of Dollars, Except Share and Per Share Data
---------------------------------------------------- ----------------- --------------- ---------------- ----------------
Net income                                                    $ 2,443         $ 1,944          $ 6,795          $ 5,621
Adjustments to net income                                   --               --              --               --
                                                     ----------------- --------------- ---------------- ----------------
   Net income                                                 $ 2,443         $ 1,944          $ 6,795          $ 5,621
                                                     ================= =============== ================ ================


Basic shares outstanding                                   15,245,147      15,244,282       15,244,565       15,244,282
Effect of dilutive stock options                              178,980          72,658          188,905           19,532
                                                     ----------------- --------------- ---------------- ----------------
Dilutive shares outstanding                                15,424,127      15,316,940       15,433,470       15,263,814
                                                     ================= =============== ================ ================
Basic net income per share                                     $ 0.16          $ 0.13          $  0.45          $  0.37
                                                     ================= =============== ================ ================
Diluted net income per share                                   $ 0.16          $ 0.13          $  0.44          $  0.37
                                                     ================= =============== ================ ================


Excluded from the shares outstanding for the third quarter ended September 30, 2000 and 1999 were 10,750 and 470,125 antidilutive options, respectively, which had exercise prices ranging from $9.75 to $11.50 and $9.39 to $15.50. Excluded from the shares outstanding for the nine months ended September 30, 2000 and 1999 were 10,750 and 510,125 antidilutive options, respectively, which had exercise prices ranging from $9.75 to $11.50 and $6.38 to $15.50.

Note 4.  Segment Information

In connection with the Company's acquisition of certain assets and liabilities of Earsley Capital Corporation in July 1999, the Company has chosen to realign its reportable segments on the basis of manufactured products. As a result of this realignment, the Company now has two reportable segments which include balls & rollers and plastics. The Company's ball & roller operations are distributed among two manufacturing facilities in Tennessee, one manufacturing facility in South Carolina and the three European facilities comprising the Company's 54% owned subsidiary, NN Euroball ApS. All of these facilities are engaged in the production of precision balls and rollers used primarily in the bearing industry. The Company's plastic operations are located in two manufacturing facilities located in Lubbock, Texas. The facility is engaged in the production of precision plastic injection molded components.

The accounting policies of the segments do not differ from those of the consolidated entity. The Company evaluates segment performance based on profit or loss from operations before income taxes not including non-recurring gains or losses. The Company accounts for intersegment sales and transfers at current market prices; however, the Company did not have any material intersegment transactions during the three or nine-month period ended September 30, 2000.

                                                                     Three Months Ended
                                                                        September 30,
                                                         2000                                        1999

Thousands of Dollars                    Ball & Roller           Plastics            Ball & Roller          Plastics
------------------------------------ --------------------- -------------------- ---------------------- ------------------
Revenues from external customers                  $29,243              $ 7,832               $ 15,993            $ 9,608
Segment profit                                      3,937                  228                  2,324                697
Segment assets                                    148,187               30,855                 61,465             33,455


                                                                     Nine Months Ended
                                                                       September 30,

                                                       2000                                       1999

Thousands of Dollars                    Ball & Roller           Plastics          Ball & Roller          Plastics
------------------------------------ --------------------- ------------------- --------------------- ------------------
Revenues from external customers                  $66,664             $24,056               $51,380           $  9,608
Segment profit/(loss)                               9,919                 738                 7,868                697
Segment assets                                    148,188              30,855                61,465             33,455


Segment assets for balls and rollers and plastics at December 31, 1999 were $58.6 million and $31.8 million respectively.

Note 5.  Acquisitions

On July 31, 2000, the Company completed its Euroball transaction. Completion of the transaction required the Company to start a jointly owned stand-alone company in Europe, NN Euroball ApS, for the manufacture and sale of chrome steel balls used for the ball bearings and other products. The Company owns 54% of the shares of the new company, SKF and FAG Kugelfischer Georg Schager AG own 23% each. NN Euroball ApS subsequently acquired the ball factories located in Pinerolo, Italy (previously owned by SKF), Eltmann, Germany (previously owned by
FAG) and Kilkenny, Ireland (previously owned by NN, Inc.). NN Euroball ApS' employment is approximately 700 and yearly sales are planned to be approximately 95 million euro. Financing for the transaction was provided by HypoVereinsbank Luxembourg S.A. as an agent for Bayerische Hypo-und Vereinsbank AG of Munich, Germany. Acquisition financing of approximately 31.5 million euro was drawn at closing, and the credit facilty provides for additional working capital and capital expenditure financing. The Company is required to consolidate NN Euroball ApS due to their ability to exercise control over its operations and NN Euroball Aps has accounted for the acquisitions of the Pinerolo, Italy and Eltmann, Germany ball factories using the purchase method of accounting. Goodwill arising from this acquisition is being amortized on a straight-line basis over 20 years.

Effective July 4, 1999 the Company acquired substantially all of the assets and assumed certain liabilities of Earsley Capital Corporation, a Nevada corporation and successor to and formerly known as Industrial Molding Corporation ("IMC"). IMC, located in Lubbock, Texas, operates as a premier full-service designer and manufacturer of precision plastic injection molded components. The Company paid consideration of approximately $29 million, consisting of cash in the amount of $26.7 million and 440,038 shares of its common stock, for the net assets acquired from IMC. Cash used in the acquisition was obtained from the Company's existing line of credit. The Company has accounted for this acquisition using the purchase method of accounting and is amortizing the associated goodwill on a straight-line basis over a period of 20 years.

IMC reported earnings of $1.9 million and $1.2 million on net sales of $28.1 million and $13.7 million for the year ended January 2, 1998 and the six-month period ended July 4, 1999, respectively. Net assets of IMC which were acquired by the Company approximated $13.7 million and $16 million at January 2, 1999 and July 4, 1999, respectively.

On August 31, 2000 the Company acquired a 51% ownership interest in NN Mexico, LLC, a Delaware limited liability company. NN Mexico holds as its sole investment a 100% ownership interest in NN Arte, a manufacturer of plastic components located in Guadalajara, Mexico. To acquire its 51% ownership of NN Mexico, the Company was required to make an initial contribution of $879,000 and provide additional funding of $1.27 million payable upon certain performance conditions at NN Arte. The Company is required to consolidate NN Mexico due to their ability to exercise control over its operations and has accounted for this acquisition using the purchase method of accounting. At September 30, 2000, NN Arte had not commenced operations.

The following unaudited pro forma summary presents the financial information as if the Company's acquisitions occurred on January 1, 1999. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 1999, nor is it indicative of future results.

                                               Nine Months Ended
                                                 September 30,

Thousands of Dollars                        2000                 1999
----------------------------------- --------------------- -------------------
Revenues from external customers                $114,564           $ 141,796
Net profit                                         5,447               4,965
EPS                                              $  0.36             $  0.33


Note 6.  Fire

On March 12, 2000, the Company experienced a fire at its Erwin, Tennessee facility. The fire was contained to approximately 30% of the production area and did not result in serious injury to any employee. Effected production was shifted to the Company's other facilities as possible as well as the use of other suppliers to protect product supply to customers. Insurance coverage is available for the loss. At September 30, 2000, the Company recorded a loss of approximately $10.2 million representing the net book value of assets destroyed in the fire and other fire related expenses. The Company also recorded a gain of approximately $10.2 million at September 30, 2000 representing the amount it believes the Company will recover from insurance proceeds for losses already recognized.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

Net Sales. Net sales increased by approximately $11.5 million, or 44.8%, from $25.6 million for the third quarter of 1999 to $37.1 million for the third quarter of 2000. Excluding 2000 third quarter sales of the Ireland facility, which were consolidated into the results of the Company prior to the formation of Euroball which contributed $11.8 million in sales for the quarter. The remainder of the difference is accounted for by increased domestic ball and roller sales which were offset by decreased sales by the plastics division. The decrease in the plastics division was primarily due to decreased sales to one existing customer.

Gross Profit. Gross profit increased $3.7 million, or 50.1%, from $7.3 million for the third quarter of 1999 to $11.0 million for the third quarter of 2000. Net of the Ireland facility 2000 third quarter gross profit, the Euroball joint venture contributed $3.5 million of the increase. The remainder of the increase is due to increased gross profit contribution from the ball and roller division due to higher sales volume and profitability. This increase was somewhat offset by decreased gross profit in the plastics division due to decreased sales volumes. As a percentage of net sales, gross profit increased from 28.6% in the third quarter of 1999 to 29.6% for the same period in 2000. This increase in gross profit as a percentage of net sales was due primarily to increased efficiencies in the ball and roller division in the third quarter of 2000 as compared to the third quarter of 1999.

Selling, General and Administrative. Selling, general and administrative expenses increased from $2.2 million in the third quarter of 1999 to $3.2 million in the third quarter of 2000. Euroball net of the Ireland facility accounted for approximately $700,000 of the increase. The remainder of the increase was due primarily to the Company's business development activities. As a percentage of net sales, selling, general and administrative expenses remained flat at 8.7% for the third quarter of 1999 and 2000.

Depreciation. Depreciation expense increased from $1.8 million for the third quarter of 1999 to $2.5 million for the same period in 2000. This increase was due mainly to the addition of depreciation and amortization expense associated with Euroball. As a percentage of net sales, depreciation expense decreased from 7.1% for in the third quarter of 1999 to 6.8% in the third quarter of 2000.

Interest Expense. Interest expense increased from $247,000 in the third quarter of 1999 to $650,000 during the same period in 2000. The increase was due to primarily to amounts drawn against a credit facility to finance the Euroball transaction. Additionally, increased levels outstanding under the Company's domestic line of credit account for the remainder of the increase. See the "Liquidity and Capital Resources Section."

Net Income. Net income increased by $499,000, or 25.7%, from $1.9 million for the third quarter of 1999 to $2.4 million for the same period in 2000. The majority of the increase was due to Euroball. As a percentage of net sales, net income decreased from 7.6% in the third quarter of 1999 to 6.6% for the third quarter of 2000.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

Net Sales. Net sales increased by approximately $29.7 million, or 48.8%, from $61.0 million for the first nine months of 1999 to $90.7 million for the same period in 2000. Euroball, excluding, sales of the Ireland facility, accounted for $11.8 million of the increase. The July 1999 acquisition of IMC accounted for approximately $16.2 of the increase due to only three months of revenues being included in the nine months ended September 30, 1999 as compared to a full nine months of revenues included in the current year. The remainder of the increase was due to increased ball and roller sales in for the nine-month period ended September 30, 2000. This increase was somewhat offset by decreased sales in the plastics division.

Gross Profit. Gross profit increased $8.7 million, or 49.6%, from $17.6 million for the first nine months of 1999 to $26.3 million for the same period of 2000. Euroball net of Ireland gross profit accounted for $3.5 million in increased gross profit. The acquisition of IMC in July of 1999 accounted for approximately $4.0 million due to only three months of results included in the prior year's period as compared to nine months in the current year's period. The remainder of the increase was due to increased ball and roller profitablity. As a percentage of net sales, gross profit increased from 28.8% in the first nine months of 1999 to 29.0% in the same period of 2000.

Selling, General and Administrative. Selling, general and administrative expenses increased by $3.5 million or 79.4%, from $4.5 million in the first nine months of 1999 to $8.0 million in the same period of 2000. This increase was due primarily to the Company's increased business development activities. Additionally Euroball, net of third quarter 2000 Ireland selling, general and administrative expenses added approximately $700,000. The acquisition of IMC accounted for approximately $1.8 million due to only three months of expenses included in the prior year's period as compared to nine months in the current year's period. As a percentage of net sales, selling, general and administrative expenses increased from 7.3% in the first nine months of 1999 to 8.8% for the same period in 2000.

Depreciation. Depreciation expense increased from $4.3 million for the first nine months of 1999 to $6.1 million for the same period in 2000. This increase was due primarily to Euroball, which contributed $835,000 of depreciation and amortization expense. The IMC acquisition in July 1999 and the inclusion of three months of depreciation being included in the prior year's period as compared to nine months included in the current year accounted for the remainder of the increase. As a percentage of net sales, depreciation expense decreased from 7.0% for the first nine months of 1999 to 6.7% for the same period in 2000.

Interest Expense. Interest expense increased from $256,000 in the first nine months of 1999 to $1.2 million during the same period in 2000. The increase was due to primarily to amounts drawn against a credit facility to finance Euroball. Additionally, increased levels outstanding under the Company's domestic line of credit account for the remainder of the increase. See the "Liquidity and Capital Resources Section."

Net Income. Net income increased by $1.2 million, or 20.9%, from $5.6 million for the first nine months of 1999 to $6.8 million for the same period for 2000. As a percentage of net sales, net income decreased from 9.2% for the first nine months of 1999 to 7.5% for the same period for 2000.

Liquidity and Capital Resources

In July 1997, the Company entered into a loan agreement, which provides for a revolving credit facility of up to $25 million, expiring on June 30, 2000. In December 1999, the Company extended the term of the loan agreement to October 30, 2001. Amounts outstanding under the revolving facility are unsecured and bear interest at a floating rate equal to, at the Company's option, either LIBOR plus 0.65% or the Fed Funds effective rate plus 1.5%. In August 2000, the Company entered into an agreement, which provides an additional $2 million of availability to the revolving credit facility through December 31, 2000. At September 30, 2000 and 1999 amounts outstanding under this revolving credit facility approximated $22.6 million and $18.7 million, respectively, The loan agreement contains various restrictive financial and nonfinancial covenants. The Company, as of November 10, 2000 was in compliance with or had received waivers on all such covenants.

In July 2000, NN Euroball ApS, and its subsidiaries entered into a loan agreement with HypoVereinsbank

Luxembourg S.A. as agent for Bayerische Hypo-und Vereinsbank AG of Munich, Germany for a senior secured revolving credit facility of Euro 5,000,000, expiring on July 15, 2006 and a senior secured term loan of Euro 36,000,000, expiring on July 15, 2006. On July 31, 2000, NN Euroball ApS borrowed a total of Euro 31,500,000 against these facilities for acquisition financing. Additional working capital and capital expenditure financing are provided for under the facility. Amounts outstanding under the facilities accrue interest at a floating rate equal to EURIBOR plus an applicable margin of between 1.50% to 2.25% based upon calculated financial ratios. The loan agreement contains various restrictive financial and nonfinacial covenants. The Company, as of November 10, 2000 was in compliance with or had received waivers on all such covenants.

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

Working capital, which consists principally of accounts receivable and inventories, was $30.6 million at September 30, 2000 as compared to $22.9 million at December 31, 1999. The ratio of current assets to current liabilities decreased from 3.2:1 at December 31, 1999 to 1.9:1 at September 30, 2000. Cash flow from operations decreased from $14.9 million during the first nine months of 1999 to $14.7 million during the first nine months of 2000.

During 2000, the Company plans to spend approximately $9.0 million on capital expenditures (of which approximately $7.0 million has been spent through September 30, 2000) including the purchase of additional machinery and equipment for all three of the Company's U.S. facilities as well as the three European facilities. The Company intends to finance these activities with cash generated from operations and funds available under the credit facilities described above. The Company believes that funds generated from operations and borrowings from the credit facilities will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 2000.

Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is evaluating the effect of this standard on its financial statements and will comply with the requirements of the new standard which becomes effective for the Company's 2001 financial reporting cycle.

In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt the provisions of SAB 101 in the fourth quarter 2000 and does not expect SAB 101 to have a significant impact on NN's consolidated financial statements.

Name Change

On May 11, 2000, the stockholders of NN Ball & Roller, Inc., at an Annual Meeting of stockholders, approved an amendment to the Company's Certificate of Incorporation changing the name of the company from NN Ball & Roller, Inc. to NN, Inc. On May 23, 2000 the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State.

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

The Company currently has operations in Italy, Germany and Ireland, all of which are Euro participating countries, and sells product to customers in many of the participating countries. The Euro has been adopted as the functional currency at these locations.

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

Rapid Growth. The Company has significantly expanded its ball and roller production facilities and capacity over the last several years, and during the third quarter of 2000 started a jointly owned stand-alone company in Europe for the manufacture and sale of precision chrome steel balls. Although the Company's Ball & Roller division is currently operating at near full capacity, downturns in the economy and other factors could result in under-utilization or inefficient utilization of its production facilities in future years. The Company also faces risks associated with start-up expenses, inefficiencies, delays and increased depreciation costs associated with its plant expansions.

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

Dependence on Major Customers. During 1999, the Company's ten largest customers accounted for approximately 69% of its net sales. Sales to various US and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 27% of net sales in 1999, and sales to FAG accounted for approximately 11% of net sales. None of the Company's other customers accounted for more than 10% of its net sales in 1999, but sales to three of its customers each represented more than 5% of the Company's 1999 net sales. With acquisition of Industrial Molding in July of the 1999 and the Euroball transaction in the current year, the Company estimates that the ten largest customers will account for approximately 70% of its net sales calculated on an annual basis. Sales to SKF and FAG are estimated to approximate 32% and 21% respectively of the annualized net sales of the Company. None of the Company's other customers are currently expected to account for over 10%.The loss of all or a substantial portion of sales to these customers would have a material adverse effect on the Company's business.

Acquisitions. The Company's growth strategy includes growth through acquisitions. In July 1999, the Company acquired IMC and in July 2000 completed its Euroball transaction as part of that strategy. Although the Company believes that will be able to integrate the operations of IMC, Euroball and other companies acquired in the future into its operations without substantial cost, delays or other problems, its ability to do so will depend on, among other things, the adequacy of its implementation plans, the ability of its management to effectively oversee and operate the combined operations of the Company and the acquired businesses and its ability to achieve desired operating efficiencies and sales goals. If the Company is not able to successfully integrate the operations of acquired companies into its business, its future earnings and profitability could be materially and adversely affected.

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

     The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include a $27 million floating rate revolving credit facility which is used to maintain liquidity and fund its business operations. In July 2000, NN Euroball ApS and its subsidiaries entered into a senior secured revolving credit facility of Euro 5,000,000 and a senior term loan of Euro 36,000,000. At September 30, 2000 NN Euroball ApS had approximately $28 million outstanding under these facilities. At September 30, 2000, the Company had $22.6 million outstanding under the revolving credit facility. A one-percent increase in the interest rate charged on the Company's outstanding borrowings under the above facilities would result in interest expense increasing by approximately $500,000. The nature and amount of the Company's borrowings may vary as a result of future business requirements, market conditions and other factors.

     The Company's operating cash flows denominated in foreign currencies are exposed to changes in foreign exchange rates. Beginning in the 1997 fourth quarter, upon the commencement of production in its Kilkenny, Ireland facility, the Company began to bill and receive payment from some of its foreign customers in their own currency. To date, the Company has not been materially adversely affected by currency fluctuations of foreign exchange restrictions. However, as foreign sales approximate 38% of total revenues, management is currently evaluating various strategies to manage this financial market risk, including the implementation of a foreign currency hedging program. The Company did not hold a position in any foreign currency instruments of September 30, 2000.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits Required by Item 601 of Regulation S-K

     10.20 Joint Venture Formation Agreement, dated as of April 6, 2000, with Amendment No. 1 dated June 15, 2000 and Amendment No. 2 dated July 31, 2000 by and among NN Ball & Roller, Inc.,
            AB SKF, and FAG Kugelfischer Georg Schafer AG (incorporated by reference from Exhibit 10.20 of the Company's Form 8-K filed on August 10, 2000).

      27    Financial Data Schedule

(b)  Reports on Form 8-K

     On August 10, 2000, we filed a Report on Form 8-K to announce the completion of a joint venture transaction with FAG Kugelfischer Georg Schafer AG, a German company, and AB SKF, a Swedish company, to form a new Danish holding company, NN Euroball ApS.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NN Ball & Roller, Inc.
                                             (Registrant)


Date:      November 10, 2000             /s/ Roderick R. Baty
                                             Roderick R. Baty,
                                             President and Chief Executive
                                             Officer
                                             (Duly Authorized Officer)


Date:      November 10, 2000             /s/ David Dyckman
                                             David Dyckman
                                             Chief Financial Officer
                                             (Principal Financial Officer)
                                             (Duly Authorized Officer)


Date:      November 10, 2000             /s/ William C. Kelly, Jr.
                                             William C. Kelly, Jr.,
                                             Treasurer, Secretary and
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)
                                             (Duly Authorized Officer)