Form 10-K
period 2000-12-31
NN INC
filed 2001-03-30
CIK 918541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[  ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number 0-23486



                                    NN, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                         62-1096725
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)          Identification No.)

                  2000 Waters Edge Drive
                  Johnson City, Tennessee                    37604
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

Yes    |X|       No    |_|


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The number of shares of the registrant's common stock outstanding on March 23, 2001 was 15,246,909.

        The aggregate market value of the voting stock held by non-affiliates of the registrant at March 23, 2001, based on the closing price on the NASDAQ National Market System on that date was approximately $109,587,158.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement with respect to the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                    PART I

Item 1  Business

Overview

        NN, Inc. (the "Company") is an independent manufacturer and supplier of high quality, precision steel balls and rollers to both domestic and international anti-friction bearing manufacturers. The Company supplies high quality, precision steel balls and rollers, both directly and indirectly through its sales to bearing manufacturers, to automotive original equipment manufacturers ("OEMs") and the automotive aftermarket, to the gas and mining industries, and to producers of water, gas and oil well drilling bits and stainless steel valves and pumps. Precision steel balls and rollers are critical moving parts of anti-friction bearings, which in turn, are integral components of machines with moving parts. The Company also provides full-service design and manufacture of plastic injection molded components to the bearing, automotive, electronic, leisure and consumer markets with an emphasis on value-added products that take advantage of its capabilities in product development, tool design and tight tolerance molding processes.

        The Company was organized in October 1980 by a group of senior managers of the ball and roller division of Hoover Precision Products, Inc. (formerly Hoover Universal, Inc.), led by Richard Ennen, the Company's Chairman. The Company was founded in order to meet the bearings industry's need for a dependable source of high quality, precision balls and rollers. During 2000, the Company sold its products to over 500 customers located in 24 different countries, and its primary customers included SKF Bearing Industries ("SKF"), FAG Bearings Corporation ("FAG"), SNR Roulements, and the Torrington Company.

        On July 4, 1999, the Company, through a series of wholly owned subsidiary entities, acquired substantially all of the assets of Earsley Capital Corporation, formerly known as Industrial Molding Corporation ("IMC"). The Company currently operates IMC through these subsidiary entities under the name Industrial Molding Corporation. Formed in 1947, IMC provides full-service design and manufacture of plastic injection molded components to the bearing, automotive, electronic, leisure and consumer markets with an emphasis on value-added products that take advantage of its capabilities in product development, tool design and tight tolerance molding processes. IMC operates two manufacturing facilities in Lubbock, Texas.

        The Company is also a 50% owner of NN General, LLC, a Delaware limited liability company, ("NN General"), which owns a 60% position in Jiangsu General Ball & Roller Company, Ltd. ("JGBR"), a Chinese precision ball and roller manufacturer located in Rugao City, Jiangsu Providence, China. The Company's investment includes a cash loan of $3.4 million. The remaining 40% of the Chinese company is owned by Jiangsu Steel Ball Factory.

        On March 12, 2000, the Company experienced a fire at its Erwin, Tennessee facility. The fire, which was contained to approximately 30% of the production area, occurred in the early morning hours when only three employees were in the facility. These employees were immediately evacuated and no one was injured. Effected production was shifted to the Company's other facilities as possible as well as to other suppliers to protect product supply to customers. Production has substantially returned to normal. Insurance coverage was available for the loss. Negotiations to reach a final settlement with the insurance carrier are continuing.

        On July 31, 2000, the Company formed a majority owned stand-alone company in Europe, NN Euroball ApS ("Euroball"), for the manufacture and sale of chrome steel balls used for ball bearings and other products. The Company owns
54% of Euroball.   AB SKF and FAG Kugelfisher Georg Shafer AG, the parent
companies of SKF and FAG respectively each own 23%. As part of the transaction, Euroball acquired the ball factories located in Pinerolo, Italy (previously owned by SKF), Eltmann, Germany (previously owned by FAG), and Kilkenny, Ireland (previously owned by the Company).

        On August 31, 2000 the Company acquired a 51% ownership interest in NN Mexico, LLC ("NN Mexico"), a Delaware limited liability company. NN Mexico holds as its sole investment a 100% ownership interest in NN Arte, a manufacturer of plastic components located in Guadalajara, Mexico. To acquire its 51% ownership of NN Mexico, the Company made an initial contribution of $879,000, an additional contribution of $671,000 and is obligated to provide additional funding of $600,000 payable upon certain performance conditions at NN Arte. At December 31, 2000, NN Arte had not commenced operations.

        For managerial and financial analysis purposes, management views the Company in three segments. The domestic ball and roller operations of Erwin, Tennessee, Walterboro, South Carolina and Mountain City, Tennessee ("Domestic Ball and Roller Division"), the Euroball facilities of Kilkenny, Ireland, Eltmann, Germany and Pinerolo, Italy ("Euroball Division") and the "Plastics Division" which consists of IMC and NN Arte.

Products

        At its ball and roller facilities in Erwin, Tennessee, Walterboro, South Carolina and Mountain City, Tennessee, the Company produces high quality, precision steel balls in sizes ranging in diameter from 3/16 of an inch to 2 1/2 inches and rollers in a limited variety of sizes. At its newly formed Euroball joint venture, the Company produces high quality steel balls in sizes ranging from 1/8 of an inch to 12 1/2 inches in diameter. The Company produces balls in a variety of grades ranging from grade 3 to grade 1000 and rollers in a variety of grades ranging from grade 50 to grade 1000. The grade number for a ball or a roller indicates the degree of spherical or cylindrical precision of the ball or roller; for example, grade 3 balls are manufactured to within three millionths of an inch of roundness and grade 50 rollers are manufactured to within fifty millionths of an inch of roundness. At its Domestic Ball and Roller Division, sales of steel balls accounted for approximately 91%, 92% and 92% of the division's ball and roller net sales in 1998, 1999 and 2000, respectively. Sales of rollers accounted for the balance of the division's ball and roller sales in such years.

        Precision Steel Balls. The Company manufactures high quality, precision balls in three different types of steel: 52100 steel, 440C stainless steel and S2 rock bit steel. Each of the different types of steel has unique characteristics that make it suitable for particular applications.

        During 2000, approximately 98% of the balls produced by the Company's domestic ball and roller operations were made from 52100 steel ("52100 Steel"). 100% of the balls produced by the Company's Euroball joint venture were made from 52100 Steel. See also "Business--Raw Materials." The 52100 Steel balls have a high degree of hardness and provide excellent resistance to wear and deformation. The 52100 Steel balls are used primarily by manufacturers of anti-friction ball bearings where precise spherical and tolerance accuracy are required. The Company produces 52100 Steel balls in eleven grades ranging from grade 1000 to grade 3 (highest precision), and in sizes ranging in diameter from 1/8 of an inch to 12 1/2 inches. The primary grades of the 52100 Steel balls are grade 16, grade 10 and grade 5 and grade 3.

        Precision Steel Rollers. The Company manufactures rollers at its Erwin, Tennessee facility in three types of steel: 52100 Steel, 440C stainless steel and S2 rock bit steel. Rollers are the primary components of anti-friction bearings which are subjected to heavy load conditions. The Company's roller products are used primarily for applications similar to those of its ball product lines, with the addition of hydraulic pumps and motors.

        IMC, manufactures a wide range of plastic molded products through its two facilities in Lubbock, Texas. IMC's products can be classified into three primary market segments - bearing retainers, automotive under the hood components and other hardware products which include other automotive components, electronic instrument cases and precision electronic connectors and lenses as well as a variety of other specialized parts.

        Bearing Retainers. IMC manufactures high precision plastic retainers for ball bearings used in automotive products. During 2000, sales of bearing retainers accounted for approximately 38% of the Plastics Division sales.

        Automotive Components. IMC manufacturers high precision plastic automotive under the hood parts. These parts utilize high performance engineered polymers that draw upon IMC's ability to mold highly technical cylindrical dimension parts. Other molded automotive components include hydraulic cylinders, clutch systems, seat belts, gears and transmission components. During 2000, sales of automotive parts accounted for approximately 25 % of IMC's sales.

        Other. IMC also manufactures a variety of high precision molded parts including plastic instrument cases, seasonal consumer hardware, precision end connectors and lenses for fiber optics as well as other specialized parts. During 2000, sales for these items accounted for 37% of IMC's sales.

Sales and Marketing

        The Company markets balls and rollers in the United States and abroad primarily through seven salaried sales employees. Additional internal sales employees handle customer orders and provide sales support.

        IMC markets its products through commissioned sales representatives or directly through three salaried marketing and sales employees. Four additional internal customer service employees handle customer orders and provide sales support. Additionally, certain engineers and manufacturing employees provide sales support due to the technical nature of the products.

        The following table presents a breakdown of the Company's net sales for fiscal years 1998 through 2000:

                                    2000       1999      1998
     (In Thousands)

     Domestic Ball and Roller
          Division                  $67,637   $67,736    $73,006
                                      51.2%     79.4%       100%

     Euroball Division               33,988        --         --
                                      25.7%        --         --

     Plastics Division               30,504    17,558         --
                                      23.1%     20.6%         --

     Total                         $132,129  $ 85,294   $ 73,006
                                       100%      100%       100%
                                  ========== ========= ==========


        The Company's marketing strategy relative to the Ball and Roller Division is to increase its share of the domestic and international market for bearing components by offering a wide variety of high quality, precision balls and rollers to existing and prospective customers on a timely basis and in a cost-effective manner. In marketing its products, the Company has focused its efforts on bearing manufacturers with their own ball or roller manufacturing divisions. The Company's sales staff emphasizes the potential quality advantages and cost savings associated with the outsourcing of such bearing manufacturers' needs by purchasing precision components from the Company instead of manufacturing such components internally.

        The Plastic Division's marketing strategy is to increase its share of the market by offering custom manufactured, high quality, precision parts in a cost-effective manner. This strategy focuses on relationships with key customers that require technically difficult parts which enable IMC to take advantage of its strengths in product development, tool design and tight tolerance molding processes. IMC has historically focused on the North American market. However, management believes certain synergies exist between the Domestic Ball and Roller Division and IMC that will allow IMC to further penetrate the North American market as well as broaden the European and Asian presence by leveraging the Company's global relationships.

        The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of shipment of goods. With respect to foreign customers (other than foreign customers that participate in the Company's inventory management program), payments generally are due within either 90 to 120 days following the date of shipment in order to allow for additional freight time and customs clearance. For customers that participate in the Company's inventory management program, sales are recorded when the customer uses the product, and payments typically are due 30 days thereafter. See "Business -- Customers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." See Note 10 of the Notes to Consolidated Financial Statements for additional financial information.

Customers

        During 2000, the Company's ten largest customers accounted for approximately 69% of its consolidated net sales. Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 32% of net sales in 2000 and sales to FAG accounted for approximately 17% of net sales in 2000. None of the Company's other customers accounted for more than 5% of its net sales in 2000.

        During 2000, the Domestic Ball and Roller Division sold its products to more than 500 customers located in 24 different countries. Approximately 50% of ball and roller net sales in 2000 were to customers outside the United States. Sales to the Ball & Roller Division's top ten customers accounted for approximately 78% of the divisions' net sales in 2000. Sales to SKF and FAG accounted for approximately 35% and 17% of the division's net sales in 2000 respectively.

         During 2000, the Euroball Division sold its products to more than 40 customers located in 15 different countries. Approximately 86% of its net sales in 2000 were to customers within Europe. Sales to the division's top ten customers accounted for approximately 92% of the divisions' net sales in 2000. Sales to SKF and FAG accounted for approximately 49% and 28% of the division's net sales in 2000 respectively

        During 2000, the Plastics Division sold its products to 55 customers located in 12 different countries. Approximately 8% of plastic net sales were to customers outside the United States. Sales to the division's top ten customers accounted for approximately 68% of the divisions' net sales in 2000. Sales to Gary Products Group accounted for approximately 20% of the division's net sales in 2000.

        See Note 10 of the Notes to Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" for additional geographic information. In both the foreign and domestic markets, the Company principally sells its products directly to manufacturers and not to distributors.

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

Employees

        As of December 31, 2000, the Company had 1,362 full-time employees of whom 1,206 were engaged in production/maintenance. Of these 1,362 employees, 298 were employed at the Domestic Ball and Roller facilities, 725 at the Euroball Division, 306 at the Plastics Division and 33 at Corporate Division. The Company believes that relations with its employees are good.

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

Raw Materials

        The primary raw material used by the Company in its Domestic Ball and Roller Division and Euroball Division is 52100 Steel. During 2000, approximately 98% and 100% of the steel used by these two divisions, respectively was 52100 Steel. The Company's other steel requirements include type 440C stainless steel and type S2 rock bit steel. The Domestic Ball and Roller Division purchases substantially all of its 52100 Steel requirements from foreign mills because of the lack of domestic producers of such steel at the quality level required by the Company. The Euroball Division purchases all of its 52100 Steel requirements from European mills. The other steel requirements of the Company also are purchased principally from foreign steel manufacturers.

        The Company allocates its steel purchases among suppliers on the basis of price and quality. Generally, the Company does not enter into written supply agreements with its suppliers or commit itself to maintain minimum monthly purchases of steel. The Company's pricing arrangements with its suppliers typically are subject to adjustment once every six months.

        Because 52100 Steel is principally produced by foreign manufacturers, the Company's operating results would be negatively affected in the event that the U.S. or European governments imposes any significant quotas, tariffs or other duties or restrictions on the import of such steel or if the United States dollar decreases in value relative to foreign currencies.

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

Seasonal Nature of Business

        Historically, due to increased sales to foreign customers, seasonality has become a factor for the Company in that some foreign customers typically cease their production activities during the month of August.

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

        In the past, the Company has incurred certain expenses in complying with applicable environmental laws associated with the removal of four underground storage tanks containing kerosene and waste oil, the remediation of soil and groundwater contamination resulting from a leak in one of the tanks, and the closing of a sludge disposal area at one of its ball and roller facilities. The remediation project is now complete, but the Company has certain ongoing monitoring responsibilities. The amounts expended by the Company in connection with this remediation project have not been material, and based upon information currently available to the Company, management does not believe that the future costs associated with the project will have a material adverse effect on the Company's results of operations or financial condition.


Executive Officers of the Registrant

        The executive officers of the Company consist of the following persons:

                  Name              Age                          Position
                  ----              ---                          --------

        Richard D. Ennen            73     Chairman of the Board and Director

        Roderick R. Baty            47     President, Chief Executive Officer and Director

        Frank T. Gentry, III        45     Vice President - Manufacturing

        Robert R. Sams              43     Vice President - Market Services

        David L. Dyckman            36     Vice President - Business Development and Chief
                                           Financial Officer
        William C. Kelly, Jr.       42     Treasurer, Secretary and Chief Accounting Officer

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

Item 2  Properties

        The Company has three domestic ball manufacturing facilities located in Erwin, Tennessee, Walterboro, South Carolina and Mountain City, Tennessee. Rollers are only produced at the Erwin, Tennessee facility. Production began in early 1996 at the Mountain City facility.

        The Erwin, Walterboro and Mountain City plants currently have approximately 125,000, 100,000 and 48,000 square feet of manufacturing space, respectively. The Walterboro plant is located on a 10 acre tract of land owned by the Company, the Erwin plant is located on a 12 acre tract of land owned by the Company and the Mountain City plant is located on an 8 acre tract of land owned by the Company.

        Through its newly formed joint venture company, Euroball, the Company manufactures high precision steel balls in three manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany and Pinerolo, Italy. The facilities currently have approximately 136,000, 54,000 and 112,000 square feet of manufacturing space, respectively. The Kilkenny facility is located on a two acre tract owned by Euroball, the Eltmann facility is leased from FAG and the Pinerolo facility is located on a 9 acre tract owned by Euroball.

        Industrial Molding Corporation manufactures a wide range of plastic molded products through two facilities located in Lubbock, Texas. The Slaton facility, located on a 6.5 acre tract of land owned by the Company, contains approximately 193,000 square feet of manufacturing, warehouse and office space. The Cedar facility is situated on a 2.5 acre tract of land which is also owned by the Company and contains approximately 35,000 square feet of manufacturing and warehouse space.

        During 2000, the Company added new machinery and equipment at all of its facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

        No matters were submitted for a vote of stockholders during the fourth quarter of 2000.

                                     Part II

Item 5  Market for the Registrant's Common Equity and Related Stockholder
        Matters

        None.

Item 6  Selected Financial Data

        The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the Financial Statements and the Notes thereto included as Item 8. The data set forth below as of December 31, 2000 has been derived from the Financial Statements of the Company which have been audited by KPMG LLP, independent accountants, whose report thereon is included as part of Item 8. The data below as of December 31, 1999 and for each of the three years in the period ended December 31, 1999 have been derived from the Financial Statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants. These historical results are not necessarily indicative of the results to be expected in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                         Year Ended December 31,
                                                         -----------------------
                                            2000       1999        1998       1997        1996
                                            ----       ----        ----       ----        ----
                                                  (In Thousands, Except Per Share Data)
Statement of Income Data:
Net Sales                                 $132,129    $85,294     $73,006    $75,252     $84,539
Cost of products sold                       93,926     59,967      50,353     51,707      56,695
                                          ---------   --------    --------   --------    --------
Gross profit                                38,203     25,327      22,653     23,545      27,844
Selling, general and administrative
expenses                                    11,571      6,854       5,896      5,518       4,890
Depreciation and amortization                9,165      6,131       4,557      4,106       3,358
                                          ---------   --------    --------   --------    --------
Income from operations                      17,467     12,342      12,200     13,921      19,596
Interest expense                             1,773        523          64         29         296
Equity in earnings of unconsolidated
affiliate                                     (48)         --          --         --          --
Gain on involuntary conversion               (728)         --          --         --          --
Other income                                 (136)         --          --         --          --
                                          ---------   --------    --------   --------    --------
Income before provision for income          16,606     11,819      12,136     13,892      19,300
taxes
Provision for income taxes                   5,959      4,060       4,480      5,382       6,835
Minority interest in income of
consolidated Subsidiary                        660         --          --         --          --
                                          ---------   --------    --------   --------    --------
Net Income                                  $9,987     $7,759      $7,656     $8,510     $12,465
                                          =========   ========    ========   ========    ========
Basic income per share:                      $0.66      $0.52       $0.52      $0.57      $ 0.83
                                          =========   ========    ========   ========    ========
Diluted income per share                     $0.64      $0.52       $0.52      $0.57       $0.83
                                          =========   ========    ========   ========    ========
Operating income per share                   $1.15      $0.81       $0.82      $0.94       $1.30
                                          =========   ========    ========   ========    ========
Dividends declared                           $0.32      $0.32       $0.32      $0.32       $0.32
                                          =========   ========    ========   ========    ========
Weighted average number of shares           15,247     15,021      14,804     14,804      15,042
   Outstanding - Basic                    =========   ========    ========   ========    ========


Balance Sheet Data:                         2000       1999        1998        1997        1996
                                            ----       ----        ----        ----        ----
Current assets                             $64,038    $34,397     $28,571     $26,185     $26,727
Current liabilities                         35,859     10,478       7,638       7,471       8,374
Total assets                               187,808     91,363      66,860      63,273      59,292
Long-term debt                              50,515     17,151           0           0           0
Stockholders' equity                        62,246     60,128      56,242      52,971      48,710

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

Overview

        The Company's core business is the manufacture and sale of high quality, precision steel balls and rollers. In 2000, sales of balls and rollers accounted for approximately 77% of the Company's total net sales. Of this 77%, balls accounted for 72% and rollers accounted for 5%. Sales of precision molded plastic parts accounted for the remaining 23%. See Note 10 of the Notes to Financial Statements.

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

        As a result of changing dynamics in the marketplace, the Company developed and is implementing an extensive new long-term growth strategy involving both its core business and opportunities beyond the core markets that are consistent with the Company's strengths and culture.

        On July 4, 1999, the Company, acquired substantially all of the assets of Earsley Capital Corporation, formerly known as Industrial Molding Corporation ("IMC"). Formed in 1947, IMC provides full-service design and manufacture of plastic injection molded components to the bearing, automotive, electronic, leisure and consumer markets with an emphasis on value-added products that take advantage of its capabilities in product development, tool design and tight tolerance molding processes. IMC operates two manufacturing facilities in Lubbock, Texas. During 2000, IMC sold its products to approximately 55 customers in 12 different countries.

        On March 16, 2000, the Company entered into a 50/50 joint venture with General Bearing Corporation called NN General LLC ("NN General"), which owns a 60% position in Jiangsu General Ball & Roller Company, Ltd. ("JGBR"), a Chinese precision ball and roller manufacturer located in Rugao City, Jiangsu Providence, China. The Company's investment includes a cash loan of $3.4 million. The remaining 40% of the Chinese company is owned by Jiangsu Steel Ball Factory.

        On July 31, 2000, the Company formed a majority owned stand-alone company in Europe, NN Euroball ApS ("Euroball"), for the manufacture and sale of chrome steel balls used for ball bearings and other products. The Company owns 54% of Euroball. AB SKF and FAG Kugelfisher Georg Shafer AG, the parent companies of SKF and FAG respectively each own 23%. As part of the transaction, Euroball acquired the ball factories located in Pinerolo, Italy (previously owned by SKF), Eltmann, Germany (previously owned by FAG), and Kilkenny, Ireland (previously owned by the Company). Acquisition financing of approximately 31.5 million euro (approximately $29.7 million) was drawn at closing, and the credit facility provides for additional working capital expenditure financing. The Company is required to consolidate Euroball due to its ability to exercise control over its operations and has accounted for the acquisitions of the Pinerolo, Italy and Eltmann, Germany ball factories using the purchase method of accounting. Goodwill arising from this acquisition is being amortized on a straight-line basis over 20 years.

        On August 31, 2000 the Company acquired a 51% ownership interest in NN Mexico, LLC ("NN Mexico"), a Delaware limited liability company. NN Mexico holds as its sole investment a 100% ownership interest in NN Arte, a manufacturer of plastic components located in Guadalajara, Mexico. To acquire its 51% ownership of NN Mexico, the Company made an initial contribution of $879,000, an additional contribution of $671,000 and is obligated to provide additional funding of $600,000 payable upon certain performance conditions at NN Arte. The Company is required to consolidate NN Mexico due to its ability to exercise control over NN Arte's operations and has accounted for this acquisition using the purchase method of accounting. At December 31, 2000, NN Arte had not commenced operations.

Results of Operations

        The following table sets forth for the periods indicated selected financial data and the percentage of the Company's net sales represented by each income statement line item presented.



                                                  As a percentage of Net Sales
                                                     Year Ended December 31,
                                                  2000        1999        1998
                                                  ----        ----        ----

Net sales                                         100.0%      100.0%      100.0%

Cost of product sold                                71.1        70.3        69.0
                                                 --------    --------    --------

Gross profit                                        28.9        29.7        31.0

Selling, general and administrative expenses         8.8         8.0         8.1

Depreciation and amortization                        6.9         7.2         6.2
                                                 --------    --------    --------

Income from operations                              13.2        14.5        16.7

Interest expense                                     1.3         0.6         0.1

Equity in earnings of unconsolidated affiliates       --          --          --

Gain on involuntary conversion                     (0.6)          --          --

Other income                                       (0.1)          --          --
                                                 --------    --------    --------

Income before provision for income taxes            12.6        13.9        16.6

Provision for income taxes                           4.5         4.8         6.1

Minority interest in income of consolidated
subsidiary                                           0.5          --          --
                                                 --------    --------    --------

Net income                                           7.6         9.1        10.5
                                                 ========    ========    ========

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

        Net Sales. The Company's net sales increased $46.8 million or 54.9%, from $85.3 million in 1999 to $132.1 million in 2000. The formation of Euroball in August of 2000 contributed $30.4 million of the increase, excluding the third and fourth quarter sales of the Ireland facility, which were consolidated into the results of the Company prior to the formation of Euroball. Additionally the inclusion of a full year of IMC's net sales contributed $15.6 million. The Company acquired IMC on July 4, 1999, thus six months of IMC's results were included in the Company's 1999 results. The remainder of the increase is due to increased ball and roller sales in the first half of the year, offset by slowing domestic demand for balls and rollers in the second half of the year. The Company experienced decreased sales in the second half of the year for the Plastics Division due primarily to decreased sales to one customer.

        Gross Profit. Gross profit increased by $12.9 million, or 50.8% from $25.3 million in 1999 to $38.2 million in 2000. Net of the Ireland facility's third and fourth quarter gross profit, the Euroball joint venture accounted for $7.5 million of the increase. The inclusion of a full year of IMC's gross profit contributed an additional $4.0 million in gross profit. The remainder of the increase is primarily attributed to increased sales at the Domestic Ball and Roller Division. To a lesser degree, decreased costs as a percentage of sales at the Domestic Ball and Roller Division contributed to the increase in gross profit. This was due mainly to inventory builds during the fourth quarter of 2000. As a percentage of net sales, gross profit decreased from 29.7% in 1999 to 28.9% in 2000.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.7 million, or 68.8% from $6.9 million in 1999 to $11.6 million in 2000. The Euroball Division, net of the Ireland facility, accounted for $2.4 million of the increase. The inclusion of a full year of IMC's results accounted for $1.6 million of the increase. The remainder of the increase is primarily attributed to increased administrative expenses associated with the Company's business development activity during the year. As a percentage of net sales, selling, general and administrative expenses increased from 8.0% in 1999 to 8.8% in 2000.

        Depreciation and Amortization. Depreciation and amortization expenses increased $3.0 million, or 49.5% from $6.1 million in 1999 to $9.2 million in 2000. The addition of Euroball, adjusting for the Ireland facility, accounted for $2.4 million of the increase. The inclusion of a full year of IMC's results accounted for the remainder of the increase. As a percentage of net sales, depreciation and amortization decreased from 7.2% in 1999 to 6.9% in 2000.

        Interest Expense. Interest expense increased by $1.2 million from $523,000 in 1999 to $1.8 million in 2000. Interest expense related to the debt incurred by Euroball to finance the joint venture transaction accounted for $622,000 of the increase. Additionally, the inclusion of a full year of interest expense related to the purchase of the IMC business accounted for approximately $500,000 of the increase. The remainder of the increase is due to increased expenditures associated with the Company's business development activity during 2000. Additionally, the timing of expenditures associated with the March 12, 2000 fire and the reimbursement of insurance proceeds has caused an increase in the levels outstanding under the Company's domestic line of credit. As a percentage of net sales, interest expense increased from 0.6% in 1999 to 1.3% in 2000. See "Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources."

        Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates increased $48,000 from $0 in 1999 to $48,000. The increase is due to the Company's share of earnings from the NN General joint venture with General Bearing Corporation. Earnings from this venture were offset by losses incurred from the start-up of the marketing arm of this venture and losses sustained from start-up expenses from the investment in NN Mexico LLC.

        Gain on Involuntary Conversion. The Company had a gain on involuntary conversion of $728,000 in 2000 related to the excess of insurance proceeds over the net book value of assets destroyed in the fire and direct costs due to the March 12, 2000 fire at the Erwin facility.

        Minority Interest of Consolidated Subsidiary. Minority interest of consolidated subsidiary increased $660,000 from $0 in 1999 to $660,000 in 2000. This increase is due entirely to the Euroball joint venture. The Company is required to consolidate Euroball due to its ability to exercise control over the operations. The Company owns 54% of the shares of the joint venture with the minority partners owning the remaining 46%. Minority interest of consolidated interest represents the combined 46% interest of the minority partners.

        Net Income. Net income increased $2.2 million, or 28.7%, from $7.8 million in 1999 to $10.0 million in 2000. As a percentage of net sales, net income decreased from 9.1% in 2000 to 7.6% in 2000.

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

Liquidity and Capital Resources

        In July 1997, the Company entered into a loan agreement with First American National Bank ("First American") which provides for a revolving credit facility of up to $25 million, expiring on June 30, 2000. In July, 1999, the Company extended the terms of the loan agreement with First American to expire on October 30, 2001. Amounts outstanding under the revolving facility are unsecured and bear interest at a floating rate equal to, at the Company's option, either LIBOR plus 0.65% or the Fed Funds effective rate plus 1.5%. In August 2000, the Company entered into an agreement, which provided an additional $2 million of availability to the revolving credit facility through December 31, 2000. The loan agreement contains customary financial and operating restrictions on the Company, including covenants, restricting the Company, without First American's consent, from incurring additional indebtedness from, or pledging any of its assets to, other lenders and from disposing of a substantial portion of its assets. In addition, the Company is prohibited from declaring any dividend if a default exists under the revolving credit facility at the time of, or would occur as a result of, such declaration. The loan agreement also prohibits sales of property outside of the ordinary course of business. The loan agreement also contains customary financial covenants with respect to the Company, including a covenant that the Company's earnings will not decrease in any year by more than fifty percent of earnings in the Company's immediately preceding fiscal year. The Company extended and restated this facility in February 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - "Subsequent Events."

        In July 2000, NN Euroball ApS, and its subsidiaries entered into a loan agreement with HypoVereinsbank Luxembourg S.A. as agent for Bayerische Hypo-und Vereinsbank AG of Munich, Germany for a senior secured revolving credit facility of Euro 5,000,000, expiring on July 15, 2006 and a senior secured term loan of Euro 36,000,000, expiring on July 15, 2006. On July 31, 2000, upon closing of the joint venture, NN Euroball ApS borrowed a total of Euro 31,500,000 against these facilities for acquisition financing. Additional working capital and capital expenditure financing are provided for under the facility. Amounts outstanding under the facilities accrue interest at a floating rate equal to EURIBOR plus an applicable margin of between 1.125% to 2.25% based upon calculated financial ratios. The loan agreement contains various restrictive financial and non financial covenants. The Company, as of December 31, 2000, was in compliance with all such covenants.

        The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with foreign customers (other than foreign customers that have entered into an inventory management program with the Company) generally provide that payments are due within either 90 or 120 days following the date of shipment. Under the Company's inventory management program, payments typically are due within 30 days after the product is used by the customer. The Company's net sales historically have not been of a seasonal nature. However, seasonality has become a factor for the foreign ball and roller sales in that many foreign customers cease production during the month of August. The Company also experiences seasonal fluctuation through its Plastics Division which provides several lines of seasonal hardware. For information concerning the Company's quarterly results of operations for the years ended December 31, 2000 and 1999, see Note 14 of the Notes to Financial Statements.

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

        Working capital, which consists principally of accounts receivable and inventories, was $28.2 million at December 31, 2000 as compared to $22.9 million at December 31, 1999. The ratio of current assets to current liabilities decreased from 3.2:1 at December 31, 1999 to 1.79:1 at December 31, 2000. Cash flow from operations increased to $24.2 million during 2000 from $17.8 million during 1999. This increase was primarily attributed to changes in working capital accounts due to Euroball joint venture transaction completed in August of 2000.

        During 2001, the Company plans to spend approximately $5.3 million on capital expenditures. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 2001.

Subsequent Events

        On February 16, 2001, the Company completed the acquisition of all of the outstanding stock of The Delta Rubber Company, a Connecticut corporation ("Delta") for $22.5 million in cash, of which $500,000 is to be held in escrow for one year from the date of closing. Delta provides high quality engineered bearing seals and other precision-molded rubber products to original equipment manufacturers. NN plans to continue the operation of the Delta business, which operates a manufacturing facility in Danielson, Connecticut. AmSouth Bank provided financing for the transaction.

        In February of 2001, the Company extended and restated the $25 million revolving credit facility with AmSouth Bank to temporarily increase the facility to $50 million. The facility will be reduced to $25 million on June 30, 2001 in anticipation of the Company structuring long-term financing arrangements for this amount. The original $25 million revolving credit facility will expire on July 25, 2003. In February 2001, the Company drew $23 million against the new line to finance the acquisition of Delta. Amounts outstanding under the amended revolving facility are unsecured and bear interest at a floating rate equal to LIBOR plus an applicable margin of between 0.65% and 2.15% based upon calculated financial ratios. The loan contains various restrictive financial and non-financial covenants. The Company, as of March 23, 2001, was in compliance with all such covenants.

        On March 1, 2001, the Company entered into an agreement with AmSouth Bank which provides an additional $2 million of availability to the revolving credit facility through June 1, 2001. At March 23, 2001, the Company had no amounts outstanding under this agreement.

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

        The Company currently has operations in Ireland, Germany and Italy, which are Euro participating countries, and each facility sells product to customers in many of the participating countries. The functional currency of the Company's Euroball operations is the Euro.

Seasonality and Fluctuation in Quarterly Results

        The Company's net sales historically have not been of a seasonal nature. However, as foreign sales have increased as a percentage of total sales, seasonality has become a factor for the Company in that many foreign customers cease production during the month of August. For information concerning the Company's quarterly results of operations for the years ended December 31, 2000 and 1999, see Note 14 of the Notes to Financial Statements.

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

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        The Company wishes to caution readers that this report contains, and future filings by the Company, press releases and oral statements made by the Company's authorized representatives may contain, forward-looking statements that involve certain risks and uncertainties. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The Company's actual results could differ materially from those expressed in such forward-looking statements due to important factors bearing on the Company's business, many of which already have been discussed in this filing and in the Company's prior filings. The differences could be caused by a number of factors or combination of factors including, but not limited to, the risk factors described below. Readers are strongly encouraged to consider these factors when evaluating any such forward-looking statement.

        The following paragraphs discuss the risk factors the Company regards as the most significant, although the Company wishes to caution that other factors that are currently not considered as significant or that currently cannot be foreseen may in the future prove to be important in affecting the Company's results of operations. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        Industry Risks. Both the precision ball and roller and precision plastics industries are cyclical and tend to decline in response to overall declines in industrial production. The Company's sales in the past have been negatively affected, and in the future very likely would be negatively affected, by adverse conditions in the industrial production sector of the economy or by adverse global or national economic conditions generally.

        Competition. The precision ball and roller market and the precision plastics market are highly competitive, and many of manufacturers in each of the markets are larger and have substantially greater resources than the Company. The Company's competitors are continuously exploring and implementing improvements in technology and manufacturing processes in order to improve product quality, and the Company's ability to remain competitive will depend, among other things, on whether it is able, in a cost effective manner, to keep pace with such quality improvements. In addition, the Company competes with many of its ball and roller customers that, in addition to producing bearings, also internally produce balls and rollers for sale to third parties. The Company faces a risk that its customers will decide to produce balls and rollers internally rather than outsourcing their needs to the Company

        Rapid Growth. The Company has significantly expanded its ball and roller production facilities and capacity over the last several years. During 1997, the Company purchased an additional manufacturing plant in Kilkenny, Ireland. The Company continued this expansion in 2000 through its 54% ownership of the NN Euroball joint venture with SKF and FAG. In addition, the Company invested in Jiangsu General Ball & Roller Company, a Chinese joint venture specializing in various types of ball production. The Company's Ball & Roller Division currently is not operating at full capacity and faces risks of further under-utilization or inefficient utilization of its production facilities in future years. The Company also faces risks associated with start-up expenses, inefficiencies, delays and increased depreciation costs associated with these joint ventures and expansions.

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

        Risks Associated with International Trade. Because the Company (a) obtains a majority of its raw materials for the manufacture of balls and rollers from overseas suppliers, (b) now actively participates in overseas manufacturing operations and (c) sells to a large number of international customers, the Company faces risks associated with (i) adverse foreign currency fluctuations,(ii) changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations, (iii) the imposition of trade restrictions or prohibitions, (iv) the imposition of import or other duties or taxes, and (v) unstable governments or legal systems in countries in which the Company's suppliers, manufacturing operations, and customers are located. An increase in the value of the United States dollar relative to foreign currencies adversely affects the ability of the Company to compete with its foreign-based competitors for international as well as domestic sales.

        Dependence on Major Customers. During 2000, the Company's ten largest customers accounted for approximately 69% of its net sales. Sales to various US and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 32% of net sales in 2000, and sales to FAG accounted for approximately 17% of net sales. None of the Company's other customers accounted for more than 5% of its net sales in 2000. The loss of all or a substantial portion of sales to these customers would have a material adverse effect on the Company's business.

        Acquisitions. The Company's growth strategy includes growth through acquisitions. In 1999, the Company acquired the IMC businesses as part of that strategy. In 2000, the Company formed the NN Euroball joint venture with SKF and FAG and began operating two new ball manufacturing facilities. Although the Company believes that it will be able to continue to integrate the operations of IMC, NN Euroball and other companies acquired in the future into its operations without substantial cost, delays or other problems, its ability to do so will depend on, among other things, the adequacy of its implementation plans, the ability of its management to effectively oversee and operate the combined operations of the Company and the acquired businesses and its ability to achieve desired operating efficiencies and sales goals. If the Company is not able to successfully integrate the operations of acquired companies into its business, its future earnings and profitability could be materially and adversely affected.

Recently Issued Accounting Standards

        In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's 2001 reporting cycle. The adoption of this standard by the Company is not expected to result in significant adjustments to existing accounting practices as the Company does not currently hold any derivative financial instruments as of December 31, 2000.

        In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000, which for the Company will be effective January 1, 2001. The adoption of this standard by the Company is not expected to result in significant adjustments to existing accounting practices as the Company does not currently hold any derivative financial instruments or participate in speculative activities.

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

        The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include a $27 million floating rate revolving credit facility which is used to maintain liquidity and fund its business operations domestically. Additionally, Euroball has a 5 million euro floating rate revolving credit facility and a 36.0 million euro floating rate secured term loan. At December 31, 2000, the Company had $26.7 million outstanding under the domestic revolving credit facility and Euroball had $25.8 million outstanding under the Euroball revolving credit facility and term loan. A one-percent increase in the interest rate charged on the Company's outstanding borrowings under the revolving credit facility would result in interest expense increasing by approximately $564,000. The nature and amount of the Company's borrowings may vary as a result of future business requirements, market conditions and other factors.

        The Company's operating cash flows denominated in foreign currencies are exposed to changes in foreign exchange rates. Beginning in the 1997 fourth quarter, upon the commencement of production in its Kilkenny, Ireland facility, the Company began to bill and receive payment from some of its foreign customers in their own currency. To date, the Company has not been materially adversely affected by currency fluctuations of foreign exchange restrictions. However, to help reduce exposure to foreign currency fluctuations, management has implemented a foreign currency hedging program. The Company did not hold a position in any foreign currency instruments of December 31, 2000.


Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Financial Statements                                                                Page

        Report of Independent Accountants for the year ended December 31, 2000......20

        Report of Independent Accountants for the year ended December 31, 1999 and December 31, 1998.......................................................21

        Consolidated Balance Sheets at December 31, 2000 and 1999...................22

        Consolidated Statements of Income and Comprehensive Income for the
        three years ended December 31, 2000.........................................23

        Consolidated Statements of Changes in Stockholder's Equity for the three years ended December 31, 2000...............................................24

        Consolidated Statements of Cash Flows for the three years ended
        December 31, 2000...........................................................25

        Notes to Consolidated Financial Statements..................................26


                          Independent Auditors' Report

The Board of Directors
NN, Inc.:

We have audited the accompanying consolidated balance sheet of NN, Inc. as of December 31, 2000 and the related consolidated statement of income and comprehensive income, consolidated statement of changes in stockholders' equity, and consolidated statement of cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated balance sheet of NN, Inc. as of December 31, 1999 and the related consolidated statements of income and comprehensive income, changes in stockholder's equity, and cash flows for each of the years in the two year period ended December 31, 1999, were audited by other auditors whose report, dated February 4, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NN, Inc. as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP
Charlotte, North Carolina
February 27, 2001

                            Report of Independent Accountants


To the Board of Directors and Stockholders of NN, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NN, Inc. (formerly known as NN Ball & Roller, Inc.) and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 4, 2000


                                    NN, INC.

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999
                      (In thousands, except per share data)


    Assets                                                        2000          1999
                                                              -------------  -----------
Current assets:

    Cash and cash equivalents                               $      8,273        1,409
    Accounts receivable, net                                      29,549       18,183
    Inventories                                                   23,742       13,122
    Other current assets                                           1,512          688
    Net current deferred tax asset                                   962          995
                                                              -------------  -----------

               Total current assets                               64,038       34,397

Property, plant and equipment, net                                91,693       43,452
Goodwill, net of accumulated amortization of
    $1,297 in 2000 and $325 in 1999                               27,865       12,779
Other non-current assets                                           4,212          735
                                                              -------------  -----------

               Total assets                                 $    187,808       91,363
                                                              =============  ===========

           Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                        $     16,883        4,104
    Bank overdraft                                                   454        1,239
    Accrued salaries, wages and benefits                           6,929          234
    Income taxes payable                                           1,341        1,283
    Accrued pension                                                2,133         --
    Payable to affiliates                                          1,762         --
    Short-term loans                                               2,000         --
    Other liabilities                                              4,357        3,618
                                                              -------------  -----------
                Total current liabilities                         35,859       10,478

Minority interest in consolidated subsidiaries                    30,257         --
Deferred income taxes                                              5,353        3,606
Long-term debt                                                    50,515       17,151
Other                                                                578         --
                                                              -------------  -----------
               Total liabilities                                 122,562       31,235
                                                              -------------  -----------

Stockholders' equity:
    Common stock - $0.01 par value, authorized
    45,000 shares, issued and outstanding -
    15,247 shares in 2000 and 15,244 shares in 1999                  153          153
    Additional paid-in capital                                    30,414       30,398
    Retained earnings                                             36,364       31,255
    Accumulated other comprehensive income (loss)                 (1,685)      (1,678)
                                                              -------------  -----------

               Total stockholder's equity                         65,246       60,128
                                                              -------------  -----------
               Total liabilities and stockholder's equity      $ 187,808     $ 91,363
                                                              =============  ===========

See accompanying notes to consolidated financial statements.


                                    NN, INC.

           Consolidated Statements of Income and Comprehensive Income

                  Years Ended December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)


                                                         Years Ended December 31,
                                                            2000          1999           1998
                                                        -------------  ------------   -----------

Net Sales                                             $      132,129        85,294        73,006
Cost of products sold                                         93,926        59,967        50,353
                                                        -------------  ------------   -----------

        Gross profit                                          38,203        25,327        22,653

Selling, general, and administrative expense                  11,571         6,854         5,896
Depreciation and amortization                                  9,165         6,131         4,557
                                                        -------------  ------------   -----------

          Income from operations                              17,467        12,342        12,200

Interest expense                                               1,773           523            64
Equity in earnings of unconsolidated affiliate                   (48)       --            --
Net gain on involuntary conversion                              (728)       --            --
Other income                                                    (136)       --            --
                                                        -------------  ------------   -----------

Income before provision for income taxes                      16,606        11,819        12,136
Provision for income taxes                                     5,959         4,060         4,480
Minority interest in consolidated subsidiary                     660        --            --
                                                        -------------  ------------   -----------

          Net income                                           9,987         7,759         7,656

Other comprehensive (loss) income:
    Foreign currency translation                                  (7)       (1,563)          352
                                                        -------------  ------------   -----------

          Other comprehensive (loss) income                       (7)       (1,563)          352
                                                        -------------  ------------   -----------

          Comprehensive income                        $        9,980         6,196         8,008
                                                        =============  ============   ===========

Basic net income per share                            $         0.66          0.52          0.52
                                                        =============  ============   ===========

Weighted average shares outstanding                           15,247        15,021        14,804
                                                        =============  ============   ===========

Diluted net income per share                          $         0.64          0.52          0.52
                                                        =============  ============   ===========

Weighted average shares outstanding                           15,531        15,038        14,804
                                                        =============  ============   ===========

See accompanying notes to consolidated financial statements.



                                    NN, INC.

           Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)

                  Years Ended December 31, 2000, 1999 and 1998



                                    Common Stock                                                   Accumulated
                                                                    Additional                       Other
                                     Number of         Par           Paid-in       Retained       Comprehensive
                                       Shares         Value          Capital       Earnings          Income (Loss)      Total
                                    -------------  -------------   ------------  -------------   ----------------  ----------------
Balance at December 31, 1997            14,804   $      149           27,902         25,387               (467)         52,971
   Net income                             --             --             --            7,656               --             7,656
   Dividends paid                         --             --             --           (4,737)              --            (4,737)
   Cumulative translation                 --             --             --             --                  352             352
                                    -------------  -------------   ------------  -------------   ----------------  ----------------

Balance at December 31, 1998            14,804          149           27,902         28,306               (115)         56,242
   Shares issued                           440            4            2,496           --                 --             2,500
   Net income                             --             --             --            7,759               --             7,759
   Dividends paid                         --             --             --           (4,810)              --            (4,810)
   Cumulative translation                 --             --             --             --               (1,563)         (1,563)
                                    -------------  -------------   ------------  -------------   ----------------  ----------------

Balance at December 31, 1999            15,244            153         30,398         31,255               (1,678)       60,128
   Shares issued                             3           --               16           --                 --                16
   Net income                             --             --             --            9,987               --             9,987
   Dividends paid                         --             --             --           (4,878)              --            (4,878)
   Cumulative translation                 --             --             --             --                     (7)           (7)
                                    -------------  -------------   ------------  -------------   ----------------  ----------------

Balance December 31, 2000               15,247   $        153         30,414         36,364               (1,685)       65,246
                                    =============  =============   ============  =============   ================  ================



See accompanying notes to consolidated financial statements.



                                    NN, INC.

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                  Years Ended December 31, 2000, 1999 and 1998

                                                                            Years ended December 31,
                                                                         2000        1999         1998
                                                                     -----------  ----------  -----------
Cash flows from operating activities:
   Net income                                                          $  9,987       7,759       7,656
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                      9,165       6,131       4,557
       Loss on disposals of property, plant and equipment                 1,194          43        --
       Equity in earnings unconsolidated affiliate                          (48)       --          --
       Deferred income taxes                                              1,185        (369)        149
       Interest income from receivable from unconsolidated affiliate       (159)       --          --
       Minority interest in consolidated subsidiary                         660        --          --
       Changes in operating assets and liabilities:
         Accounts receivable                                              1,955        (641)        806
         Inventories                                                     (3,021)      5,121      (2,560)
         Other current assets                                              (106)        471         432
         Other assets                                                    (1,719)         19        --
         Accounts payable                                                 5,544      (1,439)        789
         Other liabilities                                                2,227         750         858
                                                                       --------    --------    --------
           Net cash provided by operations                               26,864      17,845      12,687
                                                                       --------    --------    --------

Cash flows from investing activities:
   Acquisition of NN Euroball ApS                                       (57,788)       --          --
   Acquisition of Industrial Molding Corporation                           --       (27,535)       --
   Long-term note receivable                                             (3,440)       --          --
   Acquisition of property, plant and equipment                         (17,910)     (2,394)     (5,758)
   Investment in unconsolidated affiliate                                  (172)       --          --
   Proceeds from disposals of property, plant and equipment                --            46        --
                                                                       --------    --------    --------
           Net cash used in investing activities                        (79,310)    (29,883)     (5,758)
                                                                       --------    --------    --------

Cash flows from financing activities:
   Net borrowings (repayments) under revolving line of credit             7,547      17,151      (1,480)
   Minority shareholder contribution                                     29,600        --          --
   Proceeds from long-term debt                                          25,817        --          --
   Bank overdrafts                                                         (785)      1,239        --
   Cash dividends                                                        (4,878)     (4,810)     (4,737)
   Proceeds from short-term loan                                          2,000        --          --
   Proceeds from issuance of stock                                           16        --          --
                                                                       --------    --------    --------
           Net cash provided by (used for) financing activities          59,317      13,580      (6,217)
                                                                       --------    --------    --------

Effect of exchange rate changes                                              (7)     (1,563)        352
Net increase in cash and cash equivalents                                 6,871       1,542         712
Cash and cash equivalents at beginning of period                          1,409       1,430         366
                                                                       --------    --------    --------
Cash and cash equivalents at end of period                             $  8,273       1,409       1,430
                                                                       ========    ========    ========

See accompanying notes to consolidated financial statements.

                                    NN, Inc.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                      (In thousands, except per share data)


(1)   Summary of Significant Accounting Policies and Practices

(a)     Description of Business

           NN, Inc. (the "Company") is a manufacturer of precision balls, rollers, and plastic injection molded products. The Company's balls and rollers are used primarily in the domestic and international anti-friction bearing industry. The Company's plastic injection molded products are used in the bearing, automotive, instrumentation, fiber optic, and consumer hardware industries. The ball and roller segment comprises three manufacturing facilities located in the eastern United States. The Company's Euroball segment, which was acquired in July 2000 (see note 2) comprises manufacturing facilities located in Kilkenny, Ireland, Eltman, Germany, and Pinerolo, Italy. All of the facilities in the Euroball segment are engaged in the production of precision balls and rollers. The plastic injection molding segment, which was acquired in July 1999, (See note 2) has a manufacturing facility located in Texas. All of the Company's segments sell to foreign and domestic customers.

      (b)  Cash and Cash Equivalents

           The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

      (c)  Inventories

           Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

      (d)  Property, Plant and Equipment

           Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When a major property item is retired, its cost and related accumulated depreciation or amortization are removed from the property accounts and any gain or loss is recorded in income or expense, respectively. The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In management's opinion, no material impairment exists at December 31, 2000 or 1999.

           Depreciation is provided principally on the straight-line method over the estimated useful lives of the depreciable assets for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes.


                                                                     (Continued)

                                    NN, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)


      (e)  Revenue Recognition

           The Company generally recognizes a sale when goods are shipped and ownership is assumed by the customer. The Company has an inventory management program for certain major ball and roller customers whereby sales are recognized when products are used by the customer from consigned stock, rather than at the time of shipment. Inventory on consignment at December 31, 2000 and 1999 was approximately $4,083 and $2,766, respectively.

      (f)  Income Taxes

           Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (g)  Net Income Per Common Share

           Basic earnings per share reflect reported earnings divided by the weighted average number of common shares outstanding. Diluted earnings per share include the effect of dilutive stock options outstanding during the year.

      (h)  Stock Incentive Plan

           The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards
           Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25)" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based
           Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

                                                                     (Continued)

                                    NN, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)


      (i)  Principles of Consolidation

           The Company's consolidated financial statements include the accounts of NN, Inc. and subsidiaries in which the Company owns more than 50%. Unconsolidated subsidiaries and investments where ownership is between 20% and 50% are accounted for under the equity method. All significant intercompany profits, transactions, and balances have been eliminated in consolidation. The ownership interests of other shareholders in companies that are more than 50% owned, but less than 100% owned, are reflected as minority interests.
           Minority interest represents the minority shareholders of NN Euroball ApS and the minority shareholder of NN Mexico, LLC.

      (j)  Foreign Currency Translation

           Assets and liabilities of the Company's foreign subsidiary are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of other comprehensive income.

      (k)  Goodwill

           Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is meansred based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

     (l)   Impairment of Long-Lived Assets and Long-Lived Assets to Be
           Disposed Of

           The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."
           This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                                                                     (Continued)

                                    NN, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)



      (m)  Use of estimates in the preparation of financial statements.

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

      (n)  Recently Issued Accounting Standards

           In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000, which for the Company will be effective January 1, 2001. The adoption of this standard by the Company is not expected to result in significant adjustments to existing accounting practices as the Company does not currently hold any derivative financial instruments or participate in speculative activities.

      (o)  Reclassifications

           Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation.

(2)   Acquisitions

      Effective July 31, 2000, the Company completed its Euroball transaction. Completion of the transaction required the Company to start a majority owned stand-alone company in Europe, NN Euroball ApS, for the manufacture and sale of precision steel balls used for ball bearings and other products. The Company owns 54% of the shares of NN Euroball, ApS, AB SKF (SKF), a Swedish Company, and FAG Kugelfischer Georg Schager AG (FAG), a German Company, own 23% each. NN Euroball ApS subsequently acquired the steel ball manufacturing facilities located in Pinerolo, Italy (previously owned by SKF), Eltman, Germany (previously owned by FAG) and Kilkenny, Ireland (previously owned by the Company). NN Euroball ApS paid approximately $57,788 for the net assets acquired from SKF and FAG. The acquisitions of the Pinerolo, Italy and Eltmann, Germany ball manufacturing facilities have been accounted for by the purchase method of accounting and, accordingly, the results of operations of Euroball have been included in the Company's consolidated financial statements from July 31, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired of $15,507 has been recorded as goodwill and is being amortized on a straight-line basis over twenty years.


                                                                     (Continued)

                                    NN, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)



      Under the terms of a Shareholder Agreement between the Company, SKF and FAG, at any time after December 31, 2002, SKF and FAG can require the Company to purchase their shares of NN Euroball ApS. The purchase price of the shares is to be calculated using a purchase price formula specified in the Shareholder Agreement.

      The following unaudited pro forma summary presents the financial information as if the Company's Euroball transaction had occurred on January 1, 2000 and 1999. The 1999 unaudited proforma amounts also include financial information as if the Company's acquisition of IMC had occurred on January 1, 1999. These proforma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2000 and 1999, nor is it indicative of future results.

                                                                  (Unaudited)     (Unaudited)
                                                                 December 31,     December 31,
                                                                     2000             1999
                                                                ---------------- ---------------

      Net sales                                               $      213,891          187,616
      Net income                                                      15,220            7,230
      Basic earnings per share                                          1.00             0.48
      Diluted earnings per share                                        0.98             0.48

      Effective July 4, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Earsley Capital Corporation, a Nevada corporation and successor to and formerly known as Industrial Molding Corporation ("IMC"). IMC, located in Lubbock, Texas, operates as a premier full-service designer and manufacturer of precision plastic injection molded components. The Company paid consideration of approximately $30,000, consisting of $27,500 in cash and 440 shares of its common stock, for the net assets acquired from IMC. The Company has accounted for the IMC acquisition using the purchase method of accounting and, accordingly, the results of operations of IMC have been included in the Company's consolidated financial statements from July 4, 1999. The excess of the purchase price over the fair value of the net identifiable assets acquired of $13,200 has been recorded as goodwill, which is being amortized, on a straight-line basis over twenty years.

      The following unaudited pro forma summary presents the financial information as if the Company's acquisition of IMC had occurred on January 1, 1999 and 1998. These unaudited proforma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 1999 and 1998, nor is it indicative of future results.

                                                                  (Unaudited)       (Unaudited)
                                                                  December 31,     December 31,
                                                                      1999             1998
                                                                ----------------- ----------------
      Net sales                                               $        101,562         101,135
      Net income                                                         7,558           6,637
      Basic earnings per share                                            0.50            0.44
      Dilutive earnings per share                                         0.50            0.44

                                                                     (Continued)

                                    NN, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)


(3)   Investments in Affiliated Companies

      Investments in affiliated companies consist of 50% of the member interest of NN General, LLC and 33% of the member interest of NNA, LLC.

      NN General, LLC was formed in March 2000 between the Company and General Bearing Corporation. NN General, LLC owns 60% of the Jiangsu General Ball and Roller, Company, Ltd., a Chinese precision ball and roller manufacturer located in Rugao City, Jiangsu, Province, China. The Company's investment in NN General, LLC includes $215 of member equity and a note receivable of $3,440 at December 31, 2000 which are included in other non-current assets in the accompanying consolidated balance sheet. The note receivable bears interest at variable rates (6.24% at December 31, 2000) and is due December 31, 2020. Accrued interest income on this note is $159 at December 31, 2000 and is included in other current assets in the accompanying consolidated balance sheet.

      NNA, LLC was formed in March 2000 and is a marketing company designed to promote the products of NN General, LLC. NNA, LLC is owned equally by the Company, General Bearing Corporation and the 40% owner of the Jiangsu General Ball and Roller Company, Ltd. The Company's investment in NNA, LLC at December 31, 2000 is comprised of $189 of advances for operating expenses and is included in accounts receivable, net in the accompanying consolidated balance sheet.

      Summarized combined unaudited financial information for the investee companies as of and for the year ended December 31, 2000 is as follows.

                                                                       2000
                                                                  -----------
      Assets                                                   $       6,634
      Liabilities                                                      6,419
                                                                  -----------
           Net participants' equity                            $         215
                                                                  ===========
      Revenues                                                 $       7,939
                                                                  ===========
      Net Income                                               $          16
                                                                  ===========

(4)   Accounts Receivable

                                                                       December 31,
                                                                    2000          1999
                                                                ---------------------------
      Trade                                                   $      29,028       18,918
      Employees                                                          --           55
      Other                                                           1,297          116
                                                                ---------------------------
                                                                     30,325       19,089
      Less - Allowance for doubtful accounts                            776          906
                                                                ---------------------------
                                                              $      29,549       18,183
                                                                ===========================

Allowance for doubtful accounts is as follows:

December 31, 1998
Allowance for doubtful accounts    $     315           271             -              586
                                         ===           ===            ===             ===

December 31, 1999
Allowance for doubtful accounts    $     586           320             -              906
                                         ===           ===            ===             ===
December 31, 2000
Allowance for doubtful accounts    $     906            -             130             776
                                         ===           ===            ===             ===
---------------------------------


(1) Deductions represent amounts written off.
                                                                    (Continued)

                                    NN, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)


(5)   Inventories

                                                                       December 31,
                                                                    2000          1999
                                                                ----------------------------
      Raw materials                                           $       4,431         3,131
      Work in process                                                 5,265         2,585
      Finished goods                                                 14,106         7,466
      Less - Inventory reserve                                           60            60
                                                                ----------------------------
                                                              $      23,742        13,122
                                                                ============================

(6)   Property, Plant and Equipment

                                                  Estimated            December 31,
                                                 Useful Life        2000           1999
                                                 -------------  -------------- -------------
      Land                                                    $        2,202          841
      Buildings and improvements                 10-25 years          26,463       13,436
      Machinery and equipment                     3-10 years          92,810       58,208
      Construction in process                                          6,138        1,813
                                                                -------------- -------------
                                                                     127,613       74,298
      Less - accumulated depreciation                                 35,920       30,846
                                                                -------------- -------------
                                                              $       91,693       43,452
                                                                ============== =============

(7)   Debt

      (a) Short Term

          At December 31, 2000, the Company had outstanding $2,000 of unsecured notes payable to banks bearing interest at 7.29%. The notes were repaid subsequent to December 31, 2000.

                                                                     (Continued)

                                    NN, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)


      (b)  Long-Term

           Long-term debt at December 31, 2000 and 1999 consists of the following:

                                                                        2000            1999
                                                                  --------------  --------------
Borrowings under a revolving credit facility
  bearing interest at variable rates (7.29%
  at December 31, 2000) due July 25, 2003                               $24,698    17,151

Borrowings under a Euro revolving credit facility bearing interest at variable rates (6.63% at December 31, 2000) due
  July 15, 2006                                                             942      --

Euro term loans bearing interest at variable rates (6.63% at December
  31, 2000) payable in quarterly installments of $1,885 beginning
  April 15, 2002 through July 15, 2006                                   24,875      --
                                                                        -------   -------

     Total long-term debt                                                50,515    17,151

     Less current installments                                             --        --
                                                                        -------   -------

     Long-term debt, excluding current installments                     $50,515    17,151
                                                                        =======   =======

            The Company has a revolving line of credit with AmSouth Bank under which the Company can borrow up to $25,000. Outstanding borrowings bear interest at the rate of LIBOR plus 0.65% or the Federal Funds effective rate plus 1.5%, at the Company's option. The revolving line of credit is unsecured and all outstanding amounts are due July 25, 2003. In February 2001, the Company extended and restated the revolving credit facility to increase the facility to $50,000. The Company borrowed $23,000 under the facility to finance the acquisition of Delta Rubber Company (see note 17). Amounts outstanding under the amended revolving credit facility are unsecured and bear interest at LIBOR plus an applicable margin of between 0.65% and 2.15% based upon financial ratios. The line of credit agreement contains restrictive covenants, which specify, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain working capital requirements. The Company was in compliance with such covenants at December 31, 2000.

                                                                     (Continued)

                                    NN, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)


            In connection with the Euroball transaction (see note 2) the Company and NN Euroball ApS, entered into a Facility Agreement with a bank to provide up to Euro 36,000 ($33,941) in Term Loans and Euro 5,000 ($4,714) in revolving credit loans. The Company borrowed Euro 30,500 ($28,755) under the term loan facility and Euro 1,000 ($943) under the revolving credit facility. Amounts outstanding under the Facility Agreement are secured by inventory and accounts receivable and bear interest at EURIBOR plus an applicable margin between 1.75% and 2.25% based upon financial ratios. The shareholders of NN Euroball Aps have provided guarantees for the Facility Agreement. The Facility Agreement contains restrictive covenants, which specify, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain financial ratios. The Company was in compliance with such covenants at December 31, 2000.

          The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2000 are as follows:

            2001                                 $       --
            2002                                        5,655
            2003                                       32,237
            2004                                        7,539
            2005                                        4,142
            Thereafter                                    942
                                                  -------------
                                                 $     50,515
                                                  =============

      Interest paid during 2000, 1999 and 1998 was $1,917, $519 and $64, respectively.

(8)   Employee Benefit Plans

      The Company has two defined contribution 401(k) profit sharing plans covering substantially all employees of the ball and roller and plastics segments. The plan in place for the ball and roller segment covers all employees who have one year of service, have attained age twenty-one and have elected to participate in the plan. A participant may elect to contribute from 1% to 20% of his or her compensation to the Plan, subject to a maximum deferral set forth in the Internal Revenue Code. The Company provides a dollar for dollar matching contribution up to $500 per participant. The employer matching contribution is fully vested at all times. The contributions by the Company for the ball and roller division plan were $106, $120 and $141 in 2000, 1999 and 1998.

      The plan in place for the plastics segment covers all employees who have completed six months of service and have elected to participate in the plan. A participant may elect to contribute from 1% to 15% of his or her compensation to the plan, subject to a maximum deferral set forth in the Internal Revenue Code. The Company matches twenty-five percent of the first six percent of each employee's contribution to the plan and provides for a discretionary contribution at the end of each plan year. The contributions by the Company for the plastics segment plan since acquisition in July 1999 were $70 in 2000 and $196 in 1999.

                                                                     (Continued)

                                    NN, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)



      The Company has a defined benefit pension plan covering its Eltman, Germany facility employees (a Euroball division). The benefits are based on the expected years of service including the rate of compensation increase. The plan is unfunded.

        Following is a summary of the changes in the projected benefit obligation for the defined benefit pension plan during 2000:

                                                                       2000
                                                                  ------------
     Change in projected benefit obligation:
       Benefit obligation at July 1, 2000                        $     1,886
       Service cost                                                       33
       Interest cost                                                      62
       Actuarial loss                                                    152
                                                                   ------------
       Benefit obligation at end of the year                     $     2,133
                                                                   ============

                                                                       2000
                                                                  -------------
      Weighted-average assumptions as of December 31:
       Discount rate                                                  6.0%
       Rate of compensation increase                                  2.0%


                                                                       2000
                                                                    -----------

     Components of net periodic benefit cost:
       Service cost                                              $        33
       Interest cost on projected benefit obligation                      62
                                                                    -----------
       Net periodic pension cost                                 $        95
                                                                    ===========

(9)   Stock Incentive Plan

      Effective March 2, 1994, the Company adopted the NN, Inc. Stock Incentive Plan under which 1,125 shares of the Common Stock were reserved for issuance to officers and key employees of the Company. During 1999, the plan was amended to increase the number of shares available for issuance pursuant to awards made under the plan from 1,125 to 1,625. Awards or grants under the plan may be made in the form of incentive and nonqualified stock options, stock appreciation rights and restricted stock. The stock options and stock appreciation rights must be issued with an exercise price not less than the fair market value of the Common Stock on the date of grant. The awards or grants under the plan may have various vesting and expiration periods as determined at the discretion of the committee administering the plan.



                                                                     (Continued)

                                    NN, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)




      A summary of the status of the Company's stock option plan as described above as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                          2000                   1999                    1998
                                 ---------------------------------------------- -----------------------
                                             Weighted-              Weighted-               Weighted-
                                              average                average                 average
                                             exercise               exercise                exercise
                                  Shares       price      Shares      price      Shares       price
                                 ---------- ----------------------------------- ---------- ------------
Outstanding at beginning of
year                                 1,049  $     8.53        548 $    11.53         461 $      11.86

Granted                                555        7.63        539       5.93          97        9.83

Exercised                               (2)       5.87          --          --        --           --

Forfeited                             (529)      10.95        (38)       12.28       (10)       10.44
                                 ----------             -----------             ----------

Outstanding at end of year           1,073        6.87      1,049         8.53       548        11.53
                                 ==========             ===========             ==========

Options exercisable at
year-end                               290        6.09        345        11.53       246        11.75

      The following table summarizes information about stock options outstanding at December 31, 2000:

                                    Options Outstanding               Options Exercisable
                          ---------------------------------------- ---------------------------
                                        Weighted-
                                          Average      Weighted-                    Weighted-
          Range of           Number      Remaining      Average        Number        Average
          Exercise         Outstanding  Contractual     Exercise     Exercisable    Exercise
           Prices         at 12/31/2000     Life         Price      at 12/31/2000     Price
                          ------------- ------------ ------------- -------------- ------------

        $5.63 - 7.63           1,062       9.2 years    $  6.84           284        $  5.98

        $9.75 - 11.50             11       7.3 years    $ 10.38             7        $ 10.77

                                                                     (Continued)

                                    NN, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)

     On December 7, 1998 the Company granted a total of 20 options to the members of its Board of Directors. These options carry an exercise price equal to the market price on the date of issuance and vest equally over a period of five years, beginning one year from date of grant. The maximum term of these options is 10 years. On July 4, 1999 the Company granted an additional 20 options to the members of its Board of Directors. These options carry an exercise price equal to the market price on the date of issuance and vest six months from the date of grant. The maximum term of these options is 10 years.

     On August 4, 1998 the Company's Board of Directors authorized the repurchase of up to 740 shares of its Common Stock, equaling 5% of the Company's issued and outstanding shares as of August 4, 1998. The program may be extended or discontinued at any time, and there is no assurance that the Company will purchase any or all of the full amount authorized. The Company has not repurchased any shares under this program through December 31, 2000.

     All options granted in the period January 1, 2000 through December 31, 2000, except those granted to the Company's Board of Directors as described above, vest ratably over periods ranging from six months to five years, beginning one year from date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. All options granted in the period January 1, 1995 through December 31, 1998, except those granted to the Company's Board of Directors as described above, vest 20% annually beginning one year from date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. Certain options granted in July, 1999 were deemed to be repriced options under the applicable accounting requirements. These options which were fully vested as of the effective date of FIN 44 are treated under variable accounting. Accordingly, compensation expense will be recognized to the extent the market price of the Company's stock exceeds $10.50 compensation expense will be recognized.

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 encourages but does not require a fair value based method of accounting for stock compensation plans. the Company has elected to continue accounting for its stock compensation plan using the intrinsic value based method and, accordingly, has not recorded compensation expense for each of the three years ended December 31, 2000. Had compensation cost for the Company's stock compensation plan been determined based on the fair value at the option grant dates, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                              Year ended December 31,
                                                           2000         1999        1998
                                                       --------------------------------------

      Net income                  As reported (000's) $    9,987          7,759       7,656
                                  Proforma (000's)         9,649          7,462       7,360

      Earnings per share          As reported         $     0.66           0.52        0.52
                                  Proforma                  0.63           0.50        0.50

      Earnings per
      share-assuming              As reported         $     0.64           0.52        0.52
      dilution                    Proforma                  0.62           0.50        0.50

                                                                     (Continued)

                                    NN, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)



      The fair value of each option grant was estimated on actual information available through December 31, 2000, 1999 and 1998 using the Black Scholes option-pricing model with the following assumptions:

      Term                       One year after each vesting date Risk
      free interest rate         5.1%, 6.5% and 4.7% for 2000, 1999 and 1998,
                                 Respectively
      Dividend yield             3.65%, 4.4% and 5.4% annually for 2000, 1999
                                 and 1998, respectively
      Volatility                 28%, 39% and 32% for 2000, 1999 and 1998,
                                 Respectively

(10)  Segment Information

      The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective with its December 31, 1998 reporting and identified its reportable segments based upon the geographic location of its business units. During 2000, the Company's reportable segments are based on differences in product lines and geographic locations and are divided between balls and rollers, Euroball and plastics. The ball and roller segment comprises three manufacturing facilities in the eastern United States. The Euroball segment acquired in July 2000, comprises manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany and Pinerolo, Italy. All of the facilities in the ball and roller and Euroball segments are engaged in the production of precision balls and rollers used primarily in the bearing industry. The plastics segment is concentrated in one facility located in Lubbock, Texas which represents the IMC business acquired in July 1999. This facility is engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, fiber optic and consumer hardware markets.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company accounts for intersegment sales and transfers at current market prices; however, the Company did not have any material intersegment transactions during 2000, 1999 or 1998.

                                  December 31,                December 31,           December 31,
                                      2000                        1999                   1998
                        --------------------------------- ---------------------- ----------------------
                        Balls and                         Balls and              Balls and
                         Rollers    Euroball   Plastics    Rollers    Plastics    Rollers    Plastics
                        ---------- ---------- ----------- ----------- ---------- ---------- -----------
Net sales             $   67,637     33,988      30,504      67,736     17,558     73,006           --
Interest expense             385        622         766           --       523         64           --
Depreciation and
  amortization             4,796      2,123       2,246       4,932      1,199      4,557           --
Segment profit             8,314        775         898      11,109        710     12,136           --
Segment assets            62,574     91,392      33,842      58,557     31,811     66,860           --
Expenditures for long-
  lived assets             9,319      3,737       4,854       1,723        671      5,758           --

                                                                     (Continued)

                                    NN, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)



      Sales to external customers and long-lived assets utilized by the Company were concentrated in the following geographical regions:

                             December 31,              December 31,              December 31,
                                 2000                      1999                      1998
                       -------------------------- ------------------------ -------------------------
                                     Long-lived               Long-lived                Long-lived
                          Sales        assets       Sales       assets        Sales       assets
                       ----------- -------------- --------- -------------- ------------ ------------

  United States      $     62,094       44,137       52,907       36,842       39,331       30,723

  Europe                   46,697       46,216       21,064        6,610       23,843        7,566

  Canada                    6,449           --        5,918            --       4,163            --

  Latin/South America       6,100        1,340        2,903            --       2,762            --

  Other export             10,789           --        2,502            --       2,907            --
                       ----------- -------------- --------- -------------- ------------ ------------

  Total              $    132,129       91,693       85,294       43,452       73,006       38,289
                       =========== ============== ========== ============= ============ ============

      Two customers comprised 49%, 46% and 48% of ball and roller sales during the years ended December 31, 2000, 1999, and 1998, respectively. One customer comprised 20% and 35% of plastics sales for the years ended December 31, 2000 and 1999, respectively. The Company has a supply agreement at prevailing market prices with the major plastics customer to be the exclusive supplier of all manufactured product sold by the customer. This supply agreement is effective through October 31, 2004.

(11)  Income Taxes

      Income tax expense attributable to income from continuing operations consists of:

                                                             Year ended December 31,
                                                         2000         1999         1998
                                                      ----------- ------------ -------------
      Current
        U.S. Federal                               $       3,496         3,960       3,899
        State                                                452           469         432
        Non-U.S.                                             826            --          --
                                                      ------------- -------------- ---------
                                                           4,774         4,429       4,331
                                                      ------------- -------------- ---------

                                                                     (Continued)

                                    NN, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)


                                                             Year ended December 31,
                                                         2000         1999         1998
                                                      ----------- ------------ -------------
      Deferred
        U.S. Federal                                         496         (335)         115
        State                                                 63          (34)          34
        Non-U.S.                                             626           --           --
                                                      ------------- -------------- ---------

          Total deferred expense                           1,185         (369)         149
                                                      ------------- -------------- ---------

                                                   $       5,959        4,060        4,480
                                                      ============= ============== =========

      A reconciliation of taxes based on the U.S. federal statutory rate of 34%, 34% and 35% for the years ended December 31, 2000, 1999 and 1998, respectively, is summarized as follows:

                                                             Year ended December 31,
                                                        2000          1999          1998
                                                      ----------  -------------  ------------
      Income taxes at the federal statutory rate   $     5,646          4,006         4,247
      State income taxes, net of federal benefit           340            289           309
      Foreign sales corporation benefit, net of
      liability                                           (183)          (256)         (312)
      Non-US earnings taxed at different rates             337           (182)           44
      Other, net                                          (181)           203           192
                                                      ----------  -------------  ------------
                                                   $     5,959          4,060         4,480
                                                      ==========  =============  ============

      The tax effects of the temporary differences are as follows:

                                                                   Year ended December 31,
                                                                      2000          1999
                                                                  -------------  ------------
      Deferred income tax liability
        Tax in excess of book depreciation                      $      5,050          3,565
        Duty drawback receivable                                          69            161
        Goodwill                                                         210             41
        Other deferred tax liabilities                                   123             --
                                                                  -------------  ------------
        Gross deferred income tax liability                            5,452          3,767
                                                                  -------------  ------------
      Deferred income tax assets
        Inventories                                                      182            406
        Allowance for bad debts                                          279            332
        Vacation accrual                                                 287            216
        Health insurance accrual                                          83            122
        Other working capital accruals                                   230             80
                                                                  -------------  ------------
        Gross deferred income tax assets                               1,061          1,156
                                                                  -------------  ------------
        Net deferred income tax liability                       $      4,391          2,611
                                                                  =============  ============

                                                                     (Continued)

                                    NN, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)


      Deferred income tax expense differs from the change in the net deferred income tax liability due to the following:

                                                                        2000
                                                                   -------------
      Change in net deferred income tax liability               $       1,780
      Acquisition of deferred tax liability recorded
         under purchase accounting                                       (595)
                                                                   -------------
         Deferred income tax expense                            $       1,185
                                                                   =============

      Although realization of deferred tax assets is not assured, management believes that it is more likely than not that all of the deferred tax assets will be realized. However, the amount of the deferred tax assets considered realizable could be reduced based on changing conditions.

      The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries and non-U.S. corporate joint ventures. The Company expects to reinvest these undistributed earnings indefinitely and does not expect such earnings to become subject to U.S. taxation in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments. It is not practicable to determine the U.S. income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

      Income tax payments were approximately $5,207, $3,123 and $3,052 in 2000, 1999, 1998, respectively.

(12)  Reconciliation of Net Income Per Share

                                                            Years ended December 31,
                                                         2000         1999          1998
                                                     ------------ ------------- -------------
      Net income                                   $      9,987          7,759        7,656

      Weighted average shares outstanding                15,247         15,021       14,804
      Effective of dilutive stock options                   284             17          --
                                                     ------------- ------------ -------------
      Dilutive shares outstanding                        15,531         15,038       14,804

      Basic net income per share                   $       0.66            0.52        0.52

      Diluted net income per share                 $       0.64            0.52        0.52

      Excluded from the shares outstanding for the years ended December 31, 2000 and 1999 were 10 and 525 antidilutive options, respectively, which had exercise prices ranging from $9.75 to $11.50 and $6.38 to $15.50, respectively.

                                                                     (Continued)

                                    NN, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)



      The Company has declared a dividend of $0.32 per share in each of the years ending December 31, 2000, 1999 and 1998.

(13)  Commitments

      The Company has operating lease commitments for machinery and office equipment, which expire on varying dates. Rent expense for 2000, 1999, and 1998 was $767, $376 and $370, respectively. The following is a schedule by year of future minimum lease payments as of December 31, 2000 under operating leases that have initial or remaining noncancelable lease terms in excess of one year.

              Year ended
              December 31,
            -----------------
                  2001                                   $     1,253
                  2002                                         1,194
                  2003                                         1,055
                  2004                                           914
                  2005                                           913
               Thereafter                                         14
                                                            -----------
                    Total minimum lease payments         $     5,343
                                                            ===========

(14)  Quarterly Results of Operations (Unaudited):

      The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999.

                                                       Year ended December 31, 2000
                                                March 31      June 30    Sept. 30    Dec. 31
                                             -------------- ----------- ----------- -----------

      Net sales                            $       28,002       25,643      37,075    41,409
      Gross profit                                  7,656        7,678      10,972    11,898
      Net income                                    2,110        2,242       2,443     3,192
      Basic net income per share                     0.14         0.15        0.16       0.21
      Dilutive net income per share                  0.14         0.15        0.16       0.21
      Weighted average shares outstanding:
        Basic number of shares                     15,244       15,244      15,245    15,247
        Effect of dilutive stock options              214          192         179       235
                                             --------------- ----------- ----------- ----------
        Diluted number of shares                   15,458       15,436      15,424    15,482
                                             =============== ============ ========== ==========

                                                                     (Continued)

                                    NN, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)



                                                         Year ended December 31, 1999
                                                   March 31   June 30    Sept. 30     Dec. 31
                                             --------------- --------- ------------ ------------
      Net sales                            $         17,912      17,475      25,601      24,306
      Gross profit                                    5,389       4,884       7,312       7,742
      Net income                                      1,962       1,715       1,944       2,138
      Basic net income per share                       0.13        0.12        0.13         .14
      Dilutive net income per share                    0.13        0.12        0.13         .14
      Weighed average shares outstanding;
        Basic number of shares                       14,804      14,804      15,244      15,244
        Effect of dilutive stock options                 --           4          73          66
                                             --------------- ----------- ----------- ----------
        Diluted number of shares                     14,804      14,808      15,317      15,310
                                             =============== =========== =========== ===========

                                                                     (Continued)

                                    NN, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)


(15)  Fair Value of Financial Instruments

      Management believes the fair value of financial instruments approximate their carrying value due to the short maturity of these instruments or in the case of the Company's debt, due to the variable interest rates. The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999:

                                               2000                              1999
                                    ---------------------------        -------------------------
                                      Carrying        Fair                Carrying       Fair
                                       Amount         Value                Amount       Value
                                    ------------- -------------        -------------- -----------
Financial assets:
  Cash and cash equivalents       $ 8,273              8,273              1,409           1,409
  Accounts receivable, net         29,549             29,549             18,183          18,183
  Other current assets              1,512              1,512                688             688
  Other non-current assets          6,712              6,712                735             735
Financial liabilities:
  Accounts payable and bank
   overdraft                       17,337             17,337              5,343           5,343
  Accrued expenses and other
   payables                         9,708              9,708              5,135           5,135
    Short-term loan                 2,000              2,000               --              --
    Long-term debt                 52,515             52,515             17,151          17,151


                                                                     (Continued)

                                    NN, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                     (In thousands, except per share data)

(16)  Fire

      On March 12, 2000, a fire damaged a portion of the Company's manufacturing plant in Erwin, Tennessee. The fire was contained to approximately
      30% of the productions area and did not result in serious injury to any employee. Effected production was shifted to the Company's other facilities as possible as well as the use of other suppliers to protect product supply to customers. Insurance coverage for the loss provides for reimbursement of the replacement value of property and equipment damaged in the fire. At December 31, 2000 the Company is in the process of settling the insurance claim. For the year ended December 31, 2000, the net gain on involuntary conversion of $728 represents insurance proceeds received in excess of costs incurred to date.

(17)  Subsequent Event

      On February 16, 2001, the Company completed the acquisition of all of the outstanding stock of The Delta Rubber Company, a Connecticut corporation ("Delta"). Delta provides high quality engineered bearing seals and other precision-molded rubber products to original equipment manufacturers. NN plans to continue the operation of the Delta business, which consists of one manufacturing facility located in Danielson, Connecticut.

      NN acquired Delta by purchasing the outstanding stock from Delta's shareholders for $22,500 in cash, of which $500 is to be held in escrow for one year from the date of closing. The purchase price was based on Delta' existing base, financial performance and the expectation that Delta's products and customers will compliment the Company's existing businesses.

(18)  Related Party Transactions

      The minority shareholders of NN Euroball ApS, SKF and FAG, are significant customers of the Company. For the year ended December 31, 2000, sales to SKF and FAG amounted to $64,064. At December 31, 2000, accounts receivable from SKF and FAG amounted to $4,983.

      In connection with the Euroball transaction described in note 2, SKF and FAG provided administrative services to NN Euroball ApS. Charges for these services amounted to approximately $1,150 from the transaction date to December 31, 2000. At December 31, 2000, amounts payable to SKF and FAG amounted to $1,762.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On November 27, 2000, the Company retained the services of KPMG LLP as its principle accountants to audit the Company's consolidated financial statements, replacing PricewaterhouseCoopers LLP. The decision to retain KPMG LLP was based upon a reevaluation by the Company of its current professional relationships and was approved by the Company's Board of Directors at the recommendation of the Company's Audit Committee.

        During the Company's two most recent fiscal years and through November 27, 2000, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. PricewaterhouseCoopers LLP reports on the financial statements of the Company for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    Part III

Item 10        Directors and Executive Officers of the Registrant

        Directors. The information required by Item 401 of Regulation S-K concerning the Company's directors is contained in the section entitled "Election of Directors -- Information about the Directors" of the Company's definitive Proxy Statement (to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

Item 13         Related Party Relationships

        The information required by Item 404 of Regulation S-K is contained in the section entitled "Compensation Committee Interlocks and Insider Participation" of the Company's definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

                                    Part IV

Item 14 Exhibits Financial Statement Schedules, and Reports on Form 8-K

(a)1.   Financial Statements

        The financial statements of the Company filed as part of this Annual Report on Form 10-K begin on the following pages hereof:

                                                                                      Page
                                                                                      ----

        Report of Independent Accountants for the year ended December 31, 2000         20

        Report of Independent Accountants for the year ended December 31, 1999 and
        December 31, 1998                                                              21

        Balance Sheets at December 31, 2000 and 1999                                   22

        Statements of Income and Comprehensive Income for the Three Years ended
        December 31, 2000.                                                             23

        Statements of Changes in Stockholders' Equity for the Three Years
        Ended December 31, 2000                                                        24

        Statements of Cash Flows for the Three Years Ended December 31, 2000           25

        Notes to Financial Statements                                                  26

(a)2.   Exhibits Required by Item 601 of Regulation S-K

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

      10.11 Loan Agreement, dated as of July 25, 1997, between the Company and
            First American National Bank (incorporated by reference to Exhibit
            10.13 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

      10.12* Employment Agreement, dated August 1, 1997, between the Company and
            Roderick R. Baty (incorporated by reference to Exhibit 10.14 of the
            Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

      10.13* Employment Agreement, dated May 7, 1998, between the Company and
            Frank T. Gentry.

      10.14* Form of Stock Option Agreement, dated December 7, 1998, between the
            Company and the non-employee directors of the Company (incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-K for the fiscal year ended December 31, 1999).

      10.15* Elective Deferred Compensation Plan, dated February 26, 1999
            (incorporated by reference to Exhibit 10.16 of the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1999).

      23.1  Consent of PricewaterhouseCoopers LLP (filed herewith).

      23.2  Consent of KPMG LLP (filed herewith).

--------------------
*       Management contract or compensatory plan or arrangement.

      (b)   Reports on Form 8-K

            The Company filed a Form 8-K on October 16, 2000 which included further details of the transaction entered into with FAG Kugelfischer Georg Schafer AG and AB SKF to form a new Danish holding company, NN Euroball ApS.

            The Company filed a Form 8-K on November 3, 2000 announcing its third quarter 2000 results.

            The Company filed a Form 8-K on December 4, 2000 announcing that the Company had retained the services of KPMG LLP replacing PricewaterhouseCoopers LLP as independent auditors.

      (c) Exhibits See Index to Exhibits (attached hereto). The Company will provide without charge to any person, upon the written request of such person, a copy of any of the Exhibits to this Form 10-K.


                                                                     (Continued)

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            By:    /S/ RICHARD D. ENNEN
                                                   Richard D. Ennen
                                                   Chairman and Director

                                                   Dated:  March 29, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



           Name and Signature                           Title                     Date
           ------------------                           -----                     ----

          /S/ RICHARD D. ENNEN             Chairman and Director              March 29, 2001
-----------------------------------------
            Richard D. Ennen



          /S/ RODERICK R. BATY             President, Chief Executive         March 29, 2001
-----------------------------------------   Officer and Director
            Roderick R. Baty                (Principal Executive Officer)



       /S/ WILLIAM C. KELLY, JR.           Treasurer, Secretary and Chief    March 29, 2001
-----------------------------------------   Accounting Officer (Principle
         William C. Kelly, Jr.              Accounting Officer)




          /S/ DAVID L. DYCKMAN             Vice President - Business         March 29, 2001
-----------------------------------------   Development and Chief
            David L. Dyckman                Financial Officer (Principal
                                            Financial Officer)


          /S/ MICHAEL D. HUFF              Director                           March 29, 2001
-----------------------------------------
            Michael D. Huff


          /S/ G. RONALD MORRIS             Director                           March 29, 2001
-----------------------------------------
            G. Ronald Morris


         /S/ MICHAEL E. WERNER             Director                           March 29, 2001
-----------------------------------------
           Michael E. Werner


         /S/ STEVEN T. WARSHAW             Director                           March 29, 2001
-----------------------------------------
           Steven T. Warshaw


          /S/ JAMES L. EARSLEY             Director                           March 29, 2001
-----------------------------------------
            James L. Earsley

                                Index to Exhibits



23.1    Consent of PricewaterhouseCoopers LLP

23.2    Consent of KPMG LLP