Form 10-K/A
period 2000-12-31
NN INC
filed 2001-04-16
CIK 918541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

        On July 4, 1999, the Company, through a series of wholly owned subsidiary entities, acquired substantially all of the assets of Earsley Capital Corporation, formerly known as Industrial Molding Corporation ("IMC"). The Company currently operates the IMC business through these subsidiary entities under the name Industrial Molding Corporation. Formed in 1947, IMC provides full-service design and manufacture of plastic injection molded components to the bearing, automotive, electronic, leisure and consumer markets with an emphasis on value-added products that take advantage of its capabilities in product development, tool design and tight tolerance molding processes. IMC operates two manufacturing facilities in Lubbock, Texas.

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

        On August 31, 2000 the Company acquired a 51% ownership interest in NN Mexico, LLC ("NN Mexico"), a Delaware limited liability company. NN Mexico holds as its sole investment a 100% ownership interest in NN Arte, a manufacturer of plastic components located in Guadalajara, Mexico. To acquire its 51% ownership of NN Mexico, the Company made an initial contribution of $879,000, an additional contribution of

$671,000, and is obligated to provide additional funding of $600,000 payable upon certain performance conditions at NN Arte. At December 31, 2000, NN Arte had not commenced operations.

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

        The following table presents a breakdown of the Company's net sales for fiscal years 1998 through 2000:

                                      2000       1999      1998
     (In Thousands)

     Domestic Ball and Roller
          Division                  $67,637   $67,736    $73,006
                                      51.2%     79.4%       100%

     Euroball Division               33,988        --         --
                                      25.7%        --         --

     Plastics Division               30,504    17,558         --
                                      23.1%     20.6%         --

     Total                         $132,129  $ 85,294   $ 73,006
                                  ========== ========= ==========
                                       100%      100%       100%
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


                                                         Year Ended December 31,
                                                         -----------------------
                                            2000       1999        1998       1997        1996
                                            ----       ----        ----       ----        ----
                                                  (In Thousands, Except Per Share Data)
Statement of Income Data:
Net Sales                                 $132,129    $85,294     $73,006    $75,252     $84,539
Cost of products sold                       93,926     59,967      50,353     51,707      56,695
                                          ---------   --------    --------   --------    --------
Gross profit                                38,203     25,327      22,653     23,545      27,844
Selling, general and administrative
expenses                                    11,571      6,854       5,896      5,518       4,890
Depreciation and amortization                9,165      6,131       4,557      4,106       3,358
                                          ---------   --------    --------   --------    --------
Income from operations                      17,467     12,342      12,200     13,921      19,596
Interest expense                             1,773        523          64         29         296
Equity in earnings of unconsolidated
affiliate                                     (48)         --          --         --          --
Gain on involuntary conversion               (728)         --          --         --          --
Other income                                 (136)         --          --         --          --
                                          ---------   --------    --------   --------    --------
Income before provision for income          16,606     11,819      12,136     13,892      19,300
taxes
Provision for income taxes                   5,959      4,060       4,480      5,382       6,835
Minority interest in income of
consolidated subsidiary                        660         --          --         --          --
                                          ---------   --------    --------   --------    --------
Net Income                                  $9,987     $7,759      $7,656     $8,510     $12,465
                                          =========   ========    ========   ========    ========
Basic income per share:                     $ 0.66    $  0.52     $  0.52    $  0.57     $  0.83
                                          =========   ========    ========   ========    ========
Diluted income per share                    $ 0.64    $  0.52     $  0.52    $  0.57     $  0.83
                                          =========   ========    ========   ========    ========
Operating income per share                  $ 1.15      $0.81     $  0.82    $  0.94      $ 1.30
                                          =========   ========    ========   ========    ========
Dividends declared                          $ 0.32    $  0.32     $  0.32    $  0.32     $  0.32
                                          =========   ========    ========   ========    ========
Weighted average number of shares           15,247     15,021      14,804     14,804      15,042
   Outstanding - Basic                    =========   ========    ========   ========    ========

         Balance Sheet Data:                         2000       1999        1998        1997        1996
                                                     ----       ----        ----        ----        ----
         Current assets                             $64,038    $34,397     $28,571     $26,185     $26,727
         Current liabilities                         35,859     10,478       7,638       7,471       8,374
         Total assets                               187,808     91,363      66,860      63,273      59,292
         Long-term debt                              50,515     17,151           0           0           0
         Stockholders' equity                        65,246     60,128      56,242      52,971      48,710


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

        On August 31, 2000 the Company acquired a 51% ownership interest in NN Mexico, LLC ("NN Mexico"), a Delaware limited liability company. NN Mexico holds as its sole investment a 100% ownership interest in NN Arte, a manufacturer of plastic components located in Guadalajara, Mexico. To acquire its 51% ownership of NN Mexico, the Company made an initial contribution of $879,000, an additional contribution of $671,000, and is obligated to provide additional funding of $600,000 payable upon certain performance conditions at NN Arte. The Company is required to consolidate NN Mexico due to its ability to exercise control over NN Arte's operations and has accounted for this acquisition using the purchase method of accounting. At December 31, 2000, NN Arte had not commenced operations.

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
                                                ========    ========    ========

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

        Net Sales. The Company's net sales increased $46.8 million or 54.9%, from $85.3 million in 1999 to $132.1 million in 2000. The formation of Euroball in August of 2000 contributed $30.4 million of the increase, excluding the third and fourth quarter sales of the Ireland facility, which were consolidated into the results of the Company prior to the formation of Euroball. Additionally the inclusion of a full year of IMC's net sales contributed $12.9 million. The Company acquired IMC on July 4, 1999, thus six months of IMC's results were included in the Company's 1999 results. The remainder of the increase is due to increased ball and roller sales in the first half of the year, offset by slowing domestic demand for balls and rollers in the second half of the year. The Company experienced decreased sales in the second half of the year for the Plastics Division due primarily to decreased sales to one customer.

        Gross Profit. Gross profit increased by $12.9 million, or 50.8% from $25.3 million in 1999 to $38.2 million in 2000. Excluding the Ireland facility's third and fourth quarter gross profit, the Euroball joint venture accounted for $7.5 million of the increase. The inclusion of a full year of IMC's gross profit contributed an additional $4.0 million in gross profit. The remainder of the increase is primarily attributed to increased sales at the Domestic Ball and Roller Division. To a lesser degree, decreased costs as a percentage of sales at the Domestic Ball and Roller Division contributed to the increase in gross profit. This was due mainly to inventory builds during the fourth quarter of 2000. As a percentage of net sales, gross profit decreased from 29.7% in 1999 to 28.9% in 2000.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.7 million, or 68.8% from $6.9 million in 1999 to $11.6 million in 2000. The Euroball Division, excluding the Ireland facility, accounted for $2.4 million of the increase. The inclusion of a full year of IMC's results accounted for $1.6 million of the increase. The remainder of the increase is primarily attributed to increased administrative expenses associated with the Company's business development activity during the year. As a percentage of net sales, selling, general and administrative expenses increased from 8.0% in 1999 to 8.8% in 2000.

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

        Interest Expense. Interest expense increased by $1.3 million from $523,000 in 1999 to $1.8 million in 2000. Interest expense related to the debt incurred by Euroball to finance the joint venture transaction accounted for $622,000 of the increase. Additionally, the inclusion of a full year of interest expense related to the purchase of the IMC business accounted for approximately $500,000 of the increase. The remainder of the increase is due to increased expenditures associated with the Company's business development activity during 2000. Additionally, the timing of expenditures associated with the March 12, 2000 fire and the reimbursement of insurance proceeds has caused an increase in the levels outstanding under the Company's domestic line of credit. As a percentage of net sales, interest expense increased from 0.6% in 1999 to 1.3% in 2000. See "Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources."

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

Liquidity and Capital Resources

        In July 1997, the Company entered into a loan agreement with First American National Bank ("First American") which provides for a revolving credit facility of up to $25 million, expiring on June 30, 2000. In July 2000, the Company extended the terms of the loan agreement with First American to expire on October 30, 2001. Amounts outstanding under the revolving facility are unsecured and bear interest at a floating rate equal to, at the Company's option, either LIBOR plus 0.65% or the Fed Funds effective rate plus 1.5%. In August 2000, the Company entered into an agreement, which provided an additional $2 million of availability to the revolving credit facility through December 31, 2000. The loan agreement contains customary financial and operating restrictions on the Company, including covenants, restricting the Company, without First American's consent, from incurring additional indebtedness from, or pledging any of its assets to, other lenders and from disposing of a substantial portion of its assets. In addition, the Company is prohibited from declaring any dividend if a default exists under the revolving credit facility at the time of, or would occur as a result of, such declaration. The loan agreement also prohibits sales of property outside of the ordinary course of business. The loan agreement also contains customary financial covenants with respect to the Company, including a covenant that the Company's earnings will not decrease in any year by more than fifty percent of earnings in the Company's immediately preceding fiscal year. The Company extended and restated this facility in February 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - "Subsequent Events."

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

        Working capital, which consists principally of accounts receivable and inventories, was $28.2 million at December 31, 2000 as compared to $23.9 million at December 31, 1999. The ratio of current assets to current liabilities decreased from 3.3:1 at December 31, 1999 to 1.79:1 at December 31, 2000. Cash flow from operations increased to $25.8 million during 2000 from $17.8 million during 1999. This increase was primarily attributed to changes in working capital accounts due to Euroball joint venture transaction completed in August of 2000.

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

        In February of 2001, the Company extended and restated the $25 million revolving credit facility with AmSouth Bank to temporarily increase the facility to $50 million. The facility is planned to be reduced to $25 million on June 30, 2001 in anticipation of the Company structuring long-term financing arrangements for this amount. The original $25 million revolving credit facility will expire on July 25, 2003. In February 2001, the Company drew $23 million against the new line to finance the acquisition of Delta. Amounts outstanding under the amended revolving facility are unsecured and bear interest at a floating rate equal to LIBOR plus an applicable margin of between 0.65% and 2.15% based upon calculated financial ratios. The loan contains various restrictive financial and non-financial covenants. The Company, as of March 23, 2001, was in compliance with all such covenants.

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

Recently Issued Accounting Standards

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's 2001 reporting cycle. The adoption of this standard by the Company is not expected to result in significant adjustments to existing accounting practices as the Company does not currently hold any derivative financial instruments as of December 31, 2000.

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

        The Company's operating cash flows denominated in foreign currencies are exposed to changes in foreign exchange rates. Beginning in the 1997 fourth quarter, upon the commencement of production in its Kilkenny, Ireland facility, the Company began to bill and receive payment from some of its foreign customers in their own currency. To date, the Company has not been materially adversely affected by currency fluctuations of foreign exchange restrictions. However, to help reduce exposure to foreign currency fluctuations, management has implemented a foreign currency hedging program. The Company did not hold a position in any foreign currency instruments as of December 31, 2000.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements


Financial Statements                                                                Page

        Report of Independent Accountants for the year ended December 31, 2000......20

        Report of Independent Accountants for the years ended December 31, 1999 and December 31, 1998.......................................................21

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

        Notes to Consolidated Financial Statements................................. 26


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



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 4, 2000


                                    NN, INC.

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999
                            (In thousands, except per share data)

                                Assets                                       2000            1999
                                                                         -------------     ----------
Current assets:
  Cash and cash equivalents                                                    $8,273          1,409
  Accounts receivable, net                                                     29,549         18,183
  Inventories                                                                  23,742         13,122
  Other current assets                                                          1,512            688
  Net current deferred tax asset                                                  962            995
                                                                         -------------     ----------

                       Total current assets                                    64,038         34,397

Property, plant and equipment, net                                             91,693         43,452
Goodwill, net of accumulated amortization of
  $1,297 in 2000 and $325 in 1999                                              27,865         12,779
Other non-current assets                                                        4,212            735
                                                                         -------------     ----------

                       Total assets                                          $187,808         91,363
                                                                         =============     ==========
                       Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                            $16,883          4,104
  Bank overdraft                                                                  454          1,239
  Accrued salaries, wages and benefits                                          6,929            234
  Income taxes payable                                                          1,341          1,283
  Accrued pension                                                               2,133            ---
  Payable to affiliates                                                         1,762            ---
  Short-term loans                                                              2,000            ---
  Other liabilities                                                             4,357          3,618
                                                                         -------------     ----------

                       Total current liabilities                               35,859         10,478

Minority interest in consolidated subsidiaries                                 30,257            ---
Deferred income taxes                                                           5,353          3,606
Long-term debt                                                                 50,515         17,151
Other                                                                             578            ---
                                                                         -------------     ----------
                       Total liabilities                                      122,562         31,235
                                                                         -------------     ----------

Stockholders' equity:
  Common stock - $0.01 par value, authorized
  45,000 shares, issued and outstanding -
  15,247 shares in 2000 and 15,244 shares in 1999                                 153            153
  Additional paid-in capital                                                   30,414         30,398
  Retained earnings                                                            36,364         31,255
  Accumulated other comprehensive income (loss)                                (1,685)        (1,678)
                                                                         -------------     ----------

                       Total stockholder's equity                              65,246         60,128
                                                                         -------------     ----------
                       Total liabilities and stockholders' equity            $187,808         91,363
                                                                         =============     ==========

See accompanying notes to consolidated financial statements.




                                    NN, INC.

                  Consolidated Statements of Income and Comprehensive Income

                         Years Ended December 31, 2000, 1999 and 1998
                            (In thousands, except per share data)

                                                                   Years Ended December 31,
                                                                2000         1999          1998
                                                              ---------    ----------     -------
Net Sales                                                     $132,129        85,294      73,006
Cost of products sold                                           93,926        59,967      50,353
                                                              ---------    ----------    --------
                       Gross profit                             38,203        25,327      22,653

Selling, general, and administrative expense                    11,571         6,854       5,896
Depreciation and amortization                                    9,165         6,131       4,557
                                                              ---------    ----------    --------
                       Income from operations                   17,467        12,342      12,200

Interest expense                                                 1,773           523          64
Equity in earnings of unconsolidated affiliate                    (48)           ---         ---
Net gain on involuntary conversion                               (728)           ---         ---
Other income                                                     (136)           ---         ---
                                                              ---------    ----------    --------

Income before provision for income taxes                        16,606        11,819      12,136
Provision for income taxes                                       5,959         4,060       4,480
Minority interest in consolidated subsidiary                       660           ---         ---
                                                              ---------    ----------    --------
                       Net income                                9,987         7,759       7,656

Other comprehensive (loss) income:
    Foreign currency translation                                   (7)       (1,563)         352
                                                              ---------    ----------    --------
                       Other comprehensive (loss) income           (7)       (1,563)         352
                                                              ---------    ----------    --------
                       Comprehensive income                     $9,980         6,196       8,008
                                                              =========    ==========    ========
Basic net income per share                                       $0.66          0.52        0.52
                                                              =========    ==========    ========
Weighted average shares outstanding                             15,247        15,021      14,804
                                                              =========    ==========    ========
Diluted net income per share                                     $0.64          0.52        0.52
                                                              =========    ==========    ========
Weighted average shares outstanding                             15,531        15,038      14,804
                                                              =========    ==========    ========


See accompanying notes to consolidated financial statements.



                                    NN, INC.

           Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)

                  Years Ended December 31, 2000, 1999 and 1998


                                          Common Stock                                          Accumulated
                                     -----------------------    Additional                        Other
                                      Number of       Par         Paid-in        Retained      Comprehensive
                                       Shares        Value        Capital        Earnings      Income (Loss)     Total
                                       ------        -----        -------        --------      -------------     -----
Balance at December 31, 1997            14,804       $   149        27,902        25,387           (467)        52,971
        Net income                        --            --            --           7,656           --            7,656
        Dividends paid                    --            --            --          (4,737)          --           (4,737)
        Cumulative translation            --            --            --            --              352            352
                                       -------       -------       -------       -------        -------        -------

Balance at December 31, 1998            14,804           149        27,902        28,306           (115)        56,242
        Shares issued                      440             4         2,496          --             --            2,500
        Net income                        --            --            --           7,759           --            7,759
        Dividends paid                    --            --            --          (4,810)          --           (4,810)
        Cumulative translation            --            --            --            --           (1,563)        (1,563)
                                       -------       -------       -------       -------        -------        -------

Balance at December 31, 1999            15,244           153        30,398        31,255         (1,678)        60,128
        Shares issued                        3          --              16          --             --               16
        Net income                        --            --            --           9,987           --            9,987
        Dividends paid                    --            --            --          (4,878)          --           (4,878)
        Cumulative translation            --            --            --            --               (7)            (7)
                                       -------       -------       -------       -------        -------        -------

Balance December 31, 2000               15,247       $   153        30,414        36,364         (1,685)        65,246
                                       =======       =======       =======       =======        =======        =======


See accompanying notes to consolidated financial statements.




                                    NN, INC.

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                  Years Ended December 31, 2000, 1999 and 1998

                                                                   Years ended December 31,
                                                             -------------------------------------
                                                               2000          1999          1998
                                                             ----------    ----------    ---------
Cash flows from operating activities:
    Net Income                                                  $9,987         7,759        7,656
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                            9,165         6,131        4,557
        Loss on disposals of property, plant and equipment       1,194            43          --
        Equity in earnings of unconsolidated affiliate             (48)          --           --
        Deferred income taxes                                    1,185         (369)          149
        Interest income from receivable from
        unconsolidated affiliate                                  (159)          --           --
        Minority interest in consolidated subsidiary               660           --           --
        Changes in operating assets and liabilities:
               Accounts receivable                               1,955          (641)         806
               Inventories                                      (3,021)        5,121       (2,560)
               Other current assets                               (106)          471          432
               Other assets                                     (1,719)           19          --
               Accounts payable                                  5,544        (1,439)         789
               Other liabilities                                 2,227           750          858
                                                             ----------    ----------    ---------

                      Net cash provided by operations           26,864        17,845       12,687
                                                             ----------    ----------    ---------

Cash flows from investing activities:
    Acquisition of NN Euroball ApS                            (57,788)          --           --
    Acquisition of Industrial Molding Corporation                 --        (27,535)         --
    Long-term note receivable                                  (3,440)          --           --
    Acquisition of property, plant and equipment              (17,910)       (2,394)      (5,758)
    Investment in unconsolidated affiliate                       (172)          --           --
    Proceeds from disposals of property, plant and
    equipment                                                     --             46          --
                                                             ----------    ----------    ---------

                      Net cash used in investing activities   (79,310)      (29,883)      (5,758)
                                                             ----------    ----------    ---------

Cash flows from financing activities:
    Net borrowings (repayments) under revolving line of credit   7,547        17,151      (1,480)
    Minority shareholder contribution                           29,600          --           --
    Proceeds from long-term debt                                25,817          --           --
    Bank overdrafts                                               (785)        1,239         --
    Cash dividends                                              (4,878)       (4,810)     (4,737)
    Proceeds from short-term loan                                2,000          --           --
    Proceeds from issuance of stock                                 16          --           --
                                                             ----------    ----------    ---------

                      Net cash provided by (used for)
                      financing activities                      59,317        13,580       (6,217)
                                                             ----------    ----------    ---------

Effect of exchange rate changes                                     (7)       (1,563)         352
Net increase in cash and cash equivalents                        6,871         1,542          712
Cash and cash equivalents at beginning of period                 1,409         1,430          366
                                                             ----------    ----------    ---------

Cash and cash equivalents at end of period                      $8,273         1,409        1,430
                                                             ==========    ==========    =========

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


                                                                     (Continued)

                                    NN, Inc.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                      (In thousands, except per share data)

      (i)  Principles of Consolidation

           The Company's consolidated financial statements include the accounts of NN, Inc. and subsidiaries in which the Company owns more than 50% voting interest. Unconsolidated subsidiaries and investments where ownership is between 20% and 50% are accounted for under the equity method. All significant intercompany profits, transactions, and balances have been eliminated in consolidation. The ownership interests of other shareholders in companies that are more than 50% owned, but less than 100% owned, are reflected as minority interests. Minority interest represents the minority shareholders of NN Euroball ApS and the minority shareholder of NN Mexico, LLC.

      (j)  Foreign Currency Translation

           Assets and liabilities of the Company's foreign subsidiary are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of other comprehensive income.

      (k)  Goodwill

           Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

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

      The following unaudited pro forma summary presents the financial information as if the Company's acquisition of IMC had occurred on January 1, 1999 and 1998. This unaudited proforma summary does not include Euroball. These proforma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 1999 and 1998, nor is it indicative of future results.

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

                                                                     (Continued)


                                    NN, Inc.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                      (In thousands, except per share data)

Allowance for doubtful accounts is as follows:

Description                       Balance at
                                   beginning                                      Balance at
                                    of year       Additions       Write-Offs      end of year

December 31, 1998
Allowance for doubtful accounts      $ 315           271              -               586
                                  ============   ============    =============    ============

December 31, 1999
Allowance for doubtful accounts      $ 586           320              -               906
                                  ============   ============    =============    ============

December 31, 2000
Allowance for doubtful accounts      $ 906            -              130              776
                                  ============   ============    =============    ============



(Continued)




                                    NN, Inc.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                      (In thousands, except per share data)

(5)   Inventories

                                                                       December 31,
                                                                    2000           1999
                                                                -------------- -------------

      Raw materials                                           $       4,431           3,131
      Work in process                                                 5,265           2,585
      Finished goods                                                 14,106           7,466
      Less inventory reserve                                             60              60
                                                                -------------- -------------
                                                              $      23,742          13,122
                                                                ============== =============


(6)   Property, Plant and Equipment

                                                  Estimated            December 31,
                                                 Useful Life        2000           1999
                                                 -------------  -------------- -------------

      Land                                                    $        2,202          841
      Buildings and improvements                 10-25 years          26,463       13,436
      Machinery and equipment                     3-10 years          92,810       58,208
      Construction in process                                          6,138        1,813
                                                                -------------- -------------
                                                                     127,613       74,298
      Less - accumulated depreciation                                 35,920       30,846
                                                                -------------- -------------
                                                              $       91,693       43,452
                                                                ============== =============

(7)   Debt

      (a)  Short Term

           At December 31, 2000, the Company had outstanding $2,000 of unsecured notes, payable to banks bearing interest at 7.29%. The notes were repaid subsequent to December 31, 2000.

                                    NN, Inc.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                      (In thousands, except per share data)

      (b)  Long-Term

           Long-term debt at December 31, 2000 and 1999 consists of the following:

                                                                          2000      1999
                                                                      ----------  --------
Borrowings under a revolving credit facility
  bearing interest at variable rates (7.29%
  at December 31, 2000) due July 25, 2003                               $24,698    17,151

Borrowings under a Euro revolving credit facility bearing interest at variable rates (6.63% at December 31, 2000) due
  July 15, 2006                                                             942      --

Euro term loans bearing interest at variable rates (6.63% at December
  31, 2000) payable in quarterly installments of $1,885 beginning
  April 15, 2002 through July 15, 2006                                   24,875      --
                                                                        -------   -------

     Total long-term debt                                                50,515    17,151

     Less current installments                                             --        --
                                                                        -------   -------

     Long-term debt, excluding current installments                     $50,515    17,151
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

      The plan in place for the plastics segment covers all employees who have completed six months of service and have elected to participate in the plan. A participant may elect to contribute from 1% to 15% of his or her compensation to the plan, subject to a maximum deferral set forth in the Internal Revenue Code. The Company matches twenty-five percent of the first six percent of each employee's contribution to the plan and provides for a discretionary contribution at the end of each plan year. The contributions by the Company for the plastics segment plan since acquisition in July, 1999 were $70 in 2000 and $196 in 1999.

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
                                 ---------------------------------------------- -----------------------
                                             Weighted-              Weighted-               Weighted-
                                              average                average                 average
                                             exercise               exercise                exercise
                                  Shares       price      Shares      price      Shares       price
                                 ---------- ---------- ---------- ------------- ---------- ------------

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
          Exercise         Outstanding  Contractual     Exercise     Exercisable    Exercise
           Prices         at 12/31/2000    Life         Price      at 12/31/2000     Price
                          -------------- ----------- ------------- -------------- ------------

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

      All options granted in the period January 1, 2000 through December 31, 2000, except those granted to the Company's Board of Directors as described above, vest ratably over periods ranging from six months to five years, beginning one year from date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. All options granted in the period January 1, 1995 through December 31, 1998, except those granted to the Company's Board of Directors as described above, vest 20% annually beginning one year from date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. Certain options granted in July 1999 were deemed to be repriced options under the applicable accounting requirements. These options which were fully vested as of the effective date of FIN 44 are treated under variable accounting. Accordingly, compensation expense will be recognized to the extent the market price of the Company's stock exceeds $10.50.

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

                                                              Year ended December 31,
                                                           2000         1999        1998
                                                       --------------------------------------

      Net income                  As reported (000's)$    9,987          7,759       7,656
                                  Proforma (000's)        9,575          7,462       7,360

      Earnings per share          As reported        $     0.66           0.52        0.52
                                  Proforma                 0.63           0.50        0.50

      Earnings per
      share-assuming dilution     As reported        $     0.64           0.52        0.52
                                  Proforma                 0.62           0.50        0.50




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


                                                                     (Continued)

                                    NN, Inc.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                      (In thousands, except per share data)

      Sales to external customers and long-lived assets utilized by the Company were concentrated in the following geographical regions:

                             December 31,              December 31,              December 31,
                                 2000                      1999                      1998
                       -------------------------- ------------------------ -------------------------
                                     Long-lived               Long-lived                Long-lived
                          Sales        Assets       Sales       assets        Sales       assets
                       ---------- --------------- ----------- ------------ ------------ ------------

  United States      $     62,094       44,137      52,907       36,842       39,331       30,723

  Europe                   46,697       46,216      21,064        6,610       23,843        7,566

  Canada                    6,449           --       5,918         --          4,163         --

  Latin/South America       6,100        1,340       2,903         --          2,762         --

  Other export             10,789           --       2,502         --          2,907         --
                       ------------- ----------- ------------ ------------ ------------ ------------
  Total              $    132,129       91,693      85,294       43,452       73,006       38,289
                       ============= =========== ============ ============ ============ ============

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

(11)  Income Taxes

      Income tax expense attributable to income from continuing operations consists of:

                                    Year ended December 31,
                                2000         1999         1998
                             ---------- -------------- ------------

      Current
        U.S. Federal              3,496         3,960       3,899
        State                       452           469         432
        Non-U.S.                    826            --          --
                             ------------- -------------- ---------

                                  4,774         4,429       4,331
                             ------------- -------------- ---------

                                                                     (Continued)

                                    NN, Inc.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                      (In thousands, except per share data)

                                                             Year ended December 31,
                                                         2000         1999         1998
                                                      --------------------------------------
      Deferred
        U.S. Federal                                         496         (335)         115
        State                                                 63          (34)          34
        Non-U.S.                                             626           --           --
                                                      --------------------------------------
          Total deferred expense                           1,185         (369)         149
                                                      --------------------------------------
                                                   $       5,959        4,060        4,480
                                                      ======================================

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

      Income tax payments were approximately $5,207, $3,123 and $3,052 in 2000, 1999, 1998, respectively.

(12)  Reconciliation of Net Income Per Share

                                                            Years ended December 31,
                                                         2000         1999          1998
                                                     ----------------------------------------

      Net income                                   $      9,987         7,759        7,656

      Weighted average shares outstanding                15,247        15,021       14,804
      Effective of dilutive stock options                   284            17         --
                                                     ----------------------------------------
      Dilutive shares outstanding                        15,531        15,038       14,804

      Basic net income per share                   $       0.66          0.52         0.52

      Diluted net income per share                 $       0.64          0.52         0.52


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

                                                       Year ended December 31, 2000
                                                March 31      June 30    Sept. 30    Dec. 31
                                             --------------------------------------------------

      Net sales                            $       28,002       25,643      37,075    41,409
      Gross profit                                  7,656        7,678      10,972    11,898
      Net income                                    2,110        2,242       2,443     3,192
      Basic net income per share                     0.14         0.15        0.16      0.21
      Dilutive net income per share                  0.14         0.15        0.16      0.21
      Weighted average shares outstanding:
        Basic number of shares                     15,244       15,244      15,245    15,247
        Effect of dilutive stock options              214          192         179       235
                                             --------------------------------------------------
        Diluted number of shares                   15,458       15,436      15,424    15,482
                                             ==================================================

                                                                     (Continued)


                                    NN, Inc.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998
                      (In thousands, except per share data)

                                                        Year ended December 31, 1999
                                                   March 31   June 30    Sept. 30     Dec. 31
                                             ---------------------------------------------------

      Net sales                            $       17,912      17,475      25,601      24,306
      Gross profit                                  5,389       4,884       7,312       7,742
      Net income                                    1,962       1,715       1,944       2,138
      Basic net income per share                     0.13        0.12        0.13         .14
      Dilutive net income per share                  0.13        0.12        0.13         .14
      Weighed average shares outstanding;
        Basic number of shares                     14,804      14,804      15,244      15,244
        Effect of dilutive stock options             --             4          73          66
                                             ---------------------------------------------------
        Diluted number of shares                   14,804      14,808      15,317      15,310
                                             ===================================================

(15)  Fair Value of Financial Instruments

      Management believes the fair value of financial instruments approximate their carrying value due to the short maturity of these instruments or in the case of the Company's debt, due to the variable interest rates. The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999:

                                               2000                       1999
                                    ------------------------------------------------------
                                      Carrying        Fair        Carrying       Fair
                                       Amount         Value        Amount       Value
                                    ------------- ------------ ------------ --------------

      Financial assets:
        Cash and cash equivalents $       8,273         8,273        1,409        1,409
        Accounts receivable, net         29,549        29,549       18,183       18,183
        Other current assets              1,512         1,512          688          688
        Other non-current assets          6,712         6,712          735          735
      Financial liabilities:
        Accounts payable and bank
         Overdraft                       17,337        17,337        5,343        5,343
        Accrued expenses and other
         Payables                         9,708         9,708        5,135        5,135
          Short-term loan                 2,000         2,000           --           --
          Long-term debt                 52,515        52,515       17,151       17,151



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

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On November 27, 2000, the Company retained the services of KPMG LLP as its principal accountants to audit the Company's consolidated financial statements, replacing PricewaterhouseCoopers LLP. The decision to retain KPMG LLP was based upon a reevaluation by the Company of its current professional relationships and was approved by the Company's Board of Directors at the recommendation of the Company's Audit Committee.

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

        Report of Independent Accountants for the years ended December 31, 1999
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



                                    By:              /S/ RICHARD D. ENNEN
                                         ---------------------------------------
                                                        Richard D. Ennen
                                                      Chairman and Director

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


           Name and Signature                     Title                         Date
           ------------------                     -----                         ----

          /S/ RICHARD D. ENNEN            Chairman and Director              March 29, 2001
-----------------------------------------
            Richard D. Ennen



          /S/ RODERICK R. BATY            President, Chief Executive
-----------------------------------------   Officer and Director
            Roderick R. Baty                (Principal Executive Officer)    March 29, 2001



       /S/ WILLIAM C. KELLY, JR.          Treasurer, Secretary and Chief
-----------------------------------------   Accounting Officer (Principle
         William C. Kelly, Jr.              Accounting Officer)              March 29, 2001




          /S/ DAVID L. DYCKMAN            Vice President - Business
-----------------------------------------   Development and Chief
            David L. Dyckman                Financial Officer (Principal
                                            Financial Officer)               March 29, 2001


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