Form 10-Q/A
period 2001-03-31
NN INC
filed 2001-05-15
CIK 918541

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



As of May 14, 2001 there were 15,246,909 shares of the registrant's common stock, par value $0.01 per share, outstanding.

================================================================================


                                    NN, Inc.

                                      INDEX


                                                                                   Page No.
                                                                                   --------

Part I. Financial Information

Item 1.        Consolidated Financial Statements:

               Consolidated Statements of Income and Comprehensive Income for the three
               months ended March 31, 2001 and 2000                                        2

               Consolidated Balance Sheet at March 31, 2001 and December 31, 2000          3

               Consolidated Statements of Changes in Stockholders' Equity
                  for the three months ended March 31, 2001 and 2000                       4

               Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2001 and 2000                                            5

               Notes to Consolidated Financial Statements                                  6

Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      9

Part II. Other Information

Item 6.        Exhibits and Reports on Form 8-K                                           14

Signatures                                                                                15


                          PART I. FINANCIAL INFORMATION

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
Thousands of  Dollars, Except  Share and Per Share Data             2001         2000
---------------------------------------------------------------- ----------- ------------

Net sales                                                           $50,227        $28,002
Cost of goods sold                                                   38,184         20,346
                                                                 -----------    -----------
  Gross profit                                                       12,043          7,656

Selling, general and administrative                                   4,014          2,318
Depreciation and amortization                                         3,310          1,845
                                                                 -----------    -----------
Income from operations                                                4,719          3,493

Interest expense                                                      1,182            291
Equity in earnings of unconsolidated affiliate                         (49)           (13)
Net (gain)/loss on involuntary conversion                                --             25
Other (income)/expense                                                (180)             --
                                                                 -----------    -----------
Income before provision for income taxes                              3,766          3,190
Provision for income taxes                                            1,654          1,080
Minority interest in consolidated subsidiary                            550             --
                                                                 -----------    -----------
  Net income                                                          1,562          2,110

Other comprehensive income (loss):
     Foreign currency translation adjustments                       (3,386)          (395)
                                                                 -----------    -----------
     Comprehensive income (loss)                                   $(1,824)         $1,715
                                                                 ===========    ===========

Basic income per share                                                $0.10          $0.14
                                                                 ===========    ===========

Weighted average shares outstanding                              15,246,909     15,244,271
                                                                 ===========    ===========

Diluted income per share                                              $0.10          $0.14
                                                                 ===========
                                                                                ===========
Weighted average shares outstanding                              15,396,452     15,457,658
                                                                 ===========    ===========

                             See accompanying notes.


                                    NN, Inc.
                           Consolidated Balance Sheets


                                                            March 31,     December 31,
                                                                2001          2000
Thousands of  Dollars                                       (Unaudited)
---------------------------------------------------------------------------------------
Assets
Current assets:
  Cash                                                          $7,487         $8,273
  Accounts receivable, net                                      38,429         29,549
  Inventories, net                                              24,086         23,742
  Other current assets                                           2,009          1,512
  Net current deferred tax asset                                   962            962
                                                              ---------      ---------
     Total current assets                                       72,973         64,038

Property, plant and equipment, net                              89,834         91,693
Goodwill, net                                                   41,967         27,865
Other non-current assets                                         4,423          4,212
                                                              ---------      ---------
     Total assets                                             $209,197       $187,808
                                                              =========      =========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                             $19,429        $17,337
  Accrued salaries, wages and benefits                          10,833          6,929
  Income taxes payable                                           2,964          1,341
  Accrued Pension                                                1,991          2,133
  Payable to Affiliates                                          3,450          1,762
  Acquisition bridge financing                                  24,642             --
  Short-term loan                                                   --          2,000
  Other liabilities                                              3,061          4,357
                                                              ---------      ---------
     Total current liabilities                                  66,370         35,859

Minority interest in consolidated subsidiaries                  28,789         30,257
Deferred income taxes                                            5,524          5,353
Long-term debt                                                  45,784         50,515
Other                                                              528            578
                                                              ---------      ---------
     Total liabilities                                         146,995        122,562

     Total stockholders' equity                                 62,202         65,246
                                                              ---------      ---------

     Total liabilities and stockholders' equity               $209,197       $187,808
                                                              =========      =========

                             See accompanying notes.




                                    NN, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)





                                                                             Accumulated
                                     Common stock      Additional Retained      other
                                  Number         Par   paid in    earnings  comprehensive
Thousands of Dollars              of shares     Value   capital   (deficit)     (loss)       Total
---------------------------------------------------------------------------------------------------
Balance, January 1, 2000          15,244      $ 153     $30,398    $31,255     $(1,678)     $60,128
  Net income                                                         2,110                    2,110
  Dividends                                                        (1,220)                  (1,220)
  Other comprehensive loss                                                        (395)       (395)
                                  -------    -------    -------    --------    ---------    --------
Balance, March 31, 2000           15,244       $153     $30,398    $32,145     $(2,073)     $60,623
                                  =======    =======    =======    ========    =========    ========

Balance, January 1, 2001          15,247      $ 153     $30,414    $36,364     $(1,685)     $65,246
  Net income                                                         1,562                    1,562
  Dividends                                                        (1,220)                  (1,220)
  Other comprehensive loss                                                      (3,386)     (3,386)
                                  -------    -------    -------    --------    ---------    --------
Balance, March 31, 2001           15,247      $ 153     $30,414    $36,706     $(5,071)     $62,202
                                  =======    =======    =======    ========    =========    ========




                             See accompanying notes.




                                    NN, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Three Months Ended
                                                                           March 31,
Thousands of  Dollars                                                 2001           2000
--------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                          $  1,562    $  2,110
  Adjustments to reconcile net income to net cash provided by
   Operating activities:
      Depreciation and amortization                                      3,310       1,845
      Loss on disposals of property, plant and equipment                    --       2,001
      Equity in earnings of unconsolidated affiliate                       (49)        (13)
      Interest income from receivable from unconsolidated affiliate        (52)       --
      Minority interest in consolidated subsidiaries                       550        --
      Accounts receivable                                               (6,363)     (3,132)
      Inventories                                                          702         903
      Other current assets                                                (127)     (1,364)
      Other assets                                                        (211)       (446)
      Accounts payable                                                     830       2,535
      Income taxes payable                                               1,675         671
      Other liabilities                                                  3,453         (87)
                                                                      --------    --------
         Net cash provided by operations                                 5,280       5,023
                                                                      --------    --------

Investing Activities:
 Acquisition of Delta Rubber Company, net of cash acquired             (22,194)       --
 Acquisition of property, plant and equipment
   and other investing activities, net                                   2,823        (194)
 Long-Term Note Receivable                                                --        (2,500)
                                                                      --------    --------
         Net cash provided (used) by investing activities              (19,371)     (2,694)
                                                                      --------    --------

Financing Activities:
 Net borrowings (payments) under revolving line of credit               24,642        (607)
 Repayment of long-term debt                                            (4,731)       --
 Repayment of short-term loan                                           (2,000)       --
 Dividends                                                              (1,220)     (1,220)
                                                                      --------    --------
         Net cash provided (used) by financing activities               16,691      (1,827)
                                                                      --------    --------

Net Change in Cash and Cash Equivalents                                  2,600         502
Effect of exchange rate changes                                         (3,386)       (395)
Cash and Cash Equivalents at Beginning of Period                         8,273       1,409
                                                                      --------    --------
Cash and Cash Equivalents at Period-End                               $  7,487    $  1,516
                                                                      ========    ========

                             See accompanying notes.

                                    NN, Inc.
                   Notes To Consolidated Financial Statements

Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. have not been audited by independent accountants, except for the balance sheet at December 31, 2000. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month periods ended March 31, 2001 and 2000, the Company's financial position at March 31, 2001 and December 31, 2000, and the cash flows for the three-month periods ended March 31, 2001 and 2000. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

The results for the first quarter of 2001 are not necessarily indicative of future results.

Note 2.  Inventories

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                             March 31,       December 31,
                                                2001           2000
                                              (Unaudited)
                                              ----------    ----------
Raw materials                                 $             $
                                                  5,154         4,431
Work in process                                   5,442         5,265
Finished goods                                   13,572        14,106
Less inventory reserve                               60            60
                                              ----------    ----------
                                                $24,086      $ 23,742
                                              ==========    ==========

Note 3.  Net Income Per Share

                                                                    Three Months Ended
                                                                         March 31,
Thousands of  Dollars, Except  Share and Per Share Data              2001          2000
------------------------------------------------------------------------------------------
Net income                                                       $    1,562        $ 2,110
Adjustments to net income                                                --             --
                                                                 -----------    -----------
   Net income                                                    $    1,562        $ 2,110
                                                                 ===========    ===========

Weighted average shares outstanding                              15,246,909     15,244,271
Effect of dilutive stock options                                    149,543        213,387
                                                                 -----------    -----------
Dilutive shares outstanding                                      15,396,452     15,457,658
                                                                 ===========    ===========
Basic net income per share                                       $     0.10        $  0.14
                                                                 ===========    ===========
Diluted net income per share                                     $     0.10        $  0.14
                                                                 ===========    ===========

Excluded from the shares outstanding at March 31, 2001 were 10,750 antidilutive options to purchase common shares at an exercise price of $9.75 to $11.50. Excluded from shares outstanding at March 31, 2000 were 12,750 antidilutive options to purchase common shares at an exercise price of $9.75 to $12.50.

Note 4.  Segment Information

During 2000, the Company's reportable segments are based on differences in product lines and geographic locations and are divided between balls and rollers, European operations ("Euroball") and plastics. The ball and roller segment comprises three manufacturing facilities in the eastern United States. The Euroball segment acquired in July 2000, comprises manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany and Pinerolo, Italy. All of the facilities in the ball and roller and Euroball segments are engaged in the production of precision balls and rollers used primarily in the bearing industry. The plastics segment is comprised of the Industrial Molding Corporation ("IMC") business, located in Lubbuck, Texas, which was acquired in July 1999 and the Delta Rubber Company ("Delta") business, located in Danielson, Connecticut, which was acquired in February 2001. IMC is engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, fiber optic and consumer hardware markets. Delta is engaged in the production of engineered bearing seals and other precision-molded rubber products to original equipment manufacturers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company accounts for intersegment sales and transfers at current market prices; however, the Company did not have any material intersegment transactions during the three month period ended March 31, 2001 and 2000.

                            Three Months                 Three Months Ended
                              March 31,                      March 31,
                                2001                            2000

Thousands of         Ball &                         Ball &
Dollars              Roller    Euroball  Plastics   Roller   Euroball   Plastics
------------------- ---------- --------- --------- --------- ---------- ----------

Revenues from
 external customers $  15,799  $ 25,337   $ 9,091  $ 19,195      $  --    $ 8,877
Segment profit          1,546     2,657     (486)     2,815         --        375
Segment assets         62,468    86,825    59,904    61,673         --     31,689

Note 5.  Acquisitions and Joint Ventures

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

On July 31, 2000, the Company formed a majority owned stand-alone company in Europe, NN Euroball ApS ("Euroball"), for the manufacture and sale of chrome steel balls used for ball bearings and other products. The Company owns 54% of Euroball. AB SKF ("SKF")and FAG Kugelfisher Georg Shafer AG ("FAG") each own 23%. As part of the transaction, Euroball acquired the ball factories located in Pinerolo, Italy (previously owned by SKF), Eltmann, Germany (previously owned by
FAG), and Kilkenny, Ireland (previously owned by the Company). Acquisition financing of approximately 31.5 million euro (approximately $29.7 million) was drawn at closing, and the credit facility provides for additional working capital expenditure financing. The Company is required to consolidate Euroball due to its ability to exercise control over its operations and has accounted for the acquisitions of the Pinerolo, Italy and Eltmann, Germany ball factories using the purchase method of accounting. Goodwill arising from this acquisition is being amortized on a straight-line basis over 20 years.

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

Note 6.  Fire

On March 12, 2000, the Company experienced a fire at its Erwin, Tennessee facility. The fire was contained to approximately 30% of the production area and did not result in serious injury to any employee. Effected production was shifted to the Company's other facilities as possible as well as the use of other suppliers to protect product supply to customers. Insurance coverage for the loss provides for the reimbursement of replacement value of property and equipment damaged in the fire. At March 31, 2001 the Company is in the process of settling the insurance claim. A net loss of $25,000 was recorded during the quarter ended March 31, 2000. No gain or loss was recorded during the quarter ended March 31, 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales. Net sales increased by approximately $22.2 million, or 79.3%, from $28.0 million for the first quarter of 2000 to $50.2 million for the first quarter of 2001. The formation of Euroball in July of 2000 contributed $22.6 of the increase, excluding the first quarter sales of the Ireland facility, which was consolidated into the results of the Company prior to the formation of Euroball. The Company's acqusition of the Delta Rubber Company on February 16, 2001 contributed $2.2 million of the increase. Offsetting these increases was decreased sales of $2.0 million for IMC and $900,000 at the domestic ball and roller facilities.

Gross Profit. Gross profit increased $4.4 million, or 57.1%, from $7.7 million for the first quarter of 2000 to $12.0 million for the first quarter of 2001. Excluding the Ireland facility's first quarter, Euroball contributed $5.5 million of the increase. The Delta acquisition contributed $511,000. Offsetting these increases were decreased gross profits of $600,000 and $1.1 million at the domestic ball and roller facility and the IMC facility. As a percentage of net sales, gross profit decreased from 27.3% in the first quarter of 2000 to 24.0 % for the same period in 2001. The decrease in gross profit as a percentage of sales was due to inventory reductions at the domestic ball and roller facilities as well as related margin decline due to soft economic conditions.

Selling, General and Administrative. Selling, general and administrative expenses increased $1.7 million from $2.3 million for the first quarter of 2000 to $4.0 million in 2001. The Euroball segment, excluding the Ireland facility, accounted for $1.5 million of the increase. The acquisiton of Delta accounted for the remaining $170,000 of the increase. As a percentage of net sales, selling, general and administrative expenses decreased slightly from 8.3% in the first quarter of 2000 to 8.0% for the first quarter of 2001.

Depreciation and Amortization. Depreciation and amortization expense increased from $1.8 million or 79.4% for the first quarter of 2000 to $3.3 million for the same period in 2001. The Euroball segment accounted for $1.2 million of the increase. The Delta acquisition accounted for approximately $150,000 of the increase. The remainder of the increase was due primarily to purchases of capital equipment at the Company's domestic ball and roller facilities. As a percentage of net sales, depreciation and amortization expense remained at 6.6% for first quarters of 2000 and 2001.

Interest Expense. Interest expense increased by $891,000 from $291,000 in the first quarter of 2000 to $1.2 million during the same period in 2001. Interest expense incurred by Euroball to finance the joint venture transaction accounted for $531,000 of the increase. The remainder of the increase was due to increased amounts outstanding under the Company's line of credit in the first quarter of 2001. In February of 2001, the Company borrowed $22.5 million under the line of credit for the purchase of the Delta Rubber Company. As a percentage of net sales, interest expense increased from 1.0% in the first quarter of 2000 to 2.4% for the same period in 2001.

Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates increased $36,000 from $13,000 in the first quarter of 2000 to $49,000 during the same period of 2001. The increase is due to the Company's share of earnings from the NN General joint venture with General Bearing

Corporation. Earnings from this venture were offset by losses incurred from the start-up of NN Asia, a joint venture formed to market products produced by NN General.

Net loss on Involuntary Conversion. The Company recorded a net loss of $25,000 on loss on involuntary conversion in the first quarter of 2000 related to the March 12, 2000 fire at the Erwin Tennessee ball and roller facility.

Minority Interest in Consolidated Subsidiary. Minority interest in consolidated subsidiary increase $550,000 from $0 in the first quarter of 2000 to $550,000 in the first quarter of 2001. This increase is due to minority interest of $679,000 recorded for the Euroball transaction and ($129,000) recorded for NN Arte. The Company is required to consolidate Euroball and NN Arte as the Company owns 54% and 51% respectively of Euroball and NN Arte with the minority shareholders owning the remaining 46% and 49% respectively.

Net Income. Net income decreased from $2.1 million for the first quarter of 2000 to $1.6 million for the same period in 2001. As a percentage of net sales, net income decreased from 7.5% in the first quarter of 2000 to 3.1% for the first quarter of 2001. This decrease in net income as a percentage of net sales was due primarily to decreased gross profits as a percentage of sales, increased interest expense associated with the Company's acquisitions and minority interest recorded.

Liquidity and Capital Resources

In July 1997, the Company entered into a loan agreement with First American National Bank ("First American") which provides for a revolving credit facility of up to $25 million, expiring on June 30, 2000. In July 2000, the Company extended the terms of the loan agreement with First American to expire on October 30, 2001. Amounts outstanding under the revolving facility are unsecured and bear interest at a floating rate equal to, at the Company's option, either LIBOR plus 0.65% or the Fed Funds effective rate plus 1.5%. In August 2000, the Company entered into an agreement, which provided an additional $2 million of availability to the revolving credit facility through December 31, 2000. The loan agreement contains customary financial and operating restrictions on the Company, including covenants, restricting the Company, without First American's consent, from incurring additional indebtedness from, or pledging any of its assets to, other lenders and from disposing of a substantial portion of its assets. In addition, the Company is prohibited from declaring any dividend if a default exists under the revolving credit facility at the time of, or would occur as a result of, such declaration. The loan agreement also prohibits sales of property outside of the ordinary course of business. The loan agreement also contains customary financial covenants with respect to the Company, including a covenant that the Company's earnings will not decrease in any year by more than fifty percent of earnings in the Company's immediately preceding fiscal year. In February of 2001, the Company extended and restated the $25 million revolving credit facility with AmSouth Bank to temporarily increase the facility to $50 million. The facility is planned to be reduced to $25 million on June 30, 2001 in anticipation of the Company structuring long-term financing arrangements for this amount. The original $25 million revolving credit facility will expire on July 25, 2003. In February 2001, the Company drew $23 million against the new line to finance the acquisition of Delta. Amounts outstanding under the amended revolving facility are unsecured and bear interest at a floating rate equal to LIBOR plus an applicable margin of between 0.65% and 2.15% based upon calculated financial ratios. The loan contains various restrictive financial and non-financial covenants. The Company, as of March 31, 2001, was in compliance with all such covenants.

On March 1, 2001, the Company entered into an agreement with AmSouth Bank which provides an additional $2 million of availability to the revolving credit facility through June 1, 2001. At March 31, 2001, the Company had no amounts outstanding under this agreement.

In July 2000, NN Euroball ApS, and its subsidiaries entered into a loan agreement with HypoVereinsbank Luxembourg S.A. as agent for Bayerische Hypo-und Vereinsbank AG of Munich, Germany for a senior secured revolving credit facility of Euro 5,000,000, expiring on July 15, 2006 and a senior secured term loan of Euro 36,000,000, expiring on July 15, 2006. On July 31, 2000, upon closing of the joint venture, NN Euroball ApS borrowed a total of Euro 31,500,000 against these facilities for acquisition financing. Additional working capital and capital expenditure financing are provided for under the facility. Amounts outstanding under the facilities accrue interest at a floating rate equal to EURIBOR plus an applicable margin of between 1.125% to 2.25% based upon calculated financial ratios. The loan agreement contains various restrictive financial and non financial covenants. The Company, as of March 31, 2001, was in compliance with all such covenants.

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

Working capital, which consists principally of accounts receivable and inventories, was $6.6 million at March 31, 2001 as compared to $28.2 million at December 31, 2000. The decrease is primarily attributable to the Company's short-term acquisition financing of $24.6 million as discussed above in this section. The ratio of current assets to current liabilities decreased from 1.79:1 at December 31, 2000 to 1.10:1 at March 31, 2001. Cash flow from operations increased slightly from $5.0 million during the first quarter of 2000 to $5.3 million during the same period in 2001.

During 2001, the Company plans to spend approximately $5.3 million on capital expenditures of which approximately $1.1 million has been spent through March 31, 2001. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 2001.

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

        Competition. The precision ball and roller market and the precision plastics market are highly competitive, and many of the manufacturers in each of the markets are larger and have substantially greater resources than the Company. The Company's competitors are continuously exploring and implementing improvements in technology and manufacturing processes in order to improve product quality, and the Company's ability to remain competitive will depend, among other things, on whether it is able, in a cost effective manner, to keep pace with such quality improvements. In addition, the Company competes with many of its ball and roller customers that, in addition to producing bearings, also internally produce balls and rollers for sale to third parties. The Company faces a risk that its customers will decide to produce balls and rollers internally rather than outsourcing their needs to the Company

        Rapid Growth. The Company has significantly expanded its ball and roller production facilities and capacity over the last several years. During 1997, the Company purchased an additional manufacturing plant in Kilkenny, Ireland. The Company continued this expansion in 2000 through its 54% ownership of the NN Euroball joint venture with SKF and FAG. In addition, the Company invested in Jiangsu General Ball & Roller Company, a Chinese joint venture specializing in various types of ball production. The Company's Ball & Roller Division currently is not operating at full capacity and faces risks of further under-utilization or inefficient utilization of its production facilities in future years. The Company also faces risks associated with start-up expenses, inefficiencies, delays and increased depreciation costs associated with these joint ventures and expansions.

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

     Acquisitions. The Company's growth strategy includes growth through acquisitions. In 1999, the Company acquired the IMC businesses as part of that strategy. In 2000, the Company formed the NN Euroball joint venture with SKF and FAG and began operating two new ball manufacturing facilities. In February of 2001, the Company continued to implement this strategy through the acquisition of Delta. Although the Company believes that it will be able to continue to integrate the operations of IMC, NN Euroball, Delta and other companies acquired in the future into its operations without substantial cost, delays or other problems, its ability to do so will depend on, among other things, the adequacy of its implementation plans, the ability of its management to effectively oversee and operate the combined operations of the Company and the acquired businesses and its ability to achieve desired operating efficiencies and sales goals. If the Company is not able to successfully integrate the operations of acquired companies into its business, its future earnings and profitability could be materially and adversely affected.

        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a) On March 1, 2001, the Company filed a Report on Form 8-K to announce the acquisition of the outstanding stock from the Delta Rubber Company, a Conneticut corporation.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   NN, Inc.
                                         --------------------------------
                                                   (Registrant)

        May 11, 2001                          /s/ Roderick R. Baty
Date:-----------------                   --------------------------------
                                         Roderick R. Baty, President and
                                         Chief Executive Officer
                                         (Duly Authorized Officer)

        May 11, 2001                         /s/ David L. Dyckman
Date:-----------------                   --------------------------------
                                         David L. Dyckman
                                         Chief Financial Officer and
                                         Vice President
                                         (Principal Financial Officer)
                                         (Duly Authorized Officer)

        May 11, 2001
Date:-----------------                       /s/ William C. Kelly, Jr.
                                         --------------------------------
                                         William C. Kelly, Jr.,
                                         Treasurer, Assistant Secretary and
                                         Chief Accounting Officer
                                         (Principal Accounting Officer)
                                         (Duly Authorized Officer)