Form 10-Q/A
period 2001-03-31
NN INC
filed 2001-08-14
CIK 918541

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QA

| | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001
                                              ---------------

                                      OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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





                                   NN, Inc.

                                    INDEX

                                                                                                        Page No.
                                                                                                        --------
Part I. Financial Information

Item 1.              Restated Consolidated Financial Statements:

                     Consolidated Statements of Income and Comprehensive Income (Loss)
                      for the three months ended March 31, 2001 (Restated) and 2000                         2

                     Consolidated Balance Sheet at March 31, 2001 (Restated) and
                      December 31, 2000                                                                     3

                     Consolidated Statements of Changes in Stockholders' Equity
                        for the three months ended March 31, 2001 (Restated) and 2000                       4

                     Consolidated Statements of Cash Flows for the three months
                        ended March 31, 2001 (Restated) and 2000                                            5

                     Notes to Consolidated Financial Statements                                             6

Item 2.              Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                                11

Part II. Other Information

Item 6.              Exhibits and Reports on Form 8-K                                                      16

Signatures                                                                                                 17



                                                    PART I. FINANCIAL INFORMATION

                                                               NN, Inc.
                                  Consolidated Statements of Income and Comprehensive Income (Loss)
                                                             (Unaudited)


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                  2001                    2000
Thousands of  Dollars, Except  Share and Per Share Data                        (Restated)
--------------------------------------------------------------------------------------------------------------------
Net sales                                                                           $50,227                 $28,002
Cost of goods sold                                                                   38,184                  20,346
                                                                             ---------------          --------------
  Gross profit                                                                       12,043                   7,656

Selling, general and administrative                                                   4,014                   2,318
Depreciation and amortization                                                         3,310                   1,845
                                                                             ---------------          --------------
Income from operations                                                                4,719                   3,493

Interest expense                                                                      1,182                     291
Equity in earnings of unconsolidated affiliate                                         (49)                    (13)
Net loss on involuntary conversion                                                       --                      25
Other income                                                                          (132)                      --
                                                                             ---------------          --------------
Income before provision for income taxes                                              3,718                   3,190
Provision for income taxes                                                            1,636                   1,080
Minority interest in consolidated subsidiary                                            536                      --
                                                                             ---------------          --------------
  Income before cumulative effect of change in accounting principle                   1,546                   2,110
Cumulative effect of change in accounting principle, net of income tax
  benefit of $112 and related minority interest impact of $84                            98                      --
                                                                             ---------------          --------------
Net income                                                                            1,448                   2,110

Other comprehensive loss:
     Foreign currency translation adjustments                                       (3,386)                   (395)
                                                                             ---------------          --------------
     Comprehensive income (loss)                                                   $(1,938)                 $ 1,715
                                                                             ===============          ==============

Basic income per share:
     Income before cumulative effect of change in accounting principle              $  0.10                 $  0.14
     Cumulative effect of change in accounting principle                                 --                      --
                                                                             ---------------          --------------
     Net Income                                                                     $  0.10                 $  0.14
                                                                             ===============          ==============
     Weighted average shares outstanding                                             15,247                  15,244
                                                                             ===============          ==============

Diluted income per share:
     Income before cumulative effect of change in accounting principle              $  0.10                 $  0.14
     Cumulative effect of change in accounting principle                             (0.01)                      --
                                                                             ---------------          --------------
     Net income                                                                     $  0.09                 $  0.14
                                                                             ===============          ==============
     Weighted average shares outstanding                                             15,396                  15,458
                                                                             ===============          ==============


                                                       See accompanying notes.




                                                               NN, Inc.
                                                Consolidated Balance Sheets


                                                                                       March 31,               December 31,
                                                                                         2001                     2000
Thousands of  Dollars                                                                (Unaudited)
                                                                                     (Restated)
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash                                                                                       $ 7,487               $ 8,273
  Accounts receivable, net                                                                    38,429                29,549
  Inventories, net                                                                            24,086                23,742
  Other current assets                                                                         2,009                 1,512
  Net current deferred tax asset                                                               1,092                   962
                                                                                        -------------        --------------
     Total current assets                                                                     73,103                64,038

Property, plant and equipment, net                                                            89,834                91,693
Goodwill, net                                                                                 41,967                27,865
Other non-current assets                                                                       4,423                 4,212
                                                                                        -------------        --------------
     Total assets                                                                           $209,327              $187,808
                                                                                        =============        ==============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                           $19,429               $17,337
  Accrued salaries, wages and benefits                                                        10,833                 6,929
  Income taxes payable                                                                         2,964                 1,341
  Accrued pension                                                                              1,991                 2,133
  Payable to affiliates                                                                        3,450                 1,762
  Short-term loan                                                                                 --                 2,000
  Short-term portion of long-term debt                                                         5,250                    --
  Other liabilities                                                                            3,061                 4,357
                                                                                        -------------        --------------
     Total current liabilities                                                                46,978                35,859

Minority interest in consolidated subsidiaries                                                28,691                30,257
Deferred income taxes                                                                          5,524                 5,353
Long-term debt                                                                                65,176                50,515
Other                                                                                            870                   578
                                                                                        -------------        --------------
     Total liabilities                                                                       147,239               122,562

     Total stockholders' equity                                                               62,088                65,246
                                                                                        -------------        --------------
     Total liabilities and stockholders' equity                                             $209,327              $187,808
                                                                                        =============        ==============

                                                       See accompanying notes.

                                                               NN, Inc.
                                      Consolidated Statements of Changes in Stockholders' Equity
                                                             (Unaudited)

                                         Common Stock
                                    Number          Par             Additional       Retained     Accumulated other
Thousands of Dollars                of shares       Value           paid in capital  earnings     comprehensive loss        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                15,244          $ 153          $30,398          $31,255          $(1,678)          $60,128
  Net income                                                                              2,110                              2,110
  Dividends                                                                             (1,220)                            (1,220)
  Other comprehensive loss                                                                                  (395)            (395)
                                    -----------     ----------     ------------     ------------     -------------     ------------
Balance, March 31, 2000                 15,244           $153          $30,398          $32,145          $(2,073)          $60,623
                                    ===========     ==========     ============     ============     =============     ============

Balance, January 1, 2001                15,247          $ 153          $30,414          $36,364          $(1,685)          $65,246
  Net income                                                                              1,448                              1,448
  Dividends                                                                             (1,220)                            (1,220)
  Other comprehensive loss                                                                                (3,386)          (3,386)
                                    -----------     ----------     ------------     ------------     -------------     ------------
Balance, March 31, 2001 (Restated)      15,247          $ 153          $30,414          $36,592          $(5,071)          $62,088
                                    ===========     ==========     ============     ============     =============     ============


                                                       See accompanying notes.


                                                               NN, Inc.
                                           Consolidated Statements of Cash Flows (Restated)
                                                             (Unaudited)

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                      2001                    2000
Thousands of  Dollars                                                                              (Restated)
------------------------------------------------------------------------------------------------------------------------------------

Operating Activities:
  Net income                                                                                          $ 1,448             $ 2,110
  Adjustments to reconcile net income to net cash provided by operating activities:
      Cumulative effect of change in accounting principle                                                  98                  --
      Depreciation and amortization                                                                     3,310               1,845
      Loss on disposal of property, plant and equipment                                                   --                2,001
      Equity in earnings of unconsolidated affiliate                                                     (49)                (13)
      Interest income from receivable from unconsolidated affiliate                                      (52)                 --
      Minority interest in consolidated subsidiaries                                                      536                 --
      Accounts receivable                                                                             (6,363)             (3,132)
      Inventories                                                                                         702                 903
      Other current assets                                                                              (127)             (1,364)
      Other assets                                                                                      1,049               (446)
      Accounts payable                                                                                    830               2,535
      Income taxes payable                                                                              1,675                 671
      Other liabilities                                                                                 3,501                (87)
                                                                                              ----------------      --------------
         Net cash provided by operations                                                                6,558               5,023
                                                                                              ----------------      --------------

Investing Activities:
 Acquisition of Delta Rubber Company, net of cash acquired                                           (23,472)                  --
 Acquisition of property, plant and equipment and other investing
  activities, net                                                                                       2,823               (194)
 Long-term note receivable                                                                                 --             (2,500)
                                                                                              ----------------      --------------
         Net cash used by investing activities                                                       (20,649)             (2,694)
                                                                                              ----------------      --------------

Financing Activities:
 Net borrowings (payments) under revolving line of credit                                              24,642               (607)
 Repayment of long-term debt                                                                          (4,731)                  --
 Repayment of short-term loan                                                                         (2,000)                  --
 Dividends                                                                                            (1,220)             (1,220)
                                                                                              ----------------      --------------
         Net cash provided (used) by financing activities                                              16,691             (1,827)
                                                                                              ----------------      --------------

Net change in cash and cash equivalents                                                                 2,600                 502
Effect of exchange rates changes                                                                      (3,386)               (395)
Cash and Cash Equivalents at Beginning of Period                                                        8,273               1,409
                                                                                              ----------------      --------------
Cash and Cash Equivalents at Period-End                                                               $ 7,487             $ 1,516
                                                                                              ================      ==============


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

Note 2.  Restatement and Accounting Change

The Company has determined that an interest rate swap was not recorded or disclosed in the previously filed March 31, 2001 quarterly financial statements and needs to be accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001. The Company was required on January 1, 2001, to adopt SFAS No. 133 which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Standard requires the recognition of all derivative instruments on the balance sheet at fair value. The Standard allows for hedge accounting if certain requirements are met including documentation of the hedging relationship at inception and upon adoption of the Standard.

In connection with a variable Euribor rate debt financing in July 2000 the Company's 54% owned subsidiary, NN Euroball ApS entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for the Company to receive variable Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to principal payments on the underlying debt over the life of the swap.

The cumulative effect of a change in accounting principles for the adoption of SFAS No. 133 effective January 1, 2001 resulted in a transition adjustment net loss of $98,000 which is net of an income tax benefit of $112,000 and the related minority interest impact of $84,000. The interest rate swap does not qualify for hedge accounting since the Company has not designated the interest rate swap as a hedging instrument; therefore, the transition adjustment for adoption of SFAS No. 133 and any subsequent periodic changes in fair value of the interest rate swap are recorded in earnings.

As of March 31, 2001, the fair value of the swap is a loss of approximately $342,000 which is recorded in other noncurrent liabilities. The change in fair value during the three-month period ended March 31, 2001 was a loss of approximately $48,000 which has been included as a component of other income.

The impact of recording the interest rate swap and the reclass of short-term financing on the Company's March 31, 2001 financial statements is as follows:

(in thousands, except per share information):

                                        As Previously
Consolidated Balance Sheets               Reported           As Restated
----------------------------------------------------------------------------

Current assets                                 $ 72,973            $ 73,103
Total assets                                    209,197             209,327
Current liabilities                              66,370              46,978
Total liabilities                               146,995             147,239
Stockholders' equity                             62,202              62,088
Total liabilities and
stockholders' equity                            209,197             209,327


 Consolidated Statements of Income and Comprehensive      As Previously
                       Income                                Reported           As Restated
------------------------------------------------------ --------------------- -------------------

Income from operations                                              $ 4,719             $ 4,719
Other income                                                          (180)               (132)
Income before provision for income taxes                              3,766               3,718
Provision for income taxes                                            1,654               1,636
Minority interest in consolidated subsidiary                            550                 536
Cumulative effect of change in accounting
   principle, net of income tax benefit of
   $112 and related minority interest of $84                            --                  98
Net income                                                            1,562               1,448
Comprehensive loss                                                 $(1,824)           $ (1,938)
Basic income per share:
Before cumulative effect of change in
   accounting principle                                               $0.10               $0.10
Cumulative effect of change in accounting
   principle                                                             --                  --
                                                       --------------------- -------------------
Net income                                                            $0.10               $0.10
                                                       ===================== ===================
Diluted earnings per share:
Before cumulative effect of change in
   accounting principle                                               $0.10               $0.10
Cumulative effect of change in accounting
   principle                                                             --              (0.01)
                                                       --------------------- -------------------
Net income                                                            $0.10               $0.09
                                                       ===================== ===================

Note 3.  Inventories

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                                        March 31,  December 31,
                                                          2001        2000
                                                        (Unaudited)
                                                        ---------  ---------
Raw materials                                           $  5,154    $ 4,431
Work in process                                            5,442      5,265
Finished goods                                            13,572     14,106
Less inventory reserve                                        60         60
                                                        ---------  ---------
                                                         $24,086   $ 23,742
                                                        =========  =========

Note 4.  Net Income Per Share

                                                                                             Three Months Ended
                                                                                                          March 31,
Thousands of  Dollars, Except  Share and Per Share Data                                                     2001               2000
------------------------------------------------------------------------------------------ ----------------- --- ----------------
Net income                                                                                          $ 1,448              $ 2,110
Adjustments to net income                                                                                --                   --
                                                                                           -----------------     ----------------
   Net income                                                                                       $ 1,448              $ 2,110
                                                                                           =================     ================

Weighted average shares outstanding                                                              15,246,909           15,244,271
Effect of dilutive stock options                                                                    149,543              213,387
                                                                                           -----------------     ----------------
Dilutive shares outstanding                                                                      15,396,452           15,457,658
                                                                                           =================     ================
Basic net income per share                                                                          $  0.10              $  0.14
                                                                                           =================     ================
Diluted net income per share                                                                        $  0.09              $  0.14
                                                                                           =================     ================

Excluded from the shares outstanding at March 31, 2001 were 10,750 antidilutive options to purchase common shares at an exercise price of $9.75 to $11.50. Excluded from shares outstanding at March 31, 2000 were 12,750 antidilutive options to purchase common shares at an exercise price of $9.75 to $12.50.

Note 5.  Segment Information

During 2001, the Company's reportable segments are based on differences in product lines and geographic locations and are divided between balls and rollers, European operations ("Euroball") and plastics. The ball and roller segment comprises three manufacturing facilities in the eastern United States. The Euroball segment acquired in July 2000, comprises manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany and Pinerolo, Italy. All of the facilities in the ball and roller and Euroball segments are engaged in the production of precision balls and rollers used primarily in the bearing industry. The plastics segment is comprised of the Industrial Molding Corporation ("IMC") business, located in Lubbuck, Texas, which was acquired in July 1999 and the Delta Rubber Company ("Delta") business, located in Danielson, Connecticut, which was acquired in February 2001. IMC is engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, fiber optic and consumer hardware markets. Delta is engaged in the production of engineered bearing seals and other precision-molded rubber products to original equipment manufacturers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's December 31, 2000 Form 10-K. The Company evaluates segment performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company accounts for intersegment sales and transfers at current market prices; however, the Company did not have any material intersegment transactions during the three month periods ended March 31, 2001 and 2000.



                                          Three Months                              Three Months Ended
                                            March 31,                                    March 31,
                                              2001                                         2000
Thousands of Dollars       Ball & Roller     Euroball       Plastics    Ball & Roller    Euroball       Plastics
-------------------------- --------------- -------------- ------------- -------------- -------------- --------------
Revenues from  external
customers                        $ 15,799       $ 25,337       $ 9,091       $ 19,125          $  --        $ 8,877
Segment pre-tax profit
(loss)                              1,546          2,658         (486)          2,815             --            375
Segment assets                     62,468         86,955        59,904         61,673             --         31,689

Note 6.  Acquisitions and Joint Ventures

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

On August 31, 2000, the Company acquired a 51% ownership interest in NN Mexico, LLC ("NN Mexico"), a Delaware limited liability company. NN Mexico holds as its sole investment a 100% ownership interest in NN Arte, a manufacturer of plastic components located in Guadalajara, Mexico. To acquire its 51% ownership of NN Mexico, the Company made an initial contribution of $879,000, an additional contribution of $671,000, and is obligated to provide additional funding of $600,000 payable upon certain performance conditions at NN Arte. The Company is required to consolidate NN Mexico due to its ability to exercise control over NN Arte's operations and has accounted for this acquisition using the purchase method of accounting.

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

Note 8.  Subsequent Event

On July 20, 2001, the Company entered into a syndicated loan agreement with AmSouth Bank ("AmSouth") as the administrative agent for the lenders, for a senior non-secured revolving credit facility of up to $25 million, expiring on July 25, 2003 and a senior non-secured term loan for $35 million expiring on July 1, 2006. This credit facility replaces the $25 million revolving credit facility that was temporarily extended and restated in February of 2001 to $50 million and the additional $2 million of availiablity extended in March of 2001. Amounts outstanding under the revolving facility and the term loan facility bear interest at a floating rate equal to LIBOR plus an applicable margin between 0.75% to 2.00% based upon calculated financial ratios. The loan agreement contains customary financial and non-financial covenants.

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

Interest Expense. Interest expense increased by $891,000 from $291,000 in the first quarter of 2000 to $1.2 million during the same period in 2001. Interest expense incurred by Euroball to finance the joint venture transaction accounted for $531,000 of the increase. The remainder of the increase was due to increased amounts outstanding under the Company's line of credit in the first quarter of 2001. In February of 2001, the Company borrowed $22.5 million under the line of credit for the purchase of the Delta Rubber Company. As a percentage of net sales, interest expense increased from 1.0% in the first quarter of 2000 to 2.5% for the same period in 2001.

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

Minority Interest in Consolidated Subsidiary. Minority interest in consolidated subsidiary increased $536,000 from $0 in the first quarter of 2000 to $536,000 in the first quarter of 2001. This increase is due to minority interest of $665,000 recorded for the Euroball transaction and ($129,000) recorded for NN Arte. The Company is required to consolidate Euroball and NN Arte due to its ability to exercise control over the operations. The Company owns 54% and 51% respectively of Euroball and NN Arte with the minority shareholders owning the remaining 46% and 49% respectively.

Net Income. Net income decreased from $2.1 million for the first quarter of 2000 to $1.4 million for the same period in 2001. As a percentage of net sales, net income decreased from 7.5% in the first quarter of 2000 to 2.9% for the first quarter of 2001. This decrease in net income as a percentage of net sales was due primarily to decreased gross profits as a percentage of sales, increased interest expense associated with the Company's acquisitions, minority interest recorded, and the cumulative effect of change in accounting principle.

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

In July 2000, NN Euroball ApS, and its subsidiaries entered into a loan agreement with HypoVereinsbank Luxembourg S.A. as agent for Bayerische Hypo-und Vereinsbank AG of Munich, Germany for a senior secured revolving credit facility of Euro 5,000,000, expiring on July 15, 2006 and a senior secured term loan of Euro 36,000,000, expiring on July 15, 2006. On July 31, 2000, upon closing of the joint venture, NN Euroball ApS borrowed a total of Euro 31,500,000 against these facilities for acquisition financing. Additional working capital and capital expenditure financing are provided for under the facility. Amounts outstanding under the facilities accrue interest at a floating rate equal to EURIBOR plus an applicable margin of between 1.125% to 2.25% based upon calculated financial ratios. Additionally, the Company has an interest rate swap that fixes the interest for 12.5 million Euros outstanding under the facilities at 5.51%. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to principal payments on the underlying debt over the life of the swap. The loan agreement contains various restrictive financial and non financial covenants. The Company, as of March 31, 2001, was in compliance with all such covenants.

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

Working capital, which consists principally of accounts receivable and inventories, was $26.1 million at March 31, 2001 as compared to $28.2 million at December 31, 2000. The ratio of current assets to current liabilities decreased from 1.79:1 at December 31, 2000 to 1.56:1 at March 31, 2001. Cash flow from operations increased from $5.0 million during the first quarter of 2000 to $6.6 million during the same period in 2001.

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

      PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a) On March 1, 2001, the Company filed a Report on Form 8-K to announce the acquisition of the outstanding stock from Delta Rubber Company, a Conneticut corporation,

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 NN, Inc.
                                              ---------------------------------
                                                        (Registrant)


Date:  August 14, 2001                        /s/ Roderick R. Baty
                                              ---------------------------------
                                              Roderick R. Baty, President and
                                              Chief Executive Officer
                                                 (Duly Authorized Officer)


Date:  August 14, 2001                         /s/ David L. Dyckman
                                              ---------------------------------
                                              David L. Dyckman
                                              Chief Financial Officer and
                                              Vice President
                                                 (Principal Financial Officer)
                                                   (Duly Authorized Officer)


Date:  August 14, 2001                         /s/ William C. Kelly, Jr.
                                              ---------------------------------
                                              William C. Kelly, Jr.,
                                              Treasurer, Assistant Secretary and
                                              Chief Accounting Officer
                                              (Principal Accounting Officer)
                                                 (Duly Authorized Officer)