Form 10-Q
period 2001-06-30
NN INC
filed 2001-08-14
CIK 918541

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001
                                               --------------

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

As of  August 14, 2001 there were 15,267,875 shares of the registrant's common stock, par value $0.01 per share, outstanding.
==============================================================================


                                    NN, Inc.
                                      INDEX

                                                                                                      Page No.
Part I. Financial Information

Item 1.              Financial Statements:

                     Consolidated Statements of Income and Comprehensive Income for the
                        three and six months ended June 30, 2001 and 2000                                   2

                     Consolidated Balance Sheets at June 30, 2001 and December 31, 2000                     3

                     Consolidated Statements of Changes in Stockholders' Equity
                        for the six months ended June 30, 2001 and 2000                                     4

                     Consolidated Statements of Cash Flows for the six months
                        ended June 30, 2001 and 2000                                                        5

                     Notes to Consolidated Financial Statements                                             6

Item 2.              Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                                 10

Item 3.              Quantitative and Qualitative Disclosures About Market Risk                             15

Part II. Other Information

Item 4.              Submission of Matters to a Vote of Security Holders                                    17

Item 6.              Exhibits and Reports on Form 8-K                                                       17

Signatures                                                                                                  18




                                                    PART I. FINANCIAL INFORMATION

                                                               NN, Inc.
                                      Consolidated Statements of Income and Comprehensive Income
                                                             (Unaudited)

                                                                 Three Months Ended                    Six Months Ended
                                                                       June 30,                             June 30,
Thousands of  Dollars, Except Per Share Data                   2001                     2000         2001                  2000
                                                                                                                               -
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $47,350            $25,643              $97,577            $53,645
Cost of goods sold                                              35,320             17,965               73,504             38,311
                                                          -------------      -------------       --------------      -------------
  Gross profit                                                  12,030              7,678               24,073             15,334

Selling, general and administrative                              3,886              2,463                7,900              4,781
Depreciation and amortization                                    3,386              1,726                6,696              3,568
                                                          -------------      -------------       --------------      -------------
Income from operations                                           4,758              3,545                9,477              7,026

Interest expense, net                                            1,112                268                2,294                559
Equity in earnings (loss) of unconsolidated
   affiliates                                                       23            --                      (26)            --
Net gain on involuntary conversion                             (2,542)            --                   (2,542)            --
Other income                                                     (344)            --                     (476)            --
                                                          -------------      -------------       --------------      -------------
Income before provision for income taxes                         6,509              3,277               10,227              6,467
Provision for income taxes                                       2,437              1,035                4,073              2,115
Minority interest in consolidated subsidiary                       566            --                     1,102            --
                                                          -------------      -------------       --------------      -------------
  Income before cumulative effect of change                      3,506              2,242                5,052
   in accounting principle                                                                                                  4,352
                                                          -------------      -------------       --------------      -------------
  Cumulative effect of change in accounting                    --                 --                        98            --
   principle, net of income tax benefit of $112
   and related minority interest impact of $84
                                                          -------------      -------------       --------------      -------------
Net income                                                      $3,506             $2,242               $4,954             $4,352

Other comprehensive income (loss):
     Foreign currency translation adjustments                      205               (27)              (3,181)              (422)
                                                          -------------      -------------       --------------      -------------
     Comprehensive income                                       $3,711             $2,215               $1,773             $3,930
                                                          =============      =============       ==============      =============

Basic income per share:
   Income before cumulative effect of change
     in accounting principle                                    $ 0.23             $ 0.15               $ 0.33             $ 0.28
   Cumulative effect of change in accounting
     principle                                                 --                 --                    (0.01)            --
                                                          -------------      -------------       --------------      -------------
   Net income                                                   $ 0.23             $ 0.15               $ 0.32             $ 0.28
                                                          =============      =============       ==============      =============

   Weighted average shares outstanding                          15,253             15,244               15,251             15,244
                                                          =============      =============       ==============      =============

Diluted income per share:
   Income before cumulative effect of change
     in accounting principle                                    $ 0.23             $ 0.15               $ 0.33             $ 0.28
   Cumulative effect of change in accounting
     principle                                                 --                 --                    (0.01)            --
                                                          -------------      -------------       --------------      -------------
   Net Income                                                   $ 0.23             $ 0.15               $ 0.32             $ 0.28
                                                          =============      =============       ==============      =============

Weighted average shares outstanding                             15,532             15,436               15,522             15,437
                                                          =============      =============       ==============      =============

                                                       See accompanying notes.


                                                               NN, Inc.
                                                     Consolidated Balance Sheets


                                                                                         June 30,             December 31,
                                                                                          2001                    2000
Thousands of  Dollars                                                                  (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                                $ 6,629                   $ 8,273
  Accounts receivable, net                                                                  34,334                    29,549
  Inventories, net                                                                          23,523                    23,742
  Other current assets                                                                       3,475                     1,512
  Net current deferred tax asset                                                               104                       962
                                                                                    ---------------          ----------------
     Total current assets                                                                   68,065                    64,038

Property, plant and equipment, net                                                          87,057                    91,693
Goodwill, net                                                                               41,315                    27,865
Other non-current assets                                                                     5,127                     4,212
                                                                                    ---------------          ----------------
     Total assets                                                                         $201,564                  $187,808
                                                                                    ===============          ================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                               $                  $ 17,337
                                                                                            16,790
  Accrued salaries and wages                                                                 5,504                     6,929
  Income taxes payable                                                                       3,057                     1,341
  Payable to affiliates                                                                      2,739                     1,762
  Short-term notes                                                                        --                           2,000
  Short-term portion of long-term debt                                                       5,250                 --
  Other liabilities                                                                         10,694                     6,490
                                                                                    ---------------          ----------------
     Total current liabilities                                                              44,034                    35,859

Minority interest in consolidated subsidiaries                                              28,095                    30,257
Deferred income taxes                                                                        4,388                     5,353
Long-term debt                                                                              59,592                    50,515
Other                                                                                          775                       578
                                                                                    ---------------          ----------------
     Total liabilities                                                                     136,884                   122,562

     Total stockholders' equity                                                             64,680                    65,246
                                                                                    ---------------          ----------------

     Total liabilities and stockholders' equity                                           $201,564                  $187,808
                                                                                    ===============          ================

                                                       See accompanying notes.

                                      Consolidated Statements of Changes in Stockholders' Equity
                                                             (Unaudited)


                                    Common stock
Thousands of Dollars             Number          Par             Additional         Retained        Accumulated other
                                 of shares       Value         paid in capital      earnings        comprehensive loss  Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000             15,244           $153          $30,398           $31,255         $ (1,678)          $60,128
   Net income                        --             --              --                  4,352           --                 4,352
   Dividends                         --             --              --                (2,439)           --               (2,439)
   Other comprehensive loss          --             --              --                                    (422)            (422)
                                 -----------     ----------     ------------    --------------     -------------     ------------
Balance, June 30, 2000               15,244           $153          $30,398           $33,168         $ (2,100)          $61,619
                                 ===========     ==========     ============    ==============     =============     ============

Balance, January 1, 2001             15,247           $153          $30,414           $36,364         $ (1,685)          $65,246
  Net income                         --             --              --                  4,954           --                 4,954
  Dividends                          --             --              --                (2,440)           --               (2,440)
  Stock options exercised                18         --                  101          --                 --                   101
  Other comprehensive loss           --             --              --               --                 (3,181)          (3,181)
                                 -----------     ----------     ------------    --------------    --------------     ------------
Balance, June 30, 2001               15,265           $153          $30,515           $38,878         $ (4,866)          $64,680
                                 ===========     ==========     ============    ==============     =============     ============

                                                       See accompanying notes.


                                                               NN, Inc.
                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)

                                                                                                           Six Months Ended
                                                                                                               June 30,
Thousands of  Dollars                                                                                   2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                                           $4,954            $4,352
  Adjustments to reconcile net income:
    Depreciation and amortization                                                                       6,696             3,568
    Cumulative effect of change in accounting principle                                                    98          --
    Equity earnings of unconsolidated affiliate                                                            26              (66)
    Interest income on receivable from unconsolidated affiliate                                         (104)              (45)
    Minority interest in consolidated subsidiary                                                        1,102          --
    Changes in operating assets and liabilities:
      Accounts receivable                                                                             (5,150)           (2,497)
      Inventories                                                                                         337             1,110
      Other current assets                                                                              (264)           (1,962)
      Other assets                                                                                       (93)               356
      Accounts payable                                                                                  4,019             3,609
      Other liabilities                                                                                 1,789               453
                                                                                                 -------------    --------------
         Net cash provided by operating activities                                                     13,410             8,878
                                                                                                 -------------    --------------

Investing Activities:
 Acquisition of Delta Rubber Company, net of cash acquired                                           (23,674)          --
 Acquisition of plant, property, and equipment                                                        (2,939)           (3,663)
 Long-term note receivable                                                                            --                (3,120)
 Investment in unconsolidated earnings                                                                --                  (100)
                                                                                                 ------------- -- --------------
         Net cash used by investing activities                                                       (26,613)           (6,883)
                                                                                                 ------------- -- --------------

Financing Activities:
 Net proceeds under revolving credit facility                                                         --                  1,889
 Proceeds from long-term debt                                                                         21,066           --
 Repayment of long-term debt                                                                          (4,456)          --
 Repayment of short-term debt                                                                         (2,000)          --
 Proceeds from issuance of stock                                                                          101          --
 Dividends paid                                                                                       (2,440)           (2,439)
                                                                                                 -------------    --------------
         Net cash provided (used) by financing activities                                              12,271             (550)
                                                                                                 -------------    --------------
 Effect of exchange rate changes                                                                        (712)             (422)

Net Change in Cash and Cash Equivalents                                                               (1,644)             1,445
Cash and Cash Equivalents at Beginning of Period                                                        8,273             1,409
                                                                                                 -------------    --------------
Cash and Cash Equivalents at End of Period                                                            $ 6,629            $2,432
                                                                                                 =============    ==============


See accompanying notes.

                                    NN, Inc.
                   Notes To Consoldiated Financial Statements



Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the Company) have not been audited by independent accountants, except for the balance sheet at December 31, 2000. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 2001 and 2000, the Company's financial position at June 30, 2001 and December 31, 2000, and the cash flows for the six month periods ended June 30, 2001 and 2000. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

The results for the first and second quarters of 2001 are not necessarily indicative of future results.

Note 2.  Derivate Financial Instruments

The Company has an interest rate swap accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001. The Company adopted SFAS No. 133 on January 1, 2001 which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Standard requires the recognition of all derivative instruments on the balance sheet at fair value. The Standard allows for hedge accounting if certain requirements are met including documentation of the hedging relationship at inception and upon adoption of the Standard.

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

The cumulative effect of a change in accounting principles for the adoption of SFAS No. 133 effective January 1, 2001 resulted in a transition adjustment net loss of $98,000 which is net of an income tax benefit of $112,000 and the related minority interest impact of $84,000. The interest rate swap does not qualify for hedge accounting under the provisions of SFAS No. 133; therefore, the transition adjustment for adoption of SFAS No. 133 and any subsequent periodic changes in fair value of the interest rate swap are recorded in earnings.

As of June 30, 2001, the fair value of the swap is a loss of approximately $273,000 which is recorded in other noncurrent liabilities. The change in fair value during the six-month period ended June 30, 2001 was a gain of approximately $69,000 which has been included as a component of other income.

Note 3.  Inventories

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                                              June 30,        December 31,
                                                             2001                    2000
                                                              (Unaudited)
                                                           ---------------    ---------------
Raw materials                                                     $ 5,422            $ 4,431
Work in process                                                     6,174              5,265
Finished goods                                                     12,032             14,106
Less inventory reserve                                                105                 60
                                                           ---------------    ---------------
                                                                 $ 23,523           $ 23,742
                                                           ===============    ===============

Note 4.  Net Income Per Share

                                                           Three Months Ended                            Six Months Ended
                                                                 June 30,                                     June 30,
                                                         2001                     2000               2001                  2000
Thousands of  Dollars, Except  Share and Per Share Data
---------------------------------------------------- ----------------- --- --------------- --- ---------------- --- ----------------
Net income                                                    $ 3,506             $ 2,242              $ 4,954              $ 4,352
Adjustments to net income                                   --                   --                  --                   --
                                                     -----------------     ---------------     ----------------     ----------------
   Net income                                                 $ 3,506             $ 2,242              $ 4,954              $ 4,352
                                                     =================     ===============     ================     ================


Weighted average basic shares                              15,253,276          15,244,308           15,250,547           15,244,308
Effect of dilutive stock options                              279,147             191,204              271,420              192,509
                                                     -----------------     ---------------     ----------------     ----------------
Weighted average dilutive shares outstanding               15,532,423          15,435,512           15,521,967           15,436,817
                                                     =================     ===============     ================     ================
Basic net income per share                                     $ 0.23              $ 0.15              $  0.32              $  0.28
                                                     =================     ===============     ================     ================
Diluted net income per share                                   $ 0.23              $ 0.15              $  0.32              $  0.28
                                                     =================     ===============     ================     ================


Excluded from the shares outstanding for each of the second quarters ended June 30, 2001 and 2000 were 10,750 antidilutive options which had exercise prices ranging from $9.75 to $11.50. Excluded from the shares outstanding for each of the six months ended June 30, 2001 and 2000 were 10,750 antidilutive options which had exercise prices ranging from $9.75 to $11.50.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the December 31, 2000 Form 10-K. The Company evaluates segment performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company accounts for intersegment sales and transfers at current market prices; however, the Company did not have any material intersegment transactions during the three month or six month periods ended June 30, 2001 and 2000.

                                                                        Three Months Ended June 30,
                                                            2001                                             2000
Thousands of Dollars                  Ball & Roller      Euroball         Plastics      Ball & Roller      Euroball        Plastics
------------------------------------- --------------- ---------------- ---------------- --------------- --------------- ------------
Revenues from external customers            $ 14,214         $ 22,520         $ 10,616        $ 18,296            $ --       $ 7,347
Segment pretax profit (loss)                   4,390            2,310            (191)           3,142              --           135
Segment assets                                58,959           84,719           57,886          66,866              --        30,944


                                                                         Six Months Ended June 30,
                                                            2001                                             2000
Thousands of Dollars                  Ball & Roller      Euroball         Plastics      Ball & Roller      Euroball        Plastics
------------------------------------- --------------- ---------------- ---------------- --------------- --------------- ------------
Revenues from external customers            $ 30,013           47,857         $ 19,707        $ 37,421              --      $ 16,224
Segment pretax profit (loss)                   5,936            4,968            (677)           5,957              --           510
Segment assets                                58,959           84,719           57,886          66,866              --        30,944


Note 6.  Acquisitions and Joint Ventures

On February 16, 2001, the Company completed the acquisition of all of the outstanding stock of The Delta Rubber Company, a Connecticut corporation ("Delta") for $22.5 million in cash, of which $500,000 is to be held in escrow for one year from the date of closing. Delta provides high quality engineered bearing seals and other precision-molded rubber products to original equipment manufacturers. The Company plans to continue the operation of the Delta business, which operates a manufacturing facility in Danielson, Connecticut. AmSouth Bank provided financing for the transaction.

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

On August 31, 2000 the Company acquired a 51% ownership interest in NN Mexico, LLC ("NN Mexico"), a Delaware limited liability company. NN Mexico holds as its sole investment a 100% ownership interest in NN Arte, a manufacturer of plastic components located in Guadalajara, Mexico. To acquire its 51% ownership of NN Mexico, the Company made an initial contribution of $879,000, an additional contribution of $671,000, and is obligated to provide additional funding of $600,000 payable upon certain performance conditions at NN Arte. The Company is required to consolidate NN Mexico due to its ability to exercise control over NN Arte's operations and has accounted for this acquisition using the purchase method of accounting

Note 7.  Fire

On March 12, 2000, the Company experienced a fire at its Erwin, Tennessee facility. The fire was contained to approximately 30% of the production area and did not result in serious injury to any employee. Effected production was shifted to the Company's other facilities as possible as well as the use of other suppliers to protect product supply to customers. Insurance coverage for the loss provides for the reimbursement of replacement value of property and equipment damaged in the fire. A net gain of $2.5 million was recorded during the quarter ended June 30, 2001. The gain is due to insurance proceeds received from the insurance company related to the excess of insurance proceeds over the net book value of assets destroyed in the March 12, 2000 fire at the Erwin, Tennessee facility.

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

Note 9.  New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations"(Statement No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement No. 142). Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. The effective date of Statement No. 142 is January 1, 2002. As of the date of adoption, the Company expects to have unamortized goodwill of approximately $38.0 million, which will be subject to the provisions of Statement No. 142. Amortization expense related to goodwill was $0.9 million and $0.8 million for the year ended December 31, 2000 and the six months ending June 30, 2001, respectively. The Company is currently evaluating the impact of adoption of Statement No. 142.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000

Net Sales. Net sales increased by approximately $21.7 million, or 84.7%, from $25.6 million for the second quarter of 2000 to $47.4 million for the second quarter of 2001. The formation of Euroball in July of 2000 contributed $20.0 million of the increase, excluding the second quarter sales of the Ireland facility, which was consolidated into the results of the Company prior to the formation of Euroball. The Company's acquistion of Delta on February 16, 2001 contributed an additional $4.5 million to the increase. Offsetting these increases were decreased sales of $1.5 million and $1.3 million for the Company's domestic ball and roller and plastics divisions, respectively. These decreases were due mainly to decreased demand for the Company's products in the
U. S related to the soft domestic economy.

Gross Profit. Gross profit increased approximately $4.3 million or 56.7%, from $7.7 million for the second quarter of 2000 to $12.0 million for the second quarter of 2001. Excluding the Ireland facility's gross profit for the second quarter of 2001, Euroball contributed $4.8 million to the increase. The acquisiton of Delta accounted for $1.2 million of the increase. Offsetting these increases were decreased gross profits of $1.7 million at the domestic ball and roller and plastics divisions, primarily due to decreased revenues. As a percentage of net sales, gross profit decreased from 29.9% in the second quarter of 2000 to 25.4% for the same period in 2001. This decrease in gross profit as a percentage of net sales was due primarily to decreased levels of revenue volumes at the domestic divisions and the resulting deleverage of margins as compared to the same period in the prior year.

Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $1.4 million or 57.8% from $2.5 million in the second quarter of 2000 to $3.9 million in the second quarter of 2001. The formation of Euroball contributed $1.6 million of the increase. The acqusition of Delta contributed $0.3 million of the increase. Primarily offsetting these increases were decreases of $0.6 million for the plastic divisions due primarily to planned administrative reductions. As a percentage of net sales, selling, general and administrative expenses decreased from 9.6% for the second quarter of 2000 to 8.2% for the same period in 2001.

Depreciation and Amortization. Depreciation expense increased by approximately $1.7 million from $1.7 million for the second quarter of 2000 to $3.4 million for the same period in 2001. Excluding the Ireland facility's depreciation for the second quarter of 2001, Euroball contributed $1.3 million to the increase. The acquisition of Delta accounted for $0.4 million of the increase. As a percentage of net sales, depreciation expense increased from 6.7% in the second quarter of 2000 to 7.2% in the second quarter of 2001.

Interest Expense. Interest expense, net increased by approximately $0.8 million from $0.3 million in the second quarter of 2000 to $1.1 million during the same period in 2001. Interest expense incurred by Euroball to finance the joint venture transaction accounted for $0.3 million of the increase. The remainder of the increase was due to amounts outstanding under the Company's line of credit in the second quarter of 2001. In February 2001, the Company borrowed $22.5 million under the line of credit for the purchase of Delta. As a percentage of net sales, interest expense, net increased from 1.0% in the second quarter of 2000 to 2.2% for the same period in 2001.

Equity in Earnings (Loss) of Unconsolidated Affiliates. Equity in earnings
(loss) of unconsolidated affiliates changed from $53,000 in the second quarter of 2000 to a loss of $23,000 during the same period of 2001. The decrease is due to the Company's share of earnings from the NN General joint venture with

General Bearing Corporation. Earnings from this venture were offset by losses incurred from the start-up of NN Asia, a joint venture formed to market products produced by NN General.

Net Gain on Involuntary Conversion. The Company recognized a net gain on involuntary conversion of $2.5 million in the second quarter of 2001. The gain is due to insurance proceeds received from the insurance company related to the excess of insurance proceeds over the net book value of assets destroyed in the March 12, 2000 fire at the Erwin, Tennessee facility.

Minority Interest of Consolidated Subsidiary. Minority interest of consolidated subsidiary increased $0.6 million from $0 for the second quarter of 2000 to $0.6 million for the second quarter of 2001. This increase is due to Company's Euroball and Arte joint ventures which began operations in the third quarter and fourth quarter of 2000, respectively. The Company is required to consolidate these joint ventures due to its majority voting ownership. The Company owns 54% of the shares of Euroball and 51% of the shares of Arte. Minority interest of consolidated subsidiary represents the combined interest of the minority partners of Euroball at 46% and Arte at 49%, respectively.

Net Income. Net income increased by $1.3 million or 56.4%, from $2.2 million for the second quarter of 2000 to $3.5 million for the same period in 2001. As a percentage of net sales, net income decreased from 8.7% in the second quarter of 2000 to 7.4% for the second quarter of 2001.


Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Net Sales. Net sales increased by approximately $44.0 million, or 81.9%, from $53.6 million for the first six months of 2000 to $97.6 million for the same period in 2001 The formation of Euroball in July of 2000 contributed $42.9 million of the increase, excluding the first six months sales of the Ireland facility, which was consolidated into the results of the Company prior to the formation of Euroball. The Company's acquisition of Delta on February 16, 2001 contributed an additional $6.7 million of the increase. Offsetting these increases were decreased sales of $2.4 million and $3.2 million from the Company's ball and roller division and IMC, respectively. These decreases were due mainly to domestic economic conditions and resulting reduced demand for the Company's products for the first half of 2001.

Gross Profit. Gross profit increased by approximately $8.8 million, or 57.0%, from $15.3 million for the first six months of 2000 to $24.1 million for the same period in 2001. The formation of Euroball in July 2000, excluding the Ireland facility, contributed $10.5 million of the increase. The Delta acquisition in February of 2001contributed an additional $1.8 million of the increase. Offsetting these increases were decreased gross profits of $1.8 million and $1.7 million at the domestic ball and roller division and IMC respectively. As a percentage of net sales, gross profit decreased from 28.6% in the first six months of 2000 to 24.7% in the same period of 2001.

Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $3.1 million, or 65.2%, from $4.8 million in the first six months of 2000 to $7.9 million in the same period in 2001. The formation of Euroball in July 2000, excluding the Ireland facility, contributed $3.1 million of the increase. The Company's acqusition of Delta in February 2001 contributed $0.5 million of the increase. Offsetting this increase were decreases related to planned administrative reductions at the Company's plastic division of $0.8 million. As a percentage of net sales, selling, general and administrative expenses decreased from 8.9% in the first six months of 2000 to 8.1% for the same period in 2001.

Depreciation and Amortization. Depreciation expense increased by approximately $3.1 million from $3.6 million for the first six months of 2000 to $6.7 million for the same period in 2001. The formation of Euroball in July 2000, excluding the Ireland facility, contributed $2.3 million. The Company's acquisition of Delta in February 2001 contributed $0.5 million of the increase. The remainder of the increase was due to purchases of capital equipment at the Company's domestic ball and roller and IMC facilities. As a percentage of net sales, depreciation expense increased from 6.7% for the first six months of 2000 to 6.9% for the same period in 2001.

Interest Expense. Interest expense, net increased by approximately $1.7 million from $0.6 in the first six months of 2000 to $2.3 million during the same period in 2001. Interest expense incurred by Euroball to finance the joint venture transaction accounted for $0.9 million of the increase. The remainder of the increase was due to amounts outstanding under the Company's line of credit in the first half of 2001. In February 2001, the Companys borrowed $22.5 million under the line of credit for the purchase of the Delta Rubber Company. As a percentage of net sales, interest expense, net increased from 1.0% in the first half of 2000 to 2.3% for the same period in 2001.

Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates changed from $0 in the first half of 2000 to a gain of $26,000 during the same period of 2001. The increase is due to the Company's share of earnings from the NN General joint venture with General Bearing Corporation. Earnings from this venture were offset by losses incurred from the start-up of NN Asia, a joint venture formed to market products produced by NN General.

Net Gain on Involuntary Conversion. The Company recognized a net gain on involuntary conversion of $2.5 million in the first half of 2001. The gain is due to insurance proceeds received from the insurance company related to the excess of insurance proceeds over the net book value of assets destroyed in the March 12, 2000 fire at the Erwin, Tennessee facility.

Minority Interest of Consolidated Subsidiary. Minority interest of consolidated subsidiary increased $1.1 million from $0 for the first half of 2000 to $1.1 million for the first half of 2001. This increase is due to Company's Euroball and Arte joint ventures which began operations in the third and fourth quarters in 2000, respectively. The Company is required to consolidate these joint ventures due to its ability to exercise control over the operations. The Company owns 54% of the shares of Euroball and 51% of the shares of Arte. Minority interest of consolidated subsidiary represents the combined interest of the minority partners of Euroball at 46% and Arte at 49% respectively.

Net Income. Net income increased by approximately $0.6 million, or 13.8%, from $4.4 million for the first six months of 2000 to $5.0 million for the same period for 2001. As a percentage of net sales, net income decreased from 8.1% for the first six months of 2000 to 5.1% for the same period for 2001.

Liquidity and Capital Resources

On July 20, 2001, the Company entered into a syndicated loan agreement with AmSouth Bank ("AmSouth") as the administrative agent for the lenders, for a senior revolving credit facility of up to $25 million, expiring on July 25, 2003 and a senior term loan for $35 million expiring on July 1, 2006. These facilities are unsecured except for certain inter-company loans. This credit facility replaces the $25 million revolving credit facility that was temporarily extended and restated in February of 2001 to $50 million and the additional $2 million of availablity extended in March of 2001. Amounts outstanding under the revolving facility and the term loan facility bear interest at a floating rate equal to LIBOR plus an applicable margin between 0.75% to 2.00% based upon calculated finacial ratios. The loan agreement contains customary financial and non-financial covenants.

In July 2000, NN Euroball ApS, and its subsidiaries entered into a loan agreement with HypoVereinsbank Luxembourg S.A. as agent for Bayerische Hypo-und Vereinsbank AG of Munich, Germany for a senior secured revolving credit facility of Euro 5 million, expiring on July 15, 2006 and a senior secured term loan of Euro 36 million, expiring on July 15, 2006. On July 31, 2000, upon the consummation of the joint venture, NN Euroball ApS borrowed a total of Euro 31,500,000 against these facilities for acquisition financing. Additional working capital and capital expenditure financing are provided for under the facility. Amounts outstanding under the facilities accrue interest at a floating rate equal to EURIBOR plus an applicable margin of between 1.125% to 2.25% based upon calculated financial ratios. Additionally, the Company has an interest rate swap that fixes the interest rate for 12.5 million Euros outstanding under the facilities. The interest rate swap agreement expires in July 2006. The loan agreement contains various restrictive financial and non financial covenants. The Company, as of June 30, 2001, was in compliance with all such covenants.

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

Working capital, which consists principally of accounts receivable and inventories, was $24.0 million at June 30, 2001 as compared to $28.2 million at December 31, 2000. The decrease is primarily attributable to the Company's refinancing activity as discussed above in this section. The ratio of current assets to current liabilities decreased from 1.79:1 at December 31, 2000 to 1.55:1 at June 30, 2001. Cash flow from operations increased from $8.9 million during the first six months of 2000 to $13.4 million during the same period in 2001. The increase is primarily attributable to the Company's acquisition and joint venture activity.

During 2001, the Company plans to spend approximately $5.3 million on capital expenditures of which approximately $2.9 million has been spent through June 30, 2001. The Company intends to finance these activities with cash generated from operations and funds available under the credit facility described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 2001.

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

The following paragraphs discuss the risk factors the Company regards as the most significant, although the Company wishes to caution that other factors that are currently not considered as significant or that currently cannot be foreseen may in the future prove to be important in affecting the Company's financial position and results of operations. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include a $25.0 million floating rate revolving credit facility which is used to maintain liquidity and fund its business operations as well as a $35.0 million floating rate term loan. Additionally, Euroball has a 5.0 million Euro floating rate revolving credit facility and a
36.0 million Euro floating rate secured term loan. Additionally, the Company has an interest rate swap that fixes the interest rate for 12.5 million Euros outstanding under the facilities. The interest rate swap expires in July 2006. At June 30, 2001, the Company had $45.8 million outstanding under the domestic revolving credit facility and term loan and Euroball had $19.1 million outstanding under the Euroball revolving credit facility and term loan. A one-percent increase in the interest rate charged on the Company's outstanding borrowings under the revolving credit facility and term loans would result in interest expense increasing by approximately $524,000. The nature and amount of the Company's borrowings may vary as a result of future business requirements, market conditions and other factors.

The Company's operating cash flows denominated in foreign currencies are exposed to changes in foreign exchange rates. Beginning in the 1997 fourth quarter, upon the commencement of production in its Kilkenny, Ireland facility, the Company began to bill and receive payment from some of its foreign customers in their own currency. To date, the Company has not been materially adversely affected by currency fluctuations of foreign exchange restrictions The Company did not hold a position in any foreign currency instruments as of June 30, 2001.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on May 17, 2001. As of March 17, 2001, the record date for the meeting, there were 15,246,909 shares of common stock outstanding and entitled to vote at the meeting. There were present at said meeting, in person or by proxy, stockholders holding 14,447,781 shares of common stock, constituting approximately 95% of the shares of common stock outstanding and entitled to vote, which constituted a quorum.

The first matter voted upon at the meeting was the election of Michael D. Huff and Michael E. Werner as Class I Directors to serve for three-year terms. The results of the voting in connection with such elections were as follows:

                              FOR                                  WITHHELD
Michael D. Huff           13,747,666                                700,115
Michael E. Werner         13,747,204                                700,577

Accordingly, all nominees were elected to serve until the 2004 Annual Meeting of Stockholders and until their successors are duly elected and qualified. In addition to the foregoing directors, G. Ronald Morris, Steven T. Warshaw and James L. Earsley are serving terms to expire at the 2002 Annual Meeting of Stockholders, and Richard D. Ennen and Roderick R. Baty are serving terms which are to expire at the 2003 Annual Meeting of Stockholders. Mr. Ennen, the Company's founder, continues in his position as Chairman of the Company's Board of Directors.

The second matter voted upon at the 2001 Annual Meeting of Stockholders was the approval of an amendment to the Company's Stock Incentive Plan to change the name of the number of shares from 1,625,000 to 2,450,000. The vote was 9,197,320 For and 2,830,908 Against, and there were 5,605 Abstentions.

The Third matter voted upon at the 2001 Annual Meeting of Stockholders was the ratification of KPMG LLP as independent public accountants to audit the Company's accounts for the fiscal year ending December 31, 2001. The vote was 14,438,365 For and 3,811 Against, and there were 5,605 Abstentions.

Item 6.  Exhibits and Reports on Form 8-K.

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                          NN, Inc.
                                             -----------------------------------
                                                        (Registrant)


Date: August 14, 2000                        /s/ Roderick R. Baty
                                             -----------------------------------
                                                Roderick R. Baty,
                                                President and Chief Executive
                                                Officer
                                                (Duly Authorized Officer)


Date: August 14, 2000                        /s/ David Dyckman
                                             -----------------------------------
                                                David Dyckman
                                                Chief Financial Officer
                                                (Principal  Financial Officer)
                                                (Duly Authorized Officer)


Date: August 14, 2000                        /s/ William C. Kelly, Jr.
                                             -----------------------------------
                                                 William C. Kelly, Jr.,
                                                 Treasurer, Secretary and
                                                 Chief Accounting Officer
                                                 (Principal Accounting Officer)
                                                 (Duly Authorized Officer)