Form 10-Q
period 2001-09-30
NN INC
filed 2001-11-14
CIK 918541

==============================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

As of November 14, 2001 there were 15,296,672 shares of the registrant's common stock, par value $0.01 per share, outstanding.
==============================================================================================

                                    NN, Inc.
                                      INDEX

                                                                                   PAGE NO.
Part I. Financial Information

Item 1.        Financial Statements:

               Consolidated Statements of Income and Comprehensive Income for the three
                  and nine months ended September 30, 2001 and 2000                         2

               Consolidated Balance Sheets at September 30, 2001 and December 31, 2000      3

               Consolidated Statements of Changes in Stockholders' Equity for the nine
                  months ended September 30, 2001 and 2000                                  4

               Consolidated Statements of Cash Flows for the nine months ended
                   September 30, 2001 and 2000                                              5

               Notes to Consolidated Financial Statements                                   6

Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      11

Part II. Other Information

Item 6.        Exhibits and Reports on Form 8-K                                            18

Signatures                                                                                 19

                       PART I. FINANCIAL INFORMATION

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                             Three Months Ended            Nine Months Ended
Thousands of  Dollars, Except Per Share        September 30,                 September 30,
Data                                         2001           2000           2001         2000
------------------------------------------------------------------------------------------------
Net sales                                   $ 42,576      $ 37,075       $ 140,153     $ 90,720
Cost of goods sold                            32,889        26,103         106,393       64,415
                                          -----------     ---------     -----------   ----------
  Gross profit                                 9,687        10,972          33,760       26,305

Selling, general and administrative            4,147         3,236          12,047        8,017
Depreciation and amortization                  3,474         2,535          10,170        6,103
Restructuring costs                              750            --             750           --
                                          -----------     ---------     -----------   ----------
Income from operations                         1,316         5,201          10,793       12,185

Interest expense, net                            920           651           3,214        1,209
Equity in (earnings) loss of
unconsolidated affiliates                         13          (39)            (13)        (105)
Net (gain) loss on involuntary
   conversion                                 (1,359)           --         (3,901)           25
Other (income) expense                            15            --           (461)           --
                                          -----------     ---------     -----------   ----------
Income before provision for income taxes       1,727         4,589          11,954       11,056
Provision for income taxes                       806         1,722           4,879        3,837
Minority interest of consolidated                177           424           1,279          424
subsidiaries                             -----------     ---------     -----------   ----------
  Income before cumulative effect of
  change in accounting principle                 744         2,443           5,796        6,795
Cumulative effect of change in
  accounting  principle, net of income
  tax benefit of $112 and related minority
  interest impact of $84                          --            --              98           --
                                          -----------     ---------     -----------   ----------
    Net income                                   744         2,443           5,698        6,795

Other comprehensive income (loss):
     Foreign currency translation                306       (2,058)         (2,875)      (2,480)
                                          -----------     ---------     -----------   ----------
     Comprehensive income                    $ 1,050        $  385      $   2,823       $ 4,315
                                          ===========     =========     ===========   ==========

Basic income per common share:
  Income before cumulative effect of
    change in accounting principle           $  0.05       $  0.16         $  0.38      $  0.45
  Cumulative effect of change in
    accounting principle                          --            --          (0.01)           --
                                          -----------     ---------     -----------   ----------
  Net income                                 $  0.05       $  0.16         $  0.37      $  0.45
                                          ===========     =========     ===========   ==========
  Weighted average shares outstanding         15,286        15,245          15,253       15,245
                                          ===========     =========     ===========   ==========

Diluted income per common share:

  Income before cumulative effect of
    change in accounting principle           $  0.05       $  0.16         $  0.37      $  0.44
  Cumulative effect of change in
    accounting  principle                         --            --          (0.01)           --
                                          -----------     ---------     -----------   ----------
  Net income                                 $  0.05       $  0.16         $  0.37      $  0.44
                                          ===========     =========     ===========   ==========
  Weighted average shares outstanding         15,584        15,424          15,505       15,433
                                          ===========     =========     ===========   ==========

                             See accompanying notes.

                                    NN, Inc.
                           Consolidated Balance Sheets

                                                             September 30,        December 31,
                                                                 2001                2000
Thousands of  Dollars                                                (Unaudited)
----------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                  $  7,705         $  8,273
  Accounts receivable, net                                     30,837           29,549
  Inventories, net                                             24,001           23,742
  Other current assets                                          2,568            1,512
  Net current deferred tax asset                                  746              962
                                                           -----------      -----------
     Total current assets                                      65,857           64,038

Property, plant and equipment, net                             88,039           91,693
Goodwill, net                                                  42,241           27,865
Other assets                                                    5,468            4,212
                                                           -----------      -----------
     Total assets                                           $ 201,605        $ 187,808
                                                           ===========      ===========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                           $ 14,563         $ 17,337
  Accrued salaries & wages                                      4,326            6,929
  Income taxes payable                                          4,229            1,341
  Payable to affiliates                                         1,382            1,762
  Short-term notes payable                                         --            2,000
  Short-term portion of long-term notes                         7,000               --
  Other current liabilities                                    12,016            6,490
                                                           -----------      -----------
     Total current liabilities                                 43,516           35,859

Minority interest in consolidated subsidiaries                 30,763           30,257
Long-term notes                                                57,215           50,515
Deferred income taxes                                           4,932            5,353
Other non-current liabilities                                     529              578
                                                           -----------      -----------
     Total liabilities                                        136,955          122,562

     Total stockholders' equity                                64,650           65,246
                                                           -----------      -----------
     Total liabilities and stockholders' equity              $201,605         $187,808
                                                           ===========      ===========

                             See accompanying notes.

                                    NN, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                Accumulated
                                       Common stock     Additional                 other
Thousands of Dollars                Number       Par     paid in    Retained    comprehensive
                                   Of shares    value     capital   earnings       (loss)       Total
-----------------------------------------------------------------------------------------------------
Balance, January 1, 2000            15,244      $153     $30,398     $31,255     $(1,678)     $60,128
   Shares issued                         3        --          16          --           --          16
   Net income                           --        --          --       6,795           --       6,795
   Dividends paid                       --        --          --     (3,659)           --     (3,659)
    Other comprehensive loss            --        --          --          --      (2,480)     (2,480)
                                    -------    ------    --------    --------    ---------    --------
Balance, September 30, 2000         15,247      $153     $30,414     $34,391     $(4,158)     $60,800
                                    =======    ======    ========    ========    =========    ========

Balance, January 1, 2001            15,247      $153     $30,414     $36,364     $            $65,246
                                                                                  (1,685)
  Shares issued                         50         1         242          --           --         243
  Net income                            --        --          --       5,698           --       5,698
  Dividends paid                        --        --          --     (3,662)           --     (3,662)
  Other comprehensive loss              --        --          --          --      (2,875)     (2,875)
                                    -------    ------    --------    --------    ---------    --------
Balance, September 30, 2001         15,297      $154     $30,656     $38,400     $(4,560)     $64,650
                                    =======    ======    ========    ========    =========    ========

                             See accompanying notes.

                                    NN, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                         September 30,
Thousands of  Dollars                                                 2001         2000
----------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                          $5,698      $6,795
  Adjustments to reconcile net income:
    Depreciation and amortization                                     10,170       6,103
    Cumulative effect of change in accounting principle                   98           -
    Equity earnings of unconsolidated affiliate                         (13)       (105)
    Interest income on receivable from unconsolidated affiliate        (104)        (95)
    Minority interest in consolidated subsidiary                       1,279         424
    Restructuring costs                                                  750           -
    Changes in operating assets and liabilities:
      Accounts receivable                                              1,317     (3,392)
      Inventories                                                      1,005          54
      Other current assets                                           (1,611)     (2,119)
      Other assets                                                   (1,330)     (1,413)
      Accounts payable                                               (3,824)       8,074
      Other liabilities                                                5,744         420
                                                                    ---------    --------
         Net cash provided by operating activities                    19,179      14,746
                                                                    ---------    --------

Investing Activities:
 Acquisition of Delta Rubber Company, net of cash acquired          (23,674)           -
 Acquisition of property, plant, and equipment                       (4,961)     (4,971)
 Long-term note receivable                                                 -     (3,120)
 Investment in unconsolidated affiliates                                   -       (100)
 Acquisition of Euroball, net of cash acquired                            -     (56,521)
                                                                    ---------    --------
         Net cash used by investing activities                      (28,635)     (64,712)
                                                                    ---------    --------

Financing Activities:
 Net proceeds under revolving credit facility                              -       5,480
 Proceeds from long-term debt                                         71,429      27,796
 Repayment of long-term debt                                        (56,762)           -
 Repayment of short-term debt                                        (2,000)           -
 Proceeds from issuance of stock                                         243          15
 Minority shareholders capital contribution                                -      29,600
 Dividends paid                                                      (3,662)     (3,659)
                                                                    ---------    --------
         Net cash provided by financing activities                     9,248      59,232
                                                                    ---------    --------

Effect of exchange rate changes                                        (360)     (2,480)

Net Change in Cash and Cash Equivalents                                (568)       6,786
Cash and Cash Equivalents at Beginning of Period                       8,273       1,408
                                                                    ---------    --------
Cash and Cash Equivalents at End of Period                           $ 7,705     $ 8,194
                                                                    =========    ========

                             See accompanying notes.

                                    NN, Inc.
                   Notes To Consolidated Financial Statements

Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the Company)
have not been audited by independent accountants, except for the balance sheet at December 31, 2000. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 2001 and
2000, the Company's financial position at September 30, 2001 and December 31,
2000, and the cash flows for the nine month periods ended September 30, 2001 and
2000. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

The results for the first three quarters of 2001 are not necessarily indicative of future results.

Note 2.  Derivate Financial Instruments

The Company has an interest rate swap accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative
Instruments and Hedging Activities", effective January 1, 2001. The Company adopted SFAS No. 133 on January 1, 2001, which establishes accounting and reporting standards for derivative instruments and for hedging activities. The
Standard requires the recognition of all derivative instruments on the balance sheet at fair value. The Standard allows for hedge accounting if certain requirements are met including documentation of the hedging relationship at inception and upon adoption of the Standard.

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

As of September 30, 2001, the fair value of the swap is a loss of approximately
$455,000, which is recorded in other non-current liabilities. The change in fair value during the three and nine-month periods ended September 30, 2001 was a loss of approximately $182,000 and $113,000, respectively, which has been included as a component of other (income) expense.

Note 3.  Inventories

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                                                  September 30,  December 31,
                                                                     2001          2000
                                                                   (Unaudited)
                                                                   ----------    ----------
Raw materials                                                      $             $
                                                                       5,686         4,431
Work in process                                                        5,490         5,265
Finished goods                                                        12,952        14,106
Less inventory reserves                                                  127            60
                                                                   ----------    ----------
                                                                     $24,001       $23,742
                                                                   ==========    ==========

Note 4.  Net Income Per Share

                                           Three Months Ended          Nine Months Ended
                                              September 30,              September 30,
                                          2001          2000          2001            2000

Thousands of  Dollars, Except  Share and Per Share Data
---------------------------------------------------------------------------------------------
Net income                                 $ 744        $ 2,443       $ 5,698     $    6,795
Adjustments to net income                     --             --            --             --
                                      -----------    -----------   -----------    -----------
   Net income                              $ 744        $ 2,443       $ 5,698        $ 6,795
                                      ===========    ===========   ===========    ===========

Weighted average basic shares         15,285,606     15,245,147    15,252,869     15,244,565
Effect of dilutive stock options         298,870        178,980       252,545        188,905
                                      -----------    -----------   -----------    -----------
Weighted average dilutive shares      15,584,476     15,424,127    15,505,414     15,433,470
outstanding                           ===========    ===========   ===========    ===========

Basic net income per share                $ 0.05         $ 0.16       $  0.37        $  0.45
                                      ===========    ===========   ===========    ===========
Diluted net income per share              $ 0.05         $ 0.16       $  0.37        $  0.44
                                      ===========    ===========   ===========    ===========

Excluded from the shares outstanding for each of the three and nine month periods ended September 30, 2001 and 2000 were 10,750 antidilutive options, which had exercise prices ranging from $9.75 to $11.50.

Note 5.  Segment Information

During 2001, the Company's reportable segments are based on differences in product lines and geographic locations and are divided between balls and rollers, European operations ("Euroball") and plastics. The ball and roller segment comprises three manufacturing facilities in the eastern United States.
The Euroball segment acquired in July 2000 comprises manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany and Pinerolo, Italy. All of the
facilities in the ball and roller and Euroball segments are engaged in the production of precision balls and rollers used primarily in the bearing industry. The plastics segment is comprised of the Industrial Molding
Corporation ("IMC") business, located in Lubbock, Texas, which was acquired in
July 1999, NN Arte ("Arte") formed on August of 2000, located in Guadalajara,
Mexico and the Delta Rubber Company ("Delta") business, located in Danielson,
Connecticut, which was acquired in February 2001. IMC and Arte are engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, fiber optic and consumer hardware markets. Delta is engaged in the production of engineered bearing seals and other precision-molded rubber products to original equipment manufacturers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the December 31, 2000 Form 10-K.
The Company evaluates segment performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The
Company accounts for inter-segment sales and transfers at current market prices;
however, the Company did not have any material inter-segment transactions during the three month or nine month periods ended September 30, 2001 and 2000.

                                             Three Months Ended September 30,
                                          2001                              2000
                             Ball &                             Ball &
Thousands of Dollars         Roller    Euroball    Plastics     Roller    Euroball   Plastics
--------------------------- --------- ----------- ----------- ----------- ---------- ----------
Revenues from external      $ 11,884    $ 19,541    $ 11,151    $ 16,203   $ 13,040    $ 7,832
customers
Segment pretax profit          1,714       1,056     (1,043)       2,272      1,618        699
(loss)
Segment assets                61,162      82,200      58,243      60,819     87,368     30,855

                                             Nine Months Ended September 30,
                                          2001                              2000
                             Ball &                             Ball &
Thousands of Dollars         Roller    Euroball    Plastics     Roller    Euroball   Plastics
--------------------------- --------- ----------- ----------- ----------- ---------- ----------
Revenues from external      $ 41,897    $ 67,398    $ 30,858    $ 53,624   $ 13,040   $ 24,056
customers
Segment pretax profit          7,699       5,975     (1,720)       7,808      1,618      1,630
(loss)
Segment assets                61,162      82,200      58,243      60,819     87,368     30,855

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

On March 16, 2000, the Company entered into a 50/50 joint venture with General
Bearing Corporation called NN General LLC ("NN General"), which owns a 60%
position in Jiangsu General Ball & Roller Company, Ltd. ("JGBR"), a Chinese
precision ball and roller manufacturer located in Rugao City, Jiangsu
Providence, China. The Company's investment includes a cash loan of $3.4 million and $0.1 million of equity. Jiangsu Steel Ball Factory owns the remaining 40% of the Chinese company.

On July 31, 2000, the Company formed a majority owned stand-alone company in
Europe, NN Euroball ApS ("Euroball"), for the manufacture and sale of chrome steel balls used for ball bearings and other products. The Company owns 54% of
Euroball. AB SKF ("SKF") and FAG Kugelfisher Georg Shafer AG ("FAG") each own
23%. As part of the transaction, Euroball acquired the ball factories located in
Pinerolo, Italy (previously owned by SKF), Eltmann, Germany (previously owned by
FAG), and Kilkenny, Ireland (previously owned by the Company). Acquisition financing of approximately 31.5 million Euro (approximately $29.7 million) was drawn at closing, and the credit facility provides for additional working capital expenditure financing. The Company is required to consolidate Euroball due to its ability to exercise control over its operations and has accounted for the acquisitions of the Pinerolo, Italy and Eltmann, Germany ball factories using the purchase method of accounting. Goodwill arising from this acquisition is being amortized on a straight-line basis over 20 years.

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

Note 7.  Fire

On March 12, 2000, the Company experienced a fire at its Erwin, Tennessee facility. The fire was contained to approximately 30% of the production area and did not result in serious injury to any employee. Effected production was shifted to the Company's other facilities as possible as well as the use of other suppliers to protect product supply to customers. Insurance coverage provides for the reimbursement of replacement value of property and equipment damaged in the fire. During September 2001, after receiving reimbursement for all property damaged in the fire, the Company reached a final settlement with the insurance company and anticipates no further proceeds from them. A gain of
$1.4 million was recorded during the quarter ended September 30, 2001 and a gain of $3.9 million was recorded during the nine months ended September 30, 2001.

Note 8.  Plant Closing

In September of 2001, the Company announced that it would close its Walterboro,
South Carolina ball manufacturing facility as part of its ongoing strategy to locate manufacturing capacity in closer proximity to customers. The Euroball joint venture concluded in August of 2000 was a part of this strategy of redistributing global manufacturing capacity beyond North America. In addition to its three European ball manufacturing facilities operating under Euroball, the Company will continue to operate two domestic facilities in Erwin, Tennessee and Mountain City, Tennessee. Transfer of production from the Walterboro facility will continue through the fourth quarter and conclude prior to year-end. Management plans to relocate the machinery and equipment located at the Walterboro facility to its other global manufacturing facilities. Current plans are to sell the land and building. The plant closing will result in the termination of approximately 80 full time hourly and salaried employees prior to the end of the year. The Company recorded a restructuring charge of $750,000 in the third quarter of 2001 pertaining to severance pay to the terminated employees. Accrued restructuring charges of $750,000 are included in other current liabilities at September 30, 2001. Expenses for moving machinery and equipment and other costs associated with closing the facility will be charged in the period they are incurred.

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
141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. The effective date of Statement No. 142 is January 1, 2002. As of the date of adoption, the Company expects to have unamortized goodwill of approximately $42.0 million, which will be subject to the provisions of
Statement No. 142. Amortization expense related to goodwill was $0.9 million and
$1.8 million for the year ended December 31, 2000 and the nine months ending
September 30, 2001, respectively. The Company is currently evaluating the impact of adoption of Statement No. 142.

In July 2001, the FASB issued Statement of Financial Accounting Standards No.
143, "Accounting For Asset Retirement Obligations." This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of adoption of Statement No. 143.

In October 2001, The FASB issued Statement of Financial Accounting Standards No.
144, "Accounting

For The Impairment or Disposal of Long-lived Assets." This Statement supercedes
Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.
The Company is currently evaluating the impact of adoption of Statement No. 144.

Note 10.  Long-Term Debt

On July 20, 2001, the Company entered into a syndicated loan agreement with
AmSouth Bank ("AmSouth") as the administrative agent for the lenders, for a senior non-secured revolving credit facility of up to $25 million, expiring on
July 25, 2003 and a senior non-secured term loan for $35 million expiring on
July 1, 2006. This credit facility replaces the $25 million revolving credit facility that was temporarily extended and restated in February of 2001 to $50 million and the additional $2 million of availability extended in March of 2001.
Amounts outstanding under the revolving facility and the term loan facility bear interest at a floating rate equal to LIBOR plus an applicable margin of 0.75% to
2.00% based upon calculated financial ratios. The loan agreement contains customary financial and non-financial covenants. The Company, as of September
30, 2001 was in compliance with all such covenants.

Note 11.  Subsequent Event

On November 6, 2001, a customer of IMC filed for voluntary Chapter 7 bankruptcy.
As of September 30, 2001 the Company had a trade accounts receivable balance of approximately $1.0 million with this customer, which has subsequently been reduced to approximately $0.8 million. For the nine-month period ended September
30, 2001, the Company recorded sales of approximately $1.8 million to this customer. As of September 30, 2001, the Company has increased its allowance for doubtful accounts by approximately $0.4 million as a result of this bankruptcy filing.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2001 Compared to the Three Months Ended
September 30, 2000

Net Sales. Net sales increased by approximately $5.5 million, or 14.8%, from
$37.1 million for the third quarter of 2000 to $42.6 million for the third quarter of 2001. The formation of Euroball in July of 2000 contributed $5.8 million of the increase, including the third quarter net sales of the Ireland facility, which was consolidated into the results of the Company prior to the formation of Euroball. The Company's acquisition of Delta on February 16, 2001 contributed an additional $3.6 million to the increase. Offsetting these increases were decreased sales of $3.4 million and $0.5 million for the
Company's domestic ball and roller and plastics divisions, respectively. These decreases were due mainly to decreased demand for the Company's products in the
U. S. related to the soft domestic economy.

Gross Profit. Gross profit decreased approximately $1.3 million or 11.7%, from
$11.0 million for the third quarter of 2000 to $9.7 million for the third quarter of 2000. This decrease was due to decreased gross profits at the domestic ball and roller and plastics divisions of $1.7 million and $0.9 million respectively primarily due to decreased revenues. Offsetting these decreases were contributions from Euroball of $0.5 million. The acquisition of Delta accounted for $0.8 million of increase. As a percentage of net sales, gross profit decreased from 29.6% in the third quarter of 2000 to 22.8% for the same period in 2001. This decrease in gross profit as a percentage of net sales was due primarily to decreased levels of revenue volumes at the domestic divisions and the resulting de-leverage of margins as compared to the same period in the prior year.

Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $0.9 million or 28.2% from $3.2 million in the third quarter of 2001 to $4.1 million in the third quarter of 2001. The formation of Euroball contributed $0.6 million of the increase. The acquisition of Delta contributed $0.4 million of the increase. Additionally, the recording of a reserve for doubtful accounts related to a plastics customer declaring bankruptcy contributed $0.4 million of the increase. Primarily offsetting these increases were decreases for the plastic and the ball and roller division due primarily to planned administrative reductions. As a percentage of net sales, selling, general and administrative expenses increased from 8.7% for the third quarter of 2000 to 9.7% for the same period in 2001.

Depreciation and Amortization. Depreciation and amortization expense increased by approximately $1.0 million or 37.0% from $2.5 million for the third quarter of 2000 to $3.5 million for the same period in 2001. Euroball contributed $0.4 million to the increase. The acquisition of Delta accounted for
$0.4 million of the increase. The remainder of the increase is due to an increase in the amortization of loan costs of the Company's new credit facility and the amortization of goodwill related to Euroball joint venture and the Delta acquisition. As a percentage of net sales, depreciation and amortization expense increased from 6.8% in the third quarter of 2000 to 8.2% in the third quarter of
2001.

Restructuring costs. The Company recorded a restructuring charge of $0.7 million in the third quarter of 2001. The restructuring costs pertain to the Company's decision and announcement to close the Walterboro, South Carolina ball facility in December of the current year. The $0.7 million charge represents the accrual of severance costs for the approximately 80 people that will be terminated as a result of the closing. As a percentage, restructuring costs represent 1.8% of net sales in the third quarter of 2001.

Interest Expense. Interest expense, net increased by approximately $0.2 million from $0.7 million in the third quarter of 2000 to $0.9 million during the same period in 2001. The increase was due to interest expense incurred by the Company to finance the Delta acquisition. In February 2001, the Company borrowed $22.5 million under its credit facility for the purchase of Delta. This increase was partially offset by decreased interest rates on the Company's credit facility as well as decreased amounts outstanding on the Euroball debt. As a percentage of net sales, interest expense, net increased from 1.8% in the third quarter of
2000 to 2.2% for the same period in 2001.

Equity in (Earnings) Loss of Unconsolidated Affiliates. Equity in (earnings)
loss of unconsolidated affiliates changed from a gain of $39,000 in the third quarter of 2000 to a loss of $13,000 during the same period of 2001. The decrease is due to the Company's share of earnings from the NN General joint venture with General Bearing Corporation. Earnings from this venture were offset by losses incurred from the start-up of NN Asia, a joint venture formed to market products produced by NN General.

Net Gain on Involuntary Conversion. The Company recognized a net gain on involuntary conversion of $1.4 million in the third quarter of 2001. The gain is due to insurance proceeds received from the insurance company related to the excess of insurance proceeds over the net book value of assets destroyed in the
March 12, 2000 fire at the Erwin, Tennessee facility.

Minority Interest of Consolidated Subsidiaries. Minority interest of consolidated subsidiaries decreased $0.2 million from $0.4 million for the third quarter of 2000 to $0.2 million for the third quarter of 2001. This decrease is due to decreased earnings at the Company's Euroball and Arte joint ventures, which began operations in the third quarter and fourth quarter of 2000, respectively. The Company is required to consolidate these joint ventures due to its ability to exercise control over its operations. The Company owns 54% of the shares of Euroball and 51% of the shares of Arte. Minority interest of consolidated subsidiary represents the combined interest of the minority partners of Euroball at 46% and Arte at 49%, respectively.

Net Income. Net income decreased by $1.7 million or 69.5%, from $2.4 million for the third quarter of 2000 to $0.7 million for the same period in 2001. As a percentage of net sales, net income decreased from 6.6% in the third quarter of
2000 to 1.7% for the third quarter of 2001.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September
30, 2000

Net Sales. Net sales increased by approximately $49.4 million, or 54.5%, from
$90.7 million for the first nine months of 2000 to $140.2 million for the same period in 2001. The formation of Euroball in July of 2000 contributed $48.7 million of the increase and the Company's acquisition of Delta on February 16,
2001 contributed an additional $10.3 million of the increase. Offsetting these increases were decreased sales of $6.1 million and $3.5 million from the
Company's ball and roller division and IMC, respectively. These decreases were due mainly to domestic economic conditions and resulting reduced demand for the
Company's products for the first half of 2001.

Gross Profit. Gross profit increased by approximately $7.5 million, or 28.3%, from $26.3 million for the first nine months of 2000 to $33.8 million for the same period in 2001. The formation of Euroball in July 2000 contributed $11.0 million of the increase. The acquisition of Delta, in February of 2001, contributed an additional $2.6 million of the increase. Offsetting these increases were decreased gross profits of $3.1 million and $3.0 million at the domestic ball and roller division and plastics divisions respectively primarily due to decreased revenues at the domestic ball and roller and plastics division.
As a percentage of net sales, gross profit decreased from 29.0% in the first nine months of 2000 to 24.1% in the same period of 2001. This decrease in gross profit as a percentage of net sales was due primarily to decreased levels of revenue volumes at the domestic divisions and the resulting de-leverage of margins as compared to the same period in the prior year.

Selling, General and Administrative.Selling, general and administrative expenses increased by approximately $4.0 million, or 50.3%, from $8.0 million in the first nine months of 2000 to $12.0 million in the same period in 2001. The formation of Euroball in July 2000 contributed $3.6 million of the increase. The
Company's acquisition of Delta in February 2001 contributed $0.8 million of the increase. Additionally, the recording of a reserve for doubtful accounts related to a plastics customer declaring bankruptcy contributed $0.4 million of the increase.
Offsetting this increase were decreases related to planned administrative reductions mainly at the Company's plastic division.. As a percentage of net sales, selling, general and administrative expenses decreased from 8.8% in the first nine months of 2000 to 8.6% for the same period in 2001.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $4.1

million, from $6.1 million for the first nine months of 2000 to $10.2 million for the same period in 2001. The formation of Euroball in July 2000 contributed
$2.8 million. The Company's acquisition of Delta in February 2001 contributed
$0.9 million of the increase. The remainder of the increase was due to purchases of capital equipment at the Company's domestic ball and roller and IMC facilities as well as the amortization of loan costs related to the Company's new credit facility. As a percentage of net sales, depreciation and amortization expense increased from 6.7% for the first nine months of 2000 to 7.2% for the same period in 2001.

Restructuring costs. The Company recorded a restructuring charge of $0.7 million in the third quarter of 2001. The restructuring costs pertain to the Company's decision and announcement to close the Walterboro, South Carolina ball facility in December of the current year. The $0.7 million charge represents the accrual of severance costs for the approximately 80 people that will be terminated as a result of the closing. As a percentage, restructuring costs represent 0.5% of net sales for the first nine months of 2001.

Interest Expense. Interest expense, net increased by approximately $2.0 million from $1.2 in the first nine months of 2000 to $3.2 million during the same period in 2001. Interest expense incurred by Euroball to finance the joint venture transaction accounted for $1.0 million of the increase. The remainder of the increase was due to amounts outstanding under the Company's credit facility in the first nine months of 2001. In February 2001, the Company borrowed $22.5 million under the credit facility for the purchase of the Delta Rubber Company.
As a percentage of net sales, interest expense, net increased from 1.3% in the first nine months of 2000 to 2.3% for the same period in 2001.

Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates changed from a gain of $105,000 in the first nine months of 2000 to a gain of $13,000 during the same period of 2001. The decrease is due to the Company's share of earnings from the NN General joint venture with
General Bearing Corporation. Earnings from this venture were offset by losses incurred from the start-up of NN Asia, a joint venture formed to market products produced by NN General.

Net Gain on Involuntary Conversion. The Company recognized a net gain on involuntary conversion of $3.9 million in the first nine months of 2001. The gain is due to insurance proceeds received from the insurance company related to the excess of insurance proceeds over the net book value of assets destroyed in the March 12, 2000 fire at the Erwin, Tennessee facility.

Minority Interest of Consolidated Subsidiary. Minority interest of consolidated subsidiary increased $0.9 million from $0.4 million for the first nine months of
2000 to $1.3 million for the first nine months of 2001. This change is due to the Company's Euroball and Arte joint ventures, which began operations in the third and fourth quarters in 2000, respectively. The Company is required to consolidate these joint ventures due to its ability to exercise control over its operations. The Company owns 54% of the shares of Euroball and 51% of the shares of Arte. Minority interest of consolidated subsidiary represents the combined interest of the minority partners of Euroball at 46% and Arte at 49%
respectively.

Net Income. Net income decreased by approximately $1.1 million, or 16.1%, from
$6.8 million for the first nine months of 2000 to $5.7 million for the same period for 2001. As a percentage of net sales, net income decreased from 7.5%
for the first nine months of 2000 to 4.1% for the same period for 2001.

Liquidity and Capital Resources

On July 20, 2001, the Company entered into a syndicated loan agreement with
AmSouth Bank ("AmSouth") as the administrative agent for the lenders, for a senior non-secured revolving credit facility of up to $25 million, expiring on
July 25, 2003 and a senior non-secured term loan for $35 million expiring on
July 1, 2006. This credit facility replaces the $25 million revolving credit facility that was temporarily extended and restated in February of 2001 to $50 million and the additional $2 million of availability extended in March of 2001.
Amounts outstanding under the revolving facility and the term loan facility bear interest at a floating rate equal to LIBOR plus an applicable margin of 0.75% to
2.00% based upon calculated financial ratios. The loan agreement contains customary financial and non-financial covenants. The Company, as of September
30, 2001 was in compliance with all such covenants.

In July 2000, NN Euroball ApS, and its subsidiaries entered into a loan agreement with HypoVereinsbank Luxembourg S.A. as agent for Bayerische Hypo-und
Vereinsbank AG of Munich, Germany for a senior secured revolving credit facility of Euro 5,000,000, expiring on July 15, 2006 and a senior secured term loan of
Euro 36,000,000, expiring on July 15, 2006. On July 31, 2000, upon closing of the joint venture, NN Euroball ApS borrowed a total of Euro 31,500,000 against these facilities for acquisition financing. Additional working capital and capital expenditure financing are provided for under the facility. Amounts outstanding under the facilities accrue interest at a floating rate equal to
EURIBOR plus an applicable margin of 1.50% to 2.25% based upon calculated financial ratios. The loan agreement contains various restrictive financial and non-financial covenants. The Company, as of September 30, 2001 was in compliance with all such covenants.

The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with foreign customers (other than foreign customers that have entered into an inventory management program with the Company)
generally provide that payments are due within either 90 or 120 days following the date of shipment. Under the Company's inventory management program, payments typically are due within 30 days after the customer uses the product. The
Company's net sales historically have not been of a seasonal nature. However, seasonality has become a factor for the foreign ball and roller sales in that many foreign customers cease production during the month of August. The Company also experiences seasonal fluctuations through its plastics division, which provides several lines of Christmas seasonal hardware.

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

Working capital, which consists principally of accounts receivable and inventories, was $22.3 million at September 30, 2001 as compared to $28.2 million at December 31, 2000. The ratio of current assets to current liabilities decreased from 1.79:1 at December 31, 2000 to 1.51:1 at September 30, 2001. Cash
flow from operations increased from $14.7 million during the nine months of 2000 to $19.2 million during the first nine months of 2001.

During 2001, the Company plans to spend approximately $7.2 million on capital expenditures (of which approximately $5.0 million has been spent through
September 30, 2001) including the purchase of additional machinery and equipment for all of the Company's domestic facilities as well as the three European facilities. The Company intends to finance these activities with cash generated from operations and funds available under the credit facilities described above.
The Company believes that funds generated from operations and borrowings from the credit facilities will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December
2001.

The Euro

The treaty on European Union provides that an economic and monetary union be established in Europe whereby a single European currency, the Euro, was introduced to replace the currencies of participating member states. The Euro was introduced on January 1, 1999, at which time the value of participating member state currencies were irrevocably fixed against the Euro and the European
Currency Unit. For the three-year transitional period ending December 31, 2001, the national currencies of member states will continue to circulate but be in sub-units of the Euro. At the end of the transitional period, Euro bank notes and coins will be issued, and the national currencies of the member states will be legal tender no later than June 30, 2002.

The Company currently has operations in Italy, Germany and Ireland, all of which are Euro participating

countries, and sells product to customers in many of the participating countries. The Euro has been adopted as the functional currency at these locations.

Seasonality and Fluctuation in Quarterly Results

The Company's net sales historically have been of a seasonal nature.
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

Other Information

On September 5, 2001 the Company's board of directors named Roderick R. Baty as
Chairman and Chief Executive Officer effectively immediately. Mr. Baty has served as the Company's President and Chief Executive Officer since 1997. Mr.
Baty replaces Richard D. Ennen who has served as Chairman for the past 21 years.
Mr. Ennen will continue to serve on the Company's board.

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
At September 30, 2001, the Company had $46.7 million outstanding under the domestic revolving credit facility and term loan and Euroball had $17.5 million outstanding under the Euroball revolving credit facility and term loan. A one-percent increase in the interest rate charged on the Company's outstanding borrowings under the revolving credit facility and term loans would result in interest expense increasing by approximately $517,000. The nature and amount of the Company's borrowings may vary as a result of future business requirements, market conditions and other factors.

The Company's operating cash flows denominated in foreign currencies are exposed to changes in foreign exchange rates. Beginning in the 1997 fourth quarter, upon the commencement of production in its Kilkenny, Ireland facility, the Company began to bill and receive payment from some of its foreign customers in their own currency. To date, the Company has not been materially adversely affected by currency fluctuations related to foreign exchange rates. The Company did not hold a position in any foreign currency instruments as of September 30, 2001.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits Required by Item 601 of Regulation S-K

(b)  Reports on Form 8-K

     On September 5, 2001, the Company filed a Report on Form 8-K to announce the naming of Roderick R. Baty to Chairman of the Board.

     On September 11, 2001, the Company filed a Report on Form 8-K to announce the closing of its Walterboro, South Carolina ball facility.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    NN, Inc.
                                                    (Registrant)

Date:   November 14, 2001                         /s/ Roderick R. Baty

                                                      Roderick R. Baty,
                                                 President and Chief Executive
                                                           Officer
                                                    (Duly Authorized Officer)

Date:   November 14, 2001                             /s/ David Dyckman

                                                          David Dyckman
                                                     Chief Financial Officer
                                                  (Principal  Financial Officer)
                                                     (Duly Authorized Officer)

Date:   November 14, 2001                          /s/ William C. Kelly, Jr.

                                                      William C. Kelly, Jr.,
                                                    Treasurer, Secretary and
                                                     Chief Accounting Officer
                                                 (Principal Accounting Officer)
                                                   (Duly Authorized Officer)