Form 10-K
period 2001-12-31
NN INC
filed 2002-03-29
CIK 918541

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number 0-23486
                             ______________________

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
                             ______________________

           Securities registered pursuant to Section 12(b) of the Act:

              Title of                           Name of each exchange
             each class                           on which registered
             __________                          ______________________

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

Yes    |X|       No    |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. |X|

         The number of shares of the registrant's common stock outstanding on
March 25, 2002 was 15,340,806.

         The aggregate market value of the voting stock held by non-affiliates of the registrant at March 25, 2002, based on the closing price on the NASDAQ
National Market System on that date was approximately $158,010,302.

                     DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement with respect to the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                     Part 1

Item 1.  Business

Overview

         NN, Inc. (the "Company") is an independent manufacturer and supplier of high quality, precision components to domestic and international anti-friction bearing manufacturers, other original equipment manufactures, the automotive industry, and other aftermarkets. The Company supplies high quality, precision steel balls and rollers, both directly and indirectly through its sales to bearing manufacturers, to automotive original equipment manufacturers ("OEMs")
and the automotive aftermarket, to the gas and mining industries, and to producers of water, gas and oil well drilling bits and stainless steel valves and pumps. Precision steel balls and rollers are critical moving parts of anti-friction bearings, which in turn, are integral components of machines with moving parts. In addition to balls and rollers, the Company provides full-service design and manufacture of plastic injection molded components to the bearing, automotive, electronic, leisure and consumer markets with an emphasis on value-added products that take advantage of its capabilities in product development, tool design and tight tolerance molding processes. With the acquisition of The Delta Rubber Co. ("Delta") on February 16, 2001 the Company
now also provides precision bearing seals and other precision molded rubber products to the bearing, automotive, industrial, agricultural, and aerospace markets.

         The Company was organized in October 1980 by a group of senior managers of the ball and roller division of Hoover Precision Products, Inc. (formerly
Hoover Universal, Inc.), led by Richard Ennen, the Company's former Chairman.
The Company was founded in order to meet the bearings industry's need for a dependable source of high quality, precision balls and rollers. During 2001, the
Company sold its products to over 500 customers located in over 24 different countries. Its primary customers include AB SKF ("SKF"), FAG Kugelfisher Georg
Shafer AG ("FAG"), SNR Roulements, and the Torrington Company.

         On July 4, 1999, the Company acquired substantially all of the assets of Earsley Capital Corporation, formerly known as Industrial Molding Corporation
("IMC"). The Company currently operates the business under the name Industrial
Molding Corporation. Formed in 1947, IMC provides full-service design and manufacture of plastic injection molded components to the bearing, automotive, electronic, leisure and consumer markets with an emphasis on value-added products that take advantage of its capabilities in product development, tool design and tight tolerance molding processes. IMC operates two manufacturing facilities in Lubbock, Texas.

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

         On February 16, 2001, the Company acquired of all of the outstanding stock of The Delta Rubber Company ("Delta"), a Connecticut corporation, for
$22.5 million in cash. Delta provides high quality engineered bearing seals and other precision-molded rubber products to bearing and other original equipment manufacturers. Delta operates two facilities in Danielson, Connecticut.

         On September 11, 2001, the Company announced the closing of its
Walterboro, South Carolina ball manufacturing facility effective December 2001.
The closing was made as part of the Company's strategy to redistribute its global production in order to better utilize capacity and serve the needs of its worldwide customers. The precision ball production of the Walterboro facility has been fully absorbed by the Company's remaining U.S. ball and roller manufacturing facilities located in Erwin and Mountain City, Tennessee. The
Company recorded before tax charges associated with the closing of $1.9 million.
This amount includes a $1.1 million before-tax charge for the recording of impairment on the Company's manufacturing facility located in Walterboro, South
Carolina and $0.8 million related to employee severance costs. These amounts are reflected as restructuring and impairment costs in the accompanying Consolidated
Statements of Income. The building along with certain machinery and equipment are held for sale as of December 31, 2001. These assets have an aggregate net book value of $4.3 million. The financial results of this operation have been reflected in the Balls and Rollers Segment. See Note 10 of the Notes to Consolidated Financial Statements for additional financial information.

         Effective December 21, 2001, the Company sold its minority interest in
Jiangsu General Ball & Roller Company, LTD, a Chinese ball and roller manufacturer located in Rugao City, Jiangsu Province, China. To effect the transaction, the Company sold its 50% ownership in NN General, LLC, which owns a
60% interest in the Jiangsu joint venture to its partner, General Bearing
Corporation for cash of $0.6 million and notes of $3.3 million. The notes are due on December 21, 2006 with annual installments of $0.2 million. The notes bear interest at average LIBOR (1.88% at December 31, 2001) plus 1.5%. In 2001, the
Company recorded a non-cash after-tax loss on sale of the investment in this joint venture of $144,000.

         For managerial and financial analysis purposes, management views the
Company's operations in three segments. The domestic ball and roller operations of Erwin, Tennessee and Mountain City, Tennessee ("Domestic Ball and Roller
Segment"), the Euroball facilities of Kilkenny, Ireland, Eltmann, Germany and
Pinerolo, Italy ("Euroball Segment") and the "Plastics Segment" which consists of IMC, Delta Rubber and NN Arte.

Products

         At its ball and roller facilities in Erwin, Tennessee and Mountain
City, Tennessee, the Company produces and sells high quality, precision steel balls in sizes ranging in diameter from 3/16 of an inch to 2 1/2 inches and rollers in a limited variety of sizes. At its Euroball facilities, the Company produces and sells high quality steel balls in sizes ranging from 1/8 of an inch to 12 1/2 inches in diameter. The Company produces and sells balls in a variety of grades ranging from grade 3 to grade 1000 and rollers in a variety of grades ranging from grade 50 to grade 1000. The grade number for a ball or a roller indicates the degree of spherical or cylindrical precision of the ball or roller; for example, grade 3 balls are manufactured to within three millionths of an inch of roundness and grade 50 rollers are manufactured to within fifty millionths of an inch of roundness. At its Domestic Ball and Roller Segment, sales of steel balls accounted for approximately 92%, 92% and 89% of the segment's net sales in 1999, 2000 and 2001, respectively. Sales of rollers accounted for the balance of the segment's sales in these years.

         Precision Steel Balls. The Company manufactures high quality, precision balls in three different types of steel: 52100 steel, 440C stainless steel and
S2 rock bit steel. Each of the different types of steel has unique characteristics that make it suitable for particular applications.

         During 2001, approximately 98% of the balls produced by the Company's domestic ball and roller operations were made from 52100 steel ("52100 Steel").
100% of the balls produced by the Company's Euroball joint venture were made from 52100 Steel. See also "Business--Raw Materials." The 52100 Steel balls have a high degree of hardness and provide excellent resistance to wear and deformation. The 52100 Steel balls are used primarily by manufacturers of anti-friction ball bearings where precise spherical and tolerance accuracy are required. The Company produces and sells 52100 Steel balls in eleven grades ranging from grade 1000 to grade 3 (highest precision), and in sizes ranging in diameter from 1/8 of an inch to 12 1/2 inches. The primary grades of the 52100
Steel balls are grade 16, grade 10, and grade 5 and grade 3.

         Precision Steel Rollers. The Company manufactures rollers at its Erwin,
Tennessee facility in three types of steel: 52100 Steel, 440C stainless steel and S2 rock bit steel. Rollers are the primary components of anti-friction bearings, which are subjected to heavy load conditions. The Company's roller products are used primarily for applications similar to those of its ball product lines, plus hydraulic pumps and motors.

         Bearing Seals. Delta manufactures and sells a wide range of precision bearing seals. Delta utilizes a variety of compression, transfer and injection molding processes and adhesion technologies to create rubber to metal bonded bearing seals. The seals are used in applications for automotive, industrial, agricultural, mining and aerospace markets. In 2001, 45% of Delta's sales were to the automotive industry.

         Precision Plastic Components. IMC manufactures and sells a wide range of plastic molded products through its two facilities in Lubbock, Texas. IMC's products can be classified into three primary market segments - bearing retainers, automotive under the hood components and other precision components which include automotive components, electronic instrument cases and precision electronic connectors and lenses as well as a variety of other specialized parts.

         Bearing Retainers. IMC manufactures and sells high precision plastic retainers for ball and roller bearings used in a wide variety of applications, including industrial automotive products. During 2001, sales of bearing retainers accounted for approximately 38% of IMC's sales.

         Automotive Components. IMC manufacturers and sells high precision plastic automotive under the hood parts. These parts utilize high performance engineered polymers that draw upon IMC's ability to mold highly technical dimension parts. These components include hydraulic cylinders, clutch systems, seat belts, gears and transmission components. During 2001, sales of automotive parts accounted for approximately 33% of IMC's sales.

         Other. IMC also manufactures and sells a variety of high precision molded parts including plastic instrument cases, precision end connectors and lenses for fiber optics as well as other specialized parts. During 2001, sales for these items accounted for 29% of IMC's sales.

         NN Arté manufactures and sells a variety of precision and molded components including gearing, gearing assemblies and automotive components to office automation manufacturers and the automotive industry.

Sales and Marketing

         The Company markets balls and rollers in the United States and abroad primarily through seven salaried sales employees. Additional internal sales employees handle customer orders and provide sales support.

         The Plastics Segment markets its products through commissioned sales representatives or directly through salaried marketing and sales employees.
Additional internal customer service employees handle customer orders and provide sales and design support. Additionally, certain engineers and manufacturing employees provide sales and design support due to the technical nature of the products.

         The following table presents a breakdown of the Company's net sales for fiscal years 1999 through 2001:

      (In Thousands)
                                            2001            2000            1999
                                         ------------    ------------    ------------
      Domestic Ball and Roller
           Segment                           $52,692         $67,637         $67,736
                                               29.3%           51.2%           79.4%

      Euroball Segment                        86,719          33,988              --
                                               48.1%           25.7%              --

      Plastics Segment                        40,740          30,504          17,558
                                               22.6%           23.1%           20.6%
                                               ----            ----            ----

      Total                                $ 180,151       $ 132,129         $85,294
                                           =========       =========         =======
                                                100%            100%            100%
                                                ===             ===             ===

         The Company's marketing strategy relative to the Domestic Ball and
Roller Segment is to increase its share of the domestic and international market for bearing components by offering a wide variety of high quality, precision balls and rollers to existing and prospective customers on a timely basis and in a cost-effective manner. In marketing its products, the Company has focused its efforts on bearing manufacturers with their own ball and/or roller manufacturing capabilities. The Company's sales staff traditionally emphasizes the potential quality advantages and cost savings associated with the outsourcing of such bearing manufacturers' needs by purchasing precision components from the Company instead of manufacturing such components internally.

         The Plastics Segment's marketing strategy is to increase its share of the market by offering custom manufactured, high quality, precision parts in a cost-effective manner. This strategy focuses on relationships with key customers that require technically difficult parts, which enable the Plastics Segment to take advantage of its strengths in product development, tool design and tight tolerance molding processes. The Plastics Segment has historically focused on the North American market. However, management believes certain synergies exist between its various segments that will allow the Company to further penetrate the North American market as well as broaden its European and Asian presence by working with the Company's global customer base.

         The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of shipment of goods. With respect to foreign customers (other than foreign customers that participate in the Company's inventory management program), payments generally are due within 90 to 120 days following the date of shipment in order to allow for additional freight time and customs clearance. For customers that participate in the Company's inventory management program, sales are recorded when the customer uses the product, and payments typically

are due 30 days thereafter. See "Business -- Customers" and "Management's
Discussion and Analysis of Financial Condition and Results of Operations --
Liquidity and Capital Resources."

Customers

         During 2001, the Company's ten largest customers accounted for approximately 73% of its consolidated net sales. Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 35% of net sales in 2001 and sales to FAG accounted for approximately 19% of net sales in 2001. None of the Company's other customers accounted for more than 5% of its net sales in 2001.

         During 2001, the Domestic Ball and Roller Segment sold its products to more than 500 customers located in more than 20 different countries.
Approximately 50% of ball and roller net sales in 2001 were to customers outside the United States. Sales to the Domestic Ball & Roller Segment's top ten
customers accounted for approximately 74% of the segments' net sales in 2001.
Sales to SKF and FAG accounted for approximately 35% and 14% of the segment's net sales in 2001 respectively. Sales to SKF and FAG are made pursuant to the terms of the sales agreements which expire in 2006.

         During 2001, the Euroball Segment sold its products to more than 40 customers located in 28 different countries. Approximately 87% of its net sales in 2001 were to customers within Europe. Sales to the segment's top ten customers accounted for approximately 94% of the segment's net sales in 2001.
Sales to SKF and FAG accounted for approximately 49% and 27% of the segment's net sales in 2001, respectively. Sales to SKF and FAG are made pursuant to the terms of sales agreements which expire in 2006.

         During 2001, the Plastics Segment sold its products to more than 100 customers located in more than 10 different countries. Approximately 8% of plastic net sales were to customers outside the United States. Sales to the segment's top ten customers accounted for approximately 74% of the segments' net sales in 2001. See Note 4 of the Notes to Consolidated Financial statements for additional financial information.

         See Note 10 of the Notes to Financial Statements and "Management's
Discussion and Analysis of Financial Condition and Results of Operations --
Results of Operations" for additional segment financial information. In both the foreign and domestic markets, the Company principally sells its products directly to manufacturers and not to distributors.

         The Company ordinarily ships its products directly to customers within
60 days, and in some cases, during the same calendar month, of the date on which a sales order is placed. Accordingly, the Company generally has an insignificant amount of open (backlog) orders from customers at month end. Certain of the
Company's customers have entered into contracts with the Company pursuant to which they have agreed to purchase all of their requirements of specified balls and rollers and plastic molded products from the Company, but under which they are not obligated to purchase any specific amounts. While firm orders generally are received only monthly, the Company normally is aware of reasonably anticipated future orders well in advance of the placement of a firm order.
Certain agreements are in effect with some of the Company's largest customers, which provide for targeted, annual cost adjustments that may be offset by material cost fluctuations. The Company has installed a computerized, bar coded inventory management system with most of its major ball and roller customers pursuant to which the Company, through a direct computer link, automatically monitors the customer's ball and roller inventories. This system permits the
Company to determine on a day-to-day basis the amount of balls and/or rollers remaining in a customer's inventory. When such inventories fall below certain levels, the Company automatically ships additional goods. The Company follows industry practice in handling its inventory, which is a first in, first out policy.

Employees

         As of December 31, 2001, the Company had 1,316 full-time employees of whom 1,173 were engaged in production/maintenance. Of these 1,316 employees, 235 were employed at the Domestic Ball and Roller Segment facilities, 677 at the
Euroball Segment, 399 at the Plastics Segment and 5 are considered Corporate.
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

         The markets for IMC's and NN Arte's products are intensely competitive.
Since the industry is currently very fragmented, IMC and NN Arte must compete with numerous companies in each of their marketing segments. Many of these companies have substantially greater financial resources than the Company and many currently offer competing products nationally and internationally. IMC's primary competitor in the bearing retainer segment is Nakanishi Manufacturing
Corporation. Domestically, Nypro, Inc. and Key Plastics are the main competitors in the automotive segment. NN Arte primarily competes with various suppliers in
Mexico.

         The Company believes that competition within the plastic injection molding industry is based principally on quality, price, design capabilities and speed of responsiveness and delivery. Management believes that IMC's competitive strengths are product development, tool design and fabrication and tight tolerance molding processes, as well as its reputation in the marketplace as a quality producer of technically difficult products.

         The markets for Delta's products are also intensely competitive. The bearing seal market is comprised of approximately six major competitors that range from small privately held companies to Fortune 500 global enterprises.
Bearing seal manufacturers compete on the design, service, quality and price.
Delta's primary competitors in the United States bearing seal market are
Freindenburg-NOK, Chicago Rawhide Industries and Trostel, LTD.

Raw Materials

         The primary raw material used by the Company in its Domestic Ball and
Roller Segment and Euroball Segment is 52100 Steel. During 2001, approximately
98% and 100% of the steel used by these two segments, respectively, was 52100
Steel. The Company's other steel requirements include type 440C stainless steel and type S2 rock bit steel. The Domestic Ball and Roller Segment purchases substantially all of its 52100 Steel requirements from foreign mills because of the lack of domestic producers of such steel at the quality level required by the Company. The Euroball Segment purchases all of its 52100 Steel requirements from European mills. The other steel requirements of the Company also are purchased principally from foreign steel manufacturers.

         The Company allocates its steel purchases among suppliers on the basis of price and quality. Generally, the Domestic Ball & Roller Segment does not enter into written supply agreements among its suppliers or commit itself to maintain minimum monthly purchases of steel, except for the consignment arrangements among Ascometal and Euroball (see Note 14). The Company's pricing arrangements with its suppliers typically are subject to adjustment once every six months.

         Because 52100 Steel is principally produced by foreign manufacturers, the Company's operating results would be negatively affected in the event that the U.S. or European governments imposes any significant quotas, tariffs or other duties or restrictions on the import of such steel or if the United States dollar decreases in value relative to foreign currencies. On March 6, 2002, the
U.S. government adopted legislation that imposed certain tariffs on the import of certain foreign produced steel into the United States. The Company continues to evaluate the impacts of this legislation, but believes at this time, any impact to the Company's operations or financial conditions will be immaterial.

         The primary raw materials used by IMC and NN Arte are engineered resins. Injection grade nylon is utilized in bearing retainers, gears, automotive and other industrial products. The Company purchases substantially all of its resin requirements from domestic manufacturers and suppliers. The majority of these suppliers are international companies with resin manufacturing facilities located throughout the world.

         Delta uses certified vendors to provide a customer mix of proprietary rubber compounds. Delta also procures metal stampings from several domestic suppliers.

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

Seasonal Nature of Business

         Historically, due to a substantial portion of sales to foreign customers, seasonality has been a factor for the Company in that some foreign customers typically cease their production activities during the month of
August.

Environmental Compliance

         The Company's operations and products are subject to extensive federal, state and local regulatory requirements both domestically and abroad relating to pollution control and protection of the environment. The Company maintains a compliance program to assist in preventing and, if necessary, correcting environmental problems. Based on information compiled to date, management believes that the Company's current operations are in substantial compliance with applicable environmental laws and regulations, the violation of which would have a material adverse effect on the Company. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect the
Company's business or operations in the future. More specifically, although management believes that the Company disposes of its wastes in material compliance with applicable environmental laws and regulations, there can be no assurance that the Company will not incur significant liabilities in the future in connection with the clean-up of waste disposal sites.

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

Executive Officers of the Registrant

         The executive officers of the Company consist of the following persons:

                      Name         Age                   Position
                      ----         ---                   --------

         Roderick R. Baty          48      Chairman of the Board, Chief Executive
                                           Officer, President and Director
         Frank T. Gentry, III      46      Vice President - Manufacturing

         Robert R. Sams            44      Vice President - Market Services

         David L. Dyckman          37      Vice President - Corporate Development
                                           and Chief Financial Officer

         William C. Kelly, Jr.     43      Treasurer, Secretary and Chief Accounting
                                           Officer

Biographical Information. Set forth below is certain additional information with respect to each executive officer of the Company.

         Roderick R. Baty was elected Chairman of the Board in September 2001 and continues to serve as Chief Executive Officer and President. He has served as President and Chief Executive Officer since July 1997. He joined the Company in July 1995 as Vice President and Chief Financial Officer and was elected to the Board of Directors in 1995. Prior to joining the Company, Mr. Baty served as
President and Chief Operating Officer of Hoover Precision Products from 1990 until January 1995, and as Vice President and General Manager of Hoover
Precision Products from 1985 to 1990.

         Frank T. Gentry, III, was originally appointed Vice President -
Manufacturing in August 1995. Mr. Gentry is responsible for the global operations of the Ball and Roller and Euroball Segments. Mr. Gentry's
responsibilities include purchasing, inventory control and transportation. Mr.
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

         David L. Dyckman was appointed Vice President of Corporate Development and Chief Financial Officer in April 1998. Prior to joining the Company, Mr.
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

Item 2.  Properties

         The Company has two operating domestic ball manufacturing facilities located in Erwin, Tennessee and Mountain City, Tennessee. Rollers are only produced at the Erwin, Tennessee facility. Production began in early 1996 at the
Mountain City facility. During December 2001, the Company ceased production and closed its facility in Walterboro, South Carolina. The Walterboro, South
Carolina facility is classified as held for sale at December 31, 2001.

         The Erwin and Mountain City plants currently have approximately 125,000 and 58,000 square feet of manufacturing space, respectively. The Erwin plant is located on a 12 acre tract of land owned by the Company and the Mountain City plant is located on an 8 acre tract of land owned by the Company.

         Through Euroball the Company manufactures high precision steel balls in three manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany and Pinerolo, Italy. The facilities currently have approximately 125,000,
175,000 and 330,000 square feet of manufacturing space, respectively. The
Kilkenny facility is located on a two acre tract owned by Euroball, the Eltmann facility is leased from FAG and the Pinerolo facility is located on a 9 acre tract owned by Euroball.

         IMC manufactures a wide range of plastic molded products through two facilities located in Lubbock, Texas. The Slaton facility, located on a 6.5 acre tract of land owned by the Company, contains approximately 193,000 square feet of manufacturing, warehouse and office space. The Cedar facility is situated on a 2.5 acre tract of land which is also owned by the Company and contains approximately 35,000 square feet of manufacturing and warehouse space.

         NN Arté leases a single 18,000 square foot facility in Guadalajara,
Mexico.

         Delta's operations are located in two facilities on a 12-acre site in
Danielson, Connecticut, owned by the Company. The two facilities encompass over
50,000 square feet of rubber seal manufacturing and administrative functions.

         During 2001, the Company added new machinery and equipment at all of its facilities. See "Management's Discussion and Analysis of Financial Condition
and Results of Operations -- Liquidity and Capital Resources."

Item 3.  Legal Proceedings

         All legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company.
Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's business or financial condition or on the results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of stockholders during the fourth quarter of 2001.

                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

         Since the Company's initial public offering in 1994, the Common Stock has been traded on the Nasdaq National Market under the trading symbol "NNBR."
Prior to such time there was no established market for the Common Stock. As of
March 25, 2002, there were approximately 1,750 holders of record of the Common
Stock.

         The following table sets forth the high and low sales prices of the
Common Stock, as reported by Nasdaq, and the dividends paid per share on the
Common Stock during each calendar quarter of 2000 and 2001.

                                             Price
                                                -----

                              High                   Low              Dividend
                              ----                   ---              --------
2000
----
First Quarter                 $10.88                $6.75               $0.08
Second Quarter                 11.38                 8.03               $0.08
Third Quarter                  10.50                 7.50               $0.08
Fourth Quarter                  9.50                 7.13               $0.08

2001
----
First Quarter                  $9.17                $6.53               $0.08
Second Quarter                 10.81                 6.50               $0.08
Third Quarter                  10.84                 7.25               $0.08
Fourth Quarter                 11.30                 7.75               $0.08

         The declaration and payment of dividends are subject to the sole discretion of the Board of Directors of the Company and depend upon the
Company's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. The terms of the
Company's revolving credit facility restrict the payment of dividends by prohibiting the Company from declaring or paying any dividend if an event of default exists at the time of, or would occur as a result of, such declaration or payment. For further description of the Company's revolving credit facility, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations - Liquidity and Capital Resources" herein.

Item 6.  Selected Financial Data

         The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the Consolidated Financial
Statements and the Notes thereto included as Item 8. The data set forth below as of December 31, 2001 and for the periods ended December 31, 2001 and December
31, 2000 have been derived from the Consolidated Financial Statements of the
Company which have been audited by KPMG LLP, independent accountants, whose report thereon is included as part of Item 8. The data below as of December 31,
1999 and for the periods ended December 31, 1999, 1998 and 1997 have been derived from the Consolidated Financial Statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. These historical results are not necessarily indicative of the results to be expected in the future. See "Management's Discussion and Analysis of Financial Condition
and Results of Operations."

(In Thousands, Except Per Share Data)                                        Year Ended December 31,
                                                                             -----------------------
                                                      2001         2000        1999        1998        1997
                                                      ----         ----        ----        ----        ----

Statement of Income Data:
Net sales                                             $180,151     $132,129     $85,294     $73,006     $75,252
Cost of products sold                                  137,591       93,926      59,967      50,353      51,707
                                                      --------     --------     -------     -------     -------
Gross profit                                            42,560       38,203      25,327      22,653      23,545
Selling, general and administrative expenses            16,382       11,571       6,854       5,896       5,518
Depreciation and amortization                           13,340        9,165       6,131       4,557       4,106
Restructuring and impairment costs                       2,312           --          --          --          --
                                                      --------     --------     -------     -------     -------
Income from operations                                  10,526       17,467      12,342      12,200      13,921
Interest expense                                         4,006        1,773         523          64          29
Equity in earnings of unconsolidated affiliate              --         (48)          --          --          --
Net gain on involuntary conversion                     (3,901)        (728)          --          --          --
Other income                                             (186)        (136)          --          --          --
                                                      --------     --------     -------     -------     -------
Income before provision for income taxes                10,607       16,606      11,819      12,136      13,892
Provision for income taxes                               4,094        5,959       4,060       4,480       5,382
Minority interest in income of consolidated
   subsidiary                                            1,753          660          --          --          --
                                                      --------     --------     -------     -------     -------
Income before cumulative effect of change in
   accounting principle                                  4,760        9,987       7,759       7,656       8,510

Cumulative effect of change in accounting
   principle, net of income tax benefit of $112
   and related minority interest impact of $84              98           --          --          --          --
                                                      --------     --------     -------     -------     -------
Net income                                              $4,662       $9,987      $7,759      $7,656      $8,510
                                                      ========     ========     =======     =======     =======
Basic income per share:
Income before cumulative effect of change in
   accounting principle                                 $ 0.31        $0.66       $0.52       $0.52       $0.57
Cumulative effect of change in accounting
    principle                                           (0.01)           --          --          --          --
                                                      --------     --------     -------     -------     -------
   Net income                                            $0.31        $0.66       $0.52       $0.52       $0.57
                                                      ========     ========     =======     =======     =======

Diluted income per share:
Income before cumulative effect of change in
   accounting principle                                  $0.31        $0.64       $0.52       $0.52       $0.57
Cumulative effect of change in accounting
    principle                                           (0.01)           --          --          --          --
                                                      --------     --------     -------     -------     -------
   Net income                                            $0.30        $0.64       $0.52       $0.52       $0.57
                                                      ========     ========     =======     =======     =======

Operating income per share                               $0.69        $1.15       $0.82       $0.82       $0.94
                                                      ========     ========     =======     =======     =======
Dividends declared                                       $0.32        $0.32       $0.32       $0.32       $0.32
                                                      ========     ========     =======     =======     =======
Weighted average number of shares
   outstanding - Basic                                  15,259       15,247      15,021      14,804      14,804
                                                      ========     ========     =======     =======     =======
Weighted average number of shares
   outstanding - Diluted                                15,540       15,531      15,038      14,804      14,809
                                                      ========     ========     =======     =======     =======

(In Thousands, Except Per Share Data)

                                     Year Ended December 31,

                         2001        2000      1999       1998       1997
                         ----        ----      ----       ----       ----
Balance Sheet Data:
Current assets         $ 55,617   $ 63,866   $ 34,397   $ 28,571   $ 26,185
Current liabilities      37,736     33,840     10,478      7,638      7,471
Total assets            188,135    187,808     91,363     66,860     63,273
Long-term debt           47,661     50,515     17,151       --         --
Stockholders' equity     62,039     65,246     60,128     56,242     52,971

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        of Operations

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the
Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.
Historical operating results and percentage relationships among any amounts included in the Consolidated Financial Statements are not necessarily indicative of trends in operating results for any future period.

Overview

         The Company's core business is the manufacture and sale of high quality, precision steel balls and rollers. In 2001, sales of balls and rollers accounted for approximately 77% of the Company's total net sales with 74% and 3%
of sales from balls and rollers, respectively. Sales of precision molded plastic and rubber parts accounted for the remaining 23%. See Note 10 of the Notes to
Consolidated Financial Statements.

         Since the Company was formed in 1980 it has grown primarily through the displacement of captive ball manufacturing operations of domestic and international bearing manufacturers resulting in increased sales of high precision balls for quiet bearing applications. As a result, sales of high precision balls produced by the Company for use in quiet bearing applications has grown to approximately 85% of total net ball sales. Management believes that the Company's core business sales growth since its formation has been due to its ability to capitalize on opportunities in global markets and provide precision products at competitive prices, as well as its emphasis on product quality and customer service.

         In 1997, the Company recognized changing dynamics in the marketplace, and as a result, developed and implemented an extensive long-term growth strategy involving its core business and complementary opportunities that are built upon the Company's strengths and culture enabling the Company to better serve its global customer base. As part of this strategy, the Company sought to augment its intrinsic growth with complementary acquisitions that fit specific criteria.

         On July 4, 1999, the Company acquired substantially all of the assets of Earsley Capital Corporation, formerly known as Industrial Molding Corporation
("IMC"). Formed in 1947, IMC provides full-service design and manufacture of plastic injection molded components to the bearing, automotive, electronic, leisure and consumer markets with an emphasis on value-added products that take advantage of its capabilities in product development, tool design and tight tolerance molding processes. IMC operates two manufacturing facilities in
Lubbock, Texas. During 2001, IMC sold its products to more than 60 customers in
12 different countries.

         On July 31, 2000, the Company formed a majority owned stand-alone company in Europe, NN Euroball ApS ("Euroball"), for the manufacture and sale of chrome steel balls used for ball bearings and other products. The Company owns
54% of Euroball. AB SKF and FAG Kugelfisher Georg Shafer AG, the parent companies of SKF and FAG respectively each own 23% of Euroball. As part of the transaction, Euroball acquired the ball factories located in Pinerolo,

Italy (previously owned by SKF), Eltmann, Germany (previously owned by FAG), and
Kilkenny, Ireland (previously owned by the Company). Acquisition financing of approximately 31.5 million euro (approximately $29.7 million) was drawn at closing, and the credit facility provides for additional working capital expenditure financing. The Company is required to consolidate Euroball due to its majority ownership and has accounted for the acquisitions of the Pinerolo,
Italy and Eltmann, Germany ball factories using the purchase method of accounting. Goodwill arising from this acquisition is being amortized since formation on a straight-line basis over 20 years. Under the terms of the
Shareholder Agreement among the Company, SKF, and FAG both SKF and FAG have the right, beginning January 2003, to exercise their respective put option regarding their interest in Euroball to the Company on a formula buy-out.

         On August 31, 2000, the Company acquired a 51% ownership interest in NN
Mexico, LLC ("NN Mexico"), a Delaware limited liability company. NN Mexico holds as its sole investment a 100% ownership interest in NN Arte, a manufacturer of plastic components located in Guadalajara, Mexico. The Company is required to consolidate NN Mexico due to its majority ownership and has accounted for this acquisition using the purchase method of accounting.

         On February 16, 2001, the Company completed the acquisition of all of the outstanding stock of The Delta Rubber Company, a Connecticut corporation
("Delta") for $22.5 million in cash. Delta provides high quality engineered bearing seals and other precision-molded rubber products to original equipment manufacturers. Delta operates two manufacturing facilities in Danielson,
Connecticut. The Company's credit facility with AmSouth Bank was renegotiated to provide financing for the transaction. The Company has accounted for this acquisition using the purchase method of accounting.

         On September 11, 2001, the Company announced the closing of its
Walterboro, South Carolina ball manufacturing facility effective December 2001.
The closing was made as part of the Company's strategy to redistribute its global production in order to better utilize capacity and serve the needs of its worldwide customers. The precision ball production of the Walterboro facility has been fully absorbed by the Company's remaining U.S. ball & roller manufacturing facilities located in Erwin and Mountain City, Tennessee. The
Company recorded before tax charges associated with the closing of $1.9 million.
This amount includes a $1.1 million before-tax charge for the recording of impairment on the Company's manufacturing facility located in Walterboro, South
Carolina and $0.8 million related to employee severance costs. These amounts are reflected as restructuring and impairment costs in the accompanying Consolidated
Statements of Income. The building along with certain machinery and equipment are held for sale as of December 31, 2001. These assets have an aggregate carrying value of $4.3 million. The financial results of this operation have been reflected in the Domestic Ball and Roller Segment. See Note 10 of the Notes
to Consolidated Financial Statements

         Effective December 21, 2001, the Company sold its minority interest in
Jiangsu General Ball & Roller Company, LTD, a Chinese ball and roller manufacturer located in Rugao City, Jiangsu Province, China. To effect the transaction, the Company sold its 50% ownership in NN General, LLC, which owns a
60% interest in the Jiangsu joint venture to its partner, General Bearing
Corporation for cash of $0.6 million and notes of $3.3 million. In 2001, the
Company recorded a non-cash after-tax loss on sale of the investments in this joint venture of $0.2 million.

         The implementation and successful execution of this acquisition strategy to date has allowed the Company to expand its global presence and positions the Company for continued global growth and expansion into core served markets.

Critical Accounting Policies

         NN, Inc.'s (the "Company") critical accounting policies, including the assumptions and judgment underlying them, are disclosed in the Notes to the
Consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, useful lives of depreciable assets, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding the
Company's business operations, financial condition and results of operations.
There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies.

Accounts Receivable

         Substantially all of the Company's accounts receivable are due primarily from the core served markets: bearing manufacturers, automotive industry, electronics, industrial agricultural and aerospace. Due to the Chapter
7 voluntary bankruptcy of one IMC customer and other write-offs, the Company experienced $1,668 of bad debt expense during 2001 versus $0 during 2000. The
Company continuously performs credit evaluations of its customers, considering numerous inputs when available including the customers' financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects. While management believes that

adequate allowances for doubtful accounts have been provided in the
Consolidated Financial Statements, it is possible that the Company could experience additional unexpected credit losses.

Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company's inventories are not generally subject to obsolescence due to spoilage or expiring product life cycles. The Company operates generally as a make-to-order business, however, the
Company also stocks products for certain customers in order to meet delivery schedules. While management believes that adequate write-downs for inventory obsolescence have been made in the Consolidated Financial Statements, the
Company could experience additional inventory write-downs in the future.

Acquisitions and Acquired Intangibles

         The Company's business acquisitions typically result in goodwill which may effect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets and goodwill as well as the determination of their useful lives require that management make estimates that effect our consolidated financial statements.

Impairment of Long-Lived Assets

         The Company's long-lived assets include property, plant and equipment and goodwill. The recoverability of the long-term investments is dependent on the performance of the companies which the Company has acquired, as well as volatility inherent in the external markets for these acquisitions. In assessing potential impairment for these investments the Company will consider these factors as well as forecasted financial performance. Future adverse changes in market conditions or adverse operating results of the underlying investments could result in the Company having to record additional impairment charges not previously recognized.

Pension and Postretirement Obligations

         The Company utilizes significant assumptions in determining its periodic pension and postretirement expense and obligations which are included in the consolidated financial statements. These assumptions include determining an appropriate discount rate, rate of compensation increase as well as the remaining service period of active employees. The Company utilizes a qualified actuary to calculate the periodic pension and postretirement expense and obligations based upon these assumptions and actual employee census data.

Useful Lives of Depreciable Assets

         The Company utilizes judgment in determining the estimated useful lives of its depreciable long-lived assets which are included in the consolidated financial statements. The estimate of useful lives is determined by the
Company's historical experience with the type of asset purchased which is impacted by the Company's preventative maintenance programs. The Company begins depreciation on its long-lived assets when they are substantially put into service.

Results of Operations

         The following table sets forth for the periods indicated selected financial data and the percentage of the Company's net sales represented by each income statement line item presented.

                                                                 As a percentage of Net Sales
                                                                   Year Ended December 31,
                                                                2001          2000           1999
                                                            ----------    ----------     ----------
Net sales                                                      100.0%        100.0%         100.0%
Cost of product sold                                             76.4          71.1           70.3
                                                            ----------    ----------     ----------
Gross profit                                                     23.6          28.9           29.7
Selling, general and administrative expenses                      9.1           8.8            8.0
Depreciation and amortization                                     7.4           6.9            7.2
Restructuring and impairment costs                                1.3            --             --
                                                            ----------    ----------     ----------
Income from operations                                            5.9          13.2           14.5
Interest expense                                                  2.2           1.3            0.6
Equity in earnings of unconsolidated affiliates                    --            --             --
Net gain on involuntary conversion                              (2.2)         (0.6)             --
Other income                                                      0.1         (0.1)             --
                                                            ----------    ----------     ----------
Income before provision for income taxes                          5.9          12.6           13.9
Provision for income taxes                                        2.3           4.5            4.8
Minority interest in income of consolidated subsidiary            1.0           0.5             --
                                                            ----------    ----------     ----------
Income before cumulative effect of change in accounting           2.6           7.6            9.1
   principle
Cumulative effect of change in accounting principle, net
   of income tax benefit of $112 and related minority
   interest impact of $84                                          --            --             --
                                                            ----------    ----------     ----------
Net income                                                       2.6%          7.6%           9.1%
                                                            ==========    ==========     ==========

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

         Net Sales. The Company's net sales increased $48.0 million or 36.3%, from $132.1 million in 2000 to $180.2 million in 2001. The inclusion of a full year of Euroball sales contributed $46.1 million of the increase, excluding the performance of the Ireland facility, which was consolidated into the results of the Company prior to the formation of Euroball. Additionally, the inclusion of
10.5 months of Delta's net sales in 2001 contributed $14.0 million. Offsetting this increase were decreased sales in the Domestic Ball and Roller and Plastics
Segments in the last half of the year due to slowing demand related to the overall economic environment in the United States. Decreased sales during the year for the Plastics Segment were also due to decreased sales to one customer.

         Gross Profit. Gross profit increased by $4.4 million, or 11.4% from
$38.2 million in 2000 to $42.6 million in 2001. Adjusting for the performance of the Ireland facility, the Euroball joint venture contributed an additional $10.1 million of gross profit. The inclusion of 10.5 months of Delta's results contributed an additional $3.3 million in gross profit, while the sales volume deterioration in the Domestic Ball and Roller and Plastics Segments decreased gross profit $9.0 million. Gross profit decreased from 28.9% of net sales in
2000 to 23.6% of net sales in 2001.

         Restructuring and Impairment Costs. Restructuring and impairment costs increased by $2.3 million from $0.0 million in 2000 to $2.3 million in 2001. The increase includes a $1.1 million charge for the recording of impairment on the
Company's manufacturing facility located in Walterboro, South Carolina, a $0.8 million charge related to employee severance costs related to the closing of the
Walterboro, South Carolina facility and a $0.4 million charge related to
Euroball. Restructuring and impairment costs were 1.3% of net sales during 2001.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.8 million, or 41.6% from $11.6 million in 2000 to $16.4 million in 2001. The inclusion of a full year of Euroball results, adjusting for the Ireland facility, accounted for $3.5 million of the increase. The inclusion of 10.5 months of Delta's results accounted for $1.2 million of the increase. Additionally, bad debt expense primarily related to the bankruptcy filing of a major Plastics Segment customer contributed $0.8 million.
Offsetting these increases were decreased spending related to cost reduction and cost containment efforts throughout the Company. As a percentage of net sales, selling, general and administrative expenses increased from 8.8% in 2000 to 9.1%
in 2001.

         Depreciation and Amortization. Depreciation and amortization expenses increased $4.2 million, or 45.6% from $9.2 million in 2000 to $13.3 million in
2001. The inclusion of a full year of Euroball results, adjusting for the
Ireland facility, accounted for $2.8 million of the increase. The inclusion of
10.5 months of Delta's results accounted for $1.1 million of the increase. As a percentage of net sales, depreciation and amortization increased from 6.9% in
2000 to 7.4% in 2001.

         Interest Expense. Interest expense increased by $2.2 million from $1.8 million in 2000 to $4.0 million in 2001. Interest expense related to the purchase of Delta accounted for $1.0 million of the increase. Additionally, the inclusion of a full year of interest expense related to the debt incurred by
Euroball accounted for approximately $1.0 million of the increase. As a percentage of net sales, interest expense increased from 1.3% in 2000 to 2.2% in
2001. See "Management's Discussion and Analysis of Financial Condition -
Liquidity and Capital Resources."

         Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates decreased $48,000 from $48,000 in 2000 to $0. The decrease is due to the Company's share of earnings from the NN General joint venture with General Bearing Corporation. Effective December 21, 2001, the
Company sold its minority interest in Jiangsu General Ball & Roller Company,
LTD, a Chinese ball and roller manufacturer located in Rugao City, Jiangsu
Province, China. To effect the transaction, the Company sold its 50% ownership in NN General, LLC, which owns a 60% interest in the Jiangsu joint venture to its partner, General Bearing Corporation for cash of $622,000 and notes of
$3,305,000. In 2001, the Company recorded a non-cash after-tax loss on the sale of its investment in this joint venture of $144,000. See Note 3 of the Notes to
Consolidated Financial Statements for additional financial information.

         Net Gain on Involuntary Conversion. The Company had a net gain on involuntary conversion of $3.9 million in 2001 related to insurance proceeds as a result of the March 12, 2000 fire at the Erwin facility.

         Minority Interest in Consolidated Subsidiary. Minority interest of consolidated subsidiary increased $1.1 million from $0.7 million in 2000 to $1.8 million in 2001. This increase is due entirely to the Euroball joint venture which has been consolidated since its formation, August 1, 2000. The Company is required to consolidate Euroball in its Consolidated Financial Statements due to
its majority ownership. The Company owns 54% of the shares of the joint venture with the minority partners owning the remaining 46%. Minority interest in consolidated subsidiary represents the combined 46% interest in Euroball's earnings of the minority partners and the 49% interest in NN Arte's earnings of the minority partners.

         Net Income. Net income decreased $5.2 million, or 52.3%, from $10.0 million in 2000 to $4.7 million in 2001. As a percentage of net sales, net income decreased from 7.6% in 2000 to 2.6% in 2001.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

         Net Sales. The Company's net sales increased $46.8 million or 54.9%, from $85.3 million in 1999 to $132.1 million in 2000. The formation of Euroball in August of 2000 contributed $30.4 million of the increase, adjusting for the third and fourth quarter sales of the Ireland facility, which were consolidated into the results of the Company prior to the formation of Euroball. Additionally the inclusion of a full year of IMC's net sales contributed $12.9 million. The
Company acquired IMC on July 4, 1999, thus six months of IMC's results were included in the Company's 1999 results. The remainder of the increase is due to increased ball and roller sales in the first half of the year, offset by slowing domestic demand for balls and rollers in the second half of the year. The
Company experienced decreased sales in the second half of the year for the
Plastics Segment due primarily to decreased sales to one customer.

         Gross Profit. Gross profit increased by $12.9 million, or 50.8% from
$25.3 million in 1999 to $38.2 million in 2000. Adjusting for the Ireland facility's third and fourth quarter gross profit, the Euroball joint venture accounted for $7.5 million of the increase. The inclusion of a full year of
IMC's gross profit contributed an additional $4.0 million in gross profit. The remainder of the increase is primarily attributed to increased sales at the
Domestic Ball and Roller Segment. To a lesser degree, decreased costs as a percentage of sales at the Domestic Ball and Roller Segment contributed to the increase in gross profit. This was due mainly to inventory builds during the fourth quarter of 2000. As a percentage of net sales, gross profit decreased from 29.7% in 1999 to 28.9% in 2000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.7 million, or 68.8% from $6.9 million in
1999 to $11.6 million in 2000. The Euroball Segment, adjusting for the Ireland facility, accounted for $2.4 million of the increase. The inclusion of a full year of IMC's results accounted for $1.6 million of the increase. The remainder of the increase is primarily attributed to increased administrative expenses associated with the Company's business development activity during the year. As a percentage of net sales, selling, general and administrative expenses increased from 8.0% in 1999 to 8.8% in 2000.

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

         Interest Expense. Interest expense increased by $1.3 million from
$523,000 in 1999 to $1.8 million in 2000. Interest expense related to the debt incurred by Euroball to finance the joint venture transaction accounted for
$622,000 of the increase. Additionally, the inclusion of a full year of interest expense related to the purchase of the IMC business accounted for approximately
$500,000 of the increase. The remainder of the increase is due to increased expenditures associated with the Company's business development activity during
2000. Additionally, the timing of expenditures associated with the March 12,
2000 fire and the reimbursement of insurance proceeds caused an increase in the levels outstanding under the Company's domestic line of credit. As a percentage of net sales, interest expense increased from 0.6% in 1999 to 1.3% in 2000. See
"Management's Discussion and Analysis of Financial Condition - Liquidity and
Capital Resources."

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

         Net Gain on Involuntary Conversion. The Company had a gain on involuntary conversion of $728,000 in 2000 related to the excess of insurance proceeds over the net book value of assets destroyed and direct costs incurred as a result of the March 12, 2000 fire at the Erwin facility.

         Minority Interest in Consolidated Subsidiary. Minority interest of consolidated subsidiary increased $660,000 from $0 in 1999 to $660,000 in 2000.
This increase is due entirely to the Euroball joint venture. The Company is required to consolidate Euroball due to its ability to exercise control over the operations. The Company owns 54% of the shares of the joint venture with the minority partners owning the remaining 46%. Minority interest in consolidated subsidiary represents the combined 46% interest in Euroball earnings of the minority partners.

         Net Income. Net income increased $2.2 million, or 28.7%, from $7.8 million in 1999 to $10.0 million in 2000. As a percentage of net sales, net income decreased from 9.1% in 1999 to 7.6% in 2000.

Liquidity and Capital Resources

         In July 2000, NN Euroball ApS, and its subsidiaries entered into a loan agreement with HypoVereinsbank Luxembourg S.A. as agent for Bayerische Hypo-und
Vereinsbank AG of Munich, Germany for a senior secured revolving credit facility of Euro 5,000,000, expiring on July 15, 2006 and a senior secured term loan of
Euro 36,000,000, expiring on July 15, 2006. On July 31, 2000, upon closing of the joint venture, NN Euroball ApS borrowed a total of Euro 31,500,000 against these facilities for acquisition financing. Additional working capital and capital expenditure financing are provided for under the facility. Amounts outstanding under the facilities accrue interest at a floating rate equal to
EURIBOR (3.30% at December 31, 2001) plus an applicable margin of between 1.175%
to 2.25% based upon calculated financial ratios. The loan agreement contains various restrictive financial and non financial covenants. Restrictive covenants which specify, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain financial ratios. These facilities also include certain negative pledges. Euroball, as of December 31,
2001, was in compliance with all such covenants. At December 31, 2001, Euro
34,953,000 was available to Euroball under these facilities.

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
Amounts outstanding under the revolving facility and the term loan facility bear interest at a floating rate equal to LIBOR (1.88% at December 31,2001) plus an applicable margin of 0.75% to 2.00% based upon calculated financial ratio. The loan agreement contains customary financial and non-financial covenants.
Restrictive covenants specify, among other things, restrictions on the incurrence of indebtedness , payment of dividends, capital expenditures, and the maintenance of certain financial ratios. The Company, as of December 31, 2001 was in compliance with all such covenants. At December 31, 2001, $15.2 million was available to the Company under these facilities.

         The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with foreign customers (other than foreign customers that have entered into an inventory management program with the
Company) generally provide that payments are due within 90 or 120 days following the date of shipment. Under the Company's inventory management program, payments typically are due within 30 days after the product is used by the customer. The
Company's sales and receivables can be influenced by seasonality due to the
Company's relative percentage of European business coupled with many foreign customers ceasing production during the month of August. For information concerning the Company's quarterly results of operations for the years ended
December 31, 2001 and 2000, see Note 14 of the Notes to Consolidated Financial
Statements.

         The Company bills and receives payment from some of its foreign customers in Euro as well as other currencies. To date, the Company has not been materially adversely affected by currency fluctuations or foreign exchange restrictions. Nonetheless, as a result of these sales, the Company's foreign exchange transaction risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of December 31, 2001 no currency hedges were in place.
In addition, a strengthening of the U.S. dollar against foreign currencies could impair the ability of the Company to compete with international competitors for foreign as well as domestic sales.

         Working capital, which consists principally of accounts receivable and inventories, was $17.9 million at December 31, 2001 as compared to $30.0 million at December 31, 2000. The ratio of current assets to current liabilities decreased from 1.89:1 at December 31, 2000 to 1.47:1 at December 31, 2001. Cash
flow from operations decreased to $24.6 million during 2001 from $26.9 million during 2000.

         During 2002, the Company plans to spend approximately $6.8 million on capital expenditures related primarily to equipment and process upgrades and replacements. The Company intends to finance these activities with cash generated from operations and funds available under the credit facilities described above. The Company believes that funds generated from operations and borrowings from the credit facility will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through
December 2002.

         Beginning in January 2003 FAG and SKF may each exercise their right under the Shareholders Agreement to cause the Company to purchase their respective interest in Euroball based on the Put Formula in the Shareholders Agreement. The
Company anticipates that if such purchase becomes necessary, it may need to borrow additional funds. Because the purchase price is based on a formula using Euroball's historical cash flow, the exact amount of the put cannot be determined until the put right is exercised.

The Euro

         The treaty on European Union provided that an economic and monetary union be established in Europe whereby a single European currency, the Euro, was introduced to replace the currencies of participating member states. The Euro was introduced on January 1, 1999, at which time the value of participating member state currencies were irrevocably fixed against the Euro and the European
Currency Unit. For the three year transitional period ending December 31, 2001, the national currencies of member states continued to circulate but were in sub-units of the Euro. At the end of the transitional period, Euro bank notes and coins were issued, and the national currencies of the member states will be legal tender no later than June 30, 2002.

         The Company currently has operations in Ireland, Germany and Italy, which are Euro participating countries, and each facility sells product to customers in many of the participating countries. The functional currency of the
Company's Euroball operations is the Euro.

Seasonality and Fluctuation in Quarterly Results

         The Company's net sales historically have been seasonal in nature. Due to a significant portion of the Company's sales being to foreign customers that cease or significantly slow production during the month of August. For information concerning the Company's quarterly results of operations for the years ended December 31, 2001 and 2000, see Note 14 of the Notes to Consolidated
Financial Statements.

Inflation and Changes in Prices

         While the Company's operations have not been affected by inflation during recent years, prices for 52100 Steel, engineered resins and other raw materials purchased by the Company are materially subject to change. For example, during 1995, due to an increase in worldwide demand for 52100 Steel and the decrease in the value of the United States dollar relative to foreign currencies, the Company experienced an increase in the price of 52100 Steel and some difficulty in obtaining an adequate supply of 52100 Steel from its existing suppliers. Domestically, the Company's pricing arrangements with its suppliers are subject to adjustment once every six months. The Company's Euroball Segment has entered into long term agreements with its primary steel supplier which provide for standard terms and conditions and annual pricing adjustments to offset material price fluctuations in steel. The Company typically reserves the right to increase product prices periodically in the event of increases in its raw material costs.  Certain sales agreements are in effect with SKF and FAG, which provide for minimum purchase quantities and specified, annual sales price ajustments that may be modified up or down for changes in material costs. These agreements expire during 2006. The Company has been able to minimize the impact on its operations resulting from the 52100 Steel price fluctuations by taking such measures.

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

         Industry Risks. Both the precision ball and roller, bearing seals, and precision plastics industries are cyclical and tend to decline in response to overall declines in industrial production. The Company's sales in the past have been negatively affected, and in the future very likely would be negatively affected, by adverse conditions in the industrial production sector of the economy or by adverse global or national economic conditions generally.

         Competition. The precision ball and roller market, the precision bearing seal market, and the precision plastics market are highly competitive, and many of manufacturers in each of the markets are larger and have substantially greater resources than the Company. The Company's competitors are continuously exploring and implementing improvements in technology and manufacturing processes in order to improve product quality, and the Company's ability to remain competitive will depend, among other things, on whether it is able to keep pace with such quality improvements in a cost effective manner. In addition, the Company competes with many of its ball and roller customers that, in addition to producing bearings, also internally produce balls and rollers for sale to third parties. The Company faces a risk that its customers will decide to produce balls and rollers internally rather than outsourcing their needs to the Company

         Rapid Growth. The Company has significantly expanded its ball and roller production facilities and capacity over the last several years. During
1997, the Company purchased an additional manufacturing plant in Kilkenny,
Ireland. The

Company continued this expansion in 2000 through its 54% ownership of Euroball with SKF and FAG. The Company's Ball and Roller Segment currently is not operating at full capacity and faces risks of further under-utilization or inefficient utilization of its production facilities in future years. The
Company also faces risks associated with start-up expenses, inefficiencies, delays and increased depreciation costs associated with these joint ventures and expansions.

         Raw Material Shortages. Because the balls and rollers manufactured by the Company have highly-specialized applications, their production requires the use of very particular types of steel. Due to quality constraints, the Company's domestic Ball and Roller Segment obtains the majority of its steel from overseas suppliers. Steel shortages or transportation problems, particularly with respect to 52100 Steel, could have a detrimental effect on the Company's business.

         Risks Associated with International Trade. Because the Company (a)
obtains a majority of its raw materials for the manufacture of balls and rollers from overseas suppliers, (b) now actively participates in overseas manufacturing operations and (c) sells to a large number of international customers, the
Company faces risks associated with (i) adverse foreign currency fluctuations,
(ii) changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations, (iii) the imposition of trade restrictions or prohibitions, (iv) the imposition of import or other duties or taxes, and (v) unstable governments or legal systems in countries in which the Company's suppliers, manufacturing operations, and customers are located. An increase in the value of the United States dollar and/or Euro relative to other currencies may adversely affect the ability of the
Company to compete with its foreign-based competitors for international as well as domestic sales.

         Dependence on Major Customers. During 2001, the Company's ten largest customers accounted for approximately 73% of its net sales. Sales to various US and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 35% of net sales in 2001, and sales to
FAG accounted for approximately 19% of net sales. None of the Company's other customers accounted for more than 5% of its net sales in 2001. The loss of all or a substantial portion of sales to these customers would have a material adverse effect on the Company's business.

         Acquisitions. The Company's growth strategy includes growth through acquisitions. In 1999, the Company acquired the IMC businesses as part of that strategy. In 2000, the Company formed Euroball with SKF and FAG and began operating two new ball manufacturing facilities. Additionally, in 2000, the
Company formed the NN Arte joint venture and began operations in Mexico during
2001. In 2001, the Company acquired Delta as a continuation of that strategy.
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

Recently Issued Accounting Standards

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain
Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133."
SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and
SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000, which for the Company was effective January 1, 2001.

         In July 2001, the FASB issued Statement of Financial Accounting
Standards No. 141, "Business Combinations" (Statement No. 141), and Statement of
Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"
(Statement No. 142). Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.
Statement No. 141 also specifies criteria for intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. The effective date of Statement No. 142 is January 1, 2002. As of the date of adoption, the Company expects to have unamortized goodwill of approximately $39.8 million, which will be subject to the provisions of
Statement No. 142. Amortization expense related to goodwill was $1.8 million,
$0.9 million, and $0.4 million for the years ended December 31, 2001, 2000, and
1999 respectively. The Company is currently evaluating the impact of adoption of
Statement No. 142.

         In July 2001, the FASB issued Statement of Financial Accounting
Standards No. 143, "Accounting For Asset Retirement Obligations." This Statement
requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of the Statement is required for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of adoption of Statement No. 143.

         In October 2001, The FASB issued Statement of Financial Accounting
Standards No. 144, "Accounting For The Impairment or Disposal of Long-lived
Assets." This Statement supercedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of Statement No. 144.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to changes in financial market conditions in the normal course of its business due to its use of certain financial instruments as well as transacting in various foreign currencies. To mitigate its exposure to these market risks, the Company has established policies, procedures and internal processes governing its management of financial market risks.The
Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Domestically, these borrowings which include a $31.5 million floating rate, unsecured term loan and a $25 million floating rate revolving credit facility which are used to maintain liquidity and fund its business operations domestically. In Europe, Euroball has a 5 million euro floating rate credit facility, and a 36.0 million euro floating rate secured term loan. At December 31, 2001, the Company had $41.3 million outstanding under the domestic revolving credit facility and Euroball had $13.4 million outstanding under the Euroball credit facility. A one-percent increase in the interest rate charged on the Company's outstanding borrowings under both credit facilities would result in interest expense increasing by approximately $547,000 during 2001 and $564,000 during 2000. In connection with a variable EURIBOR rate debt financing in July 2000 the Company's 54% owned subsidiary, NN Euroball ApS entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for the Company to receive variable
Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to principal payments on the underlying debt over the life of the swap. The nature and amount of the Company's borrowings may vary as a result of future business requirements, market conditions and other factors.

         The Company's operating cash flows denominated in foreign currencies are exposed to changes in foreign exchange rates. The Company, mainly at its
Euroball Segment, bills and receives payment from some of its foreign customers in their own currency. To date, the Company has not been materially adversely affected by currency fluctuations of foreign exchange restrictions. However, to help reduce exposure to foreign currency of fluctuation, management has implemented a foreign currency hedging program. This program allows management to hedge currency exposures when these exposures meet certain discretionary levels. The Company did not hold a position in any foreign currency hedging instruments as of December 31, 2001.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Financial Statements                                                                 Page

         Report of Independent Auditors for the years ended December 31, 2001

         Consolidated Statements of Income and Comprehensive Income for the
         three years ended December 31, 2001...........................................23

         Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2001.................................................24

         Consolidated Statements of Cash Flows for the three years ended
         December 31, 2001.............................................................25

         Notes to Consolidated Financial Statements....................................26

                          Independent Auditors' Report

The Board of Directors
NN, Inc.:

We have audited the accompanying consolidated balance sheets of NN, Inc. as of
December 31, 2001 and 2000 and the related consolidated statements of income and comprehensive income, consolidated statements of changes in stockholders'
equity, and consolidated statements of cash flows of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NN, Inc. as of
December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Charlotte, North Carolina
February 28, 2002

                        Report of Independent Accountants

To the Board of Directors and Stockholders of NN, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NN,
Inc. (formerly known as NN Ball & Roller, Inc.) and its subsidiaries at December
31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the
United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the
United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion.

/s/ PriceWaterhouseCoopers LLP
PriceWaterhouseCoopers LLP
Charlotte, North Carolina
February 4, 2000

                                    NN, Inc.
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                      (In thousands, except per share data)
Assets                                                           2001         2000
------                                                           ----         -----
Current assets:
        Cash and cash equivalents                            $   3,024    $   8,273
        Accounts receivable, net                                24,832       29,549
        Inventories, net                                        23,418       23,742
        Other current assets                                     3,034        1,512
        Current deferred tax asset                               1,309          790
                                                             ---------     --------
                Total current assets                            55,617       63,866

Property, plant and equipment, net                              82,770       91,693
Assets held for sale                                             4,348         --
Goodwill, net of accumulated amortization of
        $3,009 in 2001 and $1,297 in 2000                       39,805       27,865
Other non-current assets                                         4,862        4,212
Non-current deferred tax asset                                     733          172
                                                             ---------     --------
Total assets                                                 $ 188,135    $ 187,808
                                                             =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
        Accounts payable                                     $  15,829    $  16,883
        Bank overdraft                                           1,141          454
        Accrued salaries, wages and benefits                     3,813        2,248
        Income taxes payable                                     2,074        1,341
        Payable to affiliates                                    1,277        1,762
        Short-term loans                                          --          2,000
        Short term portion of long term debt                     7,000         --
        Other liabilities                                        6,5522        9,038
        Current deferred tax liability                              50          114
                                                             ---------     --------
                Total current liabilities                       37,736       33,840

Minority interest in consolidated subsidiaries                  30,932       30,257
Non-current deferred tax liability                               6,499        5,239
Long-term debt                                                  47,661       50,515
Accrued Pension                                                  2,390        2,133
Other                                                              878          578
                                                             ---------     --------
                Total liabilities                              126,096      122,562
                                                             ---------     --------
Stockholders' equity:
        Common stock - $0.01 par value, authorized
          45,000 shares, issued and outstanding
          15,317 shares in 2001 and 15,247 shares in 2000          154          153
        Additional paid-in capital                              30,841       30,414
        Retained earnings                                       36,139       36,364
        Accumulated other comprehensive loss                    (5,095)      (1,685)
                                                             ---------     --------
                Total stockholders' equity                      62,039       65,246
                                                             ---------     --------
                Total liabilities and stockholders' equity   $ 188,135    $ 187,808
                                                             =========    =========

           See accompanying notes to consolidated financial statements

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                  Years ended December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

                                                            2001         2000         1999
                                                            ----         ----         ----

Net sales                                                $ 180,151    $ 132,129    $  85,294
Cost of products sold                                      137,591       93,926       59,967
                                                         ---------    ---------    ---------
      Gross profit                                          42,560       38,203       25,327

Selling, general and administrative                         16,382       11,571        6,854
Depreciation and amortization                               13,340        9,165        6,131
Restructuring and impairment costs                           2,312         --           --
                                                         ---------    ---------    ---------
Income from operations                                      10,526       17,467       12,342

Interest expense                                             4,006        1,773          523
Equity in earnings of unconsolidated affiliates               --            (48)        --
Net gain on involuntary conversion                          (3,901)        (728)        --
Other income                                                  (186)        (136)        --
                                                         ---------    ---------    ---------
Income before provision for income taxes                    10,607       16,606       11,819
Provision for income taxes                                   4,094        5,959        4,060
Minority interest in consolidated subsidiaries               1,753          660         --
                                                         ---------    ---------    ---------
      Income before cumulative effect of change
         in accounting principle                             4,760        9,987        7,759
      Cumulative effect of change in accounting
         principle, net of income tax benefit of $112
         and related minority interest impact of $84            98         --           --
Net income                                                   4,662        9,987        7,759

Other comprehensive income (loss):
      Additional minimum pension liability, net of tax
         of $31                                                (53)        --           --
      Foreign currency translation                          (3,357)          (7)      (1,563)
                                                         ---------    ---------    ---------
         Comprehensive income                            $   1,252    $   9,980    $   6,196
                                                         =========    =========    =========
Basic income per share:
      Income before cumulative effect of change
         in accounting principle                         $    0.31    $    0.66    $    0.52
      Cumulative effect of change in accounting
         principle                                           (0.01)        --           --
                                                         ---------    ---------    ---------
      Net income                                         $    0.31    $    0.66    $    0.52
                                                         =========    =========    =========
      Weighted average shares outstanding                   15,259       15,247       15,021
                                                         =========    =========    =========
Diluted income per share:
      Income before cumulative effect of change
         in accounting principle                         $    0.31    $    0.64    $    0.52
      Cumulative effect of change in accounting
         principle                                           (0.01)        --           --
                                                         ---------    ---------    ---------
      Net income                                         $    0.30    $    0.64    $    0.52
                                                         =========    =========    =========
Weighted average shares outstanding                         15,540       15,531       15,038
                                                         =========    =========    =========

           See accompanying notes to consolidated financial statements

                                                                    NN, Inc.
                                           Consolidated Statements of Changes in Stockholders' Equity
                                                  Years ended December 31, 2001, 2000 and 1999
                                                                 (In thousands)

                                                    Common Stock
                                              --------------------------                Accumulated
                                                                   Additional              Other
                                              Number       Par     Paid-In    Retained  Comprehensive
                                             of shares    Value    Capital    Earnings      Loss         Total
                                            ------------ -------  ---------  ----------- ------------ ------------

Balance at December 31, 1998                   14,804   $    149   $ 27,902   $ 28,306    $   (115)   $ 56,242
      Shares Issued                               440          4      2,496       --          --         2,500
      Net income                                 --         --         --        7,759        --         7,759
      Dividends paid                             --         --         --       (4,810)       --        (4,810)
      Cumulative translation loss                --         --         --         --        (1,563)     (1,563)
                                             --------   --------   --------   --------    --------    --------

Balance, December 31, 1999                     15,244   $    153   $ 30,398   $ 31,255    $ (1,678)   $ 60,128
      Shares Issued                                 3       --           16       --          --            16
      Net income                                 --         --         --        9,987        --         9,987
      Dividends paid                             --         --         --       (4,878)       --        (4,878)
      Cumulative translation loss                --         --         --         --            (7)         (7)
                                             --------   --------   --------   --------    --------    --------

Balance, December 31, 2000                     15,247   $    153   $ 30,414   $ 36,364    $ (1,685)   $ 65,246
      Shares Issued                                70          1        427       --          --           428
      Net income                                 --         --         --        4,662        --         4,662
      Dividends paid                             --         --         --       (4,887)       --        (4,887)
      Additional minimum pension liability       --         --         --         --           (53)        (53)
      Cumulative translation loss                --         --         --         --        (3,357)     (3,357)
                                             --------   --------   --------   --------    --------    --------

Balance, December 31, 2001                     15,317   $    154   $ 30,841   $ 36,139    $ (5,095)   $ 62,039
                                             ========   ========   ========   ========    ========    ========

           See accompanying notes to consolidated financial statements

                                                              NN, Inc.
                                               Consolidated Statements of Cash Flows
                                            Years Ended December 31, 2001, 2000 and 1999
                                                           (In Thousands)
                                                                                2001        2000        1999
                                                                         -----------  ----------- ----------
Cash flows from operating activities:
      Net Income                                                              $  4,662    $  9,987    $  7,759
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                             13,340       9,165       6,131
      Cumulative effect of change in accounting principle                           98        --          --
      Loss on disposals of property, plant and equipment                          --         1,194          43
      Loss on sale of NNG                                                          222        --          --
      Equity in earnings of unconsolidated affiliates                             --           (48)       --
      Deferred income tax                                                          433       1,185        (369)
      Interest income on receivable from unconsolidated affiliates                (104)       (159)       --
      Minority interest in consolidated subsidiary                               1,753         660        --
      Restructuring costs and impairment costs                                   2,312        --          --
      Changes in operating assets and liabilities:
               Accounts receivable                                               6,838       1,955        (641)
               Inventories                                                       1,175      (3,021)      5,121
               Other current assets                                             (1,461)       (106)        471
               Other assets                                                       (618)     (1,719)         19
               Accounts payable                                                 (2,846)      5,544      (1,439)
               Other liabilities                                                (1,187)      2,227         750
                                                                              --------    --------    --------
                    Net cash provided by operating activities                   24,617      26,864      17,845
                                                                              --------    --------    --------

Cash flows from investing activities:
      Acquisition of businesses, net of cash acquired                          (23,496)    (57,788)    (27,535)
      Acquisition of property, plant and equipment                              (6,314)    (17,910)     (2,394)
      Sale of NNG                                                                  622        --          --
      Long-term note receivable                                                   --        (3,440)       --
      Investment in unconsolidated affiliates                                     --          (172)       --
      Proceeds from disposals of property, plant and equipment                     106        --            46
                                                                              --------    --------    --------
                 Net cash used by investing activities                         (29,082)    (79,310)    (29,883)
                                                                              --------    --------    --------

Cash flows from financing activities:
      Net proceeds under revolving line of credit                                 --         7,547      17,151
      Minority shareholders contributions                                         --        29,600        --
      Proceeds from long-term debt                                              71,430      25,817        --
      Bank overdrafts                                                              687        (785)      1,239
      Repayment of long-term debt                                              (65,946)       --          --
      Proceeds (repayment) of short-term debt                                   (2,000)      2,000        --
      Proceeds from issuance of stock                                              428          16        --
      Cash dividends                                                            (4,887)     (4,878)     (4,810)
                                                                              --------    --------    --------
                 Net cash provided (used) by financing activities                 (288)     59,317      13,580
                                                                              --------    --------    --------

      Effect of exchange rate changes                                             (496)         (7)     (1,563)

      Net change in cash and cash equivalents                                   (5,249)      6,864         (21)
      Cash and cash equivalents at beginning of period                           8,273       1,409       1,430
                                                                              --------    --------    --------
      Cash and cash equivalents at end of period                              $  3,024    $  8,273    $  1,409
                                                                              ========    ========    ========

Supplemental schedule of non-cash investing and financing activities:
      Note received related to sale of NNG                                    $  3,300    $   --      $   --
                                                                              ========    ========    ========
      Stock issued related to acquisition of IMC                              $   --      $   --      $  2,500
                                                                              ========    ========    ========

           See accompanying notes to consolidated financial statements

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

                                                                                                                (Continued)
(1)    Summary of Significant Accounting Policies and Practices

       (a)    Description of Business

              The Company is a manufacturer of precision balls, rollers, plastic injection molded products, and precision bearing seals. The
              Company's balls, rollers, and bearing seals are used primarily in the domestic and international anti-friction bearing industry. The
              Company's plastic injection molded products are used in the bearing, automotive, instrumentation and fiber optic industries.
              The Domestic Ball and Roller Segment is comprised of two
              manufacturing facilities located in the eastern United States. The
              Company's Euroball Segment, which was acquired in July 2000, (see
              Note 2) is comprised of manufacturing facilities located in
              Kilkenny, Ireland, Eltmann, Germany, and Pinerolo, Italy. All of
              the facilities in the Euroball Segment are engaged in the
              production of precision balls and rollers. The Plastics Segment consists of IMC, acquired in July 1999, NN Arte, formed in August
              2000 and Delta Rubber, acquired in February 2001. IMC has two production facilities in Texas, NN Arte has one production facility in Guadalajara, Mexico and Delta Rubber has two
              production facilities in Connecticut (see Note 2). All of the
              Company's segments sell to foreign and domestic customers.

       (b)    Cash and Cash Equivalents

              The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

       (c)    Inventories

              Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

       (d)    Property, Plant and Equipment

              Property, plant and equipment are stated at cost less accumulated depreciation. Assets held for sale are stated at lower of cost or fair market value less selling cost. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When a major property item is retired, its cost and related accumulated depreciation or
              amortization are removed from the property accounts and any

                                                                (Continued)

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

              gain or loss is recorded in income or expense, respectively. The
              Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the year ended December 31, 2001, the Company incurred an impairment charge of $1,083 to write-down the land and building at the
              Walterboro, SC production facility to its net realizable value, which was based upon fair market value appraisals. The carrying value of this land and building of $1,692 has been classified as a component of assets held for sale in the accompanying financial statements. During the year ended December 31, 2000, the Company did not incur any impairment charges.

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
              25)" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the
              underlying stock exceeds the exercise price. The Company also applies the provision of APB Opinion No. 25 to its variable stock options. Compensation expense is recognized for these awards if the current market price of the underlying stock exceeds $10.50.
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
              The ownership interests of other

                                                                (Continued)

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

              shareholders in companies that are more than 50% owned, but less than 100% owned, are reflected as minority interests. Minority interest represents the minority shareholders interest of NN
              Euroball ApS and NN Arte.

       (j)    Foreign Currency Translation

              Assets and liabilities of the Company's foreign subsidiary are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year.
              Translation adjustments are reported as a component of other comprehensive income.

       (k)    Goodwill

              Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through
              undiscounted future operating cash flows of the acquired
              operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

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

       (m)    Use of Estimates in the Preparation of Financial Statements

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

       (n)    Reclassifications

              Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation.

       (o)    Recently Issued Accounting Standards

              In June 1998, the Financial Accounting Standards Board (FASB)
              issued Statement of Financial Accounting Standards (SFAS) No. 133,
              "Accounting for Derivative Instruments and Certain Hedging
              Activities." In June 2000, the FASB issued SFAS No. 138,
              "Accounting for Certain Derivative Instruments and Certain Hedging
              Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138
              require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No.
              138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000, which for the Company was effective
              January 1, 2001.

              In July 2001, the FASB issued Statement of Financial Accounting
              Standards No. 141, "Business Combinations" (Statement No. 141),
              and Statement of Financial Accounting Standards No. 142,
              "Goodwill and Other Intangible Assets" (Statement No. 142).
              Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30,
              2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets

                                                                (Continued)
                                       28

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

              with indefinite useful lives no longer be amortized, but instead tested for impairment. The effective date of Statement No. 142 is
              January 1, 2002. As of the date of adoption, the Company expects to have unamortized goodwill of approximately $39.8 million, which will be subject to the provisions of Statement No. 142.
              Amortization expense related to goodwill was $1.8 million, $0.9 million and $0.4 million for the years ended December 31, 2001,
              2000 and 1999, respectively. The Company is currently evaluating the impact of adoption of Statement No. 142.

              In July 2001, the FASB issued Statement of Financial Accounting
              Standards No. 143, "Accounting For Asset Retirement Obligations."
              This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of the Statement is required for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of adoption of Statement No. 143.

              In October 2001, the FASB issued Statement of Financial
              Accounting Standards No. 144, "Accounting For The Impairment or
              Disposal of Long-lived Assets." This Statement supercedes
              Statement No. 121 but retains many of its fundamental provisions.
              Additionally, this Statement expands the scope of discontinued
              operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of Statement No. 144.

       (q)    Derivative Financial Instruments

              In June 1998, the Financial Accounting Standards Board (FASB)
              issued Statement of Financial Accounting Standards (SFAS) No. 133,
              "Accounting for Derivative Instruments and Certain Hedging
              Activities." In June 2000, the FASB issued SFAS No. 138,
              "Accounting for Certain Derivative Instruments and Certain Hedging
              Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138
              require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No.
              138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000, which for the Company was effective
              January 1, 2001.

              The Company has an interest rate swap accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 133,
              "Accounting for Derivative Instruments and Hedging Activities."
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

              The cumulative effect of a change in accounting principles for the adoption of SFAS No. 133 effective January 1, 2001 resulted in a transition adjustment net loss of $98 which is net of an income tax benefit of $112 and the related minority interest impact of
              $84. The interest rate swap does not qualify for hedge accounting under the provisions of SFAS No. 133; therefore, the transition adjustment for adoption of SFAS No. 133 and any subsequent periodic changes in fair value of the interest rate swap are recorded in earnings.

              As of December 31, 2001, the fair value of the swap is a before tax loss of approximately $374 which is recorded in other
              non-current liabilities. The change in fair value during the year ended December 31, 2001 was a loss of approximately $80 which has been included as a component of other (income) expense.

(2)  Acquisitions

     On February 16, 2001, the Company completed the acquisition of all of the outstanding stock of The Delta Rubber Company, ("Delta") a Connecticut corporation for $22,500 in cash, of which $500 was to be held in escrow for one year from the date of closing. Delta provides high quality engineered bearing seals and other precision-molded rubber products to original equipment manufacturers. The Company plans to continue the operation of the
     Delta business, which operates a manufacturing facility in Danielson,
     Connecticut. The excess of the purchase price over the fair value of the net identifiable

                                                                (Continued)

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

       assets acquired of $14,107 has been recorded as goodwill and is being amortized on a straight-line basis over twenty years.

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

       The following unaudited pro forma summary presents the financial information as if the Company's Euroball transaction and Delta acquisition had occurred on January 1, 2001 and 2000. These proforma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 2001 and 2000, nor is it indicative of future results.

                                             (Unaudited)          (Unaudited)
                                          December 31, 2001    December 31, 2000
                                          ------------------   ------------------

       Net sales                                  $ 182,700            $ 200,500
       Net income                                     4,800               11,800
       Basic earnings per share                        0.31                 0.77
       Diluted earnings per share                      0.31                 0.76

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

                                                             (Continued)

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

       The following unaudited pro forma summary presents the financial information as if the Company's acquisition of IMC had occurred on
       January 1, 1999. This unaudited pro forma summary does not include
       Euroball or Delta. These proforma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 1999, nor is it indicative of future results.

                                                            (Unaudited)
                                                         December 31, 1999
                                                       ----------------------

       Net sales                                                   $ 101,562
       Net income                                                      7,558
       Basic earnings per share                                         0.50
       Dilutive earnings per share                                      0.50

(3)    Restructuring and Impairment Charges

       In September 2001, the Company announced the closure of its
       Walterboro, South Carolina ball manufacturing facility as a part of its ongoing strategy to locate manufacturing capacity in closer proximity to its customers. This facility is included in the Company's
       Domestic Ball and Roller Segment (see Note 10). The closure was substantially completed by December 31, 2001.

       Prior to December 31, 2001, production capacity and certain machinery and equipment was transferred from the Walterboro facility to the
       Company's two domestic ball facilities in Erwin, Tennessee and
       Mountain City, Tennessee. The plant closing resulted in the termination of approximately 80 full time hourly and salaried employees located at the Walterboro facility. The Company has recorded restructuring costs of $750 during the year ended December 31, 2001 for the severance payments. Additionally, prior to December 31, 2001, the Company decided to sell the Walterboro land, building and certain machinery. The Company incurred an impairment charge of $1,083 during
       2001 to write-down the land and building at the Walterboro facility to its net realizable value of $1,697, which was based upon fair market value appraisals. The remaining equipment with a historical net book value of $2,656 is also held for sale. The amounts the Company will ultimately realize upon disposition of these assets could differ materially from the amounts assumed in arriving at the 2001 impairment loss. The Company anticipates selling the land, building and machinery during 2002. Approximately $290 of the severance payments were paid in
       2001 and the remaining is expected to be paid in 2002.

       Accrued restructuring costs of $460 are included in other current liabilities as of December 31, 2001. The Company has charged expenses for moving machinery, equipment and inventory to other production facilities and other costs to close the facility, which will benefit future operations in the period they are incurred.

       In addition to this restructuring charge, the Company's Euroball subsidiary incurred restructuring charges of $479 for severance payments as a result of the termination of 15 hourly employees and 3 salaried employees at its Italy production facility. Approximately $426 of the severance payments were paid during 2001 and remaining accrued restructuring costs of $53 are included in other current liabilities as of December 31, 2001.

       The following summarizes the 2001 restructurings:

                                                                     Reserve
                                               Non-Cash    Paid in    Balance
                                      Charges  Writedowns    2001   at 12/31/01
                                      -------- ----------  ------- ------------

Asset impairments                      $1,083     $1,083     $ --       $ --
Severance and other employee costs      1,229       --          716        513
                                       ------     ------     ------     ------
Total                                  $2,312     $1,083     $  716     $  513
                                       ======     ======     ======     ======

                                                                (Continued)

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

 (4)   Investments in Affiliated Companies

       Investments in affiliated companies at December 31, 2000 consist of 50% of the member interest of NN General, LLC. NN General, LLC was formed in
       March 2000 between the Company and General Bearing Corporation. NN General,
       LLC owns 60% of the Jiangsu General Ball and Roller, Company, Ltd., a
       Chinese precision ball and roller manufacturer located in Rugao City,
       Jiangsu, Province, China. The Company's investment in NN General, LLC includes $215 of member equity and a note receivable of $3,440 at
       December 31, 2000 which are included in other non-current assets in the accompanying consolidated balance sheet. The note receivable bears interest at variable rates (6.24% at December 31, 2000) and is due December 31,
       2020. Accrued interest income on this note is $159 at December 31, 2000 and is included in other current assets in the accompanying consolidated balance sheet.

       Effective December 21, 2001, the Company sold its 50% ownership in NN
       General, LLC to its partner, General Bearing Corporation for cash of
       $622 and notes of $3,300. The notes are due in annual installments of
       $200 with the balance due on December 21, 2006. The notes bear interest at an average LIBOR (1.88% at December 31, 2001) plus 1.5%.
       In 2001, the Company recorded a non-cash loss on the sale of its investment in this joint venture of $144.

(5)    Accounts Receivable

                                              December 31,
                                             2001       2000
                                           -------    --------

Trade                                      $26,613     $29,028
Other                                           10       1,297
                                           -------     -------

                                            26,623      30,325
Less - Allowance for doubtful accounts       1,791         776
                                           -------     -------

                                           $24,832     $29,549
                                           =======     =======

       Allowance for doubtful accounts is as follows:

     Description       Balance at                                 Balance at end
                       beginning of year  Additions    Write-offs       of year
                      ------------------  ---------    ----------    --------------

December 31, 1999
Allowance for doubtful
    accounts                $  586      $      320      $   --        $  906
                            ======      ==========      ========      ======

December 31, 2000
Allowance for doubtful
    accounts                $  906      $     --        $    130      $  776
                            ======      ==========      ========      ======

December 31, 2001
Allowance for doubtful
    accounts                $  776      $    1,668      $    653      $1,791
                            ======      ==========      ========      ======

                                                        (Continued)

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

       On November 6, 2001, a customer of IMC filed for voluntary Chapter 7 bankruptcy. As of December 31, 2001, the Company had a trade accounts receivable balance of approximately $829 with this customer. For the year ended December 31, 2001, the Company recorded sales of approximately
       $1,900 to this customer. As of December 31, 2001, the Company has increased its allowance for doubtful accounts by approximately $829 as a result of this bankruptcy filing.

(6)    Inventories

                                                    December 31,
                                         2001                       2000
                                       --------                  ---------

Raw materials                          $  5,494                   $  4,431
Work in process                           5,016                      5,265
Finished goods                           13,065                     14,106
Less-inventory reserve                     (157)                       (60)
                                       --------                   --------
                                       $ 23,418                   $ 23,742
                                       ========                   ========

       Inventory on consignment at December 31, 2001 and 2000 was approximately
$ 2,908 and $4,083, respectively.

(7)    Property, Plant and Equipment

                                              Estimated                December 31,
                                             Useful Life            2001            2000
                                          ------------------   ---------------  -------------

      Land                                                         $   1,830        $   2,202
      Buildings and improvements             10-25 years              20,286           26,463
      Machinery and equipment                3-10 years              103,363           92,810
      Construction in process                                          1,577            6,138
                                                                ---------------  -------------

                                                                     127,056          127,613
      Less - accumulated depreciation                                 44,286           35,920
                                                               ---------------  -------------

                                                                    $ 82,770        $  91,693
                                                               ===============  =============

       On September 11, 2001, the Company announced the closing of its
       Walterboro, South Carolina ball manufacturing facility effective December
       2001. As a result of that closing land and building with a carrying value of $1,692 and certain machinery and equipment with a carrying value of
       $2,656 are held for sale as of December 31, 2001.

(8)    Debt

       (a)    Short Term

              At December 31, 2000, the Company had outstanding $2,000 of unsecured notes payable to banks bearing interest at 7.29%. These notes were repaid during 2001.

                                                                (Continued)

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

       (b)    Long-Term

              Long-term debt at December 31, 2001 and 2000 consists of the following:

                                                                      2001           2000
                                                               ----------------- --------------

Borrowings under a revolving credit facility bearing interest at variable rates (3.24% - 4.75% at December 31, 2001) due
    July 25, 2003                                                       $ 9,805      $  --

Borrowings under a revolving credit facility bearing interest a variable rates (7.29% at December 31, 2000) due July 25,
    2003.  Repaid in July 2001                                             --         24,698

Termloan bearing interest at variable rates (3.24% at December 31,
    2001) payable in quarterly installments of $1,750
    beginning September 19, 2001 through July 1, 2006                    31,500         --

Borrowings under a Euro revolving credit facility bearing interest at variable rates (4.55% at December 31, 2001 and
    6.63% at December 31, 2000) due July 15, 2006                          --            942

Euroterm loans bearing interest at variable rates (4.55% at
    December 31, 2001and 6.63% at December 31, 2000) payable in quarterly installments of $1,781 beginning March 15, 2002
    through June 15, 2006                                                13,356       24,875
                                                                        -------      -------
      Total long-term debt                                               54,661       50,515

      Less current maturities                                             7,000         --
                                                                        -------      -------
      Long-term debt, excluding current installments                    $47,661      $50,515
                                                                        =======      =======

              On July 20, 2001, the Company entered into a syndicated loan agreement with AmSouth Bank ("AmSouth") as the administrative agent for the lenders, for a senior non-secured revolving credit facility of up to $25,000, expiring on July 25, 2003 and a senior non-secured term loan for $35,000 expiring on July 1, 2006. These facilities include certain negative pledges. This credit facility replaces the $25,000 revolving credit facility that was
              temporarily extended and restated in February 2001 to $50,000 and the additional $2,000 of availability extended in March of 2001.
              Amounts outstanding under the revolving facility and term loan facility bear interest at a floating rate equal to LIBOR (1.88% at
              December 31, 2001) plus an applicable margin of 0.75% to 2.00%
              based upon calculated financial ratios. The loan agreement contains restrictive covenants which specify, among other things, restrictions on the incurrence of indebtedness, payment of dividends, capital expenditures, and the maintenance of certain financial ratios. The Company, as of December 31, 2001, was in compliance with all such covenants.

              In connection with the Euroball transaction (see Note 2) the
              Company and NN Euroball ApS, entered into a Facility Agreement with a bank to provide up to Euro 36,000 in Term Loans and Euro
              5,000 in revolving credit loans. The Company borrowed Euro 30,500
              ($28,755) under the term loan facility and Euro 1,000 ($943) under the revolving credit facility. Amounts outstanding under the
              Facility Agreement are secured by inventory

                                                                (Continued)

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

              and accounts receivable and bear interest at EURIBOR (3.30% at
              December 31, 2001) plus an applicable margin between 1.125% and
              2.25% based upon financial ratios. The shareholders of NN
              Euroball ApS have provided guarantees for the Facility Agreement.
              The Facility Agreement contains restrictive covenants, which specify, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain financial ratios.
              Euroball was in compliance with all such covenants at December
              31, 2001.

              The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2001 are as follows:

                                    2002      $ 7,000
                                    2003       23,893
                                    2004       13,268
                                    2005        7,000
                                    2006        3,500
                                              -------
                                   Total      $54,661
                                              =======

       Interest paid during 2001, 2000 and 1999 was $3,596, $1,917 and $519, respectively.

(9)    Employee Benefit Plans

       The Company has three defined contribution 401(k) profit sharing plans covering substantially all employees of the Domestic Ball and Roller and
       Plastics Segments. The plan in place for the Domestic Ball and Roller
       Segment covers all employees who have one year of service, have attained age twenty-one and have elected to participate in the plan. A participant may elect to contribute from 1% to 20% of his or her compensation to the
       Plan, subject to a maximum deferral set forth in the Internal Revenue
       Code. The Company provides a matching contribution of the higher of $500 or 50% of the first 4% of eligible compensation per participant. The employer matching contribution is fully vested at all times. The contributions by the Company for the Domestic Ball and Roller Segment
       plan were $152, $106 and $120 in 2001, 2000 and 1999, respectively.

       The plan in place for IMC covers all employees who have completed six months of service and have elected to participate in the plan. A participant may elect to contribute from 1% to 15% of his or her compensation to the plan, subject to a maximum deferral set forth in the
       Internal Revenue Code. The Company matches 25% of the first 6% of each employee's contribution to the plan and provides for a discretionary contribution at the end of each plan year. The contributions by the
       Company for IMC plan since acquisition in July 1999 were $58 in 2001, $70 in 2000 and $196 in 1999. Vesting occurs in equal increments over a period of five years.

       The plan in place for Delta covers all employees who have one year of service, have attained age twenty-one and have elected to participate in the plan. A participant may elect to contribute from 1% to 20% of his or her compensation to the Plan, subject to a maximum deferral set forth in the Internal Revenue Code. The Company matches 50% of the first 6% of each employee's contribution to the plan. The employee has 100% immediate vesting on all contributions made to his or her account. The contributions by the Company for the Delta plan since acquisition in
       February 2001 were $67. Vesting occurs in equal increments over a period of five years.

                                                                (Continued)

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

       The Company has a defined benefit pension plan covering its Eltmann,
       Germany facility employees (a Euroball division). The benefits are based on the expected years of service including the rate of compensation increase. The plan is unfunded.

       Following is a summary of the changes in the projected benefit obligation for the defined benefit pension plan during 2001 and 2000:

                                                             2001          2000
                                                        ------------- --------------

          Change in projected benefit obligation:
              Benefit obligation at beginning of year      $ 2,133       $ 1,886
              Service cost                                      77            33
              Interest cost                                    116            62
              Benefits paid                                     (5)         --
              Effect of currency translation                  (196)         --
              Actuarial loss                                   265           152
                                                           -------       -------

              Benefit obligation at December 31            $ 2,390       $ 2,133
                                                           =======       =======

                                                                  2001         2000
                                                              -----------   ---------

          Weighted-average assumptions as of December 31:
              Discount rate                                      5.5%           6.0%
              Rate of compensation increase                    1.5% - 2.1       2.0%

                                                                 2001     2000
                                                               -------- --------

          Components of net periodic benefit cost:
              Service cost                                       $ 77      $ 33
              Interest cost on projected benefit obligation       116        62
                                                                 ----      ----

              Net periodic pension cost                          $193      $ 95
                                                                 ====      ====

       Amounts recognized in the Consolidated Balance Sheets consist of:

                                                                                 2001               2000
                                                                           --------------     --------------
          Accrued benefit liability                                               $2,390             $2,133
          Accumulated other comprehensive loss, net of tax                          (53)                 --
                                                                           --------------     --------------
            Net amount recognized                                                 $2,337             $2,133
                                                                           ==============     ==============

(10)   Stock Incentive Plan

       Effective March 2, 1994, the Company adopted the NN, Inc. Stock Incentive
       Plan under which 1,125 shares of the Company's Common Stock were reserved for issuance to officers and key employees of the Company. During 1999 and 2000, the plan was amended to increase the number of shares available for issuance pursuant to awards made under the plan from 1,125 to 1,625.
       Awards or grants under the plan may be made in the form of incentive and nonqualified stock options, stock appreciation rights and restricted stock. The stock options and stock appreciation rights must be issued with an exercise price not less than the fair market value of the Common
       Stock on the date of

                                                                (Continued)
                                       36

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

       grant. The awards or grants under the plan may have various vesting and expiration periods as determined at the discretion of the committee administering the plan.

       A summary of the status of the Company's stock option plan as described above as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below:

                                           2001                          2000                         1999
                                ----------------------------  ----------------------------  ---------------------------
                                             Weighted-average              Weighted-average            Weighted-average
                                  Shares     exercise price     Shares     exercise price     Shares    exercise price
                                -----------  ---------------  -----------  ---------------  ----------  ---------------

     Outstanding at beginning
         of year                    1,091       $   6.87    1,049          $    8.53            548       $   11.53

     Granted                          396           8.09      555               7.63            539            5.93

     Exercised                        (70)          6.09       (2)              5.87             --              --

     Forfeited                        (44)          6.78     (511)              10.95            (38)          12.28
                                  --------                  ------                             ------

     Outstanding at end of
         year                       1,373           7.25    1,091                6.87           1,049           8.53
                                  ========                 ======                              ======

     Options exercisable at
        year-end                      528       $   6.59      290           $    6.09             345       $   11.53

       The following table summarizes information about stock options outstanding at December 31, 2001:

                                                Options outstanding                            Options exercisable
                      ------------------------------------------------------   -----------------------------------
                                            Weighted-
                                             average
                           Number           remaining         Weighted-           Number            Weighted-
  Range of exercise    outstanding at      contractual         average          exercisable     average exercise
       prices            12/31/2001           life          exercise price     at 12/31/2001          price
                      -----------------  ----------------  -----------------   ---------------  ------------------

$5.94 - $6.50              431              7.5 years       $    6.84               341             $  5.97

$7.63 - $8.09              942              9.2 years        $  10.38               187             $  7.71

       On December 7, 1998, the Company granted a total of 20 options to the members of its Board of Directors. These options carry an exercise price equal to the market price on the date of issuance and vest equally over a period of three years, beginning one year from date of grant. The maximum term of these options is 10 years. On July 4, 1999, the Company granted and additional 20 options to the members of its Board of Directors. These options carry an exercise price equal to the market price on the date of issuance and vest six months from the date of grant. The maximum term of these options is 10 years. On October 10, 2000, the Company granted an additional 15 options to the members of its Board of Directors. These options carry an exercise price equal to the market price on the date of issuance and vest 100% one year from date of grant. The maximum term of these options is 10 years. On September 17, 2001, the Company granted an additional 50 options to the members of the Board of Directors. These options carry an exercise price equal to the market price on the date of issuance and vest 100% one year from date of grant. The maximum term of these options is 10 years.

       On August 4, 1998 the Company's Board of Directors authorized the repurchase of up to 740 shares of its Common Stock, equaling 5% of the company's issued and outstanding shares as of August 4, 1998. The program may be

                                                                (Continued)

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

       extended or discontinued at any time, and there is no assurance that the Company will purchase any or all of the full amount authorized.
       The Company has not repurchased any shares under this program through
       December 31, 2001.

       All options granted in the period January 1, 1999 through December 31,
       2001, except those granted to the Company's Board of Directors as described above, vest ratably over three years, beginning one year from date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. All options granted in the period January 1, 1995 through
       December 31, 1998, except those granted to the Company's Board of
       Directors as described above, vest 20% - 33% annually beginning one year from date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. Certain options granted in July 1999 were deemed to be repriced options under the applicable accounting requirements. These options, which were fully vested as of the effective date of FASB Interpretation No. 44, are treated under variable accounting. Accordingly, compensation expense will be recognized, to the extent the market price of the Company's stock exceeds $10.50. The
       Company recognized compensation expense of $108 during 2001 related to these options.

       The Company has adopted the provisions of Statement of Financial
       Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
       (SFAS 123). SFAS 123 encourages but does not require a fair value based method of accounting for stock compensation plans. The Company has elected to continue accounting for its stock compensation plan using the intrinsic value based method under APB Opinion No. 25 and, accordingly, has not recorded compensation expense for each of the three years ended
       December 31, 2001, except as discussed above. Had compensation cost for the Company's stock compensation plan been determined based on the fair value at the option grant dates, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated
       below:

                                                                  Year ended December 31,
                                                      2001               2000                1999
                                              ------------------  -----------------   -------------------

       Net income             As reported          $  4,662            $  9,987            $  7,759
                              Proforma                4,347               9,804               7,627

       Earnings per share     As reported         $    0.31            $   0.66            $   0.52
                              Proforma                 0.28                0.64                0.51

       Earnings per
           share-assuming
           dilution           As reported         $    0.30            $   0.64            $   0.52
                              Proforma                 0.28                0.63                0.51

       The fair value of each option grant was estimated based on actual information available through December 31, 2001, 2000 and 1999 using the
       Black Scholes option-pricing model with the following assumptions:

       Term                                     Vesting Period
       Risk free interest rate                  4.75%, 5.1% and 6.5% for 2001, 2000 and 1999,
       respectively Dividend yield              2.8%, 3.6%, and 4.4% annually for 2001, 2000
       and 1999, respectively Volatility        40.7%, 39.5% and 39.5% for 2001, 2000
                                                and 1999, respectively

(11)   Segment Information

       The Company adopted the provisions of SFAS No. 131, "Disclosures about
       Segments of an Enterprise and Related Information," effective with its
       December 31, 1998 reporting and identified its reportable segments based upon the geographic location of its business units. During 2001, the
       Company's reportable segments are based on differences in product lines and geographic locations and are divided among Domestic Ball and Roller,
       Euroball and Plastics. The Domestic Ball and Roller Segment is comprised of two manufacturing facilities in the eastern United States. The
       Euroball Segment acquired in July 2000, is comprised of manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany and Pinerolo,
       Italy. All of the facilities in the Domestic Ball and Roller and Euroball
       Segments are engaged in the production of precision balls and rollers used primarily in the bearing industry. The Plastics Segment

                                                                (Continued)

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

       is compromised of five facilities: two located in Lubbock, Texas, which represents the IMC business acquired in July 1999; two facilities located in Danielson, Connecticut, which represents the Delta business acquired in February 2001, and one facility located in Guadalajara, Mexico, which represents the NN-Arte business. These facilities are engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation and fiber optic markets and precision rubber bearing seals for the bearing, automotive, industrial, agricultural and aerospace markets.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from operations after income taxes not including nonrecurring gains and losses. The Company accounts for intersegment sales and transfers at current market prices; however, the Company did not have any material intersegment transactions during
       2001, 2000 or 1999.

                                    December 31, 2001                    December 31, 2000             December 31, 1999
                           ------------------------------------ -------------------------------------------------------------
                           DomesticBall Euroball    Plastics   DomesticBall Euroball    Plastics   DomesticBall  Plastics
                           and Roller                          and Roller                          and Roller
                           --------------------------------------------------------------------------------------------------
       Net sales            $  52,692   $  86,719  $  40,74$   67,637   $  33,988   $  30,504   $  67,736    $  17,558
       Interest expense           237       1,574      2,194      385         622         766          --          523
       Depreciation  &                                   ,
           amortization         4,439       5,426      3 475    4,796       2,123       2,246       4,932        1,199
       Income tax expense       2,435       2,474       (815)   4,284       1,408         267       3,816          244
       Segment profit                                   ,
           (loss)               4,498       1,962     (1 798)   8,314         775         898       7,293          466
       Segment assets          62,978      68,288     55,721   62,574      91,392      33,842      58,557       31,811
       Expenditures for                                 ,
           long- lived
           assets               1,117       3,537      1 660    9,319       3,737       4,854       1,723          671

       Sales to external customers and long-lived assets utilized by the Company were concentrated in the following geographical regions:

                              December 31, 2001             December 31, 2000         December 31, 1999
                        ------------------------------- -------------------------- -------------------------
                                        Long-lived                    Long-lived               Long-lived
                           Sales          assets         Sales          assets      Sales        assets
                        ------------- --------------- -------------  ------------- --------    -------------

     United States        $ 59,813      $ 38,900      $ 62,094      $ 44,137      $ 52,907      $ 36,842

     Europe                 88,649        42,799        46,697        46,216        21,064         6,610

     Canada                  8,278          --           6,449          --           5,918          --

     Latin/S.America         8,157         1,071         6,100         1,340         2,903          --

     Other export           15,254          --          10,789          --           2,502          --
                          --------      --------      --------      --------      --------      --------
     All foreign
         countries         120,338        43,870        70,035        47,556        32,387         6,610
                          --------      --------      --------      --------      --------      --------

     Total                $180,151      $ 82,770      $132,129      $ 91,693      $ 85,294      $ 43,452
                          ========      ========      ========      ========      ========      ========

       Two customers comprised 49%, 49% and 46% of the Domestic Ball and Roller
       Segments sales during the years ended December 31, 2001, 2000, and 1999, respectively (see Note 18). Two customers comprised 76% of the

                                                                (Continued)

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

       Euroball Segments sales during the year ended December 31, 2001. One customer comprised 5% and 20% of IMC's sales for the years ended December
       31, 2001 and 2000, respectively.  Accounts receivable concentrations as of December 31, 2001 are generally reflective of sales concentrations during 2001.

(12)    Income Taxes

        Total income taxes (benefits) for the years ended December 31, 2001,
        2000, and 1999 are allocated as follows:
                                                                        Year ended December 31,
                                                           2001                   2000                   1999
                                                    -------------------  -------------------  -------------------

      Income from continuing operations:                    $  4,094             $  5,959             $  4,060
      Cumulative effect of change in accounting
          principle                                             (112)                  --                   --
      Accumulated other comprehensive income                     (31)                  --                   --
                                                    -------------------  -------------------  -------------------
                                                            $  3,951             $  5,959             $  4,060
                                                    ===================  ===================  ===================

     Income tax expense attributable to income from continuing operations consists of:

                                                     Year ended December 31,
                                                 2001          2000        1999
                                                 ----          ----        ----
     Current:
         U.S. Federal                          $ 1,025       $ 3,496      $ 3,960
         State                                     146           452          469
         Non-U.S                                 2,490           826         --
                                               -------       -------      -------
                                                 3,661         4,774        4,429
                                               -------       -------      -------
     Deferred:
         U.S. Federal                              557           496         (335)
         State                                      57            63          (34)
         Non-U.S                                  (181)          626         --
                                               -------       -------      -------

                   Total deferred expense          433         1,185         (369)
                                               -------       -------      -------
                                               $ 4,094       $ 5,959      $ 4,060
                                               =======       =======      =======

                                                                (Continued)

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

       A reconciliation of taxes based on the U.S. federal statutory rate of 34%
       for the years ended December 31, 2001, 2000 and 1999 is summarized as follows:

                                                          Year ended December 31,
                                                       2001          2000         1999
                                                       ----          ----         ----

     Income taxes at the federal statutory rate      $ 3,606       $ 5,646       $ 4,006
     State income taxes, net of federal benefit          134           340           289
     Foreign sales corporation benefit, net of
         liability                                       (95)         (183)         (256)
     Non-US earnings taxed at different rates            395           337          (182)
     Other, net                                           54          (181)          203
                                                     -------       -------       -------
                                                     $ 4,094       $ 5,959       $ 4,060
                                                     =======       =======       =======

       The tax effects of the temporary differences are as follows:

                                                      Year ended December 31,
                                                        2001        2000
                                                       -------- ----------
     Deferred income tax liability
         Tax in excess of book depreciation            $5,692      $5,050
         Duty drawback receivable                          37          69
         Goodwill                                         493         210
         Other deferred tax liabilities                   112         123
                                                       ------      ------

           Gross deferred income tax liability          6,334       5,452
                                                       ------      ------
     Deferred income tax assets
         Inventories                                      337         182
         Allowance for bad debts                          632         279
         Vacation accrual                                 264         287
         Health insurance accrual                         103          83
         Other working capital accruals                   358         230
         Euroball net operating loss carryforward         133        --
                                                       ------      ------
           Gross deferred income tax assets             1,827       1,061
                                                       ------      ------
         Net deferred income tax liability             $4,507      $4,391
                                                       ======      ======

       Deferred income tax expense differs from the change in the net deferred income tax liability due to the following:

                                                                 2001       2000
                                                              ---------  ----------

     Change in net deferred income tax liability              $   116      $ 1,780
     Other comprehensive income adjustment                         31           --
     Acquisition of deferred tax asset (liability)
         under purchase accounting                                229         (595)
     Effect of currency translation                               (55)          --
                                                              -------      -------
                   Deferred income tax expense                $   433      $ 1,185
                                                              =======      =======

                                                                (Continued)

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

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

       At December 31, 2001, the Company has net operating loss carryforwards for foreign income tax purposes of approximately $1,500, which are available to offset future foreign taxable income indefinitely.

       Income tax payments were approximately $2,845, $5,207 and $3,123 in 2001,
       2000, 1999, respectively.

 (13)  Reconciliation of Net Income Per Share

                                                    Year ended December 31,
                                                2001        2000         1999
                                           ------------  ----------   ----------------

     Net income                               $ 4,662      $ 9,987      $ 7,759

     Weighted average shares outstanding       15,259       15,247       15,021
     Effective of dilutive stock options          281          284           17
                                              -------      -------      -------

     Dilutive shares outstanding               15,540       15,531       15,038

     Basic net income per share               $  0.31      $  0.66      $  0.52
                                              =======      =======      =======

     Diluted net income per share             $  0.30      $  0.64      $  0.52
                                              =======      =======      =======

       Excluded from the shares outstanding for the years ended December 31,
       2001, 2000 and 1999 were 0, 10 and 525 antidilutive options, respectively, which had exercise prices ranging from $9.75 to $11.50, during 2000 and $6.38 to $15.50 during 1999.

       The Company has declared a dividend of $ 0.32 per share in each of the years ended December 31, 2001, 2000 and 1999.

                                                                (Continued)

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

(14)   Commitments and Contingencies

       The Company has operating lease commitments for machinery, office equipment, manufacturing and office space which expire on varying dates.
       Rent expense for 2001, 2000 and 1999 was $1,650, $767 and $376, respectively. The following is a schedule by year of future minimum lease payments as of December 31, 2001 under operating leases that have initial or remaining noncancelable lease terms in excess of one year.

                      Year ended December 31,
          -------------------------------------------------

        2002                                       $     1,473
        2003                                             1,345
        2004                                             1,311
        2005                                             1,280
        2006                                             1,204
        Thereafter                                      12,005
                                                   -------------
              Total minimum lease payments           $  18,619
                                                   =============

       The Kilkenny operation of the Euroball Segment has received certain grants from the Ireland government. These grants are based upon the
       Kilkenny facility hiring and retaining certain employment levels. At
       December 31, 2001, actual employment levels are less than those required by certain grant covenants. As of December 31, 2001, the Company anticipates the grant agreement and employment level thresholds will be restructured.

       The Euroball Segment has entered into certain consignment arrangements with Ascometals for the purchase of steel for ball production, whereby the Euroball Kilkenny operation maintains steel on a consignment basis for a period of up to three months.

       Beginning in January 2003, FAG and SKF may each exercise their right under The Shareholders Agreement to cause the Company to purchase their respective interest in Euroball based on the Put Formula in the
       Shareholders Agreement. The Company anticipates that if such purchase becomes necessary, it may need to borrow additional funds. Because the purchase price is based on a formula using Euroball's historical cash flow, the exact amount of the put cannot be determined until the put right is exercised.

                                                                (Continued)

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

(15)   Quarterly Results of Operations (Unaudited)

       The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000.

                                                       Year ended December 31, 2001
                                             March 31      June 30      Sept. 30       Dec. 31
                                             --------      -------      --------       -------
     Net sales                              $ 50,227      $ 47,350      $ 42,576      $ 39,998
     Gross profit                             12,043        12,030         9,687         8,800
     Net income (loss)                         1,448         3,506           744        (1,036)
     Basic net income (loss) per share          0.10          0.23          0.05         (0.07)
     Dilutive net income (loss) per share       0.09          0.23          0.05         (0.07)

     Weighted average shares
         outstanding:
         Basic number of shares               15,247        15,253        15,286        15,302
         Effect of dilutive stock
           options                               149           279           298           377
                                            --------      --------      --------      --------

     Diluted number of shares                 15,396        15,532        15,584        15,679
                                            ========      ========      ========      ========

                                                 Year ended December 31, 2000
                                        March 31     June 30     Sept. 30      Dec. 31
                                        --------     -------     --------      -------

     Net sales                          $28,002      $25,643      $37,075      $41,409
     Gross profit                         7,656        7,678       10,972       11,898
     Net income                           2,110        2,242        2,443        3,192
     Basic net income per share            0.14         0.15         0.16         0.21
     Dilutive net income per share         0.14         0.15         0.16         0.21
     Weighted average shares
         outstanding:
         Basic number of shares          15,244       15,244       15,245       15,247
         Effect of dilutive stock
           options                          214          192          179          235
                                        -------      -------      -------      -------

     Diluted number of shares            15,458       15,436       15,424       15,482
                                        =======      =======      =======      =======

     Fourth quarter results in 2001 include pre-tax charges of $1,405 ($913 after-tax) related to $1,086 of asset write downs on the Company's
     Walterboro, SC production facility and $319 of NN Arte minority interest losses absorbed by the Company. Without these nonrecurring charges, the fourth quarter 2001 loss per share would have been ($.01) rather than
     ($.07).

                                                                (Continued)

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

 (16)  Fair Value of Financial Instruments

       Management believes the fair value of financial instruments approximate their carrying value due to the short maturity of these instruments or in the case of the Company's notes receivable and debt, due to the variable interest rates. The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000:

                                                        2001                      2000
                                               -----------------------   ------------------------
                                               Carrying        Fair        Carrying      Fair
                                                 amount        value        amount      value
                                              ---------------------------------------------------
     Financial assets:
        Cash and cash equivalents                $ 3,024      $ 3,024      $ 8,273      $ 8,273
        Accounts receivable, net                  24,832       24,832       29,549       29,549
        Other current assets                       3,034        3,034        1,512        1,512
        Other non-current assets                   4,862        4,862        4,212        4,212
     Financial liabilities:
        Accounts payable and bank overdraft       16,970       16,970       17,337       17,337
        Accrued expenses and other payables       13,716       13,716       14,839       14,839
           Short-term loan                         7,000        7,000        2,000        2,000
           Long-term debt                         47,661       47,661       50,515       50,515
     Interest rate swap liability                    374          374         --            280

 (17)  Involuntary Conversion

       On March 12, 2000, a fire damaged a portion of the Company's manufacturing plant in Erwin, Tennessee. The fire was contained to approximately 30% of the productions area and did not result in serious injury to any employee. Affected production was shifted to the Company's other facilities as possible as well as the use of other certain suppliers to protect product supply to customers. Insurance coverage for the loss provided for reimbursement of the replacement value of property and equipment damaged in the fire. As of December 31, 2001 the Company has settled the insurance claim. For the years ended December 31, 2001 and 2000, the net gain on involuntary conversion of $3,901 and $728, respectively, represents insurance proceeds received in excess of costs incurred.

(18)   Related Party Transactions

       The minority shareholders of NN Euroball ApS, SKF and FAG, are significant customers of the Company. For the years ended December 31,
       2001 and 2000, combined sales to SKF and FAG amounted to $97,270 and
       $64,064, respectively. At December 31, 2001 and 2000, accounts receivable from SKF and FAG amounted to $11,360 and $4,983, respectively.

       In connection with the Euroball transaction described in note 2, SKF and
       FAG provided administrative services to NN Euroball ApS. Charges for these services amounted to approximately $2,262 and $1,150 for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001 and
       2000, amounts payable to SKF and FAG amounted to $1,277 and $1,762, respectively.

       Certain sales agreements are in effect with SKF and FAG, which provide for minimum purchase quantities and specified, annual sales price adjustments that may be modified up or down for changes in material costs. These agreements expire during 2006.

       The Company leases the Eltmann, Germany facility, of the Euroball division, from FAG. Annual minimum lease payments are Euro 944 ($885). The lease expires in 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure

         The firm of KPMG LLP has been selected by the Board of Directors as the
Company's outside auditors for 2002. On November 27, 2000, the Company retained the services of KPMG LLP as its principle accountant to audit the Company's consolidated financial statements, replacing PricewaterhouseCoopers LLP. The decision to retain KPMG was based on a reevaluation by the Company of its current professional relationships and was approved by the Company's Board of
Directors at the recommendation of the Company's Audit Committee. Although it is
not required to do so, the Board has determined that it is desirable to seek stockholders' ratification of the selection of KPMG LLP.

         During the Company's most recent fiscal year and through November 27,
2000, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. PricewaterhouseCoopers LLP reports on the financial statements of the Company during 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Company's most recent fiscal year and since November 27,
2000, there have been no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. KPMG LLP reports on the financial statements of the Company for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

         Directors. The information required by Item 401 of Regulation S-K concerning the Company's directors is contained in the section entitled
"Election of Directors -- Information about the Directors" of the Company's definitive Proxy Statement (to be filed with the Securities and Exchange
Commission within 120 days after December 31, 2001, in accordance with General
Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

Item 11. Executive Compensation

         The information required by Item 402 of Regulation S-K is contained in the sections entitled "Information about the Election of Directors --
Compensation of Directors" and "Executive Compensation" of the Company's
definitive Proxy Statement and, in accordance with General Instruction G to Form
10-K, is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by Item 403 of Regulation S-K is contained in the section entitled "Beneficial Ownership of Common Stock" of the Company's
definitive Proxy Statement and, in accordance with General Instruction G to Form
10-K, is hereby incorporated herein by reference.

Item 13. Related Party Relationships

         None.

Part IV

Item 14. Exhibits Financial Statement Schedules, and Reports on Form 8-K

(a)1.    Financial Statements

         The financial statements of the Company filed as part of this Annual
Report on Form 10-K begin on the following pages hereof:

                                                                                      Page

Report of Independent Auditors for the years ended December 31, 2001

Consolidated Statements of Income and Comprehensive Income for the Three Years
ended December 31, 2001.................................................................23

Consolidated Statements of Changes in Stockholders' Equity for the Three Years

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

     10.6 Stockholder Agreement dated February 22, 1994, among certain stockholders of the Company (incorporated by reference to Exhibit
          10.18 to the Company's Registration Statement on Form S-1 - File No.
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

     10.16* Amendment No. 1 dated January 21, 2002, to Employment Agreement between the Company and Frank T. Gentry.

     10.17* Change of Control and Noncompetition Agreement, dated January 21,
          2002, between the Company and Frank T. Gentry.

     10.18* Amendment No. 1 dated January 21, 2002, to Employment Agreement between the Company and Roderick R. Baty.

     10.19* Change of Control and Noncompetition Agreement, dated January 21,
          2002, between the Company and Roderick R. Baty.

     10.20* Employment Agreement dated January 21, 2002, between the Company and
          Robert R. Sams.

     10.21* Change of Control and Noncompetition Agreement, dated January 21,
          2002, between the Company and Robert R. Sams.

     10.22* Employment Agreement dated January 21, 2002, between the Company and
          William C. Kelly.

     10.23* Change of Control and Noncompetition Agreement, dated January 21,
          2002, between the Company and William C. Kelly.

     10.24* Employment Agreement dated January 21, 2002, between the Company and
          David L. Dyckman.

     10.25* Change of Control and Noncompetition Agreement, dated January 21,
          2002, between the Company and David L. Dyckman.

     10.26 NN Euroball, ApS Shareholder Agreement dated April 6, 2000 among NN,
          Inc., AB SKF and FAG Kugelfishcher Georg Schafer AG.

     23.1 Consent of PricewaterhouseCoopers LLP (filed herewith).

     23.2 Consent of KPMG LLP (filed herewith).

--------------------
*        Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

         The Company filed a Form 8-K on July 25, 2001 announcing its second quarter earnings and its new long term financing arrangement.

         The Company filed a Form 8-K on September 5, 2001 announcing its Board of Directors has named Roderick (Rock) R. Baty as the Chairman of the
         Board of Directors.

         The Company filed a Form 8-K on September 11, 2001 announcing its decision to close its plant located in Walterboro, South Carolina.

         The Company filed a Form 8-K on November 14, 2001 announcing that, due to the voluntary bankruptcy of one of its customers, the Company will need to record a third quarter 2001 reserve for approximately $400,000 pre-tax.

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

                                    By:          /S/ RODERICK R. BATY
                                       ---------------------------------------
                                                 Roderick R. Baty
                                               Chairman and Director

                                              Dated:  March 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the date indicated.

   Name and Signature                            Title                           Date
   ------------------                            -----                           ----
                               Chairman, Chief Executive Officer,
                                 President and Director (Principal
  /S/ RODERICK R. BATY           Executive Officer)                       March 29, 2002
------------------------------
    Roderick R. Baty

                               Treasurer, Secretary and Chief
                                 Accounting Officer (Principal
/S/ WILLIAM C. KELLY, JR.        Accounting Officer)                      March 29, 2002
------------------------------
  William C. Kelly, Jr.

                               Vice President - Business Development
                                 and Chief Financial Officer (Principal
  /S/ DAVID L. DYCKMAN           Financial Officer)                       March 29, 2002
------------------------------
    David L. Dyckman

  /S/ RICHARD D. ENNEN         Director                                   March 29, 2002
------------------------------
    Richard D. Ennen

   /S/ MICHAEL D. HUFF         Director                                   March 29, 2002
------------------------------
     Michael D. Huff

  /S/ G. RONALD MORRIS         Director                                   March 29, 2002
------------------------------
    G. Ronald Morris

  /S/ MICHAEL E. WERNER        Director                                   March 29, 2002
------------------------------
    Michael E. Werner

  /S/ STEVEN T. WARSHAW        Director                                   March 29, 2002
------------------------------
    Steven T. Warshaw

  /S/ JAMES L. EARSLEY         Director                                   March 29, 2002
------------------------------
    James L. Earsley

                                Index to Exhibits

23.1     Consent of PricewaterhouseCoopers LLP

23.2     Consent of KPMG LLP