Form 10-K/A
period 2001-12-31
NN INC
filed 2002-04-01
CIK 918541

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-K/A

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to changes in financial market conditions in the normal course of its business due to its use of certain financial instruments as well as transacting in various foreign currencies. To mitigate its exposure to these market risks, the Company has established policies, procedures and internal processes governing its management of financial market risks.The
Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Domestically, these borrowings which include a $31.5 million floating rate, unsecured term loan and a $25 million floating rate revolving credit facility which are used to maintain liquidity and fund its business operations domestically. In Europe, Euroball has a 5 million euro floating rate credit facility, and a 36.0 million euro floating rate secured term loan. At December 31, 2001, the Company had $41.3 million outstanding under the domestic revolving credit facility and Euroball had $13.4 million outstanding under the Euroball credit facility. A one-percent increase in the interest rate charged on the Company's outstanding borrowings under both credit facilities would result in interest expense increasing by approximately $54 during 2001 and $564,000 during 2000. In connection with a variable EURIBOR rate debt financing in July 2000 the Company's 54% owned subsidiary, NN Euroball ApS entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for the Company to receive variable
Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to principal payments on the underlying debt over the life of the swap. The nature and amount of the Company's borrowings may vary as a result of future business requirements, market conditions and other factors.

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

/s/ PriceWaterhouseCoopers LLP
PriceWaterhouseCoopers LLP
Charlotte, North Carolina
February 4, 2000

                                    NN, Inc.
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                      (In thousands, except per share data)
Assets                                                           2001         2000
------                                                           ----         -----
Current assets:
        Cash and cash equivalents                            $   3,024    $   8,273
        Accounts receivable, net                                24,832       29,549
        Inventories, net                                        23,418       23,742
        Other current assets                                     3,034        1,512
        Current deferred tax asset                               1,309          790
                                                             ---------     --------
                Total current assets                            55,617       63,866

Property, plant and equipment, net                              82,770       91,693
Assets held for sale                                             4,348         --
Goodwill, net of accumulated amortization of
        $3,009 in 2001 and $1,297 in 2000                       39,805       27,865
Other non-current assets                                         4,862        4,212
Non-current deferred tax asset                                     733          172
                                                             ---------     --------
Total assets                                                 $ 188,135    $ 187,808
                                                             =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
        Accounts payable                                     $  15,829    $  16,883
        Bank overdraft                                           1,141          454
        Accrued salaries, wages and benefits                     3,813        2,248
        Income taxes payable                                     2,074        1,341
        Payable to affiliates                                    1,277        1,762
        Short-term loans                                          --          2,000
        Short term portion of long term debt                     7,000         --
        Other liabilities                                        6,552        9,038
        Current deferred tax liability                              50          114
                                                             ---------     --------
                Total current liabilities                       37,736       33,840

Minority interest in consolidated subsidiaries                  30,932       30,257
Non-current deferred tax liability                               6,499        5,239
Long-term debt                                                  47,661       50,515
Accrued Pension                                                  2,390        2,133
Other                                                              878          578
                                                             ---------     --------
                Total liabilities                              126,096      122,562
                                                             ---------     --------
Stockholders' equity:
        Common stock - $0.01 par value, authorized
          45,000 shares, issued and outstanding
          15,317 shares in 2001 and 15,247 shares in 2000          154          153
        Additional paid-in capital                              30,841       30,414
        Retained earnings                                       36,139       36,364
        Accumulated other comprehensive loss                    (5,095)      (1,685)
                                                             ---------     --------
                Total stockholders' equity                      62,039       65,246
                                                             ---------     --------
                Total liabilities and stockholders' equity   $ 188,135    $ 187,808
                                                             =========    =========

           See accompanying notes to consolidated financial statements

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                  Years ended December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

                                                            2001         2000         1999
                                                            ----         ----         ----

Net sales                                                $ 180,151    $ 132,129    $  85,294
Cost of products sold                                      137,591       93,926       59,967
                                                         ---------    ---------    ---------
      Gross profit                                          42,560       38,203       25,327

Selling, general and administrative                         16,382       11,571        6,854
Depreciation and amortization                               13,340        9,165        6,131
Restructuring and impairment costs                           2,312         --           --
                                                         ---------    ---------    ---------
Income from operations                                      10,526       17,467       12,342

Interest expense                                             4,006        1,773          523
Equity in earnings of unconsolidated affiliates               --            (48)        --
Net gain on involuntary conversion                          (3,901)        (728)        --
Other income                                                  (186)        (136)        --
                                                         ---------    ---------    ---------
Income before provision for income taxes                    10,607       16,606       11,819
Provision for income taxes                                   4,094        5,959        4,060
Minority interest in consolidated subsidiaries               1,753          660         --
                                                         ---------    ---------    ---------
      Income before cumulative effect of change
         in accounting principle                             4,760        9,987        7,759
      Cumulative effect of change in accounting
         principle, net of income tax benefit of $112
         and related minority interest impact of $84            98         --           --
                                                         ---------    ---------    ---------
Net income                                                   4,662        9,987        7,759

Other comprehensive income (loss):
      Additional minimum pension liability, net of tax
         of $31                                                (53)        --           --
      Foreign currency translation                          (3,357)          (7)      (1,563)
                                                         ---------    ---------    ---------
         Comprehensive income                            $   1,252    $   9,980    $   6,196
                                                         =========    =========    =========
Basic income per share:
      Income before cumulative effect of change
         in accounting principle                         $    0.31    $    0.66    $    0.52
      Cumulative effect of change in accounting
         principle                                           (0.01)        --           --
                                                         ---------    ---------    ---------
      Net income                                         $    0.31    $    0.66    $    0.52
                                                         =========    =========    =========
      Weighted average shares outstanding                   15,259       15,247       15,021
                                                         =========    =========    =========
Diluted income per share:
      Income before cumulative effect of change
         in accounting principle                         $    0.31    $    0.64    $    0.52
      Cumulative effect of change in accounting
         principle                                           (0.01)        --           --
                                                         ---------    ---------    ---------
      Net income                                         $    0.30    $    0.64    $    0.52
                                                         =========    =========    =========
Weighted average shares outstanding                         15,540       15,531       15,038
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