Form 10-Q
period 2002-03-31
NN INC
filed 2002-05-10
CIK 918541

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------
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

As of May 10, 2002 there were 15,359,773 shares of the registrant's common stock, par value $0.01 per share, outstanding.

================================================================================

                                    NN, Inc.
                                    INDEX

                                                                                                   Page No.
Part I. Financial Information

Item 1.  Financial Statements:

         Consolidated Statements of Income and Comprehensive Income (Loss) for the three
            months ended March 31, 2002 and 2001                                                      2

         Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001                3

         Consolidated Statements of Changes in Stockholders' Equity for the three
            months ended March 31, 2002 and 2001                                                      4

         Consolidated Statements of Cash Flows for the three months ended
            March 31, 2002 and 2001                                                                   5

         Notes to Consolidated Financial Statements                                                   6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                      11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  15

Part II. Other Information

Item 1.  Legal Proceedings                                                                           16

Item 2.  Exhibits and Reports on Form 8-K                                                            16

Signatures                                                                                           18

                          PART I. FINANCIAL INFORMATION

                                    NN, Inc.
        Consolidated Statements of Income and Comprehensive Income (Loss)
                                   (Unaudited)

                                                               Three Months Ended
                                                                   March 31,
Thousands of Dollars, Except Per Share Data                  2002              2001

Net sales                                                   $ 47,200         $ 50,227
Cost of goods sold                                            35,532           38,184
                                                       --------------    -------------
  Gross profit                                                11,668           12,043

Selling, general and administrative                            4,498            4,014
Depreciation and amortization                                  2,825            3,310
Restructuring costs                                               78               --
                                                       --------------    -------------
Income from operations                                         4,267            4,719

Interest expense, net                                            601            1,182
Equity in earnings of unconsolidated
   affiliates                                                     --             (49)
Other income                                                   (355)            (132)
                                                       --------------    -------------
Income before provision for income taxes                       4,021            3,718
Provision for income taxes                                     1,505            1,636
Minority interest of consolidated subsidiaries                   668              536
                                                       --------------    -------------
  Income before cumulative effect of change
    in accounting principle                                    1,848            1,546
Cumulative effect of change in accounting
  principle, net of income tax benefit of $112
  and related minority interest impact of $84                     --               98
                                                       --------------    -------------
    Net income                                                 1,848            1,448

Other comprehensive income (loss):
     Foreign currency translation                               (80)          (3,386)
                                                       --------------    -------------
     Comprehensive income (loss)                             $ 1,768        $ (1,938)
                                                       ==============    =============

Basic income per common share:
  Income before cumulative effect of change
    in accounting principle                                  $  0.12         $   0.10
  Cumulative effect of change in accounting
    principle                                                     --               --
                                                       --------------    -------------
  Net income                                                 $  0.12         $   0.10
                                                       ==============    =============

  Weighted average shares outstanding                         15,341           15,247
                                                       ==============    =============

Diluted income per common share:
  Income before cumulative effect of change
    in accounting principle                                  $  0.12          $  0.10
  Cumulative effect of change in accounting
    principle                                                     --           (0.01)
                                                       --------------    -------------
  Net income                                                 $  0.12          $  0.09
                                                       ==============    =============
  Weighted average shares outstanding                         15,735           15,396
                                                       ==============    =============

                             See accompanying notes.

                                    NN, Inc.
                      Condensed Consolidated Balance Sheets

                                                                         March, 31             December 31,
                                                                           2002                    2001
Thousands of  Dollars                                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                 $  2,204             $  3,024
  Accounts receivable, net                                                    30,808               24,832
  Inventories, net                                                            21,720               23,418
  Other current assets                                                         4,844                4,343
                                                                        -------------        -------------
     Total current assets                                                     59,576               55,617

Property, plant and equipment, net                                            80,742               82,770
Assets held for sale                                                           3,929                4,348
Goodwill, net                                                                 39,666               39,805
Other assets                                                                   5,507                5,595
                                                                        -------------        -------------
     Total assets                                                          $ 189,420            $ 188,135
                                                                        =============        =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                          $ 14,446             $ 14,552
  Bank overdraft                                                                 646                1,141
  Accrued salaries & wages                                                     3,826                3,813
  Income taxes payable                                                         3,799                2,377
  Payable to affiliates                                                          935                1,277
  Short-term portion of long-term notes                                        7,000                7,000
  Other current liabilities                                                    8,232                7,576
                                                                        -------------        -------------
     Total current liabilities                                                38,884               37,736

Minority interest in consolidated subsidiaries                                31,186               30,932
Non-current deferred tax liability                                             6,482                6,499
Long-term debt                                                                47,047               47,661
Accrued pension                                                                2,292                2,390
Other                                                                            801                  878
                                                                        -------------        -------------
     Total liabilities                                                       126,692              126,096

     Total stockholders' equity                                               62,728               62,039
                                                                        -------------        -------------
     Total liabilities and stockholders' equity                             $189,420             $188,135
                                                                        =============        =============

                             See accompanying notes.

                                    NN, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                Common Stock                                        Accumulated
                                                                         Additional                    Other
Thousands of Dollars                    Number of             Par          paid in      Retained    Comprehensive
                                          Shares             value         capital      Earnings        Loss           Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001                     15,247           $153       $ 30,414       $ 36,364      $ (1,685)       $ 65,246
   Net income                                    --             --             --          1,448             --          1,448
   Dividends paid                                --             --             --        (1,220)             --        (1,220)
    Other comprehensive loss                     --             --             --             --        (3,386)        (3,386)
                                      --------------    -----------     ----------    -----------    -----------     ----------
Balance, March 31, 2001                      15,247           $153       $ 30,414       $ 36,592      $ (5,071)       $ 62,088
                                      ==============    ===========     ==========    ===========    ===========     ==========

Balance, January 1, 2002                     15,317           $154       $ 30,841       $ 36,139      $ (5,095)       $ 62,039
  Shares issued                                  24             --            148             --             --            148
  Net income                                     --             --             --          1,848             --          1,848
  Dividends paid                                 --             --             --        (1,227)             --        (1,227)
  Other comprehensive loss                       --             --             --             --           (80)           (80)
                                      --------------    -----------     ----------    -----------    -----------     ----------
Balance, March 31, 2002                      15,341           $154       $ 30,989       $ 36,760      $ (5,175)       $ 62,728
                                      ==============    ===========     ==========    ===========    ===========     ==========

                          See accompanying notes.

                                    NN, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                              March 31,
Thousands of  Dollars                                                                  2002         2001
-----------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                           $1,848        $1,448
  Adjustments to reconcile net income:
    Depreciation and amortization                                                       2,825         3,310
    Cumulative effect of change in accounting principle                                    --            98
    Equity earnings of unconsolidated affiliate                                            --          (49)
    Interest income on receivable from unconsolidated affiliate                            --          (52)
    Minority interest in consolidated subsidiary                                          668           536
    Restructuring costs                                                                    78            --
    Changes in operating assets and liabilities:
      Accounts receivable                                                             (5,996)       (6,363)
      Inventories                                                                       1,578           702
      Other current assets                                                              (558)         (127)
      Other assets                                                                          2         1,049
      Accounts payable                                                                (1,371)       (2,251)
      Income taxes payable                                                              1,421         1,675
      Other liabilities                                                                   571         3,501
                                                                                   -----------    ----------
         Net cash provided by operating activities                                      1,066         3,477
                                                                                   -----------    ----------

Investing Activities:
 Acquisition of Delta Rubber Company, net of cash acquired                                 --      (23,472)
 Acquisition of property, plant, and equipment                                          (849)       (1,978)
                                                                                   -----------    ----------
         Net cash used by investing activities                                          (849)      (25,450)
                                                                                   -----------    ----------

Financing Activities:
 Net proceeds under revolving credit facility                                              --        24,642
 Proceeds from long-term debt                                                           1,710            --
 Bank overdraft                                                                           495         3,081
 Repayment of long-term debt                                                          (2,132)       (4,731)
 Repayment of short-term debt                                                              --       (2,000)
 Proceeds from issuance of stock                                                          148            --
 Dividends paid                                                                       (1,227)       (1,220)
                                                                                   -----------    ----------
         Net cash provided (used) by financing activities                             (1,006)        19,772
                                                                                   -----------    ----------

Effect of exchange rate changes                                                          (31)         1,415

Net Change in Cash and Cash Equivalents                                                 (820)         (786)
Cash and Cash Equivalents at Beginning of Period                                        3,024         8,273
                                                                                   -----------    ----------
Cash and Cash Equivalents at End of Period                                             $2,204        $7,487
                                                                                   ===========    ==========

                             See accompanying notes.

                                    NN, Inc.
                   Notes To Consolidated Financial Statements

Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the "Company")
have not been audited by independent accountants, except that the balance sheet at December 31, 2001 is derived from the Company's audited financial statements.
In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 2002 and 2001, the Company's financial position at
March 31, 2002 and December 31, 2001, and the cash flows for the three month periods ended March 31, 2002 and 2001. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

The results for the first quarter of 2002 are not necessarily indicative of future results.

Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

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

In connection with a variable Euribor rate debt financing in July 2000 the
Company's 54% owned subsidiary, NN Euroball ApS entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of its debt financing. The interest rate swap provides for the Company to receive variable Euribor interest payments and pay
5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to initially established principal payments on the underlying debt over the life of the swap.

As of March 31, 2002, the fair value of the swap is a loss of approximately
$312,000, which is recorded in other non-current liabilities. The change in fair value during the three month period ended March 31, 2002 and 2001 was a gain of approximately $56,000 and a loss of approximately $48,000, respectively, which have been included as a component of other income.

Note 3.  Inventories

Inventories are stated at the lower of cost or market. Cost is being determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                                                                     March 31,       Dec. 31,
                                                                                        2002           2001
                                                                                    (Unaudited)
                                                                                  -------------    --------------
Raw materials                                                                          $ 5,083           $ 5,494
Work in process                                                                          4,453             5,016
Finished goods                                                                          12,373            13,065
Less inventory reserves                                                                  (189)             (157)
                                                                                  -------------    --------------
                                                                                       $21,720           $23,418
                                                                                  =============    ==============

Note 4.  Net Income Per Share

                                                                                        Three Months Ended
                                                                                            March 31,
Thousands of Dollars, Except Share and Per Share Data                                 2002                2001
-----------------------------------------------------                            -------------    --------------
Net income                                                                             $ 1,848           $ 1,448
Adjustments to net income                                                                   --                --
                                                                                  -------------    --------------
   Net income                                                                          $ 1,848           $ 1,448
                                                                                  =============    ==============

Weighted average basic shares                                                       15,340,806        15,246,909
Effect of dilutive stock options                                                       393,904           149,543
                                                                                  -------------    --------------
Weighted average dilutive shares outstanding                                        15,734,710        15,396,452
                                                                                  =============    ==============

Basic net income per share                                                             $  0.12           $  0.10
                                                                                  =============    ==============
Diluted net income per share                                                           $  0.12           $  0.09
                                                                                  =============    ==============

Excluded from the shares outstanding for each of the three month periods ended
March 31, 2002 and 2001 were 0 and 10,750 antidilutive options, respectively, which had exercise prices ranging from $9.75 to $11.50 as of March 31, 2001.

Note 5.  Segment Information

During 2002 and 2001, the Company's reportable segments are based on differences in product lines and geographic locations and are divided among Domestic Ball and Roller, European operations ("Euroball") and Plastics. The Domestic Ball and
Roller Segment is comprised of two manufacturing facilities in the eastern
United States. The Euroball Segment was acquired in July 2000 and is comprised of manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany and
Pinerolo, Italy. All of the facilities in the Domestic Ball and Roller and
Euroball Segment are engaged in the production of precision balls and rollers used primarily in the bearing industry. The Plastics Segment is comprised of the
Industrial Molding Corporation ("IMC") business, located in Lubbock, Texas, which was acquired in July 1999, NN Arte ("Arte") formed in August of 2000, located in Guadalajara, Mexico and The Delta Rubber Company ("Delta") business, located in Danielson, Connecticut, which was acquired in February 2001. IMC and
Arte are engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, fiber optic and consumer hardware markets.
Delta is engaged principally in the production of engineered bearing seals used principally in automotive, industrial, agricultural, mining and aerospace applications.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies in the December 31, 2001 Form 10-K/A including those policies as discussed in Note

8. The Company evaluates segment performance based on profit or loss from operations before income taxes and minority interest not including nonrecurring gains and losses. The Company accounts for inter-segment sales and transfers at current market prices; however, the Company did not have any material inter-segment transactions during the three month periods ended March 31, 2002 and 2001.

                                                                   Three Months Ended March 31,
                                                   2002                                              2001
                                  Domestic                                            Domestic
                                   Ball &                                              Ball &
Thousands of Dollars               Roller         Euroball       Plastics              Roller       Euroball      Plastics
-------------------------------------------------------------------------------------------------------------------------------------
Revenues from external
customers                           $ 13,203       $ 21,725      $ 12,272              $ 15,799      $ 25,337       $ 9,091
Segment pretax profit (loss)             998          2,351           672                 1,546         2,658         (486)
Segment assets                        65,982         66,412        57,026                62,468        86,955        59,904

Note 6.  Acquisitions and Joint Ventures

On February 16, 2001, the Company completed the acquisition of all of the outstanding stock of The Delta Rubber Company, a Connecticut corporation
("Delta") for $22.5 million in cash. Delta manufactures and sells high quality engineered bearing seals to original equipment manufacturers and operates a manufacturing facility in Danielson, Connecticut. The Company has accounted for this acquisition using the purchase method of accounting.

Note 7.  Restructuring Charges

In September of 2001, the Company announced that it would close its Walterboro,
South Carolina ball manufacturing facility as part of its ongoing strategy to locate manufacturing capacity in closer proximity to customers. The closure was substantially completed by December 31, 2001. Current plans are to sell the land and building. The plant closing resulted in the termination of approximately 80 full time hourly and salaried employees in 2001.

Prior to December 31, 2001, production capacity and certain machinery and equipment were transferred from the Walterboro facility to the Company's two domestic ball facilities in Erwin, Tennessee and Mountain City, Tennessee. The
Company has recorded restructuring costs of $62,000 for additional severance payments during the quarter ended March 31, 2002. Additionally, prior to
December 31, 2001, the Company decided to sell the Walterboro land, building and certain machinery and incurred an impairment charge of approximately $1.1 million during 2001 to write down the land and building to its net realizable value of approximately $1.7 million, which was based upon fair market appraisals less costs to sell. The amounts the Company will ultimately realize upon disposition of these assets could differ materially from the amounts assumed in arriving at the 2001 impairment loss. The remaining equipment recorded at a historical net book value of $2.2 million is also held for sale. The Company anticipates selling the land, building and machinery during 2002.

Accrued restructuring costs of $114,000 are included in other current liabilities as of March 31, 2002. The Company has charged expenses for moving machinery, equipment and inventory to other production facilities and other costs to close the facility which will benefit future operations in the period they are incurred.

The Company's Euroball subsidiary incurred restructuring charges of $16,000 for the quarter ended March 31, 2002 for additional severance payments as a result of the termination of 15 hourly employees and 3 salaried employees at its Italy production facility. Approximately $69,000 of the severance payments were paid during the quarter ended March 31, 2002 and there are no remaining accrued restructuring costs included in other current liabilities as of March 31, 2002 related to Euroball.

The following summarizes the 2002 activity related to the restructurings:

                                       Accrual                                                   Accrual
                                     Balance at                                                 Balance at
Thousands of Dollars                  12/31/01             Charges          Paid in 2002         3/31/02
                                      --------             -------          ------------         -------
Severance and other employee
costs                                   $513                 $78                $477               $114
                                   ----------------    ----------------    ---------------    ---------------
Total                                   $513                 $78                $477               $114
                                   ================    ================    ===============    ===============

Note 8.  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement
No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and
Other Intangible Assets" (Statement No. 142). Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather, periodically tested for impairment. The effective date of
Statement No. 142 is January 1, 2002. As of the date of adoption, the Company had unamortized goodwill of approximately $39.8 million, which is subject to the provisions of Statement No. 142.

As a result of adopting these standards in the first quarter of 2002, the
Company no longer amortizes goodwill. The Company estimates that amortization expense for goodwill would have been approximately $2.1 million (or $1.2 million net of tax and minority interest) for the year ended December 31, 2002.

As a result of adopting these new standards, the Company's accounting policies for goodwill and other intangibles changed on January 1, 2002, as described below:

Goodwill: The Company recognizes the excess of the purchase price of an acquired entity over the fair value of the net identifiable assets as goodwill. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. Prior to January 1, 2002, goodwill was amortized over a twenty-year period using the straight-line method.
Beginning January 1, 2002, goodwill is no longer amortized.

Other Acquired Intangibles: The Company recognizes an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being divided or separated from the acquired entity or sold, transferred, licensed, rented, or exchanged, whether individually or in combination with a related contract, asset or liability. An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. The Company will review the lives of intangible assets each reporting period and, if necessary, recognize impairment losses if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

The Company is currently evaluating the impact of adoption of Statement No. 142 related to the transitional goodwill impairment review required by the new standards during the first six months after adoption.

The table below describes the impact of the amortization of goodwill for the three months ended March 31, 2002 and 2001:
                                                                         For the Quarter Ended
                                                                               March 31,
(Thousands of Dollars except per-share data)                             2002               2001
                                                                   --------------     -------------
Reported net income                                                      $ 1,848           $ 1,448
Add back:  Goodwill amortization, net of tax                                  --               220
                                                                   --------------     -------------
Pro-forma net income                                                     $ 1,848           $ 1,668
                                                                   ==============     =============
Basic earnings per share:
  Reported net income                                                    $  0.12           $  0.10
  Goodwill amortization                                                       --              0.01
                                                                   --------------     -------------
  Pro-forma net income                                                   $  0.12           $  0.11
                                                                   ==============     =============
Diluted earnings per share:
  Reported net income                                                    $  0.12           $  0.09
  Goodwill amortization                                                       --              0.01
                                                                    --------------     -------------
  Pro-forma net income                                                   $  0.12           $  0.11
                                                                   ==============     =============

In June 2001, the FASB issued Statement of Financial Accounting Standards No.
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

In August 2001, the FASB issued Statement of Financial Accounting Standards No.
144, "Accounting For The Impairment or Disposal of Long-lived Assets." This
Statement supercedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued
operations to include more disposal transactions. The provisions of this
Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted Statement No. 144 effective January 1, 2002. Management believes that as of March 31, 2002 no asset impairment exists under the provisions of Statement No. 144.

Note 9.  Long-Term Debt

On July 20, 2001, the Company entered into a syndicated loan agreement with
AmSouth Bank ("AmSouth"), as the administrative agent for the lenders, for a senior non-secured revolving credit facility of up to $25 million, expiring on
July 25, 2003 and a senior non-secured term loan for $35 million expiring on
July 1, 2006. This credit facility replaces the $25 million revolving credit facility that was temporarily extended and restated in February of 2001 to $50 million and the additional $2 million of availability extended in March of 2001.
Amounts outstanding under the revolving facility and the term loan facility bear interest at a floating rate equal to LIBOR (1.88% at March 31, 2002) plus an applicable margin of 0.75% to 2.00% based upon calculated financial ratios. The loan agreement contains customary financial and non-financial covenants. The
Company was in compliance with all such covenants as of March 31, 2002.

In connection with the Euroball transaction the Company and NN Euroball ApS, entered into a Facility Agreement with a bank to provide up to Euro 36,000,000 in Term Loans and Euro 5,000,000 in revolving credit loans. The Company borrowed
Euro 30,500,000 ($28,755,000) under the term loan facility and Euro 1,000,000
($943,000) under the revolving credit facility. Amounts outstanding under the
Facility Agreement are secured by inventory and accounts receivable and bear interest at EURIBOR (3.36% at March 31, 2002) plus an applicable margin between
1.125% and 2.25% based upon financial ratios. The shareholders of NN Euroball
ApS have provided guarantees for the Facility Agreement. The Facility Agreement
contains restrictive covenants, which specify, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain financial ratios. Euroball was in compliance with all such covenants as of March 31, 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Net Sales. Net sales decreased by approximately $3.0 million, or 6.0%, from
$50.2 million for the first quarter of 2001 to $47.2 million for the first quarter of 2002. By segment, sales decreased $2.6 million and $3.6 million for the Company's Domestic Ball and Roller and Euroball Segments, respectively.
These decreases were due mainly to decreased demand for the Company's products as a result of the economic environment. Offsetting this decrease, the Plastics
Segment's sales were $3.2 million higher versus the first quarter of 2001 resulting from the acquisition of Delta (incremental $2.4 million) as well as sales increases at NN Arte (incremental $0.4 million) and at IMC (incremental
$0.4 million).

Gross Profit. Gross profit decreased approximately $0.4 million or 3.1%, from
$12.1 million for the first quarter of 2001 to $11.7 million for the first quarter of 2002. Sales volume decreases in the Domestic Ball and Roller Segment were offset by cost savings associated with the closing of the South Carolina ball manufacturing facility netting a $0.6 million decrease. Sales volume decreases in the Euroball Segment were similarly offset by cost reductions, netting a $0.8 million decrease. Offsetting these decreases were improvements from IMC and NN Arte of $0.2 million and $0.3 million, respectively. The inclusion of a full quarter of Delta results in 2002 versus six weeks in 2001 accounted for $0.5 million of increases in 2002. As a percentage of net sales, gross profit increased from 24.0% in the first quarter of 2001 to 24.7% for the same period in 2002. This increase in gross profit as a percentage of sales was due primarily to cost savings associated with the closing of the South Carolina ball manufacturing facility as well as other cost reduction and containment programs initiated during 2001.

Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $0.5 million or 12.1% from $4.0 million in the first quarter of 2001 to $4.5 million in the first quarter of 2002. The acquisition of Delta contributed $0.2 million of the increase. Advisory service expenses associated with the previously announced desire of certain original founders of the Company to diversify and thus liquidate their holdings in the
Company's stock contributed $0.2 million of the increase. Strategic planning and information technology initiatives at Euroball contributed $0.3 million of the increase. Offsetting these increases were cost reduction and containment programs throughout the Company. As a percentage of net sales, selling, general and administrative expenses increased from 8.0% for the first quarter of 2001 to
9.5% for the same period in 2002.

Depreciation and Amortization. Depreciation and amortization expense decreased by approximately $0.5 million or 14.6% from $3.3 million for the first quarter of 2001 to $2.8 million for the same period in 2002. The adoption of Statement
No. 142 eliminated the amortization of goodwill and contributed $0.4 million of the decrease. Additionally, the assets held for sale as a result of the closing of the Walterboro, South Carolina ball facility contributed $0.3 million of the decrease. This was offset by a full quarter of Delta in 2002 which resulted in a
$0.2 million increase. As a percentage of net sales, depreciation and amortization expense decreased from 6.6% in the first quarter of 2001 to 6.0% in the first quarter of 2002.

Restructuring costs. The Company recorded a restructuring charge of $0.1 million in the first quarter of 2002. The restructuring costs principally pertain to the
Company's decision and announcement to close the Walterboro, South Carolina ball facility in 2001. The $0.1 million charge primarily represents the accrual for additional severance costs related to the closing of this facility. As a percentage, restructuring costs represent 0.2% of net sales in the first quarter of 2002. There were no charges during the first quarter of 2001.

Interest Expense. Interest expense, decreased by approximately $0.6 million from
$1.2 million in the first quarter of 2001 to $0.6 million during the same period in 2002. This was due to decreased interest rates on the Company's credit facilities as well as decreased amounts outstanding on the debt. Total debt decreased from $70.4 million at March 31, 2001 to $54.0 million at March 31,
2002. As a percentage of net sales, interest expense, decreased from 2.4% in the first quarter of 2001 to 1.3% for the same period in 2002.

Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates decreased from earnings of $49,000 in the first quarter of 2001 to $0 during the same period of 2002. The decrease is due to the
Company's sale of its minority interest in Jiangsu General Ball & Roller
Company, Ltd. effective December 31, 2001.

Minority Interest of Consolidated Subsidiaries. Minority interest of consolidated subsidiaries increased $0.2 million from $0.5 million for the first quarter of 2001 to $0.7 million for the first quarter of 2002. This increase is due to increased earnings at the Company's Euroball joint venture. The Company is required to consolidate this joint venture due to its majority ownership. The
Company owns 54% of the shares of Euroball. Minority interest of consolidated subsidiary represents the combined interest of the minority partners of Euroball at 46%.

Net Income. Net income increased by $0.4 million or 27.6%, from $1.5 million for the first quarter of 2001 to $1.9 million for the same period in 2002. As a percentage of net sales, net income increased from 2.9% in the first quarter of
2001 to 3.9% for the first quarter of 2002.

Liquidity and Capital Resources

On July 20, 2001, the Company entered into a syndicated loan agreement with
AmSouth Bank ("AmSouth"), as the administrative agent for the lenders, for a senior non-secured revolving credit facility of up to $25 million, expiring on
July 25, 2003 and a senior non-secured term loan for $35 million expiring on
July 1, 2006. This credit facility replaces the $25 million revolving credit facility that was temporarily extended and restated in February of 2001 to $50 million and the additional $2 million of availability extended in March of 2001.
Amounts outstanding under the revolving facility and the term loan facility bear interest at a floating rate equal to LIBOR (1.88% at March 31, 2002) plus an applicable margin of 0.75% to 2.00% based upon calculated financial ratios. The loan agreement contains customary financial and non-financial covenants. The
Company was in compliance with all such covenants as of March 31, 2002.

In July 2000, NN Euroball ApS, and its subsidiaries entered into a loan agreement with HypoVereinsbank Luxembourg S.A. as agent for Bayerische Hypo-und
Vereinsbank AG of Munich, Germany for a senior secured revolving credit facility of Euro 5,000,000, expiring on July 15, 2006 and a senior secured term loan of
Euro 36,000,000, expiring on July 15, 2006. On July 31, 2000, upon closing of the joint venture, NN Euroball ApS borrowed a total of Euro 31,500,000 against these facilities for acquisition financing. Additional working capital and capital expenditure financing are provided for under the facility. Amounts outstanding under the facilities accrue interest at a floating rate equal to
EURIBOR (3.36% at March 31, 2002) plus an applicable margin of 1.125% to 2.25%
based upon calculated financial ratios. The loan agreement contains various restrictive financial and non-financial covenants. The Company was in compliance with all such covenants as of March 31, 2002.

The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with foreign customers (other than foreign customers that have entered into an inventory management program with the Company)
generally provide that payments are due within either 90 or 120 days following the date of shipment. Under the Company's inventory management program, payments typically are due within 30 days after the customer uses the product. The
Company's net sales have historically been of a seasonal nature due to a significant portion of the Company's sales being to foreign customers that cease or significantly slow production during the month of August.

The Company bills and receives payment from some of its foreign customers in their local currency. To date, the Company has not been materially adversely affected by currency fluctuations or foreign exchange restrictions. Nonetheless, as a result of these sales, the Company's foreign exchange risk has increased.
Various strategies to manage this risk are under development and implementation, including a hedging program. In addition, a strengthening of the U.S. dollar against foreign currencies could impair the ability of the Company to compete with international competitors for foreign as well as domestic sales. Working capital, which consists principally of accounts receivable and inventories, was
$20.7 million at March 31, 2002 as compared to $17.9 million at December 31,
2001. The ratio of current assets to current

liabilities increased from 1.47:1 at December 31, 2001 to 1.53:1 at March 31,
2002. Cash flow from operations decreased from $3.5 million during the three months of 2001 to $1.1 million during the first three months of 2002.

During 2002, the Company plans to spend approximately $6.8 million on capital expenditures (of which approximately $0.9 million has been spent through March
31, 2002) including the purchase of additional machinery and equipment for all of the Company's domestic facilities as well as the three European facilities.
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

The Euro

The treaty on European Union provides that an economic and monetary union be established in Europe whereby a single European currency, the Euro, was introduced to replace the currencies of participating member states. The Euro was introduced on January 1, 1999, at which time the value of participating member state currencies were irrevocably fixed against the Euro and the European
Currency Unit. For the three-year transitional period ending December 31, 2001, the national currencies of member states were circulated in sub-units of the
Euro. At the end of the transitional period, Euro bank notes and coins were issued, and the national currencies of the member states will be legal tender no later than June 30, 2002.

The Company currently has operations in Italy, Germany and Ireland, all of which are Euro participating countries, and sells product to customers in many of the participating countries. The Euro has been adopted as the functional currency at these locations.
..
Seasonality and Fluctuation in Quarterly Results

The Company's net sales historically have been of a seasonal nature; and as foreign sales have increased as a percentage of total sales, seasonality has become a more significant factor for the Company in that many foreign customers cease production during the month of August.

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

The Company operates in a cyclical industry. The precision ball and roller, precision plastics industries and the bearing seal industry tend to decline in response to overall declines in industrial production. The Company's sales in the past have been negatively affected, and in the future very likely would be negatively affected, by adverse conditions in the industrial production sector of the economy or by adverse global or national economic conditions generally.

The Company's markets are highly competitive. The precision ball and roller market, the precision plastics markets and the bearing seal market are highly competitive, and many of the manufacturers in each of the markets are larger and have substantially greater resources than the Company. The Company's competitors are continuously exploring and implementing improvements in technology and manufacturing processes in order to improve product quality, and the Company's ability to remain competitive will depend, among other things, on whether it is able, in a cost effective manner, to keep pace with such quality improvements.
In addition, the Company competes with many of its ball and roller customers that, in addition to producing bearings, also internally produce balls and rollers for internal production and sale to third parties. The Company faces a risk that its customers will decide to produce balls and rollers internally rather than outsourcing their needs to the Company.

The Company has experienced rapid growth. The Company has significantly expanded its ball and roller production facilities and capacity over the last several years, and during the third quarter of 2000 started a jointly owned stand-alone company in Europe for the manufacture and sale of precision chrome steel balls.
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

The Company depends on foreign sources for its primary raw material and is subject to risks of shortages and price fluctuation. Because the balls and rollers manufactured by the Company have highly-specialized applications, their production requires the use of very particular types of steel. Due to quality constraints, the Company obtains the majority of its steel from overseas suppliers. Steel shortages or transportation problems, particularly with respect to 52100 Steel, could have a detrimental effect on the Company's business.

The Company operates in and sells products to customers outside of the U.S. and is subject to several related risks. Because the Company obtains a majority of its raw materials for the manufacture of balls and rollers from overseas suppliers and sells to a large number of international customers, the Company faces risks associated with (i) adverse foreign currency fluctuations, (ii)
changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations, (iii) the imposition of trade restrictions or prohibitions, (iv) the imposition of import or other duties or taxes, and (v) unstable governments or legal systems in countries in which the Company's suppliers and customers are located. An increase in the value of the United States dollar relative to foreign currencies adversely affects the ability of the Company to compete with its foreign-based competitors for international as well as domestic sales.

The Company is heavily dependent on a relatively few number of customers. During
2001, the Company's ten largest customers accounted for approximately 73% of its net sales. Sales to various US and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 35% of net sales in 2001, and sales to FAG accounted for approximately 19% of net sales. None of the Company's other customers accounted for more than 5% of its net sales in 2001. The loss of all or a substantial portion of sales to these customers would have a material adverse effect on the Company's business.

The costs and difficulties of acquiring and integrating complementary businesses could impede the Company's future growth. The Company's growth strategy includes growth through acquisitions. In 1999, the Company acquired the IMC businesses as part of that strategy. In 2000, the Company formed the NN Euroball joint venture with SKF and FAG and began operating two new ball manufacturing facilities. In
February of 2001, the Company continued to implement this strategy through the acquisition of Delta. Although the Company believes that it will be able to continue to integrate the operations of IMC, NN Euroball, Delta and other companies acquired in the future into its operations without substantial cost, delays or other problems, its ability to do so will depend on, among other things, the adequacy of its implementation plans, the ability of its management to effectively oversee and operate the combined operations of the Company and the acquired businesses and its ability to achieve desired operating efficiencies and sales goals. If the Company is not able to successfully integrate the operations of acquired companies into its business, its future earnings and profitability could be materially and adversely affected.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include a $25.0 million senior, non-secured floating rate revolving credit facility which is used to maintain liquidity and fund its business operations as well as a $35.0 million senior, non-secured floating rate term loan. Additionally, Euroball has a Euro 5.0 million floating rate revolving credit facility and a Euro 36.0 million floating rate secured term loan.
Additionally, the Company has an interest rate swap that fixes the interest rate for Euro 12.5 million outstanding under the facilities. The interest rate swap expires in July 2006. At March 31, 2002, the Company had $43.0 million outstanding under the domestic revolving credit facility and term loan and
Euroball had $11.0 million outstanding under the Euroball revolving credit facility and term loan. A one-percent increase in the interest rate charged on the Company's outstanding borrowings under the revolving credit facility and term loans would result in interest expense increasing by approximately
$540,000. The nature and amount of the Company's borrowings may vary as a result of future business requirements, market conditions and other factors.

The Company's operating cash flows denominated in foreign currencies are exposed to changes in foreign exchange rates. Beginning in the 1997 fourth quarter, upon the commencement of production in its Kilkenny, Ireland facility, the Company began to bill and receive payment from some of its foreign customers in their own currency. To date, the Company has not been materially adversely affected by currency fluctuations related to foreign exchange rates. The Company did not hold a position in any foreign currency instruments as of March 31, 2002.

Part II. Other Information

Item 1.  Legal Proceedings

The Company is currently the defendant in a lawsuit involving the minority shareholder of the NN Arte business located in Guadalajara, Mexico. Management believes the claims are without merit and the ultimate disposition will not have a material adverse effect on the Company's financial position or results of operations.

All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company.
Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's business or financial condition or on the results of operations.

Item 2.     Exhibits and Reports on Form 8-K.

(a)      Exhibits Required by Item 601 of Regulation S-K

          10.1 Amendment No. 1 dated January 21, 2002, to Employment Agreement between the Company and Frank T. Gentry (incorporated by
               reference to Exhibit 10.16 of the Company's Annual Report on Form
               10-K/A for the fiscal year ended December 31, 2001).

          10.2 Change of Control and Noncompetition Agreement, dated January 21,
               2002, between the Company and Frank T. Gentry (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form
               10-K/A for the fiscal year ended December 31, 2001).

          10.3 Amendment No. 1 dated January 21, 2002, to Employment Agreement between the Company and Roderick R. Baty (incorporated by
               reference to Exhibit 10.18 of the Company's Annual Report on Form
               10-K/A for the fiscal year ended December 31, 2001).

          10.4 Change of Control and Noncompetition Agreement, dated January 21,
               2002, between the Company and Roderick R. Baty (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form
               10-K/A for the fiscal year ended December 31, 2001).

          10.5 Employee Agreement dated January 21, 2002, between the Company and Robert R. Sams (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001).

          10.6 Change of Control and Noncompetition Agreement, dated January 21,
               2002, between the Company and Robert R. Sams (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form
               10-K/A for the fiscal year ended December 31, 2001).

          10.7 Employee Agreement dated January 21, 2002, between the Company and William C. Kelly (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001).

          10.8 Change of Control and Noncompetition Agreement, dated January 21,
               2002, between the Company and William C. Kelly(incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form
               10-K/A for the fiscal year ended December 31, 2001).

          10.9 Employee Agreement dated January 21, 2002, between the Company and David L. Dyckman (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001).

          10.10 Change of Control and Noncompetition Agreement, dated January
               21, 2002, between the Company and David L. Dyckman (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on
               Form 10-K/A for the fiscal year ended December 31, 2001).

     (b)  Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                             NN, Inc.
                                                                 -----------------------------
                                                                          (Registrant)

Date:    May 10, 2002                                                  /s/ Roderick R. Baty
         -----------------------                                --------------------------------
                                                                       Roderick R. Baty,
                                                                       Chairman, President and
                                                                       Chief Executive Officer
                                                                     (Duly Authorized Officer)

Date:    May 10, 2002                                                  /s/ David Dyckman
         -----------------------                                --------------------------------
                                                                          David Dyckman
                                                                      Chief Financial Officer
                                                                     (Principal Financial Officer)
                                                                       (Duly Authorized Officer)

Date:    May 10, 2002                                                 /s/ William C. Kelly, Jr.
         -----------------------                                --------------------------------
                                                                          William C. Kelly, Jr.,
                                                                      Treasurer, Secretary and
                                                                       Chief Accounting Officer
                                                                        (Principal Accounting Officer)
                                                                       (Duly Authorized Officer)

