Form 10-Q
period 2002-06-30
NN INC
filed 2002-08-13
CIK 918541

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of August, 13, 2002 there were 15,367,773 of the registrant's common stock, par value $0.01 per share, outstanding.

================================================================================

                                    NN, Inc.
                                    INDEX

                                                                                    Page No.

Part I. Financial Information

Item 1. Financial Statements:

    Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2002 and 2001.......................................2

    Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001.........3

         Consolidated Statements of Changes in Stockholders' Equity for the six
       months ended June 30, 2002 and 2001...............................................4

         Consolidated Statements of Cash Flows for the six months ended
       June 30, 2002 and 2001............................................................5

    Notes to Consolidated Financial Statements...........................................6

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.................................................12

Item 3. Quantitative and Qualitative Disclosures about Market Risk......................18

Part II. Other Information

                         PART I. FINANCIAL INFORMATION

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                 Three Months Ended   Six Months Ended
                                                     June 30,              June 30,
Thousands of Dollars, Except Per Share Data       2002      2001        2002      2001
-----------------------------------------------------------------------------------------
Net sales                                       $ 49,186   $ 47,350   $ 96,386   $ 97,577
Cost of goods sold                                36,139     35,228     71,670     73,319
                                                --------   --------    -------    -------
  Gross profit                                    13,047     12,122     24,716     24,258

Selling, general and administrative                4,819      3,978      9,317      8,085
Depreciation and amortization                      2,795      3,386      5,620      6,696
Restructuring costs                                 --         --           78       --
                                                 -------    -------    -------    -------
Income from operations                             5,433      4,758      9,701      9,477

Interest expense, net                                539      1,112      1,140      2,294
Equity in (earnings) loss of unconsolidated
   affiliates                                       --           23       --          (26)
Net gain on involuntary conversion                  --       (2,542)      --       (2,542)
Other income                                        (141)      (344)      (496)      (476)
                                                 -------    -------    -------    -------
Income before provision for income taxes           5,035      6,509      9,057     10,227
Provision for income taxes                         1,840      2,437      3,345      4,073
Minority interest of consolidated subsidiaries       787        566      1,454      1,102
                                                 -------    -------    -------    -------
  Income before cumulative effect of change
    in accounting principle                        2,408      3,506      4,258      5,052
Cumulative effect of change in accounting
  principle, net of income tax benefit of
  $112 and related minority interest impact
  of $84                                            --         --         --           98
                                                 -------    -------    -------    -------
    Net income                                     2,408      3,506      4,258      4,954

Other comprehensive income (loss):
     Foreign currency translation                  1,413        205      1,333     (3,181)
                                                 -------    -------    -------    -------
     Comprehensive income                        $ 3,821    $ 3,711    $ 5,591    $ 1,773
                                                 =======    =======    =======    =======

Basic income per common share:
  Income before cumulative effect of change
    in accounting principle                      $  0.16    $  0.23    $  0.28    $  0.33
  Cumulative effect of change in accounting
    principle                                       --         --         --        (0.01)
                                                 -------    -------    -------    -------
  Net income                                     $  0.16    $  0.23    $  0.28    $  0.32
                                                 =======    =======    =======    =======

  Weighted average shares outstanding             15,359     15,253     15,336     15,251
                                                 =======    =======    =======    =======
Diluted income per common share:
  Income before cumulative effect of change
    in accounting principle                      $  0.15    $  0.23    $  0.27    $  0.33
  Cumulative effect of change in accounting
    principle                                       --         --         --        (0.01)
                                                 -------    -------    -------    -------
  Net income                                     $  0.15    $  0.23    $  0.27    $  0.32
                                                 =======    =======    =======    =======

  Weighted average shares outstanding             15,868     15,532     15,798     15,522
                                                 =======    =======    =======    =======

                             See accompanying notes.

                                    NN, Inc.
                      Condensed Consolidated Balance Sheets

                                                   June 30,  December 31,
                                                    2002        2001
Thousands of  Dollars                            (Unaudited)
-------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                       $  3,710   $  3,024
  Accounts receivable, net                          31,600     24,832
  Inventories, net                                  21,897     23,418
  Other current assets                               4,955      4,343
                                                  --------   --------
     Total current assets                           62,162     55,617

Property, plant and equipment, net                  84,756     82,770
Assets held for sale                                 3,628      4,348
Goodwill, net                                       41,265     40,282
Other assets                                         5,027      5,118
                                                  --------   --------
     Total assets                                 $196,838   $188,135
                                                  ========   ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                $ 18,480   $ 14,552
  Bank overdraft                                     1,643      1,141
  Accrued salaries & wages                           5,757      3,813
  Income taxes payable                               3,421      2,377
  Payable to affiliates                              1,027      1,277
  Short-term portion of long-term notes              7,000      7,000
  Other current liabilities                          9,129      7,576
                                                  --------   --------
     Total current liabilities                      46,457     37,736

Minority interest in consolidated subsidiaries      36,104     30,932
Non-current deferred tax liability                   6,651      6,499
Long-term debt                                      37,957     47,661
Accrued pension                                      3,315      2,390
Other                                                  852        878
                                                  --------   --------
     Total liabilities                             131,336    126,096

     Total stockholders' equity                     65,502     62,039
                                                  --------   --------

     Total liabilities and stockholders' equity   $196,838   $188,135
                                                  ========   ========

                             See accompanying notes.

                                    NN, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                    Common Stock
                                                                             Accumulated
Thousands of Dollars                                   Additional              Other
                                Number of   Par        paid in    Retained  Comprehensive
                                 Shares     Value      capital    Earnings      Loss      Total
-------------------------------------------------------------------------------------------------
Balance, January 1, 2001         15,247   $    153   $ 30,414   $ 36,364    $ (1,685)   $ 65,246
   Shares issued                     18       --          101       --          --           101
   Net income                      --         --         --        4,954        --         4,954
   Dividends paid                  --         --         --       (2,440)       --        (2,440)
    Other comprehensive loss       --         --         --         --        (3,181)     (3,181)
                               --------   --------   --------   --------    --------    --------
Balance, June 30, 2001           15,265   $    153   $ 30,515   $ 38,878    $ (4,866)   $ 64,680
                               ========   ========   ========   ========    ========    ========

Balance, January 1, 2002         15,317   $    154   $ 30,841   $ 36,139    $ (5,095)   $ 62,039
  Shares issued                      50       --          329       --          --           329
  Net income                       --         --         --        4,258        --         4,258
  Dividends paid                   --         --         --       (2,457)       --        (2,457)
  Other comprehensive income       --         --         --         --         1,333       1,333
                               --------   --------   --------   --------    --------    --------
Balance, June 30, 2002           15,367   $    154   $ 31,170   $ 37,940    $ (3,762)   $ 65,502
                               ========   ========   ========   ========    ========    ========

                             See accompanying notes.

                                    NN, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,

Thousands of  Dollars                                               2002          2001
-----------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                      $  4,258    $  4,954
  Adjustments to reconcile net income:
    Depreciation and amortization                                    5,620       6,696
    Cumulative effect of change in accounting principle               --            98
    Gain on disposals of property, plant and equipment                  (7)       --
    Equity earnings of unconsolidated affiliate                       --            26
    Interest income on receivable from unconsolidated affiliate       --          (104)
    Minority interest in consolidated subsidiary                     1,454       1,102
    Restructuring costs                                                 78        --
    Changes in operating assets and liabilities:
      Accounts receivable                                           (5,959)     (5,150)
      Inventories                                                    2,714         337
      Other current assets                                            (316)       (264)
      Other assets                                                       5         (93)
      Accounts payable                                               3,153       3,683
      Income taxes payable                                           1,044       1,716
      Other liabilities                                              2,974          73
                                                                  --------    --------
         Net cash provided by operating activities                  15,018      13,074
                                                                  --------    --------
Investing Activities:
 Acquisition of Delta Rubber Company, net of cash acquired            --       (23,674)
 Acquisition of property, plant, and equipment                      (1,829)     (2,939)
 Proceeds from disposals of property, plant and equipment               10        --
                                                                  --------    --------
         Net cash used by investing activities                      (1,819)    (26,613)
                                                                  --------    --------
Financing Activities:
 Net proceeds under revolving credit facility                         --        21,066
Increase (decrease) in bank overdraft                                  (83)        336
 Repayment of long-term debt                                       (10,683)     (4,456)
 Repayment of short-term debt                                         --        (2,000)
 Proceeds from issuance of stock                                       329         101
 Dividends paid                                                     (2,457)     (2,440)
                                                                  --------    --------
         Net cash provided (used) by financing activities          (12,894)     12,607
                                                                  --------    --------
Effect of exchange rate changes                                        381        (712)

Net Change in Cash and Cash Equivalents                                686      (1,644)
Cash and Cash Equivalents at Beginning of Period                     3,024       8,273
                                                                  --------    --------
Cash and Cash Equivalents at End of Period                        $  3,710    $  6,629
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
In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 2002 and 2001, the Company's financial position at June 30, 2002 and December 31, 2001, and the cash flows for the six month periods ended June 30, 2002 and 2001. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

The results for the first and seconds quarters of 2002 are not necessarily indicative of future results.

Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

Note 2.  Derivative Financial Instruments

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

In connection with a variable Euribor rate debt financing in July 2000, the
Company's 54% owned subsidiary, NN Euroball ApS, entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of its debt financing. The interest rate swap provides for the Company to receive variable Euribor interest payments and pay
5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to initially established principal payments on the underlying debt over the life of the swap.

As of June 30, 2002, the fair value of the swap is a loss of approximately
$310,000, which is recorded in other non-current liabilities. The change in fair value during the six month periods ended June 30, 2002 and 2001 was a gain of approximately $97,000 and a gain of approximately $69,000, respectively, which have been included as a component of other income.

Note 3.  Inventories

Inventories are stated at the lower of cost or market. Cost is being determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                                    June 30,       Dec. 31,
                                                      2002           2001
                                                  (Unaudited)
                                                -------------    --------------
Raw materials                                        $ 4,665           $ 5,494
Work in process                                        4,753             5,016
Finished goods                                        12,680            13,065
Less inventory reserves                                (201)             (157)
                                                -------------    --------------
                                                     $21,897           $23,418
                                                =============    ==============

Note 4.  Net Income Per Share

                                       Three Months Ended                  Six Months Ended
                                            June 30,                           June 30,
                                      2002             2001             2002              2001
                                  -------------    -------------     ------------     -------------
                                       Thousands of Dollars, Except Share and Per Share Data
                                       -----------------------------------------------------
Net income                              $2,408           $3,506           $4,258            $4,954
Adjustments to net income                   --               --               --                --
                                  -------------    -------------     ------------     -------------
   Net income                           $2,408           $3,506           $4,258            $4,954

Weighted average basic shares       15,359,173       15,253,276       15,336,368        15,250,547
Effect of dilutive stock options       508,815          279,147          461,916           271,420
                                  -------------    -------------     ------------     -------------
Weighted average dilutive shares    15,867,988       15,532,423       15,798,284        15,521,967

Basic net income per share               $0.16            $0.23            $0.28             $0.32
Diluted net income per share             $0.15            $0.23            $0.27             $0.32

Excluded from the shares outstanding for each of the six month periods ended
June 30, 2002 and 2001 were 0 and 10,750 antidilutive options, respectively, which had exercise prices ranging from $9.75 to $11.50 as of June 30, 2001.

Note 5.  Segment Information

During 2002 and 2001, the Company's reportable segments are based on differences in product lines and geographic locations and are divided among Domestic Ball and Roller, European operations ("Euroball") and Plastics. The Domestic Ball and
Roller segment is comprised of two manufacturing facilities in the eastern
United States. The Euroball segment was acquired in July 2000 and is comprised of manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany and
Pinerolo, Italy. All of the facilities in the Domestic Ball and Roller and
Euroball segments are engaged in the production of precision balls and rollers used primarily in the bearing industry. The Plastics segment is comprised of the
Industrial Molding Corporation ("IMC") business, located in Lubbock, Texas, which was acquired in July 1999, NN Arte ("Arte") formed in August of 2000, located in Guadalajara, Mexico and The Delta Rubber Company ("Delta") business, located in Danielson, Connecticut, which was acquired in February 2001. IMC and
Arte are engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, fiber optic and certain consumer markets.
Delta is engaged principally in the production of engineered bearing seals used principally in automotive, industrial, agricultural, mining and aerospace applications.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies in the December 31, 2001 Form 10-K/A and those policies as discussed in Note 8. The

Company evaluates segment
performance based on profit or loss from operations before income taxes and minority interest not including nonrecurring gains and losses. The Company accounts for inter-segment sales and transfers at current market prices;
however, the Company did not have any material inter-segment transactions during the three or six month periods ended June 30, 2002 and 2001.

                                                  Three Months Ended June 30,
                                             2002                             2001
                                                        Thousands of Dollars
                                 Domestic                     Domestic
                                  Ball &                       Ball &
                                  Roller  Euroball  Plastics   Roller       Euroball   Plastics
------------------------------------------------------------------------------------------------
Revenues from external         $ 13,721   $ 23,180   $ 12,285   $ 14,214   $ 22,520   $ 10,616
customers
Segment pretax profit (loss)      1,434      2,709        892      4,390      2,310       (191)
Segment assets                   62,552     78,460     55,826     58,959     84,719     57,886

                                                      Six Months Ended June 30,
                                             2002                                      2001
                                                        Thousands of Dollars
                                 Domestic                       Domestic
                                  Ball &                        Ball &
                                  Roller  Euroball  Plastics    Roller      Euroball    Plastics
-------------------------------------------------------------------------------------------------
Revenues from external         $ 26,925   $ 44,905   $ 24,556   $ 30,013   $ 47,857   $ 19,707
customers
Segment pretax profit (loss)      2,434      5,059      1,564      5,936      4,968       (677)
Segment assets                   62,552     78,460     55,826     58,959     84,719     57,886

Note 6.  Acquisitions and Joint Ventures

On February 16, 2001, the Company completed the acquisition of all of the outstanding stock of Delta for $22.5 million in cash. Delta manufactures and sells high quality engineered bearing seals to original equipment manufacturers and operates a manufacturing facility in Danielson, Connecticut. The Company has accounted for this acquisition using the purchase method of accounting.

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

Prior to December 31, 2001, production capacity and certain machinery and equipment were transferred from the Walterboro facility to the Company's two domestic ball facilities in Erwin, Tennessee and Mountain City, Tennessee. The
Company has recorded restructuring costs of $62,000 and $0 for additional severance payments during the three month periods ended March 31, 2002 and June
30, 2002, respectively. Additionally, prior to December 31, 2001, the Company decided to sell the Walterboro land, building and certain machinery and incurred an impairment charge of approximately $1.1 million during 2001 to write down the land and building to its net realizable value of approximately $1.7 million, which was based upon fair market appraisals less costs to sell. The amounts the
Company will ultimately realize upon disposition of these assets could differ materially from the amounts assumed in arriving at the 2001 impairment loss. The remaining equipment recorded at a historical net book value of $1.9 million is also held for sale. The Company anticipates selling the land, building and machinery during 2002.

Accrued restructuring costs of $18,000 are included in other current liabilities as of June 30, 2002. The Company has charged expenses for moving machinery, equipment and inventory to other production facilities and other costs to close the facility, which will benefit future operations in the period they are incurred.

                                   Accrual                                            Accrual
                                 Balance at                                          Balance at
                                  12/31/01           Charges        Paid in 2002      6/30/02
                                  --------           -------        ------------      -------
Thousands of Dollars
--------------------
Severance and other employee
costs                               $513               $78              $573            $18
                               ----------------  ----------------  --------------- ---------------
Total                               $513               $78              $573            $18
                               ================  ================  =============== ===============

Note 8.  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement
No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and
Other Intangible Assets" (Statement No. 142). Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather, periodically tested for impairment. The effective date of
Statement No. 142 is January 1, 2002. As of the date of adoption, the Company had unamortized goodwill of approximately $40.3 million, which is subject to the provisions of Statement No. 142.

As a result of adopting these standards in the first quarter of 2002, the
Company no longer amortizes goodwill. The Company estimates that amortization expense for goodwill would have been approximately $0.5 million (or $0.3 million net of tax and minority interest) for the three month period ended June 30, 2002 and $1.0 million (or $0.6 million net of tax and minority interest) for the six month period ended June 30, 2002.

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

The Company completed the transitional goodwill impairment reviews required by the new standards during the first six months of 2002. In performing the impairment reviews, the Company estimated the fair values of the reportable segments using a method that incorporates valuations derived from EBITDA multiples based upon market multiples and recent capital market transactions and also incorporates valuations determined by each segments' discounted future cash flows. As of January 1, 2002, the transition date, there was no impairment to goodwill as the fair values exceeded the carrying values of the segments. As of
June 30, 2002, the carrying amounts of goodwill by segment are as follows: $26.1 million for the Plastic segment and $15.2 million for the Euroball segment.
Since the transition date, January 1, 2002, the increase in goodwill of $1.0 million is principally due to foreign currency translation adjustments at the
Euroball segment.

The table below describes the impact of the amortization of goodwill for the three and six month periods ended June 30, 2002 and 2001:

                                               For the Three Months     For the Six Months
                                                   Ended June 30,          Ended June 30,
                                                  2002        2001       2002        2001
                                               ----------------------------------------------
                                                Thousands of Dollars except per-share data

Reported net income                            $   2,408   $   3,506   $   4,258   $   4,954
Add back:  Goodwill amortization, net of tax        --           270        --           490
                                               ---------   ---------   ---------   ---------
Pro-forma net income                           $   2,408   $   3,776   $   4,258   $   5,444
                                               =========   =========   =========   =========

Basic earnings per share:
  Reported net income                          $   0.16    $    0.23   $   0.28    $    0.32
  Goodwill amortization                             --          0.02        --          0.03
                                               ---------   ---------   ---------   ---------
  Pro-forma net income                         $   0.16    $    0.25   $    0.28   $    0.36
                                               =========   =========   =========   =========

Diluted earnings per share:
  Reported net income                          $   0.15    $    0.23   $   0.27    $    0.32
  Goodwill amortization                             --          0.02        --          0.03
                                               ---------   ---------   ---------   ---------
  Pro-forma net income                         $   0.15    $    0.24   $   0.27    $    0.35
                                               =========   =========   =========   =========

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No.
144, "Accounting For The Impairment or Disposal of Long-lived Assets." This
Statement supercedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued
operations to include more disposal transactions. The provisions of this
Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted Statement No. 144 effective January 1, 2002. Management believes that as of June 30, 2002 no asset impairment exists under the provisions of Statement No. 144.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No.
145, "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB
Statement No. 13, and Technical Corrrections". SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No.
145 rescinds SFAS No. 4 and the related required classification gains and losses from extinguishment of debt as extraordinary items. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is applicable for the
Company at the beginning of fiscal year 2003, with the provisions related to
SFAS No. 13 for transactions occurring after May 15, 2002. The Company is currently evaluating the impact of adoption of Statement No. 145.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December
31, 2002. The Company is currently evaluating the impact of adoption of
Statement No. 146.

Note 9.  Long-Term Debt

On July 20, 2001, the Company entered into a syndicated loan agreement with
AmSouth Bank ("AmSouth"), as the administrative agent for the lenders, for a senior non-secured revolving credit facility of up to $25 million, expiring on
July 25, 2003 and a senior non-secured term loan for $35 million expiring on July 1, 2006. On July 12, 2002, the Company amended its U.S. credit facility to convert the term loan portion into a reducing revolving credit line providing initial availability equivalent to the balance of the term loan prior to the amendment. Amounts available for borrowing under this facility will be reduced by $7.0 million per annum and the facility will expire on July 1, 2006.
Additionally, on July 31, 2002, the Company amended the credit facility again to extend the $25 million senior non-secured revolving credit facility to July 25,
2004. Amounts outstanding under the revolving facility and the term loan facility bear interest at a floating rate equal to LIBOR (1.86% at June 30,
2002) plus an applicable margin of 0.75% to 2.00% based upon calculated financial ratios. The loan agreement contains customary financial and non-financial covenants. The Company was in compliance with all such covenants as of June 30, 2002.

In connection with the Euroball transaction, NN Euroball ApS, entered into a
Facility Agreement with HypoVereinsbank Luxembourg S.A. as agent for Bayerische
Hypo-und Vereinsbank AG of Munich, Germany to provide up to Euro 36.0 million in term loans and Euro 5.0 million in revolving credit loans. The Company borrowed
Euro 30.5 million ($28.8 million) under the term loan facility and Euro 1.0 million ($0.9 million) under the revolving credit facility. Amounts outstanding under the Facility Agreement are secured by inventory and accounts receivable and bear interest at EURIBOR (3.44% at June 30, 2002) plus an applicable margin between 1.125% and 2.25% based upon financial ratios. The shareholders of NN
Euroball ApS have provided guarantees for the Facility Agreement. The Facility
Agreement contains restrictive covenants, which specify, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain financial ratios. NN Euroball ApS was in compliance with all such covenants as of June 30, 2002.

Note 10.  Subsequent Event Share Offering

On June 7, 2002 the Company filed a registration statement with the Securities and Exchange Commission for a follow-on public offering of 6,500,000 shares of its common stock, of which 2,600,000 shares were to be offered by the Company and 3,900,000 shares were to be offered by several selling shareholders. The registration statement on Form S-3 relating to the Common Stock became effective on August 1, 2002. On August 6, 2002, the Company announced that due to unfavorable market conditions, it was postponing the proposed follow-on public offering.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Net Sales. Net sales increased by approximately $1.8 million, or 3.9%, from
$47.4 million for the second quarter of 2001 to $49.2 million for the second quarter of 2002. By segment, sales decreased $0.5 million for the Company's
Domestic Ball and Roller segment. This decrease was due mainly to decreased demand for the Company's products as a result of the economic environment.
Offsetting this decrease, the Plastics segment sales were $1.7 million higher versus the second quarter of 2002 driven by new growth programs within the segment. Additionally, the Euroball segment's sales were $0.7 million higher principally due to favorable currency impacts.

Gross Profit. Gross profit increased approximately $0.9 million or 7.6%, from
$12.1 million for the second quarter of 2001 to $13.0 million for the second quarter of 2002. Sales volume increases in the Euroball segment, in addition to cost reduction efforts, netted a $0.4 million increase. Additionally, improvements from IMC and NN Arte contributed $0.6 million and $0.1 million, respectively. Offsetting these increases was a $0.2 million decrease in the
Domestic Ball & Roller segment due to increased insurance costs and sales volume decreases offset by cost savings associated with the closing of the South
Carolina ball manufacturing facility. As a percentage of net sales, gross profit increased from 25.6% in the second quarter of 2001 to 26.5% for the same period in 2002.

Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $0.8 million or 21.1% from $4.0 million in the second quarter of 2001 to $4.8 million in the second quarter of 2002.
Advisory service expenses associated with the previously announced desire of certain original founders of the Company to liquidate their holdings in the
Company's stock contributed $0.3 million of the increase. Additionally, non-cash compensation charges associated with a portion of certain employee stock options contributed $0.3 million of the increase. As a percentage of net sales, selling, general and administrative expenses increased from 8.4% for the second quarter of 2001 to 9.8% for the same period in 2002.

Depreciation and Amortization.Depreciation and amortization expense decreased by approximately $0.6 million or 17.5% from $3.4 million for the second quarter of 2001 to $2.8 million for the same period in 2002. The adoption of Statement
No. 142 eliminated the amortization of goodwill and contributed $0.5 million of the decrease. Additionally, the assets held for sale as a result of the closing of the Walterboro, South Carolina ball facility contributed $0.3 million of the decrease. Currency impacts accounted for $0.1 million of the increase. As a percentage of net sales, depreciation and amortization expense decreased from
7.2% in the second quarter of 2001 to 5.7% in the second quarter of 2002.

Interest Expense. Interest expense, decreased by approximately $0.6 million from
$1.1 million in the second quarter of 2001 to $0.5 million during the same period in 2002. This was due to decreased interest rates on the Company's credit facilities as well as decreased amounts outstanding on the debt. Total debt decreased from $64.8 million at June 30, 2001 to $45.0 million at June 30, 2002.
As a percentage of net sales, interest expense, decreased from 2.3% in the second quarter of 2001 to 1.1% for the same period in 2002.

Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates increased from a loss of $23,000 in the second quarter of 2001 to $0 during the same period of 2002. The decrease is due to the
Company's sale of its minority interest in Jiangsu General Ball & Roller
Company, Ltd. effective December 21, 2001.

Net Gain on Involuntary Conversion. Net gain on involuntary conversion decreased
$2.5 million from $2.5 million for the second quarter of 2001 to $0 for the second quarter of 2002. The Company realized a net gain on involuntary conversion of $2.5 million in the second quarter of 2001. The gain is due to insurance proceeds received over the net book value of assets destroyed in the
March 12, 2000 fire at the Erwin,
                                       12

Tennessee facility.

Minority Interest of Consolidated Subsidiaries. Minority interest of consolidated subsidiaries increased $0.2 million from $0.6 million for the second quarter of 2001 to $0.8 million for the second quarter of 2002. This increase is due to increased earnings at the Company's Euroball joint venture.
The Company is required to consolidate this joint venture due to its majority ownership and ability to exercise control. The Company owns 54% of the shares of
Euroball. Minority interest of consolidated subsidiary represents the combined interest of the minority partners of Euroball at 46%.

Net Income. Net income decreased by $1.1 million or 31.3%, from $3.5 million for the second quarter of 2001 to $2.4 million for the same period in 2002. The net gain on involuntary conversion recorded during the first quarter of 2001 contributed $1.6 million of the decrease, net of tax. As a percentage of net sales, net income decreased from 7.4% in the second quarter of 2001 to 4.9% for the second quarter of 2002.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Net Sales. Net sales decreased by approximately $1.2 million, or 1.2%, from
$97.6 million for the first six months of 2001 to $96.4 million for the first six months of 2002. By segment, sales decreased $3.1 million and $3.0 million for the Company's Domestic Ball and Roller and Euroball segments, respectively.
These decreases were due mainly to decreased demand for the Company's products as a result of the economic environment. Offsetting this decrease, the Plastics segment's sales were $4.9 million higher versus the first six months of 2001 resulting from the acquisition of Delta (incremental $2.9 million) as well as sales increases at NN Arte (incremental $0.8 million) and at IMC (incremental
$1.2 million).

Gross Profit. Gross profit increased approximately $0.5 million or 1.9%, from
$24.3 million for the first six months of 2001 to $24.7 million for the first six months of 2002. This increase in gross profit as a percentage of sales was due primarily to cost savings associated with the closing of the South Carolina ball manufacturing facility as well as other cost reduction and containment programs initiated during 2001. During the first six months of 2002, sales volume decreases and insurance increases in the Domestic Ball and Roller segment were partially offset by cost savings associated with the closing of the South
Carolina ball manufacturing facility netting a $0.8 million decrease in gross profit. During the same period, sales volume decreases in the Euroball segment were similarly partially offset by cost reductions, netting a $0.5 million decrease in gross profit. Within the Plastics segment were improvements from IMC and NN Arte of $0.9 million and $0.4 million, respectively, while the inclusion of a full six months of Delta results in 2002 versus approximately 4.5 months in
2001 contributed $0.5 million of increases in 2002. As a percentage of net sales, gross profit increased from 24.9% in the first six months of 2001 to
25.6% for the same period in 2002.

Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $1.2 million or 15.2% from $8.1 million in the first six months of 2001 to $9.3 million in the first six months of 2002.
The acquisition of Delta contributed $0.3 million of the increase. Advisory service expenses principally associated with the previously announced desire of certain original founders of the Company to liquidate their holdings in the
Company's stock contributed $0.5 million of the increase. Strategic planning and information technology initiatives at Euroball contributed $0.2 million of the increase. Additionally, non-cash compensation charges associated with a portion of the employee stock options contributed $0.3 million of the increase. As a percentage of net sales, selling, general and administrative expenses increased from 8.3% for the first six months of 2001 to 9.7% for the same period in 2002.

Depreciation and Amortization. Depreciation and amortization expense decreased by approximately $1.1 million or 16.1% from $6.7 million for the first six months of 2001 to $5.6 million for the same period in 2002. The adoption of
Statement No. 142 eliminated the amortization of goodwill and contributed $0.9 million of the decrease. Additionally, the assets held for sale as a result of the closing of the Walterboro, South Carolina ball facility, which are no longer depreciated, contributed $0.6 million of the decrease. This was offset in part by a full six months of Delta in 2002 as compared to 4.5 months in 2001 due to the February 2001 acquisition, which resulted in a $0.1 million increase. As a percentage of net sales, depreciation and amortization expense decreased from
6.9% in the first six months of 2001 to 5.8% for the same period in 2002.

Restructuring costs. The Company recorded a restructuring charge of $0.1 million in the first six months of 2002, all of which was recorded in the first quarter of 2002. The restructuring costs principally pertain to the Company's decision and announcement to close the Walterboro, South Carolina ball facility in 2001.
The $0.1 million charge primarily represents the accrual for additional severance costs related to the closing of this facility. As a percentage, restructuring costs represent 0.1% of net sales in the first six months of 2002.
There were no charges during the first six months of 2001.

Interest Expense. Interest expense, decreased by approximately $1.2 million from
$2.3 million in the first six months of 2001 to $1.1 million during the same period in 2002. This was due to decreased interest rates on the Company's credit facilities as well as decreased amounts outstanding on the debt. Total debt decreased from $64.8 million at June 30, 2001 to $45.0 million at June 30, 2002.
As a percentage of net sales, interest expense decreased from 2.4% in the first six months of 2001 to 1.2% for the same period in 2002.

Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates decreased from earnings of $26,000 in the first six months of 2001 to $0 during the same period of 2002. The decrease is due to the
Company's sale of its minority interest in Jiangsu General Ball & Roller
Company, Ltd. effective December 21, 2001.

Net Gain on Involuntary Conversion. Net gain on involuntary conversion decreased
$2.5 million from $2.5 million for the first six months of 2001 to $0 for the first six months of 2002. The Company realized a net gain on involuntary conversion of $2.5 million in the second quarter of 2001. The gain is due to insurance proceeds over the net book value of assets destroyed in the March 12,
2000 fire at the Erwin, Tennessee facility.

Minority Interest of Consolidated Subsidiaries. Minority interest of consolidated subsidiaries increased $0.4 million from $1.1 million for the first six months of 2001 to $1.5 million for the first six months of 2002. This increase is due to increased earnings at the Company's Euroball joint venture.
The Company is required to consolidate this joint venture due to its majority ownership and ability to exercise control. The Company owns 54% of the shares of
Euroball. Minority interest of consolidated subsidiary represents the combined interest of the minority partners of Euroball at 46%.

Net Income. Net income decreased by $0.7 million or 14.0%, from $5.0 million for the first six months of 2001 to $4.3 million for the same period in 2002. The net gain on involuntary conversion recorded during the first quarter of 2001 contributed $1.6 million of the decrease, net of tax. As a percentage of net sales, net income decreased from 5.1% in the first six months of 2001 to 4.4%
for the first six months of 2002.

Liquidity and Capital Resources

The Company has a $25 million senior non-secured revolving credit facility with
AmSouth Bank ("AmSouth"), as the administrative agent for the lenders, expiring on July 25, 2003 and a senior non-secured term loan for $35 million expiring on
July 1, 2006. Amounts outstanding under the revolving facility and the term loan facility bear interest at a floating rate equal to LIBOR (1.86% at June 30,
2002) plus an applicable margin of 0.75% to 2.00% based upon calculated financial ratios. The loan agreement contains customary financial and non-financial covenants. The Company was in compliance with all such covenants as of June 30, 2002. Amounts available for borrowing under this term loan facility will be reduced by $7.0 million per annum and the facility will expire on July 1, 2006. On July 12, 2002, the Company amended its U.S. credit facility to convert the term loan portion into a reducing revolving credit line providing initial availability equivalent to the balance of the term loan prior to the amendment. Amounts available for borrowing under this facility will be reduced by $7.0 million per annum and the facility will expire on July 1, 2006.
Additionally, on July 31, 2002, the Company amended the credit facility again to extend the $25 million senior non-secured revolving credit facility to July 25,
2004.

In July 2000, NN Euroball ApS, and its subsidiaries entered into a senior secured revolving credit facility of Euro 5.0 million, expiring on July 15, 2006 and a senior secured term loan of Euro 36.0 million, expiring on July 15, 2006 with HypoVereinsbank Luxembourg S.A. as agent for Bayerische Hypo-und
Vereinsbank

AG of Munich, Germany. On July 31, 2000, upon closing of the joint venture, NN
Euroball ApS borrowed a total of Euro 31.5 million against these facilities for acquisition financing. Additional working capital and capital expenditure financing are provided for under the facility. Amounts outstanding under the facilities accrue interest at a floating rate equal to EURIBOR (3.44% at June
30, 2002) plus an applicable margin of 1.125% to 2.25% based upon calculated financial ratios. The loan agreement contains various restrictive covenants that specify, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain financial ratios. These facilities also include certain negative pledges. Euroball was in compliance with all such covenants as of June 30, 2002.

The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with foreign customers (other than foreign customers that have entered into an inventory management program with the Company)
generally provide that payments are due within either 90 or 120 days following the date of shipment. Under the Company's inventory management program with certain European customers, payments typically are due within 30 days after the customer uses the product. The Company's net sales and receivables can be influenced by seasonality due to the Company's relative percentage of European business coupled with many foreign customers ceasing or significantly slowing production during the month of August.

The Company bills and receives payment from some of its foreign customers in
Euro or other currencies. To date, the Company has not been materially adversely affected by currency fluctuations or foreign exchange restrictions. To manage risks associated with currency fluctuations and foreign exchange restrictions, the Company has strategies in place, including a hedging program, which allows management to hedge foreign currencies when exposures reach certain levels.
However, the Company has not entered into any currency hedges in 2001 or during the current year. Strengthening of the U.S. dollar against foreign currencies could impair the ability of the Company to compete with international competitors for foreign as well as domestic sales. Working capital, which consists principally of accounts receivable and inventories, was $15.7 million at June 30, 2002 as compared to $17.9 million at December 31, 2001. The ratio of current assets to current liabilities decreased from 1.47:1 at December 31, 2001 to 1.34:1 at June 30, 2002. Cash flow from operations increased from $13.1 million during the six months of 2001 to $15.0 million during the first six months of 2002.

During 2002, the Company plans to spend approximately $6.8 million on capital expenditures (of which approximately $1.8 million has been spent through June
30, 2002) including the purchase of additional machinery and equipment for all of the Company's domestic and international ball facilities. The Company intends to finance these activities with cash generated from operations and funds available under the credit facilities described above. The Company believes that funds generated from operations and borrowings from the credit facilities will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through at least December 2002.

In addition, FAG and SKF have the right to require the Company to purchase their interests in Euroball beginning in January 2003, based on a formula using
Euroball's historical net income and cash flow. As a result, the exact amount of the purchase price cannot be determined until the put right is exercised. The
Company anticipates that if such purchase becomes necessary, it may need to borrow additional funds.

The Euro

The Company currently has operations in Italy, Germany and Ireland, all of which are Euro participating countries, and sells product to customers in many of the participating countries. The Euro has been adopted as the functional currency at these locations.

Seasonality and Fluctuation in Results of Operations

The Company's net sales historically have been of a seasonal nature, and as foreign sales have increased as a percentage of total sales, seasonality has become a more significant factor for the Company in that many foreign customers cease production during the month of August.

Inflation and Changes in Prices

While the Company's operations have not been affected by inflation during recent years, prices for 52100 chrome steel and other raw materials are subject to change. For example, during 1995, due to an increase in worldwide demand for
52100 chrome steel and the decrease in the value of the United States dollar relative to foreign currencies, the Company experienced an increase in the price of 52100 chrome steel and some difficulty in obtaining an adequate supply of
52100 chrome steel from its existing suppliers. In our U.S. operations, the
Company's typical pricing arrangements with its steel suppliers are subject to adjustment once every six months. In an effort to limit its exposure to fluctuations in steel prices, the Company has generally avoided the use of long-term, fixed price contracts with its customers. Instead, the Company typically reserves the right to increase product prices periodically in the event of increases in its raw material costs. The Company was able to minimize the impact on its operations resulting from the 52100 chrome steel price increases by taking such measures.

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the
Private Securities Litigation Reform Act of 1995

The Company wishes to caution readers that this report contains, and future filings by the Company, press releases and oral statements made by the Company's authorized representatives may contain forward looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those expressed in such forward looking statements due to important factors bearing on the Company's business, many of which already have been discussed in this filing and in the Company's prior filings.

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

The Company is heavily dependent on a relatively few number of customers and the loss of any major customer would have a material adverse effect on its business.
Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 35% of net sales in 2001, and sales to INA/FAG accounted for approximately 19% of net sales.
During 2001, the Company's ten largest customers accounted for approximately 73%
of its consolidated net sales. None of the Company's other customers accounted for more than 5% of its net sales for 2001. The loss of all or a substantial portion of sales to these customers would have a material adverse effect on the
Company's business.

The demand for the Company's products is cyclical, which could adversely impact its revenues. The end markets for fully assembled bearings are cyclical and tend to decline in response to overall declines in industrial production. As a result, the market for bearing components is also cyclical and impacted by overall levels of industrial production. The Company's sales in the past have been negatively affected, and in the future very likely will be negatively affected, by adverse conditions in the industrial production sector of the economy or by adverse global or national economic conditions generally.

The Company may not be able to continue to make the acquisitions necessary for it to realize its growth strategy. Acquiring businesses that complement or expand the Company's operations has been and continues to be an important element of its business strategy. The Company bought its plastic bearing component business in 1999, formed Euroball in 2000 and acquired its bearing seal operations in 2001. The Company cannot give assurances that it will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future. In addition, the Company may borrow funds to acquire other businesses, increasing its interest expense and debt levels. The Company's inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on its business, financial condition and results of operations.

The costs and difficulties of integrating acquired businesses could impede the
Company's future growth. The Company cannot give assurances that any future acquisition will enhance its financial performance.

The Company's ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of its implementation plans, the ability of its management to oversee and operate effectively the combined operations and its ability to achieve desired operating efficiencies and sales goals. If the Company is not able to integrate the operations of acquired companies successfully into its business, the Company's future earnings and profitability could be materially and adversely affected.

The Company depends on a very limited number of foreign sources for its primary raw material and is subject to risks of shortages and price fluctuation. The steel that the Company uses to manufacture precision balls and rollers is of an extremely high quality and is available from a limited number of producers on a global basis. Due to quality constraints in the U.S. steel industry, the Company obtains substantially all of the steel used in its U.S. ball and roller production from overseas suppliers. In addition, the Company obtains substantially all of the steel from sources other than its current suppliers, particularly in the case of its European operations, it could face higher prices and transportation costs, increased duties or taxes, and shortages of steel.
Problems in obtaining steel, and particularly 52100 chrome steel, in the quantities that it requires and on commercially reasonable terms, could have a material adverse effect on the operating and financial results of the Company.

The Company operates in and sells products to customers outside of the U.S. and is subject to several related risks. Because the Company obtains a majority of its raw materials from overseas suppliers, actively participates in overseas manufacturing operations and sells to a large number of international customers, it faces risks associated with the following:

     o    adverse foreign currency fluctuations;

     o    changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar
          organizations;

     o    the imposition of trade restrictions or prohibitions;

     o    high tax rates that discourage the repatriation of funds to the U.S.;

     o    the imposition of import or other duties or taxes; and

     o    unstable governments or legal systems in countries in which our suppliers, manufacturing operations, and customers are located.

The Company does not have a hedging program in place to help limit the risk associated with consolidating the operating results of our foreign businesses into U.S. dollars. An increase in the value of the U.S. dollar and/or the Euro related to other currencies may adversely affect its ability to compete with its foreign-based competitors for international, as well as domestic, sales. Also, a decline in the value of the Euro relative to the U.S. dollar will negatively impact the Company's consolidated financial results, which are denominated in
U.S. dollars.

The Company's growth strategy depends on outsourcing, and if the industry trend toward outsourcing does not continue, its business could be adversely affected.
The Company's growth strategy depends in significant part on major bearing manufacturers continuing to outsource components, and expanding the number of components being outsourced. This requires manufacturers to depart significantly from their traditional methods of operations. If major bearing manufacturers do not continue to expand outsourcing efforts or determine to reduce their use of outsourcing, the Company's business could be materially adversely affected.

The Company's markets are highly competitive. The global market for bearing components is highly competitive with a majority of production represented by the captive production operations of certain large bearing manufacturers and the balance represented by independent manufacturers. Captive manufacturers make components for internal use and sale to third parties. All of the captive manufacturers, and many independent manufacturers, are significantly larger and have greater resources than the Company does. The Company's competitors are continuously exploring and implementing improvements in technology and manufacturing processes in order to improve product quality, and the
Company's ability to remain competitive will depend, among other things, on whether the Company is able to keep pace with such quality improvements in a cost effective manner.

The production capacity that the Company has added over the last several years has at times resulted in its having more capacity than it needs, causing its operating costs to be higher than expected. The Company has significantly expanded its ball and roller production facilities and capacity over the last several years. During 1997, it build an additional manufacturing plant in
Kilkenny, Ireland, and it continued this expansion in 2000 through the formation of Euroball with SKF and INA/FAG. The Company's ball and roller facilities currently are not operating at full capacity and its results of operations for
2001 were adversely affected by the under-utilization of its production facilities, and it faces risks of further under-utilization or inefficient utilization of its production facilities in future years.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include a $25.0 million senior, non-secured floating rate revolving credit facility which is used to maintain liquidity and fund its business operations as well as a $35.0 million senior, non-secured floating rate term loan. Additionally, Euroball has a Euro 5.0 million senior secured floating rate revolving credit facility and a Euro 36.0 million floating rate senior secured term loan. Additionally, the Company has an interest rate swap that fixes the interest rate for Euro 12.5 million outstanding under the facilities.
The interest rate swap expires in July 2006. At June 30, 2002, the Company had
$36.8 million outstanding under the domestic revolving credit facility and term loan and Euroball had $8.2 million outstanding under the Euroball revolving credit facility and term loan. A one-percent increase in the interest rate charged on the Company's outstanding borrowings under the revolving credit facility and term loans would result in annual interest expense increasing by approximately $450,000. The nature and amount of the Company's borrowings may vary as a result of future business requirements, market conditions and other factors.

The Company's operating cash flows denominated in foreign currencies are exposed to changes in foreign exchange rates. Beginning in the 1997 fourth quarter, upon the commencement of production in its Kilkenny, Ireland facility, the Company began to bill and receive payment from some of its foreign customers in their own currency. To date, the Company has not been materially adversely affected by currency fluctuations related to foreign exchange rates. The Company did not hold a position in any foreign currency instruments as of June 30, 2002.

Part II. Other Information

Item 1. Legal Proceedings

The Company is currently the defendant in a lawsuit involving the minority shareholder of the NN Arte business located in Guadalajara, Mexico. Management believes the claims are without merit and the ultimate disposition will not have a material adverse effect of the Company's financial position or results of operations.

All other legal proceedings and actions involving the Company are of an ordinary and routine nature and are incidental to the operations of the Company.
Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's business or financial condition or on the results of operations.

Item 2. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 16, 2002. As of
March 25, 2002, the record date for the meeting, there were 15,340,806 shares of common stock outstanding and entitled to vote at the meeting. There were present at said meeting, in person or by proxy, stockholders holding 10,499,621 shares of common stock, constituting approximately 68% of the shares of common stock outstanding and entitled to vote, which constituted a quorum.

The first matter voted upon at the meeting was the election of G. Ronald Morris,
Steven T. Warshaw and James L. Earsley as Class III Directors to serve for three-year terms. The results of the voting in connection with such elections were as follows:

                                          For                   Withheld
                                  --------------------     -------------------
     G. Ronald Morris                 10,433,247                 66,374
     Steven T. Warshaw                10,436,886                 62,735
     James L. Earsley                 10,436,886                 62,735

All nominees were elected to serve until the 2005 Annual Meeting of Stockholders and until their successors are duly elected and qualified. In addition to the foregoing directors, Roderick R. Baty and Richard D. Ennen are serving terms that will expire in 2003, and Michael D. Huff and Michael E. Werner are serving terms that will expire in 2004. Mr. Baty continues in his position as Chairman of the Company's Board of Directors.

The second matter voted upon the 2002 Annual Meeting of Stockholders was the ratification of KPMG LLP as independent public accountants to audit the
Company's accounts for the fiscal year ending December 31, 2002. The vote was
10,489,635 For and 3,661 Against, and there were 6,325 Abstentions.

Item 3.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits Required by Item 601 of Regulation S-K

     10.1 Amendment No. 3 dated as of July 31, 2002 to Credit Agreement among
          NN, Inc., as the Borrower, the Lenders identified therein, Bank One,
          Kentucky, NA, as Co-Agent, and AmSouth Bank as Administrative Agent.

     10.2 Amendment No. 2 dated July 12, 2002 to Credit Agreement among NN, Inc.
          as the Borrower, the Lenders identified therein, Bank One, Kentucky, NA, as Co-Agent, and AmSouth Bank, as Administrative Agent (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement
          on Form S-3/A filed July 15, 2002).

     99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

        The Company filed a Form 8-K on June 7, 2002 announcing it filed a registration statement with the Securities and Exchange Commission on
        June 6, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 13, 2002                       /s/ Roderick R. Baty
-----------------------------   ---------------------------------------------------
                                                Roderick R. Baty,
                                 Chairman, President and Chief Executive Officer

Date:    August 13, 2002                        /s/ David Dyckman
-----------------------------   ---------------------------------------------------

                                                  David Dyckman,
                                             Chief Financial Officer
                                          (Principal Financial Officer)

Date:    August 13, 2002                    /s/ William C. Kelly, Jr.
-----------------------------   ---------------------------------------------------
                                              William C. Kelly, Jr.,
                                Treasurer, Secretary and Chief Accounting Officer
                                          (Principal Accounting Officer)

