Form 10-Q
period 2002-09-30
NN INC
filed 2002-11-14
CIK 918541

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

As of November, 14, 2002 there were 15,367,773 of the registrant's common stock, par value $0.01 per share, outstanding.

================================================================================

                                    NN, Inc.
                                     INDEX

                                                                           Page No.
Part I. Financial Information

Item 1. Financial Statements:

    Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2002 and 2001.......................2

    Condensed Consolidated Balance Sheets at September 30, 2002 and
       December 31, 2001.......................................................3

    Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2002 and 2001................................4

    Consolidated Statements of Cash Flows for the nine months ended
       September 30, 2002 and 2001.............................................5

    Notes to Consolidated Financial Statements.................................6

Item 2. Management's Discussion and Analysis of Financial

Part II. Other Information

                          PART I. FINANCIAL INFORMATION

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
Thousands of Dollars, Except Per Share Data         2002           2001              2002         2001
---------------------------------------------------------------------------------------------------------
Net sales                                        $ 47,451       $ 42,576        $ 143,836      $ 140,153
Cost of goods sold                                 35,631         32,797          107,302        106,116
                                                -----------    -----------     -----------    -----------
  Gross profit                                     11,820          9,779           36,534         34,037

Selling, general and administrative                 4,076          4,239           13,311         12,324
Depreciation and amortization                       2,881          3,474            8,443         10,170
Restructuring costs                                    --            750               78            750
                                                -----------    -----------     -----------    -----------
Income from operations                              4,863          1,316           14,702         10,793

Interest expense, net                                 597            920            1,876          3,214
Equity in (earnings) loss of unconsolidated
   affiliates                                          --             13               --           (13)
Net gain on involuntary conversion                     --        (1,359)               --        (3,901)
Other (income) expense                               (20)             15            (516)          (461)
                                                -----------    -----------     -----------    -----------
Income before provision for income taxes            4,286          1,727           13,342         11,954
Provision for income taxes                          1,612            806            4,957          4,879
Minority interest of consolidated                     555            177            2,010          1,279
  subsidiaries                                  -----------    -----------     -----------    -----------
  Income before cumulative effect of change
    in accounting principle                         2,119            744            6,375          5,796
Cumulative effect of change in accounting
  principle, net of income tax benefit of $112
  and related minority interest impact of $84          --             --               --             98
                                                -----------    -----------     -----------    -----------
  Net income                                        2,119            744            6,375          5,698

Other comprehensive income (loss):
  Foreign currency translation                       (66)            306            1,267        (2,875)
                                                -----------    -----------     -----------    -----------
  Comprehensive income                             $2,053         $1,050           $7,642         $2,823
                                                ===========    ===========     ===========    ===========

Basic income per common share:
  Income before cumulative effect of change
    in accounting principle                         $0.14          $0.05            $0.42          $0.38
  Cumulative effect of change in accounting
    principle                                          --             --               --         (0.01)
                                                -----------    -----------     -----------    -----------
  Net income                                        $0.14          $0.05            $0.42          $0.37
                                                ===========    ===========     ===========    ===========
  Weighted average shares outstanding              15,368         15,286           15,344         15,253
                                                ===========    ===========     ===========    ===========
Diluted income per common share:
  Income before cumulative effect of change
    in accounting principle                         $0.14          $0.05            $0.40          $0.37
  Cumulative effect of change in accounting
    principle                                          --             --               --         (0.01)
                                                -----------    -----------     -----------    -----------
  Net income                                        $0.14          $0.05            $0.40          $0.37
                                                ===========    ===========     ===========    ===========

  Weighted average shares outstanding              15,648         15,584           15,755         15,505
                                                ===========    ===========     ===========    ===========
  Dividends declared per share                      $0.08          $0.08            $0.24          $0.24
                                                ===========    ===========     ===========    ===========

                             See accompanying notes.

                                        2

                                    NN, Inc.
                      Condensed Consolidated Balance Sheets

                                                September 30,          December 31,
                                                     2002                  2001
Thousands of  Dollars                             (Unaudited)
-----------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                            $4,607               $3,024
  Accounts receivable, net                             30,705               24,832
  Inventories, net                                     22,618               23,418
  Other current assets                                  4,276                4,343
                                                --------------       --------------
     Total current assets                              62,206               55,617

Property, plant and equipment, net                     84,483               82,770
Assets held for sale                                    3,599                4,348
Goodwill, net                                          41,192               40,282
Other assets                                            5,013                5,118
                                                --------------       --------------
     Total assets                                    $196,493             $188,135
                                                ==============       ==============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                    $17,872              $14,552
  Bank overdraft                                          881                1,141
  Accrued salaries & wages                              5,688                3,813
  Income taxes payable                                  4,261                2,377
  Payable to affiliates                                   633                1,277
  Short-term portion of long-term notes                 7,000                7,000
  Other current liabilities                             9,799                7,576
                                                --------------       --------------
     Total current liabilities                         46,134               37,736

Minority interest in consolidated subsidiaries         36,421               30,932
Non-current deferred tax liability                      6,643                6,499
Long-term debt                                         36,660               47,661
Accrued pension                                         3,331                2,390
Other                                                     976                  878
                                                --------------       --------------
     Total liabilities                                130,165              126,096

     Total stockholders' equity                        66,328               62,039
                                                --------------       --------------

     Total liabilities and stockholders' equity      $196,493             $188,135
                                                ==============       ==============

                             See accompanying notes.

                                    NN, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                      Common Stock

                                                                                        Accumulated
In Thousands                                                Additional                    Other
                                  Number of        Par        paid in      Retained   Comprehensive
                                   Shares         value       capital      Earnings        Loss       Total
------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001           15,247          $153       $30,414      $36,364       $(1,685)    $65,246
 Shares issued                         50             1           242           --             --        243
 Net income                            --            --            --        5,698             --      5,698
 Dividends paid                        --            --            --      (3,662)             --    (3,662)
  Other comprehensive loss             --            --            --           --        (2,875)    (2,875)
                                --------------  -----------  ----------  -----------  -----------  ----------
Balance, September 30, 2001        15,297          $154       $30,656      $38,400       $(4,560)    $64,650
                                ==============  ===========  ==========  ===========  ===========  ==========

Balance, January 1, 2002           15,317          $154       $30,841      $36,139       $(5,095)   $ 62,039
 Shares issued                         51            --           332           --             --        332
 Net income                            --            --            --        6,375             --      6,375
 Dividends paid                        --            --            --      (3,685)             --    (3,685)
 Other comprehensive income            --            --            --           --          1,267      1,267
                                --------------  -----------  ----------  -----------  -----------  ----------
Balance, September 30, 2002        15,368          $154       $31,173      $38,829       $(3,828)    $66,328
                                ==============  ===========  ==========  ===========  ===========  ==========

                             See accompanying notes.

                                    NN, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,

Thousands of  Dollars                                                 2002          2001
-----------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                        $6,375        $5,698
  Adjustments to reconcile net income:
    Depreciation and amortization                                    8,443        10,170
    Cumulative effect of change in accounting principle                 --            98
    Gain on disposals of property, plant and equipment                (12)            --
    Equity in earnings of unconsolidated affiliate                      --          (13)
    Interest income on receivable from unconsolidated affiliate         --         (104)
    Minority interest in consolidated subsidiary                     2,010         1,279
    Restructuring costs                                                 78           750
    Changes in operating assets and liabilities:
      Accounts receivable                                          (5,117)         1,317
      Inventories                                                    1,738         1,005
      Other current assets                                             425       (1,611)
      Other assets                                                     (6)       (1,330)
      Accounts payable                                               1,515       (4,278)
      Income taxes payable                                           1,883         2,888
      Other liabilities                                              4,063         2,856
                                                                 ----------    ----------
         Net cash provided by operating activities                  21,395        18,725
                                                                 ----------    ----------

Investing Activities:
 Acquisition of Delta Rubber Company, net of cash acquired              --      (23,674)
 Acquisition of property, plant, and equipment                     (4,626)       (4,961)
 Proceeds from disposals of property, plant and equipment               43            --
                                                                 ----------    ----------
         Net cash used by investing activities                     (4,583)      (28,635)
                                                                 ----------    ----------
Financing Activities:
 Net proceeds under revolving credit facility                           --        71,429
 Increase (decrease) in bank overdraft                               (260)           454
 Repayment of long-term debt                                      (11,971)      (56,762)
 Repayment of short-term debt                                           --       (2,000)
 Proceeds from issuance of stock                                       332           243
 Dividends paid                                                    (3,686)       (3,662)
                                                                 ----------    ----------
         Net cash provided (used) by financing activities         (15,585)         9,702
                                                                 ----------    ----------

Effect of exchange rate changes                                        356         (360)

Net Change in Cash and Cash Equivalents                              1,583         (568)
Cash and Cash Equivalents at Beginning of Period                     3,024         8,273
                                                                 ----------    ----------
Cash and Cash Equivalents at End of Period                          $4,607        $7,705
                                                                 ==========    ==========

                             See accompanying notes.

                                    NN, Inc.
                   Notes To Consolidated Financial Statements
                                   (unaudited)

Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the "Company")
have not been audited by independent accountants, except that the balance sheet at December 31, 2001 is derived from the Company's audited financial statements.
In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 2002 and 2001, the Company's financial position at September 30, 2002 and December 31, 2001, and the cash flows for the nine month periods ended September 30, 2002 and 2001. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

The results for the first three quarters of 2002 are not necessarily indicative of future results.

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

As of September 30, 2002, the fair value of the swap is a loss of approximately
$448,000, which is recorded in other non-current liabilities. The change in fair value during the nine month periods ended September 30, 2002 and 2001 was a loss of approximately $42,000 and a loss of approximately $113,000, respectively, which have been included as a component of other (income) expense.

Note 3.  Inventories

Inventories are stated at the lower of cost or market. Cost is being determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                                 September 30,        Dec. 31,
                                                     2002               2001
                                                 (Unaudited)
                                                --------------    --------------
Raw materials                                         $5,096            $5,494
Work in process                                        4,684             5,016
Finished goods                                        13,042            13,065
Less inventory reserves                                (204)             (157)
                                                --------------    --------------
                                                     $22,618           $23,418
                                                ==============    ==============

Inventories on consignment at customer locations as of September 30, 2002 and
December 31, 2001 were $2,643 and $2,908, respectively.

Note 4.  Net Income Per Share

                                      Three Months Ended                  Nine Months Ended
                                         September 30,                      September 30,
                                     2002             2001             2002              2001
                                 -------------    -------------     ------------     -------------
                                      Thousands of Dollars, Except Share and Per Share Data
Net income                             $2,119             $744           $6,375            $5,698
Adjustments to net income                  --               --               --                --
                                 -------------    -------------     ------------     -------------
   Net income                          $2,119             $744           $6,375            $5,698

Weighted average basic shares      15,367,773       15,285,606       15,344,116        15,252,869
Effect of dilutive stock options      279,865          298,870          411,297           252,545
                                 -------------    -------------     ------------     -------------
Weighted average dilutive shares   15,647,638       15,584,476       15,755,413        15,505,414

Basic net income per share              $0.14            $0.05            $0.42             $0.37
Diluted net income per share            $0.14            $0.05            $0.40             $0.37

Excluded from the shares outstanding for each of the nine month periods ended
September 30, 2002 and 2001 were 0 and 10,750 antidilutive options, respectively, which had exercise prices ranging from $9.75 to $11.50 as of
September 30, 2001.

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies in the Company's Annual Report on
Form 10-K/A for the fiscal year ended December 31, 2001 and those policies as discussed in Note 8. The Company evaluates segment performance based on profit or loss from operations before income taxes and minority interest not including nonrecurring gains and losses. The Company accounts for inter-segment sales and transfers at current market prices; however, the Company did not have any material inter-segment transactions during the three or nine month periods ended
September 30, 2002 and 2001.

                                                 Three Months Ended September 30,
                                            2002                                 2001
                                                    Thousands of Dollars
                                                                   Domestic
                             Domestic Ball                          Ball &
                              & Roller     Euroball    Plastics     Roller    Euroball    Plastics
---------------------------- ------------  ----------  ----------  ---------  ---------  ----------
Net sales                        $13,253     $21,734    $12,464     $11,884    $19,541    $11,151
Segment pretax profit (loss)       1,613       1,996        677       1,714      1,056     (1,043)
Segment assets                    64,211      75,254     57,028      61,162     82,200     58,243

                                                  Nine Months Ended September 30,
                                            2002                                 2001
                                                    Thousands of Dollars
                                                                   Domestic
                             Domestic Ball                          Ball &
                              & Roller     Euroball    Plastics     Roller     Euroball   Plastics
---------------------------- ------------  ----------  ----------  ---------  ---------  ---------
Net sales                        $40,177     $66,639    $37,020     $41,897    $67,398    $30,858
Segment pretax profit (loss)       4,046       7,055      2,241       7,699      5,975     (1,720)
Segment assets                    64,211      75,254     57,028      61,162     82,200     58,243

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

Note 7.  Restructuring Charges

In September of 2001, the Company announced that it would close its Walterboro,
South Carolina ball manufacturing facility as part of its ongoing strategy to locate manufacturing capacity in closer proximity to customers. The closure was substantially completed by December 31, 2001. Current plans are to sell the land, building and machinery. The plant closing resulted in the termination of approximately 80 full time hourly and salaried employees in 2001.

Prior to December 31, 2001, production capacity and certain machinery and equipment were transferred from the Walterboro facility to the Company's two domestic ball facilities in Erwin, Tennessee and Mountain City, Tennessee. The
Company has recorded restructuring costs of $62,000, $0 and $0 for additional severance payments during the three month periods ended March 31, 2002, June 30,
2002 and September 30, 2002, respectively. Additionally, prior to December 31,
2001, the Company decided to sell the Walterboro land, building and certain machinery and incurred an impairment charge of approximately $1.1 million during
2001 to write down the land and building to its net realizable value of approximately $1.7 million, which was based upon fair market appraisals less costs to sell. The amounts the Company will ultimately realize upon disposition of these assets could differ materially from the amounts assumed in arriving at the 2001 impairment loss. The remaining equipment recorded at a historical net book value of $1.9 million is also held for sale. The Company anticipates selling the land, building and machinery within the next twelve months.

The Company has charged expenses for moving machinery, equipment and inventory to other production

facilities and other costs to close the facility, which will benefit future operations in the period they are incurred.

                          Accrual                                    Accrual
                         Balance at                                 Balance at
                          12/31/01     Charges     Paid in 2002      9/30/02
                        ------------  ---------  ---------------  --------------
Thousands of Dollars
--------------------
Severance and other
employee costs              $513         $78           $591             $0
                        ------------  ---------  ---------------  --------------
Total                       $513         $78           $591             $0
                        ============  =========  ===============  ==============

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

As a result of adopting these standards in the first quarter of 2002, the
Company no longer amortizes goodwill. The Company estimates that amortization expense for goodwill would have been approximately $0.5 million (or $0.3 million net of tax and minority interest) for the three month period ended September 30,
2002 and $1.4 million (or $0.8 million net of tax and minority interest) for the nine month period ended September 30, 2002.

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

The Company completed the transitional goodwill impairment reviews required by the new standards during the first six months of 2002. In performing the impairment reviews, the Company estimated the fair values of the reportable segments using a method that incorporates valuations derived from EBITDA multiples based upon market multiples and recent capital market transactions and also incorporates valuations determined by each segments discounted future cash flows. As of January 1, 2002, the transition date, there was no impairment to goodwill as the fair values exceeded the carrying values of the segments. As of
September 30, 2002, the carrying amounts of goodwill by segment are as follows:
$26.1 million for the Plastics segment and $15.1 million for the Euroball segment. Since the transition date, January 1, 2002,

the increase in goodwill of $0.9 million is principally due to foreign currency translation adjustments at the Euroball segment.

The table below describes the impact of the amortization of goodwill for the three and nine month periods ended September 30, 2002 and 2001:

                                              For the Three Months                  For the Nine Months
                                              Ended September 30,                   Ended September 30,
                                              2002            2001                 2002             2001
                                              ------------ ------------         ------------ -------------
                                              Thousands of Dollars except per-share data

Reported net income                                $2,119             $744          $6,375         $5,698
Add back:  Goodwill amortization, net of tax
                   and minority interest               --              273              --            765
                                              ------------     ------------    ------------   ------------
Pro-forma net income                               $2,119           $1,017          $6,375         $6,463
                                              ============     ============    ============   ============
Basic earnings per share:
  Reported net income                               $0.14            $0.05           $0.42          $0.37
  Goodwill amortization                                --             0.02              --           0.05
                                              ------------     ------------    ------------   ------------
  Pro-forma net income                              $0.14            $0.07           $0.42          $0.42
                                              ============     ============    ============   ============
Diluted earnings per share:
  Reported net income                               $0.14            $0.05           $0.40          $0.37
  Goodwill amortization                                --             0.02              --           0.05
                                              ------------     ------------    ------------   ------------
  Pro-forma net income                              $0.14            $0.07           $0.40          $0.42
                                              ============     ============    ============   ============

In June 2001, the FASB issued Statement of Financial Accounting Standards No.
143, "Accounting For Asset Retirement Obligations." This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of adoption of Statement No. 143.

In August 2001, the FASB issued Statement of Financial Accounting Standards No.
144, "Accounting For The Impairment or Disposal of Long-lived Assets." This
Statement supercedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued
operations to include more disposal transactions. The provisions of this
Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted Statement No. 144 effective January 1, 2002. Management believes that as of September 30, 2002, no asset impairment exists under the provisions of Statement No. 144.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No.
145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB
Statement No. 13, and Technical Corrrections". SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No.
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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December
31, 2002. The Company is evaluating the impact of adoption of Statement No. 146.

Note 9.  Long-Term Debt

On July 20, 2001, the Company entered into a syndicated loan agreement with
AmSouth Bank ("AmSouth"), as the administrative agent for the lenders, for a senior non-secured revolving credit facility of up to $25 million, expiring on
July 25, 2003 and a senior non-secured term loan facility for $35 million. On
July 12, 2002, the Company amended this credit facility to convert the term loan portion into a reducing revolving credit line providing initial availability equivalent to the balance of the term loan prior to the amendment. Amounts available for borrowing under this facility will be reduced by $7.0 million per annum and the facility will expire on July 1, 2006. Additionally, on July 31,
2002, the Company amended the credit facility again to extend the $25 million senior non-secured revolving credit facility to July 25, 2004. Amounts outstanding under the revolving facility and the term loan facility bear interest at a floating rate equal to LIBOR (1.71% at September 30, 2002) plus an applicable margin of 0.75% to 2.00% based upon calculated financial ratios. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that the Company must maintain a minimum fixed charge coverage ratio, a minimum funded indebtedness to EBITDA ratio and a maximum funded indebtedness to capitalization ratio and limits the amount of capital expenditures we may make in any fiscal year. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments
(including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. The Company was in compliance with all such covenants as of September
30, 2002.

In connection with the Euroball transaction, NN Euroball ApS, entered into a
Facility Agreement with HypoVereinsbank Luxembourg S.A. as agent for Bayerische
Hypo-und Vereinsbank AG of Munich, Germany to provide up to Euro 36.0 million in term loans and Euro 5.0 million in revolving credit loans. The Company borrowed
Euro 30.5 million ($28.8 million, computed at exchange rate on July 31, 2000, the date of the formation of Euroball) under the term loan facility and Euro 1.0 million ($0.9 million, computed at exchange rate on July 31, 2000, the date of the formation of Euroball) under the revolving credit facility. Amounts outstanding under the Facility Agreement are secured by the stock of Euroball
ApS, inventory and accounts receivable and bear interest at EURIBOR (3.20% at
September 30, 2002) plus an applicable margin between 1.125% and 2.25% based upon financial ratios. The shareholders of NN Euroball ApS, including the
Company, have provided guarantees for the Facility Agreement. The loan agreement contains various restrictive covenants that specify, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain financial ratios. These facilities also include certain negative pledges.
Amounts outstanding under the Facility Agreement are secured by the stock of
Euroball ApS, inventory and accounts receivable. NN Euroball ApS was in compliance with all such covenants as of September 30, 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended
September 30, 2001

Net Sales. Net sales increased by approximately $4.9 million, or 11.5%, from $42.6 million for the third quarter of 2001 to $47.5 million for the third quarter of 2002. By segment, sales increased $1.4 million or 11.5% from $11.9 million for the third quarter of 2001 to $13.3 million for the same period in
2002 for the Domestic Ball and Roller segment. The Euroball segment sales increased $2.2 million or 11.2% from $19.5 million for the third quarter of 2001 to $21.7 million for the same period in 2002. The Plastics segment sales increased $1.3 million or 11.8% from $11.2 million for the third quarter of 2001 to $12.5 million for the same period in 2002. The Euroball segment's sales increase of $2.2 million was principally due to favorable currency impacts.

Gross Profit. Gross profit increased approximately $2.0 million or 20.9%, from
$9.8 million for the third quarter of 2001 to $11.8 million for the third quarter of 2002. Sales volume increases in the Euroball and Domestic Ball &
Roller segments, in addition to cost reduction efforts, netted a $0.9 million increase. Additionally, sales volume increases and cost improvements from IMC and NN Arte contributed $0.4 million and $0.3 million, respectively. As a percentage of net sales, gross profit increased from 23.0% in the third quarter of 2001 to 24.9% for the same period in 2002.

Selling, General and Administrative. Selling, general and administrative expenses decreased by approximately $0.1 million or 3.8% from $4.2 million in the third quarter of 2001 to $4.1 million in the third quarter of 2002. The reversal of non-cash compensation charges associated with the variable portion of certain employee stock options offset by increases related to currency impacts contributed $0.2 million. As a percentage of net sales, selling, general and administrative expenses decreased from 10.0% for the third quarter of 2001 to
8.6% for the same period in 2002.

Depreciation and Amortization. Depreciation and amortization expense decreased by approximately $0.6 million or 17.1% from $3.5 million for the third quarter of 2001 to $2.9 million for the same period in 2002. The adoption of Statement
No. 142 eliminated the amortization of goodwill and contributed $0.5 million of the decrease. Additionally, the assets held for sale as a result of the closing of the Walterboro, South Carolina ball facility contributed $0.3 million of the decrease. Offsetting these decreases were currency impacts in the Euroball
Segment accounting for a $0.2 million increase. As a percentage of net sales, depreciation and amortization expense decreased from 8.2% in the third quarter of 2001 to 6.1% in the third quarter of 2002.

Interest Expense. Interest expense, decreased by approximately $0.3 million from
$0.9 million in the third quarter of 2001 to $0.6 million during the same period in 2002. This was due to decreased interest rates on the Company's credit facilities as well as decreased amounts outstanding on the debt. Total debt decreased from $64.2 million at September 30, 2001 to $43.7 million at September
30, 2002. As a percentage of net sales, interest expense decreased from 2.2% in the third quarter of 2001 to 1.3% for the same period in 2002.

Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates increased from a loss of $13,000 in the third quarter of 2001 to $0 during the same period of 2002. The change is due to the Company's sale of its minority interest in Jiangsu General Ball & Roller Company, Ltd.
effective December 21, 2001.

Restructuring Costs. Restructuring costs decreased by $0.7 million from $0.7 million in the third quarter of 2001 to $0 in the third quarter of 2002. The
$0.7 million charge recorded during the third quarter of 2001 represented the accrual of severance costs for the approximately 80 people terminated as a result of the closing of the Company's Walterboro, South Carolina ball facility in December of 2001. As a percentage, restructuring costs were 1.8% of net sales in the third quarter of 2001.

Net Gain on Involuntary Conversion. Net gain on involuntary conversion decreased
$1.4 million from $1.4 million for the third quarter of 2001 to $0 for the third quarter of 2002. The Company realized a net gain on involuntary conversion of
$1.4 million in the third quarter of 2001. The gain is due to insurance proceeds received over the net book value of assets destroyed in the March 12, 2000 fire at the Erwin, Tennessee facility.

Minority Interest of Consolidated Subsidiaries. Minority interest of consolidated subsidiaries increased by $0.4 million from $0.2 million for the third quarter of 2001 to $0.6 million for the third quarter of 2002. This increase is due to increased earnings at the Company's Euroball joint venture.
The Company is required to consolidate this joint venture due to its majority ownership and ability to exercise control. The Company owns 54% of the shares of
Euroball. Minority interest of consolidated subsidiary represents the combined interest of the minority partners of Euroball at 46%.

Net Income. Net income increased by $1.4 million or 184.8%, from $0.7 million for the third quarter of 2001 to $2.1 million for the same period in 2002. As a percentage of net sales, net income increased from 1.7% in the third quarter of
2001 to 4.5% for the third quarter of 2002.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September
30, 2001

Net Sales. Net sales increased by approximately $3.7 million, or 2.6%, from
$140.2 million for the first nine months of 2001 to $143.8 million for the first nine months of 2002. By segment, sales decreased $1.7 million or 4.1% from $41.9 million for the first nine months of 2001 to $40.2 million for the same period in 2002 for the Domestic Ball and Roller segment. The Euroball segment sales decreased $0.8 million or 1.1% from $67.4 million for the first nine months of
2001 to $66.6 million for the same period in 2002. These decreases were due mainly to decreased demand for the Company's products as a result of the economic environment. Offsetting these decreases, the Plastics segment's sales increased $6.2 million or 20.0% from $30.8 million for the first nine months of
2001 to $37.0 million for the same period in 2002 versus the first nine months of 2001 resulting from the acquisition of Delta (incremental $4.4 million) as well as sales increases at NN Arte (incremental $1.0 million) and at IMC
(incremental $0.8 million).

Gross Profit. Gross profit increased approximately $2.5 million or 7.3%, from
$34.0 million for the first nine months of 2001 to $36.5 million for the first nine months of 2002. This increase in gross profit as a percentage of sales was due primarily to cost savings associated with the closing of the South Carolina ball manufacturing facility as well as other cost reduction and containment programs initiated during 2001. During the first nine months of 2002, sales volume decreases and insurance increases in the Domestic Ball and Roller segment were partially offset by cost savings associated with the closing of the South
Carolina ball manufacturing facility netting a $0.4 million decrease in gross profit. During the same period, sales volume decreases in the Euroball segment were offset by cost reductions, netting a $0.4 million increase in gross profit.
Within the Plastics segment were sales volume increases and cost improvements from IMC and NN Arte netting $1.2 million and $0.5 million, respectively, while the inclusion of a full nine months of Delta results in 2002 versus approximately 7.5 months in 2001 contributed $0.7 million of increases in 2002.
As a percentage of net sales, gross profit increased from 24.3% in the first nine months of 2001 to 25.4% for the same period in 2002.

Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $1.0 million or 8.0% from $12.3 million in the first nine months of 2001 to $13.3 million in the first nine months of 2002.
The acquisition of Delta contributed $0.3 million of the increase. Advisory service expenses principally associated with the previously announced desire of certain original founders of the Company to liquidate their holdings in the
Company's stock contributed $0.3 million of the increase. Strategic planning and information technology initiatives at Euroball in addition to currency impacts contributed $0.5 million of the increase. As a percentage of net sales, selling, general and administrative expenses increased from 8.8% for the first nine months of 2001 to 9.3% for the same period in 2002.

Depreciation and Amortization. Depreciation and amortization expense decreased by approximately $1.7 million or 17.0% from $10.2 million for the first nine months of 2001 to $8.4 million for the same period in 2002. The adoption of
Statement No. 142 eliminated the amortization of goodwill and contributed $1.4 million of the decrease. Additionally, the assets held for sale as a result of the closing of the Walterboro, South Carolina ball facility, which are no longer depreciated, contributed $0.9 million of the decrease.

This was offset in part by a full nine months of Delta in 2002 as compared to
7.5 months in 2001 due to the February 2001 acquisition, which resulted in a
$0.1 million increase. As a percentage of net sales, depreciation and amortization expense decreased from 7.3% in the first nine months of 2001 to
5.9% for the same period in 2002.

Restructuring costs. Restructuring costs decreased by $0.7 million from $0.8 million during the first nine months of 2001 to $0.1 million for the same period in 2002. The Company recorded a restructuring charge of $0.8 million and $0.1 million in the first nine months of 2001 and 2002, respectively. The restructuring costs principally pertain to the Company's decision and announcement to close the Walterboro, South Carolina ball facility in 2001. The
$0.7 million charge recorded in 2001 and the $0.1 million charge recorded in
2002 primarily represent the accrual for severance costs related to the closing of this facility. As a percentage, restructuring costs represent 0.5% and 0.1%
of net sales in the first nine months of 2001 and 2002, respectively.

Interest Expense. Interest expense decreased by approximately $1.3 million from
$3.2 million in the first nine months of 2001 to $1.9 million during the same period in 2002. This was due to decreased interest rates on the Company's credit facilities as well as decreased amounts outstanding on the debt. Total debt decreased from $64.2 million at September 30, 2001 to $43.7 million at September
30, 2002. As a percentage of net sales, interest expense decreased from 2.3% in the first nine months of 2001 to 1.3% for the same period in 2002.

Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates decreased from earnings of $13,000 in the first nine months of 2001 to $0 during the same period of 2002. The decrease is due to the
Company's sale of its minority interest in Jiangsu General Ball & Roller
Company, Ltd. effective December 21, 2001.

Net Gain on Involuntary Conversion. Net gain on involuntary conversion decreased
$3.9 million from $3.9 million for the first nine months of 2001 to $0 for the first nine months of 2002. The Company realized a net gain on involuntary conversion of $2.5 million and $1.4 million in the second and third quarters of
2001, respectively. The gain was due to insurance proceeds over the net book value of assets destroyed in the March 12, 2000 fire at the Erwin, Tennessee facility.

Minority Interest of Consolidated Subsidiaries. Minority interest of consolidated subsidiaries increased $0.7 million from $1.3 million for the first nine months of 2001 to $2.0 million for the first nine months of 2002. This increase is due to increased earnings at the Company's Euroball joint venture.
The Company is required to consolidate this joint venture due to its majority ownership and ability to exercise control. The Company owns 54% of the shares of
Euroball. Minority interest of consolidated subsidiary represents the combined interest of the minority partners of Euroball at 46%.

Net Income. Net income increased by $0.7 million or 11.9%, from $5.7 million for the first nine months of 2001 to $6.4 million for the same period in 2002. As a percentage of net sales, net income increased from 4.1% in the first nine months of 2001 to 4.4% for the same period in 2002.

Liquidity and Capital Resources

On July 20, 2001 the Company entered into a $25 million syndicated senior non-secured revolving credit facility and a senior non-secured term loan for $35 million.  Amounts outstanding under the revolving facility and the reducing revolving credit line facility bear interest at a floating rate equal to LIBOR
(1.71% at September 30, 2002) plus an applicable margin of 0.75% to 2.00% based upon calculated financial ratios. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that the Company must maintain a minimum fixed charge coverage ratio, a minimum funded indebtedness to EBITDA ratio and a maximum funded indebtedness to capitalization ratio and limits the amount of capital expenditures we may make in any fiscal year. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business.

The Company was in compliance with all such covenants as of September 30, 2002.
On July 12, 2002, the Company amended its credit facility to convert the term loan portion into a reducing revolving credit line providing initial availability equivalent to the balance of the term loan prior to the amendment.
Amounts available for borrowing under this facility will be reduced by $7.0 million per annum and the facility will expire on July 1, 2006. Additionally, on
July 31, 2002, the Company amended the credit facility again to extend the $25 million senior non-secured revolving credit facility from July 25, 2003 to July
25, 2004.

In July 2000, NN Euroball ApS, and its subsidiaries entered into a senior secured revolving credit facility of Euro 5.0 million, expiring on July 15, 2006 and a senior secured term loan of Euro 36.0 million, expiring on July 15, 2006.
On July 31, 2000, upon closing of the joint venture, NN Euroball ApS borrowed a total of Euro 31.5 million against these facilities for acquisition financing.
Additional working capital and capital expenditure financing are provided for under the facility. Amounts outstanding under the facilities accrue interest at a floating rate equal to EURIBOR (3.20% at September 30, 2002) plus an applicable margin of 1.125% to 2.25% based upon calculated financial ratios. The loan agreement contains various restrictive covenants that specify, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain financial ratios. These facilities also include certain negative pledges. Amounts outstanding under the Facility Agreement are secured by the stock of Euroball ApS, inventory and accounts receivable. Euroball was in compliance with all such covenants as of September 30, 2002.

The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with foreign customers generally provide that payments are due within 90 to 120 days following the date of shipment. The Company's net sales and receivables can be influenced by seasonality due to the Company's relative percentage of European business coupled with many foreign customers ceasing or significantly slowing production during the month of August.

The Company bills and receives payment from some of its foreign customers in
Euro or other currencies. To date, the Company has not been materially adversely affected by currency fluctuations or foreign exchange restrictions. To manage risks associated with currency fluctuations and foreign exchange restrictions, the Company has strategies in place, including a hedging program, which allow management to hedge foreign currencies when exposures reach certain levels.
However, the Company has not entered into any currency hedges in 2001 or during the current year. Strengthening of the U.S. dollar against foreign currencies could impair the ability of the Company to compete with international competitors for foreign as well as domestic sales. Working capital, which consists principally of accounts receivable and inventories, was $16.1 million at September 30, 2002 as compared to $17.9 million at December 31, 2001. The ratio of current assets to current liabilities decreased from 1.47:1 at December
31, 2001 to 1.35:1 at September 30, 2002. Cash flow from operations increased from $18.7 million during the first nine months of 2001 to $21.4 million during the first nine months of 2002.

During 2002, the Company plans to spend approximately $6.5 million on capital expenditures (of which approximately $4.6 million has been spent through
September 30, 2002) including the purchase of additional machinery and equipment for all of the Company's domestic and international ball facilities. The Company intends to finance these activities with cash generated from operations and funds available under the credit facilities described above. The Company believes that funds generated from operations and borrowings from the credit facilities will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through at least December 2003.

In addition, FAG and SKF have the right to require the Company to purchase their interests in Euroball beginning in January 2003, based on a formula using
Euroball's historical net income and cash flow. As a result, the exact amount of the purchase price cannot be determined until the put right is exercised. The
Company anticipates that if such purchase is required, it may need to borrow additional funds.

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

Certain statements contained in this report, future filings of the Company, press releases and other statements made by the Company or its authorized representatives may be deemed to be forward-looking statements. These statements discuss, among other things, future acquisitions and dispositions, proposed financings and refinancings, future revenues, costs, and expenses, and projected working capital needs and are based on current expectations. The forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those described.

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

The demand for our products is cyclical, which could adversely impact our revenues.
The end markets for fully assembled bearings are cyclical and tend to decline in response to overall declines in industrial production. As a result, the market for bearing components is also cyclical and impacted by overall levels of industrial production. Our sales in the past have been negatively affected, and in the future will be negatively affected, by adverse conditions in the industrial production sector of the economy or by adverse global or national economic conditions generally.

We depend on a very limited number of foreign sources for our primary raw material and are subject to risks of shortages and price fluctuation. The steel that we use to manufacture precision balls and rollers is of an extremely high quality and is available from a limited number of producers on a global basis.
Due to quality constraints in the U.S. steel industry, we obtain substantially all of the steel used in our U.S. ball and roller production from overseas suppliers. In addition, we obtain substantially all of the steel used in our
European ball production from a single European source. If we had to obtain steel from sources other than our current suppliers, particularly in the case of our European operations, we could face higher prices

and transportation costs, increased duties or taxes, and shortages of steel.
Problems in obtaining steel, and particularly 52100 chrome steel, in the quantities that we require and on commercially reasonable terms, could increase our costs, negatively impact our ability to operate our business efficiently and have a material adverse effect on the operating and financial results of our
Company.

We operate in and sell products to customers outside the U.S. and are subject to several related risks. Because we obtain a majority of our raw materials from overseas suppliers, actively participate in overseas manufacturing operations and sell to a large number of international customers, we face risks associated with the following:

•        adverse foreign currency fluctuations;

•        changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations;

•        the imposition of trade restrictions or prohibitions;

•        high tax rates that discourage the repatriation of funds to the U.S.;

•        the imposition of import or other duties or taxes; and

•        unstable governments or legal systems in countries in which our suppliers, manufacturing operations, and customers are located.

We do not have a hedging program in place to help limit the risk associated with consolidating the operating results of our foreign businesses into U.S. dollars.
An increase in the value of the U.S. dollar and/or the Euro relative to other currencies may adversely affect our ability to compete with our foreign-based competitors for international, as well as domestic, sales. Also, a decline in the value of the Euro relative to the U.S. dollar will negatively impact our consolidated financial results, which are denominated in U.S. dollars.

In addition, due to the typical slower summer manufacturing season in Europe, we expect that revenues in the third fiscal quarter will reflect lower sales, as our sales to foreign customers have increased as a percentage of net sales.

We depend heavily on a relatively limited number of customers, and the loss of any major customer would have a material adverse effect on our business. Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 35% of consolidated net sales in 2001, and sales to INA/FAG accounted for approximately
19% of consolidated net sales in 2001. During 2001, our ten largest customers accounted for approximately 73% of our consolidated net sales. None of our other customers individually accounted for more than 5% of our consolidated net sales for 2001. The loss of all or a substantial portion of sales to these customers would have a material adverse effect on our financial position, results of operations and cash flows.

The costs and difficulties of integrating acquired business could impede our future growth. We cannot assure you that any future acquisition will enhance our financial performance. Our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and sales goals. If we are not able to integrate the operations of acquired companies successfully into our business, our future earnings and profitability could be materially and adversely affected.

We may not be able to continue to make the acquisitions necessary for us to realize our growth strategy. Acquiring businesses that complement or expand our operations has been and continues to be an important element of our business strategy. This strategy calls for growth through acquisitions constituting approximately two-thirds of our future growth, with the remainder resulting from internal growth and market penetration. We bought our plastic bearing component business in 1999, formed NN Euroball, ApS ("Euroball") with our two largest bearing customers, SKF and INA/FAG, in 2000 and acquired our bearing seal operations in 2001. We cannot assure you that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future. In addition, we may borrow funds to acquire other businesses, increasing our interest expense and debt levels. Our inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on our business, financial position, results of operations and cash flows.

Additionally, SKF and INA/FAG, the minority shareholders in Euroball, each have the right to require us to purchase their interest beginning in January 2003.
The Company may need to borrow funds to pay for all or a portion of the purchase of an interest or may be required to make a purchase at a time that is less favorable to the Company.

Our growth strategy depends on outsourcing, and if the industry trend toward outsourcing does not continue, our business could be adversely affected. Our growth strategy depends in significant part on major bearing manufacturers continuing to outsource components, and expanding the number of components being outsourced. This requires manufacturers to depart significantly from their traditional methods of operations. If major bearing manufacturers do not continue to expand outsourcing efforts or determine to reduce their use of outsourcing, our ability to grow our business could be materially adversely affected.

Our market is highly competitive and many of our competitors have significant advantages that could adversely affect our business. The global market for bearing components is highly competitive, with a majority of production represented by the captive production operations of certain large bearing manufacturers and the balance represented by independent manufacturers. Captive manufacturers make components for internal use and for sale to third parties.
All of the captive manufacturers, and many independent manufacturers, are significantly larger and have greater resources than do we. Our competitors are continuously exploring and implementing improvements in technology and manufacturing processes in order to improve product quality, and our ability to remain competitive will depend, among other things, on whether we are able to keep pace with such quality improvements in a cost effective manner.

The production capacity we have added over the last several years has at times resulted in our having more capacity than we need, causing out operating costs to be higher than expected. We have significantly expanded our ball and roller production facilities and capacity over the last several years. During 1997, we built an additional manufacturing plant in Kilkenny, Ireland, and we continued
this expansion in 2000 through the formation of Euroball with SKF and INA/FAG.
Our ball and roller facilities currently are not operating at full capacity and our results of operations for 2001 and the first and second quarters of 2002 were adversely affected by the under utilization of our production facitilies, and we face risks of further under utilization or inefficient utilization of our production facilities in future years.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include a $25.0 million senior, non-secured floating rate revolving credit facility which is used to maintain liquidity and fund its business operations as well as a reducing revolving credit line facility.
Additionally, Euroball has a Euro 5.0 million senior secured floating rate revolving credit facility and a Euro 6.0 million floating rate senior secured term loan. Additionally, the Company has an interest rate swap that fixes the interest rate for Euro 12.5 million outstanding under the facilities. The interest rate swap expires in July 2006. At September 30, 2002, the Company had
$37.7 million outstanding under the domestic revolving credit facility and reducing revolving credit line and Euroball had $6.0 million outstanding under the Euroball revolving credit facility and term loan. At these debt levels, a one-percent increase in the interest rate charged on the Company's outstanding borrowings under the revolving credit facility and term loans would result in annual interest expense increasing by approximately $440,000. The nature and amount of the Company's borrowings may vary as a result of future business requirements, market conditions and other factors.

The Company's operating cash flows denominated in foreign currencies are exposed to changes in foreign exchange rates. Beginning in the 1997 fourth quarter, upon the commencement of production in its Kilkenny, Ireland facility, the Company began to bill and receive payment from some of its foreign customers in their own currency. To date, the Company has not been materially adversely affected by currency fluctuations related to foreign exchange rates. The Company did not hold a position in any foreign currency derivative instruments as of September
30, 2002.

Item 4.   Controls and Procedures

a)   Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive
     Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to
     Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the
     "Exchange Act"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer,
     concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the
     Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

b)   There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II. Other Information

Item 1.           Legal Proceedings

The Company is involved in various legal proceedings that are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's business or financial condition or on the results of operations.

Item 2.           Exhibits and Reports on Form 8-K.

(a)      Exhibits Required by Item 601 of Regulation S-K

          10.1 Amendment No. 3 dated July 31, 2002 to Credit Agreement among NN,
               Inc., as the Borrower, the Lenders identified therein, Bank One,
               Kentucky, N A, as Co-Agent, and AmSouth Bank as Administrative
               Agent (incorporated by reference to Exhibit 10.1 of the Company's
               Quarterly Report on Form 10-Q for the period ended June 30,
               2002).

          10.2 Amendment No. 2 dated July 12, 2002 to Credit Agreement among NN,
               Inc., as the Borrower, the Lenders identified therein, Bank One,
               Kentucky, N A, as Co-Agent, and AmSouth Bank as Administrative
               Agent (incorporated by reference to Exhibit 10.9 of the Company's
               Registration Statement on Form S-3/A filed July 15, 2002).

          99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

          The Company filed a Form 8-K on July 18, 2002 announcing its second quarter earnings.

          The Company filed a Form 8-K on August 6, 2002 announcing that, due to unfavorable market conditions, it has postponed the proposed follow-on public offering of its common stock.

          The Company filed a Form 8-K on September 26, 2002 announcing it filed a shelf registration statement with the Securities and Exchange
          Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 14, 2002                    /s/ Roderick R. Baty

----------------------------------------     -----------------------------------

                                              Roderick R. Baty,
                                              Chairman, President and Chief
                                              Executive Officer

Date:    November 14, 2002                    /s/ David L. Dyckman

----------------------------------------     -----------------------------------

                                              David L. Dyckman,
                                              Chief Financial Officer
                                              (Principal Financial Officer)

Date:    November 14, 2002                    /s/ William C. Kelly, Jr.

----------------------------------------      ----------------------------------

                                              William C. Kelly, Jr.,
                                              Treasurer, Secretary and Chief
                                              Accounting Officer
                                              (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Roderick R. Baty, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NN, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented in this quarterly report our conclusions about the effectiveness of this disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                       /s/ Roderick R. Baty
                      --------------------------------
                      Roderick R. Baty
                      Chairman, President and Chief Executive Officer

I,   David L. Dyckman, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NN, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented in this quarterly report our conclusions about the effectiveness of this disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                       /s/ David L. Dyckman
                      --------------------------------
                       David L. Dyckman
                       Chief Financial Officer