Form 10-Q/A
period 2002-09-30
NN INC
filed 2002-11-15
CIK 918541

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                         (Amendment No. 1 to Form 10-Q)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No _____

As of November, 14, 2002 there were 15,367,773 of the registrant's common stock, par value $0.01 per share, outstanding.

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the
period ended September 30, 2002 is being filed solely to include the certification required by Section 906 of the Sarbanes-Oxley Act of 2002. No
other revisions have been made to the Company's Quarterly Report on Form 10-Q filed on November 14, 2002.

Part II. Other Information

Item 6.Exhibits and Reports on Form 8-K.

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

Date:  November 15, 2002                  /s/ William C. Kelly, Jr.
-------------------------      -------------------------------------------------

                                              William C. Kelly, Jr.
                               Treasurer, Secretary and Chief Accounting Officer
                                        (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Roderick R. Baty, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of NN, Inc.;

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

Date:  November 15, 2002

                                 /s/ Roderick R. Baty
                                ------------------------------------------------
                                 Roderick R. Baty
                                 Chairman, President and Chief Executive Officer

I, David L. Dyckman, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of NN, Inc.;

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

Date:  November 15, 2002

                                 /s/ David L. Dyckman
                                ------------------------------------------------
                                 David L. Dyckman
                                 Chief Financial Officer