Form 10-K/A
period 2001-12-31
NN INC
filed 2002-11-22
CIK 918541

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                  FORM 10-K/A2
                         (Amendment No. 2 to Form 10-K)

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

                           -------------------------

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

================================================================================

                                 Amendment No. 2

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its annual report on Form 10-K, as amended on Form 10-K/A on April 1, 2002, by restating such portions in their entirety as set forth in the pages attached hereto:

         1. Part I, Item 1, Business,

         2. Part IV, Item 14, Exhibits, Financial Statement Schedules and
Reports on Form 8-K.

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

         NN Arte manufactures and sells a variety of precision and molded components including gearing, gearing assemblies and automotive components to office automation manufacturers and the automotive industry.

         Research and Development. The amounts spent on research and development activities by the Company during each of the last three fiscal years are not material.

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

      (In Thousands)
                                            2001            2000            1999
                                         ------------    ------------    ------------
      Domestic Ball and Roller
           Segment                           $52,692         $67,637         $67,736
                                               29.3%           51.2%           79.4%
      Euroball Segment                        86,719          33,988              --
                                               48.1%           25.7%              --
      Plastics Segment                        40,740          30,504          17,558
                                               22.6%           23.1%           20.6%
                                         ------------    ------------    ------------
      Total                                $ 180,151       $ 132,129         $85,294
                                         ============    ============    ============
                                                100%            100%            100%
                                         ============    ============    ============

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

         The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of shipment of goods. With respect to foreign customers, payments generally are due within 90 to 120 days following the date of shipment in order to allow for additional freight time and customs clearance. For customers that participate in the
Company's inventory management program, sales are recorded when the customer uses the product. See "Business -- Customers" and "Management's Discussion and
Analysis of Financial Condition and Results of Operations -- Liquidity and
Capital Resources."

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
Only the employees in the Eltmann, Germany and Pinerolo, Italy plants are unionized and we have never experienced any involuntary work stoppages. The
Company believes that relations with its employees are good.

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

Raw Materials

         The primary raw material used by the Company in its Domestic Ball and
Roller Segment and Euroball Segment is 52100 Steel. During 2001, approximately
98% and 100% of the steel used by these two segments, respectively, was 52100
Steel. The Company's other steel requirements include type 440C stainless steel and type S2 rock bit steel. The Domestic Ball and Roller Segment purchases substantially all of its 52100 Steel requirements from foreign mills because of the lack of domestic producers of such steel at the quality level required by the Company. The principal suppliers of 52100 Steel to the Domestic Ball and
Roller Segment are Daido Steel (America) Inc., Shinso American Corporation,
Lucchini USA Inc. and Ohio Star Forge Co. The Euroball Segment purchases all of its 52100 Steel requirements from European mills. The principal supplier of
52100 Steel to the Euroball Segment is Ascometal France. The other steel requirements of the Company also are purchased principally from foreign steel manufacturers. There are a limited number of suppliers of the 52100 Steel that the Company uses in its Domestic Ball and Roller and Euroball Segments. The
Company believes that if any of its current suppliers were unable to supply
52100 Steel to the Company, it would be able to obtain its 52100 Steel requirements from alternate sources. The Company cannot provide assurances that it would not face higher costs or production interruptions as a result of obtaining 52100 Steel from alternate sources.

         The Company allocates its steel purchases among suppliers on the basis of price and quality. Generally, the Domestic Ball & Roller Segment does not enter into written supply agreements with its suppliers or commit itself to maintain minimum monthly purchases of steel, except for the consignment arrangements among Ascometal and Euroball (see Note 14). The Company's pricing arrangements with its suppliers typically are subject to adjustment once every six months. The price of 52100 Steel decreased approximately 0.9% in 2000 and
0.9% in 2001 in the Domestic Ball and Roller Segment. In the Euroball Segment,
the Company experienced price increases for 52100 Steel of approximately 2.5% in
2000 and 1.9% in 2001.

         Because 52100 Steel is principally produced by foreign manufacturers, the Company's operating results would be negatively affected in the event that the U.S. or European governments imposes any significant quotas, tariffs or other duties or restrictions on the import of such steel or if the United States dollar decreases in value relative to foreign currencies. On March 6, 2002, the
U.S. government adopted legislation that imposed certain tariffs on the import of certain foreign produced steel into the United States. The Company continues to evaluate the impacts of this legislation, but believes, at this time any impact to the Company's operations or financial conditions will be immaterial.

         The primary raw materials used by IMC and NN Arte are engineered resins. Injection grade nylon is utilized in bearing retainers, gears, automotive and other industrial products. The Company purchases substantially all of its resin requirements from domestic manufacturers and suppliers. The majority of these suppliers are international companies with resin manufacturing facilities located throughout the world. The Company experienced price increases for engineered resins of approximately 1.6% in 2000 and 4.3% in 2001.

         Delta uses certified vendors to provide a customer mix of proprietary rubber compounds. Delta also procures metal stampings from several domestic suppliers. The Company experienced price increases for Delta's raw materials of approximately 2.5% in 2000 and 2.5% in 2001.

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

                                     Part IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1. Financial Statements

         The following financial statements of the Company were included in Part
II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 2001, as amended on Form 10-K/A.

         Report of Independent Auditors for the years ended December 31, 2001 and December 31, 2000

         Report of Independent Auditors for the years ended December 31, 1999

         Consolidated Balance Sheets at December 31, 2001 and 2000

         Consolidated Statements of Income and Comprehensive Income for the Three Years
         ended December 31, 2001

         Consolidated Statements of Changes in Stockholders' Equity for the Three Years
         Ended December 31, 2001

         Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2001

         Notes to Consolidated Financial Statements

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
          fiscal year ended December 31, 2001).

     10.17* Change of Control and Noncompetition Agreement, dated January 21,
          2002, between the Company and Frank T. Gentry (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2001).

     10.18* Amendment No. 1 dated January 21, 2002, to Employment Agreement between the Company and Roderick R. Baty (incorporated by reference to
          Exhibit 10.18 of the Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 2001).

     10.19* Change of Control and Noncompetition Agreement, dated January 21,
          2002, between the Company and Roderick R. Baty (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2001).

     10.20* Employment Agreement dated January 21, 2002, between the Company and
          Robert R. Sams (incorporated by reference to Exhibit 10.20 of the
          Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 2001).

     10.21* Change of Control and Noncompetition Agreement, dated January 21,
          2002, between the Company and Robert R. Sams (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2001).

     10.22* Employment Agreement dated January 21, 2002, between the Company and
          William C. Kelly (incorporated by reference to Exhibit 10.22 of the
          Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 2001).

                                       10

   10.23* Change of Control and Noncompetition Agreement, dated January 21,
          2002, between the Company and William C. Kelly (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2001).

     10.24* Employment Agreement dated January 21, 2002, between the Company and
          David L. Dyckman (incorporated by reference to Exhibit 10.24 of the
          Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 2001).

     10.25* Change of Control and Noncompetition Agreement, dated January 21,
          2002, between the Company and David L. Dyckman (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2001).

     10.26 NN Euroball, ApS Shareholder Agreement dated April 6, 2000 among NN,
          Inc., AB SKF and FAG Kugelfishcher Georg Schafer AG (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2001).

     99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

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

                                       11

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         By:  /S/ RODERICK R. BATY
                                            -------------------------------
                                              Roderick R. Baty
                                            Chairman, President and
                                                Chief Executive Officer

                                         Dated: November 22, 2002

                                       12

                                 CERTIFICATIONS

I, Roderick R. Baty, certify that:

1. I have reviewed this annual report on Form 10-K/A of NN, Inc.; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

[Item 3 is omitted because financial statements are neither contained nor amended in this Report and Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date:  November 22, 2002

                                     /s/ Roderick R. Baty
                                     --------------------------------------------
                                     Roderick R. Baty
                                     Chairman, President and Chief Executive Officer

                                       13

I, David L. Dyckman, certify that:

1. I have reviewed this annual report on Form 10-K /A of NN, Inc.; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

[Item 3 is omitted because financial statements are neither contained nor amended in this Report and Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date:  November 22, 2002

                                      /s/ David L. Dyckman
                                      --------------------------------------------
                                      David L. Dyckman
                                      Chief Financial Officer

                                       14

                              Index to Exhibits

99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                       15