Form 10-Q/A
period 2002-06-30
NN INC
filed 2002-11-22
CIK 918541

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X No | |

As of August, 13, 2002 there were 15,367,773 of the registrant's common stock, par value $0.01 per share, outstanding.
================================================================================

                                 Amendment No. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its quarterly report on Form 10-Q, by restating such portions in their entirety as set forth in the pages attached hereto:

1.   Part I, Item 2, Management's Discussion and Analysis of Financial Condition
     and Results of Operations.

2.   Part II, Item 1, Legal Proceedings.

3.   Part II, Item 6, Exhibits and Reports on Form 8-K.

Part I.  FINANCIAL INFORMATION

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Net Sales. Net sales increased by approximately $1.8 million, or 3.9%, from
$47.4 million for the second quarter of 2001 to $49.2 million for the second quarter of 2002. By segment, sales decreased $0.5 million or 3.5% for the
Company's Domestic Ball and Roller segment from $14.2 million during the second quarter of 2001 to $13.7 million for the same period in 2002. The Domestic Ball and Roller segment's sales decrease was due mainly to decreased demand for the
Company's products as a result of the economic environment. Offsetting this decrease, the Plastics segment's sales increased $1.7 million or 15.7% from
$10.6 million for the second quarter of 2001 to $12.3 million for the same period in 2002. The Plastics segment's sales increase was principally driven by new growth programs. Additionally, the Euroball segment's sales increased $0.7 million or 2.9% from $22.5 million for the second quarter of 2001 to $23.2 million for the same period in 2002. The Euroball segment's sales increase was principally due to favorable currency impacts.

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

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Net Sales. Net sales decreased by approximately $1.2 million, or 1.2%, from
$97.6 million for the first six months of 2001 to $96.4 million for the first six months of 2002. By segment, the Domestic Ball and Roller segment's sales decreased $3.1 million or 10.3% from $30.0 million for the first six months of
2001 to $26.9 million for the same period in 2002. The Euroball segment's sales decreased $3.0 million or 6.2% from $47.9 million for the first six months of
2001 to $44.9 million for the same period in 2002. These decreases in the
Domestic Ball and Roller segments and the Euroball segment were due mainly to decreased demand for the Company's products as a result of the economic environment. Offsetting this decrease, the Plastics segment's sales were $4.9 million higher or 24.6%. The Plastics segment's sales increased from $19.7 million for the first six months of 2001 to $24.6 million for the same period in
2002 principally due to the acquisition of Delta (incremental $2.9 million) as well as sales increases at NN Arte (incremental $0.8 million) and at IMC
(incremental $1.2 million).

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

The following paragraphs discuss the risk factors the Company regards as the most significant as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

The Company depends on a very limited number of foreign sources for its primary raw material and is subject to risks of shortages and price fluctuation. The steel that the Company uses to manufacture precision balls and rollers is of an extremely high quality and is available from a limited number of producers on a global basis. Due to quality constraints in the U.S. steel industry, the Company obtains substantially all of the steel used in its U.S. ball and roller production from overseas suppliers. If the Company had to obtain steel from sources other than its current suppliers, particularly in the case of its
European operations, it could face higher prices and transportation costs, increased duties or taxes, and shortages of steel. Problems in obtaining steel, and particularly 52100 chrome steel, in the quantities that it requires and on commercially reasonable terms, could increase our costs, negatively impact our ability to operate our business efficiently and have a material adverse effect on the operating and financial results of the Company.

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

The Company may not be able to continue to make the acquisitions necessary for it to realize its growth strategy. Acquiring businesses that complement or expand the Company's operations has been and continues to be an important element of its business strategy. This strategy calls for growth through acquisitions constituting approximately two-thirds of our future growth, with the remainder resulting from internal growth and market penetration. The Company bought its plastic bearing component business in 1999, formed Euroball in 2000 and acquired its bearing seal operations in 2001. The Company cannot give assurances that it will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future. In addition, the Company may borrow funds to acquire other businesses, increasing its interest expense and debt levels. The Company's inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on its business, financial position, results of operations and cash flows.

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

The production capacity that the Company has added over the last several years has at times resulted in its having more capacity than it needs, causing its operating costs to be higher than expected. The Company has significantly expanded its ball and roller production facilities and capacity over the last several years. During 1997, it built an additional manufacturing plant in
Kilkenny, Ireland, and it continued this expansion in 2000 through the formation of Euroball with SKF and INA/FAG. The Company's ball and roller facilities currently are not operating at full capacity and its results of operations for
2001 were adversely affected by the under-utilization of its production facilities, and it faces risks of further under-utilization or inefficient utilization of its production facilities in future years.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits Required by Item 601 of Regulation S-K

     10.1 Amendment No. 3 dated July 31, 2002 to Credit Agreement among NN,
          Inc.,as the Borrower, the Lenders identified therein, Bank One,
          Kentucky, NA, as Co-Agent, and AmSouth Bank as Administrative Agent
          (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed August 13, 2002).

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

Date:    November 22, 2002            /s/ William C. Kelly, Jr.
                                      ------------------------------------------
                                     William C. Kelly, Jr.,
                                     Treasurer, Secretary and Chief Accounting Officer

                                 CERTIFICATIONS

I, Roderick R. Baty, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of NN, Inc.; and

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     [Item 3 omitted because financial statements are neither contained nor amended in this report. Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date:  November 22, 2002

                                                     /s/ Roderick R. Baty
                                                     ---------------------------
                                                     Roderick R. Baty
                                                     Chairman, President and Chief
                                                     Executive Officer

                                       10

I, David L. Dyckman, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of NN, Inc.; and

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     [Item 3 omitted because financial statements are neither contained nor amended in this report. Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date:  November 22, 2002

                                                     /s/ David L. Dyckman
                                                     ---------------------------
                                                     David L. Dyckman
                                                     Chief Financial Officer

                                       11