Form 10-K
period 2002-03-31
NN INC
filed 2003-03-31
CIK 918541

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
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

         Indicate by check mark whether the registrant is an accelerated filer.
(as defined in Rule 12b-2 of the Exchange Act)

Yes    |X|       No    |_|

         The number of shares of the registrant's common stock outstanding on
March 28, 2003 was 15,370,807.

         The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2002, based on the closing price on the NASDAQ
National Market System on that date was approximately $123,090,496.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement with respect to the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

================================================================================

                                     PART I

Item 1.  Business

Overview

         NN, Inc. manufactures and supplies high precision bearing components, consisting of balls, rollers, seals and retainers, for leading bearing manufacturers on a global basis. We are the leading independent manufacturer of precision steel bearing balls for the North American and European markets. In
1998, we began implementing a strategic plan designed to position us as a worldwide supplier of a broad line of bearing components and other precision plastic components. Through a series of acquisitions executed as part of that plan, we have built on our strong core ball business and greatly expanded our bearing component product offering. Today, we offer among the industry's most complete line of bearing components. We emphasize engineered products that take advantage of our competencies in product design and tight tolerance manufacturing processes. Our bearing customers use our components in fully assembled ball and roller bearings, which serve a wide variety of industrial applications in the transportation, electrical, agricultural, construction, machinery, mining and aerospace markets. As used in this Annual Report on Form
10-K, the terms "NN", "the Company", "we", "our", or "us" mean NN, Inc. and its subsidiaries.

         For managerial and financial analysis purposes, management views the
Company's operations in three segments: the domestic ball and roller operations of Erwin, Tennessee and Mountain City, Tennessee ("Domestic Ball and Roller
Segment"), the Euroball facilities of Kilkenny, Ireland, Eltmann, Germany and
Pinerolo, Italy ("Euroball Segment") and the operations of Industrial Molding
Corporation ("IMC"), The Delta Rubber Company ("Delta") and NN Arte ("Plastics
Segment"). Financial information about the Domestic Ball and Roller Segment, the
Euroball Segment and the Plastics Segment are set forth in our Consolidated
Financial Statements beginning on page 27.

Recent Developments

         On December 20, 2002, we acquired the 23 percent interest in NN
Euroball, ApS ("Euroball") held by INA/FAG. Euroball was formed in 2000 by the
Company, FAG Kugelfischer George Schaefer AG, which was subsequently acquired by
INA - Schaeffler KG (collectively, "INA/FAG"), and AB SKF ("SKF"). INA/FAG is a global bearing manufacturer and one of our largest customers. We paid approximately 13.4 million Euros ($13.8 million) for INA/FAG's interest in
Euroball. Following the closing of the transaction, we own 77 percent of the outstanding shares of Euroball and SKF owns the remaining 23 percent. SKF consented to our purchase of INA/FAG's interest pursuant to the terms of the
Euroball Shareholder Agreement. SKF has the right, beginning January 1, 2003 to require us to purchase its interest in Euroball, based on a formula price detailed in the Euroball Shareholder Agreement. SKF has informed us that it intends to exercise its right and we expect to purchase its interest during the second quarter of 2003.

         On December 9, 2002, we announced that we had signed a letter of intent to acquire certain component manufacturing operations of SKF in Veenendaal, The
Netherlands. SKF, a Swedish corporation, is a global bearing manufacturer and one of our major customers. The transaction, which is expected to close in the second quarter of 2003, is subject to a number of conditions, including the execution of a definitive asset acquisition agreement, completion of due diligence, approval of NN's and SKF's boards of directors and any necessary approval of relevant government agencies.

         On January 24, 2003, we exercised our call right to purchase the remaining 49 percent interest in NN Mexico, LLC. The transaction, which is expected to close in the second quarter of 2003, is subject to a number of conditions, including the approval of NN's board of directors. The transaction is not expected to materially impact our financial condition or results of operations. Based on the purchase price formula contained in the principal agreement between the parties, the purchase price for such interest is anticipated to be zero.

Corporate Information

         NN, originally organized in October, 1980, is incorporated in Delaware, with our principal executive offices located at 2000 Water's Edge Drive, Johnson
City, Tennessee 37604 and our telephone number is (423) 743-9151. Our web site address is www.nnbr.com. Information contained on our web site is not part of this Annual Report. Our annual report on Form 10-K, quarterly reports on
From 10-Q, current reports on Form 8-K and amendments thereto are available on our

web site under "SEC Reports." Prior to February 5, 2003, these reports were available through a hyperlink to a third-party service which provided limited free access to such reports. We believed that such hyperlink provided unlimited free access to our filings with the Commission, however, this hyperlink did not provide unlimited free access to the reports. Therefore, the amendments to our
Form 10-Q and Form 10-K filed on November 22, 2002 and our Forms 8-K filed
December 9, 2002 and December 20, 2002 were not available free of charge to all viewers through our web site. After February 5, 2003, our hyperlink provides unlimited free access to our filings with the Commission on our web site under
"SEC Reports".

Products

         Precision Steel Balls. At our Erwin, Tennessee and Mountain City,
Tennessee facilities and our Euroball facilities, we manufacture and sell high quality, precision steel balls in sizes ranging in diameter from 1/8 of an inch to 12 1/2 inches. We produce and sell balls in grades ranging from grade 3 to grade 1000, as established by the American Bearing Manufacturers Association.
The grade number for a ball or a roller indicates the degree of spherical or cylindrical precision of the ball or roller; for example, grade 3 balls are manufactured to within three-millionths of an inch of roundness and grade 50 rollers are manufactured to within fifty-millionths of an inch of roundness. Our steel balls are used primarily by manufacturers of anti-friction bearings where precise spherical, tolerance and surface finish accuracies are required. At our
Domestic Ball and Roller Segment, sales of steel balls accounted for approximately 88%, 89% and 92% of the segment's net sales in 2002, 2001 and
2000, respectively.

         Steel Rollers. We manufacture cylindrical rollers at our Erwin,
Tennessee facility. These cylindrical rollers are produced in a wide variety of sizes, ranging from grade 50 to grade 1000. Rollers are used in place of balls in anti-friction bearings that are subjected to heavy load conditions. Our roller products are used primarily for applications similar to those of our ball product lines, plus certain non-bearing applications such as hydraulic pumps and motors.

         Bearing Seals and Retainers. We manufacture and sell a wide range of precision bearing seals produced through a variety of compression and injection molding processes and adhesion technologies to create rubber-to-metal bonded bearing seals. The seals are used in applications for automotive, industrial, agricultural, mining and aerospace markets. We also manufacture and sell high precision plastic retainers for ball and roller bearings used in a wide variety of industrial applications. Retainers are used to separate and space balls or rollers within a fully assembled bearing.

         Precision Plastic Components. We also manufacture and sell a wide range of specialized plastic products including automotive under-the-hood components, electronic instrument cases and precision electronic connectors and lenses, as well as a variety of other specialized parts.

         Research and Development. The amounts spent on research and development activities by us during each of the last three fiscal years are not material.

Customers

         Our bearing component products are supplied primarily to bearing manufacturers for use in a broad range of industrial applications, including transportation, electrical, agricultural, construction, machinery, mining and aerospace. We supply over 500 customers; however, our top 10 customers account for approximately 73% of our revenue. These top 10 customers include SKF,
INA/FAG, Timken, Torrington, GKN, SNR, Iljin, NTN,, Delphi, and NSK. In 2002,
44% of our products were sold to customers in North America, 47% to customers in
Europe, and the remaining 9% to customers located throughout the rest of the world, primarily Asia. Sales to various U.S. and foreign divisions of SKF accounted for approximately 33% of net sales in 2002 and sales to INA/FAG accounted for approximately 19% of net sales in 2002, demonstrating our long-term, strategic relationships with these key customers. Historically, we have increased our supply to SKF and INA/FAG on an annual basis and we have almost tripled our sales to these two companies since 1999. These gains are directly attributed to the success of Euroball and our efforts to develop a closer partnering relationship with our global bearing customers. None of the
Company's other customers accounted for more than 5% of its net sales in 2002.

         Certain customers have contracted to purchase all or a majority of their bearing component requirements from us, although only a few are contractually obligated to purchase any specific amounts. While firm orders are generally received on a monthly basis, we are normally aware of future order levels well in advance of the placement of a firm order. For our domestic ball and roller operations, we maintain a computerized, bar coded inventory management system with most of our

major customers that enables us to determine on a day-to-day basis the amount of these components remaining in a customer's inventory. When such inventories fall below certain levels, we automatically ship additional product.

         Euroball has entered into six-year supply agreements with SKF and
INA/FAG providing for the purchase of Euroball products in amounts and at prices that are subject to adjustment on an annual basis. The agreements contain provisions obligating Euroball to maintain specified quality standards and comply with various ordering and delivery procedures, as well as other customary provisions. SKF may terminate its agreement if, among other things, Euroball acquires or becomes acquired by a competitor of SKF. INA/FAG may terminate its agreement if, among other things, Euroball assigns its rights under the agreement, whether voluntarily or by operation of law. These agreements expire during 2006.

         During 2002, the Domestic Ball and Roller Segment sold its products to more than 500 customers located in more than 25 different countries.
Approximately 47% of ball and roller net sales in 2002 were to customers outside the United States. Sales to the Domestic Ball & Roller Segment's top ten
customers accounted for approximately 73% of the segment's net sales in 2002.
Sales to SKF and INA/FAG accounted for approximately 32% and 14% of the segment's net sales in 2002, respectively.

         During 2002, the Euroball Segment sold its products to more than 30 customers located in more than 25 different countries. Approximately 92% of its net sales in 2002 were to customers within Europe. Sales to the segment's top ten customers accounted for approximately 95% of the segment's net sales in
2002. Sales to SKF and INA/FAG accounted for approximately 51% and 25% of the segment's net sales in 2002, respectively. Sales to SKF and INA/FAG are made pursuant to the terms of supply agreements which expire in 2006.

         During 2002, the Plastics Segment sold its products to more than 100 customers located in more than 16 different countries. Approximately 18% of the
Plastics Segment's net sales were to customers outside the United States. Sales to the segment's top ten customers accounted for approximately 62% of the
Plastics Segment's net sales in 2002.

         See Note 11 of the Notes to Financial Statements and "Management's
Discussion and Analysis of Financial Condition and Results of Operations --
Results of Operations" for additional segment financial information. In both the foreign and domestic markets, the Company principally sells its products directly to manufacturers and not to distributors.

         We ordinarily ship our products directly to customers within 60 days, and in some cases, during the same calendar month, of the date on which a sales order is placed. Accordingly, we generally have an insignificant amount of open
(backlog) orders from customers at month end. Certain of our customers have entered into contracts with us pursuant to which they have agreed to purchase all of their requirements of specified balls and rollers and plastic molded products from us, although only a few are contractually obligated to purchase any specific amounts. While firm orders generally are received only monthly, we are normally aware of reasonably anticipated future orders well in advance of the placement of a firm order. Certain agreements are in effect with some of our largest customers, which provide for targeted, annual price adjustments that may be offset by material cost fluctuations.

         The following table presents a breakdown of our net sales for fiscal years 2000 through 2002:

      (In Thousands)
                                     2002            2001            2000
                                  ------------    ------------    ------------
      Domestic Ball and Roller
           Segment                   $ 52,634        $ 52,692         $67,637
                                        27.3%           29.3%           51.2%

      Euroball Segment                 90,653          86,719          33,988
                                        47.0%           48.1%           25.7%

      Plastics Segment                 49,568          40,740          30,504
                                        25.7%           22.6%           23.1%
                                  ------------    ------------    ------------
      Total                         $ 192,856       $ 180,151       $ 132,129
                                  ============    ============    ============
                                         100%            100%            100%
                                  ============    ============    ============

Sales and Marketing

          A primary emphasis of our marketing strategy is to expand key customer relationships by offering them the value of a single supply chain partner for a wide variety of components. As a result, we have progressed toward integrating our sales organization on a global basis across all of our product lines. Our sales organization includes seven direct sales and 12 customer service representatives. Due to the technical nature of many of our products, our engineers and manufacturing management personnel also provide technical sales support functions, while internal sales employees handle customer orders and other general sales support activities.

         Our bearing component marketing strategy focuses on increasing our outsourcing relationships with global bearing manufacturers that maintain captive bearing component manufacturing operations. Our marketing strategy for our other precision plastic products is to offer custom manufactured, high quality, precision parts to niche markets with high value-added characteristics at competitive price levels. This strategy focuses on relationships with key customers that require the production of technically difficult parts, enabling us to take advantage of our strengths in custom product development, tool design, and precision molding processes.

         As shown in the chart below, the addition of the retainer and seal product lines have further enhanced many of our key customer relationships, making us a more complete and integrated supplier of bearing component parts.

                                                                           Products
Name         Country   Description                     Balls & Rollers  Seals  Retainers
----         -------   -----------                     ---------------  -----  ---------
SKF          Sweden    Global bearing manufacturer            X           X        X
INA/FAG      Germany   Global bearing manufacturer            X           X        X
Torrington   USA       Global bearing manufacturer            X           X        X
NTN          Japan     Global bearing manufacturer            X           X        X
SNR          France    Global bearing manufacturer            X
Timken       USA       Global bearing manufacturer                        X        X
Delphi       USA       Automotive component supplier          X           X        X
Iljin        Korea     Global bearing manufacturer            X
NSK          Japan     Global bearing manufacturer            X                    X
Koyo         Japan     Global bearing manufacturer            X           X        X

         Our arrangements with our domestic customers typically provide that payments are due within 30 days following the date of shipment of goods. With respect to foreign customers, payments generally are due within 90 to 120 days following the date of shipment in order to allow for additional freight time and customs clearance. For customers that participate in our Domestic Ball and
Roller Segments inventory management program, sales are recorded when the customer uses the product. See "Business -- Customers" and "Management's
Discussion and Analysis of Financial Condition and Results of Operations --
Liquidity and Capital Resources."

Manufacturing Process

         We have become a leading independent bearing component manufacturer through exceptional service and high quality manufacturing processes and are recognized throughout the industry as a low-cost producer. Because our ball and roller manufacturing processes incorporate the use of standardized tooling, load sizes, and process technology, we are able to produce large volumes of products while maintaining high quality standards.

         The key to our low-cost, high quality production of seals and retainers is the incorporation of customized engineering into our manufacturing processes, metal to rubber bonding competency and experience with a broad range of engineered resins. We employ 20 skilled engineers who design and customize the tooling necessary to meet the needs of each customer's product. This design process includes the testing and quality assessment of each product.

Employees

         As of December 31, 2002, we employed a total of 1,350 full-time employees. Our Domestic Ball and Roller Segment employed 226 workers, the
Euroball Segment employed 654 workers, our Plastics Segment employed 465 workers, and there were five employees at the Company's corporate headquarters.
Of our total employment, 19% are management/staff employees and 81% are production employees. We believe we are able to attract and retain high quality employees because of our quality reputation, technical expertise, history of financial and operating stability, attractive employee benefit programs, and our progressive, employee-friendly working environment. Only the employees in the
Eltmann, Germany and Pinerolo, Italy plants are unionized and we have never experienced any involuntary work stoppages. We consider our relations with our employees to be excellant.

Competition

          The precision ball and roller industry is intensely competitive, and many of our competitors have greater financial resources than we do. Our primary domestic competitor is Hoover Precision Products, Inc., a division of
Tsubakimoto Precision Products Co. Ltd. Our primary foreign competitors are
Amatsuji Steel Ball Manufacturing Company, Ltd. and Tsubakimoto Precision
Products Co. Ltd.

         We believe that competition within the precision ball and roller market is based principally on quality, price and the ability to consistently meet customer delivery requirements. Management believes that our competitive strengths are our precision manufacturing capabilities, our reputation for consistent quality and reliability, and the productivity of our workforce.

         The markets for the Plastic Segment's products are also intensely competitive. Since the plastic injection molding industry is currently very fragmented, IMC and NN Arte must compete with numerous companies in each of their marketing segments. Many of these companies have substantially greater financial resources than we do and many currently offer competing products nationally and internationally. IMC's primary competitor in the bearing retainer segment is Nakanishi Manufacturing Corporation. Domestically, Nypro, Inc. and
Key Plastics are the main competitors in the automotive segment. NN Arte primarily competes with various plastic injection molders in Mexico.

         We believe that competition within the plastic injection molding industry is based principally on quality, price, design capabilities and speed of responsiveness and delivery. Management believes that IMC's competitive strengths are product development, tool design, fabrication, and tight tolerance molding processes. With these strengths, IMC has built its reputation in the marketplace as a quality producer of technically difficult products.

         While intensely competitive, the markets for Delta's products are less fragmented than IMC and NN Arte's. The bearing seal market is comprised of approximately six major competitors that range from small privately held companies to Fortune 500 global enterprises. Bearing seal manufacturers compete on the design, service, quality and price. Delta's primary competitors in the
United States bearing seal market are Freudenburg-NOK, Chicago Rawhide
Industries, Trostel, LTD, and Uchiyama.

Raw Materials

         The primary raw material used in our Domestic Ball and Roller Segment and Euroball Segment is 52100 Steel. During 2002, approximately 98% and 99% of the steel used by these two segments, respectively, was 52100 Steel in rod and wire form. Our other steel requirements include type 440C stainless steel and type S2 rock bit steel.

         The Domestic Ball and Roller Segment purchases substantially all of its
52100 Steel requirements from foreign mills in Europe and Japan because of the lack of domestic producers of such steel in the form we require. The principal suppliers of 52100 Steel to the Domestic Ball and Roller Segment are Daido Steel
(America) Inc., Lucchini USA Inc. (affiliate of Ascometal France) and Ohio Star
Forge Co. The Euroball Segment purchases all of its 52100 Steel requirements from European mills. The principal supplier of 52100 Steel to the Euroball
Segment is Ascometal France. (See Note 14 of the Notes to Consolidated Financial
Statements) Our other steel requirements are purchased principally from foreign steel manufacturers. There are a limited number of suppliers of the 52100 Steel that we use in our Domestic Ball and Roller and Euroball Segments. We believe that if any of our current suppliers were unable to supply 52100 Steel to us, we would be able to obtain our 52100 Steel requirements from alternate sources. We cannot provide assurances that we would not face higher costs or production interruptions as a result of obtaining 52100 Steel from alternate sources.

          We allocate steel purchases among suppliers on the basis of price and, more significantly, composition and quality. The pricing arrangements with our suppliers are typically subject to adjustment once every six months for the
Domestic Ball and Roller Segment. In general, we do not enter into written supply agreements with suppliers or commit to maintain minimum monthly purchases of steel except for the supply arrangements between Ascometal and Euroball (see
Note 14 of the Notes to Consolidated Financial Statements). For the Domestic
Ball and Roller and Euroball Segments, the average price of 52100 Steel decreased approximately 2.5% in 2002 and increased 1.9% in 2001.

          Because 52100 Steel is principally produced by foreign manufacturers, the Company's operating results would be negatively affected in the event that the U.S. or European governments imposes any significant quotas, tariffs or other duties or restrictions on the import of such steel or if the U.S. dollar decreases in value relative to foreign currencies. On March 6, 2002, the U.S.
government adopted legislation that imposed certain tariffs on the import of certain foreign produced steel into the United States. Because the vast majority of the 52100 Steel we use has been exempted from recent U.S. tariffs on imported steel, we have not been materially affected by import regulations.

          In 2001, established a supply alliance with The Torrington Company, which was acquired by the Timken Company in February 2003, to leverage our combined supply requirements. The purchasing entity is empowered to negotiate and execute supply agreements for both companies. Because we both use similar raw materials from many common sources, we believe the potential synergies in raw material procurement will be of significant value.

         The primary raw materials used by IMC and NN Arte are engineered resins. Injection grade nylon is utilized in bearing retainers, gears, automotive and other industrial products. We purchase substantially all of our resin requirements from domestic manufacturers and suppliers. The majority of these suppliers are international companies with resin manufacturing facilities located throughout the world. We experienced price decreases for engineered resins of approximately 2.5% in 2002 and price increases of approximately 4.3%
in 2001.

         Delta uses certified vendors to provide a customer mix of proprietary rubber compounds. Delta also procures metal stampings from several domestic suppliers. We experienced price increases for Delta's raw materials of approximately 2.5% in 2002 and 2.5% in 2001.

         We base purchase decisions on price, quality and service. Generally, we do not enter into written supply contracts with our suppliers or commit to maintain minimum monthly purchases of resins. The pricing arrangements with our suppliers typically can be adjusted at anytime.

Patents, Trademarks and Licenses

         We do not own any U.S. or foreign patents, trademarks or licenses that are material to our business. We do rely on certain data and processes, including trade secrets and know-how, and the success of our business depends, to some extent, on such information remaining confidential. Each executive officer is subject to a non-competition and confidentiality agreement that seeks to protect this information.

Seasonal Nature of Business

         Historically, due to a substantial portion of sales to European customers, seasonality has been a factor for our business in that some European customers typically cease their production activities during the month of
August.

Environmental Compliance

         Our operations and products are subject to extensive federal, state and local regulatory requirements both domestically and abroad relating to pollution control and protection of the environment. We maintain a compliance program to assist in preventing and, if necessary, correcting environmental problems. Based on information compiled to date, management believes that our current operations are in substantial compliance with applicable environmental laws and regulations, the violation of which would have a material adverse effect on our business and financial condition. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future. More specifically, although we believe that we dispose of wastes in material compliance with applicable environmental laws and regulations, there can be no assurance that we will not incur significant liabilities in the future in connection with the clean-up of waste disposal sites.

         In the past, we have incurred certain expenses in complying with applicable environmental laws associated with the removal of four underground storage tanks containing kerosene and waste oil, the remediation of soil and groundwater contamination resulting from a leak in one of the tanks, and the closing of a sludge disposal area at one of our ball and roller facilities. The remediation project is now complete, but we have certain ongoing monitoring responsibilities. The amounts we have expended in connection with this remediation project have not been material, and based upon information currently available to us, we do not believe that the future costs associated with the project will have a material adverse effect on our results of operations or financial condition.

Executive Officers of the Registrant

         Our executive officers are:

         Name                     Age     Position
         ----                     ---     --------

         Roderick R. Baty         49      Chairman of the Board, Chief Executive
                                          Officer, President and Director

         Frank T. Gentry, III     47      Vice President - Manufacturing

         Robert R. Sams           45      Vice President - Market Services

         David L. Dyckman         38      Vice President - Corporate Development
                                          and Chief Financial Officer

         William C. Kelly, Jr.    44      Treasurer, Secretary and Chief
                                          Administrative Officer

Set forth below is certain additional information with respect to each of our executive officers.

          Roderick R. Baty was elected Chairman of the Board in September 2001 and continues to serve as Chief Executive Officer and President. He has served as President and Chief Executive Officer since July 1997. He joined NN in July
1995 as Vice President and Chief Financial Officer and was elected to the Board of Directors in 1995. Prior to joining NN, Mr. Baty served as President and
Chief Operating Officer of Hoover Group from 1990 until January 1995, and as
Vice President and General Manager of Hoover Precision Products from 1985 to
1990.

         Frank T. Gentry, III, was originally appointed Vice President -
Manufacturing in August 1995. Mr. Gentry is responsible for the global operations of the Ball and Roller and Euroball Segments. Mr. Gentry's
responsibilities include purchasing, inventory control and transportation. Mr.
Gentry joined NN in 1981 and held various production control positions within NN from 1981 to August 1995.

         Robert R. Sams joined NN in 1996 as Plant Manager of the Mountain City,
Tennessee facility. In 1997, Mr. Sams served as Managing Director of the
Kilkenny facility and in 1999 was elected to the position of Vice President -
Market Services. Prior to joining NN, Mr. Sams held various positions with
Hoover Precision Products from 1980 to 1994 and most recently as Vice President of Production for Blum, Inc. from 1994 to 1996.

         David L. Dyckman was appointed Vice President of Corporate Development and Chief Financial Officer in April 1998. Prior to joining NN, Mr. Dyckman served from January 1997 until April 1998 as Vice President--Marketing and
International Sales for the Veeder-Root Division of the Danaher Corporation.
From 1987 until 1997, Mr. Dyckman held various positions with Emerson Electric
Company including General Manager and Vice President of the Gearing Division of
Emerson's Power Transmission subsidiary.

         William C. Kelly, Jr. joined NN in 1993 as Assistant Treasurer and
Manager of Investor Relations. In March, 2003, Mr. Kelly was elected to serve as
NN's Chief Administrative Officer. In July 1994, Mr. Kelly was elected to serve as NN's Chief Accounting Officer, and served in that capacity through March
2003. In February 1995, was elected Treasurer and Assistant Secretary. In March
1999 he was elected Secretary of NN and still serves in that capacity as well as that of Treasurer. Prior to joining NN, Mr. Kelly served from 1988 to 1993 as a
Staff Accountant and as a Senior Auditor with the accounting firm of
PricewaterhouseCoopers LLP.

Item 2.  Properties

         The Company has two operating domestic ball manufacturing facilities located in Erwin, Tennessee and Mountain City, Tennessee. Rollers are produced only at the Erwin, Tennessee facility. Production began in early 1996 at the
Mountain City facility. During December 2001, we ceased production and closed our facility in Walterboro, South Carolina. The Walterboro, South Carolina
facility is classified as held for sale at December 31, 2002 and 2001.

         The Erwin and Mountain City plants currently have approximately 125,000 and 86,400 square feet of manufacturing space, respectively. The Erwin plant is located on a 12 acre tract of land owned by the Company and the Mountain City plant is located on an eight acre tract of land owned by the Company.

         Through Euroball we manufacture high precision steel balls in three manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany and
Pinerolo, Italy. The facilities currently have approximately 125,000, 175,000 and 330,000 square feet of manufacturing space, respectively. The Kilkenny facility is located on a two acre tract owned by Euroball, the Eltmann facility is leased from FAG and the Pinerolo facility is located on a nine acre tract owned by Euroball.

         IMC manufactures a wide range of plastic molded products through two facilities located in Lubbock, Texas. The Slaton facility, located on a six and one half acre tract of land owned by the Company, contains approximately 193,000 square feet of manufacturing, warehouse and office space. The Cedar facility is situated on a two and one half acre tract of land which is also owned by the
Company and contains approximately 35,000 square feet of manufacturing and warehouse space.

         NN Arte leases a single 18,000 square foot facility in Guadalajara,
Mexico.

         Delta's operations are located in two facilities on a 12-acre site in
Danielson, Connecticut, owned by the Company. The two facilities encompass over
50,000 square feet of rubber seal manufacturing and administrative functions.

         During 2002, the Company added new machinery and equipment at all of its facilities. See "Management's Discussion and Analysis of Financial Condition
and Results of Operations -- Liquidity and Capital Resources."

Item 3.  Legal Proceedings

         From time to time the Company is subject to legal actions related to its operations, most of which are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's business or financial condition or on the results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of stockholders during the fourth quarter of 2002.

                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

         Since the Company's initial public offering in 1994, the Common Stock has been traded on the Nasdaq National Market under the trading symbol "NNBR."
Prior to such time there was no established market for the Common Stock. As of
March 28, 2003, there were approximately 1,800 holders of the Common
Stock.

         The following table sets forth the high and low sales prices of the
Common Stock, as reported by Nasdaq, and the dividends paid per share on the
Common Stock during each calendar quarter of 2002 and 2001.

                               Price
                               -----
                           High           Low         Dividend
                           ----           ---         --------
2002
----
First Quarter           $ 11.00         $9.15           $0.08
Second Quarter            12.80          9.68            0.08
Third Quarter             12.45          8.08            0.08
Fourth Quarter            10.10          6.98            0.08

2001
----
First Quarter             $9.17         $6.53           $0.08
Second Quarter            10.81          6.50            0.08
Third Quarter             10.84          7.25            0.08
Fourth Quarter            11.30          7.75            0.08

         The declaration and payment of dividends are subject to the sole discretion of the Board of Directors of the Company and depend upon the
Company's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. The terms of the
Company's revolving credit facility restrict the payment of dividends by prohibiting the Company from declaring or paying any dividend if an event of default exists at the time of, or would occur as a result of, such declaration or payment. Additionally, the terms of the Company's revolving credit facility restrict the declaration and payment of dividends in excess of $5.5 million in any fiscal year. The amount of consolidated retained earnings which represents undistributed earnings of 50 percent or less owed persons accounted for by the equity method is zero at December 31, 2002 and 2001. For further description of the Company's revolving credit facility, see "Management's Discussion and
Analysis of Financial Condition and Results of Operations - Liquidity and
Capital Resources" herein.

Item 6.  Selected Financial Data

         The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the Consolidated Financial
Statements and the Notes thereto included as Item 8. The data set forth below as of December 31, 2002, 2001 and 2000 and for the periods then ended have been derived from the Consolidated Financial Statements of the Company which have been audited by KPMG LLP, independent accountants, whose report thereon is included as part of Item 8. The data below as of December 31, 1999 and 1998 and for the periods then ended have been derived from the Consolidated Financial
Statements of the Company, which have been audited by PricewaterhouseCoopers
LLP, independent accountants. These historical results are not necessarily indicative of the results to be expected in the future. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations."

(In Thousands, Except Per Share Data)                                            Year Ended December 31,
                                                                                 -----------------------
                                                          2002              2001            2000            1999            1998
                                                          ----              ----            ----            ----            ----

Statement of Income Data:
Net sales                                                 $192,856          $180,151        $132,129         $85,294         $73,006
Cost of products sold                                      144,274           137,221          93,926          59,967          50,353
                                                      -------------     -------------    ------------    ------------    ------------
Gross profit                                                48,582            42,930          38,203          25,327          22,653
Selling, general and administrative expenses                17,134            16,752          11,571           6,854           5,896
Depreciation and amortization                               11,212            13,150           9,165           6,131           4,557
Restructuring and impairment costs                           1,277             2,312              --              --              --
                                                      -------------     -------------    ------------    ------------    ------------
Income from operations                                      18,959            10,716          17,467          12,342          12,200
Interest expense                                             2,451             4,196           1,773             523              64
Equity in earnings of unconsolidated affiliate                  --                --            (48)              --              --
Net gain on involuntary conversion                                           (3,901)           (728)              --              --
Net gain on purchase of minority interest                  (5,904)                --              --              --              --
Other income                                                 (487)             (186)           (136)              --              --
                                                      -------------     -------------    ------------    ------------    ------------
Income before provision for income taxes                    22,899            10,607          16,606          11,819          12,136
Provision for income taxes                                   6,457             4,094           5,959           4,060           4,480
Minority interest in income of consolidated
   subsidiary                                                2,778             1,753             660              --              --
                                                      -------------     -------------    ------------    ------------    ------------
Income before cumulative effect of change in                13,664             4,760           9,987           7,759           7,656
   accounting principle

Cumulative effect of change in accounting
   principle, net of income tax benefit of $112
   and related minority interest impact of $84                  --                98              --              --              --
                                                      -------------     -------------    ------------    ------------    ------------
Net income                                                $ 13,664           $ 4,662         $ 9,987         $ 7,759         $ 7,656
                                                      =============     =============    ============    ============    ============

Basic income per share:
Income before cumulative effect of change in
   accounting principle                                     $ 0.89            $ 0.31          $ 0.66          $ 0.52          $ 0.52
Cumulative effect of change in accounting
    principle                                                   --            (0.01)              --              --              --
                                                      -------------     -------------    ------------    ------------    ------------
   Net income                                               $ 0.89            $ 0.31          $ 0.66          $ 0.52          $ 0.52
                                                      =============     =============    ============    ============    ============

Diluted income per share:
Income before cumulative effect of change in
   accounting principle                                     $ 0.87            $ 0.31          $ 0.64          $ 0.52          $ 0.52
Cumulative effect of change in accounting
    principle                                                   --            (0.01)              --              --              --
                                                      -------------     -------------    ------------    ------------    ------------
   Net income                                               $ 0.87           $  0.30         $  0.64         $  0.52          $ 0.52
                                                      =============     =============    ============    ============    ============

Operating income per share                                  $ 1.24           $  0.69         $  1.15         $  0.82         $  0.82
                                                      =============     =============    ============    ============    ============
Dividends declared                                          $ 0.32           $  0.32         $  0.32         $  0.32         $  0.32
                                                      =============     =============    ============    ============    ============
Weighted average number of shares
   outstanding - Basic                                      15,343            15,259          15,247          15,021          14,804
                                                      =============     =============    ============    ============    ============
Weighted average number of shares                           15,714            15,540          15,531          15,038          14,804
   outstanding - Diluted                              =============     =============    ============    ============    ============

(In Thousands, Except Per Share Data)
                                            Year Ended December 31,
                                            -----------------------
                                   2002       2001       2000       1999       1998
                                   ----       ----       ----       ----       ----
        Balance Sheet Data:
        Current assets          $ 61,412   $ 55,617   $ 63,866   $ 34,397   $ 28,571
        Current liabilities       40,234     32,534     33,840     10,478      7,638
        Total assets             198,007    188,135    187,808     91,363     66,860
        Long-term debt            46,135     47,661     50,515     17,151         --
        Stockholders' equity      73,279     62,039     65,246     60,128     56,242

         On December 20, 2002 we completed the purchase of the 23% interest in
Euroball held by INA/FAG. As a result of this transaction, we own 77% of the shares of NN Euroball, ApS.

         Effective January 1, 2002 we adopted the provision of Statement of
Financial Accounting Standards (SFAS) No. 142. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.

         On February 16, 2001 we completed the acquisition of all of the outstanding stock of The Delta Rubber Company.

         On July 31, 2000 we completed the formation of Euroball. As a result of this transaction, we owned 54% of the shares of NN Euroball ApS.

         On July 4, 1999 we acquired all of the assets and assumed certain liabilities of Earsley Capital Corporation, formerly known as Industrial Molding
Corporation.

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

         You should carefully consider the following risks and uncertainties, and all other information contained in or incorporated by reference in this annual report or Form 10-K, before making an investment in our common stock. Any of the following risks could have a material adverse effect on our business, financial condition or operating results. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

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

We do not have a hedging program in place associated with consolidating the operating results of our foreign businesses into U.S. dollars. An increase in the value of the U.S. dollar and/or the Euro relative to other currencies may adversely affect our ability to compete with our foreign-based competitors for international, as well as domestic, sales. Also, a decline in the value of the
Euro relative to the U.S. dollar will negatively impact our consolidated financial results, which are denominated in U.S. dollars.

         In addition, due to the typical slower summer manufacturing season in
Europe, we expect that revenues in the third fiscal quarter will reflect lower sales, as our sales to European customers have increased as a percentage of net sales.

         We depend heavily on a relatively limited number of customers, and the loss of any major customer would have a material adverse effect on our business.

         Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 33% of consolidated net sales in 2002, and sales to INA/FAG accounted for approximately
19% of consolidated net sales in 2002. During 2002, our ten largest customers accounted for approximately 73% of our consolidated net sales. None of our other customers individually accounted for more than 5% of our consolidated net sales for 2002. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our profit margin and cash flows from operations.

         The costs and difficulties of integrating acquired business could impede our future growth.

          We cannot assure you that any future acquisition will enhance our financial performance. Our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and sales goals. The integration of any acquired businesses might cause us to incur unforeseen costs, which would lower our profit margin and future earnings and would prevent us from realizing the expected benefits of these acquisitions.

         We may not be able to continue to make the acquisitions necessary for us to realize our growth strategy.

         Acquiring businesses that complement or expand our operations has been and continues to be an important element of our business strategy. This strategy calls for growth through acquisitions constituting approximately two-thirds of our future growth, with the remainder resulting from internal growth and market penetration. We bought our plastic bearing component business in 1999, formed
Euroball with our two largest bearing customers, SKF and INA/FAG, in 2000 and acquired our bearing seal operations in 2001. During 2002, we purchased
INA/FAG's minority interest in Euroball. See Note 2 of the Notes to Consolidated
Financial Statements. We cannot assure you that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future. In addition, we may borrow funds to acquire other businesses, increasing our interest expense and debt levels. Our inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on our business, financial position, results of operations and cash flows.

          Additionally, SKF, the minority shareholder in Euroball, has the right to require us to purchase its interest beginning in January 2003. SKF has informed us that it intends to exercise its right and we expectt to purchase its interest in the second quarter of 2003. The Company may need to borrow funds to pay for all or a portion of the purchase of SKF's interest or may be required to make a purchase at a time that is less favorable to the Company.

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

         The production capacity we have added over the last several years has at times resulted in our having more capacity than we need, causing our operating costs to be higher than expected.

          We have expanded our ball and roller production facilities and capacity over the last several years. During 1997, we built an additional manufacturing plant in Kilkenny, Ireland, and we continued this expansion in
2000 through the formation of Euroball with SKF and INA/FAG. Our ball and roller facilities have not always operated at full capacity and from time to time our results of operations have been adversely affected by the under-utilization of our production facilities, and we face risks of further under-utilization or inefficient utilization of our production facilities in future years.

         The price of our common stock may be volatile.

         The market price of our common stock could be subject to significant fluctuations and may decline. Among the factors that could affect our stock price are:

          o    our operating and financial performance and prospects;

          o    quarterly variations in the rate of growth of our financial indicators, such as earnings per share, net income and revenues;

          o    changes in revenue or earnings estimates or publication of research reports by analysts;

          o    loss of any member of our senior management team;

          o    speculation in the press or investment community;

          o    strategic actions by us or our competitors, such as acquisitions or restructurings;

          o    sales of our common stock by stockholders;

          o    general market conditions; and

          o    domestic and international economic, legal and regulatory factors unrelated to our performance.

         The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.
These broad market fluctuations may adversely affect the trading price of our common stock.

         Provisions in our charter documents and Delaware law may inhibit a takeover, which could adversely affect the value of our common stock.

         Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable and may prevent you from receiving a takeover premium for your shares. These provisions include, for example, a classified board of directors and the authorization of our board of directors to issue up to 5,000,000 preferred shares without a stockholder vote. In addition, our restated certificate of incorporation provides that stockholders may not call a special meeting.

         We are a Delaware corporation subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. Generally, this statute prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which such person became an interested stockholder, unless the business combination is approved in a prescribed manner.
A business combination includes a merger, asset sale or other transaction resulting in a financial benefit to the stockholder. We anticipate that the provisions of Section 203 may encourage parties interested in acquiring us to negotiate in advance with our board of directors, because the stockholder approval requirement would be avoided if a majority of the directors then in office approve either the business combination or the transaction that results in the stockholder becoming an interested stockholder.

         These provisions apply even if the offer may be considered beneficial by some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline.

Overview

         The Company's core business is the manufacture and sale of high quality, precision steel balls and rollers. In 2002, sales of balls and rollers accounted for approximately 74% of the Company's total net sales with 71% and 3%
of sales from balls and rollers, respectively. Sales of precision molded plastic and rubber parts accounted for the remaining 26%. See Note 11 of the Notes to
Consolidated Financial Statements.

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

          In 1997, the Company recognized changing dynamics in the marketplace, and as a result, developed and began implementing an extensive long-term growth strategy building upon its core business and leveraging its inherent strengths to better serve its global customer base. As part of this strategy, the Company sought to augment its intrinsic growth with complementary acquisitions that fit specific criteria.

         On July 4, 1999, the Company acquired substantially all of the assets of Earsley Capital Corporation, formerly known as Industrial Molding Corporation
("IMC"). Formed in 1947, IMC provides full-service design and manufacture of plastic injection molded components to the bearing, automotive, electronic, leisure and consumer markets with an emphasis on value-added products that take advantage of its capabilities in product development, tool design and tight tolerance molding processes. IMC operates two manufacturing facilities in
Lubbock, Texas. During 2002, IMC sold its products to more than 60 customers in
12 different countries.

          On July 31, 2000, the Company formed a majority owned stand-alone company in Europe, NN Euroball ApS ("Euroball"), for the manufacture and sale of chrome steel balls used for ball bearings and other products. As a result of this transaction, the Company owned 54% of Euroball. AB SKF and FAG Kugelfisher
Georg Shafer AG, the parent companies of SKF and FAG respectively each owned 23%
of Euroball. As part of the transaction, Euroball acquired the ball factories located in Pinerolo, Italy (previously owned by SKF), Eltmann, Germany
(previously owned by FAG), and Kilkenny, Ireland (previously owned by the
Company). Acquisition financing of approximately 31.5 million euro
(approximately $29.7 million) was drawn at closing, and the credit facility provides for additional working capital expenditure financing. The Company is required to consolidate Euroball due to its majority ownership and has accounted for the acquisitions of the Pinerolo, Italy and Eltmann, Germany ball factories using the purchase method of accounting. On December 20, 2002 the Company completed the purchase of the 23% interest held by INA/FAG. The Company paid approximately 13.4 million Euros ($13.8 million) for INA/FAG's interest in
Euroball. The excess of minority interest in consolidated subsidiaries related to INA/FAG's 23% interest over the purchase price has been recorded as a non-taxable gain in the amount of approximately $5.9 million. Following the closing of the transaction, the Company owns 77% of the outstanding shares of
Euroball and SKF owns the remaining 23%. SKF consented to our purchase of
INA/FAG's interest pursuant to the terms of the Euroball Shareholder Agreement.
Under the terms of the Shareholder Agreement with SKF, SKF has the right, beginning January 2003, to exercise its put option regarding its interest in
Euroball to the Company on a formula buy-out. SKF has informed us that it intends to exercise its right and we expect to purchase its interest during the second quarter of 2003. However, if exercised at December 31, 2002, the purchase price would have been approximately $14.0 million versus minority interest in consolidated subsidiaries of $19.7 million.

          On August 31, 2000, the Company acquired a 51% ownership interest in
NN Mexico, LLC ("NN Mexico"), a Delaware limited liability company. NN Mexico holds as its sole investment a 100% ownership interest in NN Arte, a manufacturer of plastic components located in Guadalajara, Mexico. The Company is required to consolidate NN Mexico due to its majority ownership and has accounted for this acquisition using the purchase method of accounting. On
January 24, 2003, we exercised our Call Right to purchase the remaining 49%
interest in NN Mexico, LLC. The transaction, which is expected to close in the second quarter of 2003, is subject to a number of conditions, including the approval of NN's board of directors. The transaction is not expected to materially impact our financial condition or results of operations. Based on the purchase priceformula ontained in the principal agreement between the parties, the purchase price for such interest is anticipated to be zero.

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
The closing was made as part of the Company's strategy to redistribute its global production in order to better utilize capacity and serve the needs of its worldwide customers. The precision ball production of the Walterboro facility has been fully absorbed by the Company's remaining U.S. ball & roller manufacturing facilities located in Erwin and Mountain City, Tennessee. In 2002 and 2001 the Company recorded before tax charges associated with the closing of
$1.3 million and $1.9 million, respectively. In 2001, this amount includes a
$1.1 million before-tax charge for the recording of impairment on the Company's manufacturing facility located in Walterboro, South Carolina and $0.8 million related to employee severance costs. In 2002, this amount includes a $0.6 million before-tax charge for the recording of an additional impairment on the facility, a $0.6 million before-tax charge for the recording of impairment on the machinery and equipment and a $0.1 million charge related to employee severance costs. These amounts are reflected as restructuring and impairment costs in the accompanying Consolidated Statements of Income. The building along with certain machinery and equipment are held for sale as of December 31, 2002.
These assets have an aggregate carrying value of $2.2 million. The financial results of this operation have been reflected in the Domestic Ball and Roller
Segment. See Note 11 of the Notes to Consolidated Financial Statements.

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

Critical Accounting Policies

          Our significant accounting policies, including the assumptions and judgment underlying them, are disclosed in Note (1) to the Consolidated
Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding the Company's business operations, financial condition and results of operations. There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies.

Accounts Receivable. Substantially all of the Company's accounts receivable are due primarily from the core served markets: bearing manufacturers, automotive industry, electronics, industrial, agricultural and aerospace. Due to the
Chapter 7 voluntary bankruptcy of one IMC customer and other write-offs, the
Company experienced $1.7 million of bad debt expense during 2001 versus $0.1 million during 2002. In establishing allowances for doubtful accounts, the
Company continuously performs credit evaluations of its customers, considering numerous inputs when available including the customers' financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects. While management believes that adequate allowances for doubtful accounts have been provided in the Consolidated Financial Statements, it is possible that the
Company could experience additional unexpected credit losses.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company's inventories are not generally subject to obsolescence due to spoilage or expiring product life cycles. The Company operates generally as a make-to-order business; however, the
Company also stocks products for certain customers in order to meet delivery schedules. While management believes that adequate write-downs for inventory obsolescence have been made in the Consolidated Financial Statements, the
Company could experience additional inventory write-downs in the future.

Acquisitions and Acquired Intangibles. For new acquisitions, the Company uses estimates, assumptions and appraisals to allocate the purchase price to the assets acquired and to determine the amount of goodwill. These estimates are based on market analyses and comparisons to similar assets. Annual tests are required to be performed to assess whether recorded goodwill is impaired. The annual tests require management to make estimates and assumptions with regard to the future operations of its reporting units, the expected cash flows that they will generate, and their market value. These estimates and assumptions therefore impact the recorded value of assets acquired in a business combination, including goodwill, and whether or not there is any subsequent impairment of the recorded goodwill and the amount of such impairment.

Impairment of Long-Lived Assets. The Company's long-lived assets include property, plant and equipment. The recoverability of the long-term assets is dependent on the performance of the companies which the Company has acquired, as well as volatility inherent in the external markets for these acquisitions. In assessing potential impairment for these assets the Company will consider these factors as well as forecasted financial performance. For assets held for sale, appraisals are relied upon to assess the fair market value of those assets.
Future adverse changes in market conditions or adverse operating results of the underlying assets could result in the Company having to record additional impairment charges not previously recognized.

Pension and Post-Retirement Obligations. The Company uses several assumptions in determining its periodic pension and post-retirement expense and obligations which are included in the Consolidated Financial Statements. These assumptions include determining an appropriate discount rate, rate of compensation increase as well as the remaining service period of active employees. The Company uses an independent actuary to calculate the periodic pension and post-retirement expense and obligations based upon these assumptions and actual employee census data.

Results of Operations

         The following table sets forth for the periods indicated selected financial data and the percentage of the Company's net sales represented by each income statement line item presented.

                                                                 As a percentage of Net Sales
                                                                   Year Ended December 31,
                                                              2002          2001           2000
                                                            ----------    ----------     ----------
Net sales                                                      100.0%        100.0%         100.0%
Cost of product sold                                             74.8          76.2           71.1
                                                            ----------    ----------     ----------
Gross profit                                                     25.2          23.8           28.9
Selling, general and administrative expenses                      8.9           9.3            8.8
Depreciation and amortization                                     5.8           7.3            6.9
Restructuring and impairment costs                                0.7           1.3             --
                                                            ----------    ----------     ----------
Income from operations                                            9.8           5.9           13.2
Interest expense                                                  1.3           2.3            1.3
Equity in earnings of unconsolidated affiliates                    --            --             --
Net gain on involuntary conversion                                 --         (2.2)          (0.6)
Net gain on purchase of minority interest                       (3.1)            --             --
Other income                                                    (0.2)         (0.1)          (0.1)
                                                            ----------    ----------     ----------
Income before provision for income taxes                         11.9           5.9           12.6
Provision for income taxes                                        3.4           2.3            4.5
Minority interest in income of consolidated subsidiary            1.4           1.0            0.5
                                                            ----------    ----------     ----------
Income before cumulative effect of change in accounting           7.1           2.6            7.6
   principle
Cumulative effect of change in accounting principle, net
   of income tax benefit of $112 and related minority
   interest impact of $84                                          --            --             --
                                                            ----------    ----------     ----------
Net income                                                       7.1%          2.6%           7.6%
                                                            ==========    ==========     ==========

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

         Net Sales. The Company's net sales increased $12.7 million or 7.1% from
$180.2 million in 2001 to $192.9 million in 2002. The inclusion of a full year of Delta contributed $2.5 million of the increase. Increased demand and new programs within the Plastics Segment contributed $6.3 million of the increase.
Additionally, currency impacts within the Euroball Segment contributed $4.5 million of the increase. Offsetting these increases were contractual price decreases and modest volume improvements in the Euroball Segment resulting in a net decrease of $0.6 million.

     Gross Profit. Gross profit increased by $5.7 million or 13.2% from
$42.9 million in 2001 to $48.6 million in 2002. The inclusion of a full year of
Delta contributed $0.7 million of the increase. Cost reductions in the Domestic
Ball and Roller Segment principally related to the closing of the Company's
Walterboro, South Carolina ball production facility contributed $0.6 million of the increase. Increased product demand, new sales programs and cost reductions in the Plastics Segment contributed $1.8 million of the increase. Additionally, cost reduction programs and currency impacts contributed $1.5 million and $1.0 million, respectively, in the Euroball Segment. As a percentage of net sales, gross profit increased from 23.8% in 2001 to 25.2% in 2002.

         Restructuring and Impairment Costs. Restructuring and impairment costs decreased by $1.0 million from $2.3 million in 2001 to $1.3 million in 2002. The
Company incurred a charge for the recording of impairment on the Company's manufacturing facility and equipment in Walterboro, South Carolina of $1.2 million and $1.1 million in 2002 and 2001, respectively. A charge of $0.1 million and $0.8 million was recorded in 2002 and 2001, respectively, associated with employee severance costs related to the closing of the Walterboro, South
Carolina facility. Additionally, charges related to Euroball of $0 million and
$0.4 million were recorded in 2002 and 2001, respectively. Restructuring and impairment charges were 0.7% of sales in 2002 and 1.3% of sales in 2001.

         Selling, General and Administrative Expenses. Selling, general and administrative costs increased by $0.4 million, or 2.3%, from $16.8 million in
2001 to $17.1 million in 2002. The inclusion of a full year of Delta contributed
$0.1 million of the increase. Advisory services principally associated with the previously announced desire of certain original founders of the Company to liquidate their holdings in the Company's stock contributed $0.3 million of the increase. Other increases totaling $0.5 million are primarily attributable to incentive based compensation throughout the Company and strategic planning technology initiatives at Euroball. Offsetting these increases were decreased spending of approximately $0.8 million related to bad debt expense primarily related to the bankruptcy filing of a major Plastics Segment customer in 2001.
As a percentage of net sales, selling, general and administrative expenses decreased from 9.3% in 2001 to 8.9% in 2002.

         Depreciation and Amortizaton. Depreciation and amortization expenses decreased by $2.0 million from $13.2 million in 2001 to $11.2 million in 2002.
The adoption of FASB Statement No. 142 eliminated the amortization of goodwill and contributed $1.8 million of the decrease. The assets held for sale as a result of the closing of the Walterboro, South Carolina ball production facility, which are no longer depreciated, contributed $0.9 million of the decrease. Offsetting these decreases, were a full year of depreciation of Delta assets contributing $0.3 million and currency impacts at Euroball contributing
$0.3 million. As a percentage of sales, depreciation and amortization decreased from 7.3% in 2001 to 5.8% in 2002.

         Interest Expense. Interest expense decreased by $1.7 million from $4.2 million in 2001 to $2.5 million in 2002. The decrease is principally attributed to the decrease in interest rates and decreased average debt levels in 2002. As a percentage of net sales, interest expense decreased from 2.3% in 2001 to 1.3%
in 2002. See "Management's Discussion and Analysis of Financial Condition and
Results of Operations - Liquidity and Capital Resources".

         Net Gain on Involuntary Conversion. The Company had a gain on involuntary conversion of $0.0 million and $3.9 million in 2002 and 2001, respectively, related to insurance proceeds as a result of the March 12, 2000 fire at the Erwin production facility.

         Gain on Purchase of Minority Interest. The Company had a net
non-taxable gain on purchase of minority interest in 2002 of $5.9 million related to purchase of INA/FAG's 23% interest in Euroball. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations -
Overview".

         Minority Interest in Consolidated Subsidiary. Minority interest of consolidated subsidiary increased $1.0 million from $1.8 million in 2001 to $2.8 million in 2002. This increase is due entirely to the Euroball joint venture which has been consolidated since its formation, August 1, 2000. The Company is required to consolidate Euroball in its Consolidated Financial Statements due to
its majority ownership. The Company owns 77% of the shares of the joint venture with the remaining minority partner owning the remaining 23%. Minority interest in consolidated subsidiary represents the combined interest in Euroball's earnings of the minority partners and the 49% interest in NN Arte's earnings of the minority partner (the 49% interest in NN Arte's earning is zero in 2002 and
2001). See "Management's Discussion and Analysis of Financial Condition and
Results of Operations - Overview".

         Net Income. Net income increased $9.0 million from $4.7 in 2001 to
$13.7 million in 2002. As a percentage of net sales, net income increased from
2.6% in 2001 to 7.1% in 2002.

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
Offsetting this increase were decreased sales in the Domestic Ball and Roller and Plastics Segments in the last half of the year due to slowing demand related to the overall economic environment in the United States. Decreased sales during the year for the Plastics Segment were due to the economic environment as well as significantly decreased sales to one customer.

         Gross Profit. Gross profit increased by $4.7 million, or 12.4% from
$38.2 million in 2000 to $42.9 million in 2001. Adjusting for the performance of the Ireland facility, the Euroball joint venture contributed an additional $10.4 million of gross profit. The inclusion of 10.5 months of Delta's results contributed an additional $3.3 million in gross profit, while the sales volume deterioration in the Domestic Ball and Roller and Plastics Segments decreased gross profit $9.0 million. Gross profit decreased from 28.9% of net sales in
2000 to 23.8% of net sales in 2001.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5.2 million, or 44.8% from $11.6 million in 2000 to $16.8 million in 2001. The inclusion of a full year of Euroball results, adjusting for the Ireland facility, accounted for $3.5 million of the increase. The inclusion of 10.5 months of Delta's results accounted for $1.2 million of the increase. Additionally, bad debt expense related primarily to the bankruptcy filing of a major Plastics Segment customer contributed $0.8 million.
Offsetting these increases were decreased spending related to cost reduction and cost containment efforts throughout the Company. As a percentage of net sales, selling, general and administrative expenses increased from 8.8% in 2000 to 9.3%
in 2001.

         Depreciation and Amortization. Depreciation and amortization expenses increased $4.0 million, or 43.5% from $9.2 million in 2000 to $13.2 million in
2001. The inclusion of a full year of Euroball results, adjusting for the
Ireland facility, accounted for $2.8 million of the increase. The inclusion of
10.5 months of Delta's results accounted for $1.1 million of the increase. As a percentage of net sales, depreciation and amortization increased from 6.9% in
2000 to 7.3% in 2001.

         Interest Expense. Interest expense increased by $2.4 million from $1.8 million in 2000 to $4.2 million in 2001. Interest expense related to the purchase of Delta accounted for $1.0 million of the increase. Additionally, the inclusion of a full year of interest expense related to the debt incurred by
Euroball accounted for approximately $1.2 million of the increase. As a percentage of net sales, interest expense increased from 1.3% in 2000 to 2.3% in
2001. See "Management's Discussion and Analysis of Financial Condition -
Liquidity and Capital Resources."

         Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates decreased $0.05 million from $0.05 million in 2000 to
$0. The decrease is due to the Company's share of earnings from the NN General joint venture with General Bearing Corporation. Effective December 21, 2001, the
Company sold its minority interest in Jiangsu General Ball & Roller Company,
LTD, a Chinese ball and roller manufacturer located in Rugao City, Jiangsu
Province, China. To effect the transaction, the Company sold its 50% ownership in NN General, LLC, which owns a 60% interest in the Jiangsu joint venture to its partner, General Bearing Corporation for cash of $0.6 million and notes of
$3.3 million. In 2001, the Company recorded a non-cash after-tax loss on the sale of its investment in this joint venture of $144,000. See Note 4 of the
Notes to Consolidated Financial Statements for additional financial information.

         Net Gain on Involuntary Conversion. The Company had a net gain on involuntary conversion of $3.9 million in 2001 related to insurance proceeds as a result of the March 12, 2000 fire at the Erwin facility.

         Minority Interest in Consolidated Subsidiary. Minority interest of consolidated subsidiary increased $1.1 million from $0.7 million in 2000 to $1.8 million in 2001. This increase is due entirely to the Euroball joint venture which has been consolidated since its formation, August 1, 2000. The Company is required to consolidate Euroball in its Consolidated Financial Statements due to
its majority ownership. The Company owns 54% of the shares of the joint venture with the minority partners owning the remaining 46%. Minority interest in consolidated subsidiary represents the combined 46% interest in Euroball's earnings of the minority partners and the 49% interest in NN Arte's earnings of the minority partners (the 49% interest in NN Arte's earning is zero in 2001 and
2000).

         Net Income. Net income decreased $5.2 million, or 52.3%, from $10.0 million in 2000 to $4.7 million in 2001. As a percentage of net sales, net income decreased from 7.6% in 2000 to 2.6% in 2001.

Liquidity and Capital Resources

         In July 2000, NN Euroball ApS, and its subsidiaries entered into a loan agreement with HypoVereinsbank Luxembourg S.A. as agent for Bayerische Hypo-und
Vereinsbank AG of Munich, Germany for a senior secured revolving credit facility of Euro 5.0 million, expiring on July 15, 2006 and a senior secured term loan facility of Euro 36.0 million, expiring on July 15, 2006. On July 31, 2000, upon closing of the joint venture, NN Euroball ApS borrowed a total of Euro 31.5 million against these facilities for acquisition financing. Additional working capital and capital expenditure financing are provided for under the facility.
Amounts outstanding under the facilities accrue interest at a floating rate equal to EURIBOR (2.87% at December 31, 2002) plus an applicable margin of between 0.8% to 2.25% based upon calculated financial ratios. The loan agreement contains various restrictive financial and non financial covenants. Restrictive covenants which specify, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain financial ratios. These facilities also include certain negative pledges. Amounts outstanding under the Facility
Agreement are secured by the stock, inventory and accounts receivable of
Euroball ApS. Euroball was in compliance with all such covenants at December 31,
2002. At December 31, 2002, Euro 9.8 million was available to Euroball under these facilities.

         On July 20, 2001, the Company entered into a syndicated loan agreement with AmSouth Bank ("AmSouth") as the administrative agent for the lenders, for a senior non-secured revolving credit facility of up to $25 million, expiring on
July 25, 2003 and a senior non-secured term loan for $35 million expiring on
July 1, 2006. On July 12, 2002, the Company amended this credit facility to convert the term loan portion in to a reducing revolving credit line providing initial availability equivalent to the balance of the term loan prior to the amendment. Amounts available for borrowing under this facility will be reduced by $7.0 million per annum and the facility will expire on July 1, 2006.
Additionally, on July 31, 2002, the Company amended the credit facility again to extend the $25 million senior non-secured revolving credit facility to July 25,
2004. Amounts outstanding under the revolving facility and term loan facility bear interest at a floating rate equal to LIBOR (1.38% at December 31, 2002)
plus an applicable margin of 0.75% to 2.00% based upon calculated financial ratios. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that the Company must maintain a minimum fixed charge coverage ratio, a minimum funded indebtedness to EBITDA ratio and a maximum funded indebtedness to capitalization ratio and limits the amount of capital expenditures we may make in any fiscal year. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. The Company's ownership in NN Euroball ApS has been pledged as collateral. The Company was in compliance with all such covenants as of December
31, 2002.

        We are in the process of renegotiating our existing credit facilities.
We expect to have the new facilities in place early during the second quarter of 2003.  Prior to entering into the new loan agreements, we expect to obtain short-term working capital financing from our existing lender of approximately
$3.5 million.

         To date, cash generated by Euroball and its subsidiaries has been used exclusively for general Euroball-specific purposes including investments in property, plant and equipment and prepayment of the Euroball senior secured term loan, which is secured by Euroball and its subsidiaries. Accordingly, no dividends have been declared or paid that may have been used by the Company to pay down our domestic credit facilities. While the Company controls the declaration of such dividends, we would only receive cash distributed in accordance with our ownership percentage in Euroball.

         The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with foreign customers (other than foreign customers that have entered into an inventory management program with the
Company) generally provide that payments are due within 90 or 120 days following the date of shipment. Under the Domestic Ball and Roller Segments inventory management program with certain European customers, payments typically are due within 30 days after the customer uses the product. The Company's sales and receivables can be influenced by seasonality due to the Company's relative percentage of European business coupled with many foreign customers ceasing production during the month of August. For information concerning the Company's quarterly results of operations for the years ended December 31, 2002 and 2001, see Note 15 of the Notes to Consolidated Financial Statements.

         The Company bills and receives payment from some of its foreign customers in Euro as well as other currencies. To date, the Company has not been materially adversely affected by currency fluctuations or foreign exchange restrictions. Nonetheless, as a result of these sales, the Company's foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of December 31, 2002, no currency hedges were in place. In addition, a strengthening of the U.S.

dollar and/or Euro against foreign currencies could impair the ability of the
Company to compete with international competitors for foreign as well as domestic sales.

         Working capital, which consists principally of accounts receivable and inventories, was $21.2 million at December 31, 2002 as compared to $23.1 million at December 31, 2001. The ratio of current assets to current liabilities decreased from 1.71:1 at December 31, 2001 to 1.53:1 at December 31, 2002. Cash
flow from operations increased to $31.1 million during 2002 from $24.6 million during 2001.

          During 2003, the Company plans to spend approximately $9.4 million on capital expenditures related primarily to equipment and process upgrades and replacements. The Company intends to finance these activities with cash generated from operations and funds available under our credit facilities, which are in the process of renegotiation. The Company believes that funds generated from operations and borrowings from the renegotiated credit facilities will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 2003.

         Beginning in January 2003 SKF may exercise its right under the
Shareholders Agreement to cause the Company to purchase its interest in Euroball based on the Put Formula in the Shareholders Agreement. The Company anticipates that if such purchase becomes necessary, it may need to borrow additional funds.
Because the purchase price is based on a formula using Euroball's historical earnings and cash flow, the exact amount of the put cannot be determined until the put right is exercised.  SKF has informed us that it intends to exercise its right and we expect to purchase its interest during the second quarter of 2003.

          The table below sets forth certain of the Company's contractual obligations and commercial commitments as of December 31, 2002:

=========================== ================================================================================
         Certain                                        Payments Due by Period
 Contractual Obligations
=========================== ================================================================================
                                 Total        Less than 1      1-3 years       4-5 years     After 5 years
                                                 year
=========================== ================ ============== ================ =============== ===============
Long-Term Debt                    $  46,135        $    --          $39,063          $7,072        $     --
=========================== ================ ============== ================ =============== ===============
Operating Leases                  $  17,772        $ 1,422          $ 2,486          $1,952        $ 11,912
=========================== ================ ============== ================ =============== ===============
Other Long-Term
Obligations                       $  62,180        $21,615          $40,565           $  --        $     --
=========================== ================ ============== ================ =============== ===============
Total Contractual Cash            $ 126,087        $23,037          $82,114          $9,024        $ 11,912
Obligations
=========================== ================ ============== ================ =============== ===============

         Other Long-Term Obligations consist principally of steel purchase commitments at the Euroball Segment (See Note 14 of the Notes to Consolidated
Financial Statements.)

The Euro

         The Company currently has operations in Ireland, Germany and Italy, all of which are Euro participating countries, and, each facility sells product to customers in many of the participating countries. The Euro has been adopted as the functional currency at all of Euroball's locations.

Seasonality and Fluctuation in Quarterly Results

         The Company's net sales historically have been seasonal in nature, due to a significant portion of the Company's sales being to European customers that cease or significantly slow production during the month of August. For information concerning the Company's quarterly results of operations for the years ended December 31, 2002 and 2001, see Note 14 of the Notes to Consolidated
Financial Statements.

Inflation and Changes in Prices

         While the Company's operations have not been materially affected by inflation during recent years, prices for 52100 Steel, engineered resins and other raw materials purchased by the Company are subject to material change. For example, during 1995, due to an increase in worldwide demand for 52100 Steel and the decrease in the value of the United States dollar relative to foreign currencies, the Company experienced an increase in the price of 52100 Steel and some difficulty in obtaining an adequate supply of 52100 Steel from its existing suppliers. In the Company's U.S. operations our typical pricing arrangements with steel suppliers are subject to adjustment once every six months. The
Company's Euroball

Segment has entered into long term agreements with its primary steel supplier which provide for standard terms and conditions and annual pricing adjustments to offset material price fluctuations in steel. The Company typically reserves the right to increase product prices periodically in the event of increases in its raw material costs. In the past, the Company has been able to minimize the impact on its operations resulting from the 52100 Steel price fluctuations by taking such

measures. Certain sales agreements are in effect with SKF and INA/FAG, which provide for minimum purchase quantities and specified, annual sales price adjustments that may be modified up or down for changes in material costs. These agreements expire during 2006.

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for
Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB
issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain
Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138
require that derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000, which for the
Company was effective January 1, 2001.

          In June 2001, the FASB issued Statement of Financial Accounting
Standards No. 141, "Business Combinations" (Statement No. 141), and Statement of
Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"
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

         As a result of adopting these standards in the first quarter of 2002, the Company no longer amortizes goodwill. The Company estimates that amortization expense for goodwill would have been approximately $1.8 million (or
$1.0 million net of tax and minority interest) for the twelve-month period ended
December 31, 2002.

         In July 2001, the FASB issued Statement of Financial Accounting
Standards No. 143, "Accounting For Asset Retirement Obligations." This Statement
requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of the Statement is required for fiscal years beginning after June 15, 2002. Management believes that, as of December 31, 2002, it is not materially affected by SFAS No. 143.

         In October 2001, The FASB issued Statement of Financial Accounting
Standards No. 144, "Accounting For The Impairment or Disposal of Long-lived
Assets." This Statement supercedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial condition.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections". SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classifications gains and losses from extinguishment of debt as extraordinary items. Additionally, the SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is applicable for the Company at the beginning of fiscal year 2003, with the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Management believes that, as of December 31, 2002, it is not materially affected by SFAS No. 145.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure - an amendment of FASB
Statement No. 123". SFAS No. 148 provides alternative methods of transition for
a
                                       23

voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the

provisions of SFAS 123, which encourages but does not require a fair value based method of accounting for stock compensation plans. The Company has elected to continue accounting for its stock compensation plan using the intrinsic value based method under APB Opinion No. 25. See Note 10 of the Notes to Consolidated
Financial Statements.

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others," an interpretation of FASB
Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to changes in financial market conditions in the normal course of its business due to its use of certain financial instruments as well as transacting in various foreign currencies. To mitigate its exposure to these market risks, the Company has established policies, procedures and internal processes governing its management of financial market risks. The
Company is exposed to changes in interest rates primarily as a result of its borrowing activities. Domestically, these borrowings which include a $25 million senior, non-secured floating rate revolving credit facility which is used to maintain liquidity and fund its business operations domestically as well as a reducing revolving credit line facility. In Europe, Euroball has a 5.0 million euro floating rate credit facility, and a 6.0 million euro floating rate secured term loan. At December 31, 2002, the Company had $48.1 million outstanding under the domestic revolving credit facility and Euroball had 5.0 million euro outstanding under the Euroball credit facility. A one-percent increase in the interest rate charged on the Company's outstanding borrowings under both credit facilities would result in interest expense increasing by approximately $531,000 during 2002 and $547,000 during 2001. In connection with a variable EURIBOR rate debt financing in July 2000 the Company's majority owned subsidiary, NN Euroball
ApS entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for the Company to receive variable
Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to principal payments on the underlying debt over the life of the swap. The nature and amount of the Company's borrowings may vary as a result of future business requirements, market conditions and other factors.

         Translation of the Company's operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. The Company, mainly at its Euroball Segment, bills and receives payment from some of its foreign customers in their own currency. To date, the Company has not been materially adversely affected by currency fluctuations of foreign exchange restrictions. However, to help reduce exposure to foreign currency fluctuation, management has incurred debt in Euros and periodically used foreign currency hedges. These currency hedging programs allow management to hedge currency exposures when these exposures meet certain discretionary levels. The Company did not hold a position in any foreign currency hedging instruments as of
December 31, 2002.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements

Financial Statements                                                                           Page

         Report of Independent Auditors for the years ended December 31, 2002, 2001 and 2000...26

         Consolidated Balance Sheets at December 31, 2002 and 2001.............................27

         Consolidated Statements of Income and Comprehensive Income for the
         three years ended December 31, 2002...................................................28

         Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2002.........................................................29

         Consolidated Statements of Cash Flows for the three years ended
         December 31, 2002.....................................................................30

         Notes to Consolidated Financial Statements............................................31

                          Independent Auditors' Report

The Board of Directors
NN, Inc.:

We have audited the accompanying consolidated balance sheets of NN, Inc. as of
December 31, 2002 and 2001 and the related consolidated statements of income and comprehensive income, consolidated statements of changes in stockholders'
equity, and consolidated statements of cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NN, Inc. as of
December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of
America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in
2002 and changed its method of accounting for derivative instruments and hedging activities in 2001.

                                  /s/ KPMG LLP

Charlotte, North Carolina
February 24, 2003

                                    NN, Inc.
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001
                      (In thousands, except per share data)
Assets                                                                          2002                     2001
                                                                            -------------            -------------
Current assets:

        Cash and cash equivalents                                                $ 5,144                  $ 3,024
        Accounts receivable, net                                                  28,965                   24,832
        Inventories, net                                                          23,402                   23,418
        Other current assets                                                       2,501                    3,034
        Current deferred tax asset                                                 1,400                    1,309
                                                                            -------------            -------------
                Total current assets                                              61,412                   55,617

Property, plant and equipment, net                                                88,199                   82,770
Assets held for sale                                                               2,214                    4,348
Goodwill                                                                          42,166                   40,282
Other non-current assets                                                           4,016                    4,385
Non-current deferred tax asset                                                        --                      733
                                                                            -------------            -------------
Total assets                                                                   $ 198,007                $ 188,135
                                                                            =============            =============

Liabilities and Stockholders' Equity
Current liabilities:
        Accounts payable                                                         $22,983                 $ 14,552
        Bank overdraft                                                                37                    1,141
        Accrued salaries, wages and benefits                                       6,354                    3,813
        Income taxes payable                                                         620                    1,514
        Payable to affiliates                                                        566                    1,277
        Current maturities of long-term debt                                       7,000                    7,000
        Other liabilities                                                          2,674                    3,187
        Current deferred tax liability                                                --                       50
                                                                            -------------            -------------
                Total current liabilities                                         40,234                   32,534

Minority interest in consolidated subsidiaries                                    19,706                   30,932
Non-current deferred tax liability                                                 9,334                    7,362
Long-term debt                                                                    46,135                   47,661
Accrued pension and other                                                          9,319                    7,607
                                                                            -------------            -------------
                Total liabilities                                                124,728                  126,096
                                                                            -------------            -------------

Stockholders' equity:
        Common stock - $0.01 par value, authorized
          45,000 shares, issued and outstanding
          15,367 shares in 2002 and 15,317 shares in 2001                            154                      154
        Additional paid-in capital                                                31,187                   30,841
        Retained earnings                                                         44,888                   36,139
        Accumulated other comprehensive loss                                     (2,950)                  (5,095)
                                                                            -------------            -------------
                Total stockholders' equity                                        73,279                   62,039
                                                                            -------------            -------------
                Total liabilities and stockholders' equity                      $198,007                 $188,135
                                                                            =============            =============

                          See accompanying notes to consolidated financial statements

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                  Years ended December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

                                                                   2002              2001             2000
                                                               -------------     -------------     ------------
Net sales                                                          $192,856          $180,151         $132,129
Cost of products sold                                               144,274           137,221           93,926
                                                               -------------     -------------     ------------
      Gross profit                                                   48,582            42,930           38,203

Selling, general and administrative                                  17,134            16,752           11,571
Depreciation and amortization                                        11,212            13,150            9,165
Restructuring and impairment costs                                    1,277             2,312               --
                                                               -------------     -------------     ------------
Income from operations                                               18,959            10,716           17,467

Interest expense                                                      2,451             4,196            1,773
Equity in earnings of unconsolidated affiliates                          --                --             (48)
Net gain on involuntary conversion                                       --           (3,901)            (728)
Gain on purchase of minority interest                               (5,904)                --               --
Other income                                                          (487)             (186)            (136)
                                                               -------------     -------------     ------------
Income before provision for income taxes                             22,899            10,607           16,606
Provision for income taxes                                            6,457             4,094            5,959
Minority interest in consolidated subsidiaries                        2,778             1,753              660
                                                               -------------     -------------     ------------
      Income before cumulative effect of change
         in accounting principle                                     13,664             4,760            9,987
      Cumulative effect of change in accounting
         principle, net of income tax benefit of $112
         and related minority interest impact of $84                     --                98               --
                                                               -------------     -------------     ------------
Net income                                                           13,664             4,662            9,987

Other comprehensive income (loss):
      Additional minimum pension liability, net of tax                 (28)              (53)               --
      Foreign currency translation                                    2,173           (3,357)              (7)
                                                               -------------     -------------     ------------
         Comprehensive income                                      $ 15,809          $  1,252          $ 9,980
                                                               =============     =============     ============

Basic income per share:
      Income before cumulative effect of change
         in accounting principle                                    $  0.89           $  0.31          $  0.66
      Cumulative effect of change in accounting
         principle                                                       --            (0.01)               --
                                                               -------------     -------------     ------------
      Net income                                                    $  0.89           $  0.31          $  0.66
                                                               =============     =============     ============
      Weighted average shares outstanding                            15,343            15,259           15,247
                                                               =============     =============     ============

Diluted income per share:
      Income before cumulative effect of change
         in accounting principle                                    $  0.87           $  0.31          $  0.64
      Cumulative effect of change in accounting
         principle                                                       --            (0.01)               --
                                                               -------------     -------------     ------------
      Net income                                                    $  0.87           $  0.30          $  0.64
                                                               =============     =============     ============
Weighted average shares outstanding                                  15,714            15,540           15,531
                                                               =============     =============     ============

                          See accompanying notes to consolidated financial statements

                                                                   NN, Inc.
                                          Consolidated Statements of Changes in Stockholders' Equity
                                                 Years ended December 31, 2002, 2001 and 2000
                                                                (In thousands)

                                                    Common Stock                                                 Accumulated
                                              --------------------------     Additional                             Other
                                                Number           Par           Paid-In         Retained         Comprehensive
                                               of shares        Value          Capital         Earnings             Loss               Total
                                              ------------    ----------    --------------    ------------    ------------------     -----------

Balance, December 31, 1999                         15,244          $153           $30,398         $31,255             $ (1,678)         $60,128
      Shares Issued                                     3            --                16              --                    --              16
      Net income                                       --            --                --           9,987                    --           9,987
      Dividends paid                                   --            --                --         (4,878)                    --         (4,878)
      Cumulative translation loss                      --            --                --              --                   (7)             (7)
                                              ------------    ----------    --------------    ------------    ------------------     -----------

Balance, December 31, 2000                         15,247          $153           $30,414         $36,364             $ (1,685)         $65,246
      Shares Issued                                    70             1               427              --                    --             428
      Net income                                       --            --                --           4,662                    --           4,662
      Dividends paid                                   --            --                --         (4,887)                    --         (4,887)
      Additional minimum pension liability             --            --                --              --                  (53)            (53)
      Cumulative translation loss                      --            --                --              --               (3,357)         (3,357)
                                              ------------    ----------    --------------    ------------    ------------------     -----------

Balance, December 31, 2001                         15,317          $154           $30,841         $36,139             $ (5,095)         $62,039
      Shares Issued                                    50            --               346              --                    --             346
      Net income                                       --            --                --          13,664                    --          13,664
      Dividends paid                                   --            --                --         (4,915)                    --         (4,915)
      Additional minimum pension liability             --            --                --              --                  (28)            (28)
      Cumulative translation gain                      --            --                --              --                 2,173           2,173
                                              ------------    ----------    --------------    ------------    ------------------     -----------

Balance, December 31, 2002                         15,367          $154           $31,187         $44,888              $(2,950)         $73,279
                                              ============    ==========    ==============    ============    ==================     ===========

                          See accompanying notes to consolidated financial statements

                                                               NN, Inc.
                                                 Consolidated Statements of Cash Flows
                                             Years Ended December 31, 2002, 2001 and 2000
                                                            (In Thousands)
                                                                                           2002                2001            2000
                                                                                        ------------    ------------    ------------
Cash flows from operating activities:
      Net Income                                                                            $13,664         $ 4,662         $ 9,987
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                          11,212          13,340           9,165
      Cumulative effect of change in accounting principle                                        --              98              --
      Loss on disposals of property, plant and equipment                                       (25)              --           1,194
      Loss on sale of NNG                                                                        --             222              --
      Gain on purchase of minority interest                                                 (5,904)              --              --
      Equity in earnings of unconsolidated affiliates                                            --              --            (48)
      Deferred income tax                                                                     2,564             433           1,185
      Interest income on receivable from unconsolidated affiliates                               --           (104)           (159)
      Minority interest in consolidated subsidiary                                            2,778           1,753             660
      Restructuring costs and impairment costs                                                1,277           2,312              --
      Changes in operating assets and liabilities:
               Accounts receivable                                                          (2,733)           6,838           1,955
               Inventories                                                                    1,479           1,175         (3,021)
               Other current assets                                                           4,795         (1,461)           (106)
               Other assets                                                                      35           (618)         (1,719)
               Accounts payable                                                               5,535         (2,846)           5,544
               Other liabilities                                                            (2,733)         (1,187)           2,227
                                                                                        ------------    ------------    ------------
                    Net cash provided by operating activities                                31,087          24,617          26,864
                                                                                        ------------    ------------    ------------

Cash flows from investing activities:
      Acquisition of businesses, net of cash acquired                                            --        (23,496)        (57,788)
      Purchase of minority interest                                                        (13,802)              --              --
      Acquisition of property, plant and equipment                                          (7,591)         (6,314)        (17,910)
      Sale of NNG                                                                                --             622              --
      Long-term note receivable                                                                 200              --         (3,440)
      Investment in unconsolidated affiliates                                                    --              --           (172)
      Proceeds from disposals of property, plant and equipment                                   65             106              --
                                                                                        ------------    ------------    ------------
                 Net cash used by investing activities                                     (21,128)        (29,082)        (79,310)
                                                                                        ------------    ------------    ------------

Cash flows from financing activities:
      Net proceeds under revolving line of credit                                                --              --           7,547
      Minority shareholders contributions                                                        --              --          29,600
      Proceeds from long-term debt                                                           13,802          71,430          25,817
      Bank overdrafts                                                                       (1,103)             687           (785)
      Repayment of long-term debt                                                          (16,708)        (65,946)              --
      Proceeds (repayment) of short-term debt                                                    --         (2,000)           2,000
      Proceeds from issuance of stock                                                           346             428              16
      Cash dividends                                                                        (4,915)         (4,887)         (4,878)
                                                                                        ------------    ------------    ------------
                 Net cash provided (used) by financing activities                           (8,578)           (288)          59,317
                                                                                        ------------    ------------    ------------

      Effect of exchange rate changes                                                           739           (496)             (7)

      Net change in cash and cash equivalents                                                 2,120         (5,249)           6,864
      Cash and cash equivalents at beginning of period                                        3,024           8,273           1,409
                                                                                        ------------    ------------    ------------
      Cash and cash equivalents at end of period                                            $ 5,144         $ 3,024         $ 8,273
                                                                                        ============    ============    ============

Supplemental schedule of non-cash investing and financing activities:
      Note received related to sale of NNG                                                   $   --         $ 3,300          $   --

     Cash paid for interest and income taxes was as follows:
           Interest                                                                         $ 1,965          $3,596         $ 1,917
           Income taxes                                                                       4,774           2,845           5,207
                                                                                        ============    ============    ============

                          See accompanying notes to consolidated financial statements

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
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
              The Company's Euroball Segment, which was acquired in July 2000,
              (see Note 2) is comprised of manufacturing facilities located in
              Kilkenny, Ireland, Eltmann, Germany, and Pinerolo, Italy. All of
              the facilities in the Euroball Segment are engaged in the
              production of precision balls. The Plastics Segment consists of
              IMC, acquired in July 1999, NN Arte, formed in August 2000 and
              Delta Rubber, acquired in February 2001. IMC has two production facilities in Texas, NN Arte has one production facility in
              Guadalajara, Mexico and Delta Rubber has two production facilities in Connecticut (see Note 2). All of the Company's segments sell to foreign and domestic customers.

       (b)    Cash and Cash Equivalents

              The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

       (c)    Inventories

              Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

       (d)    Property, Plant and Equipment

              Property, plant and equipment are stated at cost less accumulated depreciation. Assets held for sale are stated at lower of cost or fair market value less selling cost. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When a major property item is retired, its cost and related accumulated depreciation or
              amortization are removed from the property accounts and any gain or loss is recorded in income or expense, respectively. The
              Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the years ended December 31, 2002 and 2001, the Company incurred an impairment charge of $1,199 and $1,083 respectively, to write-down the land, building and equipment at the Walterboro, SC production facility to its net realizable value, which was principally based upon fair market value appraisals and valuations. As of December
              31, 2002 and 2001, the carrying value of this land, building and equipment of $2,214 and $4,348, respectively, has been classified as a component of assets held for sale in the accompanying financial statements. During the year ended December 31, 2000, the
              Company did not incur any impairment charges.

              Depreciation is provided principally on the straight-line method over the estimated useful lives of the depreciable assets for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes.

       (e)    Revenue Recognition

              The Company generally recognizes a sale when goods are shipped and ownership is assumed by the customer. The Company has an inventory management program for certain major ball and roller customers whereby sales are recognized when products are used by the customer from consigned stock, rather than at the time of
              shipment. Under both circumstances, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sellers' price is determinable and collectibility is reasonably assured.

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

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

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
              As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

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
              The ownership interests of other shareholders in companies that are more than 50% owned, but less than 100% owned by the Company, are reflected as minority interests. Minority interest represents the minority shareholders interest of NN Euroball ApS and NN Arte.

       (j)    Foreign Currency Translation

              Assets and liabilities of the Company's foreign subsidiary are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year.
              Translation adjustments are reported as a component of other comprehensive income.

       (k)    Goodwill

              In June 2001, the FASB issued Statement of Financial Accounting
              Standards No. 141, "Business Combinations" (Statement No. 141),
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

              Goodwill: The Company recognized the excess of the purchase price of an acquired entity over the fair value of the net identifiable assets as goodwill. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances.
              Impairment losses are recognized whenever the implied fair value of

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

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

              The Company completed the transitional goodwill impairment reviews required by the new standards during the first six months of 2002 and the annually required goodwill impairment review during the fourth quarter of 2002. In performing the impairment reviews, the
              Company estimated the fair values of the reporting units using a method that incorporates valuations derived from EBITDA multiples based upon market multiples and recent capital market transactions and also incorporates valuations determined by each segment's discounted future cash flows. As of January 1, 2002, the
              transition day and as of October 1, 2002, the annual review date, there was no impairment to goodwill as the fair values exceeded the carrying values of the reporting units. As of December 31,
              2002, the carrying amounts of goodwill by reporting units are as follows: $26.1 million for the Plastics Segment and $16.1 million for the Euroball Segment. Since the transition date, January 1,
              2002, the increase in goodwill of $1.9 million is principally due to foreign currency translation adjustments at the Euroball
              Segment.

              The table below describes the impact of the amortization of goodwill for the three month and twelve month period ended
              December 31, 2002, 2001 and 2000:

                                                      For the Three Months                         For the Twelve Months
                                                       Ended December 31,                           Ended December 31,
                                              2002            2001           2000           2002           2001           2000
                                            ----------     -----------     ----------    ------------    ----------    ------------
            Reported net income                $7,289        $(1,036)         $3,192         $13,664        $4,662          $9,987
            Add back:  Goodwill
               amortization, net of tax
               and minority interest               --             272            138              --           983             484
                                            ----------     -----------     ----------    ------------    ----------    ------------
            Pro-forma net income               $7,289           (764)            138         $13,664        $5,645         $10,471
                                            ==========     ===========     ==========    ============    ==========    ============
            Basic earnings per share:
               Reported net income              $0.47         $(0.07)          $0.21           $0.89         $0.31           $0.66
               Goodwill amortization               --            0.02           0.01              --          0.06            0.03
                                            ----------     -----------     ----------    ------------    ----------    ------------
               Pro-forma net income             $0.47         $(0.05)          $0.22           $0.89         $0.37           $0.69
                                            ==========     ===========     ==========    ============    ==========    ============

            Diluted earnings per share:
               Reported net income              $0.46         $(0.07)          $0.21           $0.87         $0.30           $0.64
               Goodwill amortization               --            0.02           0.01              --          0.06            0.03
                                            ----------     -----------     ----------    ------------    ----------    ------------
               Pro-forma net income             $0.46         $(0.05)          $0.21           $0.87         $0.36           $0.67
                                            ==========     ===========     ==========    ============    ==========    ============

        (l)   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

              The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of or
              Disposal of Long-Lived Assets." This Statement supercedes
              Statement No. 121 but retains many of its fundamental provisions.
              Additionally, this Statement expands the scope of discontinued
              operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted Statement No. 144 effective January 1, 2002. Assets to be held and used are tested for recoverability when indications of

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

              impairment are evident. If the reviewed carrying value of the asset is not recoverable the asset is written down to the lesser of recoverable value or carrying value. Assets held for sale are carried at the lesser of carrying value or fair value less costs of disposal.

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

       (n)    Reclassifications

              Certain 2001 and 2000 amounts have been reclassified to conform with the 2002 presentation.

       (o)    Derivative Financial Instruments

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

              The Company has an interest rate swap accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 133,
              "Accounting for Derivative Instruments and Hedging Activities".
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

              In connection with a variable EURIBOR rate debt financing in July
              2000 the Company's majority owned subsidiary, NN Euroball ApS entered into an interest rate swap with a notional amount of Euro
              12.5 million for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for the Company to receive variable Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to principal payments on the underlying debt over the life of the swap.

              The cumulative effect of a change in accounting principle for the adoption of SFAS No. 133 effective January 1, 2001 resulted in a transition adjustment net loss of $98 which is net of an income tax benefit of $112 and the related minority interest impact of
              $84. The interest rate swap does not qualify for hedge accounting under the provisions of SFAS No. 133; therefore, the transition adjustment for adoption of SFAS No. 133 and any subsequent periodic changes in fair value of the interest rate swap are recorded in earnings.

              As of December 31, 2002 and 2001, the fair value of the swap is a before tax loss of approximately $485 and $374, respectively, which is recorded in other non-current liabilities. The change in fair value during the years ended December 31, 2002 and 2001 was a loss of approximately $51 and $80 (excluding the impact of foreign currency), respectively, which has been included as a component of other income.

       (p)    Recently Issued Accounting Standards

              In July 2001, the FASB issued Statement of Financial Accounting
              Standards No. 143, "Accounting For Asset Retirement Obligations."
              This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of the Statement is required for fiscal years beginning after June 15, 2002. Management believes that, as of December 31, 2002, it is not materially affected by
              SFAS No. 143.

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

              In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB
              Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13,
              and Technical Corrections". SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classifications gains and losses form
              extinguishment of debt as extraordinary items. Additionally, the
              SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is applicable for the Company at the beginning of fiscal year 2003, with the provisions related to SFAS
              No. 13 for transactions occurring after May 15, 2002. Management believes that, as of December 31, 2002, it is not materially affected by SFAS No. 145.

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

              In December 2002, the FASB issued SFAS No. 148, "Accounting for
              Stock-Based Compensation - Transition and Disclosure - an
              amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the provisions of SFAS 123, which encourages but does not require a fair value based method of accounting for stock compensation plans. The Company has elected to continue accounting for its stock compensation plan using the intrinsic value based method under APB Opinion No. 25. See Note 10 of the Notes to Consolidated
              Financial Statements.

              The Company has elected to continue accounting for its stock compensation plan using the intrinsic value based method under APB
              Opinion No. 25 and, accordingly, has not recorded compensation expense for each of the three years ended December 31, 2002, except as discussed above. Had compensation cost for the Company's stock compensation plan been determined based on the fair value at the option grant dates, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated
              below:

                                                                                   Year ended December 31,
                                                                             2002          2001          2000
                                                                         ------------  -----------   ------------
              Net income - as reported                                     $  13,664      $  4,662      $  9,987
                 Stock based compensation costs, net of income
                  tax, included in net income as reported                         --            --            --
                 Stock based compensation costs, net of income
                  tax, that would have been included in net
                  income if the fair value method had been
                  applied                                                        488           315           183
                                                                         ------------  -----------   ------------
              Net income - proforma                                         $ 13,176      $  4,347      $  9,804
                                                                         ============  ===========   ============

              Earnings per share - as reported                            $     0.89     $    0.31     $    0.66
                 Stock based compensation costs, net of income
                  tax, included in net income as reported                         --            --            --
                 Stock based compensation costs, net of income
                  tax, that would have been included in net
                  income if the fair value method had been
                  applied                                                       0.03          0.03          0.02
                                                                         ------------  -----------   ------------
              Earnings per share - proforma                               $     0.86     $    0.28      $   0.64
                                                                         ============  ===========   ============

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

              Earnings per share-assuming dilution - as reported           $    0.87    $    0.30      $   0.64
              Stock based compensation costs, net of income tax,
                  included in net income as reported                              --           --            --
              Stock based compensation costs, net of income tax,
                  that would have been included in net income if
                  the fair value method had been applied                        0.03         0.02          0.01
                                                                        ------------  -----------   ------------
              Earnings per share - assuming dilution-proforma              $    0.84    $    0.28      $   0.63
                                                                        ============  ===========   ============

              The fair value of each option grant was estimated based on actual information available through December 31, 2002, 2001 and 2000 using the Black Scholes option-pricing model with the following assumptions:

              Term                       Vesting period
              Risk free interest rate    3.28%, 4.75% and 5.1% for 2002, 2001 and 2000, respectively
              Dividend yield             3.2%, 2.8%, and 3.6% annually for 2002, 2001 and 2000, respectively
              Volatility                 50.11%, 40.7% and 39.5% for 2002, 2001 and 2000, respectively

       In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45,
       "Guarantor's Accounting and Disclosure Requirements for Guarantees,
       Including Indirect Guarantees of Indebtedness of Others," an
       interpretation of FASB Statements No. 5, 57, and 107 and rescission of
       FASB Interpretation No. 34. This interpretation elaborates the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December
       31, 2002 and are not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

(2)      Acquisitions and Purchase of Minority Interest

       On December 20, 2002 the Company completed the purchase of the 23%
       interest in NN Euroball, ApS ("Euroball") held by INA/FAG. Euroball was formed in 2000 by the Company, FAG Kugelfischer George Schaefer AG, which was subsequently acquired by INA - Schaeffler KG (collectively,
       "INA/FAG"), and AB SKF ("SKF"). INA/FAG is a global bearing manufacturer and one of our largest customers. The Company paid approximately 13,400
       Euro (13,800 million) for INA/FAG's interest in Euroball. The excess of minority interest in consolidated subsidiaries related to
       INA/FAG's 23% interest over the purchase price has been recorded as a non-taxable gain in the amount of approximately $5,904. Following the closing of the transaction, the Company owns 77% of the outstanding shares of Euroball and SKF owns the remaining 23%. SKF consented to our purchase of INA/FAG's interest pursuant to the terms of the Euroball
       Shareholder Agreement. SKF has informed us that it intends to exercise its right and we expect to purchase its interest during the second quarter of 2003.

       On February 16, 2001, the Company completed the acquisition of all of the outstanding stock of The Delta Rubber Company, ("Delta") a Connecticut corporation for $22,500 in cash, of which $500 was to be held in escrow for one year from the date of closing. Delta provides high quality engineered bearing seals and other precision-molded rubber products to original equipment manufacturers. The Company plans to continue the operation of the Delta business, which operates a manufacturing facility in Danielson, Connecticut. The excess of the purchase price over the fair value of the net identifiable assets acquired of $14,107 has been recorded as goodwill.

       Effective July 31, 2000, the Company completed its Euroball transaction.
       Completion of the transaction required the Company to start a majority owned stand-alone company in Europe, NN Euroball ApS, for the manufacture and sale of precision steel balls used for ball bearings and other products. As a result of this transaction the Company owned

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

       54% of the shares of NN Euroball, ApS, AB SKF (SKF), a Swedish Company, and
       FAG Kugelfischer Georg Schager AG (FAG), a German Company, owned 23% each.
       NN Euroball ApS subsequently acquired the steel ball manufacturing facilities located in Pinerolo, Italy (previously owned by SKF), Eltmann,
       Germany (previously owned by FAG) and Kilkenny, Ireland (previously owned by the Company). NN Euroball ApS paid approximately $57,788 for the net assets originally acquired from SKF and FAG. The acquisitions of the
       Pinerolo, Italy and Eltmann, Germany ball manufacturing facilities have been accounted for by the purchase method of accounting and, accordingly, the results of operations of Euroball have been included in the Company's consolidated financial statements from July 31, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired of $15,507 has been recorded as goodwill.

       Under the terms of a Shareholder Agreement between the Company and SKF, at any time after December 31, 2002, SKF can require the Company to purchase its shares of NN Euroball ApS. The purchase price of the shares is to be calculated based on a formula price detailed in the Euroball
       Shareholder Agreement.

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

 (3)   Restructuring and Impairment Charges

       In September 2001, the Company announced the closure of its Walterboro,
       South Carolina ball manufacturing facility as a part of its ongoing strategy to locate manufacturing capacity in closer proximity to its customers. This facility is included in the Company's Domestic Ball and
       Roller Segment (see Note 11). The closure was substantially completed by
       December 31, 2001.

       Prior to December 31, 2001, production capacity and certain machinery and equipment was transferred from the Walterboro facility to the Company's two domestic ball facilities in Erwin, Tennessee and Mountain City,
       Tennessee. The plant closing resulted in the termination of approximately
       80 full time hourly and salaried employees located at the Walterboro facility. The Company has recorded restructuring costs of $62 and $750 during the years ended December 31, 2002 and 2001, respectively, for the related severance payments. Additionally, prior to December 31, 2001, the
       Company decided to sell the Walterboro land, building and certain machinery. The Company incurred an impairment charge of $564 and $1,083 during 2002 and 2001, respectively, to write-down the land and building at the Walterboro facility to its net realizable value of $1,128 at
       December 31, 2002 and $1,692 at December 31, 2001, which were based upon fair market value appraisals. Additionally, the Company incurred an impairment charge of $635 during 2002 to write down the equipment to its net realizable value of $1,086. The amounts the Company will ultimately realize upon disposition of these assets could differ materially from the amounts assumed in arriving at the 2002 and 2001 impairment losses. The land, building, and equipment assets with a recorded book value of $2,214 are held for sale. The Company is attempting to sell the land, building and machinery during 2003. Approximately $522 and $290 of the severance payments were paid in 2002 and 2001, respectively.

       The Company has charged expenses for moving machinery, equipment and inventory to other production facilities and other costs to close the facility, which will benefit future operations, in the period they are incurred.

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

       In addition to this restructuring charge, the Company's Euroball subsidiary incurred restructuring charges of $16 and $479 for severance payments as a result of the termination of 15 hourly employees and 3 salaried employees at its Italy production facility during 2002 and 2001, respectively. Approximately $69 and $426 of the severance payments were paid during 2002 and 2001, respectively.

       The following summarizes the 2002 restructurings:

                                                                                                            Reserve
                                                                        Non-Cash          Paid in           Balance
                                                     Charges           Writedowns          2002           at 12/31/02
                                                  ---------------    ---------------    ------------     --------------

      Asset impairments                               $    1,199             $1,199           $  --               $ --
      Severance and other employee costs                      78                 --             591                 --
                                                  ---------------    ---------------    ------------     --------------
      Total                                           $    1,277             $1,199           $ 591               $ --
                                                  ===============    ===============    ============     ==============

       The following summarizes the 2001 restructurings:

                                                                                                            Reserve
                                                                        Non-Cash          Paid in           Balance
                                                     Charges           Writedowns          2001           at 12/31/01
                                                  ---------------    ---------------    ------------     --------------

      Asset impairments                               $    1,083             $1,083           $  --              $  --
      Severance and other employee costs                   1,229                 --             716                513
                                                  ---------------    ---------------    ------------     --------------
      Total                                           $    2,312             $1,083           $ 716              $ 513
                                                  ===============    ===============    ============     ==============

(4)      Investments in Affiliated Companies

       Effective December 21, 2001, the Company sold its 50% ownership in NN
       General, LLC to its partner, General Bearing Corporation for cash of $622 and notes of $3,300. The notes are due in annual installments of $200 with the balance due on December 21, 2006. The notes bear interest at an average LIBOR (1.38% at December 31, 2002) plus 1.5%. In 2001, the
       Company recorded a non-cash loss on the sale of its investment in this joint venture of $144. Interest income on this note of $109 was recorded during 2002 and has been included as a component of other income in the accompanying consolidated statement of income. Payments totaling $309 were received during 2002 which include $200 of principal and $109 of interest payments. At December 31, 2002, the note receivable balance is
       $3,100 and is included as a component of other non-current assets.

(5)      Accounts Receivable

                                                                                    December 31,
                                                                               2002             2001
                                                                          ---------------  ----------------

      Trade                                                                     $   30,631       $   26,613
      Other                                                                             --               10
                                                                          ---------------- ----------------

                                                                                    30,631           26,623
      Less - Allowance for doubtful accounts                                         1,666            1,791
                                                                          ---------------- ----------------
                                                                                $   28,965       $   24,832
                                                                          ================ ================

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

       Allowance for doubtful accounts is as follows:

             Description              Balance at                                           Balance at end
                                   beginning of year      Additions         Write-offs         of year
                                   ------------------  -----------------  ---------------  ----------------

      December 31, 2000
      Allowance for doubtful
          accounts                         $    906       $          --            $   130        $     776
                                   ==================  =================  ===============  ================

      December 31, 2001
      Allowance for doubtful
          accounts                         $    776           $   1,668            $   653        $   1,791
                                   ==================  =================  ===============  ================

      December 31, 2002
      Allowance for doubtful
          accounts                          $ 1,791           $     138            $   263        $   1,666
                                   ==================  =================  ===============  ================

       On November 6, 2001, a customer of IMC filed for voluntary Chapter 7 bankruptcy. As of December 31, 2002 and 2001, the Company had a trade accounts receivable balance of approximately $829 with this customer. For the years ended December 31, 2002 and 2001, the Company recorded sales of approximately $0 and $1,900 to this customer. As of December 31, 2001, the Company increased its allowance for doubtful accounts by approximately $829 as a result of this bankruptcy filing. This receivable is fully reserved as of December 31, 2001.

(6)    Inventories

                                                              December 31,
                                                        2002                2001
                                                  ------------------   ----------------

      Raw materials                                      $   5,400            $   5,494
      Work in process                                        5,139                5,016
      Finished goods                                        13,065               13,065
      Less-inventory reserve                                  (202)                (157)
                                                  ------------------   ----------------

                                                          $ 23,402             $ 23,418
                                                  ==================   ================

       Inventory on consignment at December 31, 2002 and 2001 was approximately
       $ 3,093 and $2,908, respectively.

 (7)   Property, Plant and Equipment

                                                      Estimated                December 31,
                                                     Useful Life            2002            2001
                                                  ------------------   ---------------  -------------

      Land                                                                  $   2,058        $   1,830
      Buildings and improvements                     10-25 years               23,877           20,286
      Machinery and equipment                        3-10 years               113,197          103,363
      Construction in process                                                   3,958            1,577
                                                                       ---------------  --------------

                                                                              143,090          127,056
      Less - accumulated depreciation                                          54,891           44,286
                                                                       ---------------  --------------
                                                                             $ 88,199         $ 82,770
                                                                       ===============  ==============

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

       On September 11, 2001, the Company announced the closing of its
       Walterboro, South Carolina ball manufacturing facility effective December
       2001. As a result of that closing land and building with a carrying value of $1,128 and $1,692 and certain machinery and equipment with a carrying value of $1,086 and $2,656 are held for sale as of December 31, 2002 and
       2001, respectively.

(8)    Debt

       Long-term debt at December 31, 2002 and 2001 consists of the following:

                                                                                        2002                2001
                                                                                 -------------------  ------------------

       Borrowings under a revolving credit facility bearing interest at variable rates (2.92% - 4.25% at December 31, 2002 and 3.24% -
           4.75% at December 31, 2001) due July 25, 2004                                 $ 24,270             $  9,805

       Reducing, revolving credit facility bearing interest at variable rates
           (2.92% at December 31, 2002 and 3.24% at December 31, 2001) payable in quarterly installments of $1,750 beginning September
           19, 2001 through July 1, 2006                                                   23,878               31,500

       Euroterm loans bearing interest at variable rates (3.75% at December 31,
           2002 and 4.55% at December 31, 2001) payable in quarterly
           installments of $2,097 beginning March 15, 2002 through
           June 15, 2006                                                                    4,987               13,356
                                                                                 -------------------  ------------------
             Total long-term debt                                                        $ 53,135             $ 54,661

             Less current maturities of long-term debt                                      7,000                7,000
                                                                                 -------------------  ------------------
             Long-term debt, excluding current maturities of long-term debt              $ 46,135             $ 47,661
                                                                                 ===================  ==================

     On July 20, 2001, the Company entered into a syndicated loan agreement with
     AmSouth Bank ("AmSouth") as the administrative agent for the lenders, for a senior non-secured revolving credit facility of up to $25,000, expiring on
     July 25, 2003 and a senior non-secured term loan for $35,000 expiring on
     July 1, 2006. On July 12, 2002, the Company amended this credit facility to convert the term loan portion into a reducing revolving credit line providing initial availability equivalent to the balance of the term loan prior to the amendment. Amounts available for borrowing under this facility will be reduced by $ 7.0 million per annum and the facility will expire on
     July 1, 2006. Additionally, on July 31, 2002, the Company amended the credit facility again to extend the $25 million senior non-secured revolving credit facility to July 25, 2004. Amounts outstanding under the revolving facility and term loan facility bear interest at a floating rate equal to LIBOR (1.38% at December 31, 2002) plus an applicable margin of
     0.75% to 2.00% based upon calculated financial ratios. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that the Company must maintain a minimum fixed charge coverage ratio, must not exceed a maximum funded indebtedness to EBITDA ratio as well as a maximum funded indebtedness to capitalization ratio and limits the amount of capital expenditures we may make in any fiscal year. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on the Company's assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in the Company's business.
     Additionally, the terms of the Company's loan agreement restrict the declaration and payment of dividends in excess of $5.5 million in any fiscal year. The Company's ownership in NN Euroball ApS has been pledged as collateral. The Company was in compliance with all such covenants as of
     December 31, 2002.

     In connection with the Euroball transaction (see Note 2) the Company and NN
     Euroball ApS, entered into a Facility Agreement with a bank to provide up to Euro 36,000 in Term Loans and Euro 5,000 in revolving credit loans. The
     Company borrowed Euro 30,500 ($28,755) under the term loan facility and
     Euro 1,000 ($943) under the revolving credit facility. Amounts outstanding under the Facility Agreement are secured by inventory and accounts receivable

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

       and bear interest at EURIBOR (2.87% at December 31, 2002) plus an applicable margin between 0.8% and 2.25% based upon financial ratios.
       The shareholders of NN Euroball ApS have provided guarantees for the
       Facility Agreement. The Facility Agreement contains restrictive covenants, which specify, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain financial ratios. Euroball was in compliance with all such covenants at December
       31, 2002. Amounts outstanding under the Facility Agreement are secured by the stock, inventory and accounts receivable of NN Euroball ApS. At
       December 31, 2002, Euro 9.8 million was available to Euroball under these facilities.

       The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2002 are as follows:

             2003                    $7,000
             2004                    31,270
             2005                     7,793
             2006                     7,072
                                ------------

             Total                  $53,135
                                ============

 (9)   Employee Benefit Plans

       The Company has three defined contribution 401(k) profit sharing plans covering substantially all employees of the Domestic Ball and Roller and
       Plastics Segments. The plan in place for the Domestic Ball and Roller
       Segment covers all employees who have one year of service, have attained age twenty-one and have elected to participate in the plan. A participant may elect to contribute from 1% to 20% of his or her compensation to the
       Plan, subject to a maximum deferral set forth in the Internal Revenue
       Code. The Company provides a matching contribution of the higher of $500 or 50% of the first 4% of eligible compensation per participant. The employer matching contribution is fully vested at all times. The contributions by the Company for the Domestic Ball and Roller Segment
       plan were $126, $152 and $106 in 2002, 2001 and 2000, respectively.

       The plan in place for IMC covers all employees who have completed six months of service and have elected to participate in the plan. A participant may elect to contribute from 1% to 15% of his or her compensation to the plan, subject to a maximum deferral set forth in the
       Internal Revenue Code. The Company matches 25% of the first 6% of each employee's contribution to the plan and provides for a discretionary contribution at the end of each plan year. The contributions by the
       Company for the IMC plan were $22 in 2002, $58 in 2001,and $70 in 2000.
       Vesting occurs in equal increments over a period of five years.

       The plan in place for Delta covers all employees who have one year of service, have attained age twenty-one and have elected to participate in the plan. A participant may elect to contribute from 1% to 20% of his or her compensation to the Plan, subject to a maximum deferral set forth in the Internal Revenue Code. The Company matches 50% of the first 6% of each employee's contribution to the plan. The employee has 100% immediate vesting on all contributions made to his or her account. The contributions by the Company for the Delta plan were $78 in 2002 and $67 since acquisition in February 2001.

       The Company has a defined benefit pension plan covering its Eltmann,
       Germany facility employees (a Euroball division). The benefits are based on the expected years of service including the rate of compensation increase. The plan is unfunded.

       Following is a summary of the changes in the projected benefit obligation for the defined benefit pension plan during 2002 and 2001:

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

                                                                                 2002              2001
                                                                          ----------------   ----------------

      Change in projected benefit obligation:
          Benefit obligation at beginning of year                                 $  2,390           $  2,133
          Service cost                                                                  95                 77
          Interest cost                                                                161                116
          Benefits paid                                                                 (6)                (5)
          Effect of currency translation                                               430               (196)
          Actuarial loss                                                               (11)               265
                                                                          -----------------   ----------------
          Benefit obligation at December 31                                       $  3,059           $  2,390
                                                                          =================  =================

                                                                                 2002              2001          2000
                                                                          ----------------   --------------  ------------

      Weighted-average assumptions as of December 31:
          Discount rate                                                         5.5%               5.5%            6.0%
          Rate of compensation increase                                         1.5% - 2.1%        1.5% - 2.1%     2.0%

                                                                                 2002           2001           2000
                                                                          ----------------   --------------  ------------

      Components of net periodic benefit cost:
          Service cost                                                              $   95         $   77          $   33
          Interest cost on projected benefit obligation                                161            116              62
          Amortization of net gain                                                       9             --              --
                                                                           ----------------   -------------  ------------

          Net periodic pension cost                                                 $  265          $ 193          $   95
                                                                           ================   =============  ============

       Amounts recognized in the Consolidated Balance Sheets consist of:

                                                                                 2002               2001
                                                                           --------------     --------------
          Accrued benefit liability                                               $3,059             $2,390
          Accumulated other comprehensive loss, net of tax                          (28)               (53)
                                                                           --------------     --------------
            Net amount recognized in other non-current liabilities                $3,031             $2,337
                                                                           ==============     ==============

Accumulated other comprehensive loss is shown net of tax of $16 and $31 at
December 31, 2002 and 2001, respectively.

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

(10)   Stock Incentive Plan

       The Company has a Stock Incentive Plan under which 2,450 shares of the
       Company's Common Stock were reserved for issuance to officers and key employees of the Company. Awards or grants under the plan may be made in the form of incentive and nonqualified stock options, stock appreciation rights and restricted stock. The stock options and stock appreciation rights must be issued with an exercise price not less than the fair market value of the Common Stock on the date of grant. The awards or grants under the plan may have various vesting and expiration periods as determined at the discretion of the committee administering the plan.

       A summary of the status of the Company's stock option plan as described above as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates is presented below:

                                           2002                          2001                             2000
                                ----------------------------  ----------------------------   -------------------------------
                                             Weighted-average              Weighted-average                  Weighted-average
                                             exercise price                exercise price                    exercise price
                                  Shares        per share       Shares        per share         Shares          per share
                                -----------  ---------------  -----------  ---------------   --------------  ---------------

      Outstanding at beginning
          of year                   1,373        $   7.25         1,091        $   6.87              1,049            $8.53

      Granted                          37            9.39           396            8.09                555             7.63

      Exercised                       (53)           6.61           (70)           6.09                (2)             5.87

      Forfeited                       (39)           7.65           (44)           6.78              (511)            10.95
                                -----------                   -----------                    --------------

      Outstanding at end of
          year                      1,318            7.33         1,373            7.25              1,091             6.87
                                ===========                   ===========                    ==============

      Options exercisable at
         year-end                     887        $   7.01           528        $   6.59                290            $6.09

       The following table summarizes information about stock options outstanding at December 31, 2002:

                                                Options outstanding                            Options exercisable
                                ------------------------------------------------------   -----------------------------------
                                                     Weighted-
                                                      average          Weighted                             Weighted-
                                    Number           remaining          average            Number        average exercise
        Range of exercise       outstanding at      contractual      exercise price      exercisable           price
        prices per share          12/31/2002           life            per share        at 12/31/2002        per share
                               -----------------  ----------------  -----------------   ---------------  ------------------

      $5.63 - $6.50                         382                  6.5 years    $    5.98              377             $  5.98

      $7.63 - $10.26                        936                  8.3 years      $  7.79              510             $  7.79

     All options granted in the period January 1, 1999 through December 31, 2002 vest ratably over three years, beginning one year from date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. All options granted in the period January 1, 1995 through December 31, 1998, vest 20% - 33% annually beginning one year from date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. Certain options granted in July 1999 were deemed to be repriced options under the applicable accounting

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

       requirements. These options, which were fully vested as of the effective date of FASB Interpretation No. 44, are treated under variable accounting.
       Accordingly, compensation expense will be recognized, to the extent the market price of the Company's stock exceeds $10.50. The Company recognized a reduction of compensation expense of $108 during 2002 and an increase to compensation expense of $108 during 2001 related to these options.

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
       The Company has not repurchased any shares under this program through
       December 31, 2002.

(11)   Segment Information

       The Company determined its reportable segments under the provisions of
       SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
       Information". The Company's reportable segments are based on differences in product lines and geographic locations and are divided among Domestic
       Ball and Roller, Euroball and Plastics. The Domestic Ball and Roller
       Segment is comprised of two manufacturing facilities in the eastern
       United States. The Euroball Segment acquired in July 2000, is comprised of manufacturing facilities located in Kilkenny, Ireland, Eltmann,
       Germany and Pinerolo, Italy. All of the facilities in the Domestic Ball and Roller and Euroball Segments are engaged in the production of precision balls and rollers used primarily in the bearing industry. The
       Plastics Segment is comprised of five facilities: two located in Lubbock,
       Texas, which represents the IMC business acquired in July 1999; two facilities located in Danielson, Connecticut, which represents the Delta business acquired in February 2001, and one facility located in
       Guadalajara, Mexico, which represents the NN-Arte business. These facilities are engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation and fiber optic markets and precision rubber bearing seals for the bearing, automotive, industrial, agricultural and aerospace markets.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from operations after income taxes not including nonrecurring gains and losses. The Company accounts for intersegment sales and transfers at current market prices; however, the Company did not have any material intersegment transactions during
       2002, 2001 or 2000.

                               December 31, 2002                 December 31, 2001                 December 31, 2000
                        ------------------------------------------------------------------------------------------------------
                         Domestic                        Domestic                           Domestic
                         Ball and                        Ball and                           Ball and
                          Roller    Euroball   Plastics   Roller     Euroball   Plastics     Roller     Euroball    Plastics
                        ---------- ----------- --------- ---------- ---------- ---------- ------------ ----------- -----------
       Net sales            $52,634   $90,653    $49,569   $52,692     $86,719    $40,740      $67,637     $33,988     $30,504
       Interest expense         109       923      1,419       237       1,764      2,194          385         622         766
       Depreciation &
           amortization       3,732     4,780      2,700     4,439       5,236      3,475        4,796       2,123       2,246
       Income tax
           expense            2,595     3,855          7     2,435       2,474      (815)        4,284       1,408         267
       Segment profit
           (loss)             8,176     3,313      2,175     4,498       1,962    (1,798)        8,314         775         898
       Segment assets        58,825    82,095     57,544    62,978      68,288     55,721       62,574      91,392      33,842
       Expenditures for
           long- lived
           assets             1,778     3,452      2,361     1,117       3,537      1,660        9,319       3,737       4,854

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

       Sales to external customers and long-lived assets utilized by the Company were concentrated in the following geographical regions:

                                       December 31, 2002                December 31, 2001              December 31, 2000
                                 -------------------------------   -----------------------------  ----------------------------
                                                    Long-lived                      Long-lived                      Long-lived
                                      Sales           assets           Sales          assets           Sales          assets
                                 ----------------  -------------   --------------  -------------  -------------  -------------

      United States                      $68,485        $35,582      $  59,813          $38,900        $62,094        $44,137

      Europe                              89,750         51,674         88,649           42,799         46,697         46,216

      Canada                              10,598             --          8,278               --          6,449             --

      Latin/S.America                      8,450            943          8,157            1,071          6,100          1,340

      Other export                        15,573             --         15,254               --         10,789             --
                                 ----------------  -------------   --------------  -------------  -------------  -------------

      All foreign countries              124,371         52,617        120,338           43,870         70,035         47,556
                                 ----------------  -------------   --------------  -------------  -------------  -------------

      Total                            $ 192,856        $88,199      $ 180,151          $82,770      $ 132,129        $91,693
                                 ================  =============   ==============  =============  =============  =============

       For the years ended December 31, 2002, 2001 and 2000 sales to SKF amounted to $64,235, $62,539 and $73,232, respectively, or 33.3%, 34.7%
       and 55.4% of consolidated revenues, respectively. For the years ended
       December 31, 2002, 2001 and 2000, sales to INA/FAG amounted to $36,502,
       $36,436 and $40,161, respectively or 18.9%, 20.2% and 30.4% of consolidated revenues, respectively. None of the Company's other customers accounted for more than 5% of its net sales in 2002. Accounts receivable concentrations as of December 31, 2002 and 2001 are generally reflective of sales concentrations during the years then ended.

(12)   Income Taxes

       Total income taxes (benefits) for the years ended December 31, 2002,
       2001, and 2000 are allocated as follows:

                                                                      Year ended December 31,
                                                         2002                   2001                   2000
                                                  -------------------    -------------------    -------------------
      Income from continuing operations:                  $  6,457               $  4,094               $  5,959
      Cumulative effect of change in accounting
          principle                                             --                   (112)                    --
      Accumulated other comprehensive income                   (16)                   (31)                    --
                                                  -------------------    -------------------    -------------------
                                                          $  6,441               $  3,951               $  5,959
                                                  ===================    ===================    ===================

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

       Income tax expense attributable to income from continuing operations consists of:

                                                                  Year ended December 31,
                                                     2002                2001              2000
                                              ----------------    ----------------  -------------------

      Current:
          U.S. Federal                                $  1,753            $  1,025          $  3,496
          State                                            249                 146               452
          Non-U.S.                                       1,891               1,627               826
                                              ----------------    ----------------  -------------------
                                                      $  3,893            $  2,798          $  4,774
                                              ----------------    ----------------  -------------------

      Deferred:
          U.S. Federal                                $    533            $    557         $     496
          State                                             66                  57                63
          Non-U.S.                                       1,965                 682               626
                                              ----------------    ----------------  -------------------

                    Total deferred expense               2,564               1,296             1,185
                                              ----------------    ----------------  -------------------

                                                      $  6,457            $  4,094          $  5,959
                                              ================    ================  ===================

       A reconciliation of taxes based on the U.S. federal statutory rate of 34%
       for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

                                                                                Year ended December 31,
                                                                   2002                   2001                   2000
                                                            -------------------    -------------------    -------------------

      Income taxes at the federal statutory rate                    $  7,785               $  3,606               $  5,646
      State income taxes, net of federal benefit                         208                    134                    340
      Foreign sales corporation benefit, net of
          liability                                                       --                    (95)                  (183)
      Non-US earnings taxed at different rates                           624                    395                    337
      Gain on purchase of minority interest                           (2,007)                    --                     --
      Other, net                                                        (153)                    54                   (181)
                                                            -------------------    -------------------    -------------------

                                                                    $  6,457               $  4,094               $  5,959
                                                            ===================    ===================    ===================

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

       The tax effects of the temporary differences are as follows:

                                                                       Year ended December 31,
                                                                     2002                   2001
                                                              -------------------    -------------------

       Deferred income tax liability
           Tax in excess of book depreciation                         $  7,523               $  6,360
           Duty drawback receivable                                         48                     37
           Goodwill                                                      1,582                    688
           Flow through loss from pass through entity                      437                     81
           Other deferred tax liabilities                                   48                     31
                                                              -------------------    -------------------

             Gross deferred income tax liability                      $  9,638               $  7,197
                                                              -------------------    -------------------
       Deferred income tax assets
           Inventories                                                     351                    337
           Allowance for bad debts                                         710                    632
           Vacation accrual                                                244                    264
           Health insurance accrual                                        139                    103
           Other working capital accruals                                  235                    358
           Euroball net operating loss carry forward                        25                    133
                                                              -------------------    -------------------
             Gross deferred income tax assets                            1,704                  1,827
                                                              -------------------    -------------------

           Net deferred income tax liability                          $  7,934               $  5,370
                                                              ===================    ===================

       Deferred income tax expense differs from the change in the net deferred income tax liability due to the following:

                                                                    2002          2001           2000
                                                               -------------  ------------   ------------

       Change in net deferred income tax liability                  $ 2,564         $  979        $ 1,780
       Other comprehensive income adjustment                             16             31             --
       Cumulative effect of a change in accounting principle             --            112             --
       Acquisition of deferred tax asset (liability)
           recorded under purchase accounting                            --            229           (595)
       Effect of currency translation and other                         (16)           (55)            --
                                                              --------------    ------------   ------------

                     Deferred income tax expense                    $ 2,564        $  1,296         $1,185
                                                              ==============    ============   ============

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

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

(13)   Reconciliation of Net Income Per Share

                                                                         Year ended December 31,
                                                                2002               2001                2000
                                                         -----------------  ------------------  ------------------
       Net income                                                $ 13,664           $  4,662            $  9,987

       Weighted average shares outstanding                         15,343             15,259              15,247
       Effective of dilutive stock options                            371                281                 284
                                                         -----------------  ------------------  ------------------

       Dilutive shares outstanding                                 15,714             15,540              15,531

       Basic net income per share                              $    0.89           $   0.31           $    0.66
                                                         =================  ==================  ==================

       Diluted net income per share                            $    0.87           $   0.30           $    0.64
                                                         =================  ==================  ==================

       Excluded from the shares outstanding for the years ended December 31,
       2002, 2001 and 2000 were 7, 7 and 10 antidilutive options, respectively, which had an exercise price of $10.26 during 2002, and $10.26 during 2001 and exercise prices ranging from $9.75 to $11.50 during 2000.

(14)   Commitments and Contingencies

       The Company has operating lease commitments for machinery, office equipment, manufacturing and office space which expire on varying dates.
       Rent expense for 2002, 2001 and 2000 was $1,855, $1,650 and $767, respectively. The following is a schedule by year of future minimum lease payments as of December 31, 2002 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

            Year ended December 31,
-------------------------------------------------

        2003                                       $     1,422
        2004                                             1,347
        2005                                             1,138
        2006                                               975
        2007                                               977
        Thereafter                                      11,913
                                                   -------------

              Total minimum lease payments           $  17,772
                                                   =============

       The Kilkenny operation of the Euroball Segment has received certain grants from the Ireland government. These grants are based upon the
       Kilkenny facility hiring and retaining certain employment levels by the measurement date. At December 31, 2002, actual employment levels are less than those required by certain grant covenants. During 2002, the grant agreement measurement date was amended to extend the measurement date.
       The Company anticipates that, if necessary, the grant agreement measurement date and /or employment level thresholds would again be adjusted. As of December 31, 2002 and 2001, the grant is recorded as a component of other non-current liabilities in the amount of $506 and
       $497, respectively.

       The Euroball Segment has entered into a supply contract with Ascometal
       France ("Ascometal") for the purchase of steel for ball production. The contract terms specify that Ascometal provide Euroball 90%, 90%, 85% and
       85% of its steel requirements for the years ending December 31, 2002,
       2003, 2004 and 2005, respectively. The contract, among

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

       other things, stipulates that Ascometal achieve certain performance targets related to quality, reliability and service. The contract provisions include annual price adjustments based upon published indexes in addition to annual productivity improvement factor multiples. In 2002 Euroball purchased approximately $19,600 under the terms of this contract. Annual purchase commitments for the remaining term of the contract are approximately $21,600, $19,900 and $20,700 for 2003, 2004 and 2005, respectively. The contract expires December
       31, 2005, however, is automatically renewed for one year periods thereafter unless notice is provided by either Euroball or Ascometal.

       Beginning in January 2003, SKF may exercise its right under The
       Shareholders Agreement to cause the Company to purchase its interest in
       Euroball based on the Put Formula in the Shareholders Agreement. The
       Company anticipates that if such purchase becomes necessary, it may need to borrow additional funds. Because the purchase price is based on a Euro based formula using Euroball's historical cash flow and earnings, the exact amount of the put cannot be determined until the put right is exercised. However, if exercised at December 31, 2002, the purchase price would have been approximately $14,000 versus minority interest in consolidated subsidiaries of $19,700.

 (15)  Quarterly Results of Operations (Unaudited)

       The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001.

                                                                Year ended December 31, 2002
                                              March 31           June 30            Sept. 30           Dec. 31
                                          -----------------  -----------------  -----------------  -----------------
       Net sales                                 $  47,200          $  49,186          $  47,451          $  49,019
       Gross profit                                 11,668             13,047             11,820             12,047
       Net income                                    1,848              2,409              2,119              7,288
       Basic net income per share                     0.12               0.16               0.14               0.47
       Dilutive net income per share                  0.12               0.15               0.14               0.46
       Weighted average shares
           outstanding:
           Basic number of shares                   15,341             15,359             15,368             15,368
           Effect of dilutive stock
             options                                   394                509                280                341
                                          -----------------  -----------------  -----------------  -----------------
       Diluted number of shares                     15,735             15,868             15,648             15,709
                                          =================  =================  =================  =================

                                                                   Year ended December 31, 2001
                                                 March 31           June 30            Sept. 30           Dec. 31
                                             -----------------  -----------------  -----------------  -----------------
       Net sales                                    $  50,227          $  47,350          $  42,576          $  39,998
       Gross profit                                    12,043             12,030              9,687              8,800
       Net income (loss)                                1,448              3,506                744             (1,036)
       Basic net income (loss) per share                 0.10               0.23               0.05              (0.07)
       Dilutive net income (loss) per
           share                                         0.09               0.23               0.05              (0.07)
       Weighted average shares
           outstanding:
           Basic number of shares                      15,247             15,253             15,286             15,302
           Effect of dilutive stock
             options                                      149                279                298                377
                                             -----------------  -----------------  -----------------  -----------------
       Diluted number of shares                        15,396             15,532             15,584             15,679
                                             =================  =================  =================  =================

       Fourth quarter results in 2002 include a non-taxable gain of $5,904 related to the Company's purchase of INA/FAG's minority interest in
       Euroball and a pre-tax charge of $1,199 ($767 after-tax) related to asset write downs on the Company's Walterboro, SC production facility.

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

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

 (17)  Involuntary Conversion

       On March 12, 2000, a fire damaged a portion of the Company's manufacturing plant in Erwin, Tennessee. The fire was contained to approximately 30% of the productions area and did not result in serious injury to any employee. Affected production was shifted to the Company's other facilities as possible as well as the use of other certain suppliers to protect product supply to customers. Insurance coverage for the loss provided for reimbursement of the replacement value of property and equipment damaged in the fire. As of December 31, 2001 the Company has settled the insurance claim. For the years ended December 31, 2002,
       2001 and 2000, the net gain on involuntary conversion of $0, $3,901 and
       $728, respectively, represents insurance proceeds received in excess of costs incurred.

(18)   Related Party Transactions

       The minority shareholder of NN Euroball ApS, SKF, is a significant customer of the Company. For the years ended December 31, 2002, 2001 and
       2000 sales to SKF amounted to $64,235, $62,539 and $73,232, respectively.
       At December 31, 2002 and 2001, accounts receivable from SKF amounted to
       $9,768 and $ 7,534, respectively.

       In connection with the Euroball transaction described in note 2, SKF provided administrative services to NN Euroball ApS. Charges for these services amounted to approximately $1,768, $1,700 and $864 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31,
       2002 and 2001, amounts payable to SKF amounted to $773 and $522, respectively.

       Certain sales agreements are in effect with SKF and INA/FAG, which provide for minimum purchase quantities and specified, annual sales price adjustments that may be modified up or down for changes in material costs. These agreements expire during 2006.

       The Company leases the Eltmann, Germany facility of the Euroball division, from INA/FAG. Annual minimum lease payments are Euro 944
       ($893). The lease expires in 2020.

(19)   Accumulated Other Comprehensive Income

       For the years ended December 31, 2002, 2001 and 2000, the Company included in accumulated other comprehensive loss an unrealized loss due to foreign currency translation of ($2,869), ($5,042) and ($1,685), respectively. Income taxes on the foreign currency translation adjustment in other comprehensive income (loss) were not recognized because the earnings are intended to be indefinitely reinvested in those operations.
       Also included in accumulated other comprehensive loss as of December 31,
       2002, 2001 and 2000 were additional minimum pension liability, net of tax of ($81), ($53) and $0, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure

         None.

                                    Part III

Item 10.          Directors and Executive Officers of the Registrant

         Directors. The information required by Item 401 of Regulation S-K concerning the Company's directors is contained in the section entitled
"Election of Directors -- Information about the Directors" of the Company's definitive Proxy Statement (to be filed with the Securities and Exchange
Commission within 120 days after December 31, 2002, in accordance with General
Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The information required by Items 201(d) and 403 of Regulation S-K is contained in the section entitled "Beneficial Ownership of Common Stock" of the
Company's definitive Proxy Statement and, in accordance with General Instruction
G to Form 10-K, is hereby incorporated herein by reference.

Item 13.          Related Party Relationships

         None.

Item 14.          Controls and Procedures

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

                                    Part IV

Item 15.          Exhibits Financial Statement Schedules, and Reports on Form 8-K

(a.) List of Documents Filed as Part of this Report

     1. Financial Statements

         The financial statements of the Company filed as part of this Annual
Report on Form 10-K begin on the following pages hereof:

                                                                                                       Page

         Report of Independent Auditors for the years ended December 31, 2002, December 31, 2001 and
         December 31, 2000..............................................................................26

         Consolidated Balance Sheets at December 31, 2002 and 2001......................................27

         Consolidated Statements of Income and Comprehensive Income for the Three Years
         ended December 31, 2002........................................................................28

         Consolidated Statements of Changes in Stockholders' Equity for the Three Years

     2. Financial Statement Schedules

         Not applicable.

     3. See Index to Exhibits (attached hereto)

(b)    Reports on Form 8-K

        The Company filed a Form 8-K on November 1, 2002, announcing its third quarter earnings.

        The Cmpany filed a Form 8-K on November 5, 2002, announcing its payment of a regular quarterly cash dividend.

        The Company filed a Form 8-K on December 9, 2002, announcing its intention to acquire SKF's manufacturing operation in Veenendaal, The Netherlands.

        The Company filed a Form 8-K on December 20, 2002, announcing it purchased
        FAG Kugelfischer George-Schaefer AG's interest in NN Euroball, ApS, a
        Joint venture company.

(c)     Exhibits:  See Index to Exhibits (attached hereto).

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

                                                 Dated: March 31, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the date indicated.

               Name and Signature                                    Title                           Date
                                                   Chairman, Chief Executive Officer,
                                                     President and Director (Principal
              /S/ RODERICK R. BATY                   Executive Officer)                       March 31, 2003
--------------------------------------------------
                Roderick R. Baty

                                                   Treasurer, Secretary and Chief
            /S/ WILLIAM C. KELLY, JR.                Administrative Officer (Principal        March 31, 2003
--------------------------------------------------   Accounting Officer)
              William C. Kelly, Jr.

                                                   Vice President - Corporate Development
                                                     and Chief Financial Officer (Principal
              /S/ DAVID L. DYCKMAN                   Financial Officer)                       March 31, 2003
--------------------------------------------------
                David L. Dyckman

              /S/ RICHARD D. ENNEN                 Director                                   March 31, 2003
--------------------------------------------------
                Richard D. Ennen

               /S/ MICHAEL D. HUFF                 Director                                   March 31, 2003
--------------------------------------------------
                 Michael D. Huff

              /S/ G. RONALD MORRIS                 Director                                   March 31, 2003
--------------------------------------------------
                G. Ronald Morris

              /S/ MICHAEL E. WERNER                Director                                   March 31, 2003
--------------------------------------------------
                Michael E. Werner

              /S/ STEVEN T. WARSHAW                Director                                   March 31, 2003
--------------------------------------------------
                Steven T. Warshaw

              /S/ JAMES L. EARSLEY                 Director                                   March 31, 2003
--------------------------------------------------
                James L. Earsley

                                 CERTIFICATIONS

I, Roderick R. Baty, certify that:

1.   I have reviewed this annual report on Form 10-K of NN, Inc.;
2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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
6.   The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003                      By:      /s/ Roderick R. Baty
         ---------------------------                  -----------------------------------
                                                      Roderick R. Baty
                                                      Chairman, President and Chief
                                                      Executive Officer
                                                      (principal executive officer)

I, David L. Dyckman, certify that:
1.   I have reviewed this annual report on Form 10-K of NN, Inc.;
2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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
6.   The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003                      By:      /s/ David L. Dyckman
         ---------------------------                  -----------------------------------
                                                      David L. Dyckman
                                                      Chief Financial Officer
                                                      (principal financial officer)

 Index to Exhibits

     3.1  Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement No.
          333-89950 on Form S-3 filed June 6, 2002)

     3.2  Restated By-Laws of the Company (incorporated by reference to Exhibit
          3.2 of the Company's Registration Statement No. 333-89950 on Form S-3
          filed June 6, 2002)

     4.1  The specimen stock certificate representing the Company's Common
          Stock, par value $0.01 per share (incorporated by reference to Exhibit
          4.1 of the Company's Registration Statement No. 333-89950 on Form S-3
          filed June 6, 2002)

     4.2  Article IV, Article V (Sections 3 through 6), Article VI (Section 2)
          and Article VII (Sections 1 and 3) of the Restated Certificate of
          Incorporation of the Company (included in Exhibit 3.1)

     4.3  Article II (Sections 7 and 12), Article III (Sections 2 and 15) and
          Article VI of the Restated By-Laws of the Company (included in Exhibit
          3.2)

     10.1 NN, Inc. Stock Incentive Plan and Form of Incentive Stock Option
          Agreement pursuant to the Plan (incorporated by reference to Exhibit
          10.1 of the Company's Registration Statement No. 333-89950 on Form
          S-3/A filed July 15, 2002)*

     10.2 Amendment No. 1 to the NN, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement No.
          333-50934 on Form S-8 filed on November 30, 2000)*

     10.3 Amendment No. 2 to the NN, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement No.
          333-69588 on Form S-8 filed on September 18, 2001)*

     10.4 Form of Non-Competition and Confidentiality Agreement for Executive
          Officers of the Company (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement No. 333-89950 on Form S-3/A filed
          July 15, 2002)*

     10.5 Stockholders Agreement dated February 22, 1994, among certain stockholders of the Company (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement No. 333-89950 on Form S-3/A
          filed July 15, 2002)

     10.6 Form of Indemnification Agreement (incorporated by reference to
          Exhibit 10.6 of the Company's Registration Statement No. 333-89950 on
          Form S-3/A filed July 15, 2002)

     10.7 Credit Agreement dated as of July 20, 2001, among NN, Inc., as the
          Borrower, the Lenders identified therein, Bank One, Kentucky, NA, as
          Co-Agent and AmSouth Bank, as Administrative Agent (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement No.
          333-89950 on Form S-3/A filed July 15, 2002)

     10.8 First Amendment to Credit Agreement, dated October 4, 2001
          (incorporated by reference to Exhibit 10.8 of the Company's
          Registration Statement No. 333-89950 on Form S-3/A filed July 15,
          2002)

     10.9 Second Amendment to Credit Agreement, dated July 12, 2002
          (incorporated by reference to Exhibit 10.9 of the Company's
          Registration Statement No. 333-89950 on Form S-3/A filed July 15,
          2002)

    10.10 Third Amendment to Credit Agreement dated July 31, 2002 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed August
          13, 2002).

     10.11 Form of Stock Option Agreement, dated December 7, 1998, between the
           Company and the non-employee directors of the Company (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K
           filed March 31, 1999)*

     10.12 Elective Deferred Compensation Plan, dated February 26, 1999
           (incorporated by reference to Exhibit 10.16 of the Company's Annual
           Report on Form 10-K filed March 31, 1999)*

     10.13 Employment Agreement, dated August 1, 1997, between the Company and
           Roderick R. Baty (incorporated by reference to Exhibit 10.14 of the
           Company's Form 10-Q filed November 14, 1997)*

     10.14 Amendment No. 1 to Employment Agreement between the Company and
           Roderick R. Baty, dated January 21, 2002 (incorporated by reference to
           Exhibit 10.18 of the Company's Annual Report on Form 10-K filed March
           29, 2002)*

     10.15 Change of Control and Noncompetition Agreement dated January 21, 2002, between the Company and Roderick R. Baty (incorporated by reference to
           Exhibit 10.19 of the Company's Annual Report on Form 10-K filed March
           29, 2002)*

     10.16 Employment Agreement, dated May 7, 1998, between the Company and
           Frank T. Gentry (incorporated by reference to Exhibit 10.14 of the
           Company's Annual Report on Form 10-K filed March 31, 1999)*

     10.17 Amendment No. 1 to Employment Agreement between the Company and Frank
           T. Gentry, dated January 21, 2002 (incorporated by reference to
           Exhibit 10.16 of the Company's Annual Report on Form 10-K filed March
           29, 2002)*

     10.18 Change of Control and Noncompetition Agreement dated January 21, 2002 between the Company and Frank T. Gentry (incorporated by reference to
           Exhibit 10.17 to the Company's Annual Report on Form 10-K filed March
           29, 2002)*

     10.19 Employment Agreement, dated January 21, 2002, between the Company and
           Robert R. Sams (incorporated by reference to Exhibit 10.20 of the
           Company's Annual Report on Form 10-K filed March 29, 2002)*

     10.20 Change of Control and Noncompetition Agreement dated January 21, 2002, between the Company and Robert R. Sams (incorporated by reference to
           Exhibit 10.21 of the Company's Annual Report on Form 10-K filed March
           29, 2002)*

     10.21 Employment Agreement, dated January 21, 2002, between the Company and
           David L. Dyckman (incorporated by reference to Exhibit 10.22 of the
           Company's Annual Report on Form 10-K filed March 29, 2002)*

     10.22 Change of Control and Noncompetition Agreement, dated January 21,
           2002, between the Company and David L. Dyckman (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K
           filed March 29, 2002)*

     10.23 Employment Agreement dated January 21, 2002, between the Company and
           William C. Kelly, Jr. (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K filed March 29, 2002)*

     10.24 Change of Control and Noncompetition Agreement, dated January 21,
           2002, between the Company and William C. Kelly, Jr. (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K
           filed March 29, 2002)*

     10.25 NN Euroball, ApS Shareholder Agreement dated April 6, 2000 among NN,
           Inc., AB SKF and FAG Kugelfischer Georg Shafer AG (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K
           filed March 29, 2002)*

     10.26 Frame Supply Agreement between Euroball S.p.A., Kugelfertigung Eltmann
           GmbH, NN Euroball Ireland Ltd. and Ascometal effective January 1, 2002
           (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2.  We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission," as indicated
           throughout the document with an asterisk in brackets ([*])

     21.1  List of Subsidiaries of the Company.

     23.1  Consent of KPMG, LLP, Independent Auditors

     99.1 Certification of Chief Executive Officer pursuant to Section 906 of
          Sarbanes-Oxley Act

     99.2 Certification of Chief Financial Officer pursuant to Section 906 of
          Sarbanes-Oxley Act

--------------
*        Management contract or compensatory plan or arrangement.

