Form 10-Q
period 2003-03-31
NN INC
filed 2003-05-15
CIK 918541

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes |X|    No |_|

As of May 12, 2003 there were 16,081,441 shares of the registrant's common stock, par value $0.01 per share, outstanding.

================================================================================

                                    NN, Inc.
                                      INDEX

                                                                                                   Page No.
Part I. Financial Information

Item 1.  Financial Statements:

         Consolidated Statements of Income and Comprehensive Income for the three
            months ended March 31, 2003 and 2002                                                      2

         Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002                3

         Consolidated Statements of Changes in Stockholders' Equity for the three
            months ended March 31, 2003 and 2002                                                      4

         Consolidated Statements of Cash Flows for the three months ended
            March 31, 2003 and 2002                                                                   5

         Notes to Consolidated Financial Statements                                                   6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                      13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  22

Item 4.  Controls and Procedures                                                                     23

Part II. Other Information

Item 1.  Legal Proceedings                                                                           24

Item 2.  Exhibits and Reports on Form 8-K                                                            24

Signatures                                                                                           25

                          PART I. FINANCIAL INFORMATION

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                             Three Months Ended
                                                                 March 31,
Thousands of Dollars, Except Per Share Data                2003              2002
-------------------------------------------------- --- -------------- -- -------------
Net sales                                                    $57,609          $47,200
Cost of goods sold                                            42,743           35,532
                                                       --------------    -------------
  Gross profit                                                14,866           11,668

Selling, general and administrative                            4,632            4,459
Depreciation and amortization                                  3,079            2,796
Restructuring costs                                               --               78
                                                       --------------    -------------
Income from operations                                         7,155            4,335

Interest expense, net                                            513              669
Other income                                                     (7)            (355)
                                                       --------------    -------------
Income before provision for income taxes                       6,649            4,021
Provision for income taxes                                     2,472            1,505
Minority interest of consolidated subsidiaries                   534              668
                                                       --------------    -------------
    Net income                                                 3,643            1,848

Other comprehensive income (loss):
     Foreign currency translation                              1,388             (80)
                                                       --------------    -------------
     Comprehensive income                                    $ 5,031          $ 1,768
                                                       ==============    =============

Basic income per common share:                                $ 0.24           $ 0.12
                                                       ==============    =============

  Weighted average shares outstanding                         15,378           15,341
                                                       ==============    =============

Diluted income per common share:                              $ 0.23           $ 0.12
                                                       ==============    =============

  Weighted average shares outstanding                         15,574           15,735
                                                       ==============    =============

                             See accompanying notes.

                                    NN, Inc.
                      Condensed Consolidated Balance Sheets

                                                                         March 31,             December 31,
                                                                           2003                    2002
Thousands of Dollars                                                    (Unaudited)
-----------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                  $ 3,228              $ 5,144
  Accounts receivable, net                                                    39,091               28,965
  Inventories, net                                                            25,594               23,402
  Other current assets                                                         5,375                3,901
                                                                        -------------        -------------
     Total current assets                                                     73,288               61,412

Property, plant and equipment, net                                            89,537               88,199
Assets held for sale                                                           1,939                2,214
Goodwill, net                                                                 42,675               42,166
Other assets                                                                   4,657                4,016
                                                                        -------------        -------------
     Total assets                                                          $ 212,096            $ 198,007
                                                                        =============        =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                          $ 24,565             $ 22,983
  Bank overdraft                                                               2,812                   37
  Accrued salaries & wages                                                     6,579                6,354
  Income taxes payable                                                         3,014                  620
  Payable to affiliates                                                          259                  566
  Current maturities of long-term debt                                         7,000                7,000
  Other current liabilities                                                    4,166                2,674
                                                                        -------------        -------------
     Total current liabilities                                                48,395               40,234

Minority interest in consolidated subsidiaries                                20,987               19,706
Non-current deferred tax liability                                             9,479                9,334
Long-term debt                                                                46,236               46,135
Accrued pension and other                                                      9,840                9,319
                                                                        -------------        -------------
     Total liabilities                                                       134,937              124,728

     Total stockholders' equity                                               77,159               73,279
                                                                        -------------        -------------

     Total liabilities and stockholders' equity                             $212,096             $198,007
                                                                        =============        =============

                             See accompanying notes.

                                                NN, Inc.
                            Consolidated Statements of Changes in Stockholders' Equity
                                              (Unaudited)

                                              Common Stock

                                                                                                      Accumulated
Thousands of Dollars                                                    Additional                      Other
                                        Number Of                        paid in       Retained      Comprehensive
                                         Shares          Par value       capital       Earnings      Income (Loss)        Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002                     15,317           $154       $ 30,841       $ 36,139      $ (5,095)       $ 62,039
   Shares issued                                 24             --            148             --             --            148
   Net income                                    --             --             --          1,848             --          1,848
   Dividends declared                            --             --             --        (1,227)             --        (1,227)
    Other comprehensive loss                     --             --             --             --           (80)           (80)
                                      --------------    -----------     ----------    -----------    -----------     ----------
Balance, March 31, 2002                      15,341           $154       $ 30,989       $ 36,750      $ (5,175)       $ 62,728
                                      ==============    ===========     ==========    ===========    ===========     ==========

Balance, January 1, 2003                     15,370           $154       $ 31,187       $ 44,888      $ (2,950)       $ 73,279
  Shares issued                                  11              1             78             --             --             79
  Net income                                     --             --             --          3,643             --          3,643
  Dividends declared                             --             --             --        (1,230)             --        (1,230)
  Other comprehensive income                     --             --             --             --          1,388          1,388
                                      --------------    -----------     ----------    -----------   ------------     ----------

Balance, March 31, 2003                      15,381           $155       $ 31,265       $ 47,301      $ (1,562)       $ 77,159
                                      ==============    ===========     ==========    ===========    ===========     ==========

                             See accompanying notes.

                                    NN, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                           March 31,
 Thousands of Dollars                                                                  2003          2002
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                           $3,643        $1,848
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation and amortization                                                       3,079         2,796
    Minority interest in consolidated subsidiary                                          534           668
    Restructuring costs                                                                    --            78
    Changes in operating assets and liabilities:
      Accounts receivable                                                             (9,416)       (5,996)
      Inventories                                                                     (1,833)         1,578
      Other current assets                                                              (398)         (558)
      Other assets                                                                    (1,477)             2
      Accounts payable                                                                    403       (1,371)
      Income taxes payable                                                              3,014         1,421
      Other liabilities                                                                 (361)           600
                                                                                   -----------    ----------
         Net cash provided (used) by operating activities                             (2,812)         1,066
                                                                                   -----------    ----------

Investing Activities:
 Acquisition of property, plant, and equipment                                        (2,071)         (849)
                                                                                   ----------     ----------                                                                                                                       ----------
         Net cash used by investing activities                                        (2,071)         (849)
                                                                                   -----------    ----------

Financing Activities:
 Proceeds from long-term debt                                                              --         1,710
 Bank overdraft                                                                         2,775           495
 Repayment of long-term debt                                                             (83)       (2,132)
 Proceeds from issuance of stock                                                           79           148
 Dividends paid                                                                            --       (1,227)
                                                                                   -----------    ----------
         Net cash provided (used) by financing activities                               2,771       (1,006)
                                                                                   -----------    ----------
Effect of exchange rate changes                                                           196          (31)

Net Change in Cash and Cash Equivalents                                               (1,916)         (820)
Cash and Cash Equivalents at Beginning of Period                                        5,144         3,024
                                                                                   -----------    ----------
Cash and Cash Equivalents at End of Period                                             $3,228     $   2,204
                                                                                   ===========    ==========

                             See accompanying notes.

                                    NN, Inc.
                   Notes To Consolidated Financial Statements

Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the "Company")
have not been audited by independent accountants, except that the balance sheet at December 31, 2002 is derived from the Company's audited financial statements.
In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 2003 and 2002, the Company's financial position at
March 31, 2003 and December 31, 2002, and the cash flows for the three month periods ended March 31, 2003 and 2002. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.

The results for the first quarter of 2003 are not necessarily indicative of future results.

Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

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

In connection with a variable Euribor rate debt financing in July 2000, the
Company's subsidiary, NN Euroball ApS entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of its debt financing. The interest rate swap provides for the
Company to receive variable Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to initially established principal payments on the underlying debt over the life of the swap.

As of March 31, 2003, the fair value of the swap was a loss of approximately
$539,000, which is recorded in other non-current liabilities. The change in fair value during the three month period ended March 31, 2003 and 2002 was a loss of approximately $104,000 and a gain of approximately $56,000, respectively, which have been included as a component of other income.

Note 3.  Inventories

Inventories are stated at the lower of cost or market. Cost is being determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                                  March 31,       Dec. 31,
                                                    2003           2002
                                                (Unaudited)
                                              -------------    --------------
Raw materials                                      $ 5,864           $ 5,400
Work in process                                      5,522             5,139
Finished goods                                      14,468            13,065
Less inventory reserves                              (260)             (202)
                                              -------------    --------------
                                                   $25,594           $23,402
                                              =============    ==============

Inventories on consignment at customer locations as of March 31, 2003 and
December 31, 2002 were $2,458 and $3,093, respectively.

Note 4.  Net Income Per Share

                                                                 Three Months Ended
Thousands of Dollars, Except Share and Per Share Data                 March 31,
-----------------------------------------------------            2003             2002
                                                            -------------    --------------
Net income                                                       $ 3,643           $ 1,848
Adjustments to net income                                             --                --
                                                            -------------    --------------
   Net income                                                    $ 3,643           $ 1,848
                                                            =============    ==============

Weighted average basic shares                                 15,378,313        15,340,806
Effect of dilutive stock options                                 195,881           393,904
                                                            -------------    --------------
Weighted average dilutive shares outstanding                  15,574,194        15,734,710
                                                            =============    ==============

Basic net income per share                                       $  0.24           $  0.12
                                                            =============    ==============
Diluted net income per share                                     $  0.23           $  0.12
                                                            =============    ==============

Excluded from the shares outstanding for each of the three month periods ended
March 31, 2003 and 2002 were 39,800 and 0 antidilutive options, respectively, which had exercise prices ranging from $9.75 to $10.26 as of March 31, 2003.

Note 5.  Segment Information

During 2003 and 2002, the Company's reportable segments are based on differences in product lines and geographic locations and are divided among Domestic Ball and Roller, European operations ("Euroball") and Plastic and Rubber Components.
The Domestic Ball and Roller Segment is comprised of two manufacturing facilities in the eastern United States. The Euroball Segment was acquired in
July 2000 and is comprised of manufacturing facilities located in Kilkenny,
Ireland, Eltmann, Germany and Pinerolo, Italy. All of the facilities in the
Domestic Ball and Roller and Euroball Segment are engaged in the production of precision balls and rollers used primarily in the bearing industry. The Plastic and Rubber Components Segment is comprised of the Industrial Molding Corporation
("IMC") business, located in Lubbock, Texas, which was acquired in July 1999, NN
Arte ("Arte") formed in August of 2000, located in Guadalajara, Mexico and The
Delta Rubber Company ("Delta") business, located in Danielson, Connecticut, which was acquired in February 2001. IMC and Arte are engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, fiber optic and consumer hardware markets. Delta is engaged principally in the production of engineered bearing seals used principally in automotive, industrial, agricultural, mining and aerospace applications. The
Plastic and Rubber Components Segment's name has been changed from the Plastics
Segment effective with this quarterly

report on Form 10-Q. The businesses and methods of calculation comprising this segment have not changed.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies in the December 31, 2002 Form 10-K including those policies as discussed in Note 1. The Company evaluates segment performance based on profit or loss from operations before income taxes and minority interest not including nonrecurring gains and losses. The Company accounts for inter-segment sales and transfers at current market prices;
however, the Company did not have any material inter-segment transactions during the three month periods ended March 31, 2003 and 2002.

                                                              Three Months Ended March 31,
                                                    2003                   |                    2002
                                                             Plastic and   |    Domestic                   Plastic and
                                 Domestic Ball                  Rubber     |     Ball &                       Rubber
Thousands of Dollars              & Roller      Euroball      Components   |     Roller       Euroball      Components
------------------------------------------------------------------------------------------------------------------------
Revenues from external              $ 14,249      $ 28,835         $ 14,525|    $ 13,203      $ 21,725         $ 12,272
customers                                                                  |
Segment pretax profit                  1,980         3,729              940|         998         2,351              672
Segment assets                        61,435        90,681           59,980|      65,982        66,412           57,026

Note 6.  Acquisitions and Joint Ventures

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
SKF has the right, beginning January 1, 2003 to require us to purchase its interest in Euroball, based on a formula price detailed in the Euroball
Shareholder Agreement. On May 2, 2003, we acquired the 23 percent interest in
Euroball held by SKF, see Note 10.

On April 1, 2003, we exercised our call right and purchased the remaining 49 percent interest in NN Mexico, LLC. Based on the purchase price formula contained in the principal agreement between the parties, the purchase price for such interest was zero.

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

Prior to December 31, 2001, production capacity and certain machinery and equipment were transferred from the Walterboro facility to the Company's two domestic ball facilities in Erwin, Tennessee and Mountain City, Tennessee. The
Company recorded restructuring costs of $62,000 for additional severance payments during the quarter ended March 31, 2002. There were no restructuring costs recorded for the quarter ended March 31, 2003.

The Company's Euroball subsidiary incurred restructuring charges of $16,000 for the quarter ended March 31, 2002 for additional severance payments as a result of the termination of 15 hourly employees and 3 salaried employees at its Italy production facility. Approximately $69,000 of the severance payments recorded during 2001 and 2002 were paid during the quarter ended March 31, 2002 and there are no remaining accrued restructuring costs included in other current liabilities as of March 31, 2002 and March 31, 2003 related to Euroball.

Note 8.  New Accounting Pronouncements

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

The Company completed the transitional goodwill impairment reviews required by the new standards during the first six months of 2002 and the annually required goodwill impairment review during the fourth quarter of 2002. In performing the impairment reviews, the Company estimated the fair values of the reporting units using a method that incorporates valuations derived from EBITDA multiples based upon market multiples and recent capital market transactions and also incorporates valuations determined by each segment's discounted future cash flows. As of January 1, 2002, the transition date and as of October 1, 2002, the most recent annual review date, there was no impairment to goodwill as the fair values exceeded the carrying values of the reporting units. As of March 31,
2003, the carrying amounts of goodwill by reporting units are as follows: $26.1 million for the Plastics and Rubber Components Segment and $16.6 million for the
Euroball Segment. Since December 31, 2002, the increase in goodwill of $0.5 million is principally due to foreign currency translation adjustments at the
Euroball Segment.

In July 2001, the FASB issued Statement of Financial Accounting Standards No.
143, "Accounting For Asset Retirement Obligations." This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of the Statement is required for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003 and this adoption did not have a material impact on the financial statements.

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
SFAS No. 145 is applicable for the Company at the beginning of fiscal year 2003, with the provisions related to SFAS No. 13 for transactions occurring after May
15, 2002. The Company adopted SFAS No. 145 effective January 1, 2003 and this adoption did not have a material impact on the financial statements.

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
123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148, which was effective for the year ending
December 31, 2002, amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the provisions of SFAS 123, which encourages but does not require a fair value based method of accounting for stock compensation plans. The Company has elected to continue accounting for its stock compensation plan using the intrinsic value based method under APB Opinion No. 25 and, accordingly, has not recorded compensation expense for each of the three months ended March 31, 2003 and March
31, 2002, except as discussed above. Had compensation cost for the Company's stock compensation plan been determined based on the fair value at the option grant dates, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                                     Three months ended March 31,

                                                                          2003          2002
                                                                       ------------  -----------
              Net income - as reported                                 $  3,643      $   1,848
                 Stock based compensation costs, net of income
                  tax, included in net income as reported                     --         --
                 Stock based compensation costs, net of income
                  tax, that would have been included in net
                  income if the fair value method had been
                  applied                                                    10            14
                                                                       ------------  -----------
              Net income - proforma                                    $  3,633        $1,834
                                                                       ============  ===========

              Earnings per share - as reported                         $     0.24      $ 0.12
                 Stock based compensation costs, net of income
                  tax, included in net income as reported                     --           --
                 Stock based compensation costs, net of income
                  tax, that would have been included in net
                  income if the fair value method had been
                  applied                                                     --           --
                                                                       ------------  -----------
              Earnings per share - proforma                            $    0.24     $   0.12
                                                                       ============  ===========

              Earnings per share-assuming dilution - as reported       $    0.23      $   0.12
              Stock based compensation costs, net of income tax,
                  included in net income as reported                          --           --
              Stock based compensation costs, net of income tax,
                  that would have been included in net income if
                  the fair value method had been applied                      --           --
                                                                       ------------  -----------
              Earnings per share - assuming dilution-proforma          $    0.23     $    0.12
                                                                       ============  ===========

              The fair value of each option grant was estimated based on actual information available through March 31, 2003 and 2002 using the
              Black Scholes option-pricing model with the following assumptions:

Term                          Vesting period
Risk free interest rate       3.28% and 3.28% at March 31, 2003 and 2002, respectively
Dividend yield                3.66% and 2.91% at March 31, 2003 and 2002, respectively
Volatility                    50.11% and 40.2% at March 31, 2003 and 2002, respectively

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

Note 9.  Long-Term Debt

On July 20, 2001, the Company entered into a syndicated loan agreement with
AmSouth Bank ("AmSouth") as the administrative agent for the lenders, for a senior non-secured revolving credit facility of up to $25 million, expiring on
July 25, 2003 and a senior non-secured term loan for $35 million expiring on
July 1, 2006. On July 12, 2002, the Company amended this credit facility to convert the term loan portion into a reducing revolving credit line providing initial availability equivalent to the balance of the term loan prior to the amendment. Additionally, on July 31, 2002, the Company amended the credit facility again to extend the $25 million senior non-secured revolving credit facility to July 25, 2004. Amounts outstanding under the revolving facility and term loan facility bore interest at a floating rate equal to LIBOR (1.23% at
March 31, 2003) plus an applicable margin of 0.75% to 2.00% based upon calculated financial ratios. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that the Company must maintain certain liquidity measures and limits the amount of capital expenditures we may make in any fiscal year. The Company's ownership in NN Euroball ApS has been pledged as collateral. The Company was in compliance with all loan covenants as of March 31, 2003. In connection with the new $90 million syndicated credit facility entered into on May 1, 2003 this credit facility was repaid, see Note
10.

In connection with the Euroball transaction the Company and NN Euroball ApS, entered into a Facility Agreement with a bank to provide up to Euro 36 million in Term Loans and Euro 5 million in revolving credit loans. The Company borrowed
Euro 30.5 million ($28.8 million) under the term loan facility and Euro 1.0 million ($0.9 million) under the revolving credit facility. Amounts outstanding under the Facility Agreement were secured by inventory and accounts receivable and bear interest at EURIBOR (2.52% at March 31, 2003) plus an applicable margin between 0.8% and 2.25% based upon financial ratios. The

shareholders of NN Euroball ApS have provided guarantees for the Facility
Agreement. Euroball was in compliance with all loan covenants at March 31, 2003.
Amounts outstanding under the Facility Agreement are secured by the stock of certain subsidiaries, inventory and accounts receivable of NN Euroball ApS. In connection with the new $90 million syndicated credit facility entered into on
May 1, 2003 this credit facility was repaid, see Note 10.

Note 10. Subsequent Events

On May 2, 2003 we acquired the 23 percent interest in NN Euroball, ApS
("Euroball") held by SKF. We paid approximately 13.8 million Euros ($15.5 million). Euroball was formed in 2000 by the Company, FAG Kugelfischer George
Shaefer AG, which was subsequently acquired by INA - Schaeffler KG
(collectively, "INA/FAG"), and AB SKF ("SKF"). Upon consummation of this transaction, we became the sole owner of Euroball.

On May 2, 2003 we acquired the tapered roller and metal cage manufacturing operations of SKF in Veenendaal, The Netherlands. We paid consideration of approximately 22.2 million Euros ($25.0 million), for the assets acquired from
SKF. The Veenendaal operation manufactures rollers for tapered roller bearings and metal cages for both tapered roller and spherical roller bearings.

In connection with the acquisition of SKF's operations in Veenendaal, The
Netherlands, SKF purchased 700,000 shares of our common stock from us for an aggregate purchase price of approximately $6.2 million, which was applied to the purchase of SKF's Veenendaal, The Netherlands operations.

On May 1, 2003 in connection with the purchase of SKF's Veenendaal component manufacturing operations and SKF's 23 percent interest in Euroball, we entered into a new $90 million syndicated credit facility with AmSouth Bank ("AmSouth")
as the administrative agent and Suntrust Bank as the euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million Euros ($29.6 million). This new financing arrangement replaces our prior credit facility with
AmSouth and Euroball's credit facility with Hypo Vereinsbank Luxembourg, S.A.
The credit facility consists of a $30.0 million revolver expiring on March 1,
2005, bearing interest at a floating rate equal to LIBOR (1.31% at April 30,
2003) plus an applicable margin of 1.25 to 2.0, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR
(1.31% at April 30, 2003) plus an applicable margin of 1.25 to 2.0 and a 26.3 million ($29.6 million) Euros term loan expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.57% at April 30, 2003) plus an applicable margin of 1.25 to 2.0. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments
(including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in the
Company's business. The agreement is uncollateralized except for the pledge of stock of certain foreign subsidiaries.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net Sales. Net sales increased by approximately $10.4 million or 22.1% from
$47.2 million for the first quarter of 2002 to $57.6 million for the first quarter of 2003. By segment, sales increased $1.0 million, $2.3 million and $7.1 million for the Domestic Ball and Roller Segment, the Plastic and Rubber
Components Segment and the Euroball Segment, respectively. Within the Domestic
Ball and Roller Segment and the Plastic and Rubber Components Segment the sales increases were principally related to increased demand. Within the Euroball
Segment, $5.5 million of the increase is related to currency impacts while the remaining $1.6 million increase is due to increased product demand.

Gross Profit. Gross profit increased by $3.2 million or 27.4% from $11.7 million for the first quarter of 2002 to $14.9 million for the first quarter of 2003. By segment, gross profit increased $0.9 million, $0.2 million and $2.1 million for the Domestic Ball and Roller Segment, the Plastic and Rubber Components Segment
and the Euroball Segment, respectively. Capitalized costs related to finished goods inventory increases and sales increases contributed $0.9 million of the increase in the Domestic Ball and Roller Segment. Increased product demand, new sales programs offset by impacts of inventory decreases and insurance expenses in the Plastic and Rubber Components Segment contributed $0.2 million of the increase. Additionally, volume increases and currency impacts contributed $0.7 million and $1.4 million, respectively, in the Euroball Segment. As a percentage of net sales, gross profit increased from 24.7% for the first quarter of 2002 to
25.8% for the first quarter of 2003.

Selling, General and Administrative Expenses. Selling, general and administrative costs increased by $0.2 million, or 3.9%, from $4.5 million in the first quarter of 2002 to $4.6 million in first quarter of 2003. Currency impacts in the Euroball segment resulted in a $0.4 million increase. Offsetting this increase was decreased spending of $0.2 million related to advisory service expenses incurred by the Company associated with the previously announced desire of certain original founders of the Company to diversify and liquidate their holdings in the Company' stock in the first quarter of 2002. As a percentage of net sales, selling, general and administrative expenses decreased from 9.5% in the first quarter of 2002 to 8.0% in the first quarter of 2003.

Depreciation and Amortizaton. Depreciation and amortization expenses increased by $0.3 million, or 10.1%, from $2.8 million in the first quarter of 2002 to
$3.1 million in the first quarter of 2003. Currency impacts in the Euroball
Segment resulted in a $0.3 million increase. As a percentage of sales, depreciation and amortization decreased from 5.9% in the first quarter of 2002 to 5.3% in first quarter of 2003.

Restructuring and Impairment Costs. Restructuring and impairment costs decreased by $0.1 million from $0.1 million for the first quarter of 2002 to $0.0 million in the first quarter of 2003. A charge of $0.1 million was recorded in the first quarter of 2002 principally associated with employee severance costs related to the closing of the Walterboro, South Carolina facility. Restructuring and impairment charges were 0.2% of sales in the first quarter of 2002 and 0.0% of sales in the first quarter of 2003.

Interest Expense. Interest expense decreased by $0.2 million from $0.7 million in the first quarter of 2002 to $0.5 million in the first quarter of 2003. A decrease of $0.3 million is principally attributed to decreased interest rates and decreased average debt levels. Offsetting this decrease was interest expense of $0.1 million related to debt incurred as a result of the previously announced purchase by the Company of the 23% interest in Euroball held by INA/FAG on
December 20, 2002. As a percentage of net sales, interest expense decreased from
1.4% in the first quarter of 2002 to 0.9% in first quarter of 2003. See
"Management's Discussion and Analysis of Financial Condition and Results of
Operations - Liquidity and Capital Resources".

Minority Interest in Consolidated Subsidiary. Minority interest of consolidated subsidiary decreased $0.1 million from $0.6 million in the first quarter of 2002 to $0.5 million in the first quarter of 2003. This decrease is due entirely to the Euroball joint venture, which the Company has been required to consolidate since its formation, August 1, 2000. During the first quarter of 2002, minority interest in consolidated subsidiary represented the 46% of the shares of the joint venture held by the minority partners. During the first quarter of 2003, minority interest in consolidated subsidiary represents the 23% of the shares of the joint venture held by the remaining minority partner as a result of the
December 20, 2002 purchase by the Company of the 23% interest in Euroball held by INA/FAG. At March 31, 2003, the Company owned 77% of the shares of the joint venture with the remaining minority partner owning 23%. On May 2, 2003, we purchased the remaining 23 percent interest in Euroball, see "Management's
Discussion and Analysis of Financial Condition and Results of Operations -
Recent Developments", herein. Minority interest in consolidated subsidiary represents the combined interest in Euroball's earnings of the minority partner and the 49% interest in NN Arte's earnings of the minority partner (the 49%
interest in NN Arte's earnings is zero in the first quarter of 2002 and the first quarter of 2003).

Net Income. Net income increased $1.8 million, or 97.1%, from $1.8 in the first quarter of 2002 to $3.6 million in the first quarter of 2003. As a percentage of net sales, net income increased from 3.9% in the first quarter of 2002 to 6.3%
during the first quarter of 2003.

Recent Developments

On May 2, 2003 we acquired the 23 percent interest in NN Euroball, ApS
("Euroball") held by SKF. We paid approximately 13.8 million Euros ($15.5 million). Euroball was formed in 2000 by the Company, FAG Kugelfischer George
Shaefer AG, which was subsequently acquired by INA - Schaeffler KG
(collectively, "INA/FAG"), and AB SKF ("SKF"). Upon consummation of this transaction, we became the sole owner of Euroball.

On May 2, 2003 we acquired the tapered roller and metal cage manufacturing operations of SKF in Veenendaal, The Netherlands. We paid consideration of approximately 22.2 million Euros ($25.0 million), for the assets acquired from
SKF. The Veenendaal operation manufactures rollers for tapered roller bearings and metal cages for both tapered roller and spherical roller bearings.

In connection with the acquisition of SKF's operations in Veenendaal, The
Netherlands, SKF purchased 700,000 shares of our common stock from us for an aggregate purchase price of approximately $6.2 million, which was applied to the purchase of SKF's Veenendaal, The Netherlands operations.

On May 1, 2003 in connection with the purchase of SKF's Veenendaal component manufacturing operations and SKF's 23 percent interest in Euroball, we entered into a new $90 million syndicated credit facility with AmSouth Bank ("AmSouth")
as the administrative agent and Suntrust Bank as the euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million Euros ($29.6 million). This new financing arrangement replaces our prior credit facility with
AmSouth and Euroball's credit facility with Hypo Vereinsbank Luxembourg, S.A.
The credit facility consists of a $30.0 million revolver expiring on March 1,
2005, bearing interest at a floating rate equal to LIBOR (1.31% at April 30,
2003) plus an applicable margin of 1.25 to 2.0, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR
(1.31% at April 30, 2003) plus an applicable margin of 1.25 to 2.0 and a 26.3 million ($29.6 million) Euros term loan expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.57% at April 30, 2003) plus an applicable margin of 1.25 to 2.0. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments
(including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. The agreement is uncollateralized except for the pledge of stock of certain foreign subsidiaries.

Liquidity and Capital Resources

On May 1, 2003 in connection with the purchase of SKF's Veenendaal component manufacturing operations and SKF's 23 percent interest in Euroball, we entered into a new $90 million syndicated credit facility with AmSouth Bank ("AmSouth")
as the administrative agent and Suntrust Bank as the euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million
Euros ($29.6 million). This new financing arrangement replaces our prior credit facility with AmSouth and Euroball's credit facility with Hypo Vereinsbank
Luxembourg, S.A. The credit facility consists of a $30.0 million revolver expiring on March 1, 2005, bearing interest at a floating rate equal to LIBOR
(1.31% at April 30, 2003) plus an applicable margin of 1.25 to 2.0, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR (1.31% at April 30, 2003) plus an applicable margin of 1.25 to
2.0 and a 26.3 million ($29.6 million) Euros term loan expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.57% at April 30,
2003) plus an applicable margin of 1.25 to 2.0. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments
(including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. The agreement is uncollateralized except for the pledge of stock of certain foreign subsidiaries.

Since July 20, 2001, we had a syndicated loan agreement with AmSouth as the administrative agent for the lenders, for a senior non-secured revolving credit facility of up to $25.0 million, expiring on July 25, 2003 and a senior non-secured term loan for $35.0 million expiring on July 1, 2006. On July 12,
2002, we amended this credit facility to convert the term loan portion into a reducing revolving credit line providing initial availability equivalent to the balance of the term loan prior to the amendment. Amounts available for borrowing under this facility were to be reduced by $ 7.0 million per annum and the facility was to expire on July 1, 2006. Additionally, on July 31, 2002, we amended the credit facility again to extend the $25 million senior non-secured revolving credit facility to July 25, 2004. Amounts outstanding under the revolving facility and term loan facility bore interest at a floating rate equal to LIBOR (1.23% at March 31, 2003) plus an applicable margin of 0.75% to 2.00%
based upon calculated financial ratios. The loan agreement contained customary financial and non-financial covenants. Such covenants specified that we had to maintain certain liquidity measures and limits the amount of capital expenditures we could make in any fiscal year. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments
(including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. Additionally, the terms of our loan agreement restricted the declaration and payment of dividends in excess of $5.5 million in any fiscal year. Our ownership in NN Euroball ApS had been pledged as collateral. We were in compliance with all such covenants as of March 31, 2003.

In connection with the Euroball transaction we and NN Euroball ApS, entered into a Facility Agreement with a bank to provide up to Euro 36.0 million in Term
Loans and Euro 5.0 million in revolving credit loans. We borrowed Euro 30.5 million ($28.8 million) under the term loan facility and Euro 1,000 ($943) under the revolving credit facility. Amounts outstanding under the Facility Agreement were secured by inventory and accounts receivable and bore interest at EURIBOR
(2.52% at March 31, 2003) plus an applicable margin between 0.8% and 2.25% based upon financial ratios. The shareholders of NN Euroball ApS provided guarantees for the Facility Agreement. The Facility Agreement contained restrictive covenants, which specified, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain financial ratios. Euroball was in compliance with all such covenants at March 31, 2003. Amounts outstanding under the Facility Agreement were secured by the stock in certain subsidiaries, inventory and accounts receivable of NN Euroball ApS.

Our arrangements with our domestic customers typically provide that payments are due within 30 days following the date of shipment of goods by us, while arrangements with foreign customers (other than foreign customers that have entered into an inventory management program with the Company) generally provide that payments are due within either 90 or 120 days following the date of shipment. Our net sales have historically been of a seasonal nature due to our relative percentage of European business coupled with many foreign customers ceasing production during the month of August.

We bill and receive payment from some of our foreign customers in Euro as well as other currencies. To date, we have not been materially adversely affected by currency fluctuations or foreign exchange restrictions. Nonetheless, as a result of these sales, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of
March 31, 2003, no currency hedges were in place.

In addition, a strengthening of the U.S. dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories, was $24.9 million at March 31, 2003 as compared to $21.2 million at
December 31, 2002. The ratio of current assets to current liabilities increased from 1.53:1 at December 31, 2002 to 1.51:1 at March 31, 2003. Cash flow from operations decreased to ($2.8) million during the first quarter of 2003 from
$1.1 million during the first quarter of 2002.

During 2003, we plan to spend approximately $9.4 million on capital expenditures
(of which approximately $2.1 million has been spent through March 31, 2003)
including the purchase of additional machinery and equipment for all of our domestic facilities as well as four European facilities. We intend to finance these activities with cash generated from operations and funds available under the credit facilities described above. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our working capital needs and projected capital expenditure requirements through December 2003.

The Euro

The Company currently has operations in Italy, Germany and Ireland, all of which are Euro participating countries, and sells product to customers in many of the participating countries. The Euro has been adopted as the functional currency at these locations.

Seasonality and Fluctuation in Quarterly Results

The Company's net sales historically have been of a seasonal nature due to a significant portion of the Company's sales being to European customers that cease or significantly slow production during the month of August.

Inflation and Changes in Prices

While the Company's operations have not been materially affected by inflation during recent years, prices for 52100 Steel, engineered resins and other raw materials purchased by the Company are subject to material change. For example, during 1995, due to an increase in worldwide demand for 52100 Steel and the decrease in the value of the United States dollar relative to foreign currencies, the Company experienced an increase in the price of 52100 Steel and some difficulty in obtaining an adequate supply of 52100 Steel from its existing suppliers. In the Company's U.S. operations our typical pricing arrangements with steel suppliers are subject to adjustment once every six months. The
Company's Euroball Segment has entered into long term agreements with its primary steel supplier, which provide for standard terms and conditions and annual pricing adjustments to offset material price fluctuations in steel. The
Company typically reserves the right to increase product prices periodically in the event of increases in its raw material costs. In the past, the Company has been able to minimize the impact on its operations resulting from the 52100
Steel price fluctuations by taking such measures. Certain sales agreements are in effect with SKF and INA/FAG, which provide for minimum purchase quantities and specified, annual sales price adjustments that may be modified up or down for changes in material costs. These agreements expire during 2006.

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgment underlying them, are disclosed in the December 31, 2002 Form 10-K including those policies as discussed in Note 1. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding the
Company's business operations, financial condition and results of operations.
There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies.

Accounts Receivable. Substantially all of the Company's accounts receivable are due primarily from the served markets: bearing manufacturers, automotive industry, electronics, industrial, agricultural and aerospace. In establishing allowances for doubtful accounts, the Company continuously performs credit evaluations of its customers, considering numerous inputs when available including the customers' financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects. While management believes that adequate allowances for doubtful accounts have been provided in the Consolidated
Financial Statements, it is possible that the Company could experience additional unexpected credit losses.

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

The Company wishes to caution readers that this report contains, and future filings by the Company, press releases and oral statements made by the Company's authorized representatives may contain, forward-looking statements that involve certain risks and uncertainties. Statements regarding capital expenditures, future borrowings, and financial commitments are forward-looking statements.
Readers can identify forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs.
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

We do not have a hedging program in place associated with consolidating the operating results of our foreign businesses into U.S. dollars. An increase in the value of the U.S. dollar and/or the Euro relative to other currencies may adversely affect our ability to compete with our foreign-based competitors for international, as well as domestic, sales. In the first quarter of 2003, approximately 50% at the $10.4 million increase in revenues was attributable to favorable currency fluctuations. Also, a decline in the value of the Euro relative to the U.S. dollar will negatively impact our consolidated financial results, which are denominated in U.S. dollars.

In addition, due to the typical slower summer manufacturing season in Europe, we expect that revenues in the third fiscal quarter will reflect lower sales, as our sales to European customers have increased as a percentage of net sales.

We depend heavily on a relatively limited number of customers, and the loss of any major customer would have a material adverse effect on our business.

Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 33% of consolidated net sales in 2002, and sales to INA/FAG accounted for approximately
19% of consolidated net sales in 2002. Our recent acquisition at SKF's tapered roller and metal cage production facility, along with the related long-term supply agreement with SKF, will increase our dependence on SKF in the future.
During 2002, our ten largest customers accounted for approximately 73% of our consolidated net sales. None of our other customers individually accounted for more than 5% of our consolidated net sales for 2002. Recent consolidation of certain of our bearing customers, including the acquisition at the Torrington
Company by Timken, will increase our dependence on a smaller number of customers. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our profit margin and cash flows from operations.

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

2001. During 2002, we purchased INA/FAG's minority interest in Euroball and on
May 2, 2003, we acquired SKF's minority interest in Euroball, to become the sole owner at Euroball. On May 2, 2003 we acquired SKF's tapered roller and metal cage manufacturing operations in Veenendaal, The Netherlands. We cannot assure you that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future. In addition, we may borrow funds to acquire other businesses, increasing our interest expense and debt levels. Our inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to our use of certain financial instruments as well as transacting in various foreign currencies. To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. Domestically, at March 31, 2003, these borrowings included a $25 million senior, non-secured floating rate revolving credit facility which was used to maintain liquidity and fund our business operations. In Europe, at March 31, 2003, Euroball had a 5.0 million Euro floating rate credit facility, and a 6.0 million Euro floating rate secured term loan. At March 31, 2003, we had $48.9 million outstanding under the domestic revolving credit facility and Euroball had 4.0 million Euro ($4.3 million) outstanding under the Euroball credit facility. At March 31, 2003 a one-percent increase in the interest rate charged on our outstanding borrowings under both credit facilities would result in interest expense increasing annually by approximately $0.5 million. In connection with a variable EURIBOR rate debt financing in July 2000 our majority owned subsidiary, NN Euroball ApS entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for us to receive variable Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to principal payments on the underlying debt over the life of the swap. On May 1, 2003 we entered into a new $90 million syndicated credit facility. This new financing arrangement replaces our prior credit facility with AmSouth and Euroball's credit facility with Hypo Vereinsbank

Luxembourg, S.A., see "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Recent Developments", herein. A one-percent increase in the interest rate charged on our new credit facility would result in interest expense increasing annually by approximately $0.9 million. The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We, primarily in our Euroball
Segment, bill and receive payment from some of its foreign customers in their own currency. To date, we have not been materially adversely affected by currency fluctuations of foreign exchange restrictions. However, to help reduce exposure to foreign currency fluctuation, management has incurred debt in Euros and periodically used foreign currency hedges. These currency hedging programs allow management to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency hedging instruments as of March 31, 2003.

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

Item 2.           Exhibits and Reports on Form 8-K.

(a) Exhibits Required by Item 601 of Regulation S-K

     99.1 Certification of Chief Executive Officer pursuant to Section 906 of
          Sarbanes-Oxley Act.

     99.2 Certification of Chief Financial Officer pursuant to Section 906 of
          Sarbanes-Oxley Act.

(b) Reports on Form 8-K

     The Company filed a Form 8-K on February 25, 2003 announcing its fourth quarter and fiscal year ended December 31, 2002 financial results.

     The Company filed a Form 8-K on March 11, 2003 announcing payment of a regular quarterly cash dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NN, Inc.
                                     ------------------------------
                                             (Registrant)

Date:    May 15, 2003                /s/ Roderick R. Baty
                                     ------------------------------
                                         Roderick R. Baty,
                                         Chairman, President and
                                         Chief Executive Officer
                                         (Duly Authorized Officer)

Date:    May 15, 2003                /s/ David L. Dyckman
                                     ------------------------------
                                          David L. Dyckman
                                          Vice President - Corporate Development
                                          Chief Financial Officer
                                          (Principal Financial Officer)
                                          (Duly Authorized Officer)

Date:    May 15, 2003                 /s/ William C. Kelly, Jr.
                                     ------------------------------
                                          William C. Kelly, Jr.,
                                          Treasurer, Secretary and
                                          Chief Administrative Officer
                                          (Duly Authorized Officer)

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

Date:  May 15, 2003

         /s/ Roderick R. Baty
         -----------------------------------------------
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

Date:  May 15, 2003

         /s/ David L. Dyckman
         ----------------------------------------
         David L. Dyckman
         Chief Financial Officer

