Form 10-Q
period 2003-06-30
NN INC
filed 2003-08-14
CIK 918541

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

| X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

As of August 13, 2003 there were 16,652,407 shares of the registrant's common stock, par value $0.01 per share, outstanding.

================================================================================

                                    NN, Inc.
                                      INDEX

                                                                                                  Page No.
                                                                                                  --------

Part I. Financial Information

Item 1.  Financial Statements:

         Consolidated Statements of Income and Comprehensive Income for the three and six
            months ended June 30, 2003 and 2002 (unaudited)                                           2

         Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002 (unaudited)
                                                                                                      3

         Consolidated Statements of Changes in Stockholders' Equity for the three and six
            months ended June 30, 2003 and 2002 (unaudited)                                           4

         Consolidated Statements of Cash Flows for the six months ended
            June 30, 2003 and 2002 (unaudited)                                                        5

         Notes to Consolidated Financial Statements (unaudited)                                       6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                      15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  25

Item 4.  Controls and Procedures                                                                     26

Part II. Other Information                                                                           27

Item 1.  Legal Proceedings                                                                           27

Item 2.  Changes in Securities and Use of Proceeds                                                   27

Item 3.  Defaults Upon Senior Securities                                                             27

Item 4.  Submission of Matters to a Vote of Security Holders                                         27

Item 5.  Other Information                                                                           27

Item 6.  Exhibits and Reports on Form 8-K                                                            27

Signatures                                                                                           29

                          PART I. FINANCIAL INFORMATION

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,

Thousands of Dollars, Except Per Share Data                2003              2002             2003             2002
-------------------------------------------------     --------------    -------------    -------------    -------------

Net sales                                                   $ 64,194         $ 49,186        $ 121,803         $ 96,386
Cost of goods sold                                            49,721           36,139           92,464           71,670
                                                       --------------    -------------    -------------    -------------
  Gross profit                                                14,473           13,047           29,339           24,716

Selling, general and administrative                            5,771            4,777           10,403            9,317
Depreciation and amortization                                  3,482            2,767            6,560            5,620
Restructuring and impairment costs                             2,723               --            2,723               78
                                                       --------------    -------------    -------------    -------------
  Income from operations                                       2,497            5,503            9,653            9,701

Interest expense, net                                            759              609            1,343            1,140
Gain on purchase of minority interest                        (6,600)               --          (6,600)               --
Other (income) expense                                           389            (141)              310            (496)
                                                       --------------    -------------    -------------    -------------
Income before provision for income taxes                       7,949            5,035           14,600            9,057
Provision for income taxes                                       512            1,840            2,985            3,345
Minority interest in consolidated subsidiaries                   140              787              675            1,454
                                                       --------------    -------------    -------------    -------------
    Net income                                                 7,297            2,408           10,940            4,258

Other comprehensive income:
     Foreign currency translation                              1,837            1,413            3,226            1,333
                                                       --------------    -------------    -------------    -------------
     Comprehensive income                                    $ 9,134          $ 3,821         $ 14,166          $ 5,591
                                                       ==============    =============    =============    =============

Basic income per common share:                               $  0.46          $  0.16          $  0.70          $  0.28
                                                       ==============    =============    =============    =============

  Weighted average shares outstanding                         16,015           15,359           15,561           15,336
                                                       ==============    =============    =============    =============

Diluted income per common share:                             $  0.44          $  0.15          $  0.69          $  0.27
                                                       ==============    =============    =============    =============

  Weighted average shares outstanding                         16,465           15,868           15,892           15,798
                                                       ==============    =============    =============    =============

                             See accompanying notes.

                                    NN, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                         June 30,             December 31,
                                                                           2003                  2002
Thousands of Dollars
---------------------------------------------------------------------- --------------        -------------
Assets
Current assets:
  Cash and cash equivalents                                                  $ 4,641              $ 5,144
  Accounts receivable, net                                                    44,542               28,965
  Inventories, net                                                            33,825               23,402
  Other current assets                                                         6,779                3,901
                                                                       --------------        -------------
     Total current assets                                                     89,787               61,412

Property, plant and equipment, net                                           105,007               88,199
Assets held for sale                                                           1,805                2,214
Goodwill, net                                                                 53,681               42,166
Other assets                                                                   4,602                4,016
                                                                       --------------        -------------
     Total assets                                                          $ 254,882            $ 198,007
                                                                       ==============        =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                           $33,826             $ 22,983
  Bank overdraft                                                               2,813                   37
  Accrued salaries and wages                                                  11,608                6,354
  Income taxes payable                                                         1,019                  620
  Current maturities of long-term debt                                         9,066                7,000
  Other current liabilities                                                    4,399                3,240
                                                                       --------------        -------------
     Total current liabilities                                                62,371               40,234

Minority interest in consolidated subsidiaries                                    --               19,706
Non-current deferred tax liability                                             9,688                9,334
Long-term debt                                                                75,344               46,135
Accrued pension and other                                                     10,130                9,319
                                                                       --------------        -------------
     Total liabilities                                                       157,893              124,728

     Total stockholders' equity                                               96,989               73,279
                                                                       --------------        -------------
     Total liabilities and stockholders' equity                             $254,882             $198,007
                                                                       ==============        =============

                             See accompanying notes.

                                    NN, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                              Common Stock                                           Accumulated
Thousands of Dollars and Shares                                       Additional                        Other
                                        Number of                      paid in        Retained      Comprehensive
                                         Shares         Par Value      capital        Earnings      Income (Loss)      Total
------------------------------------- --------------    -----------   ------------    -----------    -----------     ----------
Balance, January 1, 2002                     15,317           $154       $ 30,841       $ 36,139      $ (5,095)       $ 62,039
   Shares issued                                 50             --            329             --             --            329
   Net income                                    --             --             --          4,258             --          4,258
   Dividends declared                            --             --             --        (2,457)             --        (2,457)
    Other comprehensive income                   --             --             --             --          1,333          1,333
                                      --------------    -----------     ----------    -----------    -----------     ----------
Balance, June 30, 2002                       15,367           $154       $ 31,170       $ 37,940      $ (3,762)       $ 65,502
                                      ==============    ===========     ==========    ===========    ===========     ==========

Balance, January 1, 2003                     15,370           $154       $ 31,187       $ 44,888      $ (2,950)       $ 73,279
  Shares issued                               1,280             13         12,093             --             --         12,106
  Net income                                     --             --             --         10,940             --         10,940
  Dividends declared                             --             --             --        (2,562)             --        (2,562)
  Other comprehensive income                     --             --             --             --          3,226          3,226
                                      --------------    -----------     ----------    -----------    ----------      ----------
Balance, June 30, 2003                       16,650           $167       $ 43,280       $ 53,266         $  276       $ 96,989
                                      ==============    ===========     ==========    ===========    ===========     ==========

                             See accompanying notes.

                                    NN, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
Thousands of Dollars                                                                  2003            2002
---------------------------------------------------------------------------------- ------------    -----------
Operating Activities:
  Net income                                                                          $ 10,940        $ 4,258
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation and amortization                                                        6,560          5,620
    Gain on purchase of minority interest                                              (6,600)             --
    (Gain) loss on disposals of property, plant and equipment                               --            (7)
    Minority interest in consolidated subsidiary                                           675          1,454
    Restructuring and impairment costs                                                   3,047             78
    Changes in operating assets and liabilities:
      Accounts receivable                                                             (14,043)        (5,959)
      Inventories                                                                      (3,717)          2,714
      Other current assets                                                             (1,352)          (316)
      Other assets                                                                     (3,216)              5
      Accounts payable                                                                  11,030          3,153
      Income taxes payable                                                               1,019          1,044
      Other liabilities                                                                  (645)          2,974
                                                                                   ------------    -----------
         Net cash provided by operating activities                                       3,698         15,018
                                                                                   ------------    -----------

Investing Activities:
 Acquisition of Veenendaal, The Netherlands                                           (17,777)             --
 Purchase of minority interest                                                        (15,583)             --
 Acquisition of property, plant, and equipment                                         (4,333)        (1,829)
 Proceeds from disposals of property, plant and equipment                                   --             10
                                                                                   ------------    -----------
         Net cash used by investing activities                                        (37,693)        (1,819)
                                                                                   ------------    -----------
Financing Activities:
 Proceeds from long-term debt                                                           89,560             --
 Bank overdraft                                                                            363           (83)
 Repayment of long-term debt                                                          (59,408)       (10,683)
 Repayment of short-term debt                                                               --             --
 Proceeds from issuance of stock                                                         5,168            329
 Dividends paid                                                                        (2,562)        (2,457)
                                                                                   ------------    -----------
         Net cash provided (used) by financing activities                               33,121       (12,894)
                                                                                   ------------    -----------

Effect of exchange rate changes                                                            371            381

Net Change in Cash and Cash Equivalents                                                  (503)            686
Cash and Cash Equivalents at Beginning of Period                                         5,144          3,024
                                                                                   ------------    -----------
Cash and Cash Equivalents at End of Period                                             $ 4,641        $ 3,710
                                                                                   ============    ===========

Supplemental schedule of non-cash investing and financing activities:
         Stock issued related to acquisition of Veenendaal                             $ 6,937         $   --
                                                                                   ============    ===========

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
In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 2003 and 2002, the Company's financial position at June 30, 2003 and December 31, 2002, and the cash flows for the six month periods ended June 30, 2003 and 2002. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms "NN", "the
Company", "we", "our", or "us" mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These Condensed, Consolidated, Unaudited
Financial Statements should be read in conjunction with our audited Consolidated
Financial Statements and the Notes thereto included in our most recent report on
Form 10-K which we filed with the Commission on March 31, 2003.

The results for the first and second quarters of 2003 are not necessarily indicative of future results.

Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

Note 2.  Derivative Financial Instruments

We have an interest rate swap accounted for in accordance with Statement of
Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative
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

In connection with a variable Euribor rate debt financing in July 2000, our subsidiary, NN Euroball ApS entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of its debt financing. The interest rate swap provides for the Company to receive variable Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to initially established principal payments on the underlying debt over the life of the swap. This original debt was repaid in May
2003, however, the swap remains pursuant to its original terms.

As of June 30, 2003, the fair value of the swap was approximately $522,000, which is recorded in other non-current liabilities. The change in fair value during the six month period ended June 30, 2003 and 2002 was a loss of approximately $128,000 and a gain of approximately $97,000, respectively, which have been included as a component of other (income) expense.

Note 3.  Inventories

Inventories are stated at the lower of cost or market. Cost is being determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                                 June 30,       Dec. 31,
                                                   2003           2002
                                               (Unaudited)
                                             -------------    --------------
Raw materials                                    $  7,363          $  5,400
Work in process                                     7,132             5,139
Finished goods                                     19,587            13,065
Less inventory reserves                             (257)             (202)
                                             -------------    --------------
                                                 $ 33,825          $ 23,402
                                             =============    ==============

Inventories on consignment at customer locations as of June 30, 2003 and
December 31, 2002 were $2,344 and $3,093, respectively.

Note 4.  Net Income Per Share

                                                            Three Months Ended                   Six Months Ended
                                                                 June 30,                            June 30,
Thousands of Dollars, Except Share and Per Share         2003               2002              2003           2002
-------------------------------------------------    --------------     --------------    -------------  --------------
Data

Net income                                                  $7,297             $2,408          $10,941             $4,258
Adjustments to net income                                       --                 --               --                 --
                                                     --------------     --------------    -------------     --------------
   Net income                                               $7,297             $2,408          $10,941             $4,258
                                                     ==============     ==============    =============     ==============

Weighted average basic shares                           16,015,347         15,359,173       15,560,647         15,336,368
Effect of dilutive stock options                           449,466            508,815          331,737            461,916

                                                     --------------     --------------    -------------     --------------
Weighted average dilutive shares outstanding            16,464,840         15,867,988       15,892,284         15,798,284
                                                     ==============     ==============    =============     ==============

Basic net income per share                                   $0.46              $0.16            $0.70              $0.28
                                                     ==============     ==============    =============     ==============
Diluted net income per share                                 $0.44              $0.15            $0.69              $0.27
                                                     ==============     ==============    =============     ==============

Excluded from the shares outstanding for each of the six month periods ended
June 30, 2003 and 2002 were 54,000 and 0 antidilutive options, respectively, which had exercise prices ranging from $10.26 to $10.67 as of June 30, 2003.

Note 5.  Segment Information

During 2003 and 2002, the Company's reportable segments are based on differences in product lines and geographic locations and are divided among Domestic Ball and Roller, European operations ("NN Europe") and Plastic and Rubber Components.
The Domestic Ball and Roller Segment is comprised of two manufacturing facilities in the eastern United States. The NN Europe Segment is comprised of precision ball manufacturing facilities located in Kilkenny, Ireland, Eltmann,
Germany and Pinerolo, Italy acquired in July 2000 and Veenendaal, The
Netherlands ("Veenendaal") a tapered roller and metal cage manufacturing operation acquired in May 2003. See Note 6, "Acquisitions and Joint Ventures".
All of the facilities in the Domestic Ball and Roller Segment are engaged in the production of precision balls and rollers used primarily in the bearing industry. All of the facilities in the NN Europe Segment are engaged in the production of precision balls used primarily in the bearing industry except for
Veenendaal which is engaged in the production of tapered rollers and cages for use primarily in the bearing industry. The Plastic and Rubber Components Segment is comprised of the Industrial Molding Corporation ("IMC") business, located in
Lubbock, Texas, which was acquired in July 1999, NN Arte ("Arte") formed in
August of 2000 (see Note 7), located in Guadalajara, Mexico and The Delta Rubber
Company ("Delta") business, located in Danielson, Connecticut, which was acquired in February 2001. IMC and Arte are engaged in the

production of plastic injection molded products for the bearing, automotive, instrumentation, fiber optic and consumer hardware markets. Delta is engaged principally in the production of engineered bearing seals used principally in automotive, industrial, agricultural, mining and aerospace applications. The
Plastic and Rubber Components Segment's name has been changed from the Plastics
Segment effective with the March 31, 2003 quarterly report on Form 10-Q. The businesses and methods of calculation comprising this segment have not changed.

The NN Europe Segment, prior to the filing of this June 30, 2003 quarterly report on Form 10-Q and as a result of the acquisition of Veenendaal, was referred to as the Euroball Segment and was comprised only of the manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany, and Pinerolo, Italy.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies in the Company's Annual Report on
Form 10-K for the fiscal year ended December 31, 2002 including those policies as discussed in Note 1. We evaluate segment performance based on profit or loss from operations before income taxes and minority interest not including nonrecurring gains and losses. We account for inter-segment sales and transfers at current market prices; however, we did not have any material inter-segment transactions during the three or six month periods ended June 30, 2003 and 2002.

                                                                 Three Months Ended June 30,
                                                     2003                                           2002
                                                                 Plastic and    | Domestic                      Plastic and
                                 DomesticBall                      Rubber       |  Ball &                         Rubber
Thousands of Dollars              & Roller    NN Europe          Components     |  Roller       NN Europe       Components
-------------------------------- ------------ ---------------- ---------------- ------------- --------------- ----------------
Revenues from external              $ 13,925         $ 38,210         $ 12,059  |   $ 13,721        $ 23,179         $ 12,286
customers                                                                       |
Segment pretax profit (loss)           6,999            3,245          (2,295)  |      1,434           2,709              892
Segment assets                        51,322          147,350           56,210  |     62,552          78,460           55,826

                                                                  Six Months Ended June 30,
                                                     2003                                           2002
                                                                 Plastic and    |  Domestic                      Plastic and
                                 DomesticBall                      Rubber       |   Ball &                         Rubber
Thousands of Dollars              & Roller       NN Europe       Components     |   Roller       NN Europe       Components
-------------------------------- ------------ ---------------- ---------------- ------------- --------------- ----------------
Revenues from external              $ 28,174         $ 67,045         $ 26,584  |    $ 26,925        $ 44,905         $ 24,556
customers                                                                       |
Segment pretax profit                  8,979            6,974          (1,353)  |       2,432           5,059            1,566
Segment assets                        51,322          147,350           56,210  |      62,552          78,460           55,826

Note 6.  Acquisitions and Joint Ventures

On December 20, 2002, we acquired the 23 percent interest in NN Euroball, ApS
("Euroball") held by INA/FAG. INA/FAG is a global bearing manufacturer and one of our largest customers. We paid approximately 13.4 million Euros ($13.8 million) for INA/FAG's interest in Euroball.

On May 2, 2003 we acquired the 23 percent interest in NN Euroball, ApS
("Euroball") held by SKF. We paid approximately 13.8 million Euros ($15.6 million) for SKF's interest in Euroball. Euroball was formed in 2000 by the
Company, FAG Kugelfischer George Shaefer AG, which was subsequently acquired by
INA - Schaeffler KG ("INA/FAG"), and AB SKF ("SKF"). Upon consummation of this transaction, we became the sole owner of Euroball.

On May 2, 2003 we acquired 100 percent of the tapered roller and metal cage manufacturing operations of SKF in Veenendaal, The Netherlands. The results of
Veenendaal's operations have been included in the consolidated financial statements since that date. We paid consideration of approximately 23.0 million
Euros ($25.7 million) and incurred other costs of approximately $0.9 million, for the Veenendaal net assets acquired from SKF. The Veenendaal operation manufactures rollers for tapered roller bearings and metal cages for both tapered roller and spherical roller bearings allowing us to expand our bearing component offering. The results of the Veenendaal operation are included in the
NN Europe Segment.

In connection with the acquisition of SKF's Veenendaal, The Netherlands operations, SKF purchased 700,000 shares of our common stock from us for an aggregate fair value of approximately $6.9 million which was applied to the purchase of SKF's Veenendaal, The Netherlands operations. For purposes of valuing the 700,000 common shares issued in our Consolidated Financial
Statements, the value was determined based on the average market price of NN,
Inc.'s common shares over the two-day period before, the day of, and the two-day period after the terms of the acquisition were agreed to, April 14, 2003.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price is subject to adjustment due to working capital changes. We are in the process of obtaining third-party valuations of certain tangible and intangible assets;
thus, the allocation of the purchase price is subject to refinement.

                                                           In thousands
                                                          At May 2, 2003
                                                        -------------------
        Current assets                                  $      6,081
        Property, plant and equipment                         14,747
        Goodwill and other intangible assets                  11,460
                                                        -------------------
             Total assets acquired                            32,288
        Current liabilities                                    5,628
                                                        -------------------
             Net assets acquired                        $     26,660
                                                        ===================

The full amount assigned to goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma summary presents the financial information for the three and six month periods ended June 30, 2003 and 2002 as if our
Veenendaal acquisition had occurred as of the beginning of each of the periods presented. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of each of the periods presented nor are they indicative of future results.

                                              (In thousands, except per share data)
                                             ----------------------------------------
                                              Three months ended   Six months ended
                                                June 30, 2003        June 30, 2003
                                                 (unaudited)          (unaudited)
                                             --------------------- ------------------
         Net sales                                       $ 68,841          $ 140,391
         Net income                                         7,342             11,121
         Basic earnings per share                            0.46               0.71
         Diluted earnings per share                          0.45               0.70

                                               (In thousands, except per share data)
                                             ------------------------------------------
                                              Three months ended    Six months ended
                                                June 30, 2002         June 30, 2002
                                                 (unaudited)           (unaudited)
                                             --------------------- --------------------
         Net sales                                       $ 63,128            $ 124,369
         Net income                                         2,543                4,528
         Basic earnings per share                            0.17                 0.30
         Diluted earnings per share                          0.16                 0.29

On April 1, 2003, we exercised our call right and purchased the remaining 49 percent interest in NN Mexico, LLC. Based on the purchase price formula contained in the principal agreement between the parties, the purchase price for such interest was zero.

Note 7.  Restructuring and Impairment Charges

In May 2003, we decided to close our Guadalajara, Mexico plastic injection molding facility. This operation was started in September of 2000 to supply certain Mexican operations of multi-national manufacturers of office automation equipment. Several of these customers have recently shifted their manufacturing operations to other geographic regions in the world. The closure is expected to be substantially completed during the third quarter of 2003. The financial results of this operation have been included in the Plastic and Rubber
Components Segment.

The plant closing is expected to result in the termination of approximately 42 full time hourly and salary employees located at the Guadalajara facility. We have recorded restructuring costs of approximately $282,000 during the three month period ended June 30, 2003 related to severance payments for the affected employees.

As a result of the closing, we have performed a test of the recoverability of the goodwill asset associated with the Guadalajara, Mexico operation. This test was pursuant to the provisions of Statement of Financial Accounting Standards
No. 142 "Goodwill and Other Intangible Assets" which require that interim tests of the recoverability of goodwill be performed under certain circumstances. As a result, we have recorded an impairment charge of approximately $1.3 million to fully write-off the goodwill asset.

We have decided to sell substantially all of the machinery and equipment with certain pieces of machinery and equipment to be transferred and utilized by our
Industrial Molding facility in Lubbock, Texas. Pursuant to the provisions of
Statement of Accounting Standards No. 144 "Accounting for the Impairment or
Disposal of Long-lived Assets" we have recorded an impairment charge of approximately $1.1 million to write-down the machinery and equipment to its estimated fair market value.

Additionally, we have recorded impairment charges of $107,000 and $324,000 to write-down the accounts receivable and inventory assets to their estimated fair market values, respectively. The $324,000 inventory write down has been recorded as a component of cost of goods sold.

The amounts we will ultimately realize upon disposition of these assets could differ materially from the amounts assumed in arriving at the impairment losses recorded during the three months ended June 30, 2003.

The following summarizes the 2003 restructuring and impairment charges:

                                                                                                 Reserve
                                                               Non-Cash          Paid in         Balance
In thousands                                  Charges        Write-downs          2003          At 6/30/03
                                           --------------- ----------------- ---------------- ---------------
Asset impairments                              $2,765           $2,765            $ --            $  --
Severance and other employee costs                282               --              --              282
                                           --------------- ----------------- ---------------- ---------------
Total                                          $3,047           $2,765            $ --            $ 282
                                           =============== ================= ================ ===============

In September of 2001, we announced that we would close our Walterboro, South
Carolina ball manufacturing facility as part of our ongoing strategy to locate manufacturing capacity in closer proximity to customers. The closure was substantially completed by December 31, 2001. Current plans are to sell the land and building. The plant closing resulted in the termination of approximately 80 full time hourly and salaried employees in 2001.

Prior to December 31, 2001, production capacity and certain machinery and equipment were transferred from the Walterboro facility to our two domestic ball facilities in Erwin, Tennessee and Mountain City, Tennessee. We recorded restructuring costs of $62,000 for additional severance payments during the six months ended June 30, 2002. There were no restructuring costs recorded for the six months ended June 30, 2003.

Our Euroball subsidiary incurred restructuring charges of $16,000 for the six months ended June 30, 2002 for additional severance payments as a result of the termination of 15 hourly employees and 3 salaried

employees at its Italy production facility. Approximately $69,000 of the severance payments recorded during 2001 and 2002 were paid during the six months ended June 30, 2002 and there are no remaining accrued restructuring costs included in other current liabilities as of June 30, 2002 and June 30, 2003 related to Euroball.

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
141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather, periodically tested for impairment. The effective date of Statement No. 142 is January 1, 2002. As of the date of adoption, we had unamortized goodwill of approximately $40.3 million, which is subject to the provisions of Statement No. 142.

As a result of adopting these new standards, our accounting policies for goodwill and other intangibles changed on January 1, 2002, as described below:

Goodwill: We recognized the excess of the purchase price of an acquired entity over the fair value of the net identifiable assets as goodwill. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. Prior to January 1, 2002, goodwill was amortized over a twenty-year period using the straight-line method.
Beginning January 1, 2002, goodwill is no longer amortized.

Other Acquired Intangibles: We recognize an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being divided or separated from the acquired entity or sold, transferred, licensed, rented, or exchanged, whether individually or in combination with a related contract, asset or liability. An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. We will review the lives of intangible assets each reporting period and, if necessary, recognize impairment losses if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

We completed the transitional goodwill impairment reviews required by the new standards during the first six months of 2002 and the annually required goodwill impairment review during the fourth quarter of 2002. In performing the impairment reviews, we estimated the fair values of the reporting units using a method that incorporates valuations derived from earnings before interest expense, taxes, depreciation and amortization ("EBITDA") multiples based upon market multiples and recent capital market transactions and also incorporates valuations determined by each segment's discounted future cash flows. As of
January 1, 2002, the transition date and as of October 1, 2002, the most recent annual review date, there was no impairment to goodwill as the fair values exceeded the carrying values of the reporting units.

The changes in the carrying amount of goodwill for the six month period ended
June 30, 2003 are as follows:

                                           Plastic and
                                         Rubber Components     NN Europe          Total
                                              Segment           Segment
In thousands                            ------------------- --------------- -----------------
Balance as of January 1, 2003                       $26,712         $15,454           $42,166
Goodwill acquired                                        --          11,628            11,628
Impairment losses                                   (1,285)              --           (1,285)
Currency impacts                                         --           1,172             1,172
                                         ------------------- --------------- -----------------
Balance as of June 30, 2003                         $25,427         $28,254           $53,681
                                         =================== =============== =================

In July 2001, the FASB issued Statement of Financial Accounting Standards No.
143, "Accounting For Asset Retirement Obligations." This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of the Statement is required for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 on
January 1, 2003 and this adoption did not have a material impact on the financial statements.

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
SFAS No. 145 is applicable for us at the beginning of fiscal year 2003, with the provisions related to SFAS No. 13 for transactions occurring after May 15, 2002.
We adopted SFAS No. 145 effective January 1, 2003 and this adoption did not have a material impact on the financial statements.

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
123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148, which was effective for the year ending
December 31, 2002, amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the provisions of SFAS 123, which encourages but does not require a fair value based method of accounting for stock compensation plans. We have elected to continue accounting for its stock compensation plan using the intrinsic value based method under Auditing Practices Board ("APB") Opinion No. 25 and, accordingly, has not recorded compensation expense for each of the three and six month periods ended June 30, 2003 and June 30, 2002,. Had compensation cost for our stock compensation plan been determined based on the fair value at the option grant dates, our net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                         Three months ended        Six months ended June
                                                              June 30,                      30,
(In thousands, except per share data)                   2003          2002         2003         2002
                                                       ------------   ---------   -----------  -----------
                            Net income - as reported        $7,297      $2,408       $10,940       $4,258
       Stock based compensation costs, net of income
             tax, included in net income as reported           205         166           205          150
       Stock based compensation costs, net of income
           tax, that would have been included in net
    income if the fair value method had been applied            --          --             2           62
                                                       ------------   ---------   -----------  -----------
Net income - proforma                                      $ 7,502      $2,574      $ 11,143       $4,346
                                                       ============   =========   ===========  ===========

Basic earnings per share - as reported                      $ 0.46      $ 0.16        $ 0.70       $ 0.28
       Stock based compensation costs, net of income
             tax, included in net income as reported          0.01        0.02          0.01           --
       Stock based compensation costs, net of income
           tax, that would have been included in net
    income if the fair value method had been applied            --          --            --           --
                                                       ------------   ---------   -----------  -----------
Basic earnings per share - proforma                         $ 0.47      $ 0.18        $ 0.72       $ 0.28
                                                       ============   =========   ===========  ===========

Earnings per share-assuming dilution - as reported          $ 0.44      $ 0.15        $ 0.69       $ 0.27
                                                       ------------  ----------  ------------   ----------
Stock based compensation costs, net of income tax,            0.02        0.01          0.01         0.01
    included in net income as reported
Stock based compensation costs, net of income tax,
    that would have been included in net income if
    the fair value method had been applied                      --          --            --           --
                                                       ------------  ----------  ------------   ----------
Earnings per share - assuming dilution-proforma             $ 0.46   $    0.16        $ 0.70       $ 0.28
                                                       ============  ==========  ============   ==========

The fair value of each option grant was estimated based on actual information available through June 30, 2003 and 2002 using the Black Scholes option-pricing model with the following assumptions:

Term                            Vesting period
Risk free interest rate         3.28% and 3.28% at June 30,2003 and 2002, respectively
Dividend yield                  2.53% and 2.50% at June 30, 2003 and 2002, respectively
Volatility                      50.11% and 40.2% at June 30, 2003 and 2002, respectively

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

In April, 2003, the FASB issued SFAS No. 149, "Derivative Instruments and
Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149
requires that contracts with comparable characteristics by accounted for similarly and is effective for contracts entered into or modified after June 30,
2003 and for hedging relationships designated after June 30, 2003.

In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial
Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS
No. 150 is effective for financial instruments entered into or modified after
May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July
1, 2003 and this adoption did not have a material impact on the financial statements.

Note 9.  Long-Term Debt

On May 1, 2003 in connection with the purchase of SKF's Veenendaal component manufacturing operations and SKF's 23 percent interest in Euroball, we entered into a new $90 million syndicated credit facility with AmSouth Bank ("AmSouth")
as the administrative agent and Suntrust Bank as the Euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million Euros ($29.6 million). This new financing arrangement replaces our prior credit facility with
AmSouth and Hypo Vereinsbank Luxembourg, S.A. The credit facility consists of a
$30.0 million revolver expiring on March 1, 2005, bearing interest at a floating rate equal to LIBOR (1.12% at June 30, 2003) plus an applicable margin of 1.25 to 2.0, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to

LIBOR (1.12% at June 30, 2003) plus an applicable margin of 1.25 to 2.0 and a
26.3 million ($29.6 million) Euros term loan expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.14% at June 30, 2003) plus an applicable margin of 1.25 to 2.0. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments
(including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in the
Company's business. The credit agreement is un-collateralized except for the pledge of stock of certain foreign subsidiaries. We were in compliance with all such covenants as of June 30, 2003. In connection with this refinancing, capitalized costs in the amount of $455,000 associated with the paid-off credit facilities were written-off and are included as a component of Other (income)
expense.

Note 10.  Sale of Common Stock

During May, 2003, we completed a public offering of 3.6 million shares of our stock by a group of selling shareholders. We did not receive any proceeds from the sale of the shares previously held by the group of selling shareholders, however, the underwriters did exercise their over-allotment option of 533,600 shares, which were offered by us. Net proceeds received by us in connection with the exercise of the over-allotment option were approximately $5.1 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Net Sales. Net sales increased by approximately $15.0 million or 30.5% from
$49.2 million for the second quarter of 2002 to $64.2 million for the second quarter of 2003. By segment, sales increased $0.2 million, and $15.0 million for the Domestic Ball and Roller Segment and the NN Europe Segment, respectively.
Net sales for the Plastic and Rubber Components Segment decreased by $0.2 million. Within the NN Europe Segment, $9.3 million of the increase is related to our May 2, 2003 acquisition of Veenendaal and the inclusion of two months of its operations. The remaining $5.4 million of the increase is related to the impact of currency exchange rates. Net sales decreased by $0.2 million for the
Plastic and Rubber Components Segment.

Gross Profit. Gross profit increased by $1.4 million or 10.9% from $13.0 million for the second quarter of 2002 to $14.5 million for the second quarter of 2003.
By segment, gross profit increased $2.6 million for the NN Europe Segment.
Within the NN Europe Segment, $1.4 million of the increase is related to the two months of Veenendaal results included in our results due to the May 2, 2003 acquisition and $1.3 million is related to currency impacts. Gross profit decreased by $0.4 million and $0.8 million for the Domestic Ball and Roller
Segment and the Plastic and Rubber Components Segment, respectively. Within the
Domestic Ball and Roller Segment, the decrease resulted principally from labor inefficiencies associated with implementing lean manufacturing techniques..
Within the Plastic and Rubber Components Segment, $0.3 million of the decrease is related to an impairment charge on the inventory of our Guadalajara, Mexico facility and decreased demand. As a percentage of net sales, gross profit decreased from 26.5% for the second quarter of 2002 to 22.6% for the second quarter of 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.0 million, or 19.8%, from $4.8 million in the second quarter of 2002 to $5.8 million in the second quarter of 2003. The inclusion of two months of Veenendaal results due to the May 2, 2003 acquisition contributed $0.6 million of the increase. The impact of currency exchange rates in the NN Europe Segment resulted in a $0.4 million increase. As a percentage of net sales, selling, general and administrative expenses decreased from 9.7% in the second quarter of 2002 to 9.0% in the second quarter of 2003.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.7 million, or 25.8%, from $2.8 million in the second quarter of 2002 to
$3.5 million in the second quarter of 2003. The inclusion of two months of
Veenendaal results due to the May 2, 2003 acquisition contributed $0.4 million of the increase. Currency impacts in the NN Europe Segment resulted in a $0.3 million increase. As a percentage of net sales, depreciation and amortization decreased from 5.6% in the second quarter of 2002 to 5.4% in the second quarter of 2003.

Restructuring and Impairment Costs. Restructuring and impairment costs increased by $2.7 million from $0 during the second quarter of 2002 to $2.7 million for the second quarter of 2003. The increase is related to the restructuring and impairment charges recorded in the second quarter of 2003 due to the planned closure of our Guadalajara, Mexico injection molding facility. The charges consist of $2.4 million related to asset write-downs to their estimated fair market values, including $1.3 million related to goodwill, $1.0 million related to property, plant and equipment, and $0.1 million related to accounts receivable. In addition, a $0.3 million charge related to employee severance costs has been recorded. Restructuring and impairment charges were 0.0% of net sales in the second quarter of 2002 and 4.2% of net sales in the second quarter of 2003.

Interest Expense. Interest expense increased by $0.2 million from $0.6 million in the second quarter of 2002 to $0.8 million in the second quarter of 2003. The increase is attributed to increased debt levels due to the previously announced acquisition of Veenendaal during May 2003, and the previously announced purchase of the 23% interest in Euroball held by INA/FAG during December 2002, and the previously

announced purchase of the 23% interest in Euroball held by SKF during May 2003.
As a percentage of net sales, interest expense was unchanged at 1.2% of net sales for both the second quarter of 2002 and the second quarter of 2003.

Gain on Purchase of Minority Interest. We recorded a net non-taxable gain on purchase of minority interest in the second quarter of 2003 of $6.6 million related to the purchase of SKF's 23% interest in Euroball during May 2003.

Minority Interest in Consolidated Subsidiary. Minority interest of consolidated subsidiary decreased $0.7 million from $0.8 million in the second quarter of
2002 to $0.1 million in the second quarter of 2003. This decrease is due entirely to the Euroball joint venture, which the Company has been required to consolidate since its formation on August 1, 2000. During the second quarter of
2002, minority interest in consolidated subsidiary represented the 46% of the shares of the joint venture held by the minority partners. During the second quarter of 2003, minority interest in consolidated subsidiary represents the 23%
of the shares of the joint venture held by the remaining minority partner through May 2, 2003. On May 2, 2003 we purchased the 23% interest held by SKF.
As previously announced, we purchased the 23% interest in Euroball held by
INA/FAG on December 20, 2002. Effective May 2, 2003 and as of June 30, 2003, we
own 100% of the shares of Euroball. Minority interest in consolidated subsidiary represents the combined interest in Euroball's earnings of the minority partner and the 49% interest in Arte's earnings of the minority partner (the 49%
interest in NN Arte's earnings is zero in the second quarter of 2002).

Net Income. Net income increased by $4.9 million, or 203.1%, from $2.4 million in the second quarter of 2002 to $7.3 million in the second quarter of 2003. As a percentage of net sales, net income increased from 4.9% in the second quarter of 2002 to 11.4% in the second quarter of 2003.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Net Sales. Net sales increased by approximately $25.4 million or 26.4% from
$96.4 million for the first six months of 2002 to $121.8 million for the first six months of 2003. By segment, net sales increased $22.1 million, $2.0 million and $1.3 million for the NN Europe Segment, the Plastic and Rubber Components
Segment and the Domestic Ball and Roller Segment, respectively. Within the NN
Europe Segment, $9.3 million of the increase is related to the inclusion of two months of Veenendaal results which we acquired on May 2, 2003, $10.7 million is related to currency impacts and $2.1 million is related to increases in demand.
Within the Plastic and Rubber Components Segment and Domestic Ball and Roller
Segment the increase is principally related to increases in demand and new programs within the Plastic and Rubber Components Segment.

Gross Profit. Gross profit increased approximately $4.6 million, or 18.7%, from
$24.7 million for the first six months of 2002 to $29.3 million for the first six months of 2003. By segment, gross profit increased by $0.6 million for the
Domestic Ball and Roller Segment and $4.7 million for the NN Europe Segment.
Within the NN Europe Segment, $1.4 million of the increase is related to the inclusion of two months of Veenendaal results due to the May 2, 2003 acquisition, $2.7 million is related to currency impacts and $0.6 million is related to increases in product demand. Offsetting these increases was a decrease in the Plastic and Rubber Components Segment of approximately $0.7 million. Within the Plastic and Rubber Components Segment, $0.3 million of the decrease is related to an impairment charge on the inventory of our Guadalajara,
Mexico facility and $0.3 million of the decrease is related to decreased demand.
As a percentage of sales, gross profit decreased from 25.6% for the first six months of 2002 to 24.1% for the first six months of 2003.

Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $1.1 million, or 11.7%, from $9.3 million for the first six months of 2002 to $10.4 million for the first six months of
2003. By segment, selling general and administrative expenses decreased $0.2 million for both the Domestic Ball and Roller Segment and the Plastic and Rubber
Components Segment. For the NN Europe Segment, selling, general and administrative expenses increased $1.4 million. Within the NN Europe Segment,
$0.6 million of the increase is related to the inclusion of two months of
Veenendaal results which we acquired on May 2, 2003 and $0.8 million of the increase is related to currency impacts. As a percentage of sales, selling, general and administrative expenses decreased from 9.7% for the first six months of 2002 to 8.5% for the first six months of 2003.

Depreciation and Amortization. Depreciation and amortization expenses increased by $1.0 million, or 16.7%, from $5.6 million in the first six months of 2002 to
$6.6 million for the first six months of 2003. $0.4 million of the increase is related to the inclusion of two months of Veenendaal results due to the May 2,
2003 acquisition and $0.5 million of the increase is related to currency impacts. As a percentage of sales, depreciation and amortization expenses decreased from 5.8% for the first six months of 2002 to 5.4% for the first six months of 2003.

Restructuring and Impairment Costs. Restructuring and impairment costs increased by $2.6 million from $0.1 million for the first six months of 2002 to $2.7 million for the first six months of 2003. The increase is related to the restructuring and impairment charges recorded in the second quarter of 2003 due to the planned closure of our Guadalajara, Mexico injection molding facility.
The charges consist of $2.4 million related to asset write-downs to their estimated fair market values, including $1.3 million related to goodwill, $1.0 million related to property, plant and equipment, and $0.1 million related to accounts receivable. In addition, a $0.3 million charge related to employee severance costs has been recorded. Restructuring and impairment charges were
0.1% of net sales in the first six months of 2002 and 2.2% of net sales for the first six months of 2003.

Interest Expense. Interest expense increased by $0.2 million from $1.1 million for the first six months of 2002 to $1.3 million for the first six months of
2003. The increase is attributed to increased debt levels due to the previously announced acquisition of Veenendaal during May 2003, the previously announced purchase of the 23% interest in Euroball held by INA/FAG during December 2002, and the previously announced purchase of the 23% interest in Euroball held by
SKF during May 2003. As a percentage of net sales, interest expense decreased
0.1% from 1.2% of net sales for the first six months of 2002 to 1.1% for the first six months of 2003.

Gain on Purchase of Minority Interest. We recorded a net non-taxable gain on purchase of minority interest in the second quarter of 2003 of $6.6 million related to the purchase of SKF's 23% interest in Euroball during May 2003.

Minority Interest in Consolidated Subsidiary. Minority interest of consolidated subsidiary decreased $0.8 million from $1.5 million for the first six months of
2002 to $0.7 million for the first six months of 2003. This decrease is due entirely to the Euroball joint venture, which the Company has been required to consolidate since its formation on August 1, 2000. During the first six months of 2002, minority interest in consolidated subsidiary represented the 46% of the shares of the joint venture held by the minority partners. During the second quarter of 2003, minority interest in consolidated subsidiary represents the 23%
of the shares of the joint venture held by the remaining minority partner through May 2, 2003. On May 2, 2003 we purchased the 23% interest held by SKF.
As previously announced, we purchased the 23% interest in Euroball held by
INA/FAG on December 20, 2002. Effective May 2, 2003 and as of June 30, 2003, we
own 100% of the shares of Euroball. Minority interest in consolidated subsidiary represents the combined interest in Euroball's earnings of the minority partner and the 49% interest in NN Arte's earnings of the minority partner (the 49%
interest in NN Arte's earnings is zero in the first six months of 2002).

Net Income. Net income increased by $6.7 million, or 157.0%, from $4.3 million in the first six months of 2002 to $10.9 million in the first six months of
2003. As a percentage of net sales, net income increased from 4.4% in the first six months of 2002 to 9.0% in the first six months of 2003.

Recent Developments

During May 2003, we completed a public offering of 3.6 million shares of our stock by a group of selling shareholders. We did not receive any proceeds from the sale of the shares previously held by the group of selling shareholders, however, the underwriters did exercise their over-allotment option of 533,600 shares. Net proceeds received by us in connection with the exercise of the over-allotment were approximately $5.1 million.

On May 2, 2003, we acquired the 23 percent interest in NN Euroball, ApS
("Euroball") held by SKF. We paid approximately 13.8 million Euros ($15.6 million). Euroball was formed in 2000 by the Company, FAG Kugelfischer George
Shaefer AG, which was subsequently acquired by INA - Schaeffler KG

("INA/FAG"), and AB SKF ("SKF"). Upon consummation of this transaction, we became the sole owner of Euroball.

On May 2, 2003, we acquired the tapered roller and metal cage manufacturing operations of SKF in Veenendaal, The Netherlands. We paid consideration of approximately 23.0 million Euros ($25.7 million) and incurred costs of approximately $0.9 million, for the Veenendaal net assets acquired from SKF. The
Veenendaal operation manufactures rollers for tapered roller bearings and metal cages for both tapered roller and spherical roller bearings.

In connection with the acquisition of SKF's Veenendaal operations, SKF purchased
700,000 shares of our common stock from us for an aggregate fair value of approximately $6.9 million which was applied to the purchase of SKF's
Veenendaal, The Netherlands operations. For purposes of valuing the 700,000 common shares issued, the value was determined based on the average market price of NN, Inc.'s common shares over the two-day period before, the day of, and the two-day period after the terms of the acquisition were agreed to, April 14,
2003.

Refer to Liquidity and Capital Resources

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
The credit facility consists of a $30.0 million revolver expiring on March 1,
2005, bearing interest at a floating rate equal to LIBOR (1.12% at June 30,
2003) plus an applicable margin of 1.25 to 2.0, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR
(1.12% at June 30, 2003) plus an applicable margin of 1.25 to 2.0 and a 26.3 million ($29.6 million) Euros term loan expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.14% at June 30, 2003) plus an applicable margin of 1.25 to 2.0. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments
(including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. The credit facility is un-collateralized except for the pledge of stock of certain foreign subsidiaries. We were in compliance with all such covenants as of June 30, 2003.

From July 20, 2001 until May 1, 2003, the date that this loan agreement was paid off, we had a syndicated loan agreement with AmSouth as the administrative agent for the lenders, for a senior non-secured revolving credit facility of up to
$25.0 million, expiring on July 25, 2003 and a senior non-secured term loan for
$35.0 million expiring on July 1, 2006. On July 12, 2002, we amended this credit facility to convert the term loan portion into a reducing revolving credit line providing initial availability equivalent to the balance of the term loan prior to the amendment. Amounts available for borrowing under this facility were to be reduced by $ 7.0 million per annum and the facility was to expire on July 1,
2006. Additionally, on July 31, 2002, we amended the credit facility again to extend the $25 million senior non-secured revolving credit facility to July 25,
2004. Amounts outstanding under the revolving facility and term loan facility bore interest at a floating rate equal to LIBOR (1.12% at June 30, 2003) plus an applicable margin of 0.75% to 2.00% based upon calculated financial ratios. The loan agreement contained customary financial and non-financial covenants. Such covenants specifed that we had to maintain certain liquidity measures and limited the amount of capital expenditures we could make in any fiscal year. The loan agreement also contained customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. Additionally, the terms of this loan agreement restricted the declaration and payment of dividends in excess of $5.5 million in any fiscal year. Our ownership in NN Euroball ApS had been pledged as collateral.

In connection with the Euroball transaction we and Euroball, entered into a
Facility Agreement with a bank to provide up to Euro 36.0 million in Term Loans and Euro 5.0 million in revolving credit loans. We borrowed Euro 30.5 million
($28.8 million) under the term loan facility and Euro 1.0 million ($0.9 million)
under the revolving credit facility. Amounts outstanding under the Facility
Agreement bore interest at EURIBOR (2.14% at June 30, 2003) plus an applicable margin between 0.8% and 2.25% based upon financial ratios. The shareholders of
Euroball provided guarantees for the Facility Agreement. The Facility Agreement
contained restrictive covenants, which specified, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain financial ratios. Amounts outstanding under the Facility Agreement were secured by the stock in certain subsidiaries, inventory and accounts receivable of
Euroball.  This loan agreement was paid off on May 1, 2003.

Our arrangements with our domestic customers typically provide that payments are due within 30 days following the date of shipment of goods by us, while arrangements with certain export customers (other than export customers that have entered into an inventory management program with the Company) generally provide that payments are due within either 90 or 120 days following the date of shipment. Our net sales have historically been of a seasonal nature due to our relative percentage of European business coupled with slower European production during the month of August.

We bill and receive payment from some of our foreign customers in Euro as well as other currencies. To date, we have not been materially adversely affected by currency fluctuations. Nonetheless, as a result of these sales, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of June 30, 2003, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories, was $27.4 million at June 30, 2003 as compared to $21.2 million at
December 31, 2002. The ratio of current assets to current liabilities decreased from 1.53:1 at December 31, 2002 to 1.44:1 at June 30, 2003. Cash flow from operations decreased to $3.7 million during the first six months of 2003 from
$15.0 million during the first six months of 2002.

During 2003, we plan to spend approximately $9.0 million to $10.0 million on capital expenditures (of which approximately $4.3 million has been spent through
June 30, 2003) including the purchase of additional machinery and equipment for all of our domestic facilities as well as four European facilities. We intend to finance these activities with cash generated from operations and funds available under the credit facilities described above. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our working capital needs and projected capital expenditure requirements through December 2003.

The Euro

We currently have operations in Italy, Germany, Ireland, and The Netherlands all
of which are Euro participating countries, and sell product to customers in many of the participating countries. The Euro has been adopted as the functional currency at these locations.

Seasonality and Fluctuation in Quarterly Results

Our net sales historically have been of a seasonal nature due to a significant portion of our sales to European customers that cease or significantly slow production during the month of August.

Inflation and Changes in Prices

While the Company's operations have not been materially affected by inflation during recent years, prices for 52100 Steel, engineered resins and other raw materials purchased by the Company are subject to material change. For example, during 1995, due to an increase in worldwide demand for 52100 Steel and the decrease in the value of the United States Dollar relative to foreign currencies, the Company experienced an increase in the price of 52100 Steel and some difficulty in obtaining an adequate supply of 52100 Steel from its existing suppliers. In the Company's U.S. operations our typical pricing arrangements with steel suppliers are subject to adjustment once every six months. The
Company's NN Europe Segment has entered into long term agreements with its primary steel supplier, which provide for standard terms and conditions and annual pricing adjustments to offset material price fluctuations in steel. The
Company typically reserves the right to increase product prices periodically in the event of increases in its raw material costs. In the past, the Company has been able to minimize the impact on its operations resulting from the 52100
Steel price fluctuations by taking such measures. Certain sales agreements are in effect with SKF and INA/FAG, which provide for minimum purchase quantities and specified, annual sales price reductions that may be modified up or down for changes in material costs. These agreements expire during 2006 and 2008.

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 including those policies as discussed in
Note 1. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding the Company's business operations, financial condition and results of operations. There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies.

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

You should carefully consider the following risks and uncertainties, and all other information contained in or incorporated by reference in this quarterly report on Form 10-Q, before making an investment in our common stock. Any of the following risks could have a material adverse effect on our business, financial condition or operating results. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

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

We do not have a hedging program in place associated with consolidating the operating results of our foreign businesses into U.S. Dollars. An increase in the value of the U.S. Dollar and/or the Euro relative to other currencies may adversely affect our ability to compete with our foreign-based competitors for international, as well as domestic, sales. In the first six months of 2003, approximately 42% of the $25.4 million increase in revenues was attributable to favorable currency fluctuations. Also, a decline in the value of the Euro relative to the U.S. Dollar will negatively impact our consolidated financial results, which are denominated in U.S. Dollars.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to our use of certain financial instruments as well as transacting in various foreign currencies. To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At June 30,
2003, these borrowings included a $30 million term loan and a $30 million revolving credit facility which was used to maintain liquidity and fund our business operations. At June 30, 2003, we had $55.9 million outstanding under the domestic credit facilities and Euroball had 25.0 million Euro ($28.5 million) outstanding under the Euro term loan. At June 30, 2003, a one-percent increase in the interest rate charged on our outstanding borrowings under both credit facilities would result in interest expense increasing annually by approximately $0.8 million. In connection with a variable EURIBOR rate debt financing in July 2000 our majority owned subsidiary, Euroball entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for us to receive variable Euribor interest payments and pay
5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to principal payments on the underlying debt over the life of the swap. This original debt was repaid in May
2003, however, the swap remains pursuant to its original terms. On May 1, 2003, we entered into a new $90 million syndicated credit facility. This new financing arrangement replaces our prior credit facility with AmSouth and Euroball's credit facility with Hypo Vereinsbank Luxembourg, S.A., see "Management's
Discussion and Analysis of Financial Condition and

Results of Operations - Liquidity and Capital Resources". The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our NN Europe Segment bills and receives payments from some of its foreign customers in their own currency. To date, we have not been materially adversely affected by currency fluctuations of foreign exchange restrictions. However, to help reduce exposure to foreign currency fluctuation, management has incurred debt in Euros and has periodically used foreign currency hedges. These currency hedging programs allow management to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency hedging instruments as of June 30, 2003.

Item 4. Controls and Procedures

     a)   As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial
          Officer, of the effectiveness of the design and operation of the
          Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the "Exchange
          Act"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company
          (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

     b)   There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls during the most recent fiscal quarter subsequent to the date the Company carried out its evaluation.

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

Item 2. Change in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 15, 2003. As of
March 28, 2003, the record date for the meeting, there were 15,369,807 shares of common stock outstanding and entitled to vote at the meeting. There were present at said meeting, in person or by proxy, stockholders holding 14,728,346 shares of common stock, constituting approximately 96% of the shares of common stock outstanding and entitled to vote, which constituted a quorum.

The first matter voted upon at the meeting was the election of Roderick R. Baty as a Class I Director to serve for a three-year term. The vote was 14,656,813
For and 71,533 Withheld.

The nominee was elected to serve until the 2006 Annual Meeting of Stockholders and until his successor is duly elected and qualified. In addition to the foregoing director, Michael D. Huff and Michael E. Werner are serving terms that will expire in 2004, and Steven T. Warshaw, James E. Earsley, and G. Ronald
Morris are serving terms that will expire in 2005. Mr. Baty continues in his position as Chairman of the Company's Board of Directors.

The second matter voted upon at the meeting was the proposal to ratify and approve non-employee director stock options. The vote was 13,680,073 For and
252,057 Against, and there were 796,216 Abstentions.

The third matter voted upon at the meeting was the proposal that the shareholders approve an amendment to the Company's Stock Incentive Plan. The vote was 11,446,799 For and 2,483,505 Against and there were 798,042
Abstentions.

The fourth matter voted upon the 2003 Annual Meeting of Stockholders was the ratification of KPMG LLP as independent public accountants to audit the
Company's accounts for the fiscal year ending December 31, 2003. The vote was
14,557,412 For and 69,245 Against, and there were 101,689 Abstentions.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits Required by Item 601 of Regulation S-K

2.1  Asset Purchase Agreement dated April 14, 2003 among SKF Holding
     Maatschappij Holland B.V., SKF B.V., NN, Inc. and NN Netherlands B.V.
     (incorporated by reference to Exhibit 2.1 of Form 8-K filed on May 16,
     2003).

10.1 Amendment No. 3 to NN, Inc. Stock Incentive Plan as ratified by the shareholders on May 15, 2003 amending the Plan to permit the issuance of awards under the Plan to directors of the Company.

10.2 Credit Agreement dated as of May 1, 2003 among NN, Inc., and NN Euroball
     ApS as the Borrowers, the Subsidiaries as Guarantors, the Lenders as
     identifies therein, AmSouth Bank as Administrative Agent, and SunTrust Bank
     as Documentation Agent and Euro Loan Agent.

10.3 Supply Agreement between NN Euroball ApS and AB SKF dated April 6, 2000.
     (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the
     Securities and Exchange Commission," as indicated throughout the document with an asterisk in brackets ([*]).

10.4 Global Supply Agreement among NN, Inc., NN Netherlands B.V. and SKF Holding
     Maatschappij Holland B.V. dated April 14, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission,"
     as indicated throughout the document with an asterisk in brackets ([*]).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of
     Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of
     Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of
     Sarbanes-Oxley Act.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of
     Sarbanes-Oxley Act.

(b) Reports on Form 8-K

     The Company filed a Form 8-K, in response to Items 5 and 7, on April 24,
     2003 announcing its first quarter 2003 earnings.

     The Company filed a Form 8-K/A, in response to Items 5, 7 and 9 on May 1,
     2003 amending the 8-K filed on April 24, 2003.

     The Company filed a Form 8-K, in response to Items 5 and 7, on May 2, 2003 announcing it acquired SKF's component manufacturing operation in
     Veenendaal, The Netherlands.

     The Company filed a Form 8-K, in response to Items 5 and 7, on May 2, 2003 announcing it purchased SKF's interest in NN Euroball ApS.

     The Company filed a Form 8-K, in response to Items 5 and 7, on May 2, 2003 announcing it has filed with the Securities and Exchange Commission a prospectus, consisting of a prospectus supplement dated May 2, 2003, together with a base prospectus dated February 11, 2003, which relates to the Company's sale of 700,000 shares of its Common Stock.

     The Company filed a Form 8-K, in response to Items 5 and 7, on May 5, 2003 announcing a public offering of the Company's common stock.

     The Company filed a Form 8-K, in response to Items 2 and 7, on May 16, 2003 announcing additional details related to the acquisition of SKF's
     Veenendaal, The Netherlands component manufacturing operation and filing the Asset Purchase Agreement.

     The Company filed a Form 8-K, in response to Items 5 and 7, on May 16, 2003 in order to furnish certain exhibits for incorporation by reference into the Registration Statement.

     The Company filed a Form 8-K, in response to Items 5 and 7, on May 16, 2003 announcing the completion of a public offering of the Company's common stock.

     The Company filed a Form 8-K, in response to Items 5 and 7, on May 23, 2003 announcing the exercise of an over-allotment option by underwriters.

     The Company furnished a Form 8-K, in response to Items 7 and 9, on May 27,
     2003 announcing the payment of a regular quarterly cash dividend.

     The Company filed a Form 8-K, in response to Items 5 and 7, on June 12,
     2003 announcing the appointment of Robert M. Aiken Jr. to its Board of
     Directors.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                             NN, Inc.
                                                                --------------------------------------
                                                                            (Registrant)

Date:    August 14, 2003                                               /s/ Roderick R. Baty
         -----------------------------                          --------------------------------------
                                                                       Roderick R. Baty,
                                                                      Chairman, President and
                                                                      Chief Executive Officer
                                                                     (Duly Authorized Officer)

Date:    August 14, 2003                                               /s/ David L. Dyckman
         -----------------------------                         ----------------------------------------
                                                                          David L. Dyckman
                                                               Vice President - Corporate Development
                                                                       Chief Financial Officer
                                                                    (Principal Financial Officer)
                                                                       (Duly Authorized Officer)

Date:    August 14, 2003                                              /s/ William C. Kelly, Jr.
        -----------------------------                          ----------------------------------------
                                                                          William C. Kelly, Jr.,
                                                                         Treasurer, Secretary and
                                                                       Chief Administrative Officer
                                                                        (Duly Authorized Officer)

