Form 10-K/A
period 2002-12-31
NN INC
filed 2004-01-30
CIK 918541

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                   FORM 10-K/A

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                       OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number 0-23486
                              ____________________

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
                              ____________________

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

Yes    |X|       No    | |

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

Yes    |X|       No    |_|

         The number of shares of the registrant's common stock outstanding on
March 28, 2003 was 15,372,841.

         The aggregate market value of the voting stock held by non-affiliates of the registrant at March 28, 2003, based on the closing price on the NASDAQ
National Market System on that date was approximately $139,739,125.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement with respect to the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                     PART I

Explanatory Statement

        This Amendment on Form 10-K/A amends the Registrant's Annual Report on
Form 10-K for the fiscal year ended December 31, 2002, and is being filed solely to amend the financial reporting of certain transactions related to the formation of NN Euroball, ApS ("Euroball") on July 31, 2000, and the subsequent purchase on December 20, 2002 of the 23% interest in Euroball held by FAG
Kugelfischer George Schaefer AG, which was subsequently acquired by INA -
Schaeffler KG (collectively, "INA/FAG"). These restatements had no material effect on the Company's reported net sales, gross profit, income from operations or cash flows for the fiscal years ended December 31, 2002, 2001 or 2000.

        We have revised the valuation of the original purchase price associated with the formation of Euroball in July 2000. This revision resulted in a reduction of goodwill of approximately 4.1 million Euro ($3.8 million). Further, we have increased stockholders' equity by approximately 10.0 million Euro ($9.3 million) to reflect the amount by which the Company's proportionate interest in
Euroball exceeded the book value of the net assets exchanged by the Company. As a result of these two adjustments, minority interest in consolidated subsidiaries has been reduced by approximately $7.4 million, $12.6 million and
$13.3 million, at December 31, 2002, 2001 and 2000, respectively, goodwill has been reduced $4.3 million, $3.7 million and $3.9 million, at December 31, 2002,
2001 and 2000, respectively, and paid in capital increased $9.3 million at
December 31, 2002, 2001 and 2000 from amounts previously reported. Comprehensive income has also been restated for the foreign currency translation effects of these adjustments.

        In the previously issued December 31, 2002 Consolidated Financial
Statements, when the Company acquired the 23% interest in Euroball held by
INA/FAG in December 2002, the excess of minority interest in consolidated subsidiaries over the purchase price was recorded as a non-taxable gain in the amount of approximately $5.9 million. As restated, in the accompanying
Consolidated Financial Statements, the non-taxable gain has been excluded and the excess of the purchase price over the fair value of INA/FAG's 23% interest in the net assets of Euroball was allocated to goodwill. The resulting impact to the Consolidated Financial Statements is an increase to goodwill of approximately $1.5 million and a decrease in retained earnings of $5.9 million as of
December 31, 2002 and reversal of the $5.9 million gain previously recorded in the Consolidated Statement of Income and Comprehensive Income for the year ended
December 31, 2002.

       Additionally, the Company has reclassified minority interest in consolidated subsidiaries from a component of total liabilities to a separate line item in the Consolidated Balance Sheets at December 31, 2002, 2001 and
2000.

         Items amended include Item 1, Item 6, Item 7, Item 8 and Item 15. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications in Item 15. Other than those described in Note 1 to the Consolidated Financial Statements, no
other material changes have been made to this Annual Report on Form 10-K/A. This
Form 10-K/A does not modify or update the disclosure contained in the Annual
Report in any way other than as required to reflect the amendments discussed above.

Item 1.           Business Overview

         NN, Inc. manufactures and supplies high precision bearing components, consisting of balls, rollers, seals and retainers, for leading bearing manufacturers on a global basis. We are the leading independent manufacturer of precision steel bearing balls for the North American and European markets. In
1998, we began implementing a strategic plan designed to position us as a worldwide supplier of a broad line of bearing components and other precision plastic components. Through a series of acquisitions executed as part of that plan, we have built on our strong core ball business and greatly expanded our bearing component product offering. Today, we offer among the industry's most complete line of bearing components. We emphasize engineered products that take advantage of our competencies in product design and tight tolerance manufacturing processes. Our bearing customers use our components in fully assembled ball and roller bearings, which serve a wide variety of industrial applications in the transportation, electrical, agricultural, construction, machinery, mining and aerospace markets. As used in this Annual Report on Form
10-K/A, the terms "NN", "the Company", "we", "our", or "us" mean NN, Inc. and its subsidiaries.

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
Segment"). Financial information about the Domestic Ball and Roller Segment, the
Euroball Segment and the Plastics Segment are set forth in our Consolidated
Financial Statements beginning on page 28.

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

Corporate Information

NN, originally organized in October, 1980, is incorporated in Delaware, with our principal executive offices located at 2000 Water's Edge Drive, Johnson City,
Tennessee 37604 and our telephone number is (423) 743-9151. Our web site address is www.nnbr.com. Information contained on our web site is not part of this
Annual Report. Our annual report on Form 10-K/A, quarterly reports on Form
10-Q/A, current reports on Form 8-K and amendments thereto are available on our web site under "SEC Reports." Prior to February 5, 2003, these reports were available through a hyperlink to a third-party service which provided limited free access to such reports. We believed that such hyperlink provided unlimited free access to our filings with the Commission, however, this hyperlink did not provide unlimited free access to the reports. Therefore, the amendments to our
Form 10-Q and Form 10-K filed on November 22, 2002 and our Forms 8-K filed
December 9, 2002 and December 20, 2002 were not available free of charge to all viewers through our web site. After February 5, 2003, our hyperlink provides unlimited free access to our filings with the Commission on our web site under
"SEC Reports".

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

         See Note 12 of the Notes to Consolidated Financial Statements and
"Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Results of Operations" for additional segment financial information. In both the foreign and domestic markets, the Company principally sells its products directly to manufacturers and not to distributors.

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
                                                                                  --------
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
Of our total employment, 19% are management/staff employees and 81% are production employees. We believe we are able to attract and retain high quality employees because of our quality reputation, technical expertise, history of financial and operating stability, attractive employee benefit programs, and our progressive, employee-friendly working environment. Only the employees in the
Eltmann, Germany and Pinerolo, Italy plants are unionized and we have never experienced any involuntary work stoppages. We consider our relations with our employees to be excellent.

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

         The Domestic Ball and Roller Segment purchases substantially all of its
52100 Steel requirements from foreign mills in Europe and Japan because of the lack of domestic producers of such steel in the form we require. The principal suppliers of 52100 Steel to the Domestic Ball and Roller Segment are Daido Steel
(America) Inc., Lucchini USA Inc. (affiliate of Ascometal France) and Ohio Star
Forge Co. The Euroball Segment purchases all of its 52100 Steel requirements from European mills. The principal supplier of 52100 Steel to the Euroball
Segment is Ascometal France. (See Note 15 of the Notes to Consolidated Financial
Statements) Our other steel requirements are purchased principally from foreign steel manufacturers. There are a limited number of suppliers of the 52100 Steel that we use in our Domestic Ball and Roller and Euroball Segments. We believe that if any of our current suppliers were unable to supply 52100 Steel to us, we would be able to obtain our 52100 Steel requirements from alternate sources. We cannot provide assurances that we would not face higher costs or production interruptions as a result of obtaining 52100 Steel from alternate sources.

         We allocate steel purchases among suppliers on the basis of price and, more significantly, composition and quality. The pricing arrangements with our suppliers are typically subject to adjustment once every six months for the
Domestic Ball and Roller Segment. In general, we do not enter into written supply agreements with suppliers or commit to maintain minimum monthly purchases of steel except for the supply arrangements between Ascometal and Euroball (see
Note 15 of the Notes to Consolidated Financial Statements). For the Domestic
Ball and Roller and Euroball Segments, the average price of 52100 Steel decreased approximately 2.5% in 2002, increased approximately 1.9% in 2001, and decreased approximately 1% in 2000.

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

         In 2001, we established a supply alliance with The Torrington Company, which was acquired by the Timken Company in February 2003, to leverage our combined supply requirements. The purchasing entity is empowered to negotiate and execute supply agreements for both companies. Because we both use similar raw materials from many common sources, we believe the potential synergies in raw material procurement will be of significant value.

         The primary raw materials used by IMC and NN Arte are engineered resins. Injection grade nylon is utilized in bearing retainers, gears, automotive and other industrial products. We purchase substantially all of our resin requirements from domestic manufacturers and suppliers. The majority of these suppliers are international companies with resin manufacturing facilities located throughout the world. We experienced price decreases for engineered resins of approximately 2.5% in 2002, price increases of approximately 4.3% in
2001, and price increases of approximately 3.0% in 2000.

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

         Roderick R. Baty was elected Chairman of the Board in September 2001 and continues to serve as Chief Executive Officer and President. He has served as President and Chief Executive Officer since July 1997. He joined NN in July
1995 as Vice President and Chief Financial Officer and was elected to the Board of Directors in 1995. Prior to joining NN, Mr. Baty served as President and
Chief Operating Officer of Hoover Precision Products from 1990 until January
1995, and as Vice President and General Manager of Hoover Group from 1985 to
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

         The following table sets forth the high and low sales prices of the
Common Stock, as reported by Nasdaq, and the dividends paid per share on the
Common Stock during each calendar quarter of 2002, 2001 and 2000.

                               Price
                               -----
                           High           Low     Dividend
                           ----           ---     --------
2002
----
First Quarter            $11.00         $9.15           $0.08
Second Quarter            12.80          9.68            0.08
Third Quarter             12.45          8.08            0.08
Fourth Quarter            10.10          6.98            0.08

2001
----
First Quarter            $ 9.17         $6.53           $0.08
Second Quarter            10.81          6.50            0.08
Third Quarter             10.84          7.25            0.08
Fourth Quarter            11.30          7.75            0.08

2000
----
First Quarter            $10.88         $6.75           $0.08
Second Quarter            11.38          8.03            0.08
Third Quarter             10.50          7.50            0.08
Fourth Quarter             9.50          7.13            0.08

         The declaration and payment of dividends are subject to the sole discretion of the Board of Directors of the Company and depend upon the
Company's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. The terms of the
Company's revolving credit facility restrict the payment of dividends by prohibiting the Company from declaring or paying any dividend if an event of default exists at the time of, or would occur as a result of, such declaration or payment. Additionally, the terms of the Company's revolving credit facility restrict the declaration and payment of dividends in excess of $5.5 million in any fiscal year. The amount of consolidated retained earnings which represents undistributed earnings of 50 percent or less owned persons accounted for by the equity method is zero at December 31, 2002, 2001 and 2000. For further description of the Company's revolving credit facility, see "Management's
Discussion and Analysis of Financial Condition and Results of Operations -
Liquidity and Capital Resources" herein.

Item 6.  Selected Financial Data

         The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the Consolidated Financial
Statements and the Notes thereto included as Item 8. The data set forth below as of December 31, 2002, 2001 and 2000 and for the periods then ended have been derived from the Consolidated Financial Statements of the Company, revised to reflect the restatement thereof as more fully discussed in Note 1 to the
Consolidated Financial Statements, which have been audited by KPMG LLP, independent accountants, whose report thereon is included as part of Item 8. The data below as of December 31, 1999 and 1998 and for the periods then ended have been derived from the Consolidated Financial Statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. These historical results are not necessarily indicative of the results to be expected in the future. See "Management's Discussion and Analysis of Financial Condition
and Results of Operations."

(In Thousands, Except Per Share Data)                                            Year Ended December 31,
                                                                                 -----------------------
                                                        Restated
                                                        --------
                                                          2002              2001            2000            1999            1998
                                                          ----              ----            ----            ----            ----

Statement of Income Data:
Net sales                                                 $192,856          $180,151        $132,129         $85,294         $73,006
Cost of products sold                                      144,274           137,221          93,926          59,967          50,353
                                                      -------------     -------------    ------------    ------------    ------------
Gross profit                                                48,582            42,930          38,203          25,327          22,653
Selling, general and administrative expenses                17,134            16,752          11,571           6,854           5,896
Depreciation and amortization                               11,212            13,150           9,165           6,131           4,557
Restructuring and impairment costs                           1,277             2,312              --              --              --
                                                      -------------     -------------    ------------    ------------    ------------
Income from operations                                      18,959            10,716          17,467          12,342          12,200
Interest expense                                             2,451             4,196           1,773             523              64
Equity in earnings of unconsolidated affiliate                  --                --            (48)              --              --
Net gain on involuntary conversion                              --           (3,901)           (728)              --              --
Other income                                                 (487)             (186)           (136)              --              --
                                                      -------------     -------------    ------------    ------------    ------------
Income before provision for income taxes                    16,995            10,607          16,606          11,819          12,136
Provision for income taxes                                   6,457             4,094           5,959           4,060           4,480
Minority interest in income of consolidated
   subsidiary                                                2,778             1,753             660              --              --
                                                      -------------     -------------    ------------    ------------    ------------
Income before cumulative effect of change in                 7,760             4,760           9,987           7,759           7,656
   accounting principle

Cumulative effect of change in accounting
   principle, net of income tax benefit of $112
   and related minority interest impact of $84                  --                98              --              --              --
                                                      -------------     -------------    ------------    ------------    ------------
Net income                                                 $ 7,760           $ 4,662         $ 9,987         $ 7,759         $ 7,656
                                                      =============     =============    ============    ============    ============

Basic income per share:
Income before cumulative effect of change in
   accounting principle                                    $ 0. 51            $ 0.31          $ 0.66          $ 0.52          $ 0.52
Cumulative effect of change in accounting
    principle                                                   --            (0.01)              --              --              --
                                                      -------------     -------------    ------------    ------------    ------------
   Net income                                              $ 0. 51            $ 0.31          $ 0.66          $ 0.52          $ 0.52
                                                      =============     =============    ============    ============    ============

Diluted income per share:
Income before cumulative effect of change in
   accounting principle                                     $ 0.49            $ 0.31          $ 0.64          $ 0.52          $ 0.52
Cumulative effect of change in accounting
    principle                                                   --            (0.01)              --              --              --
                                                      -------------     -------------    ------------    ------------    ------------
   Net income                                               $ 0.49           $  0.30         $  0.64         $  0.52          $ 0.52
                                                      =============     =============    ============    ============    ============
Dividends declared                                          $ 0.32           $  0.32         $  0.32         $  0.32         $  0.32
                                                      =============     =============    ============    ============    ============
Weighted average number of shares
   outstanding - Basic                                      15,343            15,259          15,247          15,021          14,804
                                                      =============     =============    ============    ============    ============
Weighted average number of shares                           15,714            15,540          15,531          15,038          14,804
   outstanding - Diluted                              =============     =============    ============    ============    ============

(In Thousands, Except Per Share Data)

                                                                    Year Ended December 31,
                                                                    -----------------------
                                          Restated        Restated         Restated
                                          --------        --------         --------
                                            2002            2001             2000             1999             1998
                                            ----            ----             ----             ----             ----
Balance Sheet Data:
Current assets                           $ 61,412        $ 55,617         $ 63,866         $ 34,397         $ 28,571
Current liabilities                        40,234          32,534           33,840           10,478            7,638
Total assets                              195,215         184,477          183,951           91,363           66,860
Long-term debt                             46,135          47,661           50,515           17,151               --
Stockholders' equity                       77,908          70,982           74,675           60,128           56,242

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

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the
Notes thereto and Selected Financial Data included elsewhere in this Form
10-K/A. Historical operating results and percentage relationships among any amounts included in the Consolidated Financial Statements are not necessarily indicative of trends in operating results for any future period.

Restatement

        This Amendment on Form 10-K/A amends the Registrant's Annual Report on
Form 10-K for the fiscal year ended December 31, 2002, and is being filed solely to amend the financial reporting of certain transactions related to the formation of NN Euroball, ApS ("Euroball") on July 31, 2000, and the subsequent purchase on December 20, 2002 of the 23% interest in Euroball held by FAG
Kugelfischer George Schaefer AG, which was subsequently acquired by INA -
Schaeffler KG (collectively, "INA/FAG"). These restatements had no material effect on the Company's reported net sales, gross profit, income from operations or cash flows for the fiscal years ended December 31, 2002, 2001 or 2000.

        We have revised the valuation of the original purchase price associated with the formation of Euroball in July 2000. This revision resulted in a reduction of goodwill of approximately 4.1 million Euro ($3.8 million). Further, we have increased stockholders' equity by approximately 10.0 million Euro ($9.3 million) to reflect the amount by which the Company's proportionate interest in
Euroball exceeded the book value of the net assets exchanged by the Company. As a result of these two adjustments, minority interest in consolidated subsidiaries has been reduced by approximately $7.4 million, $12.6 million and
$13.3 million, at December 31, 2002, 2001 and 2000, respectively, goodwill has been reduced $4.3 million, $3.7 million and $3.9 million, at December 31, 2002,
2001 and 2000, respectively, and paid in capital increased $9.3 million at
December 31, 2002, 2001 and 2000 from amounts previously reported. Comprehensive income has also been restated for the foreign currency translation effects of these adjustments.

         In the previously issued December 31, 2002 Consolidated Financial
Statements, when the Company acquired the 23% interest in Euroball held by
INA/FAG in December 2002, the excess of minority interest in consolidated subsidiaries over the December 2002 purchase price was recorded as a non-taxable gain in the amount of approximately $5.9 million. As

restated in the accompanying Consolidated Financial Statements, the non-taxable gain has been excluded and the excess of the purchase price over the fair value of INA/FAG's 23% interest in the net assets of Euroball was allocated to goodwill. The resulting impact to the Consolidated Financial Statements is an increase to goodwill of approximately $1.5 million and a decrease in retained earnings of approximately $5.9 million as of December 31, 2002 and reversal of the $5.9 million gain previously recorded in the Consolidated Statement of
Income and Comprehensive Income for the year ended December 31, 2002.

         Additionally, the Company has reclassified minority interest in consolidated subsidiaries from a component of total liabilities to a separate line item in the Consolidated Balance Sheets at December 31, 2002, 2001 and
2000.

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

         You should carefully consider the following risks and uncertainties, and all other information contained in or incorporated by reference in this annual report on Form 10-K/A, before making an investment in our common stock.
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

         Acquiring businesses that complement or expand our operations has been and continues to be an important element of our business strategy. This strategy calls for growth through acquisitions constituting approximately two-thirds of our future growth, with the remainder resulting from internal growth and market penetration. We bought our plastic bearing component business in 1999, formed
Euroball with our two largest bearing customers, SKF and INA/FAG, in 2000 and acquired our bearing seal operations in 2001. During 2002, we purchased
INA/FAG's minority interest in Euroball. See Note 3 of the Notes to Consolidated
Financial Statements. We cannot assure you that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future. In addition, we may borrow funds to acquire other businesses, increasing our interest expense and debt levels. Our inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

Overview

         The Company's core business is the manufacture and sale of high quality, precision steel balls and rollers. In 2002, sales of balls and rollers accounted for approximately 74% of the Company's total net sales with 71% and 3%
of sales from balls and rollers, respectively. Sales of precision molded plastic and rubber parts accounted for the remaining 26%. See Note 12 of the Notes to
Consolidated Financial Statements.

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

         On July 31, 2000, the Company formed a majority owned stand-alone company in Europe, NN Euroball ApS ("Euroball"), for the manufacture and sale of chrome steel balls used for ball bearings and other products. As a result of this transaction, the Company owned 54% of Euroball. AB SKF and FAG Kugelfisher
Georg Shafer AG, the parent companies of SKF and FAG respectively each owned 23%
of Euroball. As part of the transaction, Euroball acquired the ball factories located in Pinerolo, Italy (previously owned by SKF), Eltmann, Germany
(previously owned by FAG), and Kilkenny, Ireland (previously owned by the
Company). Acquisition financing of approximately 31.5 million euro
(approximately $29.7 million) was drawn at closing, and the credit facility provides for additional working capital expenditure financing. In connection with this transaction, total equity, specifically additional paid in capital, increased by 10.0 million Euros ($9.3

million) to reflect the increase in the Company's proportionate interest in
Euroball as related to its 54% ownership as more fully detailed in Note 3 to the
Consolidated Financial Statements. The Company is required to consolidate
Euroball due to its majority ownership and has accounted for the acquisitions of the Pinerolo, Italy and Eltmann, Germany ball factories using the purchase method of accounting. On December 20, 2002 the Company completed the purchase of the 23% interest held by INA/FAG. The Company paid approximately 13.4 million
Euros ($13.8 million) for INA/FAG's interest in Euroball. The excess of the purchase price paid to INA/FAG for its 23% interest over the minority interest in consolidated subsidiaries related to INA/FAG's 23% interest of approximately
$1.5 million has been recorded as goodwill (see Notes 1 and 3 of the Notes to
Consolidated Financial Statements). Following the closing of the transaction, the Company owns 77% of the outstanding shares of Euroball and SKF owns the remaining 23%. SKF consented to our purchase of INA/FAG's interest pursuant to the terms of the Euroball Shareholder Agreement. Under the terms of the
Shareholder Agreement with SKF, SKF has the right, beginning January 2003, to exercise its put option regarding its interest in Euroball to the Company on a formula buy-out. SKF has informed us that it intends to exercise its right and we expect to purchase its interest during the second quarter of 2003. However, if exercised at December 31, 2002, the purchase price would have been approximately $14.0 million versus minority interest in consolidated subsidiaries of $12.3 million.

         On August 31, 2000, the Company acquired a 51% ownership interest in NN
Mexico, LLC ("NN Mexico"), a Delaware limited liability company. NN Mexico holds as its sole investment a 100% ownership interest in NN Arté, a manufacturer of plastic components located in Guadalajara, Mexico. The Company is required to consolidate NN Mexico due to its majority ownership and has accounted for this acquisition using the purchase method of accounting. On January 24, 2003, we exercised our Call Right to purchase the remaining 49% interest in NN Mexico,
LLC. The transaction, which is expected to close in the second quarter of 2003, is subject to a number of conditions, including the approval of NN's board of directors. The transaction is not expected to materially impact our financial condition or results of operations. Based on the purchase price formula contained in the principal agreement between the parties the purchase price for such interest is anticipated to be zero.

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

Critical Accounting Policies

         Our significant accounting policies, including the assumptions and judgment underlying them, are disclosed in Note (2) to the Consolidated
Financial Statements. These policies have been consistently applied in all material respects and

address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding the Company's business operations, financial condition and results of operations. There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies.

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

                                                                  As a percentage of Net Sales
                                                                    Year Ended December 31,
                                                             Restated
                                                               2002           2001           2000
                                                            ------------    ----------     ----------
Net sales                                                        100.0%        100.0%         100.0%
Cost of product sold                                               74.8          76.2           71.1
                                                            ------------    ----------     ----------
Gross profit                                                       25.2          23.8           28.9
Selling, general and administrative expenses                        8.9           9.3            8.8
Depreciation and amortization                                       5.8           7.3            6.9
Restructuring and impairment costs                                  0.7           1.3             --
                                                            ------------    ----------     ----------
Income from operations                                              9.8           5.9           13.2
Interest expense                                                    1.3           2.3            1.3
Equity in earnings of unconsolidated affiliates                      --            --             --
Net gain on involuntary conversion                                   --         (2.2)          (0.6)
Other income                                                      (0.2)         (0.1)          (0.1)
                                                            ------------    ----------     ----------
Income before provision for income taxes                            8.8           5.9           12.6
Provision for income taxes                                          3.4           2.3            4.5
Minority interest in income of consolidated subsidiary              1.4           1.0            0.5
                                                            ------------    ----------     ----------
Income before cumulative effect of change in accounting
   principle                                                        4.0           2.6            7.6
Cumulative effect of change in accounting principle, net
   of income tax benefit of $112 and related minority
   interest impact of $84                                   ------------    ----------     ----------
Net income                                                         4.0%          2.6%           7.6%
                                                            ============    ==========     ==========

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

         Depreciation and Amortization. Depreciation and amortization expenses decreased by $2.0 million from $13.2 million in 2001 to $11.2 million in 2002.
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

         Net Income. Net income increased $3.1 million, or 66.5% from $4.7 in
2001 to $7.8 million in 2002. As a percentage of net sales, net income increased from 2.6% in 2001 to 4.0% in 2002.

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

         Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates decreased $0.05 million from $0.05 million in 2000 to
$0. The decrease is due to the Company's share of earnings from the NN General joint venture with General Bearing Corporation. Effective December 21, 2001, the
Company sold its minority interest in Jiangsu General Ball & Roller Company,
LTD, a Chinese ball and roller manufacturer located in Rugao City, Jiangsu
Province, China. To effect the transaction, the Company sold its 50% ownership in NN General, LLC, which owns a 60% interest in the Jiangsu joint venture to its partner, General Bearing Corporation for cash of $0.6 million and notes of
$3.3 million. In 2001, the Company recorded a non-cash after-tax loss on the sale of its investment in this joint venture of $144,000. See Note 5 of the
Notes to Consolidated Financial Statements for additional financial information.

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

         Net Income. Net income decreased $5.3 million, or 53.3%, from $10.0 million in 2000 to $4.7 million in 2001. As a percentage of net sales, net income decreased from 7.6% in 2000 to 2.6% in 2001.

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

         The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with foreign customers (other than foreign customers that have entered into an inventory management program with the
Company) generally provide that payments are due within 90 or 120 days following the date of shipment. Under the Domestic Ball and Roller Segments inventory management program with certain European customers, payments typically are due within 30 days after the customer uses the product. The Company's sales and receivables can be influenced by seasonality due to the Company's relative percentage of European business coupled with many foreign customers ceasing production during the month of August. For information concerning the Company's quarterly results of operations for the years ended December 31, 2002 and 2001, see Note 16 of the Notes to Consolidated Financial Statements.

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

         Working capital, which consists principally of accounts receivable and inventories, was $21.2 million at December 31, 2002 as compared to $23.1 million at December 31, 2001 and $30.0 million at December 31, 2000. The ratio of current assets to current liabilities decreased from 1.89:1 at December 31, 2000 to 1.71:1 at December 31, 2001 and to 1.53:1 at December 31, 2002. Cash flow from operations increased to $31.1 million during 2002 from $24.6 million during
2001 and $26.9 million during 2000.

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

=========================== ================================================================================
         Certain                                        Payments Due by Period
 Contractual Obligations
=========================== ================ ============== ================ =============== ===============
                                 Total        Less than 1      1-3 years       4-5 years     After 5 years
                                                 year
=========================== ================ ============== ================ =============== ===============
Long-Term Debt                     $ 46,135         $   --          $39,063          $7,072          $   --
=========================== ================ ============== ================ =============== ===============
Operating Leases                   $ 17,772        $ 1,422          $ 2,486          $1,952         $11,912
=========================== ================ ============== ================ =============== ===============
Other Long-Term
Obligations                        $ 62,180        $21,615          $40,565           $  --          $   --
=========================== ================ ============== ================ =============== ===============
Total Contractual Cash
Obligations                       $ 126,087        $23,037          $82,114          $9,024        $ 11,912
=========================== ================ ============== ================ =============== ===============

         Other Long-Term Obligations consist principally of steel purchase commitments at the Euroball Segment (See Note 15 of the Notes to Consolidated
Financial Statements.)

The Euro

         The Company currently has operations in Ireland, Germany and Italy, all of which are Euro participating countries, and, each facility sells product to customers in many of the participating countries. The Euro has been adopted as the functional currency at all of Euroball's locations.

Seasonality and Fluctuation in Quarterly Results

         The Company's net sales historically have been seasonal in nature, due to a significant portion of the Company's sales being to European customers that cease or significantly slow production during the month of August. For information concerning the Company's quarterly results of operations for the years ended December 31, 2002 and 2001, see Note 16 of the Notes to Consolidated
Financial Statements.

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
Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather, periodically tested for impairment. The effective date of Statement No. 142 is
January 1, 2002. As of the date of adoption, the Company had unamortized goodwill of approximately $36.6 million, which is subject to the provisions of
Statement No. 142.

         As a result of adopting these standards in the first quarter of 2002, the Company no longer amortizes goodwill. The Company estimates that amortization expense for goodwill would have been approximately $1.6 million (or
$0.9 million net of tax and minority interest) for the twelve-month period ended
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
25. See Note 11 of the Notes to Consolidated Financial Statements.

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
December 31, 2002.

Item 8.           Financial Statements and Supplementary Data

Index to Financial Statements

Financial Statements                                                                                   Page

         Report of Independent Auditors for the years ended December 31, 2002, 2001 and 2000...........28

         Consolidated Balance Sheets at December 31, 2002, 2001 and 2000 (Restated)....................29

         Consolidated Statements of Income and Comprehensive Income for the
         three years ended December 31, 2002 (Restated)................................................30

         Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2002 (Restated)......................................................31

         Consolidated Statements of Cash Flows for the three years ended
         December 31, 2002 (Restated)..................................................................32

         Notes to Consolidated Financial Statements....................................................33

                          Independent Auditors' Report

The Board of Directors
NN, Inc.:

We have audited the accompanying consolidated balance sheets of NN, Inc. as of
December 31, 2002, 2001 and 2000 and the related consolidated statements of income and comprehensive income, consolidated statements of changes in stockholders' equity, and consolidated statements of cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NN, Inc. as of
December 31, 2002, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three year period ended December 31,
2002 in conformity with accounting principles generally accepted in the United
States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in
2002 and changed its method of accounting for derivative instruments and hedging activities in 2001.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the years ended
December 31, 2002, 2001 and 2000.

                                            /s/ KPMG LLP

Charlotte, North Carolina
February 24, 2003, except as to Note 1,
which is as of January 29, 2004

                                    NN, Inc.
                           Consolidated Balance Sheets
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

                                                                              Restated          Restated          Restated
Assets                                                                          2002              2001              2000
                                                                            -------------    ---------------    --------------
Current assets:
        Cash and cash equivalents                                                $ 5,144            $ 3,024           $ 8,273
        Accounts receivable, net                                                  28,965             24,832            29,549
        Inventories, net                                                          23,402             23,418            23,742
        Other current assets                                                       2,501              3,034             1,512
        Current deferred tax asset                                                 1,400              1,309               790
                                                                            -------------    --------------- -- --------------
                Total current assets                                              61,412             55,617            63,866

Property, plant and equipment, net                                                88,199             82,770            91,693
Assets held for sale                                                               2,214              4,348                --
Goodwill                                                                          39,374             36,624            24,008
Other non-current assets                                                           4,016              4,385             4,212
Non-current deferred tax asset                                                        --                733               172
                                                                            -------------    ---------------    --------------
Total assets                                                                   $ 195,215          $ 184,477         $ 183,951
                                                                            =============    ===============    ==============
Liabilities and Stockholders' Equity

Current liabilities:
        Accounts payable                                                        $ 22,983           $ 14,552          $ 16,883
        Bank overdraft                                                                37              1,141               454
        Accrued salaries, wages and benefits                                       6,354              3,813             2,248
        Income taxes payable                                                         620              1,514             1,341
        Payable to affiliates                                                        566              1,277             1,762
        Short term loans                                                              --                 --             2,000
        Current maturities of long-term debt                                       7,000              7,000                --
        Other liabilities                                                          2,674              3,187             9,038
        Current deferred tax liability                                                --                 50               114
                                                                            ------------     --------------      ------------
                Total current liabilities                                         40,234             32,534            33,840

Non-current deferred tax liability                                                 9,334              7,362             5,239
Long-term debt                                                                    46,135             47,661            50,515
Accrued pension and other                                                          9,319              7,607             2,711
                                                                            -------------    ---------------    --------------
                Total liabilities                                                105,022             95,164            92,305
                                                                            -------------    ---------------    --------------

Minority interest in consolidated subsidiaries                                    12,285             18,331            16,971
                                                                            -------------    ---------------    --------------
Stockholders' equity:
        Common stock - $0.01 par value, authorized
          45,000 shares, issued and outstanding
          15,370 shares in 2002, 15,317 shares in 2001,
          and 15,247 shares in 2000                                                  154                154               153
        Additional paid-in capital                                                40,457             40,111            39,684
        Retained earnings                                                         38,984             36,139            36,364
        Accumulated other comprehensive loss                                     (1,687)            (5,422)           (1,526)
                                                                            -------------    ---------------    --------------
                 Total stockholders' equity                                       77,908             70,982            74,675
                                                                            -------------    ---------------    --------------
                 Total liabilities and stockholders' equity                     $195,215           $184,477          $183,951
                                                                            =============    ===============    ==============

                  See accompanying notes to consolidated financial statements

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                  Years ended December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

                                                                 Restated          Restated         Restated
                                                                   2002              2001             2000
                                                               -------------     -------------     ------------

Net sales                                                          $192,856          $180,151         $132,129
Cost of products sold                                               144,274           137,221           93,926
                                                               -------------     -------------     ------------
      Gross profit                                                   48,582            42,930           38,203

Selling, general and administrative                                  17,134            16,752           11,571
Depreciation and amortization                                        11,212            13,150            9,165
Restructuring and impairment costs                                    1,277             2,312               --
                                                               -------------     -------------     ------------
Income from operations                                               18,959            10,716           17,467

Interest expense                                                      2,451             4,196            1,773
Equity in earnings of unconsolidated affiliates                          --                --             (48)
Net gain on involuntary conversion                                       --           (3,901)            (728)
Other income                                                          (487)             (186)            (136)
                                                               -------------     -------------     ------------
Income before provision for income taxes                             16,995            10,607           16,606
Provision for income taxes                                            6,457             4,094            5,959
Minority interest in consolidated subsidiaries                        2,778             1,753              660
                                                               -------------     -------------     ------------
      Income before cumulative effect of change
         in accounting principle                                      7,760             4,760            9,987
      Cumulative effect of change in accounting
         principle, net of income tax benefit of $112
         and related minority interest impact of $84                     --                98               --
                                                               -------------     -------------     ------------
Net income                                                            7,760             4,662            9,987

Other comprehensive income (loss):
      Additional minimum pension liability, net of tax                 (28)              (53)               --
      Foreign currency translation                                    3,763           (3,843)              152
                                                               -------------     -------------     ------------
         Comprehensive income                                      $ 11,495             $ 766         $ 10,139
                                                               =============     =============     ============

Basic income per share:
      Income before cumulative effect of change
         in accounting principle                                    $  0.51           $  0.31          $  0.66
      Cumulative effect of change in accounting
         principle                                                       --            (0.01)               --
                                                               -------------     -------------     ------------
      Net income                                                    $  0.51           $  0.31          $  0.66
                                                               =============     =============     ============
      Weighted average shares outstanding                            15,343            15,259           15,247
                                                               =============     =============     ============

Diluted income per share:
      Income before cumulative effect of change
         in accounting principle                                    $  0.49           $  0.31          $  0.64
      Cumulative effect of change in accounting
         principle                                                       --            (0.01)               --
                                                               -------------     -------------     ------------
      Net income                                                    $  0.49           $  0.30          $  0.64
                                                               =============     =============     ============
Weighted average shares outstanding                                  15,714            15,540           15,531
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
      Increase in paid-in capital for the
        amount by which the Company's
        proportionate interest in Euroball
        exceeded its carrying value of the
        net assets exchanged by the Company
        (Note 3, Restated)                             --            --             9,270              --                    --           9,270
      Cumulative translation gain, Restated            --            --                --              --                   152             152
                                              ------------    ----------    --------------    ------------    ------------------     -----------

Balance, December 31, 2000, Restated               15,247          $153           $39,684         $36,364             $ (1,526)         $74,675
      Shares Issued                                    70             1               427              --                    --             428
      Net income                                       --            --                --           4,662                    --           4,662
      Dividends paid                                   --            --                --         (4,887)                    --         (4,887)
      Additional minimum pension liability             --            --                --              --                  (53)            (53)
      Cumulative translation loss, Restated            --            --                --              --               (3,843)         (3,843)
                                              ------------    ----------    --------------    ------------    ------------------     -----------

Balance, December 31, 2001, Restated               15,317          $154           $40,111         $36,139             $ (5,422)         $70,982
      Shares Issued                                    53            --               346              --                    --             346
      Net income, Restated                             --            --                --           7,760                    --           7,760
      Dividends paid                                   --            --                --         (4,915)                    --         (4,915)
      Additional minimum pension liability             --            --                --              --                  (28)            (28)
      Cumulative translation gain, Restated            --            --                --              --                 3,763           3,763
                                              ------------    ----------    --------------    ------------    ------------------     -----------

Balance, December 31, 2002, Restated               15,370          $154           $40,457         $38,984             $ (1,687)         $77,908
                                              ============    ==========    ==============    ============    ==================     ===========

           See accompanying notes to consolidated financial statements

                                    NN, Inc.
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2002, 2001 and 2000
                                 (In Thousands)
                                                                                         Restated
                                                                                           2002                2001            2000
                                                                                       ------------    ------------    ------------
Cash flows from operating activities:
      Net Income                                                                            $ 7,760         $ 4,662         $ 9,987
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                          11,212          13,150           9,165
      Cumulative effect of change in accounting principle                                        --              98              --
      Loss on disposals of property, plant and equipment                                       (25)              --           1,194
      Loss on sale of NNG                                                                        --             222              --
      Equity in earnings of unconsolidated affiliates                                            --              --            (48)
      Deferred income tax                                                                     2,564             433           1,185
      Interest income on receivable from unconsolidated affiliates                               --           (104)           (159)
      Minority interest in consolidated subsidiary                                            2,778           1,753             660
      Restructuring costs and impairment costs                                                1,277           2,312              --
      Changes in operating assets and liabilities:
               Accounts receivable                                                          (3,590)           6,838           1,955
               Inventories                                                                    1,479           1,175         (3,021)
               Other current assets                                                           4,795         (1,461)           (106)
               Other assets                                                                      35           (618)         (1,719)
               Accounts payable                                                               5,535         (2,846)           5,544
               Other liabilities                                                            (2,733)           (997)           2,227
                                                                                        ------------    ------------    ------------
                    Net cash provided by operating activities                                31,087          24,617          26,864
                                                                                        ------------    ------------    ------------

Cash flows from investing activities:
      Acquisition of businesses, net of cash acquired                                            --        (23,496)        (57,788)
      Purchase of minority interest                                                        (13,802)              --              --
      Acquisition of property, plant and equipment                                          (7,591)         (6,314)        (17,910)
      Sale of NNG                                                                                --             622              --
      Long-term note receivable                                                                 200              --         (3,440)
      Investment in unconsolidated affiliates                                                    --              --           (172)
      Proceeds from disposals of property, plant and equipment                                   65             106              --
                                                                                        ------------    ------------    ------------
                 Net cash used by investing activities                                     (21,128)        (29,082)        (79,310)
                                                                                        ------------    ------------    ------------

Cash flows from financing activities:
      Net proceeds under revolving line of credit                                                --              --           7,547
      Minority shareholders contributions                                                        --              --          29,600
      Proceeds from long-term debt                                                           13,802          71,430          25,817
      Bank overdrafts                                                                       (1,103)             687           (785)
      Repayment of long-term debt                                                          (16,708)        (65,946)              --
      Proceeds (repayment) of short-term debt                                                    --         (2,000)           2,000
      Proceeds from issuance of stock                                                           346             428              16
      Cash dividends                                                                        (4,915)         (4,887)         (4,878)
                                                                                        ------------    ------------    ------------
                 Net cash provided (used) by financing activities                           (8,578)           (288)          59,317
                                                                                        ------------    ------------    ------------

      Effect of exchange rate changes                                                           739           (496)             (7)

      Net change in cash and cash equivalents                                                 2,120         (5,249)           6,864
      Cash and cash equivalents at beginning of period                                        3,024           8,273           1,409
                                                                                        ------------    ------------    ------------
      Cash and cash equivalents at end of period                                            $ 5,144         $ 3,024         $ 8,273
                                                                                        ============    ============    ============

Supplemental schedule of non-cash investing and financing activities:
      Note received related to sale of NNG                                                   $   --         $ 3,300          $   --

     Cash paid for interest and income taxes was as follows:
           Interest                                                                         $ 1,965         $ 3,596         $ 1,917
           Income taxes                                                                       4,774           2,845           5,207
                                                                                        ============    ============    ============
           See accompanying notes to consolidated financial statements

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

1)       Restatement

     The accompanying Consolidated Financial Statements for the fiscal years ended December 31, 2002, 2001 and 2000 have been restated to amend the financial reporting of certain transactions related to the formation of NN
     Euroball, ApS ("Euroball") on July 31, 2000, and the subsequent purchase on
     December 20, 2002 of the 23% interest in Euroball held by FAG Kugelfischer
     George Schaefer AG, which was subsequently acquired by INA - Schaeffler KG
     (collectively, "INA/FAG"). These restatements had no material effect on the
     Company's reported net sales, gross profit, income from operations or cash flows for the fiscal years ended December 31, 2002, 2001 or 2000. Refer to
     Note 3 as related to the formation of Euroball and the purchase of the minority interest held by INA/FAG.

     We have revised the valuation of the original purchase price associated with the formation of Euroball in July 2000. This revision resulted in a reduction of goodwill of approximately 4,108 Euro ($3,792). Further, we have increased stockholders' equity by approximately 10,044 Euro ($9,270) to reflect the amount by which the Company's proportionate interest in
     Euroball, exceeded the book value of the net assets exchanged by the
     Company. As a result of these two adjustments, minority interest in consolidated subsidiaries has been reduced by approximately $7,421,
     $12,601 and $13,286, at December 31, 2002, 2001 and 2000, respectively, goodwill has been reduced $4,308, $3,658 and $3,857, at December
     31, 2002, 2001 and 2000, respectively, and paid in capital increased $9,270 at December 31, 2002, 2001 and 2000 from amounts previously reported.
     Comprehensive income has also been restated for the foreign currency translation effects of these adjustments.

     In the previously issued December 31, 2002 Consolidated Financial
     Statements, when the Company acquired the 23% interest in Euroball held by
     INA/FAG in December 2002, the excess of minority interest in consolidated subsidiaries over the purchase price was recorded as a non-taxable gain in the amount of approximately $5,904. As restated, in the accompanying
     Consolidated Financial Statements, the non-taxable gain has been excluded and the excess of the purchase price over the fair value of INA/FAG's 23%
     interest in the net assets of Euroball was allocated to goodwill. The resulting impact to the Consolidated Financial Statements is an increase to goodwill of approximately $1,517 and a decrease in retained earnings of
     $5,904 as of December 31, 2002 and reversal of the gain previously recorded in the Consolidated Statement of Income and Comprehensive Income for the
     year ended December 31, 2002.

     Additionally, the Company has reclassified minority interest in consolidated subsidiaries from a component of total liabilities to a separate line item in the Consolidated Balance Sheets at December 31, 2002,
     2001 and 2000.

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

Effect on selected Consolidated Balance Sheet data as of December 31, 2002, 2001 and 2000:

                                 Selected Consolidated Balance Sheet Data
                                             December 31, 2002
                                              (In thousands)

                                                               As Previously
                                                                   Reported             As Restated
                                                               -----------------       ---------------
      Goodwill                                                         $ 42,166              $ 39,374
      Total assets                                                      198,007               195,215
      Total liabilities                                                 124,728               105,022
      Minority interest in consolidated subsidiaries                     19,706                12,285
      Additional paid-in capital                                         31,187                40,457
      Retained earnings                                                  44,888                38,984
      Accumulated other comprehensive loss                              (2,950)               (1,687)
      Total stockholders' equity                                         73,279                77,908
      Total liabilities and stockholders' equity                        198,007               195,215

                                 Selected Consolidated Balance Sheet Data
                                             December 31, 2001
                                              (In thousands)
                                                                As Previously
                                                                     Reported           As Restated
                                                               -----------------       ---------------
      Goodwill                                                         $ 40,282              $ 36,624
      Total assets                                                      188,135               184,477
      Total liabilities                                                 126,096                95,164
      Minority interest in consolidated subsidiaries                     30,932                18,331
      Additional paid-in capital                                         30,841                40,111
      Retained earnings                                                  36,139                36,139
      Accumulated other comprehensive loss                              (5,095)               (5,422)
      Total stockholders' equity                                         62,039                70,982
      Total liabilities and stockholders' equity                        188,135               184,477

                                Selected Consolidated Balance Sheet Data
                                            December 31, 2000
                                             (In thousands)

                                                                As Previously
                                                                    Reported           As Restated
                                                               ----------------       --------------
      Goodwill                                                        $ 27,865             $ 24,008
      Total assets                                                     187,808              183,951
      Total liabilities                                                122,562               92,305
      Minority interest in consolidated subsidiaries                    30,257               16,971
      Additional paid-in capital                                        30,414               39,684
      Retained earnings                                                 36,364               36,364
      Accumulated other comprehensive loss                             (1,685)              (1,526)
      Total stockholders' equity                                        65,246               74,675
      Total liabilities and stockholders' equity                       187,808              183,951

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

         Effect on selected Consolidated Statement of Income and Comprehensive
         Income Data for the twelve months ended December 31, 2002, 2001 and
         2000

              Selected Consolidated Statement of Income and Comprehensive Income Data
                                    Year ended December 31, 2002
                               (In thousands, except per share data)

                                                               As Previously
                                                                 Reported             As Restated
                                                             ------------------    ------------------
Gain on purchase of minority interest                                 $(5,904)                $   --
Income before provision for income taxes                                22,899                16,995
Net income                                                              13,664                 7,760
Foreign currency translation                                             2,173                 3,763
Comprehensive income                                                    15,809                11,495
Basic income per share                                                    0.89                  0.51
Diluted income per share                                                  0.87                  0.49

              Selected Consolidated Statement of Income and Comprehensive Income Data
                                    Year ended December 31, 2001
                                           (In thousands)

                                                               As Previously
                                                                   Reported           As Restated
                                                             ------------------    ------------------
Foreign currency translation                                          $(3,357)              $(3,843)
Comprehensive income                                                     1,252                   766

              Selected Consolidated Statement of Income and Comprehensive Income Data
                                    Year ended December 31, 2000
                                           (In thousands)

                                                               As Previously
                                                                   Reported           As Restated
                                                             ------------------    ------------------
Foreign currency translation                                            $  (7)                $  152
Comprehensive income                                                     9,980                10,139

Effect on selected Consolidated Statement of Cash Flows Data for the year ended
December 31, 2002

                         Selected Consolidated Statement of Cash Flows Data
                                    Year ended December 31, 2002
                                           (In thousands)

                                                               As Previously
                                                                   Reported           As Restated
                                                             ------------------    ------------------
Net Income                                                             $13,664                $7,760
Gain on purchase of minority interest                                  (5,904)                    --

                                                                       Continued
                                       35

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

2)  Summary of Significant Accounting Policies and Practices

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
              The Company's Euroball Segment, which was acquired in July 2000,
              (see Note 3) is comprised of manufacturing facilities located in
              Kilkenny, Ireland, Eltmann, Germany, and Pinerolo, Italy. All of
              the facilities in the Euroball Segment are engaged in the
              production of precision balls. The Plastics Segment consists of
              IMC, acquired in July 1999, NN Arte, formed in August 2000 and
              Delta Rubber, acquired in February 2001. IMC has two production facilities in Texas, NN Arte has one production facility in
              Guadalajara, Mexico and Delta Rubber has two production facilities in Connecticut (see Note 3). All of the Company's segments sell to foreign and domestic customers.

       (b)    Cash and Cash Equivalents

              The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

       (c)    Inventories

              Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

       (d)    Property, Plant and Equipment

              Property, plant and equipment are stated at cost less accumulated depreciation. Assets held for sale are stated at lower of cost or fair market value less selling cost. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When a major property item is retired, its cost and related accumulated depreciation or
              amortization are removed from the property accounts and any gain or loss is recorded in income or expense, respectively. The
              Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the years ended December 31, 2002 and 2001, the Company incurred an impairment charge of $1,199 and $1,083 respectively, to write-down the land, building and equipment at the Walterboro, SC production facility to its net realizable value, which was principally based upon fair market value appraisals and valuations. As of December
              31, 2002 and 2001, the carrying value of this land, building and equipment was classified as a component of assets held for sale in the accompanying financial statements at $2,214 and $4,348, respectively. During the year ended December 31, 2000, the
              Company did not incur any impairment charges.

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
                                       36

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
              Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30,
              2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement
              No. 142 requires that goodwill and intangible assets with
              indefinite useful lives no longer be amortized, but rather, periodically tested for impairment. The effective date of
              Statement No. 142 is January 1, 2002. As of the date of adoption, the Company had unamortized goodwill of approximately $36.6 million, which is subject to the provisions of Statement No. 142.

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

                                       37

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

              The Company completed the transitional goodwill impairment reviews required by the new standards during the first six months of 2002 and the annually required goodwill impairment review during the fourth quarter of 2002. In performing the impairment reviews, the
              Company estimated the fair values of the reporting units using a method that incorporates valuations derived from EBITDA multiples based upon market multiples and recent capital market transactions and also incorporates valuations determined by each segment's discounted future cash flows. As of January 1, 2002, the
              transition day and as of October 1, 2002, the annual review date, there was no impairment to goodwill as the fair values exceeded the carrying values of the reporting units. As of December 31,
              2002, the carrying amounts of goodwill by reporting units are as follows: $26.1 million for the Plastics Segment and $13.3 million for the Euroball Segment. Since the transition date, January 1,
              2002, approximately $1.3 million of the increase in goodwill is due to foreign currency translation adjustments at the Euroball
              Segment.

              The table below describes the impact of the amortization of goodwill for the three month and twelve month period ended
              December 31, 2002, 2001 and 2000:

                                                       For the Three Months                           For the Twelve Months
                                                        Ended December 31,                             Ended December 31,
                                              Restated                                                 2
                                                2002             2001           2000        Restated200       2001           2000
                                            -------------     -----------     ----------    -----------     ----------    ------------
            Reported net income                  $ 1,384       $ (1,036)        $ 3,192         $7,760        $ 4,662          $9,987
            Add back:  Goodwill
               amortization, net of tax
               and minority interest                  --            272             138             --            983             484
                                            -------------     ----------- --- ----------    -----------     ----------    ------------
            Pro-forma net income                 $ 1,384         $ (764)        $ 3,330         $7,760        $ 5,645        $ 10,471
                                            =============     =============== ==========    ===========     ==========    ============

            Basic earnings per share:
               Reported net income                $ 0.09         $(0.07)         $ 0.21         $ 0.51         $ 0.31          $ 0.66

               Goodwill amortization                  --           0.02            0.01             --           0.06            0.03
                                            -------------     -----------     ----------    -----------     ----------    ------------
               Pro-forma net income               $ 0.09        $ (0.05)         $ 0.22         $ 0.51         $ 0.37          $ 0.69
                                            =============     ===========     ==========    ===========     ==========    ============

            Diluted earnings per share:
               Reported net income                $ 0.09        $ (0.07)         $ 0.21         $ 0.49         $ 0.30          $ 0.64

               Goodwill amortization                  --           0.02            0.01             --           0.06            0.03
                                            -------------     -----------     ----------    -----------     ----------    ------------
               Pro-forma net income               $ 0.09        $ (0.05)         $ 0.21         $ 0.49         $ 0.36          $ 0.67
                                            =============     ===========     ==========    ===========     ==========    ============

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
                                                                       Continued

                                       38

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

              No. 144 effective January 1, 2002. Assets to be held and used are tested for recoverability when indications of impairment are evident. If the reviewed carrying value of the asset is not recoverable the asset is written down to the lesser of
              recoverable value or carrying value. Assets held for sale are carried at the lesser of carrying value or fair value less costs of disposal.

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

                                                                       Continued
                                       39

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

              In December 2002, the FASB issued SFAS No. 148, "Accounting for
              Stock-Based Compensation - Transition and Disclosure - an
              amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the provisions of SFAS 123, which encourages but does not require a fair value based method of accounting for stock compensation plans. The Company has elected to continue accounting for its stock compensation plan using the intrinsic value based method under APB Opinion No. 25. See Note 11 of the Notes to Consolidated
              Financial Statements.

                                                                       Continued
                                       40

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

                                                                               Year ended December 31,
                                                                          Restated
                                                                            2002          2001          2000
                                                                        ------------  -----------   ------------
              Net income - as reported                                      $7,760      $  4,662        $  9,987
                 Stock based compensation costs, net of income
                  tax, included in net income as reported                       --            --             --
                 Stock based compensation costs, net of income
                  tax, that would have been included in net
                  income if the fair value method had been
                  applied                                                       488          315            183
                                                                        ------------  -----------   -----------
              Net income - proforma                                         $ 7,272     $  4,347       $  9,804
                                                                        ============  ===========   ===========

              Earnings per share - as reported                              $ 0.51     $    0.31       $   0.66
                 Stock based compensation costs, net of income
                  tax, included in net income as reported                       --            --             --
                 Stock based compensation costs, net of income
                  tax, that would have been included in net
                  income if the fair value method had been
                  applied                                                     0.03          0.03           0.02
                                                                       ------------  -----------   ------------
              Earnings per share - proforma                            $      0.48     $    0.28       $   0.64
                                                                       ============  ===========   ============

              Earnings per share-assuming dilution - as reported       $      0.49     $    0.30      $   0.64
              Stock based compensation costs, net of income tax,
                  included in net income as reported                            --           --             --
              Stock based compensation costs, net of income tax,
                  that would have been included in net income if
                  the fair value method had been applied                      0.03          0.02          0.01
                                                                       ------------  -----------   -----------
              Earnings per share - assuming dilution-proforma          $      0.46     $    0.28      $   0.63
                                                                       ============  ===========   ===========

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

3)     Acquisitions and Purchase of Minority Interest (Restated)

       On December 20, 2002 the Company completed the purchase of the 23%
       interest in NN Euroball, ApS ("Euroball") held by INA/FAG. Euroball was formed in 2000 by the Company, FAG Kugelfischer George Schaefer AG, which was subsequently acquired by INA - Schaeffler KG (collectively,
       "INA/FAG"), and AB SKF ("SKF"). INA/FAG is a global bearing manufacturer and one of our largest customers. The Company paid approximately 13,400
       Euro ($13,800) for INA/FAG's interest in Euroball. The excess of the purchase price paid to INA/FAG for its 23% interest over the fair value of INA/FAG's 23% interest in the net assets of Euroball of approximately
       $1,517 has been recorded as goodwill (see Note 1).  Following the closing of the transaction, the Company owns 77% of the outstanding shares of
       Euroball and SKF owns the remaining 23%. SKF consented to our purchase of INA/FAG's interest pursuant to the terms of the Euroball Shareholder
       Agreement. SKF has informed us that it intends to exercise its right and we expect to purchase its interest during the second quarter of 2003.

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

       Effective July 31, 2000, the Company completed its Euroball transaction.
       Completion of the transaction required the Company to start a majority owned stand-alone company in Europe, NN Euroball ApS, for the manufacture and sale of precision steel balls used for ball bearings and other products. As a result of this transaction the Company owned 54% of the shares of NN Euroball, ApS, AB SKF (SKF), a Swedish Company, and FAG
       Kugelfischer Georg Schager AG (FAG), a German Company, owned 23% each. NN
       Euroball ApS subsequently acquired the steel ball manufacturing facilities located in Pinerolo, Italy (previously owned by SKF), Eltmann, Germany
       (previously owned by FAG) and Kilkenny, Ireland (previously owned by the
       Company). NN Euroball ApS paid approximately $47,433 for the net assets originally acquired from SKF and FAG. The acquisitions of the Pinerolo,
       Italy and Eltmann, Germany ball manufacturing facilities have been accounted for by the purchase method of accounting and, accordingly, the results of operations of Euroball have been included in the Company's consolidated financial statements from July 31, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired of $8,761 has been recorded as goodwill. The Company recorded a $9,270 increase in stockholders' equity to reflect the amount by which the
       Company's proportionate interest in Euroball exceeded the book value of the net assets exchanged by the Company. See Note 1, "Restatement".

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

4)     Restructuring and Impairment Charges

       In September 2001, the Company announced the closure of its Walterboro,
       South Carolina ball manufacturing facility as a part of its ongoing strategy to locate manufacturing capacity in closer proximity to its customers. This facility is included in the Company's Domestic Ball and
       Roller Segment (see Note 12). The closure was substantially completed by
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
                                                  ===============    ===============    ============     ==============
5)     Investments in Affiliated Companies

       Investments in affiliated companies at December 31, 2000 consists of 50%
       of the member interest of NN General, LLC and 33% of the member interest of NNA, LLC.

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

6)     Accounts Receivable

                                                December 31,
                                           2002      2001     2000
                                           ----      ----     ----

Trade                                    $30,631   $26,613   $29,028
Other                                       --          10     1,297
                                         -------   -------   -------

                                          30,631    26,623    30,325
Less - Allowance for doubtful accounts     1,666     1,791       776
                                         -------   -------   -------

                                         $28,965   $24,832   $29,549
                                         =======   =======   =======

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

7)     Inventories

                                    December 31,
                            2002        2001       2000
                            ----        ----       ----

Raw materials            $  5,400    $  5,494    $  4,431
Work in process             5,139       5,016       5,265
Finished goods             13,065      13,065      14,106
Less-inventory reserve       (202)       (157)        (60)
                         --------    --------    --------
                         $ 23,402    $ 23,418    $ 23,742
                         ========    ========    ========

       Inventory on consignment at December 31, 2002, 2001 and 2000 was approximately $ 3,093, $2,908, and $4,083 respectively.

8)     Property, Plant and Equipment

                                  Estimated                    December 31,
                                 Useful Life            2002      2001        2000
                                 -----------            ----      ----        ----
Land                                                 $  2,058   $  1,830   $  2,202
Buildings and improvements        10-25 years          23,877     20,286     26,463
Machinery and equipment           3-10 years          113,197    103,363     92,810
Construction in process                                 3,958      1,577      6,138
                                                     --------   --------   --------
                                                      143,090    127,056    127,613
Less - accumulated depreciation                        54,891     44,286     35,920
                                                     --------   --------   --------
                                                     $ 88,199   $ 82,770   $ 91,693
                                                     ========   ========   ========

       On September 11, 2001, the Company announced the closing of its
       Walterboro, South Carolina ball manufacturing facility effective December
       2001. As a result of that closing, land and building was classified as a component of assets held for sale in the accompanying consolidated financial statements with a carrying value of $1,128 and $1,692 as of December 31, 2002 and 2001, respectively. Certain machinery and equipment assets are also held for sale with a carrying value of $1,086 and $2,656, as of December 31, 2002 and 2001, respectively.

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

9)      Debt

     a)   Short-term

     At December 31, 2000, the Company had outstanding $2,000 of unsecured notes, payable to banks bearing interest at 7.29%. The notes were repaid during 2001.

     b)   Long-term debt at December 31, 2002, 2001 and 2000 consists of the following:

                                                                                     2002            2001          2000
                                                                                 -------------   ------------  ------------

       Borrowings under a revolving credit facility bearing interest at variable rates (2.92% - 4.25% at December 31, 2002 and 3.24% -
           4.75% at December 31, 2001) due July 25, 2004                             $ 24,270         $9,805            --

       Borrowings under a revolving credit facility bearing interest at
           variable rates (7.29% at December 31, 2000) due July 25, 2003                   --             --      $ 24,698

       Reducing, revolving credit facility bearing interest at variable rates
           (2.92% at December 31, 2002 and 3.24% at December 31, 2001) payable in quarterly installments of $1,750 beginning September
           19, 2001 through July 1, 2006                                               23,878         31,500            --

       Borrowings under a Euro revolving credit facility bearing interest at
           variable rates (6.63% at December 31, 2000) due July 15, 2006                   --             --           942

       Euroterm loans bearing interest at variable rates (3.75% at December 31,
           2002 ,4.55% at December 31, 2001 and 6.63% at December 31, 2000)
           payable in quarterly installments of $2,097
           beginning March 15, 2002 through June 15, 2006                               4,987         13,356        24,875
                                                                                 -------------   ------------  ------------

             Total long-term debt                                                    $ 53,135       $ 54,661       $50,515

             Less current maturities of long-term debt                                  7,000          7,000            --
                                                                                 -------------   ------------  ------------

             Long-term debt, excluding current maturities of long-term debt          $ 46,135       $ 47,661       $50,515
                                                                                 =============   ============  ============

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

       In connection with the Euroball transaction (see Note 3) the Company and
       NN Euroball ApS, entered into a Facility Agreement with a bank to provide up to Euro 36,000 in Term Loans and Euro 5,000 in revolving credit loans.
       The Company borrowed Euro 30,500 ($28,755) under the term loan facility and Euro 1,000 ($943) under the revolving credit facility. Amounts outstanding under the Facility Agreement are secured by inventory and accounts receivable and bear interest at EURIBOR (2.87% at December 31,
       2002) plus an applicable margin between 0.8% and 2.25% based upon financial ratios. The shareholders of NN Euroball ApS have provided guarantees for the Facility Agreement. The Facility Agreement contains restrictive covenants, which specify, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain financial ratios. Euroball was in compliance with all such covenants at December
       31, 2002. Amounts outstanding under the Facility Agreement are secured by the stock, inventory and accounts receivable of NN Euroball ApS. At
       December 31, 2002, Euro 9.8 million was available to Euroball under these facilities.

       At December 31, 2000, the Company had a revolving line of credit with
       AmSouth Bank under which the Company can borrow up to $25,000.
       Outstanding borrowings bore interest at the rate of LIBOR plus 0.65% or the Federal Funds effective rate plus 1.5%, at the Company's option. The revolving line of credit was unsecured and all outstanding amounts were due July 25, 2003. In February 2001, the Company extended and restated
       the revolving credit facility to increase the facility to $50,000. The
       Company borrowed $23,000 under the facility to finance the acquisition of
       Delta Rubber Company (see note 3). Amounts outstanding under the amended revolving credit facility were unsecured and bore interest at LIBOR plus an applicable margin of between 0.65% and 2.15% based upon financial ratios. The line of credit agreement contained restrictive covenants, which specified, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain working capital requirements.

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

10)    Employee Benefit Plans

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

       Following is a summary of the changes in the projected benefit obligation for the defined benefit pension plan during 2002, 2001 and 2000:

                                                                               2002              2001            2000
                                                                          ----------------   --------------  -------------

      Change in projected benefit obligation:
          Benefit obligation at beginning of year                                  $2,390           $2,133         $1,886
          Service cost                                                                 95               77             33
          Interest cost                                                               161              116             62
          Benefits paid                                                               (6)              (5)             --
          Effect of currency translation                                              430            (196)             --
          Actuarial loss                                                             (11)              265            152
                                                                          ----------------   --------------  -------------
           Benefit obligation at December 31                                        $3,059           $2,390         $2,133
                                                                          ================   ==============  =============

                                                                                  2002              2001            2000
                                                                          ----------------   --------------  -------------

      Weighted-average assumptions as of December 31:
          Discount rate                                                              5.5%             5.5%        6.0%
          Rate of compensation increase                                       1.5% - 2.1%      1.5% - 2.1%        2.0%

                                                                                  2002              2001            2000
                                                                          ----------------   --------------  -------------

      Components of net periodic benefit cost:
          Service cost                                                               $ 95             $ 77           $ 33
          Interest cost on projected benefit obligation                               161              116             62
          Amortization of net gain                                                      9               --             --
                                                                          ----------------   -----------------------------
          Net periodic pension cost                                                  $265            $ 193           $ 95
                                                                          ================   ==============  =============

       Amounts recognized in the Consolidated Balance Sheets consist of:

                                                                                 2002               2001             2000
                                                                           --------------     --------------   --------------
          Accrued benefit liability                                               $3,059             $2,390        $ 2,133
          Accumulated other comprehensive loss, net of tax                          (81)               (53)        --
                                                                           --------------     --------------   --------------
            Net amount recognized in other non-current liabilities                $2,978             $2,337        $ 2,133
                                                                           ==============     ==============   ==============

Accumulated other comprehensive loss is shown net of tax of $47 and $31 at
December 31, 2002 and 2001, respectively.

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

11)     Stock Incentive Plan

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
                                                     Weighted-
                                                      average          Weighted-                             Weighted-
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

12)    Segment Information (Restated)

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

                               December 31, 2002                 December 31, 2001                  December 31, 2000
                      ----------------------------------- ----------------------------------------------------------------------
                        Restated
                        Domestic                          Domestic                           Domestic
                        Ball and     Restated             Ball and    Restated               Ball and   Restated
                         Roller      Euroball  Plastics    Roller     Euroball    Plastics    Roller    Euroball      Plastics
                      ----------------------------------- ---------- -----------------------------------------------------------
       Net sales            $52,634     $90,653  $49,569    $52,692     $86,719    $40,740  $  67,637      $33,988      $30,504
       Interest expense         109         923    1,419        237       1,765      2,194        385          622          766
       Depreciation &
           amortization       3,732       4,780    2,700      4,439       5,236      3,475      4,796        2,123        2,246
       Income tax
           expense            2,595       3,855        7      2,435       2,474      (815)      4,284        1,408          267
       Segment profit
           (loss)             2,272       3,313    2,175      4,498       1,962    (1,798)      8,314          775          898
       Segment assets        58,825      78,846   57,544     62,978      65,778     55,721     62,574       87,535       33,842
       Expenditures for
           long- lived
           assets             1,778       3,452    2,361      1,117       3,537      1,660      9,319        3,737        4,854

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
                                 ================  =============   ==============  =============  =============  =============

       For the years ended December 31, 2002, 2001 and 2000 sales to SKF amounted to $64,235, $62,539 and $44,647, respectively, or 33.3%, 34.7%
       and 33.8% of consolidated revenues, respectively. For the years ended
       December 31, 2002, 2001 and 2000, sales to INA/FAG amounted to $36,502,
       $36,436 and $21,107, respectively or 18.9%, 20.2% and 16.0% of consolidated revenues, respectively. None of the Company's other customers accounted for more than 5% of its net sales in 2002. Accounts receivable concentrations as of December 31, 2002, 2001 and 2000 are generally reflective of sales concentrations during the years then ended.

13)    Income Taxes (Restated)

       Total income taxes (benefits) for the years ended December 31, 2002,
       2001, and 2000 are allocated as follows:

                                                                                Year ended December 31,
                                                                   2002                   2001                   2000
                                                            -------------------    -------------------    -------------------

      Income from continuing operations:                            $  6,457               $  4,094               $  5,959
      Cumulative effect of change in accounting
          principle                                                       --                   (112)                    --
      Accumulated other comprehensive income                             (47)                   (31)                    --
                                                            -------------------    -------------------    -------------------
                                                                    $  6,410               $  3,951               $  5,959
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

                                                                                Year ended December 31,
                                                                   2002                   2001                   2000
                                                            -------------------    -------------------    -------------------
      Current:
          U.S. Federal                                              $  1,753               $  1,025               $  3,496
          State                                                          249                    146                    452
          Non-U.S.                                                     1,891                  1,627                    826
                                                            -------------------    -------------------    -------------------
                                                                    $  3,893               $  2,798               $  4,774
                                                            -------------------    -------------------    -------------------

      Deferred:
          U.S. Federal                                              $    533               $    557              $     496
          State                                                           66                     57                     63
          Non-U.S.                                                     1,965                    682                    626
                                                            -------------------    -------------------    -------------------

                    Total deferred expense                             2,564                  1,296                  1,185
                                                            -------------------    -------------------    -------------------
                                                                    $  6,457               $  4,094               $  5,959
                                                            ===================    ===================    ===================

       A reconciliation of taxes based on the U.S. federal statutory rate of 34%
       for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

                                                                                Year ended December 31,
                                                                 Restated
                                                                   2002                   2001                   2000
                                                            -------------------    -------------------    -------------------

      Income taxes at the federal statutory rate                    $  5,778               $  3,606               $  5,646
      State income taxes, net of federal benefit                         208                    134                    340
      Foreign sales corporation benefit, net of
          liability                                                       --                    (95)                  (183)
      Non-US earnings taxed at different rates                           624                    395                    337
      Other, net                                                        (153)                    54                   (181)
                                                            -------------------    -------------------    -------------------
                                                                    $  6,457               $  4,094               $  5,959
                                                            ===================    ===================    ===================

                                                                       Continued
                                       52

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

       The tax effects of the temporary differences are as follows:

                                                                                Year ended December 31,

                                                                     2002                   2001               2000
                                                              -------------------    -------------------  ----------------

       Deferred income tax liability
           Tax in excess of book depreciation                         $  7,523               $  6,360               $5,050
           Duty drawback receivable                                         48                     37                   69
           Goodwill                                                      1,582                    688                  210
           Flow through loss from pass through entity                      437                     81                   --
           Other deferred tax liabilities                                   48                     31                  123
                                                              -------------------    -------------------  ----------------

             Gross deferred income tax liability                      $  9,638               $  7,197             $  5,452
                                                              -------------------    -------------------  ----------------

       Deferred income tax assets
           Inventories                                                     351                    337                  182
           Allowance for bad debts                                         710                    632                  279
           Vacation accrual                                                244                    264                  287
           Health insurance accrual                                        139                    103                   83
           Other working capital accruals                                  235                    358                  230
           Euroball net operating loss carryforward                         25                    133                   --
                                                              -------------------    -------------------  ----------------
             Gross deferred income tax assets                            1,704                  1,827                1,061
                                                              -------------------    -------------------  ----------------
           Net deferred income tax liability                          $  7,934               $  5,370             $  4,391
                                                              ===================    ===================  ================

       Deferred income tax expense differs from the change in the net deferred income tax liability due to the following:

                                                                   2002          2001           2000
                                                               -------------  ------------   ------------

       Change in net deferred income tax liability                  $ 2,564         $  979        $ 1,780
       Other comprehensive income adjustment                             16             31             --
       Cumulative effect of a change in accounting principle             --            112             --
       Acquisition of deferred tax asset (liability)
           recorded  under purchase accounting                           --            229           (595)
       Effect of currency translation and other                         (16)           (55)            --
                                                               -------------  ------------   ------------

                     Deferred income tax expense                     $ 2,564      $  1,296       $  1,185
                                                               =============  ============   ============

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

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

14)      Reconciliation of Net Income Per Share (Restated)

                                                                         Year ended December 31,
                                                             Restated
                                                               2002               2001                2000
                                                         -----------------  ------------------  ------------------
       Net income                                                $  7,760           $  4,662            $  9,987

       Weighted average shares outstanding                         15,343             15,259              15,247
       Effective of dilutive stock options                            371                281                 284
                                                         -----------------  ------------------  ------------------
       Dilutive shares outstanding                                 15,714             15,540              15,531

       Basic net income per share                              $     0.51           $   0.31           $    0.66
                                                         =================  ==================  ==================
       Diluted net income per share                            $     0.49           $   0.30           $    0.64
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

15)      Commitments and Contingencies

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
       The Company anticipates that, if necessary, the grant agreement measurement date and /or employment level thresholds would again be adjusted. As of December 31, 2002, 2001 and 2000, the grant is recorded as a component of other non-current liabilities in the amount of $506,
       $497, and $578 respectively.

       The Euroball Segment has entered into a supply contract with Ascometal
       France ("Ascometal") for the purchase of steel for ball production. The contract terms specify that Ascometal provide Euroball 90%, 90%, 85% and
       85% of its

                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

       steel requirements for the years ending December 31, 2002,
       2003, 2004 and 2005, respectively. The contract, among other things, stipulates that Ascometal achieve certain performance targets related to quality, reliability and service. The contract provisions include annual price adjustments based upon published indexes in addition to annual productivity improvement factor multiples. In 2002 Euroball purchased approximately $19,600 under the terms of this contract. Annual purchase commitments for the remaining term of the contract are approximately
       $21,600, $19,900 and $20,700 for 2003, 2004 and 2005, respectively. The contract expires December 31, 2005, however, is automatically renewed for one year periods thereafter unless notice is provided by either Euroball or Ascometal.

       Beginning in January 2003, SKF may exercise its right under The
       Shareholders Agreement to cause the Company to purchase its interest in
       Euroball based on the Put Formula in the Shareholders Agreement. The
       Company anticipates that if such purchase becomes necessary, it may need to borrow additional funds. Because the purchase price is based on a Euro based formula using Euroball's historical cash flow and earnings, the exact amount of the put cannot be determined until the put right is exercised. However, if exercised at December 31, 2002, the purchase price would have been approximately $14,000 versus minority interest in consolidated subsidiaries of $12,285.

16)      Quarterly Results of Operations (Unaudited) (Restated)

       The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001.

                                    Year ended December 31, 2002
                                                             Restated
                               March 31   June 30  Sept. 30   Dec. 31
                               --------   -------  --------   -------
Net sales                       $47,200   $49,186   $47,451   $49,019
Gross profit                     11,668    13,047    11,820    12,047
Net income                        1,848     2,409     2,119     1,384(1)
Basic net income per share         0.12      0.16      0.14      0.09(1)
Dilutive net income per share      0.12      0.15      0.14      0.09(1)
Weighted average shares
    outstanding:
    Basic number of shares       15,341    15,359    15,368    15,368
    Effect of dilutive stock
      options                       394       509       280       341
                                -------   -------   -------   -------
Diluted number of shares         15,735    15,868    15,648    15,709
                                =======   =======   =======   =======

                                           Year ended December 31, 2001
                                    March 31   June 30   Sept. 30     Dec. 31
                                    --------   -------   --------     -------
Net sales                           $ 50,227   $ 47,350   $ 42,576   $ 39,998
Gross profit                          12,043     12,030      9,687      9,170
Net income (loss)                      1,448      3,506        744     (1,036)
Basic net income (loss) per share       0.10       0.23       0.05      (0.07)
Dilutive net income (loss) per
    share                               0.09       0.23       0.05      (0.07)
Weighted average shares
    outstanding:
    Basic number of shares            15,247     15,253     15,286     15,302
    Effect of dilutive stock
      options                            149        279        298        377
                                    --------   --------   --------   --------
Diluted number of shares              15,396     15,532     15,584     15,679
                                    ========   ========   ========   ========

      (1)  Restated from originally reported amounts of $7,288, $0.47 and $0.46 for net income, basic net income per share and diluted income per share, respectively. See Note 1.

       Fourth quarter results in 2002 include a pre-tax charge of $1,199 ($767 after-tax) related to asset write downs on the Company's Walterboro, SC production facility.

                                                                       Continued
                                       55

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

17)    Fair Value of Financial Instruments

       Management believes the fair value of financial instruments approximate their carrying value due to the short maturity of these instruments or in the case of the Company's notes receivable and debt, due to the variable interest rates.

18)    Involuntary Conversion

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

19)    Related Party Transactions

       The minority shareholder of NN Euroball ApS, SKF, is a significant customer of the Company. For the years ended December 31, 2002, 2001 and
       2000 sales to SKF amounted to $64,235, $62,539 and $44,647, respectively.
       At December 31, 2002, 2001 and 2000 accounts receivable from SKF amounted to $9,768, $ 7,534 and $3,320, respectively.

       In connection with the Euroball transaction described in note 3, SKF provided administrative services to NN Euroball ApS. Charges for these services amounted to approximately $1,768, $1,700 and $864 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31,
       2002, 2001 and 2000, amounts payable to SKF amounted to $773, $522 and
       $1,173, respectively.

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

20)    Accumulated Other Comprehensive Income (Restated)

       For the years ended December 31, 2002, 2001 and 2000, the Company included in accumulated other comprehensive loss an unrealized loss due to foreign currency translation of ($1,606), ($5,369) and ($1,526), respectively. Income taxes on the foreign currency translation adjustment in other comprehensive income (loss) were not recognized because the earnings are intended to be indefinitely reinvested in those operations.
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

Item 13. Related Party Relationships

         None.

Item 14. Controls and Procedures

         a) As of December 31, 2002, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act
of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer,
concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange
Act filings.

         b) There have been no changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

                                     Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) List of Documents Filed as Part of this Report

     1. Financial Statements
         The financial statements of the Company filed as part of this Annual
Report on Form 10-K/A begin on the following pages hereof:

                                                                                                               Page

         Report of Independent Auditors for the years ended December 31, 2002, December 31, 2001 and
         December 31, 2000......................................................................................28

         Consolidated Balance Sheets at December 31, 2002, 2001 and 2000 (Restated).............................29

         Consolidated Statements of Income and Comprehensive Income for the Three Years
         ended December 31, 2002 (Restated).....................................................................30

         Consolidated Statements of Changes in Stockholders' Equity for the Three Years

     2. Financial Statement Schedules

         Not applicable.

     3. See Index to Exhibits (attached hereto)

(b) Reports on Form 8-K

         The Company filed a Form 8-K on November 1, 2002 announcing its third quarter earnings.

         The Company filed a Form 8-K on November 5, 2002 announcing its payment of a regular quarterly cash dividend.

         The Company filed a Form 8-K on December 9, 2002 announcing its intention to acquire SKF's manufacturing operation in Veenendaal, The
         Netherlands.

         The Company filed a Form 8-K on December 20, 2002 announcing it purchased FAG Kugelfischer George-Schaefer AG's interest in NN
         Euroball, ApS, a joint venture company.

(c) Exhibits: See Index to Exhibits (attached hereto).

         The Company will provide without charge to any person, upon the written request of such person, a copy of any of the Exhibits to this Form
         10-K/A.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   By:   /S/ RODERICK R. BATY
                                      --------------------------------
                                         Roderick R. Baty
                                       Chairman and Director

                                         Dated: January 30, 2004

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

               Name and Signature                                    Title                           Date
               ------------------                                    -----                           ----

                                                   Chairman, Chief Executive Officer,
                                                     President and Director (Principal
              /S/ RODERICK R. BATY                   Executive Officer)                       January 30, 2004
--------------------------------------------------
                Roderick R. Baty
                                                   Treasurer, Secretary and Chief
                                                     Administrative Officer (Principal
            /S/ WILLIAM C. KELLY, JR.                Accounting Officer)                      January 30, 2004
--------------------------------------------------
              William C. Kelly, Jr.
                                                   Vice President - Corporate Development
                                                     and Chief Financial Officer (Principal
              /S/ DAVID L. DYCKMAN                   Financial Officer)                       January 30, 2004
--------------------------------------------------
                David L. Dyckman

               /S/ MICHAEL D. HUFF                 Director                                   January 30, 2004
--------------------------------------------------
                 Michael D. Huff

                                                   Director                                   January 30, 2004
--------------------------------------------------
                G. Ronald Morris

              /S/ MICHAEL E. WERNER                Director                                   January 30, 2004
--------------------------------------------------
                Michael E. Werner

              /S/ STEVEN T. WARSHAW                Director                                   January 30, 2004
--------------------------------------------------
                Steven T. Warshaw

              /S/ JAMES L. EARSLEY                 Director                                   January 30, 2004
--------------------------------------------------
                James L. Earsley

            /S/ ROBERT M. AIKEN, JR..              Director                                   January 30, 2004
--------------------------------------------------
              Robert M. Aiken, Jr.

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

          10.6 Form of Indemnification Agreement (incorporated by reference to
          Exhibit 10.6 of the Company's Registration Statement No. 333-89950 on
          Form S-3/A filed July 15, 2002)

          10.7 Credit Agreement dated as of July 20, 2001 among NN, Inc., as the
          Borrower, the Lenders identified therein, Bank One, Kentucky, NA, as
          Co-Agent and AmSouth Bank, as Administrative Agent (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement No.
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
          2002 between the Company and Roderick R. Baty (incorporated by
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

          10.20 Change of Control and Noncompetition Agreement dated January 21,
          2002 between the Company and Robert R. Sams (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed
          March 29, 2002)*

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
          filed March 29, 2002)*

          10.26. Frame Supply Agreement between Euroball S.p.A., Kugelfertigung
          Eltmann GmbH, NN Euroball Ireland Ltd. and Ascometal effective January
          1, 2002 (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2.
          We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange
          Commission," as indicated throughout the document with an asterisk in brackets ([*])).

          21.1 List of Subsidiaries of the Company.

          23.1 Consent of KPMG, LLP, Independent Auditors

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act

--------------
*        Management contract or compensatory plan or arrangement.

