Form 10-Q/A
period 2003-03-31
NN INC
filed 2004-01-30
CIK 918541

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                                    NN, Inc.
                                     INDEX

                                                                        Page No.
Explanatory Statement                                                      2

Part I. Financial Information

Item 1.  Financial Statements:

         Consolidated Statements of Income and Comprehensive Income
          for the three months ended March 31, 2003 and 2002
          (unaudited) (restated)                                           3

         Condensed Consolidated Balance Sheets at March 31, 2003 and
          December 31, 2002 (unaudited) (restated)                         4

         Consolidated Statements of Changes in Stockholders' Equity for
          the three months ended March 31, 2003 and 2002 (restated)        5

         Consolidated Statements of Cash Flows for the three months
          ended March 31, 2003 and 2002                                    6

         Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        25

Item 4.  Controls and Procedures                                           26

Part II. Other Information

Item 1.  Legal Proceedings                                                 27

Item 2.  Exhibits and Reports on Form 8-K                                  27

    Signatures                                                             28

                              Explanatory Statement

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form
10-Q for the fiscal quarter ended March 31, 2003 and 2002, and is being filed solely to amend the financial reporting of certain transactions related to the formation of NN Euroball, ApS ("Euroball") on July 31, 2000, and the subsequent purchase on December 20, 2002 of the 23% interest in Euroball held by FAG
Kugelfischer George Schaefer AG, which was subsequently acquired by INA -
Schaeffler KG (collectively, "INA/FAG"). These restatements had no material effect on the Company's reported net sales, gross profit, income from operations, net income, earnings per share or cash flows for the three month periods ended March 31, 2003 and 2002.

We have revised the valuation of the original purchase price associated with the formation of Euroball in July 2000. This revision resulted in a reduction of goodwill of approximately 4.1 million Euro ($3.8 million). Further, we have increased stockholders' equity by approximately 10.0 million Euro ($9.3 million)
to reflect the amount by which the Company's proportionate interest in Euroball exceeded the book value of the net assets exchanged by the Company. As a result of these two adjustments, minority interest in consolidated subsidiaries has been reduced by approximately $8.0 million and $7.4 million at March 31, 2003 and December 31, 2002, respectively, goodwill has been reduced $4.5 million and
$4.3 million at March 31, 2003 and December 31, 2002, respectively, and paid-in-capital increased $9.3 million at March 31, 2003 and December 31, 2002, respectively, from amounts previously reported. Comprehensive income has also been restated for the foreign currency translation effects of these adjustments.

In the previously issued December 31, 2002 Consolidated Financial Statements, when the Company acquired the 23% interest in Euroball held by INA/FAG in
December 2002, the excess of minority interest in consolidated subsidiaries over the December 2002 purchase price was recorded as a non-taxable gain in the amount of approximately $5.9 million in the fourth quarter of 2002. As restated
in the accompanying Consolidated Financial Statements, the non-taxable gain has been excluded and the excess of the purchase price over the fair value of
INA/FAG's 23% interest in the net assets of Euroball was allocated to goodwill.
The resulting impact to the Consolidated Financial Statements is an increase to goodwill of approximately $1.5 million and a decrease in retained earnings of approximately $5.9 million at December 31, 2002 and March 31, 2003.

Additionally, the Company has reclassified minority interest in consolidated subsidiaries from a component of total liabilities to a separate line item in the Condensed Consolidated Balance Sheets at March 31, 2003 and December 31,
2002.

Items amended include Item 1 and Item 2. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and
Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications. Other than those described in Note 1 to the
Consolidated Financial Statements, no other material changes have been made to this Quarterly Report on Form 10-Q/A. This Form 10-Q/A does not modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above.

                          PART I. FINANCIAL INFORMATION

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                      Restated          Restated
Thousands of Dollars, Except Per Share Data             2003              2002
--------------------------------------------------------------------------------
Net sales                                               $57,609          $47,200
Cost of goods sold                                       42,743           35,532
                                                  -------------    -------------
  Gross profit                                           14,866           11,668

Selling, general and administrative                       4,632            4,459
Depreciation and amortization                             3,079            2,796
Restructuring costs                                          --               78
                                                  -------------    -------------
Income from operations                                    7,155            4,335

Interest expense, net                                       513              669
Other income                                                (7)            (355)
                                                  -------------    -------------
Income before provision for income taxes                  6,649            4,021
Provision for income taxes                                2,472            1,505
Minority interest of consolidated subsidiaries              534              668
                                                  -------------    -------------
  Net income                                              3,643            1,848
Other comprehensive income (loss):
  Foreign currency translation                            1,798            (194)
                                                  -------------    -------------
  Comprehensive income                                  $ 5,441          $ 1,654
                                                  =============    =============

Basic income per common share:                           $ 0.24           $ 0.12
                                                  =============    =============

  Weighted average shares outstanding                    15,378           15,341
                                                  =============    =============

Diluted income per common share:                         $ 0.23           $ 0.12
                                                  =============    =============

  Weighted average shares outstanding                    15,574           15,735
                                                  =============    =============

                            See accompanying notes.

                                    NN, Inc.
                      Condensed Consolidated Balance Sheets

                                                   Restated         Restated
                                                   March 31,       December 31,
                                                     2003             2002
Thousands of Dollars                              (Unaudited)
--------------------------------------------------------------------------------

Assets
Current assets:
  Cash and cash equivalents                            $ 3,228          $ 5,144
  Accounts receivable, net                              39,091           28,965
  Inventories, net                                      25,594           23,402
  Other current assets                                   5,375            3,901
                                                 --------------   --------------
    Total current assets                                73,288           61,412

Property, plant and equipment, net                      89,537           88,199
Assets held for sale                                     1,939            2,214
Goodwill, net                                           39,715           39,374
Other assets                                             4,657            4,016
                                                 --------------   --------------
     Total assets                                    $ 209,136        $ 195,215
                                                 ==============   ==============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                    $ 24,565         $ 22,983
  Bank overdraft                                         2,812               37
  Accrued salaries & wages                               6,579            6,354
  Income taxes payable                                   3,014              620
  Payable to affiliates                                    259              566
  Current maturities of long-term debt                   7,000            7,000
  Other current liabilities                              4,166            2,674
                                                 --------------   --------------
     Total current liabilities                          48,395           40,234

Non-current deferred tax liability                       9,479            9,334
Long-term debt                                          46,236           46,135
Accrued pension and other                                9,840            9,319
                                                 --------------   --------------
     Total liabilities                                 113,950          105,022

Minority interest in consolidated subsidiaries          12,988           12,285
                                                 --------------   --------------

Total stockholders' equity                              82,198           77,908
                                                 --------------   --------------

Total liabilities and stockholders' equity            $209,136         $195,215
                                                 ==============   ==============

                             See accompanying notes.

                                    NN, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                             (Unaudited) (Restated)

                                       Common Stock                               Accumulated
                                                         Additional                  Other
                                      Number     Par      paid in      Retained  Comprehensive
Thousands of Dollars                of Shares   value     capital      Earnings  Income (Loss)     Total
----------------------------------------------------------------------------------------------------------
Balance, January 1, 2002, Restated    15,317     $154     $ 40,111     $ 36,139     $ (5,422)     $70,982
   Shares issued                          24       --          148           --            --         148
   Net income                             --       --           --        1,848            --       1,848
   Dividends declared                     --       --           --      (1,227)            --     (1,227)
    Other comprehensive loss              --       --           --           --         (194)       (194)
                                    ---------  -------  -----------  -----------  ------------  ----------
Balance, March 31, 2002, Restated     15,341     $154     $ 40,259     $ 36,760     $ (5,616)     $71,557
                                    =========  =======  ===========  ===========  ============  ==========

Balance, January 1, 2003, Restated    15,370     $154     $ 40,457     $ 38,984     $ (1,687)     $77,908
  Shares issued                           11        1           78           --            --          79
  Net income                              --       --           --        3,643            --       3,643
  Dividends declared                      --       --           --      (1,230)            --     (1,230)
  Other comprehensive income              --       --           --           --         1,798       1,798
                                    ---------  -------   ----------  -----------  ------------  ----------
Balance, March 31, 2003, Restated     15,381     $155     $ 40,535     $ 41,397        $  111    $ 82,198
                                    =========  =======   ==========  ===========  ============  ==========

                             See accompanying notes.

                                    NN, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
Thousands of Dollars                                          2003       2002
--------------------------------------------------------------------------------
Operating Activities:
  Net income                                                $ 3,643     $ 1,848
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
   Depreciation and amortization                              3,079       2,796
   Minority interest in consolidated subsidiary                 534         668
   Restructuring costs                                           --          78
   Changes in operating assets and liabilities:
     Accounts receivable                                    (9,416)     (5,996)
     Inventories                                            (1,833)       1,578
     Other current assets                                     (398)       (558)
     Other assets                                           (1,477)           2
     Accounts payable                                           403     (1,371)
     Income taxes payable                                     3,014       1,421
     Other liabilities                                        (361)         600
                                                         -----------  ----------
       Net cash provided (used) by operating activities     (2,812)       1,066
                                                         -----------  ----------

Investing Activities:
 Acquisition of property, plant, and equipment              (2,071)       (849)
                                                         -----------  ----------
       Net cash used by investing activities                (2,071)       (849)
                                                         -----------  ----------

Financing Activities:
 Proceeds from long-term debt                                    --       1,710
 Bank overdraft                                               2,775         495
 Repayment of long-term debt                                   (83)     (2,132)
 Proceeds from issuance of stock                                 79         148
 Dividends paid                                                  --     (1,227)
                                                         -----------  ----------
       Net cash provided (used) by financing activities       2,771     (1,006)
                                                         -----------  ----------

Effect of exchange rate changes                                 196        (31)

Net Change in Cash and Cash Equivalents                     (1,916)       (820)
Cash and Cash Equivalents at Beginning of Period              5,144       3,024
                                                         -----------  ----------
Cash and Cash Equivalents at End of Period                  $ 3,228     $ 2,204
                                                         ===========  ==========

                             See accompanying notes.

                                    NN, Inc.
                   Notes To Consolidated Financial Statements

Note 1.  Restatement

The Company has restated its Consolidated Financial Statements for the fiscal quarter ended March 31, 2003 and 2002, solely to amend the financial reporting of certain transactions related to the formation of NN Euroball, ApS
("Euroball") on July 31, 2000, and the subsequent purchase on December 20, 2002 of the 23% interest in Euroball held by FAG Kugelfischer George Schaefer AG, which was subsequently acquired by INA - Schaeffler KG (collectively,
"INA/FAG"). These restatements had no material effect on the Company's reported net sales, gross profit, income from operations, net income, earnings per share or cash flows for the three month periods ended March 31, 2003 and 2002.

We have revised the valuation of the original purchase price associated with the formation of Euroball in July 2000. This revision resulted in a reduction of goodwill of approximately $4,108 Euro ($3,792). Further, we have increased stockholders' equity by approximately 10,044 Euro ($9,270) to reflect the amount by which the Company's proportionate interest in Euroball exceeded the book value of the net assets exchanged by the Company. As a result of these two adjustments, minority interest in consolidated subsidiaries has been reduced by approximately $7,999 and $7,421 at March 31, 2003 and December 31, 2002,
respectively, goodwill has been reduced $4,476 and $4,308 at March 31, 2003 and
December 31, 2002, respectively, and paid-in-capital increased $9,270 at March
31, 2003 and December 31, 2002, respectively, from amounts previously reported.
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
amount of approximately $5,904 in the fourth quarter of 2002. As restated in the accompanying Consolidated Financial Statements, the non-taxable gain has been excluded and the excess of the purchase price over the fair value of INA/FAG's
23% interest in the net assets of Euroball was allocated to goodwill. The resulting impact to the Consolidated Financial Statements is an increase to goodwill of approximately $1,517 and a decrease in retained earnings of approximately $5,904 at December 31, 2002 and March 31, 2003, and reversal of the previously recorded $5,904 gain in the Consolidated Statement of Income and
Comprehensive Income for the year ended December 31, 2002.

Additionally, the Company has reclassified minority interest in consolidated subsidiaries from a component of total liabilities to a separate line item in the Condensed Consolidated Balance Sheets at March 31, 2003 and December 31,
2002.

Items amended include Item 1 and Item 2. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and
Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications. Other than those described in Note 1 to the
Consolidated Financial Statements, no other material changes have been made to this Quarterly Report on Form 10-Q. This Form 10-Q/A does not modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above.

Effect on selected Consolidated Financial Statement data at December 31, 2002, and at March 31, 2003, March 31, 2002 and for the three month periods then ended.

                    Selected Consolidated Balance Sheet Data
                                 March 31, 2003
                                 (In thousands)
                                                   As Previously
                                                     Reported      As Restated
                                                  --------------- --------------
  Goodwill                                            $ 42,675       $ 39,715
  Total assets                                         212,096        209,136
  Total liabilities                                    134,937        113,950
  Minority interest in consolidated subsidiaries        20,987         12,988
  Additional paid-in capital                            31,265         40,535
  Retained earnings                                     47,301         41,397
  Accumulated other comprehensive (loss) income        (1,562)            111
  Total stockholders' equity                            77,159         82,198
  Total liabilities and stockholders' equity           212,096        209,136

                    Selected Consolidated Balance Sheet Data
                                December 31, 2002
                                 (In thousands)
                                                   As Previously
                                                     Reported      As Restated
                                                  --------------- --------------
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

     Selected Consolidated Statement of Income and Comprehensive Income Data
                        Three months ended March 31, 2003
                                 (In thousands)

                                                   As Previously
                                                     Reported      As Restated
                                                  --------------- --------------
Foreign currency translation                           $ 1,388        $ 1,798
Comprehensive income                                     5,031          5,441

     Selected Consolidated Statement of Income and Comprehensive Income Data
                        Three months ended March 31, 2002
                                 (In thousands)

                                                   As Previously
                                                     Reported      As Restated
                                                  --------------- --------------
Foreign currency translation                           $  (80)       $  (194)
Comprehensive income                                     1,768          1,654

Note 2.  Interim Financial Statements

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q/A. These Condensed, Consolidated,
Unaudited Financial Statements should be read in conjunction with our audited
Consolidated Financial Statements and the Notes thereto included in our most recent report on Form 10-K/A, as amended, which we filed with the Commission on
January 30, 2004.

The results for the first quarter of 2003 are not necessarily indicative of future results.

Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

Note 3.  Derivative Financial Instruments

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

Note 4.  Inventories

Inventories are stated at the lower of cost or market. Cost is being determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                                          March 31,    Dec. 31,
                                                            2003         2002
                                                         (Unaudited)
                                                         -----------  ----------
Raw materials                                               $ 5,864      $ 5,400
Work in process                                               5,522        5,139
Finished goods                                               14,468       13,065
Less inventory reserves                                       (260)        (202)
                                                         ----------   ----------
                                                            $25,594      $23,402
                                                         ==========   ==========

Inventories on consignment at customer locations as of March 31, 2003 and
December 31, 2002 were $2,458 and $3,093, respectively.

Note 5.  Net Income Per Share

                                                            Three Months Ended
                                                                 March 31,
Thousands of Dollars, Except Share and Per Share Data        2003        2002
                                                         ----------   ----------
Net income                                                  $ 3,643      $ 1,848
Adjustments to net income                                        --           --
                                                         ----------   ----------
   Net income                                               $ 3,643      $ 1,848
                                                         ==========   ==========

Weighted average basic shares                            15,378,313   15,340,806
Effect of dilutive stock options                            195,881      393,904
                                                         ----------   ----------
Weighted average dilutive shares                         15,574,194   15,734,710
                                                         ==========   ==========

Basic net income per share                                  $  0.24      $  0.12
                                                         ==========   ==========
Diluted net income per share                                $  0.23      $  0.12
                                                         ==========   ==========

Excluded from the shares outstanding for each of the three month periods ended
March 31, 2003 and 2002 were 39,800 and 0 antidilutive options, respectively, which had exercise prices ranging from $9.75 to $10.26 as of March 31, 2003.

Note 6.  Segment Information (Restated)

During 2003 and 2002, the Company's reportable segments are based on differences in product lines and geographic locations and are divided among Domestic Ball and Roller, European operations ("Euroball") and Plastic and Rubber Components.
The Domestic Ball and Roller Segment is comprised of two manufacturing facilities in the eastern United States. The Euroball Segment was acquired in
July 2000 and is comprised of manufacturing facilities located in Kilkenny,
Ireland, Eltmann, Germany and Pinerolo, Italy. All of the facilities in the
Domestic Ball and Roller and Euroball Segment are engaged in the production of precision balls and rollers used primarily in the bearing industry. The Plastic and Rubber Components Segment is comprised of the Industrial Molding Corporation
("IMC") business, located in Lubbock, Texas, which was acquired in July 1999, NN
Arte ("Arte") formed in August of 2000, located in Guadalajara, Mexico and The
Delta Rubber Company ("Delta") business, located in Danielson, Connecticut, which was acquired in February 2001. IMC and Arte are engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, fiber optic and consumer hardware markets. Delta is engaged principally in the production of engineered bearing seals used principally in automotive, industrial, agricultural, mining and aerospace applications. The
Plastic and Rubber Components Segment's name has been changed from the Plastics
Segment effective with this quarterly report on Form 10-Q/A. The businesses and methods of calculation comprising this segment have not changed.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies in the December 31, 2002 Form 10-K/A including those policies as discussed in Note 2. The Company evaluates segment performance based on profit or loss from operations before income taxes and minority interest not including nonrecurring gains and losses. The Company accounts for inter-segment sales and transfers at current market prices;
however, the Company did not have any material inter-segment transactions during the three month periods ended March 31, 2003 and 2002.

                                             Three Months Ended March 31,
                                       2003                |               2002
                         Domestic             Plastic and  |  Domestic             Plastic and
                          Ball &    Restated     Rubber    |   Ball &    Restated     Rubber
Thousands of Dollars      Roller    Euroball   Components  |   Roller    Euroball   Components
-----------------------------------------------------------|----------------------------------
Revenues from external                                     |
customers                $ 14,249   $ 28,835    $ 14,525   |  $ 13,203   $ 21,725   $ 12,272
Segment pretax profit       1,980      3,729         940   |       998      2,351        672
Segment assets             61,435     87,721      59,980   |    65,982     62,800     57,026

Note 7.  Acquisitions and Joint Ventures

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
SKF has the right, beginning January 1, 2003 to require us to purchase its interest in Euroball, based on a formula price detailed in the Euroball
Shareholder Agreement. On May 2, 2003, we acquired the 23 percent interest in
Euroball held by SKF, see Note 11.

On April 1, 2003, we exercised our call right and purchased the remaining 49 percent interest in NN Mexico, LLC. Based on the purchase price formula contained in the principal agreement between the parties, the purchase price for such interest was zero.

Note 8.  Restructuring Charges

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

Note 9.  New Accounting Pronouncements

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

The Company completed the transitional goodwill impairment reviews required by the new standards during the first six months of 2002 and the annually required goodwill impairment review during the fourth quarter of 2002. In performing the impairment reviews, the Company estimated the fair values of the reporting units using a method that incorporates valuations derived from EBITDA multiples based upon market multiples and recent capital market transactions and also incorporates valuations determined by each segment's discounted future cash flows. As of January 1, 2002, the transition date and as of October 1, 2002, the most recent annual review date, there was no impairment to goodwill as the fair values exceeded the carrying values of the reporting units. As of March 31,
2003, the carrying amounts of goodwill by reporting units are as follows: $26.1 million for the Plastics and Rubber Components Segment and $13.6 million for the
Euroball Segment. Since December 31, 2002, the increase in goodwill of $0.3 million is principally due to foreign currency translation adjustments at the
Euroball Segment.

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

                                                           Three months ended
                                                                March 31,
                                                            2003        2002
                                                          --------    --------
    Net income - as reported                               $3,643      $1,848
      Stock based compensation costs, net of income
       tax, included in net income as reported                 --          --
      Stock based compensation costs, net of income
       tax, that would have been included in net
       income if the fair value method had been
       applied                                                 10          14
                                                          --------    --------
   Net income - proforma                                   $3,633      $1,834
                                                          ========    ========

   Earnings per share - as reported                        $ 0.24      $ 0.12
      Stock based compensation costs, net of income
       tax, included in net income as reported                 --          --
      Stock based compensation costs, net of income
       tax, that would have been included in net
       income if the fair value method had been applied        --          --
                                                          --------    --------
   Earnings per share - proforma                           $ 0.24      $ 0.12
                                                          ========    ========

   Earnings per share-assuming dilution - as reported      $ 0.23      $ 0.12
      Stock based compensation costs, net of income tax,
       included in net income as reported                      --          --
      Stock based compensation costs, net of income tax,
       that would have been included in net income if
       the fair value method had been applied                  --          --
                                                          --------    --------
   Earnings per share - assuming dilution-proforma         $ 0.23      $ 0.12
                                                          ========    ========

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
11.

In connection with the Euroball transaction the Company and NN Euroball ApS, entered into a Facility Agreement with a bank to provide up to Euro 36 million in Term Loans and Euro 5 million in revolving credit loans. The Company borrowed
Euro 30.5 million ($28.8 million) under the term loan facility and Euro 1.0 million ($0.9 million) under the revolving credit facility. Amounts outstanding under the Facility Agreement were secured by inventory and accounts receivable and bear interest at EURIBOR (2.52% at March 31, 2003) plus an applicable margin between 0.8% and 2.25% based upon financial ratios. The shareholders of NN
Euroball ApS have provided guarantees for the Facility Agreement. Euroball was in compliance with all loan covenants at March 31, 2003. Amounts outstanding under the Facility Agreement are secured by the stock of certain subsidiaries, inventory and accounts receivable of NN Euroball ApS. In connection with the new
$90 million syndicated credit facility entered into on May 1, 2003 this credit facility was repaid, see Note 11.

Note 11.  Subsequent Events

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

In connection with the acquisition of SKF's operations in Veenendaal, The
Netherlands, SKF purchased 700,000 shares of our common stock from us for an aggregate purchase price of approximately $6.2 million which was applied to the purchase of SKF's Veenendaal, The Netherlands operations.

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
(including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in the
Company's business. The agreement is un-collateralized except for the pledge of stock of certain foreign subsidiaries.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

The Company has restated its Consolidated Financial Statements for the fiscal quarter ended March 31, 2003 and 2002, solely to amend the financial reporting of certain transactions related to the formation of NN Euroball, ApS
("Euroball") on July 31, 2000, and the subsequent purchase on December 20, 2002 of the 23% interest in Euroball held by FAG Kugelfischer George Schaefer AG, which was subsequently acquired by INA - Schaeffler KG (collectively,
"INA/FAG"). These restatements had no material effect on the Company's reported net sales, gross profit, income from operations, net income, earnings per share or cash flows for the three month periods ended March 31, 2003 and 2002.

We have revised the valuation of the original purchase price associated with the formation of Euroball in July 2000. This revision resulted in a reduction of goodwill of approximately 4.1 million Euro ($3.8 million). Further, we have increased stockholders' equity by approximately 10.0 million Euro ($9.3 million)
to reflect the amount by which the Company's proportionate interest in Euroball exceeded the book value of the net assets exchanged by the Company. As a result of these two adjustments, minority interest in consolidated subsidiaries has been reduced by approximately $8.0 million and $7.4 million at March 31, 2003 and December 31, 2002, respectively, goodwill has been reduced $4.5 million and
$4.3 million at March 31, 2003 and December 31, 2002, respectively, and paid-in-capital increased $9.3 million at March 31, 2003 and December 31, 2002, respectively, from amounts previously reported. Comprehensive income has also been restated for the foreign currency translation effects of these adjustments.

In the previously issued December 31, 2002 Consolidated Financial Statements, when the Company acquired the 23% interest in Euroball held by INA/FAG in
December 2002, the excess of minority interest in consolidated subsidiaries over the December 2002 purchase price was recorded as a non-taxable gain in the amount of approximately $5.9 million in the fourth quarter of 2002. As restated
in the accompanying Consolidated Financial Statements, the non-taxable gain has been excluded and the excess of the purchase price over the fair value of
INA/FAG's 23% interest in the net assets of Euroball was allocated to goodwill.
The resulting impact to the Consolidated Financial Statements is an increase to goodwill of approximately $1.5 million and a decrease in retained earnings of approximately $5.9 million at December 31, 2002 and March 31, 2003.

Additionally, the Company has reclassified minority interest in consolidated subsidiaries from a component of total liabilities to a separate line item in the Condensed Consolidated Balance Sheets at March 31, 2003 and December 31,
2002.

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

In connection with the acquisition of SKF's operations in Veenendaal, The
Netherlands, SKF purchased 700,000 shares of our common stock from us for an aggregate purchase price of approximately $6.2 million which was applied to the purchase of SKF's Veenendaal, The Netherlands operations.

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
business. The agreement is un-collateralized except for the pledge of stock of certain foreign subsidiaries.

Liquidity and Capital Resources

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
business. The agreement is un-collateralized except for the pledge of stock of certain foreign subsidiaries.

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

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgment underlying them, are disclosed in the December 31, 2002 Form 10-K, as amended, including those policies as discussed in Note 2. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding the
Company's business operations, financial condition and results of operations.
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

You should carefully consider the following risks and uncertainties, and all other information contained in or incorporated by reference in this quarterly report on Form 10-Q/A, as amended, before making an investment in our common stock. Any of the following risks could have a material adverse effect on our business, financial condition or operating results. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

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

Item 4.    Controls and Procedures

     a)   As of March 31, 2003, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial
          Officer, of the effectiveness of the design and operation of the
          Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the "Exchange
          Act"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company
          (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

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

                                                        NN, Inc.
                                         ---------------------------------------
                                                      (Registrant)

Date:    January 30, 2004                         /s/ Roderick R. Baty
     ------------------------            ---------------------------------------
                                                    Roderick R. Baty,
                                                 Chairman, President and
                                                 Chief Executive Officer
                                                (Duly Authorized Officer)

Date:    January 30, 2004                          /s/ David L. Dyckman
     ------------------------            ---------------------------------------
                                                     David L. Dyckman
                                          Vice President - Corporate Development
                                                  Chief Financial Officer
                                               (Principal Financial Officer)
                                                 (Duly Authorized Officer)

Date:    January 30, 2004                        /s/ William C. Kelly, Jr.
     ------------------------            ---------------------------------------
                                                   William C. Kelly, Jr.,
                                                  Treasurer, Secretary and
                                                Chief Administrative Officer
                                                  (Duly Authorized Officer)

                                                                                                                                                   Exhibit 31.2