Form 10-Q/A
period 2003-06-30
NN INC
filed 2004-01-30
CIK 918541

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

Part I. Financial Information

Item 1.  Financial Statements:

         Consolidated Statements of Income and Comprehensive Income for the
            three months ended June 30, 2003 and June 30, 2002 and sixmonths ended June 30, 2003 and 2002 (unaudited) (restated)
              3

         Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002 (unaudited)
            (restated)                                                                                4

         Consolidated Statements of Changes in Stockholders' Equity for the six
            months ended June 30, 2003 and 2002 (unaudited) (restated)                                5

         Consolidated Statements of Cash Flows for the six months ended
            June 30, 2003 (restated) and 2002 (unaudited)                                            6

         Notes to Consolidated Financial Statements (unaudited)                                      7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                      19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  30

Item 4.  Controls and Procedures                                                                     31

Part II. Other Information                                                                           32

Item 1.  Legal Proceedings                                                                           32

Item 2.  Changes in Securities and Use of Proceeds                                                   32

Item 3.  Defaults Upon Senior Securities                                                             32

Item 4.  Submission of Matters to a Vote of Security Holders                                         32

Item 5.  Other Information                                                                           32

Item 6.  Exhibits and Reports on Form 8-K                                                            32

Signatures                                                                                           35

                              Explanatory Statement

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form
10-Q for the three and six month periods ended June 30, 2003 and 2002, and is being filed solely to amend the financial reporting of certain transactions related to the formation of NN Euroball, ApS ("Euroball") on July 31, 2000, and
the subsequent purchase on December 20, 2002 of the 23% interest in Euroball held by FAG Kugelfischer George Schaefer AG, which was subsequently acquired by
INA - Schaeffler KG (collectively, "INA/FAG") and on May 2, 2003 of the 23%
interest in Euroball held by AB SKF ("SKF"). These restatements had no material effect on the Company's reported net sales, gross profit, income from operations or cash flows for the three month and six month periods ended June 30, 2003 and
June 30, 2002.

We have revised the valuation of the original purchase price associated with the formation of Euroball in July 2000. This revision resulted in a reduction of goodwill of approximately 4.1 million Euro ($3.8 million). Further, we have increased stockholders' equity by approximately 10.0 million Euro ($9.3 million) to reflect the amount by which the Company's proportionate interest in
Euroball exceeded the book value of the net assets exchanged by the Company. As a result of these two adjustments, minority interest in consolidated subsidiaries has been reduced by approximately $7.4 million at December 31,
2002, goodwill has been reduced $4.7 million and $4.3 million at June 30, 2003 and December 31, 2002, respectively, and paid-in-capital increased $9.3 million at June 30, 2003 and December 31, 2002, respectively, from amounts previously reported. Comprehensive income has also been restated for foreign currency translation effects of these adjustments.

In the previously issued December 31, 2002 and June 30, 2003 Consolidated
Financial Statements, when the Company acquired the 23% interest in Euroball held by INA/FAG in December 2002 and the 23% interest in Euroball held by SKF in
May 2003, the excess of minority interest in consolidated subsidiaries in
Euroball over the purchase price was recorded as a non-taxable gain in the amount of approximately $5.9 million and $6.6 million, respectively. As restated
in the accompanying Consolidated Financial Statements, the non-taxable gains have been excluded and the excess of the purchase price over the fair value of
INA/FAG's 23% interest and SKF's 23% interest in the net assets of Euroball was allocated to goodwill. The resulting impact to the Consolidated Financial
Statements is an increase to goodwill of approximately $1.5 million and $3.7 million, a decrease in retained earnings of approximately $5.9 million and $12.5 million as of December 31, 2002 and June 30, 2003, respectively, and reversal of the $6.6 million gain previously recorded in the Consolidated Financial
Statements of Income and Comprehensive Income for the three and six months ended
June 30, 2003.

Additionally, the Company has reclassified minority interest in consolidated subsidiaries from a component of total liabilities to a separate line item in the Condensed Consolidated Balance Sheets at June 30, 2003 and December 31,
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

                          PART I. FINANCIAL INFORMATION

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,

Thousands of Dollars, Except Per Share Data              Restated          Restated         Restated         Restated
                                                           2003              2002             2003             2002
------------------------------------------------------ --------------    -------------    -------------    -------------
Net sales                                                   $ 64,194         $ 49,186        $ 121,803         $ 96,386
Cost of goods sold                                            49,721           36,139           92,464           71,670
                                                       --------------    -------------    -------------    -------------
  Gross profit                                                14,473           13,047           29,339           24,716

Selling, general and administrative                            5,771            4,777           10,403            9,317
Depreciation and amortization                                  3,482            2,767            6,560            5,620
Restructuring and impairment costs                             2,723               --            2,723               78
                                                       --------------    -------------    -------------    -------------
  Income from operations                                       2,497            5,503            9,653            9,701

Interest expense, net                                            759              609            1,343            1,140
Other (income) expense                                           389            (141)              310            (496)
                                                       --------------    -------------    -------------    -------------
Income before provision for income taxes                       1,349            5,035            8,000            9,057
Provision for income taxes                                       512            1,840            2,985            3,345
Minority interest in consolidated subsidiaries                   140              787              675            1,454
                                                       --------------    -------------    -------------    -------------
    Net income                                                   697            2,408            4,340            4,258

Other comprehensive income:
     Foreign currency translation                              2,370            2,574            4,169            2,380
                                                       --------------    -------------    -------------    -------------
     Comprehensive income                                    $ 3,067          $ 4,982          $ 8,509          $ 6,638
                                                       ==============    =============    =============    =============

Basic income per common share:                               $  0.04          $  0.16          $  0.28          $  0.28
                                                       ==============    =============    =============    =============

  Weighted average shares outstanding                         16,015           15,359           15,561           15,336
                                                       ==============    =============    =============    =============

Diluted income per common share:                             $  0.04          $  0.15          $  0.27          $  0.27
                                                       ==============    =============    =============    =============

  Weighted average shares outstanding                         16,465           15,868           15,892           15,798
                                                       ==============    =============    =============    =============

                             See accompanying notes.

                                    NN, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                        Restated             Restated
                                                                        June 30,            December 31,
Thousands of Dollars                                                      2003                  2002
---------------------------------------------------------------------- -------------- ------ -------------
Assets
Current assets:
  Cash and cash equivalents                                                  $ 4,641              $ 5,144
  Accounts receivable, net                                                    44,542               28,965
  Inventories, net                                                            33,825               23,402
  Other current assets                                                         6,779                3,901
                                                                       --------------        -------------
     Total current assets                                                     89,787               61,412

Property, plant and equipment, net                                           105,007               88,199
Assets held for sale                                                           1,805                2,214
Goodwill, net                                                                 52,653               39,374
Other assets                                                                   4,602                4,016
                                                                       --------------        -------------
     Total assets                                                          $ 253,854            $ 195,215
                                                                       ==============        =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                           $33,826             $ 22,983
  Bank overdraft                                                               2,813                   37
  Accrued salaries and wages                                                  11,608                6,354
  Income taxes payable                                                         1,019                  620
  Current maturities of long-term debt                                         9,066                7,000
  Other current liabilities                                                    4,399                3,240
                                                                       --------------        -------------
     Total current liabilities                                                62,731               40,234

Non-current deferred tax liability                                             9,688                9,334
Long-term debt                                                                75,344               46,135
Accrued pension and other                                                     10,130                9,319
                                                                       --------------        -------------
     Total liabilities                                                       157,893              105,022

Minority interest in consolidated subsidiaries                                    --               12,285
                                                                       --------------        -------------
Total stockholders' equity                                                    95,961               77,908
                                                                       --------------        -------------
Total liabilities and stockholders' equity                                  $253,854             $195,215
                                                                       ==============        =============

                             See accompanying notes.

                                    NN, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                             (Unaudited) (Restated)

                                               Common Stock
                                                                                                       Accumulated
Thousands of Dollars and Shares                                         Additional                        Other
                                         Number Of           Par          paid in       Retained      Comprehensive
                                           Shares           value         capital       Earnings      Income (Loss)      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002, Restated             15,317            $154       $ 40,111       $ 36,139      $ (5,422)       $ 70,982
   Shares issued                                   50              --            329             --             --            329
   Net income                                      --              --             --          4,258             --          4,258
   Dividends declared                              --              --             --        (2,457)             --        (2,457)
    Other comprehensive income                     --              --             --             --          2,380          2,380
                                        --------------     -----------     ----------    -----------    -----------     ----------
Balance, June 30, 2002, Restated               15,367            $154       $ 40,440       $ 37,940      $ (3,042)       $ 75,492
                                        ==============     ===========     ==========    ===========    ===========     ==========

Balance, January 1, 2003, Restated             15,370            $154       $ 40,457       $ 38,984      $ (1,687)       $ 77,908
  Shares issued                                 1,280              13         12,093             --             --         12,106
  Net income                                       --              --             --          4,340             --          4,340
  Dividends declared                               --              --             --        (2,562)             --        (2,562)
  Other comprehensive income                       --              --             --             --          4,169          4,169
                                        --------------     -----------     ----------    -----------    -----------     ----------
Balance, June 30, 2003, Restated               16,650            $167       $ 52,550       $ 40,762        $ 2,482       $ 95,961
                                        ==============     ===========     ==========    ===========    ===========     ==========

                             See accompanying notes.

                                    NN, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
Thousands of Dollars                                                                Restated
                                                                                      2003            2002
---------------------------------------------------------------------------------- ------------    -----------
Operating Activities:
  Net income                                                                           $ 4,340        $ 4,258
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation and amortization                                                        6,560          5,620
    (Gain) loss on disposals of property, plant and equipment                               --            (7)
    Minority interest in consolidated subsidiary                                           675          1,454
    Restructuring and impairment costs                                                   3,047             78
    Changes in operating assets and liabilities:
      Accounts receivable                                                             (14,043)        (5,959)
      Inventories                                                                      (3,717)          2,714
      Other current assets                                                             (1,352)          (316)
      Other assets                                                                     (3,216)              5
      Accounts payable                                                                  11,030          3,153
      Income taxes payable                                                               1,019          1,044
      Other liabilities                                                                  (645)          2,974
                                                                                   ------------    -----------
         Net cash provided by operating activities                                       3,698         15,018
                                                                                   ------------    -----------

Investing Activities:
 Acquisition of Veenendaal, The Netherlands                                           (17,777)             --
 Purchase of minority interest                                                        (15,583)             --
 Acquisition of property, plant, and equipment                                         (4,333)        (1,829)
 Proceeds from disposals of property, plant and equipment                                   --             10
                                                                                   ------------    -----------
         Net cash used by investing activities                                        (37,693)        (1,819)
                                                                                   ------------    -----------

Financing Activities:
 Proceeds from long-term debt                                                           89,560             --
 Bank overdraft                                                                            363           (83)
 Repayment of long-term debt                                                          (59,408)       (10,683)
 Repayment of short-term debt                                                               --             --
 Proceeds from issuance of stock                                                         5,168            329
 Dividends paid                                                                        (2,562)        (2,457)
                                                                                   ------------    -----------
         Net cash provided (used) by financing activities                               33,121       (12,894)
                                                                                   ------------    -----------

Effect of exchange rate changes                                                            371            381

Net Change in Cash and Cash Equivalents                                                  (503)            686
Cash and Cash Equivalents at Beginning of Period                                         5,144          3,024
                                                                                   ------------    -----------
Cash and Cash Equivalents at End of Period                                             $ 4,641        $ 3,710
                                                                                   ============    ===========

Supplemental schedule of non-cash investing and financing activities:
         Stock issued related to acquisition of Veenendaal                             $ 6,937         $   --
                                                                                   ============    ===========

                             See accompanying notes.

                                    NN, Inc.
                   Notes To Consolidated Financial Statements
                                   (unaudited)

Note 1.  Restatement

The Company has restated its Consolidated Financial Statements for the three and six month periods ended June 30, 2003 and 2002 solely to amend the financial reporting of certain transactions related to the formation of Euroball on July
31, 2000 and the subsequent purchases of the minority interests held by INA/FAG and SKF on December 20, 2002 and May 2, 2003, respectively. These restatements had no material effect on the Company's reported net sales, gross profit, income from operations, or cash flows for the three and six month periods ended June
30, 2003 and June 30, 2002.

We have revised the valuation of the original purchase price associated with the formation of Euroball in July 2000. This revision resulted in a reduction of goodwill of approximately 4,108 Euro ($3,792). Further, we have increased stockholders' equity by approximately 10,044 Euro ($9,270) to reflect the amount by which the Company's proportionate interest in Euroball exceeded the book value of the net assets exchanged by the Company. As a result of these two adjustments, minority interest in consolidated subsidiaries has been reduced by approximately $7,421 at December 31, 2002, goodwill has been reduced $4,695 and
$4,308 at June 30, 2003 and December 31, 2002, respectively, and paid-in-capital increased $9,270 at June 30, 2003 and December 31, 2002, respectively, from amounts previously reported. Comprehensive income has also been restated for foreign currency translation effects of these adjustments.

In the previously issued December 31, 2002 and June 30, 2003 Consolidated
Financial Statements, when the Company acquired the 23% interest in Euroball held by INA/FAG in December 2002 and the 23% interest in Euroball held by SKF in
May 2003, the excess of minority interest in consolidated subsidiaries in
Euroball over the purchase price was recorded as a non-taxable gain in the amount of approximately $5,904 and $6,600, respectively. As restated in the accompanying Consolidated Financial Statements, the non-taxable gains have been excluded and the excess of the purchase price over the fair value of INA/FAG's
23% and SKF's 23% interest in the net assets of Euroball was allocated to goodwill. The resulting impact to the Consolidated Financial Statements is an increase to goodwill of approximately $1,517 and $3,667, a decrease in retained earnings of approximately $5,904 and $12,504 as of December 31, 2002 and June
30, 2003, respectively, and reversal of the $6,600 gain previously recorded in the Consolidated Financial Statements of Income and Comprehensive Income for the
three and six months ended June 30, 2003.

Additionally, the Company has reclassified minority interest in consolidated subsidiaries from a component of total liabilities to a separate line item in the Condensed Consolidated Balance Sheets at June 30, 2003 and December 31,
2002.

Effect on selected Consolidated Financial Statement Data at June 30, 2003 and
June 30, 2002 and for the three and six month periods then ended.

                    Selected Consolidated Balance Sheet Data
                                  June 30, 2003
                                 (In thousands)

                                                             As Previously
                                                               Reported              As Restated
                                                            ----------------        --------------

Goodwill                                                           $ 53,681              $ 52,653
Total assets                                                        254,882               253,854
Additional paid-in capital                                           43,280                52,550
Retained earnings                                                    53,266                40,762
Accumulated other comprehensive income                                  276                 2,482
Total stockholders' equity                                           96,989                95,961
Total liabilities and stockholders' equity                          254,882               253,854

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

              Selected Consolidated Statement of Income and Comprehensive Income Data
                                  Three months ended June 30, 2003
                               (In thousands, except per share data)

                                                               As Previously
                                                                 Reported             As Restated
                                                             ------------------    ------------------
Gain on purchase of minority interest                                $ (6,600)                $   --
Income before provision for income taxes                                 7,949                 1,349
Net income                                                               7,297                   697
Foreign currency translation                                             1,837                 2,370
Comprehensive income                                                     9,134                 3,067
Basic income per share                                                    0.46                  0.04
Diluted income per share                                                  0.44                  0.04

                                  Three months ended June 30, 2002
                                           (In thousands)
                                                               As Previously
                                                                 Reported             As Amended
                                                             ------------------    ------------------
Foreign currency translation                                            $1,413                $2,574
Comprehensive income                                                     3,821                 4,982

                                   Six months ended June 30, 2003
                               (In thousands, except per share data)

                                                               As Previously
                                                                 Reported             As Amended
                                                             ------------------    ------------------
Gain on purchase of minority interest                                $ (6,600)                $   --
Income before provision for income taxes                                14,600                 8,000
Net income                                                              10,940                 4,340
Foreign currency translation                                             3,226                 4,169
Comprehensive income                                                    14,166                 8,509
Basic income per share                                                    0.70                  0.28
Diluted income per share                                                  0.69                  0.27

                                   Six months ended June 30, 2002
                                           (In thousands)
                                                               As Previously
                                                                 Reported             As Amended
                                                             ------------------    ------------------
Foreign currency translation                                            $1,333                $2,380
Comprehensive income                                                     5,591                 6,638

Note 2. Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the "Company")
have not been audited by independent accountants, except that the balance sheet at December 31, 2002 is derived from the Company's audited financial statements.
In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 2003 and 2002, the Company's financial position at June 30, 2003 and December 31, 2002, and the cash flows for the six month periods ended June 30, 2003 and 2002. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q/A, the terms "NN", "the
Company", "we", "our", or "us" mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q/A, as amended. These Condensed,
Consolidated, Unaudited Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and the Notes thereto included in our most recent report on Form 10-K/A, as amended, which we filed with the
Commission on January 30, 2004.

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

Note 5.  Net Income Per Share (Restated)

                                                            Three Months Ended                   Six Months Ended
                                                                 June 30,                            June 30,
Thousands of Dollars, Except Share and Per Share Data    Restated                             Restated
-----------------------------------------------------      2003               2002              2003              2002
                                                     --------------     --------------    -------------     --------------
Net income                                                    $697             $2,408           $4,340             $4,258
Adjustments to net income                                       --                 --               --                 --
                                                     --------------     --------------    -------------     --------------
   Net income                                                 $697             $2,408           $4,340             $4,258
                                                     ==============     ==============    =============     ==============

Weighted average basic shares                           16,015,347         15,359,173       15,560,647         15,336,368
Effect of dilutive stock options                           449,466            508,815          331,737            461,916
                                                     --------------     --------------    -------------     --------------
Weighted average dilutive shares outstanding            16,464,813         15,867,988       15,892,384         15,798,284
                                                     ==============     ==============    =============     ==============
Basic net income per share                                   $0.04              $0.16            $0.28              $0.28
                                                     ==============     ==============    =============     ==============
Diluted net income per share                                 $0.04              $0.15            $0.27              $0.27
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
The Domestic Ball and Roller Segment is comprised of two manufacturing facilities in the eastern United States. The NN Europe Segment is comprised of precision ball manufacturing facilities located in Kilkenny, Ireland, Eltmann,
Germany and Pinerolo, Italy acquired in July 2000 and Veenendaal, The
Netherlands ("Veenendaal") a tapered roller and metal cage manufacturing operation acquired in May 2003. See Note 7, "Acquisitions and Joint Ventures".
All of the facilities in the Domestic Ball and Roller Segment are engaged in the production of precision balls and rollers used primarily in the bearing industry. All of the facilities in the NN Europe Segment are engaged in the production of precision balls used primarily in the bearing industry except for
Veenendaal which is engaged in the production of tapered rollers and cages for use primarily in the bearing industry. The Plastic and Rubber Components Segment is comprised of the Industrial Molding Corporation ("IMC") business, located in
Lubbock, Texas, which was acquired in July 1999, NN Arte ("Arte") formed in
August of 2000 (see Note 7), located in Guadalajara, Mexico and The Delta Rubber
Company ("Delta") business, located in Danielson, Connecticut, which was acquired in February 2001. IMC and Arte are engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, fiber optic and consumer hardware markets. Delta is engaged principally in the production of engineered bearing seals used principally in automotive, industrial, agricultural, mining and aerospace applications. The Plastic and
Rubber Components Segment's name has been changed from the Plastics Segment effective with the March 31, 2003 quarterly report on Form 10-Q/A. The businesses and methods of calculation comprising this segment have not changed.

The NN Europe Segment, prior to the filing of this June 30, 2003 quarterly report on Form 10-Q/A and as a result of the acquisition of Veenendaal, was referred to as the Euroball Segment and was comprised only of the manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany, and Pinerolo, Italy.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies in the Company's Annual Report on
Form 10-K/A, as amended, for the fiscal year ended December 31, 2002 including those policies as discussed in Note 2. We evaluate segment performance based on profit or loss from operations before income taxes and minority interest not including nonrecurring gains and losses. We account for inter-segment sales and transfers at current market prices; however, we did not have any material inter-segment transactions during the three or six month periods ended June 30,
2003 and 2002.

                                                                 Three Months Ended June 30,
                                                     2003                                           2002
                                 Restated                        Plastic and    | Domestic                      Plastic and
                                 Domestic Ball   Restated          Rubber       |  Ball &        Restated         Rubber
Thousands of Dollars              & Roller       NN Europe       Components     |  Roller       NN Europe       Components
------------------------------------------------------------------------------------------------------------------------------
Revenues from external                                                          |
customers                           $ 13,925         $ 38,210         $ 12,059  |   $ 13,721        $ 23,179         $ 12,286
Segment pretax profit (loss)             399            3,245          (2,295)  |      1,434           2,709              892
Segment assets                        51,322          146,322           56,210  |     62,552          74,373           55,826

                                                                  Six Months Ended June 30,
                                                     2003                                           2002
                                 Restated                        Plastic and    | Domestic                      Plastic and
                                 Domestic Ball   Restated          Rubber       |  Ball &        Restated         Rubber
Thousands of Dollars              & Roller       NN Europe       Components     |  Roller       NN Europe       Components
------------------------------------------------------------------------------------------------------------------------------
Revenues from external                                                          |
customers                           $ 28,174         $ 67,045         $ 26,584  |    $ 26,925        $ 44,905         $ 24,556
Segment pretax profit                  2,379            6,974          (1,353)  |       2,432           5,059            1,566
Segment assets                        51,322          146,322           56,210  |      62,552          74,373           55,826

Note 7.  Acquisitions and Joint Ventures (Restated)

On December 20, 2002, we acquired the 23 percent interest in NN Euroball, ApS
("Euroball") held by INA/FAG. INA/FAG is a global bearing manufacturer and one of our largest customers. We paid approximately 13.4 million Euros ($13.8 million) for INA/FAG's interest in Euroball. See Note 1, "Restatement".

On May 2, 2003 we acquired the 23 percent interest in NN Euroball, ApS
("Euroball") held by SKF. We paid approximately 13.8 million Euros ($15.6 million) for SKF's interest in Euroball. Euroball was formed in 2000 by the
Company, FAG Kugelfischer George Shaefer AG, which was subsequently acquired by
INA - Schaeffler KG ("INA/FAG"), and AB SKF ("SKF"). Upon consummation of this transaction, we became the sole owner of Euroball. See Note 1, "Restatement".

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

                                                          (In thousands)
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

The following unaudited pro forma summary presents the financial information for the three and six month periods ended June 30, 2003 and 2002 as if our
Veenendaal acquisition had occurred as of the beginning of each of the periods presented. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of each of the periods presented, nor are they indicative of future results.

                                                        (In thousands, except per share data)
                                                     --------------------------------------------
                                                          (Restated)            (Restated)
                                                      Three months ended     Six months ended
                                                        June 30, 2003          June 30, 2003
                                                         (unaudited)            (unaudited)
                                                     --------------------- ----------------------
                 Net sales                                       $ 68,841              $ 140,391
                 Net income                                           742                  4,521
                 Basic earnings per share                            0.05                   0.29
                 Diluted earnings per share                          0.05                   0.28

                                                       (In thousands, except per share data)
                                                     ------------------------------------------
                                                      Three months ended    Six months ended
                                                        June 30, 2002         June 30, 2002
                                                         (unaudited)           (unaudited)
                                                     --------------------- --------------------
                 Net sales                                       $ 63,128            $ 124,369
                 Net income                                         2,543                4,528
                 Basic earnings per share                            0.17                 0.29
                 Diluted earnings per share                          0.16                 0.29

On April 1, 2003, we exercised our call right and purchased the remaining 49 percent interest in NN Mexico, LLC. Based on the purchase price formula contained in the principal agreement between the parties, the purchase price for such interest was zero.

Note 8. Restructuring and Impairment Charges

In May, 2003, we decided to close our Guadalajara, Mexico plastic injection molding facility. This operation was started in September of 2000 to supply certain Mexican operations of multi-national manufacturers of office automation equipment. Several of these customers have recently shifted their manufacturing operations to other geographic regions in the world. The closure is expected to be substantially completed during the third quarter of 2003. The financial results of this operation have been included in the Plastic and Rubber
Components Segment.

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
141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather, periodically tested for impairment. The effective date of Statement No. 142 is January 1, 2002. As of the date of adoption, we had unamortized goodwill of approximately $36.6 million, which is subject to the provisions of Statement No. 142.

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

In thousands                                Plastic and        (Restated)
                                          Rubber Components    NN Europe       (Restated)
                                              Segment           Segment           Total
                                         ------------------- --------------- -----------------
Balance as of January 1, 2003                       $26,712         $12,662           $39,374
Goodwill acquired                                        --          13,875            13,875
Impairment losses                                   (1,285)              --           (1,285)
Currency impacts                                         --             689               689
                                         ------------------- --------------- -----------------
Balance as of June 30, 2003                         $25,427         $27,226           $52,653
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

In Thousands, Except per Shared Data
------------------------------------                                    Three months ended            Six months ended
                                                                              June 30,                    June 30,
                                                                      Restated                     Restated
                                                                        2003            2002         2003          2002
                                                                   ---------------- ------------- ------------ -------------
Net income - as reported                                                     $ 697        $2,408       $4,340        $4,258
Stock based compensation costs, net of income tax, included in
   net income as reported                                                      205           166          205           150
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had
   been applied                                                                 --            --            2            62
                                                                   ---------------- ------------- ------------ -------------
Net income - proforma                                                        $ 902        $2,574       $4,543        $4,346
                                                                   ================ ============= ============ =============

Basic earnings per share - as reported                                      $ 0.04        $ 0.16       $ 0.28        $ 0.28
Stock based compensation costs, net of income tax, included in
   net income as reported                                                     0.01          0.02         0.01            --
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had
   been applied                                                                 --            --           --            --
                                                                   ---------------- ------------- ------------ -------------
Basic earnings per share - proforma                                         $ 0.05        $ 0.18       $ 0.29        $ 0.28
                                                                   ================ ============= ============ =============
Earnings per share - assuming dilution - as reported                        $ 0.04        $ 0.15       $ 0.27        $ 0.27
Stock based compensation costs, net of income tax, included in
   net income as reported                                                     0.01          0.01         0.01          0.01
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had
   been applied                                                                 --            --           --            --
                                                                   ---------------- ------------- ------------ -------------
Earnings per share - assuming dilution - proforma                           $ 0.05        $ 0.16       $ 0.28        $ 0.28
                                                                   ================ ============= ============ =============

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

Note 10.   Long-Term Debt

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

Note 11.   Sale of Common Stock

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

The Company has restated its Consolidated Financial Statements for the three and six month periods ended June 30, 2003 and 2002 solely to amend the financial reporting of certain transactions related to the formation of Euroball on July
31, 2000 and the subsequent purchases of the minority interests held by INA/FAG and SKF on December 20, 2002 and May 2, 2003, respectively. These restatements had no material effect on the Company's reported net sales, gross profit, income from operations, or cash flows for the three and six month periods ended June
30, 2003 and June 30, 2002.

We have revised the valuation of the original purchase price associated with the formation of Euroball in July 2000. This revision resulted in a reduction of goodwill of approximately 4.1 million Euro ($3.8 million). Further, we have increased stockholders' equity by approximately 10.0 million Euro ($9.3 million)
to reflect the amount by which the Company's proportionate interest in Euroball exceeded the book value of the net assets exchanged by the Company. As a result of these two adjustments, minority interest in consolidated subsidiaries has been reduced by approximately $7.4 million at December 31, 2002, goodwill has been reduced $4.7 million and $4.3 million at June 30, 2003 and December 31,
2002, respectively, and paid-in-capital increased $9.3 million June 30, 2003 and
December 31, 2002, respectively, from amounts previously reported. Comprehensive income has also been restated for foreign currency translation effects of these adjustments.

In the previously issued December 31, 2002 and June 30, 2003 Consolidated
Financial Statements, when the Company acquired the 23% interest in Euroball held by INA/FAG in December 2002 and the 23% interest in Euroball held by SKF in
May 2003, the excess of minority interest in consolidated subsidiaries in
Euroball over the purchase price was recorded as a non-taxable gain in the amount of approximately $5.9 million and $6.6 million, respectively. As restated
in the accompanying Consolidated Financial Statements, the non-taxable gains have been excluded and the excess of the purchase price over the fair value of
INA/FAG's 23% interest and SKF's 23% interest in the net assets of Euroball was allocated to goodwill. The resulting impact to the Consolidated Financial
Statements is an increase to goodwill of approximately $1.5 million and $3.7 million, a decrease in retained earnings of approximately $5.9 million and $12.5 million as of December 31, 2002 and June 30, 2003, respectively, and reversal of the $6.6 million gain previously recorded in the Consolidated Financial
Statements of Income and Comprehensive Income for the three and six months ended
June 30, 2003.

Additionally, the Company has reclassified minority interest in consolidated subsidiaries from a component of total liabilities to a separate line item in the Condensed Consolidated Balance Sheets at December 31,
2002.

Results of Operations (Restated)

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

Net Income. Net income decreased by $1.7 million, or 71.1%, from $2.4 million in the second quarter of 2002 to $0.7 million in the second quarter of 2003. As a percentage of net sales, net income decreased from 4.9% in the second quarter of
2002 to 1.1% in the second quarter of 2003.

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

Net Income. Net income increased by $0.1 million, or 1.9%, from $4.2 million in the first six months of 2002 to $4.3 million in the first six months of 2003. As a percentage of net sales, net income decreased from 4.4% in the first six months of 2002 to 3.6% in the first six months of 2003.

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

On May 2, 2003, we acquired the 23 percent interest in NN Euroball, ApS
("Euroball") held by SKF. We paid approximately 13.8 million Euros ($15.6 million). Euroball was formed in 2000 by the Company, FAG Kugelfischer George
Shaefer AG, which was subsequently acquired by INA - Schaeffler KG ("INA/FAG"), and AB SKF ("SKF"). Upon consummation of this transaction, we became the sole owner of Euroball. See Note1 "Restatement", to Consolidated Financial Statements
for additional information.

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

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 including those policies as discussed in Note 2. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding the Company's business operations, financial condition and results of operations. There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies.

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

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our NN Europe Segment, bills and receives payments from some of its foreign customers in their own currency. To date, we have not been materially adversely affected by currency fluctuations of foreign exchange restrictions. However, to help reduce exposure to foreign currency fluctuation, management has incurred debt in Euros and has periodically used foreign currency hedges. These currency hedging programs allow management to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency hedging instruments as of June 30, 2003.

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

     10.2 Credit Agreement dated as of May 1, 2003 among NN, Inc., and NN
          Euroball as the Borrowers, the Subsidiaries as Guarantors, the Lenders
          as identifies therein, AmSouth Bank as Administrative Agent, and
          SunTrust Bank as Documentation Agent and Euro Loan Agent.

     10.3 Supply Agreement between NN Euroball ApS and AB SKF dated April 6,
          2000. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2.
          We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange
          Commission, " as indicated throughout the document with a n asterisk in brackets([*]).

     10.4 Global Supply Agreement among NN, Inc., NN Netherlands B.V. and SKF
          Holding Maatschappij Holland B.V. dated April 14, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement,
          "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission, " as indicated
          throughout the document with an asterisk in brackets([*]).

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

                                                               NN, Inc.

                                                              (Registrant)

Date:    January 30, 2004                               /s/ Roderick R. Baty
                                                        ------------------------
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
                                                      --------------------------
                                                          William C. Kelly, Jr.,
                                                      Treasurer, Secretary and
                                                       Chief Administrative Officer
                                                       (Duly Authorized Officer)

