Form 10-Q
period 2003-09-30
NN INC
filed 2004-01-30
CIK 918541

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes | |                No |X|

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes |X|          No |_|

As of January 30, 2004 there were 16,711,590 shares of the registrant's common stock, par value $0.01 per share, outstanding.

================================================================================

                                    NN, Inc.
                                      INDEX

                                                                        Page No.
Part I. Financial Information

Item 1.  Financial Statements:

         Consolidated Statements of Income and Comprehensive Income
           for the three and nine months ended September 30, 2003 and
           2002 (unaudited)                                                    2

         Condensed Consolidated Balance Sheets at September 30, 2003 and
           December 31, 2002 (unaudited)                                       3

         Consolidated Statements of Changes in Stockholders' Equity
           for the nine months ended September 30, 2003 and 2002 (unaudited)   4

         Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2003 and 2002 (unaudited)                             5

         Notes to Consolidated Financial Statements (unaudited)                6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           26

Item 4.  Controls and Procedures                                              27

Part II. Other Information

Item 1.  Legal Proceedings                                                    28

Item 2.  Changes in Securities and Use of Proceeds                            28

Item 3.  Defaults Upon Senior Securities                                      28

Item 4.  Other Information                                                    28

Item 5.  Exhibits and Reports on Form 8-K                                     28

Signatures                                                                    29

                          PART I. FINANCIAL INFORMATION

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                             Three Months Ended               Nine Months Ended
                                                               September 30,                    September 30,

                                                                           Restated                          Restated
Thousands of Dollars, Except Per Share Data                2003              2002             2003             2002
------------------------------------------------------------------------------------------------------------------------
Net sales                                                   $ 64,612         $ 47,451        $ 186,415        $ 143,836
Cost of goods sold (exclusive of depreciation
     shown separately below)                                  50,294           35,631          142,758          107,302
Selling, general and administrative                            5,247            4,076           15,650           13,311
Depreciation and amortization                                  3,642            2,881           10,203            8,443
Restructuring and impairment costs (gain)                      (224)               --            2,498               78
                                                       --------------    -------------    -------------    -------------
  Income from operations                                       5,653            4,863           15,306           14,702

Interest expense, net                                            881              597            2,225            1,876
Other (income) expense                                          (38)             (20)              272            (516)
                                                       --------------    -------------    -------------    -------------
Income before provision for income taxes                       4,810            4,286           12,809           13,342
Provision for income taxes                                     1,646            1,612            4,630            4,957
Minority interest in consolidated subsidiaries                    --              555              675            2,010
                                                       --------------    -------------    -------------    -------------
    Net income                                                 3,164            2,119            7,504            6,375

Other comprehensive income:
     Foreign currency translation                              1,292            (125)            5,460            2,255
                                                       --------------    -------------    -------------    -------------
     Comprehensive income                                   $  4,456         $  1,994        $  12,964        $   8,630
                                                       ==============    =============    =============    =============

Basic income per common share:                              $   0.19         $   0.14        $    0.48        $    0.42
                                                       ==============    =============    =============    =============

  Weighted average shares outstanding                         16,660           15,368           15,804           15,344
                                                       ==============    =============    =============    =============

Diluted income per common share:                            $   0.18         $   0.14        $    0.46        $    0.40
                                                       ==============    =============    =============    =============

  Weighted average shares outstanding                         17,167           15,648           16,194           15,755
                                                       ==============    =============    =============    =============

Cash dividends per common share                             $   0.08         $   0.08         $   0.24        $    0.24
                                                       ==============    =============    =============    =============

                             See accompanying notes.

                                    NN, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                  Restated
                                                       September 30,            December 31,
Thousands of Dollars                                       2003                     2002
----------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                  $ 4,790                  $ 5,144
  Accounts receivable, net                                    45,432                   28,965
  Inventories, net                                            34,391                   23,402
  Other current assets                                         5,859                    3,901
                                                   ------------------       ------------------
     Total current assets                                     90,472                   61,412

Property, plant and equipment, net                           105,621                   88,199
Assets held for sale                                           1,805                    2,214
Goodwill, net                                                 53,061                   39,374
Other assets                                                   4,667                    4,016
                                                   ------------------       ------------------
     Total assets                                          $ 255,626                $ 195,215
                                                   ==================       ==================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                           $32,666                 $ 22,983
  Book overdraft                                                  --                       37
  Accrued salaries and wages                                  11,453                    6,354
  Income taxes payable                                         1,755                      620
  Short-term debt                                              2,000                       --
  Current maturities of long-term debt                        10,675                    7,000
  Other current liabilities                                    3,743                    3,240
                                                   ------------------       ------------------
     Total current liabilities                                62,292                   40,234

Non-current deferred tax liability                            10,732                    9,334
Long-term debt                                                72,722                   46,135
Accrued pension and other                                     10,468                    9,319
                                                   ------------------       ------------------
     Total liabilities                                       156,214                  105,022

Minority interest in consolidated subsidiaries                    --                   12,285
                                                   ------------------       ------------------

Total stockholders' equity                                    99,412                   77,908
                                                   ------------------       ------------------

Total liabilities and stockholders' equity                  $255,626                 $195,215
                                                   ==================       ==================

                             See accompanying notes.

                                    NN, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                     Common Stock                                     Accumulated
                                                Number                  Additional                       Other
                                                  Of            Par       paid in        Retained    Comprehensive
Thousands of Dollars and Shares                 Shares         value      capital        Earnings     Income (Loss)      Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002, Restated               15,317         $154      $ 40,111       $ 36,139      $ (5,422)       $ 70,982
   Shares issued                                     51           --           332             --             --            332
   Net income                                        --           --            --          6,375             --          6,375
   Dividends declared                                --           --            --        (3,685)             --        (3,685)
    Other comprehensive income                       --           --            --             --          2,255          2,255
                                             -----------    ---------    ----------    -----------    -----------    -----------
Balance, September 30, 2002, Restated            15,368         $154      $ 40,443       $ 38,829      $ (3,167)       $ 76,259
                                             ===========    =========    ==========    ===========    ===========    ===========

Balance, January 1, 2003, Restated               15,370         $154      $ 40,457       $ 38,984      $ (1,687)        $77,908
  Shares issued                                   1,330           14        12,421             --             --         12,435
  Net income                                         --           --            --          7,504             --          7,504
  Dividends declared                                 --           --            --        (3,895)             --        (3,895)
  Other comprehensive income                         --           --            --             --          5,460          5,460
                                             -----------    ---------    ----------    -----------    ----------     -----------
Balance, September 30, 2003                      16,700         $168      $ 52,878       $ 42,593         $3,773        $99,412
                                             ===========    =========    ==========    ===========    ===========    ===========

                             See accompanying notes.

                                    NN, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
Thousands of Dollars                                                                    2003            2002
--------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                           $ 7,504        $ 6,375
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation and amortization                                                       10,203          8,443
    (Gain) loss on disposals of property, plant and equipment                            (145)           (12)
    Minority interest in consolidated subsidiary                                           675          2,010
    Loss on extinguishment of debt                                                         455             --
    Restructuring and impairment costs                                                   2,742             78
    Changes in operating assets and liabilities:
      Accounts receivable                                                             (14,506)        (5,117)
      Inventories                                                                      (3,736)          1,738
      Other current assets                                                               (406)            425
      Other assets                                                                     (3,056)            (6)
      Accounts payable                                                                   6,653          1,515
      Income taxes payable                                                               (128)          1,883
      Other liabilities                                                                  2,015          4,063
                                                                                   ------------    -----------
         Net cash provided by operating activities                                       8,271         21,395
                                                                                   ------------    -----------

Investing Activities:
 Acquisition of Veenendaal, The Netherlands                                           (17,933)             --
 Purchase of minority interest                                                        (15,583)             --
 Acquisition of property, plant, and equipment                                         (7,200)        (4,626)
 Proceeds from disposals of property, plant and equipment                                  145             43
                                                                                   ------------    -----------
         Net cash used by investing activities                                        (40,571)        (4,583)
                                                                                   ------------    -----------

Financing Activities:
 Proceeds from long-term debt                                                           89,745             --
 Proceeds from short-term debt                                                           2,000             --
 Debt issuance costs                                                                     (823)             --
 Book overdraft                                                                           (37)          (260)
 Repayment of long-term debt                                                          (60,962)       (11,971)
 Repayment of short-term debt                                                               --             --
 Proceeds from issuance of stock                                                         5,498            332
 Dividends paid                                                                        (3,895)        (3,686)
                                                                                   ------------    -----------
         Net cash provided (used) by financing activities                               31,526       (15,585)
                                                                                   ------------    -----------

Effect of exchange rate changes on cash and cash equivalents                               420            356

Net Change in Cash and Cash Equivalents                                                  (354)          1,583
Cash and Cash Equivalents at Beginning of Period                                         5,144          3,024
                                                                                   ------------    -----------
Cash and Cash Equivalents at End of Period                                             $ 4,790        $ 4,607
                                                                                   ============    ===========

Supplemental schedule of non-cash investing and financing activities:
         Stock issued related to acquisition of Veenendaal                             $ 6,937         $   --
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
In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 2003 and 2002, the Company's financial position at September 30, 2003 and December 31, 2002, and the cash flows for the nine month periods ended September 30, 2003 and 2002. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods. As used in this Quarterly Report on
Form 10-Q, the terms "NN", "the Company", "we", "our", or "us" mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These Condensed, Consolidated, Unaudited
Financial Statements should be read in conjunction with our audited Consolidated
Financial Statements and the Notes thereto included in our most recent annual report on Form 10-K/A which we filed with the Commission on January 30, 2004.

The results for the first, second and third quarters of 2003 are not necessarily indicative of future results.

Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

The Company has revised the accounting treatment for the formation of NN
Euroball, ApS ("Euroball") on July 31, 2000 and the Company's subsequent purchase of the minority interests held by INA/FAG and SKF. See Note 12.
Additionally, the Company has reclassified minority interest in consolidated subsidiaries from a component of total liabilities to a separate line item in the Consolidated Balance Sheet at December 31, 2002.

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

As of September 30, 2003, the fair value of the swap was approximately $508,000, which is recorded in other non-current liabilities. The change in fair value during the nine month period ended September 30, 2003 and 2002 was a loss of approximately $63,000 and a loss of approximately $42,000, respectively, which have been included as a component of other (income) expense.

Note 3.  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                                 Sept. 30,        Dec. 31,
                                                    2003            2002
                                                (Unaudited)
                                              -------------    --------------
Raw materials                                     $  7,517          $  5,400
Work in process                                      7,662             5,139
Finished goods                                      19,433            13,065
Less inventory reserves                              (221)             (202)
                                              -------------    --------------
                                                  $ 34,391          $ 23,402
                                              =============    ==============

Inventories on consignment at customer locations as of September 30, 2003 and
December 31, 2002 were $2,255 and $3,093, respectively.

Note 4.  Net Income Per Share

                                                              Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
Thousands of Dollars, Except Share and Per Share Data       2003               2002              2003              2002
-----------------------------------------------------  --------------     --------------    -------------     --------------
Net income                                                  $3,164             $2,119           $7,504             $6,375
                                                       ==============     ==============    =============     ==============

Weighted average basic shares                           16,660,350         15,367,773       15,804,069         15,344,116
Effect of dilutive stock options                           506,293            279,865          389,831            411,297
                                                       --------------     --------------    -------------     --------------
Weighted average dilutive shares outstanding            17,166,643         15,647,638       16,193,900         15,755,413
                                                       ==============     ==============    =============     ==============

Basic net income per share                                   $0.19              $0.14            $0.48              $0.42
                                                       ==============     ==============    =============     ==============
Diluted net income per share                                 $0.18              $0.14            $0.46              $0.40
                                                       ==============     ==============    =============     ==============

Excluded from the shares outstanding for each of the three and nine month periods ended September 30, 2003 and 2002 were no antidilutive options, in either period.

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
All of the facilities in the Domestic Ball and Roller Segment are engaged in the production of precision balls and rollers used primarily in the bearing industry. All of the facilities in the NN Europe Segment are engaged in the production of precision balls used primarily in the bearing industry except for
Veenendaal which is engaged in the production of tapered rollers and cages for use primarily in the bearing industry. The Plastic and Rubber Components Segment is comprised of the Industrial Molding Corporation ("IMC") business, located in
Lubbock, Texas, which was acquired in July 1999, NN Arte ("Arte") formed in
August of 2000 (see Note 7), located in Guadalajara, Mexico and The Delta Rubber
Company ("Delta") business, located in Danielson, Connecticut, which was acquired in February 2001. IMC and Arte are engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, fiber optic and office automation markets. Delta is engaged principally in the production of engineered bearing seals used principally in automotive, industrial, agricultural, mining and aerospace applications. The Plastic and
Rubber Components Segment's name has been changed from the Plastics Segment effective with the

March 31, 2003 quarterly report on Form 10-Q. The businesses and methods of calculation comprising this segment have not changed.

The NN Europe Segment, prior to the filing of the June 30, 2003 quarterly report on Form 10-Q, was referred to as the Euroball Segment and was comprised only of the manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany, and
Pinerolo, Italy. The name of this segment has been changed following the
Veenendaal acquisition.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies in the Company's Annual Report on
Form 10-K, as amended, for the fiscal year ended December 31, 2002 including those policies as discussed in Note 1. We evaluate segment performance based on profit or loss from operations before income taxes and minority interest. We account for inter-segment sales and transfers at current market prices; however, we did not have any material inter-segment transactions during the three or nine month periods ended September 30, 2003 and 2002.

                                                               Three Months Ended September 30,
                                                     2003                                           2002
                                   Domestic                     Plastic and       Domestic                      Plastic and
                                    Ball &                         Rubber          Ball &        Restated          Rubber
Thousands of Dollars                Roller        NN Europe      Components        Roller        NN Europe       Components
------------------------------------------------------------------------------------------------------------------------------
Revenues from external
customers                          $ 14,414        $ 37,784        $ 12,414      $ 13,253        $ 21,734         $ 12,464
Segment pretax profit                 1,090           2,897             823         1,613           1,996              677
Segment assets                       53,077         144,560          57,989        64,211          71,192           57,028

                                                               Nine Months Ended September 30,
                                                     2003                                           2002
                                   Domestic                     Plastic and       Domestic                      Plastic and
                                    Ball &                         Rubber          Ball &        Restated          Rubber
Thousands of Dollars                Roller        NN Europe      Components        Roller        NN Europe       Components
------------------------------------------------------------------------------------------------------------------------------
Revenues from external
customers                          $ 42,588        $104,829        $ 38,998      $ 40,177        $ 66,639         $ 37,020
Segment pretax profit (loss)          3,469           9,871           (531)         4,046           7,055            2,241
Segment assets                       53,077         144,560          57,989        64,211          71,192           57,028

Note 6.  Acquisitions and Joint Ventures

On December 20, 2002, we acquired the 23 percent interest in NN Euroball, ApS
("Euroball") held by INA/FAG. INA/FAG is a global bearing manufacturer and one of our largest customers. We paid approximately 13.4 million Euros ($13.8 million) for INA/FAG's interest in Euroball. Euroball was formed in 2000 by the
Company, FAG Kugelfischer George Shaefer AG, which was subsequently acquired by
INA - Schaeffler KG ("INA/FAG"), and AB SKF ("SKF"). See Note 12 for additional information.

On May 2, 2003 we acquired the 23 percent interest in NN Euroball, ApS
("Euroball") held by SKF. We paid approximately 13.8 million Euros ($15.6 million) for SKF's interest in Euroball. Upon consummation of this transaction, we became the sole owner of Euroball. See Note 12 for additional information.

On May 2, 2003 we acquired 100 percent of the tapered roller and metal cage manufacturing operations of SKF in Veenendaal, The Netherlands. The results of
Veenendaal's operations have been included in the consolidated financial statements since that date. We paid consideration of approximately 23.0 million
Euros ($25.7 million) and incurred other costs of approximately $1.0 million, for the Veenendaal net assets acquired from SKF. The Veenendaal operation manufactures rollers for tapered roller bearings and metal cages for both tapered roller and spherical roller bearings allowing us to expand our bearing component offering. The results of the Veenendaal operation are included in the
NN Europe Segment.

In connection with the acquisition of SKF's Veenendaal, The Netherlands operations, SKF purchased from us 700,000 shares of our common stock for an aggregate fair value of approximately $6.9 million which was applied to the purchase of SKF's Veenendaal, The Netherlands operations. For purposes of valuing

the 700,000 common shares issued in our Consolidated Financial Statements, the value was determined based on the average market price of NN, Inc.'s common shares over the two-day period before, the day of, and the two-day period after the terms of the acquisition were agreed to, April 14, 2003.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price is subject to adjustment due to working capital changes. We are in the process of obtaining third-party valuations of certain tangible and intangible assets;
thus, the allocation of the purchase price is subject to refinement.

                                                           (In thousands)
                                                          At May 2, 2003
                                                        -------------------
        Current assets                                  $      6,081
        Property, plant and equipment                         14,747
        Goodwill and other intangible assets                  11,263
                                                        -------------------
             Total assets acquired                            32,091
        Current liabilities                                    5,431
                                                        -------------------
             Net assets acquired                        $     26,660
                                                        ===================

The full amount assigned to goodwill is expected to be deductible for tax purposes.

The following unaudited proforma summary presents the financial information for the three and nine month periods ended September 30, 2003 and 2002 as if our
Veenendaal acquisition had occurred as of the beginning of each of the periods presented. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of each of the periods presented, nor are they indicative of future results.

                                        (In thousands, except per share data)
                                       -----------------------------------------
                                          Three months           Nine months
                                              ended                 ended
                                          September 30,         September 30,
                                               2003                  2003
                                           (unaudited)           (unaudited)
                                       -------------------- --------------------
    Net sales                                     $ 64,612             $ 203,859
    Net income                                       3,164                 7,813
    Basic earnings per share                          0.19                  0.49
    Diluted earnings per share                        0.18                  0.48

                                         (In thousands, except per share data)
                                       -----------------------------------------
                                          Three months           Nine months
                                              ended                 ended
                                          September 30,         September 30,
                                               2002                  2002
                                           (unaudited)           (unaudited)
                                       --------------------- -------------------
    Net sales                                      $ 59,962            $ 183,085
    Net income                                        2,414                7,068
    Basic earnings per share                           0.16                 0.46
    Diluted earnings per share                         0.15                 0.45

On April 1, 2003, we exercised our call right and purchased the remaining 49 percent interest in NN Mexico, LLC. Based on the purchase price formula contained in the principal agreement between the parties, the purchase price for the 49 percent interest was zero.

Note 7.  Restructuring and Impairment Charges

NN Arté Plant Closing in Guadalajara, Mexico

In May, 2003, we decided to close our Guadalajara, Mexico plastic injection molding facility. This operation was started in September of 2000 to supply certain Mexican operations of multi-national manufacturers of office automation equipment. Several of these customers have recently shifted their manufacturing operations to other geographic regions in the world. The closure was substantially completed during the third quarter of 2003. The financial results of this operation have been included in the Plastic and Rubber Components
Segment.

The plant closing is expected to result in the termination of approximately 42 full time hourly and salary employees located at the Guadalajara facility.
During the three months ended June 30, 2003 we recorded restructuring costs of approximately $282,000 related to the severance payments for the affected employees. During the three months ended September 30, 2003 we re-evaluated the adequacy of the severance reserve and reduced the charge by approximately
$52,000. For the nine months ended September 30, 2003 total restructuring costs of $230,000 have been recorded related to the severance payments for the affected employees.

As a result of the closing, we have performed a test of the recoverability of the goodwill asset associated with the Guadalajara, Mexico operation. This test was pursuant to the provisions of Statement of Financial Accounting Standards
No. 142 "Goodwill and Other Intangible Assets" which require that interim tests of the recoverability of goodwill be performed under certain circumstances. As a result, we recorded an impairment charge of approximately $0 and $1.3 million to fully write-off the goodwill asset during the three and nine month periods ended
September 30, 2003, respectively.

We have decided to sell much of the machinery and equipment with certain pieces of machinery and equipment to be transferred and utilized by our Industrial
Molding facility in Lubbock, Texas. Pursuant to the provisions of Statement of
Accounting Standards No. 144 "Accounting for the Impairment or Disposal of
Long-lived Assets" we recorded an impairment charge of $1.1 million during the three months ended June 30, 2003 to write-down the machinery and equipment to its estimated fair market value. During the three months ended September 30,
2003 we recorded a gain of $145,000 related to the disposition of certain pieces of the machinery and equipment assets that were previously assessed as impaired.
During the nine months ended September 30, 2003, we recorded a total impairment charge related to the machinery and equipment of $0.9 million.

During the three months ended June 30, 2003, we recorded an accounts receivable write-down of $107,000 to reduce accounts receivable to its estimated fair market value. During the three months ended September 30, 2003, we recorded a gain of $76,000 related to recoveries of accounts receivable that were previously determined to be uncollectible. During the nine months ended
September 30, 2003, we recorded a total impairment charge related to the accounts receivable asset of $31,000.

Additionally, during the three months ended June 30, 2003, we recorded an inventory write-down of $324,000 to reduce the carrying value of inventory to its estimated fair market value. During the three months ended September 30,
2003, we recorded a gain related to the disposition of the impaired inventory asset of $216,000. During the nine months ended September 30, 2003, we recorded a total write-down related to the inventory asset of $108,000. These amounts related to the inventory asset have been recorded as a component of cost of goods sold.

The amounts we will ultimately realize upon disposition of these assets could differ materially from the amounts assumed in arriving at the net impairment losses recorded during the nine months ended September 30, 2003.

The following summarizes the 2003 restructuring and impairment charges related to the closure of NN Arté:

                                                                                                 Reserve
                                                               Non-Cash          Paid in         Balance
In thousands                                  Charges        Write-downs          2003          At 9/30/03
                                           --------------- ----------------- ---------------- ---------------
Asset impairments                              $2,368           $2,368            $ --             $ --
Lease exit costs                                   40               --              --               40
Severance and other employee costs                230               --              45              185
                                           --------------- ----------------- ---------------- ---------------
Total                                          $2,598           $2,368            $ 45            $ 225
                                           =============== ================= ================ ===============

Walterboro, South Carolina Plant Closing

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

Prior to December 31, 2001, production capacity and certain machinery and equipment were transferred from the Walterboro facility to our two domestic ball facilities in Erwin, Tennessee and Mountain City, Tennessee. We recorded restructuring costs of $62,000 for additional severance payments during the nine months ended September 30, 2002. There were no restructuring costs recorded for the nine months ended September 30, 2003.

Termination of Employees in Italy

Our Euroball subsidiary incurred restructuring charges of $16,000 for the nine months ended September 30, 2002 for additional severance payments as a result of the termination of 15 hourly employees and 3 salaried employees at its production facility in Italy. Additionally, approximately $69,000 of the severance payments recorded during 2001 and 2002 were paid during the nine months ended September 30, 2002 and there are no remaining accrued restructuring costs included in other current liabilities as of September 30, 2002 and
September 30, 2003 related to Euroball.

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

The changes in the carrying amount of goodwill for the nine month period ended
September 30, 2003 are as follows:

                                        Plastic and
                                           Rubber
                                         Components         NN Europe
In thousands                               Segment           Segment           Total
                                    ------------------- --------------- -----------------
Balance as of January 1, 2003              $ 26,712          $ 12,662         $ 39,374
Goodwill acquired                                --            14,000           14,000
Impairment losses                           (1,285)                --          (1,285)
Currency impacts                                 --               972              972
                                    ------------------- --------------- -----------------
Balance as of September 30, 2003           $ 25,427          $ 27,634         $ 53,061
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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December
31, 2002. We adopted SFAS No. 146 on January 1, 2003 and this adoption did not have a material impact on the financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure - an amendment of FASB Statement No.
123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148, which was effective for the year ending
December 31, 2002, amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on

reported results. We have adopted the provisions of SFAS 123, which encourages but does not require a fair value based method of accounting for stock compensation plans. We have elected to continue accounting for its stock compensation plan using the intrinsic value based method under Auditing
Practices Board ("APB") Opinion No. 25 and, accordingly, have not recorded compensation expense for each of the three and nine month periods ended
September 30, 2003 and September 30, 2002. Had compensation cost for our stock compensation plan been determined based on the fair value at the option grant dates, our net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                      Three months ended              Nine months ended
                                                        September 30,                   September 30,
In Thousands, Except per Share Data
-----------------------------------
                                                     2003            2002            2003           2002
                                                  ------------    -----------     -----------    -----------
Net income - as reported                              $ 3,164        $ 2,119         $ 7,504        $ 6,375
     Stock based compensation costs
     (income), net of income tax,
     included in net income as reported                   (5)          (219)             195           (69)
     Stock based compensation costs,
     net of income tax, that would have
     been included in net income if the
     fair value method had been applied                   424            278             494            516
                                                  ------------    -----------     -----------    -----------
Net income - proforma                                 $ 2,735        $ 1,622         $ 7,205        $ 5,790
                                                  ============    ===========     ===========    ===========

Basic earnings per share - as reported                $  0.19        $  0.14         $  0.48        $  0.42
     Stock based compensation costs
     (income), net of income tax,
     included in net income as reported                    --         (0.01)            0.01         (0.01)
     Stock based compensation costs,
     net of income tax, that would have
     been included in net income if the
     fair value method had been applied                  0.03           0.02            0.03           0.03
                                                  ------------    -----------     -----------    -----------
Basic earnings per share - proforma                   $  0.16        $  0.11         $  0.46        $  0.38
                                                  ============    ===========     ===========    ===========
Earnings per share-assuming dilution -                $  0.18        $  0.14         $  0.46        $  0.40
as reported
     Stock based compensation costs
     (income), net of income tax,
     included in net income as reported                    --         (0.01)            0.01             --
     Stock based compensation costs,
     net of income tax, that would have
     been included in net income if the
     fair value method had been applied                  0.02           0.02            0.03           0.03
                                                  ------------    -----------     -----------    -----------
Earnings per share - assuming dilution-
proforma                                              $  0.16        $  0.11         $  0.44        $  0.37
                                                  ============    ===========     ===========    ===========

The fair value of each option grant was estimated based on actual information available through September 30, 2003 and 2002 using the Black Scholes option-pricing model with the following assumptions:

Term                        Vesting period
Risk free interest rate     3.28% and 3.28% at September 30,2003 and 2002, respectively
Dividend yield              3.66% and 3.46% at September 30, 2003 and 2002, respectively
Volatility                  50.62% and 50.37% at September 30, 2003 and 2002, respectively

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others," an interpretation of FASB
Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates the disclosures to be made by a guarantor in its interim and annual financial

statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and have not had a material effect on the Company's consolidated results of operations, financial position or cash flows.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). This interpretation addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. Based on our current understanding, we do not expect
FIN 46 to have a significant impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Derivative Instruments and Hedging
Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149
requires that contracts with comparable characteristics be accounted for similarly and is effective for contracts entered into or modified after June 30,
2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard has not had a material impact on the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial
Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS
No. 150 is otherwise generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS
No. 150 on July 1, 2003 and this adoption did not have a material impact on the financial statements.

Note 9.  Long-Term Debt and Short-Term Debt

On May 1, 2003 in connection with the purchase of SKF's Veenendaal component manufacturing operations and SKF's 23 percent interest in Euroball, we entered into a new $90 million syndicated credit facility with AmSouth Bank ("AmSouth")
as the administrative agent and Suntrust Bank as the Euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million Euros ($29.6 million). This new financing arrangement replaces our prior credit facility with
AmSouth and Hypo Vereinsbank Luxembourg, S.A. The credit facility consists of a
$30.0 million revolver expiring on March 1, 2005, bearing interest at a floating rate equal to LIBOR (1.16% at September 30, 2003) plus an applicable margin of
1.25 to 2.0, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR (1.16% at September 30, 2003) plus an applicable margin of 1.25 to 2.0 and a 26.3 million ($29.6 million) Euros term loan expiring on May 1, 2008 which bears interest at a floating rate equal to
Euro LIBOR (2.13% at September 30, 2003) plus an applicable margin of 1.25 to
2.0. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in the Company's business. The credit agreement is un-collateralized except for the pledge of stock of certain foreign subsidiaries. We were in compliance with all such covenants as of September 30,
2003. In connection with this refinancing, capitalized costs in the amount of
$455,000 associated with the paid-off credit facilities were written-off during the three month period ended June 30, 2003 and are included as a component of other (income) expense.

On October 9, 2003, we acquired certain assets comprised of land, building and machinery and equipment of the precision ball operations of KLF - Gulickaren
("KLF"), based in Kysucke Nove Mesto, Slovakia. We paid consideration of approximately 1.7 million Euros ($2.0 million). The assets will be utilized by our newly established subsidiary AKMCH s.r.o. ("AKMCH") based in Kysucke Nove
Mesto, Slovakia, which will begin production in early 2004. The financial results of the operations will be included in our NN Europe Segment.

In connection with the acquisition of KLF's operations in Slovakia, on September
23, 2003 we entered into a $2.0 million short-term unsecured promissory note with AmSouth as the lender. This note, which bears interest at the prime rate
(4.0% at September 30, 2003), matured on November 14, 2003. We have extended the maturity date of this note for an additional 90 days.

Note 10.  Sale of Common Stock

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

Note 11. Subsequent Events

On October 9, 2003, we acquired certain assets comprised of land, building and machinery and equipment of the precision ball operations of KLF - Gulickaren
("KLF"), based in Kysucke Nove Mesto, Slovakia. We paid consideration of approximately 1.7 million Euros ($2.0 million). The assets will be utilized by our newly established subsidiary AKMCH based in Kysucke Nove Mesto, Slovakia, which will begin production in early 2004. The financial results of the operations will be included in our NN Europe Segment. See Note 9.

Note 12. Restatement

The Company has restated its Consolidated Financial Statements for the year ended December 31, 2002 and the three and nine months ended September 30, 2002 solely to amend the financial reporting of certain transactions related to the formation of Euroball on July 31, 2000 and the subsequent purchases of the minority interests held by INA/FAG and SKF on December 20, 2002 and May 2, 2003,
respectively. These restatements had no material effect on
the Company's reported net sales, gross profit, income from operations or cash flows for the three and nine month periods ended September 30,
2003 and September 30, 2002.

We have revised the valuation of the original purchase associated with the formation of Euroball in July 2000. This revision resulted in a reduction of goodwill of approximately 4,108 Euro ($3,792). Further, we increased stockholders' equity by approximately 10,044 Euro ($9,270) to reflect the amount by which the Company's proportionate interest in Euroball exceeded the book value of the net assets exchanged by the Company. As a result of these two adjustments, minority interest in consolidated subsidiaries has been reduced by approximately $7,421 at December 31, 2002, goodwill has decreased by $4,308 at
December 31, 2002 and paid-in-capital increased by $9,270 at December 31, 2002 from amounts previously reported. Comprehensive income has also been restated at
December 31, 2002 and for the three and nine months ended September 30, 2002 for foreign currency translation effects of these adjustments.

In the previously issued December 31, 2002 Consolidated Financial Statements, when the Company acquired the 23% interests in Euroball held by INA/FAG in
December 2002 and the 23% interest held by SKF in May 2003, the excess of minority interest in consolidated subsidiaries over the purchase price was recorded as a non-taxable gain in the amount of approximately $5,904 and $6,600, respectively. As restated in the accompanying Consolidated Financial Statements, the non-taxable gains have been excluded and the excess of the purchase price over the fair value of INA/FAG's 23% interest and SKF's 23% interest in the net assets of Euroball was allocated to goodwill. The resulting impact to the
Consolidated Financial Statements is an increase to goodwill of approximately
$1,517 and $3,667 and a decrease in retained earnings of approximately $5,904 and $12,504 at December 31, 2002 and September 30, 2003, respectively, and reversal of the gain previously recorded in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2002.

Additionally, the Company has reclassified minority interest in consolidated subsidiaries from a component of total liabilities to a separate line item in the Consolidated Balance Sheet at December 31, 2002.

Effect on selected Consolidated Financial Statement data as of December 31,
2002, 2001 and 2000:

                             Selected Consolidated Balance Sheet Data
                                          December 31, 2002
                                           (In thousands)
                                                               As Previously
                                                                   Reported     As Restated
                                                               -------------    ------------
      Goodwill                                                    $ 42,166        $ 39,374
      Total assets                                                 198,007         195,215
      Total liabilities                                            124,728         105,022
      Minority interest in consolidated subsidiaries                19,706          12,285
      Additional paid-in capital                                    31,187          40,457
      Retained earnings                                             44,888          38,984
      Accumulated other comprehensive loss                         (2,950)         (1,687)
      Total stockholders' equity                                    73,279          77,908
      Total liabilities and stockholders' equity                   198,007         195,215

               Selected Consolidated Statement of Income and Comprehensive Income Data
                                Three months ended September 30, 2002
                                           (In thousands)
                                                               As Previously
                                                                   Reported     As Restated
                                                               --------------   ------------
      Foreign currency translation                                  $ (66)         $ (125)
      Comprehensive income                                           2,053           1,994

                                Nine months ended September 30, 2002
                                           (In thousands)
                                                               As Previously
                                                                   Reported     As Restated
                                                               -------------    ------------
      Foreign currency translation                                 $ 1,268         $ 2,255
      Comprehensive income                                           7,643           8,630

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2003 Compared to the Three Months Ended
September 30, 2002

Net Sales. Net sales increased by approximately $17.1 million or 36.2% from
$47.5 million for the third quarter of 2002 to $64.6 million for the third quarter of 2003. By segment, net sales increased $1.2 million, and $16.0 million for the Domestic Ball and Roller Segment and the NN Europe Segment,
respectively. Net sales for the Plastic and Rubber Components Segment decreased by $0.1 million. Within the NN Europe Segment, $12.5 million of the increase is related to our May 2, 2003 acquisition of Veenendaal and the inclusion of three months of its operations. Of the remaining $3.5 million increase $3.2 million is related to the impact of currency exchange rates and $0.3 million is related to increased demand. Within the Domestic Ball and Roller Segment the $1.2 million increase is related to increased demand.

Cost of Goods Sold. Cost of goods sold increased by $14.7 million or 41.2% from
$35.6 million in the third quarter of 2002 to $50.3 million in the third quarter of 2003. By segment, cost of goods sold increased $1.2 million for the Domestic
Ball and Roller Segment, $0.2 million for the Plastic and Rubber Components
Segment and $13.3 million for the NN Europe Segment. Within the Domestic Ball and Roller Segment the increase is principally related to increased net sales demand. Within the NN Europe Segment, $10.2 million is related to the inclusion of Veenendaal results due to the May 2, 2003 acquisition, $2.5 million is related to impact of currency exchange rates and $0.6 million is principally related to increases in net sales demand and material surcharges. Within the
Plastic and Rubber Components Segment the increase is related to cost increases within the Guadalajara, Mexico facility.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.1 million, or 28.7%, from $4.1 million in the third quarter of 2002 to $5.2 million in the third quarter of 2003. By segment, selling, general and administrative expenses increased by $0.9 million and $0.3 million for the Domestic Ball and Roller Segment and the NN Europe
Segment, respectively. Within the NN Europe Segment, the inclusion of a full quarter of Veenendaal results due to the May 2, 2003 acquisition contributed
$0.9 million of the increase and the impact of currency exchange rates resulted in a $0.2 million increase. Selling, general and administrative expenses remained unchanged for the Plastic and Rubber Components Segment. As a
percentage of net sales, selling, general and administrative expenses decreased from 8.6% in the third quarter of 2002 to 8.1% in the third quarter of 2003.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.8 million, or 26.4%, from $2.8 million in the third quarter of 2002 to
$3.6 million in the third quarter of 2003. Within the NN Europe Segment the inclusion of a full quarter of Veenendaal results due to the May 2, 2003 acquisition contributed $0.6 million of the increase and currency impacts resulted in a $0.2 million increase. Depreciation and amortization expense remained unchanged for the Domestic Ball and Roller and Plastic and Rubber
Components Segments. As a percentage of net sales, depreciation and amortization decreased from 6.1% in the third quarter of 2002 to 5.6% in the third quarter of
2003.

Restructuring and Impairment Costs. Restructuring and impairment costs decreased by $0.2 million from $0 in the third quarter of 2002 to ($0.2 million) in the third quarter of 2003. The decrease is related to gains recorded during the third quarter of 2003 related to the disposition of certain previously impaired
NN Arte assets. Restructuring and impairment charges had no effect on net sales in the third quarter of 2002.

Interest Expense. Interest expense increased by $0.3 million from $0.6 million in the third quarter of 2002 to $0.9 million in the third quarter of 2003. The increase is attributed to increased debt levels due to the previously announced acquisition of Veenendaal during May 2003, the previously announced purchase of the 23% interest in Euroball held by INA/FAG during December 2002, and the previously announced purchase of the 23% interest in Euroball held by SKF during
May 2003.

Minority Interest in Consolidated Subsidiary. Minority interest of consolidated subsidiary decreased $0.6

million from $0.6 million in the third quarter of 2002 to $0 in the third quarter of 2003. This decrease is due entirely to the Euroball joint venture, which the Company has been required to consolidate since its formation on August
1, 2000. During the third quarter of 2002, minority interest in consolidated subsidiary represented the 46% of the shares of the joint venture held by the minority partners. On May 2, 2003 we purchased the 23% interest held by SKF. As previously announced, we purchased the 23% interest in Euroball held by INA/FAG on December 20, 2002. Effective May 2, 2003 and as of September 30, 2003, we own
100% of the shares of Euroball. Minority interest in consolidated subsidiary represents the combined interest in Euroball's earnings of the minority partner and the 49% interest in Arte's earnings of the minority partner (the 49%
interest in NN Arte's earnings is zero in the third quarter of 2002).

Net Income. Net income increased by $1.1 million, or 49.3%, from $2.1 million in the third quarter of 2002 to $3.2 million in the third quarter of 2003. As a percentage of net sales, net income increased from 4.5% in the third quarter of
2002 to 4.9% in the third quarter of 2003.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September
30, 2002

Net Sales. Net sales increased by approximately $42.6 million or 29.6% from
$143.8 million for the first nine months of 2002 to $186.4 million for the first nine months of 2003. By segment, net sales increased $38.2 million, $2.0 million and $2.4 million for the NN Europe Segment, the Plastic and Rubber Components
Segment and the Domestic Ball and Roller Segment, respectively. Within the NN
Europe Segment, $21.8 million of the increase is related to the inclusion of five months of Veenendaal results which we acquired on May 2, 2003, $14.4 million is related to currency impacts and $2.0 million is related to increases in demand. Within the Plastic and Rubber Components Segment and Domestic Ball
and Roller Segment the increase is principally related to increases in demand as well as new programs within the Plastic and Rubber Components Segment.

Cost of Goods Sold. Cost of goods sold increased by $35.5 million or 33.0% from
$107.3 million for the first nine months of 2002 to $142.8 million for the first nine months of 2003. By segment, cost of goods sold increased $1.9 million for the Domestic Ball and Roller Segment, $2.9 million for the Plastic and Rubber
Components Segment and $30.7 million for the NN Europe Segment. Within the
Domestic Ball and Roller Segment the increase is principally related to increased net sales demand. Within the NN Europe Segment, $18.2 million is related to the inclusion of Veenendaal results due to the May 2, 2003 acquisition, $10.8 million is related to impact of currency exchange rates and
$1.7 million is principally related to increases in net sales demand and material surcharges. Within the Plastic and Rubber Components Segment $0.2
million of the increase is related to cost increases and $0.1 million is related to inventory write-offs within the Guadalajara, Mexico facility and $2.1 of the increase is related to net sales demand related to other business units included in the Segment.

Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $2.3 million, or 17.6%, from $13.3 million for the first nine months of 2002 to $15.6 million for the first nine months of
2003. By segment, selling general and administrative expenses decreased $0.2 million for the Plastic and Rubber Components Segment due principally to staffing reductions. For the Domestic Ball and Roller Segment and the NN Europe
Segment, selling, general and administrative expenses increased $0.1 million and
$2.4 million, respectively. Within the Domestic Ball and Roller Segment the
increase of $0.1 million consists of $0.3 million of non-cash compensation charges associated with a portion of certain employee stock options offset by
$0.2 million of cost reductions. Within the NN Europe Segment, $1.6 million of the increase is related to the inclusion of five months of Veenendaal results which we acquired on May 2, 2003 and $1.1 million of the increase is related to currency impacts. As a percentage of net sales, selling, general and administrative expenses decreased from 9.3% for the first nine months of 2002 to
8.4% for the first nine months of 2003.

Depreciation and Amortization. Depreciation and amortization expenses increased by $1.8 million, or 20.9%, from $8.4 million in the first nine months of 2002 to
$10.2 million for the first nine months of 2003. Within the NN Europe Segments
$1.0 million of the increase is related to the inclusion of five months of
Veenendaal results due to the May 2, 2003 acquisition and $0.7 million of the increase is related to currency impacts. As a percentage of net sales, depreciation and amortization expenses decreased from 5.9% for the first nine months of 2002 to 5.5% for the first nine months of 2003.

Restructuring and Impairment Costs. Restructuring and impairment costs increased by $2.4 million from $0.1 million for the first nine months of 2002 to $2.5 million for the first nine months of 2003. The increase is related to the restructuring and impairment charges recorded in the second and third quarters of 2003 due to the previously announced closure of our Guadalajara, Mexico injection molding facility. The charges, net of gains recorded related to the disposition of certain assets, consist of $2.2 million related to asset write-downs to their estimated fair market values, including $1.3 million related to goodwill, and $0.9 million related to property, plant and equipment.
In addition, a $0.3 million charge related to employee severance costs and lease exit costs has been recorded.

Interest Expense. Interest expense increased by $0.3 million from $1.9 million for the first nine months of 2002 to $2.2 million for the first nine months of
2003. The increase is attributed to increased debt levels due to the previously announced acquisition of Veenendaal during May 2003, the previously announced purchase of the 23% interest in Euroball held by INA/FAG during December 2002, and the previously announced purchase of the 23% interest in Euroball held by
SKF during May 2003.

Minority Interest in Consolidated Subsidiary. Minority interest of consolidated subsidiary decreased $1.3 million from $2.0 million for the first nine months of
2002 to $0.7 million for the first nine months of 2003. This decrease is due entirely to the Euroball joint venture, which the Company has been required to consolidate since its formation on August 1, 2000. During the first nine months of 2002, minority interest in consolidated subsidiary represented the 46% of the shares of the joint venture held by the minority partners. During the first nine months of 2003, minority interest in consolidated subsidiary represents the 23%
of the shares of the joint venture held by SKF through May 2, 2003. On May 2,
2003 we purchased the 23% interest held by SKF. Effective May 2, 2003 and as of
September 30, 2003, we own 100% of the shares of Euroball. Minority interest in consolidated subsidiary represents the combined interest in Euroball's earnings of the minority partner and the 49% interest in NN Arte's earnings of the minority partner (the 49% interest in NN Arte's earnings is zero in the first nine months of 2002 and 2003).

Net Income. Net income increased by $1.1 million, or 17.7%, from $6.4 million in the first nine months of 2002 to $7.5 million in the first nine months of 2003.
As a percentage of net sales, net income decreased from 4.4% in the first nine months of 2002 to 4.0% in the first nine months of 2003.

Recent Developments

On October 9, 2003 we acquired certain assets comprised of land, building and machinery and equipment of the precision ball operations of KLF - Gulickaren
("KLF"), based in Kysucke Nove Mesto, Slovakia. We paid consideration of approximately 1.7 million Euros ($2.0 million). The assets will be utilized by our newly established subsidiary AKMCH based in Kysucke Nove Mesto, Slovakia, which will begin production in early 2004. The financial results of the operations will be included in our NN Europe Segment.

Liquidity and Capital Resources

In connection with the acquisition of KLF's operations in Slovakia, on September
23, 2003 we entered into a $2.0 million short-term promissory note with AmSouth
Bank ("AmSouth") as the lender. This note, which bears interest at the prime rate (4.0% at September 30, 2003), matures on November 14, 2003. We have extended the maturity of this note for an additional 90 days. See Note 9 and
Note 11 of the Notes to Consolidated Financial Statements.

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
The credit facility consists of a $30.0 million revolver expiring on March 1,
2005, bearing interest at a floating rate equal to LIBOR (1.16% at September 30,
2003) plus an applicable margin of 1.25 to 2.0, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR
(1.16% at September 30, 2003) plus an applicable margin of 1.25 to 2.0 and a
26.3 million ($29.6 million) Euros term loan expiring on May 1, 2008 which bears interest at a floating rate

equal to Euro LIBOR (2.13% at September 30, 2003) plus an applicable margin of
1.25 to 2.0. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. The credit facility is un-collateralized except for the pledge of stock of certain foreign subsidiaries. We were in compliance with all such covenants as of September 30,
2003.

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

We bill and receive payment from some of our customers in Euro as well as other currencies. To date, we have not been materially adversely affected by currency fluctuations. Nonetheless, as a result of these sales, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of September 30, 2003, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories, was $28.2 million at September 30, 2003 as compared to $21.2 million at December 31, 2002. The ratio of current assets to current liabilities decreased from 1.53:1 at December 31, 2002 to 1.45:1 at September 30, 2003. Cash
flow from operations decreased to $8.3 million during the first nine months of
2003 from $21.4 million during the first nine months of 2002.

During 2003, we plan to spend approximately $9.0 million to $10.0 million on capital expenditures of which approximately $7.1 million has been spent through
September 30, 2003 including the purchase of additional machinery and equipment for all of our domestic facilities as well as four European facilities. We intend to finance these activities with cash generated from operations and funds available under the credit facilities described above. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our working capital needs and projected capital expenditure requirements through December 2004.

The Euro

We currently have operations in Italy, Germany, Ireland, and The Netherlands, all of which are Euro participating countries, and sell product to customers in many of the participating countries. The Euro has been adopted as the functional currency at these locations.

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

Accounts Receivable. Substantially all of the Company's accounts receivable are due primarily from the served markets: bearing manufacturers, automotive industry, electronics, industrial, agricultural and aerospace. In establishing allowances for doubtful accounts, the Company performs credit evaluations of its customers, considering numerous inputs when available including the customers'
financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects. While management believes that adequate allowances for doubtful accounts have been provided in the Consolidated Financial Statements, it is possible that the Company could experience additional unexpected credit losses.

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

We do not have a hedging program in place associated with consolidating the operating results of our foreign businesses into U.S. Dollars. An increase in the value of the U.S. Dollar and/or the Euro relative to other currencies may adversely affect our ability to compete with our foreign-based competitors for international, as well as domestic, sales. In the first nine months of 2003, approximately 34% of the $42.6 million increase in revenues was attributable to favorable currency fluctuations. Also, a decline in the value of the Euro relative to the U.S. Dollar will negatively impact our consolidated financial results, which are denominated in U.S. Dollars.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to our use of certain financial instruments as well as transacting in various foreign currencies. To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At September
30, 2003, these borrowings included a $30 million term loan and a $30 million revolving credit facility which was used to maintain liquidity and fund our business operations. At September 30, 2003, we had $55.9 million outstanding under the domestic credit facilities and Euroball had 25.0 million Euro ($28.5 million) outstanding under the Euro term loan. At September 30, 2003, a one-percent increase in the interest rate charged on our outstanding borrowings under both credit facilities would result in interest expense increasing annually by approximately $0.8 million. In connection with a variable EURIBOR rate debt financing in July 2000 our majority owned subsidiary, Euroball entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for us to receive variable Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July
2006 and the notional amount amortizes in relation to principal payments on the underlying debt over the life of the swap. This original debt was repaid in May
2003, however, the swap remains pursuant to its original terms. On May 1, 2003, we entered into a new $90 million syndicated credit facility. This new financing arrangement replaces our prior credit facility with AmSouth and Euroball's credit facility with Hypo Vereinsbank Luxembourg, S.A., see "Management's
Discussion and Analysis of Financial

Condition and Results of Operations - Liquidity and Capital Resources". The
nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our NN Europe Segment, bills and receives payments from some of its foreign customers in their own currency. To date, we have not been materially adversely affected by currency fluctuations of foreign exchange restrictions. However, to help reduce exposure to foreign currency fluctuation, management has incurred debt in Euros and has periodically used foreign currency hedges. These currency hedging programs allow management to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency hedging instruments as of September 30, 2003.

Item 4.    Controls and Procedures

     a)   As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial
          Officer, of the effectiveness of the design and operation of the
          Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the "Exchange
          Act"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company
          (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

     b)   There have been no changes in this fiscal quarter in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Item 2.    Change in Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Other Information

None

Item 5.    Exhibits and Reports on Form 8-K.

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
          Sarbanes-Oxley Act.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of
          Sarbanes-Oxley Act.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of
          Sarbanes-Oxley Act.

     (b)  Reports on Form 8-K

          The Company furnished a Form 8-K, in response to Items 12 and 7, on
          July 29, 2003 announcing its second quarter 2003 earnings.

          The Company filed a Form 8-K, in response to Item 4, on August 25,
          2003 announcing the dismissal of KPMG LLP as the Company's independent auditors, following approval by the Audit Committee of the Company's
          Board of Directors.

          The Company filed an amended Form 8-K, in response to Items 4 and 7, on August 26, 2003 to file the letter from KPMG to the Securities and
          Exchange Commission.

          The Company filed a Form 8-K, in response to Item 4, on August 26,
          2003 announcing the appointment of PricewaterhouseCooopers LLP to serve as the Company's independent auditors for the year ending
          December 31, 2003, following approval by the Audit Committee of the
          Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           NN, Inc.

                                                          (Registrant)

Date:    January 30, 2004                            /s/ Roderick R. Baty
         ----------------                            ---------------------------
                                                     Roderick R. Baty,
                                                     Chairman, President and
                                                     Chief Executive Officer
                                                    (Duly Authorized Officer)

Date:    January 30, 2004                            /s/ David L. Dyckman
         ----------------                            ---------------------------
                                                        David L. Dyckman
                                              Vice President - Corporate Development
                                                       Chief Financial Officer
                                                     (Principal Financial Officer)
                                                       (Duly Authorized Officer)

Date:    January 30, 2004                            /s/ William C. Kelly, Jr.
         ----------------                           ---------------------------
                                                         William C. Kelly, Jr.,
                                                     Treasurer, Secretary and
                                                      Chief Administrative Officer
                                                      (Duly Authorized Officer)