Form 10-K
period 2003-12-31
NN INC
filed 2004-03-15
CIK 918541

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-K

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                       OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number 0-23486
                                                -------
                                   -----------
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

Yes    |X|       No    |_|

     The number of shares of the registrant's  common stock outstanding on March
11, 2004 was 16,711,958.

     The aggregate  market value of the voting stock held by  non-affiliates  of the  registrant  at March 11,  2004,  based on the  closing  price on the NASDAQ
National Market System on that date was approximately $125,809,512.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy  Statement with respect to the 2004 Annual Meeting of
Stockholders are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                     PART I

Item 1. Business Overview

     NN, Inc. manufactures and supplies high precision bearing components, consisting of balls, cylindrical rollers, tapered rollers, seals, and plastic and metal retainers, for leading bearing manufacturers on a global basis. We are a leading independent manufacturer of precision steel bearing balls for the
North American and European markets. In 1998, we began implementing a strategic plan designed to position us as a worldwide supplier of a broad line of bearing components and other precision plastic components. Through a series of acquisitions executed as part of that plan, we have built on our strong core ball business and expanded our bearing component product offering. Today, we offer among the industry's most complete line of commercially available bearing components. We emphasize engineered products that take advantage of our competencies in product design and tight tolerance manufacturing processes. Our bearing customers use our components in fully assembled ball and roller bearings, which serve a wide variety of industrial applications in the transportation, electrical, agricultural, construction, machinery, mining and aerospace markets. As used in this Annual Report on Form 10-K, the terms "NN",
"the Company", "we", "our", or "us" mean NN, Inc. and its subsidiaries.

     For managerial and financial analysis purposes, management views the
Company's operation in three segments: the domestic ball and roller operations of Erwin, Tennessee and Mountain City, Tennessee ("Domestic Ball and Roller
Segment"), the European facilities of Kilkenny, Ireland, Eltmann, Germany and
Pinerolo, Italy, Veenendaal, The Netherlands and Kysucke Nove Mesto, Slovakia
("NN Europe Segment" or "NN Europe") and the operations of Industrial Molding
Corporation ("IMC"), The Delta Rubber Company ("Delta") and NN Arte ("Plastic
and Rubber Components Segment"). Financial information about the Domestic Ball and Roller Segment, the NN Europe Segment and the Plastic and Rubber Components
Segment is set forth in Note 11 of the Notes to Consolidated Financial
Statements.

Recent Developments

     On May 2, 2003, we acquired the 23 percent interest in NN Euroball, ApS
("Euroball") held by AB SKF ("SKF"). Euroball was formed in 2000 by the Company,
FAG Kugelfischer George Schaefer AG, which was subsequently acquired by INA -
Schaeffler KG (collectively, "INA/FAG"), and AB SKF ("SKF"). SKF is a global bearing manufacturer and one of our largest customers. We paid approximately
13.8 million Euros ($15.6 million) for SKF's interest in Euroball. Following the closing of the transaction, we own 100 percent of the outstanding shares of
Euroball.

     On May 2, 2003 we acquired 100 percent of the tapered roller and metal cage manufacturing operation of SKF in Veenendaal, The Netherlands. The results of
Veenendaal's operations have been included in the consolidated financial statements since that date. We paid consideration of approximately 23.0 million
Euros ($25.7 million) and incurred other costs of approximately $1.0 million, for the Veenendaal net assets acquired from SKF. The Veenendaal operation manufactures rollers for tapered roller bearings and metal cages for both tapered roller and spherical roller bearings allowing us to expand our bearing component offering. The financial results of the Veenendaal operation are included in the NN Europe Segment.

     On October 9, 2003, we acquired certain assets comprised of land, building and machinery and equipment of the precision ball operations of KLF - Gulickaren
("KLF"), based in Kysucke Nove Mesto, Slovakia. We paid consideration of approximately 1.7 million Euros ($2.0 million). The assets will be utilized by our newly established subsidiary AKMCH ("NN Slovakia") based in Kysucke Nove
Mesto, Slovakia, which is expected to begin production in 2004. The financial results of the operations are included in our NN Europe Segment.

Corporate Information

     NN, originally organized in October 1980, is incorporated in Delaware, with our principal executive offices located at 2000 Water's Edge Drive, Johnson
City, Tennessee 37604 and our telephone number is (423) 743-9151. Our web site address is www.nnbr.com. Information contained on our web site is not part of this Annual Report. Our annual report on Form 10-K, as amended, quarterly reports on Form 10-Q, as amended, current reports on Form 8-K and amendments thereto are available on our web site under "SEC Reports." Prior to February 5,
2003, these reports were available through a hyperlink to a third-party service which provided limited free access to such reports. We believed that such hyperlink

provided unlimited free access to our filings with the Commission; however, this hyperlink did not provide unlimited free access to the reports. Therefore, the amendments to our Form 10-Q and Form 10-K filed on November 22, 2002 and our
Forms 8-K filed December 9, 2002 and December 20, 2002 were not available free of charge to all viewers through our web site. After February 5, 2003, our hyperlink provides unlimited free access to our filings with the Commission on our web site under "SEC Reports".

Products

     Precision Steel Balls. At our Domestic Ball and Roller Segment facilities and our NN Europe Segment facilities, we manufacture and sell high quality, precision steel balls in sizes ranging in diameter from 1/8 of an inch to 12 1/2 inches. We produce and sell balls in grades ranging from grade 3 to grade 1000, as established by the American Bearing Manufacturers Association. The grade number for a ball or a roller indicates the degree of spherical or cylindrical precision of the ball or roller; for example, grade 3 balls are manufactured to within three-millionths of an inch of roundness and grade 50 rollers are manufactured to within fifty-millionths of an inch of roundness. Our steel balls are used primarily by manufacturers of anti-friction bearings where precise spherical, tolerance and surface finish accuracies are required. At our Domestic
Ball and Roller Segment, sales of steel balls accounted for approximately 86%,
88% and 89% of the segment's net sales in 2003, 2002 and 2001, respectively. At our NN Europe Segment, sales of steel balls accounted for approximately 76%,
100% and 100% of the segment's net sales in 2003, 2002 and 2001, respectively.

     Steel Rollers. We manufacture cylindrical rollers at our Erwin, Tennessee facility. These cylindrical rollers are produced in a wide variety of sizes, ranging from grade 50 to grade 1000. Rollers are used in place of balls in anti-friction bearings that are subjected to heavy load conditions. Our roller products are used primarily for applications similar to those of our ball product lines, plus certain non-bearing applications such as hydraulic pumps and motors. We manufacture tapered rollers at our Veenendaal, The Netherlands facility. These tapered rollers are used in tapered roller bearings that are used in a variety of applications including automotive gearbox applications, automotive wheel bearings and a wide variety of industrial applications.

     Bearing Seals. We manufacture and sell a wide range of precision bearing seals produced through a variety of compression and injection molding processes and adhesion technologies to create rubber-to-metal bonded bearing seals. The seals are used in applications for automotive, industrial, agricultural, mining and aerospace markets.

     Retainers: We manufacture and sell precision metal and plastic retainers for ball and roller bearings used in a wide variety of industrial applications.
Retainers are used to separate and space balls or rollers within a fully assembled bearing. We manufacture plastic retainers at our Lubbock, Texas facility and metal retainers at our Veenendaal, The Netherlands facility.

     Precision Plastic Components. We also manufacture and sell a wide range of specialized plastic products including automotive under-the-hood components, electronic instrument cases and precision electronic connectors and lenses, as well as a variety of other specialized parts.

     Research and Development. The amount spent on research and development activities by us during each of the last three fiscal years are not material.

Customers

     Our bearing component products are supplied primarily to bearing manufacturers for use in a broad range of industrial applications, including transportation, electrical, agricultural, construction, machinery, mining and aerospace. We supply over 500 customers; however, our top 10 customers account for approximately 77% of our revenue. These top 10 customers include SKF,
INA/FAG, Timken, Torrington, GKN, SNR, Iljin, NTN, Delphi, Automotive Products
and NSK. In 2003, 34% of our products were sold to customers in North America,
53% to customers in Europe, and the remaining 13% to customers located throughout the rest of the world, primarily Asia. Sales to various U.S. and foreign divisions of SKF accounted for approximately 42% of net sales in 2003 and sales to INA/FAG accounted for approximately 16% of net sales in 2003, demonstrating our long-term, strategic relationships with these key customers.
Historically, we have increased our supply to SKF and INA/FAG on an annual basis and we have more than tripled our sales to these two companies since 1999. These gains are directly attributed to the success of Euroball, Veenendaal and our efforts to develop a closer partnering relationship with our global bearing customers. None of our other customers accounted for more than 5% of our net sales in 2003.

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

     Veenendaal has entered into a five-year supply agreement with SKF providing for the purchase of Veenendaal products in amounts and at prices that are subject to adjustment on an annual basis. The agreement contains provisions obligating Veenendaal to maintain specified quality standards and comply with various ordering and delivery procedures, as well as other customary provisions.
This agreement expires during 2008.

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

     During 2003, the Domestic Ball and Roller Segment sold its products to more than 250 customers located in more than 25 different countries. Approximately
54% of the Domestic Ball and Roller Segments net sales in 2003 were to customers outside the United States. Sales to the Domestic Ball & Roller Segment's top ten
customers accounted for approximately 72% of the segment's net sales in 2003.
Sales to SKF and INA/FAG accounted for approximately 26% and 14% of the segment's net sales in 2003, respectively.

     During 2003, the NN Europe Segment sold its products to more than 70 customers located in more than 30 different countries. Approximately 87% of its net sales in 2003 were to customers within Europe. Sales to the segment's top ten customers accounted for approximately 95% of the segment's net sales in
2003. Sales to SKF and INA/FAG accounted for approximately 63% and 18% of the segment's net sales in 2003, respectively. Sales to SKF and INA/FAG are made pursuant to the terms of supply agreements which expire in 2006 and 2008.

     During 2003, the Plastic and Rubber Components Segment sold its products to more than 100 customers located in more than 10 different countries.
Approximately 20% of the Plastics Segment's net sales were to customers outside the United States. Sales to the segment's top ten customers accounted for approximately 67% of the Plastics Segment's net sales in 2003.

     See Note 11 of the Notes to Consolidated Financial Statements and
"Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Results of Operations" for additional segment financial information. In both the foreign and domestic markets, the Company principally sells its products directly to manufacturers and not to distributors.

     The following table presents a breakdown of our net sales for fiscal years
2001 through 2003:

      (In Thousands)
                                                    2003             2002             2001
                                                ------------    -------------    ------------

      Domestic Ball and Roller Segment             $ 55,437        $  52,634       $  52,692
                                                      21.9%            27.3%           29.3%

      NN Europe Segment                             147,127           90,653          86,719
                                                      58.0%            47.0%           48.1%

      Plastic and Rubber Components Segment          50,898           49,569          40,740
                                                      20.1%            25.7%           22.6%
                                                ------------    -------------    ------------

      Total                                        $253,462        $ 192,856       $ 180,151
                                                ============    =============    ============

                                                       100%             100%            100%
                                                ============    =============    ============
Sales and Marketing

     A primary emphasis of our marketing strategy is to expand key customer relationships by offering them the value of a single supply chain partner for a wide variety of components. As a result, we have progressed toward integrating our sales organization on a global basis across all of our product lines. Our sales organization includes eight direct sales and 12 customer service representatives. Due to the technical nature of many of our products, our engineers and manufacturing management personnel also provide technical sales support functions, while internal sales employees handle customer orders and other general sales support activities.

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

     As shown in the chart below, the addition of the plastic and metal retainer, tapered roller and seal product lines have further enhanced many of our key customer relationships, making us a more complete and integrated supplier of bearing component parts.

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
Timken       USA            Global bearing manufacturer            X              X           X
Delphi       USA            Automotive component supplier          X              X           X
Iljin        Korea          Global bearing manufacturer            X
NSK          Japan          Global bearing manufacturer            X                          X
Koyo         Japan          Global bearing manufacturer            X              X           X
GKN          Germany        Global bearing manufacturer            X

     Our arrangements with our domestic customers typically provide that payments are due within 30 days following the date of shipment of goods. With respect to foreign customers, payments generally are due within 90 to 120 days following the date of shipment in order to allow for additional freight time and customs clearance. For customers that participate in our Domestic Ball and
Roller Segment's inventory management program, sales are recorded when the customer uses the product. See "Business -- Customers" and "Management's
Discussion and Analysis of Financial Condition and Results of Operations --
Liquidity and Capital Resources."

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

Employees

     As of December 31, 2003, we employed a total of 1,715 full-time employees.
Our Domestic Ball and Roller Segment employed 257 workers, the NN Europe Segment employed 1,023 workers, our Plastic and Rubber Components Segment employed 428 workers, and there were 7 employees at the Company's corporate headquarters. Of our total employment, 17% are management/staff employees and 83% are production employees. We believe we are able to attract and retain high quality employees because of our quality reputation, technical expertise, history of financial and operating stability, attractive employee benefit programs, and our progressive, employee-friendly working environment. Only the employees in the Eltmann,
Germany, Pinerolo, Italy, and Veenendaal, The Netherlands plants are unionized and we have never experienced any involuntary work stoppages. We consider our relations with our employees to be excellent.

Competition

     The precision ball and roller and metal retainer industry is intensely competitive, and many of our competitors have greater financial resources than we do. Our primary domestic competitor is Hoover Precision Products, Inc., a division of Tsubakimoto Precision Products Co. Ltd. Our primary foreign competitors are Amatsuji Steel Ball Manufacturing Company, Ltd. and Tsubakimoto
Precision Products Co. Ltd.

     We believe that competition within the precision ball, roller and metal retainer market is based principally on quality, price and the ability to consistently meet customer delivery requirements. Management believes that our competitive strengths are our precision manufacturing capabilities, our reputation for consistent quality and reliability, and the productivity of our workforce.

     The markets for the Plastic and Rubber Components Segment's products are also intensely competitive. Since the plastic injection molding industry is currently very fragmented, IMC must compete with numerous companies in each of its marketing segments. Many of these companies have substantially greater financial resources than we do and many currently offer competing products nationally and internationally. IMC's primary competitor in the bearing retainer segment is Nakanishi Manufacturing Corporation. Domestically, Nypro, Inc. and
Key Plastics are the main competitors in the automotive segment.

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

     While intensely competitive, the markets for Delta's products are less fragmented than IMC. The bearing seal market is comprised of approximately six major competitors that range from small privately held companies to Fortune 500 global enterprises. Bearing seal manufacturers compete on design, service, quality and price. Delta's primary competitors in the United States bearing seal market are Freudenburg-NOK, Chicago Rawhide Industries (an SKF subsidiary),
Trostel, and Uchiyama.

Raw Materials

     The primary raw material used in our Domestic Ball and Roller Segment and
NN Europe Segment is 52100 Steel. During 2003, approximately 98% and 99% of the steel used by these two segments, respectively, was 52100 Steel in rod and wire form. Our other steel requirements include type 440C stainless steel and type S2 rock bit steel.

     The Domestic Ball and Roller Segment purchases substantially all of its
52100 Steel requirements from foreign mills in Europe and Japan because of the lack of domestic producers of such steel in the form we require. The principal suppliers of 52100 Steel to the Domestic Ball and Roller Segment are Daido Steel
Inc. (America), Shinso Steel America, Lucchini USA Inc. (affiliate of Ascometal
France) and Ohio Star Forge Co. The NN Europe Segment purchases all of its 52100
Steel requirements from European mills. The principal supplier of 52100 Steel to the NN Europe Segment is Ascometal France (See Note 14 of the Notes to
Consolidated Financial Statements). Our other steel requirements are purchased principally from foreign steel manufacturers. There are a limited number of suppliers of the 52100 Steel that we use in our Domestic Ball and Roller and NN
Europe Segments. We believe that if any of our current suppliers were unable to supply 52100 Steel to us, we would be able to obtain our 52100 Steel requirements from alternate sources. We cannot provide assurances that we would not face higher costs or production interruptions as a result of obtaining 52100
Steel from alternate sources.

     We allocate steel purchases among suppliers on the basis of price and, more significantly, composition and quality. The pricing arrangements with our suppliers are typically subject to adjustment once every six months for the
Domestic Ball and Roller Segment. Steel pricing is contractually adjusted on an annual basis within the NN Europe Segment. Scrap surcharges are adjusted quarterly based upon market activity in the preceding quarter. In general, we do not enter into written supply agreements with suppliers or commit to maintain minimum monthly purchases of steel except for the supply arrangements between
Ascometal and Euroball (see Note 14 of the Notes to Consolidated Financial
Statements). For the Domestic Ball and Roller and NN Europe Segments, the
average price of 52100 Steel increased approximately 3.2% in 2003, decreased approximately 2.5% in 2002, and increased approximately 1.9% in 2001.

     Because 52100 Steel is principally produced by foreign manufacturers, the
Company's operating results would be negatively affected in the event that the
U.S. or European governments imposes any significant quotas, tariffs or other duties or restrictions on the import of such steel, if the U.S. dollar decreases in value relative to foreign currencies or if supplies available to us would significantly decrease. On March 6, 2002, the U.S. government adopted legislation that imposed certain tariffs on the import of certain foreign produced steel into the United States. Because the vast majority of the 52100
Steel we use was exempted from these recent U.S. tariffs on imported steel, we were not materially affected by related import regulations.

     In 2001, we established a supply alliance with The Torrington Company, which was acquired by the Timken Company in February 2003, to leverage our combined supply requirements. The purchasing entity is empowered to negotiate and execute supply agreements for both companies. Because we both use similar raw materials from many common sources, we believe the potential synergies in raw material procurement will be of value.

     The primary raw materials used by IMC are engineered resins. Injection grade nylon is utilized in bearing retainers, gears, automotive and other industrial products. We purchase substantially all of our resin requirements from domestic manufacturers and suppliers. The majority of these suppliers are international companies with resin manufacturing facilities located throughout the world. We experienced price decreases for engineered resins of approximately
1.0% in 2003, price decreases of approximately 2.5% in 2002, and price increases of approximately 4.3% in 2001.

     Delta uses certified vendors to provide a custom mix of proprietary rubber compounds. Delta also procures metal stampings from several domestic suppliers.
We experienced price decreases for Delta's raw materials of approximately 2.5%
in 2003 and 0% in 2002 and 2001.

     For the Plastic and Rubber Components Segment, we base purchase decisions on price, quality and service. Generally, we do not enter into written supply contracts with our suppliers or commit to maintain minimum monthly purchases of resins. The pricing arrangements with our suppliers typically can be adjusted at anytime.

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

Seasonal Nature of Business

     Historically, due to a substantial portion of sales to European customers, seasonality has been a factor for our business in that some European customers typically significantly reduce their production activities during the month of
August.

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

Executive Officers of the Registrant

     Our executive officers are:

     Name                     Age     Position

     Roderick R. Baty          50     Chairman of the Board, Chief Executive
                                      Officer, President and Director
     Frank T. Gentry, III      48     Vice President - Manufacturing
     Robert R. Sams            46     Vice President - Market Services
     David L. Dyckman          39     Vice President - Corporate Development and
                                      Chief Financial Officer
     William C. Kelly, Jr.     45     Treasurer, Secretary and Chief
                                      Administrative Officer
     Charles C. Leach          46     Vice President/General Manager - Industrial
                                      Molding Corporation
     Paul N. Fortier           42     Vice President/General Manager - Delta
                                      Rubber Company
     Dario E. Galetti          49     Managing Director - NN Europe

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

     Frank T. Gentry, III, was originally appointed Vice President -
Manufacturing in August 1995. Mr. Gentry is responsible for the global operations of the Ball and Roller and NN Europe Segments. Mr. Gentry's
responsibilities include purchasing, inventory control and transportation. Mr.
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
In February 1995, Mr. Kelly was elected Treasurer and Assistant Secretary. In
March 1999 he was elected Secretary of NN and still serves in that capacity as well as that of Treasurer. Prior to joining NN, Mr. Kelly served from 1988 to
1993 as a Staff Accountant and as a Senior Auditor with the accounting firm of
PricewaterhouseCoopers LLP.

     Charles C. Leach was named Vice President and General Manager - IMC in
January of 2002. Prior to being named Vice President and General Manager, from
1989 to 2002 Mr. Leach held increasingly responsible positions in materials, manufacturing, and operations management at IMC.

     Paul N. Fortier was appointed Vice President and General Manager - Delta in
May 2001 shortly after the Company's acquisition of Delta in February 2001.
Prior to joining the Company, from 1988 to 2001, Mr. Fortier held a variety of quality, manufacturing, marketing, and general management positions with Siemens in its precision materials and general lighting divisions.

     Dario Galetti was named Managing Director - Euroball in August 2000. From
1993 to 2000, he served as the Factory Manager Director of SKF's Pinerolo, Italy
ball facility. From 1990 to 1993 he was Factory Manager of the SKF Bari Bearing
Factory.

Item 2. Properties

     The Company has two operating domestic ball manufacturing facilities located in Erwin, Tennessee and Mountain City, Tennessee. Rollers are produced only at the Erwin, Tennessee facility. Production began in early 1996 at the
Mountain City facility. During December 2001, we ceased production and closed our facility in Walterboro, South Carolina. The Walterboro, South Carolina
facility is classified as held for sale at December 31, 2003 and 2002.

     The Erwin and Mountain City plants currently have approximately 125,000 and
86,400 square feet of manufacturing space, respectively. The Erwin plant is located on a 12 acre tract of land owned by the Company and the Mountain City plant is located on an eight acre tract of land owned by the Company.

     Through Euroball we manufacture precision steel balls in three manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany and
Pinerolo, Italy. The facilities currently have approximately 125,000, 175,000 and 330,000 square feet of manufacturing space, respectively. The Kilkenny facility is located on a two acre tract owned by Euroball, the Eltmann facility is leased from FAG and the Pinerolo facility is located on a nine acre tract owned by Euroball.

     Our Veenendaal, The Netherlands operation manufactures rollers for tapered roller bearings and metal retainers in two facilities. The facilities, owned by the Company, have approximately 107,000 and 52,000 square feet of manufacturing space, respectively.

     Our Kysucke Nove Mesto, Slovakia operation, expected to begin production in
2004, will be engaged in the production of precision steel balls. The facility, owned by the Company, has approximately 135,000 square feet of manufacturing space.

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

     No matters were submitted for a vote of stockholders during the fourth quarter of 2003.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     Since the Company's initial public offering in 1994, the Common Stock has been traded on the Nasdaq National Market under the trading symbol "NNBR." Prior to such time there was no established market for the Common Stock. As of March
11, 2004, there were approximately 4,500 holders of the Common Stock.

     The following table sets forth the high and low closing sales prices of the
Common Stock, as reported by Nasdaq, and the dividends paid per share on the
Common Stock during each calendar quarter of 2003, 2002 and 2001.

                                   Close Price
                           High           Low     Dividend
2003
First Quarter            $10.00         $8.01           $0.08
Second Quarter            12.66          9.35            0.08
Third Quarter             13.75         11.12            0.08
Fourth Quarter            12.90         10.70            0.08

2002
First Quarter            $11.00         $9.15           $0.08
Second Quarter            12.80          9.68            0.08
Third Quarter             12.45          8.08            0.08
Fourth Quarter            10.10          6.98            0.08

2001
First Quarter            $ 9.17         $6.53           $0.08
Second Quarter            10.81          6.50            0.08
Third Quarter             10.84          7.25            0.08
Fourth Quarter            11.30          7.75            0.08

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
Additionally, the terms of the Company's revolving credit facility restrict the declaration and payment of dividends in excess of certain amounts specified in the credit agreement in any fiscal year. The amount of consolidated retained earnings which represents undistributed earnings of 50 percent or less owned persons accounted for by the equity method is zero at December 31, 2003, 2002 and 2001. For further description of the Company's revolving credit facility, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations - Liquidity and Capital Resources" herein.

Item 6. Selected Financial Data

     The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the Consolidated Financial
Statements and the Notes thereto included as Item 8. The data set forth below as of December 31, 2003 and for the year then ended has been derived from the
Consolidated Financial Statements of the Company which have been audited by
PricewaterhouseCoopers LLP, independent auditors, whose report thereon is included as part of Item 8. The data below as of December 31, 2002, 2001 and
2000 and for the periods then ended has been derived from the Consolidated
Financial Statements of the Company, which have been audited by KPMG LLP, independent auditors. The data below as of December 31, 1999 and for the year then ended has been derived from the Consolidated Financial Statements of the
Company, which have been audited by PricewaterhouseCoopers LLP, independent auditors. These historical results are not necessarily indicative of the results to be expected in the future. See "Management's Discussion and Analysis of
Financial Condition and Results of Operations."

(In Thousands, Except Per Share Data)                                             Year Ended December 31,

                                                            2003               2002              2001            2000             1999
Statement of Income Data:
Net sales                                                 $253,462           $192,856          $180,151        $132,129         $85,294
Cost of products sold (exclusive of depreciation
   shown separately below)                                 195,650            144,274           137,221          93,926          59,967
Selling, general and administrative expenses                21,700             17,134            16,752          11,571           6,854
Depreciation and amortization                               13,836             11,212            13,150           9,165           6,131
Restructuring and impairment costs                           2,498              1,277             2,312              --              --
                                                      -------------      -------------    --------------    ------------    ------------
Income from operations                                      19,778             18,959            10,716          17,467          12,342
Interest expense                                             3,247              2,451             4,196           1,773             523
Equity in earnings of unconsolidated affiliate                  --                 --                --            (48)              --
Net gain on involuntary conversion                              --                 --           (3,901)           (728)              --
Other income                                                  (48)              (487)             (186)           (136)              --
                                                      -------------      -------------    --------------    ------------    ------------
Income before provision for income taxes                    16,579             16,995            10,607          16,606          11,819
Provision for income taxes                                   5,726              6,457             4,094           5,959           4,060
Minority interest in income of consolidated
   subsidiary                                                  675              2,778             1,753             660              --
                                                      -------------      -------------    --------------    ------------    ------------
Income before cumulative effect of change in
   accounting principle                                     10,178              7,760             4,760           9,987           7,759

Cumulative effect of change in accounting
   principle, net of income tax benefit of $112
   and related minority interest impact of $84                  --                 --                98              --              --
                                                      -------------      -------------    --------------    ------------    ------------
Net income                                                $ 10,178           $  7,760          $  4,662        $  9,987         $ 7,759
                                                      =============      =============    ==============    ============    ============

Basic income per share:
Income before cumulative effect of change in
   accounting principle                                   $   0.64           $   0.51          $   0.31        $   0.66          $ 0.52
Cumulative effect of change in accounting
    principle                                                   --                 --            (0.01)              --              --
                                                      -------------      -------------    --------------    ------------    ------------
   Net income                                             $   0.64           $   0.51          $   0.31        $   0.66          $ 0.52
                                                      =============      =============    ==============    ============    ============

Diluted income per share:
Income before cumulative effect of change in
   accounting principle                                   $   0.62           $   0.49          $   0.31        $   0.64          $ 0.52
Cumulative effect of change in accounting
    principle                                                   --                 --            (0.01)              --              --
                                                      -------------      -------------    --------------    ------------    ------------
   Net income                                             $   0.62           $   0.49          $   0.30        $   0.64         $  0.52
                                                      =============      =============    ==============    ============    ============

Dividends declared                                        $   0.32           $   0.32          $   0.32        $   0.32         $  0.32
                                                      =============      =============    ==============    ============    ============
Weighted average number of shares
   outstanding - Basic                                      15,973             15,343            15,259          15,247          15,021
                                                      =============      =============    ==============    ============    ============
Weighted average number of shares
   outstanding - Diluted                                    16,379             15,714            15,540          15,531          15,038
                                                      =============      =============    ==============    ============    ============

(In Thousands, Except Per Share Data)

                                                                    Year Ended December 31,

                                               2003         2002             2001             2000             1999
Balance Sheet Data:
Current assets                              $ 88,419     $ 61,412         $ 55,617         $ 63,866         $ 34,397
Current liabilities                           62,694       40,234           32,534           33,840           10,478
Total assets                                 266,417      195,215          184,477          183,951           91,363
Long-term debt                                69,752       46,135           47,661           50,515           17,151
Stockholders' equity                         106,468       77,908           70,982           74,675           60,128

     On October 9, 2003, we acquired certain assets comprised of land, building and machinery and equipment of the precision ball operations of KLF - Gulickaren
("KLF"), based in Kysucke Nove Mesto, Slovakia.

     On May 2, 2003 we acquired 100% of the tapered roller and metal cage manufacturing operations of SKF in Veenendaal, The Netherlands.

     On May 2, 2003 we acquired the 23% interest in Euroball, held by SKF. Upon consummation of this transaction, we became the sole owner of Euroball.

     On December 20, 2002 we completed the purchase of the 23% interest in
Euroball held by INA/FAG. As a result of this transaction, we own 77% of the shares of Euroball.

     Effective January 1, 2002 we adopted the provision of Statement of
Financial Accounting Standards (SFAS) No. 142. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. See Note 1 of the Notes to Consolidated Financial Statements.

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

     You should carefully consider the following risks and uncertainties, and all other information contained in or incorporated by reference in this annual report on Form 10-K, before making an investment in our common stock. Any of the following risks could have a material adverse effect on our business, financial condition or operating results. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

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

     The steel that we use to manufacture precision balls and rollers is of an extremely high quality and is available from a limited number of producers on a global basis. Due to quality constraints in the U.S. steel industry, we obtain substantially all of the steel used in our U.S. ball and roller production from overseas suppliers. In addition, we obtain substantially all of the steel used in our European ball production from a single European source. If we had to obtain steel from sources other than our current suppliers, particularly in the case of our European operations, we could face higher prices and transportation costs, increased duties or taxes, and shortages of steel. Problems in obtaining steel, and particularly 52100 chrome steel, in the quantities that we require and on commercially reasonable terms, could increase our costs, adversely impacting our ability to operate our business efficiently and have a material adverse effect on the operating and financial results of our Company.

     We depend heavily on a relatively limited number of customers, and the loss of any major customer would have a material adverse effect on our business.

     Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 42% of consolidated net sales in 2003, and sales to INA/FAG accounted for approximately
16% of consolidated net sales in 2003. During 2003, our ten largest customers accounted for approximately 77% of our consolidated net sales. None of our other customers individually accounted for more than 5% of our consolidated net sales for 2003. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.

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

     Acquiring businesses that complement or expand our operations has been and continues to be an important element of our business strategy. This strategy calls for growth through acquisitions constituting approximately three-fourths of our future growth, with the remainder resulting from internal growth and market penetration. We bought our plastic bearing component business in 1999, formed Euroball with our two largest bearing customers, SKF and INA/FAG, in 2000 and acquired our bearing seal operations in 2001. During 2002, we purchased
INA/FAG's minority interest in Euroball and during 2003 we purchased SKF's minority interest in Euroball and SKF's tapered roller and metal cage manufacturing operations in Veenendaal, The Netherlands. See Note 2 of the Notes
to Consolidated Financial Statements. We cannot assure you that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future. In addition, we may borrow funds to acquire other businesses, increasing our interest expense and debt levels.
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

     We have expanded our ball and roller production facilities and capacity over the last several years. During 1997, we built an additional manufacturing plant in Kilkenny, Ireland, and we continued this expansion in 2000 through the formation of Euroball with SKF and INA/FAG. Our ball and roller production facilities have not always operated at full capacity and from time to time our results of operations have been adversely affected by the under-utilization of our production facilities, and we face risks of further under-utilization or inefficient utilization of our production facilities in future years.

     The price of our common stock may be volatile.

     The market price of our common stock could be subject to significant fluctuations and may decline. Among the factors that could affect our stock price are:

     •    our operating and financial performance and prospects;

     •    quarterly variations in the rate of growth of our financial indicators, such as earnings per share, net income and revenues;

     •    changes in revenue or earnings estimates or publication of research reports by analysts;

     •    loss of any member of our senior management team;

     •    speculation in the press or investment community;

     •    strategic actions by us or our competitors, such as acquisitions or restructurings;

     •    sales of our common stock by stockholders;

     •    general market conditions; and

     •    domestic and international economic, legal and regulatory factors unrelated to our performance.

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

Overview and Management Focus

     Our strategy and management focus is based upon the following long-term objectives:

     •    Captive growth, providing a competitive and attractive alternative to the operations of our global customers

     •    Expansion of our bearing product offering, and

     •    Global expansion of our manufacturing base to better address the global requirements of our customers

     Management generally focuses on these trends and relevant market indicators:

     •    Global industrial growth and economics

     •    Global automotive production rates

     •    Costs subject to the global inflationary environment, including, but not limited to:

     •         Raw material

     •         Wages and benefits, including health care costs

     •         Energy

     •    Trends related to manufacturing's geographic migration of competitive manufacturing

     •    Regulatory environment for United States public companies

     •    Currency and exchange rate movements and trends

     •    Interest rate levels and expectations

     Management generally focuses on the following key indicators of operating performance:

     •    Sales growth

     •    Cost of products sold levels

     •    Selling, general and administrative expense levels

     •    Net income

     •    Cash flow from operations and capital spending

     Our core business is the manufacture and sale of high quality, precision steel balls and rollers. In 2003, sales of balls and rollers accounted for approximately 76% of the Company's total net sales with 63% and 13% of sales from balls and rollers, respectively. Sales of metal bearing retainers accounted for 4% and sales of precision molded plastic and rubber parts accounted for the remaining 20%. See Note 11 of the Notes to Consolidated Financial Statements.

     Since our formation in 1980 we have grown primarily through the displacement of captive ball manufacturing operations of domestic and international bearing manufacturers resulting in increased sales of high precision balls for quiet bearing applications. Management believes that our core business sales growth since our formation has been due to our ability to capitalize on opportunities in global markets and provide precision products at competitive prices, as well as our emphasis on product quality and customer service.

     In 1997, we recognized changing dynamics in the marketplace, and as a result, developed and began implementing an extensive long-term growth strategy building upon our core business and leveraging our inherent strengths to better serve our global customer base. As part of this strategy, we sought to augment our intrinsic growth with complementary acquisitions that fit specific criteria.

     On July 4, 1999, we acquired substantially all of the assets of Earsley
Capital Corporation, formerly known as Industrial Molding Corporation ("IMC")
for consideration of approximately $30.0 million. Formed in 1947, IMC provides full-service design and manufacture of plastic injection molded components to the bearing, automotive, electronic, leisure and consumer markets with an emphasis on value-added products that take advantage of its capabilities in product

development, tool design and tight tolerance molding processes. IMC operates two manufacturing facilities in Lubbock, Texas. During 2003, IMC sold its products to more than 60 customers in 12 different countries.

     On July 31, 2000, we formed a majority owned stand-alone company in Europe,
NN Euroball ApS ("Euroball"), for the manufacture and sale of chrome steel balls used for ball bearings and other products. As a result of this transaction, we owned 54% of Euroball. AB SKF and FAG Kugelfisher Georg Shafer AG, the parent companies of SKF and FAG respectively each owned 23% of Euroball. As part of the transaction, Euroball acquired the ball factories located in Pinerolo, Italy
(previously owned by SKF), Eltmann, Germany (previously owned by FAG), and
Kilkenny, Ireland (previously owned by the Company). Acquisition financing of approximately 31.5 million Euro (approximately $29.7 million) was drawn at closing, and the credit facility provided for additional working capital expenditure financing. In connection with this transaction, total equity, specifically additional paid in capital, increased by 10.0 million Euros ($9.3 million) to reflect the increase in our proportionate interest in Euroball as related to our 54% ownership as more fully detailed in Note 2 to the
Consolidated Financial Statements. We have always consolidated Euroball due to our majority ownership and have accounted for the acquisitions of the Pinerolo,
Italy and Eltmann, Germany ball factories in a manner similar to the purchase method of accounting. On December 20, 2002 we completed the purchase of the 23%
interest held by INA/FAG. We paid approximately 13.4 million Euros ($13.8 million) for INA/FAG's interest in Euroball. The excess of the purchase price paid to INA/FAG for its 23% interest over fair value of INA/FAG's 23% interest in the net assets of Euroball of approximately $1.5 million has been allocated to goodwill (see Note 2 of the Notes to Consolidated Financial Statements). On
May 2, 2003 we acquired the 23% interest in Euroball held by SKF. We paid approximately 13.8 million Euros ($15.6 million) for SKF's interest in Euroball.
The excess of the purchase price paid to SKF for its 23% interest over the fair value of SKF's 23% interest in the net assets of Euroball of approximately $2.1 million was allocated to goodwill.

     On February 16, 2001, we completed the acquisition of all of the outstanding stock of The Delta Rubber Company, a Connecticut corporation
("Delta"), for $22.5 million in cash. Delta provides high quality engineered bearing seals and other precision-molded rubber products to original equipment manufacturers. Delta operates two manufacturing facilities in Danielson,
Connecticut. We have accounted for this acquisition using the purchase method of accounting.

     On September 11, 2001, we announced the closing of our Walterboro, South
Carolina ball manufacturing facility effective December 2001. The closing was made as part of our strategy to redistribute our global production in order to better utilize capacity and serve the needs of our worldwide customers. The precision ball production of the Walterboro facility has been fully absorbed by our remaining U.S. ball & roller manufacturing facilities located in Erwin and
Mountain City, Tennessee. In 2002 and 2001 we recorded before tax charges associated with the closing of $1.3 million and $1.9 million, respectively. In
2001, this amount includes a $1.1 million before-tax charge for the recording of impairment on our manufacturing facility located in Walterboro, South Carolina and $0.8 million related to employee severance costs. In 2002, this amount includes a $0.6 million before-tax charge for the recording of an additional impairment on the facility, a $0.6 million before-tax charge for the recording of impairment on the machinery and equipment and a $0.1 million charge related to employee severance costs. There were no impairment charges related to these assets recorded in 2003. These amounts are reflected as restructuring and impairment costs in the accompanying Consolidated Statements of Income. The building along with certain machinery and equipment are held for sale as of
December 31, 2003. These assets have an aggregate carrying value of $1.8 million. The financial results of this operation have been reflected in the
Domestic Ball and Roller Segment. See Note 11 of the Notes to Consolidated
Financial Statements.

     Effective December 21, 2001, we sold our minority interest in Jiangsu
General Ball & Roller Company, LTD, a Chinese ball and roller manufacturer located in Rugao City, Jiangsu Province, China. To effect the transaction, we sold our 50% ownership in NN General, LLC, which owns a 60% interest in the
Jiangsu joint venture to our partner, General Bearing Corporation for cash of
$0.6 million and notes of $3.3 million. In 2001, we recorded a non-cash after-tax loss on sale of the investments in this joint venture of $0.2 million.

     On May 2, 2003 we acquired 100% of the tapered roller and metal cage manufacturing operations of SKF in Veenendaal, The Netherlands. The results of
Veenendaal's operations have been included in the consolidated financial statements since that date. We paid consideration of approximately 23.0 million
Euros ($25.7 million) and incurred other costs of approximately $1.0 million, for the Veenendaal net assets acquired from SKF. The Veenendaal operation manufactures rollers for tapered roller bearings and metal cages for both tapered roller and spherical roller bearings allowing us to expand our bearing component offering. The financial results of the Veenendaal operation are included in the NN Europe Segment.

     On October 9, 2003, we acquired certain assets comprised of land, building and machinery and equipment of the precision ball operations of KLF - Gulickaren
("KLF"), based in Kysucke Nove Mesto, Slovakia. We paid consideration of approximately 1.7 million Euros ($2.0 million). The assets will be utilized by our newly established subsidiary NN Slovakia

based in Kysucke Nove Mesto, Slovakia, which will begin production in 2004. The financial results of the operations are included in our NN Europe Segment.

     The implementation and successful execution of this acquisition strategy to date has allowed the Company to expand its global presence and positions the
Company for continued global growth and expansion into core served markets.

Critical Accounting Policies

     Our significant accounting policies, including the assumptions and judgment underlying them, are disclosed in Note 1 of the Notes to Consolidated Financial
Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and post-retirement benefits. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding the Company's business operations, financial condition and results of operations. There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies.

Accounts Receivable. Accounts receivable are recorded upon recognition of a sale of goods and ownership is assumed by the customer. Substantially all of the
Company's accounts receivable are due primarily from the core served markets:
bearing manufacturers, automotive industry, electronics, industrial, agricultural and aerospace. Due to the Chapter 7 voluntary bankruptcy of one IMC customer and other write-offs, the Company experienced $1.7 million of bad debt expense during 2001, $0.1 million during 2002 and $0.1 million during 2003. In establishing allowances for doubtful accounts, the Company continuously performs credit evaluations of its customers, considering numerous inputs when available including the customers' financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects. Accounts receivable are written off when considered to be uncollectible. While management believes that adequate allowances for doubtful accounts have been provided in the Consolidated
Financial Statements, it is possible that the Company could experience additional unexpected credit losses.

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

Impairment of Long-Lived Assets. The Company's long-lived assets include property, plant and equipment. The recoverability of the long-term assets is dependent on the performance of the companies which the Company has acquired, as well as volatility inherent in the external markets for these acquisitions. In assessing potential impairment for these assets the Company will consider these factors as well as forecasted financial performance. For assets held for sale, appraisals are relied upon to assess the fair market value of those assets. The
Company estimates that if the assets held for sale were classified as held and used, depreciation expense would have increased approximately $0.1 million during 2003. Future adverse changes in market conditions or adverse operating results of the underlying assets could result in the Company having to record additional impairment charges not previously recognized.

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

                                                                  As a percentage of Net Sales
                                                                     Year Ended December 31,

                                                                2003            2002          2001
                                                            ------------    -----------    ----------
Net sales                                                        100.0%         100.0%        100.0%
Cost of product sold (exclusive of depreciation shown
   separately below)                                               77.2           74.8          76.2
Selling, general and administrative expenses                        8.6            8.9           9.3
Depreciation and amortization                                       5.4            5.8           7.3
Restructuring and impairment costs                                  1.0            0.7           1.3
                                                            ------------    -----------    ----------
Income from operations                                              7.8            9.8           5.9
Interest expense                                                    1.3            1.3           2.3
Net gain on involuntary conversion                                   --             --         (2.2)
Other income                                                         --          (0.3)         (0.1)
                                                            ------------    -----------    ----------
Income before provision for income taxes                            6.5            8.8           5.9
Provision for income taxes                                          2.2            3.4           2.3
Minority interest in income of consolidated subsidiary              0.3            1.4           1.0
                                                            ------------    -----------    ----------
Income before cumulative effect of change in accounting
   principle                                                        4.0            4.0           2.6
Cumulative effect of change in accounting principle, net
   of income tax benefit of $112 and related minority
   interest impact of $84                                            --             --            --
                                                            ------------    -----------    ----------
Net income                                                         4.0%           4.0%          2.6%
                                                            ============    ===========    ==========

Off Balance Sheet Arrangements

     We have operating lease commitments for machinery, office equipment, manufacturing and office space which expire on varying dates. The following is a schedule by year of future minimum lease payments as of December 31, 2003 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

                             Year ended December 31,
        ----------------------------------------------------------------

             2004                                       $     2,354
             2005                                             2,086
             2006                                             1,806
             2007                                             1,770
             2008                                             1,768
             Thereafter                                      17,263
                                                         -------------

                   Total minimum lease payments           $  27,046
                                                         =============

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

     Net Sales. Our net sales increased by $60.6 million or 31.4% from $192.9 million in 2002 to $253.5 million in 2003. Net sales of the NN Europe Segment increased $56.5 million or 62.3% from $90.7 million in 2002 to $147.2 million in
2003. Sales from our Veenendaal, The Netherlands tapered roller and metal retainer operation acquired on May 2, 2003 accounted for $35.1 million of the increase. Impacts of foreign currency translation within the NN Europe segment contributed $18.7 million of the increase. The remaining increase of $2.7 million is a result of increased product demand. Net sales of the Domestic Ball and Roller Segment increased $2.8 million or 5.3% from $52.6 million in 2002 to
$55.4 million in 2003. Net sales of the Plastics and Rubber Components Segment increased $1.3 million or 2.7% from $49.6 million in 2002 to $50.9 million in
2003. Sales increases in these two segments are a result of increased product demand.

     Cost of Products Sold. Our cost of products sold increased by $51.3 million or 35.6% from $144.3 million in 2002 to $195.7 million in 2003. Cost of products sold of the NN Europe Segment increased $46.4 million or 68.4% from $67.9 million in 2002 to $114.3 million in 2003. Cost of products sold from our
Veenendaal, The Netherlands operation accounted for $29.2 million of the increase and impacts of foreign currency translation accounted for $14.7 million of the increase. The remaining increase of $2.5 million within the NN Europe segment is principally attributed to increased product demands and material cost increases. Cost of products sold of the Domestic Ball and Roller Segment increased by $2.6 million due to production costs associated with increased product demand of approximately $1.9 million and increases in material costs and export costs of approximately $0.7 million. Cost of products sold of the
Plastics and Rubber Components Segment increased $2.3 million due to production costs associated with increased product demand of approximately $1.0 million,
$0.1 million related to inventory impairment charges due to the closing of our
NN Arte business in Guadalajara, Mexico, and $1.2 million due to product mix and insurance expense increases. As a percentage of sales, cost of products sold increased from 74.8% in 2002 to 77.2% in 2003.

     The price of steel has risen over the last twelve to eighteen months with
2004 prices expected to reflect even greater increases. Prior to that time, steel prices had gradually declined since approximately 1997. The increase is principally due to general increases in global demand and, more recently, due to
China's increased consumption of steel. This has had the impact of increasing scrap surcharges we pay in procuring our steel. Our contracts with key customers allow us to pass a majority of the steel price increases we incur on to those customers. However, by contract, material price changes in any given year are passed along with price adjustments in January of the following year. Until the current increases are able to be passed through to our customers, income from operations, net income and cash flow from operations will be adversely affected.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.6 million or 26.7% from $17.1 million during 2002 to $21.7 million during 2003. Selling, general and administrative expenses of the NN Europe Segment increased $3.8 million principally due to the acquisition of Veenendaal on May 2, 2003 contributing $2.6 million of the increase and impacts of foreign currency translation accounting for $1.5 million of the increase, offset by decreased spending of $0.2 million. Selling, general and administrative expenses of the Domestic Ball and Roller Segment increased by
$0.9 million over 2002 spending levels. The increase is attributed to non-cash compensation charges associated with a portion of employee stock options accounted for under the variable accounting method of $0.4 million, certain audit and legal charges of $0.3 million and corporate development initiatives of
$0.2 million. Selling, general and administrative expenses decreased by $0.1 million within the Plastic and Rubber Components Segment. As a percentage of net sales, selling, general and administrative costs decreased from 8.9% in 2002 to
8.6% in 2003.

     Depreciation and Amortization. Depreciation and amortization expense increased $2.6 million or 23.4% from $11.2 million in 2002 to $13.8 million in
2003. Depreciation and amortization expense of the NN Europe Segment increased
$2.8 million. Of this amount, $1.5 million is related to the acquisition of
Veenendaal on May 2, 2003 and impacts of foreign currency translation accounting for $1.0 million of the increase. The other $0.1 million is related to capital spending increases. Offsetting this amount was a decrease in depreciation and amortization expense in the Plastic and Rubber Components Segment of $0.2 million related to decreased capital spending within this segment. There was no change to depreciation and amortization expense within the Domestic Ball and
Roller Segment.

     Interest Expense. Interest expense increased $0.8 million or 32.5% from
$2.5 million in 2002 to $3.3 million in 2003. Interest expense increased $0.9 million related to additional borrowings necessary to fund the May 2, 2003 acquisition of Veenendaal and $0.8 million related to the purchase of the minority interests in Euroball held by INA/FAG and SKF on December 20, 2002 and
May 2, 2003, respectively. Offsetting these increases was a decrease interest expense of $0.9 million due to debt principal payments and decreased interest rates.

     Minority Interest in Consolidated Subsidiary. Minority interest in consolidated subsidiary decreased $2.1 million or 75.7% from $2.8 million in
2002 to $0.7 million in 2003. The decrease is attributed to the purchase of the minority interests in Euroball held by INA/FAG and SKF on December 20, 2002 and
May 2, 2003, respectively. As of May 2, 2003 we became the sole owner of
Euroball.

     Net Income. Net income increased $2.4 million or 31.2% from $7.8 million in
2002 to $10.2 million in 2003. As a percentage of net sales, net income was 4.0%
in both 2002 and 2003.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     Net Sales. The Company's net sales increased $12.7 million or 7.1% from
$180.2 million in 2001 to $192.9 million in 2002. The inclusion of a full year of Delta contributed $2.5 million of the increase. Increased demand and new programs within the Plastic and Rubber Components Segment contributed $6.3 million of the increase. Additionally, the impact of foreign currency translation within the NN Europe Segment contributed $4.5 million of the increase. In addition to these increases were contractual price decreases and modest volume improvements in the NN Europe Segment resulting in a net decrease of $0.6 million.

     Cost of Products Sold. Cost of products sold increased by $7.1 million, or
5.1%, from $137.2 million in 2001 to $144.3 million in 2002. The inclusion of a full year of Delta, acquired in February, 2001, contributed $5.1 million of the increase. Additionally, increases in demand within the Plastics and Rubber
Components Segment, offset by cost reduction efforts, increased cost of products sold by $1.4 million. Impacts related to foreign currency translation increased cost of products sold in the NN Europe Segment by $3.3 million which was offset, in part, by cost reduction programs of $2.2 million. Additionally, within the
Domestic Ball and Roller Segment principally related to the closing of our
Walterboro, South Carolina ball production facility cost of products sold decreased $0.5 million. As a percentage of net sales, cost of products sold decreased from 76.2% in 2001 to 74.8% in 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative costs increased by $0.4 million, or 2.3%, from $16.8 million in
2001 to $17.1 million in 2002. The inclusion of a full year of Delta contributed
$0.1 million of the increase. Advisory services principally associated with the previously announced desire of certain original founders of the Company to liquidate their holdings in the Company's stock contributed $0.3 million of the increase. Other increases totaling $0.5 million are primarily attributable to incentive based compensation throughout the Company and initiatives at Euroball.
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

     Minority Interest in Consolidated Subsidiary. Minority interest of consolidated subsidiary increased $1.0 million from $1.8 million in 2001 to $2.8 million in 2002. This increase is due entirely to the Euroball joint venture which has been consolidated since its formation, August 1, 2000. The Company is required to consolidate Euroball in its Consolidated Financial Statements due to
its majority ownership. At December 31, 2002, the Company owned 77% of the shares of the joint venture with the remaining minority partner owning the remaining 23%. Minority interest in consolidated subsidiary represents the combined interest in Euroball's earnings of the minority partners and the 49%
interest in NN Arte's earnings of the minority partner (the 49% interest in NN
Arte's earning is zero in 2002 and 2001). See "Management's Discussion and
Analysis of Financial Condition and Results of Operations - Overview".

     Net Income. Net income increased $3.0 million, or 66.5% from $4.8 million in 2001 to $7.8 million in 2002. As a percentage of net sales, net income increased from 2.6% in 2001 to 4.0% in 2002.

     Liquidity and Capital Resources

     On May 1, 2003 in connection with the purchase of SKF's Veenendaal component manufacturing operations and SKF's 23 percent interest in Euroball, we entered into a new $90 million syndicated credit facility with AmSouth Bank
("AmSouth") as the administrative agent and Suntrust Bank as the Euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million Euros
($29.6 million). This new financing arrangement replaces our prior credit facility with AmSouth and Hypo Vereinsbank Luxembourg, S.A. The credit facility consists of a $30.0 million revolver expiring on March 1, 2005, bearing interest at a floating rate equal to LIBOR (1.15% at December 31, 2003) plus an applicable margin of 1.25 to 2.0, a $30.4 million term loan expiring on May 1,
2008, bearing interest at a floating rate equal to LIBOR (1.15% at December 31,
2003) plus an applicable margin of 1.25 to 2.0 and a 26.3 million ($29.6 million) Euros term loan expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.12% at December 31, 2003) plus an applicable margin of 1.25 to 2.0. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain a minimum fixed charge coverage ratio, must not exceed a maximum funded indebtedness to EBITDA ratio as well as a maximum funded indebtedness to capitalization ratio and limits the amount of capital expenditures we may make in any fiscal year. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. The credit agreement is un-collateralized except for the pledge of stock of certain foreign subsidiaries. Additionally, the terms of our revolving credit facility restrict the declaration and payment of dividends in excess of certain amounts specified in the credit agreement. As of December 31, 2003, we were not in compliance with certain technical, non-financial covenants. Subsequently, the necessary waivers, effective as of December 31, 2003, have been received from the participating banks. Except for certain technical, non-financial covenants, we were in compliance with all such covenants as of December 31, 2003. In connection with this refinancing, capitalized costs in the amount of approximately $0.5 million associated with the paid-off credit facilities were written-off and are included as a component of other (income) expense. We incurred approximately $0.9 million of debt issue costs as a result of entering into this credit facility.

     During May 2003, we completed a public offering of 3.6 million shares of our stock by a group of selling shareholders. We did not receive any proceeds from the sale of the shares previously held by the group of selling shareholders, however, the underwriters did exercise their over-allotment option of 533,600 shares, which were offered by us. Net proceeds received by us in connection with the exercise of the over-allotment option were approximately
$5.1 million, net of issue costs. Per the terms of our credit facility, we repaid a portion of our credit facility with these proceeds.

     To date, cash generated by NN Europe and its subsidiaries has been used exclusively for general, NN Europe-specific purposes including investments in property, plant and equipment and prepayment of the Euro term loan, which is secured by NN Europe and its subsidiaries. Accordingly, no dividends have been declared or paid by NN Europe that may have been used by the Company to pay down our domestic credit facilities.

     The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with foreign customers (other than foreign customers that have entered into an inventory management program with the
Company) generally provide that payments are due within 90 or 120 days following the date of shipment. Under the Domestic Ball and Roller Segments inventory management program with certain European customers, payments typically are due within 30 days after the customer uses the product. The Company's sales and receivables can be influenced by seasonality due to the Company's relative percentage of European business coupled with many foreign customers ceasing production during the month of August. For information concerning the Company's quarterly results of operations for the years ended December 31, 2003 and 2002, see Note 15 of the Notes to Consolidated Financial Statements.

     The Company bills and receives payment from some of its foreign customers in Euro as well as other currencies. To date, the Company has not been materially adversely affected by currency fluctuations or foreign exchange restrictions. Nonetheless, as a result of these sales, the Company's foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of December 31, 2003, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or
Euro against foreign currencies could impair the ability of the Company to compete with international competitors for foreign as well as domestic sales.

     Working capital, which consists principally of accounts receivable and inventories, was $25.7 million at December 31, 2003 as compared to $21.2 million at December 31, 2002 and $23.1 million at December 31, 2001. The ratio of current assets to current liabilities decreased from 1.71:1 at December 31, 2001 to 1.53:1 at December 31, 2002 and to 1.41:1 at December 31, 2003. Cash flow from operations decreased to $19.6 million during 2003 from $31.1 million during
2002 and $24.6 million during 2001. Contributing to this change were initial working capital requirements at our Veenendaal operation acquired in May 2003 of approximately $2.7 million, increased working capital requirements, principally inventory and accounts receivable, due to the geographic expansion of the customer base, principally within the Domestic Ball and Roller Segment of approximately $5.6 million and increased working capital requirements within NN
Europe and Plastics and Rubber Components Segment of approximately $0.9 million and $2.3 million, respectively.

     During 2004, we plan to spend approximately $9.0 million on capital expenditures related primarily to equipment and process upgrades and replacements and approximately $5.0 million principally related to geographic expansion of our manufacturing base. We intend to finance these activities with cash generated from operations and funds available under our credit facilities.
The Company believes that funds generated from operations and borrowings will be sufficient to finance the Company's working capital needs and projected capital expenditure requirements through December 2004.

     The table below sets forth certain of the Company's contractual obligations and commercial commitments as of December 31, 2003:

=========================== ================================================================================
         Certain                                        Payments Due by Period
 Contractual Obligations
=========================== ================================================================================
                                 Total        Less than 1      1-3 years       3-5 years     After 5 years
                                                 year
=========================== ================ ============== ================ =============== ===============
Long-Term Debt                     $ 82,477       $ 12,725         $ 55,450        $ 14,302              --
=========================== ================ ============== ================ =============== ===============
Short-Term Debt                       2,000          2,000               --              --              --
=========================== ================ ============== ================ =============== ===============
Operating Leases                     27,047          2,354            3,892           3,538          17,263
=========================== ================ ============== ================ =============== ===============
Other Long-Term
Obligations                          47,751         23,639           24,112              --              --
=========================== ================ ============== ================ =============== ===============
Total Contractual Cash             $159,275       $ 40,718         $ 83,454        $ 17,840        $ 17,263
Obligations
=========================== ================ ============== ================ =============== ===============

     Other Long-Term Obligations consist of steel purchase commitments at the NN
Europe Segment (See Note 14 of the Notes to Consolidated Financial Statements.)

The Euro

     The Company currently has operations in Ireland, Germany, Italy and The
Netherlands, all of which are Euro participating countries, and, each facility sells product to customers in many of the participating countries. The Euro has been adopted as the functional currency at all locations in the NN Europe
Segment, except Slovakia whose functional currency is the Slovak Korona. Current plans call for Slovakia to join the European Union in May 2004 and to adopt the
Euro as its functional currency at a later date.

Seasonality and Fluctuation in Quarterly Results

     The Company's net sales historically have been seasonal in nature, due to a significant portion of the Company's sales being to European customers that cease or significantly slow production during the month of August. For information concerning the Company's quarterly results of operations for the years ended December 31, 2003 and 2002, see Note 15 of the Notes to Consolidated
Financial Statements.

Inflation and Changes in Prices

     While the Company's operations have not been materially affected by inflation during recent years, prices for 52100 Steel, engineered resins and other raw materials purchased by the Company are subject to material change, see
"Management's Discussion and Analysis of Financial Condition and Results of
Operations - Overview and Management Focus". For example, during 1995, due to an increase in worldwide demand for 52100 Steel and the decrease in the value of the United States dollar relative to foreign currencies, the Company experienced an increase in the price of 52100 Steel and some difficulty in obtaining an adequate supply of 52100 Steel from its existing suppliers. In our U.S.
operations our typical pricing arrangements with steel suppliers are subject to adjustment once every six months. The Company's NN Europe Segment has entered into long term agreements with its primary steel supplier which provide for standard terms and conditions and annual pricing adjustments to offset material price fluctuations in steel and quarterly scrap surcharge adjustments. The
Company typically reserves the right to increase product prices periodically in the event of increases in its raw material costs. In the past, the Company has been able to minimize the impact on its operations resulting from the 52100
Steel price fluctuations by taking such measures. However, by contract, material price changes in any given year are passed along with price adjustments in
January of the following year. Certain sales agreements are in effect with SKF and INA/FAG, which provide for minimum purchase quantities and specified, annual sales price adjustments that may be modified up or down for changes in material costs. These agreements expire during 2006 and 2008.

Recently Issued Accounting Standards

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

     As a result of adopting these standards in the first quarter of 2002, the
Company no longer amortizes goodwill. The Company estimates that amortization expense for goodwill would have been approximately $1.6 million ($0.9 million net of tax and minority interest) and $1.9 million ($1.1 million net of tax and minority interest) for the twelve-month period ended December 31, 2002 and 2003, respectively.

     In July 2001, the FASB issued Statement of Financial Accounting Standards
No. 143, "Accounting For Asset Retirement Obligations." This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of the Statement is required for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company's financial condition.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections". SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classifications gains and losses from extinguishment of debt as extraordinary items. Additionally, the SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is applicable for the Company at the beginning of fiscal year 2003, with the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. The adoption of SFAS
145 did not have a material impact on the Company's financial condition or results of operations.

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

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others," an interpretation of FASB
Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

     In December 2003, the FASB issued Financial Interpretation No. 46(R),
"Consolidation of Variable Interest Entities," ("FIN 46(R)"). This
interpretation addresses consolidation by business enterprises of variable interest entities with certain defined characteristics and replaces Financial
Interpretation No. 46. We do not expect FIN 46(R) to have a significant impact on the Company's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Derivative Instruments and
Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149
requires that contracts with comparable characteristics be accounted for similarly and is effective for contracts entered into or modified after June 30,
2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard has not had a material impact on the Company's financial condition.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity". SFAS
No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS
No. 150 is otherwise generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS
No. 150 on July 1, 2003 and this adoption did not have a material impact on the
Company's financial condition.

     In December 2003 the FASB issued SFAS No. 132 (revised 2003), "Employers'
Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132
revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No.
88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit
Pensions Plans and for Termination Benefits, and No. 106, "Employers' Accounting
for Postretirement Benefits Other Than Pensions". SFAS No. 132 requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. With certain exceptions, principally related to disclosure requirements of foreign plans,
SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. As of December 31, 2003, we have complied with the requirement of SFAS No. 132.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to changes in financial market conditions in the normal course of our business due to our use of certain financial instruments as well as transacting in various foreign currencies. To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At December
31, 2003, these

borrowings included a $30.4 million term loan, a $30 million revolving credit facility, and a 26.3 million Euro ($29.6 million) term loan which was used to maintain liquidity and fund our business operations. At December 31, 2003, we had $54.3 million outstanding under the domestic credit facilities and Euroball had 22.3 million Euro ($28.2 million) outstanding under the Euro term loan.
Additionally, at December 31, 2003, we had $2.0 million outstanding under short term borrowings. At December 31, 2003, a one-percent increase in the interest rate charged on our outstanding borrowings under both credit facilities would result in interest expense increasing annually by approximately $0.8 million. In connection with a variable EURIBOR rate debt financing in July 2000 our majority owned subsidiary, Euroball entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for us to receive variable Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to principal payments on the underlying debt over the life of the swap. This original debt was repaid in May 2003, however, the swap remains pursuant to its original terms. On May 1, 2003, we entered into a new
$90 million syndicated credit facility. This new financing arrangement replaces our prior credit facility with AmSouth and Euroball's credit facility with Hypo
Vereinsbank Luxembourg, S.A., see "Management's Discussion and Analysis of
Financial Condition and Results of Operations - Liquidity and Capital
Resources". The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

     Translation of the Company's operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our NN Europe
Segment bills and receives payment from some of its foreign customers in their own currency. To date, the Company has not been materially adversely affected by currency fluctuations of foreign exchange restrictions. However, to help reduce exposure to foreign currency fluctuation, management has incurred debt in Euros and periodically used foreign currency hedges. These currency hedging programs allow management to hedge currency exposures when these exposures meet certain discretionary levels. The Company did not hold a position in any foreign currency hedging instruments as of December 31, 2003.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Financial Statements                                                                                   Page

          Report of Independent Auditors for the year ended December 31,
          2003................................................................29

          Report of Independent Auditors for the years ended December 31,
          2002 and 2001.......................................................30

          Consolidated Balance Sheets at December 31, 2003 and
          2002................................................................31

          Consolidated Statements of Income and Comprehensive Income for the
          three years ended December 31,
          2003................................................................32

          Consolidated Statements of Changes in Stockholders' Equity for the
          three years ended December 31,
          2003................................................................33

          Consolidated Statements of Cash Flows for the three years ended
          December 31,
          2003................................................................34

          Notes to Consolidated Financial
          Statements..........................................................35

                         Report of Independent Auditors

To the Board of Directors and
Shareholders of NN, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NN,
Inc. and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 26, 2004

                          Independent Auditors' Report

The Board of Directors
NN, Inc.:

We have audited the accompanying consolidated balance sheet of NN, Inc. as of
December 31, 2002 and the related consolidated statements of income and comprehensive income, consolidated statements of changes in stockholders'
equity, and consolidated statements of cash flows for each of the years in the two year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NN, Inc. as of
December 31, 2002 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in
2002 and changed its method of accounting for derivative instruments and hedging activities in 2001.

                                       /s/ KPMG LLP

Charlotte, North Carolina
February 24, 2003

                                    NN, Inc.
                          Consolidated Balance Sheets
                           December 31, 2003 and 2002
                     (In thousands, except per share data)

Assets                                                           2003             2002
                                                            -------------    --------------
Current assets:
  Cash and cash equivalents                                    $   4,978         $   5,144
  Accounts receivable, net                                        40,864            28,965
  Inventories, net                                                36,278            23,402
  Other current assets                                             4,698             2,501
  Current deferred tax asset                                       1,601             1,400
                                                            -------------    --------------
     Total current assets                                         88,419            61,412

Property, plant and equipment, net                               128,996            88,199
Assets held for sale                                               1,805             2,214
Gooddwill                                                         42,893            39,374
Other non-current assets                                           4,304             4,016
                                                            -------------    --------------
Total assets                                                   $ 266,417         $ 195,215
                                                            =============    ==============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                             $ 32,867          $ 22,983
   Bank overdraft                                                     --                37
   Accrued salaries, wages and benefits                           12,032             6,354
   Payable to affiliates                                              --               566
   Short term loans                                                2,000                --
   Current maturities of long-term debt                           12,725             7,000
   Other liabilities                                               3,070             3,294
                                                            -------------    --------------
      Total current liabilities                                   62,694            40,234

Non-current deferred tax liability                                13,423             9,334
Long-term debt                                                    69,752            46,135
Accrued pension and other                                         14,080             9,319
                                                            -------------    --------------
Total liabilities                                                159,949           105,022
                                                            -------------    --------------

Minority interest in consolidated subsidiaries                        --            12,285
                                                            -------------    --------------

Commitments and Contingencies (Note 14)

Stockholders' equity:
   Common stock - $0.01 par value, authorized 45,000 shares,
    issued and outstanding 16,712 shares in 2003 and,
    15,370 shares in 2002                                            168               154
   Additional paid-in capital                                     52,960            40,457
   Retained earnings                                              43,931            38,984
   Accumulated other comprehensive income (loss)                   9,409           (1,687)
                                                            -------------    --------------
      Total stockholders' equity                                 106,468            77,908
                                                            -------------    --------------
      Total liabilities and stockholders' equity               $ 266,417         $ 195,215
                                                            =============    ==============

           See accompanying notes to consolidated financial statements

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                  Years ended December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

                                                       2003            2002            2001
                                                   -----------     -----------      ----------

Net sales                                           $ 253,462       $ 192,856       $ 180,151
Cost of products sold (exclusive of depreciation      195,658         144,274         137,221
   shown separately below)
Selling, general and administrative                    21,700          17,134          16,752
Depreciation and amortization                          13,836          11,212          13,150
Restructuring and impairment costs                      2,490           1,277           2,312
                                                   -----------     -----------     -----------
Income from operations                                 19,778          18,959          10,716

Interest expense                                        3,247           2,451           4,196
Net gain on involuntary conversion                         --              --         (3,901)
Other income                                             (48)           (487)           (186)
                                                   -----------     -----------     -----------
Income before provision for income taxes               16,579          16,995          10,607
Provision for income taxes                              5,726           6,457           4,094
Minority interest in consolidated subsidiaries            675           2,778           1,753
                                                   -----------     -----------     -----------
   Income before cumulative effect of change in
   accounting principle                                10,178           7,760           4,760
Cumulative effect of change in accounting principle,
net of income tax benefit of $112 and related
minority interest impact of $84                            --              --              98
                                                   -----------     -----------     -----------
Net income                                             10,178           7,760           4,662

Other comprehensive income (loss):
   Additional minimum pension liability, net of tax     (177)            (28)            (53)
   Foreign currency translation                        11,273           3,763         (3,843)
                                                   -----------     -----------     -----------
      Comprehensive income                           $ 21,274        $ 11,495           $ 766
                                                   ===========     ===========     ===========

Basic income per share:
   Income before cumulative effect of change in       $  0.64         $  0.51         $  0.31
    accounting principle
   Cumulative effect of change in accounting
    principle                                              --              --          (0.01)
                                                   -----------      ----------     -----------
   Net income                                         $  0.64         $  0.51         $  0.31
                                                   ===========      ==========     ===========
   Weighted average shares outstanding                 15,973          15,343          15,259
                                                   ===========      ==========     ===========

Diluted income per share:
   Income before cumulative effect of change in
    accounting principle                              $  0.62         $  0.49         $  0.31

   Cumulative effect of change in accounting
    principal                                              --              --          (0.01)
                                                   -----------      ----------     -----------
         Net income                                   $  0.62         $  0.49         $  0.30
                                                   ===========      ==========     ===========
Weighted average shares outstanding                    16,379          15,714          15,540
                                                   ===========      ==========     ===========
Cash dividends per common share                       $  0.32         $  0.32         $  0.32
                                                   ===========      ==========     ===========

           See accompanying notes to consolidated financial statements

                                    NN, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                  Years ended December 31, 2003, 2002 and 2001
                                 (In thousands)

                                              Common Stock                                   Accumulated
                                        -----------------------   Additional                    Other
                                           Number       Par        Paid-In      Retained    Comprehensive
                                         of shares     Value       Capital      Earnings        Loss           Total
                                        -----------  ----------  ------------  ----------  ---------------  ----------

Balance, December 31, 2000                  15,247       $ 153      $ 39,684    $ 36,364        $ (1,526)    $ 74,675
  Shares issued                                 70           1           427          --               --         428
  Net income                                    --          --            --       4,662               --       4,662
  Dividends declared                            --          --            --     (4,887)               --     (4,887)
  Additional minimum pension liability          --          --            --          --             (53)        (53)
  Cumulative translation loss                   --          --            --          --          (3,843)     (3,843)
                                        -----------  ----------  ------------  ----------  ---------------  ----------

Balance, December 31, 2001                  15,317       $ 154      $ 40,111    $ 36,139        $ (5,422)    $ 70,982
  Shares issued                                 53          --           346          --               --         346
  Net income                                    --          --            --       7,760               --       7,760
  Dividends declared                            --          --            --     (4,915)               --     (4,915)
  Additional minimum pension liability          --          --            --          --             (28)        (28)
  Cumulative translation gain                   --          --            --          --            3,763       3,763
                                        -----------  ----------  ------------  ----------  ---------------  ----------

Balance, December 31, 2002                  15,370       $ 154      $ 40,457    $ 38,984        $ (1,687)    $ 77,908

  Shares issued                              1,342          14        12,503          --               --      12,517
  Net income                                    --          --            --      10,178               --      10,178
  Dividends declared                            --          --            --     (5,231)               --     (5,231)
  Additional minimum pension liability          --          --            --          --            (177)       (177)
  Cumulative translation gain                   --          --            --          --           11,273      11,273
                                        -----------  ----------  ------------  ----------  ---------------  ----------

Balance, December 31, 2003                  16,712       $ 168      $ 52,960    $ 43,931        $   9,409    $106,468
                                        ===========  ==========  ============  ==========  ===============  ==========

          See accompanying notes to consolidated financial statements

                                    NN, Inc.
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2003, 2002 and 2001
                                 (In Thousands)
                                                           2003        2002        2001
                                                        ----------  ----------  ----------
Cash flows from operating activities:
   Net Income                                            $ 10,178    $  7,760    $  4,662
   Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                           13,836      11,212      13,150
   Cumulative effect of change in accounting principle         --          --          98
   Gain on disposals of property, plant and equipment       (147)        (25)          --
   Loss on sale of NNG                                         --          --         222
   Allowance for doubtful accounts                            183         138       1,668
   Write-off of unamortized debt issue costs                  455          --          --
   Deferred income taxes                                    3,888       2,564         433
   Interest income on receivable from unconsolidated
    affiliates                                                 --          --       (104)
   Minority interest in consolidated subsidiary               675       2,778       1,753
   Restructuring costs and impairment costs                 2,328       1,199       1,083
   Changes in operating assets and liabilities:
      Accounts receivable                                 (9,352)     (3,728)       5,170
      Inventories                                         (3,711)       1,479       1,175
      Other current assets                                (1,047)       4,795     (1,461)
      Other assets                                        (1,281)          35       (618)
      Accounts payable                                      5,118       5,535     (2,846)
      Other liabilities                                   (1,517)     (2,655)         232
                                                        ----------  ----------  ----------
         Net cash provided by operating activities         19,606      31,087      24,617
                                                        ----------  ----------  ----------

Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired       (21,435)          --    (23,496)
   Purchase of minority interest                         (15,586)    (13,802)          --
   Acquisition of property, plant and equipmen           (11,574)     (7,591)     (6,314)
   Sale of NNG                                                 --          --         622
   Long-term note receivable                                  200         200          --
   Proceeds from disposals of property, plant
    and equipment                                             212          65         106
                                                        ----------  ----------  ----------
       Net cash used by investing activities             (48,183)    (21,128)    (29,082)
                                                        ----------  ----------  ----------

Cash flows from financing activities:
   Proceeds from long-term debt                            90,332      13,802      71,430
   Debt issue costs paid                                    (939)          --          --
   Bank overdrafts                                             37     (1,103)         687
   Repayment of long-term debt                           (64,196)     16,708)    (65,946)
   Proceeds (repayment) of short-term debt                  2,000          --     (2,000)
   Proceeds from issuance of stock and exercise
    of stock options                                        5,579         346         428
   Cash dividends                                         (5,231)     (4,915)     (4,887)
                                                        ----------  ----------  ----------
      Net cash provided (used) by financing activities     27,582     (8,578)       (288)
                                                        ----------  ----------  ----------

   Effect of exchange rate changes                            829         739       (496)

   Net change in cash and cash equivalents                  (166)       2,120     (5,249)
   Cash and cash equivalents at beginning of period         5,144       3,024       8,273
                                                        ----------  ----------  ----------
   Cash and cash equivalents at end of period            $  4,978    $  5,144     $ 3,024
                                                        ==========  ==========  ==========

Supplemental schedule of non-cash investing and financing activities:
   Note received related to sale of NNG                  $     --    $     --     $ 3,300
   Stock issued related to acquisition of Veenendaal     $  6,938    $     --     $    --
Cash paid for interest and income taxes was as follows:
   Interest                                              $  2,496    $  1,965     $ 3,596
   Income taxes                                             4,371       4,774       2,845
           See accompanying notes to consolidated financial statements

1) Summary of Significant Accounting Policies and Practices

     (a)  Description of Business

          NN, Inc. (the "Company") is a manufacturer of precision balls, cylindrical and tapered rollers, bearing retainers, plastic injection molded products, and precision bearing seals. The Company's balls, rollers, retainers, and bearing seals are used primarily in the domestic and international anti-friction bearing industry. The
          Company's plastic injection molded products are used in the bearing, automotive, instrumentation and fiber optic industries. The Domestic
          Ball and Roller Segment is comprised of two manufacturing facilities located in the eastern United States. The Company's NN Europe Segment is comprised of manufacturing facilities located in Kilkenny, Ireland,
          Eltmann, Germany, Pinerolo, Italy, Veenendaal, The Netherlands and
          Kysucke Nove Mesto, Slovakia. The facilities in the NN Europe Segment are engaged in the production of precision balls, tapered rollers and metal retainers. The Plastic and Rubber Components Segment consists of
          Industrial Molding Corporation ("IMC"), acquired in July 1999 and
          Delta Rubber, acquired in February 2001. IMC has two production facilities in Texas and Delta Rubber has two production facilities in
          Connecticut (see Note 2). All of the Company's Segments sell to foreign and domestic customers.

     (b)  Cash and Cash Equivalents

          The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

     (c)  Inventories

          Inventories are stated at the lower of cost or market. Actual costs are evaluated and do not exceed the lower of cost or market. Cost is determined using the first-in, first-out method. The Company accounts for inventory under a full absorption method, and accordingly, our inventory carrying value includes cost elements of material, labor and overhead.

          Inventories include tools, molds and dies in progress that the Company is producing and will ultimately sell to its customers. This activity is principally related to our Plastic and Rubber Components Segment.
          They are carried at the lower of cost or market. Any progress billings related to these inventory assets are recorded as a component of other current assets.

     (d)  Property, Plant and Equipment

          Property, plant and equipment are stated at cost less accumulated depreciation. Assets held for sale are stated at lower of cost or fair market value less selling cost. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When a major property item is retired, its cost and related accumulated depreciation are removed from the property accounts and any gain or loss is recorded in the statement of income. The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the years ended December 31, 2003, 2002 and 2001, the Company recorded an impairment charge of $0, $1,199 and $1,083 respectively, to write-down the land, building and equipment at the Walterboro, SC production facility to its net realizable value, which was principally based upon fair market value appraisals and valuations. As of December 31, 2003,
          2002 and 2001, the carrying value of this land, building and equipment was classified as a component of assets held for sale in the accompanying financial statements at $1,805, $2,214 and $4,348, respectively. During 2003, assets held for sale decreased principally as a result of transferring certain machinery and equipment assets to other NN locations.

          Property, plant and equipment includes tools, molds and dies principally used in our Plastic and Rubber Components Segment that are the property of the Company. These assets are stated at cost less accumulated depreciation.

          Depreciation is provided principally on the straight-line method over the estimated useful lives of the depreciable assets for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes.

     (e)  Revenue Recognition

          The Company generally recognizes a sale when goods are shipped and the risks of ownership are transferred to the customer. The Company has an inventory management program for certain major ball and roller customers

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

          whereby sales are recognized when products are used by the customer from consigned stock, rather than at the time of shipment. Under both circumstances, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sellers' price is determinable and collectibility is reasonably assured.

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

          We have elected to continue accounting for our stock compensation plan using the intrinsic value based method under APB Opinion No. 25 and, accordingly, have not recorded compensation expense for each of the three years ended December 31, 2003, except as related to stock options accounted for under the variable method of accounting. Had compensation cost for the Company's stock compensation plan been determined based on the fair value at the option grant dates, the
          Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                       36                              Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

                                                                   Year ended December 31,
                                                                2003        2002        2001
                                                             ----------  ----------  ----------
          Net income - as reported                            $ 10,178     $ 7,760     $ 4,662
            Stock based compensation costs, net of income
             tax, included in net income as reported               160        (69)          69
            Stock based compensation costs, net of income
             tax, that would have been included in net
             income if the fair value method had been
             applied                                           (1,001)       (488)       (315)
                                                             ----------  ----------  ----------
          Net income - proforma                                $ 9,337     $ 7,203     $ 4,416
                                                             ==========  ==========  ==========

          Earnings per share - as reported                     $  0.64     $  0.51     $  0.31
            Stock based compensation costs, net of income
             tax, included in net income as reported              0.01      (0.01)          --
            Stock based compensation costs, net of income
             tax, that would have been included in net
             income if the fair value method had been
             applied                                            (0.06)      (0.03)      (0.02)
                                                             ----------  ----------  ----------
          Earnings per share - proforma                          $0.59     $  0.47      $ 0.29
                                                             ==========  ==========  ==========

          Earnings per share-assuming dilution - as reported    $ 0.62     $ 0. 49      $ 0.30
            Stock based compensation costs, net of income tax,
             included in net income as reported                   0.01          --          --
            Stock based compensation costs, net of income tax,
             that would have been included in net income if
             the fair value method had been applied             (0.06)      (0.03)      (0.02)
                                                             ----------  ----------  ----------

          Earnings per share - assuming dilution-proforma       $ 0.57      $ 0.46      $ 0.28
                                                             ==========  ==========  ==========

          The fair value of each option grant was estimated based on actual information available through December 31, 2003, 2002 and 2001 using the Black Scholes option-pricing model with the following assumptions:

       Term                     Vesting period
       Risk free interest rate  3.38%, 3.28% and 4.75% for 2003, 2002 and 2001, respectively
       Dividend yield           3.7%, 3.2%, and 2.8% annually for 2003, 2002 and 2001, respectively
       Volatility               49.8%, 50.1% and 40.7% for 2003, 2002 and 2001, respectively

     (i)  Principles of Consolidation

          The Company's consolidated financial statements include the accounts of NN, Inc. and subsidiaries in which the Company owns more than 50%
          voting interest. Unconsolidated subsidiaries and investments where ownership is between 20% and 50% are accounted for under the equity method. All significant intercompany profits, transactions, and balances have been eliminated in consolidation. The ownership interests of other shareholders in companies that are more than 50%
          owned, but less than 100% owned by the Company, are reflected as minority interests. Minority interest in consolidated subsidiaries represents the minority shareholders interest of NN Euroball ApS at
          December 31, 2002. There were no minority interests in consolidated subsidiaries at December 31, 2003 as a result of the Company acquiring the remaining additional interests in Euroball on May 2, 2003.

                                       37                              Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

     (j)  Foreign Currency Translation

          Assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while revenue, costs and expenses are translated at average rates prevailing during each reporting period. Translation adjustments are reported as a component of other comprehensive income. Net exchange gains or losses resulting from the translation of foreign financial statements are accumulated with other comprehensive earnings as a separate component of shareholders equity.

     (k)  Goodwill

          In June 2001, the FASB issued Statement of Financial Accounting
          Standards No. 141, "Business Combinations" (Statement No. 141), and
          Statement of Financial Accounting Standards No. 142, "Goodwill and
          Other Intangible Assets" (Statement No. 142). Statement No. 141
          requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather, periodically tested for impairment. The effective date of
          Statement No. 142 was January 1, 2002. As of the date of adoption, the
          Company had unamortized goodwill of approximately $36.6 million, which is subject to the provisions of Statement No. 142.

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

          Other Acquired Intangibles: The Company recognizes an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being divided or separated from the acquired entity or sold, transferred, licensed, rented, or exchanged, whether individually or in combination with a related contract, asset or liability. An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. The Company reviews the lives of intangible assets each reporting period and, if necessary, recognizes impairment losses if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

          We completed the transitional goodwill impairment reviews required by the new standards during the first six months of 2002 and the annual required goodwill impairment review during the fourth quarter of 2002 and 2003. In performing the impairment reviews, the Company estimated the fair values of the reporting units using a method that incorporates valuations derived from EBITDA multiples based upon market multiples and recent capital market transactions and also incorporates valuations determined by each segment's discounted future cash flows. As of January 1, 2002, the transition date and as of
          October 1, 2002 and 2003, the annual review dates, there was no impairment to goodwill as the fair values of the reporting units exceeded their carrying values of the reporting units. As a result of closing our NN Arte facility in Guadalajara, Mexico, we performed a test of the recoverability of the goodwill asset associated with this operation. This test was pursuant to the provisions of Statement of
          Financial Accounting Standards No. 142 "Goodwill and Other Intangible
          Assets" which require that interim tests of the recoverability of goodwill be performed under certain circumstances. As a result, we recorded an impairment charge of approximately $1.3 million to fully write-off the goodwill asset during the twelve month period ended
          December 31, 2003. See Note 3.

                                       38                              Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

          As of December 31, 2003, the carrying amounts of goodwill by reporting units are as follows: $25,755 for the Plastic and Rubber Components
          Segment and $17,138 for the NN Europe Segment. Since the transition date, January 1, 2002, approximately $3,558 of the increase in goodwill is due to foreign currency translation adjustments at the NN
          Europe Segment.

The changes in the carrying amount of goodwill for the years ended December 31,
2002 and 2003 are as follows:

                                                 Plastic and
                                                    Rubber
                                                  Components      NN Europe
          In thousands                             Segment         Segment     Total
                                              ---------------------------------------------
          Balance as of January 1, 2002               $26,712       $ 9,912     $ 36,624
          Goodwill acquired                                --         1,517        1,517
          Impairment losses                                --            --           --
          Currency impacts/reclassification                --         1,233        1,233
                                              ---------------------------------------------

          Balance as of January 1, 2003              $ 26,712      $ 12,662     $ 39,374
          Goodwill acquired                                --         2,151        2,151
          Impairment losses                           (1,285)            --      (1,285)
          Currency impacts/reclassification               328         2,325        2,653
                                              ---------------------------------------------
          Balance as of December 31, 2003            $ 25,755      $ 17,138     $ 42,893
                                              =============================================

The table below describes the impact of the amortization of goodwill for the years ended December 31, 2003, 2002 and 2001:

                                                 For the Twelve Months
                                                  Ended December 31,

                                           2003          2002        2001(1)
                                       -----------    ----------    ----------
          Reported net income           $ 10,178       $ 7,760       $ 4,662
          Add back:  Goodwill
           amortization, net of tax
           and minority interest              --            --           983
                                       -----------    ----------    ---------
          Pro-forma net income          $ 10,178       $ 7,760       $ 5,645
                                       ===========    ==========    ==========

          Basic earnings per share:
           Reported net income            $ 0.64        $ 0.51        $ 0.31
           Goodwill amortization              --            --          0.06
                                       -----------    ----------    ----------
           Pro-forma net income           $ 0.64        $ 0.51        $ 0.37
                                       ===========    ==========    ==========

          Diluted earnings per share:
           Reported net income            $ 0.62        $ 0.49        $ 0.30
           Goodwill amortization              --            --          0.06
                                       -----------    ----------    ----------
           Pro-forma net income           $ 0.62        $ 0.49        $ 0.36
                                       ===========    ==========    ==========

          (1) For the twelve months ended December 31, 2001, income before cumulative effect of change in accounting principle was $4,760 and basic earnings per share and diluted earnings per share were $0.31 and
          $0.31, respectively. Adjusting for the impact of the amortization of goodwill during 2001, pro-forma net income was $5,743, pro-forma basic earnings per share and pro-forma diluted earnings per share were $0.38 and $0.37, respectively.

                                       39                              Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

     (l)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of

          The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of or
          Disposal of Long-Lived Assets." This Statement superceded Statement
          No. 121 but retains many of its fundamental provisions. Additionally, this Statement expanded the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted Statement No.
          144 effective January 1, 2002. Assets to be held and used are tested for recoverability when indications of impairment are evident. If the reviewed carrying value of the asset is not recoverable based on underlying cash flows related to specific groups of acquired long-lived assets, the asset is written down to the lesser of recoverable value or carrying value. Assets held for sale are carried at the lesser of carrying value or fair value less costs of disposal.
          The fair value of impaired assets is generally determined by independent appraisals and valuations, when available.

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

     (n)  Reclassifications

          Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation.

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

          In connection with a variable EURIBOR rate debt financing in July 2000 the Company's majority owned subsidiary, NN Euroball ApS entered into an interest rate swap with a notional amount of 12.5 million Euro for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for the Company to receive variable Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to principal payments on the underlying debt over the life of the swap.

          The cumulative effect of a change in accounting principle for the adoption of SFAS No. 133 effective January 1, 2001 resulted in a transition adjustment net loss of $98 which is net of an income tax benefit of $112 and the related minority interest impact of $84. The interest rate swap does not qualify for hedge accounting under the provisions of SFAS No. 133; therefore, the transition adjustment for adoption of SFAS No. 133 and any subsequent periodic changes in fair value of the interest rate swap are recorded in earnings as a component of other income.

                                       40                              Continued

                                  NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

          As of December 31, 2003 and 2002, the fair value of the swap is a liability of approximately $360 and $485, respectively, which is recorded in other non-current liabilities. The change in fair value during the year ended December 31, 2003 was a gain of approximately
          $125 and for the years ended December 31, 2002 and 2001 the change in fair value was a loss of approximately $51 and $80 (excluding the impact of foreign currency), respectively, which has been included as a component of other income.

     (p)  Recently Issued Accounting Standards

          In July 2001, the FASB issued Statement of Financial Accounting
          Standards No. 143, "Accounting For Asset Retirement Obligations." This
          Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of the Statement is required for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company's financial condition.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB
          Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and
          Technical Corrections". SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.
          SFAS No. 145 rescinds SFAS No. 4 and the related required
          classifications gains and losses from extinguishment of debt as extraordinary items. Additionally, the SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 was applicable for the Company at the beginning of fiscal year 2003, with the provisions related to SFAS No. 13 for transactions occurring after May 15, 2002.
          The adoption of SFAS 145 did not have a material impact on the
          Company's financial condition or results of operations.

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

          In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45,
          "Guarantor's Accounting and Disclosure Requirements for Guarantees,
          Including Indirect Guarantees of Indebtedness of Others," an
          interpretation of FASB Statements No. 5, 57, and 107 and rescission of
          FASB Interpretation No. 34. This interpretation elaborates the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for
          Stock-Based Compensation - Transition and Disclosure - an amendment of
          FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS
          No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the provisions of SFAS 123, which encourages but does not require a fair value based method of accounting for stock compensation plans. We have elected to continue accounting for its stock compensation plan using the intrinsic value based method under
          Auditing Practice Board ("APB") Opinion No. 25.

          In December 2003, the FASB issued Financial Interpretation No. 46(R),
          "Consolidation of Variable Interest Entities," ("FIN 46(R)"). This
          interpretation addresses consolidation by business enterprises of

                                       41                              Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

          variable interest entities with certain defined characteristics and replaces Financial Interpretation No. 46. We do not expect FIN 46(R)
          to have a significant impact on the Company's consolidated financial statements.

          In April 2003, the FASB issued SFAS No. 149, "Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard has not had a material impact on the Company's financial statements.

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

          In December 2003 the FASB issued SFAS No. 132 (revised 2003),
          "Employers' Disclosures about Pensions and Other Postretirement
          Benefits". SFAS No. 132 revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements
          No. 87, "Employers' Accounting for Pensions", No. 88, "Employers'
          Accounting for Settlements and Curtailments of Defined Benefit
          Pensions Plans and for Termination Benefits, and No. 106, "Employers'
          Accounting for Postretirement Benefits Other Than Pensions". SFAS No.
          132 requires additional disclosures to those in the original Statement
          132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. With certain exceptions, principally related to disclosure requirements of foreign plans, SFAS No. 132 is effective for financial statements with fiscal years ending after
          December 15, 2003. As of December 31, 2003, we have complied with the requirements of SFAS No. 132.

                                       42                              Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

2)   Acquisitions and Purchase of Minority Interest

     On October 9, 2003, we acquired certain assets comprised of land, building and machinery and equipment of the precision ball operations of KLF -
     Gulickaren ("KLF"), based in Kysucke Nove Mesto, Slovakia. We paid consideration of approximately 1,664 Euros ($1,967). The assets will be utilized by our newly established subsidiary AKMCH based in Kysucke Nove
     Mesto, Slovakia, which will begin production in 2004. The financial results of the operations are included in our NN Europe Segment.

     On May 2, 2003 we acquired the 23 percent interest in NN Euroball, ApS
     ("Euroball") held by SKF. We paid approximately 13,842 Euros ($15,586) for
     SKF's interest in Euroball. The excess of the purchase price paid to SKF for its 23% interest over the fair value of SKF's 23% interest in the net assets of Euroball of approximately $2,151 was allocated to goodwill. Upon consummation of this transaction, we became the sole owner of Euroball.

     On May 2, 2003 we acquired 100 percent of the tapered roller and metal cage manufacturing operations of SKF in Veenendaal, The Netherlands. The results of Veenendaal's operations have been included in the consolidated financial statements since that date. We paid consideration of approximately 22,952
     Euros ($25,671) and incurred other costs of approximately $1,022, for the
     Veenendaal net assets acquired from SKF. The excess of the fair value of the net assets acquired over the purchase price paid of 4,195 Euros
     ($4,692) has been allocated as a proportionate reduction of certain assets acquired. The Veenendaal operation manufactures rollers for tapered roller bearings and metal cages for both tapered roller and spherical roller bearings allowing us to expand our bearing component offering. The financial results of the Veenendaal operation are included in the NN Europe
     Segment.

     In connection with the acquisition of SKF's Veenendaal, The Netherlands operations, SKF purchased from us 700,000 shares of our common stock for an aggregate fair value of approximately $6,937 million which was applied to the purchase of SKF's Veenendaal, The Netherlands operations. For purposes of valuing the 700,000 common shares issued in our Consolidated Financial
     Statements, the value was determined based on the average market price of
     NN, Inc.'s common shares over the two-day period before, the day of, and the two-day period after the terms of the acquisition were agreed to, April
     14, 2003.

     The following table summarizes the allocation of the purchase price related to the assets acquired and liabilities assumed at the date of acquisition.

                                                     (In thousands)
                                                     At May 2, 2003
                                                    ----------------

                Current assets                           $ 6,611
                Property, plant and equipment             27,690
                                                      -------------
                Total assets acquired                     34,301
                Total liabilities                          7,608
                                                      -------------
                Total purchase price                    $ 26,693
                                                      =============

     The following unaudited proforma summary presents the financial information for the twelve month periods ended December 31, 2003 and 2002 as if our
     Veenendaal acquisition had occurred as of the beginning of each of the periods presented. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of each of the periods presented, nor are they indicative of future results.

                                       43                              Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

                                                  Twelve months
                                                     ended
                                                   December 31,
                                                      2003
                                                   (unaudited)
                                               --------------------
                 Net sales                               $ 270,989
                 Net income                                 10,478
                 Basic earnings per share                     0.66
                 Diluted earnings per share                   0.64

                                                   Twelve months
                                                      ended
                                                    December 31,
                                                       2002
                                                    (unaudited)
                                                -------------------
                 Net sales                               $ 245,437
                 Net income                                  8,658
                 Basic earnings per share                     0.56
                 Diluted earnings per share                   0.55

On December 20, 2002 the Company completed the purchase of the 23% interest in
NN Euroball, ApS ("Euroball") held by INA/FAG. Euroball was formed in 2000 by the Company, FAG Kugelfischer George Schaefer AG, which was subsequently acquired by INA - Schaeffler KG (collectively, "INA/FAG"), and AB SKF ("SKF").
INA/FAG is a global bearing manufacturer and one of our largest customers. The
Company paid approximately 13,400 Euro ($13,802) for INA/FAG's interest in
Euroball. The excess of the purchase price paid to INA/FAG for its 23% interest over the fair value of INA/FAG's 23% interest in the net assets of Euroball of approximately $1,517 was recorded as goodwill (see Note 1).

On February 16, 2001, the Company completed the acquisition of all of the outstanding stock of The Delta Rubber Company, ("Delta") a Connecticut corporation for $22,500 in cash, of which $500 was to be held in escrow for one year from the date of closing. Delta provides high quality engineered bearing seals and other precision-molded rubber products to original equipment manufacturers. The excess of the purchase price over the fair value of the net identifiable assets acquired of $14,107 was recorded as goodwill.

Effective July 31, 2000, the Company completed its Euroball transaction.
Completion of the transaction required the Company to start a majority owned stand-alone company in Europe, NN Euroball ApS, for the manufacture and sale of precision steel balls used for ball bearings and other products. As a result of this transaction the Company owned 54% of the shares of NN Euroball, ApS, AB SKF
(SKF), a Swedish Company, and FAG Kugelfischer Georg Schafer AG (FAG), a German
Company, owned 23% each. NN Euroball ApS subsequently acquired the steel ball manufacturing facilities located in Pinerolo, Italy (previously owned by SKF),
Eltmann, Germany (previously owned by FAG) and Kilkenny, Ireland (previously owned by the Company). NN Euroball ApS paid approximately $47,433 for the net assets originally acquired from SKF and FAG. The acquisitions of the Pinerolo,
Italy and Eltmann, Germany ball manufacturing facilities have been accounted for by the purchase method of accounting and, accordingly, the results of operations of Euroball have been included in the Company's consolidated financial statements from July 31, 2000. The excess of the purchase price over the fair value of the net identifiable assets acquired of $8,761 was recorded as goodwill.

3)   Restructuring and Impairment Charges

     NN Arte Plant Closing in Guadalajara, Mexico

                                       44                              Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

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

     The plant closing resulted in the termination of approximately 42 full time hourly and salary employees located at the Guadalajara facility. For the twelve months ended December 31, 2003 total restructuring costs of $230 have been recorded related to the severance payments for the affected employees.

     As a result of the closing, we performed a test of the recoverability of the goodwill asset associated with the Guadalajara, Mexico operation. This test was pursuant to the provisions of Statement of Financial Accounting
     Standards No. 142 "Goodwill and Other Intangible Assets" which require that interim tests of the recoverability of goodwill be performed under certain circumstances. As a result, we recorded an impairment charge of approximately $1,285 to fully write-off the goodwill asset during the twelve month period ended December 31, 2003.

     We have decided to sell much of the machinery and equipment with certain pieces of machinery and equipment to be transferred and utilized by our
     Industrial Molding facility in Lubbock, Texas. Pursuant to the provisions of Statement of Accounting Standards No. 144 "Accounting for the Impairment
     or Disposal of Long-lived Assets" we recorded an impairment charge of approximately $1,049 during 2003 to write-down the machinery and equipment to its estimated fair market value. During the three months ended September
     30, 2003 we recorded a gain of $145 related to the disposition of certain pieces of the machinery and equipment assets that were previously assessed as impaired. During the twelve months ended December 31, 2003, we recorded a total impairment charge related to the machinery and equipment of approximately $904.

     During 2003, we also recorded an accounts receivable write-down of $31 to reduce accounts receivable to its estimated fair market value.
     Additionally, we recorded an inventory write-down of $108 during 2003 to reduce the carrying value of inventory to its estimated fair market value.
     These amounts related to the inventory asset have been recorded as a component of cost of products sold.

     The following summarizes the 2003 restructuring and impairment charges related to the closure of NN Arte:

                                                                                   Reserve
                                                     Non-Cash        Paid in      Balance At
        In thousands                   Charges      Write-downs        2003        12/31/03
                                      --------------------------------------------------------
        Asset impairments                $2,328           $2,328         $  --          $  --
        Lease exit costs                     40               --            40             --
        Severance and other employee
        costs                               230               --           185             45
                                      --------------------------------------------------------
        Total                            $2,598           $2,328         $ 225           $ 45
                                      ========================================================

     Walterboro, South Carolina Plant Closing

     In September 2001, we announced the closure of our Walterboro, South
     Carolina ball manufacturing facility as a part of our ongoing strategy to locate manufacturing capacity in closer proximity to our customers. This facility is included in our Domestic Ball and Roller Segment (see Note 11).
     The closure was substantially completed by December 31, 2001.

     Prior to December 31, 2001, production capacity and certain machinery and equipment was transferred from the Walterboro facility to the Company's two domestic ball facilities in Erwin, Tennessee and Mountain City, Tennessee.
     The plant closing resulted in the termination of approximately 80 full time hourly and salaried employees located at the Walterboro facility. The
     Company recorded restructuring costs of $62 and $750 during the years ended
     December 31, 2002 and 2001, respectively, for the related severance payments. Additionally, prior to December 31, 2001, the Company decided to sell the Walterboro land, building and certain machinery. The Company incurred an impairment charge of $564 and $1,083 during 2002 and 2001,

                                       45                              Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

     respectively, to write-down the land and building at the Walterboro facility to its net realizable value of $1,128 at December 31, 2002 and
     $1,692 at December 31, 2001, which were based upon fair market value appraisals. Additionally, the Company incurred an impairment charge of $635 during 2002 to write down the equipment to its net realizable value of
     $1,086. The amounts the Company will ultimately realize upon disposition of these assets could differ materially from the amounts assumed in arriving at the 2002 and 2001 impairment losses. The land, building, and equipment assets with a recorded book value of $1,805 are held for sale. In arriving at the carrying value of the assets held for sale, we have principally relied upon independent, third party fair value appraisals and valuations.
     These appraisals and valuations are as of December 31, 2002 and December
     31, 2003 for the land and building, and machinery, respectively. The
     Company is attempting to sell the land, building and machinery. All of the severance payments were paid in 2002 and 2001.

     The Company has charged expenses to cost of products sold for moving machinery, equipment and inventory to other production facilities and other costs to close the facility, which will benefit future operations, in the period they are incurred.

     Euroball Restructuring

     In addition to this restructuring charge, the Company's Euroball subsidiary incurred restructuring charges of $16 and $479 for severance payments as a result of the termination of 15 hourly employees and 3 salaried employees at its Italy production facility during 2002 and 2001, respectively. All of the severance payments were paid during 2002 and 2001.

     The following summarizes the 2002 restructurings (related to the Walterboro closing and the Euroball restructuring):

                                                                                          Reserve
                                                            Non-Cash       Paid in        Balance
                                             Charges       Writedowns       2002        at 12/31/02
                                           ------------   ------------   -----------   --------------

      Asset impairments                      $   1,199        $ 1,199         $  --             $ --
      Severance and other employee costs            78             --           591               --
                                           ------------   ------------   -----------   --------------
      Total                                  $   1,277        $ 1,199         $ 591             $ --
                                           ============   ============   ===========   ==============

     The following summarizes the 2001 restructurings (related to the Walterboro closing and the Euroball restructuring):

                                                                                          Reserve
                                                            Non-Cash       Paid in        Balance
                                             Charges       Writedowns       2001        at 12/31/01
                                           ------------   ------------   -----------   --------------

      Asset impairments                      $   1,083        $ 1,083         $  --            $  --
      Severance and other employee costs         1,229             --           716              513
                                           ------------   ------------   -----------   --------------
      Total                                  $   2,312        $ 1,083         $ 716            $ 513
                                           ============   ============   ============  ==============

4)   Investments in Affiliated Companies

     Effective December 21, 2001, the Company sold its 50% ownership in NN
     General, LLC to its partner, General Bearing Corporation for cash of $622 and notes of $3,305. The notes are due in annual installments of $200 with the balance due on December 21, 2006. The notes bear interest at an average
     LIBOR (1.15% at December 31, 2003) plus 1.5%. In 2001, the Company recorded a non-cash loss on the sale of its investment in this joint venture of
     $144. Interest income on this note of $85 and $109 was recorded during 2003 and 2002, respectively, and has been included as a component of other income in the accompanying consolidated statement of income. Payments totaling $285 and $309 were received during 2003 and 2002, respectively which include $200 of principal and $85 and $109 of interest payments, respectively. At December 31, 2003, the note receivable balance is $2,905 and is included as a component of other non-current assets.

                                       46                              Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

5)   Accounts Receivable

                                                          December 31,
                                                      2003            2002
                                                 -------------   -------------
      Trade                                           $ 42,644        $ 30,631
      Less - Allowance for doubtful accounts             1,780           1,666
                                                 -------------   -------------
      Accounts receivable, net                        $ 40,864        $ 28,965
                                                 =============   =============

      Activity in the allowance for doubtful accounts is as follows:

          Description          Balance at
                              beginning of                                 Balance at
                                  year         Additions     Write-offs    end of year
                             --------------  -------------  ------------  -------------

      December 31, 2002
      Allowance for
        doubtful accounts        $   1,791         $   138       $   263     $   1,666
                             ==============  =============  ============  =============

      December 31, 2003
      Allowance for
        doubtful accounts        $   1,666         $   183       $    69     $   1,780
                             ==============  =============  ============  =============

     On November 6, 2001, a customer of IMC filed for voluntary Chapter 7 bankruptcy. As of December 31, 2003 and 2002, we had a trade accounts receivable balance of approximately $829 with this customer. For the years ended December 31, 2003, 2002 and 2001, the Company recorded sales of approximately $0, $0 and $1,900 to this customer. As of December 31, 2001, the Company increased its allowance for doubtful accounts by approximately
     $829 as a result of this bankruptcy filing. This receivable is fully reserved as of December 31, 2001, 2002 and 2003.

6)   Inventories

                                          December 31,

                                    2003               2002
                              ----------------   ----------------
     Raw materials                 $   8,492         $   5,400
     Work in process                   6,808             5,139
     Finished goods                   22,128            13,065
     Less-inventory reserve           (1,150)             (202)
                              ----------------   ----------------

     Inventories, net                $36,278          $ 23,402
                              ================   ================

     Inventory on consignment at December 31, 2003 and 2002 was approximately
     $3,046 and $3,093, respectively.

                                       47                              Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

7)   Property, Plant and Equipment

                                                                   December 31,
                                         Estimated Useful       2003          2002
                                               Life
                                        ------------------  ------------  -------------
     Land                                                       $ 7,940        $ 2,058
     Buildings and improvements           10-40 years            31,415         23,877
     Machinery and equipment               3-10 years           156,263        113,197
     Construction in process                                      4,681          3,958
                                                            ------------  -------------

                                                                200,299        143,090
     Less - accumulated depreciation                             71,303         54,891
                                                            ------------  -------------

     Property, plant and equipment, net                        $128,996       $ 88,199
                                                            ============  =============

     On September 11, 2001, the Company announced the closing of its Walterboro,
     South Carolina ball manufacturing facility effective December 2001. As a result of that closing, land and building was classified as a component of assets held for sale in the accompanying consolidated financial statements with a carrying value of $1,128 as of December 31, 2003 and 2002. Certain machinery and equipment assets are also held for sale with a carrying value of $677 and $1,086 as of December 31, 2003 and 2002, respectively.

8)   Debt

     a)   Short-term

       At December 31, 2003, we had outstanding a $2,000 unsecured note payable to AmSouth Bank ("AmSouth") bearing interest at prime rate (4.0% at
       December 31, 2003). The maturity date of this note is May 12, 2004.

     b)   Long-term debt at December 31, 2003 and 2002 consists of the following:

                                                            2003            2002
                                                        -------------   ------------

       Borrowings under our $30,000 revolving credit
        facility bearing interest at a floating rate
        equal to LIBOR (1.15% at December 31, 2003)
        plus an applicable margin of 1.25 to 2.0,
        expiring on March 1, 2005                            $27,104             --

       Borrowings under our $30,400 term loan expiring
        on May 1, 2008, bearing interest at a floating
        rate equal to LIBOR (1.15% at December 31, 2003)
        plus an applicable margin of 1.25 to 2.0 payable
        in quarterly installments of $1,520 beginning
        July 1, 2003 through April 1, 2008                    27,152             --

       Borrowings under our 26,300 Euro term loan
        expiring on May 1, 2008, bearing interest at a
        floating rate equal to Euro LIBOR (2.12% at
        December 31, 2003) plus an applicable margin of
        1.25 to 2.0 payable in quarterly installments of
        Euro 1,314 beginning July 1, 2003 through
        April 1, 2008                                         28,221             --

       Borrowings under a revolving credit facility
        bearing interest at variable rates (2.92% -
        4.25% at December 31, 2002) paid during 2003              --       $ 24,270

                                       48                              Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

       Reducing, revolving credit facility bearing
        interest at variable rates (2.92% at December 31,
        2002) paid during 2003                                    --         23,878

       Euro term loans bearing interest at variable rates
        (3.75% at December 31, 2002) paid during 2003             --          4,987
                                                          -----------    -----------

          Total long-term debt                                82,477         53,135

          Less current maturities of long-term debt           12,725          7,000
                                                          -----------    -----------

          Long-term debt, excluding current maturities
          of long-term debt                                 $ 69,752       $ 46,135
                                                          ===========    ===========

     On May 1, 2003, we entered into a new $90,000 syndicated credit facility with AmSouth Bank ("AmSouth") as the administrative agent and Suntrust Bank as the Euro loan agent for the lenders under which we borrowed $60,400 and
     26,300 Euros ($29,600). This new financing arrangement replaces our prior credit facilities with AmSouth and Hypo Vereinsbank Luxembourg, S.A. The credit facility consists of a $30,000 revolver expiring on March 1, 2005, bearing interest at a floating rate equal to LIBOR (1.15% at December 31,
     2003) plus an applicable margin of 1.25 to 2.0, a $30,400 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR
     (1.15% at December 31, 2003) plus an applicable margin of 1.25 to 2.0 and a
     26,300 Euro ($29,600) term loan expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.12% at December 31,
     2003) plus an applicable margin of 1.25 to 2.0. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that the Company must maintain a minimum fixed charge coverage ratio, must not exceed a maximum funded indebtedness to EBITDA ratio as well as a maximum funded indebtedness to capitalization ratio and limits the amount of capital expenditures we may make in any fiscal year. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in the Company's business. The credit agreement is un-collateralized except for the pledge of stock of certain foreign subsidiaries. Additionally, the terms of the Company's revolving credit facility restrict the declaration and payment of dividends in excess of certain amounts specified in the credit agreement. As of December 31, 2003, we were not in compliance with certain technical, non-financial covenants.
     Subsequently, the necessary waivers, effective as of December 31, 2003, have been received from the participating banks. Except for certain technical, non-financial covenants, we were in compliance with all such covenants as of December 31, 2003. In connection with this refinancing, capitalized costs in the amount of $455 associated with the paid-off credit facilities were written-off during 2003 and are included as a component of other (income) expense. We incurred $939 of debt issue costs as a result of entering into this credit facility.

     On July 20, 2001, the Company entered into a syndicated loan agreement with
     AmSouth Bank ("AmSouth") as the administrative agent for the lenders, for a senior non-secured revolving credit facility of up to $25,000, expiring on
     July 25, 2003 and a senior non-secured term loan for $35,000 expiring on
     July 1, 2006. On July 12, 2002, the Company amended this credit facility to convert the term loan portion into a reducing revolving credit line providing initial availability equivalent to the balance of the term loan prior to the amendment. Amounts available for borrowing under this facility reduce by $7,000 per annum and the facility expired on July 1, 2006.
     Additionally, on July 31, 2002, the Company amended the credit facility again to extend the $25,000 senior non-secured revolving credit facility to
     July 25, 2004. Amounts outstanding under the revolving facility and term loan facility bore interest at a floating rate equal to LIBOR (1.38% at
     December 31, 2002) plus an applicable margin of 0.75 to 2.00 based upon calculated financial ratios. The loan agreement contained customary financial and non-financial covenants. Such covenants specified that the
     Company must maintain a minimum fixed charge coverage ratio, must not exceed a maximum funded indebtedness to EBITDA ratio as well as a maximum funded indebtedness to capitalization ratio and limits the amount of capital expenditures we may make in any fiscal year. The loan agreement also contained customary restrictions on, among other things, additional indebtedness, liens on the Company's assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance

                                       49                              Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

     of equity securities, and mergers, acquisitions and other fundamental changes in the Company's business. Additionally, the terms of the Company's loan agreement restricted the declaration and payment of dividends in excess of $5,500 in any fiscal year. The Company's ownership in NN Euroball
     ApS was pledged as collateral. All amounts owed under this credit facility were paid during 2003.

     In connection with the Euroball transaction (see Note 2) the Company and NN
     Euroball ApS, entered into a Facility Agreement with a bank to provide up to 36,000 Euros in Term Loans and 5,000 Euros in revolving credit loans.
     The Company borrowed 30,500 Euros ($28,755) under the term loan facility and 1,000 Euros ($943) under the revolving credit facility. Amounts outstanding under the Facility Agreement are secured by inventory and accounts receivable and bear interest at EURIBOR (2.87% at December 31,
     2002) plus an applicable margin between 0.8 and 2.25 based upon financial ratios. The shareholders of NN Euroball ApS have provided guarantees for the Facility Agreement. The Facility Agreement contains restrictive covenants, which specify, among other things, restrictions on the incurrence of indebtedness and the maintenance of certain financial ratios.
     Euroball was in compliance with all such covenants at December 31, 2002.
     Amounts outstanding under the Facility Agreement are secured by the stock, inventory and accounts receivable of NN Euroball ApS. At December 31, 2002,
     9,800 Euros was available to Euroball under these facilities. All amounts owed under this credit facility were paid during 2003.

     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2003 are as follows:

                        2004                   $12,725
                        2005                    42,725
                        2006                    12,725
                        2007                    12,725
                        2008                     1,577
                                           ------------
                        Total                 $ 82,477
                                           ============

9)   Employee Benefit Plans

     We have one defined contribution 401(k) profit sharing plan covering substantially all employees of the Domestic Ball and Roller and Plastic and
     Rubber Components Segments. All employees are eligible for the plan on the first day of the month following their hire date. A participant may elect to contribute between 1% and 60% of compensation to the plan, subject to
     Internal Revenue Service ("IRS") dollar limitations. Participants age 50 and older may defer an additional amount up to the applicable IRS Catch Up
     Provision Limit. The company provides a matching contribution which is determined on an individual, participating company basis. Currently, the matching contribution for employees of the Domestic Ball and Roller Segment is the higher of $500 or 50% of the first 4% of compensation. The matching contribution for IMC employees is 25% of the first 6% of compensation and the matching contribution for Delta employees is 50% of the first 6% of compensation. All participants are immediately vested at 100%.
     Contributions by the Company for the Domestic Ball and Roller Segment were
     $126, $126, and $152 in 2003, 2002 and 2001, respectively. Contributions by the Company for the Plastic and Rubber Components Segment were $126, $100, and $125 in 2003, 2002 and 2001, respectively.

     The Company has a defined benefit pension plan covering its Eltmann,
     Germany facility employees (a Euroball division). The benefits are based on the expected years of service including the rate of compensation increase.
     The plan is unfunded.

                                       50                              Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

     Following is a summary of the changes in the projected benefit obligation for the defined benefit pension plan during 2003 and 2002:

                                                         2003           2002
                                                     ------------  -------------
      Change in projected benefit obligation:
        Benefit obligation at beginning of year          $ 3,059        $ 2,390
        Service cost                                         114             95
        Interest cost                                        208            161
        Benefits paid                                       (45)            (6)
        Effect of currency translation                       625            430
        Actuarial loss                                        26           (11)
                                                     ------------  -------------

        Benefit obligation at December 31                $ 3,987        $ 3,059
                                                     ============  =============

                                                         2003          2002           2001
                                                     ------------  -------------  ------------

      Weighted-average assumptions as of December 31:
        Discount rate                                       5.5%           5.5%           5.5%
        Rate of compensation increase                  1.3%-2.5%    1.5% - 2.1%    1.5% - 2.1%

                                                         2003           2002          2001
                                                     ------------  -------------  -------------

      Components of net periodic benefit cost:
        Service cost                                       $ 114         $  95          $   77
        Interest cost on projected benefit obligation        208           161             116
        Amortization of net gain                               9             9              --
                                                     ------------  -------------  -------------

        Net periodic pension benefit cost                  $ 331         $ 265          $  193
                                                     ============  =============  =============

      Amounts recognized in the Consolidated Balance
      Sheets consist of:

                                                         2003           2002
                                                     ------------  -------------
        Accrued benefit liability                        $ 3,987        $ 3,059
        Accumulated other comprehensive loss, net
        of tax                                             (258)           (81)
                                                     ------------  -------------
         Net amount recognized in other non-current
         liabilities                                     $ 3,729        $ 2,978
                                                     ============  =============

Accumulated other comprehensive loss is shown net of tax of $135, $47 and $31 at
December 31, 2003, 2002 and 2001, respectively.

                                       51                              Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

10)  Stock Incentive Plan

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

     A summary of the status of the Company's stock option plan as described above as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates is presented below:

                                           2003                          2002                            2001
                                ----------------------------  ----------------------------   -----------------------------
                                                Weighted-                     Weighted-                        Weighted-
                                                 average                       average                          average
                                                exercise                      exercise                         exercise
                                                  price                         price                            price
                                  Shares        per share        Shares       per share         Shares         per share
                                -----------  ---------------  -----------  ---------------   ------------   --------------

     Outstanding at
       beginning of year             1,318           $ 7.33        1,373           $ 7.25          1,091           $ 6.87

     Granted                            52            10.67           37             9.39            396             8.09

     Exercised                       (108)             6.74         (53)             6.61           (70)             6.09

     Forfeited                        (11)             7.63         (39)             7.65           (44)             6.78
                                -----------                   -----------                    ------------

     Outstanding at end of
       year                          1,251             7.53        1,318             7.33          1,373             7.25
                                ===========                   ===========                    ============

     Options exercisable at
       year-end                      1,058           $ 7.27          887           $ 7.01            290           $ 6.59

     The following table summarizes information about stock options outstanding at December 31, 2003:

                                              Options outstanding                                Options exercisable
                               ------------------------------------------------------   -----------------------------------
                                                      Weighted-
                                                       average          Weighted-           Number           Weighted-
                                    Number            remaining          average          exercisable         average
     Range of exercise          outstanding at       contractual      exercise price          at           exercise price
      prices per share            12/31/2003            life            per share         12/31/2003         per share
                               -----------------  ----------------  -----------------   ---------------  ------------------

     $5.63 - $6.50                         317         5.5 years             $ 6.00               317              $ 6.00

     $7.63 - $10.26                        934         6.9 years             $ 8.05               741              $ 7.81

     All options granted in the period January 1, 1999 through December 31, 2003 vest ratably over three years, beginning one year from date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. All options granted in the period January 1, 1995 through December 31, 1998, vest 20% - 33% annually beginning one year from date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. Certain options granted in July 1999 were deemed to be repriced

                                       52                              Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                     (In thousands, except per share data)

     options under the applicable accounting requirements. These options, which were fully vested as of the effective date of FASB Interpretation No. 44, are treated under variable accounting. Accordingly, compensation expense is recognized, to the extent the market price of the Company's stock exceeds
     $10.50. The Company recognized an increase to compensation expense of $250 during 2003, a reduction of compensation expense of $108 during 2002 and an increase to compensation expense of $108 during 2001 related to these options.

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
     31, 2003.

11)   Segment Information

     The Company determined its reportable segments under the provisions of SFAS
     No. 131, "Disclosures about Segments of an Enterprise and Related
     Information". The Company's reportable segments are based on differences in product lines and geographic locations and are divided among Domestic Ball and Roller, NN Europe and Plastic and Rubber Components. The Domestic Ball
     and Roller Segment is comprised of two manufacturing facilities in the eastern United States. The NN Europe Segment is comprised of manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany, Pinerolo, Italy,
     Veenendaal, The Netherlands, and Kysucke Nove Mesto, Slovakia. All of the
     facilities in the Domestic Ball and Roller and NN Europe Segments are
     engaged in the production of precision balls and rollers used primarily in the bearing industry. The Plastic and Rubber Components Segment is comprised of four facilities: two located in Lubbock, Texas, which represents the IMC business acquired in July 1999 and two facilities located in Danielson, Connecticut, which represents the Delta business acquired in February 2001. These facilities are engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation and fiber optic markets and precision rubber bearing seals for the bearing, automotive, industrial, agricultural and aerospace markets.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from operations after income taxes. The Company accounts for intersegment sales and transfers at current market prices; however, the Company did not have any material intersegment transactions during 2003, 2002 or 2001.

                          December 31, 2003                 December 31, 2002                   December 31, 2001
                 ---------------------------------  ---------------------------------  -----------------------------------

                  Domestic             Plastic and  Domestic             Plastic and   Domestic              Plastic and
                  Ball and      NN        Rubber    Ball and      NN       Rubber      Ball and       NN        Rubber
                   Roller     Europe    Components   Roller     Europe   Components     Roller      Europe    Components
                 ---------------------------------------------------------------------------------------------------------
Net sales           $55,437  $ 147,127    $50,898   $ 52,634  $ 90,653     $49,569    $  52,692     $86,719     $40,740
Interest expense        763      1,401      1,083        109       923       1,419          237       1,765       2,194
Depreciation &
    amortization      3,755      7,546      2,535      3,732     4,780       2,700        4,439       5,236       3,475
Income tax
    expense           2,117      4,858    (1,249)      2,595     3,855           7        2,435       2,474       (815)
Segment profit
    (loss)            2,003      7,492        683      2,272     3,313       2,175        4,498       1,962     (1,798)
Segment assets       53,938    154,889     57,590     58,825    78,846      57,544       62,978      65,778      55,721
Expenditures for
    long- lived
    assets            3,093      5,609      2,872      1,778     3,452       2,361        1,117       3,537       1,660

                                       53                                                                     Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                     (In thousands, except per share data)

     Sales to external customers and long-lived assets utilized by the Company were concentrated in the following geographical regions:

                                       December 31, 2003                December 31, 2002              December 31, 2001
                                 -------------------------------   -----------------------------  ----------------------------
                                                    Long-lived                      Long-lived                    Long-lived
                                      Sales           assets           Sales          assets          Sales         assets
                                 ----------------  -------------   --------------  -------------  -------------  -------------

      United States                      $67,756        $36,523          $68,485        $35,582        $59,813        $38,900

      Europe                             134,914         92,473           89,750         51,674         88,649         42,799

      Canada                              10,727             --           10,598             --          8,278             --

      Latin/S.America                     13,435             --            8,450            943          8,157          1,071

      Other export                        26,630             --           15,573             --         15,254             --
                                 ----------------  -------------   --------------  -------------  -------------  -------------
      All foreign countries              185,706         92,473          124,371         52,617        120,338         43,870
                                 ----------------  -------------   --------------  -------------  -------------  -------------

      Total                             $253,462      $ 128,996        $ 192,856        $88,199       $180,151        $82,770
                                 ================  =============   ==============  =============  =============  =============

     For the years ended December 31, 2003, 2002 and 2001, sales to SKF amounted to $107,484, $64,235 and $62,539, respectively, or 42.4%, 33.3% and 34.7%
     of consolidated revenues, respectively. For the years ended December 31,
     2003, 2002 and 2001, sales to INA/FAG amounted to $40,110, $36,502, and
     $36,436, respectively or 15.8%, 18.9%, and 20.2% of consolidated revenues, respectively. None of the Company's other customers accounted for more than
     5% of its net sales in 2003. Accounts receivable concentrations as of
     December 31, 2003, 2002 and 2001 are generally reflective of sales concentrations during the years then ended.

12)   Income Taxes

     Total income taxes (benefits) for the years ended December 31, 2003, 2002, and 2001 are allocated as follows:

                                                                         Year ended December 31,
                                                           2003                   2002                   2001
                                                    -------------------    -------------------    -------------------

      Income from operations:                               $  5,726               $  6,457               $  4,094
      Cumulative effect of change in accounting
          principle                                                                      --                   (112)
      Accumulated other comprehensive income                    (178)                   (47)                   (31)
                                                    -------------------    -------------------    -------------------
                                                            $  5,548               $  6,410               $  3,951
                                                    ===================    ===================    ===================

     Income before provision for income taxes for the years ended December 31,
     2003, 2002 and 2001 are as follows:

                                                                         Year ended December 31,
                                                           2003                   2002                   2001
                                                    -------------------    -------------------    -------------------

      Income before provision for income taxes:
      United States                                        $   3,711              $   7,491              $   5,125
      Foreign                                                 12,868                  9,504                  5,482
                                                    -------------------    -------------------    -------------------
      Total                                                 $ 16,579               $ 16,995               $ 10,607
                                                    ===================    ===================    ===================

                                       54                                                                   Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                     (In thousands, except per share data)

     Income tax expense consists of:

                                               Year ended December 31,

                                           2003          2002           2001
                                       ------------  -----------    -----------
      Current:
          U.S. Federal                     $ (389)       $1,753         $1,025
          State                                (3)          249            146
          Non-U.S.                           2,229        1,891          1,627
                                       ------------  -----------    -----------
                                            $1,838       $3,893         $2,798
                                       ------------  -----------    -----------

      Deferred:
          U.S. Federal                     $1,272         $ 533          $ 557
          State                              (13)            66             57
          Non-U.S.                          2,629         1,965            682
                                       -----------   -----------    -----------

             Total deferred expense         3,888         2,564          1,296
                                       -----------   -----------    -----------

                                           $5,726        $6,457         $4,094
                                       ===========   ===========    ===========

     A reconciliation of taxes based on the U.S. federal statutory rate of 34%
     for the years ended December 31, 2003, 2002 and 2001 is summarized as follows:

                                                                        Year ended December 31,

                                                                   2003          2002           2001
                                                                -----------   -----------    -----------

      Income taxes at the federal statutory rate                    $5,637        $5,778         $3,606
      State income taxes, net of federal benefit                      (15)           208            134
      Foreign sales corporation benefit, net of liability               --            --           (95)
      Non-US earnings taxed at different rates                         483           624            395
      Other, net                                                     (379)         (153)             54
                                                                -----------   -----------    -----------

                                                                    $5,726        $6,457         $4,094
                                                                ===========   ===========    ===========

                                       55                                                      Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                     (In thousands, except per share data)

     The tax effects of the temporary differences are as follows:

                                                                                Year ended December 31,

                                                                     2003                   2002                2001
                                                              -------------------    -------------------  ----------------

       Deferred income tax liability
           Tax in excess of book depreciation                        $   9,355               $  7,523             $  6,360
           Duty drawback receivable                                         68                     48                   37
           Goodwill                                                      3,053                  1,582                  688
           Flow through loss from pass through entity                      736                    437                   81
           Other deferred tax liabilities                                  211                     48                   31
                                                              -------------------    -------------------  ----------------

             Gross deferred income tax liability                        13,423                  9,638                7,197
                                                              -------------------    -------------------  ----------------

       Deferred income tax assets
           Inventories                                                     564                    351                  337
           Allowance for bad debts                                         167                    710                  632
           Vacation accrual                                                131                    244                  264
           Health insurance accrual                                         --                    139                  103
           Other working capital accruals                                  355                    235                  358
           Euroball net operating loss carryforward                        212                     25                  133
           Other deferred tax assets                                       172                     --                   --
                                                              -------------------    -------------------  ----------------
             Gross deferred income tax assets                            1,601                  1,704                1,827
                                                              -------------------    -------------------  ----------------

           Net deferred income tax liability                         $  11,822               $  7,934             $  5,370
                                                              ===================    ===================  ================

     Deferred income tax expense differs from the change in the net deferred income tax liability due to the following:

                                                                    2003           2002           2001
                                                               -------------  -------------   ------------

       Change in net deferred income tax liability                   $3,888        $ 2,564           $979
       Other comprehensive income adjustment                             88             16             31
       Cumulative effect of a change in accounting principle             --             --            112
       Acquisition of deferred tax asset (liability)
           recorded
           under purchase accounting                                     --             --            229
       Effect of currency translation and other                        (88)           (16)           (55)
                                                               -------------  -------------   ------------

                     Deferred income tax expense                     $3,888        $ 2,564         $1,296
                                                               =============  =============   ============

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

                                       56                              Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                     (In thousands, except per share data)

13)   Reconciliation of Net Income Per Share

                                                               Year ended December 31,
                                                      2003               2002                2001
                                               -----------------  ------------------  ------------------

     Net income                                       $10,178           $  7,760            $  4,662

     Weighted average shares outstanding               15,973             15,343              15,259
     Effective of dilutive stock options                  406                371                 281
                                             -----------------  ------------------  ------------------

     Dilutive shares outstanding                       16,379             15,714              15,540

     Basic net income per share                    $    0.64          $    0.51            $   0.31
                                             =================  ==================  ==================

     Diluted net income per share                  $    0.62          $    0.49            $   0.30
                                             =================  ==================  ==================

     Excluded from the shares outstanding for the years ended December 31, 2003,
     2002 and 2001 were 0, 7 and 7 antidilutive options, respectively, which had an exercise price of $0 during 2003, $10.26 during 2002, and $10.26 during
     2001.

14)  Commitments and Contingencies

     The Company has operating lease commitments for machinery, office equipment, manufacturing and office space which expire on varying dates.
     Rent expense for 2003, 2002 and 2001 was $2,359, $1,855 and $1,650,
     respectively. The following is a schedule by year of future minimum lease payments as of December 31, 2003 under operating leases that have initial or remaining noncancelable lease terms in excess of one year.

                    Year ended December 31,
----------------------------------------------------------------

        2004                                       $     2,354
        2005                                             2,086
        2006                                             1,806
        2007                                             1,770
        2008                                             1,768
        Thereafter                                      17,262
                                                   -------------

              Total minimum lease payments           $  27,046
                                                   =============

     The Kilkenny operation of the NN Europe Segment has received certain grants from the Ireland government. These grants are based upon the Kilkenny facility hiring and retaining certain employment levels by the measurement date. At December 31, 2003, actual employment levels are less than those required by certain grant covenants. During 2002, the grant agreement measurement date was amended to extend the measurement date. The Company anticipates that, if necessary, the grant agreement measurement date and
     /or employment level thresholds would again be adjusted. As of December 31,
     2003 and 2002 the grant obligation is recorded as a component of other non-current liabilities in the amount of $617 and $506, respectively.

     The NN Europe Segment has entered into a supply contract with Ascometal
     France ("Ascometal") for the purchase of steel for ball production. The contract terms specify that Ascometal provide Euroball 90%, 90%, 85% and
     85% of its steel requirements for the years ending December 31, 2002, 2003,
     2004 and 2005,

                                       57                              Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001
                     (In thousands, except per share data)

     respectively. The contract, among other things, stipulates that Ascometal achieve certain performance targets related to quality, reliability and service. The contract provisions include annual price adjustments based upon published indexes in addition to annual productivity improvement factor multiples. In 2003, Euroball purchased approximately $23,400 under the terms of this contract. Annual purchase commitments for the remaining term of the contract are approximately $23,639 and $24,112 for 2004 and
     2005, respectively. The contract expires December 31, 2005, however, it is automatically renewed for one year periods thereafter unless notice is provided by either Euroball or Ascometal.

15)  Quarterly Results of Operations (Unaudited)

     The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002.

                                                                Year ended December 31, 2003

                                               March 31            June 30           Sept. 30           Dec. 31
                                          -----------------  -----------------  -----------------  -----------------

       Net sales                                   $57,609          $  64,194          $  64,612          $67,047
       Income from operations                        7,155              2,497              5,653            4,473
       Net income                                    3,643                697              3,164            2,674
       Basic net income per share                     0.24               0.04               0.19             0.16
       Dilutive net income per share                  0.23               0.04               0.18             0.16
       Weighted average shares
           outstanding:
           Basic number of shares                   15,378             16,015             16,660           16,711
           Effect of dilutive stock
             options                                   196                450                507              470
                                          -----------------  -----------------  -----------------  -----------------

       Diluted number of shares                     15,574             16,465             17,167           17,181
                                          =================  =================  =================  =================

                                                                   Year ended December 31, 2002

                                                 March 31            June 30            Sept. 30           Dec. 31
                                             -----------------  -----------------  -----------------  -----------------

       Net sales                                    $  47,200          $  49,186          $  47,451          $  49,019
       Income from operations                           4,335              5,503              4,863              4,258
       Net income                                       1,848              2,408              2,119              1,384
       Basic net income per share                        0.12               0.16               0.14               0.09
       Dilutive net income per share                     0.12               0.15               0.14               0.09
       Weighted average shares
           outstanding:
           Basic number of shares                      15,341             15,359             15,368             15,368
           Effect of dilutive stock
             options                                      394                509                280                341
                                             -----------------  -----------------  -----------------  -----------------

       Diluted number of shares                        15,735             15,868             15,648             15,709
                                             =================  =================  =================  =================

     Second quarter and third quarter results in 2003 include a pre-tax charge of $3,047 ($1,950 of after-tax) and $(449) (($267) after-tax), respectively, related to asset write downs due to the closure of our NN
     Arte operation in Guadalajara, Mexico. These changes have been recorded as a component of income from operations.

     Fourth quarter results in 2002 include a pre-tax charge of $1,199 ($767 after-tax) related to asset write downs on the Company's Walterboro, SC production facility. This change has been recorded as a component of income from operations.

                                       58                              Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

16)  Fair Value of Financial Instruments

     Management believes the fair value of financial instruments approximate their carrying value due to the short maturity of these instruments or in the case of the Company's notes receivable and debt, due to the variable interest rates.

17)  Involuntary Conversion

     On March 12, 2000, a fire damaged a portion of the Company's manufacturing plant in Erwin, Tennessee. The fire was contained to approximately 30% of the productions area and did not result in serious injury to any employee.
     Affected production was shifted to the Company's other facilities as possible as well as the use of other certain suppliers to protect product supply to customers. Insurance coverage for the loss provided for reimbursement of the replacement value of property and equipment damaged in the fire. As of December 31, 2001 the Company has settled the insurance claim. For the year ended December 31, 2001 the net gain on involuntary conversion of $3,901 represents insurance proceeds received in excess of costs incurred. There were no amounts recorded as related involuntary conversion for the years ended December 31, 2003 and 2002.

18)  Accumulated Other Comprehensive Income

     At December 31, 2003 the Company has included in accumulated other comprehensive income (loss) unrealized income due to foreign currency translation of $9,667, and at December 31, 2002 the Company has included in accumulated other comprehensive income (loss) an unrealized loss due to foreign currency translation of ($1,606). Income taxes on the foreign currency translation adjustment in other comprehensive income (loss) were not recognized because the earnings are intended to be indefinitely reinvested in those operations. Also included in accumulated other comprehensive loss as of December 31, 2003, and 2002 were additional minimum pension liability, net of tax of ($258) and ($81), respectively.

19)  Sale of Common Stock

     During May 2003, we completed a public offering of 3.6 million shares of our stock by a group of selling shareholders. We did not receive any proceeds from the sale of the shares previously held by the group of selling shareholders, however, the underwriters did exercise their over-allotment option of 533,600 shares, which were offered by us. Net proceeds received by us in connection with the exercise of the over-allotment option were approximately $5.1 million, net of issue costs.
     Per the terms of our credit facility, we repaid a portion of our credit facility with these proceeds.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure

The information required by this Item was previously reported by the Company in
Current Reports on Form 8-K and 8-K/A, dated August 25, 2003 and August 26,
2003.

Item 9A.

Controls and Procedures

     a)   As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act
of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer,
concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange
Act filings.

     b)   During the fiscal quarter ended December 31, 2003, there have been no changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

                                    Part III

Item 10.

Directors and Executive Officers of the Registrant

     Directors. The information required by Item 401 of Regulation S-K concerning the Company's directors is contained in the section entitled
"Election of Directors -- Information about the Directors" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange
Commission within 120 days after December 31, 2003, in accordance with General
Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

     Code of Ethics. Our Code of Ethics (the "Code") was approved by our Board on November 6, 2003. The Code will be applicable to all officers, directors and employees. The Code will be posted on our website at http://www.nnbr.com. We will satisfy any disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a report on Form 8-K.

Audit Committee Financial Experts

     Audit Committee Members and Financial Expert. Information required by Item
401 of Regulation S-K concerning the Company's Audit Committee Members and
Financial Expert is contained in the section entitled "Information about the

Directors" of the Company's definitive Proxy Statement and, in accordance with
General Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

Information required by Item 201 (d) of Regulations S-K concerning the Company's equity compensation plans is set forth in the table below:

                                       Table of Equity Compensation Plan Information

In thousands
----------------------- -------------------------- -------------------------------- --------------------------------------
    Plan Category       Number of securities to    Weighted -average exercise       Number of securities remaining
                        be issued upon exercise    price of outstanding options,    available for future issuance under
                        of outstanding options,    warrants and rights              equity compensation plans (excluding
                        warrants and rights                                         securities reflected in column (a))

                                   (a)                           (b)                                 (c)
----------------------- -------------------------- -------------------------------- --------------------------------------
Equity
compensation
plans approved by
security holders                  1,251                         $7.53                                447
----------------------- -------------------------- -------------------------------- --------------------------------------
Equity
compensation
plans not approved
by security holders                  --                            --                                  --
----------------------- -------------------------- -------------------------------- --------------------------------------
        Total                     1,251                         $7.53                                447
----------------------- -------------------------- -------------------------------- --------------------------------------

Item 13. Related Party Relationships

         None.

Item 14. Principal Accountant Fees and Services

     Accountants' Fees and Services. Information required by Item 2-01 of
Regulation S-X and Section 10A(i) of the Securities Exchange Act concerning the
Company's Accountants' Fees and Services is contained in the section entitled
"Fees Paid to Independent Auditors" of the Company's definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

                                     Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  List of Documents Filed as Part of this Report

     1.   Financial Statements

     The financial statements of the Company filed as part of this Annual Report on Form 10-K begin on the following pages hereof:

                                                                            Page

         Report of Independent Auditors for the year ended December 31,
         2003.................................................................29

         Report of Independent Auditors for the years ended December 31,
         2002 and 2001........................................................30

         Consolidated Balance Sheets at December 31, 2003 and 2002............31

         Consolidated Statements of Income and Comprehensive Income for the
         three years ended December 31, 2003..................................32

         Consolidated Statements of Changes in Stockholders' Equity for
         the three years ended December 31, 2003..............................33

         Consolidated Statements of Cash Flows for the three years ended
         December 31, 2003....................................................34

         Notes to Consolidated Financial Statements...........................35

     2.  Financial Statement Schedules

         Not applicable.

     3.  See Index to Exhibits (attached hereto)

(b)  Reports on Form 8-K

          The Company filed a Form 8-K, in response to items 5 and 7, on October
          2, 2003 announcing the formation of a new Slovakian company and a related asset acquisition.

          The Company furnished a Form 8-K, in response to items 12 and 7, on
          October 30, 2003 announcing its third quarter earnings.

          The Company furnished a Form 8-K, in response to items 12 and 7, on
          November 21, 2003 announcing that it had delayed the filing of its third quarter 10-Q, confirming previously announced third quarter operating results and providing abbreviated qualitative information.

          The Company filed a Form 8-K, in response to items 5 and 7, on
          December 4, 2003 announcing that it had received a notice from Nasdaq related to the delayed filing of its quarterly report on Form 10-Q for the fiscal third quarter 2003.

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

                                       By:  /S/ RODERICK R. BATY
                                          --------------------------------------
                                            Roderick R. Baty
                                            Chairman and Director

                                            Dated:  March 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the date indicated.

Name and Signature             Title                                    Date

/S/ RODERICK R. BATY           Chairman, Chief Executive Officer,       March 15, 2004
---------------------------    President and Director (Principal
Roderick R. Baty               Executive Officer)

/S/ WILLIAM C. KELLY, JR.      Treasurer, Secretary and Chief           March 15, 2004
---------------------------    Administrative Officer (Principal
William C. Kelly, Jr.          Accounting Officer)

/S/ DAVID L. DYCKMAN           Vice President - Corporate Development   March 15, 2004
---------------------------    and Chief Financial Officer (Principal
David L. Dyckman               Financial Officer)

/S/ MICHAEL D. HUFF            Director                                 March 15, 2004
---------------------------
Michael D. Huff

/S/ G. RONALD MORRIS           Director                                 March 15, 2004
---------------------------
G. Ronald Morris

/S/ MICHAEL E. WERNER          Director                                 March 15, 2004
---------------------------
Michael E. Werner

/S/ STEVEN T. WARSHAW          Director                                 March 15, 2004
---------------------------
Steven T. Warshaw

/S/ JAMES L. EARSLEY           Director                                 March 15, 2004
---------------------------
James L. Earsley

/S/ ROBERT M. AIKEN, JR..      Director                                 March 15, 2004
---------------------------
Robert M. Aiken, Jr.

Index to Exhibits

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

     10.5 Form of Indemnification Agreement (incorporated by reference to
          Exhibit 10.6 of the Company's Registration Statement No. 333-89950 on
          Form S-3/A filed July 15, 2002)

     10.6 Form of Stock Option Agreement, dated December 7, 1998, between the
          Company and the non-employee directors of the Company (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K
          filed March 31, 1999)*

     10.7 Elective Deferred Compensation Plan, dated February 26, 1999
          (incorporated by reference to Exhibit 10.16 of the Company's Annual
          Report on Form 10-K filed March 31, 1999)*

     10.8 Employment Agreement, dated August 1, 1997, between the Company and
          Roderick R. Baty (incorporated by reference to Exhibit 10.14 of the
          Company's Form 10-Q filed November 14, 1997)*

     10.9 Amendment No. 1 to Employment Agreement between the Company and
          Roderick R. Baty, dated January 21, 2002 (incorporated by reference to
          Exhibit 10.18 of the Company's Annual Report on Form 10-K filed March
          29, 2002)*

     10.10 Change of Control and Noncompetition Agreement dated January 21, 2002 between the Company and Roderick R. Baty (incorporated by reference to
          Exhibit 10.19 of the Company's Annual Report on Form 10-K filed March
          29, 2002)*

     10.11 Employment Agreement, dated May 7, 1998, between the Company and
          Frank T. Gentry (incorporated by reference to Exhibit 10.14 of the
          Company's Annual Report on Form 10-K filed March 31, 1999)*

     10.12 Amendment No. 1 to Employment Agreement between the Company and Frank
          T. Gentry, dated January 21, 2002 (incorporated by reference to
          Exhibit 10.16 of the Company's Annual Report on Form 10-K filed March
          29, 2002)*

     10.13 Change of Control and Noncompetition Agreement dated January 21, 2002 between the Company and Frank T. Gentry (incorporated by reference to
          Exhibit 10.17 to the Company's Annual Report on Form 10-K filed March
          29, 2002)*

     10.14 Employment Agreement, dated January 21, 2002, between the Company and
          Robert R. Sams (incorporated by reference to Exhibit 10.20 of the
          Company's Annual Report on Form 10-K filed March 29, 2002)*

     10.15 Change of Control and Noncompetition Agreement dated January 21, 2002 between the Company and Robert R. Sams (incorporated by reference to
          Exhibit 10.21 of the Company's Annual Report on Form 10-K filed March
          29, 2002)*

     10.16 Employment Agreement, dated January 21, 2002, between the Company and
          David L. Dyckman (incorporated by reference to Exhibit 10.22 of the
          Company's Annual Report on Form 10-K filed March 29, 2002)*

     10.17 Change of Control and Noncompetition Agreement, dated January 21,
          2002, between the Company and David L. Dyckman (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K
          filed March 29, 2002)*

     10.18 Employment Agreement dated January 21, 2002, between the Company and
          William C. Kelly, Jr. (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K filed March 29, 2002)*

     10.19 Change of Control and Noncompetition Agreement, dated January 21,
          2002, between the Company and William C. Kelly, Jr. (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K
          filed March 29, 2002)*

     10.20 NN Euroball, ApS Shareholder Agreement dated April 6, 2000 among NN,
          Inc., AB SKF and FAG Kugelfischer Georg Shafer AG (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K
          filed March 29, 2002)

     10.21 Frame Supply Agreement between Euroball S.p.A., Kugelfertigung
          Eltmann GmbH, NN Euroball Ireland Ltd. and Ascometal effective January
          1, 2002 (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2.
          We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange
          Commission," as indicated throughout the document with an asterisk in brackets ([*])) (incorporated by reference to Exhibit 10.26 of the
          Company's Annual Report on Form 10-K filed March 31, 2003)

     10.22 Employment Agreement dated January 21, 2002, between the Company and
          Paul N. Fortier.*

     10.23 Amendment No. 3 to NN, Inc. Stock Incentive Plan as ratified by the shareholders on May 15, 2003 amending the Plan to permit the issuance of awards under the Plan to directors of the Company (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form
          10-Q filed August 14, 2003)*

     10.24 Credit Agreement dated as of May 1, 2003 among NN, Inc., and NN
          Euroball as the Borrowers, the Subsidiaries as Guarantors, the Lenders
          as identifies therein, AmSouth Bank as Administrative Agent, and
          SunTrust Bank as Documentation Agent and Euro Loan Agent (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form
          10-Q filed August 14, 2003)

     10.25 Supply Agreement between NN Euroball ApS and AB SKF dated April 6,
          2000. (We have omitted

          certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement,
          "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission, " as indicated
          throughout the document with a n asterisk in brackets([*])
          (incorporated by reference to Exhibit 10.3 of the Company's Quarterly
          Report on Form 10-Q filed August 14, 2003)

     10.26 Global Supply Agreement among NN, Inc., NN Netherlands B.V. and SKF
          Holding Maatschappij Holland B.V. dated April 14, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement,
          "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission, " as indicated
          throughout the document with a n asterisk in
          brackets([*])(incorporated by reference to Exhibit 10.4 of the
          Company's Quarterly Report on Form 10-Q filed August 14, 2003)

     21.1 List of Subsidiaries of the Company.

     23.1 Consent of PricewaterhouseCoopers LLP, Independent Accountants

     23.2 Consent of KPMG, LLP, Independent Auditors

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
          Sarbanes-Oxley Act

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of
          Sarbanes-Oxley Act

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of
          Sarbanes-Oxley Act

______________
*    Management contract or compensatory plan or arrangement.

