Form 10-Q
period 2004-03-31
NN INC
filed 2004-05-10
CIK 918541

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

As of May 7, 2004 there were 16,711,958 shares of the registrant's common stock, par value $0.01 per share, outstanding.

================================================================================

                                    NN, Inc.
                                      INDEX

                                                                                                      Page No.
Part I. Financial Information

Item 1.  Financial Statements:

             Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2004 and 2003 (unaudited).........................................2

             Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003
                (unaudited)..............................................................................3

             Consolidated Statements of Changes in Stockholders' Equity for the
                       three months ended March 31, 2004 and 2003 (unaudited)............................4

             Consolidated Statements of Cash Flows for the three months ended
                March 31, 2004 and 2003 (unaudited)......................................................5

             Notes to Consolidated Financial Statements (unaudited)......................................6

Item 2.  Management's Discussion and Analysis of Financial

Part II. Other Information

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
Thousands of Dollars, Except Per Share Data                  2004             2003
-------------------------------------------------------------------------------------
Net sales                                                   $ 77,632         $ 57,609
Cost of products sold (exclusive of depreciation
     shown separately below)                                  60,390           42,743
Selling, general and administrative                            7,143            4,632
Depreciation and amortization                                  3,999            3,079
                                                          -----------       ----------
  Income from operations                                       6,100            7,155

Interest expense, net                                            841              513
Other (income) expense                                          (56)              (7)
                                                          -----------       ----------
Income before provision for income taxes                       5,315            6,649
Provision for income taxes                                     2,097            2,472
Minority interest in consolidated subsidiaries                    --              534
                                                          -----------       ----------
    Net income                                                 3,218            3,643

Other comprehensive income:
     Foreign currency translation                            (2,489)            1,798
                                                          -----------       ----------
     Comprehensive income                                      $ 729           $5,441
                                                          ===========       ==========

Basic income per common share:                                $ 0.19           $ 0.24
                                                          ===========       ==========

  Weighted average shares outstanding                         16,712           15,378
                                                          ===========       ==========

Diluted income per common share:                              $ 0.19           $ 0.23
                                                          ===========       ==========

  Weighted average shares outstanding                         17,189           15,574
                                                          ===========       ==========

Cash dividends per common share                               $ 0.08           $ 0.08
                                                          ===========       ==========

                             See accompanying notes.

                                    NN, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                           March 31,              December 31,
Thousands of Dollars                                                         2004                     2003
------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                      $ 7,143                  $ 4,978
  Accounts receivable, net                                                        48,728                   40,864
  Inventories, net                                                                33,322                   36,278
  Other current assets                                                             6,342                    6,299
                                                                       ------------------       ------------------
     Total current assets                                                         95,535                   88,419

Property, plant and equipment, net                                               126,142                  128,996
Assets held for sale                                                                  --                    1,805
Goodwill, net                                                                     42,245                   42,893
Other assets                                                                       4,103                    4,304
                                                                       ------------------       ------------------
     Total assets                                                              $ 268,025                $ 266,417
                                                                       ==================       ==================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                              $ 35,901                 $ 32,867
  Dividends payable                                                                1,337                       --
  Accrued salaries and wages                                                      11,181                   12,032
  Short-term debt                                                                     --                    2,000
  Current maturities of long-term debt                                             6,426                   12,725
  Other current liabilities                                                        4,996                    3,070
                                                                       ------------------       ------------------
     Total current liabilities                                                    59,841                   62,694

Non-current deferred tax liability                                                13,157                   13,423
Long-term loans                                                                   75,579                   69,752
Accrued pension and other                                                         13,586                   14,080
                                                                       ------------------       ------------------
     Total liabilities                                                           162,163                  159,949

Total stockholders' equity                                                       105,862                  106,468
                                                                       ------------------       ------------------

Total liabilities and stockholders' equity                                      $268,025                 $266,417
                                                                       ==================       ==================

                             See accompanying notes.

                                    NN, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                       Accumulated
                                                  Common Stock         Additional                         Other
                                             Number Of        Par       paid in        Retained       Comprehensive
Thousands of Dollars and Shares               Shares         value      capital        Earnings       Income (Loss)       Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2003                        15,370         $154       $ 40,457        $ 38,984       $ (1,687)        $ 77,908
   Shares issued                                    11            1             78              --              --              79
   Net income                                       --           --             --           3,643              --           3,643
   Dividends declared                               --           --             --         (1,230)              --         (1,230)
    Other comprehensive income                      --           --             --              --           1,798           1,798
                                            -----------     --------    -----------    ------------   -------------    ------------
Balance, March 31, 2003                         15,381         $155       $ 40,535        $ 41,397          $  111        $ 82,198
                                            ===========     ========    ===========    ============   =============    ============

Balance, January 1, 2004                        16,712         $168       $ 52,960        $ 43,931         $ 9,409        $106,468
  Shares issued                                     --           --              2              --              --               2
  Net income                                        --           --             --           3,218              --           3,218
  Dividends declared                                --           --             --         (1,337)              --         (1,337)
  Other comprehensive income                        --           --             --              --         (2,489)         (2,489)
                                            -----------     --------    -----------    ------------   -------------    ------------
Balance, March 31, 2004                         16,712         $168       $ 52,962        $ 45,812          $6,920       $ 105,862
                                            ===========     ========    ===========    ============   =============    ============

                             See accompanying notes.

                                    NN, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                           March 31,
Thousands of Dollars                                                                  2004            2003
--------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                           $ 3,218        $ 3,643
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation and amortization                                                        3,999          3,079
    Amortization of debt issue costs                                                        54             45
    Minority interest in consolidated subsidiary                                            --            534
    Changes in operating assets and liabilities:
      Accounts receivable                                                              (8,859)        (9,416)
      Inventories                                                                        2,348        (1,833)
      Other current assets                                                                  67          (398)
      Other assets                                                                       (129)        (1,522)
      Accounts payable                                                                   3,835            403
      Income taxes payable                                                               2,005          3,014
      Other liabilities                                                                  (388)          (361)
                                                                                   ------------    -----------
         Net cash provided (used) by operating activities                                6,150        (2,812)
                                                                                   ------------    -----------
Investing Activities:
 Acquisition of property, plant, and equipment                                         (2,286)        (2,071)
                                                                                   ------------    -----------
         Net cash used by investing activities                                         (2,286)        (2,071)
                                                                                   ------------    -----------
Financing Activities:
 Proceeds from short-term debt                                                           1,000             --
 Book overdraft                                                                             --          2,775
 Repayment of long-term debt                                                           (2,584)           (83)
 Proceeds from issuance of stock                                                             2             79
                                                                                   ------------    -----------
         Net cash provided (used) by financing activities                              (1,582)          2,771
                                                                                   ------------    -----------

Effect of exchange rate changes on cash and cash equivalents                             (117)            196

Net Change in Cash and Cash Equivalents                                                  2,165        (1,916)
Cash and Cash Equivalents at Beginning of Period                                         4,978          5,144
                                                                                   ------------    -----------
Cash and Cash Equivalents at End of Period                                             $ 7,143        $ 3,228
                                                                                   ============    ===========

                             See accompanying notes.

                                    NN, Inc.
                   Notes To Consolidated Financial Statements
                                   (unaudited)

Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the "Company")
have not been audited by independent accountants, except that the balance sheet at December 31, 2003 is derived from the Company's audited financial statements.
In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 2004 and 2003, the Company's financial position at
March 31, 2004 and December 31, 2003, and the cash flows for the three month period ended March 31, 2004 and 2003. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms "NN", "the
Company", "we", "our", or "us" mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These Condensed, Consolidated, Unaudited
Financial Statements should be read in conjunction with our audited Consolidated
Financial Statements and the Notes thereto included in our most recent annual report on Form 10-K which we filed with the Securities and Exchange Commission on March 15, 2004.

The results for the first quarter of 2004 are not necessarily indicative of future results.

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

In connection with a variable Euribor rate debt financing in July 2000, our subsidiary, NN Europe ApS (formerly known as NN Euroball ApS) entered into an interest rate swap with a notional amount of 12.5 million Euro for the purpose of fixing the interest rate on a portion of its debt financing. The interest rate swap provides for the Company to receive variable Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July
2006 and the notional amount amortizes in relation to initially established principal payments on the underlying debt over the life of the swap. This original debt was repaid in May 2003, however, the swap remains pursuant to its original terms.

As of March 31, 2004, the fair value of the swap was approximately $404,000, which is recorded in other non-current liabilities. The change in fair value during the three month periods ended March 31, 2004 and 2003 was a loss of approximately $8,000 and $104,000, respectively, which have been included as a component of other (income) expense.

Note 3.  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                                                                  March 31,          December. 31,
                                                                                     2004                 2003
                                                                            -------------------    -------------------
Raw materials                                                                         $  7,808               $  8,492
Work in process                                                                          6,772                  6,808
Finished goods                                                                          19,883                 22,128
Less inventory reserves                                                                (1,141)                (1,150)
                                                                            -------------------    -------------------
                                                                                      $ 33,322               $ 36,278
                                                                            ===================    ===================

Inventories on consignment at customer locations as of March 31, 2004 and
December 31, 2003 were $2,509 and $3,046, respectively.

Note 4.  Net Income Per Share
                                                                                       Three Months Ended
                                                                                            March 31,
Thousands of Dollars, Except Share and Per Share Data                              2004                   2003
-----------------------------------------------------                       -------------------    -------------------
Net income                                                                              $3,218                 $3,643
                                                                            ===================    ===================

Weighted average basic shares                                                       16,711,651             15,378,313
Effect of dilutive stock options                                                       477,099                195,881
                                                                            -------------------    -------------------
Weighted average dilutive shares outstanding                                        17,188,750             15,574,194
                                                                            ===================    ===================

Basic net income per share                                                               $0.19                  $0.24
                                                                            ===================    ===================
Diluted net income per share                                                             $0.19                  $0.23
                                                                            ===================    ===================

Excluded from the shares outstanding for each of the periods ended March 31,
2004 and 2003 were 438,000 and 39,800 antidilutive options, respectively, which had exercise prices of $12.62 as of March 31, 2004 and exercise prices ranging from $9.75 to $10.26 as of March 31, 2003.

Note 5.  Segment Information

During 2004 and 2003, the Company's reportable segments are based on differences in product lines and geographic locations and are divided among Domestic Ball and Roller, European operations ("NN Europe") and Plastic and Rubber Components.
The Domestic Ball and Roller Segment is comprised of two manufacturing facilities in the eastern United States. The NN Europe Segment is comprised of precision ball manufacturing facilities located in Kilkenny, Ireland, Eltmann,
Germany, Pinerolo, Italy, Veenendaal, The Netherlands ("Veenendaal") which is a tapered roller and metal cage manufacturing operation acquired in May 2003 and
Kysucke Nove Mesto, Slovakia, which is expected to begin production in the second quarter of 2004. See Note 6, "Acquisitions and Joint Ventures". All of
the facilities in the Domestic Ball and Roller Segment are engaged in the production of precision balls and rollers used primarily in the bearing industry. All of the facilities in the NN Europe Segment are engaged in the production of precision balls used primarily in the bearing industry except for
Veenendaal which is engaged in the production of tapered rollers and cages for use primarily in the bearing industry. The Plastic and Rubber Components Segment is comprised of the Industrial Molding Corporation ("IMC") business, located in
Lubbock, Texas and The Delta Rubber Company ("Delta") business, located in
Danielson, Connecticut. IMC is engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, fiber optic and office automation markets. Delta is engaged principally in the production of engineered bearing seals used principally in automotive, industrial, agricultural, mining and aerospace applications.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies in the Company's Annual Report on
Form 10-K for the fiscal year ended December 31, 2003, including those policies as discussed in Note 1. We evaluate segment performance based on profit or loss from operations before income taxes and minority interest. We account for inter-segment sales and transfers at current market prices; however, we did not have any material inter-segment transactions during the three month periods ended March 31, 2004 or 2003.

                                                                 Three Months Ended March 31,
                                                     2004                                           2003
                                    Domestic                       Plastic and      Domestic                      Plastic and
                                     Ball &          NN Europe        Rubber         Ball &       NN Europe         Rubber
Thousands of Dollars                 Roller          Segment       Components        Roller        Segment        Components
-------------------------------- ------------ ---------------- ---------------- ------------- --------------- ----------------
Revenues from external
customers                           $ 14,427         $ 50,055         $ 13,150      $ 14,249        $ 28,835         $ 14,525
Segment pretax profit                    767            3,790              758         1,980           3,729              940
Segment assets                        50,033          160,321           57,671        61,435          87,721           59,980

Note 6.  Acquisitions and Joint Ventures

On May 2, 2003 we acquired the 23 percent interest in NN Europe, ApS ("NN
Europe") (formerly known as NN Euroball ApS) held by SKF. On March 12, 2004 we changed the name of our primary European entity from NN Euroball, ApS to NN
Europe ApS. To avoid confusion between the entity and the segment, we will refer to the segment as the NN Europe Segment and the entity as NN Europe. We paid approximately 13.8 million Euros ($15.6 million) for SKF's interest in Euroball.
Upon consummation of this transaction, we became the sole owner of NN Europe.

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

The following unaudited pro-forma summary presents the financial information for the three month period ended March 31, 2003 as if our Veenendaal acquisition had occurred as of the beginning of the period presented. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of each of the periods presented, nor are they indicative of future results.

                                                   Three months ended
       (In thousands, except per share              March 31, 2003
       data)                                          (unaudited)
       ----------------------------------- ----------------------------------
       Net sales                                        $ 70,829
       Net income                                          3,814
       Basic earnings per share                             0.25
       Diluted earnings per share                           0.24

Note 7.  New Accounting Pronouncements

In December 2003, the FASB issued Financial Interpretation No. 46(R),
"Consolidation of Variable Interest Entities," ("FIN 46(R)"). This
interpretation addresses consolidation by business enterprises of variable interest entities with certain defined characteristics and replaces Financial
Interpretation No. 46. The interpretation was effective January 1, 2004 for variable interest entities existing prior to February 2003. FIN 46(R) did not have a significant impact on the Company's consolidated financial statements.

In December 2003 the FASB issued SFAS No. 132 (revised 2003), "Employers'
Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132R
revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No.
88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit
Pensions Plans and for Termination Benefits, and No. 106, "Employers' Accounting
for Postretirement Benefits Other Than Pensions". SFAS No. 132R requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. With certain exceptions, principally related to disclosure requirements of foreign plans,
SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. As of March 31, 2004, we have complied with the disclosure requirements of SFAS No. 132R.

We have a defined benefit pension plan covering the employees at our Eltmann,
Germany facility. The benefits are based on the expected years of service including the rate of compensation increase. The plan is unfunded.

         Components of Net Periodic Pension Cost:

                                                                                Three months ended
                                                                                    March 31,
         (in thousands of dollars)                                              2004          2003
         --------------------------------------------------------------------------------------------
         Service cost                                                               $26           $29
         Interest cost                                                               58            52
         Amortization of net gain                                                    --             2
                                                                             -----------    ----------
           Net periodic pension cost                                                $84           $83
                                                                             ===========    ==========

We expect to contribute approximately $0.3 million to our pension plan in 2004.
As of March 31, 2004, approximately $0.1 million of contributions have been made.

Note 8.  Long-Term Debt and Short-Term Debt

On May 1, 2003 in connection with the purchase of SKF's Veenendaal component manufacturing operations and SKF's 23 percent interest in Euroball, we entered into a new $90 million syndicated credit facility with AmSouth Bank ("AmSouth")
as the administrative agent and Suntrust Bank as the Euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million Euros ($29.6 million) (the "$90 million credit facility"). This new financing arrangement replaced our prior credit facility with AmSouth and Hypo Vereinsbank Luxembourg,
S.A. The credit facility consists of a $30.0 million revolver expiring on March
15, 2006, bearing interest at a floating rate equal to LIBOR (1.11% at March 31,
2004) plus an applicable margin of 1.25 to 2.0, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR
(1.11% at March 31, 2004) plus an applicable margin of 1.25 to 2.0 and a 26.3 million Euro ($29.6 million) term loan expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (1.94% at March 31, 2004) plus an applicable margin of 1.25 to 2.0. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments
(including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in the
Company's business. The credit agreement is un-collateralized except for the pledge of stock of certain foreign subsidiaries. We were in compliance with all such covenants as of March 31, 2004. See Note 11. On October 9, 2003 we
acquired certain assets comprised of land, building and machinery and equipment of the precision ball operations of KLF - Gulickaren ("KLF"), based in Kysucke
Nove Mesto, Slovakia. We paid consideration of approximately 1.7 million Euros
($2.0 million). The assets will be utilized by our newly established subsidiary
AKMCH s.r.o. ("AKMCH") based in Kysucke Nove Mesto, Slovakia, which will begin production in the second quarter of 2004. The financial results of their operations have been included in our NN Europe Segment.

In connection with the acquisition of KLF's operations in Slovakia, on September
23, 2003 we entered into a $2.0 million short-term unsecured promissory note
(the "$2.0 million note") with AmSouth as the lender. This note, which bears interest at the prime rate (4.0% at March 31, 2004) matures on May 12, 2004. See
Note 11.

On March 23, 2004 we entered into a $2.7 million short-term promissory note (the
"$2.7 million note") with AmSouth Bank ("AmSouth") as the lender. This note, which bears interest at the prime rate (4.0% at March 31, 2004), matures on June
20, 2004. This agreement was entered into to fund short term operating capital requirements. As of March 31, 2004, borrowings totaled $1.0 million under this note. See Note 11.

Note 9.  Goodwill

The changes in the carrying amount of goodwill for the three month period ended
March 31, 2004 are as follows:

In thousands of dollars              Plastic and Rubber
                                     Components Segment   NN Europe Segment        Total
                                    --------------------- ------------------- ----------------
Balance as of January 1, 2004                   $ 25,755            $ 17,138         $ 42,893
Currency impacts                                      --               (648)            (648)
                                    --------------------- ------------------- ----------------
Balance as of March 31, 2004                    $ 25,755            $ 16,490         $ 42,245
                                    ===================== =================== ================

Note 10. Stock Compensation

We have adopted the provisions of SFAS 123, which encourages but does not require a fair value based method of accounting for stock compensation plans. We have elected to continue accounting for our stock compensation plan using the intrinsic value based method under Auditing Practices Board ("APB") Opinion No.
25 and, accordingly, have not recorded compensation expense for the three month periods ended March 31, 2004 and March 31, 2003. Had compensation cost for our stock compensation plan been determined based on the fair value at the option grant dates, our net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                                                              Three months ended
                                                                                  March 31,
In Thousands, Except per Share Data                                          2004             2003
---------------------------------------------------------------------    -------------     -----------
Net income - as reported                                                      $ 3,218          $3,643
 Stock based compensation costs (income), net of income tax,
     included in net income as reported                                          (67)              --
 Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been
     applied                                                                      (7)            (10)
                                                                         -------------     -----------
Net income - pro-forma                                                         $3,144          $3,633
                                                                         =============     ===========

                                                                              Three months ended
                                                                                  March 31,
                                                                             2004             2003
                                                                         -------------     -----------
Basic earnings per share - as reported                                         $ 0.19          $ 0.24

 Stock based compensation costs (income), net of income tax,                       --              --
     included in net income as reported
 Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been
     applied                                                                       --              --
                                                                         -------------     -----------
Basic earnings per share - pro-forma                                           $ 0.19          $ 0.24
                                                                         =============     ===========

Earnings per share-assuming dilution - as reported                             $ 0.19          $ 0.23
 Stock based compensation costs (income), net of income tax,
     included in net income as reported                                        (0.01)              --
 Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been
     applied                                                                       --              --
                                                                         -------------     -----------
Earnings per share - assuming dilution-pro-forma                               $ 0.18          $ 0.23
                                                                         =============     ===========

The fair value of each option grant was estimated based on actual information available through March 31, 2004 and 2003 using the Black Scholes option-pricing model with the following assumptions:

Term                            Vesting period
Risk free interest rate         3.85% and 3.28% at March 31, 2004 and 2003, respectively
Dividend yield                  2.74% and 3.66% at March 31, 2004 and 2003, respectively
Volatility                      49.16% and 50.11% at March 31, 2004 and 2003, respectively

Note 11.  Subsequent Events

On April 26, 2004 we issued $40.0 million of aggregate principal amount senior notes in a private placement. These notes bear interest at a fixed rate of 4.89%
and mature on April 26, 2014. Interest is paid semi-annually. Annual principal payments begin on April 26, 2008 and extend through the date of maturity.
Proceeds from this credit facility were used to repay our existing US dollar denominated term loan and repay a portion of our borrowings under our US dollar denominated revolving credit facility, which are both components of our $90 million credit facility, and to repay borrowings under our $2.0 million note and our $2.7 million note. The current maturities of the US dollar denominated long-term debt and the short-term notes have been classified as long-term loans in our Consolidated Balance Sheet as of March 31, 2004 as a result of this transaction. The agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. The notes are not collateralized except for the pledge of stock of certain foreign subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        Of Operations

Overview and Management Focus

 Our strategy and management focus is based upon the following long-term objectives:

     o    Captive growth, providing a competitive and attractive alternative to the operations of our global customers

     o    Expansion of our bearing product offering, and

     o    Global expansion of our manufacturing base to better address the global requirements of our customers

  Management generally focuses on these trends and relevant market indicators:

     o    Global industrial growth and economics

     o    Global automotive production rates

     o    Costs subject to the global inflationary environment, including, but not limited to:

     o    Raw material

     o    Wages and benefits, including health care costs

     o    Energy

     o    Trends related to manufacturing's geographic migration of competitive manufacturing

     o    Regulatory environment for United States public companies

     o    Currency and exchange rate movements and trends

     o    Interest rate levels and expectations

 Management generally focuses on the following key indicators of operating performance:

     o    Sales growth

     o    Cost of products sold levels

     o    Selling, general and administrative expense levels

     o    Net income

     o    Cash flow from operations and capital spending

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

Results of Operations

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Net Sales. Net sales increased by approximately $20.0 million, or 34.8%, from
$57.6 million in the first quarter of 2003 to $77.6 million in the first quarter of 2004. By segment, sales increased by $21.2 million and $0.2 million for the
NN Europe Segment and Domestic Ball and Roller Segment, respectively. Within the
NN Europe Segment, $15.0 million of the increase is related to our May 2, 2003 acquisition of Veenendaal and the inclusion of its results for the first quarter of 2004, $4.7 million of the increase is related to the impact of foreign currency exchange rates and $1.5 million is related to increased product demand.
Offsetting these increases, were decreased sales of the Plastic and Rubber
Components Segment of approximately $1.4 million. Of this amount, $0.6 million is related to the closure of our NN Arte Guadalajara, Mexico operation announced during the second quarter of 2003. Additional decreases of $0.8 million are principally a result of the elimination of one program with an existing customer and decreased demand.

Cost of Products Sold. Cost of products sold increased by approximately $17.7 million, or 41.3%, from $42.7 million in the first quarter of 2003 to $60.4 million in the first quarter of 2004. By segment, cost of products sold increased by $18.3 million and $0.5 million for the NN Europe Segment and
Domestic Ball and Roller Segment, respectively. Within the NN Europe Segment,
$12.6 million of the increase is related to our May 2, 2003 acquisition of
Veenendaal and the inclusion of its results for the first quarter of 2004, $3.6 million of the increase is related to the impact of foreign currency exchange rates and $2.1 million is related to increased product demand, material cost increases and inventory management efforts. Within the Domestic Ball and Roller
Segment, the $0.5 million increase is principally related to inventory management efforts. Offsetting these increases, were decreased cost of products sold in the Plastic and Rubber Components Segment of approximately $1.1 million.
Of this amount, $0.7 million is related to the closure of our NN Arte
Guadalajara, Mexico operation announced during the second quarter of 2003.
Additional decreases of $0.4 million are a result of the elimination of one program with an existing customer and decreased demand. As a percentage of net sales, cost of products sold increased from 74.2% during the first quarter of
2003 to 77.8% during the first quarter of 2004.

The price of steel has risen over the last twelve to eighteen months with 2004 prices expected to reflect even greater increases. The increase is principally due to general increases in global demand and, more recently, due to China's increased consumption of steel. This has had the impact of increasing scrap surcharges we pay in procuring our steel. Our contracts with key customers allow us to pass a majority of the steel price increases we incur on to those customers. However, by contract, material price changes in any given year are typically passed along with price adjustments in January of the following year.
Until the current increases are able to be passed through to our customers, income from operations, net income and cash flow from operations will be adversely affected.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $2.5 million, or 54.2%, from
$4.6 million in the first quarter of 2003 to $7.1 million in the first quarter of 2004. Selling, general and administrative expenses increased by $1.7 million and $0.7 million for the NN Europe Segment and Domestic Ball and Roller Segment,
respectively. Within the NN Europe Segment, $1.1 million of the increase is related to our May 2, 2003 acquisition of Veenendaal and the inclusion of its results for the first quarter of 2004, $0.4 million of the increase is related to the impact of foreign currency exchange rates and $0.2 million is related to employee severance. Within the Domestic Ball and Roller Segment, the $0.3
million of the increase is related to costs incurred as a result of the start-up of our previously announced Level 3 program which integrates the principles of
Lean Enterprise, Six Sigma and Total Productive Maintenance, $0.3 million of the increase is related to Sarbanes-Oxley compliance efforts in the area of internal financial control and $0.1 million of the increase is principally related to insurance increases related to Director and Officer liability coverages. As a percentage of net sales, selling, general and administrative expenses increased from 8.0% during the first quarter of 2003 to

9.2% during the first quarter of 2004.

Depreciation and Amortization. Depreciation and amortization expenses increased by approximately $0.9 million, or 29.9%, from $3.1 million in the first quarter of 2003 to $4.0 million in the first quarter of 2004. Principally all of the
$0.9 million increase was attributable to the NN Europe Segment. Within the NN
Europe Segment, $0.7 million of the increase is related to our May 2, 2003 acquisition of Veenendaal and the inclusion of its results for the first quarter of 2004 and $0.2 million of the increase is related to the impact of foreign currency exchange rates. As a percentage of net sales, depreciation and amortization expense decreased from 5.3% during the first quarter of 2003 to
5.2% during the first quarter of 2004.

Interest Expense. Interest expense increased by approximately $0.3 million from
$0.5 million in the first quarter of 2003 to $0.8 million in the first quarter of 2004. The increase is attributed to increased debt levels due to the May 2003 acquisition of Veenendaal and the May 2003 purchase of the 23% interest in NN
Europe held by SKF. Effective with the completion of this transaction, we own
100% of NN Europe.

Minority Interest in Consolidated Subsidiary. Minority interest in consolidated subsidiary decreased $0.5 million from $0.5 million in the first quarter of 2003 to $0 in the first quarter of 2004. The decrease is due entirely to our purchase of the remaining 23% minority interest in NN Europe on May 2, 2003. During the first quarter of 2003, minority interest in consolidated subsidiary represented the 23% of the shares of the joint venture held by SKF.

Net Income. Net income decreased by approximately $0.4 million, or 11.7%, from
$3.6 million in the first quarter of 2003 to $3.2 million in the first quarter of 2004. As a percentage of net sales, net income decreased from 6.3% during the first quarter of 2003 to 4.1% during the first quarter of 2004.

Liquidity and Capital Resources

On March 23, 2004 we entered into a $2.7 million short-term promissory note
("the $2.7 million note") with AmSouth Bank as the lender. This note, which bears interest at the prime rate (4.0% at March 31, 2004), matures on June 20,
2004. This agreement was entered into to fund short term operating capital requirements. As of March 31, 2004, borrowings totaled $1.0 million under this note. See Note 8 of the Notes to Consolidated Financial Statements.

In connection with the acquisition of KLF's operations in Slovakia, on September
23, 2003 we entered into a $2.0 million short-term promissory note ("the $2.0 million note") with AmSouth as the lender. This note, which bears interest at the prime rate (4.0% at March 31, 2004), matures on May 12, 2004. See Note 8 of the Notes to Consolidated Financial Statements.

On May 1, 2003 in connection with the purchase of SKF's Veenendaal component manufacturing operations and SKF's 23 percent interest in NN Europe, we entered into a new $90 million syndicated credit facility with AmSouth as the administrative agent and Suntrust Bank as the Euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million Euros ($29.6 million)
(the "$90 million credit facility") This new financing arrangement replaced our prior credit facility with AmSouth and NN Europe's credit facility with Hypo
Vereinsbank Luxembourg, S.A. The credit facility consists of a $30.0 million revolver expiring on March 15, 2006, bearing interest at a floating rate equal to
LIBOR (1.11% at March 31, 2004) plus an applicable margin of 1.25 to 2.0, a
$30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR (1.11% at March 31, 2004) plus an applicable margin of 1.25 to 2.0 and a 26.3 million Euro ($29.6 million) term loan expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (1.94% at March 31,
2004) plus an applicable margin of 1.25 to 2.0. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments
(including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. The credit facility is not collateralized except for the pledge of stock of certain foreign subsidiaries. We were in compliance with all such covenants as of March 31, 2004.

On April 26, 2004 we issued $40.0 million aggregate principal amount of senior notes in a private

placement. These notes bear interest at a fixed rate of 4.89% and mature on
April 26, 2014. Interest is paid semi-annually. Annual principal payments begin on April 26, 2008 and extend through the date of maturity. Proceeds from this credit facility were used to repay our existing US dollar denominated term loan and repay a portion of our borrowings under our US dollar denominated revolving credit facility, which are both components of our $90 million credit facility, and to repay borrowings under our $2.0 million note and our $2.7 million note.
The agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. The notes are not collateralized except for the pledge of stock of certain foreign subsidiaries. See Notes 8 and 11 of the
Notes to Consolidated Financial Statements.

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

We bill and receive payment from some of our customers in Euros as well as other currencies. To date, we have not been materially adversely affected by currency fluctuations. Nonetheless, as a result of these sales, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of March 31, 2004, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories, was $35.7 million at March 31, 2004 as compared to $25.7 million at
December 31, 2003. Approximately $8.0 million of the working capital increase is attributable to the classification of the current maturities of our $90 million credit facility and borrowings under our $2.0 million note and $2.7 million note as long-term loans. The ratio of current assets to current liabilities increased from 1.41:1 at December 31, 2003 to 1.60:1 at March 31, 2004. Cash flow from operations increased to $6.2 million during the first three months of 2004 from
($2.8 million) during the first three months of 2003. Contributing to the improvement in cash flow from operations for the three months ended March 31,
2004 was the reduction in inventory levels of approximately $2.3 million.

During 2004, we plan to spend approximately $9.0 million on capital expenditures related primarily to equipment and process upgrades and replacements and approximately $5.0 million principally related to geographic expansion of our manufacturing base. Of these amounts approximately $2.3 million has been spent through March 31, 2004. We intend to finance these activities with cash generated from operations and funds available under the credit facilities described above. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our working capital needs and projected capital expenditure requirements through December 2004.

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

Inflation and Changes in Prices

While the Company's operations have not been materially affected by general inflation during recent years, prices for 52100 Steel and other steel related raw materials have increased significantly during the past twelve months. In the
Company's U.S. operations our typical pricing arrangements with steel suppliers are subject to adjustment once every six months. The Company's NN Europe Segment has entered into long-term agreements with its primary steel supplier, which provide for standard terms and conditions, annual unit price adjustments, and quarterly pricing adjustments in the form of scrap surcharges. In both our U.S.
and European operations, the steel price increases we have experienced are related to increasing global demand for scrap and other steel related raw materials, principally from China. While we reserve the right to increase product prices periodically in the event of increases in its raw material costs, our current contracts in effect with SKF and INA/FAG call for adjustments in selling prices for raw material inflation to occur in January of the following year. As such, the majority of the inflation we are currently experiencing in raw material pricing will not be passed through until January 2005. For other customers, we are currently in the process of adjusting pricing levels to reflect the increases in steel pricing.

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2003 including those policies as discussed in
Note 1. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding the Company's business operations, financial condition and results of operations. There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies.

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

Impairment of Long-Lived Assets. The Company's long-lived assets include property, plant and equipment. The recoverability of the long-lived assets is dependent on the performance of the companies

which the Company has acquired, as well as volatility inherent in the external markets for these acquisitions. In assessing potential impairment for these assets the Company will consider these factors as well as forecasted financial performance. For assets held for sale as of December 31, 2003, appraisals are relied upon to assess the fair market value of those assets. The assets held for sale of $1.8 million as of December 31, 2003 have been reclassified as held for use as of March 31, 2004. The amounts reclassified are carried at fair value which is lower than the carrying amount before the assets were classified as held for sale adjusted for depreciation expense. The reclassification of these assets did not have a material impact to our income from operations, net income or cash flow from operations for the three months ended March 31, 2004. Future adverse changes in market conditions or adverse operating results of the underlying assets could result in the Company having to record additional impairment charges not previously recognized.

Pension and Post-Retirement Obligations. The Company uses several assumptions in determining its periodic pension and post-retirement expense and obligations which are included in the Consolidated Financial Statements. These assumptions include determining an appropriate discount rate, rate of compensation increase, as well as the remaining service period of active employees. The Company uses an independent actuary to calculate the periodic pension and post-retirement expense and obligations based upon these assumptions and actual employee census data.

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

We do not have a hedging program in place associated with consolidating the operating results of our foreign businesses into U.S. Dollars. An increase in the value of the U.S. Dollar and/or the Euro relative to other currencies may adversely affect our ability to compete with our foreign-based competitors for international, as well as domestic, sales. Also, a decline in the value of the
Euro relative to the U.S. Dollar could negatively impact our consolidated financial results, which are denominated in U.S. Dollars.

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

Acquiring businesses that complement or expand our operations has been and continues to be an important element of our business strategy. This strategy calls for growth through acquisitions constituting

approximately two-thirds of our future growth, with the remainder resulting from internal growth and market penetration. We bought our plastic bearing component business in 1999, formed NN Europe with our two largest bearing customers, SKF and INA/FAG, in 2000 and acquired our bearing seal operations in 2001. During
2002, we purchased INA/FAG's minority interest in NN Europe and on May 2, 2003 we acquired SKF's minority interest in NN Europe, to become the sole owner at NN
Europe. On May 2, 2003 we acquired SKF's tapered roller and metal cage manufacturing operations in Veenendaal, The Netherlands. On October 9, 2003 we
acquired the precision ball producing assets of KLF-Gulickaren in Kysucke Nove
Mesto, Slovakia. We cannot assure you that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future. In addition, we may borrow funds to acquire other businesses, increasing our interest expense and debt levels. Our inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

We have expanded our ball and roller production facilities and capacity over the last several years. During 1997, we built an additional manufacturing plant in
Kilkenny, Ireland, and we continued this expansion in 2000 through the formation of NN Europe with SKF and INA/FAG. Our ball and roller facilities have not always operated at full capacity and from time to time our results of operations have been adversely affected by the under-utilization of our production facilities, and we face risks of further under-utilization or inefficient utilization of our production facilities in future years.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to our use of certain financial instruments as well as transacting in various foreign currencies. To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At March 31,
2004, we had $59.3 million outstanding under the domestic credit facilities and
NN Europe had 21.0 million Euro ($25.7 million) outstanding under the Euro term loan. See Note 8 of the Notes to Consolidated Financial Statements. At March 31,
2004, a one-percent increase in the interest rate charged on our outstanding borrowings under both credit facilities would result in interest expense increasing annually by approximately $0.8 million. In connection with a variable
EURIBOR rate debt financing in July 2000 our majority owned subsidiary, NN
Europe entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for us to receive variable Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to principal payments on the underlying debt over the life of the

swap. This original debt was repaid in May 2003, however, the swap remains pursuant to its original terms. On May 1, 2003, we entered into the $90 million credit facility. This new financing arrangement replaces our prior credit facility with AmSouth and NN Europe's credit facility with Hypo Vereinsbank
Luxembourg, S.A., see "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources". The
nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our NN Europe Segment, bills and receives payments from some of its foreign customers in their own currency. To date, we have not been materially adversely affected by currency fluctuations of foreign exchange restrictions. However, to help reduce exposure to foreign currency fluctuation, management has incurred debt in Euros and has periodically used foreign currency hedges. These currency hedging programs allow management to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency hedging instruments as of March 31, 2004.

Item 4. Controls and Procedures

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's
Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the
"Exchange Act"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the
Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K.

     a.   Exhibits Required by Item 601 of Regulation S-K

     10.1 Amendment No. 2 to Credit Agreement dated March 12, 2004, by and among
          NN, Inc., NN Euroball ApS, certain subsidiaries, AmSouth Bank as administrative agent and SunTrust Bank as Documentation Agent and Euro
          Loan Agent.

     10.2 Amendment No. 3 to Credit Agreement dated March 31, 2004, by and among
          NN, Inc., NN Europe ApS, certain subsidiaries, AmSouth Bank as administrative agent and SunTrust Bank as Documentation Agent and Euro
          Loan Agent.

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
          Sarbanes-Oxley Act.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of
          Sarbanes-Oxley Act.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of
          Sarbanes-Oxley Act.

         Reports on Form 8-K

         The Company furnished a Form 8-K, in response to Items 12 and 7, on
         February 26, 2004 announcing its fourth quarter and fiscal year 2003 earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    NN, Inc.
                                        --------------------------------
                                                  (Registrant)

Date:    May 10, 2004                       /s/ Roderick R. Baty
     --------------------               --------------------------------
                                                Roderick R. Baty,
                                             Chairman, President and
                                              Chief Executive Officer
                                             (Duly Authorized Officer)

Date:    May 10, 2004                        /s/ David L. Dyckman
     --------------------               --------------------------------
                                                 David L. Dyckman
                                       Vice President - Corporate Development
                                              Chief Financial Officer
                                           (Principal Financial Officer)
                                             (Duly Authorized Officer)

Date:    May 10, 2004                        /s/ William C. Kelly, Jr.
     --------------------               --------------------------------
                                                 William C. Kelly, Jr.,
                                                Treasurer, Secretary and
                                              Chief Administrative Officer
                                                (Duly Authorized Officer)

