Form 10QSB
period 2004-06-30
NN INC
filed 2004-08-09
CIK 918541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 -------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes [X]          No [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]           No [ ]

As of August 5, 2004 there were 16,762,092 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                                    NN, Inc.
                                      INDEX

                                                                        Page No.
                                                                        --------
Part I. Financial Information

Item 1.  Financial Statements:

         Consolidated Statements of Income and Comprehensive Income
           for the three and six months ended June 30, 2004 and 2003
           (unaudited).........................................................2

         Condensed Consolidated Balance Sheets at June 30, 2004
           and December 31, 2003 (unaudited)...................................3

         Consolidated Statements of Changes in Stockholders' Equity
           for the six months ended June 30, 2004 and 2003 (unaudited).........4

         Consolidated Statements of Cash Flows for the six months
           ended June 30, 2004 and 2003 (unaudited)............................5

         Notes to Consolidated Financial Statements (unaudited)................6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................13

Item 3   Quantitative and Qualitative Disclosures about Market Risk...........24

Item 4   Controls and Procedures..............................................25


Part II. Other Information


Item 1   Legal Proceedings....................................................26

Item 2.  Changes in Securities and Use of Proceeds............................26

Item 3.  Defaults Upon Senior Securities......................................26

Item 4.  Submission of Matters to a Vote of Security Holders..................26

Item 5.  Other Information....................................................26

Item 6.  Exhibits and Reports on Form 8-K.....................................27

Signatures....................................................................28

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
Thousands of Dollars, Except Per Share Data               2004            2003            2004             2003
-------------------------------------------            ----------      ----------     -----------      -----------
Net sales                                                 $75,265         $64,194       $ 152,897        $ 121,803
Cost of products sold (exclusive of depreciation
  shown separately below)                                  58,937          49,721         119,326           92,464
Selling, general and administrative                         8,041           5,771          15,184           10,403
Depreciation and amortization                               3,969           3,452           7,918            6,500
Restructuring and impairment costs                             --           2,723              --            2,723
                                                       ----------      ----------     -----------      -----------
  Income from operations                                    4,318           2,527          10,469            9,713

Interest expense, net                                         932             789           1,824            1,403
Other (income) expense, net                                    25             389            (31)              310
                                                       ----------      ----------     -----------      -----------
Income before provision for income taxes                    3,361           1,349           8,676            8,000
Provision for income taxes                                  1,375             512           3,472            2,985
Minority interest in consolidated subsidiaries                 --             140              --              675
                                                       ----------      ----------     -----------      -----------
  Net income                                                1,986             697           5,204            4,340

Other comprehensive income:
  Foreign currency translation                               (524)          2,370          (3,013)           4,169
                                                       ----------      ----------     -----------      -----------
  Comprehensive income                                    $ 1,462         $ 3,067         $ 2,191          $ 8,509
                                                       ==========      ==========     ===========      ===========
Basic income per common share:                             $ 0.12          $ 0.04          $ 0.31           $ 0.28
                                                       ==========      ==========     ===========      ===========
  Weighted average shares outstanding                      16,721          16,015          16,713           15,561
                                                       ==========      ==========     ===========      ===========

Diluted income per common share:                           $ 0.12          $ 0.04          $ 0.30           $ 0.27
                                                       ==========      ==========     ===========      ===========
  Weighted average shares outstanding                      17,177          16,465          17,176           15,892
                                                       ==========      ==========     ===========      ===========
Cash dividends per common share                            $ 0.08          $ 0.08          $ 0.16           $ 0.16
                                                       ==========      ==========     ===========      ===========












                             See accompanying notes.

                                    NN, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                             June 30,               December 31,
Thousands of Dollars                            2004                     2003
--------------------                         --------               ------------
Assets:
Current assets:
  Cash and cash equivalents                  $  6,644               $    4,978
  Accounts receivable, net                     47,809                   40,864
  Inventories, net                             31,866                   36,278
  Other current assets                          5,916                    6,299
                                             --------               ------------
     Total current assets                      92,235                   88,419

Property, plant and equipment, net            124,601                  128,996
Assets held for sale                               --                    1,805
Goodwill, net                                  42,132                   42,893
Other assets                                    4,892                    4,304
                                             --------               ------------
     Total assets                            $263,860               $  266,417
                                             ========               ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                           $ 34,906               $   32,867
  Accrued salaries and wages                   12,288                   12,032
  Short-term debt                                  --                    2,000
  Current maturities of long-term debt          6,389                   12,725
  Other current liabilities                     3,914                    3,070
                                             --------               ------------
     Total current liabilities                 57,497                   62,694

Non-current deferred tax liability             13,193                   13,423
Long-term debt                                 73,971                   69,752
Accrued pension and other                      13,125                   14,080
                                             --------               ------------
     Total liabilities                        157,786                  159,949

Total stockholders' equity                    106,074                  106,468
                                             --------               ------------

Total liabilities and stockholders' equity   $263,860               $  266,417
                                             ========               ============








                             See accompanying notes.

                                    NN, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                  Common Stock                                         Accumulated
                                               Number                   Additional                        Other
                                                Of             Par        paid in        Retained     Comprehensive
Thousands of Dollars and Shares                Shares         value       capital        Earnings      Income(Loss)        Total
------------------------------              ----------      -------     ----------     -----------    ------------      ----------

Balance, January 1, 2003                        15,370         $154       $ 40,457        $ 38,984         $(1,687)       $ 77,908
   Shares issued                                 1,280           13         12,093              --              --          12,106
   Net income                                       --           --             --           4,340              --           4,340
   Dividends declared                               --           --             --         (2,562)              --         (2,562)
    Other comprehensive income                      --           --             --              --           4,169           4,169
                                            ----------      -------     ----------     -----------    ------------      ----------
Balance, June 30, 2003                          16,650         $167       $ 52,550        $ 40,762         $ 2,482        $ 95,961
                                            ==========      =======     ==========     ===========    ============      ==========

Balance, January 1, 2004                        16,712         $168       $ 52,960        $ 43,931         $ 9,409        $106,468
  Shares issued                                     15           --             89              --              --              89
  Net income                                        --           --             --           5,204              --           5,204
  Dividends declared                                --           --             --          (2,674)             --          (2,674)
  Other comprehensive income (loss)                 --           --             --              --          (3,013)         (3,013)
                                            ----------      -------     ----------     -----------    ------------      ----------
Balance, June 30, 2004                          16,727         $168       $ 53,049        $ 46,461         $ 6,396        $106,074
                                            ==========      =======     ==========     ===========    ============      ==========



















                             See accompanying notes.

                                    NN, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                             Six Months Ended
                                                                 June 30,
Thousands of Dollars                                       2004          2003
--------------------                                  ----------      ----------
Operating Activities:
  Net income                                             $ 5,204        $ 4,340
  Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
    Depreciation and amortization                          7,918          6,500
    Amortization of debt issue costs                         106            128
    Write-off of unamortized debt issue costs                260            455
    Gain on disposal of property, plant and equipment         (2)            --
    Interest income on note receivable                        45             40
    Minority interest in consolidated subsidiary              --            675
    Restructuring costs and impairment costs                  --          3,047
    Changes in operating assets and liabilities:
      Accounts receivable                                 (7,951)       (14,043)
      Inventories                                          3,694         (3,717)
      Other current assets                                    41         (1,352)
      Other assets                                          (222)        (3,078)
      Accounts payable                                     2,959         11,030
      Income taxes payable                                 1,259          1,019
      Other liabilities                                       81           (645)
                                                      ----------      ----------
         Net cash provided by operating activities        13,392          4,399
                                                      ----------      ----------
Investing Activities:
 Acquisition of Veenendaal, The Netherlands                   --        (17,777)
 Purchase of minority interest                                --        (15,583)
 Acquisition of property, plant, and equipment            (5,178)        (4,273)
 Proceeds from disposals of property, plant and
   equipment                                                  87             --
                                                      ----------      ----------
          Net cash used by investing activities           (5,091)       (37,633)
                                                      ----------      ----------

Financing Activities:
 Proceeds from long-term debt                             40,000         89,560
 Book overdraft                                               --            363
 Debt issue costs paid                                      (703)          (761)
 Repayment of long-term debt                             (41,075)       (59,408)
 Repayment of short-term debt                             (2,000)            --
 Proceeds from issuance of stock                              90          5,168
 Dividends paid                                           (2,674)        (2,562)
                                                      ----------      ----------
         Net cash provided (used) by
           financing activities                           (6,362)        32,360
                                                      ----------      ----------
Effect of exchange rate changes on cash
   and cash equivalents                                     (273)           371

Net Change in Cash and Cash Equivalents                    1,666           (503)
Cash and Cash Equivalents at Beginning of Period           4,978          5,144
                                                      ----------      ----------
Cash and Cash Equivalents at End of Period               $ 6,644        $ 4,641
                                                      ==========      ==========



                             See accompanying notes.

                                    NN, Inc.
                   Notes To Consolidated Financial Statements
                                   (unaudited)


Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the "Company") have not been audited by our independent registered public accounting firm, except that the balance sheet at December 31, 2003 is derived from the Company's audited financial statements. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 2004 and 2003, the Company's financial position at June 30, 2004 and December 31, 2003, and the cash flows for the six month periods ended June 30, 2004 and 2003. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms "NN", "the Company", "we", "our", or "us" mean NN, Inc. and its subsidiaries.

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

The results for the first and second quarter of 2004 are not necessarily indicative of future results.

Certain  2003  amounts  have  been   reclassified   to  conform  with  the  2004
presentation.

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

As of June 30, 2004, the fair value of the swap was approximately $304,000, which is recorded in other non-current liabilities. The change in fair value during the six month periods ended June 30, 2004 and 2003 was a gain of approximately $84,000 and a loss of $128,000, respectively, which have been included as a component of other (income) expense.

Note 3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                               June 30,           December 31,
                                                  2004                2003
                                             -----------          -----------
Raw materials                                   $  7,653             $  8,492
Work in process                                    5,769                6,808
Finished goods                                    19,687               22,128
Less inventory reserves                           (1,243)              (1,150)
                                             -----------          -----------
                                                $ 31,866             $ 36,278
                                             ===========          ===========

Inventories on consignment at customer locations as of June 30, 2004 and December 31, 2003 were $3,804 and $3,046, respectively.

Note 4.  Net Income Per Share

                                                             Three months ended                   Six months ended
                                                                  June 30,                            June 30,

Thousands of Dollars, Except Share and Per Share             2004              2003              2004              2003
Data
---------------------------------------------------    -------------     -------------     -------------     ------------
Net income                                                   $ 1,986             $ 697           $ 5,204          $ 4,340
                                                       =============     =============     =============     ============

Weighted average basic shares                             16,720,858        16,015,347        16,712,867       15,560,647
Effect of dilutive stock options                             455,695           449,466           462,832          331,737
                                                       -------------     -------------     -------------     ------------
Weighted average dilutive shares outstanding              17,176,553        16,464,813        17,175,699       15,892,384
                                                       =============     =============     =============     ============
Basic net income per share                                    $ 0.12            $ 0.04            $ 0.31           $ 0.28
                                                       =============     =============     =============     ============
Diluted net income per share                                  $ 0.12            $ 0.04            $ 0.30           $ 0.27
                                                       =============     =============     =============     ============

Excluded from the shares outstanding for each of the periods ended June 30, 2004 and 2003 were 438,000 and 54,000 antidilutive options, respectively, which had exercise prices of $12.62 as of June 30, 2004 and exercise prices ranging from $10.26 to $10.67 as of June 30, 2003.

Note 5.  Segment Information

During 2004 and 2003, the Company's reportable segments are based on differences in product lines and geographic locations and are divided among Domestic Ball and Roller, European operations ("NN Europe") and Plastic and Rubber Components. The Domestic Ball and Roller Segment is comprised of two manufacturing facilities in the eastern United States. The NN Europe Segment is comprised of precision ball manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany, Pinerolo, Italy, Kysucke Nove Mesto, Slovakia, which began production in the second quarter of 2004, and Veenendaal, The Netherlands ("Veenendaal") which is a tapered roller and metal cage manufacturing operation acquired in May 2003 . See Note 6, "Acquisitions and Joint Ventures". All of the facilities in the Domestic Ball and Roller Segment are engaged in the production of precision balls and rollers used primarily in the bearing industry. All of the facilities in the NN Europe Segment are engaged in the production of precision balls used primarily in the bearing industry except for Veenendaal which is engaged in the production of tapered rollers and cages for use primarily in the bearing industry. The Plastic and Rubber Components Segment is comprised of the Industrial Molding Corporation ("IMC") business, located in Lubbock, Texas and The Delta Rubber Company ("Delta") business, located in Danielson, Connecticut. IMC is engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, fiber optic and office automation markets. Delta is engaged principally in the production of engineered bearing seals used principally in automotive, industrial, agricultural, mining and aerospace applications.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, including those policies as discussed in Note 1. We evaluate segment performance based on profit or loss from operations before income taxes and minority interest. We account for inter-segment sales and transfers at current market prices; however, we did not have any material inter-segment transactions during the three or six month periods ended June 30, 2004 or 2003.

                                                             Three Months Ended June 30,
                                                 2004                                          2003
                                                            Plastic and        Domestic                     Plastic and
                              DomesticBall   NN Europe         Rubber           Ball &       NN Europe         Rubber
Thousands of Dollars           & Roller       Segment        Components         Roller        Segment        Components
----------------------------- ------------ --------------- --------------  ------------- --------------- ---------------
Revenues from external           $ 14,550        $ 48,387     $ 12,328         $ 13,925      $ 38,210       $ 12,059
customers
Pretax profit (loss)                (137)           3,088          410              399         3,245         (2,295)
Assets                             50,072         157,027       56,761           51,322       146,322         56,210

                                                              Six Months Ended June 30,
                                                 2004                                          2003
                                                            Plastic and        Domestic                     Plastic and
                              DomesticBall   NN Europe         Rubber           Ball &       NN Europe         Rubber
Thousands of Dollars           & Roller       Segment        Components         Roller        Segment        Components
----------------------------- ------------ --------------- --------------- ------------- --------------- ---------------
Revenues from external           $ 28,977        $ 98,441     $ 25,479         $ 28,174      $ 67,045       $ 26,584
customers
Pretax profit (loss)                  630           6,878        1,168            2,379         6,974         (1,353)
Assets                             50,072         157,027       56,761           51,322       146,322         56,210

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

The following unaudited pro-forma summary presents the financial information for the three and six month period ended June 30, 2003 as if our Veenendaal acquisition had occurred as of the beginning of the period presented. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of each of the periods presented, nor are they indicative of future results.

                                      Three months ended        Six months ended
(In thousands, except per share          June 30, 2003             June 30, 2003
 data)                                     (unaudited)               (unaudited)
-------------------------------     --------------------      ------------------
Net sales                                 $69,408                     $ 139,928
Net income                                    971                         4,783
Basic earnings per share                     0.06                          0.31
Diluted earnings per share                   0.06                          0.30

Note 7.  New Accounting Pronouncements

On May 19, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," (the Act). FSP No. 106-2 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until authoritative guidance on accounting for subsidies provided by the Act is issued. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. The Company does not anticipate that the Act will have a material effect on the measurement of the Company's postretirement obligations. FSP No. 106-2 is effective for the Company's third quarter 2004.

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

In December 2003 the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132R revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits, and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 132R requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. With certain exceptions, principally related to disclosure requirements of foreign plans, SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. As of June 30, 2004, we have complied with the disclosure requirements of SFAS No. 132R.

We have a defined benefit pension plan covering the employees at our Eltmann, Germany facility. The benefits are based on the expected years of service including the rate of compensation increase. The plan is unfunded.

  Components of Net Periodic Pension Cost:

                               Three months ended             Six months ended
                                      June 30,                     June 30,

  (in thousands of dollars)      2004        2003             2004          2003
  -------------------------     -----------------            -------------------
  Service cost                    $26         $29             $ 52         $ 57
  Interest cost                    58          52              116          104
  Amortization of net gain         --           2               --            5
                                -----       -----            -----         -----
   Net periodic pension cost      $84         $83             $168          $166
                                =====       =====            =====         =====

We expect to contribute approximately $0.3 million to our pension plan in 2004. As of June 30, 2004, approximately $0.2 million of contributions have been made.

Note 8.  Long-Term Debt and Short-Term Debt

On May 1, 2003 in connection with the purchase of SKF's Veenendaal component manufacturing operations and SKF's 23 percent interest in Euroball, we entered into a $90 million syndicated credit facility with AmSouth Bank ("AmSouth") as the administrative agent and Suntrust Bank as the Euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million Euros ($29.6 million) (the "$90 million credit facility"). This financing arrangement replaced our prior credit facility with AmSouth and Hypo Vereinsbank Luxembourg, S.A. The credit facility as originally entered into consisted of a $30.0 million revolver ("$30.0 million revolver") expiring on March 15, 2005, subsequently extended to March 31, 2006 bearing interest at a floating rate equal to LIBOR (1.61% at June 30, 2004) plus an applicable margin of 1.25 to 2.0, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR (1.61% at June 30, 2004) plus an applicable margin of 1.25 to 2.0 and a 26.3 million Euro ($29.6 million) term loan ("26.3 million Euro term loan") expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.12% at June 30, 2004) plus an applicable margin of 1.25 to 2.0. All amounts owed under the $30.4 million term loan were paid during the second quarter of 2004 with the proceeds from our $40 million notes and we no longer have borrowing capacity under that portion of the $90 million credit facility. The terms of the $30.0 million revolver and the 26.3 million Euro term loan remain unchanged. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in the Company's business. The credit agreement is un-collateralized except for the pledge of stock of certain foreign subsidiaries. We were in compliance with all such covenants as of June 30, 2004.

In connection with the acquisition of KLF's operations in Slovakia, on September 23, 2003 we entered into a $2.0 million short-term unsecured promissory note (the "$2.0 million note") with AmSouth as the lender. This note bore interest at the prime rate. All amounts owed under this note were paid during the second quarter of 2004 with the proceeds from our $40 million notes.

On March 23, 2004 we entered into a $2.7 million short-term promissory note (the "$2.7 million note") with AmSouth Bank ("AmSouth") as the lender. This note bore interest at the prime rate. This agreement was entered into to fund short term operating capital requirements. All amounts owed under this note were paid during the second quarter of 2004 with the proceeds from our $40 million notes.

On April 26, 2004 we issued $40.0 million aggregate principal amount of senior notes in a private placement (the "$40 million notes"). These notes bear interest at a fixed rate of 4.89% and mature on April 26, 2014. Interest is paid semi-annually. As of June 30, 2004, $40.0 million remained outstanding. Annual principal payments of approximately $5.7 million begin on April 26, 2008 and extend through the date of maturity. Proceeds from this credit facility were used to repay our existing US dollar denominated term loan, $24 million, and repay a portion, of our borrowings under our US dollar denominated revolving credit facility, $13 million, which are both components of our $90 million credit facility, and to repay borrowings remaining under our $2.0 million note and our $2.7 million note of $2 million and $1 million, respectively. The agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. No event of default had occurred as of June 30, 2004. The notes are not collateralized except for the pledge of stock of certain foreign subsidiaries. We incurred $0.7 million of related costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes. In connection with the issuance of the $40 million notes, capitalized costs in the amount of approximately $0.3 million associated with structuring of the $90 million credit facility were written off during the three months ended June 30, 2004 and are included as a component of other (income) expense.

Note 9.  Goodwill

The changes in the carrying amount of goodwill for the six month periods ended June 30, 2003 and 2004 are as follows:

In thousands of dollars                                Plastic and Rubber
                                                       Components Segment   NN Europe Segment        Total
                                                      --------------------  ------------------  ---------------

Balance as of January 1, 2003                                     $ 26,712            $ 12,662         $ 39,374
Goodwill acquired                                                       --               2,151            2,151
Impairment losses                                                  (1,285)                  --          (1,285)
Currency impacts/reclassification                                      328               2,325            2,653
                                                      --------------------  ------------------  ---------------
Balance as of December 31, 2003                                   $ 25,755            $ 17,138         $ 42,893
                                                      ====================  ==================  ===============

In thousands of dollars                                Plastic and Rubber
                                                       Components Segment   NN Europe Segment        Total
                                                      --------------------  ------------------  ---------------
Balance as of January 1, 2004                                     $ 25,755            $ 17,138         $ 42,893
Currency impacts                                                        --               (761)            (761)
                                                      --------------------  ------------------  ---------------
Balance as of June 30, 2004                                       $ 25,755            $ 16,377         $ 42,132
                                                      ====================  ==================  ===============

Note 10. Stock Compensation

We have adopted the provisions of SFAS 123, which encourages but does not require a fair value based method of accounting for stock compensation plans. We have elected to continue accounting for our stock compensation plan using the intrinsic value based method under Auditing Practices Board ("APB") Opinion No. 25 and, accordingly, have not recorded compensation expense for the three and six month periods ended June 30, 2004 and June 30, 2003, except as related to stock options accounted for under the variable method of accounting. Had compensation cost for our stock compensation plan been determined based on the fair value at the option grant dates, our net income and earnings per share would have been changed to the pro-forma amounts indicated below:

                                                          Three months ended             Six months ended
                                                               June 30,                      June 30,
In Thousands, Except per Share Data                       2004            2003           2004            2003
------------------------------------------------      -----------     ----------     -----------     ----------
Net income - as reported                                   $1,986          $ 697         $ 5,204         $4,340
 Stock based compensation costs (income), net of
     income tax, included in net income as
     reported                                                  79            205              12            205
 Stock based compensation costs, net of income
     tax, that would have been included in net
     income if the fair value method had been
     applied                                                  (8)             --             (64)            (2)
                                                      -----------     ----------     -----------     ----------
Net income - pro-forma                                     $2,057          $ 902          $5,152         $4,543
                                                      ===========     ==========     ===========     ==========
Basic earnings per share - as reported                     $ 0.12          $0.04         $  0.31         $ 0.28
 Stock based compensation costs (income), net of
     income tax, included in net income as
     reported                                                  --           0.01              --           0.01
 Stock based compensation costs, net of income
     tax, that would have been included in net
     income if the fair value method had been
     applied                                                   --             --              --             --
                                                      -----------     ----------     -----------     ----------
Basic earnings per share - pro-forma                       $ 0.12         $ 0.05          $ 0.31         $ 0.29
                                                      ===========     ==========     ===========     ==========

Earnings per share-assuming dilution - as
reported                                                   $ 0.12         $ 0.04          $ 0.30         $ 0.27

 Stock based compensation costs (income), net of
     income tax, included in net income as
     reported                                                  --           0.01              --           0.01
 Stock based compensation costs, net of income
     tax, that would have been included in net
     income if the fair value method had been
     applied                                                   --             --              --             --
                                                      -----------     ----------     -----------     ----------
Earnings per share - assuming dilution-pro-forma           $ 0.12         $ 0.05          $ 0.30         $ 0.28
                                                      ===========     ==========     ===========     ==========

The fair value of each option grant was estimated based on actual information available through June 30, 2004 and 2003 using the Black Scholes option-pricing model with the following assumptions:

Term                   Vesting period
----                   --------------
Risk free interest     3.79% and 3.28% at June 30, 2004 and 2003, respectively
rate Dividend yield    2.52% and 2.53% at June 30, 2004 and 2003, respectively
Volatility             48.59% and 50.11% at June 30, 2004 and 2003, respectively

Note 11. Lease Commitment

On June 1, 2004, our wholly owned subsidiary, NN Precision Bearing Products Company LTD, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building (approximately 110,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People's Republic of China. The building will be newly constructed and we expect to begin usage of the leased property during the first quarter of 2005. The land and building remain under the control of the lessor until such time as usage of the leased property commences. The agreement satisfies the requirements of a capital lease at June 1, 2004 and we anticipate recording the lease as a capital lease in our Consolidated Financial Statements when usage of the leased property begins. Accordingly, as of June 30, 2004, no amount has been recorded related to the asset and corresponding obligation associated with the lease agreement in our Consolidated Financial Statements. We estimate the fair value of the land and building to be approximately $2.0 million and undiscounted annual lease payments of approximately $0.2 million (approximately $4.1 million aggregate non-discounted lease payments over the twenty year term). The lease terms include fair value buy-out provisions and we maintain the option to extend the lease term.

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

Results of Operations

Three  Months  Ended June 30, 2004  Compared to the Three  Months Ended June 30,
2003

Net Sales. Net sales increased by approximately $11.1 million, or 17.3%, from $64.2 million for the second quarter of 2003 to $75.3 million for the second quarter of 2004. By segment, sales increased $10.2 million, $0.6 million and $0.3 million for the NN Europe Segment, Domestic Ball and Roller Segment and the Plastic and Rubber Components Segment, respectively. Within the NN Europe Segment, $6.2 million of the increase is related to our May 2, 2003 acquisition of Veneendaal and a full quarter of its results for the second quarter of 2004, $2.1 million of the increase is related to the impact of currency exchange rates and $1.9 million is related to increases in product demand. Within the Domestic Ball and Roller Segment and the Plastic and Rubber Components Segment, the increases of $0.6 million and $0.3 million, respectively, are related to increases in product demand.

Cost of Products Sold. Cost of products sold increased by approximately $9.2 million, or 18.5%, from $49.7 million for the second quarter of 2003 to $58.9 million for the second quarter of 2004. By segment, cost of products sold increased $9.0 million and $0.2 million for the NN Europe Segment and the Domestic Ball and Roller Segment, respectively. Within the NN Europe Segment, $4.9 million of the increase is related to our May 2, 2003 acquisition of Veneendaal and the inclusion of a full quarter of its results for the second quarter of 2004, $1.6 million is related to the impact of currency exchange rates and $2.5 million is related to increases in product demand, increased material costs and the impact of inventory reductions. Within the Domestic Ball and Roller Segment, the increase of $0.2 million is principally related to increases in product demand. As a percentage of net sales, cost of products sold increased from 77.5% during the second quarter of 2003 to 78.3% during the second quarter of 2004.

The price of steel has risen over the last twelve to eighteen months with 2004 prices expected to reflect even greater increases. The increase is principally due to general increases in global demand and, more recently, due to China's increased consumption of steel. This has had the impact of increasing scrap surcharges we pay in procuring our steel. Our contracts with key customers allow us to pass a majority of the steel price increases we incur on to those customers. However, by contract, material price changes in any given year are typically passed along with price adjustments in January of the following year. Until the current increases can be passed through to our customers, income from operations, net income and cash flow from operations will be adversely affected.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $2.3 million, or 39.3%, from $5.7 million during the second quarter of 2003 to $8.0 million during the second quarter of 2004. By segment, selling, general and administrative expenses increased $1.2 million, $0.9 million and $0.1 million for the NN Europe Segment, Domestic Ball and Roller Segment and the Plastic and Rubber Components Segment, respectively. Within the NN Europe Segment, $0.5 million of the increase is related to our May 2, 2003 acquisition of Veneendaal and a full quarter of its results for the second quarter of 2004, $0.2 million is related to the impact of currency exchange rates and $0.5 million is related to employee severance. Within the Domestic Ball and Roller Segment, $0.7 million is related to Sarbanes-Oxley compliance efforts in the area of internal controls, and $0.2 million is principally related to costs incurred as a result of the start-up of our previously announced Level 3 program which integrates the principles of Lean Enterprise, Six Sigma and Total Productive Maintenance (the "Level 3 Program"). As a percentage of net sales, selling, general and administrative expenses increased from 9.0% during the second quarter of 2003 to 10.7% during the second quarter of 2004.

Restructuring and impairment costs. Restructuring and impairment costs decreased by $2.7 million from $2.7 million for the second quarter of 2003 to $0 for the second quarter of 2004. The decrease is related to the restructuring and impairment charges recorded in the second quarter of 2003 as a result of the closure of our Guadalajara, Mexico injection molding facility. The charges recorded in the second quarter of 2003 consisted of $2.4 million related to asset write-downs to their estimated fair market values, including $1.3 million related to goodwill, $1.0 million related to property, plant and equipment, and $0.1 million related to accounts receivable. In addition, a $0.3 million charge related to employee severance costs was recorded. Restructuring and impairment charges were 4.2% of net sales in the second quarter of 2003 and 0% of net sales for the second quarter of 2004.

Depreciation and Amortization. Depreciation and amortization expenses increased by approximately $0.5 million, or 15.0%, from $3.5 million for the second quarter of 2003 to $4.0 million for the second quarter of 2004. Principally all of the $0.5 million increase is attributable to the NN Europe Segment. Within the NN Europe Segment, $0.3 million of the increase is related to our May 2, 2003 acquisition of Veenendaal and the inclusion of a full quarter of its results for the second quarter of 2004 versus two months for the second quarter of 2003 and $0.1 million of the increase is related to the impact of foreign currency exchange rates. As a percentage of net sales, depreciation and amortization expense decreased from 5.4% during the second quarter of 2003 to 5.3% during the second quarter of 2004.

Interest Expense. Interest expense increased by approximately $0.1 million, or 18.1%, from $0.8 million in the second quarter of 2003 to $0.9 million in the second quarter of 2004. The increase is principally related to increased debt levels due to the May 2003 acquisition of Veenendaal and the May 2003 purchase of the 23% interest in NN Europe held by SKF. Effective with the completion of this transaction, we own 100% of NN Europe.

Minority Interest in Consolidated Subsidiary. Minority interest in consolidated subsidiary decreased $0.1 million from $0.1 million in the second quarter of 2003 to $0 in the second quarter of 2004. The decrease is due entirely to our purchase of the remaining 23% minority interest in NN Europe on May 2, 2003. During the first quarter of 2003, minority interest in consolidated subsidiary represented 23% of the shares of the joint venture held by SKF.

Net Income. Net income increased by approximately $1.3 million, or 184.9%, from $0.7 million in the second quarter of 2003 to $2.0 million in the second quarter of 2004. As a percentage of net sales, net income increased from 1.1% during the second quarter of 2003 to 2.6% during the second quarter of 2004.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Net Sales. Net sales increased by approximately $31.1 million, or 25.5%, from $121.8 million for the first six months of 2003 to $152.9 million for the first six months of 2004. By segment, sales increased $31.4 million and $0.8 million for the NN Europe Segment and Domestic Ball and Roller Segment, respectively. Partially offsetting these increases was a $1.1 million decrease for the Plastic and Rubber Components Segment. Within the NN Europe Segment, $21.2 million of the increase is related to our May 2, 2003 acquisition of Veneendaal and a full six months of its results included in 2004 versus two months included in the first six months of 2003, $6.9 million of the increase is related to the impact of currency exchange rates and $3.3 million is related to increases in product demand. Within the Domestic Ball and Roller Segment, the increase of $0.8 million is principally related to increases in product demand. The decrease of $1.1 million in the Plastic and Rubber Components Segment is principally related to the closure of our Guadalajara, Mexico injection molding facility in 2003.

Cost of Products Sold. Cost of products sold increased by approximately $26.9 million, or 29.1%, from $92.5 million for the first six months of 2003 to $119.3 million for the first six months of 2004. By segment, cost of products sold increased $27.2 million and $0.8 million for the NN Europe Segment and the Domestic Ball and Roller Segment, respectively. Partially offsetting these increases was a $1.1 million decrease for the Plastic and Rubber Components Segment. Within the NN Europe Segment, $17.5 million of the increase is related to our May 2, 2003 acquisition of Veneendaal and the inclusion of a full six months of its results included in 2004 versus two months included in the first six months of 2003, $5.4 million is related to the impact of currency exchange rates and $4.3 million is related to increases in product demand, increased material costs and the impact of inventory reductions. Within the Domestic Ball and Roller Segment, the increase of $0.8 million is principally related to increases in product demand. The decrease of $1.1 million in the Plastic and Rubber Components Segment is principally related to the closure of our Guadalajara, Mexico injection molding facility in 2003. As a percentage of net sales, cost of products sold increased from 75.9% during first six months of 2003 to 78.0% during the first six months of 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $4.8 million or 46.0% from $10.4 million during the first six months of 2003 to $15.2 million during the first six months of 2004. By segment, selling, general and administrative expenses increased $2.9 million, $1.8 million and $0.1 million for the NN Europe Segment, Domestic Ball and Roller Segment and the Plastic and Rubber Components Segment, respectively. Within the NN Europe Segment, $1.6 million of the increase is related to our May 2, 2003 acquisition of Veneendaal and a full six months of its results included in 2004 versus two months included in the first six months of 2003, $0.5 million is related to the impact of currency exchange rates and $0.8 million is principally related to employee severance costs and and our Level 3 Program. Within the Domestic Ball and Roller Segment, $0.9 million is related to Sarbanes-Oxley compliance efforts in the area of internal controls, $0.4 million is principally related to costs incurred as a result of the start-up of our Level 3 Program and $0.3 million is related to the start-up of our China operation. As a percentage of net sales, selling, general and administrative expenses increased from 8.5% during the first six months of 2003 to 9.9% during the first six months of 2004.

Restructuring and impairment costs. Restructuring and impairment costs decreased by $2.7 million from $2.7 million for the first six months of 2003 to $0 for the first six months of 2004. The decrease is related to the restructuring and impairment charges recorded in the first six months of 2003 as a result of the closure of our Guadalajara, Mexico injection molding facility. The charges recorded in the first six months of 2003 consisted of $2.4 million related to asset write-downs to their estimated fair market values, including $1.3 million related to goodwill, $1.0 million related to property, plant and equipment, and $0.1 million related to accounts receivable. In addition, a $0.3 million charge related to employee severance costs was recorded. Restructuring and impairment charges were 2.2% of net sales in the first six months of 2003 and 0% of net sales for the first six months of 2004.

Depreciation and Amortization. Depreciation and amortization expenses increased by approximately $1.4 million or 21.8% from $6.5 million for the first six months of 2003 to $7.9 million for the first six months of 2004. Principally all of the $1.4 million increase is attributable to the NN Europe Segment. Within the NN Europe Segment, $1.0 million of the increase is related to our May 2, 2003 acquisition of Veenendaal and a full six months of its results included in 2004 versus two months included in the first six months of 2003 and $0.4 million of the increase is related to the impact of foreign currency exchange rates. As a percentage of net sales, depreciation and amortization expense decreased from 5.3% for the first six months of 2003 to 5.2% for the first six months of 2004.

Interest Expense. Interest expense increased by approximately $0.4 million from $1.4 million in the first six months of 2003 to $1.8 million in the first six months of 2004. The increase is principally related to increased debt levels due to the May 2003 acquisition of Veenendaal and the May 2003 purchase of the 23% interest in NN Europe held by SKF. Effective with the completion of this transaction, we own 100% of NN Europe.

Minority Interest in Consolidated Subsidiary. Minority interest in consolidated subsidiary decreased $0.7 million from $0.7 million in the first six months of 2003 to $0 in the first six months of 2004. The decrease is due entirely to our purchase of the remaining 23% minority interest in NN Europe on May 2, 2003. During the first quarter of 2003, minority interest in consolidated subsidiary represented 23% of the shares of the joint venture held by SKF.

Net Income. Net income increased by approximately $0.9 million, or 19.9%, from $4.3 million in the first six months of 2003 to $5.2 million in the first six months of 2004. As a percentage of net sales, net income decreased from 3.6% during the first six months of 2003 to 3.4% during the first six months of 2004.

Liquidity and Capital Resources

On May 1, 2003 in connection with the purchase of SKF's Veenendaal component manufacturing operations and SKF's 23 percent interest in NN Europe, we entered into a $90 million syndicated credit facility with AmSouth as the administrative agent and Suntrust Bank as the Euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million Euros ($29.6 million) (the "$90 million credit facility") This financing arrangement replaced our prior credit facility with AmSouth and NN Europe's credit facility with Hypo Vereinsbank Luxembourg, S.A. The credit facility, as originally entered into, consisted of a $30.0 million revolver expiring on March 15, 2005, subsequently extended to March 31, 2006, bearing interest at a floating rate equal to LIBOR (1.61% at June 30, 2004) plus an applicable margin of 1.25 to 2.0, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR (1.61% at June 30, 2004) plus an applicable margin of 1.25 to 2.0 and a 26.3 million Euro ($29.6 million) term loan expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.12% at June 30, 2004) plus an applicable margin of 1.25 to 2.0. All amounts owed under the $30.4 million term loan were paid during the second quarter of 2004 with the proceeds from our $40 million notes and we no longer have borrowing capacity under that portion of the $90 million credit facility. The terms of the $30.0 million revolver and the 26.3 million Euro term loan remain unchanged. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. The credit facility is not collateralized except for the pledge of stock of certain foreign subsidiaries. No event of default had occurred as of June 30, 2004.

On March 23, 2004 we entered into a $2.7 million short-term promissory note ("the $2.7 million note") with AmSouth Bank as the lender. This note bore interest at the prime rate This agreement was entered into to fund short term operating capital requirements. All amounts owed under this note were paid during the second quarter of 2004 with the proceeds from our $40 million notes. See Note 8 of the Notes to Consolidated Financial Statements.

In connection with the acquisition of KLF's operations in Slovakia, on September 23, 2003 we entered into a $2.0 million short-term promissory note ("the $2.0 million note") with AmSouth as the lender. This note bore interest at the prime rate. All amounts owed under this note were paid during the second quarter 2004 with the proceeds from our $40 million notes. See Note 8 of the Notes to Consolidated Financial Statements.

On April 26, 2004 we issued $40.0 million aggregate principal amount of senior notes in a private placement (the "$40 million notes"). These notes bear interest at a fixed rate of 4.89% and mature on April 26, 2014. Interest is paid semi-annually. As of June 30, 2004, $40.0 million remained outstanding. Annual principal payments of approximately $5.7 million begin on April 26, 2008 and extend through the date of maturity. Proceeds from this credit facility were used to repay our existing US dollar denominated term loan, $24 million, and repay a portion of our borrowings under our US dollar denominated revolving credit facility, $13 million, which are both components of our $90 million credit facility, and to repay borrowings remaining under our $2.0 million note and our $2.7 million note of $2 million and $1 million, respectively. The agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. No event of default had occurred as of June 30, 2004. The notes are not collateralized except for the pledge of stock of certain foreign subsidiaries. We incurred $0.7 million of related costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes. In connection with the issuance of the $40 million notes, capitalized costs in the amount of approximately $0.3 million associated with structuring of the $90 million credit facility were written off during the three months ended June 30, 2004 and are included as a component of other (income) expense. See Note 8 of the Notes to Consolidated Financial Statements.

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

We bill and receive payment from some of our customers in Euros as well as other currencies. To date, we have not been materially adversely affected by currency fluctuations. Nonetheless, as a result of these sales, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of June 30, 2004, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories, was $34.7 million at June 30, 2004 as compared to $25.7 million at December 31, 2003. The ratio of current assets to current liabilities increased from 1.41:1 at December 31, 2003 to 1.60:1 at June 30, 2004. Cash flow from operations increased to $13.4 million during the first six months of 2004 from $4.4 million during the first six months of 2003. Contributing to the improvement in cash flow from operations for the six months ended June 30, 2004 was the reduction in inventory levels of approximately $3.7 million.

During 2004, we plan to spend approximately $9.0 million on capital expenditures related primarily to equipment and process upgrades and replacements and approximately $4.0 million principally related to geographic expansion of our manufacturing base. Of these amounts approximately $5.2 million has been spent through June 30, 2004. We intend to finance these activities with cash generated from operations and funds available under the credit facilities described above. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our working capital needs and projected capital expenditure requirements through June 2005.

New Accounting Pronouncements

On May 19, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," (the Act). FSP No. 106-2 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until authoritative guidance on accounting for subsidies provided by the Act is issued. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. The Company does not anticipate that the Act will have a material effect on the measurement of the Company's postretirement obligations. FSP No. 106-2 is effective for the Company's third quarter 2004.

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

In December 2003 the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132R revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits, and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 132R requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. With certain exceptions, principally related to disclosure requirements of foreign plans, SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. As of June 30, 2004, we have complied with the disclosure requirements of SFAS No. 132R.

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

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2003 including those policies as discussed in
Note 1. These policies, which have not significantly changed since December 31, 2003 have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding the Company's business operations, financial condition and results of operations. There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies.

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

Impairment of Long-Lived Assets. The Company's long-lived assets include property, plant and equipment. The recoverability of the long-lived assets is dependent on the performance of the companies which the Company has acquired, as well as volatility inherent in the external markets for these acquisitions. In assessing potential impairment for these assets the Company will consider these factors as well as forecasted financial performance. For assets held for sale as of December 31, 2003, appraisals are relied upon to assess the fair market value of those assets. The assets held for sale of $1.8 million as of December 31, 2003 have been reclassified as held for use effective March 31, 2004. The amounts reclassified are carried at fair value which is lower than the carrying amount before the assets were classified as held for sale adjusted for depreciation expense. The reclassification of these assets did not have a material impact to our income from operations, net income or cash flow from operations for the three and six months ended June 30, 2004. Future adverse changes in market conditions or adverse operating results of the underlying assets could result in the Company having to record additional impairment charges not previously recognized.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to our use of certain financial instruments as well as transacting in various foreign currencies. To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At June 30, 2004, we had $16.4 million outstanding under the domestic credit facilities, $40.0 million aggregate principal amount of senior notes outstanding and NN Europe had 19.7 million Euro ($24.0 million) outstanding under the Euro term loan. See Note 8 of the Notes to Consolidated Financial Statements. At June 30, 2004, a one-percent increase in the interest rate charged on our outstanding borrowings under our credit facilities, that are subject to variable interest rates, would result in interest expense increasing annually by approximately $0.4 million. In connection with a variable EURIBOR rate debt financing in July 2000 our majority owned subsidiary, NN Europe entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for us to receive variable Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to principal payments on the underlying debt over the life of the swap. This original debt was repaid in May 2003, however, the swap remains pursuant to its original terms. On May 1, 2003, we entered into the $90 million credit facility. This new financing arrangement replaces our prior credit facility with AmSouth and NN Europe's credit facility with Hypo Vereinsbank Luxembourg, S.A. On April 26, 2004, we issued $40.0 million of aggregate principal amounts of senior notes in a private placement, replacing a portion of our $90 million credit facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our NN Europe Segment, bills and receives payments from some of its foreign customers in their own currency. To date, we have not been materially adversely affected by currency fluctuations of foreign exchange restrictions. However, to help reduce exposure to foreign currency fluctuation, management has incurred debt in Euros and has periodically used foreign currency hedges. These currency hedging programs allow management to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency hedging instruments as of June 30, 2004.

Item 4. Controls and Procedures

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

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

Item 2. Change in Securities and Use of Proceeds

On April 26, 2004 we issued $40.0 million aggregate principal amount of senior notes in a private placement (the "$40 million notes"). These notes bear interest at a fixed rate of 4.89% and mature on April 26, 2014. Interest is paid semi-annually. As of June 30, 2004, $40.0 million remained outstanding. Annual principal payments of approximately $5.7 million begin on April 26, 2008 and extend through the date of maturity. Proceeds from this credit facility were used to repay our existing US dollar denominated term loan, $24 million, and repay a portion, of our borrowings under our US dollar denominated revolving credit facility, $13 million, which are both components of our $90 million credit facility, and to repay borrowings remaining under our $2.0 million note and our $2.7 million note of $2 million and $1 million, respectively. The agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. No event of default had occurred as of June 30, 2004. The notes are not collateralized except for the pledge of stock of certain foreign subsidiaries. We incurred $0.7 million of related costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes. In connection with the issuance of the $40 million notes, capitalized costs in the amount of approximately $0.3 million associated with structuring of the $90 million credit facility were written off during the three months ended June 30, 2004 and are included as a component of other (income) expense.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 13, 2004. As of March 29, 2004, the record date for the meeting, there were 16,711,958 shares of common stock outstanding and entitled to vote at the meeting. There were present at said meeting, in person or by proxy, stockholders holding 15,924,856 shares of common stock, constituting approximately 95% of the shares of common stock outstanding and entitled to vote, which constituted a quorum.

The first matter voted upon at the meeting was the election of Michael E. Werner as a Class I Director to service for a three-year term. The vote was 15,440,320 For and 484,536 Withheld.

The nominee was elected to serve until the 2007 Annual Meeting of Stockholders and until his successor is duly elected and qualified. In addition to the foregoing director, Steven T. Warshaw, James E. Earsley, and G. Ronald Morris are serving terms that will expire in 2005, and Roderick R. Baty and Robert M. Aiken, Jr. are serving terms that will expire in 2006.

The second matter voted upon at the meeting was the proposal to ratify and approve non-employee director stock options. The vote was 15,866,910 For and 48,528 Against, and there were 9,618 Abstentions.

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

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

     Reports on Form 8-K

     The Company furnished a Form 8-K, in response to Items 12 and 7, on April 29, 2004 announcing its first quarter 2004 earnings.

     The Company furnished a Form 8-K, in response to Item 5, on June 21, 2004 announcing management changes at NN Europe.

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



                                                       NN, Inc.
                                          --------------------------------------
                                                     (Registrant)


Date:    August 9, 2004                   /s/ Roderick R. Baty
                                          --------------------------------------
                                              Roderick R. Baty,
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Duly Authorized Officer)


Date:    August 9, 2004                   /s/ David L. Dyckman
                                          --------------------------------------
                                              David L. Dyckman
                                            Vice President-Corporate Development
                                            Chief Financial Officer
                                            (Principal Financial Officer)
                                            (Duly Authorized Officer)


Date:    August 9, 2004                   /s/ William C. Kelly, Jr.
                                          --------------------------------------
                                              William C. Kelly, Jr.,
                                            Treasurer, Secretary and
                                            Chief Administrative Officer
                                            (Duly Authorized Officer)