Form 10-Q
period 2004-09-30
NN INC
filed 2004-11-09
CIK 918541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                               ------------------

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

As of November 5, 2004 there were 16,772,092 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                                    NN, Inc.
                                      INDEX


                                                                        Page No.
                                                                        --------
Part I. Financial Information

Item 1.  Financial Statements:

     Consolidated  Statements of Income and  Comprehensive
      Income for the three and nine months ended September 30,
      2004 and 2003 (unaudited)...............................................2


     Condensed  Consolidated  Balance  Sheets at September 30,
      2004 (unaudited) and December 31, 2003 .................................3


     Consolidated  Statements  of Changes in  Stockholders'
      Equity for the nine months ended September 30,
      2004 and 2003 (unaudited)...............................................4


     Consolidated  Statements of Cash Flows for the nine
     months ended  September 30, 2004 and 2003 (unaudited)....................5


     Notes to Consolidated Financial Statements (unaudited)...................6


Item 2. Management's  Discussion and Analysis of Financial
         Condition and Results of Operations.................................13


Item 3. Quantitative and Qualitative Disclosures about
         Market Risk.........................................................24


Item 4. Controls and Procedures.............. ...............................26


Part II. Other Information

Item 1.  Legal Proceedings...................................................27

Item 2.  Change in Securities and Use of Proceeds............................27

Item 3.  Defaults Upon Senior Securities.....................................27

Item 4.  Other Information...................................................27

Item 5.  Exhibits and Reports on Form 8-K....................................27

Signatures...................................................................29

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                           Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,
Thousands of Dollars, Except Per Share Data               2004            2003           2004             2003
------------------------------------------------------------------------------------------------------------------

Net sales                                                 $72,917         $64,612        $225,815        $ 186,415
Cost of products sold (exclusive of depreciation
     shown separately below)                               57,263          50,294         176,590          142,758
Selling, general and administrative                         7,126           5,247          22,309           15,650
Depreciation and amortization                               3,999           3,602          11,918           10,103
Restructuring and impairment costs                             --           (224)              --            2,498
                                                       -----------    -----------    ------------     ------------
  Income from operations                                    4,529           5,693          14,998           15,406

Interest expense, net                                       1,101             921           2,925            2,325
Other (income) expense, net                                 (177)            (38)           (208)              272
                                                       -----------    -----------    ------------     ------------
Income before provision for income taxes                    3,605           4,810          12,281           12,809
Provision for income taxes                                  1,453           1,646           4,926            4,630
Minority interest in consolidated subsidiaries                 --              --              --              675
                                                       -----------    -----------    ------------     ------------
  Net income                                                2,152           3,164           7,355            7,504

Other comprehensive income:
  Foreign currency translation                              1,184           1,292         (1,304)            5,460
                                                      -----------     -----------    ------------     ------------
  Comprehensive income                                    $ 3,336         $ 4,456        $  6,051        $  12,964
                                                       ===========    ===========    ============     ============
Basic income per common share:                            $  0.13         $  0.19        $   0.44        $    0.48
                                                       ===========    ===========    ============     ============
  Weighted average shares outstanding                      16,767          16,660          16,721           15,804
                                                       ===========    ===========    ============     ============
Diluted income per common share:                          $  0.13         $  0.18        $   0.43        $    0.46
                                                       ===========    ===========    ============     ============

  Weighted average shares outstanding                      17,135          17,167          17,142           16,194
                                                       ===========    ===========    ============     ============

Cash dividends per common share                           $  0.08         $  0.08       $    0.24        $    0.24
                                                       ===========    ===========    ============     ============

                             See accompanying notes.

                                    NN, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                         September 30,            December 31,
Thousands of Dollars                                                    2004 (Unaudited)               2003
-----------------------------------------------------------------------------------------------------------------

Assets
Current assets:
  Cash and cash equivalents                                             $          7,773          $         4,978
  Accounts receivable, net                                                        50,656                   40,864
  Inventories, net                                                                32,292                   36,278
  Other current assets                                                             6,092                    6,299
                                                                      ------------------       ------------------
     Total current assets                                                         96,813                   88,419

Property, plant and equipment, net                                               125,463                  128,996
Assets held for sale                                                                  --                    1,805
Goodwill, net                                                                     42,544                   42,893
Other assets                                                                       4,871                    4,304
                                                                      ------------------       ------------------
     Total assets                                                       $        269,691          $       266,417
                                                                      ==================       ==================
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                      $         37,418          $        32,867
  Accrued salaries and wages                                                      12,106                   12,032
  Short-term debt                                                                     --                    2,000
  Current maturities of long-term debt                                             6,523                   12,725
  Other current liabilities                                                        6,519                    3,070
                                                                      ------------------       ------------------
     Total current liabilities                                                    62,566                   62,694

Non-current deferred tax liability                                                14,102                   13,423
Long-term debt                                                                    70,735                   69,752
Accrued pension and other                                                         13,355                   14,080
                                                                      ------------------       ------------------
     Total liabilities                                                           160,758                  159,949

Total stockholders' equity                                                       108,933                  106,468
                                                                      ------------------       ------------------
Total liabilities and stockholders' equity                                     $ 269,691                $ 266,417
                                                                      ==================       ==================















                             See accompanying notes.

                                    NN, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                  Common Stock                                        Accumulated
                                               Number                   Additional                       Other
                                                Of             Par       paid in        Retained      Comprehensive
                                               Shares         value       capital        Earnings     Income (Loss)          Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2003                        15,370         $154       $ 40,457        $ 38,984       $  (1,687)        $ 77,908
  Shares issued                                  1,330           14         12,421              --              --          12,435
  Net income                                        --           --             --           7,504              --           7,504
  Dividends declared                                --           --             --          (3,895)             --         (3,895)
  Other comprehensive income                        --           --             --              --           5,460           5,460
                                            -----------     --------    -----------    ------------   -------------    ------------
Balance, September 30, 2003                     16,700         $168       $ 52,878        $ 42,593       $   3,773        $ 99,412
                                            ===========     ========    ===========    ============   =============    ============
Balance, January 1, 2004                        16,712         $168       $ 52,960        $ 43,931       $   9,409        $106,468
  Shares issued                                     60           --            430              --              --             430
  Net income                                        --           --             --           7,355              --           7,355
  Dividends declared                                --           --             --          (4,016)             --          (4,016)
  Other comprehensive (loss)                        --           --             --              --          (1,304)         (1,304)
                                            -----------     -------     ----------     -----------    ------------     -----------
Balance, September 30, 2004                     16,772         $168       $ 53,390        $ 47,270       $   8,105        $108,933
                                            ===========     ========    ===========    ============   =============    ============



























                             See accompanying notes.

                                    NN, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
Thousands of Dollars                                                                  2004            2003
-------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                         $   7,355      $   7,504
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation and amortization                                                       11,918         10,103
    Amortization of debt issue costs                                                       106            128
    Write-off of unamortized debt issue costs                                              260            455
    Gain (loss) on disposal of property, plant and equipment                                30          (145)
    Interest income on note receivable                                                      77             61
    Minority interest in consolidated subsidiary                                            --            675
    Restructuring costs and impairment costs                                                --          2,742
    Changes in operating assets and liabilities:
      Accounts receivable                                                               (9,609)       (14,506)
      Inventories                                                                        3,587         (3,736)
      Other current assets                                                                (717)          (594)
      Other assets                                                                        (306)        (3,056)
      Accounts payable                                                                   4,897          6,653
      Income taxes payable                                                               2,079           (128)
      Other liabilities                                                                  2,299          2,015
                                                                                   ------------    -----------
         Net cash provided by operating activities                                      21,976          8,171
                                                                                   ------------    -----------
Investing Activities:
 Acquisition of Veenendaal, The Netherlands                                                 --        (17,933)
 Purchase of minority interest                                                              --        (15,583)
 Acquisition of property, plant, and equipment                                          (7,999)        (7,100)
 Proceeds from disposals of property, plant and equipment                                   51            145
                                                                                   ------------    -----------
         Net cash used by investing activities                                          (7,948)       (40,471)
                                                                                   ------------    -----------
Financing Activities:
 Proceeds from long-term debt                                                           40,000         89,745
 Proceeds from short-term debt                                                              --          2,000
 Book overdraft                                                                             --            (37)
 Debt issue costs paid                                                                    (771)          (823)
 Repayment of long-term debt                                                           (44,642)       (60,962)
 Repayment of short-term debt                                                           (2,000)            --
 Proceeds from issuance of stock                                                           431          5,498
 Dividends paid                                                                         (4,016)        (3,895)
                                                                                   ------------    -----------
         Net cash provided (used) by financing activities                              (10,998)        31,526
                                                                                   ------------    -----------
Effect of exchange rate changes on cash and cash equivalents                              (235)           420

Net Change in Cash and Cash Equivalents                                                  2,795           (354)
Cash and Cash Equivalents at Beginning of Period                                         4,978          5,144
                                                                                   ------------    -----------
Cash and Cash Equivalents at End of Period                                           $   7,773      $   4,790
                                                                                   ============    ===========
Supplemental schedule of non-cash investing and financing activities:
Stock issued related to acquisition on Veenendaal                                    $      --      $   6,937
                                                                                   ============    ===========

                             See accompanying notes.

                                    NN, Inc.
                   Notes To Consolidated Financial Statements
                                   (unaudited)

Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the "Company") have not been audited by our independent registered public accounting firm, except that the balance sheet at December 31, 2003 is derived from the Company's audited financial statements. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 2004 and 2003, the Company's financial position at September 30, 2004 and December 31, 2003, and the cash flows for the nine month periods ended September 30, 2004 and 2003. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms "NN", "the Company", "we", "our", or "us" mean NN, Inc. and its subsidiaries.

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

The results for the first, second and third quarters of 2004 are not necessarily indicative of future results.

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

As of September 30, 2004, the fair value of the swap was approximately $264,000, which is recorded as a component of other non-current liabilities. The change in fair value during the nine month periods ended September 30, 2004 and 2003 was a gain of approximately $73,000 and a loss of $63,000, respectively, which have been included as a component of other (income) expense.

Note 3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                              September 30,       December 31,
                                                   2004                2003
                                         ------------------    -----------------
Raw materials                                  $ 8,392             $  8,492
Work in process                                  6,160                6,808
Finished goods                                  19,012               22,128
Less inventory reserves                         (1,272)              (1,150)
                                         ------------------    -----------------
                                              $ 32,292             $ 36,278
                                         ==================    =================

Inventories on consignment at customer locations as of September 30, 2004 and December 31, 2003 were $4,341 and $3,046, respectively.

Note 4.  Net Income Per Share

                                                             Three months ended                  Nine months ended
                                                               September 30,                       September 30,

Thousands of Dollars, Except Share and Per Share           2004              2003              2004              2003
Data
---------------------------------------------------    -------------     -------------     -------------     ------------
Net income                                               $     2,152       $     3,164       $     7,355      $     7,504
                                                       =============     =============     =============     ============
Weighted average basic shares                             16,767,092        16,660,350        16,720,515       15,804,069
Effect of dilutive stock options                             367,414           506,293           421,633          389,831
                                                       -------------     -------------     -------------     ------------
Weighted average dilutive shares outstanding              17,134,506        17,166,643        17,142,148       16,193,900
                                                       =============     =============     =============     ============
Basic net income per share                               $      0.13       $      0.19       $      0.44      $      0.48
                                                       =============     =============     =============     ============
Diluted net income per share                             $      0.13       $      0.18       $      0.43      $      0.46
                                                       =============     =============     =============     ============

Excluded from the shares outstanding for each of the periods ended September 30, 2004 and 2003 were 438,000 and 0 antidilutive options, respectively, which had an exercise price of $12.62 as of September 30, 2004.

Note 5.  Segment Information

During 2004 and 2003, the Company's reportable segments are based on differences in product lines and geographic locations and are divided among Domestic Ball and Roller, European operations ("NN Europe") and Plastic and Rubber Components. The Domestic Ball and Roller Segment is comprised of two manufacturing facilities in the eastern United States. The NN Europe Segment is comprised of precision ball manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany, Pinerolo, Italy, Kysucke Nove Mesto, Slovakia, which began production in the second quarter of 2004, and Veenendaal, The Netherlands ("Veenendaal") which is a tapered roller and metal cage manufacturing operation acquired in May 2003. See Note 6, "Acquisitions and Joint Ventures". All of the facilities in the Domestic Ball and Roller Segment are engaged in the production of precision balls and rollers used primarily in the bearing industry. All of the facilities in the NN Europe Segment are engaged in the production of precision balls used primarily in the bearing industry except for Veenendaal which is engaged in the production of tapered rollers and cages for use primarily in the bearing industry. The Plastic and Rubber Components Segment is comprised of the Industrial Molding Corporation ("IMC") business, located in Lubbock, Texas and The Delta Rubber Company ("Delta") business, located in Danielson, Connecticut. IMC is engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, fiber optic and general industrial markets. Delta is engaged principally in the production of engineered bearing seals used principally in automotive, industrial, agricultural, mining and aerospace applications.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, including those policies as discussed in Note 1. We evaluate segment performance based on profit or loss from operations before income taxes and minority interest. We account for inter-segment sales and transfers at current market prices; however, we did not have any material inter-segment transactions during the three or nine month periods ended September 30, 2004 or 2003.

                                                          Three Months Ended September 30,
                                                 2004                                          2003
                              -----------------------------------------------------------------------------------------
                                                            Plastic and      Domestic                     Plastic and
                              Domestic Ball  NN Europe         Rubber         Ball &       NN Europe         Rubber
Thousands of Dollars           & Roller       Segment        Components       Roller        Segment        Components
-----------------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                      $ 14,440        $ 45,485        $ 12,992      $ 14,414        $ 37,784        $ 12,414
Pretax profit (loss)                  233           3,874           (502)         1,090           2,897             823
Assets                             51,818         160,594          57,279        53,077         144,560          57,989

                                                           Nine Months Ended September 30,
                                                 2004                                          2003
                              -----------------------------------------------------------------------------------------
                                                            Plastic and       Domestic                     Plastic and
                              Domestic Ball  NN Europe         Rubber         Ball &       NN Europe         Rubber
Thousands of Dollars           & Roller       Segment        Components       Roller        Segment        Components
-----------------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                      $ 43,417        $143,926        $ 38,472      $ 42,588        $104,829        $ 38,998
Pretax profit (loss)                  862          10,752             667         3,469           9,871           (531)
Assets                             51,818         160,594          57,279        53,077         144,560          57,989


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

The following unaudited pro-forma summary presents the financial information for the nine month period ended September 30, 2003 as if our Veenendaal acquisition had occurred as of the beginning of the period presented. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of each of the periods presented, nor are they indicative of future results.

                                                             Nine months ended
                                                             September 30, 2003
        (In thousands, except per share data)             (unaudited)
        ------------------------------------------------------------------------
        Net sales                                                     $197,209
        Net income                                                       8,168
        Basic earnings per share                                          0.52
        Diluted earnings per share                                        0.50

Note 7.  New Accounting Pronouncements

On March 31, 2004, the FASB issued an Exposure Draft, "Share-Based Payment", that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value method. On October 13, 2004, the FASB announced the final Statement for public companies would be effective for any interim or annual period beginning after June 15, 2005. We are currently evaluating the impacts of this Exposure Draft on the Company's consolidated financial statements.

On May 19, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," (the Act). FSP No. 106-2 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until authoritative guidance on accounting for subsidies provided by the Act is issued. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. The Company does not anticipate that the Act will have an effect on the Company's Financial Statements.

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

In December 2003 the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132R revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits, and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 132R requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. With certain exceptions, principally related to disclosure requirements of foreign plans, SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003.We have complied with the disclosure requirements of SFAS No. 132R.

We have a defined benefit pension plan covering the employees at our Eltmann, Germany facility. The benefits are based on the expected years of service including the rate of compensation increase. The plan is unfunded.

                    Components of Net Periodic Pension Cost:

                               Three months ended              Nine months ended
                                    September 30,                   September 30,
(in thousands of dollars)          2004            2003            2004           2003
-----------------------------------------------------------     -----------    ------------
  Service cost                      $26            $29            $ 78            $ 86
  Interest cost                      58             52             174             156
  Amortization of net gain           --              2              --               7
                                ------------    -----------     -----------    ------------
  Net periodic pension cost         $84            $83            $252            $249
                                ============    ===========     ===========    ============

We expect to contribute approximately $0.3 million to our pension plan in 2004. As of September 30, 2004, approximately $0.3 million of contributions have been made.

Note 8. Long-Term Debt and Short-Term Debt

On May 1, 2003 in connection with the purchase of SKF's Veenendaal component manufacturing operations and SKF's 23 percent interest in Euroball, we entered into a $90 million syndicated credit facility with AmSouth Bank ("AmSouth") as the administrative agent and Suntrust Bank as the Euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million Euros ($29.6 million) (the "$90 million credit facility"). This financing arrangement replaced our prior credit facility with AmSouth and Hypo Vereinsbank Luxembourg, S.A. The credit facility as originally entered into consisted of a $30.0 million revolver ("$30.0 million revolver") expiring on March 15, 2005, subsequently extended to March 31, 2006 bearing interest at a floating rate equal to LIBOR (2.02% at September 30, 2004) plus an applicable margin of 1.25 to 2.0, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR (2.02% at September 30, 2004) plus an applicable margin of 1.25% to 2.0% and a 26.3 million Euro ($29.6 million) term loan ("26.3 million Euro term loan") expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.15% at September 30, 2004) plus an applicable margin of 1.25% to 2.0%. All amounts owed under the $30.4 million term loan were paid during the second quarter of 2004 with the proceeds from our $40 million notes and we no longer have borrowing capacity under that portion of the $90 million credit facility. The terms of the $30.0 million revolver and the 26.3 million Euro term loan remain unchanged. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in the Company's business. The credit agreement is un-collateralized except for the pledge of stock of certain foreign subsidiaries. We were in compliance with all such covenants as of September 30, 2004.

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

On April 26, 2004 we issued $40.0 million aggregate principal amount of senior notes in a private placement (the "$40 million notes"). These notes bear interest at a fixed rate of 4.89% and mature on April 26, 2014. Interest is paid semi-annually. As of September 30, 2004, $40.0 million remained outstanding. Annual principal payments of approximately $5.7 million begin on April 26, 2008 and extend through the date of maturity. Proceeds from this credit facility were used to repay our existing US dollar denominated term loan, $24 million, and repay a portion, of our borrowings under our US dollar denominated revolving credit facility, $13 million, which are both components of our $90 million credit facility, and to repay borrowings remaining under our $2.0 million note and our $2.7 million note of $2 million and $1 million, respectively. The agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. No event of default had occurred as of September 30, 2004. The notes are not collateralized except for the pledge of stock of certain foreign subsidiaries. We incurred $0.7 million of related costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes. In connection with the issuance of the $40 million notes, capitalized costs in the amount of approximately $0.3 million associated with structuring of the $90 million credit facility were written off during the three months ended June 30, 2004 and are included as a component of other (income) expense.

Note 9. Goodwill

The changes in the carrying amount of goodwill for the twelve and nine month periods ended December 31, 2003 and September 30, 2004, respectively, are as follows:

In thousands of dollars               Plastic and Rubber
                                      Components Segment   NN Europe Segment        Total
                                      ------------------- ------------------- ----------------
Balance as of January 1, 2003              $ 26,712            $ 12,662         $ 39,374
Goodwill acquired                                --               2,151            2,151
Impairment losses                            (1,285)                 --           (1,285)
Currency impacts/reclassification               328               2,325            2,653
                                      ------------------- ------------------- ----------------
Balance as of December 31, 2003            $ 25,755            $ 17,138         $ 42,893
                                      =================== =================== ================

                                     Plastic and Rubber
In thousands of dollars              Components Segment    NN Europe Segment        Total
                                      ------------------- ------------------- ----------------
Balance as of January 1, 2004              $ 25,755            $ 17,138         $ 42,893
Currency impacts                                 --                (349)            (349)
                                      ------------------- ------------------- ----------------
Balance as of September 30, 2004           $ 25,755            $ 16,789         $ 42,544
                                      =================== =================== ================

Note 10. Stock Compensation

We have adopted the provisions of SFAS 123, which encourages but does not require a fair value based method of accounting for stock compensation plans. We have elected to continue accounting for our stock compensation plan using the intrinsic value based method under Auditing Practices Board ("APB") Opinion No. 25 and, accordingly, have not recorded compensation expense for the three and nine month periods ended September 30, 2004 and September 30, 2003, except as related to stock options accounted for under the variable method of accounting. Had compensation cost for our stock compensation plan been determined based on the fair value at the option grant dates, our net income and earnings per share would have been changed to the pro-forma amounts indicated below:

                                                          Three months ended             Nine months ended
                                                            September 30,                  September 30,
In Thousands, Except per Share Data                       2004            2003           2004            2003
--------------------------------------------------    ------------    -----------    ------------    -----------
Net income - as reported                               $   2,152       $  3,164       $   7,355       $   7,504
 Stock based compensation costs (income), net of
     income tax, included in net income as
     reported                                                (98)            (5)            (86)            195
 Stock based compensation costs, net of income
     tax, that would have been included in net
     income if the fair value method had been
     applied                                                (388)          (424)           (442)           (494)
                                                      ------------    -----------    ------------    -----------
Net income - pro-forma                                 $   1,666       $  2,735       $   6,827       $   7,205
                                                      ============    ===========    ============    ===========

Basic earnings per share - as reported                 $    0.13       $   0.19       $    0.44       $    0.48
 Stock based compensation costs (income), net of
     income tax, included in net income as
     reported                                              (0.01)            --              --            0.01
 Stock based compensation costs, net of income
     tax, that would have been included in net
     income if the fair value method had been
     applied                                               (0.02)         (0.03)          (0.03)          (0.03)
                                                      ------------    -----------    ------------    -----------
Basic earnings per share - pro-forma                   $    0.10          $0.16       $    0.41       $    0.46
                                                      ============    ===========    ============    ===========

Earnings per share-assuming dilution - as
reported                                               $    0.13       $   0.18       $    0.43       $    0.46

 Stock based compensation costs (income), net of
     income tax, included in net income as
     reported                                              (0.01)             --          (0.01)           0.01
 Stock based compensation costs, net of income
     tax, that would have been included in net
     income if the fair value method had been
     applied                                               (0.02)         (0.02)          (0.02)          (0.03)
                                                      ------------    -----------    ------------    -----------
Earnings per share - assuming dilution-pro-forma       $    0.10       $   0.16       $    0.40       $    0.44
                                                      ============    ===========    ============    ===========

The fair value of each option grant was  estimated  based on actual  information
available   through  September  30,  2004  and  2003  using  the  Black  Scholes option-pricing model with the following assumptions:

Term                      Vesting period
----                      --------------
Risk free interest rate   3.50% and 3.28% at September 30, 2004 and 2003, respectively
Dividend yield            2.79% and 3.66% at September 30, 2004 and 2003, respectively
Volatility                48.88% and 50.62% at September 30, 2004 and 2003, respectively

Note 11. Lease Commitment

On June 1, 2004, our wholly owned subsidiary, NN Precision Bearing Products Company LTD, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building (approximately 110,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People's Republic of China. The building will be newly constructed and we expect to begin usage of the leased property during the second quarter of 2005. The land and building remain under the control of the lessor until such time as usage of the leased property commences. The agreement satisfies the requirements of a capital lease at June 1, 2004 and we anticipate recording the lease as a capital lease in our Consolidated Financial Statements when usage of the leased property begins. Accordingly, as of September 30, 2004, no amount has been recorded related to the asset and corresponding obligation associated with the lease agreement in our Consolidated Financial Statements. We estimate the fair value of the land and building to be approximately $2.0 million and undiscounted annual lease payments of approximately $0.2 million (approximately $4.1 million aggregate non-discounted lease payments over the twenty year term). The lease terms include fair value buy-out provisions and we maintain the option to extend the lease term.

Note 12. Subsequent Event

On October 27, 2004 we completed the sale of our idle warehouse in Kilkenny, Ireland for approximately 1.6 million euro ($2.0 million), net of selling costs incurred. As a result of this transaction, we anticipate recording a loss on sale of fixed assets of approximately 0.1 million euro ($0.1 million) during the fourth quarter which will be recorded as a component of Other (income) expense, net. As of December 31, 2003 and September 30, 2004 this asset has been classified as a component of Property, plant and equipment, net. Proceeds received from the sale of this asset will be used to repay a portion of our $90 million credit facility.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net Sales. Net Sales increased by approximately $8.3 million, or 12.9%, from $64.6 million for the third quarter of 2003 to $72.9 million for the third quarter of 2004. By segment, sales increased $7.7 million and $0.6 million for the NN Europe Segment and the Plastic and Rubber Components Segment, respectively. Within the NN Europe Segment, $4.4 million of the increase is related to increases in product demand and $3.2 million is related to the impact of currency exchange rates. Within the Plastic and Rubber Components Segment, the total increase of $0.6 million is related to increases in product demand. Net Sales remained approximately unchanged for the Domestic Ball and Roller Segment.

Cost of Products Sold. Cost of products sold increased by approximately $7.0 million, or 13.9%, from $50.3 million for the third quarter of 2003 to $57.3 million for the third quarter of 2004. By segment, cost of products sold increased $5.7 million and $1.3 million for the NN Europe Segment and the Plastic and Rubber Components Segment, respectively. Within the NN Europe Segment, $3.2 million of the increase is related to increases in product demand, increased material costs and the impact of inventory reductions and $2.5 million is related to the impact of currency exchange rates. Within the Plastic and Rubber Components Segment, the total increase of $1.3 million is related to increases in product demand and the impact of inventory reductions. Cost of products sold remained approximately unchanged for the Domestic Ball and Roller Segment. As a percentage of net sales, cost of products sold increased from 77.8% during the third quarter of 2003 to 78.5% during the third quarter of 2004.

The price of steel has risen over the last twelve to eighteen months with fourth quarter of 2004 and possibly 2005 prices expected to reflect even greater increases. The increase is principally due to general increases in global demand and, more recently, due to China's increased consumption of steel. This has had the impact of increasing scrap surcharges we pay in procuring our steel. Our contracts with key customers allow us to pass a majority of the steel price increases we incur on to those customers. However, by contract, material price changes in any given year are typically passed along with price adjustments in January of the following year. Until the current increases can be passed through to our customers, income from operations, net income and cash flow from operations will be adversely affected.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $1.9 million, or 35.8%, from $5.2 million for the third quarter of 2003 to $7.1 million for the third quarter of 2004. By segment, selling, general and administrative expenses increased $0.9 million, $0.6 million and $0.3 million for the NN Europe Segment, Domestic Ball and Roller Segment and the Plastic and Rubber Components Segment, respectively. Within the NN Europe Segment, $0.6 million of the increase is related to the start-up of our previously announced Level 3 program which integrates the principles of Lean Enterprise, Six Sigma and Total Productive Maintenance (the
"Level 3 Program"), expenses associated with our Slovakia ball production facility and severance costs, and, $0.3 million is related to the impact of currency exchange rates. Within the Domestic Ball and Roller Segment, the increase of $0.6 million is principally related to Sarbanes-Oxley compliance efforts in the area of internal controls and the Level 3 Program. Within the Plastic and Rubber Components Segment, the $0.3 million increase is principally related to employee severance. As a percentage of net sales, selling, general and administrative expenses increased from 8.1% during the third quarter of 2003 to 9.8% during the third quarter of 2004.

Depreciation and Amortization. Depreciation and amortization expenses increased by approximately $0.4 million or 11.0% from $3.6 million for the third quarter of 2003 to $4.0 million for the third quarter of 2004. Principally all of the $0.4 million increase is attributable to the NN Europe Segment. Within the NN Europe Segment, $0.2 million of the increase is related to capital investments in machinery, equipment and processes and $0.2 million of the increase is related to the impact of foreign currency exchange rates. As a percentage of net sales, depreciation and amortization expense decreased from 5.6% during the third quarter of 2003 to 5.5% during the third quarter of 2004.

Restructuring and Impairment Costs. Restructuring and impairment costs increased by $0.2 million from ($0.2 million) in the third quarter of 2003 to $0 in the third quarter of 2004. The increase is related to gains recorded during the third quarter of 2003 associated with the disposition of certain previously impaired NN Arte assets. Restructuring and impairment charges were (0.4%) of net sales in the third quarter of 2003 and 0% of net sales in the third quarter of 2004.

Interest Expense. Interest expense increased by approximately $0.2 million from $0.9 million in the third quarter of 2003 to $1.1 million in the third quarter of 2004. The increase is principally related to our April 26, 2004 issuance of our $40.0 million aggregate principal amount of senior notes in a private placement. These notes bear interest at a fixed rate of 4.89%. See "Liquidity and Capital Resources".

Net Income. Net income decreased by approximately $1.0 million, or 32.0%, from $3.2 million in the third quarter of 2003 to $2.2 million in the third quarter of 2004. As a percentage of net sales, net income decreased from 4.9% during the third quarter of 2003 to 3.0% during the third quarter of 2004.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Net Sales. Net Sales increased by approximately $39.4 million, or 21.1%, from $186.4 million for the first nine months of 2003 to $225.8 million for the first nine months of 2004. By segment, Net Sales increased $39.1 million and $0.8 million for the NN Europe Segment and the Domestic Ball and Roller Segment, respectively. Net Sales decreased by $0.5 million for the Plastic and Rubber Components Segment. Within the NN Europe Segment, $17.2 million of the increase is related to our May 2, 2003 acquisition of Veenendaal and a full nine months of its results included in 2004 versus five months of its results included in the first nine months of 2003, $11.6 million is related to the impact of currency exchange rates and $10.3 million is related to increases in product demand. Within the Domestic Ball and Roller Segment, the increase of $0.8 million is principally related to increases in product demand. The decrease of $0.5 million in the Plastic and Rubber Components Segment is principally related increases in product demand of approximately $1.1 million offset by decreased net sales of approximately $1.6 million resulting from to the closure of our Guadalajara, Mexico injection molding facility in 2003.

Cost of Products Sold. Cost of products sold increased by approximately $33.8 million, or 23.7%, from $142.8 million for the first nine months of 2003 to $176.6 million for the first nine months of 2004. By segment, cost of products sold increased $32.9 million, $0.6 million and $0.3 million for the NN Europe Segment, the Domestic Ball and Roller Segmet and the Plastic and Rubber Components Segment, respectively. Within the NN Europe Segment, $14.4 million of the increase is related to our May 2, 2003 acquisition of Veenendaal and a full nine months of its results included in 2004 versus five months of its results included in the first nine months of 2003, $9.2 million is related to the impact of currency exchange rates and $9.3 million is related to increases in product demand and the impact of inventory reductions. The increase of $0.3 million in the Plastic and Rubber Components Segment is principally related increases in product demand and the impact of inventory reductions of approximately $2.3 million offset by decreased cost of products sold of approximately $2.1 million resulting from the closure of our Guadalajara, Mexico injection molding facility in 2003. As a percentage of net sales, cost of products sold increased from 76.6% during the first nine months of 2003 to 78.2% during the first nine months of 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $6.7 million, or 42.6%, from $15.6 million for the first nine months of 2003 to $22.3 million for the first nine months of 2004. By segment, selling, general and administrative expenses increased $3.8 million, $2.4 million and $0.5 million for the NN Europe Segment, Domestic Ball and Roller Segment and the Plastic and Rubber Components Segment, respectively. Within the NN Europe Segment, $1.6 million of the increase is related to our May 2, 2003 acquisition of Veenendaal and a full nine months of its results included in 2004 versus five months of its results included in the first nine months of 2003, $1.3 million is related to the start-up of our Level 3 Program, expenses associated with our Slovakia ball production facility and employee severance and $0.9 million is related to the impact of currency exchange rates. Within the Domestic Ball and Roller Segment, approximately $1.4 million is principally related to Sarbanes-Oxley compliance efforts in the area of internal controls, approximately $0.7 million is related to our Level 3 Program and approximately $0.3 million is related to the start-up of our China operation.

Within the Plastic and Rubber Components Segment, $0.3 million of the increase is related to employee severance. As a percentage of net sales, selling, general and administrative expenses increased from 8.4% during the first nine months of 2003 to 9.9% during the first nine months of 2004.

Depreciation and Amortization. Depreciation and amortization expenses increased by approximately $1.8 million or 18.0% from $10.1 million for the first nine months of 2003 to $11.9 million for the first nine months of 2004. Principally all of the $1.8 million increase is attributable to the NN Europe Segment. Within the NN Europe Segment, $1.0 million of the increase is related to our May 2, 2003 acquisition of Veenendaal and a full nine months of its results included in 2004 versus five months of its results included in the first nine months of 2003, $0.2 million of the increase is related to capital investments in machinery, equipment and processes and $0.6 million of the increase is related to the impact of foreign currency exchange rates. As a percentage of net sales, depreciation and amortization expense decreased from 5.4% during the first nine months of 2003 to 5.3% during the first nine months of 2004.

Interest Expense. Interest expense increased by approximately $0.6 million from $2.3 million in the first nine months of 2003 to $2.9 million in the first nine months of 2004. Approximately $0.4 million of the increase is related to increased debt levels due to the May 2003 acquisition of Veenendaal and the May 2003 purchase of the 23% interest in NN Europe held by SKF. Effective with the completion of this transaction, we own 100% of NN Europe. Additionally, approximately $0.2 million of the increase is related to our April 26, 2004 issuance of $40.0 million aggregate principal amount of senior notes in a private placement. These notes bear interest at a fixed rate of 4.89%. See "Liquidity and Capital Resources".

Net Income. Net income decreased by approximately $0.1 million, or 2.0%, from $7.5 million in the first nine months of 2003 to $7.4 million in the first nine months of 2004. As a percentage of net sales, net income decreased from 4.0% during the first nine months of 2003 to 3.3% during the first nine months of 2004.

Liquidity and Capital Resources

On May 1, 2003 in connection with the purchase of SKF's Veenendaal component manufacturing operations and SKF's 23 percent interest in NN Europe, we entered into a $90 million syndicated credit facility with AmSouth as the administrative agent and Suntrust Bank as the Euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million Euros ($29.6 million) (the "$90 million credit facility") This financing arrangement replaced our prior credit facility with AmSouth and NN Europe's credit facility with Hypo Vereinsbank Luxembourg, S.A. The credit facility, as originally entered into, consisted of a $30.0 million revolver expiring on March 15, 2005, subsequently extended to March 31, 2006, bearing interest at a floating rate equal to LIBOR (2.02% at September 30,
2004) plus an applicable margin of 1.25 to 2.0, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR (2.02% at September 30, 2004) plus an applicable margin of 1.25 to 2.0 and a
26.3 million Euro ($29.6 million) term loan expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.15% at September 30, 2004) plus an applicable margin of 1.25 to 2.0. All amounts owed under the $30.4 million term loan were paid during the second quarter of 2004 with the proceeds from our $40 million notes and we no longer have borrowing capacity under that portion of the $90 million credit facility. The terms of the $30.0 million revolver and the 26.3 million Euro term loan remain unchanged. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. The credit facility is not collateralized except for the pledge of stock of certain foreign subsidiaries. No event of default had occurred as of September 30, 2004.

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

On April 26, 2004 we issued $40.0 million aggregate principal amount of senior notes in a private placement (the "$40 million notes"). These notes bear interest at a fixed rate of 4.89% and mature on April 26, 2014. Interest is paid semi-annually. As of September 30, 2004, $40.0 million remained outstanding. Annual principal payments of approximately $5.7 million begin on April 26, 2008 and extend through the date of maturity. Proceeds from this credit facility were used to repay our existing US dollar denominated term loan, $24 million, and repay a portion of our borrowings under our US dollar denominated revolving credit facility, $13 million, which are both components of our $90 million credit facility, and to repay borrowings remaining under our $2.0 million note and our $2.7 million note of $2 million and $1 million, respectively. The agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. No event of default had occurred as of September 30, 2004. The notes are not collateralized except for the pledge of stock of certain foreign subsidiaries. We incurred $0.7 million of related costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes. In connection with the issuance of the $40 million notes, capitalized costs in the amount of approximately $0.3 million associated with structuring of the $90 million credit facility were written off during the three months ended June 30, 2004 and are included as a component of other (income) expense. See Note 8 of the Notes to Consolidated Financial Statements.

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

We bill and receive payment from some of our customers in Euros as well as other currencies. To date, we have not been materially adversely affected by currency fluctuations. Nonetheless, as a result of these sales, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of September 30, 2004, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories, was $34.2 million at September 30, 2004 as compared to $25.7 million at December 31, 2003. The ratio of current assets to current liabilities increased from 1.41:1 at December 31, 2003 to 1.55:1 at September 30, 2004. Cash flow from operations increased to $22.0 million during the first nine months of 2004 from $8.2 million during the first nine months of 2003. Contributing to the improvement in cash flow from operations for the nine months ended September 30, 2004 was a reduction in inventory levels of approximately $3.6 million.

During 2004, we plan to spend approximately $9.0 million on capital expenditures related primarily to equipment and process upgrades and replacements and approximately $2.5 million principally related to geographic expansion of our manufacturing base. Of these amounts approximately $8.0 million has been spent through September 30, 2004. We intend to finance these activities with cash generated from operations and funds available under the credit facilities described above. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our working capital needs and projected capital expenditure requirements through September 2005.

On October 27, 2004 we completed the sale of our idle warehouse in Kilkenny, Ireland for approximately

1.6 million euro ($2.0 million), net of selling costs incurred. As a result of this transaction, we anticipate recording a loss on sale of fixed assets of approximately 0.1 million euro ($0.1 million) during the fourth quarter which will be recorded as a component of Other (income) expense, net. As of December 31, 2003 and September 30, 2004 this asset has been classified as a component of Property, plant and equipment, net. Proceeds received from the sale of this asset will be used to repay a portion of our $90 million credit facility.

During the fourth quarter of 2004 we anticipate selling our idled land and building assets located in Walterboro, South Carolina in an auction sale. The approximate $1.1 million carrying value of these assets is classified as a component of Property, plant and equipment, net and is based principally upon fair market value appraisals. While the net selling price of these assets is not known, amounts we ultimately recover may differ from the assets carrying value resulting in the recording of a gain or loss. No such amounts have been recorded as of September 30, 2004. Any proceeds received from the sale of these assets will be used to repay a portion of our $90 million credit facility.

New Accounting Pronouncements

On March 31, 2004, the FASB issued an Exposure Draft, "Share-Based Payment", that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value method. On October 13, 2004, the FASB announced the final Statement for public companies would be effective for any interim or annual period beginning after June 15, 2005. We are currently evaluating the impacts of this Exposure Draft on the Company's consolidated financial statements.

On May 19, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," (the Act). FSP No. 106-2 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until authoritative guidance on accounting for subsidies provided by the Act is issued. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. The Company does not anticipate that the Act will have an effect on the Company's Financial Statements.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132R revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits, and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 132R requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. With certain exceptions, principally related to disclosure requirements of foreign plans, SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. As of September 30, 2004, we have complied with the disclosure requirements of SFAS No. 132R.

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

Impairment of Long-Lived Assets. The Company's long-lived assets include property, plant and equipment. The recoverability of the long-lived assets is dependent on the performance of the companies which the Company has acquired, as well as volatility inherent in the external markets for these acquisitions. In assessing potential impairment for these assets the Company will consider these factors as well as forecasted financial performance. For assets held for sale as of December 31, 2003, appraisals are relied upon to assess the fair market value of those assets. The assets held for sale of $1.8 million as of December 31, 2003 have been reclassified as held for use effective March 31, 2004. The amounts reclassified are carried at fair value which is lower than the carrying amount before the assets were classified as held for sale adjusted for depreciation expense. The reclassification of these assets did not have a material impact to our income from operations, net income or cash flow from operations for the three and nine months ended September 30, 2004. Future adverse changes in market conditions or adverse operating results of the underlying assets could result in the Company having to record additional impairment charges not previously recognized.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to our use of certain financial instruments as well as transacting in various foreign currencies. To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At September 30, 2004, we had $14.4 million outstanding under the domestic credit facilities, $40.0 million aggregate principal amount of senior notes outstanding and NN Europe had 18.4 million Euro ($22.8 million) outstanding under the Euro term loan. See Note 8 of the Notes to Consolidated Financial Statements. At September 30, 2004, a one-percent increase in the interest rate charged on our outstanding borrowings under our credit facilities, that are subject to variable interest rates, would result in interest expense increasing annually by approximately $0.4 million. In connection with a variable EURIBOR rate debt financing in July 2000 our majority owned subsidiary, NN Europe entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for us to receive variable Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to principal payments on the underlying debt over the life of the swap. This original debt was repaid in May 2003, however, the swap remains pursuant to its original terms. On May 1, 2003, we entered into the $90 million credit facility. This new financing arrangement replaces our prior credit facility with AmSouth and NN Europe's credit facility with Hypo Vereinsbank Luxembourg, S.A. On April 26, 2004, we issued $40.0 million of aggregate principal amounts of senior notes in a private placement, replacing a portion of our $90 million credit facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our NN Europe Segment, bills and receives payments from some of its foreign customers in their own currency. To date, we have not been materially adversely affected by currency fluctuations of foreign exchange restrictions. However, to help reduce exposure to foreign currency fluctuation, management has incurred debt in Euros and has periodically used foreign currency hedges. These currency hedging programs allow management to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency hedging instruments as of September 30, 2004.

Item 4. Controls and Procedures

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

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

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

     Reports on Form 8-K

     The Company furnished a Form 8-K, in response to Item 5, on July 9, 2004 announcing its expected date of release of second quarter 2004 financial results and conference call, and that increased Sarbanes-Oxley compliance costs and additional inventory reduction would impact results for the second quarter and full year.

     The Company furnished a Form 8-K, in response to Items 5 and 7, on July 29, 2004 announcing its financial results for the second quarter ended June 30, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NN, Inc.
                                        ----------------------------------------
                                             (Registrant)


Date:    November 9, 2004               /s/ Roderick R. Baty
         ----------------               ----------------------------------------
                                            Roderick R. Baty,
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Duly Authorized Officer)


Date:    November 9, 2004               /s/ David L. Dyckman
         ----------------               ----------------------------------------
                                            David L. Dyckman
                                            Vice President-Corporate Development
                                            Chief Financial Officer
                                            (Principal Financial Officer)
                                            (Duly Authorized Officer)


Date:    November 9, 2004              /s/  William C. Kelly, Jr.
         ----------------              -----------------------------------------
                                            William C. Kelly, Jr.,
                                            Treasurer, Secretary and
                                            Chief Administrative Officer
                                            (Duly Authorized Officer)