Form 10-K
period 2004-12-31
NN INC
filed 2005-03-16
CIK 918541

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                       OR
[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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


          Securities registered pursuant to Section 12(b) of the Act:

          Title of                         Name of each exchange
         each class                         on which registered
      ----------------                   -------------------------
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

Yes    [X]       No    [_]

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

Yes    [X]       No    [_]

     The number of shares of the registrant's common stock outstanding on March 9, 2005 was 16,885,913.

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 9, 2005, based on the closing price on the NASDAQ National Market System on that date was approximately $123,917,374.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement with respect to the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

For managerial and financial analysis purposes, management views the Company's operation in three segments: the domestic ball and roller operations of Erwin, Tennessee and Mountain City, Tennessee, also includes costs related to our start-up operation in China and corporate office costs, ("Domestic Ball and Roller Segment"), the European facilities of Kilkenny, Ireland, Eltmann, Germany, Pinerolo, Italy, Veenendaal, The Netherlands and Kysucke Nove Mesto, Slovakia ("NN Europe Segment" or "NN Europe") and the operations of Industrial Molding Corporation ("IMC") and The Delta Rubber Company ("Delta") (collectively "Plastic and Rubber Components Segment"). On March 12, 2004 we changed the name of our primary European entity from NN Euroball, ApS to NN Europe ApS. To avoid confusion between the entity and the segment, we will refer to the segment as the NN Europe Segment and the entity as NN Europe. Financial information about the Domestic Ball and Roller Segment, the NN Europe Segment and the Plastic and Rubber Components Segment is set forth in Note 11 of the Notes to Consolidated Financial Statements.

Recent Developments

On May 2, 2003, we acquired the 23 percent interest in NN Europe, ApS ("NN Europe") held by AB SKF ("SKF"). NN Europe was formed in 2000 by the Company, FAG Kugelfischer George Schaefer AG, which was subsequently acquired by INA - Schaeffler KG (collectively, "INA"), and AB SKF ("SKF"). SKF is a global bearing manufacturer and one of our largest customers. We paid approximately 13.8 million Euros ($15.6 million) for SKF's interest in NN Europe. Following the closing of the transaction, we own 100 percent of the outstanding shares of NN Europe.

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

On October 9, 2003, we acquired certain assets comprised of land, building and machinery and equipment of the precision ball operations of KLF - Gulickaren ("KLF"), based in Kysucke Nove Mesto, Slovakia. We paid consideration of approximately 1.7 million Euros ($2.0 million). The assets are being utilized by our wholly-owned subsidiary AKMCH ("NN Slovakia") based in Kysucke Nove Mesto, Slovakia, which began production in June 2004. The financial results of the operations are included in our NN Europe Segment.

During 2004 we formed a wholly owned subsidiary, NN Precision Bearing Products Company, LTD, ("NN Asia)". This subsidiary, which is expected to begin production of precision balls during the second half of 2005, will be located in the Kunshan Economic and Technology Development Zone, Jiangsu, The People's Republic of China and is a component of our strategy to globally expand our manufacturing base. The costs incurred as a result of this start-up are included in our Domestic Ball and Roller Segment.

Corporate Information

NN, originally organized in October 1980, is incorporated in Delaware, with our principal executive offices located at 2000 Water's Edge Drive, Johnson City, Tennessee 37604 and our telephone number is (423) 743-9151. Our web site address is www.nnbr.com. Information contained on our web site is not part of this Annual Report. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto are available on our web site under "Investor Relations."

Products

Precision Steel Balls. At our Domestic Ball and Roller Segment facilities and our NN Europe Segment facilities, we manufacture and sell high quality, precision steel balls in sizes ranging in diameter from 1/8 of an inch to 12 1/2 inches. We produce and sell balls in grades ranging from grade 3 to grade 1000, as established by the American Bearing Manufacturers Association. The grade number for a ball or a roller indicates the degree of spherical or cylindrical precision of the ball or roller; for example, grade 3 balls are manufactured to within three-millionths of an inch of roundness and grade 50 rollers are manufactured to within fifty-millionths of an inch of roundness. Our steel balls are used primarily by manufacturers of anti-friction bearings where precise spherical, tolerance and surface finish accuracies are required. At our Domestic Ball and Roller Segment, sales of steel balls accounted for approximately 86%, 86% and 88% of the segment's net sales in 2004, 2003 and 2002 respectively. At our NN Europe Segment, sales of steel balls accounted for approximately 68%, 76%, and 100% of the segment's net sales in 2004, 2003 and 2002, respectively.

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

Bearing Seals. At our Plastic and Rubber Components Segments Danielson, CT facility, we manufacture and sell a wide range of precision bearing seals produced through a variety of compression and injection molding processes and adhesion technologies to create rubber-to-metal bonded bearing seals. The seals are used in applications for automotive, industrial, agricultural, mining and aerospace markets.

Retainers: We manufacture and sell precision metal and plastic retainers for ball and roller bearings used in a wide variety of industrial applications. Retainers are used to separate and space balls or rollers within a fully assembled bearing. We manufacture plastic retainers at our Lubbock, Texas facility and metal retainers at our Veenendaal, The Netherlands facility.

Precision Plastic Components. At our Plastic and Rubber Components Segments Lubbock, TX facility, we also manufacture and sell a wide range of specialized plastic products including automotive under-the-hood components, electronic instrument cases and precision electronic connectors and lenses, as well as a variety of other specialized parts.

Research and Development. The amounts spent on research and development activities by us during each of the last three fiscal years are not material. Amounts spent are expensed as incurred.

Customers

Our bearing component products are supplied primarily to bearing manufacturers for use in a broad range of industrial applications, including transportation, electrical, agricultural, construction, machinery, mining and aerospace. We supply over 500 customers; however, our top 10 customers account for approximately 81% of our revenue. These top 10 customers include SKF, INA, Timken, GKN, SNR, Iljin, Delphi, Koyo, NTN and FTE. In 2004, 29% of our products were sold to customers in North America, 60% to customers in Europe, and the remaining 11% to customers located throughout the rest of the world, primarily Asia. Sales to various U.S. and foreign divisions of SKF accounted for approximately 48% of net sales in 2004 and sales to INA accounted for approximately 14% of net sales in 2004, demonstrating our long-term, strategic relationships with these key customers. These gains are directly attributed to the success of NN Europe, Veenendaal and our efforts to develop a closer partnering relationship with our global bearing customers. Sales to various divisions of the Timken Co. accounted for approximately 6% of net sales in 2004. None of our other customers accounted for more than 5% of our net sales in 2004.

Certain customers have contracted to purchase all or a majority of their bearing component requirements from us, although only a few are contractually obligated to purchase any specific amounts. While firm orders are generally received on a monthly basis, we are normally aware of future order levels well in advance of the placement of a firm order. For our Domestic Ball and Roller Segment, we maintain a computerized, bar coded inventory management system with most of our major customers that enables us to determine on a day-to-day basis the amount of these components remaining in a customer's inventory. When such inventories fall below certain levels, we automatically ship additional product.

NN Europe has entered into six-year supply agreements with SKF and INA providing for the purchase of NN Europe products in amounts and at prices that are subject to adjustment on an annual basis. The agreements contain provisions obligating NN Europe to maintain specified quality standards and comply with various ordering and delivery procedures, as well as other customary provisions. SKF may terminate its agreement if, among other things, NN Europe acquires or becomes acquired by a competitor of SKF. INA may terminate its agreement if, among other things, NN Europe assigns its rights under the agreement, whether voluntarily or by operation of law. These agreements expire May 31, 2006.

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

During 2004, the Domestic Ball and Roller Segment sold its products to more than 250 customers located in more than 25 different countries. Approximately 55% of the Domestic Ball and Roller Segment net sales in 2004 were to customers outside the United States. Sales to the Domestic Ball & Roller Segment's top ten customers accounted for approximately 74% of the segment's net sales in 2004. Sales to SKF and INA accounted for approximately 25% and 18%, respectively, of the segment's net sales in 2004.

During 2004, the NN Europe Segment sold its products to more than 70 customers located in more than 30 different countries. Approximately 89% of its net sales in 2004 were to customers within Europe. Sales to the segment's top ten customers accounted for approximately 95% of the segment's net sales in 2004. Sales to SKF and INA accounted for approximately 66% and 16% of the segment's net sales in 2004, respectively. Sales to SKF and INA are made pursuant to the terms of supply agreements which expire in 2006 and 2008.

During 2004, the Plastic and Rubber Components Segment sold its products to more than 100 customers located in more than 10 different countries. Approximately 11% of the Plastic and Rubber Components Segment net sales were to customers outside the United States. Sales to the segment's top ten customers accounted for approximately 68% of the Plastics Segment's net sales in 2004.

See Note 11 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" for additional segment financial information. In both the foreign and domestic markets, the Company principally sells its products directly to manufacturers and not to distributors.

The following table presents a breakdown of our net sales for fiscal years 2002 through 2004:


      (In Thousands)

                                                        2004            2003             2002
                                                    ------------    ------------    -------------

      Domestic Ball and Roller Segment                 $ 58,435        $ 55,437         $ 52,634
                                                          19.2%           21.9%             27.3%
      NN Europe Segment                                 193,930         147,127           90,653
                                                          63.8%           58.0%             47.0%
      Plastic and Rubber Components Segment              51,724          50,898           49,569
                                                          17.0%           20.1%             25.7%
                                                    ------------    ------------    -------------
      Total                                            $304,089        $253,462         $192,856
                                                    ============    ============    =============
                                                           100%            100%             100%
                                                    ============    ============    =============

Sales and Marketing

A primary emphasis of our marketing strategy is to expand key customer relationships by offering them the value of a single supply chain partner for a wide variety of components. As a result, we have progressed toward integrating our sales organization on a global basis across all of our product lines. Our sales organization includes nine direct sales and twelve customer service representatives. Due to the technical nature of many of our products, our engineers and manufacturing management personnel also provide technical sales support functions, while internal sales employees handle customer orders and other general sales support activities.

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

                                                                                             Products
                                                                                           -------------
Name              Country        Description                                Balls & Rollers     Seals     Retainers
----              -------        -----------                                ---------------     -----     ---------
SKF               Sweden         Global bearing manufacturer                       X              X           X
INA               Germany        Global bearing manufacturer                       X              X           X
NTN               Japan          Global bearing manufacturer                       X              X           X
SNR               France         Global bearing manufacturer                       X
Timken            USA            Global bearing manufacturer                       X              X           X
Delphi            USA            Automotive component supplier                     X              X           X
Iljin             Korea          Global bearing manufacturer                       X
NSK               Japan          Global bearing manufacturer                       X                          X
Koyo              Japan          Global bearing manufacturer                       X              X           X
GKN               Germany        Global bearing manufacturer                       X

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

Employees

As of December 31, 2004, we employed a total of 1,747 full-time employees. Our Domestic Ball and Roller Segment employed 288 workers, the NN Europe Segment employed 1,025 workers, our Plastic and Rubber Components Segment employed 426 workers, and there were 8 employees at the Company's corporate headquarters. Of our total employment, 17% are management/staff employees and 83% are production employees. We believe we are able to attract and retain high quality employees because of our quality reputation, technical expertise, history of financial and operating stability, attractive employee benefit programs, and our progressive, employee-friendly working environment. Only the employees in the Eltmann, Germany, Pinerolo, Italy, and Veenendaal, The Netherlands plants are unionized and we have never experienced any involuntary work stoppages. We consider our relations with our employees to be excellent.

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

Raw Materials

The primary raw material used in our Domestic Ball and Roller Segment and NN Europe Segment is 52100 Steel. During 2004, approximately 98% and 99% of the steel used by these two segments, respectively, was 52100 Steel in rod and wire form. Our other steel requirements include type 440C stainless steel and type S2 rock bit steel.

The Domestic Ball and Roller Segment purchases substantially all of its 52100 Steel requirements from foreign mills in Europe and Japan because of the lack of domestic producers of such steel in the form we require. The principal suppliers of 52100 Steel to the Domestic Ball and Roller Segment are Daido Steel Inc. (America), Shinsho Steel America, Lucchini USA Inc. (affiliate of Ascometal France) and Ohio Star Forge Co. The NN Europe Segment purchases all of its 52100 Steel requirements from European mills. The principal supplier of 52100 Steel to the NN Europe Segment is Ascometal France (See Note 14 of the Notes to Consolidated Financial Statements). Our other steel requirements are purchased principally from foreign steel manufacturers. There are a limited number of suppliers of the 52100 Steel that we use in our Domestic Ball and Roller and NN Europe Segments. We believe that if any of our current suppliers were unable to supply 52100 Steel to us, we would be able to obtain our 52100 Steel requirements from alternate sources. We cannot provide assurances that we would not face higher costs or production interruptions as a result of obtaining 52100 Steel from alternate sources.

We purchase steel on the basis of price and, more significantly, composition and quality. The pricing arrangements with our suppliers are typically subject to adjustment once every three to six months for the Domestic Ball and Roller Segment. Steel pricing is contractually adjusted on an annual basis within the NN Europe Segment. For the NN Europe Segment scrap surcharges are adjusted quarterly based upon market activity in the preceding quarter. In general, we do not enter into written supply agreements with suppliers or commit to maintain minimum monthly purchases of steel except for the supply arrangements between Ascometal and NN Europe (see Note 14 of the Notes to Consolidated Financial Statements). For the Domestic Ball and Roller and NN Europe Segments, the average price of 52100 Steel increased approximately 9.8% in 2004, increased approximately 3.5% in 2003, and increased approximately 2.5% in 2002.

Because 52100 Steel is principally produced by foreign manufacturers, the Company's operating results would be negatively affected in the event that the U.S. or European governments impose any significant quotas, tariffs or other duties or restrictions on the import of such steel, if the U.S. dollar decreases in value relative to foreign currencies or if supplies available to us would significantly decrease. On March 6, 2002, the U.S. government adopted legislation that imposed certain tariffs on the import of certain foreign produced steel into the United States. Because the vast majority of the 52100 Steel we use was exempted from these recent U.S. tariffs on imported steel, we were not materially affected by related import regulations.

The price of steel has risen over the last twelve to eighteen months with the potential for 2005 prices to reflect even greater increases. The increase is principally due to general increases in global demand and, more recently, due to China's increased consumption of steel. This has had the impact of increasing steel prices we pay in procuring our steel in the form of higher unit prices and scrap surcharges and could adversely impact the availability of steel. Our contracts with key customers allow us to pass a majority of the steel price increases on to those customers. However, for our NN Europe Segment, material price changes in any given year are typically passed along with price adjustments in January of the following year. Until the current increases can be passed through to our customers, income from operations, net income and cash flow from operations will be adversely affected.

The primary raw materials used by IMC are engineered resins. Injection grade nylon is utilized in bearing retainers, gears, automotive and other industrial products. We purchase substantially all of our resin requirements from domestic manufacturers and suppliers. The majority of these suppliers are international companies with resin manufacturing facilities located throughout the world. We experienced price increases for engineered resins of approximately 5.3% in 2004, price decreases of approximately 1.0% in 2003, and price decreases of approximately 1.0% in 2002.

Delta uses certified vendors to provide a custom mix of proprietary rubber compounds. Delta also procures metal stampings from several domestic suppliers. We experienced price increases for Delta's raw materials of approximately 10.2% in 2004, and price decreases of 2.5% in 2003 and 0% in 2002, respectively.

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

Executive Officers of the Registrant

Our executive officers are:

   Name                       Age     Position
 --------                     ---     --------
Roderick R. Baty              51     Chairman of the Board, Chief Executive Officer, President and Director
Frank T. Gentry, III          49     Vice President - Manufacturing
Robert R. Sams                47     Vice President - Market Services
David L. Dyckman              40     Vice President - Corporate Development and Chief Financial Officer
William C. Kelly, Jr.         46     Treasurer, Secretary and Chief Administrative and Compliance Officer

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

Frank T. Gentry, III, was originally appointed Vice President - Manufacturing in August 1995. Mr. Gentry is responsible for the Domestic Ball and Roller Segment. Mr. Gentry joined NN in 1981 and held various manufacturing management positions within NN from 1981 to August 1995.

Robert R. Sams joined NN in 1996 as Plant Manager of the Mountain City, Tennessee facility. In 1997, Mr. Sams served as Managing Director of the Kilkenny facility and in 1999 was elected to the position of Vice President - Market Services. Prior to joining NN, Mr. Sams held various positions with Hoover Precision Products from 1980 to 1994 and as Vice President of Production for Blum, Inc. from 1994 to 1996.

David L. Dyckman was appointed Vice President of Corporate Development and Chief Financial Officer in April 1998. Prior to joining NN, Mr. Dyckman served from January 1997 until April 1998 as Vice President--Marketing and International Sales for the Veeder-Root Division of the Danaher Corporation. From 1987 until 1997, Mr. Dyckman held various positions with Emerson Electric Company including General Manager and Vice President of the Gearing Division of Emerson's Power Transmission subsidiary. Mr. Dyckman resigned his position effective January 14, 2005.

William C. Kelly, Jr. joined NN in 1993 as Assistant Treasurer and Manager of Investor Relations. In July 1994, Mr. Kelly was elected to serve as NN's Chief Accounting Officer, and served in that capacity through March 2003. In March, 2003, Mr. Kelly was elected to serve as NN's Chief Administrative and Compliance Officer. In February 1995, Mr. Kelly was elected Treasurer and Assistant Secretary. In March 1999 he was elected Secretary of NN and still serves in that capacity as well as that of Treasurer. Prior to joining NN, Mr. Kelly served from 1988 to 1993 as a Staff Accountant and as a Senior Auditor with the accounting firm of PricewaterhouseCoopers LLP.

Item 2.  Properties

The Company has two operating domestic ball manufacturing facilities located in Erwin, Tennessee and Mountain City, Tennessee. Of these two facilities, rollers are produced only at the Erwin, Tennessee facility. Production began in early 1996 at the Mountain City facility. During December 2001, we ceased production and closed our facility in Walterboro, South Carolina and sold the land and building assets during 2004.

The Erwin and Mountain City plants currently have approximately 125,000 and 86,400 square feet of manufacturing space, respectively. The Erwin plant is located on a 12 acre tract of land owned by the Company and the Mountain City plant is located on an eight acre tract of land owned by the Company.

Through NN Europe we manufacture precision steel balls in four manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany, Pinerolo, Italy and
Kysucke  Nove Mesto,  Slovakia.  The  facilities  currently  have  approximately
125,000, 175,000, 330,000 and 135,000 square feet of manufacturing space, respectively. The Kilkenny facility is located on a two acre tract owned by NN Europe, the Eltmann facility is leased from FAG and the Pinerolo facility is located on a nine acre tract owned by NN Europe. The Kysucke facility is also owned by NN Europe.

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

The property related to our NN Asia ball production facility in the People's Republic of China is leased.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of stockholders during the fourth quarter of 2004.

                                     Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since the Company's initial public offering in 1994, the Common Stock has been traded on the Nasdaq National Market under the trading symbol "NNBR." Prior to such time there was no established market for the Common Stock. As of March 11, 2005, there were approximately 4,500 holders of the Common Stock.

The following table sets forth the high and low closing sales prices of the Common Stock, as reported by Nasdaq, and the dividends paid per share on the Common Stock during each calendar quarter of 2004 and 2003.

                                   Close Price
                                   -----------
                           High          Low          Dividend
                           ----         -----         --------
2004
First Quarter            $13.13        $11.08           $0.08
Second Quarter            12.94         11.03            0.08
Third Quarter             12.00          9.40            0.08
Fourth Quarter            13.21         11.06            0.08

2003
First Quarter            $10.00         $8.01           $0.08
Second Quarter            12.66          9.35            0.08
Third Quarter             13.75         11.12            0.08
Fourth Quarter            12.90         10.70            0.08


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

Additionally, the terms of the Company's revolving credit facility restrict the declaration and payment of dividends in excess of certain amounts specified in the credit agreement in any fiscal year. The amount of consolidated retained earnings which represents undistributed earnings of 50 percent or less owned persons accounted for by the equity method is zero at December 31, 2004 and 2003. For further description of the Company's revolving credit facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" herein.

Item 6.  Selected Financial Data

The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the consolidated financial statements and the Notes thereto included as Item 8. The data set forth below as of December 31, 2004 and 2003 and for the periods then ended has been derived from the consolidated financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, whose report thereon is included as part of Item 8. The data below as of December 31, 2002, 2001 and 2000 and for the periods then ended has been derived from the consolidated financial statements of the Company, which have been audited by KPMG LLP, an independent registered public accounting firm. These historical results are not necessarily indicative of the results to be expected in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


(In Thousands, Except Per Share Data)                                                   Year Ended December 31,
                                                                                        -----------------------


                                                        2004              2003             2002             2001             2000
                                                        ----              ----             ----             ----             ----
Statement of Income Data:

Net sales                                              $304,089          $253,462         $192,856          $180,151       $132,129
Cost of products sold (exclusive of
   depreciation shown separately below)                 240,580           195,658          144,274           137,221         93,926
Selling, general and administrative expenses             29,755            21,700           17,134            16,752         11,571
Depreciation and amortization                            16,133            13,691           11,212            13,150          9,165
(Gain) loss on disposal of assets                           856              (147)             (25)               --          1,194
Restructuring and impairment costs                        2,398             2,490            1,277             2,312             --
                                                     -----------     -------------    -------------    -------------    -----------
Income from operations                                   14,367            20,070           18,984            10,716         16,273
Interest expense                                          4,029             3,392            2,451             4,196          1,773
Equity in earnings of unconsolidated affiliate               --                --               --                --            (48)
Net gain on involuntary conversion                           --                --               --            (3,901)          (728)
Other income                                               (853)               99             (462)             (186)        (1,330)
                                                     ----------     -------------    -------------     -------------   ------------
Income before provision for income taxes                 11,191            16,579           16,995            10,607         16,606
Provision for income taxes                                4,089             5,726            6,457             4,094          5,959
Minority interest in income of consolidated
   subsidiary                                                --               675            2,778             1,753            660
                                                     ----------     -------------    -------------    --------------    ------------
Income before cumulative effect of change in              7,102            10,178            7,760             4,760          9,987
   accounting principle

Cumulative effect of change in accounting
   principle, net of income tax benefit of $112
   and related minority interest impact of $84               --                --               --                98             --
                                                     ----------     -------------    -------------    --------------   ------------
Net income                                             $  7,102          $ 10,178          $ 7,760           $ 4,662        $ 9,987
                                                     ==========     =============    =============    ==============   ============
Basic income per share:
Income before cumulative effect of change in
   accounting principle                                  $ 0.42            $ 0.64          $ 0. 51            $ 0.31         $ 0.66
Cumulative effect of change in accounting
    principle                                                                  --               --             (0.01)            --
                                                     ----------     -------------    -------------    --------------   ------------
   Net income                                            $ 0.42            $ 0.64          $ 0. 51            $ 0.31         $ 0.66
                                                     ==========     =============    =============    ==============   ============
Diluted income per share:
Income before cumulative effect of change in
   accounting principle                                  $ 0.41            $ 0.62           $ 0.49            $ 0.31         $ 0.64
Cumulative effect of change in accounting
    principle                                                --                --               --             (0.01)            --
                                                     ----------     -------------    -------------    --------------    -----------
   Net income                                            $ 0.41            $ 0.62           $ 0.49           $  0.30         $ 0.64
                                                     ==========     =============    =============    ==============    ===========

Dividends declared                                       $ 0.32            $ 0.32           $ 0.32           $  0.32         $ 0.32
                                                     ==========     =============    =============    ==============    ===========
Weighted average number of shares                        16,728            15,973           15,343            15,259         15,247
   outstanding - Basic                               ==========     =============    =============    ==============    ===========
Weighted average number of shares                        17,151            16,379           15,714            15,540         15,531
   outstanding - Diluted                            ===========     =============    =============    ==============    ===========

(In Thousands, Except Per Share Data)

                                                                    Year Ended December 31,
                                                                    -----------------------

                                              2004            2003             2002             2001             2000
                                              ----            ----             ----             ----             ----
Balance Sheet Data:
Current assets                             $ 108,338        $ 89,901         $ 61,412         $ 55,617         $ 63,866
Current liabilities                           74,431          64,176           40,234           32,534           33,840
Total assets                                 289,869         267,899          195,215          184,477          183,951
Long-term debt                                67,510          69,752           46,135           47,661           50,515
Stockholders' equity                         115,140         106,468           77,908           70,982           74,675

During 2004 we formed a wholly owned subsidiary, NN Precision Bearing Products Company, LTD. This subsidiary, which is expected to begin production of precision balls during the second half of 2005, will be located in the Kunshan Economic and Technology Development Zone, Jiangsu, The People's Republic of China.

On October 9, 2003, we acquired certain assets comprised of land, building and machinery and equipment of the precision ball operations of KLF - Gulickaren ("KLF"), based in Kysucke Nove Mesto, Slovakia.

On May 2, 2003 we acquired 100% of the tapered roller and metal cage manufacturing operations of SKF in Veenendaal, The Netherlands.

On May 2, 2003 we acquired the 23% interest in NN Europe, held by SKF. Upon consummation of this transaction, we became the sole owner of NN Europe.

On December 20, 2002 we completed the purchase of the 23% interest in NN Europe held by INA. As a result of this transaction, we own 77% of the shares of NN Europe.

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

On July 31, 2000 we completed the formation of NN Europe. As a result of this transaction, we owned 54% of the shares of NN Europe ApS.

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

The end markets for fully assembled bearings are cyclical and tend to decline in response to overall declines in industrial and automotive production. As a result, the market for bearing components is also cyclical and impacted by overall levels of industrial and automotive production. Our sales in the past have been negatively affected, and in the future will be negatively affected, by adverse conditions in the industrial and/or automotive production sectors of the economy or by adverse global or national economic conditions generally.

We depend on a very limited number of foreign sources for our primary raw material and are subject to risks of shortages and price fluctuation.

The steel that we use to manufacture precision balls and rollers is of an extremely high quality and is available from a limited number of producers on a global basis. Due to quality constraints in the U.S. steel industry, we obtain substantially all of the steel used in our U.S. ball and roller production from overseas suppliers. In addition, we obtain substantially all of the steel used in our European ball production from a single European source. If we had to obtain steel from sources other than our current suppliers we could face higher prices and transportation costs, increased duties or taxes, and shortages of steel. Due to China's increasing consumption of steel, we have received indications from our suppliers that steel availability in the quantities and types we require may be volatile in 2005. Problems in obtaining steel, and particularly 52100 chrome steel, in the quantities that we require and on commercially reasonable terms, could increase our costs, adversely impacting our ability to operate our business efficiently and have a material adverse effect on the revenues and operating and financial results of our Company.

The price of steel has risen over the last twelve to eighteen months with the potential for 2005 prices to reflect even greater increases. The increase is principally due to general increases in global demand and, more recently, due to China's increased consumption of steel. This has had the impact of increasing scrap surcharges we pay in procuring our steel in the form of higher unit prices and scrap surcharges and could adversely impact the availability of steel. Our contracts with key customers allow us to pass a majority of the steel price increases on to those customers. However, by contract, material price changes in any given year are typically passed along with price adjustments in January of the following year. Until the current increases can be passed through to our customers, income from operations, net income and cash flow from operations will be adversely affected.

We depend heavily on a relatively limited number of customers, and the loss of any major customer would have a material adverse effect on our business.

Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 48% of consolidated net sales in 2004, and sales to INA accounted for approximately 14% of consolidated net sales in 2004. Sales to various divisions of the Timken Company accounted for approximately 6% of our net sales in 2004. During 2004, our ten largest customers accounted for approximately 79% of our consolidated net sales. None of our other customers individually accounted for more than 5% of our consolidated net sales for 2004. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.

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

Acquiring businesses that complement or expand our operations has been and continues to be an important element of our business strategy. This strategy calls for growth through acquisitions constituting approximately three-fourths of our future growth, with the remainder resulting from internal growth and market penetration. We bought our plastic bearing component business in 1999, formed NN Europe with our two largest bearing customers, SKF and INA, in 2000 and acquired our bearing seal operations in 2001. During 2002, we purchased INA's minority interest in NN Europe and during 2003 we purchased SKF's minority interest in NN Europe and SKF's tapered roller and metal cage manufacturing operations in Veenendaal, The Netherlands. See Note 2 of the Notes to Consolidated Financial Statements. We cannot assure you that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future. In addition, we may borrow funds to acquire other businesses, increasing our interest expense and debt levels. Our inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

We have expanded our ball and roller production facilities and capacity over the last several years. During 1997, we built an additional manufacturing plant in Kilkenny, Ireland, and we continued this expansion in 2000 through the formation of NN Europe with SKF and INA. Our ball and roller production facilities have not always operated at full capacity and from time to time our results of operations have been adversely affected by the under-utilization of our production facilities, and we face risks of further under-utilization or inefficient utilization of our production facilities in future years.

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

o    general market conditions;

o domestic and international economic, legal and regulatory factors unrelated to our performance; and

o    loss of a major customer.

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

o    Global automotive production rates

o Costs subject to the global inflationary environment, including, but not limited to:

          o    Raw material

          o    Wages and benefits, including health care costs

          o    Regulatory compliance

          o    Energy

o    Raw material availability

o    Trends related to the geographic migration of competitive manufacturing

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

o    Cost of products sold levels

o    Selling, general and administrative expense levels

o    Net income

o    Cash flow from operations and capital spending

Our core business is the manufacture and sale of high quality, precision steel balls and rollers. In 2004, sales of balls and rollers accounted for approximately 77% of the Company's total net sales with 60% and 17% of sales from balls and rollers, respectively. Sales of metal bearing retainers accounted for 6% and sales of precision molded plastic and rubber parts accounted for the remaining 17%. See Note 11 of the Notes to Consolidated Financial Statements.

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

On July 31, 2000, we formed a majority owned stand-alone company in Europe, NN Europe ApS ("NN Europe"), for the manufacture and sale of chrome steel balls used for ball bearings and other products. As a result of this transaction, we owned 54% of NN Europe. SKF and INA respectively each owned 23% of NN Europe. As part of the transaction, NN Europe acquired the ball factories located in Pinerolo, Italy (previously owned by SKF), Eltmann, Germany (previously owned by
INA), and Kilkenny, Ireland (previously owned by the Company). Acquisition financing of approximately 31.5 million Euro (approximately $29.7 million) was drawn at closing, and the credit facility provided for additional working capital expenditure financing. In connection with this transaction, total equity, specifically additional paid in capital, increased by 10.0 million Euros ($9.3 million) to reflect the increase in our proportionate interest in NN Europe as related to our 54% ownership as more fully detailed in Note 2 to the Consolidated Financial Statements. We have always consolidated NN Europe due to our majority ownership and have accounted for the acquisitions of the Pinerolo, Italy and Eltmann, Germany ball factories in a manner similar to the purchase method of accounting. On December 20, 2002 we completed the purchase of the 23% interest held by INA. We paid approximately 13.4 million Euros ($13.8 million) for INA/FAG's interest in NN Europe. The excess of the purchase price paid to INA for its 23% interest over fair value of INA's 23% interest in the net assets of NN Europe of approximately $1.5 million has been allocated to goodwill (see
Note 2 of the Notes to Consolidated Financial Statements). On May 2, 2003 we acquired the 23% interest in NN Europe held by SKF. We paid approximately 13.8 million Euros ($15.6 million) for SKF's interest in NN Europe. The excess of the purchase price paid to SKF for its 23% interest over the fair value of SKF's 23% interest in the net assets of NN Europe of approximately $2.1 million was allocated to goodwill.

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

On September 11, 2001, we announced the closing of our Walterboro, South Carolina ball manufacturing facility effective December 2001. The closing was made as part of our strategy to redistribute our global production in order to better utilize capacity and serve the needs of our worldwide customers. The precision ball production of the Walterboro facility has been fully absorbed by our remaining U.S. ball & roller manufacturing facilities located in Erwin and Mountain City, Tennessee. In 2002 and 2001 we recorded before tax charges associated with the closing of $1.3 million and $1.9 million, respectively. In 2001, this amount includes a $1.1 million before-tax charge for the recording of impairment on our manufacturing facility located in Walterboro, South Carolina and $0.8 million related to employee severance costs. In 2002, this amount includes a $0.6 million before-tax charge for the recording of an additional impairment on the facility, a $0.6 million before-tax charge for the recording of impairment on the machinery and equipment and a $0.1 million charge related to employee severance costs. There were no impairment charges related to these assets recorded in 2003. These amounts are reflected as restructuring and impairment costs in the accompanying Consolidated Statements of Income. The land and building assets were sold during the fourth quarter of 2004. As a result, we recorded a loss on disposal of assets of approximately $0.8 million which has been recorded as a loss on disposal of assets, a component of income from operations. Additionally, during the fourth quarter of 2004, we recorded an impairment charge of approximately $0.1 million related to certain remaining machinery and equipment assets of this facility. This amount was recorded as a component of restructuring and impairment costs. The financial results of this operation have been reflected in the Domestic Ball and Roller Segment. See Note 11 of the Notes to Consolidated Financial Statements.

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

On October 9, 2003, we acquired certain assets comprised of land, building and machinery and equipment of the precision ball operations of KLF - Gulickaren ("KLF"), based in Kysucke Nove Mesto, Slovakia. We paid consideration of approximately 1.7 million Euros ($2.0 million). The assets are being utilized by our wholly-owned subsidiary NN Slovakia based in Kysucke Nove Mesto, Slovakia, which began production in 2004. The financial results of the operations are included in our NN Europe Segment.

During 2004 we formed a wholly-owned subsidiary, NN Precision Bearing Products Company, LTD. This subsidiary, which is expected to begin production of precision balls during the second half of 2005, will be located in the Kunshan Economic and Technology Development Zone, Jiangsu, The People's Republic of China and is a component of our strategy to globally expand our manufacturing base.

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

Accounts Receivable. Accounts receivable are recorded upon recognition of a sale of goods and ownership and risk of loss is assumed by the customer. Substantially all of the Company's accounts receivable are due primarily from the core served markets: bearing manufacturers, automotive industry, electronics, industrial, agricultural and aerospace. The Company experienced $0.1 million of bad debt expense during 2002, $0.1 million during 2003 and $0 million during 2004. In establishing allowances for doubtful accounts, the
Company performs credit evaluations of its customers, considering numerous inputs when available including the customers' financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects. Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible. While management believes that adequate allowances for doubtful accounts have been provided in the Consolidated Financial
Statements, it is possible that the Company could experience additional unexpected credit losses.

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

                                                                    As a percentage of Net Sales
                                                                       Year Ended December 31,

                                                                2004            2003          2002
                                                            -----------     ----------     ---------
Net sales                                                        100.0%         100.0%        100.0%
Cost of product sold (exclusive of depreciation shown
   separately below)                                               79.0           77.2          74.8
Selling, general and administrative expenses                        9.8            8.6           8.9
Depreciation and amortization                                       5.3            5.4           5.8
(Gain) loss on disposal of assets                                   0.3          (0.1)            --
Restructuring and impairment costs                                  0.8            1.0           0.7
                                                            -----------     ----------     ---------
Income from operations                                              4.8            7.9           9.8
Interest expense                                                    1.3            1.3           1.3
Other income                                                       (0.2)           0.1          (0.3)
                                                            -----------     ----------     ---------
Income before provision for income taxes                            3.7            6.5           8.8
Provision for income taxes                                          1.4            2.2           3.4
Minority interest in income of consolidated subsidiary               --            0.3           1.4
                                                            -----------     ----------     ---------
Net income                                                         2.3%           4.0%          4.0%
                                                            ===========     ==========     =========

Off Balance Sheet Arrangements

We have operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates. The following is a schedule by year of future minimum lease payments as of December 31, 2004 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

                    Year ended December 31,
              ------------------------------------
        2005                                          $  2,306
        2006                                             2,122
        2007                                             1,879
        2008                                             1,854
        2009                                             1,789
        Thereafter                                      15,315
                                                   -----------
              Total minimum lease payments            $ 25,265
                                                   ===========

On June 1, 2004, our wholly-owned subsidiary, NN Precision Bearing Products Company LTD, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building (approximately 110,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People's Republic of China. The building will be newly constructed and we expect to begin usage of the leased property during the second quarter or third quarter of 2005. The land and building remain under the control of the lessor until such time as usage of the leased property commences. The agreement satisfies the requirements of a capital lease and we anticipate recording the lease as a capital lease in our Consolidated Financial Statements when usage of the leased property begins. Accordingly, as of December 31, 2004, no amount has been recorded related to the asset and corresponding obligation associated with the lease agreement in our Consolidated Financial Statements. We estimate the fair value of the land and building to be approximately $2.0 million and undiscounted annual lease payments of approximately $0.2 million (approximately $4.1 million aggregate non-discounted lease payments over the twenty year term). The lease terms include fair value buy-out provisions and we maintain the option to extend the lease term.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net Sales. Our net sales increased by $50.6 million or 20.0% from $253.5 million in 2003 to $304.1 million in 2004. Net sales of our NN Europe Segment increased $46.8 million or 31.8% from $147.1 million in 2003 to $193.9 million in 2004. The impact of a full year's activity in 2004 from our Veenendaal, The Netherlands tapered roller and metal retainer operation acquired on May 2, 2004 accounted for $17.2 million of the increase. Impacts of foreign currency translation within the NN Europe Segment contributed $15.9 million of the increase. The remaining increase of $13.7 million within the NN Europe Segment is a result of increased product demand. Net sales of our Domestic Ball and Roller Segment increased $3.0 million or 5.4% from $55.4 million in 2003 to $58.4 million in 2004 principally due to increases in product demand. Net sales of our Plastic and Rubber Components Segment increased $0.8 million or 1.6% from $50.9 million in 2003 to $51.7 million in 2003 principally due to increases in product demand.

Cost of Products Sold. Our cost of products sold increased by $44.9 million or 23.0% from $195.7 million in 2003 to $240.6 million in 2004. Cost of products sold of our NN Europe Segment increased $39.9 million or 34.9% from $114.3 million in 2003 to $154.2 million in 2004. The impact of a full year's activity in 2004 from our Veenendaal, The Netherlands tapered roller and metal retainer operation acquired on May 2, 2004 accounted for $14.4 million of the increase. Impacts of foreign currency translation within the NN Europe Segment contributed $15.3 million of the increase. The remaining increase of $10.2 million within the NN Europe Segment is a result of increased product demand, increases in material cost and the impact of inventory reductions. Cost of products sold of our Domestic Ball and Roller Segment increased $3.1 million or 7.9% from $39.2 million in 2003 to $42.3 million in 2004 with the total increase principally due to increases in product demand and increases in raw material steel cost. Cost of products sold of our Plastic and Rubber Components Segment increased $1.9 million or 4.6% from $42.2 million in 2003 to $44.1 million in 2004 principally due to increases in product demand and the impact of inventory reductions. As a percentage of net sales, cost of products sold increased from 77.2% in 2003 to 79.0% in 2004.

The price of steel has risen over the last twelve to eighteen months with the potential for 2005 prices to reflect even greater increases. The increase is principally due to general increases in global demand and, more recently, due to China's increased consumption of steel. This has had the impact of increasing scrap surcharges we pay in procuring our steel in the form of higher unit prices and scrap surcharges and could adversely impact the availability of steel. Our contracts with key customers allow us to pass a majority of the steel price increases on to those customers. However, by contract, material price changes in any given year are typically passed along with price adjustments in January of the following year. Until the current increases can be passed through to our customers, income from operations, net income and cash flow from operations will be adversely affected.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8.1 million or 37.1% from $21.7 million in 2003 to $29.8 million in 2004. Selling, general and administrative expenses of our NN Europe Segment increased $4.3 million or 39.4% from $10.9 million in 2003 to $15.2 million in 2004. The impact of a full year's activity in 2004 from our Veenendaal, The Netherlands tapered roller and metal retainer operation acquired on May 2, 2004 accounted for $1.5 million of the increase. Impacts of foreign currency translation within the NN Europe Segment contributed $1.4 million of the increase. The remaining increase of $1.4 million within the NN Europe Segment is related to the start-up of our previously announced Level 3 program which integrates the principles of Lean Enterprise, Six Sigma and Total Productive Maintenance (the "Level 3 Program"), expenses associated with our Slovakia ball production facility and severance costs. Selling, general and administrative expenses of our Domestic Ball and Roller Segment increased $2.8 million in 2004 over 2003 levels. The increase is principally related to Sarbanes-Oxley compliance efforts in the area of internal controls, the Level 3 program and costs associated with the start-up of NN Asia. Selling, general and administrative expenses of our Plastic and Rubber Components Segment increased $0.5 million in 2004 over 2003 levels. The increase is principally related to the Level 3 program and costs associated with employee severance. As a percentage of net sales, selling, general and administrative expenses increased from 8.6% in 2003 to 9.8% in 2004.

Depreciation and amortization. Depreciation and amortization expense increased $2.3 million or 17.8% from $13.7 million in 2003 to $16.1 million in 2004. Depreciation and amortization expense of our NN Europe Segment increased $2.3 or 30.3% from $7.6 million in 2003 to $9.9 million in 2004. Of this amount, the impact of a full year's activity in 2004 from our Veenendaal, The Netherlands tapered roller and metal retainer operation acquired on May 2, 2004 accounted for $1.0 million of the increase. Impacts of foreign currency translation within the NN Europe Segment contributed $0.9 million of the increase. The remaining increase of $0.4 million within the NN Europe Segment is related to our Slovakia ball production facility and capital spending increases. There was no change to depreciation and amortization expense within the Domestic Ball and Roller Segment and the Plastic and Rubber Components Segment. As a percentage of net sales, depreciation and amortization expenses decreased from 5.4% in 2003 to 5.3% in 2004.

(Gain) loss on disposal of assets. (Gain) loss on disposal of assets changed $1.0 million from a gain of $0.1 million in 2003 to a loss of $0.9 million in 2004. Within the Domestic Ball and Roller Segment, the loss recorded in 2004 is principally associated with the December 2004 sale of our idle Walterboro, South Carolina land and building assets. This ball production facility was closed in 2001 as a part of our ongoing strategy to locate manufacturing capacity in closer proximity to our customers. The loss on disposal of assets was 0.3% of net sales in 2004.

Restructuring and impairment costs. Restructuring and impairment costs decreased by $0.1 million from $2.5 million in 2003 to $2.4 million in 2004. In 2004, the $2.4 million of restructuring and impairment costs is related to severance costs and related charges for approximately 86 employees at our Eltmann, Germany ball production facility, a component of the NN Europe Segment. In 2003, the $2.5 million of restructuring and impairment costs are related to asset impairments, severance and lease exit costs due to the closing of our Guadalajara, Mexico plastic injection molding facility. As a percentage of net sales, restructuring and impairment costs decreased from 1.0% in 2003 to 0.8% in 2004.

Interest expense. Interest expense increased $0.6 million, or 18.8%, from $3.4 million in 2003 to $4.0 million in 2004. Of this amount, approximately $0.4 million is related to the April 26, 2004 issuance of our $40.0 million aggregate principal amount of senior notes in a private placement. These notes bear interest at a fixed rate of 4.89%. See "Liquidity and Capital Resources." Within our NN Europe Segment, $0.1 million is related the impacts of foreign currency translation. As a percentage of net sales, interest expense was unchanged at 1.3% in 2003 and 2004.

Net income. Net income decreased $3.1 million or 30.2% from $10.2 million in 2003 to $7.1 million in 2004. As a percentage of net sales, net income decreased from 4.0% in 2003 to 2.3% in 2004.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Net Sales. Our net sales increased by $60.6 million or 31.4% from $192.9 million in 2002 to $253.5 million in 2003. Net sales of the NN Europe Segment increased $56.5 million or 62.3% from $90.7 million in 2002 to $147.2 million in 2003. Sales from our Veenendaal, The Netherlands tapered roller and metal retainer operation acquired on May 2, 2003 accounted for $35.1 million of the increase. Impacts of foreign currency translation within the NN Europe segment contributed $18.7 million of the increase. The remaining increase of $2.7 million is a result of increased product demand. Net sales of the Domestic Ball and Roller Segment increased $2.8 million or 5.3% from $52.6 million in 2002 to $55.4 million in 2003. Net sales of the Plastics and Rubber Components Segment increased $1.3 million or 2.6% from $49.6 million in 2002 to $50.9 million in 2003. Sales increases in these two segments are a result of increased product demand.

Cost of Products Sold. Our cost of products sold increased by $51.4 million or 35.6% from $144.3 million in 2002 to $195.7 million in 2003. Cost of products sold of the NN Europe Segment increased $46.4 million or 68.4% from $67.9 million in 2002 to $114.3 million in 2003. Cost of products sold from our Veenendaal, The Netherlands operation accounted for $29.2 million of the increase and impacts of foreign currency translation accounted for $14.7 million of the increase. The remaining increase of $2.5 million within the NN Europe segment is principally attributed to increased product demands and material cost increases. Cost of products sold of the Domestic Ball and Roller Segment increased by $2.6 million due to production costs associated with increased product demand of approximately $1.9 million and increases in material costs and export costs of approximately $0.7 million. Cost of products sold of the Plastics and Rubber Components Segment increased $2.3 million due to production costs associated with increased product demand of approximately $1.0 million, $0.1 million related to inventory impairment charges due to the closing of our NN Arte business in Guadalajara, Mexico, and $1.2 million due to product mix and insurance expense increases. As a percentage of sales, cost of products sold increased from 74.8% in 2002 to 77.2% in 2003.

The price of steel has risen over the last twelve to eighteen months with the potential for 2005 prices to reflect even greater increases. Prior to that time, steel prices had gradually declined since approximately 1997. The increase is principally due to general increases in global demand and, more recently, due to China's increased consumption of steel. This has had the impact of increasing steel prices we pay in procuring our steel in the form of higher unit prices and scrap surcharges and could adversely impact the availability of steel. Our contracts with key customers allow us to pass a majority of the steel price increases we incur on to those customers. However, by contract, material price changes in any given year are passed along with price adjustments in January of the following year. Until the current increases can be passed through to our customers, income from operations, net income and cash flow from operations will be adversely affected.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.6 million or 26.6% from $17.1 million during 2002 to $21.7 million during 2003. Selling, general and administrative expenses of the NN Europe Segment increased $3.8 million principally due to the acquisition of Veenendaal on May 2, 2003 contributing $2.6 million of the increase and impacts of foreign currency translation accounting for $1.5 million of the increase, offset by decreased spending of $0.3 million. Selling, general and administrative expenses of the Domestic Ball and Roller Segment increased by $0.9 million over 2002 spending levels. The increase is attributed to non-cash compensation charges associated with a portion of employee stock options accounted for under the variable accounting method of $0.4 million, certain audit and legal charges of $0.3 million and corporate development initiatives of $0.2 million. Selling, general and administrative expenses decreased by $0.1 million within the Plastic and Rubber Components Segment. As a percentage of net sales, selling, general and administrative costs decreased from 8.9% in 2002 to 8.6% in 2003.

Depreciation and Amortization. Depreciation and amortization expense increased $2.5 million or 22.1% from $11.2 million in 2002 to $13.7 million in 2003. Depreciation and amortization expense of the NN Europe Segment increased $2.8 million. Of this amount, $1.5 million is related to the acquisition of Veenendaal on May 2, 2003 and impacts of foreign currency translation accounted for $1.0 million of the increase. The other $0.3 million is related to capital spending increases. Offsetting this amount was a decrease in depreciation and amortization expense in the Plastic and Rubber Components Segment of $0.3 million related to decreased capital spending within this segment. There was no change to depreciation and amortization expense within the Domestic Ball and Roller Segment.

Interest Expense. Interest expense increased $0.9 million or 38.4% from $2.5 million in 2002 to $3.4 million in 2003. Interest expense increased $0.9 million related to additional borrowings necessary to fund the May 2, 2003 acquisition of Veenendaal and $0.8 million related to the purchase of the minority interests in NN Europe held by INA/FAG and SKF on December 20, 2002 and May 2, 2003, respectively. Offsetting these increases was a decrease interest expense of $0.8 million due to debt principal payments and decreased interest rates.

Minority Interest in Consolidated Subsidiary. Minority interest in consolidated subsidiary decreased $2.1 million or 75.7% from $2.8 million in 2002 to $0.7 million in 2003. The decrease is attributed to the purchase of the minority interests in NN Europe held by INA/FAG and SKF on December 20, 2002 and May 2, 2003, respectively. As of May 2, 2003 we became the sole owner of NN Europe.

Net Income. Net income increased $2.4 million or 31.2% from $7.8 million in 2002 to $10.2 million in 2003. As a percentage of net sales, net income was 4.0% in both 2002 and 2003.

Liquidity and Capital Resources

On May 1, 2003 in connection with the purchase of SKF's Veenendaal component manufacturing operations and SKF's 23 percent interest in NN Europe, we entered into a $90 million syndicated credit facility with AmSouth Bank ("AmSouth") as the administrative agent and Suntrust Bank as the Euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million Euros ($29.6 million) (the "$90 million credit facility"). This financing arrangement replaced our prior credit facility with AmSouth and Hypo Vereinsbank Luxembourg, S.A. The credit facility as originally entered into consisted of a $30.0 million revolver ("$30.0 million revolver") originally expiring on March 15, 2005, and subsequently extended to March 31, 2006 bearing interest at a floating rate equal to LIBOR (2.56% at December 31, 2004) plus an applicable margin of 1.25% to 2.0%, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR (2.56% at December 31, 2004) plus an applicable margin of 1.25% to 2.0% and a 26.3 million Euro ($29.6 million) term loan ("26.3 million Euro term loan") expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.15% at December 31, 2004) plus an applicable margin of 1.25% to 2.0%. All amounts owed under the $30.4 million term loan were paid during the second quarter of 2004 with the proceeds from our issuance of $40 million aggregate principal amount of senior notes in a private placement and we no longer have borrowing capacity under that portion of the $90 million credit facility. The terms of the $30.0 million revolver and the 26.3 million Euro term loan remain unchanged except for the maturity date of the $30.0 million revolver has been extended to March 31, 2006. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in the Company's business. The credit agreement is un-collateralized except for the pledge of stock of certain foreign subsidiaries. We were in compliance with all such covenants as of December 31, 2004.

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

On April 26, 2004 we issued $40.0 million aggregate principal amount of senior notes in a private placement (the "$40 million notes"). These notes bear interest at a fixed rate of 4.89% and mature on April 26, 2014. Interest is paid semi-annually. As of December 31, 2004, $40.0 million remained outstanding. Annual principal payments of approximately $5.7 million begin on April 26, 2008 and extend through the date of maturity. Proceeds from this credit facility were used to repay our existing US dollar denominated term loan, $24 million, and repay a portion, of our borrowings under our US dollar denominated revolving credit facility, $13 million, which are both components of our $90 million credit facility, and to repay borrowings remaining under our $2.0 million note and our $2.7 million note of $2 million and $1 million, respectively. The agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. No event of default had occurred as of December 31, 2004. The notes are not collateralized except for the pledge of stock of certain foreign subsidiaries. We incurred $0.8 million of related costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes. In connection with the issuance of the $40 million notes, capitalized costs in the amount of approximately $0.3 million associated with structuring of the $90 million credit facility were written off during the twelve months ended December 31, 2004 and are included as a component of other (income) expense.

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

On October 27, 2004 we completed the sale of our idle warehouse in Kilkenny, Ireland for approximately 1.6 million euro ($2.0 million), net of selling costs incurred. As a result of this transaction, we recorded a loss on disposal of assets of approximately 0.1 million euro ($0.1 million) during the fourth quarter which was recorded as a component of loss on disposal of assets. Prior to the sale this asset was classified as a component of Property, plant and equipment, net. Proceeds received from the sale of this asset were used to repay a portion of our $90 million credit facility.

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

The Company's arrangements with its domestic customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with foreign customers (other than foreign customers that have entered into an inventory management program with the Company) generally provide that payments are due within 90 or 120 days following the date of shipment. Under the Domestic Ball and Roller Segments inventory management program with certain European customers, payments typically are due within 30 days after the customer uses the product. The Company's sales and receivables can be influenced by seasonality due to the Company's relative percentage of European business coupled with many foreign customers ceasing production during the month of August. For information concerning the Company's quarterly results of operations for the years ended December 31, 2004 and 2003, see Note 15 of the Notes to Consolidated Financial Statements.

The Company bills and receives payment from some of its foreign customers in Euro as well as other currencies. To date, the Company has not been materially adversely affected by currency fluctuations or foreign exchange restrictions. Nonetheless, as a result of these sales, the Company's foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of December 31, 2004, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or Euro against foreign currencies could impair the ability of the Company to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories, was $33.9 million at December 31, 2004 as compared to $25.7 million at December 31, 2003. The ratio of current assets to current liabilities increased from to 1.40:1 at December 31, 2003 and 1.46:1 at December 31, 2004. Cash flow from operations increased to $31.6 million during 2004 from $19.5 million during 2003 and $31.1 million during 2002. Contributing to this change were principally improvements in the changes in operating assets and liabilities for the twelve months ended 2004 in comparison to the twelve months ended 2003 as follows: inventory $5.8 million, accounts receivable $1.1 million and accounts payable $4.7 million.

During 2005, we plan to spend approximately $9.1 million on capital expenditures related primarily to equipment and process upgrades and replacements and approximately $7.9 million principally related to geographic expansion of our manufacturing base. We intend to finance these activities with cash generated from operations and funds available under our credit facilities. The Company believes that funds generated from operations and borrowings will be sufficient to finance the Company's working capital needs, projected capital expenditure requirements and dividend payments through December 2005.

The table below sets forth certain of the Company's contractual obligations and commercial commitments as of December 31, 2004:

=========================== ===============================================================================
         Certain                                        Payments Due by Period
 Contractual Obligations
=========================== ===============================================================================
                                 Total        Less than 1      1-3 years       3-5 years     After 5 years
                                                 year

Long-Term Debt                     $ 74,670        $ 7,160          $25,720         $13,219         $28,571
=========================== ================ ============== ================ =============== ==============
Expected interest payments           15,091          3,293            4,915           3,390           3,493
=========================== ================ ============== ================ =============== ==============
Operating Leases                     25,265          2,306            4,001           3,643          15,315
=========================== ================ ============== ================ =============== ==============
Capital Leases (1)                    4,150            104              416             416           3,214
=========================== ================ ============== ================ =============== ==============
Expected pension
contributions and benefit
payments                              5,978            468            1,056           1,134           3,320
=========================== ================ ============== ================ =============== ==============
Other Long-Term
Obligations (2)                      44,710         44,710               --              --              --
=========================== ================ ============== ================ =============== ==============
Total Contractual Cash
Obligations                        $169,864        $58,041          $36,108         $21,802         $53,913
=========================== ================ ============== ================ =============== ==============

(1) On June 1, 2004, our wholly owned subsidiary, NN Precision Bearing Products Company LTD, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building (approximately 110,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People's Republic of China. The building will be newly constructed and we expect to begin usage of the leased property during the second quarter of 2005. The land and building remain under the control of the lessor until such time as usage of the leased property commences. The agreement satisfies the requirements of a capital lease at June 1, 2004 and we anticipate recording the lease as a capital lease in our consolidated financial statements when usage of the leased property begins. Accordingly, as of December 31, 2004, no amount has been recorded related to the asset and corresponding obligation associated with the lease agreement in our consolidated financial statements. We estimate the fair value of the land and building to be approximately $2.0 million and undiscounted annual lease payments of approximately $0.2 million (approximately $4.1 million aggregate non-discounted lease payments over the twenty year term). The lease terms include fair value buy-out provisions and we maintain the option of extend the lease term. Although no amounts have been recorded related to this lease agreement in our consolidated financial statements as of December 31, 2004, the Capital Leases line in the table above reflects the obligation as if the lease was recorded as of June 1, 2005, the date we estimate the Company will begin to use the property. No other amounts are included in Capital Leases above.

(2) Other Long-Term Obligations consist of steel purchase commitments at the NN Europe Segment (See Note 14 of the Notes to Consolidated Financial Statements.)

The Euro

The Company currently has operations in Ireland, Germany, Italy and The Netherlands, all of which are Euro participating countries, and, each facility sells product to customers in many of the participating countries. The Euro has been adopted as the functional currency at all locations in the NN Europe Segment, except Slovakia whose functional currency is the Slovak Korona.
Slovakia joined the European Union in May 2004 and current plans call for Slovakia to adopt the Euro as its functional currency at a later date.

Seasonality and Fluctuation in Quarterly Results

The Company's net sales historically have been seasonal in nature, due to a significant portion of the Company's sales being to European customers that cease or significantly slow production during the month of August. For information concerning the Company's quarterly results of operations for the years ended December 31, 2004 and 2003, see Note 15 of the Notes to Consolidated Financial Statements.

Inflation and Changes in Prices

While the Company's operations have not been materially affected by inflation during recent years, prices for 52100 Steel, engineered resins and other raw materials purchased by the Company are subject to material change, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Management Focus". For example, during 1995, due to an increase in worldwide demand for 52100 Steel and the decrease in the value of the United States dollar relative to foreign currencies, the Company experienced an increase in the price of 52100 Steel and some difficulty in obtaining an adequate supply of 52100 Steel from its existing suppliers. In our U.S. operations our typical pricing arrangements with steel suppliers are subject to adjustment once every six months. The Company's NN Europe Segment has entered into long term agreements with its primary steel supplier which provide for standard terms and conditions and annual pricing adjustments to offset material price fluctuations in steel and quarterly scrap surcharge adjustments. The Company typically reserves the right to increase product prices periodically in the event of increases in its raw material costs. In the past, the Company has been able to minimize the impact on its operations resulting from the 52100 Steel price fluctuations by taking such measures. However, by contract, material price changes in any given year are passed along with price adjustments in January of the following year. Certain sales agreements are in effect with SKF and INA, which provide for minimum purchase quantities and specified, annual sales price adjustments that may be modified up or down for changes in material costs. These agreements expire during 2006 and 2008.

Recently Issued Accounting Standards

On December 16, 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods. SFAS No. 123R is effective for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested share-based payment awards. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). We are currently evaluating the impacts of SFAS No. 123R on the Company's consolidated financial statements.

In December 2003 the FASB issued SFAS No. 132R (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132R revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits, and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 132R requires additional disclosures to those in the original Statement 132R about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. With certain exceptions, principally related to disclosure requirements of foreign plans and expected benefit payments, SFAS No. 132R was effective for financial statements with fiscal years ending after December 15, 2003. Disclosure requirements related to foreign plans and expected benefit payments are effective for fiscal years ending after December 15, 2004. As of December 31, 2004, we have complied with the requirement of SFAS No. 132R.

On May 19, 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," (the Act). FSP No. 106-2 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until authoritative guidance on accounting for subsidies provided by the Act is issued. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. The Act did not have a material effect on the Company's Financial Statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires these items be recognized as current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact of SFAS No. 151 on the Company's Financial Statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are currently evaluating the impact of SFAS 153 on the Company's Financial Statements.

Deduction for Qualified Domestic Production Activities

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. We are not yet in a position to determine the net effect of the phase out of the ETI and the phase in of this new deduction on the effective tax rate in future years. We expect to be in a position to finalize our assessment by December 31, 2005.

Under the  guidance in FASB Staff  Position No. FAS 109-1,  Application  of FASB
Statement  No.  109,  "Accounting  for Income  Taxes," to the Tax  Deduction  on
Qualified Production Activities Provided by the American Jobs Creation Act of 2004, issued and effective on December 21, 2004, the deduction will be treated as a "special deduction" as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which qualifying activities occur.

Repatriation of Foreign Earnings

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We expect to be in a position to finalize our assessment by December 31, 2005. On December 21, 2004 the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", effective on the date of issuance, and sets forth certain disclosure requirements for an enterprise that has not yet completed its evaluation of the repatriation provision. The disclosure requirements are discussed in Note 12 of the Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to our use of certain financial instruments as well as transacting in various foreign currencies. To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At December 31, 2004, these borrowings included $40.0 million aggregate principal amount of senior notes, a $30 million revolving credit facility, and a 26.3 million Euro ($29.6 million) term loan which was used to maintain liquidity and fund our business operations. At December 31, 2004, we had $40.0 million outstanding of senior notes, $11.4 million outstanding under the domestic credit facilities and NN Europe had 17.1 million Euro ($23.3 million) outstanding under the Euro term loan. At December 31, 2004, a one-percent increase in the interest rate charged on our outstanding borrowings under both credit facilities would result in interest expense increasing annually by approximately $0.4 million. In connection with a variable EURIBOR rate debt financing in July 2000 our majority owned subsidiary, NN Europe entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for us to receive variable Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to principal payments on the underlying debt over the life of the swap. This original debt was repaid in May 2003, however, the swap remains pursuant to its original terms. On May 1, 2003, we entered into a new $90 million syndicated credit facility. This new financing arrangement replaces our prior credit facility with AmSouth and NN Europe's credit facility with Hypo Vereinsbank Luxembourg, S.A., see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of the Company's operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our NN Europe Segment bills and receives payment from some of its foreign customers in their own currency. To date, the Company has not been materially adversely affected by currency fluctuations of foreign exchange restrictions. However, to help reduce exposure to foreign currency fluctuation, management has incurred debt in Euros and periodically used foreign currency hedges. These currency hedging programs allow management to hedge currency exposures when these exposures meet certain discretionary levels. The Company did not hold a position in any foreign currency hedging instruments as of December 31, 2004.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Financial Statements                                                   Page

         Report of Independent Registered Public Accounting Firm
         for the years ended December 31, 2004 and 2003.................30

         Report of Independent Registered Public Accounting Firm
         for the year ended December 31, 2002...........................32

         Consolidated Balance Sheets at December 31, 2004 and 2003......33

         Consolidated Statements of Income and Comprehensive Income
         for the years ended December 31, 2004, 2003 and 2002...........34

         Consolidated Statements of Changes in Stockholders' Equity
         for the years ended December 31, 2004, 2003 and 2002...........35

         Consolidated Statements of Cash Flows for the years
         ended December 31, 2004, 2003 and 2002.........................36

         Notes to Consolidated Financial Statements.....................37

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Shareholders' of NN, Inc.:

We have completed an integrated audit of NN, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NN, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 15, 2005

             Report of Independent Registered Public Accounting Firm
             --------------------------------------------------------

The Board of Directors
NN, Inc.:

We have audited the accompanying consolidated statements of income and comprehensive income, consolidated statements of changes in stockholders' equity, and consolidated statements of cash flows of NN, Inc. for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of NN, Inc. for the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.



/s/ KPMG LLP

Charlotte, North Carolina
February 24, 2003

                                    NN, Inc.
                           Consolidated Balance Sheets
                           December 31, 2004 and 2003
                      (In thousands, except per share data)

Assets                                                                            2004             2003
                                                                            ------------     -------------
Current assets:
         Cash and cash equivalents                                             $  10,772         $   4,978
         Accounts receivable, net                                                 51,597            40,864
         Inventories, net                                                         35,629            36,278
         Income tax receivable                                                     4,401             1,482
         Other current assets                                                      4,787             4,698
         Current deferred tax asset                                                1,152             1,601
                                                                            ------------     -------------
                  Total current assets                                           108,338            89,901

Property, plant and equipment, net                                               131,169           128,996
Assets held for sale                                                                  --             1,805
Goodwill                                                                          44,457            42,893
Non-current deferred tax asset                                                     1,629                --
Other non-current assets                                                           4,276             4,304
                                                                            ------------     -------------
Total assets                                                                   $ 289,869         $ 267,899
                                                                            ============     =============
Liabilities and Stockholders' Equity
Current liabilities:
         Accounts payable                                                      $  45,217         $  32,867
         Accrued salaries, wages and benefits                                     16,332            12,032
         Income taxes                                                              1,599             1,332
         Short term loans                                                             --             2,000
         Current maturities of long-term debt                                      7,160            12,725
         Other liabilities                                                         4,123             3,220
                                                                            ------------     -------------
                  Total current liabilities                                       74,431            64,176

Non-current deferred tax liability                                                17,857            13,423
Long-term debt                                                                    67,510            69,752
Accrued pension and other                                                         14,931            14,080
                                                                            ------------     -------------
Total liabilities                                                                174,729           161,431
                                                                            ------------     -------------

Commitments and Contingencies (Note 14)

Stockholders' equity:
         Common stock - $0.01 par value, authorized 45,000 shares, issued and outstanding 16,777 shares in 2004 and,

           16,712 shares in 2003                                                     168               168
         Additional paid-in capital                                               53,423            52,960
         Retained earnings                                                        45,676            43,931
         Accumulated other comprehensive income                                   15,873             9,409
                                                                            ------------     -------------
                  Total stockholders' equity                                     115,140           106,468
                                                                            ------------     -------------
                  Total liabilities and stockholders' equity                   $ 289,869         $ 267,899
                                                                            ============     =============

          See accompanying notes to consolidated financial statements

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                  Years ended December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

                                                                                     2004            2003             2002
                                                                                ------------     -----------      -----------
Net sales                                                                           $304,089        $253,462         $192,856
Cost of products sold (exclusive of depreciation shown separately below)             240,580         195,658          144,274
Selling, general and administrative                                                   29,755          21,700           17,134
Depreciation and amortization                                                         16,133          13,691           11,212
(Gain) loss on disposal of assets                                                        856            (147)             (25)
Restructuring and impairment costs                                                     2,398           2,490            1,277
                                                                                ------------     -----------     ------------
Income from operations                                                                14,367          20,070           18,984

Interest expense                                                                       4,029           3,392            2,451
Other (income) expense                                                                  (853)             99             (462)
                                                                                ------------     -----------     ------------
Income before provision for income taxes                                              11,191          16,579           16,995
Provision for income taxes                                                             4,089           5,726            6,457
Minority interest in consolidated subsidiaries                                            --             675            2,778
                                                                                ------------     -----------     ------------
Net income                                                                           $ 7,102        $ 10,178         $  7,760
                                                                                ------------     -----------     ------------

Other comprehensive income (loss):
         Additional minimum pension liability, net of tax                               (200)           (177)             (28)
         Unrealized holding gain on securities                                            73              --               --
         Foreign currency translation                                                  6,591          11,273            3,763
                                                                                ------------     -----------     ------------
                  Comprehensive income                                              $ 13,566        $ 21,274         $ 11,495
                                                                                ============     ===========     ============
Basic income per share:
         Net income                                                                  $  0.42         $  0.64          $  0.51
                                                                                ============     ===========     ============
         Weighted average shares outstanding                                          16,728          15,973           15,343
                                                                                ============     ===========     ============
Diluted income per share:
         Net income                                                                  $  0.41         $  0.62          $  0.49
                                                                                ============     ===========     ============
         Weighted average shares outstanding                                          17,151          16,379           15,714
                                                                                ============     ===========     ============
Cash dividends per common share                                                      $  0.32         $  0.32          $  0.32
                                                                                ============     ===========     ============


















           See accompanying notes to consolidated financial statements

                                    NN, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                  Years ended December 31, 2004, 2003 and 2002
                                 (In thousands)


                                            Common Stock                                         Accumulated
                                       ------------------------        Additional                   Other
                                          Number         Par         Paid-In       Retained     Comprehensive
                                       of shares        Value         Capital      Earnings      (Loss) Gain           Total
                                       ------------  ----------    ------------  -----------   ---------------    -----------

Balance, December 31, 2001                 15,317       $154         $40,111       $36,139        $ (5,422)          $ 70,982
    Shares issued                              53         --             346            --              --                346
      Net income                               --         --              --         7,760              --              7,760
      Dividends declared                       --         --              --        (4,915)             --             (4,915)
      Additional minimum pension liability     --         --              --            --             (28)               (28)
      Cumulative translation gain              --         --              --            --           3,763              3,763
                                       ----------    -------       ---------     ---------     -----------        -----------

Balance, December 31, 2002                 15,370       $154         $40,457       $38,984        $ (1,687)          $ 77,908
      Shares issued                         1,342         14          12,503            --              --             12,517
      Net income                               --         --              --        10,178              --             10,178
      Dividends declared                       --         --              --        (5,231)             --             (5,231)
      Additional minimum pension liability     --         --              --            --            (177)              (177)
      Cumulative translation gain              --         --              --            --          11,273             11,273
                                       ----------    -------       ---------     ---------     ------------       -----------

Balance, December 31, 2003                 16,712      $ 168         $52,960       $43,931        $  9,409           $106,468
      Shares issued                            65         --             463            --              --                463
      Net income                               --         --              --         7,102              --              7,102
      Dividends declared                       --         --              --        (5,357)             --             (5,357)
      Additional minimum pension liability     --         --              --            --            (200)              (200)
      Unrealized holding gain                  --         --              --            --              73                 73
      Cumulative translation gain              --         --              --            --           6,591              6,591
                                       ----------    -------        --------     ---------     -----------        -----------

Balance, December 31, 2004                 16,777      $ 168         $53,423       $45,676        $ 15,873           $115,140
                                       ==========    =======        ========     =========     ===========        ===========



















           See accompanying notes to consolidated financial statements

                                    NN, Inc.
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2004, 2003 and 2002
                                 (In Thousands)

                                                                                          2004             2003             2002
                                                                                     ------------    -------------     ------------

 Cash flows from operating activities:
      Net Income                                                                         $ 7,102         $ 10,178          $ 7,760
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                       16,133           13,691           11,212
      Amortization of debt issue costs                                                       220              212              260
      (Gain) loss on disposals of property, plant and equipment                              856            (147)              (25)
      Allowance for doubtful accounts                                                         22              158              138
      Write-off of unamortized debt issue costs                                              260              455               --
      Deferred income taxes                                                                3,254            3,888            2,564

      Minority interest in consolidated subsidiary                                            --              675            2,778
      Restructuring costs and impairment costs                                             2,398            2,328            1,199
      Changes in operating assets and liabilities:
               Accounts receivable                                                        (8,123)          (9,242)          (3,728)
               Inventories                                                                 2,059          (3,711)            1,479
               Income tax receivable                                                      (2,878)            (458)              --
               Other current assets                                                          111          (1,047)            4,795
               Other assets                                                                 (799)          (1,578)              35
               Accounts payable                                                            9,782            5,118            5,535
               Other liabilities                                                           1,175           (1,059)          (2,915)
                                                                                      ------------    -------------     ------------
                    Net cash provided by operating activities                             31,572           19,461           31,087
                                                                                      ------------    -------------     ------------
Cash flows from investing activities:
      Acquisition of businesses, net of cash acquired                                         --          (21,435)              --
      Purchase of minority interest                                                           --          (15,586)         (13,802)
      Acquisition of property, plant and equipment                                       (12,162)         (11,429)          (7,591)
      Long-term note receivable                                                              200              200              200
      Proceeds from disposals of property, plant and equipment                             2,342              212               65
                                                                                      ------------    -------------     ------------
               Net cash used by investing activities                                      (9,620)         (48,038)         (21,128)
                                                                                      ------------    -------------     ------------
Cash flows from financing activities:
      Proceeds from long-term debt                                                        40,000           90,332           13,802
      Debt issue costs paid                                                                 (839)            (939)              --
      Bank overdrafts                                                                         --               37           (1,103)
      Repayment of long-term debt                                                        (49,408)         (64,196)         (16,708)
      Proceeds (repayment) of short-term debt                                             (2,000)           2,000               --
      Proceeds from issuance of stock and exercise of stock options                          463            5,579              346
      Cash dividends                                                                      (5,357)          (5,231)          (4,915)
                                                                                      ------------    ------------      ------------
               Net cash provided (used) by financing activities                          (17,141)          27,582           (8,578)
                                                                                      ------------    ------------      ------------

   Effect of exchange rate changes                                                           983              829              739

      Net change in cash and cash equivalents                                              5,794             (166)           2,120
      Cash and cash equivalents at beginning of period                                     4,978            5,144            3,024
                                                                                      ------------    ------------      ------------
      Cash and cash equivalents at end of period                                        $ 10,772          $ 4,978          $ 5,144
                                                                                        ============    =============   ============
Supplemental schedule of non-cash investing and financing activities:
      Stock issued related to acquisition of Veenendaal                                 $     --          $ 6,938           $   --
Cash paid for interest and income taxes was as follows:
      Interest                                                                          $  3,318          $ 2,496          $ 1,965
      Income taxes                                                                         4,887            4,371            4,774

           See accompanying notes to consolidated financial statements

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

1)   Summary of Significant Accounting Policies and Practices

     (a)  Description of Business

     NN, Inc. (the "Company") is a manufacturer of precision balls, cylindrical and tapered rollers, bearing retainers, plastic injection molded products, and precision bearing seals. The Company's balls, rollers, retainers, and bearing seals are used primarily in the domestic and international anti-friction bearing industry. The Company's plastic injection molded products are used in the bearing, automotive, instrumentation and fiber optic industries. The Domestic Ball and Roller Segment is comprised of two manufacturing facilities located in the eastern United States, our start-up operations in The People's Republic of China and corporate office costs. The Company's NN Europe Segment is comprised of manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany, Pinerolo, Italy, Veenendaal, The Netherlands and Kysucke Nove Mesto, Slovakia. On March 12, 2004 we changed the name of our primary European entity from NN Euroball, ApS to NN Europe ApS. To avoid confusion between the entity and the segment, we will refer to the segment as the NN Europe Segment and the entity as NN Europe. The facilities in the NN Europe Segment are engaged in the production of precision balls, tapered rollers and metal retainers. The Plastic and Rubber Components Segment consists of Industrial Molding Corporation ("IMC"), acquired in July 1999 and Delta Rubber, acquired in February 2001. IMC has two production facilities in Texas and Delta Rubber has two production facilities in Connecticut (see Note 2). All of the Company's segments sell to foreign and domestic customers.

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

     (d)  Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. Assets held for sale are stated at lower of cost or fair market value less estimated selling costs. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When a major property item is retired, its cost and related accumulated depreciation are removed from the property accounts and any gain or loss is recorded in the statement of income. The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the years ended December 31, 2004, 2003 and 2002, the Company recorded an impairment charge of $108, $0 and $1,199 respectively, to write-down the land, building and equipment at the Walterboro, SC production facility to its net realizable value, which was principally based upon fair market value appraisals and valuations. The land and building assets were sold at a loss during the fourth quarter of 2004. As a result, we recorded a loss of approximately $750 which has been recorded as a loss on disposal of assets, a component of income from operations. Additionally, during the fourth quarter of 2004, we recorded an impairment charge of approximately $108 related to certain remaining machinery and equipment assets of this facility. This amount was recorded as a component restructuring and impairment costs. As of December 31, 2003, the carrying value of this land, building and equipment was classified as a component of assets held for sale in the accompanying financial statements at $1,805.

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

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

     We have elected to continue accounting for our stock compensation plan using the intrinsic value based method under APB Opinion No. 25 and, accordingly, have not recorded compensation expense for each of the three years ended December 31, 2004, except as related to stock options accounted for under the variable method of accounting. Had compensation cost for the Company's stock compensation plan been determined based on the fair value at the option grant dates consistent with the method of SFAS No. 123 and SFAS No. 148, the Company's net income and earnings per share would have been as follows:


                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)


                                                                                Year ended December 31,
                                                                          2004          2003          2002
                                                                      ------------  -----------   ------------
              Net income - as reported                                     $7,102     $ 10,178       $  7,760
                 Stock based compensation costs, net of income
                  tax, included in net income as reported                      27          160            (69)
                 Stock based compensation costs, net of income
                  tax, that would have been included in net
                  income if the fair value method had been
                  applied                                                    (494)      (1,001)          (488)
                                                                     ------------  -----------   ------------
              Net income - proforma                                        $6,635     $  9,337       $  7,203
                                                                     ============  ===========   ============

              Earnings per share - as reported                             $ 0.42     $   0.64       $   0.51
                 Stock based compensation costs, net of income
                  tax, included in net income as reported                      --         0.01         (0.01)
                 Stock based compensation costs, net of income
                  tax, that would have been included in net
                  income if the fair value method had been
                  applied                                                  $(0.02)       (0.06)        (0.03)
                                                                      -----------  -----------   -----------
              Earnings per share - proforma                                $ 0.40     $   0.59       $  0.47
                                                                     ============  ===========   ============

              Earnings per share-assuming dilution - as reported           $ 0.41     $   0.62       $  0. 49
              Stock based compensation costs, net of income tax,
                  included in net income as reported                           --         0.01             --
              Stock based compensation costs, net of income tax,
                  that would have been included in net income if
                  the fair value method had been applied                    (0.02)       (0.06)         (0.03)
                                                                     ------------  -----------   ------------
              Earnings per share - assuming dilution-proforma              $ 0.39     $   0.57       $   0.46
                                                                     ============  ===========   ============

     The fair value of each option grant was estimated based on actual information available through December 31, 2004, 2003 and 2002 using the Black Scholes option-pricing model with the following assumptions:

     Term                        Vesting period
     Risk free interest rate     3.25%, 3.38% and 3.28% for 2004, 2003 and
                                   2002, respectively
     Dividend yield              2.42%, 3.7%, and 3.2% annually for 2004, 2003
                                   and 2002, respectively
     Volatility                  48.4%, 49.8% and 50.1% for 2004, 2003 and 2002,
                                   respectively

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

     (i)  Principles of Consolidation

          The Company's consolidated financial statements include the accounts of NN, Inc. and subsidiaries in which the Company owns more than 50% voting interest. Unconsolidated subsidiaries and investments where ownership is between 20% and 50% are accounted for under the equity method. All significant intercompany profits, transactions, and balances have been eliminated in consolidation. The ownership interests of other shareholders in companies that are more than 50% owned, but less than 100% owned by the Company, are reflected as minority interests. Minority interest in consolidated subsidiaries represents the minority shareholders interest of NN Europe ApS at December 31, 2002. There were no minority interests in consolidated subsidiaries at December 31, 2004 or December 31, 2003 as a result of the Company acquiring the remaining additional interests in NN Europe on May 2, 2003.

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

     (k)  Goodwill and Other Intangible Assets

          Goodwill: The Company recognized the excess of the purchase price of an acquired entity over the fair value of the net identifiable assets as goodwill. Goodwill is tested for impairment on an annual basis as of October 1 and between annual tests in certain circumstances. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. Goodwill is not amortized.

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

          We completed our annual required goodwill impairment review during the fourth quarter of 2002, 2003 and 2004. In performing the impairment reviews, the Company estimated the fair values of the reporting units using a method that incorporates valuations derived from EBITDA multiples based upon market multiples and recent capital market transactions and also incorporates valuations determined by each segment's discounted future cash flows. As of January 1, 2002, the transition date and as of October 1, 2003 and 2004, the annual review dates, there was no impairment to goodwill as the fair values of the reporting units exceeded their carrying values of the reporting units. As a result of closing our NN Arte facility in Guadalajara, Mexico, we performed a test of the recoverability of the goodwill asset associated with this operation. This test was pursuant to the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" which require that interim tests of the recoverability of goodwill be performed under certain circumstances. As a result, we recorded an impairment charge of approximately $1.3 million to fully write-off the goodwill asset during the twelve month period ended December 31, 2003. There were no impairment charges recorded as a result of the annual goodwill impairment review during the twelve month period ended December 31, 2004. See Note 3.

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004 are as follows:

                                                        Plastic and
                                                     Rubber Components     NN Europe
            In thousands                                  Segment           Segment           Total
                                                    ------------------- --------------- -----------------
            Balance as of January 1, 2003                      $ 26,712        $ 12,662          $ 39,374
            Goodwill acquired                                        --           2,151             2,151
            Impairment losses                                   (1,285)              --           (1,285)
            Currency impacts/reclassification                       328           2,325             2,653
                                                     ------------------- --------------- -----------------
            Balance as of January 1, 2004                      $ 25,755        $ 17,138          $ 42,893
            Goodwill acquired                                        --              --                --
            Impairment losses                                        --              --                --
            Currency impacts                                         --           1,564             1,564
                                                     ------------------- --------------- -----------------
            Balance as of December 31, 2004                    $ 25,755        $ 18,702          $ 44,457
                                                     =================== =============== =================

     (l)  Impairment of Long-Lived  Assets and Long-Lived  Assets to Be Disposed
          Of

          The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." Assets to be held and used are tested for recoverability when indications of impairment are evident. If the reviewed carrying value of the asset is not recoverable based on underlying cash flows related to specific groups of acquired long-lived assets, the asset is written down to the lesser of recoverable value or carrying value. Assets held for sale are carried at the lesser of carrying value or fair value less costs of disposal. The fair value of impaired assets is generally determined with the assistance of independent appraisals and valuations, when available.

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

     (n)  Reclassifications

          Certain 2003 and 2002 amounts have been reclassified to conform with the 2004 presentation.

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

          In connection with a variable EURIBOR rate debt financing in July 2000 the Company's majority owned subsidiary, NN Europe ApS entered into an interest rate swap with a notional amount of 12.5 million Euro for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for the Company to receive variable Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to the life of the swap.

                                                                   Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

          The interest rate swap does not qualify for hedge accounting under the provisions of SFAS No. 133; therefore, the transition adjustment for adoption of SFAS No. 133 and any subsequent periodic changes in fair value of the interest rate swap are recorded in earnings as a component of other income.

          As of December 31, 2004 and 2003, the fair value of the swap is a liability of approximately, $167 and $360, respectively, which is recorded in other non-current liabilities. The change in fair value during the years ended December 31, 2004 and 2003 was a gain of approximately $193 and $125, respectively, and for the year ended December 31, 2002 the change in fair value was a loss of approximately $51 which has been included as a component of other income.

     (p)  Recently Issued Accounting Standards

          On December 16, 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods. SFAS No. 123R is effective for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested share-based payment awards. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). We are currently evaluating the impacts of SFAS No. 123R on the Company's consolidated financial statements.

          In December 2003 the FASB issued SFAS No. 132R (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132R revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits, and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 132R requires additional disclosures to those in the original Statement 132R about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. With certain exceptions, principally related to disclosure requirements of foreign plans and expected benefit payments, SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. Disclosure requirements related to foreign plans and expected benefit payments are effective for fiscal years ending after December 15, 2004. As of December 31, 2004, we have complied with the requirements of SFAS No. 132R.

          On May 19, 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," (the Act). FSP No. 106-2 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until authoritative guidance on accounting for subsidies provided by the Act is issued. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. The Act did not have a material effect on the company's financial statements.

          In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires these items be recognized as current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact of SFAS No. 151 on the company's financial statements.

                                       42
                                                                  Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

          In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are currently evaluating the impact of SFAS 153 on the Company's Financial Statements.

          Deduction for Qualified Domestic Production Activities

          On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. We are not yet in a position to determine the net effect of the phase out of the ETI and the phase in of this new deduction on the effective tax rate in future years. We expect to be in a position to finalize our assessment by December 31, 2005.

          Under the guidance in FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, issued and effective on December 21, 2004, the deduction will be treated as a "special deduction" as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which qualifying activities occur.

          Repatriation of Foreign Earnings

          On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We expect to be in a position to finalize our assessment by December 31, 2005. On December 21, 2004 the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", effective on the date of issuance, and sets forth certain disclosure requirements for an enterprise that has not yet completed its evaluation of the repatriation provision. The disclosure requirements are discussed in Note 12.

2)   Acquisitions, Purchase of Minority Interest and New Businesses

     During 2004 we formed a wholly-owned subsidiary, NN Precision Bearing Products Company, LTD, ("NN Asia)". This subsidiary, which is expected to begin precision ball production during the second half of 2005, will be located in the Kunshan Economic and Technology Development Zone, Jiangsu, The People's Republic of China and is a component of our strategy to globally expand our manufacturing base. The costs incurred as a result of this start-up of approximately $481 were expensed and are included in the Domestic Ball and Roller Segment.

     On October 9, 2003, we acquired certain assets comprised of land, building and machinery and equipment of the precision ball operations of KLF - Gulickaren ("KLF"), based in Kysucke Nove Mesto, Slovakia. We paid consideration of approximately 1,664 Euros ($1,967). The assets are being utilized by our wholly owned subsidiary AKMCH based in Kysucke Nove Mesto, Slovakia, which began production in 2004. The financial results of the operations are included in our NN Europe Segment.

                                       43
                                                                 Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

     On May 2, 2003 we acquired the 23 percent interest in NN Europe, ApS ("NN Europe") held by SKF. We paid approximately 13,842 Euros ($15,586) for SKF's interest in NN Europe. The excess of the purchase price paid to SKF for its 23% interest over the fair value of SKF's 23% interest in the net assets of NN Europe of approximately $2,151 was allocated to goodwill. Upon consummation of this transaction, we became the sole owner of NN Europe.

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

     The following table summarizes the allocation of the purchase price related to the assets acquired and liabilities assumed at the date of acquisition.

                                                      At May 2, 2003
                                                      ---------------
        Current assets                                    $6,611
        Property, plant and equipment                     27,690
                                                      -------------
          Total assets acquired                           34,301
        Total liabilities                                  7,608
                                                      -------------
             Total purchase price                       $ 26,693
                                                      =============

                                                                 Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

     The following unaudited proforma summary presents the financial information for the twelve month periods ended December 31, 2003 as if our Veenendaal acquisition had occurred as of the beginning of the period presented. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period presented, nor are they indicative of future results.


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

On December 20, 2002 the Company completed the purchase of the 23% interest in NN Europe, ApS ("NN Europe") held by INA. NN Europe was formed in 2000 by the Company, FAG Kugelfischer George Schaefer AG, which was subsequently acquired by INA - Schaeffler KG (collectively, "INA"), and AB SKF ("SKF"). INA is a global bearing manufacturer and one of our largest customers. The Company paid approximately 13,400 Euro ($13,802) for INA interest in NN Europe. The excess of the purchase price paid to INA/FAG for its 23% interest over the fair value of INA's 23% interest in the net assets of NN Europe of approximately $1,517 was recorded as goodwill.

Effective July 31, 2000, the Company completed its NN Europe transaction. Completion of the transaction required the Company to start a majority owned stand-alone company in Europe, NN Europe ApS, for the manufacture and sale of precision steel balls used for ball bearings and other products. As a result of this transaction the Company owned 54% of the shares of NN Europe, ApS, AB SKF
(SKF), a Swedish Company, and FAG, a German Company, owned 23% each. NN Europe ApS subsequently acquired the steel ball manufacturing facilities located in Pinerolo, Italy (previously owned by SKF), Eltmann, Germany (previously owned by
INA) and Kilkenny, Ireland (previously owned by the Company). NN Europe ApS paid approximately $47,433 for the net assets originally acquired from SKF and FAG. The acquisitions of the Pinerolo, Italy and Eltmann, Germany ball manufacturing facilities have been accounted for by the purchase method of accounting. The excess of the purchase price over the fair value of the net identifiable assets acquired of $8,761 was recorded as goodwill.

                                       45
                                                                 Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

Restructuring and Impairment Charges

     Eltmann, Germany Restructuring
     ------------------------------
     During the fourth quarter of 2004, the Company's NN Europe subsidiary, a component of the Company's NN Europe Segment, announced a reduction in staffing at its Eltmann, Germany ball production facility. This restructuring will affect approximately 86 employees and is expected be completed during 2005. As a result, the Company has recorded restructuring charges of approximately 1,700 Euro ($2,290) related to severance costs of approximately $2,115 and other related charges of approximately $175. The workforce reduction is a result of the Company's continuing strategy of rationalizing its global manufacturing capacity and transfer of production principally to its facility in Kysucke Nove Mesto, Slovakia. The charges have been recorded in restructuring and impairment costs, a component of income from operations.

     The following summarizes the 2004 restructuring charges related to the restructuring at the Company's Eltmann, Germany facility:

                                                                                   Reserve Balance at
                                                 Charges       Paid in 2004           12/31/04
                                              --------------- --------------- -------------------------
      Severance and other employee costs           $2,290            --              $2,290
                                              --------------- --------------- -------------------------
      Total                                        $2,290            --              $2,290
                                              =============== =============== =========================

     We expect to pay all amounts during 2005 and no additional charges are expected to be incurred. As a result of the workforce reduction and rationalization of global manufacturing capacity, we performed a test of the recoverability of the goodwill and long-lived assets associated with the Eltmann, Germany facility. This test was pursuant to the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment on Disposal of Long-Lived Assets" which require that interim tests of asset recoverability be performed under certain circumstances. As a result of the test, we concluded that no indication of impairment exists at December 31, 2004.

     NN Arte Plant Closing in Guadalajara, Mexico
     --------------------------------------------
     In May 2003, we decided to close our Guadalajara, Mexico plastic injection molding facility. This operation was started in September of 2000 to supply certain Mexican operations of multi-national manufacturers of office automation equipment. The closure was substantially completed during the third quarter of 2003. The financial results of this operation have been included in the Plastic and Rubber Components Segment.

     The plant closing resulted in the termination of approximately 42 full time hourly and salary employees located at the Guadalajara facility. For the twelve months ended December 31, 2003 total restructuring costs of $230 were recorded related to the severance payments for the affected employees.

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

     We sold much of the machinery and equipment with certain pieces of machinery and equipment to be transferred and utilized by our Industrial Molding facility in Lubbock, Texas. Pursuant to the provisions of Statement of Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" we recorded an impairment charge of approximately $1,049 during 2003 to write-down the machinery and equipment to its estimated fair market value. During the three months ended September 30, 2003 we recorded a gain of $145 related to the disposition of certain pieces of the machinery and equipment assets that

                                       46
                                                               Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

     were previously assessed as impaired. During the twelve months ended December 31, 2003, we recorded a total impairment charge related to the machinery and equipment of approximately $904.

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

     The following summarizes the 2004 and 2003 restructuring and impairment charges related to the closure of NN Arte:

                                                                                                             Reserve
                                                                         Non-Cash            Paid in        Balance At
                                                          Charges      Write-downs           2004           12/31/04
                                                       ------------ ------------------- ----------------- -------------
             Asset impairments                               $  --               $  --             $  --          $  --
             Lease exit costs                                   --                  --                --             --
             Severance and other employee costs                 --                  --                45             --
                                                       ------------ ------------------- ----------------- -------------
             Total                                           $  --               $  --              $ 45          $  --
                                                       ============ =================== ================= =============
                                                                                                             Reserve
                                                                         Non-Cash            Paid in        Balance At
                                                           Charges      Write-downs           2003           12/31/03
                                                       ------------ ------------------- ----------------- -------------
             Asset impairments                              $2,328              $2,328             $  --          $  --
             Lease exit costs                                   40                  --                40             --
             Severance and other employee costs                230                  --               185             45
                                                       ------------ ------------------- ----------------- -------------
             Total                                          $2,598              $2,328             $ 225           $ 45
                                                       ============ =================== ================= =============

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

     Prior to December 31, 2001, production capacity and certain machinery and equipment was transferred from the Walterboro facility to the Company's two domestic ball facilities in Erwin, Tennessee and Mountain City, Tennessee. The plant closing resulted in the termination of approximately 80 full time hourly and salaried employees located at the Walterboro facility. The Company recorded restructuring costs of $62 during the years ended December 31, 2002 for the related severance payments. All of the severance payments were paid by December 31, 2002. Additionally, prior to December 31, 2001, the Company decided to sell the Walterboro land, building and certain machinery. The Company incurred an impairment charge of $564 during 2002 to write-down the land and building at the Walterboro facility to its net realizable value of $1,128 at December 31, 2002 which was based upon fair market value appraisals. Additionally, the Company incurred an impairment charge of $635 during 2002 to write down the equipment to its net realizable value of $1,086. The land, building, and equipment assets with a recorded book value of $1,805 were held for sale at December 31, 2003. In arriving at the carrying value of the assets held for sale, we utilized independent, third party fair value appraisals and valuations. The land and building assets were sold at a loss during the fourth quarter of 2004. As a result, we recorded a loss of approximately $750 which has been recorded as a loss on disposal of assets, a component of income from operations. Additionally, during the fourth quarter of 2004, we recorded an impairment charge of approximately $108 related to certain remaining machinery and equipment assets of this facility. This amount was recorded as a component of restructuring and impairment costs.

                                       47
                                                                 Continued

                                     NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

     The Company has charged expenses to cost of products sold for moving machinery, equipment and inventory to other production facilities and other costs to close the facility, which will benefit future operations, in the period they are incurred.

4)   Investments in Affiliated Companies and Notes Receivable

     Effective December 21, 2001, the Company sold its 50% ownership in NN General, LLC to its partner, General Bearing Corporation for cash of $622 and notes of $3,305. The notes are due in annual installments of $200 with the balance of $2,505 due on December 21, 2006. The notes bear interest at an average LIBOR (2.56% at December 31, 2004) plus 1.5%. Interest income on this note of $86 and $85 was recorded during 2004 and 2003, respectively, and has been included as a component of other income in the accompanying consolidated statement of income. Payments totaling $286 and $285 were received during 2004 and 2003, respectively which include $200 of principal and $86 and $85 of interest payments, respectively. At December 31, 2004, the note receivable balance is $2,705 and is included as a component of other non-current assets.

5)   Accounts Receivable
                                                        December 31,
                                                   2004               2003
                                              ----------------  ----------------
     Trade                                       $ 53,331           $ 42,619
     Less - Allowance for doubtful accounts         1,734              1,755
                                              ----------------  ----------------
     Accounts receivable, net                    $ 51,597           $ 40,864
                                              ================  ================

     Activity in the allowance for doubtful accounts is as follows:

                                         Balance at
             Description                beginning of                                         Balance at
                                           year             Additions        Write-offs      end of year
                                   ------------------  -----------------  ---------------  ----------------
      December 31, 2002
      Allowance for doubtful
          accounts                        $   1,791             $   138            $   263        $   1,666
                                   ==================  =================  ===============  ================
           December 31, 2003
      Allowance for doubtful
          accounts                        $   1,666             $   158            $    69        $   1,755
                                   ==================  =================  ===============  ================
      December 31, 2004
      Allowance for doubtful
          accounts                        $   1,755             $    22             $   43        $   1,734
                                   ==================  =================  ===============  ================

                                       48
                                                                 Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

Inventories
                                                         December 31,
                                                   2004                2003
                                            ------------------   ---------------
      Raw materials                          $    8,584            $   8,492
      Work in process                             6,356                6,808
      Finished goods                             22,334               22,128
      Less-inventory reserve                     (1,645)              (1,150)
                                            ------------------   ---------------
      Inventories, net                       $   35,629            $  36,278
                                            ==================   ===============

     Inventory on consignment at December 31, 2004 and 2003 was approximately $3,755 and $3,046, respectively.

7)   Property, Plant and Equipment
                                                            December 31,
                                      Estimated
                                     Useful Life       2004             2003
                                  --------------   ---------    ------------
 Land                                                 $8,454          $7,940
 Buildings and improvements           15-40 years     30,833          31,415
 Machinery and equipment               3-12 years    168,561         156,263
 Construction in process                              11,249           4,681
                                                   ---------    ------------
                                                     219,097         200,299
 Less - accumulated depreciation                      87,928          71,303
                                                   ---------    ------------
 Property, plant and equipment, net                 $131,169        $128,996
                                                   =========    ============

On September 11, 2001, the Company announced the closing of its Walterboro, South Carolina ball manufacturing facility effective December 2001. As a result of that closing, land and building was classified as a component of assets held for sale in the accompanying consolidated financial statements with a carrying value of $1,128 as of December 31, 2003. Certain machinery and equipment assets are also held for sale with a carrying value of $677 as of December 31, 2003. The land and building assets were sold during the fourth quarter of 2004. As a result, we recorded a loss on disposal of assets of approximately $750 which has been recorded as a loss on disposal of assets, a component of income from operations. Additionally, during the fourth quarter of 2004, we recorded an impairment charge of approximately $108 related to certain remaining machinery and equipment assets of this facility. This amount was recorded as a restructuring and impairment cost.

On October 27, 2004 we completed the sale of our idle warehouse in Kilkenny, Ireland for approximately 1,580 euro ($1,959), net of selling costs incurred. As a result of this transaction, we recorded a loss on disposal of assets of approximately 37 euro ($46) during the fourth quarter which was recorded as a component of loss on disposal of assets. Prior to the sale this asset was classified as a component of property, plant and equipment, net. Proceeds received from the sale of this asset were used to repay a portion of our $90 million credit facility.

                                       49
                                                                 Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

8)   Debt

     a)   Short-term

     There were no short term loans outstanding at December 31, 2004.

     At December 31, 2003, we had outstanding a $2,000 unsecured note payable to AmSouth Bank ("AmSouth") bearing interest at prime rate (4.0% at December 31, 2003). The maturity date of this note was May 12, 2004. All amounts outstanding under this note were paid in 2004.

     b) Long-term debt at December 31, 2004 and 2003 consists of the following:

                                                                                     2004           2003
                                                                                 -------------   ------------
       Borrowings under our $30,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (2.56% at December 31, 2004) plus an applicable margin of 1.25 to 2.0, expiring on March
           1, 2006                                                                   $ 11,400       $ 27,104

       Borrowings under our $30,400 term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR (1.15% at December 31,
           2003) plus an applicable margin of 1.25 to 2.0 payable in quarterly installments of $1,790 beginning July 1,
           2003 through April 1, 2008                                                      --         27,152

       Borrowings under our 26,300 Euro term loan expiring on May 1, 2008, bearing interest at a floating rate equal to Euro LIBOR (2.15% at
           December 31, 2004) plus an applicable margin of 1.25 to 2.0 payable in quarterly installments of Euro 1,314 beginning July 1,
           2003 through April 1, 2008                                                  23,270         28,221

       Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014.
           Annual principal payments of $5,714 begin on April 26,
           2008 and extend through the date of maturity.                               40,000             --
                                                                                 -------------   ------------
           Total long-term debt                                                        74,670         82,477

           Less current maturities of long-term debt                                    7,160         12,725
                                                                                 -------------   ------------
           Long-term debt, excluding current maturities of long-term debt            $ 67,510       $ 69,752
                                                                                 =============   ============

     On May 1, 2003 in connection with the purchase of SKF's Veenendaal component manufacturing operations and SKF's 23 percent interest in NN Europe, we entered into a $90,000 syndicated credit facility with AmSouth Bank ("AmSouth") as the administrative agent and Suntrust Bank as the Euro loan agent for the lenders under which we borrowed $60,400 and 26,300 Euros ($29,600) (the "$90 million credit facility"). This financing arrangement replaced our prior credit facility with AmSouth and Hypo Vereinsbank Luxembourg, S.A. The credit facility as originally entered into consisted of a $30,000 revolver ("$30.0 million revolver") originally expiring on March 15, 2005 and subsequently extended to March 31, 2006 bearing interest at a floating rate equal to LIBOR (2.56% at December 31, 2004) plus an applicable margin of 1.25% to 2.0%, a $30,400 term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR (2.56% at December 31, 2004) plus an applicable margin of 1.25% to 2.0% and a 26,300 Euro ($29,600) term loan ("26.3 million Euro term loan") expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.15% at December 31, 2004) plus an applicable margin of 1.25% to 2.0%. All

                                       50
                                                                       Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

     amounts owed under the $30,400 term loan were paid during the second quarter of 2004 with the proceeds from our $40,000 notes and we no longer have borrowing capacity under that portion of the $90,000 credit facility. The terms of the $30,000 revolver and the 26,300 Euro term loan remain unchanged except for the maturity date of the $30,000 revolver has been extended to March 31, 2006. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in the Company's business. The credit agreement is un-collateralized except for the pledge of stock of certain foreign subsidiaries. In connection with this refinancing, capitalized costs in the amount of $455 associated with the paid-off credit facilities were written-off during 2003 and are included as a component of other (income) expense. We incurred $939 of debt issue costs as a result of entering into this credit facility which are being amortized over the life of the credit facility. We were in compliance with all such covenants as of December 31, 2004.

     In connection with the acquisition of KLF's operations in Slovakia, on September 23, 2003 we entered into a $2,000 short-term unsecured promissory note (the "$2.0 million note") with AmSouth as the lender. This note bore interest at the prime rate. All amounts owed under this note were paid during the second quarter of 2004 with the proceeds from our $40 million notes.

     On March 23, 2004 we entered into a $2,700 short-term promissory note (the "$2.7 million note") with AmSouth Bank ("AmSouth") as the lender. This note bore interest at the prime rate. This agreement was entered into to fund short term operating capital requirements. All amounts owed under this note were paid during the second quarter of 2004 with the proceeds from our $40 million notes.

     On April 26, 2004 we issued $40,000 aggregate principal amount of senior notes in a private placement (the "$40 million notes"). These notes bear interest at a fixed rate of 4.89% and mature on April 26, 2014. Interest is paid semi-annually. As of December 31, 2004, $40.0 million remained outstanding. Annual principal payments of approximately $5,714 begin on April 26, 2008 and extend through the date of maturity. Proceeds from this credit facility were used to repay our existing US dollar denominated term loan, $24,000, and repay a portion, of our borrowings under our US dollar denominated revolving credit facility, $13,000, which are both components of our $90 million credit facility, and to repay borrowings remaining under our $2.0 million note and our $2.7 million note of $2,000 and $1,000, respectively. The agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. No event of default had occurred as of December 31, 2004. The notes are not collateralized except for the pledge of stock of certain foreign subsidiaries. We incurred $839 of related costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes. In connection with the issuance of the $40 million notes, capitalized costs in the amount of approximately $260 associated with structuring of the $90 million credit facility were written off during the three months ended June 30, 2004 and are included as a component of other (income) expense.

     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2004 are as follows:

                      2005                           $ 7,160
                      2006                            18,560
                      2007                             7,160
                      2008                             7,504
                      2009                             5,715
                      Thereafter                      28,571
                                                    --------
                      Total                         $ 74,670
                                                    ========


                                       51
                                                                      Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

9)   Employee Benefit Plans

     We have one defined contribution 401(k) profit sharing plan covering substantially all employees of the Domestic Ball and Roller and Plastic and Rubber Components Segments. All employees are eligible for the plan on the first day of the month following their hire date. A participant may elect to contribute between 1% and 60% of compensation to the plan, subject to Internal Revenue Service ("IRS") dollar limitations. Participants age 50 and older may defer an additional amount up to the applicable IRS Catch Up Provision Limit. The Company provides a matching contribution which is determined on an individual, participating company basis. Currently, the matching contribution for employees of the Domestic Ball and Roller Segment is the higher of five hundred dollars or 50% of the first 4% of compensation. The matching contribution for IMC employees is 25% of the first 6% of compensation and the matching contribution for Delta employees is 50% of the first 6% of compensation. All participants are immediately vested at 100%. Contributions by the Company for the Domestic Ball and Roller Segment were $134, $126, and $126 in 2004, 2003 and 2002, respectively. Contributions by the Company for the Plastic and Rubber Components Segment were $133, $126 and $100 in 2004, 2003 and 2002, respectively.

     The Company has a defined benefit pension plan covering its Eltmann, Germany facility employees (a NN Europe division). The benefits are based on the expected years of service including the rate of compensation increase. The plan is unfunded.

     Following is a summary of the changes in the projected benefit obligation for the defined benefit pension plan during 2004 and 2003:

                                                                                 2004              2003
                                                                           --------------      ------------
      Reconciliation of Funded Status:
          Accumulated benefit obligations                                          $4,293           $3,651
          Additional benefit obligation for future salary increases                   423              336
                                                                           --------------      ------------
          Projected benefit obligation                                              4,716            3,987
          Fair value of plan assets                                                    --               --
                                                                           --------------      ------------
          Funded status                                                            $4,716           $3,987
                                                                           ==============      ============

                                                                                  2004              2003
                                                                           --------------      ------------
       Change in projected benefit obligation:
          Benefit obligation at beginning of year                                  $3,987           $3,059
          Service cost                                                                119              114
          Interest cost                                                               230              208
          Benefits paid                                                              (65)             (45)
          Effect of currency translation                                              312              625
          Actuarial loss                                                              133               26
                                                                           --------------      ------------

          Benefit obligation at December 31                                        $4,716           $3,987
                                                                           ==============     ============

                                                                                 2004              2003             2002
                                                                           --------------     ------------    -------------
      Weighted-average assumptions as of December 31:
          Discount rate                                                             5.25%             5.5%             5.5%
          Rate of compensation increase                                         1.3%-2.5%        1.3%-2.5%      1.5% - 2.1%
          Measurement date                                                       10/31/04         10/31/03         10/31/02

                                       52
                                                                      Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

The expected pension benefit payments for the next ten fiscal years are as follows:

                                                  Pension Benefits
                                                 -----------------
                             2005                    $   68
                             2006                       117
                             2007                       140
                             2008                       154
                             2009                       179
                        2010-2014                     1,319

                                                                                 2004              2003             2002
                                                                          ----------------   --------------  ---------------
       Components of net periodic benefit cost:
          Service cost                                                               $119             $114             $ 95
          Interest cost on projected benefit obligation                               230              208              161
          Amortization of net gain                                                      9                9                9
                                                                          ----------------   --------------  ---------------
          Net periodic pension benefit cost                                          $358             $331             $265
                                                                          ================   ==============  ===============

     We expect to contribute approximately $400 to our pension plan in 2005.

     Amounts recognized in the Consolidated Balance Sheets consist of:

                                                                                 2004               2003
                                                                           --------------     --------------
   Accrued benefit liability                                                  $4,716             $3,987
   Accumulated other comprehensive loss, net of tax                             (458)              (258)
                                                                           --------------     --------------
   Net amount recognized in other non-current liabilities                     $4,258             $3,729
                                                                           ==============     ==============

Accumulated other comprehensive loss is shown net of tax of $253, and $135 at December 31, 2004, and 2003 respectively.


















                                       53
                                                               Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

10)  Stock Incentive Plan

     The Company has a Stock Incentive Plan under which 2,450 shares of the Company's common stock are reserved for issuance to officers and key employees of the Company. Awards or grants under the plan may be made in the form of incentive and nonqualified stock options, stock appreciation rights and restricted stock. The stock options and stock appreciation rights must be issued with an exercise price not less than the fair market value of the Common Stock on the date of grant. The awards or grants under the plan may have various vesting and expiration periods as determined at the discretion of the committee administering the plan.

     A summary of the status of the Company's stock option plan as described above as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates is presented below:

                                           2004                          2003                            2002
                                ----------------------------  ----------------------------   ---------------------------
                                                Weighted-                       Weighted-                       Weighted-
                                                 average                         average                        average
                                                exercise                        exercise                        exercise
                                                 price                            price                          price
                                    Shares      per share        Shares         per share        Shares        per share
                                 -----------  ---------------  -----------  ---------------  ------------   --------------

      Outstanding at beginning
          of year                    1,251           $ 7.53        1,318           $ 7.33          1,373         $ 7.25


      Granted                          438            12.62           52            10.67             37           9.39

      Exercised                        (65)            7.12         (108)            6.74            (53)          6.61

      Forfeited                        (65)           11.48          (11)            7.63            (39)          7.65
                                -----------  ---------------  -----------                    ------------
      Outstanding at end of
          year                       1,559           $ 8.82        1,251          $  7.53          1,318         $ 7.33
                                ===========                   ===========                    ============
      Options exercisable at
         year-end                    1,086           $ 7.84        1,058           $ 7.27            887         $ 7.01
                                ===========                   ===========                    ============

                                                                      Continued

                                    NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

The following table summarizes information about stock options outstanding at December 31, 2004:

                                                Options outstanding                            Options exercisable
                               ------------------------------------------------------   -----------------------------------
                                                     Weighted-
                                                      average           Weighted-           Number            Weighted-
                                  Number             remaining          average           exercisable          average
    Range of exercise          outstanding at      contractual      exercise price            at            exercise price
    prices per share              12/31/2004           life            per share          12/31/2004          per share
                                -----------------  ----------------  -----------------   ---------------  -----------------

      $5.63 - $6.50                      283          4.9 years            $6.06               283               $6.06

      $7.63 - $12.62                   1,276          7.3 years            $9.44               803               $8.47

     All options granted in the period January 1, 1999 through December 31, 2004 vest ratably over three years, beginning one year from date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. All options granted in the period January 1, 1995 through December 31, 1998, vest 20% - 33% annually beginning one year from date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. Certain options granted in July 1999 were deemed to be repriced options under the applicable accounting requirements. These options, which were fully vested as of the effective date of FASB Interpretation No. 44, are treated under variable accounting. Accordingly, compensation expense is recognized, to the extent the market price of the Company's stock exceeds $10.50 at the end of each year. The Company recognized an increase to compensation expense of $42 during 2004, of $250 during 2003 and, a reduction of compensation expense of $108 during 2002.

     On August 4, 1998 the Company's Board of Directors authorized the repurchase of up to 740 shares of its Common Stock, equaling 5% of the company's issued and outstanding shares as of August 4, 1998. The program may be extended or discontinued at any time, and there is no assurance that the Company will purchase any or all of the full amount authorized. The Company has not repurchased any shares under this program through December 31, 2004.

11)  Segment Information

     The Company determined its reportable segments under the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's reportable segments are based on differences in product lines and geographic locations and are divided among Domestic Ball and Roller, NN Europe and Plastic and Rubber Components. The Domestic Ball and Roller Segment is comprised of two manufacturing facilities in the eastern United States. Additionally, costs related to our start-up operation in China and corporate office costs are included in the Domestic Ball & Roller Segment. The NN Europe Segment is comprised of manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany, Pinerolo, Italy, Veenendaal, The Netherlands, and Kysucke Nove Mesto, Slovakia. All of the facilities in the Domestic Ball and Roller and NN Europe Segments are engaged in the production of precision balls and rollers used primarily in the bearing industry. The Plastic and Rubber Components Segment is comprised of four facilities: two located in Lubbock, Texas, which represents the IMC business acquired in July 1999 and two facilities located in Danielson, Connecticut, which represents the Delta business acquired in February 2001. These facilities are engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation and fiber optic markets and precision rubber bearing seals for the bearing, automotive, industrial, agricultural and aerospace markets.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from operations after income taxes. The Company accounts for intersegment sales and transfers at current market prices; however, the Company did not have any material intersegment transactions during 2004, 2003 or 2002.

                                       55
                                                                      Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

                           December 31, 2004                  December 31, 2003                 December 31, 2002
                 --------------------------------------------------------------------------------------------------------
                  Domestic             Plastic and  Domestic             Plastic and   Domestic              Plastic and
                  Ball and      NN        Rubber    Ball and      NN        Rubber     Ball and       NN        Rubber
                   Roller     Europe    Components   Roller     Europe    Components    Roller      Europe    Components
                 ---------------------------------------------------------------------------------------------------------
Net sales           $58,435  $ 193,930    $51,724     $55,437  $ 147,127    $50,898    $ 52,634    $ 90,653     $49,569
Interest expense      1,639      1,423        967         908      1,401      1,083         109         923       1,419
Depreciation &
    amortization      3,662      9,893      2,578       3,610      7,546      2,535       3,732       4,780       2,700
Income tax
    expense
    (benefit)         1,143      4,546    (1,600)       2,117      4,858    (1,249)       2,595       3,855           7
Segment profit
    (loss)          (1,930)      7,308      1,724       2,003      7,492        683       2,272       3,313       2,175
Segment assets       50,142    179,478     60,249      55,420    154,889     57,590      58,825      78,846      57,544
Expenditures for
    long- lived
    assets            3,238      8,021        903       2,948      5,609      2,872       1,778       3,452       2,361

Sales to external customers and long-lived assets utilized by the Company were concentrated in the following geographical regions:


                                    December 31, 2004                December 31, 2003              December 31, 2002
                           -------------------------------   -----------------------------  ----------------------------
                                  Sales          Long-lived        Sales        Long-lived        Sales       Long-lived
                                                   assets                         assets                        assets
                           ---------------   -------------   -------------  --------------  ------------  --------------

United States                    $ 74,228        $ 34,945        $ 67,756        $ 36,523      $ 68,485         $35,582

Europe                            181,224          96,224         134,914          92,473        89,750          51,674

Canada                              9,040              --          10,727              --        10,598              --

Latin/S.America                     8,052              --          13,435              --         8,450             943

Other export                       31,545              --          26,630              --        15,573              --
                           ---------------   -------------   -------------  --------------  ------------  --------------
All foreign countries             229,861          96,224         185,706          92,473       124,371          52,617
                           ---------------   -------------   -------------  --------------  ------------  --------------

Total                            $304,089        $131,169        $253,462        $128,996      $192,856         $88,199
                           ===============   =============   =============  ==============  ============  ==============

     For the years ended December 31, 2004, 2003 and 2002, sales to SKF amounted to $145,534, $107,484, and $64,235, respectively, or 47.9%, 42.4%, and
     33.3% of consolidated revenues, respectively. For the years ended December 31, 2004, 2003 and 2002, sales to INA amounted to $41,693, $40,110 and
     $36,502 respectively or 13.7%, 15.8% and 18.9% of consolidated revenues, respectively. For the year ended December 31, 2004, sales to various divisions of The Timken Co. amounted to $17,148 or 5.6% of consolidated revenues. None of the Company's other customers accounted for more than 5% of its net sales in 2004, 2003 or 2002. Accounts receivable concentrations as of December 31, 2004, 2003 and 2002 are generally reflective of sales concentrations during the years then ended.

                                       56
                                                                       Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

12)  Income Taxes

     Income before provision for income taxes for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                                                  Year ended December 31,
                                                                   2004                   2003                   2002
                                                             -------------------    -------------------    -------------------
      Income before provision for income taxes:
      United States                                               $     (182)             $   3,711              $   7,491
      Foreign                                                         11,373                 12,868                  9,504
                                                            -------------------    -------------------    -------------------
      Total                                                       $   11,191              $  16,579              $  16,995
                                                            ===================    ===================    ===================

     Total income tax expense (benefit) for the years ended December 31, 2004, 2003, and 2002 are allocated as follows:


                                                                 Year ended December 31,
                                                           2004          2003           2002
                                                        ------------  -----------    -----------
     Current:
          U.S. Federal                                     $(2,785)      $ (388)         $1,753
          State                                                  88          (3)            249
          Non-U.S.                                            3,532        2,229          1,891
                                                       ------------  -----------    -----------
               Total current expense                         $  835       $1,838         $3,893
                                                       ------------  -----------    -----------
      Deferred:
          U.S. Federal                                      $2,285        $1,272          $ 533
          State                                               (46)          (13)             66
          Non-U.S.                                           1,015         2,629          1,965
                                                        -----------   -----------    -----------
               Total deferred expense                        3,254         3,888          2,564
                                                        -----------   -----------    -----------
                    Total expense                           $4,089        $5,726         $6,457
                                                        ===========   ===========    ===========



                                       57
                                                                       Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)


     A reconciliation of taxes based on the U.S. federal statutory rate of 34% for the years ended December 31, 2004, 2003, and 2002 is summarized as follows:

                                                                       Year ended December 31,
                                                                2004          2003           2002
                                                            -----------   -----------    -----------
      Income taxes at the federal statutory rate                $3,805        $5,637         $5,778
      State income taxes, net of federal benefit                    42          (15)            208
      Non-US earnings taxed at different rates                     562           483            624
      Other, net                                                  (320)         (379)          (153)
                                                            -----------   -----------    -----------
                                                                $4,089        $5,726         $6,457
                                                            ===========   ===========    ===========

      The tax effects of the temporary differences are as follows:

                                                                       Year ended December 31,
                                                                     2004                   2003
                                                              -------------------    -------------------
      Deferred income tax liability
           Tax in excess of book depreciation                        $  12,793              $   9,355
           Duty drawback receivable                                         69                     68
           Goodwill                                                      3,372                  3,053
           Flow through loss from pass through entity                      719                    736
           Other deferred tax liabilities                                  904                    211
                                                              -------------------    -------------------
             Gross deferred income tax liability                        17,857                 13,423
                                                              -------------------    -------------------
       Deferred income tax assets
           Inventories                                                     646                    564
           Allowance for bad debts                                         130                    167
           Personnel accruals                                              643                    131
           Other working capital accruals                                   30                    355
           NN Europe net operating loss carryforward                     1,104                    212
           Other deferred tax assets                                       228                    172
                                                              -------------------    -------------------
             Gross deferred income tax assets                            2,781                  1,601
                                                              -------------------    -------------------
           Net deferred income tax liability                         $  15,076              $  11,822
                                                              ===================    ===================


                                       58
                                                                       Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

     Although realization of deferred tax assets is not assured, management believes that it is more likely than not that all of the deferred tax assets will be realized. However, the amount of the deferred tax assets considered realizable could be reduced based on changing conditions.

     The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries. The Company expects to reinvest these undistributed earnings indefinitely and does not expect such earnings to become subject to U.S. taxation in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments. It is not practicable to determine the U.S. income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

     As of December 31, 2004, the Company has not provided taxes on unremitted foreign earnings from certain foreign affiliates that are intended to be indefinitely reinvested in finance operations and expansion outside the United States. If such earnings were distributed beyond the amount for which taxes have been provided, foreign tax credits would substantially offset any incremental U.S. tax liability. The Company is exploring a one-time repatriation of earnings from certain foreign affiliates as a result of the American Jobs Creation Act of 2004, but has not made a decision regarding such repatriation. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the American Jobs Creation Act of 2004. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings. 13) Reconciliation of Net Income Per Share

                                                                        Year ended December 31,
                                                              2004                2003                2002
                                                        ------------------  ------------------  ----------------
       Net income                                             $    7,102           $  10,178           $   7,760
       Weighted average shares outstanding                        16,728              15,973              15,343
       Effective of dilutive stock options                           423                 406                 371
                                                        ------------------  ------------------  ----------------
       Dilutive shares outstanding                                17,151              16,379              15,714
       Basic net income per share                             $     0.42           $    0.64           $    0.51
                                                        ==================  ==================  ================
       Diluted net income per share                           $     0.41           $    0.62           $    0.49
                                                        ==================  ==================  ================

     Excluded from the shares outstanding for the years ended December 31, 2004, and 2002 were 394 and 7 antidilutive options, respectively, which had an exercise price of $12.62 per share during 2004, and $10.26 per share during 2002. No shares were excluded from shares outstanding for the year ended December 31, 2003.

                                       59
                                                                       Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

Commitments and Contingencies

     The Company has operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates. Rent expense for 2004, 2003 and 2002 was $3,203, $2,359 and $1,855,
     respectively. The following is a schedule by year of future minimum lease payments as of December 31, 2004 under operating leases that have initial or remaining noncancelable lease terms in excess of one year.

                    Year ended December 31,
            -------------------------------------------------
            2005                                   $ 2,306
            2006                                     2,122
            2007                                     1,879
            2008                                     1,854
            2009                                     1,789
            Thereafter                              15,315
                                                -------------
           Total minimum lease payments           $ 25,265
                                                =============

     The Kilkenny operation of the NN Europe Segment has received certain grants from the Ireland government. These grants are based upon the Kilkenny, Ireland facility hiring and retention of certain employment levels by the measurement date. At December 31, 2004, actual employment levels are less than those required by certain grant covenants. During 2003, the grant agreement measurement date was amended to extend the measurement date. The Company anticipates that, if necessary, the grant agreement measurement date and /or employment level thresholds would again be adjusted. Effects of this not occurring are estimated not to be material to the consolidated financial statements. As of December 31, 2004 and 2003 the grant obligation is recorded as a component of other non-current liabilities in the amount of $559 and $617, respectively.

     The NN Europe Segment has entered into a supply contract with Ascometal France ("Ascometal") for the purchase of steel for ball production. The contract terms specify that Ascometal provide NN Europe 90%, 90%, 85% and 85% of its steel requirements for the years ending December 31, 2002, 2003, 2004 and 2005, respectively. The contract, among other things, stipulates that Ascometal achieve certain performance targets related to quality, reliability and service. The contract provisions include annual price adjustments based upon published indexes in addition to annual productivity improvement factor multiples. In 2004, NN Europe purchased approximately $37,716 under the terms of this contract. The estimated commitment for 2005 is $44,710. The contract expires December 31, 2005, however, it is automatically renewed for one year periods thereafter unless notice is provided by either NN Europe or Ascometal.

     On June 1, 2004, our wholly owned subsidiary, NN Precision Bearing Products Company LTD, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building (approximately 110,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People's Republic of China. The building will be newly constructed and we expect to begin usage of the leased property during the second quarter or third quarter of 2005. The land and building remain under the control of the lessor until such time as usage of the leased property commences. The agreement satisfies the requirements of a capital lease at June 1, 2004 and we anticipate recording the lease as a capital lease in our consolidated financial statements when usage of the leased property begins. Accordingly, as of December 31, 2004, no amount has been recorded related to the asset and corresponding obligation associated with the lease agreement in our consolidated financial statements. We estimate the fair value of the land and building to be approximately $2,000 and undiscounted annual lease payments of approximately $208 (approximately $4,150 aggregate non-discounted lease payments over the twenty year term). The lease terms include fair value buy-out provisions and we maintain the option to extend the lease term.

                                       60
                                                                       Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

15)  Quarterly Results of Operations (Unaudited)

     The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003.

                                                                   Year ended December 31, 2004

                                                 March 31           June 30            Sept. 30           Dec. 31
                                             -----------------  -----------------  -----------------  -----------------
    Net sales                                    $  77,632          $  75,265          $  72,917          $  78,275
    Income from operations                           6,108              4,304              4,510               (555)
    Net income                                       3,218              1,986              2,152               (254)
    Basic net income per share                        0.19               0.12               0.13              (0.02)
    Dilutive net income per share                     0.19               0.12               0.13              (0.01)
    Weighted average shares
      outstanding:
      Basic number of shares                        16,712             16,721             16,767             16,773
      Effect of dilutive stock options                 477                456                368                453
                                             -----------------  -----------------  -----------------  -----------------
    Diluted number of shares                        17,189             17,177             17,135             17,226
                                             =================  =================  =================  =================

     Fourth quarter results in 2004 include a pre-tax charge of $2,290 ($1,420 after-tax) related to severance costs and other related charges resulting from a reduction in staffing at the Company's Eltmann, Germany ball production facility. Additionally, fourth quarter results include a loss on disposal of assets of $856 ($548 after-tax) related to the sale of the Company's Walterboro, South Carolina land and building assets. These charges have been recorded as components of income from operations.

                                                                          Year ended December 31, 2003
                                                         March 31            June 30           Sept. 30           Dec. 31
                                                    ----------------   ----------------- ------------------ ----------------
              Net sales                                     $57,609             $64,194            $64,612           $67,047
              Income from operations                          7,185               2,527              5,693             4,665
              Net income                                      3,643                 697              3,164             2,674
              Basic net income per share                       0.24                0.04               0.19              0.16
              Dilutive net income per share                    0.23                0.04               0.18              0.16
              Weighted average shares outstanding:
              Basic number of shares                         15,378              16,015             16,660            16,711
              Effect of dilutive stock options                  196                 450                507               470
                                                    ----------------   ----------------- ------------------ ----------------
               Diluted number of shares                      15,574              16,465             17,167            17,181
                                                    ================   ================= ================== ================

     Second quarter and third quarter results in 2003 include a pre-tax charge of $3,047 ($1,950 after-tax) and $(449) (($267) after-tax), respectively, related to asset write downs due to the closure of our NN Arte operation in Guadalajara, Mexico. These charges have been recorded as a component of income from operations.

16)  Fair Value of Financial Instruments

     Management believes the fair value of financial instruments approximate their carrying value due to the short maturity of these instruments or in the case of the Company's notes receivable and debt, due to the variable interest rates. The fair value of the Company's fixed rate long-term borrowings are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                                       61
                                                                       Continued

                                   NN, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

     The carrying amounts and fair values of the Company's long-term debt and derivative financial instrument are as follows:

                                                        December 31, 2004                    December 31, 2003
                                                  Carrying                Fair           Carrying               Fair
                                                  Amount                  Value           Amount                Value
                                               ----------------   ----------------- ------------------   -----------------
              Variable rate long-term debt         $ 34,670           $ 34,670          $ 82,477           $ 82,477
              Fixed rate long-term debt              40,000             40,421                --                 --
              Interest rate swap agreement              167                167               360                360

17)  Accumulated Other Comprehensive Income

     At December 31, 2004 the Company has included in accumulated other comprehensive income (loss) unrealized income due to foreign currency translation of $16,258, and at December 31, 2003 the Company has included in accumulated other comprehensive income (loss) unrealized income due to foreign currency translation of $9,667. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations. Also included in accumulated other comprehensive loss as of December 31, 2004, and 2003 were additional minimum pension liability, net of tax of ($458) and ($258), respectively, and unrealized holding gain on securities net of tax of $73 and $0, respectively.

18)  Sale of Common Stock

     During May 2003, we completed a public offering of 3.6 million shares of our stock by a group of selling shareholders. We did not receive any proceeds from the sale of the shares previously held by the group of selling shareholders, however, the underwriters did exercise their over-allotment option of 533,600 shares, which were offered by us. Net proceeds received by us in connection with the exercise of the over-allotment option were approximately $5,100, net of issue costs. Per the terms of our credit facility, we repaid a portion of our credit facility with these proceeds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this Item was previously reported by the Company in Current Reports on Form 8-K and 8-K/A, dated August 25, 2003 and August 26, 2003.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Corporate Controller, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule l3a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, Chief Executive Officer and the Corporate Controller concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004, the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting

The management of NN, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Corporate Controller, an evaluation of the effectiveness of the Company's internal control over financial reporting was conducted based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission ("COSO"). Based on that evaluation under the framework in Internal Control- Integrated Framework issued by the COSO, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item of Form 10-K concerning the Company's directors is contained in the sections entitled "Election of Directors -- Information about the Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance"of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

Code of Ethics. Our Code of Ethics (the "Code") was approved by our Board on November 6, 2003. The Code is applicable to all officers, directors and employees. The Code is posted on our website at http://www.nnbr.com. We will satisfy any disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a report on Form 8-K.

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

Information required by Item 201 (d) of Regulations S-K concerning the Company's equity compensation plans is set forth in the table below:

                  Table of Equity Compensation Plan Information

In thousands
----------------------- -------------------------- -------------------------------- ------------------------------------
    Plan Category       Number of securities to      Weighted -average exercise      Number of securities remaining
                        be issued upon exercise      price of outstanding options,   available for future issuance under
                        of outstanding options,      warrants and rights             equity compensation plans
                        warrants and rights                                          (excluding securities reflected in
                                                                                      column (a))
                                 (a)                            (b)                                  (c)
----------------------- -------------------------- -------------------------------- ------------------------------------
Equity compensation
plans approved by
security holders                 1,559                          $8.82                                --
----------------------- -------------------------- -------------------------------- ------------------------------------
Equity compensation
plans not approved by
security holders                   --                            --                                  --
---------------------- -------------------------- -------------------------------- -------------------------------------
        Total                    1,559                          $8.82                                --
----------------------- -------------------------- -------------------------------- ------------------------------------

Item 13. Related Party Relationships

None.

Item 14. Principal Accountant Fees and Services


Information required by this item of Form 10-K concerning the Company's Accountants' Fees and Services is contained in the section entitled "Fees Paid to Independent Registered Public Accounting Firm" of the Company's definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

                                     Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)  List of Documents Filed as Part of this Report

     1.   Financial Statements
          The financial statements of the Company filed as part of this Annual Report on Form 10-K begin on the following pages hereof:
                                                                            Page

Report of Independent Registered Public Accounting Firm for the
  years ended December 31, 2004 and 2003......................................30

Report of Independent Registered Public Accounting Firm for the
  year ended December 31, 2002................................................32

Consolidated Balance Sheets at December 31, 2004 and 2003.....................33

Consolidated Statements of Income and Comprehensive Income for the
  years ended December 31, 2004, 2003 and 2002........ .......................34


Consolidated Statements of Changes in Stockholders' Equity for the
  years ended December 31, 2004, 2003 and 2002................................35

Consolidated Statements of Cash Flows for the years ended
  December 31, 2004, 2003 and 2002............................................36

Notes to Consolidated Financial Statements....................................37

     2.   Financial Statement Schedules

          Not applicable.

     3.   See Index to Exhibits (attached hereto)

(b)  Reports on Form 8-K

     The Company furnished a Form 8-K, in response to items 12 and 7, on November 5, 2004 announcing its third quarter earnings.

     The Company filed a Form 8-K, in response to items 5 and 7, on December 21, 2004 announcing the resignation of its Chief Financial Officer, Dave Dyckman.

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


                                        By:  /S/ RODERICK R. BATY
                                            -----------------------------------
                                                 Roderick R. Baty
                                                 Chairman and Director

                                                 Dated: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Name and Signature                 Title                                   Date
---------------------------       -----------------                        ----------------

/S/ RODERICK R. BATY             Chairman, Chief Executive Officer,        March 16, 2005
---------------------------      President and Director (Principal
    Roderick R. Baty             Executive Officer)

/S/ STEVEN W. FRAY               Corporate Controller (Principal           March 16, 2005
---------------------------      Accounting Officer
    Steven W. Fray

/S/ G. RONALD MORRIS             Director                                  March 16, 2005
---------------------------
    G. Ronald Morris

/S/ MICHAEL E. WERNER            Director                                  March 16, 2005
---------------------------
    Michael E. Werner

/S/ STEVEN T. WARSHAW            Director                                  March 16, 2005
---------------------------
    Steven T. Warshaw

/S/ JAMES L. EARSLEY             Director                                  March 16, 2005
---------------------------
    James L. Earsley

/S/ ROBERT M. AIKEN, JR..       Director                                   March 16, 2005
----------------------------
    Robert M. Aiken, Jr.

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

10.13 Change of Control and Noncompetition Agreement dated January 21, 2002 between the Company and Frank T. Gentry (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed March 29, 2002)*

10.14 Employment Agreement, dated January 21, 2002, between the Company and Robert R. Sams (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K filed March 29, 2002)*

10.15 Change of Control and Noncompetition Agreement dated January 21, 2002 between the Company and Robert R. Sams (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed March 29, 2002)*

10.16 Employment Agreement dated January 21, 2002, between the Company and William C. Kelly, Jr. (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K filed March 29, 2002)*

10.17 Change of Control and Noncompetition Agreement, dated January 21, 2002, between the Company and William C. Kelly, Jr. (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K filed March 29, 2002)*

10.18 NN Euroball, ApS Shareholder Agreement dated April 6, 2000 among NN, Inc., AB SKF and FAG Kugelfischer Georg Shafer AG (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K filed March 29, 2002)

10.19 Frame Supply Agreement between Euroball S.p.A., Kugelfertigung Eltmann GmbH, NN Euroball Ireland Ltd. and Ascometal effective January 1, 2002 (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission," as indicated throughout the document with an asterisk in brackets ([*])) (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K filed March 31, 2003)

10.23 Amendment No. 3 to NN, Inc. Stock Incentive Plan as ratified by the shareholders on May 15, 2003 amending the Plan to permit the issuance of awards under the Plan to directors of the Company (incorporated by reference to Exhibit 10-1 of the Company's Quarterly Report on Form 10-Q filed August 14, 2003)*

10.24 Credit Agreement dated as of May 1, 2003 among NN, Inc., and NN Euroball as the Borrowers, the Subsidiaries as Guarantors, the Lenders as identifies therein, AmSouth Bank as Administrative Agent, and SunTrust Bank as Documentation Agent and Euro Loan Agent (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed August 14, 2003)

10.25 Supply Agreement between NN Euroball ApS and AB SKF dated April 6, 2000. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission, " as indicated throughout the document with a n asterisk in brackets([*]) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed August 14, 2003)

10.26 Global Supply Agreement among NN, Inc., NN Netherlands B.V. and SKF Holding Maatschappij Holland B.V. dated April 14, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission, " as indicated throughout the document with a n asterisk in brackets([*])(incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed August 14, 2003)

10.27 Amendment No. 4 dated November 12, 2004, to the Credit Agreement dated May 1, 2003, among NN, Inc. and NN Europe ApS as the Borrowers, the subsidiaries as Guarantors, the Lenders as identified therein, Am South Bank as Administrative Agent and SunTrust Bank as Documentation Agent and Euro Loan Agent.

10.28 Note Purchase Agreement dated April 22, 2004 among NN, Inc. as the Borrower and its Subsidiary Guarantors and the Prudential Insurance Company of America as Agent for the Purchase.

21.1      List of Subsidiaries of the Company.

23.1 Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2      Consent of KPMG, LLP, Independent Registered Public Accounting Firm

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