Form 10-K/A
period 2004-12-31
NN INC
filed 2005-04-07
CIK 918541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                                EXPLANATORY NOTE
                            -------------------------


     This Amendment to the Annual Report on Form 10-K for the year ended December 31, 2004 of NN, Inc. is being filed solely to include as Exhibit 23.2 the corrected Consent of Independent Registered Public Accounting Firm.



                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused amendment to its annual report on 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        By:  /S/ RODERICK R. BATY
                                            -----------------------------------
                                                 Roderick R. Baty
                                                 Chairman and Director

                                                 Dated: April 4, 2005

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

21.1      List of Subsidiaries of the Company.

23.1 Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2**    Consent of KPMG, LLP, Independent Registered Public Accounting Firm

31.1** Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act

31.2** Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act

32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act

32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act

--------------
*    Management contract or compensatory plan or arrangement.

**   Filed herewith.