Form 10-Q
period 2005-03-31
NN INC
filed 2005-05-10
CIK 918541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                            ---------    ---------

                         Commission File Number 0-23486


                                    NN, Inc.
             (Exact name of registrant as specified in its charter)


             Delaware                                62-1096725
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

As of May 6, 2005 there were 16,910,579 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                                    NN, Inc.
                                      INDEX


                                                                        Page No.
Part I. Financial Information

Item 1. Financial Statements:

          Consolidated  Statements  of Income and  Comprehensive
          Income for the three months ended March 31, 2005
          and 2004 (unaudited).................................................2

          Condensed  Consolidated  Balance Sheets at March 31, 2005
          and December 31, 2004(unaudited).....................................3

          Consolidated Statements of Changes in Stockholders' Equity
          for the three months ended March 31, 2005 and 2004 (unaudited).......4

          Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)............................5

          Notes to Consolidated Financial Statements (unaudited)...............6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........22

Item 4.   Controls and Procedures.............................................23

Part II.  Other Information

Item 1.   Legal Proceedings...................................................24

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
          of Equity Securities................................................24

Item 3.   Defaults Upon Senior Securities.....................................24

Item 4.   Submission of Matters to a Vote of Security Holders.................24

Item 5.   Other Information...................................................24

Item 6.   Exhibits and Reports on Form 8-K....................................24

Signatures....................................................................25

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
Thousands of Dollars, Except Per Share Data                    2005             2004
-------------------------------------------------------------------------------------

Net sales                                                   $ 86,715         $ 77,632
Cost of products sold (exclusive of depreciation
  shown separately below)                                     67,666           60,390
Selling, general and administrative                            7,484            7,143
Depreciation and amortization                                  4,174            3,999
(Gain) loss on disposal of assets                                  4               (8)
                                                          -----------       ----------
  Income from operations                                       7,387            6,108

Interest expense, net                                            984              841
Other (income) expense                                          (171)             (48)
                                                          -----------       ----------
Income before provision for income taxes                       6,574            5,315
Provision for income taxes                                     2,551            2,097
                                                          -----------       ----------
  Net income                                                   4,023            3,218

Other comprehensive income (loss):
  Unrealized holding gain on securities, net
  of tax                                                         (73)              --
  Foreign currency translation                                (4,070)          (2,489)
                                                          -----------       ----------
     Comprehensive income (loss)                            $   (120)           $ 729
                                                          ===========       ==========

Basic income per common share:                                $ 0.24           $ 0.19
                                                          ===========       ==========

Weighted average shares outstanding                           16,889           16,712
                                                          ===========       ==========

Diluted income per common share:                              $ 0.23           $ 0.19
                                                          ===========       ==========

Weighted average shares outstanding                           17,261           17,189
                                                          ===========       ==========
Cash dividends per common share                             $   0.08         $   0.08
                                                          ===========       ==========

                             See accompanying notes.

                                    NN, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                           March 31,              December 31,
Thousands of Dollars                                                         2005                     2004
---------------------------------------------------------------------- ------------------ ----- ------------------
Assets
Current assets:
  Cash and cash equivalents                                                    $   4,445                $  10,772
  Accounts receivable, net                                                        60,110                   51,597
  Inventories, net                                                                34,272                   35,629
  Income tax receivable                                                            3,072                    4,401
  Other current assets                                                            10,050                    5,939
                                                                       ------------------       ------------------
     Total current assets                                                        111,949                  108,338

Property, plant and equipment, net                                               123,232                  131,169
Goodwill, net                                                                     43,420                   44,457
Other assets                                                                       5,983                    5,905
                                                                       ------------------       ------------------
     Total assets                                                              $ 284,584                $ 289,869
                                                                       ==================       ==================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                             $  42,012                $  45,217
  Dividends payable                                                                1,351                       --
  Accrued salaries and wages                                                      14,285                   16,332
  Income taxes                                                                     3,229                    1,599
  Current maturities of long-term debt                                             7,240                    7,160
  Other current liabilities                                                        5,040                    4,123
                                                                       ------------------       ------------------
     Total current liabilities                                                    73,157                   74,431

Non-current deferred tax liability                                                17,432                   17,857
Long-term loans                                                                   65,031                   67,510
Accrued pension and other                                                         14,305                   14,931
                                                                       ------------------       ------------------
     Total liabilities                                                           169,925                  174,729

Total stockholders' equity                                                       114,659                  115,140
                                                                       ------------------       ------------------
Total liabilities and stockholders' equity                                     $ 284,584                $ 289,869
                                                                       ==================       ==================


                             See accompanying notes.

                                    NN, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                 Common Stock                                           Accumulated
                                            Number                     Additional                         Other
                                              Of           Par          paid in        Retained       Comprehensive
Thousands of Dollars and Shares            Shares         value         capital        Earnings       Income (Loss)        Total
------------------------------------------- ----------- -----------  -------------  --------------  --------------  --------------

Balance, January 1, 2004                        16,712         $168       $ 52,960        $ 43,931         $ 9,409       $ 106,468
   Shares issued                                    --           --              2              --              --               2
   Net income                                       --           --             --           3,218              --           3,218
   Dividends declared                               --           --             --          (1,337)             --          (1,337)
    Other comprehensive income                      --           --             --              --          (2,489)         (2,489)
                                            -----------     --------    -----------    ------------   -------------    ------------
Balance, March 31, 2004                         16,712         $168       $ 52,962        $ 45,812         $ 6,920       $ 105,862
                                            ===========     ========    ===========    ============   =============    ============

Balance, January 1, 2005                        16,777         $168       $ 53,423        $ 45,676         $15,873       $ 115,140
  Shares issued                                    134            2            988              --              --             990
  Net income                                        --           --             --           4,023              --           4,023
  Dividends declared                                --           --             --          (1,351)             --          (1,351)
  Unrealized holding gain on securities             --           --             --              --             (73)            (73)
  Other comprehensive income                        --           --             --              --          (4,070)         (4,070)
                                            -----------     --------    -----------    ------------   -------------    ------------
Balance, March 31, 2005                         16,911         $170       $ 54,411        $ 48,348         $11,730       $ 114,659
                                            ===========     ========    ===========    ============   =============    ============


























                             See accompanying notes.

                                    NN, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                           March 31,
Thousands of Dollars                                                                   2005            2004
--------------------------------------------------------------------------------   ------------    -----------

Operating Activities:
  Net income                                                                           $ 4,023       $  3,218
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                                        4,174          3,999
    (Gain) loss on disposals of property, plant and equipment                                4             (8)
    Amortization of debt issue costs                                                        59             54
    Changes in operating assets and liabilities:
      Accounts receivable                                                               (9,990)        (8,859)
      Inventories                                                                          417          2,348
      Income tax receivable                                                              1,097             --
      Other current assets                                                              (3,598)            67
      Other assets                                                                        (183)          (129)
      Accounts payable                                                                  (1,600)         3,835
      Other liabilities                                                                  1,086          1,625
                                                                                   ------------    -----------
      Net cash provided by (used in) operating activities                               (4,511)         6,150
                                                                                   ------------    -----------
Investing Activities:

Acquisition of property, plant, and equipment                                             (832)        (2,322)
      Proceeds from disposals of property, plant and equipment                              --             36
                                                                                    -----------    -----------
      Net cash used in investing activities                                               (832)        (2,286)
                                                                                    -----------    -----------
Financing Activities:
Proceeds from short-term debt                                                               --          1,000
Repayment of long-term debt                                                             (1,289)        (2,584)
Proceeds from issuance of stock                                                            990              2
                                                                                    -----------    -----------
      Net cash used in financing activities                                               (299)        (1,582)
                                                                                    -----------    -----------
Effect of exchange rate changes on cash and cash equivalents                              (685)          (117)

Net Change in Cash and Cash Equivalents                                                 (6,327)         2,165
Cash and Cash Equivalents at Beginning of Period                                        10,772          4,978
                                                                                   ------------    -----------
Cash and Cash Equivalents at End of Period                                             $ 4,445       $  7,143
                                                                                   ============    ===========



                             See accompanying notes.

                                    NN, Inc.
                   Notes To Consolidated Financial Statements
                                   (unaudited)

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the "Company") have not been audited by our independent registered public accounting firm, except that the balance sheet at December 31, 2004 is derived from the Company's audited financial statements. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 2005 and 2004, the Company's financial position at March 31, 2005 and December 31, 2004, and the cash flows for the three month period ended March 31, 2005 and 2004. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms "NN", "the Company", "we", "our", or "us" mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These Condensed, Consolidated, Unaudited Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and the Notes thereto included in our most recent annual report on Form 10-K which we filed with the Securities and Exchange Commission on March 16, 2005.

The results for the first quarter of 2005 are not necessarily indicative of future results.

Note 2. Derivative Financial Instruments

We have an interest rate swap accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Standard requires the recognition of all derivative instruments on the balance sheet at fair value. The Standard allows for hedge accounting if certain requirements are met including documentation of the hedging relationship at inception and upon adoption of the Standard.

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

As of March 31, 2005, the fair value of the swap was approximately $154,000, which is recorded in other non-current liabilities. The change in fair value during the three month periods ended March 31, 2005 and 2004 was a loss of approximately $14,000 and $8,000, respectively, which have been included as a component of other (income) expense.

Note 3.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                           March 31,           December 31,
                                               2005                 2004
                                      -------------------    -------------------
Raw materials                                $  8,265               $  8,584
Work in process                                 6,541                  6,356
Finished goods                                 21,086                 22,334
Less inventory reserves                        (1,620)                (1,645)
                                      -------------------    -------------------
                                             $ 34,272               $ 35,629
                                      ===================    ===================

Inventories on consignment at customer locations as of March 31, 2005 and December 31, 2004 were $3,963 and $3,755, respectively.

Note 4.  Net Income Per Share

                                                                                       Three Months Ended
                                                                                            March 31,
Thousands of Dollars, Except Share and Per Share Data                               2005                   2004
------------------------------------------------------                      -------------------    ------------------
Net income                                                                         $     4,023            $     3,218
                                                                            ===================    ==================
Weighted average basic shares                                                       16,888,524             16,711,651
Effect of dilutive stock options                                                       372,260                477,099
                                                                           -------------------    -------------------
Weighted average dilutive shares outstanding                                        17,260,784             17,188,750
                                                                            ===================    ==================
Basic net income per share                                                               $0.24                  $0.19
                                                                            ===================    ==================
Diluted net income per share                                                             $0.23                  $0.19
                                                                            ===================    ==================

Excluded from the shares outstanding for each of the periods ended March 31, 2005 and 2004 were 357,000 and 438,000 antidilutive options, respectively, which had exercise prices of $12.62 as of March 31, 2005 and March 31, 2004.

Note 5.  Segment Information

During 2005 and 2004, the Company's reportable segments are based on differences in product lines and geographic locations and are divided among Domestic Ball and Roller, European operations ("NN Europe") and Plastic and Rubber Components. The Domestic Ball and Roller Segment is comprised of two manufacturing facilities in the eastern United States. Additionally, costs related to our start-up operation in China and corporate office costs are included in the Domestic Ball and Roller Segment. The NN Europe Segment is comprised of precision ball manufacturing facilities located in Kilkenny, Ireland, Eltmann, Germany, Pinerolo, Italy, Veenendaal, The Netherlands ("Veenendaal") which is a tapered roller and metal cage manufacturing operation and Kysucke Nove Mesto, Slovakia, which began production in 2004. See Note 6, "Acquisitions, Joint Ventures and New Business Expansion". All of the facilities in the Domestic Ball and Roller Segment are engaged in the production of precision balls and rollers used primarily in the bearing industry. All of the facilities in the NN Europe Segment are engaged in the production of precision balls used primarily in the bearing industry except for Veenendaal which is engaged in the production of tapered rollers and cages for use primarily in the bearing industry. The Plastic and Rubber Components Segment is comprised of the Industrial Molding Corporation ("IMC") business, located in Lubbock, Texas and The Delta Rubber Company ("Delta") business, located in Danielson, Connecticut. IMC is engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, fiber optic and office automation markets. Delta is engaged principally in the production of engineered bearing seals used principally in automotive, industrial, agricultural, mining and aerospace applications.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We evaluate segment performance based on profit or loss from operations before income taxes. We account for inter-segment sales and transfers at current market prices; however, we did not have any material inter-segment transactions during the three month periods ended March 31, 2005 or 2004.

                                                                 Three Months Ended March 31,
                                                     2005                                           2004
                                                                 Plastic and      Domestic                      Plastic and
                                Domestic Ball    NN Europe         Rubber          Ball &       NN Europe         Rubber
Thousands of Dollars              & Roller        Segment        Components        Roller        Segment        Components
-------------------------------- ------------ ---------------- ---------------- ------------- --------------- ----------------
Revenues from external              $ 15,927       $ 55,937         $ 14,851      $ 14,427        $ 50,055         $ 13,150
customers
Segment pretax profit                  1,322          4,550              702           767           3,790              758
Segment assets                        52,250        171,380           60,954        50,033         160,321           57,671

Note 6.  Acquisitions, Joint Ventures and New Business Expansion

During 2004, we formed a wholly-owned subsidiary, NN Precision Bearing Products Company, LTD, ("NN Asia)". This subsidiary, which is expected to begin precision ball production during the second half of 2005, will be located in the Kunshan Economic and Technology Development Zone, Jiangsu, The People's Republic of China and is a component of our strategy to globally expand our manufacturing base. The costs incurred as a result of this start-up for the three month periods ended March 31, 2005 and 2004 of approximately $0.2 million and $0.1 million, respectively, were expensed and are included in the Domestic Ball and Roller Segment.

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

Note 7. Pension

In December 2003 the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132R revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 132R requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. At March 31, 2005, we have complied with the disclosure requirements of SFAS No. 132R.

We have a defined benefit pension plan covering the employees at our Eltmann, Germany facility. The benefits are based on the expected years of service including the rate of compensation increase. The plan is unfunded.

         Components of Net Periodic Pension Cost:

                                                            Three months ended
                                                                  March 31,
         (in thousands of dollars)                          2005          2004
         --------------------------------------------      --------     --------
         Service cost                                           $27          $26
         Interest cost                                           60           58
                                                           --------      -------
         Net periodic pension cost                              $87          $84
                                                           ========      =======

We expect to contribute approximately $0.3 million to our pension plan in 2005. As of March 31, 2005, approximately $0.1 million of contributions have been made.

Note 8. New Accounting Pronouncements

In March 2005 the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impacts of FIN 47 on the Company's consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods. SFAS No. 123R was effective for annual periods beginning after June 15, 2005 and applies to all outstanding and unvested share-based payment awards. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). We are currently evaluating the impacts of SFAS No. 123R on the Company's consolidated financial statements.

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

Note 9.  Long-Term Debt and Short-Term Debt

On May 1, 2003 in connection with the purchase of SKF's Veenendaal component manufacturing operations and SKF's 23 percent interest in Euroball, we entered into a $90 million syndicated credit facility with AmSouth Bank ("AmSouth") as the administrative agent and Suntrust Bank as the Euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million Euros ($29.6 million) (the "$90 million credit facility"). This financing arrangement replaced our prior credit facility with AmSouth and Hypo Vereinsbank Luxembourg, S.A. The credit facility as originally entered into consisted of a $30.0 million revolver ("$30.0 million revolver") expiring on March 15, 2005, subsequently extended to June 30, 2007 bearing interest at a floating rate equal to LIBOR (3.12% at March 31, 2005) plus an applicable margin of 1.25% to 2.0%, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR plus an applicable margin of 1.25% to 2.0% and a 26.3 million Euro ($29.6 million) term loan ("26.3 million Euro term loan") expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR plus an applicable margin of 1.25% to 2.0%. All amounts owed under the $30.4 million term loan were paid during the second quarter of 2004 with the proceeds from our $40 million notes and we no longer have borrowing capacity under that portion of the $90 million credit facility. The terms of the $30.0 million revolver and the
26.3 million Euro term loan remain unchanged. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in the Company's business. The credit agreement is un-collateralized except for the pledge of stock of certain foreign subsidiaries. We were in compliance with all such covenants as of March 31, 2005.

On April 26, 2004 we issued $40.0 million aggregate principal amount of senior notes in a private placement (the "$40 million notes"). These notes bear interest at a fixed rate of 4.89% and mature on April 26, 2014. Interest is paid semi-annually. As of March 31, 2005, $40.0 million remained outstanding. Annual principal payments of approximately $5.7 million begin on April 26, 2008 and extend through the date of maturity. Proceeds from this credit facility were used to repay our existing US dollar denominated term loan, $24 million, and repay a portion, of our borrowings under our US dollar denominated revolving credit facility, $13 million, which are both components of our $90 million credit facility, and to repay other short term borrowings totaling approximately $4.7 million. The agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. We were in compliance with all such covenants as of March 31, 2005. The notes are not collateralized except for the pledge of stock of certain foreign subsidiaries. We incurred $0.7 million of related costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes.

The fair value of our fixed rate long-term borrowings are estimated using discounted cash flow analysis based on our incremental borrowing rates for similar types of borrowing arrangements. We estimate the fair value of the $40 million notes to be $40.2 million at March 31, 2005 and $40.4 million at December 31, 2004.

Note 10. Goodwill

The changes in the carrying amount of goodwill for the three month period ended March 31, 2005 and the twelve month period ended December 31, 2004 are as follows:


In thousands of dollars                              Plastic and Rubber
                                                     Components Segment     NN Europe Segment        Total
                                                   ------------------------ ------------------- ---------------

Balance as of January 1, 2004                                     $ 25,755            $ 17,138         $ 42,893
Currency impacts                                                        --               1,564            1,564
                                                   ------------------------ ------------------- ---------------
Balance as of December 31, 2004                                   $ 25,755            $ 18,702         $ 44,457
                                                   ======================== =================== ===============

In thousands of dollars                              Plastic and Rubber
                                                     Components Segment     NN Europe Segment        Total
                                                   ------------------------ ------------------- ---------------
Balance as of January 1, 2005                                     $ 25,755            $ 18,702         $ 44,457
Currency impacts                                                        --              (1,037)          (1,037)
                                                   ------------------------ ------------------- ---------------
Balance as of March 31, 2005                                      $ 25,755            $ 17,665         $ 43,420
                                                   ======================== =================== ===============

Note 11. Stock Compensation

We have adopted the provisions of SFAS 123, which encourages but does not require a fair value based method of accounting for stock compensation plans. We have elected to continue accounting for our stock compensation plan using the intrinsic value based method under Accounting Principals Board ("APB") Opinion No. 25 and, accordingly, have not recorded compensation expense for the three month periods ended March 31, 2005 or March 31, 2004 except as related to stock options accounted for under the variable method of accounting. Had compensation cost for our stock compensation plan been determined based on the fair value at the option grant dates, our net income and earnings per share would have been reduced to the pro-forma amounts indicated below:


                                                                                Three months ended
                                                                                    March 31,
In Thousands, Except per Share Data                                          2005             2004
---------------------------------------------------------------------    -------------     -----------
Net income - as reported                                                      $ 4,023          $3,218
 Stock based compensation costs (income), net of income tax,
     included in net income as reported                                           (61)            (67)
 Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been
     applied                                                                     (251)             (7)
                                                                         -------------     -----------
Net income - pro-forma                                                        $ 3,711          $3,144
                                                                         =============     ===========
Basic earnings per share - as reported                                        $  0.24          $ 0.19
 Stock based compensation costs (income), net of income tax,
 included in net income as reported                                                --              --
 Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been
     applied                                                                    (0.01)             --
                                                                         -------------     -----------
Basic earnings per share - pro-forma                                          $  0.23          $ 0.19
                                                                         =============     ===========

Earnings per share-assuming dilution - as reported                            $  0.23          $ 0.19
 Stock based compensation costs (income), net of income tax,
     included in net income as reported                                            --              --
 Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been
     applied                                                                    (0.01)             --
                                                                         -------------     -----------
Earnings per share - assuming dilution-pro-forma                              $  0.22          $ 0.19
                                                                         =============     ===========

The fair value of each option grant was estimated based on actual information available through March 31, 2005 and 2004 using the Black Scholes option-pricing model with the following assumptions:

Term                    Vesting period
----                    -------------------
Risk free interest rate 4.00% and 3.85% at March 31, 2005 and 2004, respectively
Dividend yield          2.60% and 2.74% at March 31, 2005 and 2004, respectively
Volatility            48.38% and 49.16% at March 31, 2005 and 2004, respectively

Note 12. Lease Commitment

On June 1, 2004, our wholly owned subsidiary, NN Precision Bearing Products Company LTD, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building (approximately 110,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People's Republic of China. The building will be newly constructed and we expect to begin usage of the leased property during the second half of 2005. The land and building remain under the control of the lessor until such time as usage of the leased property commences. The agreement satisfied the requirements of a capital lease at June 1, 2004 and we anticipate recording the lease as a capital lease in our Consolidated Financial Statements when usage of the leased property begins. Accordingly, as of March 31, 2005, no amount has been recorded related to the asset and corresponding obligation associated with the lease agreement in our Consolidated Financial Statements. We estimate the fair value of the land and building to be approximately $2.0 million and undiscounted annual lease payments of approximately $0.2 million (approximately $4.1 million aggregate non-discounted lease payments over the twenty year term). The lease term includes a fair value buy-out provision and the option to extend the lease term under the same terms and conditions as the original agreement.

Note 13. Restructuring Charges

Eltmann, Germany Restructuring
------------------------------

During the fourth quarter of 2004, the Company's NN Europe subsidiary, a component of the Company's NN Europe Segment, announced a reduction in staffing at its Eltmann, Germany ball production facility. This restructuring will affect approximately 86 employees and is expected be completed during 2005. As a result, during 2004, the Company recorded restructuring charges of approximately 1,700 Euro ($2,290) related to severance costs of approximately $2,115 and other related charges of approximately $175. The workforce reduction is a result of the Company's continuing strategy of rationalizing its global manufacturing capacity and transfer of production principally to its facility in Kysucke Nove Mesto, Slovakia. The charges were recorded in restructuring and impairment costs, a component of income from operations in the fourth quarter of 2004.

The following summarizes the restructuring charges related to the restructuring at the Company's Eltmann, Germany facility for the twelve months ended December 31, 2004 and the three months ended March 31, 2005:

Three months ended March 31, 2005

                                Reserve                                                   Reserve
                               Balance at                    Paid in        Currency     Balance at
                                12/31/04       Charges         2005          Impacts      03/31/05
--------------------------- --------------- -------------- ------------   ------------- -------------
Severance and other             $ 2,290           $ --           $ 184         $ (86)     $ 2,020
employee costs
--------------------------- --------------- -------------- ------------   ------------- -------------
                                $ 2,290           $ --           $ 184         $ (86)     $ 2,020
--------------------------- --------------- -------------- ------------   ------------- -------------

Twelve months ended December 31, 2004
--------------------------------------

                                                 Charges       Paid in 2004      Reserve Balance at
                                                                                        12/31/04
                                              --------------  ---------------   ---------------------

-------------------------------------------- ---------------  ---------------   ---------------------
Severance and other employee costs               $2,290             --                    $2,290
-------------------------------------------- ---------------  ---------------   ---------------------
Total                                            $2,290             --                    $2,290
-------------------------------------------- ===============  ===============   =====================

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

     o    Cost of products sold levels

     o    Selling, general and administrative expense levels

     o    Net income

     o    Cash flow from operations and capital spending

Our core business is the manufacture and sale of high quality, precision steel balls and rollers. In 2004, sales of balls and rollers accounted for approximately 77% of the Company's total net sales with 59% and 18% of sales from balls and rollers, respectively. Sales of metal bearing retainers accounted for 6% and sales of precision molded plastic and rubber parts accounted for the remaining 17%.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net Sales. Net sales increased by approximately $9.1 million, or 11.7%, from $77.6 million in the first quarter of 2004 to $86.7 million in the first quarter of 2005. By segment, net sales increased by $5.9 million for the NN Europe Segment, $1.7 million for the Plastic and Rubber Components Segment and $1.5 million for the Domestic Ball and Roller Segment. Within the NN Europe Segment, approximately $3.4 million of the increase is related to the impact of foreign currency exchange rates, approximately $1.6 million is related to price adjustments associated with raw material pass through and approximately $0.9 million is related to increased product demand. Within the Plastic and Rubber Components Segment, approximately $0.4 million is related to price adjustments associated with raw material pass through and approximately $1.3 million is related to increased product demand. Within the Domestic Ball and Roller Segment, approximately $1.1 million of the increase is related to price adjustments associated with raw material pass through and $0.4 million is related to increased product demand.

Cost of Products Sold. Cost of products sold increased by approximately $7.3 million, or 12.0%, from $60.4 million in the first quarter of 2004 to $67.7 million for the first quarter of 2005. By segment, cost of products sold increased by $4.8 million for the NN Europe Segment, $1.9 million for the Plastic and Rubber Components Segment and $0.6 million for the Domestic Ball and Roller Segment. Within the NN Europe Segment, approximately $2.7 million of the increase is related to the impact of foreign currency exchange rates and approximately $2.1 million is related to increased product demand, material cost increases and inventory management efforts. Within the Plastic and Rubber Components Segment, the increase of approximately $1.9 million is related to increases in product demand and material cost increases. Within the Domestic Ball and Roller Segment, the increase of approximately $0.6 million is related to increased product demand. As a percentage of net sales, cost of products sold increased from 77.8% during the first quarter of 2004 to 78.0% during the first quarter of 2005.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $0.3 million, or 4.8%, from $7.2 million in the first quarter of 2004 to $7.5 million for the first quarter of 2005. Approximately $0.2 million of the increase is related to the impact of foreign currency exchange rates within the NN Europe Segment and approximately $0.1 million of the increase is a result of costs incurred at our China start-up operation. As a percentage of net sales, selling, general and administrative expenses decreased from 9.2% during the first quarter of 2004 to 8.6% during the first quarter of 2005.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.2 million, or 4.4%, from $4.0 million in the first quarter of 2004 to $4.2 million in the first quarter of 2005. Principally all of the $0.2 million increase is related to the impact of foreign currency exchange rates within the NN Europe Segment. As a percentage of net sales, depreciation and amortization expense decreased from 5.2% during the first quarter of 2004 to 4.8% during the first quarter of 2005.

Interest Expense. Interest expense increased by $0.2 million, or 17.0%, from $0.8 million in the first quarter of 2004 to $1.0 million in the first quarter of 2005. The increase is principally related to increase in market interest rates and our April 26, 2004 issuance of our $40.0 million aggregate principal amount of senior notes in a private placement. These notes bear interest at a fixed rate of 4.89%. See "Liquidity and Capital Resources".

Net Income. Net income increased by approximately $0.8 million, or 25.0%, from $3.2 million in the first quarter of 2004 to $4.0 million in the first quarter of 2005. As a percentage of net sales, net income increased from 4.1% during the first quarter of 2004 to 4.6% during the first quarter of 2005.

Liquidity and Capital Resources

On May 1, 2003 in connection with the purchase of SKF's Veenendaal component manufacturing operations and SKF's 23 percent interest in NN Europe, we entered into a new $90 million syndicated credit facility with AmSouth as the administrative agent and Suntrust Bank as the Euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million Euros ($29.6 million) (the "$90 million credit facility") This new financing arrangement replaced our prior credit facility with AmSouth and NN Europe's credit facility with Hypo Vereinsbank Luxembourg, S.A. The credit facility consists of a $30.0 million revolver expiring on June 30, 2007, bearing interest at a floating rate equal to LIBOR (3.12% at March 31, 2005) plus an applicable margin of 1.25% to 2.0%, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR plus an applicable margin of 1.25% to 2.0% and a 26.3 million Euro ($29.6 million) term loan expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.14% at March 31, 2005) plus an applicable margin of 1.25% to 2.0%. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. The credit facility is not collateralized except for the pledge of stock of certain foreign subsidiaries. We were in compliance with all such covenants as of March 31, 2005.

On April 26, 2004 we issued $40.0 million aggregate principal amount of senior notes in a private placement. These notes bear interest at a fixed rate of 4.89% and mature on April 26, 2014. Interest is paid semi-annually. Annual principal payments begin on April 26, 2008 and extend through the date of maturity. Proceeds from this credit facility were used to repay our existing US dollar denominated term loan and repay a portion of our borrowings under our US dollar denominated revolving credit facility, which are both components of our $90 million credit facility, and to repay other short term borrowings totaling approximately $4.7 million. The agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. We were in compliance with all such covenants as of March 31, 2005. The notes are not collateralized except for the pledge of stock of certain foreign subsidiaries.

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

We bill and receive payment from some of our customers in Euros as well as other currencies. To date, we have not been materially adversely affected by currency fluctuations. Nonetheless, as a result of these sales, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of March 31, 2005, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories, was $38.8 million at March 31, 2005 as compared to $33.9 million at December 31, 2004. The ratio of current assets to current liabilities increased from 1.46:1 at December 31, 2004 to 1.53:1 at March 31, 2005. Cash flow from operations decreased to ($4.5 million) during the first three months of 2005 from $6.2 million during the first three months of 2004.

During 2005, we plan to spend approximately $9.1 million on capital expenditures related primarily to equipment and process upgrades and replacements and approximately $7.9 million principally related to geographic expansion of our manufacturing base. Of these amounts approximately $0.8 million has been spent through March 31, 2005. We intend to finance these activities with cash generated from operations and funds available under the credit facilities described above. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our working capital needs and projected capital expenditure requirements through December 2005.

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

Inflation and Changes in Prices

While the Company's operations have not been materially affected by inflation during recent years, prices for 52100 Steel, engineered resins and other raw materials purchased by the Company are subject to material change, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Management Focus". For example due to an increase in worldwide demand for 52100 Steel and the decrease in the value of the United States dollar relative to foreign currencies, the Company experienced an increase in the price of 52100 Steel and may experience difficulty in obtaining an adequate supply of 52100 Steel from its existing suppliers. In our U.S. operations our typical pricing arrangements with steel suppliers are subject to adjustment once every six months. The Company's NN Europe Segment has entered into long term agreements with its primary steel supplier which provide for standard terms and conditions and annual pricing adjustments to offset material price fluctuations in steel and quarterly scrap surcharge adjustments. The Company typically reserves the right to increase product prices periodically in the event of increases in its raw material costs. In the past, the Company has been able to minimize the impact on its operations resulting from the 52100 Steel price fluctuations by taking such measures. However, by contract, material price changes in any given year are passed along with price adjustments in January of the following year. Certain sales agreements are in effect with SKF and INA, which provide for minimum purchase quantities and specified, annual sales price adjustments that may be modified up or down for changes in material costs. These agreements expire during 2006 and 2008.

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2004 including those policies as discussed in
Note 1. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding the Company's business operations, financial condition and results of operations. There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies.

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

Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 48% of consolidated net sales in 2004, and sales to INA accounted for approximately 14% of consolidated net sales in 2004. During 2004, our ten largest customers accounted for approximately 81% of our consolidated net sales. None of our other customers individually accounted for more than 5% of our consolidated net sales for 2004. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our profit margin and cash flows from operations.

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

Acquiring businesses that complement or expand our operations has been and continues to be an important element of our business strategy. This strategy calls for growth through acquisitions constituting approximately two-thirds of our future growth, with the remainder resulting from internal growth and market penetration. We bought our plastic bearing component business in 1999, formed NN Europe with our two largest bearing customers, SKF and INA, in 2000 and acquired our bearing seal operations in 2001. During 2002, we purchased INA's minority interest in NN Europe and on May 2, 2003 we acquired SKF's minority interest in NN Europe, to become the sole owner at NN Europe. On May 2, 2003 we acquired SKF's tapered roller and metal cage manufacturing operations in Veenendaal, The Netherlands. On October 9, 2003 we acquired the precision ball producing assets of KLF-Gulickaren in Kysucke Nove Mesto, Slovakia. We cannot assure you that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future. In addition, we may borrow funds to acquire other businesses, increasing our interest expense and debt levels. Our inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to our use of certain financial instruments as well as transacting in various foreign currencies. To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At March 31, 2005, we had $51.8 million outstanding under the domestic credit facilities and NN Europe had 15.8 million Euro ($20.5 million) outstanding under the Euro term loan. See Note 8 of the Notes to Consolidated Financial Statements. At March 31, 2005, a one-percent increase in the interest rate charged on our outstanding borrowings under both credit facilities would result in interest expense increasing annually by approximately $0.5 million. In connection with a variable EURIBOR rate debt financing in July 2000 our majority owned subsidiary, NN Europe entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for us to receive variable Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to principal payments on the underlying debt over the life of the swap. This original debt was repaid in May 2003, however, the swap remains pursuant to its original terms. On May 1, 2003, we entered into the $90 million credit facility. This new financing arrangement replaces our prior credit facility with AmSouth and NN Europe's credit facility with Hypo Vereinsbank Luxembourg, S.A., see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our NN Europe Segment, bills and receives payments from some of its foreign customers in their own currency. To date, we have not been materially adversely affected by currency fluctuations of foreign exchange restrictions. However, to help reduce exposure to foreign currency fluctuation, management has incurred debt in Euros and has periodically used foreign currency hedges. These currency hedging programs allow management to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency hedging instruments as of March 31, 2005.

Item 4. Controls and Procedures

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Pincipal Accounting Officer, concluded that the Company's disclosure controls and procedures are effective.

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

Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

     a.   Exhibits Required by Item 601 of Regulation S-K

     10.1 Amendment No. 5 dated March 30, 2005, to the Credit Agreement dated May 1, 2003, among NN, Inc. and NN Europe ApS as the Borrowers, the subsidiaries as Guarantors, the Lenders as identified therein, Am South Bank as Administrative Agent and Sun Trust as Documentation Agent and Euro Loan Agent.

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

     b.   Reports on Form 8-K

          The Company furnished a Form 8-K, in response to Items 12 and 7, on February 28, 2005 announcing its fourth quarter and fiscal year 2004 earnings.

          The Company furnished a Form 8-K on January 3, 2005 announcing the sale of its Walterboro plant facility and the recording of a charge for loss on sale of fixed assets.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           NN, Inc.
                                          --------------------------------------
                                          (Registrant)


Date:    May 10, 2005                     /s/ Roderick R. Baty
        --------------                        ----------------------------------
                                              Roderick R. Baty,
                                              Chairman, President and
                                              Chief Executive Officer
                                              (Duly Authorized Officer)


Date:    May 10, 2005                    /s/  Steven W. Fray
        --------------                        ----------------------------------
                                              Steven W. Fray
                                              Corporate Controller
                                              (Principal Accounting Officer)
                                              (Duly Authorized Officer)