Form 10-Q
period 2005-06-30
NN INC
filed 2005-08-09
CIK 918541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

As of August 1, 2005 there were 17,176,172 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                                    NN, Inc.
                                      INDEX


                                                                        Page No.
Part I.  Financial Information

Item 1.  Financial Statements:

     Consolidated  Statements of Income and  Comprehensive  Income
     for the three and six months ended June 30, 2005 and 2004
     (Unaudited)............................................................   2

     Condensed Consolidated Balance Sheets at June 30, 2005
     and December 31, 2004 (unaudited)......................................   3

     Consolidated Statements of Changes in Stockholders' Equity for the
     six months ended June 30, 2005 and 2004 (unaudited)....................   4

     Consolidated Statements of Cash Flows for the six months ended
     June 30, 2005 and 2004 (unaudited).....................................   5

     Notes to Consolidated Financial Statements (unaudited).................   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................  14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........  24

Item 4.  Controls and Procedures............................................  24

Part II.  Other Information

Item 1.  Legal Proceedings..................................................  25

Item 2.  Changes in Securities and Use of Proceeds..........................  25

Item 3.  Defaults Upon Senior Securities....................................  25

Item 4.  Submission of Matters to a Vote of Security Holders................  25

Item 5.  Other Information..................................................  25

Item 6.  Exhibits and Reports on Form 8-K...................................  26

Signatures..................................................................  27

                           PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
(Thousands of Dollars, Except Per Share Data)             2005            2004           2005             2004
---------------------------------------------------   -----------     -----------    ------------     ------------

Net sales                                              $   83,787         $75,265       $ 170,502         $152,897
Cost of products sold (exclusive of depreciation
     shown separately below)                               66,005          58,937         133,670          119,326
Selling, general and administrative                         7,297           8,041          14,782           15,184
Depreciation and amortization                               4,130           3,969           8,303            7,918
Loss on disposal of assets                                      2              --               6               --
                                                      -----------     -----------    ------------     ------------
  Income from operations                                    6,353           4,318          13,741           10,469

Interest expense, net                                       1,025             932           2,008            1,824
Other (income) expense, net                                  (168)             25            (340)             (31)
                                                      -----------     -----------    ------------     ------------
Income before provision for income taxes                    5,496           3,361          12,073            8,676
Provision for income taxes                                  2,184           1,375           4,736            3,472
                                                      -----------     -----------    ------------     ------------
    Net income                                              3,312           1,986           7,337            5,204

Other comprehensive income (loss):
     Unrealized holding gain on securities,
        net of tax                                             --              --             (73)              --
     Foreign currency translation                          (5,895)           (524)         (9,965)          (3,013)
                                                      -----------     -----------    ------------     ------------
     Comprehensive income (loss)                       $   (2,583)        $ 1,462       $  (2,701)        $  2,191
                                                      ===========     ===========    ============     ============

Basic income per common share:                         $     0.20         $  0.12       $    0.43         $   0.31
                                                      ===========     ===========    ============     ============

  Weighted average shares outstanding                      16,971          16,721          16,914           16,713
                                                      ===========     ===========    ============     ============

Diluted income per common share:                       $     0.19         $  0.12       $    0.43         $   0.30
                                                      ===========     ===========    ============     ============

  Weighted average shares outstanding                      17,328          17,177          17,252           17,176
                                                      ===========     ===========    ============     ============

Cash dividends per common share                        $     0.08         $  0.08       $    0.16         $   0.16
                                                      ===========     ===========    ============     ============




                             See accompanying notes.

                                    NN, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                           June 30,               December 31,
(Thousands of Dollars)                                                       2005                     2004
---------------------------------------------------------------------- ------------------ ----- ------------------
Assets
Current assets:
  Cash and cash equivalents                                                    $   8,038                $  10,772
  Accounts receivable, net                                                        56,554                   51,597
  Inventories, net                                                                33,161                   35,629
  Income tax receivable                                                            2,837                    4,401
  Other current assets                                                             9,183                    5,939
                                                                       ------------------       ------------------
     Total current assets                                                        109,773                  108,338

Property, plant and equipment, net                                               115,214                  131,169
Goodwill, net                                                                     42,044                   44,457
Other assets                                                                       5,840                    5,905
                                                                       ------------------       ------------------
     Total assets                                                              $ 272,871                $ 289,869
                                                                       ==================       ==================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                             $  38,869                $  45,217
  Accrued salaries and wages                                                      13,944                   16,332
  Income taxes                                                                     3,459                    1,599
  Current maturities of long-term debt                                             7,255                    7,160
  Other current liabilities                                                        3,061                    4,123
                                                                       ------------------       ------------------
     Total current liabilities                                                    66,588                   74,431

Non-current deferred tax liability                                                16,760                   17,857
Long-term debt                                                                    64,669                   67,510
Accrued pension and other                                                         13,009                   14,931
                                                                       ------------------       ------------------
     Total liabilities                                                           161,026                  174,729

Total stockholders' equity                                                       111,845                  115,140
                                                                       ------------------       ------------------

Total liabilities and stockholders' equity                                     $ 272,871                $ 289,869
                                                                       ==================       ==================








                             See accompanying notes.

                                    NN, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)


                                                    Common Stock                                       Accumulated
                                              Number                    Additional                       Other
                                                Of           Par         paid in       Retained       Comprehensive
(Thousands of Dollars and Shares)             Shares        value        capital       Earnings       Income (Loss)       Total
------------------------------------------- ----------     --------    -----------   -------------   --------------   -----------

Balance, January 1, 2004                        16,712         $168       $ 52,960        $ 43,931       $  9,409       $ 106,468
  Shares issued                                     15           --             89              --             --              89
  Net income                                        --           --             --           5,204             --           5,204
  Dividends declared                                --           --             --          (2,674)            --          (2,674)
  Other comprehensive income (loss)                 --           --             --              --         (3,013)         (3,013)
                                            ----------     --------    -----------    ------------   ------------     -----------

Balance, June 30, 2004                          16,727         $168       $ 53,049        $ 46,461       $  6,396       $ 106,074
                                            ==========     ========    ===========    ============   ============     ===========

Balance, January 1, 2005                        16,777         $168       $ 53,423        $ 45,676       $ 15,873       $ 115,140
  Shares issued                                    285            3          2,120              --             --           2,123
  Net income                                        --           --             --           7,337             --           7,337
  Dividends declared                                --           --             --          (2,717)            --          (2,717)
  Unrealized holding gain on
    available for sale securities                   --           --             --              --            (73)            (73)
  Other comprehensive income (loss)                 --           --             --              --         (9,965)         (9,965)
                                            ----------     --------    -----------    ------------   ------------     -----------
Balance, June 30, 2005                          17,062         $171       $ 55,543        $ 50,296       $  5,835       $ 111,845
                                            ==========     ========    ===========    ============   ============     ===========





























                             See accompanying notes.

                                    NN, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                            June 30,
(Thousands of Dollars)                                                                2005            2004
---------------------------------------------------------------------------------- ------------ -- ----------
Operating Activities:
  Net income                                                                           $ 7,337        $ 5,204
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation and amortization                                                        8,303          7,918
    Amortization of debt issue costs                                                       119            106
    Write-off of unamortized debt issue costs                                               --            260
    Gain (loss) on disposal of property, plant and equipment                                 6             (2)
    Changes in operating assets and liabilities:
      Accounts receivable                                                               (8,563)        (7,951)
      Inventories                                                                          277          3,694
      Other current assets                                                              (2,969)            86
      Other assets                                                                        (314)          (222)
      Accounts payable                                                                  (4,549)         2,959
      Income tax receivable                                                              1,274          1,259
      Other liabilities                                                                   (599)            81
                                                                                    ----------    -----------
         Net cash provided by operating activities                                         322         13,392
                                                                                    ----------    -----------
Investing Activities:
 Acquisition of property, plant, and equipment                                          (2,906)        (5,178)
 Proceeds from disposals of property, plant and equipment                                   --             87
                                                                                   ------------    ----------
         Net cash used by investing activities                                          (2,906)        (5,091)
                                                                                   ------------    ----------
Financing Activities:
 Proceeds from long-term debt                                                               --         40,000
 Proceeds from short-term debt                                                             899             --
 Increase in cash from reclassification of book overdraft                                2,008             --
 Debt issue costs paid                                                                      --           (703)
 Repayment of long-term debt                                                            (1,560)       (41,075)
 Repayment of short-term debt                                                               --         (2,000)
 Proceeds from issuance of stock                                                         2,123             90
 Dividends paid                                                                         (2,717)        (2,674)
                                                                                   ------------    ----------
         Net cash provided (used) by financing activities                                  753         (6,362)
                                                                                   ------------    ----------
Effect of exchange rate changes on cash and cash equivalents                              (903)          (273)

Net Change in Cash and Cash Equivalents                                                 (2,734)         1,666
Cash and Cash Equivalents at Beginning of Period                                        10,772          4,978
                                                                                    ------------    ---------
Cash and Cash Equivalents at End of Period                                             $ 8,038        $ 6,644
                                                                                   ============    ==========






                             See accompanying notes.

                                    NN, Inc.
                   Notes To Consolidated Financial Statements
                                   (unaudited)


Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the "Company") have not been audited by our independent registered public accounting firm, except that the balance sheet at December 31, 2004 is derived from the Company's audited financial statements. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 2005 and 2004, the Company's financial position at June 30, 2005 and December 31, 2004, and the cash flows for the six month periods ended June 30, 2005 and 2004. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms "NN", "the Company", "we", "our", or "us" mean NN, Inc. and its subsidiaries.

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

The results for the first and second quarters of 2005 are not necessarily indicative of future results.

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

As of June 30, 2005, the fair value of the swap was approximately $108,000 which is recorded in other non-current liabilities. The change in fair value during the three and six month periods ending June 30, 2005 was a loss of approximatley $46,000 and a loss of approximately $60,000, respectively, which have been included as components of other (income)expense. The change in fair value during the three and six month periods ending June 30, 2004 was a loss of approximately $8,000 and a gain of approximately $84,000, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                                 June 30,          December 31,
                                                   2005                2004
                                         ------------------    -----------------
Raw materials                                   $  8,396             $  8,584
Work in process                                    6,417                6,356
Finished goods                                    19,793               22,334
Less inventory reserves                           (1,445)              (1,645)
                                         ------------------    -----------------
                                                $ 33,161             $ 35,629
                                         ==================    =================

Inventories on consignment at customer locations as of June 30, 2005 and December 31, 2004 totaled $3.8 million at each date.

Note 4.  Net Income Per Share

                                                              Three months ended                   Six months ended
(Thousands of Dollars, Except Share and                           June 30,                            June 30,
Per Share Data)                                             2005              2004              2005              2004
---------------------------------------------------    -------------    -------------     --------------    -------------
Net income                                               $     3,312      $     1,986        $     7,337      $     5,204
                                                       =============    =============     ==============    =============


Weighted average basic shares                             16,970,929       16,720,858         16,914,044       16,712,867
Effect of dilutive stock options                             357,487          455,695            338,150          462,832
                                                       -------------    -------------     --------------    -------------
Weighted average dilutive shares outstanding              17,328,416       17,176,553         17,252,194       17,175,699
                                                       =============    =============     ==============    =============

Basic net income per share                                    $ 0.20           $ 0.12             $ 0.43           $ 0.31
                                                       =============    =============     ==============    =============
Diluted net income per share                                  $ 0.19           $ 0.12             $ 0.43           $ 0.30
                                                       =============    =============     ==============    =============

Excluded from the shares outstanding for each of the periods ended June 30, 2005 and 2004 were 357,000 and 438,000 antidilutive options, respectively, which had exercise prices of $12.62 as of June 30, 2005 and as of June 30, 2004.

Note 5.  Segment Information

During 2005 and 2004, the Company's reportable segments are based on differences in product lines and geographic locations and are divided among Domestic Ball and Roller, European operations ("NN Europe") and Plastic and Rubber Components. The Domestic Ball and Roller Segment is comprised of two manufacturing facilities in the eastern United States. The NN Europe Segment is comprised of precision ball, roller and metal cage manufacturing facilities located in Kilkenny, Ireland; Eltmann, Germany; Pinerolo, Italy; Kysucke Nove Mesto, Slovakia (which began production in the second quarter of 2004); and Veenendaal, The Netherlands ("Veenendaal"). All of the facilities in the Domestic Ball and Roller Segment are engaged in the production of precision balls and rollers used primarily in the bearing industry. All of the facilities in the NN Europe Segment are engaged in the production of precision balls used primarily in the bearing industry, except for Veenendaal which is engaged in the production of tapered rollers and cages for use primarily in the bearing industry. The Plastic and Rubber Components Segment is comprised of the Industrial Molding Corporation ("IMC") business, located in Lubbock, Texas and The Delta Rubber Company ("Delta") business, located in Danielson, Connecticut. IMC is engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, fiber optic and office automation markets. Delta is engaged principally in the production of engineered bearing seals used principally in automotive, industrial, agricultural, mining and aerospace applications.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We evaluate segment performance based on profit or loss from operations before income taxes. We account for inter-segment sales and transfers at current market prices; however, we did not have any material inter-segment transactions during the three or six month periods ended June 30, 2005 or 2004.

                                                             Three Months Ended June 30,
                                                 2005                                          2004
                              -------------------------------------------- ---------------------------------------------
(In Thousands of Dollars)         Domestic                     Plastic and     Domestic                      Plastic and
                                  Ball &        NN Europe        Rubber         Ball &       NN Europe         Rubber
                                  Roller        Segment        Components       Roller        Segment        Components
----------------------------- ------------  -------------- --------------- ------------- --------------- ---------------

Revenues from external           $ 16,508        $ 52,773        $ 14,506      $ 14,550        $ 48,387        $ 12,328
customers
Pretax profit (loss)                  374           5,147             (25)         (137)           3,088             410
Assets                             51,818         162,716          58,337        50,072         157,027          56,761


                                                              Six Months Ended June 30,
                                                 2005                                          2004
                              -------------------------------------------- ---------------------------------------------
(In Thousands of Dollars)         Domestic                     Plastic and     Domestic                      Plastic and
                                  Ball &        NN Europe        Rubber         Ball &        NN Europe        Rubber
                                  Roller        Segment        Components       Roller        Segment        Components
----------------------------- ------------ --------------- --------------- ------------- --------------- ---------------
Revenues from external           $ 32,435        $108,711        $ 29,356      $ 28,977        $ 98,441        $ 25,479
customers
Pretax profit (loss)                1,698           9,698             677           630           6,878           1,168
Assets                             51,818         162,716          58,337        50,072         157,027          56,761

Note 6.  Acquisitions

During 2004, we formed a wholly-owned subsidiary, NN Precision Bearing Products Company, LTD, ("NN Asia)". This subsidiary, which is expected to begin precision ball production during the second half of 2005, will be located in the Kunshan Economic and Technology Development Zone, Jiangsu, The People's Republic of China and is a component of our strategy to globally expand our manufacturing base. The costs incurred as a result of this start-up for the six month periods ended June 30, 2005 and 2004 of approximately $0.4 million and $0.1 million, respectively, were classified as selling, general and administrative expense and are included in the Domestic Ball and Roller Segment.

On July 22, 2005, we acquired an adjacent building to the existing building in Kysucke Nove Mesto, Slovakia for approximately 1.2 million Euros ($1.4 million), which will allow for future growth in manufacturing capacity.

Note 7.  Pensions

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

SFAS No. 132R requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. At June 30, 2005, we have complied with the disclosure requirements of SFAS No. 132R. We have a defined benefit pension plan covering the employees at our Eltmann, Germany facility. The benefits are based on the expected years of service including the rate of compensation increase. The plan is unfunded.

Components of Net Periodic Pension Cost:

                                             Three months ended               Six months ended
                                                  June 30,                        June 30,
                                         ---------------------------     --------------------------
         (In Thousands of Dollars)             2005            2004            2005           2004
         ------------------------------- ------------    -----------     -----------    -----------

         Service cost                           $ 25           $ 26           $  52           $  52
         Interest cost                            50             58             103             116
         Amortization of net gain                  3             --               5              --
                                         ------------    -----------     -----------    -----------
           Net periodic pension cost            $ 78           $ 84           $ 160           $ 168
                                         ============    ===========     ===========    ===========

We expect to contribute approximately $0.3 million to our pension plan in 2005. As of June 30, 2005, approximately $0.2 million of contributions have been made.

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

On December 16, 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods. SFAS No. 123R was effective for annual periods beginning after June 15, 2005 and applies to all outstanding and unvested share-based payment awards. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). We are currently evaluating the impacts of SFAS No. 123R on the Company's consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact of SFAS No. 151 on the company's financial statements.

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

Note 9.  Long-Term Debt and Short-Term Debt

On May 1, 2003, we entered into a $90.0 million syndicated credit facility with AmSouth Bank ("AmSouth") as the administrative agent and Suntrust Bank as the Euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million Euros ($29.6 million) (the "$90.0 million credit facility"). This financing arrangement replaced our prior credit facility with AmSouth and Hypo Vereinsbank Luxembourg, S.A. The credit facility as originally entered into consisted of a $30.0 million revolver ("$30.0 million revolver") expiring on March 15, 2005, subsequently extended to June 30, 2007 bearing interest at a floating rate equal to LIBOR (3.34% at June 30, 2005) plus an applicable margin of 1.25 to 2.0, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR (3.34% at June 30, 2005) plus an applicable margin of 1.25 to 2.0 and a 26.3 million Euro ($29.6 million) term loan ("26.3 million Euro term loan") expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.10% at June 30, 2005) plus an applicable margin of 1.25 to 2.0. All amounts owed under the $30.4 million term loan were paid during the second quarter of 2004 with the proceeds from our $40.0 million notes and we no longer have borrowing capacity under that portion of the $90.0 million credit facility. The terms of the $30.0 million revolver and the 26.3 million Euro term loan remain unchanged. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in the Company's business. The credit agreement is un-collateralized except for the pledge of stock of certain foreign subsidiaries. We were in compliance with all such covenants as of June 30, 2005.

On April 26, 2004 we issued $40.0 million aggregate principal amount of senior notes in a private placement (the "$40.0 million notes"). These notes bear interest at a fixed rate of 4.89% and mature on April 26, 2014. Interest is paid semi-annually. As of June 30, 2005, $40.0 million remained outstanding. Annual principal payments of approximately $5.7 million begin on April 26, 2008 and extend through the date of maturity. Proceeds from this credit facility were used to repay our existing US dollar denominated term loan, $24.0 million, and repay a portion, of our borrowings under our US dollar denominated revolving credit facility, $13.0 million, which are both components of our $90.0 million credit facility, and to repay other short term borrowings totaling approximately $4.7 million. The agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. We were in compliance with all such covenants as of June 30, 2005. The notes are not collateralized except for the pledge of stock of certain foreign subsidiaries. We incurred $0.7 million of related costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes.

Debt outstanding under the various agreements as of June 30, 2005 and December 31, 2004 was as follows:

         (In Thousands of Dollars)                        June 30,         December 31,
                                                            2005               2004
         ------------------------------------------- ------------------- ----------------
         $90 million credit facility
             Current maturities of long-term debt              $ 7,255            $ 7,160
             Long-term debt                                     24,669             27,510
                                                     ------------------ -----------------
               Total                                           $31,924            $34,670
                                                     ================== =================

         $40 million notes
             Current maturities of long-term debt                   --                 --
             Long-term debt                                     40,000             40,000
                                                     ------------------ -----------------
                Total                                          $40,000            $40,000
                                                     ================== =================

The fair value of our fixed rate long-term borrowings are estimated using discounted cash flow analysis based on our incremental borrowing rates for similar types of borrowing arrangements. We estimate the fair value of the $40.0 million notes to be $40.1 million at June 30, 2005 and $40.4 million at December 31, 2004.

As a result of the Company's cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in accounts payable and totaled 2.0 million and
0.0 as of June 30, 2005 and December 30, 2004, respectively.

Note 10. Goodwill

The changes in the carrying amount of goodwill for the six month periods ended June 30, 2005 and the twelve month period ended December 31, 2004 are as follows::

                                                         Plastic and
                                                           Rubber
                                                         Components        NN Europe
(In Thousands of Dollars)                                  Segment          Segment         Total
----------------------------------------------------- ------------------ -------------- --------------

Balance as of January 1, 2004                                   $25,755        $17,138         $42,893
  Currency impacts/reclassification                                  --          1,564           1,564
                                                      ------------------ -------------- --------------
Balance as of December 31, 2004                                 $25,755        $18,702         $44,457
                                                      ================== ============== ==============

Balance as of January 1, 2005                                   $25,755        $18,702         $44,457
  Currency impacts                                                   --        (2,413)         (2,413)
                                                      ------------------ -------------- --------------
Balance as of June 30, 2005                                     $25,755        $16,289         $42,044
                                                      ================== ============== ==============

Note 11. Stock Compensation

We have adopted the provisions of SFAS 123, which encourages but does not require a fair value based method of accounting for stock compensation plans. We have elected to continue accounting for our stock compensation plan using the intrinsic value based method under Auditing Practices Board ("APB") Opinion No. 25 and, accordingly, have not recorded compensation expense for the three and six month periods ended June 30, 2005 and June 30, 2004, except as related to stock options accounted for under the variable method of accounting. Had compensation cost for our stock compensation plan been determined based on the fair value at the option grant dates, our net income and earnings per share would have been changed to the pro-forma amounts indicated below:

                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
(In Thousands, Except per Share Data)                      2005            2004           2005            2004
--------------------------------------------------    -----------     ----------    ------------    -----------
Net income - as reported                                   $3,312         $1,986          $7,337        $ 5,204
 Stock based compensation costs (income), net of
     income tax, included in net income as
     reported                                                   3             79             (59)            12
 Stock based compensation costs, net of income
     tax, that would have been included in net
     income if the fair value method had been
     applied                                                  (34)            (8)           (469)           (64)
                                                      -----------    -----------    ------------    -----------
Net income - pro-forma                                     $3,281         $2,057          $6,809         $5,152
                                                      ===========    ===========    ============    ===========

Basic earnings per share - as reported                     $ 0.20         $ 0.12          $ 0.44         $ 0.31
 Stock based compensation costs (income), net of
     income tax, included in net income as
     reported                                                  --             --              --             --
 Stock based compensation costs, net of income
     tax, that would have been included in net
     income if the fair value method had been
     applied                                                   --             --           (0.03)            --
                                                      -----------    -----------    ------------    -----------
Basic earnings per share - pro-forma                       $ 0.20         $ 0.12          $ 0.41         $ 0.31
                                                      ===========    ===========    ============    ===========
Earnings per share-assuming dilution - as
reported                                                   $ 0.19         $ 0.12          $ 0.43         $ 0.30

 Stock based compensation costs (income), net of
     income tax, included in net income as
     reported                                                  --             --              --             --
 Stock based compensation costs, net of income
     tax, that would have been included in net
     income if the fair value method had been
     applied                                                   --             --           (0.03)            --
                                                      -----------    -----------    ------------    -----------
Earnings per share - assuming dilution-pro-forma           $ 0.19         $ 0.12          $ 0.40         $ 0.30
                                                      ===========    ===========    ============    ===========

The fair value of each option grant was estimated based on actual information available through June 30, 2005 and 2004 using the Black Scholes option-pricing model with the following assumptions:

        Term                    -   Vesting period
        Risk free interest rate -   3.76% and 3.79% at June 30, 2005 and 2004, respectively
        Dividend yield          -   2.52% and 2.52% at June 30, 2005 and 2004, respectively
        Volatility              -   46.47% and 48.59% at June 30, 2005 and 2004, respectively

Note 12. Lease Commitment

On June 1, 2004, our wholly owned subsidiary, NN Precision Bearing Products Company LTD, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building (approximately 110,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People's Republic of China. The building will be newly constructed and we expect to begin usage of the leased property during the second half of 2005. The land and building remain under the control of the lessor until such time as usage of the leased property commences. The agreement satisfied the requirements of a capital lease at June 1, 2004, and we anticipate recording the lease as a capital lease in our Consolidated Financial Statements when usage of the leased property begins. Accordingly, as of June 30, 2005, no amount has been recorded related to the asset and corresponding obligation associated with the lease agreement in our Consolidated Financial Statements. We estimate the fair value of the land and building to be approximately $2.0 million and undiscounted annual lease payments of approximately $0.2 million (approximately $4.1 million aggregate non-discounted lease payments over the twenty year term). The lease terms include fair value buy-out provisions, and we maintain the option to extend the lease term under the same terms and conditions as the original agreement.

Note 13.  Restructuring Charges

Eltmann, Germany Restructuring

During the fourth quarter of 2004, the Company's NN Europe subsidiary, a component of the Company's NN Europe Segment, announced a reduction in staffing at its Eltmann, Germany ball production facility. This restructuring will affect approximately 86 employees and is expected be completed during 2005. As a result, during 2004, the Company recorded restructuring charges of approximately
1.7 million Euro ($2.3 million) related to severance costs of approximately $2.1 million and other related charges of approximately $0.2 million. The workforce reduction is a result of the Company's continuing strategy of rationalizing its global manufacturing capacity and transfer of production principally to its facility in Kysucke Nove Mesto, Slovakia. The charges were recorded in restructuring and impairment costs, a component of income from operations in the fourth quarter of 2004.

The following summarizes the restructuring charges related to the restructuring at the Company's Eltmann, Germany facility for the twelve months ended December 31, 2004 and the six months ended June 30, 2005:

Twelve months ended December 31, 2004

                                Reserve                                                         Reserve
                               Balance at                      Paid in        Currency         Balance at
  (In Thousands of Dollars)     01/01/04         Charges         2004          Impacts          12/31/04
                              -------------    ------------    ----------    ------------     -------------

  Severance and other           $    --           $ 2,290         $   --         $   --           $ 2,290
  employee costs
                              -------------    ------------    ----------    ------------     -------------
                                $    --           $ 2,290         $   --         $   --           $ 2,290
                              =============    ============    ==========    ============     =============



Six months ended June 30, 2005
  (In Thousands of Dollars)     Reserve                                                           Reserve
                               Balance at                        Paid in        Currency         Balance at
                                01/01/05         Charges          2005          Impacts          06/30/05
                              -------------    ------------    ----------    ------------     -------------
  Severance and other           $ 2,290          $     --         $ (410)        $ (213)          $ 1,667
  employee costs
                              -------------    ------------    ----------    ------------     -------------
                                $ 2,290          $     --         $ (410)        $ (213)          $ 1,667
                              =============    ============    ==========    ============     =============

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

Since our formation in 1980, we have grown primarily through the displacement of captive ball manufacturing operations of domestic and international bearing manufacturers resulting in increased sales of high precision balls for quiet bearing applications. Management believes that our core business sales growth since our formation has been due to our ability to capitalize on opportunities in global markets and provide precision products at competitive prices, as well as our emphasis on product quality and customer service.

Results of Operations

Three  Months  Ended June 30, 2005  Compared to the Three  Months Ended June 30,
2004

Net Sales. Net sales increased by approximately $8.5 million, or 11.3%, from $75.3 million for the second quarter of 2004 to $83.8 million for the second quarter of 2005. By segment, sales increased $4.4 million, $2.2 million and $1.9 million for the NN Europe Segment, Plastic and Rubber Components Segment, and the Domestic Ball and Roller Segment, respectively. Within the NN Europe Segment, approximately $2.0 million of the increase is related to the impact of currency exchange rates, approximately $1.6 million of the increase is related to price adjustments associated with raw material pass through and approximately $0.8 million is related to increases in product demand. Within the Plastics and Rubber Component Segment, approximately $1.8 million of the increase is related to increased product demand and approximately $0.4 million is related to price adjustments associated with raw material pass through. Within the Domestic Ball and Roller Segment, approximately $1.3 million is related to price adjustments associated with raw material pass through and approximately $0.6 million related to increased product demand.

Cost of Products Sold. Cost of products sold increased by approximately $7.1 million, or 12.1%, from $58.9 million for the second quarter of 2004 to $66.0 million for the second quarter of 2005. By segment, cost of products sold increased $2.7 million, $2.5 million and $1.9 million for the Plastics and Rubber Component Segment, the NN Europe Segment and the Domestic Ball and Roller Segment, respectively. Within the Plastics and Rubber Components Segment, approximately $1.8 million is related to increases in volume and approximately $0.9 million is related to increased material costs, principally higher resin costs at our Industrial Molding facility. Within the NN Europe Segment, approximately $1.6 million is related to the impact of currency exchange rates and approximately $1.8 million is related to increases in volume and increased material costs offset by productivity improvements of approximately $0.9 million. Within the Domestic Ball and Roller Segment, approximately $0.9 million is related to increases in material cost, approximately $0.6 million is related to transportation fuel surcharges and inventory reductions and approximately $0.4 million is related to increased volume. As a percentage of net sales, cost of products sold increased from 78.2% during the second quarter of 2004 to 78.8% during the second quarter of 2005.

The price of steel has risen over the last twelve to eighteen months with the potential for prices for the remainder of 2005 to reflect even greater increases. The increase is principally due to general increases in global demand and, more recently, due to China's increased consumption of steel. This has had the impact of increasing steel prices we pay in procuring our steel in the form of higher unit prices and scrap surcharges and could adversely impact the availability of steel. Our contracts with key customers allow us to pass a majority of the steel price increases on to those customers. However, for our NN Europe Segment, material price changes in any given year are typically passed along with price adjustments in January of the following year. Unless we can continue to pass these increases through to our customers, income from operations, net income and cash flow from operations will be adversely affected.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately $0.7 million, or 8.8%, from $8.0 million during the second quarter of 2004 to $7.3 million during the second quarter of 2005. By segment, selling, general and administrative expenses decreased $0.4 million and $0.3 million for the NN Europe Segment and the Domestic Ball and Roller Segment, respectively. Within the NN Europe Segment the decrease is principally related to lower consulting costs. Within the Domestic Ball and Roller Segment the decrease is principally related to lower Sarbanes-Oxley compliance costs. As a percentage of net sales, selling, general and administrative expenses decreased from 10.6% during the second quarter of 2004 to 8.7% during the second quarter of 2005.

Depreciation and Amortization. Depreciation and amortization expenses increased by approximately $0.1 million, or 2.5%, from $4.0 million for the second quarter of 2004 to $4.1 million for the second quarter of 2005. The increase is principally related to the impact of foreign currency exchange rates within the NN Europe Segment. As a percentage of net sales, depreciation and amortization expense decreased from 5.3% during the second quarter of 2004 to 4.9% during the second quarter of 2005.

Interest Expense. Interest expense increased by approximately $0.1 million, or 11.1%, from $0.9 million in the second quarter of 2004 to $1.0 million in the second quarter of 2005. The increase is principally related increased market interest rates. See "Liquidity and Capital Resources".

Net Income. Net income increased by approximately $1.3 million, or 65%, from $2.0 million in the second quarter of 2004 to $3.3 million in the second quarter of 2005. As a percentage of net sales, net income increased from 2.7% during the second quarter of 2004 to 3.9% during the second quarter of 2005.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Net Sales. Net sales increased by approximately $17.6 million, or 11.5%, from $152.9 million for the first six months of 2004 to $170.5 million for the first six months of 2005. By segment, sales increased $10.3 million, $3.9 million and $3.4 million for the NN Europe Segment, the Plastic and Rubber Components Segment and the Domestic Ball and Roller Segment, respectively. Within the NN Europe Segment, approximately $5.1 million of the increase is related to the impact of currency exchange rates, approximately $3.2 million of the increase is related to price adjustments associated with raw material pass through and approximately $2.0 million is related to increases in product demand. Within the Plastic and Rubber Components Segment, approximately $3.1 million of the increase is related to increased product demand and approximately $0.8 million is related to price adjustments associated with raw material pass through. Within the Domestic Ball and Roller Segment, approximately $2.4 million of the increase is related to price adjustments associated with raw material pass through and approximately $1.1 million is related to increases in product demand.

Cost of Products Sold. Cost of products sold increased by approximately $14.4 million, or 12.1%, from $119.3 million for the first six months of 2004 to $133.7 million for the first six months of 2005. By segment, cost of products sold increased $7.4 million, $4.6 million and $2.4 million for the NN Europe Segment, the Plastics and Rubber Component Segment and the Domestic Ball and Roller Segment, respectively. Within the NN Europe Segment, approximately $4.3 million of the increase is related to the impact of currency exchange rates and approximately $4.4 million is related to increases in volume and approximately $0.8 million is related to increased material costs. These increases were offset by approximately $2.1 million of productivity improvements. Within the Plastics and Rubber Component Segment, approximately $2.7 million is related to increased volume and approximately $1.9 million is related to increases in raw material costs. Within the Domestic Ball and Roller Segment, approximately $1.1 million of the increase is related to increased material cost, approximately $0.7 million is related to increased volume and approximately $0.6 million is related to transportation fuel surcharges and inventory reductions. As a percentage of net sales, cost of products sold increased from 78.0% during first six months of 2004 to 78.4% during the first six months of 2005.

The price of steel has risen over the last twelve to eighteen months with the potential for prices for the remainder of 2005 to reflect even greater increases. The increase is principally due to general increases in global demand and, more recently, due to China's increased consumption of steel. This has had the impact of increasing steel prices we pay in procuring our steel in the form of higher unit prices and scrap surcharges and could adversely impact the availability of steel. Our contracts with key customers allow us to pass a majority of the steel price increases on to those customers. However, for our NN Europe Segment, material price changes in any given year are typically passed along with price adjustments in January of the following year. Unless we can continue to pass these increases through to our customers, income from operations, net income and cash flow from operations will be adversely affected.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately $0.4 million or 2.6% from $15.2 million during the first six months of 2004 to $14.8 million during the first six months of 2005. By segment, selling, general and administrative expenses decreased $0.2 million, $0.1 million and $0.1 million for the NN Europe Segment, Domestic Ball and Roller Segment
and the Plastic and Rubber Components Segment, respectively. Within the NN Europe Segment, the decrease is related principally to decreased lower consulting costs of approximately $0.6 million, offset by the negative impact of foreign currency exchange rates of approximately $0.4 million. Within the Domestic Ball and Roller Segment and the Plastics and Rubber Components Segment the decrease is principally related to decreased Sarbanes-Oxley compliance costs. As a percentage of net sales, selling, general and administrative expenses decreased from 9.9% during the first six months of 2004 to 8.7% during the first six months of 2005.

Depreciation and Amortization. Depreciation and amortization expenses increased by approximately $0.3 million or 3.8% from $8.0 million for the first six months of 2004 to $8.3 million for the first six months of 2005. By segment, depreciation and amortization expenses increased by $0.3 million and $0.2 million for the NN Europe Segment and the Plastics and Rubber Component Segments, respectively and decreased by $0.2 million for the Domestic Ball and Roller Segment. Within the NN Europe Segment, the $0.3 million increase is principally related to the impact of foreign currency exchange rates. Within the Plastics and Rubber Components Segment the increase is a result of capital investments in machinery and equipment. Within the Domestic Ball and Roller Segment, the $0.2 million decrease is a result of a lower level of capital investments in machinery and equipment for the period. As a percentage of net sales, depreciation and amortization expense decreased from 5.2% for the first six months of 2004 to 4.9% for the first six months of 2005.

Interest Expense. Interest expense increased by approximately $0.2 million from $1.8 million in the first six months of 2004 to $2.0 million in the first six months of 2005. The increase is principally related to increased market interest rates. See "Liquidity and Capital Resources".

Net Income. Net income increased by approximately $2.1 million, or 40.4%, from $5.2 million in the first six months of 2004 to $7.3 million in the first six months of 2005. As a percentage of net sales, net income increased from 3.4% during the first six months of 2004 to 4.3% during the first six months of 2005.

Liquidity and Capital Resources

On May 1, 2003, we entered into a $90.0 million syndicated credit facility with AmSouth Bank ("AmSouth") as the administrative agent and Suntrust Bank as the Euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million Euros ($29.6 million) (the "$90.0 million credit facility"). This financing arrangement replaced our prior credit facility with AmSouth and Hypo Vereinsbank Luxembourg, S.A. The credit facility as originally entered into consisted of a $30.0 million revolver ("$30.0 million revolver") expiring on March 15, 2005, subsequently extended to June 30, 2007 bearing interest at a floating rate equal to LIBOR (3.34% at June 30, 2005) plus an applicable margin of 1.25 to 2.0, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR (3.34% at June 30, 2005) plus an applicable margin of 1.25 to 2.0 and a 26.3 million Euro ($29.6 million) term loan ("26.3 million Euro term loan") expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.10% at June 30, 2005) plus an applicable margin of 1.25 to 2.0. All amounts owed under the $30.4 million term loan were paid during the second quarter of 2004 with the proceeds from our $40.0 million notes and we no longer have borrowing capacity under that portion of the $90.0 million credit facility. The terms of the $30.0 million revolver and the 26.3 million Euro term loan remain unchanged. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in the Company's business. The credit agreement is un-collateralized except for the pledge of stock of certain foreign subsidiaries. We were in compliance with all such covenants as of June 30, 2005.

On April 26, 2004 we issued $40.0 million aggregate principal amount of senior notes in a private placement (the "$40.0 million notes"). These notes bear interest at a fixed rate of 4.89% and mature on April 26, 2014. Interest is paid semi-annually. As of June 30, 2005, $40.0 million remained outstanding. Annual principal payments of approximately $5.7 million begin on April 26, 2008 and extend through the date of maturity. Proceeds from this credit facility were used to repay our existing US dollar denominated term loan, $24.0 million, and repay a portion, of our borrowings under our US dollar denominated revolving credit facility, $13.0 million, which are both components of our $90.0 million credit facility, and to repay other short term borrowings totaling approximately $4.7 million. The agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. We were in compliance with all such covenants as of June 30, 2005. The notes are not collateralized except for the pledge of stock of certain foreign subsidiaries. We incurred $0.7 million of related costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes.

Amounts outstanding under the $90.0 million credit facility and the $40.0 million note as of June 30, 2005 were $31.9 million and $40.0 million, respectively. See Note 9 of the Notes to Consolidated Financial Statements.

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

We bill and receive payment from some of our customers in Euros as well as other currencies. To date, we have not been materially adversely affected by currency fluctuations. Nonetheless, as a result of these sales, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of June 30, 2005, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories, was $43.2 million at June 30, 2005 as compared to $33.9 million at December 31, 2004. The ratio of current assets to current liabilities increased from 1.46:1 at December 31, 2004 to 1.65:1 at June 30, 2005. Cash flow from operations totaled $0.3 million during the first six months of 2005, compared with $13.4 million during the first six months of 2004. The primary reason for the reduction in operating cash flow was an increase in working capital related to the increase in our sales in the first half of 2005.

During 2005, we plan to spend approximately $9.1 million on capital expenditures related primarily to equipment and process upgrades and replacements and approximately $7.9 million principally related to geographic expansion of our manufacturing base. Of these amounts approximately $2.9 million has been spent through June 30, 2005. We intend to finance these activities with cash generated from operations and funds available under the credit facilities described above. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our working capital needs and projected capital expenditure requirements through June 2006.

The Euro

We currently have operations in Italy, Germany, Ireland, and The Netherlands, all of which are Euro participating countries, and sell product to customers in many of the participating countries. The Euro has been adopted as the functional currency at these locations in the NN Europe Segment, except Slovakia whose functional currency is the Slovak Korona. Slovakia joined the European Union in May 2004 and the country is expected to adopt the Euro as its currency within several years.

Seasonality and Fluctuation in Quarterly Results

Our net sales historically have been of a seasonal nature due to a significant portion of our sales to European customers that cease or significantly slow production during the month of August.

Inflation and Changes in Prices

Prices for 52100 Steel, engineered resins and other raw materials purchased by the Company are subject to material change, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Management Focus". For example, due to an increase in worldwide demand for 52100 Steel and the decrease in the value of the United States dollar relative to foreign currencies, the Company experienced an increase in the price of 52100 Steel and may experience difficulty in obtaining an adequate supply of 52100 Steel from its existing suppliers. In our U.S. operations, our typical pricing arrangements with steel suppliers are subject to adjustment once every six months. The Company's NN Europe Segment has entered into long term agreements with its primary steel supplier which provide for standard terms and conditions and annual pricing adjustments to offset material price fluctuations in steel and quarterly scrap surcharge adjustments. The Company typically reserves the right to increase product prices periodically in the event of increases in its raw material costs. In the past, the Company has been able to minimize the impact on its operations resulting from the 52100 Steel price fluctuations by taking such measures. However, by contract, material price changes in any given year are passed along with price adjustments in January of the following year. Certain sales agreements are in effect with SKF and INA, which provide for minimum purchase quantities and specified, annual sales price adjustments that may be modified up or down for changes in material costs. These agreements expire during 2006 and 2008.

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

Impairment of Long-Lived Assets. The Company's long-lived assets include property, plant and equipment. The recoverability of the long-lived assets is dependent on the performance of the companies which the Company has acquired, as well as volatility inherent in the external markets for these acquisitions. In assessing potential impairment for these assets, the Company will consider these factors as well as forecasted financial performance. Future adverse changes in market conditions or adverse operating results of the underlying assets could result in the Company having to record additional impairment charges not previously recognized.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to our use of certain financial instruments as well as transacting in various foreign currencies. To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At June 30, 2005, we had $20.8 million outstanding under the domestic credit facilities, $40.0 million aggregate principal amount of senior notes outstanding and NN Europe had 9.2 million Euro ($11.1 million) outstanding under the Euro term loan. See Note 8 of the Notes to Consolidated Financial Statements. At June 30, 2005, a one-percent increase in the interest rate charged on our outstanding borrowings under our credit facilities, that are subject to variable interest rates, would result in interest expense increasing annually by approximately $0.3 million. In connection with a variable EURIBOR rate debt financing in July 2000 our majority owned subsidiary, NN Europe entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for us to receive variable Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to principal payments on the underlying debt over the life of the swap. This original debt was repaid in May 2003, however, the swap remains pursuant to its original terms. On May 1, 2003, we entered into the $90.0 million credit facility. This new financing arrangement replaces our prior credit facility with AmSouth and NN Europe's credit facility with Hypo Vereinsbank Luxembourg, S.A. On April 26, 2004, we issued $40.0 million of aggregate principal amounts of senior notes in a private placement, replacing a portion of our $90.0 million credit facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our NN Europe Segment bills and receives payments from some of its foreign customers in their own currency. To date, we have not been materially adversely affected by currency fluctuations or foreign exchange restrictions. However, to help reduce exposure to foreign currency fluctuation, management has incurred debt in Euros and has periodically used foreign currency hedges. These currency hedging programs allow management to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency hedging instruments as of June 30, 2005.

Item 4. Controls and Procedures

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 18, 2005. As of March 31, 2005, the record date for the meeting, there were 16,910,579 shares of common stock outstanding and entitled to vote at the meeting. There were present at said meeting, in person or by proxy, stockholders holding 15,741,978 shares of common stock, constituting approximately 93% of the shares of common stock outstanding and entitled to vote, which constituted a quorum.

The first matter voted upon at the meeting was the election of G. Ronald Morris and Steven T. Warshaw as Class III Directors to serve for three-year terms each. The vote was 14,935,210 and 15,256,175 For and 806,768 and 485,803 Withheld for
Messrs. Morris and Warshaw, respectively.

The nominees were elected to serve until the 2008 Annual Meeting of Stockholders and until their successors are duly elected and qualified. In addition to the foregoing directors, Roderick R. Baty and Robert M. Aiken, Jr. are serving terms that will expire in 2006, and Michael E. Werner is serving a term that will expire in 2007.

The second matter voted upon at the meeting was the proposal to approve the NN, Inc. 2005 Stock Incentive Plan. The vote was 8,993,991 For and 4,006,289 Against, and there were 355,990 Abstentions and 2,385,708 Broker Non-Votes.

The third matter voted upon at the meeting was the ratification of PricewaterhouseCoopers LLP as the Company's registered independent public accounting firm for the fiscal year ending December 31, 2005. The vote was 14,821,408 For, 914,522 Against and 6,048 abstentions.

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

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

     Reports on Form 8-K

     The Company furnished a Form 8-K, in response to Items 12 and 7, on April 28, 2005 announcing its first quarter 2005 earnings.

     The Company furnished a Form 8-K, in response to Item 5, on June 10, 2005 announcing the appointment of a Corporate Chief Financial Officer.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NN, Inc.
                                        ------------------------------------
                                                  (Registrant)


Date:    August 9, 2005             /s/ Roderick R. Baty
         ------------------------       ------------------------------------
                                        Roderick R. Baty,
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Duly Authorized Officer)


Date:    August 9, 2005             /s/ James H. Dorton
         ------------------------       ------------------------------------
                                        James H. Dorton
                                        Vice President - Corporate Development
                                        and Chief Financial Officer
                                        (Principal Financial Officer)
                                        (Duly Authorized Officer)

Date:    August 9, 2005             /s/ William C. Kelly, Jr.
         ------------------------       -----------------------------------
                                        William C. Kelly, Jr.,
                                        Vice President and
                                        Chief Administrative Officer
                                        (Duly Authorized Officer)