Form 10-Q
period 2005-09-30
NN INC
filed 2005-11-09
CIK 918541

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                                               ------------------

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

As of October 31, 2005 there were 17,206,072 shares of the registrant's common stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------

                                    NN, Inc.
                                      INDEX


                                                                       Page No.
                                                                       --------
Part I.  Financial Information

Item 1.  Financial Statements:

         Consolidated Statements of Income and Comprehensive Income
           for the three and nine months ended September 30, 2005
           and 2004 (unaudited)............................................2

         Condensed Consolidated Balance Sheets at September 30, 2005
           and December 31, 2004 (unaudited) ..............................3

         Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2005 and 2004 (unaudited)...4

         Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2005 and 2004 (unaudited)...................5

         Notes to Consolidated Financial Statements (unaudited)............6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................14

Item 3   Quantitative and Qualitative Disclosures about Market Risk.......23

Item 4   Controls and Procedures..........................................24

Part II. Other Information

Item 1   Legal Proceedings................................................25

Item 2.  Changes in Securities and Use of Proceeds........................25

Item 3.  Defaults Upon Senior Securities..................................25

Item 4   Submission of Matters to a Vote of Security Holders..............25

Item 5   Other Information................................................25

Item 6.  Exhibits and Reports on Form 8-K.................................25

Signatures................................................................26

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    NN, Inc.
           Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                           Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,
(Thousands of Dollars, Except Per Share Data)             2005            2004           2005             2004
------------------------------------------------------------------------------------------------------------------
Net sales                                                 $74,998         $72,917       $ 245,500        $ 225,815
Cost of products sold (exclusive of depreciation
     shown separately below)                               58,177          57,263         191,848          176,590
Selling, general and administrative                         7,180           7,126          21,961           22,309
Depreciation and amortization                               3,998           3,999          12,302           11,918
Loss on disposal of assets                                     --              --               6               --
                                                       -----------     -----------    ------------     ------------
  Income from operations                                    5,643           4,529          19,383           14,998

Interest expense, net                                         967           1,101           2,976            2,925
Other (income) expense, net                                    53           (177)           (286)            (208)
                                                       -----------     -----------    ------------     ------------
Income before provision for income taxes                    4,623           3,605          16,693           12,281
Provision for income taxes                                  2,066           1,453           6,801            4,926
                                                       -----------     -----------    ------------     ------------
    Net income                                              2,557           2,152           9,892            7,355

Other comprehensive income (loss):
     Unrealized holding gain on securities,
        net of tax                                             --              --             (73)              --
     Foreign currency translation                            (460)          1,184         (10,425)          (1,304)
                                                       -----------     -----------    ------------     ------------
     Comprehensive income (loss)                           $2,097         $ 3,336          $ (606)         $ 6,051
                                                       ===========     ===========    ============     ============


Basic income per common share:                            $  0.15         $  0.13         $  0.58          $  0.44
                                                       ===========     ===========    ===========      ============

  Weighted average shares outstanding                      17,191          16,767          16,963           16,721
                                                       ===========     ===========    ============     ============


Diluted income per common share:                          $  0.15         $  0.13         $  0.57          $  0.43
                                                       ===========     ===========    ============     ============

  Weighted average shares outstanding                      17,522          17,135          17,286           17,142
                                                       ===========     ===========    ============     ============

Cash dividends per common share                           $  0.08         $  0.08         $  0.24          $  0.24
                                                       ===========     ===========    ============     ============


                             See accompanying notes.

                                    NN, Inc.
                      Condensed Consolidated Balance Sheets

                                                                         September 30,            December 31,
(Thousands of Dollars)                                                       2005                     2004
                                                                          (Unaudited)             (Unaudited)
------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                     $  7,707                $  10,772
  Accounts receivable, net                                                        52,981                   51,597
  Inventories, net                                                                35,051                   35,629
  Income tax receivable                                                            2,468                    4,401
  Other current assets                                                             8,541                    5,939
                                                                       ------------------       ------------------
     Total current assets                                                        106,748                  108,338

Property, plant and equipment, net                                               115,930                  131,169
Goodwill, net                                                                     41,932                   44,457
Other assets                                                                       6,197                    5,905
                                                                       ------------------       ------------------
     Total assets                                                              $ 270,807                $ 289,869
                                                                       ==================       ==================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                             $  36,092                $  45,217
  Accrued salaries and wages                                                      13,835                   16,332
  Income taxes                                                                     4,714                    1,599
  Current maturities of long-term debt                                             6,319                    7,160
  Other current liabilities                                                        4,658                    4,123
                                                                       ------------------       ------------------
     Total current liabilities                                                    65,618                   74,431

Non-current deferred tax liability                                                16,715                   17,857
Long-term debt                                                                    61,481                   67,510
Accrued pension and other                                                         13,018                   14,931
                                                                       ------------------       ------------------
      Total liabilities                                                          156,832                  174,729

Total stockholders' equity                                                       113,975                  115,140
                                                                       ------------------       ------------------

Total liabilities and stockholders' equity                                     $ 270,807                $ 289,869
                                                                       ==================       ==================


                             See accompanying notes.

                                    NN, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                       Accumulated
                                                 Common Stock            Additional                       Other
                                             Number Of      Par           paid in        Retained     Comprehensive
(Thousands of Dollars and Shares)             Shares        value         capital        Earnings     Income (Loss)        Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2004                        16,712         $168       $ 52,960        $ 43,931         $ 9,409       $ 106,468
  Shares issued                                     60           --            430              --              --             430
  Net income                                        --           --             --           7,355              --           7,355
  Dividends declared                                --           --             --          (4,016)             --          (4,016)
  Other comprehensive loss                          --           --             --              --          (1,304)         (1,304)
                                            -----------     --------    -----------    ------------   ------------     ------------
Balance, September 30, 2004                     16,772         $168       $ 53,390        $ 47,270          $8,105       $ 108,933
                                            ===========     ========    ===========    ============   =============    ============

Balance, January 1, 2005                        16,777         $168       $ 53,423        $ 45,676        $ 15,873       $ 115,140
  Shares issued                                    429            5          3,529              --              --           3,534
  Net income                                        --           --             --           9,892              --           9,892
  Dividends declared                                --           --             --          (4,093)             --          (4,093)
  Unrealized holding loss on available
        for sale securities                         --           --             --              --             (73)            (73)
  Other comprehensive loss                          --           --             --              --         (10,425)        (10,425)
                                            -----------     --------    -----------    ------------   -------------    ------------
Balance, September 30, 2005                     17,206         $173       $ 56,952        $ 51,475         $ 5,375       $ 113,975
                                            ===========     ========    ===========    ============   =============    ============



                             See accompanying notes.

                                    NN, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
(Thousands of Dollars)                                                                 2005            2004
--------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                           $ 9,892        $ 7,355
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                       12,302         11,918
    Amortization of debt issue costs                                                       182            106
    Write-off of unamortized debt issue costs                                               --            260
    Loss on disposal of property, plant and equipment                                        6             30
    Interest income on notes receivable                                                     --             77
    Compensation expense from issuance of restricted stock                                 102             --
    Changes in operating assets and liabilities:
      Accounts receivable                                                               (5,022)        (9,609)
      Inventories                                                                       (1,750)         3,587
      Other current assets                                                              (2,195)          (717)
      Other assets                                                                        (467)          (306)
      Accounts payable                                                                  (6,976)         4,897
      Income tax receivable                                                              1,895          2,079
      Other liabilities                                                                  2,289          2,299
                                                                                   ------------    -----------
         Net cash provided by operating activities                                      10,258         21,976
                                                                                   ------------    -----------

Investing Activities:
 Acquisition of property, plant, and equipment                                          (8,370)        (7,999)
 Proceeds from disposals of property, plant and equipment                                   31             51
                                                                                   ------------    -----------
         Net cash used by investing activities                                          (8,339)        (7,948)
                                                                                   ------------    -----------

Financing Activities:
 Proceeds from long-term debt                                                               --         40,000
 Increase in cash from reclassification of book overdraft                                1,870             --
 Debt issue costs paid                                                                      --           (771)
 Repayment of long-term debt                                                            (4,704)       (44,642)
 Repayment of short-term debt                                                               --         (2,000)
 Proceeds from issuance of stock                                                         2,862            431
 Dividends paid                                                                         (4,093)        (4,016)
                                                                                   ------------    -----------
         Net cash used by financing activities                                          (4,065)       (10,998)
                                                                                   ------------    -----------

Effect of exchange rate changes on cash and cash equivalents                              (919)          (235)

Net Change in Cash and Cash Equivalents                                                 (3,065)         2,795
Cash and Cash Equivalents at Beginning of Period                                        10,772          4,978
                                                                                   ------------    -----------
Cash and Cash Equivalents at End of Period                                             $ 7,707        $ 7,773
                                                                                   ============    ===========

                             See accompanying notes.

                                    NN, Inc.
                   Notes To Consolidated Financial Statements
                                   (unaudited)

Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the "Company") have not been audited by our independent registered public accounting firm, except that the balance sheet at December 31, 2004 is derived from the Company's audited financial statements. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 2005 and 2004, the Company's financial position at September 30, 2005 and December 31, 2004, and the cash flows for the nine month periods ended September 30, 2005 and 2004. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms "NN", "the Company", "we", "our", or "us" mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited, condensed, consolidated and unaudited, consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent annual report on Form 10-K for the year ended December 31, 2004 which we filed with the Securities and Exchange Commission on March 16, 2005.

The results for the first, second, and third quarters of 2005 and for the nine month period ended September 30, 2005 are not necessarily indicative of results for the year ending December 31, 2005 or any other future results.

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

As of September 30, 2005, the fair value of the swap was approximately $71,000, which is recorded in other current liabilities. The change in fair value during the three and nine month periods ended September 30, 2005 was a loss of approximately $37,000 and a loss of approximately $97,000, respectively, which have been included as components of other (income) expense. The change in fair value during the three and nine month periods ended September 30, 2004 was a loss of approximately $11,000 and a gain of approximately $73,000, respectively.

Note 3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

                                                  September 30,       December 31,
                                                      2005                2004
                                              ------------------    -----------------
Raw materials                                          $  9,011             $  8,584
Work in process                                           6,550                6,356
Finished goods                                           20,935               22,334
Less inventory reserves                                  (1,445)              (1,645)
                                              ------------------    -----------------
                                                       $ 35,051             $ 35,629
                                              ==================    =================

Inventories on consignment at customer locations as of September 30, 2005 and December 31, 2004 totaled $4.2 and $3.8 million, respectively.

Note 4.  Net Income Per Share

                                                               Three months ended                  Nine months ended
                                                                  September 30,                       September 30,
(Thousands of Dollars, Except Share and Per Share Data)       2005              2004              2005              2004
------------------------------------------------------    --------------    -------------     --------------    -------------
Net income                                                     $ 2,557          $ 2,152            $ 9,892          $ 7,355
                                                          ==============    =============     ==============    =============


Weighted average basic shares                               17,191,122       16,767,092         16,963,201       16,720,515
Effect of dilutive stock options                               330,640          367,414            322,528          421,633
                                                          -------------     -------------     --------------    -------------
Weighted average dilutive shares outstanding                17,521,762       17,134,506         17,285,729       17,142,148
                                                          =============     =============     ==============    =============

Basic net income per share                                      $ 0.15           $ 0.13             $ 0.58           $ 0.44
                                                          =============     =============     ==============    =============
Diluted net income per share                                    $ 0.15           $ 0.13             $ 0.57           $ 0.43
                                                          =============     =============     ==============    =============

Excluded from the shares outstanding for each of the periods ended September 30, 2005 and 2004 were 344,000 and 438,000 antidilutive options, respectively, which had exercise prices of $12.62 as of September 30, 2005 and as of September 30, 2004.

Note 5.  Segment Information

During 2005 and 2004, our reportable segments are based on differences in product lines and geographic locations and are divided among Domestic Ball and Roller, European operations ("NN Europe") and Plastic and Rubber Components. The Domestic Ball and Roller Segment is comprised of two manufacturing facilities in the eastern United States. The NN Europe Segment is comprised of precision ball, roller and metal cage manufacturing facilities located in Kilkenny, Ireland; Eltmann, Germany; Pinerolo, Italy; Kysucke Nove Mesto, Slovakia (which began production in the second quarter of 2004); and Veenendaal, The Netherlands ("Veenendaal"). All of the facilities in the Domestic Ball and Roller Segment are engaged in the production of precision balls and rollers used primarily in the bearing industry. All of the facilities in the NN Europe Segment are engaged in the production of precision balls used primarily in the bearing industry, except for Veenendaal which is engaged in the production of tapered rollers and cages for use primarily in the bearing industry. The Plastic and Rubber Components Segment is comprised of the Industrial Molding Corporation ("IMC") business, located in Lubbock, Texas and The Delta Rubber Company ("Delta") business, located in Danielson, Connecticut. IMC is engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, and fiber optic markets. Delta is engaged principally in the production of engineered bearing seals used principally in automotive, industrial, agricultural, mining and aerospace applications.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We evaluate segment performance based on profit or loss from operations before income taxes. We account for inter-segment sales and transfers at current market prices; however, we did not have any material inter-segment transactions during the three or nine month periods ended September 30, 2005 or 2004.

                                                          Three Months Ended September 30,
                                                 2005                                          2004
                              -------------------------------------------- ---------------------------------------------
                                Domestic                    Plastic and      Domestic                     Plastic and
                                 Ball &      NN Europe         Rubber         Ball &       NN Europe         Rubber
(In Thousands of Dollars)        Roller       Segment       Components       Roller        Segment        Components
------------------------------------------------------------------------------------------------------------------------
Revenues from external
customers                        $ 16,444     $ 43,749        $ 14,805      $ 14,440        $ 45,485        $ 12,992
Pretax profit (loss)                  (49)       3,856             816           233           3,874            (502)
Assets                             53,585      159,566          57,656        51,818         160,594          57,279


                                                           Nine Months Ended September 30,
                                                 2005                                          2004
                              -------------------------------------------- ---------------------------------------------
                                Domestic                    Plastic and      Domestic                     Plastic and
                                 Ball &      NN Europe        Rubber          Ball &       NN Europe        Rubber
(In Thousands of Dollars)        Roller       Segment       Components        Roller        Segment        Components
------------------------------------------------------------------------------------------------------------------------
Revenues from external
customers                        $ 48,879     $152,460        $ 44,161      $ 43,417       $ 143,926        $ 38,472
Pretax profit                       1,647       13,553           1,493           862          10,752             667
Assets                             53,585      159,566          57,656        51,818         160,594          57,279

For the year ended December 31, 2004 sales to our largest customers SKF and INA were 47.9% and 13.7%, respectively.

Note 6.  Acquisitions

During 2004, we formed a wholly-owned subsidiary, NN Precision Bearing Products Company, LTD, ("NN Asia"). This subsidiary, which is expected to begin precision ball production during the fourth quarter of 2005, will be located in the Kunshan Economic and Technology Development Zone, Jiangsu, The People's Republic of China and is a component of our strategy to globally expand our manufacturing base. The costs incurred as a result of this start-up for the nine month periods ended September 30, 2005 and 2004 of approximately $0.6 million and $0.3 million, respectively, were classified as selling, general and administrative expense and are included in the Domestic Ball and Roller Segment.

On July 22, 2005, we acquired an adjacent building to the existing building in Kysucke Nove Mesto, Slovakia for approximately 1.2 million Euros ($1.4 million), which will allow for future growth in manufacturing capacity.


Note 7.  Pensions

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132R revises employers' disclosures about pension plans and other postretirement benefit plans. This pronouncement does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

SFAS No. 132R requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. At September 30, 2005, we have complied with the disclosure requirements of SFAS No. 132R. We have a defined benefit pension plan covering the employees at our Eltmann, Germany facility. The benefits are based on the expected years of service including the rate of compensation increase. The plan is unfunded. There were no prior service costs recognized in the nine months ended September 30, 2005 and September 30, 2004.

Components of Net Periodic Pension Cost:

                                    Three months ended              Nine months ended
                                      September 30,                   September 30,
                                ---------------------------     ---------------------------
(In Thousands of Dollars)          2005            2004            2005           2004
-----------------------------------------------------------     -----------    ------------
Service cost                           $ 24           $ 26            $ 71            $ 78
Interest cost                            49             58             146             174
Amortization of net gain                  2             --               7              --
                                ------------    -----------     -----------    ------------
  Net periodic pension cost            $ 75           $ 84           $ 224           $ 252
                                ============    ===========     ===========    ============

We expect to contribute approximately $0.3 million to our pension plan in 2005. As of September 30, 2005, approximately $0.2 million of contributions have been made.

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

On December 16, 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods. SFAS No. 123R is effective for annual periods beginning after June 15, 2005 and applies to all outstanding and unvested share-based payment awards. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). We are currently evaluating the impacts of SFAS No. 123R on the Company's consolidated financial statements.

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

Repatriation of Foreign Earnings

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. This deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We expect to be in a position to finalize our assessment by December 31, 2005.

Note 9.  Long-Term Debt and Short-Term Debt

On May 1, 2003, we entered into a $90.0 million syndicated credit facility with AmSouth Bank ("AmSouth") as the administrative agent and Suntrust Bank as the Euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million Euros ($29.6 million) (the "$90.0 million credit facility"). This financing arrangement replaced our prior credit facility with AmSouth and Hypo Vereinsbank Luxembourg, S.A. The credit facility as originally entered into consisted of a $30.0 million revolver ("$30.0 million revolver") expiring on March 15, 2005, subsequently extended to June 30, 2007 bearing interest at a floating rate equal to LIBOR (3.86% at September 30, 2005) plus an applicable margin of 1.25 to 2.0, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR (3.86% at September 30, 2005) plus an applicable margin of 1.25 to 2.0 and a 26.3 million Euro ($29.6 million) term loan ("26.3 million Euro term loan") expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.12% at September 30, 2005) plus an applicable margin of 1.25 to 2.0. All amounts owed under the $30.4 million term loan were paid during the second quarter of 2004 with the proceeds from our $40.0 million notes and we no longer have borrowing capacity under that portion of the $90.0 million credit facility. The terms of the $30.0 million revolver and the 26.3 million Euro term loan remain unchanged. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in the Company's business. The credit agreement is un-collateralized except for the pledge of stock of certain foreign subsidiaries. Management of the company believes that we were in compliance with all such covenants as of September 30, 2005. We incurred $1.1 million of related cost as a result of entering into the credit facility. The unamortized balance at September 30, 2005 and December 31, 2004 was $0.4 million and $0.6 million, respectively.

On April 26, 2004 we issued $40.0 million aggregate principal amount of senior notes in a private placement (the "$40.0 million notes"). These notes bear interest at a fixed rate of 4.89% and mature on April 26, 2014. Interest is paid semi-annually. As of September 30, 2005, $40.0 million remained outstanding. Annual principal payments of approximately $5.7 million begin on April 26, 2008 and extend through the date of maturity. Proceeds from this credit facility were used to repay our existing US dollar denominated term loan, $24.0 million, and repay a portion, of our borrowings under our US dollar denominated revolving credit facility, $13.0 million, which are both components of our $90.0 million credit facility, and to repay other short term borrowings totaling approximately $4.7 million. The agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. We were in compliance with all such covenants as of September 30, 2005. The notes are not collateralized except for the pledge of stock of certain foreign subsidiaries. We incurred $0.8 million of related costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes. The unamortized balance at September 30, 2005 and December 31, 2004 was $0.7 million and $0.8 million, respectively.

Debt outstanding under the various agreements as of September 30, 2005 and December 31, 2004 was as follows:

         (In Thousands of Dollars)                     September 30,       December 31,
                                                            2005               2004
         ---------------------------------------------------------------------------------
         $90 million credit facility:
             Current maturities of long-term debt              $ 6,319            $ 7,160
             Long-term debt                                     21,481             27,510
                                                     -------------------------------------
              Total                                            $27,800            $34,670
                                                     =====================================

         $40 million notes
             Current maturities of long-term debt               $   --             $   --
             Long-term debt                                     40,000             40,000
                                                     -------------------------------------
              Total                                            $40,000            $40,000
                                                     =====================================

The fair value of our fixed rate long-term borrowings are estimated using discounted cash flow analysis based on our incremental borrowing rates for similar types of borrowing arrangements. We estimate the fair value of the $40 million notes to be $38.5 million at September 30, 2005 and $40.4 million at December 31, 2004.

As a result of the Company's cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in accounts payable and totaled $2.3 million and $0.4 as of September 30, 2005, and December 31, 2004, respectively.

Note 10. Goodwill

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2005 and the twelve month period ended December 31, 2004 are as follows:

                                                         Plastic and
                                                           Rubber
                                                         Components          NN Europe
(In Thousands of Dollars)                                  Segment            Segment           Total
-------------------------------------------------------------------------------------------------------
Balance as of January 1, 2004                                   $25,755        $17,138         $42,893
  Currency impacts                                                   --          1,564           1,564
                                                      -------------------------------------------------
Balance as of December 31, 2004                                 $25,755        $18,702         $44,457
                                                      =================================================

Balance as of January 1, 2005                                   $25,755        $18,702         $44,457
  Currency impacts                                                   --         (2,525)         (2,525)
                                                      -------------------------------------------------
Balance as of September 30, 2005                                $25,755        $16,177         $41,932
                                                      =================================================

Note 11. Stock Compensation

We have adopted the provisions of SFAS 123, which encourages but does not require a fair value based method of accounting for stock compensation plans. We have elected to continue accounting for our stock compensation plan using the intrinsic value based method under Auditing Practices Board ("APB") Opinion No. 25 and, accordingly, have not recorded compensation expense for the three and nine month periods ended September 30, 2005 and September 30, 2004, except as related to stock options accounted for under the variable method of accounting and for restricted stock awards issued in third quarter (see below). Had compensation cost for our stock compensation plan been determined based on the fair value at the option grant dates, our net income and earnings per share would have been changed to the pro-forma amounts indicated below:

                                                          Three months ended             Nine months ended
                                                            September 30,                  September 30,
(In Thousands, Except per Share Data)                    2005            2004           2005            2004
--------------------------------------------------    ------------    -----------    ------------    -----------
Net income - as reported                                   $2,557         $2,152         $ 9,892        $ 7,355
 Stock based compensation income, net of
     income tax, included in net income as
     reported                                                 (49)           (98)           (108)           (86)
 Stock based compensation costs, net of
     income tax, that would have been
     included in net income if the fair value
     method had been applied                                  (19)          (388)           (307)          (442)
                                                      ------------    -----------    ------------    -----------
Net income - pro-forma                                     $2,489         $1,666          $9,477         $6,827
                                                      ============    ===========    ============    ===========

Basic earnings per share - as reported                     $ 0.15         $ 0.13          $ 0.58         $ 0.44
 Stock based compensation income, net of
     income tax, included in net income as
     reported                                               (0.01)         (0.01)          (0.01)            --
 Stock based compensation costs, net of
     income tax, that would have been
     included in net income if the fair value
     method had been applied                                   --          (0.02)          (0.02)         (0.03)
                                                      ------------    -----------    ------------    -----------
Basic earnings per share - pro-forma                       $ 0.14         $ 0.10          $ 0.55         $ 0.41
                                                      ============    ===========    ============    ===========

Earnings per share-assuming dilution - as
reported                                                   $ 0.15         $ 0.13          $ 0.57         $ 0.43

 Stock based compensation income, net of
     income tax, included in net income as
     reported                                               (0.01)         (0.01)          (0.01)         (0.01)
 Stock based compensation costs, net of
     income tax, that would have been
     included in net income if the fair value
     method had been applied                                   --          (0.02)          (0.02)         (0.02)
                                                      ------------    -----------    ------------    -----------
Earnings per share - assuming dilution-pro-
forma                                                      $ 0.14         $ 0.10          $ 0.54         $ 0.40
                                                      ============    ===========    ============    ===========

The fair value of each option grant was  estimated  based on actual  information
available   through  September  30,  2005  and  2004  using  the  Black  Scholes option-pricing model with the following assumptions:

   Term                    - Vesting period
   Risk free interest rate - 4.18% and 3.50% at September 30, 2005 and 2004, respectively
   Dividend yield          - 2.67% and 2.79% at September 30, 2005 and 2004,
                             respectively
   Volatility              - 45.31% and 48.88% at September 30, 2005 and 2004,
                             respectively

We issued 53,000 shares of restricted stock awards to certain senior management employees in the third quarter of 2005. The stock price at the date of issuance was $12.70. Compensation expense related to the issuance is being recognized ratably over the three year vesting period and approximated $103,000 for the third quarter of 2005.


Note 12. Commitments

On June 1, 2004, our wholly owned subsidiary, NN Precision Bearing Products Company LTD, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building (approximately 110,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People's Republic of China. The agreement satisfied the requirements of a capital lease at June 1, 2004, and we anticipate recording the lease as a capital lease in our consolidated financial statements as of October 1, 2005, when our possession of the building commences. Accordingly, as of September 30, 2005, no amount has been recorded related to the asset and corresponding obligation associated with the lease agreement in our consolidated financial statements. We estimate the fair value of the land and building to be approximately $2.0 million and undiscounted annual lease payments of approximately $0.2 million (approximately $4.1 million aggregate non-discounted lease payments over the twenty year term). The lease includes fair value buy-out provisions, and we maintain the option to extend the lease term under the same terms and conditions as the original agreement.

On October 7, 2005, we entered into an areement with SNR Roulements ("SNR") to purchase all of SNR's internal precision ball producing equipment for approximately 5.0 million Euros ($6.0 million). As part of the agreement, we entered into a five year supply agreement to provide SNR with an additional $9.0 million of annual ball requirements.


Note 13.  Restructuring Charges

Eltmann, Germany Restructuring
------------------------------

During the  fourth  quarter  of 2004,  the  Company's  NN Europe  subsidiary,  a component of our NN Europe Segment, announced a reduction in staffing at our Eltmann, Germany ball production facility. This restructuring affected approximately 86 employees and is expected to be completed during 2005. As a result, we recorded restructuring charges of approximately 1.7 million Euros ($2.3 million) related to severance costs of approximately $2.1 million and other related charges of approximately $0.2 million. The workforce reduction is a result of our continuing strategy of rationalizing our global manufacturing capacity and the transfer of production principally to our facility in Kysucke Nove Mesto, Slovakia. The charges were recorded in restructuring and impairment costs, a component of income from operations in the fourth quarter of 2004.

The following summarizes the restructuring charges related to the restructuring at the Company's Eltmann, Germany facility for the twelve months ended December 31, 2004 and the nine months ended September 30, 2005:

Twelve months ended December 31, 2004

                                Reserve                                                         Reserve
                               Balance at                      Paid in        Currency         Balance at
  (In Thousands of Dollars)     01/01/04         Charges         2004          Impacts          12/31/04
                              -------------    ------------    ----------    ------------     -------------
  Severance and other
  employee costs                  $ --           $ 2,290         $ --           $ --            $ 2,290
                              -------------    ------------    ----------    ------------     -------------
                                  $ --           $ 2,290         $ --           $ --            $ 2,290
                              =============    ============    ==========    ============     =============

Nine months ended September 30, 2005

                                Reserve                                                         Reserve
                               Balance at                      Paid in        Currency         Balance at
  (In Thousands of Dollars)     01/01/05         Charges         2005          Impacts          09/30/05
                              -------------    ------------    ----------    ------------     -------------
  Severance and other
  employee costs                $ 2,290           $ --          $ (683)        $ (211)          $ 1,396
                              -------------    ------------    ----------    ------------     -------------
                                $ 2,290           $ --          $ (683)        $ (211)          $ 1,396
                              =============    ============    ==========    ============     =============

We expect to pay all amounts during 2005 and no additional charges are expected to be incurred related to the 2004 restructuring program.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Management Focus

   Our strategy and management focus is based upon the following long-term objectives:

   - Captive growth, providing a competitive and attractive alternative to the operations of our global customers

   -  Expansion of our bearing product offering, and

   - Global expansion of our manufacturing base to better address the global requirements of our customers

   Management generally focuses on these trends and relevant market indicators:

   -  Global industrial growth and economics

   -  Global automotive production rates

   - Costs subject to the global inflationary environment, including, but not limited to:

        -  Raw material

        -  Wages and benefits, including health care costs

        -  Regulatory compliance

        -  Energy

   -  Raw Material Availability

   - Trends related to manufacturing's geographic migration of competitive manufacturing

   -  Regulatory environment for United States public companies

   -  Currency and exchange rate movements and trends

   -  Interest rate levels and expectations

   Management generally focuses on the following key indicators of operating performance:

   -  Sales growth

   -  Cost of products sold levels

   -  Selling, general and administrative expense levels

   -  Net income

   -  Cash flow from operations and capital spending

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

Results of Operations

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Net Sales. Net sales increased by approximately $2.1 million, or 2.9%, from $72.9 million for the third quarter of 2004 to $75.0 million for the third quarter of 2005. By segment, sales decreased $1.7 million, increased $1.8 million and increased $2.0 million for the NN Europe Segment, Plastic and Rubber Components Segment, and the Domestic Ball and Roller Segment, respectively. Within the NN Europe Segment, the net decrease was composed of an approximate $0.1 million increase related to the impact of currency exchange rates, an increase of approximately $0.6 million related to price adjustments associated with raw material pass through, and approximately $2.4 million related to decreased product demand. Within the Plastics and Rubber Components Segment, approximately $1.6 million of the increase was related to increased product demand and approximately $0.2 million was related to price adjustments associated with raw material pass through. Within the Domestic Ball and Roller Segment, approximately $1.2 million was related to price adjustments associated with raw material pass through, approximately $1.1 was related to favorable mix principally due to higher demand for rollers, offset by approximately $0.3 million related to decreased demand for balls.

Cost of Products Sold (exclusive of depreciation). Cost of products sold increased by approximately $0.9 million, or 1.6%, from $57.3 million for the third quarter of 2004 to $58.2 million for the third quarter of 2005. By segment, cost of products sold increased $0.7 million, decreased $1.4 million and increased $1.6 million for the Plastics and Rubber Components Segment, the NN Europe Segment and the Domestic Ball and Roller Segment, respectively. Within the Plastics and Rubber Components Segment, approximately $1.2 million was related to increased volume and approximately $0.4 million was related to increased material costs offset by $0.9 million of decreased cost associated with manufacturing efficiencies. Within the NN Europe Segment, approximately $2.1 million was related to decreased volume and approximately $0.8 to increased material costs offset by manufacturing efficiencies of approximately $0.1 million. Within the Domestic Ball and Roller Segment, approximately $1.0 million was related to increased material cost, approximately $0.7 million was related to higher spending on labor, maintenance cost, production supplies, transportation fuel surcharges, offset by approximately $0.1 million in decreased volume. As a percentage of net sales, cost of products sold decreased from 78.5% during the third quarter of 2004 to 77.6% during the third quarter of 2005.

The price of steel has risen over the last twelve to eighteen months with the potential for prices for the remainder of 2005 to reflect even greater increases. The increase is principally due to general increases in global demand and, more recently, due to China's increased consumption of steel. This has had the impact of increasing steel prices in procuring our steel in the form of higher unit prices and scrap surcharges and could adversely impact the availability of steel. Our contracts with key customers allow us to pass a majority of the steel price increases on to those customers. However, for our NN Europe Segment, material price changes in any given year are typically passed along with price adjustments in January of the following year. Unless we can continue to pass these increases through to our customers, income from operations, net income and cash flow from operations will be adversely affected.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $0.1 million, or 0.8%, from $7.1 million during the third quarter of 2004 to $7.2 million during the third quarter of 2005. By segment, selling, general and administrative expenses decreased approximately $0.4 million, decreased by approximately $0.2 million, and increased approximately $0.7 million for the NN Europe Segment, Plastics and Rubber Components Segment, and the Domestic Ball and Roller Segment, respectively. Within the NN Europe Segment, the decrease was principally related to lower consulting costs of approximately $0.1 million and lower administrative costs of approximately $0.3 million. Within the Domestic Ball and Roller Segment the increase was principally related to the impact of recording a reserve for the Delphi Corporation outstanding accounts receivable balance of approximately $0.2 million, higher salary cost of approximately $0.3 million, and higher China start-up cost of approximately $0.2 million. Within the Plastics and Rubber Components Segment, the decrease was principally related to a non-recurring severance cost paid in the third quarter of 2004. As a percentage of net sales, selling, general and administrative expenses decreased from 9.8% during the third quarter of 2004 to 9.6% during the third quarter of 2005.

Depreciation and Amortization. Depreciation and amortization expenses were flat compared to the third quarter of 2004 from $4.0 million for the third quarter of 2004 to $4.0 million for the third quarter of 2005. As a percentage of net sales, depreciation and amortization expense decreased from 5.5% during the third quarter of 2004 to 5.3% during the third quarter of 2005.

Interest Expense, Net. Interest expense decreased by approximately $0.1 million, or 12.2%, from $1.1 million in the third quarter of 2004 to $1.0 million in the third quarter of 2005. The reduction was due to debt reduction in the third quarter. See "Liquidity and Capital Resources".

Net Income. Net income increased by approximately $0.4 million, or 18.8%, from $2.2 million in the third quarter of 2004 to $2.6 million in the third quarter of 2005. As a percentage of net sales, net income increased from 3.0% during the third quarter of 2004 to 3.4% during the third quarter of 2005.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Net Sales. Net sales increased by approximately $19.7 million, or 8.7%, from $225.8 million for the first nine months of 2004 to $245.5 million for the first nine months of 2005. By segment, sales increased $8.5 million, $5.7 million and $5.5 million for the NN Europe Segment, the Plastic and Rubber Components Segment and the Domestic Ball and Roller Segment, respectively. Within the NN Europe Segment, approximately $5.4 million of the increase was related to the impact of currency exchange rates, approximately $2.5 million of the increase was related to price adjustments associated with raw material pass through, and approximately $0.6 million related to increased product demand. Within the Plastic and Rubber Components Segment, approximately $4.7 million of the increase was related to increased product demand and approximately $1.0 million was related to price adjustments associated with raw material pass through. Within the Domestic Ball and Roller Segment, approximately $3.3 million of the increase was related to price adjustments associated with raw material pass through and approximately $2.2 million was volume due to higher demand for rollers.

Cost of Products Sold (exclusive of depreciation). Cost of products sold increased by approximately $15.3 million, or 8.6%, from $176.6 million for the first nine months of 2004 to $191.8 million for the first nine months of 2005. By segment, cost of products sold increased $6.1 million, $5.2 million and $4.0 million for the NN Europe Segment, the Plastics and Rubber Components Segment and the Domestic Ball and Roller Segment, respectively. Within the NN Europe Segment, approximately $4.4 million of the increase was related to the impact of currency exchange rates, approximately $4.4 million was related to increased material costs, and approximately $0.7 million was due to increased volume. These increases were offset by approximately $3.4 million of productivity improvements mainly in labor savings and in lower production cost of cages. Within the Plastics and Rubber Components Segment, approximately $3.7 million was related to increased volume and approximately $2.5 million was related to increases in raw material costs. Offsetting these increases were productivity improvements of $1.0 million. Within the Domestic Ball and Roller Segment, approximately $1.9 million of the increase was related to increased material cost, approximately $0.6 million related to increased volume and approximately $1.5 million of the increase was related to transportation fuel surcharges, and higher spending in maintenance, labor cost, and production supplies. As a percentage of net sales, cost of products sold decreased from 78.2% during first nine months of 2004 to 78.1% during the first nine months of 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately $0.3 million, or 1.6%, from $22.3 million during the first nine months of 2004 to $22.0 million during the first nine months of 2005. By segment, selling, general and administrative expenses decreased $0.6 million, increased $0.6 million and decreased $0.3 million for the NN Europe Segment, Domestic Ball and Roller Segment and the Plastic and Rubber Components Segment, respectively. Within the NN Europe

Segment, the decrease was related principally to lower consulting and salary costs of approximately $1.0 million, offset by the negative impact of foreign currency exchange rates of approximately $0.4 million. Increased expenses at the Ball and Roller Segment were due primarily to the start-up costs in China $0.4 million and the impact of recording a reserve for the Delphi Corporation outstanding accounts receivable balance of $0.2 million. Within the Plastics and Rubber Components Segment, the decrease was principally related to a nonrecurring severance cost paid in 2004. As a percentage of net sales, selling, general and administrative expenses decreased from 9.9% during the first nine months of 2004 to 8.9% during the first nine months of 2005.

Depreciation and Amortization. Depreciation and amortization expenses increased by approximately $0.4 million or 3.2% from $11.9 million for the first nine months of 2004 to $12.3 million for the first nine months of 2005. The increase of approximately $0.4 million was attributable to the NN Europe Segment. The impact of foreign currency exchange rates accounted for $0.3 million of the increase and the remainder was a result of capital investments in machinery and equipment. As a percentage of net sales, depreciation and amortization expense decreased from 5.3% for the first nine months of 2004 to 5.0% for the first nine months of 2005.

Interest Expense, Net. Interest expense increased by approximately $0.1 million from $2.9 million in the first nine months of 2004 to $3.0 million in the first nine months of 2005. The increase was principally related to increased market interest rates. See "Liquidity and Capital Resources".

Net Income. Net income increased by approximately $2.5 million, or 34.5%, from $7.4 million in the first nine months of 2004 to $9.9 million in the first nine months of 2005. As a percentage of net sales, net income increased from 3.3% during the first nine months of 2004 to 4.0% during the first nine months of 2005.


Liquidity and Capital Resources

On May 1, 2003, we entered into a $90.0 million syndicated credit facility with AmSouth Bank ("AmSouth") as the administrative agent and Suntrust Bank as the Euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million Euros ($29.6 million) (the "$90.0 million credit facility"). This financing arrangement replaced our prior credit facility with AmSouth and Hypo Vereinsbank Luxembourg, S.A. The credit facility as originally entered into consisted of a $30.0 million revolver ("$30.0 million revolver") expiring on March 15, 2005, subsequently extended to June 30, 2007 bearing interest at a floating rate equal to LIBOR (3.86% at September 30, 2005) plus an applicable margin of 1.25 to 2.0, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR (3.86% at September 30, 2005) plus an applicable margin of 1.25 to 2.0 and a 26.3 million Euro ($29.6 million) term loan ("26.3 million Euro term loan") expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.12% at September 30, 2005) plus an applicable margin of 1.25 to 2.0. All amounts owed under the $30.4 million term loan were paid during the second quarter of 2004 with the proceeds from our $40.0 million notes and we no longer have borrowing capacity under that portion of the $90.0 million credit facility. The terms of the $30.0 million revolver and the 26.3 million Euro term loan remain unchanged. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in the Company's business. The credit agreement is un-collateralized except for the pledge of stock of certain foreign subsidiaries. We were in compliance with all such covenants as of September 30, 2005.

On April 26, 2004 we issued $40.0 million aggregate principal amount of senior notes in a private placement (the "$40.0 million notes"). These notes bear interest at a fixed rate of 4.89% and mature on April 26, 2014. Interest is paid semi-annually. As of September 30, 2005, $40.0 million remained outstanding. Annual principal payments of approximately $5.7 million begin on April 26, 2008 and extend through the date of maturity. Proceeds from this credit facility were used to repay our existing US dollar denominated term loan, $24.0 million, and repay a portion of our borrowings under our US dollar denominated revolving credit facility, $13.0 million, which are both components of our $90.0 million credit facility, and to repay other short term borrowings totaling approximately

$4.7 million. The agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. We were in compliance with all such covenants as of September 30, 2005. The notes are not collateralized except for the pledge of stock of certain foreign subsidiaries. We incurred $0.7 million of related costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes.

Amounts outstanding under the $90.0 million credit facility and the $40.0 million note as of September 30, 2005 were $27.8 million and $40.0 million, respectively. See Note 9 of the Notes to Consolidated Financial Statements.

Our arrangements with our domestic customers typically provide that payments are due within 30 days following the date of shipment of goods by us, while arrangements with certain export customers (other than export customers that have entered into an inventory management (consignment) program with the Company) generally provide that payments are due within either 90 or 120 days following the date of shipment. Our net sales have historically been of a seasonal nature due to our relative percentage of European business coupled with slower European production during the month of August.

We bill and receive payment from some of our customers in Euros as well as other currencies. To date, we have not been materially adversely affected by currency fluctuations. Nonetheless, as a result of these sales, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of September 30, 2005, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable, was $41.2 million at September 30, 2005 as compared to $33.9 million at December 31, 2004. The ratio of current assets to current liabilities increased from 1.46:1 at December 31, 2004 to 1.63:1 at September 30, 2005. Cash flow from operations totaled $10.3 million during the first nine months of 2005, compared with $21.9 million during the first nine months of 2004. The primary reason for the reduction in operating cash flow was a decrease in accounts payable of $7.2 million versus an increase of $4.9 million in 2004.

On October 8, 2005, Delphi Corporation filed Chapter 11 bankruptcy for its U.S. based companies. We have reserved substantially all of the receivable balance with Delphi at September 30, 2005. The balance totals $0.2 million. We continue to ship to Delphi under normal terms as we believe they have post-bankruptcy financing adequate to meet current purchases from vendors. We have filed to reclaim our goods shipped 10 days prior to the filing and have filed for preferred vendor status.

During 2005, we announced plans to spend approximately $17.0 million on capital expenditures of which $9.1 million is related primarily to equipment, process upgrades, and replacements and approximately $7.9 million principally related to geographic expansion of our manufacturing base. We now believe that the total capital expenditure for the year will be between $12.0 million and $15.0 million based on re-evaluation of needs in 2005. Of these amounts approximately $8.4 million has been spent through September 30, 2005. We intend to finance these activities with cash generated from operations and funds available under the credit facilities described above. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our working capital needs and projected capital expenditure requirements through September 2006.

The Euro

We currently have operations in Italy, Germany, Ireland, and The Netherlands, all of which are Euro participating countries, and sell product to customers in many of the participating countries. The Euro has been adopted as the functional currency at these locations in the NN Europe Segment, except Slovakia whose functional currency is the Slovak Koruna. Slovakia joined the European Union in May 2004, and the country is expected to adopt the Euro as its currency within several years.

Seasonality and Fluctuation in Quarterly Results

Our net sales historically have been of a seasonal nature due to a significant portion of our sales to European customers that cease or significantly slow production during the month of August.

Inflation and Changes in Prices

Prices for 52100 Steel, engineered resins and other raw materials purchased by us are subject to material change, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Management Focus". For example, due to an increase in worldwide demand for 52100 Steel and the decrease in the value of the United States dollar relative to foreign currencies, we experienced an increase in the price of 52100 Steel and may experience difficulty in obtaining an adequate supply of 52100 Steel from our existing suppliers. In our U.S. operations, our typical pricing arrangements with steel suppliers are subject to adjustment once every six months. Our NN Europe Segment has entered into long term agreements with its primary steel supplier which provide for standard terms and conditions and annual pricing adjustments to offset material price fluctuations in steel and quarterly scrap surcharge adjustments. We typically reserve the right to increase product prices periodically in the event of increases in its raw material costs. In the past, we have been able to minimize the impact on its operations resulting from the 52100 Steel price fluctuations by taking such measures. However, by contract, material price changes in any given year are passed along with price adjustments in January of the following year. Certain sales agreements are in effect with SKF and INA, which provide for minimum purchase quantities and specified, annual sales price adjustments that may be modified up or down for changes in material costs. These agreements expire during 2006.

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2004 including those policies as discussed in Note 1. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding our business operations, financial condition and results of operations. There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies.

Accounts Receivable. Substantially all of our accounts receivable are due primarily from the served markets: bearing manufacturers, automotive industry, electronics, industrial, agricultural and aerospace. In establishing allowances for doubtful accounts, we perform credit evaluations of our customers, considering numerous inputs when available including the customers' financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects. Accounts receivable are written off when considered to be uncollectible. While management believes that adequate allowances for doubtful accounts have been provided in the Consolidated Financial Statements, it is possible that we could experience additional unexpected credit losses.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Our inventories are not generally subject to obsolescence due to spoilage or expiring product life cycles. We operate generally as a make-to-order business; however, we also stock products for certain customers in order to meet delivery schedules. While management believes that adequate write-downs for inventory obsolescence have been made in the Consolidated Financial Statements, we could experience additional inventory write-downs in the future.

Acquisitions and Acquired Intangibles. For new acquisitions, we use estimates, assumptions and appraisals to allocate the purchase price to the assets acquired and to determine the amount of goodwill. These estimates are based on market analysis and comparisons to similar assets. Annual tests are required to be performed to assess whether recorded goodwill is impaired. The annual tests require management to make estimates and assumptions with regard to the future operations of its reporting units, the expected cash flows that they will generate, and their market value. These estimates and assumptions therefore impact the recorded value of assets acquired in a business combination, including goodwill, and whether or not there is any subsequent impairment of the recorded goodwill and the amount of such impairment.

Impairment of Long-Lived Assets. Our long-lived assets include property, plant and equipment. The recoverability of the long-lived assets is dependent on the performance of the companies which we have acquired, as well as volatility inherent in the external markets for these acquisitions. In assessing potential impairment for these assets, we will consider these factors as well as forecasted financial performance. Future adverse changes in market conditions or adverse operating results of the underlying assets could result in having to record additional impairment charges not previously recognized.

Pension and Post-Retirement Obligations. We use several assumptions in determining its periodic pension and post-retirement expense and obligations which are included in the Consolidated Financial Statements. These assumptions include determining an appropriate discount rate, rate of compensation increase, as well as the remaining service period of active employees. We use an independent actuary to calculate the periodic pension and post-retirement expense and obligations based upon these assumptions and actual employee census data.

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

We wish to caution readers that this report contains, and our future filings, press releases and oral statements made by our authorized representatives may contain, forward-looking statements that involve certain risks and uncertainties. Statements regarding capital expenditures, future borrowings, and financial commitments are forward-looking statements. Readers can identify forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. Our actual results could differ materially from those expressed in such forward-looking statements due to important factors bearing on our business, many of which already have been discussed in this filing and in the our prior filings. The differences could be caused by a number of factors or combination of factors including, but not limited to, the risk factors described below.

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

The steel that we use to manufacture precision balls and rollers is of an extremely high quality and is available from a limited number of producers on a global basis. Due to quality constraints in the U.S. steel industry, we obtain substantially all of the steel used in our U.S. ball and roller production from overseas suppliers. In addition, we obtain substantially all of the steel used in our European ball production from a single European source. If we had to obtain steel from sources other than our current suppliers, particularly in the case of our European operations, we could face higher prices and transportation costs, increased duties or taxes, and shortages of steel. Problems in obtaining steel, and particularly 52100 chrome steel, in the quantities that we require and on commercially reasonable terms, could increase our costs, negatively impact our ability to operate our business efficiently and have a material adverse effect on our operating and financial results.

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

Because we obtain a majority of our raw materials from overseas suppliers, actively participate in overseas manufacturing operations and sell to a large number of international customers, we face risks associated with the following:

    -   adverse foreign currency fluctuations;

    - changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations;

    -   the imposition of trade restrictions or prohibitions;

    -   high tax rates that discourage the repatriation of funds to the U.S.;

    -   the imposition of import or other duties or taxes; and

    - unstable governments or legal systems in countries in which our suppliers, manufacturing operations, and customers are located.

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

The  market  price  of  our  common  stock  could  be  subject  to   significant
fluctuations and may decline. Among the factors that could affect our stock price are:

    -   our operating and financial performance and prospects;

    - quarterly variations in the rate of growth of our financial indicators, such as earnings per share, net income and revenues;

    - changes in revenue or earnings estimates or publication of research reports by analysts;

    -   loss of any member of our senior management team;

    -   speculation in the press or investment community;

    - strategic actions by us or our competitors, such as acquisitions or restructurings;

    -   sales of our common stock by stockholders;

    -   general market conditions; and

    - domestic and international economic, legal and regulatory factors unrelated to our performance.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to our use of certain financial instruments as well as transacting in various foreign currencies. To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At September 30, 2005, we had $19.9 million outstanding under the domestic credit facilities, $40.0 million aggregate principal amount of senior notes outstanding and NN Europe had 6.6 million Euro ($7.9 million) outstanding under the Euro term loan. See Note 9 of the Notes to Consolidated Financial Statements. At September 30, 2005, a one-percent increase in the interest rate charged on our outstanding borrowings under our credit facilities, that are subject to variable interest rates, would result in interest expense increasing annually by approximately $0.3 million. In connection with a variable EURIBOR rate debt financing in July 2000 our majority owned subsidiary, NN Europe entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for us to receive variable Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to principal payments on the underlying debt over the life of the swap. This original debt was repaid in May 2003, however, the swap remains pursuant to its original terms. On May 1, 2003, we entered into the $90.0 million credit facility. This new financing arrangement replaced our prior credit facility with AmSouth and NN Europe's credit facility with Hypo Vereinsbank Luxembourg, S.A. On April 26, 2004, we issued $40.0 million of aggregate principal amounts of senior notes in a private placement, replacing a portion of our $90.0 million credit facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our NN Europe Segment bills and receives payments from some of its foreign customers in their own currency. To date, we have not been materially adversely affected by currency fluctuations or foreign exchange restrictions. However, to help reduce exposure to foreign currency fluctuation, management has incurred debt in Euros and has periodically used foreign currency hedges. These currency hedging programs allow management to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency hedging instruments as of September 30, 2005.

Item 4.  Controls and Procedures

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

There have been no changes in this fiscal quarter in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

All of our legal proceedings are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business or financial condition or on the results of operations.

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

       31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

       31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

       32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

       32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

       Reports on Form 8-K

       We furnished a Form 8-K, in response to Items 2.02 and 9.01 on August 10, 2005 announcing an amendment to the press release issued on July 28, 2005

       We furnished a Form 8-K, in response to Items 2.02 and 9.01 on July 28, 2005 announcing earnings for the second quarter of 2005

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      NN, Inc.
                                          ------------------------------------
                                                    (Registrant)


Date:    November 8, 2005                             /s/ Roderick R. Baty
       --------------------               ------------------------------------
                                                    Roderick R. Baty,
                                                 Chairman, President and
                                                 Chief Executive Officer
                                                (Duly Authorized Officer)


Date:    November 8, 2005                             /s/ James H. Dorton
       --------------------           -----------------------------------------
                                                     James H. Dorton
                                      Vice President - Corporate Development and
                                               Chief Financial Officer
                                            (Principal Financial Officer)
                                               (Duly Authorized Officer)


Date:    November 8, 2005                            /s/ William C. Kelly, Jr.
       --------------------               -------------------------------------
                                                  William C. Kelly, Jr.,
                                                    Vice President and
                                               Chief Administrative Officer
                                                 (Duly Authorized Officer)

                                                                   Exhibit 31.1
                                 CERTIFICATIONS

I, Roderick R. Baty, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NN, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

 Date:  November 8, 2005
       ------------------

                                 /s/ Roderick R. Baty
                                 ------------------------------------
                                 Roderick R. Baty
                                 Chairman, President and Chief Executive Officer

                                                                 Exhibit 31.2

                                 CERTIFICATIONS

I, James H. Dorton, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NN, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 8, 2005                            /s/ James H. Dorton
      ------------------                           --------------------------
                                                   James H. Dorton
                                                   Chief Financial Officer

                                                                 Exhibit 32.1


                CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NN, Inc. (the "Company") on Form 10-Q for the interim period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and date indicated below, hereby certifies pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 8, 2005                         /s/ Roderick R. Baty
      ------------------                        -------------------------
                                                Roderick R. Baty
                                                Chairman, President and Chief
                                                Executive Officer


[A signed original of this written statement required by Section 906 has been provided to NN, Inc. and will be retained by NN, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

                                                                  Exhibit 32.2


                CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NN, Inc. (the "Company") on Form 10-Q for the interim period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and date indicated below, hereby certifies pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 8, 2005                            /s/ James H. Dorton
     --------------------                          ---------------------------
                                                   James H. Dorton
                                                   Chief Financial Officer

[A signed original of this written statement required by Section 906 has been provided to NN, Inc. and will be retained by NN, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]