Form 10-Q/A
period 2005-03-31
NN INC
filed 2006-03-16
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-23486

NN, Inc.
(Exact name of registrant as specified in its charter)

Delaware	62-1096725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2000 Waters Edge Drive
Building C, Suite 12
Johnson City, Tennessee 37604
(Address of principal executive offices, including zip code)

 (423) 743-9151
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 6, 2005 there were 16,910,579 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Explanatory Note

This Amendment to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, of NN, Inc. is being filed solely to correct inadvertent omission of text, errors in numbering, and inadvertent addition of signing officers titles and the word “annual” in the Certifications contained in Exhibits 31.1 and 31.2.

Item 6.  Exhibits

    The following Exhibits are filed herewith:

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  SIGNATURES

Pursuant to the requirements of the Section 13 of 15(d) of the Securities Act of 1934, the registrant has duly caused this amendment to its quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

NN, INC.

Date: March 15, 2006	By:	/s/ Roderick R. Baty
Roderick R. Baty
Title: Chairman, President and Chief Executive Officer

Date: March 15, 2006	By:	/s/ James H. Dorton
James H. Dorton
Title: Vice President - Corporate Development and Chief Financial Officer

Date: March 15, 2006	By:	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.
Title: Vice President and Chief Administrative Officer