Form 10-Q/A
period 2005-06-30
NN INC
filed 2006-03-16
CIK 918541

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

As of August 1, 2005 there were 17,176,172 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Explanatory Note

This Amendment to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, of NN, Inc. is being filed solely to correct an inadvertent omission of text in the Certifications contained in Exhibits 31.1 and 31.2.

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