Form 10-Q/A
period 2005-11-30
NN INC
filed 2006-03-16
CIK 918541

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

As of October 31, 2005 there were 17,206,072 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Explanatory Note

This Amendment to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, of NN, Inc. is being filed solely to correct an inadvertent omission of text in the Certifications contained in Exhibits 31.1 and 31.2 and to add the caption on the cover indicating the Company is not a shell company.

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