Form 10-K
period 2005-12-31
NN INC
filed 2006-03-16
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-23486

NN, INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1096725
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2000 Waters Edge Drive
Johnson City, Tennessee	37604
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (423) 743-9151

Securities registered pursuant to Section 12(b) of the Act:

( Title of each class)	(Name of each exchange on which registered)
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

    The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2005, based on the closing price on the NASDAQ National Market System on that date was approximately $184,144,653.

The number of shares of the registrant's common stock outstanding on March 13, 2006 was 17,207,867.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement with respect to the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I
    Item 1.  Business Overview

NN, Inc. manufactures and supplies high precision bearing components, consisting of balls, cylindrical rollers, tapered rollers, seals, and plastic and metal retainers, for leading bearing manufacturers on a global basis. We are a leading independent manufacturer of precision steel bearing balls for the North American and European markets. Our core business is the manufacture and sale of high quality, precision ball and roller bearing components including steel balls and rollers . In 2005, sales of balls and rollers accounted for approximately 76% of the Company's total net sales with 56% and 20% of sales from balls and rollers, respectively. Sales of metal bearing retainers accounted for 6% and sales of precision molded plastic and rubber parts accounted for the remaining 18%. See Note 12 of the Notes to Consolidated Financial Statements. In 1998, we began implementing a strategic plan designed to position us as a worldwide manufacturer and supplier of a broad line of bearing components and other precision plastic components. Through a series of acquisitions executed as part of that plan, we have built upon our strong core ball business and expanded our bearing component product offering. Today, we offer among the industry’s most complete line of commercially available bearing components. We emphasize engineered products that take advantage of our competencies in product design and tight tolerance manufacturing processes. Our bearing customers use our components in fully assembled ball and roller bearings, which serve a wide variety of industrial applications in the transportation, electrical, agricultural, construction, machinery, mining and aerospace markets. As used in this Annual Report on Form 10-K, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

For managerial and financial analysis purposes, management views the Company’s operation in three segments: the domestic ball and roller operations of Erwin, Tennessee and Mountain City, Tennessee, which also includes costs related to our start-up operation in China and corporate office costs, (“Domestic Ball and Roller Segment”), the European facilities of Kilkenny, Ireland; Eltmann, Germany; Pinerolo, Italy; Veenendaal, The Netherlands and Kysucke Nove Mesto, Slovakia (“NN Europe Segment”) and the operations of Industrial Molding Corporation (“IMC”) and The Delta Rubber Company (“Delta”) (collectively “Plastic and Rubber Components Segment”). On March 12, 2004 we changed the name of our primary European entity from NN Euroball, ApS to NN Europe ApS. To avoid confusion between the entity and the segment, we will refer to the segment as the NN Europe Segment and the entity as NN Europe. Financial information about the Domestic Ball and Roller Segment, the NN Europe Segment and the Plastic and Rubber Components Segment is set forth in Note 12 of the Notes to Consolidated Financial Statements.

Recent Developments

In February 2006, we reached an informal agreement in principle to extend our supply agreement with AB SKF (“SKF”) until the end of 2006. The agreement would have expired on July 31, 2006. SKF is a global bearing manufacturer and our largest customer. We are currently in discussions with SKF to extend the agreement beyond the end of 2006.

On October 7, 2005, we entered into an agreement with SNR Roulements (“SNR”) to purchase all of SNR’s internal precision ball producing equipment for approximately 5.0 million Euros ($6.0 million). SNR, a division of Renault SA, France, is a global bearing manufacturer and supplier to the automotive, industrial and aerospace industries. As part of the transaction, we received a three year supply agreement for the present business (approximately $8.0 million) and a five year supply agreement to provide SNR with its annual ball requirements of the former in-house production of approximately $9.0 million. The product will be supplied from NN Europe’s existing precision ball operations. In December 2005, we started to acquire the precision ball producing equipment of SNR, from its manufacturing facility in Annecy, France. Once complete, we will have acquired approximately 5.0 million Euros (approximately $6.0 million) of equipment and intangibles.

During 2004 we formed a wholly owned subsidiary, NN Precision Bearing Products Company Co., Ltd, (“NN Asia)”. This subsidiary, which began production of precision balls during the fourth quarter of 2005, is located in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China and is a component of our strategy to globally expand our manufacturing base. The costs incurred as a result of this start-up are included in our Domestic Ball and Roller Segment during the years ended December 31, 2005 and 2004. Limited production of precision balls began at NN Asia in the fourth quarter of 2005.

On October 9, 2003, we acquired certain assets comprised of land, building and machinery and equipment of the precision ball operations of KLF - Gulickaren (“KLF”), based in Kysucke Nove Mesto, Slovakia. We paid consideration of approximately 1.7 million Euros ($2.0 million). The assets are being utilized by our wholly-owned subsidiary NN Slovakia based in Kysucke Nove Mesto, Slovakia, which began production in June 2004. The financial results of the operations are included in our NN Europe Segment.

On May 2, 2003, we acquired the 23 percent interest in NN Europe, ApS (“NN Europe”) held by SKF. NN Europe was formed in 2000 by the Company, FAG Kugelfischer George Schaefer AG, which was subsequently acquired by Schaeffler KG (INA) , and SKF We paid approximately 13.8 million Euros ($15.6 million) for SKF’s interest in NN Europe. Following the closing of the transaction, we own 100 percent of the outstanding shares of NN Europe.

On May 2, 2003 we acquired 100 percent of the tapered roller and metal cage manufacturing operation of SKF in Veenendaal, The Netherlands. The results of Veenendaal’s operations have been included in the consolidated financial statements since that date. We paid consideration of approximately 23.0 million Euros ($25.7 million) and incurred other costs of approximately $1.0 million, for the Veenendaal net assets acquired from SKF. The Veenendaal operation manufactures rollers for tapered roller bearings and metal cages for both tapered roller and spherical roller bearings allowing us to expand our bearing component offering. The financial results of the Veenendaal operation are included in the NN Europe Segment.

Corporate Information

NN, originally organized in October 1980, is incorporated in Delaware. Our principal executive offices are located at 2000 Waters Edge Drive, Johnson City, Tennessee, and our telephone number is (423) 743-9151. Our web site address is www.nnbr.com. Information contained on our web site is not part of this Annual Report. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto are available on our web site under “Investor Relations.”

Products

Precision Steel Balls. At our Domestic Ball and Roller Segment facilities including NN Asia and our NN Europe Segment facilities, we manufacture and sell high quality, precision steel balls in sizes ranging in diameter from 5/32 of an inch to 2 ½ inches. We produce and sell balls in grades ranging from grade 3 to grade 1000, according to international standards endorsed by the American Bearing Manufacturers Association. The grade number for a ball, in addition to defining allowable dimensional variation within production batches, indicates the degree of spherical precision of the ball; for example, grade 3 balls are manufactured to within three-millionths of an inch of roundness. Our steel balls are used primarily by manufacturers of anti-friction bearings where precise spherical, tolerance and surface finish accuracies are required. At our Domestic Ball and Roller Segment, sales of steel balls accounted for approximately 81%, 86%, and 86% of the segment’s net sales in 2005, 2004, and 2003 respectively. At our NN Europe Segment, sales of steel balls accounted for approximately 65%, 68%, and 76% of the segment’s net sales in 2005, 2004 and 2003, respectively.

Steel Rollers. We manufacture cylindrical rollers at our Erwin, Tennessee facility. Cylindrical rollers are normally defined by the combination of diameter and length. Most cylindrical rollers are made to specific customer requirements for diameter and length, so there is very little overlap of common cylindrical rollers matching two or more customers’ needs. The Company has experienced minimal roller product returns and does not have any customer acceptance clauses. Rollers are an alternative rolling element used instead of balls in anti-friction bearings that typically have heavier loading or different speed requirements. Our roller products are used primarily for applications similar to those of our ball product lines, plus certain non-bearing applications such as hydraulic pumps and motors. Cylindrical rollers accounted for approximately 19%, 14%, and 14% of sales at our domestic Ball and Roller Segment in 2005, 2004, and 2003, respectively. We manufacture tapered rollers at our Veenendaal, The Netherlands facility. These tapered rollers are used in tapered roller bearings that are used in a variety of applications including automotive gearbox applications, automotive wheel bearings and a wide variety of industrial applications. Tapered rollers accounted for approximately 25% and 23% of sales at our NN Europe Segment in 2005 and 2004, respectively.

Bearing Seals. At our Plastic and Rubber Components Segment’s Danielson, CT facilities, we manufacture and sell a wide range of precision bearing seals produced through a variety of compression and injection molding processes and adhesion technologies to create rubber-to-metal bonded bearing seals. The seals are used in applications for automotive, industrial, agricultural, mining and aerospace markets.

Retainers: We manufacture and sell precision metal and plastic retainers for ball and roller bearings used in a wide variety of industrial applications. Retainers are used to separate and space the rolling elements (balls or rollers) within a fully assembled bearing. We manufacture plastic retainers at our Lubbock, Texas facilities and metal retainers at our Veenendaal, The Netherlands facility.

Precision Plastic Components. At our Plastic and Rubber Components Segment’s Lubbock, TX facilities, we also manufacture and sell a wide range of specialized plastic products including automotive under-the-hood components, electronic instrument cases and precision electronic connectors and lenses, as well as a variety of other specialized parts.

Research and Development. The amounts spent on research and development activities by us during each of the last three fiscal years are not material. Amounts spent are expensed as incurred.

Customers

Our bearing component products are supplied primarily to bearing manufacturers for use in a broad range of industrial applications, including transportation, electrical, agricultural, construction, machinery, mining and aerospace. We supply over 500 customers; however, our top 10 customers account for approximately 81% of our revenue. These top 10 customers include SKF, Schaeffler Group (INA), Timken, SNR, GKN, Iljin, Koyo, ORS, NSK and FTE. In 2005, 31% of our products were sold to customers in North America, 58% to customers in Europe, and the remaining 11% to customers located throughout the rest of the world, primarily Asia. Sales to various U.S. and foreign divisions of SKF accounted for approximately 47% of net sales in 2005 and sales to Schaeffler Group (INA) accounted for approximately 13% of net sales in 2005. Sales to various divisions of the Timken Co. accounted for approximately 6% of net sales in 2005. None of our other customers accounted for more than 5% of our net sales in 2005.

Certain customers have contracted to purchase all or a majority of their bearing component requirements from us, although only a few are contractually obligated to purchase any specific amounts. Certain agreements are in effect with some of our largest customers, which provide for targeted, annual price adjustments that may be offset by material cost fluctuations. We ordinarily ship our products directly to customers within 60 days, and in some cases, during the same calendar month, of the date on which a sales order is placed. Accordingly, we generally have an insignificant amount of open (backlog) orders from customers at month end.  For our Domestic Ball and Roller Segment, we maintain a computerized, bar coded inventory management system with many of our major customers that enables us to determine on a day-to-day basis the amount of these components remaining in a customer’s inventory. When such inventories fall below certain levels this triggers shipment of additional product.

In 2001, NN Europe entered into six-year supply agreements with SKF and Schaeffler Group (INA) providing for the purchase of NN Europe products in amounts and at prices that are subject to adjustment on an annual basis. The agreements contain provisions obligating NN Europe to maintain specified quality standards and comply with various ordering and delivery procedures, as well as other customary provisions. SKF may terminate its agreement if, among other things, NN Europe acquires or becomes acquired by a competitor of SKF. Schaeffler Group (INA) may terminate its agreement if, among other things, NN Europe assigns its rights under the agreement, whether voluntarily or by operation of law. The Schaeffler Group (INA) and SKF agreements for precision steel balls expire on June 30, 2006 and July 31, 2006, respectively. Schaeffler Group (INA) has decided to in-source approximately $12 million of annual business to its internal ball manufacturing facility in Germany, which will result in a $12 million reduction in sales to Schaeffler Group (INA), or about 30% of our business with Schaeffler Group (INA). SKF has informally agreed in principle to extend our current contract until the end of December 2006. The contract negotiations for a new long term supply agreements with SKF and Schaeffler Group (INA) are ongoing.

In 2003, Veenendaal entered into a five-year supply agreement with SKF providing for the purchase of steel rollers and metal retainers manufactured at our Veenendaal facility in amounts and at prices that are subject to adjustment on an annual basis. The agreement contains provisions obligating Veenendaal to maintain specified quality standards and comply with various ordering and delivery procedures, as well as other customary provisions. This agreement expires during 2008.

During 2005, the Domestic Ball and Roller Segment sold its products to more than 350 customers located in 26 different countries. Approximately 55% of the Domestic Ball and Roller Segment’s net sales in 2005 were to customers outside the United States. Sales to the Domestic Ball & Roller Segment’s top ten customers accounted for approximately 76% of the segment’s net sales in 2005. Sales to SKF and Schaeffler Group (INA) accounted for approximately 25% and 14%, respectively, of the segment’s net sales in 2005.

During 2005, the NN Europe Segment sold its products to 116 customers located in 28 different countries. Approximately 87% of its net sales in 2005 were to customers within Europe. Sales to the segment’s top ten customers accounted for approximately 97% of the segment’s net sales in 2005. Sales to SKF and Schaeffler Group (INA) accounted for approximately 67% and 14% of the segment’s net sales in 2005, respectively. Sales to SKF and Schaeffler Group (INA) are made pursuant to the terms of supply agreements which expire in 2006 (precision steel balls) and 2008 (SKF rollers and metal retainers).

During 2005, the Plastic and Rubber Components Segment sold its products to 79 customers located in 12 different countries. Approximately 19% of the Plastic and Rubber Components Segment net sales were to customers outside the United States. Sales to the segment’s top ten customers accounted for approximately 74% of the segment’s net sales in 2005, including Timken which accounted for 30% of the segments sales.

In both the foreign and domestic markets, the Company principally sells its products directly to manufacturers and does not sell significant amounts through distributors or dealers.

See Note 12 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" for additional segment financial information.

The following table presents a breakdown of our net sales for fiscal years 2005, 2004 and 2003:

(In Thousands)
	2005	2004	2003

Domestic Ball and Roller Segment	$66,088	$58,435	$55,437
Percentage of Total Sales	20.6%	19.2%	21.9%

NN Europe Segment	197,397	193,930	147,127
Percentage of Total Sales	61.4%	63.8%	58.0%

Plastic and Rubber Components Segment	57,902	51,724	50,898
Percentage of Total Sales	18.0%	17.0%	20.1%

Total	$321,387	$304,089	$253,462

Percentage of Total Sales	100%	100%	100%

Sales and Marketing

A primary emphasis of our marketing strategy is to expand key customer relationships by offering them high quality, high precision products with the value of a single supply chain partner for a wide variety of components. As a result, we have progressed toward integrating our sales organization on a global basis across all of our product lines. Our sales organization includes eleven direct sales and fourteen customer service representatives. Due to the technical nature of many of our products, our engineers and manufacturing management personnel also provide technical sales support functions, while internal sales employees handle customer orders and other general sales support activities.

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

Our arrangements with our domestic customers typically provide that payments are due within 30 days following the date of shipment of goods. With respect to foreign customers of our domestic business, payments generally are due within 90 to 120 days following the date of shipment in order to allow for additional freight time and customs clearance. For customers that participate in our Domestic Ball and Roller Segment’s inventory management program, sales are recorded when the customer uses the product. See "Business -- Customers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

Employees

As of December 31, 2005, we employed a total of 1,721 full-time employees. Our Domestic Ball and Roller Segment employed 322 workers, the NN Europe Segment employed 955 workers, our Plastic and Rubber Components Segment employed 436 workers, and there were 8 employees at the Company’s corporate headquarters. Of our total employment, 16% are management/staff employees and 84% are production employees. We believe we are able to attract and retain high quality employees because of our quality reputation, technical expertise, history of financial and operating stability, attractive employee benefit programs, and our progressive, employee-friendly working environment. The employees in the Eltmann, Germany, Pinerolo, Italy, and Veenendaal, The Netherlands plants are unionized. We have excellent labor relations, and the Company has never experienced any involuntary work stoppages. We consider our relations with our employees worldwide to be excellent.

Competition

The precision ball and roller and metal retainer industry is intensely competitive, and many of our competitors have greater financial resources than we do. Our primary domestic competitor is Hoover Precision Products, Inc., a wholly owned US subsidiary of Tsubakimoto Precision Products Co. Ltd. Our primary foreign competitors are Amatsuji Steel Ball Manufacturing Company, Ltd., which has agreed to be acquired by NSK, and Tsubakimoto Precision Products Co. Ltd.

We believe that competition within the precision ball, roller and metal retainer markets is based principally on quality, price and the ability to consistently meet customer delivery requirements. Management believes that our competitive strengths are our precision manufacturing capabilities, our wide product assortment offering capabilities, our reputation for consistent quality and reliability, and the productivity of our workforce.

The markets for the Plastic and Rubber Components Segment’s products are also intensely competitive. Since the plastic injection molding industry is currently very fragmented, IMC must compete with numerous companies in each of its marketing segments. Many of these companies have substantially greater financial resources than we do and many currently offer competing products nationally and internationally. IMC’s primary competitor in the bearing retainer segment is Nakanishi Manufacturing Corporation. Domestically, Nypro, Inc. and Key Plastics are among the main competitors in the automotive market.

We believe that competition within the plastic injection molding industry is based principally on quality, price, design capabilities and speed of responsiveness and delivery. Management believes that IMC’s competitive strengths are product development, tool design, fabrication, and tight tolerance molding processes. With these strengths, IMC has built its reputation in the marketplace as a quality producer of technically difficult products.

While intensely competitive, the markets for Delta’s products are less fragmented than IMC’s. The bearing seal market is comprised of approximately six major competitors that range from small privately held companies to Fortune 500 global enterprises. Bearing seal manufacturers compete on design, service, quality and price. Delta’s primary competitors in the United States bearing seal market are Freudenburg-NOK, Chicago Rawhide Industries (an SKF subsidiary), Trostel, and Uchiyama.

Raw Materials

The primary raw material used in our Domestic Ball and Roller Segment and NN Europe Segment is 52100 Steel, which is high quality chromium steel. During 2005, approximately 97% and 90% of the steel used by these two segments, respectively, was 52100 Steel in rod and wire form. Our other steel requirements include metal strips, type 440C stainless steel and type S2 rock bit steel.

The Domestic Ball and Roller Segment purchases substantially all of its 52100 Steel requirements from foreign mills in Europe and Japan because of the lack of domestic producers of such steel in the form we require. The principal suppliers of 52100 Steel to the Domestic Ball and Roller Segment are Daido Steel Inc. (America), Kobe Steel America, Lucchini USA Inc. (affiliate of Ascometal France) and Ohio Star Forge Co. The NN Europe Segment purchases almost all of its 52100 Steel requirements from European mills and all of its metal strips requirements from European mills and traders. The principal supplier of 52100 Steel to the NN Europe Segment is Ascometal France (See Note 15 of the Notes to Consolidated Financial Statements), while the principal supplier of metal strips is Thyssen. Our other steel requirements are purchased principally from foreign steel manufacturers. There are a limited number of suppliers of the 52100 Steel that we use in our Domestic Ball and Roller and NN Europe Segments. We believe that if any of our current suppliers were unable to supply 52100 Steel to us, we would be able to obtain our 52100 Steel requirements from alternate sources. We are unable to provide assurances that we would not face higher costs or production interruptions as a result of obtaining 52100 Steel from alternate sources.

We purchase steel on the basis of price and, more significantly, composition and quality. The pricing arrangements with our suppliers are typically subject to adjustment every three to six months for the Domestic Ball and Roller Segment. Steel pricing is contractually adjusted on an annual basis within the NN Europe Segment. For the NN Europe Segment wire price, scrap surcharges are adjusted quarterly based upon market activity in the preceding quarter. In general, we do not enter into written supply agreements with suppliers or commit to maintain minimum monthly purchases of steel except for the supply arrangements between Ascometal, Ovako, and NN Europe (see Note 15 of the Notes to Consolidated Financial Statements). For the Domestic Ball and Roller Segment, the average price of 52100 steel increased approximately 36% in 2005.  The NN Europe Segment experienced an average price increase for 52100 steel of approximately 10% in 2005. Due to the structure of the NN Europe Segment steel purchase contracts, much of the market pressure for increased prices was postponed until 2006. For both segments the price of 52100 steel increased by 9.8% in 2004, and increased approximately 3.5% in 2003.

Because 52100 Steel is principally produced by foreign manufacturers, the Company's operating results would be negatively affected in the event that the U.S. or European governments impose any significant quotas, tariffs or other duties or restrictions on the import of such steel, if the U.S. dollar decreases in value relative to foreign currencies or if supplies available to us would significantly decrease. The relatively weak US Dollar is a factor for steel price increases in the Domestic Ball and Roller Segment since the suppliers' base currencies are the Euro and Yen.

The price of steel has risen over the last twenty-four to thirty-six months. The upward price pressure has been principally due to general increases in global demand and, more recently, due to China’s increased consumption of steel. This has had the impact of increasing steel prices we pay in procuring our steel in the form of higher unit prices and scrap surcharges and could adversely impact the availability of steel. Our contracts with key customers allow us to pass a majority of the steel price increases on to those customers. However, for our NN Europe Segment, material price changes in any given year are typically passed along with price adjustments in January of the following year. Until increases can be passed through to our customers, income from operations, net income and cash flow from operations can be adversely affected. The recent weakness of US Dollar has softened the impact to of the price increases to our customers since most of our export sales are denominated in US Dollars.

The primary raw materials used by IMC are engineered resins. Injection grade nylon is utilized in bearing retainers, gears, automotive and other industrial products. We purchase substantially all of our resin requirements from domestic manufacturers and suppliers. The majority of these suppliers are international companies with resin manufacturing facilities located throughout the world. We experienced price increases for engineered resins of approximately 10.3% in 2005, 5.3% in 2004, and price decreases of approximately 1.0% in 2003.

Delta uses certified vendors to provide a custom mix of proprietary rubber compounds. Delta also procures metal stampings from several domestic suppliers. We experienced price increases for Delta’s raw materials of approximately 7% in 2005, 10.2% in 2004, and price decreases of 2.5% in 2003.

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

Seasonal Nature of Business

Historically, due to a substantial portion of sales to European customers, seasonality has been a factor for our business in that some European customers typically reduce their production activities during the month of August.

Environmental Compliance

Our operations and products are subject to extensive federal, state and local regulatory requirements both domestically and abroad relating to pollution control and protection of the environment. We maintain a compliance program to assist in preventing and, if necessary, correcting environmental problems. The NN Europe segment plants in Eltmann, Germany; Kilkenny, Ireland; and Pinerolo, Italy are ISO 14000 certified and received the EPD (Environmental Product Declaration.) The Veenendaal, The Netherlands plant is also ISO 14000 certified. Based on information compiled to date, management believes that our current operations are in substantial compliance with applicable environmental laws and regulations, the violation of which would have a material adverse effect on our business and financial condition. The Company has assessed conditional asset retirement obligations and have found them to be immaterial to the consolidated financial statements. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future. More specifically, although we believe that we dispose of wastes in material compliance with applicable environmental laws and regulations, there can be no assurance that we will not incur significant liabilities in the future in connection with the clean-up of waste disposal sites.

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position

Roderick R. Baty	52	Chairman of the Board, Chief Executive Officer, President and Director
Frank T. Gentry, III	50	Vice President - General Manager U.S. Ball and Roller Division
Robert R. Sams	48	Vice President - Sales
James H. Dorton	49	Vice President - Corporate Development and Chief Financial Officer
William C. Kelly, Jr.	47	Vice President - Chief Administrative Officer, Secretary, and Treasurer
Thomas W. McKown	40	Vice President - Managing Director of NN Asia
Nicola Trombetti	45	Vice President - Managing Director of NN Europe

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

Frank T. Gentry, III, was appointed Vice President - General Manager U.S. Ball and Roller Division in August 1995. Mr. Gentry is responsible for the Domestic Ball and Roller Segment. Mr. Gentry joined NN in 1981 and held various manufacturing management positions within NN from 1981 to August 1995.

Robert R. Sams joined NN in 1996 as Plant Manager of the Mountain City, Tennessee facility. In 1997, Mr. Sams served as Managing Director of the Kilkenny facility and in 1999 was elected to the position of Vice President - Sales. Prior to joining NN, Mr. Sams held various positions with Hoover Precision Products from 1980 to 1994 and as Vice President of Production for Blum, Inc. from 1994 to 1996.

James H. Dorton joined NN as Vice President of Corporate Development and Chief Financial Officer in June 2005. Prior to joining NN, Mr. Dorton served as Executive Vice President and Chief Financial Officer of Specialty Foods Group, Inc. from 2003 to 2004, Vice President Corporate Development and Strategy and Vice President - Treasurer of Bowater Incorporated from 1996 to 2002 and as Treasurer of Intergraph Corporation from 1989 to 1996. Mr. Dorton is a Certified Public Accountant.

William C. Kelly, Jr. was named Vice President and Chief Administrative Officer in June 2005.  In March 2003, Mr. Kelly was elected to serve as Chief Administrative Officer. In March 1999 he was elected Secretary of NN and still serves in that capacity as well as that of Treasurer. In February 1995, Mr. Kelly was elected Treasurer and Assistant Secretary. He joined NN in 1993 as Assistant Treasurer and Manager of Investor Relations. In July 1994, Mr. Kelly was elected to serve as NN’s Chief Accounting Officer, and served in that capacity through March 2003. Prior to joining NN, Mr. Kelly served from 1988 to 1993 as a Staff Accountant and as a Senior Auditor with the accounting firm of PricewaterhouseCoopers LLP.

Thomas W. McKown joined NN in 2004 in the newly created position of Managing Director of NN Asia. In 2005 Mr. McKown was appointed as an Executive Officer and Corporate Vice President of NN. Prior to joining NN, Mr. McKown held various management positions within firms operating in Hong Kong, Malaysia,  China, and Taiwan.

Nicola Trombetti was elected NN Europe Managing Director in June 2004 and was elected a Corporate Vice President in June 2005. Prior to being named NN Europe Managing Director he was Vice President and Director of Operations, NN Europe. He joined NN in September 2000 as Pinerolo Italy Plant Manager. Prior to joining NN Europe, Mr. Trombetti was Plant Director for Tekfor - Neumaier GmbH Group, a European-based steel component manufacturer for the auto industry. From 1996 to 1999 he was Manufacturing Manager and Plant Manager for SKF Group. He also spent seven years as a manufacturing manager for Pininfarina, an Italian-based car design, engineering, development and manufacturing company.

    Item 1A.   Risk Factors

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

The steel that we use to manufacture precision balls and rollers is of an extremely high quality and is available from a limited number of producers on a global basis. Due to quality constraints in the U.S. steel industry, we obtain substantially all of the steel used in our U.S. ball and roller production from overseas suppliers. In addition, we obtain most of the steel used in our European ball production from a single European source. If we had to obtain steel from sources other than our current suppliers we could face higher prices and transportation costs, increased duties or taxes, and shortages of steel. Problems in obtaining steel, and particularly 52100 chrome steel, in the quantities that we require and on commercially reasonable terms, could increase our costs, adversely impacting our ability to operate our business efficiently and have a material adverse effect on our revenues and operating and financial results.

Increases in the market demand for steel can have the impact of increasing scrap surcharges we pay in procuring our steel in the form of higher unit prices and could adversely impact the availability of steel. Our contracts with key customers allow us to pass a majority of the steel price increases on to those customers. However, by contract, material price changes in any given year at NN Europe are typically passed along with price adjustments in January of the following year. Until the current increases can be passed through to our customers, income from operations, net income and cash flow from operations can be adversely affected.

We depend heavily on a relatively limited number of customers, and the loss of any major customer would have a material adverse effect on our business.

Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 47% of consolidated net sales in 2005, and sales to Schaeffler Group (INA) accounted for approximately 13% of consolidated net sales in 2005. Sales to various divisions of the Timken Company accounted for approximately 6% of our net sales in 2005. During 2005, our ten largest customers accounted for approximately 81% of our consolidated net sales. None of our other customers individually accounted for more than 5% of our consolidated net sales for 2005. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations. Schaeffler Group (INA) has decided to in-source approximately $12 million of annual business to their internal ball manufacturing facility in Germany. This represents approximately 30% of the existing Schaeffler Group (INA) business. We are in the process of negotiating a long term supply agreement with Schaeffler Group (INA) for remaining business. In addition, we are in process of negotiating a new long term agreement with SKF to replace the one for precision balls that expires July 31, 2006. SKF has informally agreed in principle to carry the current agreement through to December 31, 2006.

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

In addition, due to the typical slower summer manufacturing season in Europe, we expect that revenues in the third fiscal quarter of each year will reflect lower sales than in the other quarters of the year.

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

We may not be able to continue to make the acquisitions necessary for us to realize our future growth strategy.

Acquiring businesses that complement or expand our operations has been and continues to be an important element of our business strategy. This strategy calls for growth through acquisitions constituting the majority of our future growth objectives, with the remainder resulting from internal growth and increased market penetration. We bought our plastic bearing component business in 1999, formed NN Europe with our two largest bearing customers, SKF and Schaeffler Group (INA), in 2000 and acquired our bearing seal operations in 2001. During 2002, we purchased Schaeffler Group (INA)’s minority interest in NN Europe and during 2003 we purchased SKF’s minority interest in NN Europe and SKF’s tapered roller and metal cage manufacturing operations in Veenendaal, The Netherlands. See Note 2 of the Notes to Consolidated Financial Statements. In 2005, we entered into an agreement and started to acquire the internal precision ball equipment of SNR and a five year supply agreement to provide additional ball requirements to SNR. We cannot assure you that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future. In addition, we may borrow funds to acquire other businesses, increasing our interest expense and debt levels. Our inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our growth strategy depends in part on outsourcing, and if the industry trend toward outsourcing does not continue, our business could be adversely affected.

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

We have expanded our ball and roller production facilities and capacity over the last several years. Our ball and roller production facilities have not always operated at full capacity and from time to time our results of operations have been adversely affected by the under-utilization of our production facilities.  Under-utilization or inefficient utilization of our production facilities could be a risk in the future.

The price of our common stock may be volatile.

The market price of our common stock could be subject to significant fluctuations and may decline. Among the factors that could affect our stock price are:

•	our operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as earnings per share, net income and revenues;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	loss of any member of our senior management team;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	sales of our common stock by stockholders;

•	general market conditions;

•	domestic and international economic, legal and regulatory factors unrelated to our performance; and

•	loss of a major customer.

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

    Item 1B.  Unresolved Staff Comments

None

Item 2.	Properties

The Company has two operating domestic ball manufacturing facilities located in Erwin, Tennessee and Mountain City, Tennessee. The Erwin, Tennessee facilities produce balls and rollers, and the Mountain City, Tennessee facility produces balls. Production began in1996 at the Mountain City facility. We ceased production and closed a facility in Walterboro, South Carolina in 2001, and sold the land and building assets during 2004.

The Erwin and Mountain City plants currently have approximately 125,000 and 86,400 square feet of manufacturing space, respectively. The Erwin plant is located on a 12 acre tract of land owned by the Company and the Mountain City plant is located on an eight acre tract of land owned by the Company.

Through NN Europe, we manufacture precision steel balls in four manufacturing facilities located in Kilkenny, Ireland; Eltmann, Germany; Pinerolo, Italy and Kysucke Nove Mesto, Slovakia. The facilities currently have approximately 125,000, 175,000, 330,000 and 135,000 square feet of manufacturing space, respectively. The Kilkenny facility is located on a two acre tract owned by NN Europe, the Eltmann facility is leased from Schaeffler Group (INA), and the Pinerolo facility is located on a nine acre tract owned by NN Europe. The Kysucke facility is also owned by NN Europe.

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

Delta’s operations are located in two facilities on a 12 acre site in Danielson, Connecticut, owned by the Company. The two facilities encompass over 50,000 square feet of rubber seal manufacturing and administrative functions.

The property related to our NN Asia ball production facility in the People’s Republic of China is leased and accounted for as a capital lease. NN Asia has an option to purchase the facility at various points in the future. The facility has approximately 110,000 square feet of production and office space and is located on approximately 5 acres.

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

No matters were submitted for a vote of stockholders during the fourth quarter of 2005.

Part II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since the Company’s initial public offering in 1994, the Common Stock has been traded on the Nasdaq National Market under the trading symbol “NNBR.” Prior to such time there was no established market for the Common Stock.  As of March 13, 2006, there were approximately 2,500 holders of the Common Stock.

The following table sets forth the high and low closing sales prices of the Common Stock, as reported by Nasdaq, and the dividends paid per share on the Common Stock during each calendar quarter of 2005 and 2004.

	Close Price
	High	Low	Dividend
2005
First Quarter	$ 13.01	$ 10.70	$ 0.08
Second Quarter	13.12	11.62	0.08
Third Quarter	13.58	11.38	0.08
Fourth Quarter	11.96	9.87	0.08

2004
First Quarter	$ 13.13	$ 11.08	$ 0.08
Second Quarter	12.94	11.03	0.08
Third Quarter	12.00	9.40	0.08
Fourth Quarter	13.21	11.06	0.08

The declaration and payment of dividends are subject to the sole discretion of the Board of Directors of the Company and depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. The terms of the Company’s revolving credit facility restrict the payment of dividends by prohibiting the Company from declaring or paying any dividend if an event of default exists at the time of, or would occur as a result of, such declaration or payment. Additionally, the terms of the Company’s revolving credit facility restrict the declaration and payment of dividends in excess of certain amounts specified in the credit agreement in any fiscal year. For further description of the Company’s revolving credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” herein.

During the 4th Quarter of 2005, there were not any repurchases of the Company’s stock by the Company or any “affiliated purchasers.”

Item 6.	Selected Financial Data

The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the consolidated financial statements and the Notes thereto included as Item 8. The data set forth below as of December 31, 2005, 2004, and 2003 and for the periods then ended has been derived from the consolidated financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, whose report thereon is included as part of Item 8. The data below as of December 31, 2002 and 2001 and for the periods then ended has been derived from the consolidated financial statements of the Company, which have been audited by KPMG LLP, an independent registered public accounting firm. These historical results are not necessarily indicative of the results to be expected in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(In Thousands, Except Per Share Data)	Year ended December 31,

	2005	2004	2003	2002	2001
Statement of Income Data:
Net sales	$321,387	$304,089	$253,462	$192,856	$180,151
Cost of products sold (exclusive of depreciation shown separately below)	248,828	240,580	195,658	144,274	137,221
Selling, general and administrative expenses	29,073	29,755	21,700	17,134	16,752
Depreciation and amortization	16,331	16,133	13,691	11,212	13,150
(Gain) loss on disposal of assets	(391)	856	(147)	(25)	--
Restructuring and impairment costs	(342)	2,398	2,490	1,277	2,312
Income from operations	27,888	14,367	20,070	18,984	10,716
Interest expense	3,777	4,029	3,392	2,451	4,196
Net gain on involuntary conversion	--	--	--	--	(3,901)
Other (Income) Loss	(653)	(853)	99	(462)	(186)
Income before provision for income taxes	24,764	11,191	16,579	16,995	10,607
Provision for income taxes	9,752	4,089	5,726	6,457	4,094
Minority interest in income of consolidated Subsidiary	--	--	675	2,778	1,753
Income before cumulative effect of change in accounting principle	15,012	7,102	10,178	7,760	4,760

Cumulative effect of change in accounting principle, net of income tax benefit of $112 and related minority interest impact of $84	--	--	--	--	98
Net income	$15,012	$7,102	$10,178	$7,760	$4,662

Basic income per share:
Income before cumulative effect of change in accounting principle	$0.88	$0.42	$0.64	$0. 51	$0.31
Cumulative effect of change in accounting Principle	--	--	--	--	(0.01)
Net income	$0.88	$0.42	$0.64	$0. 51	$0.31

Diluted income per share:
Income before cumulative effect of change in accounting principle	$0.87	$0.41	$0.62	$0.49	$0.31
Cumulative effect of change in accounting Principle	--	--	--	--	(0.01)
Net income	$0.87	$0.41	$0.62	$0.49	$0.30

Dividends declared	$0.32	$0.32	$0.32	$0.32	$0.32
Weighted average number of shares outstanding - Basic	17,004	16,728	15,973	15,343	15,259
Weighted average number of shares outstanding - Diluted	17,193	17,151	16,379	15,714	15,540

(In Thousands, Except Per Share Data)

Year ended December 31,

	2005	2004	2003	2002	2001
Balance Sheet Data:
Current assets	$105,950	$108,440	$89,901	$61,412	$55,617
Current liabilities	64,839	74,431	64,176	40,234	32,534
Total assets	269,655	288,342	267,899	195,215	184,477
Long-term debt	57,900	67,510	69,752	46,135	47,661
Stockholders' equity	116,074	115,140	106,468	77,908	70,982

During 2004 we formed a wholly-owned subsidiary, NN Precision Bearing Products Company, LTD. This subsidiary, which began production of precision balls during the fourth quarter of 2005, is located in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China.

On October 9, 2003, we acquired certain assets comprised of land, building and machinery and equipment of the precision ball operations of KLF - Gulickaren (“KLF”), based in Kysucke Nove Mesto, Slovakia.

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

Risk Factors

See Item 1A. "Risk Factors" for a discussion of risk factors that could materially impact the Company’s actual results.

Overview and Management Focus

Our strategy and management focus is based upon the following long-term objectives:

•	Captive growth, providing a competitive and attractive alternative to the operations of our global customers

•	Expansion of our bearing product offering and closely related adjacent markets, and

•	Global expansion of our manufacturing base to better address the global requirements of our customers

Management generally focuses on these trends and relevant market indicators:

•	Global industrial growth and economics

•	Global automotive production rates

•	Costs subject to the global inflationary environment, including, but not limited to:
o  Raw material
                o  Wages and benefits, including health care costs
                o  Regulatory compliance
                o  Energy
•	Raw material availability

•	Trends related to the geographic migration of competitive manufacturing

•	Regulatory environment for United States public companies

•	Currency and exchange rate movements and trends

•	Interest rate levels and expectations

Management generally focuses on the following key indicators of operating performance:

•	Sales growth

•	Cost of products sold levels

•	Selling, general and administrative expense levels

•	Net income

•	Cash flow from operations and capital spending

•	Customer service reliability

•	External and internal quality indicators

•	Employee development

Since our formation in 1980, we have grown primarily through the acquisition of in-house ball manufacturing operations of domestic and international bearing manufacturers resulting in increased sales of high precision balls for bearing applications. Management believes that our core business sales growth since our formation has been due to our ability to capitalize on opportunities in global markets and provide precision products at competitive prices, as well as our emphasis on product quality and customer service.

In 1998, we recognized changing dynamics in the marketplace, and as a result, began implementing an extensive long-term growth strategy building upon our core business and leveraging our inherent strengths to better serve our global customer base. As part of this strategy, we sought to augment our intrinsic growth with complementary acquisitions that fit specific criteria.

On July 4, 1999, we acquired substantially all of the assets of Earsley Capital Corporation, formerly known as Industrial Molding Corporation (“IMC”) for consideration of approximately $30.0 million. Formed in 1947, IMC provides full-service design and manufacture of plastic injection molded components to the bearing, automotive, electronic, leisure and consumer markets with an emphasis on value-added products that take advantage of its capabilities in product development, tool design and tight tolerance molding processes. IMC operates two manufacturing facilities in Lubbock, Texas.

On July 31, 2000, we formed a majority owned stand-alone company in Europe, NN Europe ApS (“NN Europe”), for the manufacture and sale of chrome steel balls used for ball bearings and other products. As a result of this transaction, we owned 54% of NN Europe. SKF and INA respectively each owned 23% of NN Europe. As part of the transaction, NN Europe acquired the ball factories located in Pinerolo, Italy (previously owned by SKF), Eltmann, Germany (previously owned by INA), and Kilkenny, Ireland (previously owned by the Company). Acquisition financing of approximately 31.5 million Euro (approximately $29.7 million) was drawn at closing, and the credit facility provided for additional working capital expenditure financing. In connection with this transaction, total equity, specifically additional paid in capital, increased by 10.0 million Euros ($9.3 million) to reflect the increase in our proportionate interest in NN Europe as related to our 54%. We have always consolidated NN Europe due to our majority ownership and have accounted for the acquisitions of the Pinerolo, Italy and Eltmann, Germany ball factories in a manner similar to the purchase method of accounting. On December 20, 2002 we completed the purchase of the 23% interest held by INA. We paid approximately 13.4 million Euros ($13.8 million) for INA/FAG’s interest in NN Europe. The excess of the purchase price paid to INA for its 23% interest over fair value of INA’s 23% interest in the net assets of NN Europe of approximately $1.5 million has been allocated to goodwill. On May 2, 2003 we acquired the 23% interest in NN Europe held by SKF. We paid approximately 13.8 million Euros ($15.6 million) for SKF’s interest in NN Europe. The excess of the purchase price paid to SKF for its 23% interest over the fair value of SKF’s 23% interest in the net assets of NN Europe of approximately $2.1 million was allocated to goodwill.

On February 16, 2001, we completed the acquisition of all of the outstanding stock of The Delta Rubber Company, a Connecticut corporation (“Delta”), for $22.5 million in cash. Delta provides high quality engineered bearing seals and other precision-molded rubber products to original equipment manufacturers. Delta operates two manufacturing facilities in Danielson, Connecticut.

On September 11, 2001, we announced the closing of our Walterboro, South Carolina ball manufacturing facility effective December 2001. The closing was made as part of our strategy to redistribute our global production in order to better utilize capacity and serve the needs of our worldwide customers. The precision ball production of the Walterboro facility has been fully absorbed by our remaining U.S. Ball & Roller manufacturing facilities located in Erwin and Mountain City, Tennessee. In 2002 and 2001 we recorded before tax charges associated with the closing of $1.3 million and $1.9 million, respectively. In 2001, this amount includes a $1.1 million before-tax charge for the recording of impairment on our manufacturing facility located in Walterboro, South Carolina and $0.8 million related to employee severance costs. In 2002, this amount includes a $0.6 million before-tax charge for the recording of an additional impairment on the facility, a $0.6 million before-tax charge for the recording of impairment on the machinery and equipment and a $0.1 million charge related to employee severance costs. There were no impairment charges related to these assets recorded in 2003. The land and building assets were sold during the fourth quarter of 2004. As a result, we recorded a loss on disposal of assets of approximately $0.8 million which has been recorded as a loss on disposal of assets, a component of income from operations. Additionally, during the fourth quarter of 2004, we recorded an impairment charge of approximately $0.1 million related to certain remaining machinery and equipment assets of this facility. This amount was recorded as a component of restructuring and impairment costs. The financial results of this operation have been reflected in the Domestic Ball and Roller Segment in the years ended December 31, 2004 and 2003. See Note 12 of the Notes to Consolidated Financial Statements.

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

On May 2, 2003 we acquired 100% of the tapered roller and metal cage manufacturing operations of SKF in Veenendaal, The Netherlands. The results of Veenendaal’s operations have been included in the consolidated financial statements since that date. We paid consideration of approximately 23.0 million Euros ($25.7 million) and incurred other costs of approximately $1.0 million, for the Veenendaal net assets acquired from SKF. The Veenendaal operation manufactures rollers for tapered roller bearings and metal cages for both tapered roller and spherical roller bearings allowing us to expand our bearing component offering. The financial results of the Veenendaal operation are included in the NN Europe Segment.

On October 9, 2003, we acquired certain assets comprised of land, building and machinery and equipment of the precision ball operations of KLF - Gulickaren (“KLF”), based in Kysucke Nove Mesto, Slovakia. We paid consideration of approximately 1.7 million Euros ($2.0 million). The assets are being utilized by our wholly-owned subsidiary NN Slovakia based in Kysucke Nove Mesto, Slovakia, which began production in 2004. The financial results of the operations are included in our NN Europe Segment.

During 2004 we formed a wholly-owned subsidiary, NN Precision Bearing Products Company, Ltd. This subsidiary began production of precision balls during the fourth quarter of 2005, and is located in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China and is a component of our strategy to globally expand our manufacturing base.

On October 7, 2005 we entered into an agreement with SNR Roulements (“SNR”) to purchase all of SNR’s internal precision ball producing equipment for approximately 5.0 million Euros ($6.0 million). SNR, a division of Renault SA, France, is a global bearing manufacturer and supplier to the automotive, industrial and aerospace industries. As part of the transaction, we received a three year supply agreement for the present business (approximately $8.0 million) and a five year supply agreement to provide SNR with its annual ball requirements of the former in-house production of approximately $9.0 million. The product will be supplied from NN Europe’s existing precision ball operations. In December 2005, we started to acquire the precision ball producing equipment of SNR, from its manufacturing facility in Annecy, France. Once complete, we will have acquired approximately 5.0 million Euros (approximately $6.0 million) of equipment and intangibles.

The implementation and successful execution of this acquisition strategy to date has allowed the Company to expand its global presence and positions the Company for continued global growth and expansion into core served markets.

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgment underlying them, are disclosed in Note 1 of the Notes to Consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and post-retirement benefits. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding the Company’s business operations, financial condition and results of operations. There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies.

Revenue Recognition. The Company recognizes revenues based on the stated shipping terms with the customer and the Company recognizes revenue when these terms are satisfied and the risks of ownership are transferred to the customer. The Company has an inventory management program for certain major ball and roller customers whereby revenue is recognized when products are used by the customer from consigned stock, rather than at the time of shipment. Under both circumstances, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sellers’ price is determinable and collectibility is reasonably assured.

Accounts Receivable. Accounts receivable are recorded upon recognition of a sale of goods and ownership and risk of loss is assumed by the customer. Substantially all of the Company’s accounts receivable is due primarily from the core served markets: bearing manufacturers, automotive industry, electronics, industrial, agricultural and aerospace. The Company experienced $0.3 million of bad debt expense during 2005, $0 during 2004 and $0.1 million during 2003. In establishing allowances for doubtful accounts, the Company performs credit evaluations of its customers, considering numerous inputs when available including the customers’ financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects. Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible. While management believes that adequate allowances for doubtful accounts have been provided in the Consolidated Financial Statements, it is possible that the Company could experience additional unexpected credit losses.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company’s inventories are not generally subject to obsolescence due to spoilage or expiring product life cycles. The Company assesses inventory obsolescence routinely and records a reserve when inventory items are deemed non recoverable in future periods. The Company operates generally as a make-to-order business; however, the Company also stocks products for certain customers in order to meet delivery schedules. While management believes that adequate write-downs for inventory obsolescence have been made in the Consolidated Financial Statements, the Company could experience additional inventory write-downs in the future.

Acquisitions and Acquired Intangibles. For new acquisitions, the Company uses estimates, assumptions and appraisals to allocate the purchase price to the assets acquired and to determine the amount of goodwill. These estimates are based on market analyses and comparisons to similar assets. Annual tests are required to be performed to assess whether recorded goodwill is impaired. The annual tests require management to make estimates and assumptions with regard to the future operations of its reporting units, and the expected cash flows that they will generate. These estimates and assumptions therefore impact the recorded value of assets acquired in a business combination, including goodwill, and whether or not there is any subsequent impairment of the recorded goodwill and the amount of such impairment.

Impairment of Long-Lived Assets. The Company’s long-lived assets include property, plant and equipment. The recoverability of the long-term assets is dependent on the performance of the companies which the Company has acquired, as well as volatility inherent in the external markets for these acquisitions. In assessing potential impairment for these assets the Company will consider these factors as well as forecasted financial performance. For assets held for sale, appraisals are relied upon to assess the fair market value of those assets. Future adverse changes in market conditions or adverse operating results of the underlying assets could result in the Company having to record additional impairment charges not previously recognized.

Pension Obligations. The Company uses several assumptions in determining its periodic pension and post-retirement expense and obligations which are included in the Consolidated Financial Statements. These assumptions include determining an appropriate discount rate, rate of compensation increase as well as the remaining service period of active employees.

Results of Operations

The following table sets forth for the periods indicated selected financial data and the percentage of the Company's net sales represented by each income statement line item presented.

As a Percentage of Net Sales Year ended December 31,

	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of product sold (exclusive of depreciation shown separately below)	77.4	79.0	77.2
Selling, general and administrative expenses	9.0	9.8	8.6
Depreciation and amortization	5.1	5.3	5.4
(Gain) loss on disposal of assets	(0.1)	0.3	(0.1)
Restructuring and impairment costs	(0.1)	0.8	1.0
Income from operations	8.7	4.8	7.9
Interest expense	1.2	1.3	1.3
Other income	(0.2)	(0.2)	0.1
Income before provision for income taxes	7.7	3.7	6.5
Provision for income taxes	3.0	1.4	2.2
Minority interest in income of consolidated subsidiary	--	--	0.3
Net income	4.7%	2.3%	4.0%

Off Balance Sheet Arrangements

We have operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates. The following is a schedule by year of future minimum lease payments as of December 31, 2005 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year (in thousands).

Year ended December 31,

2006	$2,093
2007	1,843
2008	1,551
2009	1,469
2010	1,420
Thereafter	11,748

Total minimum lease payments	$20,124

Sales Concentration

Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 47% of consolidated net sales in 2005, and sales to Schaeffler Group (INA) accounted for approximately 13% of consolidated net sales in 2005. Sales to various divisions of the Timken Company accounted for approximately 6% of our net sales in 2005. During 2005, our ten largest customers accounted for approximately 81% of our consolidated net sales. None of our other customers individually accounted for more than 5% of our consolidated net sales for 2005. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations. The Schaeffler Group (INA) and SKF agreements for precision steel balls expire on June 30, 2006 and July 31, 2006, respectively.

Schaeffler Group (INA) has decided to in-source approximately $12 million of annual business to their internal ball manufacturing facility in Germany. This represents approximately 30% of the existing Schaeffler Group (INA) business. We are in the process of negotiating a long term supply agreement with Schaeffler Group (INA) for remaining business. In addition, we are in process of negotiating a new long term agreement with SKF to replace the one for precision balls that expires July 31, 2006. SKF has informally agreed in principle to carry the current agreement through to December 31, 2006.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Results by Segment (in thousands)

	Domestic Ball and Roller Segment			NN Europe Segment			Plastic and Rubber Components Segment			NN, Inc.
	2005	2004	Change $	2005	2004	Change $	2005	2004	Change $	2005	2004	Change $
Net sales	$66,088	$58,435	$7,653	$197,397	$193,930	$3,467	$57,902	$51,724	$6,178	$321,387	$304,089	$17,298
Cost of products sold	46,849	42,268	4,581	153,681	154,174	(493)	48,298	44,138	4,160	248,828	240,580	8,248
Selling, general and administrative expense	11,094	10,619	475	14,368	15,204	(836)	3,611	3,932	(321)	29,073	29,755	(682)
Depreciation and amortization	3,572	3,662	(90)	10,278	9,893	385	2,481	2,578	(97)	16,331	16,133	198
Restructuring and Impairment	-	108	(108)	(342)	2,290	(2,632)	-	-	-	(342)	2,398	(2,740)
Gain (loss) on sale of fixed assets	-	755	(755)	(391)	101	(492)	-	-	-	(391)	856	(1,247)
Interest	2,226	1,639	587	585	1,423	(838)	966	967	(1)	3,777	4,029	(252)
Other (income) loss	(279)	171	(450)	(272)	(1,009)	737	(102)	(15)	(87)	(653)	(853)	200
Pre-tax income	2,626	(787)	3,413	19,490	11,854	7,636	2,648	124	2,524	24,764	11,191	13,573
Taxes	1,351	1,143	208	7,426	4,546	2,880	975	(1,600)	2,575	9,752	4,089	5,663
Net income	$1,275	$(1,930)	$3,205	$12,064	$7,308	$4,756	$1,673	$1,724	$(51)	$15,012	$7,102	$7,910

Net Sales. Overall sales increased $17.3 million, or 6%, due to price increases from the pass through to customers of raw material price changes of $11.4 million, from new market share and volume gains of $4.6 million and favorable foreign currency exchange of $1.3 million. Sales increased in the Domestic Ball and Roller Segment due to price increases related to the pass through to customers of raw material price changes of $5.5 million and new market share and volume gains of $2.2 million. The increases in the NN Europe Segment were due to the pass through to customers of raw material price changes of $4.4 million and favorable foreign currency exchange of $1.3 million offset by lower volume of $2.2 million. Sales at the Plastic and Rubber Components Segment increased $4.7 million due to market share gains and volume gains from existing business and $1.5 million due to price increases in the second half of 2005.

Cost of Products Sold (exclusive of depreciation reported separately below). Cost of Products Sold increased by $8.3 million, or 3%, due to the sales volume increase offset by improvements in manufacturing efficiency. The cost reductions from the Level 3 program (the Company’s cost reduction and quality improvement initiative) and other cost reduction projects account for this difference. The increase in cost of goods sold in the Domestic Ball and Roller Segment is due to higher material cost, labor inflation, transport and energy inflation of $4.8 million and higher volume of $0.7 million, offset by Level 3 and other cost reduction initiatives of $0.9 million. The increase in the NN Europe Segment is due to higher material costs of $4.8 million and unfavorable foreign currency exchange of $1.2 million, offset by reduced variable costs due to lower volume of $1.7 million, and Level 3, savings from Eltmann restructuring, and other cost reduction initiatives of $4.8 million. The increase in the Plastic and Rubber Components Segment is due to $2.7 million in raw material increases and $3.2 million in higher variable costs due to volume, partially offset by decreases of $1.7 million due to savings from Level 3 and other cost reduction initiatives.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.7 million, or 2%. Overall SG&A cost are down due to lower spending on Sarbanes-Oxley cost (SOX 404), severance cost, legal, consulting and computer maintenance cost, partially offset by an increase in the Asia startup costs. The Domestic Ball and Roller Segment’s costs were up due to higher startup cost in Asia of $0.6 million, the impact of a reserve for potentially uncollectible receivables of Delphi Corporation due to bankruptcy filing of $0.2 million, and foreign exchange transaction losses of $0.3 million, partially offset by savings on SOX 404 cost of $0.6 million. The NN Europe Segment’s costs are down due to reductions in consulting costs of $0.4 million and computer maintenance cost of $0.4 million. The costs for the Plastic and Rubber Components Segment were down due to severance costs spent in 2004 which were not incurred in 2005.

Depreciation and amortization. Overall depreciation increased $0.2 million, or 1%, due primarily to higher depreciation cost resulting from the investment of fixed assets in Slovakia in late 2004 and 2005.

(Gain) loss on disposal of assets. In 2005, the NN Europe segment had a gain of $0.4 million principally from the sale of excess land at our Veenendaal manufacturing facility. In 2004, the Domestic Ball and Roller Segment had a loss of $0.8 million related to the sale of the idle Walterboro, South Carolina land and building assets.

Restructuring and impairment costs. In 2004, the NN Europe Segment incurred $2.3 million of restructuring costs related to severance cost for approximately 83 employees at our Eltmann, Germany ball production facility. In 2005, we determined that a portion of the Eltmann restructuring charges would not be incurred as expected, creating a benefit of $0.3 million.

Interest expense. Interest expense decreased due to a reduction of debt of our NN Europe Segment of approximately $16.4 million dollars. This reduction was partially offset by increased interest cost in our Ball and Roller Segment due to higher borrowings in addition to increased interest rates on our variable-rate debt.

Net Income. Net income increased $7.9 million or 111% in 2005 compared with 2004 due primarily to higher revenue resulting from price increases from the pass through to customers of raw material price changes, growth with existing customers and new customers

Year ended December 31, 2004 Compared to the Year ended December 31, 2003

Results by Segment (in thousands)

	Domestic Ball and Roller Segment			NN Europe Segment			Plastic and Rubber Components Segment			NN, Inc.
	2004	2003	Change $	2004	2003	Change $	2004	2003	Change $	2004	2003	Change $
Net sales	$58,435	$55,437	$2,998	$193,930	$147,127	$46,803	$51,724	$50,898	$826	$304,089	$253,462	$50,627
Cost of products sold	42,268	39,162	3,106	154,174	114,312	39,862	44,138	42,184	1,954	240,580	195,658	44,922
Selling, general and administrative expense	10,619	7,307	3,312	15,204	10,933	4,271	3,932	3,460	472	29,755	21,700	8,055
Depreciation and amortization	3,662	3,610	52	9,893	7,546	2,347	2,578	2,535	43	16,133	13,691	2,442
Restructuring and Impairment	108	105	3	2,290	-	2,290	-	2,385	(2,385)	2,398	2,490	(92)
Gain (loss) on sale of fixed assets	755	(147)	902	101	-	101	-	-	-	856	(147)	1,003
Interest	1,639	908	731	1,423	1,401	22	967	1,083	(116)	4,029	3,392	637
Other (income) loss	171	372	(201)	(1,009)	(90)	(919)	(15)	(183)	168	(853)	99	(952)
Pre-tax income	(787)	4,120	(4,907)	11,854	13,025	(1,171)	124	(566)	690	11,191	16,579	(5,388)
Taxes	1,143	2,117	(974)	4,546	4,858	(312)	(1,600)	(1,249)	(351)	4,089	5,726	(1,637)
Minority Interest					675	(675)					675	(675)
Net income	$(1,930)	$2,003	$(3,933)	$7,308	$7,492	$(184)	$1,724	$683	$1,041	$7,102	$10,178	$(3,076)

Net Sales. Our net sales increased by $50.6 million, or 20.0%. Net sales of our NN Europe Segment increased $46.8 million or 31.8%. The impact of a full year’s activity in 2004 from our Veenendaal, The Netherlands tapered roller and metal retainer operation acquired on May 2, 2003 accounted for $17.2 million of the increase. Impacts of foreign currency translation within the NN Europe Segment contributed $15.9 million of the increase. The remaining increase of $13.7 million within the NN Europe Segment is a result of increased product demand. Net sales of our Domestic Ball and Roller Segment increased $3.0 million or 5.4% principally due to increases in product demand. Net sales of our Plastic and Rubber Components Segment increased $0.8 million or 1.6% principally due to increases in product demand.

Cost of Products Sold. Our cost of products sold increased by $44.9 million or 23.0%. Within our NN Europe Segment the impact of a full year’s activity in 2004 from our Veenendaal, The Netherlands tapered roller and metal retainer operation acquired on May 2, 2003 accounted for $14.4 million of the increase. Impacts of foreign currency translation within the NN Europe Segment contributed $15.3 million of the increase. The remaining increase of $10.2 million within the NN Europe Segment is a result of increased product demand, increases in material cost and the impact of inventory reductions. Cost of products sold of our Domestic Ball and Roller Segment increased principally due to increases in product demand and increases in raw material steel cost. Cost of products sold of our Plastic and Rubber Components Segment principally due to increases in product demand and the impact of inventory reductions. As a percentage of net sales, cost of products sold increased from 77.2% in 2003 to 79.0% in 2004.

The price of steel has risen over the last twelve to eighteen months with the potential for 2005 prices to reflect even greater increases. The increase is principally due to general increases in global demand and, more recently, due to China’s increased consumption of steel. This has had the impact of increasing scrap surcharges we pay in procuring our steel in the form of higher unit prices and scrap surcharges and could adversely impact the availability of steel. Our contracts with key customers allow us to pass a majority of the steel price increases on to those customers. However, by contract, material price changes in any given year are typically passed along with price adjustments in January of the following year. Until the current increases can be passed through to our customers, income from operations, net income and cash flow from operations will be adversely affected.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8.1 million or 37.1%. Within our NN Europe Segment the impact of a full year’s activity in 2004 from our Veenendaal, The Netherlands tapered roller and metal retainer operation acquired on May 2, 2003 accounted for $1.5 million of the increase. Impacts of foreign currency translation within the NN Europe Segment contributed $1.4 million of the increase. The remaining increase of $1.4 million within the NN Europe Segment is related to the start-up of our previously announced Level 3 program which integrates the principles of Lean Enterprise, Six Sigma and Total Productive Maintenance (the “Level 3 Program”), expenses associated with our Slovakia ball production facility and severance costs. Selling, general and administrative expenses of our Domestic Ball and Roller Segment increased $3.3 million principally related to Sarbanes-Oxley compliance efforts in the area of internal controls, the Level 3 program and costs associated with the start-up of NN Asia. Selling, general and administrative expenses of our Plastic and Rubber Components Segment increased $0.5 million principally related to the Level 3 program and costs associated with employee severance. As a percentage of net sales, selling, general and administrative expenses increased from 8.6% in 2003 to 9.8% in 2004.

Depreciation and amortization. Depreciation and amortization expense increased $2.4 million or 17.8% all within the NN Europe Segment.. Of this amount, the impact of a full year’s activity in 2004 from our Veenendaal, The Netherlands tapered roller and metal retainer operation acquired on May 2, 2003 accounted for $1.0 million of the increase. Impacts of foreign currency translation within the NN Europe Segment contributed $0.9 million of the increase. The remaining increase of $0.5 million within the NN Europe Segment is related to our Slovakia ball production facility and capital spending increases. There was no change to depreciation and amortization expense within the Domestic Ball and Roller Segment and the Plastic and Rubber Components Segment. As a percentage of net sales, depreciation and amortization expenses decreased from 5.4% in 2003 to 5.3% in 2004.

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

Restructuring and impairment costs. Restructuring and impairment costs decreased by $0.1 million. In 2004, the $2.3 million of restructuring and impairment costs is related to severance costs and related charges for approximately 86 employees at our Eltmann, Germany ball production facility, a component of the NN Europe Segment. In 2003, the $2.4 million of restructuring and impairment costs are related to asset impairments, severance and lease exit costs due to the closing of our Guadalajara, Mexico plastic injection molding facility. As a percentage of net sales, restructuring and impairment costs decreased from 1.0% in 2003 to 0.8% in 2004.

Interest expense. Interest expense increased $0.6 million, or 18.8%. Of this amount, approximately $0.4 million is related to the April 26, 2004 issuance of our $40.0 million aggregate principal amount of senior notes in a private placement. These notes bear interest at a fixed rate of 4.89%. See “Liquidity and Capital Resources.” Within our NN Europe Segment, $0.1 million is related the impacts of foreign currency translation. As a percentage of net sales, interest expense was unchanged at 1.3% in 2003 and 2004.

Net income. Net income decreased $3.1 million or 30.2%. As a percentage of net sales, net income decreased from 4.0% in 2003 to 2.3% in 2004.

Liquidity and Capital Resources

On May 1, 2003 in connection with the purchase of SKF’s Veenendaal component manufacturing operations and SKF’s 23 percent interest in NN Europe, we entered into a $90 million syndicated credit facility with AmSouth Bank (“AmSouth”) as the administrative agent and SunTrust Bank as the Euro loan agent for the lenders under which we borrowed $60.4 million and 26.3 million Euros ($29.6 million) (the “$90 million credit facility”). This financing arrangement replaced our prior credit facility with AmSouth and Hypo Vereinsbank Luxembourg, S.A. The credit facility as originally entered into consisted of a $30.0 million revolver (“$30.0 million revolver”) originally expiring on March 15, 2005, and subsequently extended to June 30, 2007 bearing interest at a floating rate equal to LIBOR (4.54% at December 31, 2005) plus an applicable margin of 1.25% to 2.0%, a $30.4 million term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR (4.54% at December 31, 2005) plus an applicable margin of 1.25% to 2.0% and a 26.3 million Euro ($29.6 million) term loan (“26.3 million Euro term loan”) expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.49% at December 31, 2005) plus an applicable margin of 1.25% to 2.0%. All amounts owed under the $30.4 million term loan were paid during the second quarter of 2004 with the proceeds from our issuance of $40 million aggregate principal amount of senior notes in a private placement and we no longer have borrowing capacity under that portion of the $90 million credit facility. The terms of the $30.0 million revolver and the 26.3 million Euro term loan remain unchanged except for the maturity date of the $30.0 million revolver has been extended to June 30, 2007. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in the Company’s business. The credit agreement is un-collateralized except for the pledge of stock of certain foreign subsidiaries. We were in compliance with all such covenants as of December 31, 2005.

In connection with the acquisition of KLF’s operations in Slovakia, on September 23, 2003 we entered into a $2.0 million short-term unsecured promissory note (the “$2.0 million note”) with AmSouth as the lender. This note bore interest at the prime rate. All amounts owed under this note were paid during the second quarter of 2004 with the proceeds from our $40 million notes.

On March 23, 2004 we entered into a $2.7 million short-term promissory note (the “$2.7 million note”) with AmSouth Bank (“AmSouth”) as the lender. This note bore interest at the prime rate. This agreement was entered into to fund short term operating capital requirements. All amounts owed under this note were paid during the second quarter of 2004 with the proceeds from our $40 million notes.

On April 26, 2004 we issued $40.0 million aggregate principal amount of senior notes in a private placement (the “$40 million notes”). These notes bear interest at a fixed rate of 4.89% and mature on April 26, 2014. Interest is paid semi-annually. As of December 31, 2005, $40.0 million remained outstanding. Annual principal payments of approximately $5.7 million begin on April 26, 2008 and extend through the date of maturity. Proceeds from this credit facility were used to repay our existing US dollar denominated term loan, $24 million, and repay a portion, of our borrowings under our US dollar denominated revolving credit facility, $13 million, which are both components of our $90 million credit facility, and to repay borrowings remaining under our $2.0 million note and our $2.7 million note of $2 million and $1 million, respectively. The agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. No event of default had occurred as of December 31, 2005. The notes are not collateralized except for the pledge of stock of certain foreign subsidiaries. We incurred $0.8 million of related costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes. In connection with the issuance of the $40 million notes, capitalized costs in the amount of approximately $0.3 million associated with structuring of the $90 million credit facility were written off during the twelve months ended December 31, 2004 and are included as a component of other (income) expense.

During May 2003, we completed a public offering of 3.6 million shares of our stock by a group of selling shareholders. We did not receive any proceeds from the sale of the shares previously held by the group of selling shareholders; however, the underwriters did exercise their over-allotment option of 533,600 shares, which were offered by us. Net proceeds received by us in connection with the exercise of the over-allotment option were approximately $5.1 million, net of issue costs. Per the terms of our credit facility, we repaid a portion of our credit facility with these proceeds.

On October 27, 2004 we completed the sale of our idle warehouse in Kilkenny, Ireland for approximately 1.6 million Euro ($2.0 million), net of selling costs incurred. As a result of this transaction, we recorded a loss on disposal of assets of approximately 0.1 million Euro ($0.1 million) during the fourth quarter of 2004 which was recorded as a component of loss on disposal of assets. Prior to the sale this asset was classified as a component of property, plant and equipment, net. Proceeds received from the sale of this asset were used to repay a portion of our $90 million credit facility.

In December 2005, we generated approximately $0.8 million in proceeds from sale of excess land at our Veenendaal, The Netherlands facility. This transaction resulted in a gain of approximately $0.4 million.

To date, cash generated by NN Europe and its subsidiaries has been used exclusively for general, NN Europe-specific purposes including investments in property, plant and equipment and prepayment of the Euro term loan, which is secured by NN Europe and its subsidiaries. Accordingly, no dividends have been declared or paid by NN Europe that may have been used by the Company to permanently pay down our domestic credit facilities.

The Company’s arrangements with its domestic customers typically provide that payments are due within 30 days following the date of the Company’s shipment of goods, while arrangements with foreign customers of our domestic business (other than foreign customers that have entered into an inventory management program with the Company) generally provide that payments are due within 90 or 120 days following the date of shipment. Under the Domestic Ball and Roller Segments inventory management program with certain European customers, payments typically are due within 30 days after the customer uses the product. The Company’s arrangement with its NN Europe Segment customers regarding due dates vary from 30 to 90 days following date of sale with an average of approximately 50 days outstanding. The Company’s sales and receivables can be influenced by seasonality due to the Company’s relative percentage of European business coupled with many foreign customers ceasing production during the month of August. For information concerning the Company's quarterly results of operations for the years ended December 31, 2005 and 2004, see Note 16 of the Notes to Consolidated Financial Statements.

The Company bills and receives payment from some of its foreign customers in Euro as well as other currencies. In 2005, the fluctuation of the Euro against the U.S. dollar negatively impacted assets, revenue and income. As a result of these sales, the Company’s foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of December 31, 2005, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or Euro against foreign currencies could impair the ability of the Company to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable, was $41.1 million at December 31, 2005 as compared to $34.0 million at December 31, 2004. The movement in working capital is due to the decrease in accounts receivable of $4.3 million, offset by increases in inventory of $2.5 million, decrease in accounts payable of $3.6 million, the decrease in the Eltmann restructuring of $2.3 million, and the reclassification of a $2.5 million note receivable from non-current assets to current assets. The ratio of current assets to current liabilities increased from 1.46:1 at December 31, 2004 to 1.63:1 at December 31, 2005. Cash flow from operations totaled $30.0 million in 2005, compared with $31.6 million in 2004 and $19.5 million in 2003. Higher net income and accounts receivable collections were offset by an increase in inventory during 2005.

During 2006, we plan to spend approximately $19.2 million on capital expenditures. Of this amount, $7.6 million will be related primarily to equipment and process upgrades and replacements, approximately $8.9 million will be principally related to geographic expansion of our manufacturing base, and $2.7 million will be related to the completion of the SNR transaction (see Note 2 to the Consolidated Financial Statements, Acquisitions, Purchase of Minority Interest and New Businesses). We intend to finance these activities with cash generated from operations and funds available under our credit facilities. The Company believes that funds generated from operations and borrowings will be sufficient to finance the Company’s working capital needs, projected capital expenditure requirements, and dividend payments through December 2006.

Subsequent to year-end, the Company’s Board of Directors authorized a new stock repurchase plan. Under this plan the Company is authorized to repurchase during the next 18 months in the open market or in private transactions, in accordance with applicable laws and regulations, up to $10 million in common stock of the Company. This amount represents approximately 5% of the Company’s outstanding stock.

The table below sets forth certain of the Company’s contractual obligations and commercial commitments as of December 31, 2005 (in thousands):

Certain Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$ 62,568	$ 4,668	$ 23,614	$ 11,428	$ 22,858
Expected interest payments	$ 12,275	3,217	4,307	2,701	2,050
Operating leases	20,124	2,093	3,394	2,889	11,748
Capital leases (1)	4,425	224	448	448	3,305
Expected pension contributions and benefit payments	1,950	61	279	351	1,259
Other long-term obligations (2)	36,661	36,661	--	--	--
Total contractual cash obligations	$138,003	$ 46,924	$ 32,042	$ 17,817	$ 41,220

(1) On June 1, 2004, our wholly owned subsidiary, NN Precision Bearing Products Company Ltd, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building (approximately 110,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China. The lease is cancelable by the Company in the fifth, ninth, and fourteenth year. The building was newly constructed and we began usage of the leased property during the fourth quarter of 2005. The agreement satisfied the requirements of a capital lease at June 1, 2004 and we recorded the lease as a capital lease in our consolidated financial statements in the fourth quarter of 2005. The Capital leases line in the table above reflects the undiscounted future minimum lease payments given that the lease was recorded as of October 1, 2005, the date the Company began to use the property. No other amounts are included in Capital leases above.

(2) Other Long-Term Obligations consist of steel purchase commitments at the NN Europe Segment (See Note 15 of the Notes to Consolidated Financial Statements.)

The Euro

The Company currently has operations in Ireland, Germany, Italy and The Netherlands, all of which are Euro participating countries, and in Slovakia which joined the European Union in May 2004 and is expected to adopt the Euro as its functional currency within several years. Each of the Company’s European facilities sell product to customers in many of the Euro participating countries. The Euro has been adopted as the functional currency at all locations in the NN Europe Segment, except Slovakia whose functional currency is the Slovak Koruna.

Seasonality and Fluctuation in Quarterly Results

The Company's net sales historically have been seasonal in nature, due to a significant portion of the Company’s sales being to European customers that cease or significantly slow production during the month of August. For information concerning the Company's quarterly results of operations for the years ended December 31, 2005 and 2004, see Note 16 of the Notes to Consolidated Financial Statements.

Inflation and Changes in Prices

While the Company's operations have not been materially affected by inflation during recent years, prices for 52100 Steel, engineered resins and other raw materials purchased by the Company are subject to material change. For the Domestic Ball and Roller and NN Europe Segments, the average price of 52100 steel increased approximately 36% and 10% in 2005, respectively. For both segments, the price of 52100 steel increased by 9.8% in 2004, and increased approximately 3.5% in 2003. In our Plastic and Rubber Components Segment we experienced price increases for engineered resins of approximately 10.3% in 2005, 5.3% in 2004, and price decreases of approximately 1.0% in 2003 and increases for proprietary rubber compounds and metal stampings of approximately 7% in 2005, 10.2% in 2004, and price decreases of 2.5% in 2003. Our typical pricing arrangements with steel suppliers are subject to adjustment every six months. The Company’s NN Europe Segment long term agreement with its primary steel supplier expired at the end of 2005. A new yearly agreement has been entered into by NN Europe with the same terms and conditions and is based on a yearly base price and quarterly scrap surcharge adjustments. The Company typically reserves the right to increase product prices periodically in the event of increases in its raw material costs. In the past, the Company has been able to minimize the impact on its operations resulting from the 52100 Steel price fluctuations by taking such measures. However, in the NN Europe Segment, by contract, material price changes in any given year are passed along with price adjustments in January of the following year. Certain sales agreements are in effect with SKF and Schaeffler Group (INA), which provide for minimum purchase quantities and specified, annual sales price adjustments that may be modified up or down for changes in material costs. These agreements expire during 2006 and 2008.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to expense the value of employee stock options and similar awards and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123R is effective for interim and annual periods beginning after June 15, 2005 (the SEC delayed the effective date for public companies to annual periods beginning after June 15, 2005) and applies to all outstanding and unvested share-based payment awards. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). From January 1, 2006 onward the Company will account for outstanding and new restricted stock awards and new and modified stock options as compensation expense based on the grant date fair value. In December 2005, all unvested options became vested under an accelerated vesting program adopted by the Company. The reason for the accelerated vesting was to avoid approximately $0.7 million of after-tax compensation expense in 2006 that would otherwise have been reported. Compensation expense for stock options going forward will depend on the number of options granted and the calculated value of such options.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires these items be recognized as current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. Currently, we anticipate this statement will not have a material effect on our consolidated financial statements as we do not have idle facilities.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29”. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not anticipate any impact from this statement at present as we have not and do not plan to enter into any non-monetary transactions.

Deduction for Qualified Domestic Production Activities and Repatriation of Earnings

In October 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Act also provides for a two-year phase out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Based on an analysis of 2005 production cost, we believe the impact from the phase out of the ETI will be principally offset by the phase in of the Act. Thus, based on 2005 production levels the ACT will not have a material impact in the tax expense or net income of the Company.

The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. At this time, the Company does not expect to repatriate earnings under the provisions of the Act.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to our use of certain financial instruments as well as transacting in various foreign currencies. To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At December 31, 2005, these borrowings included $40.0 million aggregate principal amount of senior notes, a $30 million revolving credit facility, and a 26.3 million Euro term loan ($29.6 million) which was used to maintain liquidity and fund our business operations. At December 31, 2005, we had $40.0 million outstanding of senior notes; $17.9 million outstanding under the revolving credit facilities and 3.9 million Euro ($4.7 million) outstanding under the Euro term loan. At December 31, 2005, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings under both credit facilities would result in interest expense increasing annually by approximately $0.2 million. In connection with a variable Euribor rate debt financing in July 2000 our majority owned subsidiary, NN Europe, entered into an interest rate swap with a notional amount of Euro 12.5 million for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for us to receive variable Euribor interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to principal payments on the underlying debt over the life of the swap. This original debt was repaid in May 2003; however, the swap remains pursuant to its original terms. On May 1, 2003, we entered into a new $90 million syndicated credit facility. This new financing arrangement replaces our prior credit facility with AmSouth and NN Europe’s credit facility with Hypo Vereinsbank Luxembourg, S.A.; see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of the Company's operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our Domestic Ball and Roller Segment and NN Europe Segment bill and receive payment from some of its foreign customers in their own currency. In 2005, the fluctuation of the Euro against the U.S. dollar negatively impacted assets, revenue and income. To help reduce exposure to foreign currency fluctuation, management has incurred debt in Euros and has, from time to time, used foreign currency hedges to hedge currency exposures when these exposures meet certain discretionary levels. The Company did not use any significant currency hedges in 2005, nor did it hold a position in any foreign currency hedging instruments as of December 31, 2005.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders’ of NN, Inc.:

We have completed integrated audits of NN, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and 2004, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NN, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 and 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 and 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 15, 2006

NN, Inc.
Consolidated Balance Sheets
December 31, 2005 and 2004
(In thousands, except per share data)

Assets	2005	2004
Current assets:
Cash and cash equivalents	$10,856	$10,772
Accounts receivable, net	47,297	51,597
Inventories, net	38,096	35,629
Income tax receivable	1,237	4,401
Other current assets	7,655	4,787
Current deferred tax asset	809	1,254
Total current assets	105,950	108,440

Property, plant and equipment, net	118,829	131,169
Assets held for sale	1,072	--
Goodwill	41,648	44,457
Other non-current assets	2,156	4,276
Total assets	$269,655	$288,342

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,660	$45,217
Accrued salaries, wages and benefits	12,407	16,332
Income taxes	2,093	1,599
Current maturities of long-term debt	4,668	7,160
Current portion of obligation under capital lease	224	--
Other liabilities	3,704	4,123
Current deferred tax liabilities	83	--
Total current liabilities	64,839	74,431

Non-current deferred tax liability	15,128	16,330
Long-term debt	57,900	67,510
Accrued pension	11,783	12,036
Obligation under capital lease	1,685	--
Other non-current liabilities	2,246	2,895
Total liabilities	153,581	173,202

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Common stock - $0.01 par value, authorized 45,000 shares, issued and outstanding 17,206 shares in 2005 and, 16,777 shares in 2004	172	168
Additional paid-in capital	57,754	53,423
Additional paid-in capital - unearned compensation	(467)	--
Retained earnings	55,218	45,676
Accumulated other comprehensive income	3,397	15,873
Total stockholders’ equity	116,074	115,140
Total liabilities and stockholders’ equity	$269,655	$288,342

See accompanying notes to consolidated financial statements

NN, Inc.
Consolidated Statements of Income and Comprehensive Income
Years ended December 31, 2005, 2004 and 2003
(In thousands, except per share data)

	2005	2004	2003

Net sales	$321,387	$304,089	$253,462
Cost of products sold (exclusive of depreciation shown separately below)	248,828	240,580	195,658
Selling, general and administrative	29,073	29,755	21,700
Depreciation and amortization	16,331	16,133	13,691
(Gain) loss on disposal of assets	(391)	856	(147)
Restructuring and impairment costs (income)	(342)	2,398	2,490
Income from operations	27,888	14,367	20,070

Interest expense	3,777	4,029	3,392
Other (income) expense	(653)	(853)	99
Income before provision for income taxes	24,764	11,191	16,579
Provision for income taxes	9,752	4,089	5,726
Minority interest in consolidated subsidiaries	--	--	675
Net income	$15,012	$7,102	$10,178

Other comprehensive income (loss):
Additional minimum pension liability, net of tax	(580)	(200)	(177)
Unrealized holding gain (loss) on securities, net of tax	(73)	73	--
Foreign currency translation	(11,823)	6,591	11,273
Comprehensive income	$2,536	$13,566	$21,274

Basic income per share:
Net income	$0.88	$0.42	$0.64
Weighted average shares outstanding	17,004	16,728	15,973

Diluted income per share:
Net income	$0.87	$0.41	$0.62
Weighted average shares outstanding	17,193	17,151	16,379
Cash dividends per common share	$0.32	$0.32	$0.32

See accompanying notes to consolidated financial statements

 NN, Inc.
Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2005, 2004 and 2003
(In Thousands)

	Common Stock
	Number of shares	Par Value	Additional Paid-In Capital	Additional Paid-In Capital- Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance, December 31, 2002	15,370	$154	$40,457	$--	$38,984	$(1,687)	$77,908
Shares issued	1,342	14	12,503	--	--	--	12,517
Net income	--	--	--	--	10,178	--	10,178
Dividends declared	--	--	--	--	(5,231)	--	(5,231)
Additional minimum pension liability (net of tax $108)	--	--	--	--	--	(177)	(177)
Cumulative translation gain	--	--	--	--	--	11,273	11,273

Balance, December 31, 2003	16,712	$168	$52,960	$--	$43,931	$9,409	$106,468
Shares issued	65	--	463	--	--	--	463
Net income	--	--	--	--	7,102	--	7,102
Dividends declared	--	--	--	--	(5,357)	--	(5,357)
Additional minimum pension liability (net of tax $120)	--	--	--	--	--	(200)	(200)
Unrealized holding gain (net of tax $41)	--	--	--	--	--	73	73
Cumulative translation gain	--	--	--	--	--	6,591	6,591

Balance, December 31, 2004	16,777	$168	$53,423	$--	$45,676	$15,873	$115,140
Shares issued	376	4	3,658	--	--	--	3,662
Issuance of restricted stock	53	--	673	(673)			--
Amortization of restricted stock award	--	--	--	206	--	--	206
Net income	--	--	--	--	15,012	--	15,012
Dividends declared	--	--	--	--	(5,470)	--	(5,470)
Additional minimum pension liability (net of tax $326)	--	--	--	--	--	(580)	(580)
Unrealized holding loss (net of tax $41)	--	--	--	--	--	(73)	(73)
Cumulative translation loss	--	--	--	--	--	(11,823)	(11,823)

Balance, December 31, 2005	17,206	$172	$57,754	$(467)	$55,218	$3,397	$116,074

See accompanying notes to consolidated financial statements

NN, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(In Thousands)

	2005	2004	2003
Cash flows from operating activities:
Net Income	$ 15,012	$ 7,102	$ 10,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,331	16,133	13,691
Amortization of debt issue costs	246	220	212
(Gain) loss on disposals of property, plant and equipment	(391)	856	(147)
Allowance for doubtful accounts	287	22	158
Write-off of unamortized debt issue costs	--	260	455
Amortization of restricted stock	206	--	--
Deferred income taxes	(674)	3,254	3,888
Minority interest in consolidated subsidiary	--	--	675
(Gain) of sale of stock investment	(73)	--	--
Restructuring and impairment costs (income)	(342)	2,398	2,328
Changes in operating assets and liabilities:
Accounts receivable	216	(8,123)	(9,242)
Inventories	(5,134)	2,059	(3,711)
Income tax receivable	1,465	(2,878)	(458)
Other current assets	(1,033)	111	(1,047)
Other assets	105	(799)	(1,578)
Accounts payable	1,176	9,782	5,118
Other liabilities	2,618	1,175	(1,059)
Net cash provided by operating activities	30,015	31,572	19,461

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	--	--	(21,435)
Purchase of minority interest	--	--	(15,586)
Acquisition of property, plant and equipment	(16,729)	(12,162)	(11,429)
Principal received from long-term note receivable	200	200	200
Proceeds from disposals of property, plant and equipment	968	2,342	212
Proceeds from sale of investment	198	--	--
Acquisition of intangible asset	(605)	--	--
Net cash used by investing activities	(15,968)	(9,620)	(48,038)

Cash flows from financing activities:
Proceeds from long-term debt	--	40,000	90,332
Debt issue costs paid	(64)	(839)	(939)
Proceeds from bank overdrafts	120	--	37
Repayment of long-term debt	(9,922)	(49,408)	(64,196)
Proceeds (repayment) of short-term debt	--	(2,000)	2,000
Proceeds from issuance of stock and exercise of stock options	2,806	463	5,579
Cash dividends	(5,470)	(5,357)	(5,231)
Other financing activity	(8)	--	--
Net cash provided (used) by financing activities	(12,538)	(17,141)	27,582

Effect of exchange rate changes on cash flows	(1,425)	983	829

Net change in cash and cash equivalents	84	5,794	(166)
Cash and cash equivalents at beginning of period	10,772	4,978	5,144
Cash and cash equivalents at end of period	$10,856	$10,772	$4,978

Supplemental schedule of non-cash investing and financing activities:
Stock issued related to acquisition of Veenendaal	$--	$--	$6,938
Stock option exercise tax benefit ($856) and restricted stock issuance ($673) included in stockholders’ equity	$1,529	$--	$--
Obtained land and building by entering into capital lease obligation	$1,917	$--	$--
Cash paid for interest and income taxes was as follows:
Interest	$3,440	$3,318	$2,496
Income taxes	$6,066	$4,887	$4,371

See accompanying notes to consolidated financial statements

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In Thousands, except per share data)

1)	Summary of Significant Accounting Policies and Practices

(a) Description of Business

NN, Inc. (the “Company”) is a manufacturer of precision balls, cylindrical and tapered rollers, bearing retainers, plastic injection molded products, and precision bearing seals. The Company’s balls, rollers, retainers, and bearing seals are used primarily in the domestic and international anti-friction bearing industry. The Company’s plastic injection molded products are used in the bearing, automotive, instrumentation and fiber optic industries. The Domestic Ball and Roller Segment is comprised of two manufacturing facilities located in the eastern United States, our start-up operations in The People’s Republic of China, and our corporate office cost. The Company’s NN Europe Segment is comprised of manufacturing facilities located in Kilkenny, Ireland; Eltmann, Germany; Pinerolo, Italy; Veenendaal, The Netherlands and Kysucke Nove Mesto, Slovakia. On March 12, 2004 we changed the name of our primary European entity from NN Euroball, ApS to NN Europe ApS. To avoid confusion between the entity and the segment, we will refer to the segment as the NN Europe Segment and the entity as NN Europe. The facilities in the NN Europe Segment are engaged in the production of precision balls, tapered rollers and metal retainers. The Plastic and Rubber Components Segment consists of Industrial Molding Corporation (“IMC”), acquired in July 1999 and Delta Rubber, acquired in February 2001. IMC has two production facilities in Texas and Delta Rubber has two production facilities in Connecticut. All of the Company’s segments sell to foreign and domestic customers.

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

Inventories also include tools, molds and dies in progress that the Company is producing and will ultimately sell to its customers. This activity is principally related to our Plastic and Rubber Components Segment. These inventories are carried at the lower of cost or market.

(d) Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Assets held for sale are stated at lower of cost or fair market value less estimated selling costs. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When a major property item is retired, its cost and related accumulated depreciation are removed from the property accounts and any gain or loss is recorded in the statement of income. The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the years ended December 31, 2005, 2004 and 2003, the Company recorded an impairment charge of $0, $108, and $0 respectively.  Property, plant and equipment includes tools, molds and dies principally used in our Plastic and Rubber Components Segment that are the property of the Company

Depreciation is provided principally on the straight-line method over the estimated useful lives of the depreciable assets for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)
(e) Revenue Recognition

The Company recognizes revenues based on the stated shipping terms with the customer and the Company recognizes revenue when these terms are satisfied and the risks of ownership are transferred to the customer. The Company has an inventory management program for certain major ball and roller customers whereby revenue is recognized when products are used by the customer from consigned stock, rather than at the time of shipment. Under both circumstances, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sellers’ price is determinable and collectibility is reasonably assured.

(f)	Accounts Receivable

Accounts receivable are recorded upon recognition of a sale of goods and ownership and risk of loss is assumed by the customer. Substantially all of the Company’s accounts receivable is due primarily from the core served markets: bearing manufacturers, automotive industry, electronics, industrial, agricultural and aerospace. The Company experienced $0.3 million of bad debt expense during 2005, $0 during 2004 and $0.1 million during 2003. In establishing allowances for doubtful accounts, the Company performs credit evaluations of its customers, considering numerous inputs when available including the customers’ financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects. Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible.
(g) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(h) Net Income Per Common Share

Basic earnings per share reflect reported earnings divided by the weighted average number of common shares outstanding. Diluted earnings per share include the effect of dilutive stock options, unvested restricted stock, and the respective tax benefits.

(i) Stock Incentive Plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company also applies the provision of APB Opinion No. 25 to its variable stock options. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. We have elected to continue accounting for our stock option compensation plan using the intrinsic value based method under APB Opinion No. 25, until January 1, 2006 when we will adopt FAS 123 (R), and, have not recorded compensation expense for stock options for each of the three years ended December 31, 2005, 2004, and 2003, except as related to stock options accounted for under the variable method of accounting and for restricted stock awards.

Beginning January 1, 2006, the Company will adopt the provisions of FAS 123 (R) using the modified prospective method of application. From adoption onward, the Company will expense the cost of options as compensation expense over the vesting period based on the fair value of the option at the grant date.

The Company accounts for restricted stock awards by recognizing compensation expense ratably over the vesting period as specified in the award. Compensation expense to be recognized is based on the stock price at date of grant.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

(j)  Principles of Consolidation

        The Company’s consolidated financial statements include the accounts of NN, Inc. and subsidiaries in which the Company owns more than 50% voting interest. All of the Company’s subsidiaries are 100% owned and all are included in the consolidated financial statements for the years end December 31, 2005, 2004, and 2003. Unconsolidated subsidiaries and investments where ownership is between 20% and 50% are accounted for under the equity method. All significant inter-company profits, transactions, and balances have been eliminated in consolidation. The ownership interests of other shareholders in companies that are more than 50% owned, but less than 100% owned by the Company, are reflected as minority interests. There were no minority interests in consolidated subsidiaries at December 31, 2005, December 31, 2004, or December 31, 2003 as a result of the Company acquiring the remaining additional interests in NN Europe on May 2, 2003.

(k) Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries are translated at current exchange rates, while revenue, costs and expenses are translated at average rates prevailing during each reporting period. Translation adjustments arising from the translation of foreign subsidiary financial statements are reported as a component of other comprehensive income and are accumulated with other comprehensive earnings as a separate component of shareholders equity.

(l)	Goodwill and Other Intangible Assets

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

Other Acquired Intangibles: The Company recognizes an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being divided or separated from the acquired entity or sold, transferred, licensed, rented, or exchanged, whether individually or in combination with a related contract, asset or liability. An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. The Company reviews the lives of intangible assets each reporting period and, if necessary, recognizes impairment losses if the carrying amount of an intangible asset is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

(m) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets.” Assets to be held and used are tested for recoverability when indications of impairment are evident. If the reviewed carrying value of the asset is not recoverable based on underlying cash flows related to specific groups of acquired long-lived assets, the asset is written down to the lesser of recoverable value or carrying value. Assets held for sale are carried at the lesser of carrying value or fair value less costs of disposal. The fair value of impaired assets is generally determined with the assistance of independent appraisals and valuations.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

(n) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(o) Reclassifications

Certain 2004 and 2003 amounts have been reclassified to conform with the 2005 presentation.

(p) Derivative Financial Instruments

The Company records all derivative instruments on the balance sheet at their respective fair values. In connection with a variable EURIBOR rate debt financing in July 2000 the Company’s majority owned subsidiary, NN Europe ApS entered into an interest rate swap with a notional amount of 12.5 million Euro for the purpose of fixing the interest rate on a portion of their debt financing. The interest rate swap provides for the Company to receive variable EURIBOR interest payments and pay 5.51% fixed interest. The interest rate swap agreement expires in July 2006 and the notional amount amortizes in relation to the life of the swap.

The interest rate swap does not qualify for hedge accounting under the provisions of SFAS No. 133; therefore, the transition adjustment for adoption of SFAS No. 133 and any subsequent periodic changes in fair value of the interest rate swap are recorded in earnings as a component of other income.

As of December 31, 2005 and 2004, the fair value of the swap is a liability of approximately, $22 and $167, respectively, which is recorded in other current liabilities and in other non-current liabilities, respectively. The change in fair value during the years ended December 31, 2005, 2004, and 2003 were gains of approximately $145, $193, and $125, respectively.

(q) Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to expense the value of employee stock options and similar awards and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R is effective for interim and annual periods beginning after June 15, 2005 (the SEC delayed the effective date for public companies to the annual periods beginning after June 15, 2005) and applies to all outstanding and unvested share-based payment awards. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). Effective January 1, 2006, the Company will adopt FAS 123 (R) under the modified prospective application. From that date onward, the Company will account for new awards and awards modified under this new standard. Any options issued henceforth will be expensed based on the fair value of the options at the date of grant. As of December 31, 2005, the Company does not have any unvested stock options due to an accelerated vesting program implemented in December 2005. As such, this statement will only impact the Company for its outstanding restricted stock and stock option and restricted stock awards issued subsequent to January 1, 2006. The cost of the options and restricted stock awards will be expensed as compensation expense over the vesting periods based on the fair value at the grant date. (See Note 10.)

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires these items be recognized as current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We believe the impact of this standard will be immaterial to the consolidated financial statements as the company does not currently have abnormal amounts of idle facility expense or handling costs.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29”. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not anticipate any impact from this statement as at present we have not and do not plan to enter into any nonmonetary transactions.

Deduction for Qualified Domestic Production Activities and Repatriation of Foreign Earnings

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Based on an analysis of 2005 production costs, we believe the impact from the phase out of the ETI will be principally offset by the phase in of the ACT. Thus, based on 2005 production levels the Act will not have a material impact in the tax expense or net income of the Company.

Under the guidance in FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, issued and effective on December 21, 2004, the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which qualifying activities occur.

The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. At this time, the Company does not expect to repatriate earnings under the provisions of the Act.

2)	Acquisitions, Purchase of Minority Interest and New Businesses

On October 7, 2005 we entered into an agreement with SNR Roulements (“SNR”) to purchase all of SNR’s internal precision ball producing equipment for approximately 5.0 million Euros ($6.0 million). As part of the agreement, we entered into a three year supply agreement for the present business (about $8.0 million) and a five year supply agreement to provide SNR with its annual ball requirements of the former in-house production for approximately $9.0 million. As of December 31, 2005, the Company has purchased approximately $2.1 million of the total $6.0 million of equipment and intangibles. Of this $2.1 million purchased, approximately $1.6 million has been recorded as tangible fixed assets, based on a third party appraisal, and approximately $0.5 million related to the supply agreement has been recorded as an intangible asset in other non-current assets and is being amortized over the life of the agreement.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

During 2004 we formed a wholly-owned subsidiary, NN Precision Bearing Products Company Ltd (“NN Asia”). This subsidiary, which began precision ball production during the fourth quarter of 2005, is located in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China and is a component of our strategy to globally expand our manufacturing base. The start -up costs incurred in 2005 and 2004 of approximately $1,102 and $481, respectively were expensed as incurred.

On October 9, 2003, we acquired certain assets comprised of land, building and machinery and equipment of the precision ball operations of KLF - Gulickaren (“KLF”), based in Kysucke Nove Mesto, Slovakia. We paid consideration of approximately 1,664 Euros ($1,967).

On May 2, 2003 we acquired the 23 percent interest in NN Europe, ApS (“NN Europe”) held by SKF. We paid approximately 13,842 Euros ($15,586) for SKF’s interest in NN Europe. The excess of the purchase price paid to SKF for its 23% interest over the fair value of SKF’s 23% interest in the net assets of NN Europe of approximately $2,151 was allocated to goodwill. Upon consummation of this transaction, we became the sole owner of NN Europe.

On May 2, 2003 we acquired 100 percent of the tapered roller and metal cage manufacturing operations of SKF in Veenendaal, The Netherlands. The results of Veenendaal’s operations have been included in the consolidated financial statements since that date. We paid consideration of approximately 22,952 Euros ($25,671) and incurred other costs of approximately $1,022, for the Veenendaal net assets acquired from SKF. The excess of the fair value of the net assets acquired over the purchase price paid of 4,195 Euros ($4,692) has been allocated as a proportionate reduction of certain assets acquired. The Veenendaal operation manufactures rollers for tapered roller bearings and metal cages for both tapered roller and spherical roller bearings allowing us to expand our bearing component offering.

In connection with the acquisition of SKF’s Veenendaal, The Netherlands operations, SKF purchased from us 700,000 shares of our common stock for an aggregate fair value of approximately $6,937 million which was applied to the purchase of SKF’s Veenendaal, The Netherlands operations. For purposes of valuing the 700,000 common shares issued in our consolidated financial statements, the value was determined based on the average market price of NN, Inc.’s common shares over the two-day period before, the day of, and the two-day period after the terms of the acquisition were agreed to on April 14, 2003.

The following table summarizes the allocation of the purchase price related to the assets acquired and liabilities assumed at the date of acquisition.

At May 2, 2003
Current assets	$ 6,611
Property, plant and equipment	27,690
Total assets acquired	34,301
Total liabilities	7,608
Total purchase price	$ 26,693

The following unaudited proforma summary presents the financial information for the twelve month period ended December 31, 2003 as if our Veenendaal acquisition had occurred as of the beginning of the period presented. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the period presented, nor are they indicative of future results.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

Twelve months ended December 31, 2003 (unaudited)

Net sales	$ 270,989
Net income	10,478
Basic earnings per share	0.66
Diluted earnings per share	0.64

3)	Restructuring and Impairment Charges

Eltmann, Germany Restructuring

During the fourth quarter of 2004, the Company’s NN Europe subsidiary announced a reduction in staffing at its Eltmann, Germany ball production facility. This restructuring affected 83 employees and is expected be completed during 2006.  The Company recorded restructuring charges during 2004 of approximately 1,700 Euro ($2,290) related to severance costs of approximately $2,115 and other related charges of approximately $175. The workforce reduction was a result of the Company’s continuing strategy of rationalizing its global manufacturing capacity and transfer of production principally to its facility in Kysucke Nove Mesto, Slovakia and other facilities. The charges were recorded in restructuring and impairment costs, a component of income from operations.

The following summarizes the 2005 and 2004 restructuring charges related to the restructuring at the Company’s Eltmann, Germany facility:

	Reserve Balance at 1/01/04	Charges	Paid in 2004	Reserve Balance at 12/31/04
Severance and other employee costs	$--	$2,290	--	$2,290
Total	$--	$2,290	--	$2,290

	Reserve Balance at 12/31/04	Adjustment to Reserve	Paid in 2005	Currency Impacts	Reserve Balance at 12/31/05
Severance and other employee costs	$2,290	$(342)	$(884)	$(219)	$845
Total	$2,290	$(342)	$(884)	$(219)	$845

We expect to pay the remaining amounts during 2006, and no additional charges are expected to be incurred. The Adjustment to Reserve amount shown in the above table represented a reduction in the reserve balance in 2005 because actual payouts made were lower in some cases than estimated when the original reserve was established. As a result of the workforce reduction and rationalization of global manufacturing capacity, we performed a test of the recoverability of the goodwill and long-lived assets associated with the Eltmann, Germany facility. This test was pursuant to the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment on Disposal of Long-Lived Assets” which require that interim tests of asset recoverability be performed under certain circumstances.  As a result of the test, we concluded that no indication of impairment existed at December 31, 2004.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

NN Arté Plant Closing in Guadalajara, Mexico

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

The plant closing resulted in the termination of approximately 42 full-time hourly and salary employees located at the Guadalajara facility. For the twelve months ended December 31, 2003 total restructuring costs of $230 were recorded related to the severance payments for the affected employees.

As a result of the closing, we performed a test of the recoverability of the goodwill asset associated with the Guadalajara, Mexico operation. This test was pursuant to the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” which require that interim tests of the recoverability of goodwill be performed under certain circumstances. As a result, we recorded an impairment charge of approximately $1,285 to fully write-off the goodwill asset during the twelve month period ended December 31, 2003.

We sold much of the machinery and equipment with certain pieces of machinery and equipment to be transferred and utilized by our Industrial Molding facility in Lubbock, Texas. Pursuant to the provisions of Statement of Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” we recorded an impairment charge of approximately $1,049 during 2003 to write-down the machinery and equipment to its estimated fair market value. During the three months ended September 30, 2003 we recorded a gain of $145 related to the disposition of certain pieces of the machinery and equipment assets that were previously assessed as impaired. During the twelve months ended December 31, 2003, we recorded a total impairment charge related to the machinery and equipment of approximately $904.

During 2003, we also recorded an accounts receivable write-down of $31 to reduce accounts receivable to its estimated fair market value. Additionally, we recorded an inventory write-down of $108 during 2003 to reduce the carrying value of inventory to its estimated fair market value. The amounts related to the inventory asset has been recorded as a component of cost of products sold.

The following summarizes the 2004 and 2003 restructuring and impairment charges related to the closure of NN Arté:

	Charges	Non-Cash Write-downs	Paid in 2004	Reserve Balance At 12/31/04
Asset impairments	$--	$--	$--	$--
Lease exit costs	--	--	--	--
Severance and other employee costs	--	--	45	--
Total	$--	$--	$45	$--

	Charges	Non-Cash Write-downs	Paid in 2003	Reserve Balance At 12/31/03
Asset impairments	$2,328	$2,328	$--	$--
Lease exit costs	40	--	40	--
Severance and other employee costs	230	--	185	$45
Total	$2,598	$2,328	$225	$45

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

Walterboro, South Carolina Plant Closing

By December 2001, the closure of our Walterboro, South Carolina ball manufacturing facility was substantially completed. The land, building, and equipment assets with a recorded book value of $1,805 were held for sale at December 31, 2003. In arriving at the carrying value of the assets held for sale, we utilized independent, third party fair value appraisals and valuations. The land and building assets were sold at a loss during the fourth quarter of 2004. As a result, we recorded a loss of approximately $750 which has been recorded as a loss on disposal of assets, a component of income from operations. Additionally, during the fourth quarter of 2004, we recorded an impairment charge of approximately $108 related to certain remaining machinery and equipment assets of this facility. This amount was recorded as a component of restructuring and impairment costs.

4)	Notes Receivable

Effective December 21, 2001, the Company sold its 50% ownership in NN General, LLC to its partner, General Bearing Corporation for cash of $622 and notes of $3,305. The notes are due in annual installments of $200 with the balance of $2,505 due on December 21, 2006. The notes bear interest at an average LIBOR (4.54% at December 31, 2005) plus 1.5%. Interest income on this note of $129 and $86 was recorded during 2005 and 2004, respectively, and has been included as a component of other income in the accompanying consolidated statement of income. Payments totaling $329 and $286 were received during 2005 and 2004, respectively which include $200 of principal and $129 and $86 of interest payments, respectively. At December 31, 2005, the note receivable balance is $2,505 and is included as a component of other current assets and $2,705 is included in other non-current assets at December 31, 2004. The note is current as to payments of principal and interest.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

5)	Accounts Receivable

	December 31,
	2005	2004

Trade	$48,416	$53,331
Less - Allowance for doubtful accounts	1,119	1,734

Accounts receivable, net	$47,297	$51,597

Activity in the allowance for doubtful accounts is as follows:

Description	Balance at beginning of year	Additions	Write-offs	Currency Impacts	Balance at end of year
December 31, 2003
Allowance for doubtful accounts	$1,666	$151	$69	7	$1,755

December 31, 2004
Allowance for doubtful accounts	$1,755	$14	$43	8	$1,734

December 31, 2005
Allowance for doubtful accounts	$1,734	$287	$871	(31)	$1,119

In 2005, the Company established a reserve of $218 for approximately 100% of the receivables of Delphi Corporation, which filed for Chapter 11 bankruptcy during the year. Also in 2005, the Company wrote off $827 in disputed receivables from a customer due to bankruptcy. All of the amounts written off had been fully reserved.

6)	Inventories

	December 31,
	2005	2004
Raw materials	$10,153	$8,584
Work in process	5,845	6,356
Finished goods	23,587	22,334
Less-inventory reserve	(1,489)	(1,645)

Inventories, net	$38,096	$35,629

Inventory on consignment at customers’ sites at December 31, 2005 and 2004 was approximately $4,669 and $3,755, respectively.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

7) Property, Plant and Equipment

		December 31,
	Estimated Useful Life	2005	2004
Land owned		$6,431	$8,454
Land under capital lease		408	--
Buildings and improvements owned	15-40 years	31,093	30,833
Buildings under capital leases	20 years	1,490	--
Machinery and equipment	3-12 years	166,555	168,561
Construction in process		10,597	11,249

		216,574	219,097
Less - accumulated depreciation		97,745	87,928

Property, plant and equipment, net		$118,829	$131,169

In December 2005, we sold excess land at our Veenendaal, The Netherlands division. Prior to the sale, this asset was classified as a component of property, plant and equipment, net. The land had a book value at the time of sale of $383. The proceeds of the sale were $815, which resulted in a gain on disposal of assets of $432.

During January 2006, we completed the sale of excess land and two small buildings at NN Europe’s Pinerolo plant. As a result of this planned sale, the carrying value reclassified from land and building to Assets Held for Sale was approximately $978 and $94, respectively as of December 31, 2005. These assets were sold for a gain of approximately $1,680 which will be recognized in the first quarter of 2006.

The land and building assets of the idle Walterboro, South Carolina ball manufacturing facility were sold at a loss during the fourth quarter of 2004. As a result, we recorded a loss on disposal of assets of approximately $750 which was recorded as a loss on disposal of assets, a component of income from operations. Additionally, during the fourth quarter of 2004, we recorded an impairment charge of approximately $108 related to certain remaining machinery and equipment assets of this facility to write these assets down to their net realizable value based on a fair market-value appraisals and valuations. This amount was recorded as a restructuring and impairment cost.

On October 27, 2004, we completed the sale of our idle warehouse in Kilkenny, Ireland for approximately 1,580 Euros ($1,959), net of selling costs incurred. As a result of this transaction, we recorded a loss on disposal of assets of approximately 37 Euros ($46) during the fourth quarter which was recorded as a component of loss on disposal of assets. Prior to the sale this asset was classified as a component of property, plant and equipment, net.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

8)	Debt

There were no short term loans outstanding at December 31, 2005 and 2004.

Long-term debt at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Borrowings under our $30,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (4.54% at December 31, 2005) plus an applicable margin of 1.25 to 2.0, expiring on June 30, 2007	$17,900	$11,400

Borrowings under our 26,300 Euro term loan expiring on May 1, 2008, bearing interest at a floating rate equal to Euro LIBOR (2.49% at December 31, 2005) plus an applicable margin of 1.25 to 2.0 payable in quarterly installments of Euro 1,314 beginning July 1, 2003 through April 1, 2008	4,668	23,270

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014. Annual principal payments of $5,714 begin on April 26, 2008 and extend through the date of maturity.	40,000	40,000

Total long-term debt	62,568	74,670

Less current maturities of long-term debt	4,668	7,160

Long-term debt, excluding current maturities of long-term debt	$57,900	$67,510

On May 1, 2003 in connection with the purchase of SKF’s Veenendaal component manufacturing operations and SKF’s 23 percent interest in NN Europe, we entered into a $90,000 syndicated credit facility with AmSouth Bank (“AmSouth”) as the administrative agent and SunTrust Bank as the Euro loan agent for the lenders under which we borrowed $60,400 and 26,300 Euros ($29,600) (the “$90 million credit facility”). This financing arrangement replaced our prior credit facility with AmSouth and Hypo Vereinsbank Luxembourg, S.A. The credit facility as originally entered into consisted of a $30,000 revolver (“$30.0 million revolver”) originally expiring on March 15, 2005 and subsequently extended to March 31, 2006 and extended again to June 30, 2007 bearing interest at a floating rate equal to LIBOR (4.54% at December 31, 2005) plus an applicable margin of 1.25% to 2.0%, a $30,400 term loan expiring on May 1, 2008, bearing interest at a floating rate equal to LIBOR (4.54% at December 31, 2005) plus an applicable margin of 1.25% to 2.0% and a 26,300 Euro ($29,600) term loan (“26.3 million Euro term loan”) expiring on May 1, 2008 which bears interest at a floating rate equal to Euro LIBOR (2.49% at December 31, 2005) plus an applicable margin of 1.25% to 2.0%. All amounts owed under the $30,400 term loan were paid during the second quarter of 2004 with the proceeds from our $40,000 notes and we no longer have borrowing capacity under that portion of the $90,000 credit facility. The terms of the $30,000 revolver and the 26,300 Euro term loan remain unchanged except for the maturity date of the $30,000 revolver has been extended to June 30, 2007. The loan agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in the Company’s business. The credit agreement is un-collateralized except for the pledge of stock of certain foreign subsidiaries. The net equity of the NN Europe Segment subsidiaries that have pledged their stock as collateral was $83,386 and this equity was included in the 2005 Consolidated Financial Statements. In connection with this refinancing, capitalized costs in the amount of $455 associated with the paid-off credit facilities were written-off during 2003 and are included as a component of other (income) expense. We incurred $1.1 million of debt issue costs as a result of entering into this credit facility which are being amortized over the life of the credit facility. The unamortized balance at December 31, 2005 was $0.4 million. We were in compliance with all such covenants as of December 31, 2005.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

In connection with the acquisition of KLF’s operations in Slovakia, on September 23, 2003 we entered into a $2,000 short-term unsecured promissory note (the “$2.0 million note”) with AmSouth as the lender. This note bore interest at the prime rate. All amounts owed under this note were paid during the second quarter of 2004 with the proceeds from our $40 million notes.

On March 23, 2004 we entered into a $2,700 short-term promissory note (the “$2.7 million note”) with AmSouth Bank (“AmSouth”) as the lender. This note bore interest at the prime rate. This agreement was entered into to fund short term operating capital requirements. All amounts owed under this note were paid during the second quarter of 2004 with the proceeds from our $40 million notes.

On April 26, 2004 we issued $40,000 aggregate principal amount of senior notes in a private placement (the “$40 million notes”). These notes bear interest at a fixed rate of 4.89% and mature on April 26, 2014. Interest is paid semi-annually. As of December 31, 2005, $40.0 million remained outstanding. Annual principal payments of approximately $5,714 begin on April 26, 2008 and extend through the date of maturity. Proceeds from this credit facility were used to repay our existing US dollar denominated term loan, $24,000, and repay a portion, of our borrowings under our US dollar denominated revolving credit facility, $13,000, which are both components of our $90 million credit facility, and to repay borrowings remaining under our $2.0 million note and our $2.7 million note of $2,000 and $1,000, respectively. The agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. No event of default had occurred as of December 31, 2005. The notes are not collateralized except for the pledge of stock of certain foreign subsidiaries. The net equity of the NN Europe Segment subsidiaries that have pledged their stock as collateral was $83,386 and this equity was included in the 2005 Consolidated Financial Statements. We incurred $845 of related costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes. The unamortized balance at December 31, 2005 was $0.7 million. In connection with the issuance of the $40 million notes, capitalized costs in the amount of approximately $260 associated with structuring of the $90 million credit facility were written off during the three months ended June 30, 2004 and are included as a component of other (income) expense.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2005 are as follows:

2006	$ 4,668
2007	17,900
2008	5,714
2009	5,714
2010	5,714
Thereafter	22,858
Total	$ 62,568

On June 1, 2004, our wholly owned subsidiary, NN Asia, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building (approximately 110,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China. The building was newly constructed and we began usage of the leased property October 1, 2005. The agreement satisfied the requirements of a capital lease at June 1, 2004 and we recorded the lease as a capital lease in our consolidated financial statements effective October 1, 2005. The fair value of the land and building are estimated to be approximately $408 and $1,509, respectively and undiscounted annual lease payments of approximately $224 (approximately $4,482 aggregate non-discounted lease payments over the twenty year term). The lease is cancelable after the fifth, ninth, and fourteenth years without payment or penalty by the Company. In addition, after the end of year five we can buy the land for its ascribed fair value and the building for actual cost less depreciation.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

Below are the minimum future lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2005:

Year ended December 31
2006	$224
2007	224
2008	224
2009	224
2010	224
Thereafter	3,305
Total minimum lease payments	4,425
Less interest included in payments above	(2,516)
Present value of minimum lease payments at 12/31/05	$1,909

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

9)	Employee Benefit Plans

We have one defined contribution 401(k) profit sharing plan covering substantially all employees of the Domestic Ball and Roller and Plastic and Rubber Components Segments. All employees are eligible for the plan on the first day of the month following their employment date. A participant may elect to contribute between 1% and 60% of compensation to the plan, subject to Internal Revenue Service (“IRS”) dollar limitations. Participants age 50 and older may defer an additional amount up to the applicable IRS Catch Up Provision Limit. The Company provides a matching contribution which is determined on an individual, participating company basis. Currently, the matching contribution for employees of the Domestic Ball and Roller Segment is the higher of five hundred dollars or 50% of the first 4% of compensation. The matching contribution for IMC employees is 25% of the first 6% of compensation and the matching contribution for Delta employees is 50% of the first 6% of compensation. All participants are immediately vested at 100%. Contributions by the Company for the Domestic Ball and Roller Segment were $139, $134, and $126 in 2005, 2004 and 2003, respectively. Contributions by the Company for the Plastic and Rubber Components Segment were $128, $133 and $126 in 2005, 2004 and 2003, respectively.

The Company has a defined benefit pension plan covering its Eltmann, Germany facility employees (a NN Europe division). The benefits are based on the expected years of service including the rate of compensation increase. The plan is unfunded.

Following is a summary of the funded status and changes in the projected benefit obligation for the defined benefit pension plan during 2005 and 2004:

	2005	2004
Reconciliation of Funded Status:
Benefit obligation	$ (5,616)	$ (4,957)
Fair value of plan assets	--	--
Funded status	(5,616)	(4,957)
Unrecognized net actuarial loss	1,668	751
Additional minimum liability	(1,191)	(327)
Net amount recognized under Accrued Pension	$ (5,139)	$ (4,533)

	2005	2004
Change in projected benefit obligation:
Benefit obligation at beginning of year	$ 4,957	$ 4,196
Service cost	110	119
Interest cost	230	242
Benefits paid	(60)	(65)
Effect of currency translation	(647)	329
Actuarial loss	1,026	136

Benefit obligation at December 31	$ 5,616	$4,957

	2005	2004	2003
Weighted-average assumptions as of December 31:
Discount rate	4.25%	5.25%	5.5%
Rate of compensation increase	1.5% - 2.5%	1.3%-2.5%	1.3%-2.5%
Measurement date	10/31/05	10/31/04	10/31/03

In determining the pension discount rate to be used for the Company's German defined benefit plan, the Company utilizes the German Federal Reserve Bank yield curve for high quality corporate bonds.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

The expected pension benefit payments for the next ten fiscal years are as follows:

Pension Benefits
2006	$ 61
2007	132
2008	147
2009	165
2010	186
2011-2015	1,259

	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$ 110	$ 119	$ 120
Interest cost on projected benefit obligation	230	242	222
Amortization of net loss	11	9	13

Net periodic pension benefit cost	$ 351	$ 370	$ 355

We do not expect to make any contributions to the plan in 2006 or thereafter in excess of the pension benefit payments listed above.

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan under which all employees are entitled to receive severance indemnities (Trattamento di Fine Rapporto or “TFR”) upon termination of their employment.

The amount payable is based on salary paid and increases in cost of living. The severance indemnities accrue approximately at the rate of 1/13.5 of the gross salaries paid during the year, and are revalued applying a cost of living factor established by the Italian Government. The amounts accrued become payable upon termination of the individual employee, for any reason, e.g., retirement, dismissal or reduction in work force. Employees are fully vested in TFR benefits after their first year of service. The amounts shown in the table below represent the actual liability at December 31, 2005 and 2004 reported under Accrued Pension.

The following details the changes in Italian severance indemnity for the years ended December 31, 2005 and 2004:

	2005	2004
Beginning balance	$(7,503)	$(7,156)
Amounts accrued	(983)	(958)
Payments to employees	718	1,050
Payments to pension funds	120	37
Tax prepayments	19	66
Foreign Exchange	985	(542)
Ending Balance	$(6,644)	$(7,503)

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)
10) Stock Incentive Plan

The Company has a Stock Incentive Plan under which 2,450 shares of the Company’s common stock are reserved for issuance to officers and key employees of the Company. Awards or grants under the plan may be made in the form of incentive and nonqualified stock options, stock appreciation rights, and restricted stock. The stock options must be issued with an exercise price not less than the fair market value of the Common Stock on the date of grant. The awards or grants under the plan may have various vesting and expiration periods as determined at the discretion of the committee administering the plan.

A summary of the status of the Company’s stock option plan as described above as of December 31, 2005, 2004 and 2003, and changes during the years ended on those dates is presented below:

	2005		2004		2003
	Shares	Weighted-average exercise price Per share	Shares	Weighted-average exercise price per share	Shares	Weighted-average exercise price per share

Outstanding at beginning of year	1,559	$8.82	1,251	$7.53	1,318	$7.33

Granted	267	11.61	438	12.62	52	10.67

Exercised	(377)	7.55	(65)	7.12	(108)	6.74

Forfeited	(46)	12.50	(65)	11.48	(11)	7.63

Outstanding at end of year	1,403	$9.56	1,559	$8.82	1,251	$7.53

Options exercisable at year-end	1,403	$9.56	1,086	$7.84	1,058	$7.27

The vesting of 420 options outstanding, with strike prices ranging from $10.67 to $12.62, were accelerated on December 16, 2005 and these shares became fully vested at that date. The 2005 proforma compensation expense from vesting these options was approximately $672 after tax and is reported only in the proforma schedule below. As the exercise prices were above the market value of the stock at the date of acceleration, there was no compensation expense recognized in the 2005 financial statements. These options were vested primarily to reduce compensation expense that would be recorded upon the adoption of FAS 123 (R) on January 1, 2006.

We have elected to continue accounting for our stock option compensation plan using the intrinsic value based method under APB Opinion No. 25 and accordingly have not recorded compensation expense for stock options for each of the three years ended December 31, 2005, 2004, and 2003.

Had compensation cost for the Company’s stock compensation plan been determined based on the fair value at the option grant dates consistent with the method of SFAS No. 123 and SFAS No. 148, the Company’s net income and earnings per share would have been as follows:

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Net income - as reported	$15,012	$7,102	$10,178
Stock based compensation costs (income) for options only, net of income tax, included in net income as reported	(182)	27	160
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	(860)	(494)	(1,001)
Net income - proforma	$13,970	$6,635	$9,337

Earnings per share - as reported	$0.88	$0.42	$0.64
Stock based compensation costs, net of income tax, included in net income as reported	(0.01)	--	0.01
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	(0.05)	(0.02)	(0.06)
Earnings per share - proforma	$0.82	$0.40	$0.59

Earnings per share-assuming dilution - as reported	$0.87	$0.41	$0.62
Stock based compensation costs, net of income tax, included in net income as reported	(0.01)	--	0.01
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	(0.05)	(0.02)	(0.06)
Earnings per share - assuming dilution-proforma	$0.81	$0.39	$0.57

The fair value of each option grant was estimated based on actual information available through December 31, 2005, 2004 and 2003 using the Black Scholes option-pricing model with the following assumptions:

Term	Vesting period
Risk free interest rate	4.35%, 3.25%, and 3.38% for 2005, 2004 and 2003, respectively
Dividend yield	3.02%, 2.42%, and 3.7% annually for 2005, 2004 and 2003, respectively
Volatility	44.6%, 48.4%, and 49.8% for 2005, 2004 and 2003, respectively

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options outstanding			Options exercisable
Range of exercise prices per share	Number outstanding at 12/31/2005	Weighted- average remaining contractual life	Weighted- average exercise price per share	Number exercisable at 12/31/2005	Weighted- average exercise price Per share

$5.63 - $9.75	206	3.9 years	$6.02	206	$6.02

$7.63 - $12.62	1,197	7.6 years	$10.17	1,197	$10.17

All options granted in the period January 1, 1999 through December 31, 2005 are fully vested as of December 31, 2005 due in part to the acceleration of the vesting of shares mentioned above. The exercise price of each option equals the market price of the Company’s stock on the date of grant, and an option’s maximum term is 10 years. Certain options granted in July 1999 were deemed to be repriced options under the applicable accounting requirements. These options, which were fully vested as of the effective date of FASB Interpretation No. 44, are treated under variable accounting. Accordingly, compensation expense is recognized, to the extent the market price of the Company’s stock exceeds $10.50 at the end of each year. The Company recognized a reduction in compensation expense of $285 during 2005 and increases to compensation expense of $42 during 2004 and $250 during 2003.

On July 5, 2005, the Company issued 53 shares of restricted stock awards to certain senior management employees. The stock price at the date of issuance was $12.70. Compensation expense related to the issuance is being recognized ratably over the three year vesting period, and approximated $206 in compensation expense was recognized for the year ended December 31, 2005.

 On August 4, 1998 the Company’s Board of Directors authorized the repurchase of up to 740 shares of its Common Stock, equaling 5% of the company’s issued and outstanding shares as of August 4, 1998. The Company has not repurchased any shares under this program through December 31, 2005. Subsequent to year end, this stock repurchase plan has been replaced with a new plan within which the Company is authorized to repurchase up to $10 million in common stock (see below.)

Subsequent to year-end, the Company’s Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to $10 million in common stock of the Company, during the next 18 months in the open market or in private transactions, in accordance with applicable laws and regulations. This amount represents approximately 5% of the Company’s outstanding stock. As of the date of this report, no shares had been repurchased under the program.

11)	Goodwill

We completed our annual goodwill impairment review during the fourth quarter of 2005, 2004 and 2003. In performing the impairment reviews for 2005, the Company estimated the fair values of the reporting units from discounting each segments’ future cash flows. In 2004 and 2003, the Company estimated the fair values of the reporting units by using a method that incorporated valuations derived from EBITDA multiples based upon market multiples and recent capital market transactions and also incorporated valuations determined by each segment’s discounted future cash flows. As of October 1, 2005 and 2004, the annual review dates, there was no impairment to goodwill as the fair values of the reporting units exceeded their carrying values of the reporting units.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

In thousands	Plastic and Rubber Components Segment	NN Europe Segment	Total

Balance as of January 1, 2004	$25,755	$17,138	$42,893
Goodwill acquired	--	--	--
Impairment losses	--	--	--
Currency impacts	--	1,564	1,564
	$25,755	$18,702	$44,457
Balance as of January 1, 2005
Goodwill acquired	--	--	--
Impairment losses	--	--	--
Currency impacts	--	(2,809)	(2,809)
Balance as of December 31, 2005	$25,755	$15,893	$41,648

12)	Segment Information

The Company determined its reportable segments under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s reportable segments are based on differences in product lines and geographic locations. The three segments of the Company are defined as the Domestic Ball and Roller Segment, the NN Europe Segment, and the Plastic and Rubber Components Segment. The Domestic Ball and Roller Segment is comprised of two manufacturing facilities in the eastern United States. Additionally, costs related to our start-up operation in China and corporate office costs are included in the Domestic Ball & Roller Segment. The NN Europe Segment is comprised of manufacturing facilities located in Europe, namely, Kilkenny, Ireland; Eltmann, Germany; Pinerolo, Italy; Veenendaal, The Netherlands; and Kysucke Nove Mesto, Slovakia. All of the facilities in the Domestic Ball and Roller and NN Europe Segments are engaged in the production of precision balls, rollers, and metal retainers and automotive specialty products used primarily in the bearing industry. The Plastic and Rubber Components Segment is comprised of four facilities: two located in Lubbock, Texas, which represents the IMC business acquired in July 1999, and two facilities located in Danielson, Connecticut, which represents the Delta Rubber business acquired in February 2001. These facilities are engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation and fiber optic markets and precision rubber bearing seals for the bearing, automotive, industrial, agricultural, and aerospace markets.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from operations after income taxes. The Company accounts for inter-segment sales and transfers at current market prices. During 2005, the NN Europe segment sold approximately $684 in semi-finished goods to the China start-up operation and the US Ball and Roller segment sold $166 of finished balls to the NN Europe segment. These sales and any resulting profit in inventory were eliminated as part of the consolidation process. The Company did not have any material inter-segment transactions during 2004 or 2003.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

	December 31, 2005			December 31, 2004			December 31, 2003
	Domestic Ball and Roller Segment	NN Europe Segment	Plastic and Rubber Components Segment	Domestic Ball and Roller Segment	NN Europe Segment	Plastic and Rubber Components Segment	Domestic Ball and Roller Segment	NN Europe Segment	Plastic and Rubber Components Segment
Net sales	$66,088	$197,397	$57,902	$58,435	193,930	$51,724	$55,437	$147,127	$50,898
Interest expense	2,226	585	966	1,639	1,423	967	908	1,401	1,083
Depreciation & amortization	3,572	10,278	2,481	3,662	9,893	2,578	3,610	7,546	2,535
Income tax expense (benefit)	1,351	7,426	975	1,143	4,546	(1,600)	2,117	4,858	(1,249)
Segment profit (loss)	1,275	12,064	1,673	(1,930)	7,308	1,724	2,003	7,492	683
Segment assets	57,638	156,276	55,741	50,142	177,951	60,249	55,420	154,889	57,590
Expenditures for long- lived assets	5,942	10,061	726	3,238	8,021	903	2,948	5,609	2,872

Sales to external customers and long-lived assets utilized by the Company were concentrated in the following geographical regions:

	December 31, 2005		December 31, 2004		December 31, 2003
	Sales	Long-lived assets	Sales	Long-lived assets	Sales	Long-lived assets

United States	$77,763	$31,821	$74,228	$ 34,945	$ 67,756	$ 36,523
Europe	185,786	81,348	181,224	96,224	134,914	92,473
Asia	19,689	5,660	18,763	--	17,512	--
Canada	8,835	--	9,040	--	10,727	--
Mexico/S.America	23,049	--	15,642	--	13,435	--
Other export	6,265	--	5,192	--	9,118	--
All foreign countries	243,624	87,008	229,861	96,224	185,706	92,473

Total	$ 321,387	$ 118,829	$ 304,089	$ 131,169	$ 253,462	$ 128,996

For the years ended December 31, 2005, 2004 and 2003, sales to SKF amounted to $151,175, $145,534, and $107,484, respectively, or 47.0% ,47.9%, and 42.4%, of consolidated revenues, respectively. For the years ended December 31, 2005, 2004 and 2003, sales to Schaeffler Group (INA) amounted to $41,399, $41,693, and $40,110 respectively or 12.9%, 13.7%, and 15.8% of consolidated revenues, respectively. For the years ended December 31, 2005, 2004, and 2003, sales to various divisions of The Timken Co. amounted to $20,376, $17,148, and $10,736 or 6.3%, 5.6%, and 4.2% of consolidated revenues respectively. None of the Company’s other customers accounted for more than 5% of our net sales in 2005, 2004 or 2003. SKF was the only customer with an Accounts Receivable concentration in excess of 10%. This outstanding balance as of December 31, 2005 & 2004 was $16,151 and $21,458 respectively.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

The Schaeffler Group (INA) and SKF agreements for precision steel balls expire on June 30, 2006 and July 31, 2006, respectively. Schaeffler Group (INA) has decided to in-source approximately $12 million of annual business to their internal ball manufacturing facility in Germany. This represents approximately 30% of the existing Schaeffler Group (INA) business. We are in the process of negotiating a long term supply agreement with Schaeffler Group (INA) for remaining business. In addition, we are in process of negotiating a new long term agreement with SKF to replace the one for precision balls that expires July 31, 2006. SKF has informally agreed in principle to carry the current agreement through to December 31, 2006.

13)	Income Taxes

Income before provision for income taxes for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Year ended December 31,
	2005	2004	2003

Income before provision for income taxes:
United States	$6,227	$(182)	$3,711
Foreign	18,537	11,373	12,868
Total	$24,764	$11,191	$16,579

Total income tax expense (benefit) for the years ended December 31, 2005, 2004, and 2003 were as follows:

	Year ended December 31,
	2005	2004	2003

Current:
U.S. Federal	$2,815	$(2,785)	$(388)
State	(78)	88	(3)
Non-U.S.	7,689	3,532	2,229
Total current expense	$10,426	$835	$1,838

Deferred:
U.S. Federal	$(609)	$2,285	$1,272
State	303	(46)	(13)
Non-U.S.	(368)	1,015	2,629

Total deferred expense (income)	(674)	3,254	3,888

Total expense	$9,752	$4,089	$5,726

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

A reconciliation of taxes based on the U.S. federal statutory rate of 34% for the years ended December 31, 2005, 2004, and 2003 is summarized as follows:

	Year ended December 31,
	2005	2004	2003

Income taxes at the federal statutory rate	$8,420	$3,805	$5,637
State income taxes, net of federal benefit	225	42	(15)
Non-US earnings taxed at different rates	1,019	562	483
Other, net	88	(320)	(379)

	$9,752	$4,089	$5,726

The tax effects of the temporary differences are as follows:

	Year ended December 31,
	2005	2004

Deferred income tax liability
Tax in excess of book depreciation	$11,723	$12,793
Duty drawback receivable	70	69
Goodwill	5,109	3,372
Flow through loss from pass through entity	729	719
Allowance for Bad Debts	5	--
Other deferred tax liabilities	351	904

Gross deferred income tax liability	17,987	17,857

Deferred income tax assets
Inventories	557	646
Allowance for bad debts	--	130
Pension/Personnel accruals	1,014	643
Other working capital accruals	--	30
NN Europe net operating loss carry forward	1,188	1,104
Foreign Tax Credits	460	--
Other deferred tax assets	366	228
Gross deferred income tax assets	3,585	2,781

Net deferred income tax liability	$14,402	$15,076

The NN Europe net operating loss carry forwards are composed of net operating losses in Germany and Slovakia.  According to German law, there are not any time limitations on carrying forward the $4,100 in net operating losses of our German subsidiary.  Slovakian net operating losses of $62, $910, and $1,110 expire in 2008, 2009, and 2010, respectively.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

Although realization of deferred tax assets is not assured, management believes that it is more likely than not that all of the deferred tax assets will be realized. However, the amount of the deferred tax assets considered realizable could be reduced based on changing conditions.

The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries. The Company expects to reinvest these undistributed earnings indefinitely and does not expect such earnings to become subject to U.S. taxation in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments. It is not practicable to determine the U.S. income tax liability, if any, that would be payable if such earnings, were not reinvested indefinitely.

As of December 31, 2005, the Company has not provided taxes on unremitted foreign earnings from certain foreign affiliates that are intended to be indefinitely reinvested in finance operations and expansion outside the United States. If such earnings were distributed beyond the amount for which taxes have been provided, foreign tax credits would substantially offset any incremental U.S. tax liability.

14)	Reconciliation of Net Income Per Share

	Year ended December 31,
	2005	2004	2003

Net income	$15,012	$7,102	$10,178

Weighted average shares outstanding	17,004	16,728	15,973
Effective of dilutive stock options	189	423	406

Dilutive shares outstanding	17,193	17,151	16,379

Basic net income per share	$0.88	$0.42	$0.64

Diluted net income per share	$0.87	$0.41	$0.62

Excluded from the shares outstanding for the years ended December 31, 2005, and 2004 were 344 and 394 anti-dilutive options, respectively, which had an exercise price of $12.62 per share during 2005 and 2004. No shares were excluded from shares outstanding for the year ended December 31, 2003.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

15)	Commitments and Contingencies

The Company has operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates. Rent expense for 2005, 2004 and 2003 was $2,422, $3,203, and $2,359, respectively. The following is a schedule by year of future minimum lease payments as of December 31, 2005 under operating leases that have initial or remaining noncancelable lease terms in excess of one year.

Year ended December 31,

2006	$2,093
2007	1,843
2008	1,551
2009	1,469
2010	1,420
Thereafter	11,748

Total minimum lease payments	$20,124

The Kilkenny operation of the NN Europe Segment has received certain grants from the Ireland government. These grants are based upon the Kilkenny, Ireland facility hiring and retention of certain employment levels by the measurement date. At December 31, 2005, actual employment levels are less than those required by certain grant covenants. During 2003, the grant agreement measurement date was amended to extend the measurement date. The Company anticipates that, if necessary, the grant agreement measurement date and /or employment level thresholds would again be adjusted. Effects of this not occurring are estimated not to be material to the consolidated financial statements. As of December 31, 2005 and 2004 the grant obligation is recorded as a component of other non-current liabilities in the amount of $423 and $559, respectively.

The NN Europe Segment has a supply contract with Ascometal France (“Ascometal”) for the purchase of steel. The contract terms specify that Ascometal provide NN Europe 85%, 85% and 90% of its steel requirements for the years ended December 31, 2005, 2004 and 2003, respectively. The contract, among other things, stipulates that Ascometal achieve certain performance targets related to quality, reliability and service. The contract provisions include annual price adjustments based upon published indexes in addition to annual productivity improvement factor multiples. In 2005, NN Europe purchased approximately $34,114 under the terms of this contract. The estimated commitment for 2006 is $36,661. The contract expired December 31, 2005; however, it was automatically renewed for a one year period until December 31, 2006. Under this one year contract, NN Europe committed to buy 70% of its raw steel purchases. The contract is automatically renewed for one year periods thereafter unless notice is provided by either NN Europe or Ascometal.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

16) Quarterly Results of Operations (Unaudited)

The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004.

Year ended December 31, 2005

	March 31	June 30	Sept. 30	Dec. 31

Net sales	$86,715	$83,787	$74,998	$75,887
Income from operations	7,387	6,353	5,643	8,505
Net income	4,023	3,312	2,557	5,120
Basic net income per share	0.24	0.20	0.15	0.30
Dilutive net income per share	0.23	0.19	0.15	0.30
Weighted average shares outstanding:
Basic number of shares	16,889	16,971	17,191	17,206
Effect of dilutive stock options	372	357	331	141

Diluted number of shares	17,261	17,328	17,522	17,347

	Year ended December 31, 2004

	March 31	June 30	Sept. 30	Dec. 31

Net sales	$77,632	$75,265	$72,917	$78,275
Income from operations	6,108	4,304	4,510	(555)
Net income	3,218	1,986	2,152	(254)
Basic net income per share	0.19	0.12	0.13	(0.02)
Dilutive net income per share	0.19	0.12	0.13	(0.01)
Weighted average shares outstanding:
Basic number of shares	16,712	16,721	16,767	16,773
Effect of dilutive stock options	477	456	368	453

Diluted number of shares	17,189	17,177	17,135	17,226

Fourth quarter results in 2005 include a pre-tax gain on the sale of excess land at our Veenendaal, The Netherlands facility of $432. This transaction resulted in a after-tax gain of approximately $295.

Fourth quarter results in 2004 include a pre-tax charge of $2,290 ($1,420 after-tax) related to severance costs and other related charges resulting from a reduction in staffing at the Company’s Eltmann, Germany ball production facility. Additionally, fourth quarter results include a loss on disposal of assets of $856 ($548 after-tax) related to the sale of the Company’s Walterboro, South Carolina land and building assets. These charges have been recorded as components of income from operations.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(In thousands, except per share data)

17)	Fair Value of Financial Instruments

Management believes the fair value of financial instruments approximate their carrying value due to the short maturity of these instruments or in the case of the Company’s notes receivable and variable rate debt, due to the variable interest rates. The fair value of the Company’s fixed rate long-term borrowings are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The interest rate swap is carried in the books at its fair value.

The carrying amounts and fair values of the Company’s long-term debt and derivative financial instrument are as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Variable rate long-term debt	$17,900	$17,900	$34,670	$34,670
Fixed rate long-term debt	40,000	38,739	40,000	40,421
Interest rate swap agreement	22	22	167	167

18)	Accumulated Other Comprehensive Income

At December 31, 2005 and 2004, the Company has included in accumulated other comprehensive income unrealized income due to foreign currency translation of $4,121 and $15,944. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations. Also included in accumulated other comprehensive income as of December 31, 2005, and 2004 was additional minimum pension liability cost, net of tax of $724 and $144, respectively, and unrealized holding gain on securities net of tax of $0 and $73, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, and internal control over financial reporting as such term is defined under Rule l3a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005, the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting

The management of NN, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's internal control over financial reporting was conducted based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation under the framework in Internal Control- Integrated Framework issued by the COSO, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2005

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None

Part III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item of Form 10-K concerning the Company's directors is contained in the sections entitled "Information about the Directors" and "Beneficial Ownership of Common Stock" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

Code of Ethics. Our Code of Ethics (the “Code”) was approved by our Board on November 6, 2003. The Code is applicable to all officers, directors and employees. The Code is posted on our website at http://www.nnbr.com. We will satisfy any disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a report on Form 8-K.

Item 11.	Executive Compensation

The information required by Item 402 of Regulation S-K is contained in the sections entitled "Information about the Directors -- Compensation of Directors" and "Executive Compensation" of the Company's definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is contained in the section entitled "Beneficial Ownership of Common Stock" of the Company's definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

Information required by Item 201 (d) of Regulations S-K concerning the Company’s equity compensation plans is set forth in the table below:

Table of Equity Compensation Plan Information

In thousands

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted -average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,403	$9.56	980
Equity compensation plans not approved by security holders	--	--	--
Total	1,403	$9.56	980

Item 13.  Certain Relationships and Related Transactions

None.

Item 14.	Principal Accounting Fees and Services

Information required by this item of Form 10-K concerning the Company’s Accounting’ Fees and Services is contained in the section entitled “Fees Paid to Independent Registered Public Accounting Firm” of the Company’s definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

 Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)    List of Documents Filed as Part of this Report

1.   Financial Statements
  The financial statements of the Company filed as part of this Annual Report on Form 10-K begins on the following pages hereof:

2. Financial Statement Schedules

Not applicable.

3. See Index to Exhibits (attached hereto)

(b) Exhibits: See Index to Exhibits (attached hereto).

The Company will provide without charge to any person, upon the written request of such person, a copy of any of the Exhibits to this Form 10-K.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2006                        By: /S/ RODERICK R. BATY______
                Roderick R. Baty
                Chairman of the Board,
                Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date
/s/ RODERICK R. BATY	Chairman of the Board, Chief Executive Officer and President	March 15, 2006
Roderick R. Baty

/s/ JAMES H. DORTON	Vice President-Corporate Development and Chief Financial Officer	March 15, 2006
James H. Dorton

/s/ WILLIAM C. KELLY, JR.	Vice President-Chief Administrative Officer, Secretary and Treasurer	March 15, 2006
William C. Kelly, Jr.

/s/ G. RONALD MORRIS	Director	March 15, 2006
G. Ronald Morris

/s/ MICHAEL E. WERNER	Director	March 15, 2006
Michael E. Werner

/s/ STEVEN T. WARSHAW	Director	March 15, 2006
Steven T. Warshaw

/s/RICHARD G. FANELLI	Director	March 15, 2006
Richard G. Fanelli

/s/ ROBERT M. AIKEN, JR.	Director	March 15, 2006
Robert M. Aiken, Jr.

Index to Exhibits

2.1
Asset Purchase Agreement dated April 14, 2003 among SKF Holding Maatschappij Holland B.V., SKF B.V., NN, Inc. and NN Netherlands B.V. (incorporated by reference to Exhibit 2.1 of Form 8-K filed on May 16, 2003).

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002)

3.2	Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002)

4.1
The specimen stock certificate representing the Company’s Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002)

4.2	Article IV, Article V (Sections 3 through 6), Article VI (Section 2) and Article VII (Sections 1 and 3) of the Restated Certificate of Incorporation of the Company (included in Exhibit 3.1)

4.3	Article II (Sections 7 and 12), Article III (Sections 2 and 15) and Article VI of the Restated By-Laws of the Company (included in Exhibit 3.2)

10.1
NN, Inc. Stock Incentive Plan and Form of Incentive Stock Option Agreement pursuant to the Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-89950 on Form S-3/A filed July 15, 2002)*

10.2	Amendment No. 1 to the NN, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement No. 333-50934 on Form S-8 filed on November 30, 2000)*

10.3	Amendment No. 2 to the NN, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement No. 333-69588 on Form S-8 filed on September 18, 2001)*

10.4
Form of Non-Competition and Confidentiality Agreement for Executive Officers of the Company (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement No. 333-89950 on Form S-3/A filed July 15, 2002)*

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-89950 on Form S-3/A filed July 15, 2002)

10.6
Form of Stock Option Agreement, dated December 7, 1998, between the Company and the non-employee directors of the Company (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed March 31, 1999)*

10.7	Elective Deferred Compensation Plan, dated February 26, 1999 (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed March 31, 1999)*

10.8	Employment Agreement, dated August 1, 1997, between the Company and Roderick R. Baty (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q filed November 14, 1997)*

10.9
Amendment No. 1 to Employment Agreement between the Company and Roderick R. Baty, dated January 21, 2002 (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed March 29, 2002)*

10.10
Change of Control and Noncompetition Agreement dated January 21, 2002 between the Company and Roderick R. Baty (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed March 29, 2002)*

10.11	Employment Agreement, dated May 7, 1998, between the Company and Frank T. Gentry (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed March 31, 1999)*

10.12
Amendment No. 1 to Employment Agreement between the Company and Frank T. Gentry, dated January 21, 2002 (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed March 29, 2002)*

10.13
Change of Control and Noncompetition Agreement dated January 21, 2002 between the Company and Frank T. Gentry (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed March 29, 2002)*

10.14	Employment Agreement, dated January 21, 2002, between the Company and Robert R. Sams (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed March 29, 2002)*

10.15
Change of Control and Noncompetition Agreement dated January 21, 2002 between the Company and Robert R. Sams (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed March 29, 2002)*

10.16
Employment Agreement dated January 21, 2002, between the Company and William C. Kelly, Jr. (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed March 29, 2002)*

10.17
Change of Control and Noncompetition Agreement, dated January 21, 2002, between the Company and William C. Kelly, Jr. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed March 29, 2002)*

10.18
NN Euroball, ApS Shareholder Agreement dated April 6, 2000 among NN, Inc., AB SKF and FAG Kugelfischer Georg Shafer AG (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed March 29, 2002)

10.19
Frame Supply Agreement between Euroball S.p.A., Kugelfertigung Eltmann GmbH, NN Euroball Ireland Ltd. and Ascometal effective January 1, 2002 (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission," as indicated throughout the document with an asterisk in brackets ([*])) (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed March 31, 2003)

10.23
Amendment No. 3 to NN, Inc. Stock Incentive Plan as ratified by the shareholders on May 15, 2003 amending the Plan to permit the issuance of awards under the Plan to directors of the Company (incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2003)*

10.24
Credit Agreement dated as of May 1, 2003 among NN, Inc., and NN Euroball as the Borrowers, the Subsidiaries as Guarantors, the Lenders as identifies therein, AmSouth Bank as Administrative Agent, and SunTrust Bank as Documentation Agent and Euro Loan Agent (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2003)

10.25
Supply Agreement between NN Euroball ApS and AB SKF dated April 6, 2000. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, “Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission, “ as indicated throughout the document with a n asterisk in brackets([*]) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2003)

10.26
Global Supply Agreement among NN, Inc., NN Netherlands B.V. and SKF Holding Maatschappij Holland B.V. dated April 14, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, “Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission, “ as indicated throughout the document with a n asterisk in brackets([*])(incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2003)

10.27
Amendment No. 4 dated November 12, 2004, to the Credit Agreement dated May 1, 2003, among NN, Inc. and NN Europe ApS as the Borrowers, the subsidiaries as Guarantors, the Lenders as identified therein, AmSouth Bank as Administrative Agent and SunTrust Bank as Documentation Agent and Euro Loan Agent.(incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed March 16, 2005)

10.28
Note Purchase Agreement dated April 22, 2004 among NN, Inc. as the Borrower and its Subsidiary Guarantors and the Prudential Insurance Company of America as Agent for the Purchase. (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed March 16, 2005)

10.29
Amendment No. 5 dated March 2005, to the Credit Agreement dated May 1, 2003, among NN, Inc. and NN Europe APS as the Borrowers, the subsidiaries as Guarantors, the Lenders as identified therein, AmSouth Bank as Administrative Agent and SunTrust Bank as Documentation Agent and Euro Loan Agent.(incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2005)

10.30
Amendment No. 6 dated October 3, 2005, to the Credit Agreement dates May 1, 2003, among NN, Inc. and NN Europe APS as the Borrowers, the subsidiaries as Guarantors, the Lenders as identified therein, AmSouth Bank as Administrative Agent and SunTrust Bank as Documentation Agent and Euro Loan Agent.

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