Form 10-Q
period 2006-03-31
NN INC
filed 2006-05-10
CIK 918541

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 8, 2006 there were 17,235,947 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

NN, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(Thousands of Dollars, Except Per Share Data)	2006 (Unaudited)	2005
Net sales	$ 86,017	$ 86,715
Cost of products sold (exclusive of depreciation shown separately below)	65,999	67,666
Selling, general and administrative	7,681	7,484
Depreciation and amortization	4,162	4,174
(Gain) Loss on disposal of assets	(730)	4
Income from operations	8,905	7,387

Interest expense, net	986	984
Other income, net	(209)	(171)
Income before provision for income taxes	8,128	6,574
Provision for income taxes	2,866	2,551
Net income	5,262	4,023

Other comprehensive income (loss):
Unrealized holding loss on securities, net of tax	--	(73)
Foreign currency translation gain (loss)	2,230	(4,070)
Comprehensive income (loss)	$7,492	$ (120)

Basic income per common share:	$ 0.31	$ 0.24

Weighted average shares outstanding	17,152	16,889

Diluted income per common share:	$ 0.30	$ 0.23

Weighted average shares outstanding	17,376	17,261

Cash dividends per common share	$ 0.08	$ 0.08

See accompanying notes.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$ 7,537	$ 10,856
Accounts receivable, net	59,881	47,297
Inventories, net	36,770	38,096
Income tax receivable	537	1,237
Other current assets	10,596	8,464
Total current assets	115,321	105,950

Property, plant and equipment, net	117,605	118,829
Goodwill, net	42,090	41,648
Other assets	2,084	3,228
Total assets	$ 277,100	$ 269,655

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 40,884	$ 41,660
Accrued salaries and wages	12,062	12,407
Income taxes	4,480	2,093
Current maturities of long-term debt	1,509	4,668
Other current liabilities	6,596	4,011
Total current liabilities	65,531	64,839

Non-current deferred tax liability	15,337	15,128
Long-term debt	57,900	57,900
Accrued pension and other	16,175	15,714
Total liabilities	154,943	153,581

Total stockholders’ equity	122,157	116,074

Total liabilities and stockholders’ equity	$ 277,100	$ 269,655

See accompanying notes.

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock
(Thousands of Dollars and Shares)	Number Of Shares	Par value	Additional paid in capital	Additional paid in capital unearned compen-sation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2005	16,777	$ 168	$ 53,423	$ --	$ 45,676	$ 15,873	$ 115,140
Shares issued	134	2	988	--	--	--	990
Net income	--	--	--	--	4,023	--	4,023
Dividends declared	--	--	--	--	(1,351)	--	(1,351)
Foreign exchange translation loss	--	--	--	--	--	(4,070)	(4,070)
Write-off of unrealized holding gain on securities	--	--	--	--	--	(73)	(73)
Balance, March 31, 2005	16,911	$ 170	$ 54,411	$ --	$ 48,348	$ 11,730	$ 114,659

Balance, January 1, 2006	17,206	$ 172	$ 57,754	($467)	$ 55,218	$ 3,397	$ 116,074
Reclassification of unearned compensation	--	--	(467)	467	--	--	--
Shares issued	12		103	--	--	--	103
Repurchase of outstanding shares	(20)	--	(246)	--	--	--	(246)
Elimination of variable stock option liability	--	--	8	--	--	--	8
Net income	--	--	--	--	5,262	--	5,262
Amortization of restricted stock award	--	--	103	--	--	--	103
Dividends declared	--	--	--	--	(1,377)	--	(1,377)
Foreign exchange translation gain	--	--	--	--	--	2,230	2,230
Balance, March 31, 2006	17,198	$ 172	$ 57,255	$ --	$ 59,103	$ 5,627	$ 122,157

See accompanying notes.

NN, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(Thousands of Dollars)	March 31,
Operating Activities:	2006	2005
Net income	$ 5,262	$ 4,023
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,162	4,174
Amortization of debt issue costs	64	59
(Gain) Loss on disposal of property, plant and equipment	(730)	4
Compensation expense from issuance of restricted stock	103	--
Compensation benefit from variable stock accounting	--	(95)
Changes in operating assets and liabilities:
Accounts receivable	(11,938)	(9,990)
Inventories	1,769	417
Other assets	(1,318)	(2,684)
Accounts payable	(3,640)	(1,600)
Other liabilities	3,094	1,181
Net cash by used by operating activities	(3,172)	(4,511)

Investing Activities:
Acquisition of property, plant, and equipment	(1,869)	(832)
Proceeds from disposals of property, plant and equipment	2,830	--
Net cash provided by (used by) investing activities	961	(832)

Financing Activities:
Increase in cash from book overdraft	2,157	--
Repayment of long-term debt	(4,738)	(1,289)
Repayment of short-term debt	(8,398)	--
Proceeds from short-term debt	9,907	--
Principal payment on capital lease	(8)	--
Repurchase of common stock	(246)	--
Proceeds from issuance of stock, excluding tax benefit	87	990
Net cash used by financing activities	(1,239)	(299)

Effect of exchange rate changes on cash and cash equivalents	131	(685)

Net Change in Cash and Cash Equivalents	(3,319)	(6,327)
Cash and Cash Equivalents at Beginning of Period	10,856	10,772
Cash and Cash Equivalents at End of Period	$ 7,537	$ 4,445

See accompanying notes.

NN, Inc.
Notes to Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the “Company”) have not been audited, except that the balance sheet at December 31, 2005 is derived from the Company’s consolidated audited financial statements. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 2006 and 2005, the Company’s financial position at March 31, 2006 and December 31, 2005, and the cash flows for the three month periods ended March 31, 2006 and 2005. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair presentation of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited, condensed, consolidated and unaudited, consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent annual report on Form 10-K for the year ended December 31, 2005 which we filed with the Securities and Exchange Commission on March 16, 2006.

The results for the first quarter of 2006 are not necessarily indicative of results for the year ending December 31, 2006 or any other future results.

Note 2.  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$ 9,332	$ 10,153
Work in process	6,197	5,845
Finished goods	22,568	23,587
Less inventory reserves	(1,327)	(1,489)
	$ 36,770	$ 38,096

Inventories on consignment at customer locations as of March 31, 2006 and December 31, 2005 totaled $5,068 and $4,669, respectively.

Note 3.  Net Income Per Share
	Three months ended March 31,
(Thousands of Dollars, Except Share and Per Share Data)	2006	2005

Net income	$ 5,262	$ 4,023

Weighted average basic shares	17,151,957	16,888,524
Effect of dilutive stock options	223,634	372,260
Weighted average dilutive shares outstanding	17,375,591	17,260,784

Basic net income per share	$ 0.31	$ 0.24
Diluted net income per share	$ 0.30	$ 0.23

NN, Inc.
Notes to Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)
Excluded from the shares outstanding for the period ended March 31, 2005 were 357,000 anti-dilutive options which had exercise prices of $12.62. There were no anti-dilutive options in the three month period ended March 31, 2006.

Note 4.  Segment Information

During 2006 and 2005, our reportable segments are based on differences in product lines and geographic locations and are divided among Domestic Ball and Roller, European operations (“NN Europe”) and Plastic and Rubber Components. The Domestic Ball and Roller Segment is comprised of two manufacturing facilities in the eastern United States. Additionally, costs related to our start-up operation in China and corporate office cost are included in the Domestic Ball and Roller Segment. The NN Europe Segment is comprised of precision ball, roller and metal cage manufacturing facilities located in Kilkenny, Ireland; Eltmann, Germany; Pinerolo, Italy; Kysucke Nove Mesto, Slovakia; and Veenendaal, The Netherlands (“Veenendaal”). All of the facilities in the Domestic Ball and Roller Segment are engaged in the production of precision balls and rollers used primarily in the bearing industry. All of the facilities in the NN Europe Segment are engaged in the production of precision balls used primarily in the bearing industry, except for Veenendaal which is engaged in the production of tapered rollers and cages for use primarily in the bearing industry. The Plastic and Rubber Components Segment is comprised of the Industrial Molding Corporation (“IMC”) business, located in Lubbock, Texas and The Delta Rubber Company (“Delta”) business, located in Danielson, Connecticut. IMC is engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, and fiber optic markets. Delta is engaged principally in the production of engineered bearing seals used principally in automotive, industrial, agricultural, mining and aerospace applications.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We evaluate segment performance based on profit or loss from operations before income taxes. We account for inter-segment sales and transfers at current market prices. We did not have any material inter-segment transactions during the three month period ended March 31, 2005. For the period ended March 31, 2006, we had inter-segment sales of $312 which were eliminated in consolidation and from the segment financials shown below.

	Three Months Ended March 31,
	2006			2005
	Domestic Ball & Roller	NN Europe Segment	Plastic and Rubber Components	Domestic Ball & Roller	NN Europe Segment	Plastic and Rubber Components
Revenues from external customers	$ 19,764	$ 51,576	$ 14,677	$ 15,927	$ 55,937	$ 14,851
Pretax profit	688	5,991	1,449	1,322	4,550	702
Assets	61,648	159,829	55,623	52,250	171,380	60,954

Note 5.      Recent Investing Activity

Our wholly-owned subsidiary in China, NN Precision Bearing Products Company, LTD, (“NN Asia”) started full operations in the first quarter of 2006. The costs incurred as a result of the start-up for the three month period ended March 31, 2005 of approximately $0.2 million were classified as selling, general and administrative expense.

On October 7, 2005, we entered into an agreement with SNR Roulements (“SNR”) to purchase all of SNR’s internal precision ball producing equipment for approximately 5,000 Euros ($6,000). As part of the agreement, we entered into a five year supply agreement to provide SNR with an additional $9,000 of annual ball requirements. Approximately $2,100 was paid in 2005 and $3,900 is expected to be paid during 2006 to complete the equipment purchase. During the first quarter of 2006, the Company did not acquire any SNR equipment. As of March 31, 2006, $1,636 is recorded in tangible fixed assets and $484 in intangible assets relating to this transaction.

NN, Inc.
Notes to Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)
Note 6.  Pensions

We have a defined benefit pension plan covering the employees at our Eltmann, Germany facility. The benefits are based on the expected years of service including the rate of compensation increase. The plan is unfunded. There were no prior service costs recognized in the three-months ended March 31, 2006 and 2005.

Components of Net Periodic Pension Cost:

	Three months ended March 31,
	2006	2005
Service cost	$ 25	$ 27 25
Interest cost	62	60
Amortization of net gain	12	--
Net periodic pension cost	$ 99	$ 87

We expect to contribute approximately $336 to the Eltmann, Germany pension plan in 2006. As of March 31, 2006, approximately $84 of contributions had been made.

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan covering our Pinerolo, Italy employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment. The table below summarizes the changes to the severance indemnity at March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
January 1	$ (6,644)	$(7,503)
Amounts accrued	(256)	(263)
Payments	119	177
Exchange and other	(169)	328
March 31	$ (6,950)	$ (7,261)

Note 7.  New Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to expense the value of employee stock options and similar awards and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods. SFAS No. 123R is effective for annual periods beginning after June 15, 2005 and applies to all outstanding and unvested share-based payment awards. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). We adopted SFAS 123(R) effective January 1, 2006. See Note 11 Stock Compensation.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 effective January 1, 2006.  SFAS No. 151 has not had a material impact on our financial statements.

NN, Inc.
Notes to Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)
Note 8.  Long-Term Debt and Short-Term Debt

Long-term debt at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005
Borrowings under our $30,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (5.00% at March 31, 2006) plus an applicable margin of 1.25 to 2.0, expiring on June 30, 2007	$ 19,409	$ 17,900

Borrowings under our 26,300 Euro term loan expiring on May 1, 2008, bearing interest at a floating rate equal to Euro LIBOR (2.817% at March 31, 2006) plus an applicable margin of 1.25 to 2.0 payable in quarterly installments of Euro 1,314 beginning July 1, 2003 through April 1, 2008	--	4,668

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014. Annual principal payments of $5,714 begin on April 26, 2008 and extend through the date of maturity.	40,000	40,000

Total long-term debt	59,409	62,568

Less current maturities of long-term debt	1,509	4,668

Long-term debt, excluding current maturities of long-term debt	$ 57,900	$ 57,900

The $1,509 classified as current portion of long-term debt at March 31, 2006 are short-term borrowings under the revolving credit facility that are associated with a lockbox arrangement, resulting in this portion being classified as current.  There were no amounts outstanding under this portion of the revolving credit facility at December 31, 2005. The $4,668 under the Euro term loan classified as current portion of long-term debt at December 31, 2005 was repaid in the first quarter of 2006.

The borrowings under the 26,300 Euro term loan have all been repaid as of March 31, 2006. We were in compliance with all covenants related to the $90 million credit facility and the $40 million senior notes as of March 31, 2006.

NN, Inc.
Notes to Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)
The fair value of our fixed rate long-term borrowing is estimated using discounted cash flow analysis based on our incremental borrowing rates for similar types of borrowing arrangements. We estimate the fair value of the $40 million notes to be $38,014 and $38,739 at March 31, 2006 and December 31, 2005, respectively.

Note 9.   Goodwill

The changes in the carrying amount of goodwill for the three month period ended March 31, 2006 and the twelve month period ended December 31, 2005 are as follows:

Plastic and Rubber Components Segment		NN Europe Segment	Total
Balance as of January 1, 2005	$ 25,755	$ 18,702	$ 44,457
Currency impacts	--	(2,809)	(2,809)
Balance as of December 31, 2005	$ 25,755	$ 15,893	$ 41,648

Balance as of January 1, 2006	$ 25,755	$ 15,893	$ 41,648
Currency impacts	--	442	442
Balance as of March 31, 2006	$ 25,755	$ 16,335	$ 42,090

Note 10.   Stock Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion ("APB") No. 25 “Accounting for Stock Issued to Employees” and amends SFAS No. 95 “Statement of Cash Flows.” Prior to adoption of  SFAS No. 123(R), the Company followed the disclosure-only requirements of SFAS No. 123 and continued to account for stock compensation under the requirements of APB No. 25.

The Company adopted SFAS No. 123(R) using the modified prospective method that requires compensation expense of all employee and non-employee director share-based compensation awards be recognized in the financial statements based upon their fair value over the requisite service or vesting period for all new awards granted after the effective date and for all awards granted prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Under the requirements of APB No. 25, the Company was required to recognize compensation cost only for stock option awards granted at a price lower than the market stock price at the date of grant. Effective with adoption of SFAS No. 123(R), compensation expense related to stock option awards are recognized in the financial statements at the fair value of the award. The Company accounts for restricted share awards by recognizing the fair value of the awarded stock at the grant date as compensation expense ratably over the vesting period, less anticipated forfeitures.

NN, Inc.
Notes to Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)
In accordance with implementation requirements of SFAS No. 123(R) under the modified prospective method, the Company did not restate prior fiscal periods and is required to continue the same disclosure only requirements of SFAS No. 123 for comparative purposes until all periods reported are comparable on the same basis. The following table illustrates the effect on net earnings and earnings per share as formerly provided under SFAS No. 123:

Three months ended March 31, 2005
Net income - as reported	$ 4,023
Stock based compensation income, net of income tax, included in net income as reported	(61)
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	(251)
Net income - pro-forma	$ 3,711

Basic earnings per share - as reported	$ 0.24
Stock based compensation income, net of income tax, included in net income as reported	--
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	(0.01)
Basic earnings per share - pro-forma	$ 0.23

Earnings per share-assuming dilution - as reported	$ 0.23

Stock based compensation income, net of income tax, included in net income as reported	--
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	(0.01)
Earnings per share - assuming dilution-pro-forma	$ 0.22

In the first quarter 2006, approximately $103 of compensation expense was recognized in selling, general and administrative expense for all share-based awards. The cost recognized was related to the restricted stock awards. No compensation expense was recognized related to stock options in the first quarter of 2006, as there were not any new stock option awards and all existing stock options were fully vested as of December 31, 2005. The impact on net income of all stock compensation expense in the first quarter of 2006 was approximately $66, net of tax benefits of $37.

Stock Option Awards

Option awards are typically granted to non-employee directors and key employees on an annual basis.  A single option grant is typically awarded to eligible employees in the third quarter of each year if and when granted by the Compensation Committee of the Board of Directors and occasional individual grants are awarded to eligible employees throughout the year.  All employee and non-employee directors are awarded options at an exercise price equal to the closing price of the Company's stock on the date of grant. The term life of options is ten years with vesting periods of generally three years. Actual vesting usually occurs ratably or at the end of the vesting period. The fair value of options cannot be determined by market value as our options are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes model which relies on certain assumptions to estimate an option's fair value. As the Company did not grant any options in the first quarter of 2006, the assumptions relevant to options granted in the first quarter 2005 are identified in the table below:

NN, Inc.
Notes to Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Term	-	Vesting period
Risk free interest rate	-	4.00%
Dividend yield	-	2.60%
Volatility	-	48.38%
Expected forfeitures rate	-	5%

The volatility rate is derived from actual Company common stock volatility over the same time period as the expected term. The volatility rate is derived by mathematical formula utilizing daily closing price data.

The expected dividend yield is derived by mathematical formula which uses the expected Company annual dividends over the expected term divided by the fair market value of the Company's common stock at the grant date.

The average risk-free interest rate is derived from United States Department of Treasury published interest rates of daily yield curves for the same time period as the expected term.

Prior to adoption of SFAS No. 123(R), the Company estimated forfeitures at a standard 5% and recognized them as they occurred for pro forma disclosure of share-based compensation expense. With adoption of SFAS No. 123(R), the company will estimate the forfeiture rate based on detailed statistical analysis of prior forfeitures.

The following table provides a reconciliation of option activity through the end of the first quarter 2006:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	1,403	$ 9.56
Granted	--	--
Exercised	(12)	7.24
Forfeited or expired	--	--
Outstanding at March 31, 2006	1,391	$ 9.58	6.4	$ 4,632 (1)
Exercisable at March 31, 2006	1,391	$ 9.58	6.4	$ 4,632 (1)

(1) Intrinsic value is the amount by which the market price of the stock or the market price at the exercise date underlying the option exceeds the exercise price of the option.

 At December 31, 2005, all options were fully vested and there was no compensation cost incurred from existing options. Cash proceeds from the exercise of options in first quarter 2006 totaled approximately $87 with a related tax benefit of approximately $16. In the first quarter of 2005, the Company received $990 in cash proceeds from the issuance of stock options.  For both quarters ended March 31, 2006 and 2005, proceeds from stock options were presented net of tax benefits in the Consolidated Statement of Cash Flows.

No stock options were granted during the first quarter of 2006 and 2005. The total intrinsic value of the options exercised during the first quarters of 2006 and 2005 were $68 and $730, respectively.

Restricted Stock Awards

In addition to stock option awards, the Company has restricted stock awards, the first grant of which was in July 2005. The Company’s policy for issuing restricted shares is similar to that described under “Stock Option Awards”. The recognized compensation cost before tax for these restricted stock awards in the

NN, Inc.
Notes to Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)
first quarter 2006 and first quarter 2005 was approximately $103 and $0, respectively. The unrecognized compensation cost before tax for these awards in the first quarter 2006 and first quarter 2005 total approximately $364 and $0, respectively, to be recognized over approximately two years.  The forfeiture rate of the awards granted is currently estimated at 0%.  Below is a summary of the status of the restricted shares as of March 31, 2006 and changes during the quarter:

Non-vested Shares	Shares (000)	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2006	53	$ 12.70
Granted	--	--
Vested	--	--
Forfeited	--	--
Non-vested at March 31, 2006	53	$ 12.70

Note 11.  Common Stock Repurchase

During the first quarter of 2006, the Company’s Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to $10 million in common stock of the Company, during the next 18 months in the open market or in private transactions, in accordance with applicable laws and regulations. This amount represents approximately 5% of the Company’s outstanding stock. During March 2006, the Company repurchased 20,474 shares at approximately $12.00 a share for a total of $246. These shares will be retired and were recorded as an offset to additional paid in capital.

Note 12.   Restructuring Charges

Eltmann, Germany Restructuring

During the fourth quarter of 2004, we announced a reduction in staffing at our Eltmann, Germany ball production facility, a component of our NN Europe Segment. This restructuring affected approximately 83 employees and is expected be completed during 2006. As a result, we recorded restructuring charges of approximately 1.7 million Euros ($2.3 million) related to severance costs of approximately $2.1 million and other related charges of approximately $0.2 million at December 31, 2004. The workforce reduction is a result of our continuing strategy of rationalizing our global manufacturing capacity and the transfer of production principally to our facility in Kysucke Nove Mesto, Slovakia. The charges were recorded in restructuring and impairment costs, a component of income from operations in the fourth quarter of 2004.

The following summarizes the restructuring charges related to the restructuring at the Company’s Eltmann, Germany facility for the twelve months ended December 31, 2005 and the three months ended March 31, 2006:

Twelve months ended December 31, 2005
	Reserve Balance at 01/01/05	Adjustment to Reserve	Paid in 2005	Currency Impacts	Reserve Balance at 12/31/05
Severance and other employee costs	$ 2,290	$ (342)	$ (884)	$ (219)	$ 845
	$ 2,290	$ (342)	$ (884)	$ (219)	$ 845

Three months ended March 31, 2006
	Reserve Balance at 01/01/06	Charges	Paid in 2006	Currency Impacts	Reserve Balance at 03/31/06
Severance and other employee costs	$845	$ --	$(510)	$ 16	$ 351
	$ 845	$ --	$ (510)	$ 16	$ 351

No additional charges are expected to be incurred related to the 2004 restructuring program. We expect to pay all amounts by 2007, as some employees have elected to defer their severance payments.

NN, Inc.
Notes to Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 13.   Property, Plant and Equipment

During the first quarter of 2006, we completed a sale of excess land and two buildings at NN Europe’s Pinerolo, Italy plant. The net book value of this land and buildings was $1,013 and was classified as held for sale at December 31, 2005. The proceeds from the sale were $2,804 resulting in a pre-tax gain of $1,791. In addition, the Pinerolo plant disposed of excess machinery in the first quarter of 2006 with a net book value of $1,087 resulting in a pre-tax loss of $1,062.
.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under Item 1.A. “Risk Factors”. There have been no material changes to these risk factors since December 31, 2005.

Results of Operations

Quarter in Review

Net sales for the first quarter of 2006 were $86.0 million, a decrease of 1.0% from $86.7 million for the same period of 2005. Net income for the first quarter of 2006 totaled $5.3 million or $0.30 per diluted share and includes an after-tax gain from the sale of excess land of $1.5 million or $0.08 per diluted share and an after-tax write-off of certain unused equipment of $0.7 million or $0.04 per diluted share. This compares to net income of $4.0 million, or $0.23 per diluted share for the first quarter of 2005.

Revenues in the first quarter of 2006 were down $0.7 million from the first quarter of 2005.  Increases in volume and mix of approximately $1.6 million as well as selling price increases related to material cost pass through of approximately $2.8 million were offset by the negative result of currency exchange of $5.1 million.

As a percentage of net sales, 2006 first quarter cost of products sold (exclusive of depreciation) was 76.7% of net sales as compared to the 2005 first quarter cost of products sold (exclusive of depreciation) of  78.0%. Our Level 3 initiatives made a major contribution to this improvement. In addition, price increases from raw material inflation passed through to customers and the positive impacts of increased sales volume reduced our percentage of cost of products sold (exclusive of depreciation). As a percentage of net sales, selling, general and administrative expenses for the first quarter of 2006 was 8.9% as compared to 8.6% for the same period in 2005. This increase was mainly due to stock compensation related expenses.

Our reported net income of $5.3 million or $0.30 per diluted share includes a net gain of approximately $0.8 million or $0.04 per diluted share comprised of an after-tax gain from the sale of excess land located at our Pinerolo, Italy facility of $1.5 million or $0.08 per diluted share and offsetting this gain, the write-off of certain equipment of $0.7 million or $0.04 per diluted share, after-tax.

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005 by Business Segment

(In Thousands of Dollars)	Domestic Ball & Roller			NN Europe			Plastics and Rubber Components			Total
	2006	2005	Change	2006	2005	Change	2006	2005	Change	2006	2005	Change
Net Sales	19,764	15,927	3,836	51,576	55,937	(4,361)	14,677	14,851	(174)	86,017	86,715	(698)
Cost of products sold (exclusive of depreciation)	14,432	10,731	3,701	40,107	44,458	(4,351)	11,460	12,477	(1,017)	65,999	67,666	(1,667)
Selling, General, and Administrative	2,981	2,463	518	3,761	4,140	(379)	939	881	58	7,681	7,484	197
Depreciation and amortization	1,010	890	120	2,556	2,660	(104)	596	624	(28)	4,162	4,174	(12)
(Gain) loss of Fixed Assets	-	-	-	(730)	4	(733)	-	-	-	(730)	4	(733)
Interest Expense	678	502	176	68	242	(174)	240	240	-	986	984	2
Other income	(25)	19	(44)	(177)	(116)	(61)	(7)	(74)	67	(209)	(171)	(38)
Pre-tax Income	688	1,322	(634)	5,991	4,550	1,441	1,449	702	747	8,128	6,574	1,554
Taxes	451	507	(56)	1,894	1,785	109	521	259	262	2,866	2,551	315
Net Income	237	815	(578)	4,097	2,765	1,332	928	443	485	5,262	4,023	1,239

Net Sales. Overall sales decreased due to the effects of foreign exchange of $5.1 million partially offset by higher selling prices from the pass through of raw material price increases of $2.8 million and higher sales volume/mix of $1.6 million.

The sales decrease at the NN Europe Segment was primarily due to the effect of foreign exchange from a stronger U.S. dollar of $5.1 million and lower volume of $0.6 million. These reductions were partially offset by price increases from passing through raw material inflation to customers of $1.4 million.

The sales increases at the Domestic Ball and Roller Segment are due primarily to higher sales volume of $2.9 million and price increases from passing through material inflation to customers of $0.9 million. The Domestic Ball and Roller volume is primarily due to additional sales to existing customers and from Schaeffler Group (INA) ceasing their consignment inventory program ($0.7 million).

Sales in the Plastics and Rubber Components Segment were down primarily due to lower volume in the rubber seal business sold into the automotive market.

Cost of Products Sold (exclusive of depreciation.) Cost of products sold decreased primarily due to foreign exchange effects from a stronger U.S. dollar of $4.0 million and impacts of our level 3 program of $1.2 million. These decreases were partially offset by increased cost of products sold due to higher sales volume of $0.9 million and the effects of inflation of $2.6 million within raw material, energy, and other manufacturing costs.

The increase in cost of products sold in the Domestic Ball and Roller Segment was due to the effects of increased cost of products sold due to higher sales volume of $2.0 million and the impact of inflation on raw materials, energy, and supplies of $1.7 million.

The decrease in cost of products sold at the NN Europe Segment was due to foreign exchange effects of $4.0 million, impacts of Level 3 of $0.9 million, and lower cost of products sold due to lower sales volume of $0.4 million. These decreases were offset partially by inflation of $0.9 million within raw materials and utilities.

The decrease in the Plastics and Rubber Components Segment is due primarily to Level 3 and other cost saving initiatives of $1.0 million and lower sales volume of $0.4 million. These decreases were partially offset by raw material and utilities inflation of $0.4 million.

Selling, General and Administrative Expenses. The increase in selling, general and administrative cost is due primarily to stock compensation expense. During the first quarter of 2006, we recognized $0.1 million in expense related to restricted stock compensation. In addition, in the first quarter of 2005, we recognized $0.1 million in income related to accounting for stock options under the variable method of accounting that did not occur in 2006 due to adoption of SFAS 123(R).

(Gain) Loss of Disposal of Assets. In 2006, NN Europe had a gain for sales of excess land of $1.8 million which was partially offset by a loss on disposal of excess equipment of $1.1 million.

Liquidity and Capital Resources

Amounts outstanding under the $90.0 million credit facility and the $40.0 million notes as of March 31, 2006 were $19.4 million and $40.0 million, respectively. See Note 9 of the Notes to Consolidated Financial Statements. We were in compliance with all covenants of our $90 million syndicated credit facility with AmSouth Bank and our $40.0 million senior notes as of March 31, 2006.

We bill and receive payment from some of our customers in Euros as well as other currencies. In 2006, the fluctuation of the Euro against the dollar has negatively impacted revenue and income and increased the value of assets and liabilities as the average exchange rate is lower from the first quarter of 2005 to the first quarter of 2006 and the spot rate at March 31, 2006 was higher than the exchange rate at December 31, 2005. As of March 31, 2006, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable, was $49.8 million at March 31, 2006 as compared to $41.1 million at December 31, 2005. The ratio of current assets to current liabilities increased from 1.63:1 at December 31, 2005 to 1.76:1 at March 31, 2006. Cash flow used by operations was $3.2 million during the first three months of 2006, compared with cash flow used by operations of $4.5 million during the first three months of 2005. The primary reason for the improvement in operating cash flow from the first quarter of 2005 was the increase in net income.

During 2006, we plan to spend approximately $18.8 million on capital expenditures of which $7.6 million is related primarily to equipment, process upgrades, and replacements, approximately $8.9 million principally related to geographic expansion of our manufacturing base, and $2.3 million related to the completion of the SNR equipment purchase. In addition, we will pay  $1.6 million for contract intangibles related to the SNR equipment purchase.  Of these amounts approximately $1.9 million has been spent through March 31, 2006. We intend to finance these activities with cash generated from operations and funds available under the credit facilities described above. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our working capital needs and projected capital expenditure requirements through December 2006.

During the first quarter of 2006, the Company’s Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to $10 million in common stock of the Company, during the next 18 months in the open market or in private transactions, in accordance with applicable laws and regulations. This amount represents approximately 5% of the Company’s outstanding stock. During March 2006, the Company repurchased 20,474 shares at approximately $12.00 a share for a total of approximately $0.2 million. These shares will be retired and were recorded as on offset to Additional Paid in Capital.

On March 10, 2006, the Company declared a quarterly cash dividend of $0.08 a share. The dividend was paid on April 21, 2006, totaling $1.4 million.

Seasonality and Fluctuation in Quarterly Results

Our net sales historically have been of a seasonal nature due to a significant portion of our sales to European customers that cease or significantly slow production during the month of August.

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2005 including those policies as discussed in Note 1. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies. The one material change during the quarter was adoption of SFAS 123(R) related to accounting for stock compensation (see Note 11 of the financial statements). SFAS 123(R) has had a minimal effect on the financial statements for the quarter ended March 31, 2006 as there were no new options issued or amended and as outstanding options were 100% vested at December 31, 2005. The only impact has been the elimination of variable accounting under APB 25 and FIN 44 with the adoption of SFAS 123(R).

Sales Concentration

Schaeffler Group (INA) has decided to in-source approximately $12 million of annual business to their internal ball manufacturing facility in Germany. This represents approximately 30% of the existing Schaeffler Group (INA) business. Sales to Schaeffler Group (INA) did not decline in the first quarter of 2006.

We are in the process of negotiating a long term supply agreement, to replace the agreement that expires June 30, 2006, with Schaeffler Group (INA) for remaining business. In addition, we are in process of negotiating a new long term agreement with SKF to replace the one for precision balls that expires July 31, 2006. SKF has informally agreed in principle to carry the current agreement through to December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies. To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At March 31, 2006, we had $19.4 million outstanding under the domestic credit facilities and $40.0 million aggregate principal amount of senior notes outstanding. See Note 9 of the Notes to Consolidated Financial Statements. At March 31, 2006, a one-percent increase in the interest rate charged on our outstanding borrowings under our credit facilities, that are subject to variable interest rates, would result in interest expense increasing annually by approximately $0.2 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We did not hold a position in any foreign currency hedging instruments as of March 31, 2006.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of March 31, 2006, the end of the period covered by this quarterly report.

There have been no changes in this fiscal quarter in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

On March 20, 2006, the Company, as well as numerous other parties, received correspondence from the Environmental Protection Agency (“EPA”) requesting information regarding a former waste recycling vendor previously used by the Company. The vendor has since ceased operations and the EPA is investigating the clean up of the site or sites used by the vendor. As of the date of this report, we do not know whether the Company has any liability related to this vendor’s actions or estimatable range for any potential liability.

All of our other legal proceedings are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business or financial condition or on the results of operations.

Item 1.A. Risk Factors

There has not been any material changes in risk factors from those disclosed our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	None
b)	None

c)

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1-March 31	20,474	$12.00	20,474	$9,753,714

All purchases were made under the publicly announced $10 million repurchase plan authorized by the Board of Directors.

Item 3.	Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits.

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

NN, INC.

Date: May 9, 2006	By:	/s/ Roderick R. Baty
Roderick R. Baty
Title: Chairman, President and Chief Executive Officer

Date: May 9, 2006	By:	/s/ James H. Dorton
James H. Dorton
Title: Vice President - Corporate Development and Chief Financial Officer

Date: May 9, 2006	By:	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.
Title: Vice President and Chief Administrative Officer