Form 10-Q
period 2006-06-30
NN INC
filed 2006-08-09
CIK 918541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of  August 7, 2006 there were 17,218,311 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.
INDEX

Part I.   Financial Information                                                                                                                                                                                                                                 Page No.

Item 1.	Financial Statements

NN, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

Three Months Ended June 30,	Six Months Ended June 30,

(Thousands of Dollars, Except Per Share Data)	2006	2005	2006	2005
Net sales	$ 83,554	$ 83,787	$ 169,571	$ 170,502
Cost of products sold (exclusive of depreciation and amortization shown separately below)	64,905	66,005	130,904	133,670
Selling, general and administrative	7,063	7,297	14,744	14,782
Depreciation and amortization	4,425	4,130	8,587	8,303
(Gain) loss on disposal of assets	4	2	(726)	6
Income from operations	7,157	6,353	16,062	13,741

Interest expense, net	1,021	1,025	2,007	2,008
Other (income) expense, net	449	(168)	240	(340)
Income before provision for income taxes	5,687	5,496	13,815	12,073
Provision for income taxes	2,234	2,184	5,100	4,736
Net income	3,453	3,312	8,715	7,337

Other comprehensive income (loss):
Unrealized holding loss on securities, net of tax	--	--	--	(73)
Foreign currency translation gain (loss)	5,414	(5,895)	7,644	(9,965)
Comprehensive income (loss)	$ 8,867	$ (2,583)	$ 16,359	$ (2,701)

Basic income per common share:	$ 0.20	$ 0.20	$ 0.51	$ 0.43

Weighted average shares outstanding	17,157	16,971	17,153	16,914

Diluted income per common share:	$ 0.20	$ 0.19	$ 0.50	$ 0.43

Weighted average shares outstanding	17,369	17,328	17,365	17,252

Cash dividends per common share	$ 0.08	$ 0.08	$ 0.16	$ 0.16

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$ 12,141	$ 10,856
Accounts receivable, net	58,188	47,297
Inventories, net	36,538	38,096
Income tax receivable	2,278	1,237
Other current assets	10,032	8,464
Total current assets	119,177	105,950

Property, plant and equipment, net	121,987	118,829
Goodwill	43,049	41,648
Intangibles, net and other assets	3,987	3,228
Total assets	$ 288,200	$ 269,655

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 44,312	$ 41,660
Accrued salaries and wages	12,705	12,407
Income taxes	4,388	2,093
Current maturities of long-term debt	18,917	4,668
Other current liabilities	4,529	4,011
Total current liabilities	84,851	64,839

Non-current deferred tax liability	16,435	15,128
Long-term debt	40,000	57,900
Accrued pension and other	17,007	15,714
Total liabilities	158,293	153,581

Total stockholders’ equity	129,907	116,074

Total liabilities and stockholders’ equity	$ 288,200	$ 269,655

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock
(Thousands of Dollars and Shares)	Number Of Shares	Par value	Additional paid in capital	Additional paid in capital unearned compen-sation	Retained Earnings	Accumulated Other Comprehen-sive Income	Total

Balance, January 1, 2005	16,777	$ 168	$ 53,423	$ --	$ 45,676	$ 15,873	$ 115,140
Shares issued	285	3	2,120	--	--	--	2,123
Net income	--	--	--	--	7,337	--	7,337
Dividends declared	--	--	--	--	(2,717)	--	(2,717)
Foreign exchange translation loss	--	--	--	--	--	(9,965)	(9,965)
Write-off of unrealized holding gain on securities	--	--	--	--	--	(73)	(73)
Balance, June 30, 2005	17,062	$ 171	$ 55,543	$ --	$ 50,296	$ 5,835	$ 111,845

Balance, January 1, 2006	17,206	$ 172	$ 57,754	($467)	$ 55,218	$ 3,397	$ 116,074
Reclassification of unearned compensation	--	--	(467)	467	--	--	--
Shares issued	69	1	695	--	--	--	696
Repurchase of outstanding shares	(57)	(1)	(682)	--	--	--	(683)
Elimination of variable stock option liability	--	--	8	--	--	--	8
Net income	--	--	--	--	8,715	--	8,715
Amortization of restricted stock award	--	--	206	--	--	--	206
Dividends declared	--	--	--	--	(2,753)	--	(2,753)
Foreign exchange translation gain	--	--	--	--	--	7,644	7,644
Balance, June 30, 2006	17,218	$ 172	$ 57,514	--	$ 61,180	$ 11,041	$ 129,907

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Thousands of Dollars)	2006	2005
Operating Activities:
Net income	$ 8,715	$ 7,337
Adjustments to reconcile net income to net cash provided by operating Activities:
Depreciation and amortization	8,587	8,303
Amortization of debt issue costs	261	119
(Gain) loss on disposal of property, plant and equipment	(726)	6
Compensation expense from issuance of restricted stock	206	--
Compensation benefit from variable stock accounting	--	(95)
Changes in operating assets and liabilities:
Accounts receivable	(8,627)	(8,563)
Inventories	3,031	277
Accounts payable	(1,692)	(4,549)
Other assets and liabilities	212	(2,513)
Net cash provided by operating activities	9,967	322

Investing Activities:
Acquisition of property, plant, and equipment	(6,413)	(2,906)
Proceeds from disposals of property, plant and equipment	2,966	--
Acquisition of Intangibles	(529)	--
Net cash used by investing activities	(3,976)	(2,906)

Financing Activities:
Increase in cash from book overdraft	657	2,008
Repayment of long-term debt	(4,668)	(1,560)
Repayment of short-term debt	(21,208)	--
Proceeds from short-term debt	22,225	899
Principal payment on capital lease	(13)	--
Repurchase of common stock	(683)	--
Proceeds from issuance of stock	696	2,123
Dividends Paid	(2,753)	(2,717)
Net cash provided by (used by) financing activities	(5,747)	753

Effect of exchange rate changes on cash and cash equivalents	1,041	(903)

Net Change in Cash and Cash Equivalents	1,285	(2,734)
Cash and Cash Equivalents at Beginning of Period	10,856	10,772
Cash and Cash Equivalents at End of Period	$ 12,141	$ 8,038

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)
Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the “Company”) have not been audited, except that the balance sheet at December 31, 2005 is derived from the Company’s consolidated audited financial statements. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three and six month periods ended June 30, 2006 and 2005, the Company’s financial position at June 30, 2006 and December 31, 2005, and the cash flows for the six month periods ended June 30, 2006 and 2005. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

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

The results for the first and second quarter of 2006 are not necessarily indicative of results for the year ending December 31, 2006 or any other future results.

Note 2.  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$ 9,488	$ 10,153
Work in process	6,095	5,845
Finished goods	22,391	23,587
Less inventory reserves	(1,436)	(1,489)
	$ 36,538	$ 38,096

Inventories on consignment at customer locations as of June 30, 2006 and December 31, 2005 totaled $4,534 and $4,669, respectively.

Note 3.  Net Income Per Share

Three months ended June 30,	Six months ended June 30,

(Thousands of Dollars, Except Share and Per Share Data)	2006	2005	2006	2005

Net income	$ 3,453	$ 3,312	$ 8,715	$ 7,337

Weighted average basic shares	17,156,721	16,970,929	17,152,713	16,914,044
Effect of dilutive stock options	211,863	357,487	212,291	338,150
Weighted average dilutive shares outstanding	17,368,584	17,328,416	17,365,004	17,252,194

Basic net income per share	$ 0.20	$ 0.20	$ 0.51	$ 0.43
Diluted net income per share	$ 0.20	$ 0.19	$ 0.50	$ 0.43

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Excluded from the shares outstanding for the period ended June 30, 2005 were 357,000 anti-dilutive options which had exercise prices of $12.62. There were no anti-dilutive options in the three or six month periods ended June 30, 2006.

Note 4.  Segment Information

During 2006 and 2005, our reportable segments are based on differences in product lines and geographic locations and are divided among Domestic Ball and Roller, European operations (“NN Europe”) and Plastic and Rubber Components. The Domestic Ball and Roller Segment is comprised of two manufacturing facilities in the eastern United States. Additionally, costs related to our operation in China and corporate office costs are included in the Domestic Ball and Roller Segment. The NN Europe Segment is comprised of precision ball, roller and metal cage manufacturing facilities located in Kilkenny, Ireland; Eltmann, Germany; Pinerolo, Italy; Kysucke Nove Mesto, Slovakia; and Veenendaal, The Netherlands (“Veenendaal”). All of the facilities in the Domestic Ball and Roller Segment are engaged in the production of precision balls and rollers used primarily in the bearing industry. All of the facilities in the NN Europe Segment are engaged in the production of precision balls used primarily in the bearing industry, except for Veenendaal which is engaged in the production of tapered rollers and cages for use primarily in the bearing industry. The Plastic and Rubber Components Segment is comprised of the Industrial Molding Corporation (“IMC”) business, located in Lubbock, Texas and The Delta Rubber Company (“Delta”) business, located in Danielson, Connecticut. IMC is engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, and fiber optic markets. Delta is engaged principally in the production of engineered bearing seals used principally in automotive, industrial, agricultural, mining and aerospace applications.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We evaluate segment performance based on income or loss from operations before income taxes. We account for inter-segment sales and transfers at current market prices. We did not have any material inter-segment transactions during the three and six month periods ended June 30, 2005. For the three and six month periods ended June 30, 2006, we had inter-segment sales of $909 and $1,221, which were eliminated in consolidation and from the segment financial results shown below.

	Three Months Ended June 30,
	2006			2005
(In Thousands of Dollars)	DomesticBall & Roller	NN Europe Segment	Plastic and Rubber Components	Domestic Ball & Roller	NN Europe Segment	Plastic and Rubber Components
Revenues from external customers	$ 17,569	$ 52,396	$ 13,589	$ 16,508	$ 52,773	$ 14,506
Pre-tax income (loss)	(657)	5,128	1,216	374	5,147	(25)
Assets	62,591	172,628	52,981	51,818	162,716	58,337

	Six Months Ended June 30,
	2006			2005
(In Thousands of Dollars)	DomesticBall & Roller	NN Europe Segment	Plastic and Rubber Components	Domestic Ball & Roller	NN Europe Segment	Plastic and Rubber Components
Revenues from external customers	$ 37,333	$ 103,972	$ 28,266	$ 32,435	$ 108,711	$ 29,356
Pre-tax income (loss)	29	11,120	2,666	1,698	9,698	677
Assets	62,591	172,628	52,981	51,818	162,716	58,337

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 5.  Recent Investing Activity

Our wholly-owned subsidiary in China, NN Precision Bearing Products Company, LTD, (“NN Asia”) started full operations in the first quarter of 2006. The costs incurred as a result of the start-up for the six month period ended June 30, 2005 of approximately $0.4 million were classified as selling, general and administrative expense.

On October 7, 2005, we entered into an agreement with SNR Roulements (“SNR”) to purchase all of SNR’s internal precision ball producing equipment for approximately 5,000 Euros ($6,000). As part of the agreement, we entered into a five year supply agreement to provide SNR with an additional $9,000 of annual ball requirements. Approximately $1,700 was paid in 2005 and $4,500 is expected to be paid during 2006 to complete the equipment purchase, including related legal and transportation cost of approximately $200. During the six months ended June 30, 2006, the Company acquired $3,064 of SNR equipment and related contract intangibles. As of June 30, 2006, $2,719 has been recorded in tangible fixed assets and $2,307 has been recorded in intangible assets relating to this transaction.

Note 6.  Pensions

We have a defined benefit pension plan covering the employees at our Eltmann, Germany facility. The benefits are based on the expected years of service including the rate of compensation increase. The plan is unfunded. There were no prior service costs recognized in the six months ended June 30, 2006 and 2005.

Components of Net Periodic Pension Cost:

Three months ended June 30,			Six months ended June 30,
(In Thousands of Dollars)	2006	2005	2006	2005
Service cost	$ 26	$ 25	$ 52	$ 52
Interest cost	66	50	128	103
Amortization of net gain	13	3	24	5
Net periodic pension cost	$ 105	$ 78	$ 204	$ 160

We expect to contribute approximately $360 to the Eltmann, Germany pension plan in 2006. As of June 30, 2006, approximately $172 of contributions had been made.

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan covering our Pinerolo, Italy employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment. The table below summarizes the changes to the severance indemnity at June 30, 2006 and 2005:

Three months ended June 30,	Six months ended June 30,

	2006	2005	2006	2005
Beginning balance	$ (6,950)	$ (7,261)	$ (6,644)	$ (7,503)
Amounts accrued	(269)	(261)	(525)	(524)
Payments	208	533	327	710
Exchange and other	(358)	509	(527)	837
Ending balance	$(7,369)	$ (6,480)	$(7,369)	$ (6,480)

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 7.  New Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires companies to expense the value of employee stock options and similar awards and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods. SFAS No. 123(R) is effective for annual periods beginning after June 15, 2005 and applies to all outstanding and unvested share-based payment awards. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). We adopted SFAS 123(R) effective January 1, 2006. See Note 10 Stock Compensation.

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

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 "Accounting for Income Taxes". FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is does not expect FIN 48 will have a material effect on its consolidated financial position, liquidity, or results of operations.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 8.  Long-Term Debt and Short-Term Debt

Long-term debt at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005

Borrowings under our $30,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (5.48% at June 30, 2006) plus an applicable margin of 1.25 to 2.0, expiring on June 30, 2007	$ 18,917	$ 17,900

Borrowings under our 26,300 Euro term loan originally expiring on May 1, 2008, bearing interest at a floating rate equal to Euro LIBOR (3.056% at June 30, 2006) plus an applicable margin of 1.25 to 2.0 payable in quarterly installments of Euro 1,314 beginning July 1, 2003 through April 1, 2008. This portion of the facility is paid in full and no longer available.	--	4,668

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014. Annual principal payments of $5,714 begin on April 26, 2008 and extend through the date of maturity.	40,000	40,000

Total debt	58,917	62,568

Less current maturities of long-term debt	18,917	4,668

Long-term debt, excluding current maturities of long-term debt	$ 40,000	$ 57,900

The $18,917 classified as current portion of long-term debt at June 30, 2006 is the remaining balance of the revolving credit facility which expires June 30, 2007. The $4,668 under the Euro term loan classified as current portion of long-term debt at December 31, 2005 was repaid in the first quarter of 2006. The borrowings under the 26,300 Euro term loan have all been repaid and the facility is no longer available. Capitalized loan costs related to this portion of the facility amounting to $133 were written off as of June 30, 2006. We were in compliance with all covenants related to the $90 million credit facility and the $40 million senior notes as of June 30, 2006.

The fair value of our fixed rate long-term borrowing is estimated using a discounted cash flow analysis based on our incremental borrowing rates for similar types of borrowing arrangements. We estimate the fair value of the $40 million notes to be $37,434 and $38,739 at June 30, 2006 and December 31, 2005, respectively.

Note 9.   Goodwill and Intangible Assets, net

The changes in the carrying amount of goodwill for the six month period ended June 30, 2006 and the twelve month period ended December 31, 2005 are as follows:

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Goodwill

(In Thousands of Dollars)	Plastic and Rubber Components Segment	NN Europe Segment	Total
Balance as of January 1, 2005	$ 25,755	$ 18,702	$ 44,457
Currency impacts	--	(2,809)	(2,809)
Balance as of December 31, 2005	$ 25,755	$ 15,893	$ 41,648

Balance as of January 1, 2006	$ 25,755	$ 15,893	$ 41,648
Currency impacts	--	1,401	1,401
Balance as of June 30, 2006	$ 25,755	$ 17,294	$ 43,049

Intangible Assets, net of amortization

(In Thousands of Dollars)	NN Europe Segment	Total
Balance as of January 1, 2005	$ --	$ --
Acquisition of Intangibles	456	456
Amortization	--	--
Currency impacts	(24)	(24)
Balance as of December 31, 2005	$ 432	$ 432

Balance as of January 1, 2006	$ 432	$ 432
Acquisition of Intangibles	1,772	1,772
Amortization	(118)	(118)
Currency impacts	103	103
Balance as of June 30, 2006	$ 2,189	$ 2,189

The intangible asset in the table above is a contract intangible related to the SNR purchase agreement and related supply agreement (See Note 5.) This intangible asset is subject to  amortization over approximately 5 years and amortization expense will approximate $500 for each of the 5 years.  For the six months ended June 30, 2006, amortization expense and accumulated amortization totaled $118.

Note 10.   Stock Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” and amends SFAS No. 95 “Statement of Cash Flows.” Prior to adoption of SFAS No. 123(R) the Company followed the disclosure-only requirements of SFAS No. 123 and continued to account for stock compensation under the requirements of APB No. 25.

The Company adopted SFAS No. 123(R) using the modified prospective method that requires compensation expense of all employee and non-employee director share-based compensation awards be recognized in the financial statements based upon their fair value over the requisite service or vesting period for all new awards granted after the effective date and for all awards granted prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Under the requirements of APB No. 25, the Company was required to recognize compensation cost only for stock option awards granted at a price lower than the market stock price at the date of grant. Effective with adoption of SFAS No. 123(R) , compensation expense related to stock option awards is recognized in the financial statements at the fair value of the award. The Company accounts for restricted share awards by recognizing the fair value of the awarded stock at the grant date as compensation expense ratably over the vesting period, less anticipated forfeitures.

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

(In Thousands, Except per Share Data)	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income - as reported	$ 3,312	$7,337
Stock based compensation (income) expense, net of income tax, included in net income as reported	3	(59)
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	(34)	(469)
Net income - pro-forma	$ 3,281	$ 6,809

Basic earnings per share - as reported	$ 0.20	$ 0.43
Stock based compensation (income) expense, net of income tax, included in net income as reported	--	--
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	--	(0.03)
Basic earnings per share - pro-forma	$ 0.20	$0.40

Earnings per share-assuming dilution - as reported	$ 0.19	$0.43

Stock based compensation (income) expense, net of income tax, included in net income as reported	--	--
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	--	(0.03)
Earnings per share - assuming dilution-pro-forma	$ 0.19	$ 0.40

In the three and six months ended June, 2006, approximately $103 and $206, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards. The cost recognized was related to the restricted stock awards. No compensation expense was recognized related to stock options during the six months ended June 30, 2006, as no new stock option awards were granted and all existing stock options were fully vested as of December 31, 2005. The impact on net income of all stock compensation expense in the six months ended June 30, 2006 was approximately $132, net of tax benefits of $74.

Stock Option Awards

Option awards are typically granted to non-employee directors and key employees on an annual basis. A single option grant is typically awarded to eligible employees in the third quarter of each year if and when granted by the Compensation Committee of the Board of Directors and occasional individual grants are awarded to eligible employees throughout the year. All employee and non-employee directors are awarded options at an exercise price equal to the closing price of the Company's stock on the date of grant. The term life of options is ten years with vesting periods of generally three years. Actual vesting usually occurs ratably or at the end of the vesting period. The fair value of options cannot be determined by market value as our options are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes model which relies on certain assumptions to estimate an option's fair value. As the Company has not granted any options in 2006, the assumptions relevant to options outstanding as of June 30, 2005 are identified in the table below:

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Term	-	Vesting period
Risk free interest rate	-	3.76%
Dividend yield	-	2.52%
Volatility	-	46.47%
Expected forfeiture rate	-	5%

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

The following table provides a reconciliation of option activity for the six month period ended June 30, 2006:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	1,403	$ 9.56
Granted	--	--
Exercised	(69)	9.14
Forfeited or expired	--	--
Outstanding at June 30, 2006	1,334	$ 9.60	6.2	$ 3,667 (1)
Exercisable at June 30, 2006	1,334	$ 9.60	6.2	$ 3,667 (1)

(1) Intrinsic value is the amount by which the market price of the stock exceeds the exercise price of the option.

At December 31, 2005, all options were fully vested and there will be no compensation expense incurred from these options. Cash proceeds from the exercise of options in three and six month periods ended June 30, 2006 totaled approximately $593 and $696, respectively. In the three and six month periods ended June 30, 2005, the Company received $1,133 and $2,123, respectively, in cash proceeds from the exercise of stock options. For both three and six month periods ended June 30, 2006 and 2005, proceeds from stock options were presented inclusive of tax benefits in the Financing Activities section of the Consolidated Statements of Cash Flows.

No stock options were granted during the three and six month periods ended June 30, 2006 and 2005. The total intrinsic value of the options exercised during the six month period ended June 30, 2006 and 2005 were $290 and $1,527, respectively.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Restricted Stock Awards

In addition to stock option awards, the Company has restricted stock awards, the first grant of which was in July 2005. The Company’s policy for issuing restricted shares is similar to that described under “Stock Option Awards”. The recognized compensation cost before tax for these restricted stock awards in the three and six month periods ended June 30, 2006 were approximately $103 and $206, respectively. There was not compensation expense for restricted stock in the six months ended June 30, 2005. The unrecognized compensation cost before tax for these awards at June 30, 2006 and 2005 total approximately $262 and $0, respectively, to be recognized over approximately two years. The forfeiture rate of the awards granted is currently estimated at 0%. Below is a summary of the status of the restricted shares as of June 30, 2006 and changes during the quarter:

Non-vested Shares	Shares (000)	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2006	53	$ 12.70
Granted	--	--
Vested	--	--
Forfeited	--	--
Non-vested at June 30, 2006	53	$ 12.70

Note 11.   Common Stock Repurchase

During the first quarter of 2006, the Company’s Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to $10 million in common stock of the Company, during the subsequent 18 months in the open market or in private transactions, in accordance with applicable laws and regulations. This amount represented approximately 5% of the Company’s outstanding stock at the date of authorization. During the second quarter of 2006, the Company repurchased 36,347 shares at approximately $12.00 a share for a total of $437. For the six months ended June 30, 2006, the Company has repurchased 56,821 for a total of $683. These shares will be retired and were recorded as an offset to additional paid in capital.

Note 12.   Restructuring Charges

Eltmann, Germany Restructuring

During the fourth quarter of 2004, we announced a reduction in staffing at our Eltmann, Germany ball production facility, a component of our NN Europe Segment. This restructuring has affected 76 employees and is expected to affect another 8 and be completed during 2006.

The following summarizes the restructuring charges related to the restructuring at the Company’s Eltmann, Germany facility for the twelve months ended December 31, 2005 and the six months ended June 30, 2006:

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Twelve months ended December 31, 2005
(In Thousands of Dollars)	Reserve Balance at 01/01/05	Adjustment to Reserve	Paid in 2005	Currency Impacts	Reserve Balance at 12/31/05

Severance and other employee costs	$ 2,290	$ (342)	$ (884)	$ (219)	$ 845
	$ 2,290	$ (342)	$ (884)	$ (219)	$ 845

Six months ended June 30, 2006
(In Thousands of Dollars)	Reserve Balance at 01/01/06	Charges	Paid in 2006	Currency Impacts	Reserve Balance at 06/30/06
Severance and other employee costs	$ 845	$ --	$ (531)	$ 48	$ 362
	$ 845	$ --	$ (531)	$ 48	$ 362

No additional charges are expected to be incurred related to the 2004 restructuring program. We expect to pay all amounts by 2007, as some employees have elected to defer their severance payments. There were no additional restructuring charges during the three and six month periods ended June 30, 2006 and 2005.

Note 13.   Property, Plant and Equipment

During the first quarter of 2006 and 2005, we completed a sale of excess land and two buildings at NN Europe’s Pinerolo, Italy plant. The net book value of this land and buildings was $1,013 and was classified as held for sale at December 31, 2005. The proceeds from the sale were $2,804, resulting in a pre-tax gain of $1,791. In addition, the Pinerolo plant disposed of excess machinery in the first quarter of 2006 with a net book value of $1,087, resulting in a pre-tax loss of $1,062.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under Item 1.A. “Risk Factors”. There have been no material changes to these risk factors since December 31, 2005.

Results of Operations

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

CONSOLIDATED

(In Thousands of Dollars)	Total
	2006	2005	Change
Net sales	$ 83,554	$ 83,787	$ (233)
Cost of products sold (exclusive of depreciation and amortization shown separately below)	64,905	66,005	(1,100)
Selling, general, and administrative	7,063	7,297	(234)
Depreciation and amortization	4,425	4,130	295
(Gain) loss on disposal of assets	4	2	2
Interest expense,net	1,021	1,025	(4)
Other (income) expense, net	449	(168)	617
Income before provision for income taxes	5,687	5,496	191
Provision for income taxes	2,234	2,184	50
Net income	$ 3,453	$ 3,312	$ 141

Net Sales. Overall revenues decreased as sales in the Plastics and Rubber Components Segment (“Plastics and Rubber”) ($0.9 million) and Europe Segments (“NN Europe”) ($0.4 million) were lower and Domestic Ball and Roller Segment (“Domestic Ball and Roller”) sales were up ($1.1 million). The Plastics and Rubber sales to its automotive customers were lower than same quarter last year. The NN Europe reduction was due to lower sales to Schaeffler Group (INA) ($1.6 million) partially offset by increases from passing through raw material cost increases ($1.0 million) and foreign exchange impacts ($0.2 million). Domestic Ball and Roller sales were up due to increases from passing through raw material cost increases and net share gains at existing customers.

Cost of Products Sold (exclusive of depreciation and amortization.) Cost of products sold decreased in Plastics and Rubber ($2.1 million) and NN Europe ($1.0 million). Cost of products sold was up at Domestic Ball and Roller ($2.0 million). The Plastics and Rubber decrease was due to lower sales volume to certain larger automotive customers and cost management and cost reduction initiatives. NN Europe was down due to lower sales volume.  Domestic Ball and Roller was up due to increased sales volumes, inflation, and inefficiencies from some sections of the segment.

Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses was due primarily to overall cost control initiatives. These reductions were mainly in professional service fees, travel and salaries.

Results by Segment

NN EUROPE SEGMENT

(In Thousands of Dollars)	NN Europe
	2006	2005	Change

Net sales	$ 52,396	$ 52,773	$ (377)

Pre-tax income	$ 5,128	$ 5,147	$ (19)

The sales decrease at NN Europe was primarily due to lower sales volume to Schaeffler (INA) ($1.6 million) partially offset by price increases for contractual pass through of raw material cost increases to customers ($1.0 million) and positive impacts from the increase in value of the Euro against the U.S. Dollar ($0.2 million).

The pre-tax income of NN Europe was impacted by price increases, sale volume reductions, inflation in wages and utilities, higher depreciation and amortization costs, interest cost, and foreign exchange impacts. The sales volume reduction ($0.5 million) and inflation in wages and utilities ($1.1 million) were more than offset by cost reductions in the areas of material usage, labor, and fixed overhead cost ($1.1 million) and price increases from passing through material inflation ($1.0 million). Depreciation and amortization costs were higher due to depreciation and amortization of the machinery and contract intangibles from the SNR machinery purchase ($0.3 million). Interest costs were lower as NN Europe paid off its Euro based loans during the first quarter of 2006 ($0.2 million). The negative impact of the foreign exchange was from the devaluation of the Slovakian Koruna against the Euro at our Slovakian operation ($0.4 million).

DOMESTIC BALL AND ROLLER SEGMENT

(In Thousands of Dollars)	Domestic Ball and Roller
	2006	2005	Change

Net sales	$ 17,569	$ 16,508	$ 1,061

Pre-tax income (loss)	$ (657)	$ 374	$ (1,031)

The revenues at Domestic Ball and Roller were up due to price increases from contractual pass through to customers of raw material cost increases ($0.6 million). Sales to Schaeffler (INA) were down but were more than offset by share gains at existing customers ($0.4 million).

The decrease in pre-tax income was due to inflation of certain cost and operational inefficiencies and higher interest expense partially offset by sales price increases of our products and SG&A reductions. Cost of products sold was higher due to inflation in raw materials, labor, energy, and supplies which were only partially offset by cost reductions ($0.8 million) and operational inefficiencies at a U.S. operation due to lower production volumes from planned reductions in inventory and at the China operation due to start up cost of operations ($0.9 million). Sales price increases for pass through of raw material cost increases partially offset this decrease ($0.6 million). The higher interest expense was due to higher interest rates on variable rate debt ($0.2 million). The reduction in SG&A was due to lower professional service fees ($0.3 million).

PLASTICS AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Plastics And Rubber Components
	2006	2005	Change

Net sales	$ 13,589	$ 14,506	$ (917)

Pre-tax income (loss)	$ 1,216	$ (25)	$ 1,241

Revenues in Plastics and Rubber were down primarily due to lower sales volume of rubber seals into the automotive market ($1.4 million). This decrease was partially offset by price increases of the Plastics portion of the Segment ($0.5 million).

The increase in pre-tax income was due primarily to cost reduction efforts. The cost reductions were due to material usage, labor, and fixed overhead cost reductions ($1.1 million). The impact on pre-tax net income of the sales volume reductions ($0.4 million) have been more than offset by the impact of the price increases ($0.5 million).

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

CONSOLIDATED

(In Thousands of Dollars)	Total
	2006	2005	Change
Net sales	$ 169,571	$ 170,502	$ (931)
Cost of products sold (exclusive of depreciation and amortization shown separately below)	130,904	133,670	(2,766)
Selling, general, and administrative	14,744	14,782	(38)
Depreciation and amortization	8,587	8,303	284
(Gain) loss on disposal of assets	(726)	6	(732)
Interest expense, net	2,007	2,008	(1)
Other (income) expense, net	240	(340)	580
Income before provision for income taxes	13,815	12,073	1,742
Provision for income taxes	5,100	4,736	364
Net income	$ 8,715	$ 7,337	$ 1,378

Net Sales. Overall sales decreased due to the effects of foreign exchange of ($4.9 million) and lower sales volume ($0.9 million) partially offset by higher selling prices from the pass through of raw material price increases of $4.9 million. The foreign exchange effects were due to Euro denominated sales having less value relative to the U.S. dollar in 2006 versus 2005. The lower sales volume was in NN Europe and Plastics and Rubber offset by Domestic Ball and Roller. The price increases were in all three segments.

Cost of Products Sold (exclusive of depreciation and amortization.) Cost of products sold decreased primarily as Euro denominated cost were lower relative to the U.S. dollar ($3.9 million), in addition to lower sales volume ($0.7 million), and impacts of cost reductions ($2.3 million). These decreases were partially offset by increased cost of products sold due to inflation in raw material, energy, labor, and other manufacturing costs ($4.2 million).

Selling, General and Administrative Expenses. The increases in the first quarter due to stock compensation expense have been offset by reductions in the second quarter in professional fees, travel, and salaries.

(Gain) Loss of Disposal of Assets. In 2006, NN Europe had a gain related to the disposal of excess land and building of $1.8 million which was partially offset by a loss on disposal of excess equipment of $1.1 million.

RESULTS BY SEGMENT

NN EUROPE SEGMENT

(In Thousands of Dollars)	NN Europe
	2006	2005	Change

Net sales	$ 103,972	$ 108,711	$ (4,739)

Pre-tax income	$ 11,120	$ 9,698	$ 1,422

The revenues decrease at NN Europe was primarily due to the effect of Euro denominated sales having less value relative to the U.S. Dollar in 2006 versus 2005 ($4.9 million). In addition, volume was lower ($2.4 million) primarily due to the forecasted loss of INA business. These reductions were partially offset by price increases from pass through of raw material cost increases to customers ($2.6 million).

The increase in pre-tax income at NN Europe is due to price increases to customers, lower cost of products sold, gain from sale of land and building and lower interest costs, partially offset by effects of devaluation of the Slovakian Koruna and U.S. Dollar relative to the Euro, and effects of inflation in material, labor and utilities. The sales price increase was due to contractual pass through of raw material cost increases to customers ($2.6 million). Material, labor, and utility inflation ($1.8 million) were almost offset by cost reduction initiatives ($1.4 million). The negative impact on net income of the devaluation of the Euro relative to the US dollar in 2006 ($0.4 million), the negative impact on our Slovakian operation of the devaluation of the Slovakian Koruna relative to the Euro ($0.4 million), and lower sales volume ($0.7 million) all reduced pre tax income. The gain from the sale of land at Pinerolo, net of machinery disposals, added $0.7 million to pre tax income. Interest cost was lower ($0.4 million) due to the pay-off in the first quarter of 2006 of the Euro denominated loan and depreciation and amortization expense were higher due to depreciation and amortization of the machinery and contract intangible from the SNR machinery purchase ($0.3 million).

DOMESTIC BALL AND ROLLER SEGMENT

(In Thousands of Dollars)	Domestic Ball and Roller
	2006	2005	Change

Net sales	$ 37,333	$ 32,435	$ 4,898

Pre-tax income	$ 29	$ 1,698	$ (1,669)

The sales increases at  Domestic Ball and Roller are due primarily to higher sales volume of $3.3 million and price increases from passing through material inflation to customers of $1.5 million. The Ball and Roller volume was due to additional sales to existing customers.

The decrease in pre-tax income at Domestic Ball and Roller is due to increases in cost of products sold at the U.S. and China operations and higher SG&A, depreciation, and interest cost. The positive impact of sales volume increases ($1.4 million) and price increases from raw material inflation pass-through (1.5 million) were offset by higher inflation in material, labor, supplies ($2.2 million), and inefficiencies at US and  China operations ($1.6 million). The higher SG&A cost were due to stock compensation expense and salaries ($0.2 million). The depreciation expense was due to starting to depreciate fixed assets at the China operation ($0.2 million). The interest cost increase was due to higher interest rates on our variable rate debt ($0.4 million).

PLASTICS AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Plastics And Rubber Components
	2006	2005	Change

Net sales	$ 28,266	$ 29,356	$ (1,090)

Pre-tax income	$ 2,666	$ 677	$ 1,989

Sales at Plastics and Rubber were down primarily due to lower volume in the rubber seal business sold into the automotive market ($1.7 million) partially offset by price increases in the plastics portion of the segment ($0.6 million).

The increase in pre-tax income at the Plastics and Rubber Components Segment was due to price increases ($0.6 million) and to Level 3 and other cost saving initiatives in the areas of material usage, labor efficiency, and overhead cost ($1.9 million). These increases were partially offset by raw material and utilities inflation ($0.5 million.)

Liquidity and Capital Resources

Amounts outstanding under the $90.0 million credit facility and the $40.0 million notes as of June 30, 2006 were $18.9 million and $40.0 million, respectively. See Note 8 of the Notes to Consolidated Financial Statements. We were in compliance with all covenants of our $90.0 million syndicated credit facility and our $40.0 million senior notes as of June 30, 2006.

We bill and receive payment from some of our customers in Euros as well as other currencies. In 2006, the fluctuation of the Euro against the U.S. Dollar has negatively impacted revenue and income and increased the value of assets and liabilities as the average exchange rate is lower from the six months ended June 30, 2005 to six months ended June 30, 2006 and the spot rate at June 30, 2006 was higher than the exchange rate at December 31, 2005. As of June 30, 2006, no currency hedges were in place. A strengthening of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable, was $34.3 million at June 30, 2006 as compared to $41.1 million at December 31, 2005. The ratio of current assets to current liabilities decreased from 1.63:1 at December 31, 2005 to 1.40:1 at June 30, 2006. Cash flow provided by operations was $10.0 million during the first six months of 2006, compared with cash flow provided by operations of $0.3 million during the first six months of 2005. The primary reason for the improvement in operating cash flow from the first six months of 2005 was the reduction in inventory and increase in accounts payable. Total assets and current assets increased approximately $13.0 million and $4.9 million, respectively, from the December 31, 2005 balance due to appreciation of the Euro relative to the US dollar.

During 2006, we plan to spend approximately $18.8 million on capital expenditures of which $7.6 million is related primarily to equipment, process upgrades, and replacements, approximately $8.9 million principally related to geographic expansion of our manufacturing base, and $2.3 million related to the completion of the purchase of certain equipment at SNR. In addition, we will pay $2.0 million for contract intangibles related to the SNR equipment purchase. Of these amounts approximately $6.4 million has been spent through June 30, 2006. We intend to finance these activities with cash generated from operations and funds available under the credit facilities described above. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our working capital needs and projected capital expenditure requirements through December 2006.

During the first quarter of 2006, the Company’s Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to $10 million in common stock of the Company, during the subsequent 18 months in the open market or in private transactions, in accordance with applicable laws and regulations. This amount represented approximately 5% of the Company’s outstanding stock at the date of authorization. During the first six months ended June 30, 2006, the Company repurchased 56,821 shares at approximately $12.00 per share for a total of approximately $0.7 million. These shares will be retired and were recorded as on offset to additional paid in capital.

During the second quarter of 2006, the dividend declared on March 10, 2006 was paid totaling $1.4 million. In addition a divided declared on May 24, 2006 totaling $1.4 million was paid on June 23, 2006.

Seasonality and Fluctuation in Quarterly Results

Our net sales historically have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that cease or significantly slow production during the month of August.

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in our annual report on Form 10-K, for the fiscal year ended December 31, 2005 including those policies as discussed in Note 1 to the annual report. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies. The one material change during the six month period ended June 30, 2006 was adoption of SFAS 123(R) related to accounting for stock compensation (see Note 10 of the financial statements). SFAS 123(R) has had a minimal effect on the financial statements for the three and six month periods ended June 30, 2006, as there were no new options issued or amended and as outstanding options were 100% vested at December 31, 2005. The only impact has been the elimination of variable accounting under APB 25 and FIN 44 with the adoption of SFAS 123(R).

Sales Concentration

The contract covering sales to Schaeffler Group (INA) from our European locations expired on June 30, 2006. We are in the final stages of developing a supply agreement to replace the agreement that expired. Even though the contract has technically expired, we are still actively selling to Schaeffler Group (INA) and expect to have a signed agreement during the third quarter of 2006.

In addition, we are in process of negotiating a new long term agreement with SKF to replace the one for precision balls that expired July 31, 2006. SKF has informally agreed in principle to carry the current agreement through to December 31, 2006. We are in the final stages of negotiating a contract extension with SKF and expect to have a signed agreement during the fourth quarter of 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies. To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At June 30, 2006, we had $18.9 million outstanding under the domestic credit facilities and $40.0 million aggregate principal amount of senior notes outstanding. See Note 8 of the Notes to Consolidated Financial Statements. At June 30, 2006, a one-percent increase in the interest rate charged on our outstanding borrowings under our credit facilities, which are subject to variable interest rates, would result in interest expense increasing annually by approximately $0.2 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We did not hold a position in any foreign currency hedging instruments as of June 30, 2006.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of June 30, 2006, the end of the period covered by this quarterly report.

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

Item 1. A.  Risk Factors

There has not been any material changes in risk factors from those disclosed our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	None
b)	None
c)	Issuer purchases of equity securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1- March 31	20,474	$12.00	20,474	$9,753,714
May 1 - May 31	36,347	$12.00	36,347	$9,318,353

All purchases were made under the publicly announced $10 million repurchase plan authorized by the Board of Directors.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 18, 2006. As of March 31, 2006, the record date for the meeting, there were 17,197,598 shares of common stock outstanding and entitled to vote at the meeting. There were present at said meeting, in person or by proxy, stockholders holding 16,343,518 shares of common stock, constituting approximately 95% of the shares of common stock outstanding and entitled to vote, which constituted a quorum.

The first matter voted upon at the meeting was the election of Roderick R. Baty and Robert M. Aiken, Jr. as Class II Directors to serve for three-year terms each. The vote was 13,973,322 and 15,945,815 For and 2,370,196 and 397,703 Withheld for Messrs Baty and Aiken, respectively.

The nominees were elected to serve until the 2009 Annual Meeting of Stockholders and until their successors are duly elected and qualified. In addition to the foregoing directors, Michael E. Werner and Richard G. Fanelli are serving terms that will expire in 2007, and G. Ronald Morris and Steven T. Warshaw are serving terms that will expire in 2008.

The second matter voted upon at the meeting was the ratification of PricewaterhouseCooopers LLP as the Company’s registered independent public accounting firm for the fiscal year ending December 31, 2006. The vote was 14,383,170 For, 1,960,348 Against and 0 abstentions.

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Consent and Amendment No. 7 dated March 20, 2006 to the Credit Agreement dated May 1, 2003, among NN, Inc. and NN Europe APS as Borrower, the subsidiaries as Guarantors, the Lenders as identified therein, AmSouth Bank as Administrative Agent and SunTrust Bank as Documentation Agent and Euro Loan Agent.

10.2	Amendment No. 8 dated as of June 30, 2006 to the Credit Agreement dated May 1, 2003, among NN, Inc. and NN Europe APS as Borrower, the subsidiaries as Guarantors, the Lenders as identified therein, AmSouth Bank as Administrative Agent and SunTrust Bank as Documentation Agent and Euro Loan Agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)
Date: August 9, 2006	By:	/s/ Roderick R. Baty
Roderick R. Baty
Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 9, 2006	By:	/s/ James H. Dorton
James H. Dorton
Vice President - Corporate Development and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

Date: August 9, 2006	By:	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.
Vice President and Chief Administrative Officer (Duly Authorized Officer)