Form 10-Q
period 2006-09-30
NN INC
filed 2006-11-08
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-23486

NN, Inc.
(Exact name of registrant as specified in its charter)

Delaware	62-1096725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2000 Waters Edge Drive Building C, Suite 12 Johnson City, Tennessee 37604	(423) 743-9151
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

As of November 6, 2006 there were 17,091,596 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Index

Part I. Financial  Information

Item 1.  Financial Statements

NN, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

Three Months Ended September 30,	Nine Months Ended September 30,

(Thousands of Dollars, Except Per Share Data)	2006	2005	2006	2005
Net sales	$ 74,870	$ 74,998	$ 244,441	$ 245,500
Cost of products sold (exclusive of depreciation and amortization shown separately below)	58,693	58,177	189,597	191,848
Selling, general and administrative	7,178	7,180	21,922	21,961
Depreciation and amortization	4,192	3,998	12,779	12,302
(Gain) loss on disposal of assets	--	--	(726)	6
Income from operations	4,807	5,643	20,869	19,383

Interest expense	916	967	2,923	2,976
Other (income) expense, net	(550)	53	(310)	(286)
Income before provision for income taxes	4,441	4,623	18,256	16,693
Provision for income taxes	1,808	2,066	6,908	6,801
Net income	2,633	2,557	11,348	9,892

Other comprehensive income (loss):
Unrealized holding loss on securities, net of tax	--	--	--	(73)
Foreign currency translation gain (loss)	(867)	(460)	6,777	(10,425)
Comprehensive income (loss)	$1,766	$ 2,097	$ 18,125	$ (606)

Basic income per common share:	$ 0.15	$ 0.15	$ 0.66	$ 0.58

Weighted average shares outstanding	17,105	17,191	17,147	16,963

Diluted income per common share:	$ 0.15	$ 0.15	$ 0.65	$ 0.57

Weighted average shares outstanding	17,339	17,522	17,389	17,286

Cash dividends per common share	$ 0.08	$ 0.08	$ 0.24	$ 0.24

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$ 18,502	$ 10,856
Accounts receivable, net of allowance for doubtful accounts of $677 and $1,119, respectively	49,811	47,297
Inventories, net	37,244	38,096
Income tax receivable	--	1,237
Other current assets	9,729	8,464
Total current assets	115,286	105,950

Property, plant and equipment, net	122,853	118,829
Goodwill and intangibles, net	45,069	42,080
Other assets	2,067	2,796
Total assets	$ 285,275	$ 269,655

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 39,424	$ 41,660
Accrued salaries and wages	12,782	12,407
Income taxes	4,162	2,093
Current maturities of long-term debt	243	4,668
Other current liabilities	5,681	4,011
Total current liabilities	62,292	64,839

Non-current deferred tax liability	14,677	15,128
Long-term debt	62,500	57,900
Accrued pension and other	17,234	15,714
Total liabilities	156,703	153,581

Total stockholders’ equity	128,572	116,074

Total liabilities and stockholders’ equity	$ 285,275	$ 269,655

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock
(Thousands of Dollars and Shares)	Number of Shares	Par value	Additional paid in capital	Additional paid in capital unearned compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2005	16,777	$ 168	$ 53,423	$ --	$ 45,676	$ 15,873	$ 115,140
Shares issued	429	5	2,856	--	--	--	2,861
Issuance of restricted stock	--	--	673	(673)	--	--	--
Amortization of restricted stock award	--	--	--	103	--	--	103
Net income	--	--	--	--	9,892	--	9,892
Dividends declared	--	--	--	--	(4,093)	--	(4,093)
Foreign exchange translation loss	--	--	--	--	--	(10,425)	(10,425)
Write-off of unrealized holding gain on securities	--	--	--	--	--	(73)	(73)
Balance, September 30, 2005	17,206	$ 173	$ 56,952	$ (570)	$51,475	$ 5,375	$113,405

Balance, January 1, 2006	17,206	$ 172	$ 57,754	($467)	$ 55,218	$ 3,397	$ 116,074
Reclassification of unearned compensation	--	--	(467)	467	--	--	--
Shares issued	69	1	695	--	--	--	696
Repurchase of outstanding shares	(214)	(2)	(2,532)	--	--	--	(2,534)
Elimination of variable stock option liability	--	--	8	--	--	--	8
Net income	--	--	--	--	11,348	--	11,348
Amortization of restricted stock reward	--	--	252	--	--	--	252
Stock option expense	--	--	69	--	--	--	69
Dividends declared	--	--	--	--	(4,118)	--	(4,118)
Foreign exchange translation gain	--	--	--	--	--	6,777	6,777
Balance, September 30, 2006	17,061	$ 171	$ 55,779	$ --	$ 62,448	$ 10,174	$128,572

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2006	2005
Operating Activities:
Net income	$ 11,348	$ 9,892
Adjustments to reconcile net income to net cash provided by operating Activities:
Depreciation and amortization	12,779	12,302
Increase in allowance for doubtful accounts	223	225
Amortization of debt issue costs	427	182
(Gain) loss on disposal of property, plant and equipment	(726)	6
Compensation expense from issuance of restricted stock and incentive stock options	321	103
Compensation benefit from variable stock accounting	--	(169)
Changes in operating assets and liabilities:
Accounts receivable	(995)	(5,247)
Inventories	2,201	(1,750)
Accounts payable	(4,869)	(6,976)
Other assets and liabilities	2,042	1,691
Net cash provided by operating activities	22,751	10,259

Investing Activities:
Acquisition of property, plant, and equipment	(11,766)	(8,370)
Proceeds from disposals of property, plant and equipment	3,120	31
Acquisition of intangibles	(1,855)	--
Net cash used by investing activities	(10,501)	(8,339)

Financing Activities:
Increase in cash from book overdraft	1,055	1,870
Repayment of long-term debt	(4,668)	(4,704)
Repayment of short-term debt	(27,280)	--
Proceeds from short-term debt	27,523	--
Principal payment on capital lease	(24)	--
Repurchase of common stock	(2,534)	--
Proceeds from issuance of stock	696	2,861
Proceeds from long term debt	4,600	--
Debt issuance cost paid	(457)	--
Dividends paid	(4,118)	(4,093)
Net cash used by financing activities	(5,207)	(4,066)

Effect of exchange rate changes on cash and cash equivalents	603	(919)

Net Change in Cash and Cash Equivalents	7,646	(3,065)
Cash and Cash Equivalents at Beginning of Period	10,856	10,772
Cash and Cash Equivalents at End of Period	$ 18,502	$ 7,707

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)
Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the “Company”) have not been audited, except that the balance sheet at December 31, 2005 is derived from the Company’s consolidated audited financial statements. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three and nine month periods ended September 30, 2006 and 2005, the Company’s financial position at September 30, 2006 and December 31, 2005, and the cash flows for the nine month periods ended September 30, 2006 and 2005. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

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

The results for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of results for the year ending December 31, 2006 or any other future results.

Note 2.  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$ 8,810	$ 10,153
Work in process	6,791	5,845
Finished goods	21,643	22,098
	$ 37,244	$ 38,096

Inventories on consignment at customer locations as of September 30, 2006 and December 31, 2005 totaled $4,491 and $4,669, respectively.

Note 3.  Net Income Per Share

	Three months ended September 30,		Nine months ended September 30,
(Thousands of Dollars, Except Share and Per Share Data)	2006	2005	2006	2005

Net income	$ 2,633	$ 2,557	$ 11,348	$ 9,892

Weighted average basic shares	17,104,621	17,191,122	17,147,359	16,963,201
Effect of dilutive stock options	234,009	330,640	242,108	322,528
Weighted average dilutive shares outstanding	17,338,630	17,521,762	17,389,467	17,285,729

Basic net income per share	$ 0.15	$ 0.15	$ 0.66	$ 0.58
Diluted net income per share	$ 0.15	$ 0.15	$ 0.65	$ 0.57

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Excluded from the shares outstanding for the three and nine month periods ended September 30, 2006 were 478,250 anti-dilutive options which had exercise prices of $12.62 and $11.50. Excluded from shares outstanding for the three and nine month periods of September 30, 2005 were 357,000 anti-dilutive options which had exercise prices of $12.62.

Note 4.  Segment Information

During 2006 and 2005, our reportable segments are based on differences in product lines and geographic locations and are divided among Domestic Ball and Roller, European operations (“NN Europe”) and Plastic and Rubber Components. The Domestic Ball and Roller Segment is comprised of two manufacturing facilities in the eastern United States. Additionally, costs related to our operation in China and corporate office costs are included in the Domestic Ball and Roller Segment. The NN Europe Segment is comprised of precision ball, roller and metal cage manufacturing facilities located in Kilkenny, Ireland; Eltmann, Germany; Pinerolo, Italy; Kysucke Nove Mesto, Slovakia; and Veenendaal, The Netherlands (“Veenendaal”). All of the facilities in the Domestic Ball and Roller Segment are engaged in the production of precision balls and rollers used primarily in the bearing industry. All of the facilities in the NN Europe Segment are engaged in the production of precision balls used primarily in the bearing industry, except for Veenendaal which is engaged in the production of tapered rollers and cages for use primarily in the bearing industry. The Plastic and Rubber Components Segment is comprised of the Industrial Molding Corporation (“IMC”) business, located in Lubbock, Texas and The Delta Rubber Company (“Delta”) business, located in Danielson, Connecticut. IMC is engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation, and fiber optic markets. Delta is engaged principally in the production of engineered bearing seals used primarily in automotive, industrial, agricultural, mining and aerospace applications.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We evaluate segment performance based on income or loss from operations before income taxes. We account for inter-segment sales and transfers at current market prices. We did not have any material inter-segment transactions during the three and nine month periods ended September 30, 2005. For the three and nine month periods ended September 30, 2006, we had inter-segment sales of $850 and $1,989, respectively, which were eliminated in consolidation and from the segment financial results shown below. For the three and nine month periods ended September 30, 2006, the inter-segment sales were from Domestic Ball & Roller to NN Europe of $403 and $650, respectively, and from NN Europe to Domestic Ball & Roller of $447 and $1,339, respectively.

	Three Months Ended September 30,
	2006			2005
(In Thousands of Dollars)	Domestic Ball & Roller	NN Europe Segment	Plastic and Rubber Components	Domestic Ball & Roller	NN Europe Segment	Plastic and Rubber Components
Revenues from external customers	$ 15,365	$ 46,863	$ 12,642	$ 16,444	$ 43,749	$ 14,805
Pre-tax income (loss)	(922)	4,290	1,073	(49)	3,856	816
Assets	60,578	171,731	52,966	53,585	159,566	57,656

	Nine Months Ended September 30,
	2006			2005
(In Thousands of Dollars)	Domestic Ball & Roller	NN Europe Segment	Plastic and Rubber Components	Domestic Ball & Roller	NN Europe Segment	Plastic and Rubber Components
Revenues from external customers	$ 52,697	$ 150,836	$ 40,908	$ 48,879	$ 152,460	$ 44,161
Pre-tax income (loss)	(910)	15,427	3,739	1,647	13,553	1,493
Assets	60,578	171,731	52,966	53,585	159,566	57,656

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 5.  Recent Investing Activity

Our wholly-owned subsidiary in China, NN Precision Bearing Products Company, LTD, (“NN Asia”) started manufacturing in the first quarter of 2006. The costs incurred as a result of the start-up for the nine month period ended September 30, 2005 of approximately $0.6 million were classified as selling, general and administrative expense.

On October 7, 2005, we entered into an agreement with SNR Roulements (“SNR”) to purchase SNR’s entire internal precision ball producing equipment for approximately 5,000 Euros ($6,000). As part of the agreement, we entered into a five year supply agreement to provide SNR with an additional $9,000 of annual ball requirements. Approximately $1,700 was paid in 2005 and $4,500 is expected to be paid during 2006 to complete the equipment purchase, including related legal and transportation cost, in excess of contractual purchase price, of approximately $200. During the nine months ended September 30, 2006, the Company acquired $3,648 of SNR equipment and related contract intangibles. As of September 30, 2006, $3,039 of tangible fixed assets and $2,287 of intangible assets have been purchased related to this transaction.

Note 6.  Pensions

We have a defined benefit pension plan covering the employees at our Eltmann, Germany facility. The benefits are based on the expected years of service including the rate of compensation increase. The plan is unfunded. There were no prior service costs recognized in the nine months ended September 30, 2006 or 2005.

Components of Net Periodic Pension Cost:

	Three months ended September 30,		Nine months ended September 30,
(In Thousands of Dollars)	2006	2005	2006	2005
Service cost	$ 27	$ 24	$ 79	$ 71
Interest cost	66	49	194	146
Amortization of net gain	13	2	37	7
Net periodic pension cost	$ 106	$ 75	$ 310	$ 224

We expect to contribute approximately $350 to the Eltmann, Germany pension plan in 2006. As of September 30, 2006, approximately $261 of contributions had been made.

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan covering our Pinerolo, Italy employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment. The table below summarizes the changes to the severance indemnity at September 30, 2006 and 2005:

Three months ended September 30,	Nine months ended September 30,

(In Thousands of Dollars)	2006	2005	2006	2005
Beginning balance	$ (7,369)	$ (6,480)	$ (6,644)	$ (7,503)
Amounts accrued	(245)	(227)	(770)	(751)
Payments	(196)	(49)	133	661
Exchange and other	62	105	(467)	942
Ending balance	$ (7,748)	$(6,651)	$(7,748)	$ (6,651) )

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

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 "Accounting for Income Taxes". FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the effects of FIN 48 on our consolidated financial position, liquidity, and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our consolidated financial position and results of operations, but do not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). Part of this Statement will be effective as of December 31, 2006, and requires companies that have defined benefit pension plans and other postretirement benefit plans to recognize the funded status of those plans on the balance sheet on a prospective basis from the effective date. The funded status of these plans is determined as of the plans’ measurement dates and represents the differences between the amount of the

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

obligations owed to participants under each plan (including the effects of future salary increases for define benefit plans) and the fair value of each plan’s assets dedicated to paying those obligations. To record the funded status of those plans, unrecognized prior service costs and net actuarial losses experienced by the plans will be recorded in the Other Comprehensive Income (OCI) section of shareholders’ equity on the balance sheet. The Company is required to initially recognize the funded status of our defined benefit plan, covering our Eltmann, Germany facility, and provide required disclosures for fiscal years ending after December 15, 2006. Based on the December 31, 2005, funded status of our defined benefit plan, we estimate the effect of SFAS 158 at that time would have been to increase total liabilities approximately $0.5 million, increase assets by approximately $0.2 million, and decrease shareholders’ equity by approximately $0.3 million. The actual effect will depend on the funded status as of December 31, 2006.

Note 8.  Long-Term Debt and Short-Term Debt

Long-term debt at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
Borrowings under our $90,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (5.32% at September 30, 2006) plus an applicable margin of 0.60 to 0.925, expiring September 20, 2011	$ 22,743	$ --

Borrowings under our $30,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (5.32% at September 30, 2006) plus an applicable margin of 1.25 to 2.0 (closed on September 21, 2006)	--	17,900

Borrowings under our 26,300 Euro term loan originally expiring on May 1, 2008, bearing interest at a floating rate equal to Euro LIBOR (3.056% at June 30, 2006) plus an applicable margin of 1.25 to 2.0 payable in quarterly installments of Euro 1,314 beginning July 1, 2003 through April 1, 2008. This part of the facility was paid in full and was closed on September 21, 2006.	--	4,668

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014. Annual principal payments of $5,714 begin on April 26, 2008 and extend through the date of maturity.	40,000	40,000

Total debt	62,743	62,568

Less current maturities of long-term debt	243	4,668

Long-term debt, excluding current maturities of long-term debt	$ 62,500	$ 57,900

On September 21, 2006, the Company entered into a five-year $90.0 million revolving credit facility maturing in September 2011 with Key Bank as the administrative agent. This facility can be increased to a maximum of $120.0 million under certain conditions specified in the agreement. The credit facility provides the Company the ability to borrow in US dollars at LIBOR plus an applicable margin of 0.60 to 0.925 or Euros at EURIBOR plus an applicable margin of  0.60 to .0925. The facility has a $10.0 million swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

the life of the facility. As of September 30, 2006, $457 of capitalized loan origination cost was on the balance sheet within other assets and was presented in the Financing Activities section of the Statement of Cash Flows. This new credit facility replaced our prior $90.0 million credit facility with AmSouth Bank as administrative agent. The loan agreement contains customary financial and non-financial covenants specifying that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and merger, acquisition and other fundamental changes in the Company’s business. The credit agreement is un-collateralized except for the pledge of stock of certain foreign and domestic subsidiaries and guarantees of certain domestic subsidiaries.

The $18,917 classified as current portion of long-term debt at June 30, 2006, was repaid as the revolving credit facility which was to expire on June 30, 2007 was replaced with the new facility discussed above. In the third quarter of 2006, $95 of capitalized loan cost related to the repaid revolving facility was written off to interest expense. The $4,668 under the Euro term loan classified as current portion of long-term debt at December 31, 2005 was repaid in the first quarter of 2006. The borrowings under the 26,300 Euro term loan have all been repaid and the facility was replaced with the new facility discussed above. Capitalized loan costs related to this portion of the facility amounting to $133 were written off as of June 30, 2006. We were in compliance with all covenants related to the new $90.0 million credit facility and the $40.0 million senior notes as of  September 30, 2006.

The fair value of our fixed rate long-term borrowing is estimated using a discounted cash flow analysis based on our incremental borrowing rates for similar types of borrowing arrangements. We estimate the fair value of the $40.0 million notes to be $37,982 and $38,739 at September 30, 2006 and December 31, 2005, respectively.

Note 9.   Goodwill and Intangible Assets, net

Goodwill and intangibles, net totaled $45,069 and consisted of goodwill of $42,974 and intangible assets subject to amortization of $2,095 as of September 30, 2006.

The changes in the carrying amount of goodwill and of the intangible assets subject to amortization for the nine month period ended September 30, 2006 and the twelve month period ended December 31, 2005 are as follows:

Goodwill

(In Thousands of Dollars)	Plastic and Rubber Components Segment	NN Europe Segment	Total
Balance as of January 1, 2005	$ 25,755	$ 18,702	$ 44,457
Currency impacts	--	(2,809)	(2,809)
Balance as of December 31, 2005	$ 25,755	$ 15,893	$41,648
Balance as of January 1, 2006	$ 25,755	$15,893	$41,648
Currency impacts	--	1,326	1,326
Balance as of September 30, 2006	$ 25,755	$ 17,219	$ 42,974

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Intangible assets subject to amortization, net of amortization

(In Thousands of Dollars)	NN Europe Segment	Total
Balance as of January 1, 2005	$ --	$ --
Acquisition of intangibles	456	456
Amortization	--	--
Currency impacts	(24)	(24)
Balance as of December 31, 2005	$ 432	$ 432
Balance as of January 1, 2006	$ 432	$ 432
Acquisition of intangibles	1,855	1,855
Amortization	(243)	(243)
Currency impacts	51	51
Balance as of September 30, 2006	$ 2,095	$ 2,095

The intangible asset in the table above is a contract intangible related to the SNR purchase agreement and related supply agreement (See Note 5.) This intangible asset is subject to amortization over approximately 5 years and amortization expense will approximate $500 for each of the five years. For the three and nine months ended September 30, 2006, the amortization expense totaled $125 and $243, respectively, and accumulated amortization totaled $243 at September 30, 2006.

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

The Company adopted SFAS No. 123(R) using the modified prospective method that requires compensation expense of all employee and non-employee director share-based compensation awards be recognized in the financial statements based upon their fair value over the requisite service or vesting period for all new awards granted after the effective date and for all awards granted prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Under the requirements of APB No. 25, the Company was required to recognize compensation cost only for stock option awards granted at a price lower than the market stock price at the date of grant. Effective with adoption of SFAS No. 123(R) , compensation expense related to stock option awards is recognized in the financial statements at the fair value of the award. The Company accounts for restricted share awards by recognizing the fair value of the awarded stock at the grant date as compensation expense over the vesting period, less anticipated forfeitures.

In accordance with implementation requirements of SFAS No. 123(R) under the modified prospective method, the Company did not restate prior fiscal periods and is required to continue the same disclosure only requirements of SFAS No. 123 for comparative purposes until all periods reported are comparable on the same basis. The following table illustrates the reported net earnings for 2005 and pro-forma net earnings for 2005 including the effects of expensing stock options.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

(In Thousands, Except per Share Data)	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income - as reported	$ 2,557	$ 9,892
Stock based compensation (income) expense, net of income tax, included in net income as reported	(49)	(108)
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	(19)	(307)
Net income - pro-forma for 2005	$ 2,489	$ 9,477

Basic earnings per share - as reported	$ 0.15	$ 0.58
Stock based compensation (income) expense, net of income tax, included in net income as reported	(0.01)	(0.01)
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	--	(0.02)
Basic earnings per share - pro-forma for 2005	$ 0.14	$ 0.55

Earnings per share-assuming dilution - as reported	$ 0.15	$ 0.57
Stock based compensation (income) expense, net of income tax, included in net income as reported	(0.01)	(0.01)
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	--	(0.02)
Earnings per share - assuming dilution-pro-forma for 2005	$ 0.14	$ 0.54

In the three and nine month periods ended September 30, 2006, approximately $116 and $321, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards. The cost recognized related to the restricted stock awards for the three and nine month periods was $47 and $252, respectively. The compensation expense recognized related to stock options during the three and nine month periods ended September 30, 2006 was $69. The impact on net income of all stock compensation expense in the nine months ended September 30, 2006 was approximately $231, net of tax benefits of $90.

Stock Option Awards

Option awards are typically granted to non-employee directors and key employees on an annual basis. A single option grant is typically awarded to eligible employees and non-employee directors in the third quarter of each year if and when granted by the Compensation Committee of the Board of Directors and occasional individual grants are awarded to eligible employees throughout the year. All employee and non-employee directors are awarded options at an exercise price equal to the closing price of the Company's stock on the date of grant. The term life of options is ten years with vesting periods of generally three years for key employees and one year for non-employee directors. The fair value of options cannot be determined by market value as our options are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes model which relies on certain assumptions to estimate an option's fair value.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

On August 14, 2006, the Company granted 154 options to certain key employees and non-employee directors. The assumptions relevant to determining the fair value at the date of grant are below:

Term	-	6 years
Risk free interest rate	-	4.95%
Dividend yield	-	2.78%
Volatility	-	43.68%
Expected forfeiture rate	-	6.20%

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

The forfeiture rate is determined from examining the historical pre-vesting forfeiture patterns of past option issuances to key employees and non-employee directors. While the forfeiture rate is not an input of the Black Scholes model for determining the fair value of the options, it is an important determinant of stock option compensation expense to be recorded. Prior to the quarter ended September 30, 2006, the Company used a standard forfeiture rate of 5%.

The term is derived from using the “Simplified Method” of determining stock option terms as described under the Securities and Exchange Commissions Staff Accounting Bulletin 107. Prior to the quarter ended September 30, 2006, the option term was equal to the vesting period of 3 years.

The following table provides a reconciliation of option activity for the nine month period ended September 30, 2006:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	1,403	$9.56
Granted	154	$11.50
Exercised	(69)	9.14
Forfeited or expired	--	--
Outstanding at September 30, 2006	1,488	$9.80	6.31	$3,025(1)
Exercisable at September 30, 2006	1,334	$9.60	5.80	$2,974(1)

(1) Intrinsic value is the amount by which the market price of the stock exceeds the exercise price of the options at September 30, 2006.

At December 31, 2005, all outstanding options were fully vested and no compensation expense was incurred from these options. There were 154 and 267 options granted, respectively during the nine month periods ended September 30, 2006 and 2005. The weighted average grant date fair value of the options granted during the nine months ended September 30, 2006 was $4.30. As of September 30, 2006, there was approximately $522 of unrecognized compensation cost to be recognized over approximately three years.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Cash proceeds from the exercise of options in the three and nine month periods ended September 30, 2006 totaled approximately $0 and $696, respectively. In the three and nine month periods ended September 30, 2005, the Company received $739 and $2,861, respectively, in cash proceeds from the exercise of stock options. For the nine month periods ended September 30, 2006 and 2005, proceeds from stock options were presented inclusive of tax benefits of  $87 and $626, respectively, in the Financing Activities section of the Consolidated Statements of Cash Flows. The total intrinsic value of options exercised during the nine month periods ended September 30, 2006 and 2005 was $290 and $1,846, respectively.

Restricted Stock Awards

In addition to stock option awards, the Company has restricted stock awards, the first grant of which was in July 2005. The Company’s policy for issuing restricted shares is similar to that described under “Stock Option Awards”. The recognized compensation costs before tax for these restricted stock awards in the three and nine month periods ended September 30, 2006 were approximately $47 and $252, respectively. The recognized compensation expense for restricted stock in the three and nine month periods ended September 30, 2005 was $103. The unrecognized compensation cost before tax for these awards at September 30, 2006 and 2005 total approximately $215 and $570, respectively, to be recognized over approximately two years. As of September 30, 2006, the forfeiture rate of the awards granted was 0%. Below is a summary of the status of the restricted shares as of September 30, 2006 and changes during the nine month period ended September 30, 2006:

Non-vested Shares	Shares (000)	Weighted Average Grant- Date Fair Value
Non-vested at January 1, 2006	53	$ 12.70
Granted	--	--
Vested	(18)	$ 12.70
Forfeited	--	--
Non-vested at September 30, 2006	35	$ 12.70

Note 11.   Common Stock Repurchase

During the first quarter of 2006, the Company’s Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to $10 million in common stock of the Company, during the subsequent 18 months in the open market or in private transactions, in accordance with applicable laws and regulations. This amount represented approximately 5% of the Company’s outstanding stock at the date of authorization. During the third quarter of 2006, the Company repurchased 157 shares at an approximate average cost of $11.82 a share for a total of $1,852. For the nine months ended September 30, 2006, the Company has repurchased 214 shares for a total of $2,534 at an approximate average cost of $11.87 per share. These shares have been retired and were recorded as an offset to additional paid in capital.

Note 12.   Restructuring Charges

Eltmann, Germany Restructuring

During the fourth quarter of 2004, we announced a reduction in staffing at our Eltmann, Germany ball production facility, a component of our NN Europe Segment. This restructuring has affected 76 employees and is expected to affect another 8 and will be completed during 2006.

The following summarizes the restructuring charges related to the restructuring at the Company’s Eltmann, Germany facility for the twelve months ended December 31, 2005 and the nine months ended September 30, 2006:

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Twelve months ended December 31, 2005

(In Thousands of Dollars)	Reserve Balance at 01/01/05	Adjustment to Reserve	Paid in 2005	Currency Impacts	Reserve Balance at 12/31/05
Severance and other employee costs	$ 2,290	$ (342)	$ (884)	$ (219)	$ 845
	$ 2,290	$ (342)	$ (884)	$ (219)	$ 845

Nine months ended September 30, 2006

(In Thousands of Dollars)	Reserve Balance at 01/01/06	Charges	Paid in 2006	Currency Impacts	Reserve Balance at 09/30/06
Severance and other employee costs	$ 845	$ --	$ (531)	$ 45	$ 359
	$ 845	$ --	$ (531)	$ 45	$ 359

No additional charges are expected to be incurred related to the 2004 restructuring program. We expect to pay all amounts by 2007, as some employees have elected to defer their severance payments. There were no additional restructuring charges during the three and nine month periods ended September 30, 2006 or 2005.

Note 13.   Property, Plant and Equipment

During the first quarter of 2006, we completed a sale of excess land and two buildings at NN Europe’s Pinerolo, Italy plant. The net book value of this land and buildings was $1,013 and was classified as held for sale at December 31, 2005. The proceeds from the sale were $2,804, resulting in a pre-tax gain of $1,791. In addition, the Pinerolo plant disposed of excess machinery in the first quarter of 2006 with a net book value of $1,087, resulting in a pre-tax loss of $1,065.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under Item 1.A. “Risk Factors”. There have been no material changes to these risk factors since December 31, 2005.

Results of Operations

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

CONSOLIDATED

(In Thousands of Dollars)		Total
	2006	2005	Change
Net sales	$ 74,870	$ 74,998	$ (128)
Cost of products sold (exclusive of depreciation and amortization shown separately below)	58,693	58,177	516
Selling, general, and administrative	7,178	7,180	(2)
Depreciation and amortization	4,192	3,998	194
Interest expense, net	916	967	(51)
Other (income) expense, net	(550)	53	(603)
Income before provision for income taxes	4,441	4,623	(182)
Provision for income taxes	1,808	2,066	(258)
Net income	$ 2,633	$ 2,557	$ 76

Net Sales. Overall revenues decreased as sales in the Plastics and Rubber Components Segment (“Plastics and Rubber”) ($2.2 million) and Domestic Ball and Roller Segment (“Domestic Ball and Roller”) ($1.0 million) were lower and the NN Europe Segment (“NN Europe”) sales were up ($3.1 million). The Plastics and Rubber sales to certain automotive customers were lower than same quarter last year. The NN Europe increase was due primarily to the positive impacts from Euro denominated sales increasing in value relative to the dollar ($2.2 million) and price increases from contractual raw material pass through ($0.7 million). Domestic Ball and Roller sales were down due to lower sales to an existing customer as a result of a workers’ strike in Korea.

Cost of Products Sold (exclusive of depreciation and amortization.) Cost of products sold decreased in Plastics and Rubber ($2.2 million) and at Domestic Ball and Roller ($0.3 million). Cost of products sold was up at NN Europe ($3.0 million). The Plastics and Rubber decrease was due to lower sales volume to certain larger automotive customers and cost management and cost reduction initiatives. Domestic Ball and Roller was down due to lower sales volume partially offset by higher inflation net of cost reductions. NN Europe was up due to Euro denominated cost increasing in value relative to the U.S. Dollar ($1.8 million), increased sales volumes, and inflation partially offset by cost reductions.

Selling, General and Administrative Expenses. The unfavorable impact of Euro denominated costs increasing in value relative to the dollar ($0.2 million) was offset by decreases due to overall cost control initiatives.

Results by Segment

NN EUROPE SEGMENT

	NN Europe
(In Thousands of Dollars)	2006	2005	Change
Net sales	$ 46,863	$ 43,749	$ 3,114

Pre-tax income	$ 4,290	$ 3,856	$ 434

The sales increase at NN Europe was primarily due to the positive impacts from the increase in value of the Euro relative to the U.S. Dollar ($2.2 million). Additionally, NN Europe benefited from price increases of passing through raw material inflation to certain customers with long term sales contracts ($0.7 million). Finally, volume was up slightly, as sales to a new customer offset unfavorable product mix to an existing customer ($0.2 million).

Foreign exchange appreciation of the Euro added $0.2 million to pre-tax income. The increases in sales price from passing through raw material cost increases were offset by raw material inflation. Inflation in labor and utilities ($1.2 million) was not completely offset by cost reduction initiatives ($1.0 million). Pre-tax income was negatively affected by higher spending for research and development in Europe ($0.1 million). Depreciation and amortization costs were higher due to depreciation and amortization of the machinery and contract intangibles from the SNR machinery purchase ($0.2 million). Interest costs were lower as NN Europe paid off its Euro based loans during the first quarter of 2006 ($0.3 million). An additional positive impact of foreign exchange was from the increasing value of the Slovakian Koruna against the Euro at our Slovakian operation ($0.5 million).

DOMESTIC BALL AND ROLLER SEGMENT

	Domestic Ball and Roller
(In Thousands of Dollars)	2006	2005	Change
Net sales	$ 15,365	$ 16,444	$ (1,079)

Pre-tax loss	$ (922)	$ (49)	$ (873)

The revenues at Domestic Ball and Roller were down due to volume decreases to an existing customer ($1.3 million). The cause for this downturn was the customer’s business being affected by a workers’ strike at an automotive manufacturer in Korea, which is now ended. Partially offsetting this volume loss was favorable sales mix and targeted price increases for certain products ($0.2 million).

The decrease in pre-tax income is from the sales volume reductions net of lower manufacturing cost ($0.6 million) and inefficiencies at the China operation due to start up of manufacturing operations ($0.3 million). Targeted sales price increases partially offset these decreases ($0.2 million). In addition, interest expense increased due to higher debt balances and interest rates on variable rate debt ($0.2 million).

PLASTICS AND RUBBER COMPONENTS SEGMENT

	Plastics And Rubber Components
(In Thousands of Dollars)	2006	2005	Change
Net sales	$ 12,642	$ 14,805	$ (2,163)

Pre-tax income	$ 1,073	$ 816	$ 257

Revenues in Plastics and Rubber were down due to lower sales volume of rubber seals into the automotive market ($2.2 million).

Pre-tax income was negatively affected by the volume decreases in sales net of cost of goods sold ($0.9 million), which was more than offset by cost reductions. The cost reductions were in the areas of material usage, labor, fixed overhead, and administrative cost, and are the direct result of the IMC portion of segment extensively applying the principles of Level 3 ($1.1 million).

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

CONSOLIDATED

(In Thousands of Dollars)	Total
	2006	2005	Change
Net sales	$ 244,441	$ 245,500	$ (1,059)
Cost of products sold (exclusive of depreciation and amortization shown separately below)	189,597	191,848	(2,251)
Selling, general, and administrative	21,922	21,961	(39)
Depreciation and amortization	12,779	12,302	477
(Gain) loss on disposal of assets	(726)	6	(732)
Interest expense, net	2,923	2,976	(53)
Other income, net	(310)	(286)	(24)
Income before provision for income taxes	18,256	16,693	1,563
Provision for income taxes	6,908	6,801	107
Net income	$ 11,348	$ 9,892	$ 1,456

Net Sales. Overall sales decreased due to the effects of foreign exchange ($2.7 million) and lower sales volume ($3.5 million) partially offset by higher selling prices from the pass through of raw material price inflation to certain customers ($5.1 million.) The foreign exchange effects were due to Euro denominated sales having less value relative to the U.S. Dollar in 2006 versus 2005. The lower sales volume was in NN Europe ($1.7 million) and Plastics and Rubber ($4.0 million) offset by Domestic Ball and Roller ($2.2 million). The price increases were in all three segments.

Cost of Products Sold (exclusive of depreciation and amortization.) Cost of products sold decreased primarily as Euro denominated cost had less value relative to the U.S. Dollar ($2.2 million), in addition to lower sales volume ($2.7 million), and impacts of cost reductions ($4.3 million). These decreases were partially offset by increased cost of products sold due to inflation in raw material, energy, labor, and other manufacturing costs ($7.0 million).

Selling, General and Administrative Expenses. For the nine month period, these costs were flat; however, the positive foreign exchange impact of Euro denominated cost losing in value relative to the U.S. Dollar ($0.2 million) was offset by higher compensation costs due to stock option expensing.

(Gain) Loss of Disposal of Assets. In 2006, NN Europe had a gain related to the disposal of excess land and building of $1.8 million which was partially offset by a loss on disposal of excess equipment of $1.1 million.

RESULTS BY SEGMENT

NN EUROPE SEGMENT

	NN Europe
(In Thousands of Dollars)	2006	2005	Change
Net sales	$ 150,836	$ 152,460	$ (1,624)

Pre-tax income	$ 15,427	$ 13,553	$ 1,874

The revenue decrease at NN Europe was primarily due to the effect of Euro denominated sales having less value relative to the U.S. Dollar in 2006 versus 2005 ($2.7 million). In addition, volume was lower ($1.7 million) primarily due to the forecasted loss of INA business and lower sales of higher priced small sized balls to an existing customer. These reductions were partially offset by price increases from contractual pass through of raw material cost increases to certain customers ($2.8 million).

The increase in pre-tax income at NN Europe is due to price increases to customers, lower cost of products sold, gain from sale of land and building and lower interest costs, partially offset by effects of devaluation of the Euro relative to the U.S. Dollar, and effects of inflation in material, labor and utilities. Material, labor, and utility inflation ($4.2 million) was completely offset by cost reduction initiatives ($3.0 million), and the sales price increases due to contractual pass through of raw material cost increases to customers ($2.8 million). The negative impact on pre-tax income of the devaluation of the Euro relative to the U.S. Dollar in 2006 vs. 2005 ($0.3 million), and lower sales volume ($0.4 million) reduced pre-tax income. The gain from the sale of land at Pinerolo, net of machinery disposals, added $0.7 million to pre-tax income. Interest cost was lower ($0.7 million) due to the pay-off in the first quarter of 2006 of the Euro denominated loan. Depreciation and amortization expense was higher due to depreciation and amortization of machinery and contract intangibles from the SNR machinery purchase ($0.5 million).

DOMESTIC BALL AND ROLLER SEGMENT

	Domestic Ball and Roller
(In Thousands of Dollars)	2006	2005	Change
Net sales	$ 52,697	$ 48,879	$ 3,818

Pre-tax income (loss)	$ (910)	$ 1,647	$ (2,557)

The sales increases at Domestic Ball and Roller are due primarily to higher sales volume of $2.2 million and price increases from passing through material inflation to customers of $1.6 million. The sales volume increases were within ball products of the segment due to the effects of share gain within an existing customer. In the third quarter, this volume increase was partially offset by a downturn at an existing customer due to an automotive strike in Korea.

The decrease in pre-tax income at Domestic Ball and Roller is due to increases in cost of products sold at the U.S. and China operations and higher SG&A, depreciation, and interest cost. The positive impact of sales volume increases ($0.8 million) and price increases from raw material inflation pass-through ($1.6 million) were offset by higher inflation in material, labor, supplies ($2.8 million), and inefficiencies primarily at our China operations due to start up of the manufacturing facility and at our U.S. operations to a lesser extent ($1.4 million). The higher SG&A cost were due to stock compensation expense and salaries ($0.2 million). The increased depreciation expense was due to starting to depreciate fixed assets at the China operation ($0.2 million). The interest cost increase was due to higher outstanding balances and interest rates on our variable rate debt ($0.5 million).

PLASTICS AND RUBBER COMPONENTS SEGMENT

	Plastics And Rubber Components
(In Thousands of Dollars)	2006	2005	Change
Net sales	$ 40,908	$ 44,161	$ (3,253)

Pre-tax income	$ 3,739	$ 1,493	$ 2,246

Sales at Plastics and Rubber were down primarily due to lower volume in the rubber seal business sold into the automotive market ($4.0 million) partially offset by targeted price increases, not related to material cost pass through, in the plastics portion of the segment ($0.7 million).

The increase in pre-tax income at the Plastics and Rubber Components Segment was due to price increases ($0.7 million) and to Level 3 and other cost saving initiatives in the areas of material usage, labor efficiency, and overhead cost ($3.4 million). These increases were partially offset by raw material and utilities inflation ($0.4 million) and the impact, net of cost of goods sold, of reductions in sales volume ($1.5 million.)

Liquidity and Capital Resources

On September 30, 2006, the Company entered into a new $90.0 million five year revolving credit facility, with Key Bank as the administrative lead, which can be increased up to a maximum of $120.0 million under certain conditions. Although the maximum amount under the facility is $120.0 million, initially only $90.0 million has been approved by the lenders. The additional $30.0 million is a pre-approved option to increase the size of the facility should the Company need to do so in the future and maintain current creditworthiness. The prior $90.0 million credit facility with AmSouth Bank as administrative lead was paid in full and cancelled as of the same date.

Amounts outstanding under the new $90.0 million credit facility and the $40.0 million notes as of September 30, 2006 were $22.7 million and $40.0 million, respectively. See Note 8 of the Notes to Consolidated Financial Statements. We were in compliance with all covenants of our new $90.0 million syndicated credit facility and our $40.0 million senior notes as of September 30, 2006.

We bill and receive payment from some of our customers in Euros as well as other currencies. In 2006, the fluctuation of the Euro against the U.S. Dollar has negatively impacted revenue and income and increased the value of assets and liabilities, as the average exchange rate is lower from the nine months ended September 30, 2005 to nine months ended September 30, 2006 and the spot rate at September 30, 2006 was higher than the exchange rate at December 31, 2005. As of September 30, 2006, no currency hedges were in place. A strengthening of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable, was $53.0 million at September 30, 2006 as compared to $41.1 million at December 31, 2005. The ratio of current assets to current liabilities increased from 1.63:1 at December 31, 2005 to 1.85:1 at September 30, 2006. The increase in working capital is due primarily to the increase in the cash balance in Europe ($6.8 million) and the appreciation in value of Euro denominated working capital balances when translated to US Dollars ($1.0 million). In addition, the working capital is higher due to the payoff of the short term portion of debt ($4.7 million) that was offsetting the December 31, 2005 working capital. Cash flow provided by operations was $22.8 million during the first nine months of 2006, compared with cash flow provided by operations of $10.3 million during the first nine months of 2005. The increase in operating cash flow is due to higher net income excluding non cash effects of depreciation and amortization ($2.2 million) and improvements in management of working capital. Accounts receivable have increased in 2006 at a much lower rate than 2005 due to improved days sales outstanding performance and lower sales volumes ($4.0 million). Inventory levels have been reduced in 2006, versus an increase in 2005, in line with 2006 targeted inventory reductions goals ($4.0 million). Finally, the reduction in accounts payable has been less in 2006 than 2005 ($2.1 million).

Total assets and current assets increased approximately $11.3 million and $4.2 million, respectively, from the December 31, 2005 balance due to appreciation of the Euro relative to the U.S. Dollar. Factoring out the foreign exchange effects, accounts receivable, net is up due to higher sales volume than year end and an increase in days sales outstanding ($0.7 million). Inventories, net are down due to targeted inventory reduction goals for 2006 ($2.2 million). Cash and cash equivalents are higher due to the positive cash flow in Europe ($6.8 million). Subsequent to quarter end, this cash was repatriated to pay down debt in the U.S. Factoring out foreign exchange effects, property plant and equipment, net is lower as year to date capital spending has been lower than depreciation and the NN Europe Segment disposed of certain machines ($1.8 million). In addition, land held for sale at December 31, 2005 was sold ($1.1 million). Finally, goodwill and intangibles, net increased by $1.9 million due to the acquisition of the contract intangibles related to the SNR asset purchase.

Total liabilities and current liabilities increased approximately $5.0 million and $3.2 million, respectively from the December 31, 2005 balance due to appreciation of the Euro relative to the U.S. Dollar. Factoring out the foreign exchange effects, Accounts payable is lower primarily due to the effect of seasonality of purchases in Europe caused by the August holidays ($4.3 million).

During 2006, we plan to spend approximately $18.8 million on capital expenditures of which $7.6 million is related primarily to equipment, process upgrades, and replacements, approximately $8.9 million principally related to geographic expansion of our manufacturing base, and $2.3 million related to the completion of the purchase of certain equipment at SNR. In addition, we will pay $2.0 million for contract intangibles related to the SNR equipment purchase. Of these amounts approximately $13.5 million has been spent through September 30, 2006. We intend to finance these activities with cash generated from operations and funds available under the credit facilities described above. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our working capital needs, projected capital expenditure requirements, dividends payments, and share repurchase program through December 2006.

During the first quarter of 2006, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $10 million in our common stock during the subsequent 18 months in the open market or in private transactions, in accordance with applicable laws and regulations. This amount represented approximately 5% of our outstanding stock at the date of authorization. During the three and nine month periods ended September 30, 2006, we repurchased 0.157 million and 0.214 million shares, respectively, at an average of approximately $11.82 and $11.87 per share, respectively, for a total of approximately $1.9 million and $2.5 million, respectively. These shares were retired and were recorded as on offset to additional paid in capital.

During the third quarter of 2006, the dividend declared on August 14, 2006 was paid totaling $1.4 million. For the nine months ended September 30, 2006, $4.1 million in dividends have been declared and paid at a rate of approximately $0.24 a share.

Seasonality and Fluctuation in Quarterly Results

Our net sales historically have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that cease or significantly slow production during the month of August.

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in our annual report on Form 10-K, for the fiscal year ended December 31, 2005 including those policies as discussed in Note 1 to the annual report. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies. The one material change during the nine month period ended September 30, 2006 was adoption of SFAS 123(R) related to accounting for stock compensation (see Note 10 of the financial statements). SFAS 123(R) has had a minimal effect on the financial statements for the three and nine month periods ended September 30, 2006, as 2006 options granted were only outstanding for two months of 2006 and as outstanding options were 100% vested at December 31, 2005. In addition, SFAS 123 (R) has mandated the elimination of variable accounting under APB 25 and FIN 44 with the adoption of SFAS 123(R).

Sales Concentration

The contract covering sales to Schaeffler Group (INA) from our European locations expired on June 30, 2006. We are in the final stages of developing a supply agreement to replace the agreement that expired. Even though the contract has technically expired, we are still actively selling to Schaeffler Group (INA). We have reached an agreement in principle for a two year extension and expect to have a signed agreement during the fourth quarter of 2006.

In addition, we are in process of negotiating a new long term agreement with SKF to replace the one for precision balls that expired July 31, 2006. SKF has informally agreed in principle to carry the current agreement through to December 31, 2006. We have an agreement in principle with SKF for a three year extension and expect to have a signed agreement during the fourth quarter of 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies. To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At September 30, 2006, we had $22.7 million outstanding under the domestic credit facilities and $40.0 million aggregate principal amount of senior notes outstanding. See Note 8 of the Notes to Consolidated Financial Statements. At September 30, 2006, a one-percent increase in the interest rate charged on our outstanding borrowings under our credit facilities, which are subject to variable interest rates, would result in interest expense increasing annually by approximately $0.2 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We did not hold a position in any foreign currency hedging instruments as of September 30, 2006.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of September 30, 2006, the end of the period covered by this quarterly report.

There have been no changes in this fiscal quarter in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

On March 20, 2006, we, as well as numerous other parties, received correspondence from the Environmental Protection Agency (“EPA”) requesting information regarding a former waste recycling vendor previously used by us. The vendor has since ceased operations and the EPA is investigating the clean up of the site or sites used by the vendor. As of the date of this report, we do not know whether we have any liability related to this vendor’s actions or estimatable range for any potential liability.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	None
b)	None
c)	Issuer purchases of equity securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) including commissions	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1- March 31	20,474	$12.03	20,474	$9,753,714
May 1 - May 31	36,347	$11.98	36,347	$9,318,353
July 1 - July 31	3,100	$11.99	3,100	$9,281,185
August 1 - August 31	153,615	$11.82	153,615	$7,466,064

All purchases were made under the publicly announced $10 million repurchase plan authorized by the Board of Directors.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	NN, Inc. Elective Deferred Compensation Plan as of January 1, 2005, as amended November 2, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)
Date: November 8, 2006	By:	/s/ Roderick R. Baty
Roderick R. Baty
Title: Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 8, 2006	By:	/s/ James H. Dorton
James H. Dorton
Title: Vice President - Corporate Development and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

Date: November 8, 2006	By:	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.
Title: Vice President and Chief Administrative Officer (Duly Authorized Officer)