Form 10-K
period 2006-12-31
NN INC
filed 2007-03-16
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-23486

NN, INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1096725
(State or other jurisdiction of incorporation or rganization)	(I.R.S. Employer Identification No.)
2000 Waters Edge Drive
Johnson City, Tennessee	37604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (423) 743-9151
_______________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.            Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2006, based on the closing price on the NASDAQ Stock Market LLC on that date was approximately $184,144,653.

The number of shares of the registrant’s common stock outstanding on March 12, 2007 was 16,854,616.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement with respect to the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Part I

Item 1. Business Overview

NN, Inc. manufactures and supplies high precision bearing components, consisting of balls, cylindrical rollers, tapered rollers, seals, and plastic and metal retainers, for leading bearing manufacturers on a global basis. We are a leading independent manufacturer of precision steel bearing balls for the North American and European markets. Our core business is the manufacture and sale of high quality, precision ball and roller bearing components including steel balls and rollers.  In 2006, sales of balls and rollers accounted for approximately 78% of the Company’s total net sales with 58% and 20% of sales from balls and rollers, respectively. Sales of metal bearing retainers accounted for 6% of net sales and sales of precision molded plastic and rubber parts accounted for the remaining 16%. See Note 13 of the Notes to Consolidated Financial Statements. In 1998, we began implementing a strategic plan designed to position us as a worldwide manufacturer and supplier of a broad line of bearing components and other precision plastic components. Through a series of acquisitions executed as part of that plan, we have built upon our strong core ball business and expanded our bearing component product offering. Today, we offer among the industry’s most complete line of commercially available bearing components. We emphasize engineered products that take advantage of our competencies in product design and tight tolerance manufacturing processes. Our bearing customers use our components in fully assembled ball and roller bearings, which serve a wide variety of industrial applications in the transportation, electrical, agricultural, construction, machinery, mining and aerospace markets. As used in this Annual Report on Form 10-K, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

In the fourth quarter of 2005, we developed a new five-year strategic business plan driven by perceived slower growth in the metal bearing components market and a need to create diversification in served customers and end markets.  NN began to execute on this strategy in 2006.  As part of this new strategy, on November 30, 2006, we added a precision metal components product line through the acquisition of Whirlaway Corporation (“Whirlaway”) (see Note 2 of the Notes to Consolidated Financial Statements). Whirlaway is a high precision metal components and assemblies manufacturer that supplies customers serving the air conditioning, appliance, automotive, commercial refrigeration and diesel engine industries. This entry into the precision metal components market is part of our new strategy to serve markets and customers we view as adjacent to bearing components that utilize our core manufacturing competencies. Management views this new product line as a new segment entitled "Precision Metal Components" and has retained Whirlaway management to run the segment.

For managerial and financial analysis purposes, management views the Company’s operation in three reporting segments: the manufacturing operations of Erwin, Tennessee and Mountain City, Tennessee, our plant in China, the European facilities of Kilkenny, Ireland; Eltmann, Germany; Pinerolo, Italy; Veenendaal, The Netherlands and Kysucke Nove Mesto, Slovakia (“Metal Bearing Components Segment”), the operations of Industrial Molding Corporation (“IMC”) and The Delta Rubber Company (“Delta”) (collectively “Plastic and Rubber Components Segment”), and beginning November 30, 2006, the operations of Whirlaway (“Precision Metal Components Segment”).  Financial information about segments is set forth in Note 13 of the Notes to Consolidated Financial Statements.

Recent Developments

On November 30, 2006 we purchased 100% of the stock of Whirlaway Corporation from its sole shareholder for approximately $45.6 million. Whirlaway manufactures precision metal components for the automotive and industrial end markets. Whirlaway operates three manufacturing plants in Ohio and one in Arizona.

In January 2007, we entered into a two year supplier agreement with Schaeffler Group (INA) effective as of July 1, 2006 that replaced the agreement that expired on June 30, 2006.

In February 2006, we reached an informal agreement in principle to extend our supply agreement with AB SKF (“SKF”) until the end of 2006. The agreement would have expired on July 31, 2006. SKF is a global bearing manufacturer and our largest customer. We are currently in discussions with SKF to formally extend the agreement through the end of 2009 and expect conclusion during the first half of 2007.

On October 7, 2005, we entered into an agreement with SNR Roulements (“SNR”) to purchase SNR’s entire internal precision ball producing equipment for approximately 5.2 million Euros ($6.2 million). SNR, a division of Renault SA, France, is a global bearing manufacturer and supplier to the automotive, industrial and aerospace industries. As part of the transaction, we received a three -year supply agreement for the present business (approximately $8.0 million) and a five-year supply agreement to provide SNR with its annual ball requirements of the former in-house production of approximately $9.0 million. The product will be supplied from our European existing precision ball operations.

During 2004, we formed a wholly owned subsidiary, NN Precision Bearing Products Company Co., Ltd, (“NN Asia)”. This subsidiary, which began production of precision balls during the fourth quarter of 2005, is located in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China and is a component of our strategy to globally expand our manufacturing base. The costs incurred as a result of this start-up are included in our Metal Bearing Components Segment during the years ended December 31, 2005 and 2004.

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

Products

Precision Steel Balls. At our Metal Bearing Components Segment facilities, we manufacture and sell high quality, precision steel balls in sizes ranging in diameter from 5/32 of an inch to 2 ½ inches. We produce and sell balls in grades ranging from grade 3 to grade 1000, according to international standards endorsed by the American Bearing Manufacturers Association. The grade number for a ball, in addition to defining allowable dimensional variation within production batches, indicates the degree of spherical precision of the ball; for example, grade 3 balls are manufactured to within three-millionths of an inch of roundness. Our steel balls are used primarily by manufacturers of anti-friction bearings where precise spherical, tolerance and surface finish accuracies are required. At the domestic locations, sales of steel balls accounted for approximately 80%, 87%, and 86% of net sales in 2006, 2005, and 2004 respectively. At the European locations, sales of steel balls accounted for approximately 67%, 65%, and 68% of net sales in 2006, 2005 and 2004, respectively.

Steel Rollers. We manufacture cylindrical rollers at our Erwin, Tennessee facility. Cylindrical rollers are normally defined by the combination of diameter and length. Most cylindrical rollers are made to specific customer requirements for diameter and length, so there is very little overlap of common cylindrical rollers matching two or more customers’ needs. The Company has experienced minimal roller product returns and does not have any customer acceptance clauses. Rollers are an alternative rolling element used instead of balls in anti-friction bearings that typically have heavier loading or different speed requirements. Our roller products are used primarily for applications similar to those of our ball product lines, plus certain non-bearing applications such as hydraulic pumps and motors. Cylindrical rollers accounted for approximately 4%, 4%, and 3% of net sales in 2006, 2005, and 2004, respectively. We manufacture tapered rollers at our Veenendaal, The Netherlands facility. These tapered rollers are used in tapered roller bearings that are used in a variety of applications including automotive gearbox applications, automotive wheel bearings and a wide variety of industrial applications. Tapered rollers accounted for approximately 16%, 16% and 14% of net sales in 2006, 2005 and 2004, respectively.

Bearing Seals. At our Plastic and Rubber Components Segment’s Danielson, Connecticut facilities, we manufacture and sell a wide range of precision bearing seals produced through a variety of compression and injection molding processes and adhesion technologies to create rubber-to-metal bonded bearing seals. The seals are used in applications for automotive, industrial, agricultural, mining and aerospace markets.

Retainers. We manufacture and sell precision metal and plastic retainers for ball and roller bearings used in a wide variety of industrial applications. Retainers are used to separate and space the rolling elements (balls or rollers) within a fully assembled bearing. We manufacture plastic retainers at our Lubbock, Texas facilities and metal retainers at our Veenendaal, The Netherlands facility.

Precision Plastic Components. At our Plastic and Rubber Components Segment’s Lubbock, Texas facilities, we also manufacture and sell a wide range of specialized plastic products including automotive under-the-hood components, electronic instrument cases and precision electronic connectors and lenses, as well as a variety of other specialized parts.

Precision Metal Components.  Beginning with the purchase of Whirlaway Corporation on November 30, 2006, we began to sell a wide range of precision metal components. These components are manufactured at the three Whirlaway plants in Ohio and the plant in Arizona. The precision metal components offered include fluid control components, fluid control assemblies, shafts, and other precision metal parts. The components are used in the following end markets: automotive brake/chassis, thermal air conditioning systems, commercial refrigeration, automotive engine, diesel engine fuel systems, other automotive and industrial applications.

Research and Development. The amounts spent on research and development activities by us during each of the last three fiscal years are not material. Amounts spent are expensed as incurred.

Customers

Our bearing component products are supplied primarily to bearing manufacturers for use in a broad range of industrial applications, including transportation, electrical, agricultural, construction, machinery, mining and aerospace. We supply over 400 customers; however, our top 10 customers account for approximately 81% of our revenue. Only two of these customers, SKF and Schaeffler Group (INA), had sales levels that were 10% or greater of total net sales. In 2006, 30% of our products were sold to customers in North America, 59% to customers in Europe, and the remaining 11% to customers located throughout the rest of the world, primarily Asia. Sales to various U.S. and foreign divisions of SKF accounted for approximately 46% of net sales in 2006 and sales to Schaeffler Group (INA) accounted for approximately 11% of net sales in 2006. None of our other customers accounted for more than 10% of our net sales in 2006.

Certain customers have contracted to purchase all or a majority of their bearing component requirements from us, although only a few are contractually obligated to purchase any specific amounts. Certain agreements are in effect with some of our largest customers, which provide for targeted, annual price adjustments that may be offset by material cost fluctuations. We ordinarily ship our products directly to customers within 60 days, and in some cases, during the same calendar month, of the date on which a sales order is placed. Accordingly, we generally have an insignificant amount of open (backlog) orders from customers at month end. At the U.S. operations of our Metal Bearings Component Segment, we maintain a computerized, bar coded inventory management system with many of our major customers that enables us to determine on a day-to-day basis the amount of these components remaining in a customer’s inventory. When such inventories fall below certain levels shipment of additional product is automatically triggered.

In 2006, the original six-year supply agreements for precision steel balls with SKF and Schaeffler Group (INA) expired. Prior to 2006, Schaeffler Group (INA) decided to in-source approximately one third of annual volume to its internal ball manufacturing facility in Germany, which during 2005 and 2006 resulted in a $9.0 million reduction in sales to Schaeffler Group (INA), or about 20% of our business with Schaeffler Group (INA). In January 2007, we entered into a new two-year agreement with Schaeffler Group (INA) effective as of July 1, 2006 providing for sales levels consistent with the indicated reduction in sales. A new multi-year formal agreement with SKF has not yet been signed. In Europe, we continue to sell to SKF under an informal agreement matching the terms of the expired agreement. A new contract is still being negotiated and expected to be finalized in the first half of 2007, the terms of which will be retroactive to January 1, 2007.

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

During 2006, the Metal Bearing Components Segment sold products to more than 350 customers located in 33 different countries. Approximately 88% of the net sales in 2006 were to customers outside the United States. Approximately 71% of net sales in 2006 were to customers within Europe. Sales to the top ten customers accounted for approximately 88% of the net sales in 2006. Sales to SKF and Schaeffler Group (INA) accounted for approximately 55% and 13% of net sales in 2006, respectively. Sales to SKF and Schaeffler Group (INA) in Europe are made pursuant to the terms of supply agreements.

During 2006, the Plastic and Rubber Components Segment sold its products to 70 customers located in 10 different countries. Approximately 23% of the Plastic and Rubber Components Segment net sales were to customers outside the United States. Sales to the segment’s top ten customers accounted for approximately 76% of the segment’s net sales in 2006.

In both the foreign and domestic markets, the Company principally sells its products directly to manufacturers and does not sell significant amounts through distributors or dealers.

See Note 13 of the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations” for additional segment financial information.

The following table presents a breakdown of our net sales for fiscal years 2006, 2005 and 2004:

(In Thousands)
	2006	2005	2004

Metal Bearing Components Segment	$272,299	$ 263,485	$ 252,365
Percentage of Total Sales	82.4%	82.0%	83.0%

Precision Metal Components Segment	4,722	--	--
Percentage of Total Sales	1.4%	--	--

Plastic and Rubber Components Segment	53,304	57,902	51,724
Percentage of Total Sales	16.2%	18.0%	17.0%

Total	$ 330,325	$ 321,387	$ 304,089

Percentage of Total Sales	100%	100%	100%

The Precision Metal Components Segment contains only one month of revenue in 2006.  Based on pro-forma results, 2006 revenues would have been $77,713 or 19% of the total pro-forma sales.  (See Note 2 of the Notes to Consolidated Financial Statements)

Sales and Marketing

A primary emphasis of our marketing strategy is to expand key customer relationships by offering high quality, high precision products with the value of a single supply chain partner for a wide variety of components. As a result, we have progressed toward integrating our sales organization on a global basis across all of our product lines. Within the Metal Bearings Components Segment, our global sales organization includes eleven direct sales and fourteen customer service representatives. Due to the technical nature of many of our products, our engineers and manufacturing management personnel also provide technical sales support functions, while internal sales employees handle customer orders and other general sales support activities. For the Precision Metal Components Segment, the current sales structure consists of utilizing manufacturers’ representatives at key accounts supported by senior segment management and engineering involvement.

Our bearing component marketing strategy focuses on increasing our outsourcing relationships with global bearing manufacturers that maintain captive bearing component manufacturing operations. Our marketing strategy for our precision plastic products and precision metal components is to offer custom manufactured, high quality, precision parts to niche markets with high value-added characteristics at competitive price levels. This strategy focuses on relationships with key customers that require the production of technically difficult parts and assemblies, enabling us to take advantage of our strengths in custom product development, tool design, and precision molding and machining processes.

Our arrangements with our domestic customers typically provide that payments are due within 30 days following the date of shipment of goods. With respect to foreign customers of our domestic business, payments generally are due within 90 to 120 days following the date of shipment in order to allow for additional freight time and customs clearance. For customers that participate in our inventory management program, sales are recorded when the customer uses the product. See “Business -- Customers” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.”

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

The precision metal components industry continues to be challenged by rapid globalization.  Our company is well positioned in the marketplace by virtue of our focus on critical components and assemblies for highly engineered mechanical systems used in various durable goods.

Employees

As of December 31, 2006, we employed a total of 2,249 full-time employees. Our Metal Bearing Components Segment employed 282 workers in the U.S., 951 workers in Europe, and 54 workers in China, our Plastic and Rubber Components Segment employed 381 workers, and there were 9 employees at the Company’s corporate headquarters. Additionally on November 30, 2006, we added 572 full-time employees with the acquisition of Whirlaway. Of our total employment, 16% are management/staff employees and 84% are production employees. We believe we are able to attract and retain high quality employees because of our quality reputation, technical expertise, history of financial and operating stability, attractive employee benefit programs, and our progressive, employee-friendly working environment. The employees in the Eltmann, Germany, Pinerolo, Italy, and Veenendaal, The Netherlands plants are unionized. We have strong labor relations, and the Company has never experienced any involuntary work stoppages. We consider our relations with our employees worldwide to be excellent.

We are currently in negotiations with workers at our Eltmann, Germany facility for significant contract revisions including lowering wage rates and increasing hours worked per week.  We expect the negotiations to be complete in 2007.

Competition

The precision ball and roller and metal retainer industry is intensely competitive. Our primary domestic competitor is Hoover Precision Products, Inc., a wholly owned US subsidiary of Tsubakimoto Precision Products Co. Ltd. Our primary foreign competitors are Amatsuji Steel Ball Manufacturing Company, Ltd. (Japan), a wholly owed division of NSK, and Tsubakimoto Precision Products Co. Ltd (Japan) and Jingsu General Ball and Roller (China.)

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

The markets for the Plastic and Rubber Components Segment’s products are also intensely competitive. Since the plastic injection molding industry is currently very fragmented, IMC must compete with numerous companies in each of its marketing segments. Many of these companies have substantially greater financial resources than we do and many currently offer competing products nationally and internationally. IMC’s primary competitor in the plastic bearing retainer segment is Nakanishi Manufacturing Corporation. Domestically, Nypro, Inc. and Key Plastics are among the main competitors in the automotive market.

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

In the Precision Metal Components market, internal production of components by our customers can impact our business as the customers weigh the risk of outsourcing strategically critical components or producing them in-house.  Our primary competitors are Linamar (Canada), Stanadyne, A. Berger, C&A Tool, American Turned Products, Autocam and FCMP.  We generally win new business on the basis of our technical competence and our proven track record of successful product development.

Raw Materials

The primary raw material used in our core ball and roller business is 52100 Steel, which is high quality chromium steel. During 2006, approximately 90% of the steel used was 52100 Steel in rod and wire form. Our other steel requirements include metal strips, chrome rod and wire, and type S2 rock bit steel.

The Metal Bearing Components Segment locations purchase substantially all of their 52100 Steel requirements from mills in Europe and Japan and all of their metal strips requirements from European mills and traders. The principal suppliers of 52100 Steel in the U.S. are Daido Steel Inc. (America), Kobe Steel America, Lucchini USA Inc. (affiliate of Ascometal France) and Ohio Star Forge Co. The principal supplier of 52100 Steel in Europe is Ascometal France (See Note 16 of the Notes to Consolidated Financial Statements), while the principal supplier of metal strips is Thyssen. Our other steel requirements are purchased principally from foreign steel manufacturers. There are a limited number of suppliers of the 52100 Steel that we use. We believe that if any of our current suppliers were unable to supply 52100 Steel to us, we would be able to obtain our 52100 Steel requirements from alternate sources. We are unable, however, to provide assurances that we would not face higher costs or production interruptions as a result of obtaining 52100 Steel from alternate sources.

We purchase steel on the basis of price and, more significantly, composition and quality. The pricing arrangements with our suppliers are typically subject to adjustment every three to six months in the U.S. and contractually adjusted on an annual basis within the European locations. In general, we do not enter into written supply agreements with suppliers or commit to maintain minimum monthly purchases of steel except for the supply arrangements between Ascometal and our Metal Bearing Components Segment  (see Note 16 of the Notes to Consolidated Financial Statements).

Because 52100 Steel is principally produced by foreign manufacturers, the Company’s operating results would be negatively affected in the event that the U.S. or European governments impose any significant quotas, tariffs or other duties or restrictions on the import of such steel, if the U.S. dollar decreases in value relative to foreign currencies or if supplies available to us would significantly decrease. The relatively weak US Dollar is a factor for steel price increases since the suppliers’ base currencies are the Euro and Japanese Yen.

The price of steel stabilized during 2006. Previously our business was affected by upward price pressure principally due to general increases in global demand and, more recently, due to China’s increased consumption of steel. This had the impact of increasing steel prices we paid in procuring our steel in the form of higher unit prices and scrap surcharges. Our contracts with key customers allow us to pass a majority of the steel price increases on to those customers. However, for our European locations, material price changes are typically passed along with price adjustments in January of the following year. Starting in 2007, scrap surcharge inflation, a component of raw material cost, can be passed through quarterly. Until increases can be passed through to our customers, income from operations, net income and cash flow from operations can be adversely affected.

For the Plastic and Rubber Components Segment, we base purchase decisions on price, quality and service. Generally, we do not enter into written supply contracts with our suppliers or commit to maintain minimum monthly purchases of resins. The pricing arrangements with our suppliers typically can be adjusted at anytime.

The primary raw materials used by IMC are engineering resins.  Injection grade nylon is utilized in bearing retainers, gears, automotive and other industrial products.  We purchase substantially all of our resin requirements from domestic manufacturers and suppliers.  The majority of these suppliers are international companies with resin manufacutring facilities located throughout the world.

Delta uses certified vendors to provide a custom mix of proprietary rubber compounds.  Delta also procures metal stampings from several domestic suppliers.

The Precision Metal Components Segment produces products from a wide variety of metals in various forms from various sources.  Basic types include HRS, CRS, (both carbon and alloy) Stainless, Extruded Aluminum, Diecast Aluminum, Gray and Ductile Iron Castings, and mechanical tubing. Some material is purchased directly under customer global contracts, some is consigned by the customer, and some is purchased directly from a mill.

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

Environmental Compliance

Our operations and products are subject to extensive federal, state and local regulatory requirements both domestically and abroad relating to pollution control and protection of the environment. We maintain a compliance program to assist in preventing and, if necessary, correcting environmental problems. The Metal Bearing Components Segment plants in Eltmann, Germany; Kilkenny, Ireland; and Pinerolo, Italy are ISO 14000 certified and received the EPD (Environmental Product Declaration.) The Veenendaal, The Netherlands plant is also ISO 14000 certified. Based on information compiled to date, management believes that our current operations are in substantial compliance with applicable environmental laws and regulations, the violation of which would have a material adverse effect on our business and financial condition. The Company has assessed conditional asset retirement obligations and have found them to be immaterial to the consolidated financial statements. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future. More specifically, although we believe that we dispose of wastes in material compliance with applicable environmental laws and regulations, there can be no assurance that we will not incur significant liabilities in the future in connection with the clean-up of waste disposal sites.  The Company maintains long-term environmental insurance covering the four manufacturing locations purchased with the Whirlaway acquisition.

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position

Roderick R. Baty	53	Chairman of the Board, Chief Executive Officer, President and Director
Frank T. Gentry, III	51	Vice President - General Manager U.S. Ball and Roller Division
Robert R. Sams	49	Vice President - Sales
James H. Dorton	50	Vice President - Corporate Development and Chief Financial Officer
William C. Kelly, Jr.	48	Vice President - Chief Administrative Officer, Secretary, and Treasurer
Nicola Trombetti	46	Vice President - Managing Director of NN Europe
Thomas G. Zupan	51	Vice President - President of Whirlaway Corporation
David M. Gilson	42	Vice President - Global Marketing
James Anderson	42	Vice President - Plastic and Rubber Division

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

William C. Kelly, Jr. was named Vice President and Chief Administrative Officer in June 2005. In March, 2003, Mr. Kelly was elected to serve as Chief Administrative Officer. In March 1999 he was elected Secretary of NN and still serves in that capacity as well as that of Treasurer. In February 1995, Mr. Kelly was elected Treasurer and Assistant Secretary. He joined NN in 1993 as Assistant Treasurer and Manager of Investor Relations. In July 1994, Mr. Kelly was elected to serve as NN’s Chief Accounting Officer, and served in that capacity through March 2003. Prior to joining NN, Mr. Kelly served from 1988 to 1993 as a Staff Accountant and as a Senior Auditor with the accounting firm of Price Waterhouse, LLP.

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

Thomas G. Zupan co-founded Whirlaway Corporation in 1973 with his father and began his career as a toolmaker. He gained further experience in every line business function including Engineering, Production Operations, Quality Assurance, H/R, Sales, Material Control, IS, and Finance as the company grew from owner operator to professionally managed. In 1991, Mr. Zupan became CEO and sole shareholder of Whirlaway Corporation. Upon the sale of Whirlaway Corporation to NN November 30, 2006,  Mr. Zupan was appointed Vice President - President Whirlaway Corporation.

David M. Gilson joined NN in October 2006 as Vice President-Global Marketing. Prior to joining NN, Mr. Gilson held a variety of management positions for Ashland Specialty Chemical Company, a division of Ashland Inc. These positions included Business Manager, Ashland Chemical de Mexico, from 2000 until 2003, and Global Marketing Manager, from 2003 to 2006.

James O. Anderson was appointed  Vice President - Plastics and Rubber Division in October 2006.  Mr. Anderson joined NN in January 2005 and served as the General Manager of  Industrial Molding Corporation in Lubbock, Texas.  Prior to joining NN, Mr. Anderson served for six years in the U. S. Army as an artillery officer and worked in various manufacturing roles with Dana Corporation and Accuma Corporation from 1996 to 2005.

Item 1A. Risk Factors

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Company wishes to caution readers that this report contains, and future filings by the Company, press releases and oral statements made by the Company’s authorized representatives may contain, forward-looking statements that involve certain risks and uncertainties. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The Company’s actual results could differ materially from those expressed in such forward-looking statements due to important factors bearing on the Company’s business, many of which already have been discussed in this filing and in the Company’s prior filings. The differences could be caused by a number of factors or combination of factors including, but not limited to, the risk factors described below.

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

The end markets for fully assembled bearings and other industrial and automotive components are cyclical and tend to decline in response to overall declines in industrial and automotive production. As a result, the market for bearing components and precision metal products is also cyclical and impacted by overall levels of industrial and automotive production. Our sales in the past have been negatively affected, and in the future will be negatively affected, by adverse conditions in the industrial and/or automotive production sectors of the economy or by adverse global or national economic conditions generally.

We depend on a very limited number of foreign sources for our primary raw material and are subject to risks of shortages and price fluctuation.

The steel that we use to manufacture precision balls and rollers is of an extremely high quality and is available from a limited number of producers on a global basis. Due to quality constraints in the U.S. steel industry, we obtain substantially all of the steel used in our U.S. operations from overseas suppliers. In addition, we obtain most of the steel used in our European operations from a single European source. If we had to obtain steel from sources other than our current suppliers we could face higher prices and transportation costs, increased duties or taxes, and shortages of steel. Problems in obtaining steel, and particularly 52100 chrome steel, in the quantities that we require and on commercially reasonable terms, could increase our costs, adversely impacting our ability to operate our business efficiently and have a material adverse effect on our revenues and operating and financial results.

Increases in the market demand for steel can have the impact of increasing scrap surcharges we pay in procuring our steel in the form of higher unit prices and could adversely impact the availability of steel. Our contracts with key customers allow us to pass a majority of the steel price increases on to those customers. However, by contract, material price changes in any given year at our European operations are typically passed along with price adjustments in January of the following year. Until the current increases can be passed through to our customers, income from operations, net income and cash flow from operations can be adversely affected.

We depend heavily on a relatively limited number of customers, and the loss of any major customer would have a material adverse effect on our business.

Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 46% of consolidated net sales in 2006, and sales to Schaeffler Group (INA) accounted for approximately 11% of consolidated net sales in 2006. During 2006, our ten largest customers accounted for approximately 81% of our consolidated net sales. No other customers accounted for more than 10% of sales. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.

We operate in and sell products to customers outside the U.S. and are subject to several related risks.

Because we obtain a majority of our raw materials from overseas suppliers, actively participate in overseas manufacturing operations and sell to a large number of international customers, we face risks associated with the following:
  adverse foreign currency fluctuations;
  changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations;
  the imposition of trade restrictions or prohibitions;
  high tax rates that discourage the repatriation of funds to the U.S.;
  the imposition of import or other duties or taxes; and
  unstable governments or legal systems in countries in which our suppliers, manufacturing operations, and customers are located.
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

Acquiring businesses that complement or expand our operations has been and continues to be an important element of our business strategy. This strategy calls for growth through acquisitions constituting the majority of our future growth objectives, with the remainder resulting from internal growth and increased market penetration. For recent acquisitions see Note 2 of the Notes to Consolidated Financial Statements. We cannot assure you that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future. In addition, we may borrow funds to acquire other businesses, increasing our interest expense and debt levels. Our inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our growth strategy depends in part on outsourcing, and if the industry trend toward outsourcing does not continue, our business could be adversely affected.

Our growth strategy depends in part on major bearing manufacturers continuing to outsource components, and expanding the number of components being outsourced. This requires manufacturers to depart significantly from their traditional methods of operations. If major bearing manufacturers do not continue to expand outsourcing efforts or determine to reduce their use of outsourcing, our ability to grow our business could be materially adversely affected.

Our market is highly competitive and many of our competitors have significant advantages that could adversely affect our business.

The global markets for bearing components, precision metal and precision plastic parts are highly competitive, with a majority of production represented by the captive production operations of certain large bearing manufacturers and the balance represented by independent manufacturers. Captive manufacturers make components for internal use and for sale to third parties. All of the captive manufacturers, and many independent manufacturers, are significantly larger and have greater resources than do we. Our competitors are continuously exploring and implementing improvements in technology and manufacturing processes in order to improve product quality, and our ability to remain competitive will depend, among other things, on whether we are able to keep pace with such quality improvements in a cost effective manner.

The production capacity we have added over the last several years has at times resulted in our having more capacity than we need, causing our operating costs to be higher than expected.

We have expanded our metal bearing components production facilities and capacity over the last several years. Our metal bearing component production facilities have not always operated at full capacity, and from time to time our results of operations have been adversely affected by the under-utilization of our production facilities. Under-utilization or inefficient utilization of our production facilities could be a risk in the future.

The price of our common stock may be volatile.

The market price of our common stock could be subject to significant fluctuations and may decline. Among the factors that could affect our stock price are:
  our operating and financial performance and prospects;
  quarterly variations in the rate of growth of our financial indicators, such as earnings per share, net income and revenues;
  changes in revenue or earnings estimates or publication of research reports by analysts;
  loss of any member of our senior management team;
  speculation in the press or investment community;
  strategic actions by us or our competitors, such as acquisitions or restructurings;
  sales of our common stock by stockholders;
  general market conditions;

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

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

Metal Bearing Components

The Metal Bearing Components Segment has eight manufacturing locations around the world.  The segment has two manufacturing facilities located in Erwin, Tennessee and Mountain City, Tennessee. The Erwin and Mountain City plants currently have approximately 125,000 and 86,500 square feet of manufacturing space, respectively.  The Erwin plant is located on a 12 acre tract of land owned by the Company and the Mountain City plant is located on an eight acre tract of land owned by the Company.

The Metal Bearing Components Segment has five manufacturing facilities in Europe.  These are located in Kilkenny, Ireland; Eltmann, Germany; Pinerolo, Italy and Kysucke Nove Mesto, Slovakia and Veenendaal, The Netherlands. The facilities currently have approximately 125,000, 175,000, 330,000, 135,000, and 159,000 square feet of manufacturing space, respectively.   All of the facilities are owned by the Company, except for the Eltmann facility which is leased from Schaeffler Group (INA).

The production facility in the People's Republic of China is leased and accounted for as a capital lease.  The Company has an option to purchase the facility at various points in the future.  The facility has approximately 110,000 square feet of production and office space and is located on approximately 5 acres.

Plastics and Rubber Components

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

Precision Metal Components

Whirlaway operates at four locations, three in Ohio and one in Arizona. Two of the Ohio plants are in Wellington, Ohio with 86,000 square feet on 8 acres and 132,000 square feet on 10 acres. The other Ohio plant is in the Cincinnati area and has 19,000 square feet on 2 acres. The Arizona plant is in Tempe with 140,000 square feet on 8 acres. All of the locations are leased except for the Cincinnati location which is owned.  For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.”

Item 3.  Legal Proceedings

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

All other legal matters are of an ordinary and routine nature and are incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company’s business or financial condition or on the results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of stockholders during the fourth quarter of 2006.

Part II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since our initial public offering in 1994, our common stock has been traded on The NASDAQ Stock Market LLC (NASDAQ) under the trading symbol “NNBR.” Prior to such time there was no established market for our common stock. As of March 13, 2007, there were approximately 2,500 holders of our common stock.

The following table sets forth the high and low closing sales prices of the common stock, as reported by NASDAQ, and the dividends paid per share on the common stock during each calendar quarter of 2006 and 2005.

	Close Price
	High	Low	Dividend
2006
First Quarter	$ 13.12	$ 10.77	$ 0.08
Second Quarter	13.53	11.92	0.08
Third Quarter	13.29	11.11	0.08
Fourth Quarter	12.76	10.55	0.08

2005
First Quarter	$ 13.01	$ 10.70	$ 0.08
Second Quarter	13.12	11.62	0.08
Third Quarter	13.58	11.38	0.08
Fourth Quarter	11.96	9.87	0.08

The following graph compares the cumulative total shareholder return on our common stock (consisting of stock price performance and reinvested dividends) from December 31, 2001 with the cumulative total return (assuming reinvestment of all dividends) of (i) the Value Line Machinery Industry Stock Index ("Machinery ") and (ii) the Standard & Poor's 500 Stock Index, for the period December 31, 2001 through December 31, 2006.  The Machinery is an industry index comprised of 49 companies engaged in manufacturing of machinery and machine parts, a list of which is available from the company.  The comparison assumes $100 was invested in our common stock and in each of the foregoing indices on December 31, 2001.  We cannot assure you that the performance of the common stock will continue in the future with the same or similar trend depicted on the graph.

	Cumulative Return
	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
NN, Inc.	92.54	119.87	129.60	108.73	128.69
Standard & Poors 500	76.63	96.85	105.56	106.89	123.54
Machinery	100.09	158.06	196.21	212.96	268.82

During the fourth quarter of 2006, we repurchased 249,199 shares of our common stock at a total cost of $2.7 million under our publicly announced $10 million repurchase plan authorized by the Board of Directors.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) including commissions	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	--	--	--	$7,466,064
November 1- November 30	217,961	$10.97	217,961	$5,073,962
December 1 - December 31	31,238	$11.17	31,238	$4,724,854

See Part III, Item 12 - "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this 2006 Annual Report on Form 10-K for information required by Item 201 (d) of regulation S-K.

Item 6.  Selected Financial Data

The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the consolidated financial statements and the Notes thereto included as Item 8. The data set forth below as of December 31, 2006, 2005, 2004, and 2003 and for the periods then ended has been derived from the consolidated financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, whose report thereon is included as part of Item 8. The data below as of December 31, 2002 and for the period then ended has been derived from the consolidated financial statements of the Company, which have been audited by KPMG LLP, an independent registered public accounting firm. These historical results are not necessarily indicative of the results to be expected in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(In Thousands, Except Per Share Data)	Year ended December 31,

	2006	2005	2004	2003	2002
Statement of Income Data:
Net sales	$ 330,325	$ 321,387	$ 304,089	$ 253,462	$ 192,856
Cost of products sold (exclusive of depreciation shown separately below)	257,703	248,828	240,580	195,658	144,274
Selling, general and administrative expenses	30,008	29,073	29,755	21,700	17,134
Depreciation and amortization	17,492	16,331	16,133	13,691	11,212
(Gain) loss on disposal of assets	(705)	(391)	856	(147)	(25)
Restructuring and impairment costs (income)	(65)	(342)	2,398	2,490	1,277
Income from operations	25,892	27,888	14,367	20,070	18,984
Interest expense	3,983	3,777	4,029	3,392	2,451
Other (income) loss	(1,048)	(653)	(853)	99	(462)
Income before provision for income taxes	22,957	24,764	11,191	16,579	16,995
Provision for income taxes	8,522	9,752	4,089	5,726	6,457
Minority interest in income of consolidated Subsidiary	--	--	--	675	2,778
Net income	$ 14,435	$ 15,012	$ 7,102	$ 10,178	$ 7,760

Basic income per share:
Net income	$ 0.84	$ 0.88	$ 0.42	$ 0.64	$ 0. 51

Diluted income per share:
Net income	$ 0.83	$ 0.87	$ 0.41	$ 0.62	$ 0.49

Dividends declared	$ 0.32	$ 0.32	$ 0.32	$ 0.32	$ 0.32
Weighted average number of shares outstanding - Basic	17,125	17,004	16,728	15,973	15,343
Weighted average number of shares outstanding - Diluted	17,351	17,193	17,151	16,379	15,714

(In Thousands, Except Per Share Data)	2006	2005	2004	2003	2002
Balance Sheet Data:
Current assets	$ 125,864	$ 105,950	$ 108,440	$ 89,901	$ 61,412
Current liabilities	74,869	64,839	74,431	64,176	40,234
Total assets	342,701	269,655	288,342	267,899	195,215
Long-term debt	80,711	57,900	67,510	69,752	46,135
Stockholders’ equity	133,169	116,074	115,140	106,468	77,908

On November 30, 2006, we purchased 100% of the stock of Whirlaway Corporation and incorporated their assets and liabilities into our consolidated financial statements. The total current assets, assets and current liabilities acquired were 19,276; 55,673; and 7,475, respectively. In addition, we incurred third party debt of $24,700 million related to the acquisition.

During 2004, we formed a wholly-owned subsidiary, NN Precision Bearing Products Company, LTD. This subsidiary, which began production of precision balls during the fourth quarter of 2005, is located in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China.

On October 9, 2003, we acquired certain assets comprised of land, building and machinery and equipment of the precision ball operations of KLF - Gulickaren (“KLF”), based in Kysucke Nove Mesto, Slovakia.

On May 2, 2003, we acquired 100% of the tapered roller and metal cage manufacturing operations of SKF in Veenendaal, The Netherlands.

On May 2, 2003, we acquired the 23% interest in NN Europe, held by SKF. Upon consummation of this transaction, we became the sole owner of NN Europe.

On December 20, 2002, we completed the purchase of the 23% interest in NN Europe held by INA. As a result of this transaction, we own 77% of the shares of NN Europe.

Effective January 1, 2002, we adopted the provision of Statement of Financial Accounting Standards (SFAS) No. 142. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. See Note 1 of the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Risk Factors

See Item 1A. “Risk Factors” for a discussion of risk factors that could materially impact the Company’s actual results.

Overview and Management Focus

Our strategy and management focus is based upon the following long-term objectives:

  Captive growth, providing a competitive and attractive alternative to the operations of our global customers
  Creation of a new precision metal components platform
  Global expansion of our manufacturing base to better address the global requirements of our customers
    Management generally focuses on these trends and relevant market indicators:
   Global industrial growth and economics
   Global automotive production rates
   Costs subject to the global inflationary environment, including, but not limited to:
▪	Raw material

▪	Wages and benefits, including health care costs

▪	Regulatory compliance

▪	Energy

   Raw material availability
   Trends related to the geographic migration of competitive manufacturing
   Regulatory environment for United States public companies
   Currency and exchange rate movements and trends
  Interest rate levels and expectations
        Management generally focuses on the following key indicators of operating performance:
   Sales growth
   Cost of products sold levels
   Selling, general and administrative expense levels
   Net income
   Cash flow from operations and capital spending
   Customer service reliability
   External and internal quality indicators
   Employee development
Since our formation in 1980, we have grown primarily through the acquisition of in-house component manufacturing operations of domestic and international bearing manufacturers resulting in increased sales of high precision balls for bearing applications. Management believes that our core business sales growth since our formation has been due to our ability to capitalize on opportunities in global markets and provide precision products at competitive prices, as well as our emphasis on product quality and customer service.

In 1998, we recognized changing dynamics in the marketplace, and as a result, began implementing an extensive long-term growth strategy building upon our core business and leveraging our inherent strengths to better serve our global customer base. As part of this strategy, we sought to augment our intrinsic growth with complementary acquisitions that fit specific criteria.

On July 4, 1999, we acquired substantially all of the assets of Earsley Capital Corporation, formerly known as Industrial Molding Corporation for consideration of approximately $30.0 million. Formed in 1947, IMC provides full-service design and manufacture of plastic injection molded components to the bearing, automotive, electronic, leisure and consumer markets with an emphasis on value-added products that take advantage of its capabilities in product development, tool design and tight tolerance molding processes. IMC operates two manufacturing facilities in Lubbock, Texas.

On July 31, 2000, we formed a majority owned stand-alone company in Europe, NN Europe ApS (“NN Europe”), for the manufacture and sale of chrome steel balls used for ball bearings and other products. As a result of this transaction, we owned 54% of NN Europe. SKF and INA respectively each owned 23% of NN Europe. As part of the transaction, NN Europe acquired the ball factories located in Pinerolo, Italy (previously owned by SKF), Eltmann, Germany (previously owned by INA), and Kilkenny, Ireland (previously owned by the Company). Acquisition financing of approximately 31.5 million Euros (approximately $29.7 million) was drawn at closing, and the credit facility provided for additional working capital expenditure financing. In connection with this transaction, total equity, specifically additional paid in capital, increased by 10.0 million Euros ($9.3 million) to reflect the increase in our proportionate interest in NN Europe as related to our 54%. We have always consolidated NN Europe due to our majority ownership and have accounted for the acquisitions of the Pinerolo, Italy and Eltmann, Germany ball factories in a manner similar to the purchase method of accounting. On December 20, 2002 we completed the purchase of the 23% interest held by INA. We paid approximately 13.4 million Euros ($13.8 million) for INA/FAG’s interest in NN Europe. The excess of the purchase price paid to INA for its 23% interest over fair value of INA’s 23% interest in the net assets of NN Europe of approximately $1.5 million has been allocated to goodwill. On May 2, 2003 we acquired the 23% interest in NN Europe held by SKF. We paid approximately 13.8 million Euros ($15.6 million) for SKF’s interest in NN Europe. The excess of the purchase price paid to SKF for its 23% interest over the fair value of SKF’s 23% interest in the net assets of NN Europe of approximately $2.1 million was allocated to goodwill.

On February 16, 2001, we completed the acquisition of all of the outstanding stock of The Delta Rubber Company, a Connecticut corporation (“Delta”), for $22.5 million in cash. Delta provides high quality engineered bearing seals and other precision-molded rubber products to original equipment manufacturers. Delta operates two manufacturing facilities in Danielson, Connecticut.

On September 11, 2001, we announced the closing of our Walterboro, South Carolina ball manufacturing facility effective December 2001. The closing was made as part of our strategy to redistribute our global production in order to better utilize capacity and serve the needs of our worldwide customers. The precision ball production of the Walterboro facility has been fully absorbed by our remaining U.S. Metal Bearing Components Segment manufacturing facilities located in Erwin and Mountain City, Tennessee. In 2002 and 2001 we recorded before tax charges associated with the closing of $1.3 million and $1.9 million, respectively. In 2001, this amount includes a $1.1 million before-tax charge for the recording of impairment on our manufacturing facility located in Walterboro, South Carolina and $0.8 million related to employee severance costs. In 2002, this amount includes a $0.6 million before-tax charge for the recording of an additional impairment on the facility, a $0.6 million before-tax charge for the recording of impairment on the machinery and equipment and a $0.1 million charge related to employee severance costs. There were no impairment charges related to these assets recorded in 2003. The land and building assets were sold during the fourth quarter of 2004. As a result, we recorded a loss on disposal of assets of approximately $0.8 million which has been recorded as a loss on disposal of assets, a component of income from operations. Additionally, during the fourth quarter of 2004, we recorded an impairment charge of approximately $0.1 million related to certain remaining machinery and equipment assets of this facility. This amount was recorded as a component of restructuring and impairment costs. The financial results of this operation have been reflected in the Metal Bearing Components in the years ended December 31, 2004 and 2003. See Note 12 of the Notes to Consolidated Financial Statements.

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

On May 2, 2003, we acquired 100% of the tapered roller and metal cage manufacturing operations of SKF in Veenendaal, The Netherlands. The results of Veenendaal’s operations have been included in the consolidated financial statements since that date. We paid consideration of approximately 23.0 million Euros ($25.7 million) and incurred other costs of approximately $1.0 million, for the Veenendaal net assets acquired from SKF. The Veenendaal operation manufactures rollers for tapered roller bearings and metal cages for both tapered roller and spherical roller bearings allowing us to expand our bearing component offering. The financial results of the Veenendaal operation are included in our Metal Bearing Components Segment.

On October 9, 2003, we acquired certain assets comprised of land, building and machinery and equipment of the precision ball operations of KLF - Gulickaren (“KLF”), based in Kysucke Nove Mesto, Slovakia. We paid consideration of approximately 1.7 million Euros ($2.0 million). The assets are being utilized by our wholly-owned subsidiary NN Slovakia based in Kysucke Nove Mesto, Slovakia, which began production in 2004. The financial results of the operations are included in our Metal Bearing Components Segment.

During 2004, we formed a wholly-owned subsidiary, NN Precision Bearing Products Company, Ltd. This subsidiary began production of precision balls during the fourth quarter of 2005, and is located in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China and is a component of our strategy to globally expand our manufacturing base.

On October 7, 2005, we entered into an agreement with SNR Roulements (“SNR”) to purchase SNR’s entire internal precision ball producing equipment for approximately 5.2 million Euros ($6.2 million). SNR, a division of Renault SA, France, is a global bearing manufacturer and supplier to the automotive, industrial and aerospace industries. As part of the transaction, we received a three-year supply agreement for the present business (approximately $8.0 million) and a five-year supply agreement to provide SNR with its annual ball requirements of the former in-house production of approximately $9.0 million. The product will be supplied from Metal Bearing Components Segment existing precision ball operations. In December 2005, we started to acquire the precision ball producing equipment of SNR, from its manufacturing facility in Annecy, France.

In the fourth quarter of 2005, we developed a new five year strategic business plan driven by perceived slower growth in the metal bearing components market and a need to create diversification in served customers and end markets.

Consistent with our new strategy, on November 30, 2006, we purchased 100% of the shares of Whirlaway Corporation from the sole shareholder for $45.6 million. Whirlaway is a high precision metal component and fluid control assembly manufacturer that supplies customers serving the air conditioning, appliance, automotive, commercial refrigeration, and diesel engine industries. Whirlaway produces highly engineered fluid control components and assemblies, shafts, and prismatic machined parts. Whirlaway has three locations in Ohio and through its wholly-owned subsidiary, Triumph, LLC,  one location in Tempe, Arizona.

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

Revenue Recognition. The Company recognizes revenues based on the stated shipping terms with the customer and the Company recognizes revenue when these terms are satisfied and the risks of ownership are transferred to the customer. The Company has an inventory management program for certain major Metal Bearing Components Segment customers whereby revenue is recognized when products are used by the customer from consigned stock, rather than at the time of shipment. Under both circumstances, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sellers’ price is determinable and collectibility is reasonably assured.

Accounts Receivable. Accounts receivable are recorded upon recognition of a sale of goods and ownership and risk of loss is assumed by the customer. Substantially all of the Company’s accounts receivable is due primarily from the core served markets: bearing manufacturers, automotive industry, electronics, industrial, agricultural and aerospace. The Company experienced $0.3 million of bad debt expense during 2006 and 2005 and $0 during 2004. In establishing allowances for doubtful accounts, the Company performs credit evaluations of its customers, considering numerous inputs when available including the customers’ financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects. Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible. While management believes that adequate allowances for doubtful accounts have been provided in the Consolidated Financial Statements, it is possible that the Company could experience additional unexpected credit losses.

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

Income Taxes.  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company has three locations that are currently incurring net operating losses.  Management has currently recognized the deferred tax assets from these net operating losses as managment believes these potential tax benefits will be ultimately realized.  However, should profitability not improve as expected, management may need to record valuation allowances against these deferred tax assets in the future.  (See Note 14 of the Notes to Consolidated Financial Statements).

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

Results of Operations

The following table sets forth for the periods indicated selected financial data and the percentage of the Company’s net sales represented by each income statement line item presented.

As a Percentage of Net Sales Year ended December 31,

	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of product sold (exclusive of depreciation shown separately below)	78.0	77.4	79.0
Selling, general and administrative expenses	9.1	9.0	9.8
Depreciation and amortization	5.3	5.1	5.3
(Gain) loss on disposal of assets	(0.2)	(0.1)	0.3
Restructuring and impairment costs	--	(0.1)	0.8
Income from operations	7.8	8.7	4.8
Interest expense	1.2	1.2	1.3
Other income	(0.4)	(0.2)	(0.2)
Income before provision for income taxes	7.0	7.7	3.7
Provision for income taxes	2.6	3.0	1.4
Net income	4.4%	4.7%	2.3%

Off Balance Sheet Arrangements

We have operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates. The following is a schedule by year of future minimum lease payments as of December 31, 2006 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year (in thousands).

Year ended December 31,
2007	$ 3,890
2008	3,632
2009	3,076
2010	2,626
2011	2,327
Thereafter	8,593

Total minimum lease payments	$ 24,144

Sales Concentration

Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 46% of consolidated net sales in 2006, and sales to Schaeffler Group (INA) accounted for approximately 11% of consolidated net sales in 2006. During 2006, our ten largest customers accounted for approximately 81% of our consolidated net sales. None of our other customers individually accounted for more than 10% of our consolidated net sales for 2006. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.

Prior to 2006, Schaeffler Group (INA) decided to in-source approximately one-third of annual volume to its internal ball manufacturing facility in Germany, which in 2005 and 2006 resulted in a $9.0 million or 20% reduction in sales. This represented approximately 30% of the existing Schaeffler Group (INA) business at that time. We negotiated a two-year supply agreement effective July 1, 2006 with Schaeffler Group (INA) for the remaining business. In addition, we are in process of negotiating a new long term agreement with SKF to replace the one for precision balls that expired July 31, 2006 and was informally extended to December 2006. A new multi-year contract is expected to be signed with SKF in the first quarter of 2007 and be effective January 1, 2007.

Year ended December 31, 2006 compared to the year ended December 31, 2005

Overall Results

	2006 NN, Inc. before Acquisition	Whirlaway December 2006	Consolidated 2006	Consolidated 2005	Change
Net sales	$ 325,603	$ 4,722	$ 330,325	$ 321,387	$ 8,938
Cost of products sold	252,997	4,706	257,703	248,828	8,875
Selling, general and administrative expense	29,645	363	30,008	29,073	935
Depreciation and amortization	17,147	345	17,492	16,331	1,161
Restructuring and Impairment	(65)	--	(65)	(342)	277
Gain on sale of fixed assets	(705)	--	(705)	(391)	(314)
Interest	3,743	240	3,983	3,777	206
Other (income) loss	(1,050)	2	(1,048)	(653)	(395)
Pre-tax income (loss)	23,891	(934)	22,957	24,764	(1,807)
Taxes	8,858	(336)	8,522	9,752	(1,230)
Net income (loss)	$ 15,033	$ (598)	$ 14,435	$ 15,012	$ (577)

The table above includes the results of the traditional segments of NN, Inc., Metal Bearing Components and Plastic and Rubber Components, plus one month of operations of Whirlaway Corporation. Whirlaway was acquired November 30, 2006 and operations from December 1 to December 31, 2006 are included in the consolidation of NN, Inc.

The month of December 2006 results of Whirlaway are not indicative of normalized annual operations. December is normally a low volume month as many of Whirlaway’s customers shut down over the holidays. Additionally, the cost of products sold includes the elimination of the required step-up of inventory to sales value recorded as part of purchase accounting under SFAS 141 of $0.6 million. When recorded in the opening balance sheet as of November 30, 2006, this step-up represented the profit to be earned on the inventory purchased.

As for the traditional segments of NN, overall net income was unchanged from the prior year at $15.0 million. Sales increases from passing on raw material inflation were offset by raw material inflation having little impact on net income. Increases in selling, general and administrative cost and depreciation and amortization were offset by foreign exchange gains from the appreciation of Slovakia Koruna, the gain on sale of excess land at our Pinerolo plant, and an overall lower effective tax rate.

Sales were up due to price increases from passing through to customers the impact of raw material inflation. Sales were also up to a lesser extent from positive currency translation of Euro-denominated sales. These increases were partially offset by volume losses to two long-term customers and the unfavorable effect of product mix. In one case, the volume loss was due to the customer’s strategic decision to begin to manufacturer certain products for themselves. In the other case, the volume loss was due to a downturn in the US automotive market. These volume losses were partially offset by volume gains at newer customers.

Cost of products sold increased primarily due to inflation in material cost, labor, and energy. In addition, cost of products sold increased due to the ongoing start-up of our China and Slovakian manufacturing facilities. Both of these facilities are not yet operating at optimum capacity as expansion is ongoing and should be complete at both locations in 2007. Offsetting a majority of these increases are savings from our Level 3 program and other cost reduction initiatives. As mentioned above, a majority of the raw material inflation is offset by raw material pass-through to customers. These sales increases offset material inflation and do not improve net income.

Selling, general and administrative costs are higher due primarily to the effects of expensing stock options as a result of the adoption of SFAS 123(R). The depreciation and amortization cost are higher in 2006 due to starting depreciation on the fixed assets placed in service with operations of China and Slovakia and the amortization of the customer intangibles acquired in 2006 related to the SNR equipment purchase.  In 2006, we had a gain related to the disposal of excess land and building of $1.8 million which was partially offset by a loss on disposal of excess equipment of $1.1 million at our Pinerolo facility. In 2005,we had a gain from the sale of excess land at the Veenendaal manufacturing facility. Finally, the corporate tax rate was lower in 2006 due to a larger portion of the profit in Europe coming from lower tax cost countries, the reduction in tax rate in the Netherlands, from the gain on sale of land being taxed at a lower capital gains rate, and the recognition of certain deferred tax assets.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)
	2006	2005	Change

Net sales	$ 272,299	$ 263,485	$ 8,814

Segment profit	$ 18,331	$ 18,725	$ (394)

The revenue increase in the Metal Bearing Components Segment was primarily due to price increases related to raw material inflation pass-through to customers ($8.9 million), and to a lesser extent, the positive impact of a stronger Euro ($1.6 million).  Planned reductions in sales from existing customers were more than offset by increased sales to new customers resulting in a net volume increase ($2.6 million).  Price decreases to existing customers and a  less favorable mix of bearing products sold had a negative impact ($4.3 million).

The negative impacts to segment profit after tax were from the price decreases and unfavorable product mix ($2.2 million).  In addition, both our China and Slovakia operations continue to have operational inefficiencies due to transitioning in production and product lines, and each location not running at optimal capacity ($2.1 million).  Finally, depreciation and amortization expense was higher due to depreciation and amortization of machinery in China and Slovakia and contract intangibles from the SNR machinery purchase ($0.7 million).

Mostly offsetting these negative impacts were the sales price increases, from passing through raw material cost inflation to customers, and cost reduction initiatives more than offsetting material, labor, and utility inflation ($2.8 million).  In addition, the net volume increases added $0.7 million to segment profit.  The gain from the sale of land at Pinerolo, net of machinery disposals, added $0.5 million.  Finally, favorable foreign exchange impacts from the appreciation of the Slovakia Koruna and Euro favorably impacted segment profit by $0.7 million.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)
	2006	2005	Change

Net sales	$ 4,722	$ --	$ 4,722

Segment loss	$ (598)	$ --	$ (598)

The Precision Metal Components Segment was added on November 30, 2006 with the purchase of Whirlaway.  Therefore the segment's results are only for one month ending December 31, 2006.

The month of December 2006 results of Whirlaway are not indicative of normalized annual operations.  December is normally a low volume month as many of Whirlaway's customers shut down over the holidays.  Additionally, the cost of products sold includes the elimination of the step-up of inventory to sales value recorded as part of purchase accounting under SFAS 141.  When recorded in the opening balance sheet as of December 1, 2006, this step-up represented the profit to be earned on the inventory purchased.

Based on pro-forma results, 2006 and 2005 revenues for the Precision Metal Components Segment would have been $77,713 and $71,862 respectively.

 PLASTICS AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)
	2006	2005	Change

Net sales	$ 53,304	$ 57,902	$ (4,598)

Segment profit	$ 2,695	$ 1,673	$ 1,022

Sales at the Plastics and Rubber Components Segment were down $4.6 million primarily due to lower sales volume to one large customer resulting from the downturn in the U.S. automotive market ($6.2 million) partially offset by targeted price increases in the plastics portion of the segment ($1.7 million).

The increase in segment profit, after tax, at the Plastics and Rubber Components Segment was due to the price increases ($1.1 million) and to cost saving initiatives in the areas of material usage, labor efficiency, and overhead cost ($1.6 million). These increases were partially offset by raw material and utilities inflation ($0.2 million) and the impact, net of cost of products sold, of reductions in sales volume ($1.5 million.)

Year ended December 31, 2005 compared to the year ended December 31, 2004

Overall Results

	NN, Inc.
	2005	2004	Change
Net sales	$321,387	$304,089	$17,298
Cost of products sold	248,828	240,580	8,248
Selling, general and administrative expense	29,073	29,755	(682)
Depreciation and amortization	16,331	16,133	198
Restructuring and Impairment	(342)	2,398	(2,740)
(Gain) loss on sale of fixed assets	(391)	856	(1,247)
Interest	3,777	4,029	(252)
Other (income) loss	(653)	(853)	200
Pre-tax income (loss)	24,764	11,191	13,573
Taxes	9,752	4,089	5,663
Net income (loss)	$15,012	$7,102	$7,910

Net sales. Overall sales increased $17.3 million, or 6%, due to price increases from the pass through to customers of raw material inflation of $11.4 million, from new market share and volume gains of $4.6 million and favorable foreign currency exchange of $1.3 million.

Cost of products sold (exclusive of depreciation reported separately below). Cost of products sold increased by $8.3 million, or 3%, due to the sales volume increase offset by improvements in manufacturing efficiency. The cost reductions from the Level 3 program (the Company’s cost reduction and quality improvement initiative) and other cost reduction projects account for this difference.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $0.7 million, or 2%. Overall SG&A cost are down due to lower spending on Sarbanes-Oxley compliance ("SOX 404") , severance costs, legal, consulting and computer maintenance costs, partially offset by an increase in the NN Asia startup costs.

Depreciation and amortization. Overall depreciation increased $0.2 million, or 1%, due primarily to higher depreciation cost resulting from the investment of fixed assets in Slovakia in late 2004 and 2005.

(Gain) loss on disposal of assets. In 2005, the Metal Bearing Components Segment had a gain of $0.4 million principally from the sale of excess land at our Veenendaal manufacturing facility. In 2004, the segment had a loss of $0.8 million related to the sale of the idle Walterboro, South Carolina land and building assets.

Restructuring and impairment costs. In 2004, the Metal Bearing Components Segment incurred $2.3 million of restructuring costs related to severance cost for approximately 83 employees at our Eltmann, Germany ball production facility. In 2005, we determined that a portion of the Eltmann restructuring charges would not be incurred as expected, creating a benefit of $0.3 million.

Interest expense. Interest expense decreased due to a reduction of our European debt of approximately $16.4 million dollars. This reduction was partially offset by increased interest cost due to higher borrowings and increased interest rates on our variable-rate debt.

Net income. Net income increased $7.9 million or 111% in 2005 compared with 2004 due primarily to higher revenue resulting from price increases from the pass through to customers of raw material price changes, growth with existing customers and new customers.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)
	2005	2004	Change

Net sales	$ 263,485	$ 252,365	$ 11,120

Segment Profit	$ 18,725	$ 9,517	$ 9,208

Sales increased in the Metal Bearing Components Segment due to price increases related to the pass through to customers of raw material inflation of $9.9 million and favorable foreign currency exchange of $1.3 million.

The increase in segment profit, after tax,  is due primarily to price increases from passing through raw material inflation ($6.1 million) and reductions in variable costs due to Level 3 savings, savings from Eltmann restructuring, and other cost reduction initiatives ($4.2 million) more than offsetting inflation ($5.8 million).

Additionally there was a positive impact in restructuring cost of $1.7 million. In 2004, we incurred $1.5 million of restructuring costs related to severance cost for approximately 83 employees at our Eltmann, Germany ball production facility.  In 2005, we determined that a portion of the Eltmann restructuring charges would not be incurred as expected, creating a benefit of $0.2 million.

In 2005, the Metal Bearing Components Segment had a gain of $0.3 million principally from the sale of excess land at our Veenendaal manufacturing facility. In 2004, the segment had a loss of $0.5 million related to the sale of the idle Walterboro, South Carolina land and building assets.

Finally, Metal Bearing Components Segment income, net of tax, increased due to selling, general and administrative expense savings in the areas of professional fees related to SOX 404 compliance, reductions in consulting costs, net of tax, and reductions in computer maintenance cost, partially offset by higher startup cost at NN Asia and the impact of a reserve for potentially uncollectible receivables of Delphi Corporation due to bankruptcy filing  ($0.9 million). Additionally, interest cost was lower ($0.7 million) due to repayment of segment debt and depreciation expense increased  ($0.1 million) due primarily to higher depreciation cost resulting from the investment of fixed assets in Slovakia in late 2004 and 2005.

PLASTICS AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)
	2005	2004	Change

Net sales	$ 57,902	$ 51,724	$ 6,178

Segment Profit	$ 1,673	$ 1,724	$ (51)

Sales at the Plastic and Rubber Components Segment increased $4.6 million due to market share gains and volume gains from existing business and $1.5 million due to price increases in the second half of 2005.

The decrease in the Plastic and Rubber Components Segment profit, after tax, is due to $2.0 million in raw material, wage and energy inflation offset by $0.9 million benefit due to sales volume increases and decreases in cost of products sold of $1.0 million due to savings from Level 3 and other cost reduction initiatives.

Liquidity and Capital Resources

On September 21, 2006, the Company entered into a five-year $90.0 million revolving credit facility maturing in September 2011 with KeyBank as administrative agent. This facility can be increased to a maximum of $120.0 million under certain conditions specified in the agreement. The credit facility provides the Company the ability to borrow in US dollars at LIBOR plus an applicable margin of .60% to .925% or Euros at EURIBOR plus an applicable margin of .60% to .925%. The facility has a $10.0 million swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. Costs associated with entering into the revolving credit facility werecapitalized and will be amortized into interest expense over the life of the facility. As of December 31, 2006, $511 of net capitalized loan origination cost was on the balance sheet within other assets and the gross costs were presented in the Financing Activities section of the Statement of Cash Flows. This credit facility replaced our prior $90.0 million credit facility with AmSouth Bank as administrative agent. The loan agreement contains customary financial and non-financial covenants specifying that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and merger, acquisition and other fundamental changes in the Company’s business. The credit agreement is collateralized by  the pledge of stock of certain foreign and domestic subsidiaries and guarantees of certain domestic subsidiaries. At December 31, 2006, we have $50.5 million of availability under the $90.0 million facility.  Subsequent to year end, $18.6 million of the credit facility was used to pay off a note payable to a related party.

On April 26, 2004, we issued $40.0 million aggregate principal amount of senior notes in a private placement (the “$40 million notes”). These notes bear interest at a fixed rate of 4.89% and mature on April 26, 2014. Interest is paid semi-annually. As of December 31, 2006, $40.0 million remained outstanding. Annual principal payments of approximately $5.7 million begin on April 26, 2008 and extend through the date of maturity. The agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. The notes are collateralized by the pledge of stock of certain foreign subsidiaries. We incurred $0.8 million of related costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes.

We were in compliance with all covenants related to the $90.0 million credit facility and the $40.0 million senior notes as of December 31, 2006.

On October 27, 2004, we completed the sale of our idle warehouse in Kilkenny, Ireland for approximately 1.6 million Euros ($2.0 million), net of selling costs incurred. As a result of this transaction, we recorded a loss on disposal of assets of approximately 0.1 million Euro ($0.1 million) during the fourth quarter of 2004, which was recorded as a component of loss on disposal of assets. Prior to the sale, this asset was classified as a component of property, plant and equipment, net.

In December 2005, we generated approximately $0.8 million in proceeds from sale of excess land at our Veenendaal, The Netherlands facility. This transaction resulted in a gain of approximately $0.4 million.

In January 2006, we generated approximately $2.8 million in proceeds from sale of excess land at our Pinerolo, Italy facility. The transaction resulted in a net after tax gain of $1.4 million.

To date, cash generated by foreign subsidiaries has been used mostly for general purposes including investments in property, plant and equipment and prepayment of the former Euro term loan.  No dividends have been declared or paid by the foreign subsidiaries that may have been used by the Company to permanently pay down our domestic credit facilities. During 2006, a European subsidiary repaid an $8.0 million loan with the parent company. These funds were used to repay part of our domestic credit facilities.

The Company’s arrangements with its domestic customers typically provide that payments are due within 30 days following the date of the Company’s shipment of goods, while arrangements with foreign customers of our domestic business (other than foreign customers that have entered into an inventory management program with the Company) generally provide that payments are due within 90 or 120 days following the date of shipment. Under the Metal Bearing Components Segment’s inventory management program with certain European customers, payments typically are due within 30 days after the customer uses the product. The Company’s arrangement with its European customers regarding due dates vary from 30 to 90 days following date of sale with an average of approximately 50 days outstanding. The Company’s sales and receivables can be influenced by seasonality due to the Company’s relative percentage of European business coupled with many foreign customers ceasing production during the month of August. For information concerning the Company’s quarterly results of operations for the years ended December 31, 2006 and 2005, see Note 17 of the Notes to Consolidated Financial Statements.

The Company bills and receives payment from some of its customers in Euro as well as other currencies. In 2006, the fluctuation of the Euro against the U.S. dollar positively impacted sales and income. As a result of these sales, the Company’s foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of December 31, 2006, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or Euro against foreign currencies could impair the ability of the Company to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable, was $51.0 million at December 31, 2006 as compared to $41.1 million at December 31, 2005. Working capital increased by $10.8 million due to the acquisition of Whirlaway on November 30, 2006. Additionally, working capital increased by $1.3 million due to Euro denominated assets and liabilities increasing in value relative to the dollar. Inventory was reduced by $3.2 million in line with overall company goals and accounts receivable increased $0.8 million due to higher sales volume in the fourth quarter of 2006 versus the fourth quarter of 2005.   In addition, the receipt of $2.5 million from pay-off of a note receivable reduced working capital. The ratio of current assets to current liabilities increased from 1.63:1 at December 31, 2005 to 1.68:1 at December 31, 2006. Cash flow from operations totaled $33.0 million in 2006, compared with $30.0 million in 2005 and $31.6 million in 2004.

During 2006, we spent $19.3 million on capital expenditures.  Of this amount, we spent $6.7 million related to geographic expansion of our manufacuturing base, $1.8 million to acquire the remaining machinery under the SNR agreement, and $10.8 million related primarily to equipment and process upgrades and replacements.  During 2007, we plan to spend approximately $19.0 million on capital expenditures. Of this amount, $11.3 million will be related primarily to equipment and process upgrades and replacements and approximately $7.7 million will be principally related to geographic expansion of our manufacturing base. We intend to finance these activities with cash generated from operations and funds available under our credit facilities. The Company believes that funds generated from operations and borrowings will be sufficient to finance the Company’s working capital needs, projected capital expenditure requirements, and dividend payments through December 2007.

The table below sets forth certain of the Company’s contractual obligations and commercial commitments as of December 31, 2006 (in thousands):

Certain Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$ 100,199	$ 851	$ 12,510	$ 69,694	$ 17,144
Expected interest payments	26,565	5,618	10,516	9,243	1,188
Operating leases	24,144	3,890	6,707	4,953	8,594
Capital leases (1)	4,202	224	448	448	3,082
Expected pension contributions and benefit payments	1,976	112	284	359	1,221
Other long-term obligations (2)	120,000	40,000	80,000	--	--
Total contractual cash obligations	$ 277,086	$ 50,695	$ 110,465	$ 84,697	$ 31,229
____________________
(1) On June 1, 2004, our wholly owned subsidiary, NN Precision Bearing Products Company Ltd, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China. The lease is cancelable by the Company in the fifth, ninth, and fourteenth year. The building was newly constructed and we began usage of the leased property during the fourth quarter of 2005. The agreement is a capital lease. The capital leases line in the table above reflects the undiscounted future minimum lease payments as of October 1, 2005, the date the Company began to use the property. No other amounts are included in capital leases above.

(2) Other Long-Term Obligations consist of steel purchase commitments at our European operations.  (See Note 16 of the Notes to Consolidated Financial Statements.)

Functional Currencies

We currently have operations in Ireland, Germany, Italy and The Netherlands, all of which are Euro participating countries, and in Slovakia which joined the European Union in May 2004 and is expected to adopt the Euro as its functional currency within several years. Each of our European facilities sells product to customers in many of the Euro participating countries. The Euro has been adopted as the functional currency at all locations in Europe, except Slovakia whose functional currency is the Slovak Koruna.  The functional currency of NN Asia is the Chinese Yuan.

Seasonality and Fluctuation in Quarterly Results

Our net sales historically have been seasonal in nature because a significant portion of our sales are to European customers that cease or significantly slow production during the month of August. For information concerning our quarterly results of operations for the years ended December 31, 2006 and 2005, see Note 17 of the Notes to Consolidated Financial Statements.

Inflation and Changes in Prices

While our operations have not been materially affected by inflation during recent years, prices for 52100 Steel, engineered resins and other raw materials purchased by us are subject to material change. Our typical pricing arrangements with steel suppliers are subject to adjustment every six months. We typically reserve the right to increase product prices periodically in the event of increases in its raw material costs. In the past, we have been able to minimize the impact on our operations resulting from the 52100 Steel price fluctuations by taking such measures. However, at our European operations, by contract, material price changes in any given year are passed along with price adjustments in January of the following year and beginning in 2007 scrap surcharges, a component of material cost, will be passed through quarterly.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 on January 1, 2007.  We have evaluated the impact of adopting this standard on our consolidated financial position and results of operations and concluded the impact of the adoption will not have a material effect.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities at fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard on our consolidated financial position and results of operations, but do not believe the impact of the adoption will be material.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). Part of this Statement will be effective as of December 31, 2006, and requires companies that have defined benefit pension plans and other postretirement benefit plans to recognize the funded status of those plans on the balance sheet on a prospective basis from the effective date. The funded status of these plans is determined as of the plans’ measurement dates and represents the differences between the amount of the obligations owed to participants under each plan (including the effects of future salary increases for define benefit plans) and the fair value of each plan’s assets dedicated to paying those obligations. To record the funded status of those plans, unrecognized prior service costs and net actuarial losses experienced by the plans will be recorded in the Other Comprehensive Income (OCI) section of shareholders’ equity on the balance sheet. The Company recognized the funded status of our defined benefit plan, covering our Eltmann, Germany facility, and provided required disclosures for the fiscal year ended December 31, 2006. The impact was not material to our consolidated financial position.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available for sale and trading securities. SFAS No. 159 will be effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect SFAS No. 159 will have on its consolidated financial position, liquidity, or results of operations.

European Restructuring

As previously mentioned, in 2004, we restructured our Eltmann, Germany ball production facility and incurred $2.3 million of restructuring costs related to severance cost for approximately 84 employees.  In 2006, we entered into negotiations with representatives of the Eltmann employees works council.  The negotiations seek significant wage reductions and changes in work rules.  These negotiations are progressing as of the date of this report and are expected to be concluded during 2007.  However, if a satisfactory agreement cannot be reached, we may begin to shift production to lower cost faciltiies, thereby incurring costs for the production shifts and necessitating further restructuring at the Eltmann facility, which could include actions leading to a significant downsizing or even closure of the facility.  If this were to occur, we would experience significant cash restructuring costs and impariment charges for tangible and intangible assets.  In addition, such a restructuring might cause assets at other European plants to become impaired.  We do not believe that such action is probable at this time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to our use of certain financial instruments as well as transacting in various foreign currencies. To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At December 31, 2006, these borrowings included $40.0 million aggregate principal amount of senior notes and a new $90 million revolving credit facility which was used to maintain liquidity, fund our business operations, and fund acquisitions. At December 31, 2006, we had $40.0 million of senior notes outstanding and $39.5 million outstanding under the revolving credit facilities. At December 31, 2006, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.4 million. The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our Metal Bearing Component Segment bills and receives payment in currencies other than the U.S. dollar including the Euro. In 2006, the fluctuation of the Euro against the U.S. dollar positively impacted assets, revenue and income. To help reduce exposure to foreign currency fluctuation, management has incurred debt in Euros in the past and has, from time to time, used foreign currency hedges to hedge currency exposures when these exposures meet certain discretionary levels. We did not use any significant currency hedges in 2006, nor did we hold a position in any foreign currency hedging instruments as of December 31, 2006.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements

Financial Statements                                                                                                          Page

Report of Independent Registered Public Accounting Firm

To Board of Directors of NN, Inc.:

We have completed integrated audits of NN, Inc.’s 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index  present fairly, in all material respects, the financial position of NN, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension plans effective December 31, 2006. As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation as of January 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 15, 2007

NN, Inc.
Consolidated Balance Sheets
December 31, 2006 and 2005
(In thousands, except per share data)

Assets	2006	2005
Current assets:
Cash and cash equivalents	$ 11,681	$ 10,856
Accounts receivable, net	63,442	47,297
Inventories, net	43,538	38,096
Income tax receivable	--	1,237
Other current assets	6,004	7,655
Current deferred tax asset	1,199	809
Total current assets	125,864	105,950

Property, plant and equipment, net	156,447	118,829
Assets held for sale	--	1,072
Goodwill, net	46,147	41,648
Intangible assets, net	10,131	--
Non current deferred tax assets	2,117	--
Other non-current assets	1,995	2,156
Total assets	$ 342,701	$ 269,655

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 52,576	$ 41,660
Accrued salaries, wages and benefits	13,519	12,407
Income taxes	94	2,093
Current maturities of long-term debt	851	4,668
Current portion of obligation under capital lease	224	224
Other liabilities	7,605	3,704
Current deferred tax liabilities	--	83
Total current liabilities	74,869	64,839

Non-current deferred tax liability	16,334	15,128
Long-term debt	80,711	57,900
Related party debt	21,305
Accrued pension	13,187	11,783
Obligation under capital lease	1,713	1,685
Other non-current liabilities	1,413	2,246
Total liabilities	209,532	153,581

Commitments and Contingencies (Note 16)	--	--

Stockholders’ equity:
Common stock - $0.01 par value, authorized 45,000 shares, issued and outstanding 16,842 shares in 2006 and 17,206 shares in 2005	169	172
Additional paid-in capital	53,473	57,754
Additional paid-in capital - unearned compensation	--	(467)
Retained earnings	64,178	55,218
Accumulated other comprehensive income	15,349	3,397
Total stockholders’ equity	133,169	116,074
Total liabilities and stockholders’ equity	$ 342,701	$ 269,655

See accompanying notes to consolidated financial statements

NN, Inc.
Consolidated Statements of Income and Comprehensive Income
Years ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)

	2006	2005	2004

Net sales	$ 330,325	$ 321,387	$ 304,089
Cost of products sold (exclusive of depreciation shown separately below)	257,703	248,828	240,580
Selling, general and administrative	30,008	29,073	29,755
Depreciation and amortization	17,492	16,331	16,133
(Gain) loss on disposal of assets	(705)	(391)	856
Restructuring and impairment costs (income)	(65)	(342)	2,398
Income from operations	25,892	27,888	14,367

Interest expense	3,983	3,777	4,029
Other income	(1,048)	(653)	(853)
Income before provision for income taxes	22,957	24,764	11,191
Provision for income taxes	8,522	9,752	4,089
Net income	$ 14,435	$ 15,012	$ 7,102

Other comprehensive income (loss):
Additional minimum pension liability, net of tax	--	(580)	(200)
Unrealized holding gain (loss) on securities, net of tax	--	(73)	73
Foreign currency translation	12,265	(11,823)	6,591
Comprehensive income	$ 26,700	$ 2,536	$ 13,566

Basic income per share:
Net income	$ 0.84	$ 0.88	$ 0.42
Weighted average shares outstanding	17,125	17,004	16,728

Diluted income per share:
Net income	$0.83	$ 0.87	$ 0.41
Weighted average shares outstanding	17,351	17,193	17,151
Cash dividends per common share	$ 0.32	$ 0.32	$ 0.32

See accompanying notes to consolidated financial statements

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2006, 2005 and 2004
(In thousands)

(Thousands of Dollars and Shares)	Common Stock Number of Par Shares Value	Additional paid in capital	Additional paid in capital unearned compen-sation	Retained Earnings	Accumulated Other Comprehen-sive Income	Total

Balance, December 31, 2003	16,712	$ 168	$ 52,960	$--	$ 43,931	$ 9,409	$106,468
Shares issued	65	--	463	--	--	--	463
Net income	--	--	--	--	7,102	--	7,102
Dividends declared	--	--	--	--	(5,357)	--	(5,357)
Additional minimum pension liability (net of tax $120)	--	--	--	--	--	(200)	(200)
Unrealized holding gain (net of tax $41)	--	--	--	--	--	73	73
Cumulative translation gain	--	--	--	--	--	6,591	6,591

Balance, December 31, 2004	16,777	$168	$53,423	$--	$45,676	$15,873	$115,140
Shares issued	376	4	3,658	--	--	--	3,662
Issuance of restricted stock	53	--	673	(673)			--
Amortization of restricted stock award	--	--	--	206	--	--	206
Net income	--	--	--	--	15,012	--	15,012
Dividends declared	--	--	--	--	(5,470)	--	(5,470)
Additional minimum pension liability (net of tax $326)	--	--	--	--	--	(580)	(580)
Unrealized holding loss (net of tax $41)	--	--	--	--	--	(73)	(73)
Cumulative translation loss	--	--	--	--	--	(11,823)	(11,823)

Balance, December 31, 2005	17,206	$ 172	$ 57,754	($467)	$ 55,218	$ 3,397	$ 116,074
Reclassification of unearned compensation	--	--	(467)	467	--	--	--
Shares issued	99	1	983	--	--	--	984
Repurchase of outstanding shares	(463)	(4)	(5,269)	--	--	--	(5,273)
Elimination of variable stock option liability	--	--	8	--	--	--	8
Net income	--	--	--	--	14,435	--	14,435
Amortization of restricted stock award	--	--	283	--	--	--	283
Stock option expense	--	--	181	--	--	--	181
Dividends declared	--	--	--	--	(5,475)	--	(5,475)
Elimination of additional minimum pension liability (net of tax of $46)	--	--	--	--	--	80	80
Adjustment to initially apply FAS 158 and record unrecognized net losses that have not been recognized as a component of pension income (net of tax $224)	--	--	--	--	--	(393)	(393)
Cumulative translation gain	--	--	--	--	--	12,265	12,265
Balance, December 31, 2006	16,842	$ 169	$ 53,473	$ --	$ 64,178	$ 15,349	$ 133,169

See accompanying notes to consolidated financial statements

NN, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(In Thousands)
	2006	2005	2004
Cash flows from operating activities:
Net Income	$ 14,435	$ 15,012	$ 7,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,492	16,331	16,133
Amortization and write-off of debt issue costs	460	246	480
(Gain) loss on disposals of property, plant and equipment	(705)	(391)	856
Allowance for doubtful accounts	311	287	22
Compensation expense from issuance of restricted stock and incentive stock options	464	206	--
Deferred income taxes (income) expense	(1,384)	(674)	3,254
Capitalized interest	(204)	--	--
(Gain) of sale of stock investment	--	(73)	--
Restructuring and impairment costs (income)	(65)	(342)	2,398
Changes in operating assets and liabilities:
Accounts receivable	(759)	216	(8,123)
Inventories	3,221	(5,134)	2,059
Income tax receivable	(956)	1,465	(2,878)
Other current assets	(188)	(1,033)	111
Other assets	920	105	(799)
Accounts payable	2,308	1,176	9,782
Other liabilities	(2,347)	2,618	1,175
Net cash provided by operating activities	33,003	30,015	31,572
Cash flows from investing activities:
Cash paid to acquire business, net of cash received	(25,025)	--	--
Acquisition of property, plant and equipment	(19,282)	(16,729)	(12,162)
Principal received from note receivable	2,505	200	200
Proceeds from disposals of property, plant and equipment	3,550	968	2,342
Proceeds from sale of investment	--	198	--
Acquisition of intangible asset	(1,846)	(605)	--
Net cash used by investing activities	(40,098)	(15,968)	(9,620)
Cash flows from financing activities:
Proceeds from long-term debt	47,188	--	40,000
Debt issue costs paid	(536)	(64)	(839)
Proceeds from Bank overdrafts	784	120	--
Repayment of long-term debt	(30,556)	(9,922)	(49,408)
Proceeds (repayment) of short-term debt	266	--	(2,000)
Proceeds from issuance of stock and exercise of stock options	984	2,806	463
Cash dividends paid	(5,475)	(5,470)	(5,357)
Other financing activity	(23)	(8)	--
Repurchase of common stock	(5,273)	--	--
Net cash provided (used) by financing activities	7,359	(12,538)	(17,141)
Effect of exchange rate changes on cash flows	561	(1,425)	983
Net change in cash and cash equivalents	825	84	5,794
Cash and cash equivalents at beginning of period	10,856	10,772	4,978
Cash and cash equivalents at end of period	$ 11,681	$ 10,856	$ 10,772
Supplemental schedule of non-cash investing and financing activities:
Incurred note payable to former owner as part of consideration for acquiring a business	$ 21,305	$ --	$ --
Stock option exercise tax benefit ($856 in 2005), restricted stock expense ($283 in 2006, $673 in 2005) and stock option expense ($181 in 2006) included in stockholders’ equity	$ 464	$ 1,529	$ --
Obtained land and building by entering into capital lease obligation	--	$ 1,917	$ --
Cash paid for interest and income taxes was as follows:
Interest	$ 3,353	$ 3,440	$ 3,318
Income taxes	$ 11,911	$ 6,066	$ 4,887
See accompanying notes to consolidated financial statements

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

1)  Summary of Significant Accounting Policies and Practices

(a) Description of Business

NN, Inc. (the “Company”) is a manufacturer of precision balls, cylindrical and tapered rollers, bearing retainers, plastic injection molded products, precision bearing seals and beginning December 1, 2006, precision metal components. The Company’s balls, rollers, retainers, and bearing seals are used primarily in the domestic and international anti-friction bearing industry. The Company’s plastic injection molded products are used in the bearing, automotive, instrumentation and fiber optic industries. The precision metal components products are used in automotive, diesel engine, refrigeration, and heating and cooling industries.

The Metal Bearing Components Segment is comprised of two manufacturing facilities located in the eastern United States, our operation in The People’s Republic of China, and manufacturing facilities located in Kilkenny, Ireland; Eltmann, Germany; Pinerolo, Italy; Veenendaal, The Netherlands and Kysucke Nove Mesto, Slovakia. The Plastic and Rubber Components Segment consists of Industrial Molding Corporation, acquired in July 1999 and Delta Rubber, acquired in February 2001. IMC has two production facilities in Texas and Delta Rubber has two production facilities in Connecticut. The Precision Metal Components Segment consists of Whirlaway Corporation which has four plants located in Ohio and Arizona. Whirlaway was acquired on November 30, 2006. All of the Company’s segments sell to foreign and domestic customers.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

(c) Inventories

Inventories are stated at the lower of cost or market. Actual costs are evaluated and do not exceed the lower of cost or market. Cost is determined using the first-in, first-out method. The Company accounts for inventory under a full absorption method, and accordingly, our inventory carrying value includes cost elements of material, labor and overhead. Effective January 1, 2006, we adopted SFAS 151 “Inventory Cost” and expense abnormal amounts of idle facility expense, freight, handling cost, and waste. In addition, we allocated fixed production overheads based on the normal capacity of our facilities.

Inventories also include tools, molds and dies in progress that the Company is producing and will ultimately sell to its customers. This activity is principally related to our Plastic and Rubber Components and Precision Metal Components Segments. These inventories are carried at the lower of cost or market.

(d) Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Assets held for sale are stated at lower of cost or fair market value less estimated selling costs. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When a major property item is retired, its cost and related accumulated depreciation are removed from the property accounts and any gain or loss is recorded in the statement of income. The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the years ended December 31, 2006, 2005 and 2004, the Company recorded an impairment charge of $0, $0 and $108, respectively.  Property, plant and equipment includes tools, molds and dies principally used in our Plastic and Rubber Components and Precision Metal Components Segments that are the property of the Company.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

Depreciation is provided principally on the straight-line method over the estimated useful lives of the depreciable assets for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes.  We capitalize incremental interest cost related to certain large capital expenditure projects in compliance with SFAS No. 34 "Capitlization of Interest Cost."  The amount capitalized is the portion of interest cost incurred during the acquisition period of these assets.

(e) Revenue Recognition

The Company recognizes revenues based on the stated shipping terms with the customer and the Company recognizes revenue when these terms are satisfied and the risks of ownership are transferred to the customer. The Company has an inventory management program for certain Metal Bearing Components Segment customers whereby revenue is recognized when products are used by the customer from consigned stock, rather than at the time of shipment. Under both circumstances, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sellers’ price is determinable and collectibility is reasonably assured.

     (f)  Accounts Receivable
Accounts receivable are recorded upon recognition of a sale of goods and ownership and risk of loss is assumed by the customer. Substantially all of the Company’s accounts receivable is due primarily from the core served markets: bearing manufacturers, automotive industry, electronics, industrial, agricultural and aerospace. The Company experienced $0.3 million, $0.3 million and $0 of bad debt expense during 2006, 2005 and 2004, respectively. In establishing allowances for doubtful accounts, the Company performs credit evaluations of its customers, considering numerous inputs when available including the customers’ financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects. Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible.

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

(i) Stock Incentive Plan

Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company also applied the provision of APB Opinion No. 25 to its variable stock options. For 2005 and 2004, we elected to continue accounting for our stock option compensation plan using the intrinsic value based method under APB Opinion No. 25 and did not record compensation expense for stock options for each of the two years ended December 31, 2005 and 2004 except as related to stock options accounted for under the variable method of accounting and for restricted stock awards.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

Effective January 1, 2006, the Company adopted SFAS 123(R) under the modified prospective method.  From that date onward, the Company is accounting for new awards and awards modified under this new standard. Any options issued henceforth will be expensed based on the fair value of the options at the grant date. As of December 31, 2005, the Company did not have any unvested stock options due to an accelerated vesting program implemented in December 2005. As such, this statement  only impacted the Company for its outstanding restricted stock and stock option and restricted stock awards issued subsequent to January 1, 2006. The cost of the options and restricted stock awards will be expensed as compensation expense over the vesting periods based on the fair value at the grant date. (See Note 10)

The Company accounts for restricted stock awards by recognizing compensation expense ratably over the vesting period as specified in the award. Compensation expense to be recognized is based on the stock price at date of grant.

(j) Principles of Consolidation

The Company’s consolidated financial statements include the accounts of NN, Inc. and subsidiaries in which the Company owns more than 50% voting interest. All of the Company’s subsidiaries are 100% owned and all are included in the consolidated financial statements for the years end December 31, 2006, 2005, and 2004. Unconsolidated subsidiaries and investments where ownership is between 20% and 50% are accounted for under the equity method. All significant inter-company profits, transactions, and balances have been eliminated in consolidation.

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

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

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

(o)  Recently Issued Accounting Standards

     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 “Accounting for   Income  Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 January 1, 2007. We have evaluated the impact of adopting this standard on our consolidated financial position and results of operations and concluded the impact of the adoption will not have a material effect.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We have evaluated the impact of adopting this standard may have on our consolidated financial position and results of operations, and conducted the impact of of the adoption will not have a material effect.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We have applied the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006 and  the adoption of SAB 108 did not have a material impact on our financial position and results of operations.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). Part of this Statement will be effective as of December 31, 2006, and requires companies that have defined benefit pension plans and other postretirement benefit plans to recognize the funded status of those plans on the balance sheet on a prospective basis from the effective date. The funded status of these plans is determined as of the plans’ measurement dates and represents the differences between the amount of the obligations owed to participants under each plan (including the effects of future salary increases for define benefit plans) and the fair value of each plan’s assets dedicated to paying those obligations. To record the funded status of those plans, unrecognized prior service costs and net actuarial losses experienced by the plans will be recorded in the Other Comprehensive Income (OCI) section of shareholders’ equity on the balance sheet. The Company recognized the funded status of our defined benefit plan, covering our Eltmann, Germany facility, and provided required disclosures for fiscal years ended December 31, 2006. The impact was not material to our consolidated financial position.  Adoption of this statement also requires the Company to change its measurement date to match the end of its fiscal year on or before December 31, 2008.  The Company plans to change its measurement date by 2008 in order to comply to this provision.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available for sale and trading securities. SFAS No. 159 will be effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect SFAS No. 159 will have on its consolidated financial position, liquidity, or results of operations.

    2)  Acquisitions, Purchase of Minority Interest and New Businesses

   Whirlaway Acquisition

 On November 30, 2006, we purchased 100% of the common shares of Whirlaway Corporation (“Whirlaway”) from the sole shareholder for $24,337 in cash and a note payable due in 2007 to the former owner for $21,305. In addition, we incurred fees from third parties as part of the purchase of $730. The results of Whirlaway’s operations have been consolidated with NN, Inc. since the date of acquisition.

Whirlaway is a high precision metal component and fluid control assembly manufacturer that supplies customers serving the air conditioning, appliance, automotive, commercial refrigeration, and diesel engine industries. Whirlaway produces highly engineered fluid control components and assemblies, shafts, and prismatic machined parts. Whirlaway has three locations in Ohio and through its wholly-owned subsidiary, Triumph, LLC (“Triumph”), one location in Tempe, Arizona.

The acquisition of Whirlaway represents a first step in our efforts to create a precision metal components platform. The acquisition provides a base from which to create a profitable precision metal components business of significant size and scale over the next several years, consistent with our strategic business plan.

The following table summarized the estimated fair values of assets acquired and liabilities assumed at date of acquisition. We are in the process of finalizing third party valuations of certain tangible and intangible assets. We expect this process to be complete in the first half of 2007 and plan to disclose the final allocation within our quarterly report on Form 10-Q during 2007.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

At November 30, 2006
Current assets	$ 19,276
Property, plant, and equipment	25,837
Other assets	128
Intangible assets subject to amortization	7,180
Intangible assets not subject to amortization	900
Goodwill	2,352
Total assets acquired	55,673
Current liabilities	7,475
Other long-term liabilities	222
Long term debt	1,604
Total liabilities assumed	9,301
Net asset acquired	$ 46,372

The intangible assets not subject to amortization are trade names that have indefinite lives. The intangible assets subject to amortization are customer contracts of $6,900, a covenant not to compete of $150, and a lease interest favorable to market of $130.  The intangible assets subject to amortization have a weighted average life of approximately 19 years.  Based on the Company's analysis, all of the goodwill and intangible assets will be deductible and amortized over 15 years for federal tax.

The following unaudited pro-forma financial information shows the revenue, net income, and earnings per share for the years ended December 31, 2006 and 2005, as though the acquisition of Whirlaway occurred at the beginning of each respective fiscal year. This pro-forma information has been adjusted for the effects of purchase accounting on the assets and liabilities acquired. These adjustments include amortization and depreciation based on allocated values of assets acquired, interest expense based on new debt incurred in acquisition, and recognizing the tax impacts of each adjustment.

	December 31, 2006	December 31, 2005
Revenues	$ 403,316	$ 393,249
Net income	$ 15,848	$ 13,529
Earnings per share basic	$ 0.93	$ 0.80
Earnings per share fully diluted	$ 0.91	$ 0.79

The pro-forma financial results of Whirlaway in 2005 were dilutive due to abnormal operational inefficiencies at Triumph from the transitioning of products from Whirlaway and the integration of production processes. The operations of Triumph and Whirlaway were profitable in 2006.

Others

On October 7, 2005, we entered into an agreement with SNR Roulements (“SNR”) to purchase all of SNR’s  internal precision ball producing equipment for approximately 5,166 Euros ($6,200). As part of the agreement, we entered into a three-year supply agreement for the present business (about $8.0 million) and a five-year supply agreement to provide SNR with its annual ball requirements of the former in-house production for approximately $9.0 million. As of December 31, 2006, the Company has purchased approximately $5,867 of the total $6,200 million of equipment and intangibles. Of this $5,867 purchased, approximately $3,536 has been recorded as tangible fixed assets, based on a third party appraisal, and approximately $2,331 related to the supply agreement has been recorded as an intangible asset within Intangible assets, net and is being amortized over the life of the agreement.

During 2004, we formed a wholly-owned subsidiary, NN Precision Bearing Products Company, Ltd, (“NN Asia)”. This subsidiary, which began precision ball production during the fourth quarter of 2005, is located in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China and is a component of our strategy to globally expand our manufacturing base. The start-up costs incurred in 2005 and 2004 of approximately $1,102 and $481, respectively, were expensed as incurred.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)
3) Restructuring and Impairment Charges

Eltmann, Germany Restructuring

During the fourth quarter of 2004, the Company’s NN Europe subsidiary announced a reduction in staffing at its Eltmann, Germany ball production facility. This restructuring affected 84 employees and was completed during 2006. The Company recorded restructuring charges during 2004 of approximately 1,700 Euro ($2,290) related to severance costs of approximately $2,115 and other related charges of approximately $175. The workforce reduction was a result of the Company’s continuing strategy of rationalizing its global manufacturing capacity and transfer of production principally to its facility in Kysucke Nove Mesto, Slovakia and other facilities. The charges were recorded in restructuring and impairment costs, a component of income from operations.

The following summarizes the 2006 and 2005 restructuring charges related to the restructuring at the Company’s Eltmann, Germany facility:

	Reserve Balance at 1/01/06	Adjustment to Reserve	Paid in 2006	Currency Impacts	Reserve Balance at 12/31/06
Severance and other employee costs	$ 845	$ (65)	$ (516)	$ 45	$ 309
Total	$ 845	$ (65)	$ (516)	$ 45	$ 309

	Reserve Balance at 1/01/05	Adjustment to Reserve	Paid in 2005	Currency Impacts	Reserve Balance at 12/31/05
Severance and other employee costs	$ 2,290	$ (342)	$ (884)	$ (219)	$ 845
Total	$ 2,290	$ (342)	$ (884)	$ (219)	$ 845

We expect to pay the remaining amount reserved during 2007.

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

4) Notes Receivable

Effective December 21, 2001, the Company sold its 50% ownership in NN General, LLC to its partner, General Bearing Corporation for cash of $622 and notes of $3,305. The note was due in annual installments of $200 with the balance of $2,505 due on December 21, 2006. The note was paid in full by General Bearing Corporation in December 2006. Interest income on this note of $164, $129, and $86 was recorded during 2006, 2005, and 2004, respectively, and has been included as a component of other income in the accompanying consolidated statement of income. Payments totaling $2,669 and $329 were received during 2006 and 2005, respectively which included $2,505 and $200 of principal and $164 and $129 of interest payments, respectively.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

5) Accounts Receivable and Sales Concentrations

December 31,

	2006	2005	2004
Trade	$ 64,720	$ 48,416	$ 53,331
Less - Allowance for doubtful accounts	1,278	1,119	1,734

Accounts receivable, net	$63,442	$ 47,297	$ 51,597

Activity in the allowance for doubtful accounts is as follows:

Description	Balance at beginning of year	Additions	Write-offs	Currency Impacts	Reserve acquired in acquisition	Balance at end of year

December 31, 2004
Allowance for doubtful accounts	$ 1,755	$ 14	$ (43)	$ 8	$ --	$ 1,734

December 31, 2005
Allowance for doubtful accounts	$ 1,734	$ 287	$ (871)	$ (31)	$ --	$ 1,119

December 31, 2006
Allowance for doubtful accounts	$ 1,119	$ 311	$ (818)	$ 10	$ 656	$ 1,278

For the years ended December 31, 2006, 2005 and 2004, sales to SKF amounted to $150,841, $151,175 and $145,534, respectively, or 45.6%, 47.0%, and 47.9%, of consolidated revenues, respectively.  For the years ended December 31, 2006, 2005 and 2004, sales to Schaeffler Group (INA) amounted to $37,283, $41,399, and $41,693, respectively, or 11.3%, 12.9%, and 13.7% of consolidated revenues, respectively.  None of the Company's other customers accounted for more than 10% of our net sales in 2006, 2005 or 2004.  SKF was the only customer with an Accounts Receivable concentration in excess of 10%.  This outstanding balance as of December 31, 2006 and 2005 was $23,403 and $16,151 respectively.  All revenues and receivable related to SKF and INA are in the Metal Bearing Components and Plastics and Rubber Components segments.

6) Inventories

	December 31,
	2006	2005
Raw materials	$11,828	$ 10,153
Work in process	10,427	5,845
Finished goods	23,596	23,587
Less-inventory reserve	(2,313)	(1,489)

Inventories, net	$ 43,538	$ 38,096

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

Inventory on consignment at customers’ sites at December 31, 2006 and 2005 was approximately $4,554 and $4,669, respectively.

7) Property, Plant and Equipment

		December 31,
	Estimated Useful Life	2006	2005
Land owned		$ 7,020	$ 6,431
Land under capital lease		422	408
Buildings and improvements owned	15-40 years	39,072	31,093
Buildings under capital leases	20 years	1,564	1,490
Machinery and equipment	3-12 years	209,493	166,555
Construction in process		12,764	10,597

		270,335	216,574
Less - accumulated depreciation		113,888	97,745

Property, plant and equipment, net		$ 156,447	$ 118,829

   On November 30, 2006, we added $25,837 in fixed assets with the purchase of Whirlaway.  (See Note 2).

During January 2006, we completed the sale of excess land and two small buildings at NN Europe's Pinerolo plant with a net book value of $1,013.  The proceeds from the sale were $2,804, resulting in a pre-tax gain of $1,791.  In addition, the Pinerolo plant disposed of excess machinery in the first quarter of 2006 with a net book value of $1,087 resulting in a pre-tax loss of $1,062.

In December 2005, we sold excess land at our Veenendaal, The Netherlands division. Prior to the sale, this asset was classified as a component of property, plant and equipment, net. The land had a book value at the time of sale of $383. The proceeds of the sale were $815, which resulted in a gain on disposal of assets of $432.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

8) Debt

There were no short term loans outstanding at December 31, 2006 and 2005.

Long-term debt at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Borrowings under our $90,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (5.36% at December 31, 2006) plus an applicable margin of 0.60 to 0.925, expiring September 20, 2011	$ 39,466	$ --

Borrowings under our $30,000 revolving credit facility bearing interest at a floating rate equal to LIBOR plus an applicable margin of 1.25 to 2.0, originally expiring on June 30, 2007 and retired on September 21, 2006	--	$ 17,900

Borrowings under our 26,300 Euro term loan expiring on May 1, 2008, bearing interest at a floating rate equal to Euro LIBOR plus an applicable margin of 1.25 to 2.0 payable in quarterly installments of Euro 1,314 beginning July 1, 2003 through April 1, 2008. Paid in full and retired on September 21, 2006	--	4,668

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014. Annual principal payments of $5,714 begin on April 26, 2008 and extend through the date of maturity.	40,000	40,000

Long term note payable with customer related to acquiring equipment from customer as part of long term supply agreement. Note carries a 0% rate of interest. Interest on this note has been imputed at a rate of 5.41%. Note is paid down by applying a fixed amount per piece purchased by customer.	2,096	--

Total long-term debt	81,562	62,568

Less current maturities of long-term debt	851	4,668

Long-term debt, excluding current maturities of long-term debt	$ 80,711	$ 57,900

On September 21, 2006, the Company entered into a five-year $90.0 million revolving credit facility maturing in September 2011 with Key Bank as the administrative agent. This facility can be increased to a maximum of $120.0 million under certain conditions specified in the agreement. The credit facility provides the Company the ability to borrow in US dollars at LIBOR plus an applicable margin of .60% to .925% or Euros at EURIBOR plus an applicable margin of .60% to .925%. The facility has a $10.0 million swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility. As of December 31, 2006, $511 of net capitalized loan origination cost was on the balance sheet within other assets and the gross amount was presented in the Financing Activities section of the Statement of Cash Flows. This new credit facility replaced our prior $90.0 million credit facility with AmSouth Bank as administrative agent. The loan agreement contains customary financial and non-financial covenants specifying that we must maintain certain liquidity measures. The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and merger, acquisition and other fundamental changes in the Company’s business. The credit agreement is collateralized by the pledge of stock of certain foreign and domestic subsidiaries and guarantees of certain domestic subsidiaries.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

The $4,668 under the Euro term loan classified as current portion of long-term debt at December 31, 2005 was repaid in the first quarter of 2006. The borrowings under the 26,300 Euro term loan have all been repaid and the facility was replaced with the new facility discussed above. Capitalized loan costs related to the former facility amounting to $228 were written off during 2006.

On April 26, 2004 we issued $40,000 aggregate principal amount of senior notes in a private placement (the “$40 million notes”). These notes bear interest at a fixed rate of 4.89% and mature on April 26, 2014. Interest is paid semi-annually. As of December 31, 2006, $40.0 million remained outstanding. Annual principal payments of approximately $5,714 begin on April 26, 2008 and extend through the date of maturity. The agreement contains customary financial and non-financial covenants. Such covenants specify that we must maintain certain liquidity measures. The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business. The notes are collateralized by the pledge of stock of certain foreign subsidiaries. The net equity of certain Metal Bearing Components Segment subsidiaries that have pledged their stock as collateral was $74,231 as of December 31, 2006. We incurred $845 of related costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes. The unamortized balance at December 31, 2006 was $620.

We were in compliance with all covenants related to the new $90.0 million credit facility and the $40.0 million senior notes as of December 31, 2006.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2006 are as follows:

2007	$ 851
2008	6,269
2009	6,241
2010	6,143
2011	44,914
Thereafter	17,144
Total	$ 81,562

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

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

Below are the minimum future lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2006:

Year ended December 31
2007	$ 224
2008	224
2009	224
2010	224
2011	224
Thereafter	3,082
Total minimum lease payments	4,202
Less interest included in payments above	(2,324)
Present value of minimum lease payments at 12/31/06	$ 1,878

9) Employee Benefit Plans

We have one defined contribution 401(k) profit sharing plan covering substantially all U.S. employees of the Metal Bearing Components and Plastic and Rubber Components segments. All employees are eligible for the plan on the first day of the month following their employment date. A participant may elect to contribute between 1% and 60% of their compensation to the plan, subject to Internal Revenue Service (“IRS”) dollar limitations. Participants age 50 and older may defer an additional amount up to the applicable IRS Catch Up Provision Limit. The Company provides a matching contribution which is determined on an individual, participating company basis. Currently, the matching contribution for U.S. employees of the Metal Bearing Components Segment is the greater of five hundred dollars or 50% of the first 4% of compensation contributed. The matching contribution for IMC employees is 25% of the first 6% of compensation contributed and the matching contribution for Delta employees is 50% of the first 6% of compensation contributed. All participants are immediately vested at 100%. Contributions by the Company for the Metal Bearing Components Segment were $146, $139, and $134 in 2006, 2005, and 2004, respectively. Contributions by the Company for the Plastic and Rubber Components Segment were $110, $128, and $133 in 2006, 2005 and 2004, respectively.

The Company has a defined benefit pension plan covering its Eltmann, Germany facility employees. The benefits are based on the expected years of service. The plan is unfunded.

For the year ended December 31, 2006, we accounted for the Eltmann plan under SFAS 158. The impact of this adoption was to increase the Pension Liability by $491, to increase accumulated other comprehensive income by $313 (net of $178 in taxes) and increase non-current deferred tax asset by $178.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

Following is a summary of the funded status and changes in the projected benefit obligation for the defined benefit pension plan during 2006 and 2005:

	2006	2005
Reconciliation of Funded Status:
Benefit obligation	$ (5,167)	$ (5,616)
Fair value of plan assets	--	--
Funded status	$ (5,167)	(5,616)
Unrecognized net actuarial loss	--	1,668
Additional minimum liability	--	(1,191)
Net amount recognized under Accrued Pension	$ (5,167)	$ (5,139)

Items not yet recognized as a component of net periodic pension cost:
Unrecognized net actuarial loss	$ 618	$ 1,191

	2006	2005
Change in projected benefit obligation:
Benefit obligation at beginning of year	$ 5,616	$ 4,957
Service cost	--	110
Interest cost	218	230
Benefits paid	(84)	(60)
Effect of currency translation	597	(647)
Curtailment gain	(1,147)	--
Actuarial (gain) loss	(33)	1,026

Benefit obligation at December 31	$ 5,167	$ 5,616

	2006	2005
Weighted-average assumptions as of December 31:
Discount rate	4.5%	4.25%
Rate of compensation increase	0% - 1.5%	1.5% - 2.5%
Measurement date	10/31/06	10/31/05

In determining the pension discount rate to be used for the Company’s German defined benefit plan, the Company utilizes the German Federal Reserve Bank yield curve for high quality corporate bonds with maturities that are consistent with the projected future benefit obligations of the plan.

During the year ended December 31, 2006, the Plan benefits were curtailed by not allowing new employees to join the plan and by eliminating any effects of future wage increases. The net effect was to decrease the benefit obligation and the unrecognized net loss by $1,147.  The rate of compensation increase of 1.5% only applies to current retirees.

The expected pension benefit payments for the next ten fiscal years are as follows:

Pension Benefits
2007	$ 112
2008	134
2009	150
2010	173
2011	186
2012-2016	1,221

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

	2006	2005	2004

Components of net periodic benefit cost:
Service cost	$ --	$ 110	$ 119
Interest cost on projected benefit obligation	218	230	242
Amortization of net loss	8	11	9

Net periodic pension benefit cost	$ 226	$ 351	$ 370

	2006	2005	2004

Amounts Recognized in Accumulated Other Comprehensive Income:
Period Actuarial (gain) loss	$ (33)	$ 1,026	$ 136

Curtailment gain	1,147	--	--
FAS 158 adoption Impact	(491)	--	--

Net periodic pension (benefit) cost	$ (623)	$ 1,026	$ 136

The amount of actuarial loss expected to be a component of net pension cost in 2007 is $6.

We do not expect to make any contributions to the plan in 2007 or thereafter in excess of the pension benefit payments listed above.

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan under which all employees are entitled to receive severance indemnities (Trattamento di Fine Rapporto or “TFR”) upon termination of their employment.

The amount payable is based on salary paid and increases in cost of living. The severance indemnities accrue approximately at the rate of 1/13.5 of the gross salaries paid during the year, and are revalued applying a cost of living factor established by the Italian Government. The amounts accrued become payable upon termination of the individual employee, for any reason, e.g., retirement, dismissal or reduction in work force. Employees are fully vested in TFR benefits after their first year of service. The amounts shown in the table below represent the actual liability at December 31, 2006 and 2005 reported under Accrued Pension.

The following table details the changes in Italian severance indemnity for the years ended December 31, 2006 and 2005:

	2006	2005
Beginning balance	$(6,644)	$(7,503)
Amounts accrued	(1,036)	(983)
Payments to employees	320	718
Payments to pension funds	130	120
Tax prepayments	--	19
Foreign Exchange	(790)	985
Ending Balance	$(8,020)	$(6,644)

10) Stock Compensation

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

The Company adopted SFAS No. 123(R) using the modified prospective method that requires compensation expense of all employee and non-employee director share-based compensation awards to be recognized in the financial statements based upon their fair value over the requisite service or vesting period for all new awards granted after the effective date and for all awards granted prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Under the requirements of APB No. 25, the Company was required to recognize compensation cost only for stock option awards granted at a price lower than the market price at the date of grant. Effective with adoption of SFAS No. 123(R), compensation expense related to stock option awards is recognized in the financial statements at the fair value of the award. The Company accounts for restricted share awards by recognizing the fair value of the awarded stock at the grant date as compensation expense over the vesting period, less anticipated forfeitures.

In accordance with implementation requirements of SFAS No. 123(R) under the modified prospective method, the Company did not restate prior fiscal periods and is required to continue the same disclosure only requirements of SFAS No. 123 for comparative purposes until all periods reported are comparable on the same basis. The following table illustrates the reported net earnings for 2005 and 2004 and pro-forma net earnings for 2005 and 2004 including the effects of expensing stock options and the related assumptions used.

	Year ended December 31,
(In Thousands, Except per Share Data)	2005	2004
Net income - as reported	$ 15,012	$ 7,102
Stock based compensation (income) expense, net of income tax, included in net income as reported	(182)	27
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	(860)	(494)
Net income pro-forma	$ 13,970	$ 6,635

Basic earnings per share - as reported	$ 0.88	$ 0.42
Stock based compensation (income) expense, net of income tax, included in net income as reported	(0.01)	--
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	(0.05)	(0.02)
Basic earnings per share - pro-forma	$ 0.82	$ 0.40

Earnings per share-assuming dilution - as reported	$ 0.87	$ 0.41
Stock based compensation (income) expense, net of income tax, included in net income as reported	(0.01)	--
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	(0.05)	(0.02)
Earnings per share - assuming dilution-pro-forma	$ 0.81	$ 0.39

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

Term	Vesting Period
Risk free rate	4.35% and 3.25% for 2005 and 2004, respectively
Dividend yield	3.02% and 2.42% annually for 2005 and 2004, respectively
Expected volatility	44.6% and 48.4% for 2005 and 2004, respectively

In the year ended December 31, 2006, approximately $464 of compensation expense was recognized in selling, general and administrative expense for all share-based awards. The cost recognized related to the restricted stock awards was $283. The compensation expense recognized related to stock options $181. The impact on net income of all stock based compensation expense in the year ended December 31, 2006 was approximately $362, net of tax benefits of $102.

Stock Option Awards

Option awards are typically granted to non-employee directors and key employees on an annual basis. A single option grant is typically awarded to eligible employees and non-employee directors in the third quarter of each year if and when granted by the Compensation Committee of the Board of Directors and occasional individual grants are awarded to eligible employees throughout the year. All employee and non-employee directors are awarded options at an exercise price equal to the closing price of the Company’s stock on the date of grant. The term life of options is ten years with vesting periods of generally three years for key employees and one year for non-employee directors. The fair value of options cannot be determined by market value as our options are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes model which relies on certain assumptions to estimate an option’s fair value.

During 2006, the Company granted 172 options to certain key employees and non-employee directors. The number of options available for future issuance under the current plan is 808.  Upon exercise of stock options, new shares of the Company's stock are issued. The weighted -average assumptions relevant to determining the fair value at the dates of grant are below:

Term	6 years
Risk free interest rate	4.90%
Dividend yield	2.81%
Expected volatility	43.63%
Expected forfeiture rate	6.20%

The expected volatility rate is derived from actual Company common stock historical volatility over the same time period as the expected term. The volatility rate is derived by mathematical formula utilizing daily closing price data.

The expected dividend yield is derived by mathematical formula which uses the expected Company annual dividends over the expected term divided by the fair market value of the Company’s common stock at the grant date.

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

The term is derived from using the “Simplified Method” of determining stock option terms as described under the Securities and Exchange Commissions Staff Accounting Bulletin 107. Prior to the adoption of SFAS 123 (R), the option term used was equal to the vesting period of 3 years.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

The following table provides a reconciliation of option activity for the year ended December 31, 2006:

Options	Shares ('000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	1,403	$ 9.56
Granted	172	11.52
Exercised	(99)	8.59
Forfeited or expired	(24)	12.62
Outstanding at December 31, 2006	1,452	$ 9.81	6.12	$ 3,805 (1)
Exercisable at December 31, 2006	1,280	$ 9.58	5.64	$ 3,648 (1)

(1) Intrinsic value is the amount by which the market price of the stock ($12.43) exceeds the exercise price of the options outstanding at December 31, 2006.

At December 31, 2005, all outstanding options were fully vested and no compensation expense was incurred from these options. There were 172, 267, and 438 options granted, respectively during the years ended December 31, 2006, 2005 and 2004. The weighted average grant date fair value of the options granted during the year ended December 31, 2006 was $4.30. As of December 31, 2006, there was approximately $476 of unrecognized compensation cost to be recognized over approximately three years.

Cash proceeds from the exercise of options in the year ended December 31, 2006 totaled approximately $984. During the years ended December 31, 2005 and 2004, the Company received $2,806 and $463, respectively, in cash proceeds from the exercise of stock options. For the year ended December 31, 2006, proceeds from stock options were presented inclusive of tax benefits of $133, in the Financing Activities section of the Consolidated Statements of Cash Flows. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $421, $1,846, and 772, respectively.

Restricted Stock Awards

In addition to stock option awards, the Company has restricted stock awards, the first grant of which was in July 2005. The Company’s policy for issuing restricted shares is similar to that described under “Stock Option Awards”. The recognized compensation costs before tax for these restricted stock awards in the years ended December 31, 2006 and 2005 were approximately $283 and $206, respectively. The unrecognized compensation cost before tax for these awards at December 31, 2006 and 2005 total approximately $159 and $467, respectively, to be recognized over approximately one and two years, respectively. During the year ended December 31, 2006, the Company experienced a forfeiture rate of 4% of the awards granted. Below is a summary of the status of the restricted shares as of December 31, 2006 and changes during the year ended December 31, 2006:

Non-vested Shares	Shares ('000)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2006	53	$ 12.70
Granted	--	--
Vested	(18)	12.70
Forfeited	(2)	12.70
Non-vested at September 30, 2006	33	$ 12.70

11) Goodwill , net

We completed our annual goodwill impairment review during the fourth quarter of 2006, 2005 and 2004. In performing the impairment reviews for 2006 and 2005, the Company estimated the fair values of the reporting units from discounting each segments’ future cash flows. In 2004, the Company estimated the fair values of the reporting units by using a method that incorporated valuations derived from EBITDA multiples based upon market multiples and recent capital market transactions and also incorporated valuations determined by each segment’s discounted future cash flows. As of October 1, 2006 and 2005, the annual review dates, there was no impairment to goodwill as the fair values of the reporting units exceeded their carrying values of the reporting units.

The changes in the carrying amount of goodwill  for the years ended December 31, 2006 and 2005 are as follows:

(In thousands)	Plastic and Rubber Components Segment	Metal Bearing Components Segment	Precision Metal Components Segment	Total

Balance as of January 1, 2005	$ 25,755	$ 18,702	$ --	$ 44,457
Goodwill acquired	--	--	--	--
Impairment losses	--	--	--	--
Currency impacts	--	(2,809)	--	(2,809)
	$ 25,755	$ 15,893	--	$ 41,648
Balance as of January 1, 2006
Goodwill acquired	--	--	2,352	2,352
Impairment losses	--	--	--	--
Currency impacts	--	2,147	--	2,147
Balance as of December 31, 2006	$ 25,755	$ 18,040	$ 2,352	$ 46,147

12) Intangible Assets, Net

The changes in the carrying amount of intangible assets, net for the years ended December 31, 2006 and 2005 are as follows:

Intangible assets subject to amortization, net of amortization
(In Thousands)	Precision Metal Components Segment	Metal Bearing Components Segment	Total
Balance as of January 1, 2005	$ --	$ --	$ --
Acquisition of Intangibles	--	476	476
Amortization	--	--	--
Currency impacts	--	(2)	(2)
Balance as of December 31, 2005	$ --	$ 474	$ 474

Balance as of January 1, 2006	$ --	$ 474	$ 474
Acquisition of Intangibles	7,180	1,855	9,035
Amortization	(39)	(402)	(441)
Currency impacts	--	163	163
Balance as of December 31, 2006	$ 7,141	$ 2,090	$ 9,231

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

The intangible asset within the Metal Bearing Components Segment is a contract intangible related to the SNR purchase agreement and related supply agreement (See Note 2). This intangible asset is subject to amortization over approximately 5 years and amortization expense will approximate $500 for each of the five years. For the year ended December 31, 2006, the amortization expense and accumulated amortization totaled $402.

The intangible assets within the Precision Metal Components segment were acquired on November 30, 2006 with the purchase of Whirlaway (See Note 2).  The majority of the value is a customer contract intangible estimated to be worth $6,900. This intangible asset has an estimated useful life of 20 years and $29 of amortization expense was recorded in 2006. The remaining balance is made up of a covenant not to compete of $150 and a favorable leasehold interest $130. These items are amortizable over 2 and 2.5 years, respectively, and $6 and $4 in amortization expense was recorded in 2006. The accumulated amortization related to all of these intangible assets at December 31, 2006 is $39.

In addition, as part of the Whirlaway acquisition we acquired an intangible not subject to amortization of $900 related to the value of the trade names of Whirlaway. This intangible asset has an indefinite life and as such is not subject to amortization.

13) Segment Information

The Company determined its reportable segments under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. During fourth quarter of  2006, the Company changed its operational structure and strategic focus such that the operations are now managed in three reportable segments. The core steel ball and roller business is managed as one reportable segment as the operations have become more fully inter-related and integrated. A new segment entitled "Precision Metal Components" has been established as a result of the Whirlaway acquisition. During 2006, the Company has integrated a new information system that enables the Company to report non-segment specific costs, including corporate expenses, as reconciling items from segment financial statements to the total Company financial statements.  We have restated the years ended December 31, 2005 and 2004 to conform to the current segment reporting.

The Company’s reportable segments are based on differences in product lines. The three segments of the Company are defined as the Metal Bearing Components Segment, the Plastic and Rubber Components Segment, and the Precision Metal Components Segment. The Metal Bearing Components Segment is comprised of two manufacturing facilities in the eastern United States, manufacturing facilities located in Europe, namely, Kilkenny, Ireland; Eltmann, Germany; Pinerolo, Italy; Veenendaal, The Netherlands; and Kysucke Nove Mesto, Slovakia and our facility in China. All of the facilities in the Metal Bearing Components Segment are engaged in the production of precision balls, rollers, and metal retainers and automotive specialty products used primarily in the bearing industry. The Plastic and Rubber Components Segment is comprised of four facilities: two located in Lubbock, Texas, which represents the IMC business acquired in July 1999, and two facilities located in Danielson, Connecticut, which represents the Delta Rubber business acquired in February 2001. These facilities are engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation and fiber optic markets and precision rubber bearing seals for the bearing, automotive, industrial, agricultural, and aerospace markets. The Precision Metal Components Segment is comprised of four facilities: three in Ohio and one in Arizona. These facilities are engaged in the production of highly engineered fluid control components and assemblies, shafts, and prismatic machined parts for the air conditioning, appliance, automotive, commercial refrigeration, and diesel engine industries.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from operations after income taxes. The Company accounts for inter-segment sales and transfers at current market prices. The Company did not have any individually material inter-segment transactions during 2006 or 2005.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	All Other	Total
December 31, 2006
Net sales	$272,299	$ 4,722	$ 53,304	$ --	$ 330,325
Interest expense	45	240	960	2,738	3,983
Depreciation & amortization	14,783	345	2,324	40	17,492
Income tax expense (benefit)	10,681	(336)	1,547	(3,370)	8,522
Segment profit (loss)	18,331	(598)	2,695	(5,993)	14,435
Segment assets	233,051	53,535	51,836	4,279	342,701
Expenditures for long- lived assets	18,479	30	773	--	19,282

December 31, 2005
Net sales	$ 263,485	$ --	$ 57,902	$ --	$ 321,387
Interest expense	504	--	966	2,307	3,777
Depreciation & amortization	13,850	--	2,481	--	16,331
Income tax expense (benefit)	11,546	--	975	(2,769)	9,752
Segment profit (loss)	18,725	--	1,673	(5,386)	15,012
Segment assets	207,128	--	55,741	6,786	269,655
Expenditures for long- lived assets	16,003	--	726	--	16,729

December 31, 2004
Net sales	$ 252,365	$ --	$ 51,724	$ --	$ 304,089
Interest expense	1,770	--	967	1,292	4,029
Depreciation & amortization	13,555	--	2,578	--	16,133
Income tax expense (benefit)	8,019	--	(1,600)	(2,330)	4,089
Segment profit (loss)	9,517	--	1,724	(4,139)	7,102
Segment assets	221,332	--	60,249	6,761	288,342
Expenditures for long- lived assets	11,259	--	903	--	12,162

Due to the large number of countries in which the Company sells our products, sales to external customers and long-lived assets utilized by the Company are reported in the following geographical regions:

	December 31, 2006		December 31, 2005		December 31, 2004
	Sales	Long-lived assets	Sales	Long-lived assets	Sales	Long-lived assets

United States	$ 77,526	$ 54,617	$77,763	$31,821	$74,228	$ 34,945

Europe	194,359	94,369	185,786	81,348	181,224	96,224

Asia	24,119	7,461	19,689	5,660	18,763	--

Canada	8,028	--	8,835	--	9,040	--

Mexico	13,164	--	12,223	--	15,642	--

South America/Other	13,129	--	17,091	--	5,192	--

All foreign countries	252,799	101,830	243,624	87,008	229,861	96,224

Total	$ 330,325	$ 156,447	$ 321,387	$ 118,829	$ 304,089	$ 131,169

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)
14) Income Taxes

Income before provision for income taxes for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year ended December 31,
	2006	2005	2004
Income before provision for income taxes:
United States	$ 3,735	$ 6,227	$ (182)
Foreign	19,222	18,537	11,373
Total	$ 22,957	$ 24,764	$ 11,191

Total income tax expense (benefit) for the years ended December 31, 2006, 2005, and 2004 were as follows:

Year ended December 31,

	2006	2005	2004

Current:
U.S. Federal	$ 3,035	$ 2,815	$ (2,785)
State	201	(78)	88
Non-U.S.	6,670	7,689	3,532
Total current expense	$ 9,906	$ 10,426	$ 835

Deferred:
U.S. Federal	$ (3,388)	$ (609)	$ 2,285
State	17	303	(46)
Valuation allowance	1,581	--	--
Non-U.S.	406	(368)	1,015
Total deferred expense (income)	(1,384)	(674)	3,254

Total expense	$ 8,522	$ 9,752	$ 4,089

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

A reconciliation of taxes based on the U.S. federal statutory rate of 35%, 34%, and 34% for the years ended December 31, 2006, 2005, and 2004 is summarized as follows:

	Year ended December 31,
	2006	2005	2004
Income taxes at the federal statutory rate	$ 8,034	$ 8,420	$ 3,805
State income taxes, net of federal benefit	143	225	42
Non-US earnings taxed at different rates	353	1,019	562
Other, net	(8)	88	(320)

	$ 8,522	$ 9,752	$ 4,089

The tax effects of the temporary differences are as follows:

Year ended December 31,

	2006	2005
Deferred income tax liability
Tax in excess of book depreciation	$ 11,073	$ 11,723
Duty drawback receivable	--	70
Goodwill	6,902	5,109
Flow through loss from pass through entity	--	729
Allowance for bad debts	--	5
Other deferred tax liabilities	291	351

Gross deferred income tax liability	18,266	17,987

Deferred income tax assets
Inventories	508	557
Allowance for bad debts	16	--
Pension/personnel accruals	485	1,014
Environmental provision	408	--
Net operating loss carry forwards	912	1,188
Foreign tax credits	1,842	460
Other deferred tax assets	1,077	366
Gross deferred income tax assets	5,248	3,585

Net deferred income tax liability	$ 13,018	$ 14,402

The net operating loss carry forwards are composed of net operating losses in Germany, Slovakia, and China, for which valuation allowances have not been recorded as of December 31, 2006, as it is management's judgment that all resulting tax benefits are realizable. According to German law, there are not any time limitations on carrying forward the $1,338 in net operating losses of our German subsidiary. Slovakian net operating losses of $41, $901, $641, and $236 expire in 2008, 2009, 2010, and 2011, respectively.  The China net operating losses of $88, $814, and $2,163 expire in 2009, 2010, and 2011, respectively.

The foreign tax credits shown above are reported net of a valuation reserve based on an estimate of the amount that can be utilized by foreign source income. The gross amount of the foreign tax credits are $3,423 and the valuation reserve is $1,581.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

Although realization of deferred tax assets is not assured, management believes that it is more likely than not that all of the net deferred tax assets presented above will be realized. However, the amount of the deferred tax assets considered realizable could be reduced based on changing conditions.

As of December 31, 2006, all of the Company’s foreign earnings have been previously taxed in the U.S. due to the application of IRC Sec. 956.  Accordingly, no deferred taxes have been provided for undistributed earnings. The Company expects to reinvest future earnings indefinitely and does not expect such earnings to become subject to U.S. taxation in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments. It is not practicable to determine the U.S. income tax liability, if any, that would be payable if such earnings, were not reinvested indefinitely.

As of December 31, 2006, the Company has not provided taxes on unremitted foreign earnings from certain foreign affiliates that are intended to be indefinitely reinvested in finance operations and expansion outside the United States.  If such earnings were distributed beyond the amount for which taxes have been provided, foreign tax credits would substantially offset any incremental U.S. tax liability.

15) Reconciliation of Net Income Per Share

	Year ended December 31,
	2006	2005	2004
Net income	$ 14,435	$ 15,012	$ 7,102

Weighted average shares outstanding	17,125	17,004	16,728
Effective of dilutive stock options	226	189	423

Dilutive shares outstanding	17,351	17,193	17,151

Basic net income per share	$ 0.84	$ 0.88	$ 0.42

Diluted net income per share	$ 0.83	$ 0.87	$ 0.41

Excluded from the shares outstanding for the years ended December 31, 2006 and 2005 were 301 and 344 anti-dilutive options, respectively, which had an exercise price of $12.62 per share during 2006 and 2005. In addition in 2006, there were 172 options that were anti-dilutive due to the large amount of unrecognized compensation expense associated with these options.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

16) Commitments and Contingencies

The Company has operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates. Rent expense for 2006, 2005, and 2004 was $2,617, $2,422, and $3,203, respectively. The following is a schedule by year of future minimum lease payments as of December 31, 2006 under operating leases that have initial or remaining noncancelable lease terms in excess of one year.

Year ended December 31,
2007	$ 3,890
2008	3,632
2009	3,076
2010	2,626
2011	2,327
Thereafter	8,593

Total minimum lease payments	$ 24,144

The Kilkenny operation of the Metal Bearing Components Segment has received certain grants from the Ireland government. These grants are based upon the Kilkenny, Ireland facility hiring and retention of certain employment levels by the measurement date. At December 31, 2006, actual employment levels are less than those required by certain grant covenants. During 2003, the grant agreement measurement date was amended to extend the measurement date. The Company anticipates that, if necessary, the grant agreement measurement date and /or employment level thresholds would again be adjusted. Effects of this not occurring are estimated not to be material to the consolidated financial statements. As of December 31, 2006 and 2005 the grant obligation is recorded as a component of other non-current liabilities in the amount of $405 and $423, respectively.

The Metal Bearing Components  Segment is finalizing a supply contract with Ascometal France  for the purchase of steel in Europe that covers the years 2007, 2008 and 2009. The contract will automatically renew annually unless formal notice is sent by either party one year in advance. The percentage of steel purchased for European operations granted to Ascometal under the contract is 70% or approximately $40,000. The contract, among other things, stipulates that Ascometal achieve certain performance targets related to quality, reliability and service and the percentage granted can be reduced if those targets are not met by the vendor. The contract provisions include annual price adjustments based upon published indexes in addition to annual productivity improvement factor multiples. In 2006, we purchased approximately $39,360 under a similar contract that expired on December 31, 2005 and that automatically renewed for 2006.

On March 20, 2006, we, as well as numerous other parties, received correspondence from the Environmental Protection Agency ("EPA") requesting information regarding a former waste recycling vendor previously used by us.  The vendor has since ceased operations and the EPA is investigating the clean up of the site or sites used by the vendor.  As of the date of this report, we do not know whether we have any liability related to this vendor's actions or the estimatable range for any potential liability.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

17) Quarterly Results of Operations (Unaudited)

The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005.

	Year ended December 31, 2006
	March 31	June 30	Sept. 30	Dec. 31
Net sales	$ 86,017	$ 83,554	$ 74,870	$ 85,884
Income from operations	8,905	7,157	4,807	5,023
Net income	5,262	3,453	2,633	3,087
Basic net income per share	0.31	0.20	0.15	0.18
Dilutive net income per share	0.30	0.20	0.15	0.18
Weighted average shares outstanding:
Basic number of shares	17,152	17,157	17,105	16,941
Effect of dilutive stock options	224	212	234	200

Diluted number of shares	17,376	17,369	17,339	17,141

Year ended December 31, 2005

	March 31	June 30	Sept. 30	Dec. 31
Net sales	$ 86,715	$ 83,787	$ 74,998	$ 75,887
Income from operations	7,387	6,353	5,643	8,505
Net income	4,023	3,312	2,557	5,120
Basic net income per share	0.24	0.20	0.15	0.30
Dilutive net income per share	0.23	0.19	0.15	0.30
Weighted average shares outstanding:
Basic number of shares	16,889	16,971	17,191	17,206
Effect of dilutive stock options	372	357	331	141

Diluted number of shares	17,261	17,328	17,522	17,347

The fourth quarter of 2006 included one month of Whirlaway Corporation with sales of $4,722 and a net loss of $598 due primarily to one time purchase accounting adjustments of $385, net of tax, resulting from increasing the inventory value from cost to fair value.

The first quarter results in 2006 include a net gain resulting from a $770 after-tax gain on the sales of excess land less a loss on disposal of excess machinery at our Pinerolo, Italy facility.

Fourth quarter results in 2005 include a pre-tax gain on the sale of excess land at our Veenendaal, The Netherlands facility of $432. This transaction resulted in an after-tax gain of approximately $295.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)
18) Fair Value of Financial Instruments

Management believes the fair value of financial instruments approximate their carrying value due to the short maturity of these instruments or in the case of the Company’s variable rate debt, due to the variable interest rates. The fair value of the Company’s fixed rate long-term borrowings are estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts and fair values of the Company's long-term debt are as follows:

The carrying amounts and fair values of the Company’s long-term debt are as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate long-term debt	$39,466	$39,466	$ 17,900	$ 17,900
Fixed rate long-term debt	42,096	39,941	40,000	38,739

19) Accumulated Other Comprehensive Income

At December 31, 2006 and 2005 , the Company has included in accumulated other comprehensive income unrealized income due to foreign currency translation of $15,743 and $4,121. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations.

Also included in accumulated other comprehensive income as of December 31, 2005 was additional minimum pension liability cost, net of tax of  $724.  Included in accumulated other comprehensive income as of December 31, 2006 was an adjustment to initially apply SFAS 158 and record the unrecognized actuarial net loss that  has not been recognized as a component of pension income of $394, net of tax. The additional minimum liability that made up a portion of the 2005 balance was eliminated first by the plan curtailment and then eliminated under adoption of SFAS 158. (See Note 9)

20) Common Stock Repurchase

During the first quarter of 2006, the Company's Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to $10 million in common stock of the Company, during the subsequent 18 months in the open market or in private transactions, in accordance with applicable laws and regulations.  This amount represented approximately 5% of the Company's outstanding stock at the date of authorization.  During the year ended December 31, 2006, the Company repurchased 463 shares at an approximate average cost of $11.39 a share for a total of $5,273.  These shares have been retired and were recorded as an offset to additional paid in capital.

21) Related Party Transactions

With the acquisition of Whirlaway on November 30, 2006, the Company incurred a $21,305 note payable to the former shareholder of Whirlaway who is now an employee of the Company. Additionally, on November 30, 2006, the Company entered into operating leases covering two of the Whirlaway manufacturing facilities with a company owed by the former shareholder of Whirlaway who is now an employee of the Company. The terms of the leases are at prevailing market rates for the rental market in which the facilities are located. The rent payments in 2006 to this related party were $50. The total future rent payments will be $3,217 over 5 years or $644 per year.

        22) Subsequent Events.

Subsequent to the year ended December 31, 2006, the Company remitted $18,638 to the former shareholder of Whirlaway to partially pay-off the related party  note payable.  The payment was financed under our $90 million credit facility.

In January 2007, we entered into a two-year supply agreement with Schaeffler Group (INA) effective as of July 1, 2006 that replaced the agreement that expired on June 30, 2006.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(In thousands, except per share data)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, and internal control over financial reporting as such term is defined under Rule l3a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006, the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

The management of NN, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation under the framework in Internal Control- Integrated Framework issued by the COSO, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.  Other Information

None

Part III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item of Form 10-K concerning the Company’s directors is contained in the sections entitled “Information about the Directors” and “Beneficial Ownership of Common Stock” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

The information required by Item 402 of Regulation S-K is contained in the sections entitled “Information about the Directors -- Compensation of Directors” and “Executive Compensation” of the Company’s definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is contained in the section entitled “Beneficial Ownership of Common Stock” of the Company’s definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

Information required by Item 201 (d) of Regulations S-K concerning the Company’s equity compensation plans is set forth in the table below:

Table of Equity Compensation Plan Information

(In thousands)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted -average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,452	$9.81	808
Equity compensation plans not approved by security holders	--	--	--
Total	1,452	$9.81	808

Item 13.	Certain Relationships and Related Transactions

With the acquisition of Whirlaway on November 30, 2006, wencurred a $21.3 million short-term note payable to the former shareholder of Whirlaway, Thomas Zupan, who is now Vice President - President of Whirlaway Corporation. Additionally, on November 30, 2006, we entered into operating leases covering two of the Whirlaway manufacturing facilities with a company owed by Mr. Zupan. The terms of the leases are at prevailing market rates for the rental market in which the facilities are located. The rent payments in 2006 to this related party were $0.1 million. The total future rent payments will be $3.2 million over 5 years or $0.6 million per year.

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

                By:  /s/ Roderick R. Baty
              Roderick R. Baty
                                         Chairman of the Board,
                                         Chief Executive Officer and President

                                         Dated: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date
/s/ RODERICK R. BATY	Chairman of the Board, Chief Executive Officer and President	March 15, 2007
Roderick R. Baty

/s/ JAMES H. DORTON	Vice President-Corporate Development and Chief Financial Officer	March 15, 2007
James H. Dorton

/s/ WILLIAM C. KELLY, JR.	Vice President-Chief Administrative Officer, Secretary and Treasurer	March 15, 2007
William C. Kelly, Jr.

/s/ G. RONALD MORRIS	Director	March 15, 2007
G. Ronald Morris

/s/ MICHAEL E. WERNER	Director	March 15, 2007
Michael E. Werner

/s/ STEVEN T. WARSHAW	Director	March 15, 2007
Steven T. Warshaw

/s/ RICHARD G. FANELLI	Director	March 15, 2007
Richard G. Fanelli

/s/ ROBERT M. AIKEN, JR.	Director	March 15, 2007
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

10.2	Amendment No. 1 to the NN, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement No. 333-50934 on Form S-8 filed on November 30, 2000)*

10.3	Amendment No. 2 to the NN, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement No. 333-69588 on Form S-8 filed on September 18, 2001)*

10.4	Amendment No. 3 to NN, Inc. Stock Incentive Plan as ratified by the shareholders on May 15, 2003 amending the Plan to permit the issuance of awards under the Plan to directors of the Company (incorporated by reference to Exhlibit 10-1 of the Company's Quarterly Report on Form 10-Q filed August 14, 2003)*

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-89950 on Form S-3/A filed July 15, 2002)

10.6
Form of Stock Option Agreement, dated December 7, 1998, between the Company and the non-employee directors of the Company (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed March 31, 1999)*

10.7	Elective Deferred Compensation Plan, dated February 26, 1999 (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed March 31, 1999)*

10.8	NN, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Form S-8 filed December 16, 2005)*

10.9	Executive Employment Agreement, dated August 21, 2006, between the Company and Roderick R. Baty (incorporated by reference to the Company’s Form 8-K filed August 24, 2006)*
10.10	Executive Employment Agreement, dated August 21, 2006, between the Company and James H. Dorton (incorporated by reference to the Company’s Form 8-K filed August 24, 2006)*

10.11	Executive Employment Agreement, dated August 21, 2006, between the Company and Nicola Trombetti (incorporated by reference to the Company’s Form 8-K filed August 24, 2006)*

10.12	Executive Employment Agreement, dated August 21, 2006, between the Company and Thomas McKown (incorporated by reference to the Company’s Form 8-K filed August 24, 2006)*

10.13	Executive Employment Agreement, dated August 21, 2006, between the Company and James Anderson (incorporated by reference to the Company’s Form 8-K filed August 24, 2006)*

10.14	Executive Employment Agreement, dated August 21, 2006, between the Company and David M. Gilson (incorporated by reference to the Company’s Form 8-K filed October 3, 2006)*

10.15	Executive Employment Agreement, dated August 21, 2006, between the Company and Thomas G. Zupan (incorporated by reference to the Company’s Form 8-K filed December 6, 2006)*

10.16	Executive Employment Agreement, dated August 21, 2006, between the Company and Frank T. Gentry (incorporated by reference to Company’s Current Report on Form 8-K filed August 24, 2006)*

10.17	Executive Employment Agreement, dated August 21, 2006, between the Company and Robert R. Sams (incorporated by reference to the Company’s Current Report on Form 8-K filed August 21, 2006)*

10.18	Executive Employment Agreement dated August 21, 2006, between the Company and William C. Kelly, Jr. (incorporated by reference to the Company’s Current Report on Form 8-K filed August 24, 2006)*

10.19
NN Euroball, ApS Shareholder Agreement dated April 6, 2000 among NN, Inc., AB SKF and FAG Kugelfischer Georg Shafer AG (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed March 29, 2002)

10.20
Frame Supply Agreement between Euroball S.p.A., Kugelfertigung Eltmann GmbH, NN Euroball Ireland Ltd. and Ascometal effective January 1, 2002 (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, “Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission,” as indicated throughout the document with an asterisk in brackets ([*])) (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed March 31, 2003)

10.21
Supply Agreement between NN Euroball ApS and AB SKF dated April 6, 2000. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, “Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission, “ as indicated throughout the document with a n asterisk in brackets([*]) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2003)

10.22
Global Supply Agreement among NN, Inc., NN Netherlands B.V. and SKF Holding Maatschappij Holland B.V. dated April 14, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, “Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission, “ as indicated throughout the document with a n asterisk in brackets([*])(incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2003)

10.23
Note Purchase Agreement dated April 22, 2004 among NN, Inc. as the Borrower and its Subsidiary Guarantors and the Prudential Insurance Company of America as Agent for the Purchase. (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed March 16, 2005)

10.24
First Amendment to Note Purchase Agreement dated as of September 1, 2006, among NN, Inc. and The Prudential Insurance and Annuity Company, American Bankers Life Assurance Company of Florida, Inc., Farmers New World Life Insurance Company and Times Insurance Company (incorporated by reference to the Company’s Form 8-K filed September 27,  2006)*

10.25
Credit Agreement dated as of  September 1, 2006 among NN, Inc., and  the Lenders as named therein, KeyBank National Association as Lead Arranger, Book Runner and Administrative Agent, and AmSouth Bank, as Swing Line Lender (incorporated by reference to the Company’s Current Report on Form 8-K filed September 27, 2006)

10.26	Stock Purchase Agreement as of November 30, 2006, by and among NN, Inc. and Whirlaway Corp. and Thomas G. Zupan (incorporated by reference to the Company’s Form 8-K filed December 6, 2006)*

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