Form 10-Q
period 2007-03-31
NN INC
filed 2007-05-10
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 8, 2007 there were 16,848,082 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.
INDEX

                                                         Page No.
Part I. Financial Information

Item 1.             Financial Statements:

Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2007 and 2006 (unaudited)                                    2

Condensed Consolidated Balance Sheets at March 31, 2007and December 31, 2006 (unaudited)                                                                                                 3

Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2007 (unaudited)                                                           4

Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)                                                                              5

Notes to Consolidated Financial Statements (unaudited)                                                             6

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations                                                                                                      14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                                                                                                                                             18

Item 4.   Controls and Procedures                                                                                                                                                                                                                           18

Part II. Other Information

Item 1.           Legal Proceedings                                                                               18

Item 1A.        Risk Factors                                                                                                                                                                                                                                                 18

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                                                             19

Item 3.           Defaults Upon Senior Securities                                                                                                                                                                                                               19

Item 4.           Submission of Matters to a Vote of Security Holders                                                                                                                                                                           19

Item 5.           Other Information                                                                                                                                                                                                                                        19

Item 6.           Exhibits                                                                                                                                                                                                                                                          19

Signatures                                                                                                                                                                                                                                                                           20

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NN, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

Three Months Ended March 31,

(Thousands of Dollars, Except Per Share Data)	2007	2006
Net sales	$ 107,944	$ 86,017
Cost of products sold (exclusive of depreciation and amortization shown separately below)	85,082	65,999
Selling, general and administrative	9,424	7,681
Depreciation and amortization	5,523	4,162
Gain on disposal of assets	(5)	(730)
Income from operations	7,920	8,905

Interest expense	1,694	986
Other (income) expense, net	26	(209)
Income before provision for income taxes	6,200	8,128
Provision for income taxes	2,445	2,866
Net income	3,755	5,262

Other comprehensive income:
Foreign currency translation gain	2,076	2,230
Comprehensive income	$ 5,831	$ 7,492

Basic income per common share:	$ 0.22	$ 0.31

Weighted average shares outstanding	16,813	17,152

Diluted income per common share:	$ 0.22	$ 0.30

Weighted average shares outstanding	17,033	17,376

Cash dividends per common share	$ 0.08	$ 0.08

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$ 17,566	$ 11,681
Accounts receivable, net of allowance for doubtful accounts of $1,522 and $1,278, respectively	72,971	63,442
Inventories, net	44,600	43,538
Other current assets	7,326	7,203
Total current assets	142,463	125,864

Property, plant and equipment, net	156,309	156,447
Goodwill, net	46,419	46,147
Intangible assets, net	9,997	10,131
Other assets	4,346	4,112
Total assets	$ 359,534	$ 342,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 51,012	$ 52,576
Accrued salaries, wages and benefits	14,784	13,519
Income taxes	2,610	94
Current maturities of long-term debt	10,125	851
Dividends payable	1,348	--
Other current liabilities	8,790	7,829
Total current liabilities	88,669	74,869

Non-current deferred tax liability	16,741	16,334
Long-term debt	97,823	80,711
Related party debt	2,667	21,305
Accrued pension and other	16,333	16,313
Total liabilities	222,233	209,532

Total stockholders’ equity	137,301	133,169

Total liabilities and stockholders’ equity	$ 359,534	$ 342,701

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock
(Thousands of Dollars and Shares)	Number of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2007	16,842	$169	$53,473	$64,178	$15,349	$133,169
Shares issued	11	--	115	--	--	115
Net income	--	--	--	3,755	--	3,755
Amortization of restricted stock award	--	--	13	--	--	13
Stock option expense	--	--	121	--	--	121
Dividends declared	--	--	--	(1,348)	-	(1,348)
Cumulative effect of adoption of FIN 48	--	--	--	(600)	--	(600)
Cumulative translation gain	--	--	--	--	2,076	2,076
Balance, March 31, 2007	16,853	$169	$53,722	$65,985	$17,425	$137,301

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Thousands of Dollars)	2007	2006
Operating Activities:
Net income	$ 3,755	$ 5,262
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	5,523	4,162
Increase in allowance for doubtful accounts	84	--
Amortization of debt issue costs	49	64
Gain on disposal of property, plant and equipment	(5)	(730)
Compensation expense from issuance of restricted stock and incentive stock options	134	103
Changes in operating assets and liabilities:
Accounts receivable	(9,171)	(11,938)
Inventories	(838)	1,769
Accounts payable	(3,285)	(3,640)
Other assets and liabilities	3,682	1,760
Net cash used by operating activities	(72)	(3,188)

Investing Activities:
Acquisition of property, plant and equipment	(3,234)	(1,869)
Proceeds from disposals of property, plant and equipment	--	2,830
Acquisition of intangibles and goodwill	(91)	--
Net cash provided (used) by investing activities	(3,325)	961

Financing Activities:
Increase in cash from book overdraft	1,282	2,157
Repayment of long-term debt	(288)	(4,738)
Repayment of short-term debt	(5,869)	(8,398)
Proceeds from short-term debt	15,143	9,907
Principal payment on capital lease	(9)	(8)
Repurchase of common stock	--	(246)
Proceeds from issuance of stock	115	103
Proceeds from long term debt	17,400	--
Debt issuance cost paid	(25)	--
Repayment of related party debt	(18,638)	--
Net cash provided (used) by financing activities	9,111	(1,223)

Effect of exchange rate changes on cash and cash equivalents	171	131

Net Change in Cash and Cash Equivalents	5,885	(3,319)
Cash and Cash Equivalents at Beginning of Period	11,681	10,856
Cash and Cash Equivalents at End of Period	$ 17,566	$ 7,537

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the “Company”) have not been audited, except that the balance sheet at December 31, 2006 is derived from the Company’s consolidated audited financial statements. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three month periods ended March 31, 2007 and 2006, the Company’s financial position at March 31, 2007 and December 31, 2006, and the cash flows for the three month periods ended March 31, 2007 and 2006. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited, condensed, consolidated and unaudited, consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent annual report on Form 10-K for the year ended December 31, 2006 which we filed with the Securities and Exchange Commission on March 16, 2007.

The results for the three month period ended March 31, 2007 are not necessarily indicative of results for the year ending December 31, 2007 or any other future periods.

Note 2.  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$ 12,386	$ 11,828
Work in process	10,345	10,427
Finished goods	23,904	23,596
Less inventory reserves	(2,035)	(2,313)
	$ 44,600	$ 43,538

Inventories on consignment at customer locations as of March 31, 2007 and December 31, 2006 totaled $5,339 and $4,554, respectively.

Note 3.  Net Income Per Share
Three months ended March 31,

(Thousands of Dollars, Except Share and Per Share Data)	2007	2006

Net income	$ 3,755	$ 5,262

Weighted average basic shares	16,813,351	17,151,957
Effect of dilutive stock options	219,986	223,634
Weighted average dilutive shares outstanding	17,033,337	17,375,591

Basic net income per share	$ 0.22	$ 0.31
Diluted net income per share	$ 0.22	$ 0.30

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Excluded from the shares outstanding for the three month period ended March 31, 2007 were 503,250 anti-dilutive options which had exercise prices ranging from $11.29 and $12.62. There were no anti-dilutive options excluded from shares outstanding for the three month period of March 31, 2006.

Note 4.  Segment Information

The segment information and the accounting policies of each segment are the same as those described in the “Segment Information” footnote and the “Summary of Significant Accounting Policies” footnote, respectively, in our annual report on Form 10-K for the  year ended December 31, 2006. We evaluate segment performance based on income or loss from operations after income taxes. We account for inter-segment sales and transfers at current market prices. We did not have any significant inter-segment transactions during the three month periods ended March 31, 2007 and 2006.  As discussed in our annual report on Form 10-K for the year ended December 31, 2006, we changed our segment reporting during the fourth quarter of 2006.  The first quarter of 2006 has been restated to conform to the new segment reporting.

Three Months Ended March 31,
2007	2006

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Com-ponents Segment	Plastic and Rubber Com-ponents Segment	All Other	Metal Bearing Components Segment	Precision Metal Com-ponents Segment	Plastic and Rubber Com-ponents Segment	All Other
Revenues from external customers	$ 77,285	$ 18,028	$ 12,631	$ --	$ 71,340	$ --	$ 14,677	$ --
Segment profit (loss)	4,883	47	489	(1,664)	5,818	--	929	(1,485)
Assets	244,479	55,171	53,039	6,845	215,560	--	55,623	5,917

Note 5.  Recent Investing Activity

The opening balance sheet for the Whirlaway Corporation (“Whirlaway”) acquisition on November 30, 2006 is still in the process of being finalized. For the quarter ended March 31, 2007, there have been no changes to the opening balance sheet assets or liabilities apart from Goodwill which increased $25 as legal costs related to the acquisition paid subsequent to year end were added.  The following unaudited proforma financial information shows the net sales, net income, and net income per share for the quarter ended March 31, 2006 as though the acquisition of Whirlaway occured at the beginning of 2006.

March 31, 2006
Net sales	$ 107,125
Net income	$ 5,898
Basic net income per share	$ 0.34
Diluted net income per share	$ 0.34

During the quarter ended March 31, 2007, we acquired $330 of equipment and $66 of intangibles under the SNR purchase agreement. There are $240 of tangible assets and $41 of intangible assets yet to be purchased under the agreement.

Note 6.  Pensions

We have a defined benefit pension plan covering the employees at our Eltmann, Germany facility. The benefits are based on the expected years of service. The plan is unfunded. There were no prior service costs recognized in the three months ended March 31, 2007 and 2006.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Components of Net Periodic Pension Cost:

Three months ended March 31,
(In Thousands of Dollars)	2007	2006
Service cost	$ --	$ 25
Interest cost	58	62
Net loss	1	12
Net periodic pension cost	$ 59	$ 99

We expect to contribute approximately $240 to the Eltmann, Germany pension plan in 2007. As of March 31, 2007, approximately $60 of contributions had been made.

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan covering our Pinerolo, Italy employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment. The table below summarizes the changes to the severance indemnity at March 31, 2007 and 2006:

	Three months ended March 31,
(In Thousands of Dollars)	2007	2006
Beginning balance	$ (8,020)	$ (6,644)
Amounts accrued	(294)	(256)
Payments	432	119
Currency impacts	(93)	(169)
Ending balance	$ (7,975)	$ (6,950)

Note 7.  New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 "Accounting for Income Taxes".   FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, and the effects on our consolidated financial position, liquidity, and results of operations were not material.  See Note 15 for additional information.

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

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. SFAS No. 159 will be effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect SFAS No. 159 will have on its consolidated financial position, liquidity, or results of operations.

Note 8.  Long-Term Debt and Short-Term Debt

Long-term debt at March 31, 2007 and December 31, 2006 consisted of the following:
	March 31, 2007	December 31, 2006

Borrowings under our $90,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (5.35% at March 31, 2007) plus an applicable margin of 0.60 to 0.925, expiring September 20, 2011.
	$ 66,140	$ 39,466

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014. Annual principal payments of $5,714 begin on April 26, 2008 and extend through the date of maturity.	40,000	40,000

Long term note payable with customer related to acquiring equipment from customer as part of long term supply agreement. Note carries a 0% rate of interest. Interest on this note has been imputed at a rate of 5.41%. Note is paid down by applying a fixed amount per piece purchased by customer.	1,808	2,096
Total debt	107,948	81,562
Less current maturities of long-term debt	10,125	851
Long-term debt, excluding current maturities of long-term debt	$ 97,823	$ 80,711

The increase in borrowings under the $90.0 million credit facility is related primarily to the payment of $18.6 in related party notes payable related to the Whirlaway acquisition. The majority of the current maturities of long-term debt are borrowings under our $10.0 million short-term swing line used for cash management purposes.  As of March 31, 2007, $1,106 of capitalized loan origination cost for both facilities was recorded on the balance sheet within other assets and additions are presented in the Financing Activities section of the Statements of Cash Flows.

We were in compliance with all covenants related to the $90.0 million credit facility and the $40.0 million senior notes as of March 31, 2007.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

As a result of the Company's cash management system including all U.S. operations, checks issued but not presented to the banks for payment may create negative book cash balances.  Such negative balances are included in accounts payable and totaled $1,282 as of March 31, 2007.

Note 9.   Goodwill

The changes in the carrying amount of goodwill for the three month period ended March 31, 2007 and the twelve month period ended December 31, 2006 are as follows:

(In Thousands of Dollars)	Precision Metal Components Segment	Plastic and Rubber Components Segment	Metal Bearing Components Segment	Total
Balance as of January 1, 2006	$ --	$25,755	$ 15,893	$41,648
Goodwill acquired	2,352	--	--	2,352
Currency impacts	--	--	2,147	2,147
Balance as of December 31, 2006	$2,352	$25,755	$18,040	$46,147

Balance of January 1, 2007	$ 2,352	$25,755	$18,040	$46,147
Goodwill acquired	25	--	--	25
Currency impacts	--	--	247	247
Balance as of March 31, 2007	$2,377	$25,755	$ 18,287	$46,419

The addition of the $25 in the quarter ended March 31, 2007 related to legal cost paid subsequent to the year ended December 31, 2006 for the acquisition of Whirlaway.

Note 10.   Intangible assets, net of amortization

(In Thousands of Dollars)	Precision Metal Components Segment	Metal Bearing Components Segment	Total
Balance as of January 1, 2006	$ --	$ 474	$ 474
Acquisition of Intangibles	7,180	1,855	9,035
Amortization	(39)	(402)	(441)
Currency impacts	--	163	163
Balance as of December 31, 2006	$ 7,141	$ 2,090	$ 9,231

Balance as of January 1, 2007	$ 7,141	$ 2,090	$ 9,231
Acquisition of Intangibles	--	66	66
Amortization	(119)	(133)	(252)
Currency impacts	--	52	52
Balance as of March 31, 2007	$ 7,022	$ 2,075	$ 9,097

Of the intangible assets within the Precision Metal Components Segment, the majority of the value is customer relationship intangibles with an estimated fair value of $6,900. This intangible asset has an estimated useful life of 20 years and $87 of amortization expense was recorded in 2007. The remaining balance is made up of a covenant not to compete of $150 and a favorable leasehold interest of $130. These items are amortizable over two and two and a half years, respectively, and $19 and $13 in amortization expense was recorded in 2007. The accumulated amortization related to all of these intangible assets at March 31, 2007 was $158. Also in the Precision Metal Components Segment is an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway. The Company is still in the process of finalizing the valuation of these intangible assets.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

The intangible asset within the Metal Bearing Components Segment is a contract intangible related to the SNR purchase agreement and related supply agreement. This intangible asset is subject to amortization over approximately 5 years and amortization expense will approximate $500 for each of the five years. For the three months ended March 31, 2007, the amortization expense totaled $133 and accumulated amortization totaled $577 at March 31, 2007.

Note 11.   Stock Compensation

In the three month periods ended March 31, 2007 and 2006, approximately $134 and $103, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards. The cost recognized related to the restricted stock awards for the three month periods was $13 and $103, respectively. The compensation expense recognized related to stock options during the three month periods ended March 31, 2007 and 2006 was $121 and $0, respectively. The impact on net income of all stock compensation expense in the three months ended March 31, 2007 and 2006 was approximately $129, net of tax benefits of $5 and $66 net of tax benefits of $37, respectively.

On March 1, 2007, the Company granted 30,000 options to certain employees of Whirlaway. The fair value of the options cannot be determined by market value as our options are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes model which relies on certain assumptions to estimate an option's fair value.

The following table provides a reconciliation of option activity for the three month period ended March 31, 2007:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	1,452	$ 9.81
Granted	30	$ 11.69
Exercised	(11)	$ 10.06
Forfeited or expired	--	--
Outstanding at March 31, 2007	1,471	$ 9.85	5.95	$ 3,888 (1)
Exercisable at March 31, 2007	1,269	$ 9.58	5.38	$ 3,697 (1)

(1) Intrinsic value is the amount by which the market price of the stock exceeds the exercise price of the options at March 31, 2007.

Restricted Stock Awards

The recognized compensation costs before tax for restricted stock awards in the three month periods ended March 31, 2007 and 2006 were approximately $13 and $103, respectively. The unrecognized compensation cost before tax for these awards at March 31, 2007 and 2006 total approximately $103 and $364, respectively, to be recognized over approximately one and two years, respectively. As of March 31, 2007, the actual cumulative forfeiture rate of the awards granted was approximately 10%. Below is a summary of the status of the non-vested restricted stock as of March 31, 2007 and changes during the three month period ended March 31, 2007:

	Shares (000)	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2007	33	$ 12.70
Granted	--	--
Vested	--	--
Forfeited	(3)	$12.70
Non-vested at March 31, 2007	30	$ 12.70

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Note 12.   Restructuring Charges

Eltmann, Germany Restructuring

During the fourth quarter of 2004, we announced a reduction in staffing at our Eltmann, Germany ball production facility, a component of our Metal Bearing Components Segment. This restructuring has affected 84 employees and was completed in 2006.  The final severance payments to certain employees will occur during 2007.

The following summarizes the charges related to the restructuring at the Company’s Eltmann, Germany facility for the three months ended March 31, 2007:

(In Thousands of Dollars)	Reserve Balance at 01/01/07	Charges	Paid in 2007	Currency Impacts	Reserve Balance at 03/31/07
Severance and other employee costs	$ 309	$ --	$ (7)	$ 3	$ 305
	$ 309	$ --	$ (7)	$ 3	$ 305

No additional charges are expected to be incurred related to the 2004 restructuring program. We expect to pay all amounts during  2007. There were no additional restructuring charges during the three month periods ended March 31, 2007 or 2006.

Note 13.  Property, Plant and Equipment

During the first quarter of 2006, we completed a sale of excess land and two buildings at our Pinerolo, Italy facility.  The net book value of this land and buildings was $1,013 and was classified as held for sale at December 31, 2005.  The proceeds from the sale were $2,804, resulting in a pre-tax gain of $1,791.  In addition, the Pinerolo facility disposed of excess machinery in the first quarter of 2006 with a net book value of $1,087, resulting in a pre-tax loss of $1,062.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)
Note 14.   Related Party Transactions

During the first quarter of 2007, the Company remitted $18,638 to the former sole shareholder of Whirlaway to partially pay-off the related party note payable. The payment was financed under our $90 million credit facility. The remaining balance owed of $2,667 relates to guarantees to the former sole shareholder for tax liabilities related to the sale of Whirlaway.

Note 15.   Provision for Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the company recognized a $600 increase in our income tax liabilities and a corresponding reduction in beginning retained earnings.

As of the date of adoption, the total unrecognized benefits were approximately $1,464 all of which, if recognized, would affect the effective tax rate. The amount of unrecognized benefits increased approximately $300 in the first quarter of 2007. The increase in the unrecognized benefits in the first quarter of 2007 was for continued operations and was not the result of any new tax positions adopted. During the next twelve months, we expect that this balance will be reduced by approximately $200 due to a state tax liability  that will be paid in the second quarter of 2007.

Interest and penalties related to federal, state, and foreign income tax matters are recorded as a component of the provision for income taxes in our statements of income. We recorded an insignificant amount of foreign interest and penalties to the provision for income taxes in the quarter ended March 31, 2007.

The Company or  its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2001.  The Company is no longer subject to non-U.S. income tax examinations within various European Union Countries for years before 2002.

For the quarter ended March 31, 2007, the difference between the federal statutory tax rate of 34% and our effective tax rate of 39% is due to non-U.S. based earnings taxed at higher rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under Item 1.A. “Risk Factors”. There have been no material changes to these risk factors since December 31, 2006.

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006.

OVERALL RESULTS

(In Thousands of Dollars)	Total
	2007	2006	Change
Net sales	$ 107,944	$ 86,017	$ 21,927
Cost of products sold (exclusive of depreciation and amortization shown separately below)	85,082	65,999	19,083
Selling, general, and administrative	9,424	7,681	1,743
Depreciation and amortization	5,523	4,162	1,361
Interest expense, net	1,694	986	708
Gain on disposal of assets	(5)	(730)	725
Other (income) expense, net	26	(209)	235
Income before provision for income taxes	6,200	8,128	(1,928)
Provision for income taxes	2,445	2,866	(421)
Net income	$ 3,755	$ 5,262	$ (1,507)

Net Sales. Sales have increased due to the addition of Whirlaway, which at March 31, 2007 made up the entire Precision Metal Components  Segment, in November 2006 ($18.0 million) and due to appreciation in value of Euro denominated sales relative to the U.S. Dollar ($5.4 million). In addition, sales have increased due to passing through raw material inflation to customers ($1.0 million). Partially offsetting these increases are reductions from price decreases given to several large customers in agreement with contractual terms ($1.2 million) and unfavorable product mix to existing customers ($1.3 million).

Cost of Products Sold (exclusive of depreciation and amortization). Cost of products sold increased primarily due to the addition of the Precision Metal Components Segment in November 2006 ($15.1 million) and due to the increase in value of Euro denominated costs relative to the U.S. Dollar ($4.3 million). In addition, raw material, labor and utility inflation increased ($2.0 million). Offsetting these increases were favorable mix impacts to cost of products sold ($1.0 million) and the impact of planned projects focused at reducing cost of manufacturing ($1.3 million).

Selling, General and Administrative Expenses. The increase was primarily due to the addition of the Precision Metal Components Segment in November 2006 ($1.1 million). In addition, the total increased due to the increase in the value of the Euro relative to the U.S. Dollar ($0.4 million). Finally, the total was higher due to recognizing stock option expense and from higher spending on consulting and professional fees ($0.2 million).

Depreciation and Amortization. These costs are higher due to the acquisition of the Precision Metal Components Segment ($1.0 million) and due to the increase in the value of the Euro based depreciation and amortization  relative to the U.S. Dollar ($0.3 million).

Interest expense. Interest expense is higher due to the additional debt assumed to acquire the Precision Metal Components Segment, in November 2006 ($0.6 million) and from interest on a note assumed with that acquisition ($0.1 million).

Gain on disposal of assets. In 2006, we incurred a gain from the sale of excess land at our Pinerolo, Italy facility ($1.8 million) partially offset by a loss on disposal of excess equipment at the same facility ($1.1 million).

Provision for income taxes. The 2006 first quarter effective rate is lower than the historical effective rate due to the favorable 19% tax rate on the gain from sale of land at our Pinerolo, Italy facility.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)
	2007	2006	Change

Net sales	$ 77,285	$ 71,340	$ 5,945

Segment profit	$ 4,883	$ 5,818	$ (935)

The sales increase at the Metal Bearing Components Segment was primarily due to the positive impacts from the rise in value of Euro based sales relative to the U.S. Dollar ($5.4 million). Additionally,  the Metal Bearing Components Segment experienced higher volume with existing European customers ($2.2 million) and increases related to passing through raw material inflation to customers ($0.9 million). These increases were partially offset by unfavorable product mix to existing customers ($1.4 million) and due to contractual price decreases to certain large customers ($1.2 million).

The decrease in segment profit in the first quarter of 2007 was primarily related to price decreases given to certain customers under contractual terms ($0.7 million, net of tax) and a gain on the sale of land at our Pinerolo, Italy facility in the first quarter of 2006 ($0.8 million, net of tax).  Raw material cost inflation was offset by price increases under contractual terms to certain customers, resulting in little impact on segment profit.  Additionally, cost reduction projects offset utility and labor inflation.  Euro denominated net sales and profits were favorably impacted by the increase in the value of the Euro against the U.S. Dollar ($0.3 million, net of tax).  Finally, the favorable impact from higher sales volumes in Europe increased profit ($0.4 million, net of tax).

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)
	2007	2006	Change

Net sales	$ 18,028	$ --	$ 18,028

Segment profit	$ 47	$ --	$ 47

The Precision Metal Components Segment was added on November 30, 2006 with the purchase of Whirlaway. Therefore, the segment was not included in the financial statements of the quarter ended March 31, 2006.

The first quarter 2007 results of Whirlaway are not indicative of normalized annual operations. Historically, the first quarter has lower volume than average due to the purchasing patterns of the end markets served.  Volume in the first quarter of 2007 was down against historical sales levels due to lower demand at customers that serve the U.S. automotive and housing markets.  The segment sales and segment profit were in line with management expectations for the quarter.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)
	2007	2006	Change

Net sales	$ 12,631	$ 14,677	$ (2,046)

Segment profit	$ 489	$ 929	$ (440)

Revenues in the Plastic and Rubber Components Segment were down due to lower sales volume into the automotive market ($1.4 million) and lower sales to certain specialty non-automotive customers ($0.8 million). Partially offsetting the volume decreases were benefits from raw material inflation pass through ($0.2 million).

Segment profit was negatively affected by the volume decreases in sales net of cost of goods sold ($0.7 million, after tax). Partially offsetting the volume impact were planned cost reduction projects net of inflation ($0.3 million, after tax).

Liquidity and Capital Resources

Amounts outstanding under our $90.0 million credit facility and our $40.0 million notes as of March 31, 2007 were $66.1 million and $40.0 million, respectively. See Note 8 of the Notes to Consolidated Financial Statements. We were in compliance with all covenants of our $90.0 million syndicated credit facility and our $40.0 million senior notes as of March 31, 2007.

As of March 31, 2007, the Company had  $24 million of availability under the $90.0 million five year revolving credit facility, with Key Bank as the administrative agent, which can be increased up to a maximum of $120.0 million under certain conditions. Our borrowings under the credit facility increased by $18.6 million related to the acquisition of Whirlaway. In addition, short-term borrowings increased $8.1million due to short-term cash flow needs from increased receivable balances and increased cash balances at our European operations.

Many of our locations use the Euro as their functional currency.  In 2007, the fluctuation of the Euro against the U.S. Dollar favorably impacted revenue and income and increased the value of assets and liabilities, as the average Euro exchange rate was higher for the three months ended March 31, 2007 compared with the three months ended March 31, 2006 and the spot rate at March 31, 2007 was higher than the exchange rate at December 31, 2006. As of March 31, 2007, no currency hedges were in place. Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable, was $53.8 million at March 31, 2007 as compared to $51.0 million at December 31, 2006. The ratio of current assets to current liabilities decreased from 1.68:1 at December 31, 2006 to 1.61:1 at March 31, 2007. The increase in working capital was due primarily to the increase in the cash balance at our European operations ($5.6 million) and the increase in accounts receivable balances ($9.0 million) due to higher sales volume in the first quarter of 2007 compared to the fourth quarter of 2006.  Partially offsetting these increases was the addition of dividends payable ($1.4 million) and a higher current maturities of long-term debt balance ($9.3 million).

Cash flow used by operations was $ 0.1 million during the first three months of 2007, compared with cash flow used by operations of $3.2 million during the first three months of 2006. The decrease in cash flow used by operations is due to accounts receivable having increased in 2007 at a much lower rate than 2006 due to improved days sales outstanding  in 2007.

Total assets and current assets increased approximately $2.2 million and $0.8 million, respectively, from the December 31, 2006 balance due to appreciation of the Euro relative to the U.S. Dollar. Factoring out the foreign exchange effects, accounts receivable was up due to higher sales volume in the first quarter of 2007 than the fourth quarter of 2006 ($9.0 million). Inventories were higher ($0.9 million) due to higher sales volumes.  Cash and cash equivalents were higher due to the positive cash flow at our European operations ($5.7 million).  Factoring out foreign exchange effects, property, plant and equipment was lower as year to date capital spending has been lower than depreciation ($1.9 million).

Total liabilities and current liabilities increased approximately $1.0 million and $0.7 million, respectively, from the December 31, 2006 balance due to appreciation of the Euro relative to the U.S. Dollar. Factoring out the foreign exchange effects, accounts payable was lower primarily due to the pay-off of certain payables from year end December 31, 2006 ($2.0 million). The short-term portion of long-term debt increased as we used our short-term swing line to finance the increase in working capital from year end due to higher sales ($9.3 million). In addition, due to the declared but unpaid dividend, liabilities increased in the first quarter ($1.4 million).  Finally, liabilities increased due to the accrual of taxes on first quarter income and from the adoption of FIN 48 ($2.5 million).

During 2007, we plan to spend approximately $19.0 million on capital expenditures of which $11.3 million is related primarily to equipment, process upgrades, and replacements and approximately $7.7 million is related to geographic expansion of our manufacturing base. Of these amounts, approximately $3.2 million has been spent through March 31, 2007. We intend to finance these activities with cash generated from operations and funds available under the credit facilities described above. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our working capital needs, projected capital expenditure requirements and dividend payments through December 2007.

During the first quarter of 2006, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $10 million in our common stock during the subsequent 18 months in the open market or in private transactions, in accordance with applicable laws and regulations. During the three month period ended March 31, 2007, the Company did not repurchase any shares under this plan or make any other repurchases of common stock.

During the first quarter of 2007, a dividend was declared on March 14, 2007 totaling $1.4 million. This dividend was paid on April 6, 2007.

Seasonality and Fluctuation in Quarterly Results

Our net sales in the Metal Bearing Components Segment historically have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that significantly slow production during the month of August.  With the addition of the Precision Metal Components Segment, the seasonality of the Company should become less pronounced as sales volumes within this segment are lower in the first and fourth quarters and higher in the second and third quarters.

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in our annual report on Form 10-K for the year ended December 31, 2006, including those policies as discussed in Note 1 to the annual report. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. There can be no assurance that actual results will not significantly differ from the estimates used in these critical immaterial accounting policies. The only change during the three month period ended March 31, 2007 was adoption of FIN 48 related to accounting for uncertain tax positions. FIN 48 has had an immaterial effect on the financial statements for the three month period ended March 31, 2007.

Sales Concentration

In January 2007, we entered into a two-year supply agreement with Schaeffler Group (INA) effective as of July 1, 2006 that replaced the agreement that expired on June 30, 2006. Terms of a new multi-year contract were agreed to with SKF in the second quarter of 2007 and those terms will be retroactively effective as of January 1, 2007 and will be effective until December 31, 2009.

European Restructuring

As previously mentioned in our annual report on Form 10-K for the year ended December 31, 2006, during 2006 we entered into negotiations with representatives of the Eltmann, Germany plant employees.  The negotiations seek significant wage reductions and changes in work rules.  These negotiations are still in process as of the date of this report and are still expected to be concluded during 2007.

If a satisfactory agreement cannot be reached, we may begin to shift production to lower cost facilities, thereby incurring costs for the production shifts and necessitating further restructuring at the Eltmann facility, which could include actions leading to a significant downsizing or even closure of the facility. If this were to occur, we would experience significant cash restructuring costs and impairment charges for tangible and intangible assets. In addition, such a restructuring might cause assets at other European plants to become impaired. We do not believe that such action is probable at this time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies. To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At March 31, 2007, we had $66.1 million outstanding under the domestic credit facilities and $40.0 million aggregate principal amount of senior notes outstanding. See Note 8 of the Notes to Consolidated Financial Statements. At March 31, 2007, a one-percent increase in the interest rate charged on our outstanding borrowings under our credit facilities, which are subject to variable interest rates, would result in interest expense increasing annually by approximately $0.6 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We did not hold a position in any foreign currency hedging instruments as of March 31, 2007.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of March 31, 2007, the end of the period covered by this quarterly report.

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

    Item 1.A. Risk Factors

There has not been any material changes in risk factors from those disclosed our annual report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	None
b)	None
c)	None

Item 3.	Defaults upon Senior Securities

    None

Item 4.	Submission of Matters to a Vote of Security Holders

    None

Item 5.	Other Information

    None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NN, Inc.
                                             (Registrant)

Date: May 9, 2007
                                                      /s/ Roderick R. Baty
                      Roderick R. Baty,
                                      Chairman, President and
                                                                                                                                                      Chief Executive Officer
                                      (Duly Authorized Officer)

Date: May 9, 2007
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
                                                      Vice President - Corporate Development and
                                      Chief Financial Officer
                                                                                                                                                      (Principal Financial Officer)
                                      (Duly Authorized Officer)

Date: May 9, 2007
                                                                                                                                                     /s/ William C. Kelly, Jr.
                                                                                                                                                    William C. Kelly, Jr.,
                                    Vice President and
                                    Chief Administrative Officer
                                    (Duly Authorized Officer)