Form 10-Q
period 2007-06-30
NN INC
filed 2007-08-09
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Large accelerated filer ☐                                                                Accelerated filer ☒                                           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐No ☒

As of July 8th, 2007, there were 16,863,082 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.
INDEX

                                                                                                                         Page No.
Part I.  Financial Information

Item 1.  Financial Statements:

Item 3.  Quantitative and Qualitative Disclosures about Market Risk  .............................................................................................................................................................................................  21

Item 4.  Controls and Procedures ...  21

Part II.  Other Information

Item 1.           Legal Proceedings...  22

Item 1A.  Risk Factors ...   22

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds .......................................................................................................................................................................................    22

Item 3.          Defaults Upon Senior Securities ...     22

Item 4.          Submission of Matters to a Vote of Security Holders ....................................................................................................................................................................................................     22

Item 5.          Other Information ...      23

Item 6.          Exhibits ...      23

Signatures ...      24

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

NN, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

Three Months Ended June 30,	Six Months Ended June 30,

(Thousands of Dollars, Except Per Share Data)	2007	2006	2007	2006
Net sales	$ 107,302	$ 83,554	$ 215,246	$ 169,571
Cost of products sold (exclusive of depreciation and amortization shown separately below)	85,929	64,905	171,010	130,904
Selling, general and administrative	9,558	7,063	18,983	14,744
Depreciation and amortization	5,658	4,425	11,180	8,587
Restructuring and impairment charges	15,269	--	15,269	--
(Gain) loss on disposal of assets	(6)	4	(11)	(726)
Income (loss) from operations	(9,106)	7,157	(1,185)	16,062

Interest expense	1,630	1,021	3,325	2,007
Other (income) expense, net	(22)	449	3	240
Income (loss) before provision for income taxes	(10,714)	5,687	(4,513)	13,815
Provision for income taxes	1,104	2,234	3,550	5,100

Net income (loss)	(11,818)	3,453	(8,063)	8,715

Other comprehensive income:
Foreign currency translation gain	1,351	5,414	3,427	7,644
Comprehensive income	$ (10,467)	$ 8,867	$ (4,636)	$ 16,359

Basic income (loss) per common share:	$ (0.70)	$ 0.20	$ (0.48)	$ 0.51

Weighted average shares outstanding	16,815	17,157	16,814	17,153

Diluted income (loss) per common share:	$ (0.69)	$ 0.20	$ (0.47)	$ 0.50

Weighted average shares outstanding	17,028	17,369	17,031	17,365

Cash dividends per common share	$ 0.08	$ 0.08	$ 0.16	$ 0.16

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$ 12,820	$ 11,681
Accounts receivable, net of allowances of $1,315 and $1,278, respectively	74,267	63,442
Inventories, net	45,273	43,538
Other current assets	8,448	7,203
Total current assets	140,808	125,864

Property, plant and equipment, net	152,369	156,447
Goodwill, net	36,523	46,147
Intangible assets, net	7,804	10,131
Other assets	4,884	4,112
Total assets	$ 342,388	$ 342,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 49,782	$ 52,576
Accrued salaries, wages and benefits	14,886	13,519
Income taxes	830	94
Current maturities of long-term debt	9,054	851
Other current liabilities	8,168	7,829
Total current liabilities	82,720	74,869

Non-current deferred tax liability	16,926	16,334
Long-term debt	97,493	80,711
Related party debt	2,667	21,305
Accrued pension and other	16,685	16,313
Total liabilities	216,491	209,532

Total stockholders’ equity	125,897	133,169

Total liabilities and stockholders’ equity	$ 342,388	$ 342,701

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock
(Thousands of Dollars and shares)	Number of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2007	16,842	$ 169	$ 53,473	$ 64,178	$ 15,349	$ 133,169
Shares issued	24	--	292	--	--	292
Net income	--	--	--	(8,063)	--	(8,063)
Amortization of restricted stock award	--	--	53	--	--	53
Forfeiture of restricted stock	(3)	--	--	--	--	--
Stock option expense	--	--	315	--	--	315
Dividends declared	--	--	--	(2,696)	--	(2,696)
Cumulative effect of adoption of FIN 48	--	--	--	(600)	--	(600)
Cumulative translation gain	--	--	--	--	3,427	3,427
Balance, June 30, 2007	16,863	$ 169	$ 54,133	$ 52,819	$ 18,776	$ 125,897

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Thousands of Dollars)	2007	2006
Operating Activities:
Net income (loss)	$ (8,063)	$ 8,715
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,180	8,587
Amortization of debt issue costs	100	261
Gain on disposal of property, plant and equipment	--	(726)
Compensation expense from issuance of restricted stock and incentive stock options	368	206
Restructuring and impairment charges	15,269	--
Deferred income tax	(396)	--
Changes in operating assets and liabilities:
Accounts receivable	(9,931)	(8,627)
Inventories	(1,221)	3,031
Accounts payable	(3,585)	(1,692)
Other assets and liabilities	302	212
Net cash provided by operating activities	4,023	9,967

Investing Activities:
Acquisition of property, plant and equipment	(6,824)	(6,413)
Proceeds from disposals of property, plant and equipment	--	2,966
Acquisition of intangibles and goodwill	(162)	(529)
Net cash used by investing activities	(6,986)	(3,976)

Financing Activities:
Increase in cash from book overdraft	84	657
Repayment of long-term debt	(617)	(4,668)
Proceeds from short-term debt	8,203	1,017
Principal payment on capital lease	(18)	(13)
Repurchase of common stock	--	(683)
Proceeds from issuance of stock	292	696
Proceeds from long term debt	17,400	--
Debt issuance cost paid	(161)	--
Dividends paid	(2,696)	(2,753)
Repayment of related party debt	(18,638)	--
Net cash provided (used) by financing activities	3,849	(5,747)

Effect of exchange rate changes on cash and cash equivalents	253	1,041

Net Change in Cash and Cash Equivalents	1,139	1,285
Cash and Cash Equivalents at Beginning of Period	11,681	10,856
Cash and Cash Equivalents at End of Period	$ 12,820	$ 12,141

The accompanying notes are an integral part of the financial statements.

               NN, Inc.
        Notes To Consolidated Financial Statements
        (In Thousands, Except Share and Per Share Data)
           (unaudited)

Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the “Company”) have not been audited, except that the balance sheet at December 31, 2006 is derived from the Company’s consolidated audited financial statements.  In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three and six month periods ended June 30, 2007 and 2006, the Company’s financial position at June 30, 2007 and December 31, 2006, and the cash flows for the six month periods ended June 30, 2007 and 2006.  These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods.  As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

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

The results for the three and six month periods ended June 30, 2007 are not necessarily indicative of results for the year ending December 31, 2007 or any other future periods.

Note 2.  Restructuring and Impairment Charges

Metal Bearing Components Segment Restructuring, Impairment and Other Cost Reduction Actions

On July 25, 2007, we announced several actions intended to improve corporate financial performance that result in the recognition of certain restructuring, impairment and other non-recurring charges. The most significant action is a restructuring of the European precision ball plants operations of the Metal Bearing Components Segment of the company.  As we have increased capacity at our two newest ball plants in China and Slovakia, we now need to align our capacity across our worldwide system of six ball plants, both in assets currently in service and in production assets that have been held in reserve.  Earlier in July 2007, management made a decision that, at this time, reducing output at four of the six ball plants would be the best financial and logistical solution to align capacity.  Reducing capacity will necessitate changes in employment levels resulting in certain costs and charges, as well as a reduction in cash flow from each of the plants.  Since the reporting value of tangible and intangible assets must be supported by cash flow from the operations, the changes will result in reduction in value of certain tangible and intangible assets at the affected ball plants.

During the second quarter of 2007, we recorded approximately $15,269 ($14,076 after-tax) of non-cash impairment costs.  These charges include the write-down to estimated fair market value of certain excess production equipment of $3,320 ($3,212 after tax), the full impairment of goodwill at one European reporting unit of $10,016 ($9,412 after tax) and the impairment of a customer contract intangible asset of $1,932 ($1,452 after tax) to levels supported by projected cash flows after the restructuring.  These impairments were calculated using present value of expected future cash flows methods pursuant to Statement of Financial Accounting Standards (“SFAS”) 142 and SFAS 144 for the goodwill and intangible assets, respectively, and estimates of fair value pursuant to SFAS 144 for the fixed assets.

Eltmann, Germany 2004 Restructuring

During the fourth quarter of 2004, we announced a reduction in staffing at our Eltmann, Germany ball production facility, a component of our Metal Bearing Components Segments.  The final severance payments to certain employees will occur during 2007. The following summarizes the charges related to the 2004 restructuring at the Company’s Eltmann, Germany facility for the six months ended June 30, 2007:

              NN, Inc.
        Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
       (unaudited)

Six months ended June 30, 2007
(In Thousands of Dollars)	Reserve Balance at 01/01/07	Charges	Paid in 2007	Currency Impacts	Reserve Balance at 06/30/07
Severance and other employee costs	$ 309	$ --	$ (15)	$ 8	$ 302
	$ 309	$ --	$ (15)	$ 8	$ 302

Note 3.  Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$ 12,848	$ 11,828
Work in process	8,890	10,427
Finished goods	25,422	23,596
Less inventory reserves	(1,887)	(2,313)
	$ 45,273	$ 43,538

Inventories on consignment at customer locations as of June 30, 2007 and December 31, 2006 totaled $5,453 and $4,554, respectively.

Note 4.  Net Income Per Share

Three Months Ended June 30,	Six Months Ended June 30,

(Thousands of Dollars, Except Share and Per Share Data)	2007	2006	2007	2006
Net income	$ (11,818)	$ 3,453	$ (8,063)	$ 8,715

Weighted average basic shares	16,815,249	17,156,721	16,813,871	17,152,713
Effect of dilutive stock options	212,928	211,863	217,667	212,291
Weighted average dilutive shares outstanding	17,028,177	17,368,584	17,031,538	17,365,004

Basic net income per share	$ (0.70)	$ 0.20	$ (0.48)	$ 0.51
Diluted net income per share	$ (0.69)	$ 0.20	$ (0.47)	$ 0.50

Excluded from the shares outstanding for the three and six months ended June 30, 2007 were 624,000 anti-dilutive options which had exercise prices ranging from $11.29 to $12.62.  There were no anti-dilutive options excluded from shares outstanding for the three and six month periods ended June 30, 2006.

Note 5.  Segment Information

The segment information and the accounting policies of each segment are the same as those described in the “Segment Information” footnote and the “Summary of Significant Accounting Policies” footnote, respectively, in our annual report on Form 10-K for the fiscal year ended December 31, 2006.  We evaluate segment performance based on net income or loss after income taxes.  For the three and six month periods ended June 30, 2007, we have reported segment profit excluding restructuring and

     NN, Inc.
              Notes To Consolidated Financial Statements
        (In Thousands, Except Share and Per Share Data)
        (unaudited)

impairment charges, a non-GAAP accounting measure, as this information is utilized by our chief operating decision maker to examine segment profitability. Additionally, this new line item was added to show only operational performance and to enhance comparability to the prior periods.   We account for inter-segment sales and transfers at current market prices.  We did not have any significant inter-segment transactions during the three and six month periods ended June 30, 2007 and 2006.  As discussed in our annual report on Form 10-K for the year ended December 31, 2006, we changed our segment reporting during the fourth quarter of 2006.  The three and six month periods ended June 30, 2006 have been restated to conform to the current presentation.

                                                                                                                                                                       Three Months Ended June 30,

2007					2006
(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	All Other	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	All Other
Revenues from external customers	$ 76,275	$ 17,108	$ 13,919	$ --	$ 69,965	$ --	$ 13,589	$ --

Segment profit (loss) excluding restructuring and impairment changes	4,826	(507)	630	(1,894)	4,120	--	777	(1,444)
Restructuring and impairment charges	(15,269)	--	--	--	--	--	--	--
Deferred income tax impacts	396	--	--	--	--	--	--	--
Net income (loss)	$ (10,047)	$ (507)	$ 630	$ (1,894)	$ 4,120	$ --	$ 777	$ (1,444)

Assets	$ 230,161	$ 53,064	$ 52,182	$ 6,981	$ 229,456	$ --	$ 52,981	$ 5,763

                                                                                                                                                                  Six Months Ended June 30,

2007					2006
(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	All Other	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	All Other
Revenues from external customers	$ 153,559	$ 35,136	$ 26,551	$ --	$ 141,305	$ --	$ 28,266	$ --

Segment profit (loss) excluding restructuring and impairment changes	9,708	(460)	1,119	(3,557)	9,939	--	1,705	(2,929)
Restructuring and impairment charges	(15,269)	--	--	--	--	--	--	--
Deferred income tax impacts	396	--	--	--	--	--	--	--
Net income (loss)	$ (5,165)	$ (460)	$ 1,119	$ (3,557)	$ 9,939	$ --	$ 1,705	$ (2,929)

Assets	$ 230,161	$ 53,064	$ 52,182	$ 6,981	$ 229,456	$ --	$ 52,981	$ 5,763

              NN, Inc.
        Notes To Consolidated Financial Statements
       (In Thousands, Except Share and Per Share Data)
        (unaudited)

Note 6.  Recent Investing Activity

The opening balance sheet for the Whirlaway Corporation (“Whirlaway”) acquisition on November 30, 2006 is still in the process of being finalized.  For the six month period ended June 30, 2007, Goodwill decreased by $134 as certain opening balance sheet liabilities were reduced to their proper values partially offset by legal costs related to the acquisition paid during 2007.  The following unaudited pro-forma financial information shows the net sales, net income, and net income per share for the six month period ended June 30, 2006, as though the acquisition of Whirlaway occurred at the beginning of 2006.

Six Months Ended
June 30, 2006
Net sales	$ 211,547
Net income	$ 9,856
Basic net income per share	$ 0.57
Diluted net income per share	$ 0.57

Note 7.  Pensions

We have a defined benefit pension plan covering the employees at our Eltmann, Germany facility.  The benefits are based on the expected years of service; however, as the plan was curtailed in 2006, the plan will no longer incur service costs.  The plan is unfunded.  There were no prior service costs recognized in the three and six month periods ended June 30, 2007 and 2006.

Components of Net Periodic Pension Cost:

Three Months Ended June 30,	Six Months Ended June 30,

(In Thousands of Dollars)	2007	2006	2007	2006
Service cost	$ --	$ 26	--	$ 52
Interest cost	60	66	118	128
Net loss	2	13	3	24
Net periodic pension cost	$ 62	$ 105	$ 121	$ 204

We expect to contribute approximately $240 to the Eltmann, Germany pension plan in 2007.  As of June 30, 2007, approximately $120 of contributions had been made.

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan covering our Pinerolo, Italy employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment.  The table below summarizes the changes to the severance indemnity for the three and six months ended June 30, 2007 and 2006:

Three Months Ended June 30,	Six Months Ended June 30,

(In Thousands of Dollars)	2007	2006	2007	2006
Beginning balance	$ (7,975)	$ (6,950)	$ (8,020)	$ (6,644)
Amounts accrued	(343)	(269)	(586)	(525)
Payments	--	208	381	327
Currency impacts	(113)	(358)	(206)	(527)
Ending balance	$ (8,431)	$ (7,369)	$ (8,431)	$ (7,369)

              NN, Inc.
        Notes To Consolidated Financial Statements
       (In Thousands, Except Share and Per Share Data)
        (unaudited)

Note 8.  New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 "Accounting for Income Taxes". FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, and the effects on our consolidated financial position, liquidity, and results of operations were not material. See Note 15 for additional information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value.  SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also will require additional disclosures in both annual and quarterly reports.  SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008.  We are currently evaluating the potential impact this standard may have on our consolidated financial position and results of operations, but do not believe the impact of the adoption will be material.

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

     NN, Inc.
              Notes To Consolidated Financial Statements
        (In Thousands, Except Share and Per Share Data)
        (unaudited)

Note 9.  Long-Term Debt and Short-Term Debt

Long-term debt at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
Borrowings under our $135,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (5.36% at June 30, 2007) plus an applicable margin of 0.60 to 0.925, expiring September 20, 2011.
	$ 65,069	$ 39,466

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014. Annual principal payments of $5,714 begin on April 26, 2008 and extend through the date of maturity.	40,000	40,000

Long term note payable with customer related to acquiring equipment from customer as part of long term supply agreement. Note carries a 0% rate of interest. Interest on this note has been imputed at a rate of 5.41%. Note is paid down by applying a fixed amount per piece purchased by customer.	1,478	2,096

Total debt	106,547	81,562

Less current maturities of long-term debt	9,054	851

Long-term debt, excluding current maturities of long-term debt and related party debt	$ 97,493	$ 80,711

On May 30, 2007, we entered into an agreement to amend our $90,000 credit facility to increase the total commitment from $90,000 to $135,000.  Other than the increase in the total commitment, the other terms of the credit facility remained substantially the same.  The company incurred $114 of cost related to this amendment which has been capitalized.

The increase in borrowings under the $135,000 credit facility is related primarily to the payment of $18,600 in related party notes payable in connection with the Whirlaway acquisition.  The majority of the current maturities of long-term debt are borrowings under our $10,000 short-term swing line used for cash management purposes.  As of June 30, 2007, $1,191 of capitalized loan origination cost, net of amortization, for both facilities was recorded on the balance sheet within other assets and additions are presented in the Financing Activities section of the Statements of Cash Flows.

The Company received an amendment to the $135,000 credit facility, retroactive to June 30, 2007, that amends the definitions of certain components of the financial covenant calculations to exclude the negative impact of non-cash restructuring and impairment charges.

As a result of the Company’s cash management system including all U.S. operations, checks issued but not presented to the banks for payment may create negative book cash balances.  Such negative balances are included in accounts payable and totaled $868 and $784 as of June 30, 2007 and December 31, 2006, respectively, with the change in the balances reported in the Financing Activities section of the Statements of Cash Flows.

              NN, Inc.
        Notes To Consolidated Financial Statements
        (In Thousands, Except Share and Per Share Data)
        (unaudited)

Note 10.     Goodwill

The changes in the carrying amount of goodwill for the six month period ended June 30, 2007 and the twelve month period ended December 31, 2006 are as follows:

Goodwill
(In Thousands of Dollars)	Precision Metal Components Segment	Plastic and Rubber Components Segment	Metal Bearing Components Segment	Total
Balance as of January 1, 2006	$ --	$ 25,755	$ 15,893	$ 41,648
Goodwill acquired	2,352	--	--	2,352
Currency impacts	--	--	2,147	2,147
Balance as of December 31, 2006	$ 2,352	$ 25,755	$ 18,040	$ 46,147

Balance as of January 1, 2007	$ 2,352	$ 25,755	$ 18,040	$ 46,147
Adjustment to the purchase price Allocation	(134)	--	--	(134)
Goodwill impaired	--	--	(10,016)	(10,016)
Currency impacts	--	--	526	526
Balance as of June 30, 2007	$ 2,218	$ 25,755	$ 8,550	$ 36,523

The adjustment to the purchase price allocation during the six months ended June 30, 2007 related to legal cost paid subsequent to the year ended December 31, 2006 for the acquisition of Whirlaway offset by adjustments to certain beginning liability balances.

The goodwill impairment at our Metal Bearing Components Segment related to the decision to restructure the European operations of this segment (see Note 2).  Accordingly, the goodwill was tested for impairment at locations affected by the planned restructuring using a present value of future expected cash flows method performed pursuant to the provision of SFAS 142.   The implied fair value of the goodwill was less than the carrying amount of the goodwill at one European reporting unit and an impairment charge of $10,016 was included within the Restructuring and impairment charges of the Consolidated Statements of Income.

Note 11.    Intangible assets, net of amortization

(In Thousands of Dollars)	Precision Metal Components Segment	Metal Bearing Components Segment	Total
Balance as of January 1, 2006	$ --	$ 474	$ 474
Acquisition of Intangibles	7,180	1,855	9,035
Amortization	(39)	(402)	(441)
Currency impacts	--	163	163
Balance as of December 31, 2006	$ 7,141	$ 2,090	$ 9,231

Balance as of January 1, 2007	$ 7,141	$ 2,090	$ 9,231
Acquisition of Intangibles	--	66	66
Amortization	(237)	(267)	(504)
Currency impacts	--	43	43
Impairment		(1,932)	(1,932)
Balance as of June 30, 2007	$ 6,904	$ --	$ 6,904

Of the intangible assets within the Precision Metal Components Segment, the majority of the value is a customer relationship intangible with an estimated fair value of $6,900.  This intangible asset has an estimated useful life of 20 years and $173 of amortization expense was recorded in 2007.  The remaining balance is made up of a covenant not to compete of $150 and a favorable leasehold interest of $130.  These items are amortizable over two and two and a half years, respectively, and $38 and $26 in amortization expense was recorded in 2007.  The accumulated amortization related to all of these intangible assets at June 30, 2007 was $276.  Additionally, in the Precision Metal Components Segment is an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway.  The Company is still in the process of finalizing the valuation and estimated useful lives of these intangible assets.

              NN, Inc.
        Notes To Consolidated Financial Statements
        (In Thousands, Except Share and Per Share Data)
        (unaudited)

The intangible asset within the Metal Bearing Components Segment is a contract intangible related to the SNR purchase agreement and related supply agreement.  This intangible asset was originally subject to amortization over approximately 5 years and amortization expense was originally to approximate $500 for each of the five years.  For the six month period ended June 30, 2007, the amortization expense totaled $267 and accumulated amortization totaled $812 at June 30, 2007.  At June 30, 2007, the net value of this intangible asset of $1,932 was deemed to be fully impaired as a result of the European restructuring (see Note 2).  The fair value was determined using a present value of expected future cash flows method pursuant to SFAS 144 and the impairment charge was included within Restructuring and impairment charges of the Consolidated Statements of Income.

Note 12.     Stock Compensation

In the three and six month periods ended June 30, 2007 and 2006, approximately $234 and $368 for 2007 and $103 and $206 for 2006, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards.  On March 1, 2007 and May 25, 2007 the Company granted 30,000 and 161,500 options, respectively, to directors and certain employees of the Company.  The fair value of the options cannot be determined by market value as our options are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black-Scholes model which relies on certain assumptions to estimate an option's fair value.

The following table provides a reconciliation of option activity for the six month period ended June 30, 2007:

Options	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	1,452	$ 9.81
Granted	192	$ 12.05
Exercised	(26)	$ 10.95
Forfeited or expired	(41)	$ 12.54
Outstanding at June 30, 2007	1,577	$ 9.99	6.07	$ 2,850(1)
Exercisable at June 30, 2007	1,216	$ 9.46	5.05	$ 2,850 (1)

(1) Intrinsic value is the amount by which the market price of the stock exceeds the weighted average exercise price of the options at June 30, 2007.

Restricted Stock Awards

The unrecognized compensation cost before tax for these awards at June 30, 2007 and 2006 total approximately $63 and $262, respectively, to be recognized over approximately one and two years, respectively.  As of June 30, 2007, the actual cumulative forfeiture rate of the awards granted was approximately 10%.  Below is a summary of the status of the non-vested restricted stock as of June 30, 2007 and changes during the six month period ended June 30, 2007:

	Shares (000’s)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2007	33	$ 12.70
Granted	--	--
Vested	--	--
Forfeited	(3)	$12.70
Non-vested at June 30, 2007	30	$ 12.70

Long term Incentive Plan

On June 29, 2007, the Company granted certain directors and other key employees an award of 50,500 performance units pursuant to the NN, Inc. 2005 Incentive Plan. Each unit is equal to one share of NN common stock. The award entitles the grantee to earn in a range from 90% to 150% of the total number of units based upon achieving earnings per share and return on capital employed targets over a defined performance cycle.  The value of the performance units is determined by using the Black-Scholes model which relies on certain assumptions to estimate a unit's fair value.  The performance period is fiscal years 2007, 2008 and 2009 and the shares vest on December 31, 2009.  There was no compensation expense recognized in the second quarter of 2007 related to these performance units.

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

Fixed assets at certain European operations of the Metal Bearing Components Segment were impaired as a result of the European restructuring (see Note 2.)  The total reduction in fixed assets from the impairment charge was $3,320 and was reported in the Restructuring and impairment charges of the Consolidated Statements of Income.

Note 14.   Related Party Transactions

During the first quarter of 2007, the Company remitted $18,638 to the former sole shareholder of Whirlaway to partially repay the related party note payable.  The payment was financed under our $135,000 credit facility.

Note 15.   Provision for Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $600 increase in our income tax liabilities and a corresponding reduction in beginning retained earnings.

As of the date of adoption, the total unrecognized benefits were approximately $1,464 all of which, if recognized, would affect the effective tax rate.  The amount of unrecognized benefits increased approximately $340 during the six months ended June 30, 2007.  The increase in the unrecognized benefits in 2007 was a result of previous tax planning strategies from operations.   During the six months ended June 30, 2007, this balance was reduced by approximately $220 due to a state tax liability that was paid in the second quarter of 2007.

              NN, Inc.
        Notes To Consolidated Financial Statements
        (In Thousands, Except Share and Per Share Data)
        (unaudited)

Interest and penalties related to federal, state, and foreign income tax matters are recorded as a component of the provision for income taxes in our statements of income.  We recorded an insignificant amount of foreign interest and penalties to the provision for income taxes in the three and six months ended June 30, 2007.

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

For the six months ended June 30, 2007, the difference between the federal statutory tax rate of 34% and our effective tax rate of negative 78% is primarily due to the large impairment charges for the European restructuring with only an 8% effective tax rate.  The effective tax rate of the impairments is low as the tax benefits created by these impairments have limited ability to be used in the future based on expected income to be generated at the locations effected by the impairments.

Factoring out the impairment impacts, the effective tax rate would have been 44.1%.   The rate is higher than usual due to a valuation reserve being placed on a deferred tax asset from tax loss carry forwards at a location still incurring losses (7.4%). Additionally, the rate is higher due to non-U.S. based earnings taxed at higher rates (1.7%), net of elimination of a $300 foreign tax reserve due to a tax claim that was favorably settled, and non deductible incentive stock option expense (1.0%).

Note 16.   Contingencies

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

On June 20, 2007, we, as well as numerous other parties, received correspondence from the New York State Department of  Environmental Conservation notifying us that we have been named as a potentially responsible party for the potential clean up of a former waste recycling facility.  As of the date of this report, we do not know whether we have any liability related to this vendor’s actions or estimatable range for any potential liability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under Item 1.A. “Risk Factors”.  There have been no material changes to these risk factors since December 31, 2006.

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006.

OVERALL RESULTS

(In Thousands of Dollars)	Consolidated NN, Inc.
	2007	2006	Change
Net sales	$ 107,302	$ 83,554	$ 23,748
Cost of products sold (exclusive of depreciation and amortization shown separately below)	85,929	64,905	21,024
Selling, general, and administrative	9,558	7,063	2,495
Depreciation and amortization	5,658	4,425	1,233
Restructuring and asset impairment charges	15,269	--	15,269
Interest expense, net	1,630	1,021	609
(Gain) loss on disposal of assets	(6)	4	(10)
Other (income) expense, net	(22)	449	(471)
Income (loss) before provision for income taxes	(10,714)	5,687	(16,401)
Provision for income taxes	1,104	2,234	(1,130)
Net income (loss)	$ (11,818)	$ 3,453	$ (15,271)

Net Sales.  Sales have increased due to the addition of the Precision Metal Components Segment with the acquisition of Whirlaway in November 2006 ($17.1 million), from increases in sales volume in our European operations ($2.6 million), and due to appreciation in value of Euro denominated sales relative to the U.S. Dollar ($3.8 million).  In addition, sales have increased due to passing through raw material inflation to customers ($1.6 million).  Partially offsetting these increases are reductions from price decreases given to several large customers in agreement with contractual terms ($1.1 million) and unfavorable product mix to existing customers ($0.3 million).

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold increased primarily due to the addition of the Precision Metal Components Segment in November 2006 ($15.0 million) and due to the increase in value of Euro denominated costs relative to the U.S. Dollar ($3.0 million).  In addition, costs increased related to higher sales volume overall ($2.1 million).  Finally, raw material, labor and utility inflation increased ($2.8 million).  Offsetting these increases were favorable mix impacts to cost of products sold ($0.3 million) and the impact of projects focused at reducing cost of manufacturing ($1.6 million).

Selling, General and Administrative Expenses.  The increase was primarily due to the addition of the Precision Metal Components Segment in November 2006 ($1.1 million).  In addition, the total increased due to the appreciation in the value of the Euro relative to the U.S. Dollar ($0.3 million).  Finally, the total was higher due to recognizing stock option expense ($0.2 million), from higher spending on consulting and professional fees ($0.2 million),  higher travel and salary cost ($0.2 million) and additional bad debt expense ($0.2 million).

Depreciation and Amortization.  These costs are higher due to the acquisition of the Precision Metal Components Segment ($1.0 million) and due to the increase in the value of the Euro based depreciation and amortization relative to the U.S. Dollar ($0.2 million).

Interest expense.   Interest expense is higher due to the additional debt assumed to acquire the Precision Metal Components Segment in November 2006 ($0.6 million).

Restructuring and Asset Impairment Changes. The Company has begun to take steps to appropriately adjust our cost structure and align our plant capacity in our Metal Bearing Components Segment.  This will include restructuring at our European operations of the Metal Bearing Components Segment as we adjust our global precision ball manufacturing capacity to better take advantage of favorable cost structures at our Slovakian and Chinese Metal Bearing Components manufacturing facilities.  As a result of this restructuring, certain goodwill, intangible assets, and fixed assets in our European operations are now considered impaired.  During the second quarter, we recorded approximately $15.3 million ($14.1 million after-tax) of non-cash impairment costs.  These costs include the write-down of certain excess production equipment and the impairment of goodwill and other intangible assets to levels supported by projected cash flows after the restructuring.

Provision for income taxes. The second quarter of 2007 effective tax rate of negative 10.30% is primarily due to the large impairment charges for the European restructuring with only an 8% effective tax benefit.  Factoring out the impairment impacts, the tax rate would have been 50%.  A valuation reserve was placed on a loss carry forward deferred tax asset at a location still incurring losses which increased the rate 18%. Factoring about the valuation reserve the rate would have been lower than normal by 6% due to a tax reserve being removed related to a tax claim that was favorably settled.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three Months Ended June 30,
	2007	2006	Change
Net sales	$ 76,275	$ 69,965	$ 6,310

Segment profit, excluding restructuring and impairment charges	4,826	4,120	706
Restructuring and impairment charges	(15,269)	--	$ (15,269)
Deferred income tax impacts	396	--	396
Net income (loss)	$(10,047)	$ 4,120	$ (14,167)

The sales increase at the Metal Bearing Components Segment was primarily due to the positive impacts from the appreciation in value of Euro based sales relative to the U.S. Dollar ($3.8 million).  Additionally, the Metal Bearing Components Segment experienced higher volume with existing European customers ($2.9 million) and increases related to passing through raw material inflation to customers ($1.0 million).  The increases in sales were partially offset by unfavorable product mix to existing customers ($0.3 million) and due to contractual price decreases to certain large customers ($1.1 million).

The segment profit excluding restructuring and impairment charges, a non-GAAP accounting measure, in the second quarter of 2007 was favorably impacted by higher sales volumes in Europe ($0.5 million, net of tax).  Euro denominated profits were favorably impacted by the increase in the value of the Euro against the U.S. Dollar ($0.2 million, net of tax).  Additionally, the second quarter of 2006 had an unfavorable effect related to the decrease in value of the Slovakian Koruna that did not repeat in 2007 ($0.4 million, net of tax).  Finally, the second quarter of 2007 was favorably impacted by the removal of a tax reserve related to a tax claim that was favorably settled ($0.3 million.)  Partially offsetting these positive impacts were the effect of price decreases given to certain customers under contractual terms ($0.7 million, net of tax).  Raw material cost inflation was offset by price increases under contractual terms to certain customers, resulting in little impact on segment profit.  Additionally, cost reduction projects offset utility and labor inflation.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three Months Ended June 30,
	2007	2006	Change
Net sales	$ 17,108	$ --	$ 17,108

Net loss	$ (507)	$ --	$ (507)

The Precision Metal Components Segment was added on November 30, 2006 with the purchase of Whirlaway.   Therefore, the segment was not included in the financial statements of the quarter ended June 30, 2006.

The second quarter 2007 results of Whirlaway are not indicative of normalized annual operations.  Volume in the second quarter of 2007 was down dramatically against historical sales levels due to lower demand at customers that serve the U.S. heavy truck and heating, ventilation, and air conditioning (“HVAC”) equipment markets.  The demand in the heavy truck and HVAC markets was abnormally low in the second quarter of 2007 due to large amounts of purchases made in the fourth quarter of 2006 of heavy trucks and HVAC equipment.  These purchases were made ahead of required environmental changes to these products on January 1, 2007.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three Months Ended June 30,
	2007	2006	Change
Net sales	$ 13,919	$ 13,589	$ 330

Net income	$ 630	$ 777	$ (147)

Revenues in the Plastic and Rubber Components Segment were up primarily due to raw material inflation pass through ($0.6 million).  Additionally, the segment experienced lower sales volume into the automotive market ($0.3 million).

Net income was negatively affected by the volume decreases in sales of products into the automotive market ($0.1 million, after tax).  The increases in sales from raw material pass through were offset by raw material inflation.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006.

OVERALL RESULTS

(In Thousands of Dollars)	Consolidated NN, Inc.
	2007	2006	Change
Net sales	$215,246	$ 169,571	$45,675
Cost of products sold (exclusive of depreciation and amortization shown separately below)	171,010	130,904	40,106
Selling, general, and administrative	18,983	14,744	4,239
Depreciation and amortization	11,180	8,587	2,593
Restructuring and asset impairment charges	15,269	--	15,269
Interest expense, net	3,325	2,007	1,318
Gain on disposal of assets	(11)	(726)	715
Other expense, net	3	240	(237)
Income (loss) before provision for income taxes	(4,513)	13,815	(18,328)
Provision for income taxes	3,550	5,100	(1,550)
Net income (loss)	$ (8,063)	$ 8,715	$ (16,778)

Net Sales.  Sales have increased due to the addition of the Precision Metal Components Segment with the acquisition of Whirlaway ($35.1 million) and due to appreciation in value of Euro denominated sales relative to the U.S. Dollar ($9.3 million).  In addition, sales have increased due to passing through raw material inflation to customers ($2.6 million) and due to higher volume to existing customers at our European operations ($2.6 million).  Partially offsetting these increases are reductions from price decreases given to several large customers in agreement with contractual terms ($2.2 million) and unfavorable product mix to existing customers ($1.7 million).

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold increased primarily due to the addition of the Precision Metal Components Segment in November 2006 ($30.1 million) and due to the increase in value of Euro denominated costs relative to the U.S. Dollar ($7.3 million).  In addition, raw material, labor and utility inflation increased ($4.8 million) and costs increased related to higher sales volume at our European operations ($2.0 million).  Offsetting these increases were favorable mix impacts to cost of products sold ($1.3 million) and the impact of projects focused on reducing cost of manufacturing ($2.8 million).

Selling, General and Administrative Expenses.  The increase was primarily due to the addition of the Precision Metal Components Segment in November 2006 ($2.3 million).  In addition, the total increased due to the appreciation in the value of the Euro relative to the U.S. Dollar ($0.6 million).  Finally, the total was higher due to recognizing stock option expense ($0.3 million), from higher spending on consulting and professional fees ($0.3 million), higher travel and salary cost ($0.3 million) and additional bad debt expense ($0.2 million).

Depreciation and Amortization.  These costs were higher due to the acquisition of the Precision Metal Components Segment ($2.1 million) and due to the increase in the value of the Euro based depreciation and amortization relative to the U.S. Dollar ($0.5 million).

Interest expense.   Interest expense is higher due to the additional debt assumed to acquire the Precision Metal Components Segment in November 2006 ($1.2 million) and from interest on a note assumed with that acquisition ($0.1 million).

Gain on disposal of assets.  In 2006, we incurred a gain from the sale of excess land at our Pinerolo, Italy facility ($1.8 million) partially offset by a loss on disposal of excess equipment at the same facility ($1.1 million).

Restructuring and Asset Impairment Changes. The Company has begun to take steps to appropriately adjust our cost structure and align our excess plant capacity in our Metal Bearing Components Segment.  This will include restructuring at our European operations of the Metal Bearing Components Segment as we adjust our global precision ball manufacturing capacity to better take advantage of favorable cost structures at our Slovakian and Chinese Metal Bearing Components manufacturing facilities.  As a result of this restructuring certain goodwill, intangible assets, and fixed assets in our European operations are now considered impaired.  During the second quarter, we recorded approximately $15.3 million ($14.1 million after-tax) of non-cash impairment costs.  These costs include the write-down of certain excess production equipment and the impairment of goodwill and other intangible assets to levels supported by projected cash flows after the restructuring.

Provision for income taxes. The 2007 effective tax rate of negative 78.66% was primarily due to the large impairment charges for the European restructuring with only an 8% effective tax rate.  Factoring out the impairment impacts, the effective tax rate would have been 44%.   A valuation reserve ($0.8 million) was placed on a loss carry forward deferred tax asset at a location still incurring losses which increased the 2007 rate 7%.  Factoring about the valuation reserve the rate would have been lower than normal by 3% due to a tax reserve being removed related to a tax claim that was favorably settled.  A tax reserve was removed related to a tax claim that was favorably settled reducing the 2007 rate 3%.  The 2006 effective rate is lower than the historical effective rate due to the favorable 19% tax rate on the gain from sale of land at our Pinerolo, Italy facility.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Six Months Ended June 30,
	2007	2006	Change
Net sales	$ 153,559	$ 141,305	$ 12,254

Segment profit, excluding restructuring and asset impairment changes	9,708	9,939	(231)
Restructuring and impairment charges	(15,269)	--	(15,269)
Deferred income tax impacts	396	--	396
Net income (loss)	$ (5,165)	$ 9,939	$ (15,104)

The sales increase at the Metal Bearing Components Segment was primarily due to the positive impacts from the rise in value of Euro based sales relative to the U.S. Dollar ($9.3 million).  Additionally, the Metal Bearing Components Segment experienced higher volume with existing European customers ($5.1 million) and increases related to passing through raw material inflation to customers ($1.8 million).  These increases were partially offset by unfavorable product mix to existing customers ($1.7 million) and due to contractual price decreases to certain large customers ($2.2 million).

The $0.2 million difference in segment profit excluding restructuring and impairment charges, a non-GAAP accounting measure, was primarily related to price decreases given to certain customers under contractual terms in 2007 ($1.4 million, net of tax) and a gain on the sale of land at our Pinerolo, Italy facility in the first quarter of 2006 that did not repeat in 2007 ($0.8 million, net of tax).  Raw material cost inflation was offset by price increases under contractual terms to certain customers, resulting in little impact on segment profit.  Partially offsetting the negative impacts above were cost reduction projects that offset utility and labor inflation ($0.7 million, net of tax).  Additionally, Euro denominated profits were favorably impacted by the appreciation in the value of the Euro against the U.S. Dollar ($0.6 million, net of tax).  The effect from higher sales volumes in Europe favorably impacted 2007 ($0.4 million, net of tax). Finally, the removal of a tax reserve related to a tax claim that was favorably settled, had a positive impact on 2007 ($0.3 million).

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Six Months Ended June 30,
	2007	2006	Change
Net sales	$ 35,136	$ --	$ 35,136

Net loss	$ (460)	$ --	$ (460)

The Precision Metal Components Segment was added on November 30, 2006 with the purchase of Whirlaway.   Therefore, the segment was not included in the financial statements of the six months ended June 30, 2006.

The six months ended June 30, 2007 results of Whirlaway are not indicative of normalized annual operations.  The first quarter of this segment historically has had lower volume than average due to the purchasing patterns of the end markets served and the second quarter of 2007 was down due to abnormally low demand in customers that serve U.S. heavy truck and HVAC equipment markets.

The demand in the heavy truck and HVAC markets was abnormally low in the second quarter of 2007 due to large amounts of purchases made in the fourth quarter of 2006 of heavy trucks and HVAC equipment.  These purchases were made ahead of required environmental changes to these products on January 1, 2007.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Six Months Ended June 30,
	2007	2006	Change
Net sales	$ 26,551	$ 28,266	$ (1,715)

Net income	$ 1,119	$ 1,705	$ (586)

Revenues in the Plastic and Rubber Components Segment were down due to lower sales volume into the automotive market ($1.7 million) and lower sales to certain specialty non-automotive customers ($0.8 million).  Partially offsetting the volume decreases were benefits from raw material inflation pass through ($0.8 million).

Net income was negatively affected by the volume decreases in sales net of cost of goods sold ($0.8 million, after tax).  Partially offsetting the volume impacts were cost reduction projects net of inflation ($0.2 million, after tax).  The increases in sales from raw material pass through were offset by raw material inflation.

Liquidity and Capital Resources

Amounts outstanding under our $135.0 million credit facility and our $40.0 million notes as of June 30, 2007 were $65.1 million and $40.0 million, respectively.  See Note 9 of the Notes to Consolidated Financial Statements.  We were in compliance with all covenants of our $135.0 million syndicated credit facility and our $40.0 million senior notes as of June 30, 2007.  The Company received an amendment to the $135.0 million credit facility, retroactive to June 30, 2007, that amends the definitions of certain components of the financial covenant calculations to exclude the negative impact of non-cash restructuring and impairment charges.

As of June 30, 2007, the Company had $70 million of availability under the $135.0 million five year revolving credit facility.  Our borrowings under the credit facility increased by $18.6 million related to the acquisition of Whirlaway.  In addition, short-term borrowings increased $8.2 million due to short-term cash flow needs from increased receivable balances and increased cash balances at our European operations.

Many of our locations use the Euro as their functional currency.  In 2007, the fluctuation of the Euro against the U.S. Dollar favorably impacted revenue and income and increased the value of assets and liabilities, as the average Euro exchange rate was higher for the six months ended June 30, 2007 compared with the six months ended June 30, 2006 and the spot rate at June 30, 2007 was higher than the exchange rate at December 31, 2006.  As of June 30, 2007, no currency hedges were in place.  Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable, was $58.1 million at June 30, 2007 as compared to $51.0 million at December 31, 2006.  The ratio of current assets to current liabilities increased from 1.68:1 at December 31, 2006 to 1.70:1 at June 30, 2007.  The increase in working capital was due primarily to the increase in the cash balance at our European operations ($1.1 million) and the increase in accounts receivable balances ($10.8 million) due to higher sales volume in the second quarter of 2007 compared to the fourth quarter of 2006.  Partially offsetting these increases was a higher short-term debt balance ($8.2 million) offset by a lower accounts payable balance ($2.7 million)

Cash flow provided by operations was $4.0 million during the first six months of 2007, compared with cash flow provided by operations of $10.0 million during the first six months of 2006.  The decrease in cash flow provided by operations is due to accounts receivable having increased in 2007 from higher sales volumes in the six months of 2007 and due to inventory having increased in 2007 from higher sales volumes and from building a level of customer service safety stock ahead of the European restructuring.

Total assets and current assets increased approximately $4.6 million and $1.7 million, respectively, from the December 31, 2006 balance due to appreciation of the Euro relative to the U.S. Dollar.  Factoring out the foreign exchange effects, accounts receivable was up due to higher sales volume in the second quarter of 2007 than the fourth quarter of 2006 ($10.0 million).  Inventories were higher ($1.2 million) due to higher sales volumes and planned stock increases ahead of the European restructuring.  Cash and cash equivalents were higher due to the positive cash flow at our European operations ($0.9 million).  Factoring out foreign exchange effects, property, plant and equipment was lower due to certain fixed assets being impaired ($3.3 million) and from year to date capital spending having been lower than depreciation ($3.1 million).

Total liabilities and current liabilities increased approximately $1.9 million and $1.3 million, respectively, from the December 31, 2006 balance due to appreciation of the Euro relative to the U.S. Dollar.  Factoring out the foreign exchange effects, accounts payable was lower primarily due to the pay-off of certain payables from year end December 31, 2006 ($3.7 million).   The short-term portion of long-term debt increased as we used our short-term swing line to finance the increase in working capital from year end.  Finally, liabilities increased due to the accrual of taxes on first quarter income and from the adoption of FIN 48 ($0.7 million).

During the second quarter, we recorded approximately $15,269 ($14,076 after-tax) of non-cash impairment charges.  These charges include the write-down to estimated fair market value of certain excess production equipment, the full impairment of goodwill at one location, and impairment of other intangible assets to levels supported by projected cash flows after the restructuring.  These charges did not require the use of any of the company’s existing cash flows from operations or available credit lines.

During the third quarter of 2007, it is anticipated that we will take additional charges related to the European restructuring for adjustment of employment levels and legal costs related to the restructuring of European legal entities of approximately $0.5 million ($0.38 million after-tax).  The second announced action taken to improve corporate financial performance is a cost reduction effort in the Precision Metal Components Segment to align production with forecasted lower levels of sales in certain end markets.  This is anticipated to result in an adjustment in manufacturing employment levels and a realignment of sales and market personnel to support this business unit.  Charges for this action in the third quarter are not expected to exceed $0.4 million ($0.26 million after-tax).  These charges of approximately $0.9 million will require usage of cash and will be financed from existing cash flow from operations.

During 2007, we plan to spend approximately $19.0 million on capital expenditures of which $11.3 million is related primarily to equipment, process upgrades, and replacements and approximately $7.7 million is related to geographic expansion of our manufacturing base.  Of these amounts, approximately $6.8 million has been spent through June 30, 2007.  We intend to finance these activities with cash generated from operations and funds available under the credit facilities described above.  We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our working capital needs, projected capital expenditure requirements and dividend payments through December 2007.

During the first quarter of 2006, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $10 million in our common stock during the subsequent 18 months in the open market or in private transactions, in accordance with applicable laws and regulations.  During the three and six month periods ended June 30, 2007, the Company did not repurchase any shares under this plan or make any other repurchases of common stock.

During the second quarter of 2007, a dividend declared on March 14, 2007 totaling $1.4 million was paid on April 6, 2007 and a dividend totaling $1.4 million declared on May 22nd was paid on June 20, 2007.

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

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in our annual report on Form 10-K for the year ended December 31, 2006, including those policies as discussed in Note 1 to the annual report.  These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits.  There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies.  The only change during the three and six month periods ended June 30, 2007 was adoption of FIN 48 related to accounting for uncertain tax positions.  FIN 48 has had an immaterial effect on the financial statements for the three and six month periods ended June 30, 2007.

Sales Concentration

In January 2007, we entered into a two-year supply agreement with Schaeffler Group (INA) effective as of July 1, 2006 that replaced the agreement that expired on June 30, 2006.  In May 2007,  a new multi-year contract was signed with SKF effective January 1, 2007 with the terms being retroactively applied back to January 1, 2007 and effective until December 31, 2009.

European Restructuring

As previously mentioned in our annual report on Form 10-K for the year ended December 31, 2006, during 2006 we entered into negotiations with representatives of the Eltmann, Germany plant employees.  The negotiations seek significant wage reductions and changes in work rules.  These negotiations are still in process as of the date of this report.

In the third quarter of 2007, we will begin to shift production to lower cost facilities, thereby incurring costs for the production shifts and further restructuring at the Eltmann facility, including actions leading to downsizing that location.  In addition, in the second quarter of 2007, we incurred non-cash impairment charges related to the decision to begin shifting production away from Eltmann.  See Note 2 of the Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies.  To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks.  We are exposed to changes in interest rates primarily as a result of our borrowing activities.  At June 30, 2007, we had $65.1 million outstanding under the domestic credit facilities and $40.0 million aggregate principal amount of senior notes outstanding.  See Note 9 of the Notes to Consolidated Financial Statements.  At June 30, 2007, a one-percent increase in the interest rate charged on our outstanding borrowings under our credit facilities, which are subject to variable interest rates, would result in interest expense increasing annually by approximately $0.6 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates.  We did not hold a position in any foreign currency hedging instruments as of June 30, 2007.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of June 30, 2007, the end of the period covered by this quarterly report.

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

On June 20, 2007, we, as well as numerous other parties, received correspondence from the New York State Department of  Environmental Conservation notifying us that we have been named as a potentially responsible party for the potential clean up of a former waste recycling facility.  As of the date of this report, we do not know whether we have any liability related to this vendor’s actions or estimatable range for any potential liability.

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

The Company’s Annual Meeting of Stockholders was held on May 17, 2007.  As of March 30, 2007, the record date for the meeting, there were 16,848,082 shares of common stock outstanding and entitled to vote at the meeting.  There were present at said meeting, in person or by proxy, stockholders holding 15,738,678 shares of common stock, constituting approximately 93% of the shares of common stock outstanding and entitled to vote, which constituted a quorum.

The first matter voted upon at the meeting was the election of Michael E. Werner and Richard G. Fanelli as Class III Directors to serve for three-year terms each.  The vote was 14,813,527 and 15,213,920 For and 925,151 and 524,758 Withheld for Messrs. Werner and Fanelli, respectively.

The nominees were elected to serve until the 2010 Annual Meeting of Stockholders and until their successors are duly elected and qualified.  In addition to the foregoing directors, G. Ronald Morris and Steven T. Warshaw are serving terms that will expire in 2008, and Roderick R. Baty and Robert M. Aiken, Jr. are serving terms that will expire in 2009.

The second matter voted upon at the meeting was the ratification of PricewaterhouseCoopers LLP as the Company’s registered independent public accounting firm for the fiscal year ending December 31, 2007.  The vote was 15,173,765 For, 540,305 Against and 24,607 abstentions.

Item 5.	Other Information

None

Item 6.	Exhibits

10.1       Third Amendment Agreement dated as of July 31, 2007, among NN, Inc., Lenders as defined in the Credit Agreement, AmSouth Bank as Swing Line Lender, and Key
      Bank National Association, as Agent.

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

                    NN, Inc.
            (Registrant)

Signature	Title	Date

/s/ Roderick R. Baty
Roderick R. Baty	Chairman, President and Chief Executive Officer (Duly Authorized Officer)	Date: August 8, 2007

/s/ James H. Dorton
James H. Dorton	Vice President - Corporate Development and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)	Date: August 8, 2007

/s/William C. Kelly, Jr.
William C. Kelly, Jr.	Chief Administrative Officer (Duly Authorized Officer)	Date: August 8, 2007