Form 10-Q
period 2007-09-30
NN INC
filed 2007-11-09
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 5, 2007, there were 16,279,997 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.
INDEX

Part I.	Financial Information	Page No.
Item 1.	Financial Statements:
	Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2007 and 2006 (unaudited) .............................................................................................................	2
	Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 (unaudited).......	3
	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2007 (unaudited) .......................................................................................................................................................	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited) ...............................................................................................................................................................	5
	Notes to Consolidated Financial Statements (unaudited) .................................................................................	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....................	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk ..........................................................................	25
Item 4.	Controls and Procedures ........................................................................................................................................	25

Part II.	Other Information
Item 1.	Legal Proceedings ...................................................................................................................................................	25
Item 1A.	Risk Factors ..............................................................................................................................................................	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .........................................................................	26
Item 3.	Defaults Upon Senior Securities ...........................................................................................................................	26
Item 4.	Submission of Matters to a Vote of Security Holders........................................................................................	26
Item 5.	Other Information ....................................................................................................................................................	26
Item 6.	Exhibits ......................................................................................................................................................................	26
Signatures	....................................................................................................................................................................................	27

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

NN, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

Three Months Ended September 30,	Nine Months Ended September 30,

(Thousands of Dollars, Except Per Share Data)	2007	2006	2007	2006
Net sales	$99,021	$74,870	$314,267	$244,441
Cost of products sold (exclusive of depreciation and amortization shown separately below)	80,264	58,693	251,274	189,597
Selling, general and administrative	8,423	7,178	27,406	21,922
Depreciation and amortization	5,542	4,192	16,723	12,779
Restructuring and impairment charges	7,069	--	22,338	--
Gain on disposal of assets	(11)	--	(23)	(726)
Income (loss) from operations	(2,266)	4,807	(3,451)	20,869

Interest expense	1,496	916	4,821	2,923
Other income, net	(154)	(550)	(150)	(310)
Income (loss) before provision for income taxes	(3,608)	4,441	(8,122)	18,256
Provision for income taxes	(400)	1,808	3,150	6,908
Net income (loss)	(3,208)	2,633	(11,272)	11,348

Other comprehensive income (loss):
Foreign currency translation gain (loss)	5,244	(867)	8,671	6,777
Comprehensive income (loss)	$2,036	$1,766	$(2,601)	$18,125

Basic income (loss) per common share:	$(0.19)	$0.15	$(0.67)	$0.66

Weighted average shares outstanding	16,765	17,105	16,808	17,147

Diluted income (loss) per common share:	$(0.19)	$0.15	$(0.66)	$0.65

Weighted average shares outstanding	16,904	17,339	16,986	17,389

Cash dividends per common share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$8,481	$11,681
Accounts receivable, net of allowances of $1,331 and $1,278, respectively	71,420	63,442
Inventories, net	47,836	43,538
Other current assets	7,575	7,203
Total current assets	135,312	125,864

Property, plant and equipment, net	157,403	156,447
Goodwill, net	38,510	46,147
Intangible assets, net	2,087	10,131
Other assets	5,487	4,112
Total assets	$338,799	$342,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,952	$52,576
Accrued salaries, wages and benefits	16,674	13,519
Income taxes	1,346	94
Current maturities of long-term debt	8,151	851
Other current liabilities	8,763	7,829
Total current liabilities	79,886	74,869

Non-current deferred tax liability	20,643	16,334
Long-term debt	97,514	80,711
Related party debt	--	21,305
Accrued pension and other	17,015	16,313
Total liabilities	215,058	209,532

Total stockholders’ equity	123,741	133,169

Total liabilities and stockholders’ equity	$338,799	$342,701

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock
(Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2007	16,842	$169	$53,473	$64,178	$15,349	$133,169
Shares issued	24	--	292	--	--	292
Net loss	--	--	--	(11,272)	--	(11,272)
Amortization of restricted stock awards	--	--	180	--	--	180
Forfeiture of restricted stock	(3)	--	--	--	--	--
Repurchase of outstanding shares	(309)	(3)	(3,153)	--	--	(3,156)
Stock option expense	--	--	502	--	--	502
Dividends declared	--	--	--	(4,045)	--	(4,045)
Cumulative effect of adoption of FIN 48	--	--	--	(600)	--	(600)
Cumulative translation gain	--	--	--	--	8,671	8,671
Balance, September 30, 2007	16,554	$166	$51,294	$48,261	$24,020	$123,741

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2007	2006
Operating Activities:
Net income (loss)	$(11,272)	$11,348
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,723	12,779
Amortization of debt issue costs	158	427
Gain on disposal of property, plant and equipment	(23)	(726)
Compensation expense from issuance of restricted stock and incentive stock options	682	321
Restructuring and impairment charges	22,338	--
Deferred income tax	(2,323)	--
Changes in operating assets and liabilities:
Accounts receivable	(5,375)	(772)
Inventories	(2,689)	2,201
Accounts payable	(10,007)	(4,869)
Other assets and liabilities	2,588	2,042
Net cash provided by operating activities	10,800	22,751

Investing Activities:
Acquisition of property, plant and equipment	(12,841)	(11,766)
Proceeds from disposals of property, plant and equipment	51	3,120
Acquisition of intangibles and goodwill	(302)	(1,855)
Net cash used by investing activities	(13,092)	(10,501)

Financing Activities:
Increase in cash from book overdraft	94	1,055
Repayment of long-term debt	(883)	(4,668)
Proceeds from short-term debt	1,586	243
Principal payment on capital lease	(28)	(24)
Repurchase of common stock	(3,156)	(2,534)
Proceeds from issuance of stock	292	696
Proceeds from long term debt	23,400	4,600
Debt issuance cost paid	(251)	(457)
Dividends paid	(4,045)	(4,118)
Repayment of related party debt	(18,638)	--
Net cash used by financing activities	(1,629)	(5,207)

Effect of exchange rate changes on cash and cash equivalents	721	603

Net Change in Cash and Cash Equivalents	(3,200)	7,646
Cash and Cash Equivalents at Beginning of Period	11,681	10,856
Cash and Cash Equivalents at End of Period	$8,481	$18,502

The accompanying notes are an integral part of the financial statements.

               NN, Inc.
        Notes To Consolidated Financial Statements
    (In Thousands, Except Share and Per Share Data)
        (unaudited)

Note 1.  Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the “Company”) have not been audited, except that the balance sheet at December 31, 2006 is derived from the Company’s consolidated audited financial statements.  In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three and nine month periods ended September 30, 2007 and 2006, the Company’s financial position at September 30, 2007 and December 31, 2006, and the cash flows for the nine month periods ended September 30, 2007 and 2006.  These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods.  As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

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

The results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of results for the year ending December 31, 2007 or any other future periods.

Note 2.  Restructuring and Impairment Charges

Metal Bearing Components Segment Restructuring, Impairment and Other Cost Reduction Actions

On July 25, 2007, we announced several actions intended to improve corporate financial performance that resulted in the recognition of certain restructuring, impairment and other non-recurring charges.  The most significant action is a restructuring of the European precision ball plants operations of the Metal Bearing Components Segment of the company.  As we have increased capacity at our two newest ball plants in China and Slovakia, we now need to align our capacity across our worldwide system of six ball plants, both in assets currently in service and in production assets that have been held in reserve.  Earlier in July 2007, management made a decision that, at this time, reducing output at four of the six ball plants would be the best financial and logistical solution to align capacity.  Reducing capacity will necessitate changes in employment levels resulting in certain costs and charges, as well as a reduction in cash flow from each of the plants.  Since the reporting value of tangible and intangible assets must be supported by cash flow from the operations, the changes resulted in reduction in value of certain tangible and intangible assets at the affected ball plants.

During the second quarter of 2007, we recorded approximately $15,269 ($14,076 after-tax) of non-cash impairment costs.  These charges include the write-down to estimated fair market value of certain excess production equipment of $3,320 ($3,212 after tax), the full impairment of goodwill at one European reporting unit of $10,016 ($9,412 after tax) and the impairment of a customer relationship intangible asset of $1,932 ($1,452 after tax) to levels supported by projected cash flows after the restructuring.  These impairments were calculated using present value of expected future cash flows methods pursuant to Statement of Financial Accounting Standards (“SFAS”) 142 and SFAS 144 for the goodwill and intangible assets, respectively, and estimates of fair value pursuant to SFAS 144 for the fixed assets.

During the third quarter of 2007, we recorded approximately $1,272 ($1,196 after tax) of cash restructuring charges and approximately $197 ($154 after tax) of non-cash impairment charges related to the write-down to estimated fair value of certain excess production equipment and customer intangible assets as part of the Metal Bearings Components Segment restructuring.  The $1,272 was for severance charges booked in accordance with SFAS 146, that will be paid out upon completion of the required legal notification period which is approximately one year.  No further restructuring or impairment charges are expected for 2007.

               NN, Inc.
        Notes To Consolidated Financial Statements
       (In Thousands, Except Share and Per Share Data)
        (unaudited)

The following summarizes the charges related to the 2007 restructuring plan within the Metal Bearing Components Segment for the nine months ended September 30, 2007 reported under accrued salaries and wages.

            Nine months ended September 30, 2007
(In Thousands of Dollars)	Reserve Balance at 01/01/07	Charges	Paid in 2007	Currency Impacts	Reserve Balance at 09/30/07
Severance and other employee costs	$ --	$ 1,272	$ --	$ --	$ 1,272
	$ --	$ 1,272	$ --	$ --	$ 1,272

Precision Metal Components Segment

During the third quarter of 2007, we recorded approximately $5,600 ($3,696 after tax) to impair a customer relationship intangible asset recorded on the Whirlaway opening balance sheet as part of the purchase on November 30, 2006.  Given the recent volatility of customer orders and lower than expected sales in 2007, we impaired the customer relationship intangible to levels supported by updated expected future cash flows pursuant to SFAS 144.

Note 3.  Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$13,611	$11,828
Work in process	9,857	10,427
Finished goods	26,413	23,596
Less inventory reserves	(2,045)	(2,313)
	$47,836	$43,538

Inventories on consignment at customer locations as of September 30, 2007 and December 31, 2006 totaled $5,425 and $4,554, respectively.

Note 4.  Net Income Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of Dollars, Except Share and Per Share Data)	2007	2006	2007	2006

Net income	$(3,208)	$2,633	$(11,272)	$11,348

Weighted average basic shares	16,764,695	17,104,621	16,807,975	17,147,359
Effect of dilutive stock options	138,944	234,009	177,784	242,108
Weighted average dilutive shares outstanding	16,903,639	17,338,630	16,985,759	17,389,467

Basic net income per share	$(0.19)	$0.15	$(0.67)	$0.66
Diluted net income per share	$(0.19)	$0.15	$(0.66)	$0.65

               NN, Inc.
        Notes To Consolidated Financial Statements
        (In Thousands, Except Share and Per Share Data)
        (unaudited)

Excluded from the shares outstanding for the three and nine months ended September 30, 2007 were 858,000 anti-dilutive options which had exercise prices from $10.67 to $12.62.  Excluded from shares outstanding for the three and nine month periods ended September 30, 2006 were 478,250 anti-dilutive options which had exercise prices of $11.50 and $12.62.

Note 5.  Segment Information

The segment information and the accounting policies of each segment are the same as those described in the “Segment Information” footnote and the “Summary of Significant Accounting Policies” footnote, respectively, in our annual report on Form 10-K for the year ended December 31, 2006.  We evaluate segment performance based on net income or loss after income taxes.  For the three and nine month periods ended September 30, 2007, we have reported segment profit excluding restructuring and impairment charges, a non-GAAP accounting measure, as this information is utilized by our chief operating decision maker to examine segment profitability. Additionally, this new line item was added to show only operational performance and to enhance comparability to the prior periods.   We account for inter-segment sales and transfers at current market prices.  We did not have any significant inter-segment transactions during the three and nine month periods ended September 30, 2007 and 2006.  As discussed in our annual report on Form 10-K for the year ended December 31, 2006, we changed our segment reporting during the fourth quarter of 2006.  The three and nine month periods ended September 30, 2006 have been restated to conform to the current presentation.

	Three Months Ended September 30,
	2007				2006
(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Com-ponents Segment	All Other	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Com-ponents Segment	All Other
Revenues from external customers	$ 70,814	$ 15,594	$ 12,613	$ --	$ 62,228	$ --	$ 12,642	$ --

Segment profit (loss), excluding restructuring and impairment changes	3,252	(574)	567	(1,431)	3,563	--	674	(1,604)

Restructuring and impairment charges	(1,259)	(5,600)	--	(210)	--	--	--	--

Deferred income tax impacts	67	1,904	--	76	--	--	--	--
Net income (loss)	$ 2,060	$ (4,270)	$ 567	$ (1,565)	$ 3,563	$ --	$ 674	$ (1,604)

Assets	$ 229,210	$ 50,295	$ 52,259	$ 7,035	$226,324	$ --	$ 52,966	$ 5,985

               NN, Inc.
        Notes To Consolidated Financial Statements
        (In Thousands, Except Share and Per Share Data)
        (unaudited)

	Nine Months Ended September 30,
	2007				2006
(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	All Other	Metal Bearing Com-ponents Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	All Other
Revenues from external customers	$ 224,373	$ 50,730	$ 39,164	$ --	$ 203,533	$ --	$ 40,908	$ --

Segment profit (loss) excluding restructuring and impairment changes	12,995	(1,035)	1,686	(5,023)	13,502	--	2,380	(4,534)

Restructuring and impairment charges	(16,528)	(5,600)	--	(210)	--	--	--	--

Deferred income tax impacts	463	1,904	--	76	--	--	--	--
Net income (loss)	$ (3,070)	$ (4,731)	$ 1,686	$ (5,157)	$ 13,502	$ --	$ 2,380	$ (4,534)

Assets	$ 229,210	$ 50,295	$ 52,259	$ 7,035	$ 226,324	$ --	$ 52,966	$ 5,985

Note 6.  Recent Investing Activity

The opening balance sheet for the Whirlaway Corporation (“Whirlaway”) acquisition on November 30, 2006 was adjusted during the third quarter.  For the nine month period ended September 30, 2007, Goodwill increased by a net $1,246.  The increase was from recording a deferred tax liability of $4,047 related to the differences in book and tax basis of fixed assets.  This increase was offset by the elimination of tax indemnity liability of $2,667 to the former Whirlaway shareholder related to the tax basis of the fixed assets.  Finally, Goodwill decreased by $134 as certain opening balance sheet liabilities were reduced to their proper values partially offset by legal costs related to the acquisition paid during 2007.

The following pro-forma financial information shows the net sales, net income, and net income per share for the nine month period ended September 30, 2006, as though the acquisition of Whirlaway occurred at the beginning of 2006.

Nine Months Ended September 30, 2006
Net sales	$ 304,515
Net income	$ 12,583
Basic net income per share	$ 0.73
Diluted net income per share	$ 0.72

Note 7.  Pensions

We have a defined benefit pension plan covering the employees at our Eltmann, Germany facility.  The benefits are based on the expected years of service; however, as the plan was curtailed in 2006, the plan will no longer incur service costs.  The plan is unfunded.  There were no prior service costs recognized in the three and nine month periods ended September 30, 2007 and 2006.

               NN, Inc.
        Notes To Consolidated Financial Statements
        (In Thousands, Except Share and Per Share Data)
   (unaudited)

Components of Net Periodic Pension Cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of Dollars)	2007	2006	2007	2006
Service cost	$ --	$ 27	--	$ 79
Interest cost	60	66	176	194
Net loss	1	13	4	37
Net periodic pension cost	$ 61	$ 106	$ 180	$ 310

We expect to contribute approximately $240 to the Eltmann, Germany pension plan in 2007.  As of September 30, 2007, approximately $180 of contributions had been made.

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan covering our Pinerolo, Italy employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment.  The table below summarizes the changes to the severance indemnity for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of Dollars)	2007	2006	2007	2006
Beginning balance	$ (8,431)	$ (7,369)	$ (8,020)	$ (6,644)
Amounts accrued	(300)	(245)	(885)	(770)
Payments	729	(196)	1,110	133
Currency impacts	(423)	62	(630)	(467)
Ending balance	$ (8,425)	$ (7,748)	$ (8,425)	$ (7,748)

Note 8.  New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 "Accounting for Income Taxes". FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, and the effects on our consolidated financial position, liquidity, and results of operations were not material. See Note 15 for additional information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value.  SFAS 157 will apply whenever another US generally accepted accounting principal standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also will require additional disclosures in both annual and quarterly reports.  SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008.  We are currently evaluating the potential impact this standard may have on our consolidated financial position and results of operations, but do not believe the impact of the adoption will be material.

               NN, Inc.
        Notes To Consolidated Financial Statements
        (In Thousands, Except Share and Per Share Data)
           (unaudited)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115."  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities.  SFAS No. 159 will be effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  We are currently evaluating the effect SFAS No. 159 will have on our consolidated financial position, liquidity, or results of operations.

Note 9.  Long-Term Debt and Short-Term Debt

Long-term debt at September 30, 2007 and December 31, 2006 consisted of the following:
	September 30, 2007	December 31, 2006

Borrowings under our $135,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (5.23% at September 30, 2007) plus an applicable margin of 0.60 to 0.925, expiring September 20, 2011.
	$ 64,452	$ 39,466

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014. Annual principal payments of $5,714 begin on April 26, 2008 and extend through the date of maturity.	40,000	40,000

Long term note payable with customer related to acquiring equipment from customer as part of long term supply agreement. Note carries a 0% rate of interest. Interest on this note has been imputed at a rate of 5.41%. Note is paid down by applying a fixed amount per piece purchased by customer.	1,213	2,096

Total debt	105,665	81,562

Less current maturities of long-term debt	8,151	851

Long-term debt, excluding current maturities of long-term debt and related party debt	$ 97,514	$ 80,711

On May 30, 2007, we entered into an agreement to amend our $90,000 credit facility to increase the total commitment from $90,000 to $135,000.  Other than the increase in the total commitment, the other terms of the credit facility remained substantially the same.  The Company incurred $114 of cost related to this amendment which has been capitalized.

The increase in borrowings under the $135,000 credit facility is related primarily to the payment of $18,600 in related party notes payable in connection with the Whirlaway acquisition.  As of September 30, 2007, $1,222 of capitalized loan origination cost, net of amortization, for both facilities was recorded on the balance sheet within other assets and additions are presented in the Financing Activities section of the Statements of Cash Flows.

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

As a result of the Company’s cash management system including all U.S. operations, checks issued but not presented to the banks for payment may create negative book cash balances.  Such negative balances are included in accounts payable and totaled $878 and $784 as of September 30, 2007 and December 31, 2006, respectively, with the change in the balances reported in the Financing Activities section of the Consolidated Statements of Cash Flows.

Note 10.     Goodwill

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2007 and the twelve month period ended December 31, 2006 are as follows:

Goodwill
(In Thousands of Dollars)	Precision Metal Components Segment	Plastic and Rubber Components Segment	Metal Bearing Components Segment	Total
Balance as of January 1, 2006	$ --	$ 25,755	$ 15,893	$ 41,648
Goodwill acquired	2,352	--	--	2,352
Currency impacts	--	--	2,147	2,147
Balance as of December 31, 2006	$ 2,352	$ 25,755	$ 18,040	$ 46,147

Balance as of January 1, 2007	$ 2,352	$ 25,755	$ 18,040	$ 46,147
Adjustment to the purchase price allocation	1,246	--	--	1,246
Goodwill impaired	--	--	(10,016)	(10,016)
Currency impacts	--	--	1,133	1,133
Balance as of September 30, 2007	$ 3,598	$ 25,755	$ 9,157	$ 38,510

The $1,246 adjustment to the purchase price allocation in the Precision Metal Components Segment during the nine months ended September 30, 2007 related to recording a deferred tax liability for the difference in book and tax basis of fixed assets ($4,047) offset by the elimination of a tax indemnity to the former shareholder of Whirlaway related to the tax basis of the fixed assets ($2,667).  Additionally, there were legal costs paid subsequent to the year ended December 31, 2006 for the acquisition of Whirlaway offset by adjustments to certain beginning liability balances.

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

             NN, Inc.
        Notes To Consolidated Financial Statements
        (In Thousands, Except Share and Per Share Data)
        (unaudited)

Note 11.    Intangible assets, net of amortization

(In Thousands of Dollars)	Precision Metal Components Segment	Metal Bearing Components Segment	Total
Balance as of January 1, 2006	$ --	$ 474	$ 474
Acquisition of intangibles	7,180	1,855	9,035
Amortization	(39)	(402)	(441)
Currency impacts	--	163	163
Balance as of December 31, 2006	$ 7,141	$ 2,090	$ 9,231

Balance as of January 1, 2007	$ 7,141	$ 2,090	$ 9,231
Acquisition of intangibles	--	173	173
Amortization	(354)	(267)	(621)
Currency impacts	--	43	43
Impairment	(5,600)	(2,039)	(7,639)
Balance as of September 30, 2007	$ 1,187	$ --	$ 1,187

Of the intangible assets within the Precision Metal Components Segment, the majority of the value is a customer relationship intangible with an estimated fair value of $1,012.  This intangible asset has an estimated useful life of 10 years and $259 of amortization expense was recorded in 2007.  The remaining balance is made up of a covenant not to compete of $150 and a favorable leasehold interest of $130.  These items are amortizable over two and two and a half years, respectively, and $56 and $39 in amortization expense was recorded in 2007.  The accumulated amortization related to all of these intangible assets at September 30, 2007 was $393.  Additionally, in the Precision Metal Components Segment is an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway.  During the third quarter of 2007, we recorded $5,600 to impair the customer relationship intangible asset.  Given the recent volatility of customer orders and lower than expected sales in 2007, we impaired the customer relationship intangible asset to levels supported by updated expected future cash flows pursuant to SFAS 144.  The impairment charge was included with Restructuring and impairment charges line of the Consolidated Statements of Income.

The intangible asset within the Metal Bearing Components Segment was a relationship intangible asset related to the SNR purchase agreement and related supply agreement.  This intangible asset was originally subject to amortization over approximately 5 years and related amortization expense was originally calculated to approximate $500 for each of the five years.  For the nine month period ended September 30, 2007, the amortization expense totaled $267.  At June 30, 2007, the net value of this intangible asset of $2,039 was deemed to be fully impaired as a result of the European restructuring (see Note 2).  The fair value was determined using a present value of expected future cash flows method pursuant to SFAS 144 and the impairment charge was included within restructuring and impairment charges of the Consolidated Statements of Income.

Note 12.     Stock Compensation

In the three and nine month periods ended September 30, 2007 and 2006, approximately $317 and $682 for 2007 and $116 and $321 for 2006, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards.  On March 1, 2007 and May 25, 2007, we granted 30,000 and 161,500 options, respectively, to directors and certain employees of the Company.  The fair value of the options cannot be determined by market value as our options are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black-Scholes model which relies on certain assumptions to estimate an option's fair value.

               NN, Inc.
        Notes To Consolidated Financial Statements
        (In Thousands, Except Share and Per Share Data)
        (unaudited)

The following table provides a reconciliation of option activity for the nine month period ended September 30, 2007:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	1,452	$ 9.81
Granted	192	$ 12.05
Exercised	(26)	$ 10.95
Forfeited or expired	(88)	$ 12.37
Outstanding at September 30, 2007	1,530	$ 9.93	5.76	$ (176)(1)
Exercisable at September 30, 2007	1,262	$ 9.51	4.75	$ 374(1)

(1) Intrinsic value is the amount by which the market price of the stock exceeds the weighted average exercise price of the options at September 30, 2007.

Restricted Stock Awards

The unrecognized compensation cost before tax for these awards at September 30, 2007 and 2006 total approximately $47 and $215, respectively, to be recognized over approximately one and two years, respectively.  As of September 30, 2007, the actual cumulative forfeiture rate of the awards granted was approximately 10%.  Below is a summary of the status of the non-vested restricted stock as of September 30, 2007 and changes during the nine month period ended September 30, 2007:

	Shares (000’s)	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2007	33	$ 12.70
Granted	--	--
Vested	(15)	$12.70
Forfeited	(3)	$12.70
Non-vested at September 30, 2007	15	$ 12.70

Long term Incentive Plan

On June 29, 2007, the Company granted certain directors and other key employees an award of 151,500 performance units pursuant to the NN, Inc. 2005 Incentive Plan.  Each unit is equal to one share of NN common stock.  The award entitles the grantee to earn in a range from 90% to 150% of the total number of units based upon achieving earnings per share and return on capital employed targets over a defined performance cycle.  The value of the performance units is based on the grant date fair value of one share of NN common stock or $11.80 per unit.  The performance period is fiscal years 2007, 2008 and 2009 and the shares vest on December 31, 2009.  There was $113 of compensation expense recognized during the three and nine months ended September 30, 2007 related to these performance units and $1,018 of unrecognized compensation cost, before tax to be recognized over approximately two years.

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

Fixed assets at certain European operations of the Metal Bearing Components Segment were impaired as a result of the European restructuring (see Note 2.)  The total reduction in fixed assets from the impairment charge was $3,410 and was reported in the restructuring and impairment charges of the Consolidated Statements of Income.

Note 14.   Related Party Transactions

During the first quarter of 2007, the Company remitted $18,638 to the former sole shareholder of Whirlaway to partially repay the related party note payable.  The payment was financed under our $135,000 credit facility.  The remaining $2,667 related party debt at December 31, 2006 related to a tax indemnity was eliminated with a corresponding reduction to goodwill in the third quarter of 2007.

Note 15.   Provision for Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $600 increase in our income tax liabilities and a corresponding reduction in beginning retained earnings.

As of the date of adoption, the total unrecognized benefits were approximately $1,464, all of which, if recognized, would affect the effective tax rate.  The amount of unrecognized benefits increased approximately $281 during the nine months ended September 30, 2007.  The increase in the unrecognized benefits in 2007 was a result of previous tax planning strategies from operations.   During the nine months ended September 30, 2007, this balance was reduced by approximately $220 due to a state tax liability that was paid in the second quarter of 2007.

Interest and penalties related to federal, state, and foreign income tax matters are recorded as a component of the provision for income taxes in our statements of income.  We recorded an insignificant amount of foreign interest and penalties to the provision for income taxes in the three and nine months ended September 30, 2007.

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

For the nine months ended September 30, 2007, the difference between the federal statutory tax rate of 34% and our effective tax rate of negative 38% is primarily due to the large impairment and restructuring charges for the European restructuring with only an 8% effective tax rate.  The effective tax rate of the impairments is low as the tax benefits created by these impairments have limited ability to be used in the future based on low amounts of expected income to be generated at the locations effected by the impairments.

Excluding the impairment impacts, the effective tax rate would have been 39.3%.   The effective rate is 5.1% higher than usual due to a valuation reserve being placed on a deferred tax asset from tax loss carry forwards at a location still incurring losses.

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

Note 17.    Common Stock Repurchases

During the quarter ended September 30, 2007, the Company repurchased approximately 211,000 shares at an approximate cost of $10.21 per share for a total of $2,156 under the $10 million common stock repurchase program initiated in February 2006.  This program expired on September 13, 2007 and was replaced with a new common stock repurchase program.

The new share repurchase program will be in effect for a period of one year beginning on September 13, 2007, and the amount approved for purchase, from this date until the expiration of the program, will be $25 million worth of shares to be purchased in the open market from time to time in accordance with applicable laws and market regulations.  During the quarter ended September 30, 2007, the Company repurchased approximately 98,000 shares at an average cost of $10.27 per share for a total of $1,000.

The total of all share repurchases was approximately 309,000 shares for $3,156.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 under Item 1.A. “Risk Factors”.  There have been no material changes to these risk factors since December 31, 2006.

Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006.

OVERALL RESULTS

(In Thousands of Dollars)	Consolidated NN, Inc.
	2007	2006	Change
Net sales	$ 99,021	$ 74,870	$ 24,151
Cost of products sold (exclusive of depreciation and amortization shown separately below)	80,264	58,693	21,571
Selling, general, and administrative	8,423	7,178	1,245
Depreciation and amortization	5,542	4,192	1,350
Restructuring and impairment charges	7,069	--	7,069
Interest expense, net	1,496	916	580
Gain on disposal of assets	(11)	--	(11)
Other income, net	(154)	(550)	396
Income (loss) before provision for income taxes	(3,608)	4,441	(8,049)
Provision for income taxes	(400)	1,808	(2,208)
Net income (loss)	$ (3,208)	$ 2,633	$ (5,841)

Net Sales.  Sales have increased due to the addition of the Precision Metal Components Segment with the acquisition of Whirlaway on November 30, 2006 ($15.6 million), from increases in sales volume primarily in our Metal Bearing Components Segment ($4.0 million), and due to appreciation in value of Euro denominated sales relative to the U.S. Dollar ($3.8 million).  In addition, sales have increased due to passing through raw material inflation to customers ($1.8 million).  Partially offsetting these increases are reductions from price decreases given to several large customers in agreement with contractual terms ($0.8 million) and unfavorable product mix to existing customers ($0.3 million).

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold increased primarily due to the addition of the Precision Metal Components Segment on November 30, 2006 ($13.7 million) and due to the increase in the value of Euro denominated costs relative to the U.S. Dollar ($3.1 million).  In addition, costs increased related to higher sales volume in our Metal Bearing Components Segment ($3.0 million).  Finally, raw material, labor and utility inflation increased ($2.0 million).  Offsetting these increases were the impacts of cost reduction projects that reduced cost of manufacturing ($0.3 million).

Selling, General and Administrative Expenses.  The increase was primarily due to the addition of the Precision Metal Components Segment on November 30, 2006 ($1.1 million).  In addition, SG&A expense increased due to the appreciation in the value of Euro denominated expenses relative to the U.S. Dollar ($0.2 million).

Depreciation and Amortization.  These costs are higher primarily due to the acquisition of the Precision Metal Components Segment ($1.0 million) and due to the increase in the value of the Euro based depreciation and amortization relative to the U.S. Dollar ($0.2 million).

Interest expense.   Interest expense is higher due to the additional debt assumed to acquire the Precision Metal Components Segment on November 30, 2006 ($0.6 million).

Restructuring and Impairment Changes. During the third quarter of 2007, we accrued $1.3 million, in accordance with SFAS 146, for severance cost to terminate 15 employees at our Eltmann, Germany facility and 1 employee at our Metal Bearing Components Segment headquarters.  In addition, during the third quarter of 2007, we recorded approximately $5.6 million ($3.7 million after-tax) of non-cash impairment charges related to impairment of a customer relationship intangible asset in our Precision Metal Components Segment to levels supported by projected cash flows.  Finally, during the third quarter of 2007, an additional $0.2 million of non-cash impairment charges were recorded in the Metal Bearing Components Segment.

Provision for income taxes. The third quarter of 2007 effective tax rate of 11.7% is primarily due to the large impairment charges for the European restructuring without any tax benefit.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three Months Ended September 30,
	2007	2006	Change

Net sales	$ 70,814	$ 62,228	$ 8,586
Segment profit, excluding restructuring and impairment charges	3,252	3,563	(311)
Restructuring and impairment charges	(1,259)	--	(1,259)
Deferred income tax impacts	67	--	67
Net income (loss)	$ 2,060	$ 3,563	$ (1,503)

The sales increase at the Metal Bearing Components Segment was primarily due to higher volume with existing European customers ($4.5 million).  Additionally, the Metal Bearing Components Segment experienced the positive impacts from the appreciation in value of Euro based sales relative to the U.S. Dollar ($3.8 million).  Finally, sales increased related to passing through raw material inflation to customers ($1.4 million).  The increases in sales were partially offset by unfavorable product mix to existing customers ($0.3 million) and due to contractual price decreases to certain large customers ($0.8 million).

The segment profit, excluding restructuring and impairment charges, a non-GAAP accounting measure, in the third quarter of 2007 was favorably impacted by higher sales volumes ($0.9 million, net of tax).  Euro denominated profits were favorably impacted by the increase in the value of the Euro against the U.S. Dollar ($0.2 million, net of tax).  Partially offsetting these positive impacts were the effects of price decreases given to certain customers under contractual terms ($0.5 million, net of tax) and the effects of unfavorable product and customer mix ($0.3 million, net of tax).  Raw material cost inflation was offset by price increases under contractual terms to certain customers, resulting in little impact on segment profit.  Additionally, the third quarter of 2006 had a favorable effect related to the value of the Slovakian Koruna that did not repeat in 2007 ($0.3 million, net of tax).  Finally, net operational inefficiencies primarily related to our China and Slovakia plants not operating at capacity negatively affected segment profit ($0.3 million).

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three Months Ended September 30,
	2007	2006	Change

Net sales	$ 15,594	$ --	$ 15,594
Segment profit, excluding restructuring and impairment charges	(574)	--	(574)
Restructuring and impairment charges	(5,600)	--	(5,600)
Deferred income tax impacts	1,904	--	1,904
Net loss	$ (4,270)	$ --	$ (4,270)

The Precision Metal Components Segment was added on November 30, 2006 with the purchase of Whirlaway.   Therefore, the segment was not included in the financial statements for the quarter ended September 30, 2006.

The third quarter 2007 results of Whirlaway are not indicative of normalized annual operations.  Volume in the third quarter of 2007 was down against historical sales levels due to lower demand of customers that serve the U.S. heavy truck and heating, ventilation, and air conditioning (“HVAC”) equipment markets.  The demand in the heavy truck and HVAC markets was abnormally low in the third quarter of 2007 due to large amounts of purchases made in the fourth quarter of 2006 of heavy trucks and HVAC equipment.  These purchases were made ahead of required environmental changes to these products on January 1, 2007.  Due to continued downturn in sales, in the third quarter of 2007, the customer relationship intangible was impaired to a level supported by future forecasted cash flows.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three Months Ended September 30,
	2007	2006	Change

Net sales	$ 12,613	$ 12,642	$ (29)

Net income	$ 567	$ 674	$ (107)

Revenues in the Plastic and Rubber Components Segment were flat as sales increases related to raw material inflation pass through ($0.5 million) were offset by lower sales volume into the automotive market ($0.5 million).

Net income was negatively affected by the volume decreases in sales of products into the automotive market ($0.1 million, after tax).  The increases in sales from raw material pass through were offset by raw material inflation.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006.

OVERALL RESULTS

(In Thousands of Dollars)	Consolidated NN, Inc.
	2007	2006	Change
Net sales	$314,267	$ 244,441	$69,826
Cost of products sold (exclusive of depreciation and amortization shown separately below)	251,274	189,597	61,677
Selling, general, and administrative	27,406	21,922	5,484
Depreciation and amortization	16,723	12,779	3,944
Restructuring and impairment charges	22,338	--	22,338
Interest expense, net	4,821	2,923	1,898
Gain on disposal of assets	(23)	(726)	703
Other income, net	(150)	(310)	160
Income (loss) before provision for income taxes	(8,122)	18,256	(26,378)
Provision for income taxes	3,150	6,908	(3,758)
Net income (loss)	$ (11,272)	$ 11,348	$ (22,620)

Net Sales.  Sales have increased due to the addition of the Precision Metal Components Segment with the acquisition of Whirlaway ($50.7 million) and due to appreciation in value of Euro denominated sales relative to the U.S. Dollar ($13.1 million).  In addition, sales have increased due to the pass through of raw material inflation to customers ($4.4 million) and due to higher volume to existing customers at our European operations ($6.6 million).  Partially offsetting these increases are reductions from price decreases given to several large customers in agreement with contractual terms ($3.0 million) and unfavorable product mix to existing customers ($2.0 million).

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold increased primarily due to the addition of the Precision Metal Components Segment on November 30, 2006 ($43.8 million) and due to the increase in value of Euro denominated costs relative to the U.S. Dollar ($10.4 million).  In addition, raw material, labor and utility inflation increased ($6.8 million) and costs increased related to higher sales volume at our European operations ($5.7 million).  Offsetting these increases were favorable mix impacts to cost of products sold ($1.1 million) and the impact of projects focused on reducing cost of manufacturing ($3.9 million).

Selling, General and Administrative Expenses.  The SG&A expense increase was primarily due to the addition of the Precision Metal Components Segment on November 30, 2006 ($3.4 million).  In addition, SG&A expense increased due to the appreciation in the value of Euro denominated expenses relative to the U.S. Dollar ($0.9 million).  Finally, the total was higher due to recognizing stock option expense ($0.3 million), from higher spending on consulting and professional fees ($0.3 million), higher travel and salary cost ($0.3 million) and additional bad debt expense ($0.2 million).

Depreciation and Amortization.  These costs were higher due to the acquisition of the Precision Metal Components Segment ($3.1 million) and due to the increase in the value of Euro based depreciation and amortization relative to the U.S. Dollar ($0.7 million).

Interest expense.   Interest expense was primarily higher due to the additional debt assumed to acquire the Precision Metal Components Segment on November 30, 2006 ($1.9 million).

Gain on disposal of assets.  In 2006, we incurred a gain from the sale of excess land at our Pinerolo, Italy facility ($1.8 million) partially offset by a loss on disposal of excess equipment at the same facility ($1.1 million).

Restructuring and Impairment Changes. We have begun to take steps to appropriately adjust our cost structure and align our plant capacity in our Metal Bearing Components Segment.  This will include restructuring at the European operations of the Metal Bearing Components Segment as we adjust our global precision ball manufacturing capacity to better take advantage of favorable cost structures at our Slovakian and Chinese Metal Bearing Components manufacturing facilities.  As a result of this restructuring, certain goodwill, intangible assets, and fixed assets in our European operations are now considered impaired.  As a result, during the second quarter, we recorded approximately $15.3 million ($14.1 million after-tax) of non-cash impairment costs.  These costs include the write-down of certain excess production equipment and the impairment of goodwill and other intangible assets to levels supported by projected cash flows after the restructuring.

During the third quarter of 2007, we accrued $1.3 million, in accordance with SFAS 146, for severance cost to terminate employment of 16 employees within our Metal Bearing Components Segment.  In addition, during the third quarter of 2007, we recorded approximately $5.6 million ($3.7 million after-tax) of non-cash impairment costs related to the impairment of a customer relationship intangible asset in our Precision Metal Components Segment to levels supported by projected cash flows.  Finally, during the third quarter of 2007, an additional $0.2 million of non-cash impairment charges were recorded in the Metal Bearing Components Segment.

Provision for income taxes. The 2007 effective tax rate of negative 38% was primarily due to the large impairment charges for the European restructuring with an unusually low 8% effective tax rate.  Factoring out the impairment impacts, the effective tax rate would have been a more normal 39%.   A valuation reserve ($0.8 million) was placed on a loss carry forward deferred tax asset at a location still incurring losses which increased the 2007 effective rate 5%. The 2006 effective rate is lower than the historical effective rate due to the favorable 19% tax rate on the gain from sale of land at our Pinerolo, Italy facility.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine Months Ended September 30,
	2007	2006	Change

Net sales	$ 224,373	$ 203,533	$ 20,840
Segment profit, excluding restructuring and impairment charges	12,995	13,502	(507)
Restructuring and impairment charges	(16,528)	--	(16,528)
Deferred income tax impacts	463		463
Net income (loss)	$ (3,070)	$ 13,502	$ (16,572)

The sales increase at the Metal Bearing Components Segment was primarily due to the positive impacts from the rise in value of Euro based sales relative to the U.S. Dollar ($13.1 million).  Additionally, the Metal Bearing Components Segment experienced higher volume with existing European customers ($9.7 million) and increases related to the pass through of raw material inflation to customers ($3.2 million).  These increases were partially offset by unfavorable product mix to existing customers ($2.0 million) and due to contractual price decreases to certain large customers ($3.1 million).

The difference in segment profit, excluding restructuring and impairment charges, a non-GAAP accounting measure, was primarily related to price decreases given to certain customers under contractual terms in 2007 ($1.9 million, net of tax) and a gain on the sale of land, net of loss on disposal of machinery, at our Pinerolo, Italy facility in the first quarter of 2006 that did not repeat in 2007 ($0.8 million, net of tax).  Raw material cost inflation was offset by price increases under contractual terms to certain customers, resulting in little impact on segment profit.  Partially offsetting the negative impacts stated above were cost reduction projects that offset utility and labor inflation ($0.7 million, net of tax).  Additionally, Euro denominated profits were favorably impacted by the appreciation in the value of the Euro against the U.S. Dollar ($0.8 million, net of tax). Finally, the effect from higher sales volumes in Europe favorably impacted 2007 ($0.8 million, net of tax).

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine Months Ended September 30,
	2007	2006	Change

Net sales	$ 50,730	$ --	$ 50,730
Segment loss, excluding restructuring and impairment charges	(1,035)	--	(1,035)
Restructuring and impairment charges	(5,600)	--	(5,600)
Deferred income tax impacts	1,904	--	1,904
Net loss	$ (4,731)	$ --	$ (4,731)

The Precision Metal Components Segment was added on November 30, 2006 with the purchase of Whirlaway.   Therefore, the segment was not included in the financial statements for the nine months ended September 30, 2006.

The nine months ended September 30, 2007 results of Whirlaway are not indicative of normalized annual operations.  The first quarter for this segment historically has had lower volume than average due to the purchasing patterns of the end markets served.  The second and third quarters of 2007 were down due to abnormally low demand in customers that serve U.S. heavy truck and HVAC equipment markets.

The demand in the heavy truck and HVAC markets was abnormally low in the second and third quarters of 2007 due to large amounts of purchases made in the fourth quarter of 2006 of heavy trucks and HVAC equipment.  These purchases were made ahead of required environmental changes to these products on January 1, 2007.

Due to continued downturn in sales, in the third quarter of 2007, the customer relationship intangible was impaired to a level supported by future forecasted cash flows.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine Months Ended September 30,
	2007	2006	Change

Net sales	$ 39,164	$ 40,908	$ (1,744)

Net income	$ 1,686	$ 2,380	$ (694)

Revenues in the Plastic and Rubber Components Segment were down due to lower sales volume to the automotive market ($2.3 million) and lower sales to certain specialty non-automotive customers ($0.7 million).  Partially offsetting the volume decreases were benefits from raw material inflation pass through ($1.3 million).

Net income was negatively affected by the volume decreases in sales net of cost of goods sold ($1.0 million, after tax).  Partially offsetting the volume impacts were cost reduction projects net of inflation ($0.3 million, after tax).  The increases in sales from raw material pass through were offset by raw material inflation.

Liquidity and Capital Resources

Amounts outstanding under our $135.0 million credit facility and our $40.0 million notes as of September 30, 2007 were $64.5 million and $40.0 million, respectively.  See Note 9 of the Notes to Consolidated Financial Statements.  We were in compliance with all covenants of our $135.0 million syndicated credit facility and our $40.0 million senior notes as of September 30, 2007.  The Company received an amendment to the $135.0 million credit facility, retroactive to June 30, 2007, that amends the definitions of certain components of the financial covenant calculations to exclude the negative impact of non-cash restructuring and impairment charges.

As of  September 30, 2007, we had $70.5 million of availability under the $135.0 million five year revolving credit facility.  Our borrowings under the credit facility increased by $18.6 million related to the acquisition of Whirlaway.  In addition, our borrowings increased $6.4 million from December 31, 2006 due to short-term cash flow needs from increased receivable and inventory balances.

Many of our locations use the Euro as their functional currency.  In 2007, the fluctuation of the Euro against the U.S. Dollar favorably impacted our revenue and income and increased the value of assets and liabilities, as the average Euro exchange rate was higher for the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006 and the spot rate at September 30, 2007 was higher than the exchange rate at December 31, 2006.  As of September 30, 2007, no currency hedges were in place.  Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

Working capital, which consists principally of accounts receivable, inventories, and accounts payable, was $55.4 million at September 30, 2007 as compared to $51.0 million at December 31, 2006.  The ratio of current assets to current liabilities increased from 1.68:1 at December 31, 2006 to 1.69:1 at September 30, 2007.  The increase in working capital was due primarily to the increase in accounts receivable balances ($8.0 million) and inventory balances ($4.3 million) due to higher sales volume in the third quarter of 2007 compared to the fourth quarter of 2006 and appreciation of Euro denominated balances.  Partially offsetting these increases was a lower accounts payable balance ($7.6 million).

Cash flow provided by operations was $10.8 million during the first nine months of 2007, compared with cash flow provided by operations of $22.8 million during the first nine months of 2006.  The decrease in cash flow provided by operations is due to accounts receivable having increased in 2007 from higher sales volumes in the nine months of 2007 and due to inventory having increased in 2007 from higher sales volumes and from building a level of customer service safety stock ahead of the European restructuring.

Total assets and current assets increased approximately $13.0 million and $5.1 million, respectively, from the December 31, 2006 balance due to appreciation of the Euro relative to the U.S. Dollar.  Factoring out the foreign exchange effects, accounts receivable was up due to higher sales volume in the third quarter of 2007 than the fourth quarter of 2006 ($5.4 million).  Inventories were higher ($2.7 million) due to higher sales volumes and planned stock increases ahead of the European Restructuring.  Factoring out foreign exchange effects, property, plant and equipment was lower due to certain fixed assets being impaired ($3.4 million) and from year to date capital spending having been lower than depreciation ($2.7 million).

Total liabilities and current liabilities increased approximately $5.6 million and $3.7 million, respectively, from the December 31, 2006 balance due to appreciation of the Euro relative to the U.S. Dollar.  Factoring out the foreign exchange effects, accounts payable was lower primarily due to the pay-off of certain payables from year end December 31, 2006 ($10.0 million).   Our debt increased to finance the growth in working capital from year end.  Finally, liabilities increased due to the accrual of taxes on three quarter’s of income and from the adoption of FIN 48 ($1.1 million).

During the second and third quarters, we recorded approximately $21.0 million ($18.0 million after-tax) of non-cash impairment charges.  These charges include the write-down to estimated fair market value of certain excess production equipment, the full impairment of goodwill at one location, and impairment of other intangible assets to levels supported by projected cash flows after the restructuring.  These charges did not require the use of any of our existing cash flows from operations or available credit lines.

During the third quarter of 2007, we recorded additional charges related to the European restructuring for adjustment of employment levels related to the restructuring of European operations of approximately $1.3 million ($1.2 million after-tax).  These charges will require use of cash and will be financed from existing cash flows from operations.

During 2007, we plan to spend approximately $19.0 million on capital expenditures of which $11.3 million is related primarily to equipment, process upgrades, and replacements and approximately $7.7 million is related to geographic expansion of our manufacturing base.  Of these amounts, approximately $12.8 million has been spent through September 30, 2007.  We intend to finance these activities with cash generated from operations and funds available under the credit facilities described above.  We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our working capital needs, projected capital expenditure requirements and dividend payments through December 2007.

During the quarter ended September 30, 2007, the Company repurchased approximately 211,000 shares at an approximate cost of $10.21 per share for a total of $2.1 million under the existing $10 million common stock repurchase program initiated in February 2006.  This program expired on September 13, 2007 and was replaced with a new common stock repurchase program.

The new share repurchase program will be in effect for a period of one year beginning on September 13, 2007, and the amount approved for purchase, from this date until the expiration of the program, will be $25 million worth of shares to be purchased in the open market from time to time in accordance with applicable laws and market regulations.  During the quarter ended September 30, 2007, the Company repurchased approximately 98,000 shares at an average cost of $10.27 per share for a total of $1.0 million.

The total of all share repurchases was 309,000 shares for $3.1 million.

During the third quarter of 2007, a dividend declared on August 14, 2007 totaling $1.4 million was paid on September 13, 2007.

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

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in our annual report on Form 10-K for the year ended December 31, 2006, including those policies as discussed in Note 1 to the annual report.  These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits.  There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies.  The only change during the three and nine month periods ended September 30, 2007 was adoption of FIN 48 related to accounting for uncertain tax positions.  FIN 48 has had an immaterial effect on the financial statements for the three and nine month periods ended September 30, 2007.

Sales Concentration

In January 2007, we entered into a two-year supply agreement with Schaeffler Group (INA) effective as of July 1, 2006 that replaced the agreement that expired on June 30, 2006.  In May 2007, a new multi-year contract was signed with SKF with the terms being retroactively applied back to January 1, 2007 and effective until December 31, 2009.

European Restructuring

As previously mentioned in our annual report on Form 10-K for the year ended December 31, 2006, during 2006 we entered into negotiations with representatives of the Eltmann, Germany plant employees.  The negotiations seek significant wage reductions and changes in work rules.  These negotiations are still in process as of the date of this report.

In the third quarter of 2007, we began the process to shift production to lower cost facilities, thereby incurring costs for the production shifts and further restructuring at the Eltmann facility, including actions leading to downsizing that location.  In addition, in the second quarter of 2007, we incurred non-cash impairment charges related to the decision to begin shifting production away from Eltmann.  See Note 2 of the Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies.  To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks.  We are exposed to changes in interest rates primarily as a result of our borrowing activities.  At September 30, 2007, we had $64.5 million outstanding under the domestic credit facilities and $40.0 million aggregate principal amount of senior notes outstanding.  See Note 9 of the Notes to Consolidated Financial Statements.  At September 30, 2007, a one-percent increase in the interest rate charged on our outstanding borrowings under our credit facilities, which are subject to variable interest rates, would result in interest expense increasing annually by approximately $0.6 million. Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates.  We did not hold a position in any foreign currency hedging instruments as of September 30, 2007.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of September 30, 2007, the end of the period covered by this quarterly report.

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

Item 1.A.                Risk Factors

There have not been any material changes in risk factors from those disclosed our annual report on Form 10-K for the year ended December 31, 2006 filed on March 16, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	None
b)	None
c)	Issuer purchases of equity securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) including commissions	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 24- August 31	79,861	$10.04	79,861	$3,918,974
September 1-September 30	228,740	$10.29	228,740	$23,996,791

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.

Date: November 8, 2007	By:	/s/ Roderick R. Baty
Roderick R. Baty
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: November 8, 2007	By:	/s/ James H. Dorton
James H. Dorton
Vice President - Corporate Development and
Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: November 8, 2007	By:	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.
Vice President and
Chief Administrative Officer
(Duly Authorized Officer)