Form 10-Q/A
period 2007-06-30
NN INC
filed 2008-02-27
CIK 918541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of NN, Inc. for the quarter ended June 30, 2007 is to restate our unaudited Condensed Consolidated Balance Sheet as of June 30, 2007 and the related Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Cash Flows, for the three months and six months ended June 30, 2007 to correct an error in asset groups and cash flow assumptions used to test impairment of a customer contract intangible asset under SFAS 144.  See Note 2 to the Company's unaudited consolidated financial statements for additional information.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 9, 2007. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.  The following items have been amended as a result of the restatement:

•	Part I—Item 1—Financial Statements

•	Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Part 1—Item 4—Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, have re-evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2007, and, based on this re-evaluation, have determined that the Company's disclosure controls and procedures were ineffective as a result of a material weakness in internal control over financial reporting with respect to the accounting for the impairment of customer intangible assets.

.

NN, Inc.
INDEX

Part I.	Financial Information	Page No.

Item 1.	Financial Statements:

	Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2007 and 2006 unaudited)...............	2

	Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006 unaudited).........................................................................................	3

	Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2007(unaudited)......................................................	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 unaudited)............................................................................	5

	Notes to Consolidated Financial Statements unaudited) .........................................................................................................................................................	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ............................................................................................	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk ...................................................................................................................................................	26

Item 4.	Controls and Procedures ...	27

Part II.	Other Information

Item 1.	Legal Proceedings ...	27

Item 1A.	Risk Factors ...	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ................................................................................................................................................	28

Item 3.	Defaults Upon Senior Securities...................................................................................................................................................................................................	28

Item 4.	Submission of Matters to a Vote of Security Holders .............................................................................................................................................................	28

Item 5.	Other Information ...	28

Item 6.	Exhibits ...	28

Signatures	...	29

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

NN, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

Three Months Ended June 30,	Six Months Ended June 30,
As restated	As restated

(Thousands of Dollars, Except Per Share Data)	2007	2006	2007	2006
Net sales	$107,302	$83,554	$215,246	$169,571
Cost of products sold (exclusive of depreciation and amortization shown separately below)	85,929	64,905	171,010	130,904
Selling, general and administrative	9,558	7,063	18,983	14,744
Depreciation and amortization	5,658	4,425	11,180	8,587
Restructuring and impairment charges	13,336	--	13,336	--
(Gain) loss on disposal of assets	(6)	4	(11)	(726)
Income (loss) from operations	(7,173)	7,157	748	16,062

Interest expense	1,630	1,021	3,325	2,007
Other (income) expense, net	(22)	449	3	240
Income (loss) before provision for income taxes	(8,781)	5,687	(2,580)	13,815
Provision for income taxes	1,584	2,234	4,030	5,100
Net income (loss)	(10,365)	3,453	(6,610)	8,715

Other comprehensive income:
Foreign currency translation gain	1,351	5,414	3,427	7,644
Comprehensive income	$(9,014)	$8,867	$(3,183)	$16,359

Basic income (loss) per common share:	$(0.62)	$0.20	$(0.39)	$0.51

Weighted average shares outstanding	16,815	17,157	16,814	17,153

Diluted income (loss) per common share:	$(0.61)	$0.20	$(0.39)	$0.50

Weighted average shares outstanding	17,028	17,369	17,031	17,365

Cash dividends per common share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2007	2006
	As restated
Assets
Current assets:
Cash and cash equivalents	$12,820	$11,681
Accounts receivable, net of allowances of $1,315 and $1,278, respectively	74,267	63,442
Inventories, net	45,273	43,538
Other current assets	8,448	7,203
Total current assets	140,808	125,864

Property, plant and equipment, net	152,369	156,447
Goodwill, net	36,523	46,147
Intangible assets, net	9,737	10,131
Other assets	4,404	4,112
Total assets	$343,841	$342,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,782	$52,576
Accrued salaries, wages and benefits	14,886	13,519
Income taxes	830	94
Current maturities of long-term debt	9,054	851
Other current liabilities	8,168	7,829
Total current liabilities	82,720	74,869

Non-current deferred tax liability	16,926	16,334
Long-term debt	97,493	80,711
Related party debt	2,667	21,305
Accrued pension and other	16,685	16,313
Total liabilities	216,491	209,532

Total stockholders’ equity	127,350	133,169

Total liabilities and stockholders’ equity	$343,841	$342,701

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(Thousands of Dollars and Shares)	Common Stock			Retained Earnings As restated	Accumulated Other Comprehen- sive Income	Total As restated
	Number Of Shares	Par Value	Additional Paid in Capital

Balance, January 1, 2007	16,842	$169	$53,473	$64,178	$15,349	$133,169
Shares issued	24	--	292	--	--	292
Net income, as restated	--	--	--	(6,610)	--	(6,610)
Amortization of restricted stock Award	--	--	53	--	--	53
Forfeiture of restricted stock	(3)	--	--	--	--	--
Stock option expense	--	--	315	--	--	315
Dividends declared	--	--	--	(2,696)	--	(2,696)
Cumulative effect of adoption of FIN 48	--	--	--	(600)	--	(600)
Cumulative translation gain	--	--	--	--	3,427	3,427
Balance, June 30, 2007	16,863	$169	$54,133	$54,272	$18,776	$127,350

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Thousands of Dollars)	2007	2006
	As restated
Operating Activities:
Net income (loss)	$ (6,610)	$ 8,715
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,180	8,587
Amortization of debt issue costs	100	261
Gain on disposal of property, plant and equipment	--	(726)
Compensation expense from issuance of restricted stock and incentive stock options	368	206
Restructuring and impairment charges	13,336	--
Deferred income tax	84	--
Changes in operating assets and liabilities:
Accounts receivable	(9,931)	(8,627)
Inventories	(1,221)	3,031
Accounts payable	(3,585)	(1,692)
Other assets and liabilities	302	212
Net cash provided by operating activities	4,023	9,967

Investing Activities:
Acquisition of property, plant and equipment	(6,824)	(6,413)
Proceeds from disposals of property, plant and equipment	--	2,966
Acquisition of intangibles and goodwill	(162)	(529)
Net cash used by investing activities	(6,986)	(3,976)

Financing Activities:
Increase in cash from book overdraft	84	657
Repayment of long-term debt	(617)	(4,668)
Proceeds from short-term debt	8,203	1,017
Principal payment on capital lease	(18)	(13)
Repurchase of common stock	--	(683)
Proceeds from issuance of stock	292	696
Proceeds from long term debt	17,400	--
Debt issuance cost paid	(161)	--
Dividends paid	(2,696)	(2,753)
Repayment of related party debt	(18,638)	--
Net cash provided (used) by financing activities	3,849	(5,747)

Effect of exchange rate changes on cash and cash equivalents	253	1,041

Net Change in Cash and Cash Equivalents	1,139	1,285
Cash and Cash Equivalents at Beginning of Period	11,681	10,856
Cash and Cash Equivalents at End of Period	$ 12,820	$ 12,141

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

Note 2. Restatement of Form 10-Q filed on August 9, 2007

In preparing our financial statements for the three and six months ended June 30, 2007, management concluded that due to the internal restructuring of the Metal Bearing Components segment in the second quarter that the carrying amount of certain long-lived assets may not be recoverable.  As a result, management performed impairment tests in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144").

An impairment charge of $1,933 ($1,453 after-tax) was initially recorded in the second quarter, which related to a customer contract intangible asset recorded in conjunction with the October 2005 acquisition of the assets of SNR Roulements.  After performing the impairment tests based on the Company's assumptions and interpretation of the provisions of SFAS 144, management determined that these intangible assets were impaired and consequently recorded non-cash charges to write these intangible assets down to the value supported by a fair value analysis based on their forecasted cash flows.

During the preparation of its year-end financial statements and in response to a comment letter issued by the Division of Corporation Finance of the Securities and Exchange Commission related to a routine review of the Company's third quarter 10-Q filings, management re-evaluated the assessment of asset groups used to determine the grouping of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities to test for impairment pursuant to  SFAS 144 paragraph 10.  After this re-evaluation, management determined that different asset groups and cash flow assumptions should have been utilized in its assessment of whether the carrying value of its asset groups was recoverable.  Upon testing the new asset groups for recoverability, management has determined that the undiscounted cash flows indicated the asset groups are recoverable.  Accordingly, the previously recorded non-cash impairment charges related to these intangible assets were not supported and should be reversed.  The Company has determined that the contract intangible should continue to be amortized over the remainder of its original useful life of five years.

After discussions between management and the Audit Committee of the Board of Directors of NN, Inc. on February 20, 2008, management, at the direction of the Audit Committee, concluded that the Company should restate its previously issued financial statements for the three and six months ended June 30, 2007.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

The following tables summarize financial statement line items within the Consolidated Statements of Income and Comprehensive Income for the three and six month periods ended June 30, 2007, the Condensed Consolidated Balance Sheets as of June 30, 2007 and the Consolidated Statements of Cash Flows for the six months ended June 30, 2007 that were amended with the restated 10-Q/A for the three and six month periods ended June 30, 2007.

Consolidated Statements of Income and Comprehensive Income

	Three Months Ended June 30 2007,		Six Months Ended June 30 2007,
(Thousands of Dollars, Except Per Share Data)	As Originally Reported	As restated	As Originally Reported	As restated
Restructuring and impairment charges	$15,269	$13,336	$15,269	$13,336
Income (loss) from operations	(9,106)	(7,173)	(1,185)	748
Loss before provision for income taxes	(10,714)	(8,781)	(4,513)	(2,580)
Provision for income taxes	1,104	1,584	3,550	4,030
Net loss	(11,818)	(10,365)	(8,063)	(6,610)
Comprehensive income	(10,467)	(9,014)	(4,636)	(3,183)

Basic and Diluted Earnings Per Share	$(0.70)	$(0.62)	$(0.48)	$(0.39)

Condensed Consolidated Balance Sheets

	June 30, 2007	June 30, 2007
(Thousands of Dollars)	As Originally Reported	As restated

Intangible assets, net	$7,804	$9,737
Other assets	4,884	4,404
Total assets	342,388	343,841
Total stockholders’ equity	125,897	127,350
Total liabilities and stockholders’ equity	342,388	343,841

Consolidated Statements of Cash Flows

	June 30 2007,
(Thousands of Dollars)	As Originally Reported	As restated
Operating Activities:
Net loss	$(8,063)	$(6,610)
Adjustments to reconcile net loss to net cash provided by operating activities:
Restructuring and impairment charges	15,269	13,336
Deferred income tax	(396)	84

Note 3. Restructuring and Impairment Charges

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

During the second quarter of 2007, we recorded approximately $13,336 ($12,624 after-tax) of non-cash impairment costs.  These charges include the write-down to estimated fair market value of certain excess production equipment of $3,320 ($3,212 after tax) and the full impairment of goodwill at one European reporting unit of $10,016 ($9,412 after tax) to levels supported by projected cash flows after the restructuring.  These impairments were calculated using present value of expected future cash flows methods pursuant to SFAS 142 for the goodwill and estimates of fair value pursuant to SFAS 144 for the fixed assets.

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

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Note 5. Net Income Per Share

Three Months Ended June 30,	Six Months Ended June 30,

(Thousands of Dollars, Except Share and Per Share Data)	2007 As restated	2006	2007 As restated	2006

Net income	$ (10,365)	$ 3,453	$ (6,610)	$ 8,715

Weighted average basic shares	16,815,249	17,156,721	16,813,871	17,152,713
Effect of dilutive stock options	212,928	211,863	217,667	212,291
Weighted average dilutive shares outstanding	17,028,177	17,368,584	17,031,538	17,365,004

Basic net income per share	$ (0.62)	$ 0.20	$ (0.39)	$ 0.51
Diluted net income per share	$ (0.61)	$ 0.20	$ (0.39)	$ 0.50

Excluded from the shares outstanding for the three and six months ended June 30, 2007 were 624,000 anti-dilutive options which had exercise prices ranging from $11.29 to $12.62.  There were no anti-dilutive options excluded from shares outstanding for the three and six month periods ended June 30, 2006.

Note 6. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the “Segment Information” footnote and the “Summary of Significant Accounting Policies” footnote, respectively, in our annual report on Form 10-K for the fiscal year ended December 31, 2006.  We evaluate segment performance based on net income or loss after income taxes.  For the three and six month periods ended June 30, 2007, we have reported segment profit excluding restructuring and impairment charges, a non-GAAP accounting measure, as this information is utilized by our chief operating decision maker to examine segment profitability. Additionally, this new line item was added to show only operational performance and to enhance comparability to the prior periods.   We account for inter-segment sales and transfers at current market prices.  We did not have any significant inter-segment transactions during the three and six month periods ended June 30, 2007 and 2006.  As discussed in our annual report on Form 10-K for the year ended December 31, 2006, we changed our segment reporting during the fourth quarter of 2006.  The three and six month periods ended June 30, 2006 have been restated to conform to the current presentation.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

	Three Months Ended June 30,
	2007				2006
(In Thousands of Dollars)	Metal Bearing Com- ponents Segment As restated	Precision Metal Com- ponents Segment	Plastic and Rubber Com-ponents Segment	All Other	Metal Bearing Com- ponents Segment	Precision Metal Com- ponents Segment	Plastic and Rubber Com-ponents Segment	All Other
Revenues from external customers	$ 76,275	$ 17,108	$ 13,919	$ --	$ 69,965	$ --	$ 13,589	$ --

Segment profit (loss) excluding restructuring and impairment changes	4,826	(507)	630	(1,894)	4,120	--	777	(1,444)
Restructuring and impairment charges	(13,336)	--	--	--	--	--	--	--
Deferred income tax impacts	(84)	--	--	--	--	--	--	--
Net income (loss)	$ (8,594)	$ (507)	$ 630	$ (1,894)	$ 4,120	$ --	$ 777	$ (1,444)
Assets	$ 231,614	$53,064	$52,182	$ 6,981	$229,456	$ --	$ 52,981	$ 5,763

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

	Six Months Ended June 30,
	2007				2006
(In Thousands of Dollars)	Metal Bearing Com- ponents Segment As restated	Precision Metal Com- ponents Segment	Plastic and Rubber Com- ponents Segment	All Other	Metal Bearing Com- ponents Segment	Precision Metal Com- ponents Segment	Plastic and Rubber Com- ponents Segment	All Other
Revenues from external customers	$ 153,559	$ 35,136	$ 26,551	$ --	$ 141,305	$ --	$ 28,266	$ --

Segment profit (loss) excluding restructuring and impairment changes	9,708	(460)	1,119	(3,557)	9,939	--	1,705	(2,929)
Restructuring and impairment charges	(13,336)	--	--	--	--	--	--	--
Deferred income tax impacts	(84)	--	--	--	--	--	--	--
Net income (loss)	$ (3,712)	$ (460)	$ 1,119	$ (3,557)	$ 9,939	$ --	$ 1,705	$ (2,929)

Assets	$231,614	$53,064	$52,182	$ 6,981	$229,456	$ --	$ 52,981	$ 5,763

Note 7. Recent Investing Activity

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

Note 8. Pensions

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

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Components of Net Periodic Pension Cost:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of Dollars)	2007	2006	2007	2006
Service cost	$--	$26	--	$52
Interest cost	60	66	118	128
Net loss	2	13	3	24
Net periodic pension cost	$62	$105	$121	$204

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

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan covering our Pinerolo, Italy employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment.  The table below summarizes the changes to the severance indemnity for the three and six months ended June 30, 2007 and 2006:

Three Months Ended June 30,	Six Months Ended June 30,
(In Thousands of Dollars)	2007	2006	2007	2006
Beginning balance	$(7,975)	$(6,950)	$(8,020)	$(6,644)
Amounts accrued	(343)	(269)	(586)	(525)
Payments	--	208	381	327
Currency impacts	(113)	(358)	(206)	(527)
Ending balance	$(8,431)	$(7,369)	$(8,431)	$(7,369)

Note 9. New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 "Accounting for Income Taxes". FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, and the effects on our consolidated financial position, liquidity, and results of operations were not material. See Note 16 for additional information.

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

Note 10. Long-Term Debt and Short-Term Debt

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

Note 11.    Goodwill

The changes in the carrying amount of goodwill for the six month period ended June 30, 2007 and the twelve month period ended December 31, 2006 are as follows:

Goodwill

(In Thousands of Dollars)	Precision Metal Components Segment	Plastic and Rubber Components Segment	Metal Bearing Components Segment	Total
Balance as of January 1, 2006	$ --	$ 25,755	$ 15,893	$ 41,648
Goodwill acquired	2,352	--	--	2,352
Currency impacts	--	--	2,147	2,147
Balance as of December 31, 2006	$ 2,352	$ 25,755	$ 18,040	$ 46,147

Balance as of January 1, 2007	$2,352	$25,755	$18,040	$46,147
Adjustment to the purchase price allocation	(134)	--	--	(134)
Goodwill impaired	--	--	(10,016)	(10,016)
Currency impacts	--	--	526	526
Balance as of June 30, 2007	$ 2,218	$ 25,755	$ 8,550	$ 36,523

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

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Note 12.   Intangible assets, net of amortization

(In Thousands of Dollars)	Precision Metal Components Segment	Metal Bearing Components Segment As restated	Total As restated
Balance as of January 1, 2006	$ --	$ 474	$ 474
Acquisition of Intangibles	7,180	1,855	9,035
Amortization	(39)	(402)	(441)
Currency impacts	--	163	163
Balance as of December 31, 2006	$ 7,141	$ 2,090	$ 9,231

Balance as of January 1, 2007	$ 7,141	$ 2,090	$ 9,231
Acquisition of Intangibles	--	66	66
Amortization	(237)	(267)	(504)
Currency impacts	--	44	44
Balance as of June 30, 2007	$ 6,904	$ 1,933	$ 8,837

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

The intangible asset within the Metal Bearing Components Segment is a contract intangible related to the SNR purchase agreement and related supply agreement.  This intangible asset is subject to amortization over approximately 5 years and amortization expense is approximately $500 for each of the five years.  For the six month period ended June 30, 2007, the amortization expense totaled $267 and accumulated amortization totaled $812 at June 30, 2007

Note 13.    Stock Compensation

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

Long term Incentive Plan

On June 29, 2007, the Company granted certain directors and other key employees an award of 50,500 performance units pursuant to the NN, Inc. 2005 Incentive Plan.  Each unit is equal to one share of NN common stock.  The award entitles the grantee to earn in a range from 90% to 150% of the total number of units based upon achieving earnings per share and return on capital employed targets over a defined performance cycle.  The value of the performance units is determined by using the Black-Scholes model which relies on certain assumptions to estimate a unit’s fair value.  The performance period is fiscal years 2007, 2008 and 2009 and the shares vest on December 31, 2009.  There was no compensation expense recognized in the second quarter of 2007 related to these performance units.

Note 14.  Property, Plant and Equipment

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

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Fixed assets at certain European operations of the Metal Bearing Components Segment were impaired as a result of the European restructuring (see Note 3.)  The total reduction in fixed assets from the impairment charge was $3,320 and was reported in the Restructuring and impairment charges of the Consolidated Statements of Income.

Note 15.  Related Party Transactions

During the first quarter of 2007, the Company remitted $18,638 to the former sole shareholder of Whirlaway to partially repay the related party note payable.  The payment was financed under our $135,000 credit facility.

Note 16.  Provision for Income Taxes

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

For the six months ended June 30, 2007, the difference between the federal statutory tax rate of 34% and our effective tax rate of negative 156% is primarily due to the large impairment charges for the European restructuring with only a 5% effective tax rate.  The effective tax rate of the impairments is low as the tax benefits created by these impairments have limited ability to be used in the future based on expected income to be generated at the locations effected by the impairments.

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

Note 17.  Contingencies

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

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006.

OVERALL RESULTS

(In Thousands of Dollars)	Consolidated NN, Inc.
	2007 As restated	2006	Change As restated
Net sales	$ 107,302	$ 83,554	$ 23,748
Cost of products sold (exclusive of depreciation and amortization shown separately below)	85,929	64,905	21,024
Selling, general, and administrative	9,558	7,063	2,495
Depreciation and amortization	5,658	4,425	1,233
Restructuring and asset impairment charges	13,336	--	13,336
Interest expense, net	1,630	1,021	609
(Gain) loss on disposal of assets	(6)	4	(10)
Other (income) expense, net	(22)	449	(471)
Income (loss) before provision for income taxes	(8,781)	5,687	(14,468)
Provision for income taxes	1,584	2,234	(650)
Net income (loss)	$ (10,365)	$ 3,453	$ (13,818)

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

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold increased primarily due to the addition of the Precision Metal Components Segment in November 2006 ($15.0 million) and due to the increase in the value of Euro denominated costs relative to the U.S. Dollar ($3.0 million).  In addition, costs increased related to higher sales volume overall ($2.1 million).  Finally, raw material, labor and utility inflation increased ($2.8 million).  Offsetting these increases were favorable mix impacts to cost of products sold ($0.3 million) and the impact of projects focused at reducing cost of manufacturing ($1.6 million).

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

Restructuring and Asset Impairment Changes. The Company has begun to take steps to appropriately adjust our cost structure and align our plant capacity in our Metal Bearing Components Segment.  This will include restructuring at our European operations of the Metal Bearing Components Segment as we adjust our global precision ball manufacturing capacity to better take advantage of favorable cost structures at our Slovakian and Chinese Metal Bearing Components manufacturing facilities.  As a result of this restructuring, certain goodwill and fixed assets in our European operations are now considered impaired.  During the second quarter, we recorded approximately $13.3 million ($12.6 million after-tax) of non-cash impairment costs.  These costs include the write-down of certain excess production equipment and the impairment of goodwill to levels supported by projected cash flows after the restructuring.

Provision for income taxes. The second quarter of 2007 effective tax rate of negative 18% is primarily due to the large impairment charges for the European restructuring with only a  5% effective tax benefit.  Factoring out the impairment impacts, the tax rate would have been 50%.  A valuation reserve was placed on a loss carry forward deferred tax asset at a location still incurring losses which increased the rate 18%.   Factoring about the valuation reserve the rate would have been lower than normal by 6% due to a tax reserve being removed related to a tax claim that was favorably settled.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three Months Ended June 30,
	2007 As restated	2006	Change As restated

Net sales	$ 76,275	$ 69,965	$ 6,310

Segment profit, excluding restructuring and impairment charges	4,826	4,120	706
Restructuring and impairment charges	(13,336)	--	(13,336)
Deferred income tax impacts	(84)	--	(84)
Net income (loss)	$ (8,594)	$ 4,120	$ (12,714)

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

The segment profit, excluding restructuring and impairment charges, a non-GAAP accounting measure, in the second quarter of 2007 was favorably impacted by higher sales volumes in Europe ($0.5 million, net of tax).  Euro denominated profits were favorably impacted by the increase in the value of the Euro against the U.S. Dollar ($0.2 million, net of tax).  Additionally, the second quarter of 2006 had an unfavorable effect related to the decrease in value of the Slovakian Koruna that did not repeat in 2007 ($0.4 million, net of tax).  Finally, the second quarter of 2007 was favorably impacted by the removal of a tax reserve related to a tax claim that was favorably settled ($0.3 million.)  Partially offsetting these positive impacts were the effect of price decreases given to certain customers under contractual terms ($0.7 million, net of tax).  Raw material cost inflation was offset by price increases under contractual terms to certain customers, resulting in little impact on segment profit.  Additionally, cost reduction projects offset utility and labor inflation.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three Months Ended June 30,
	2007	2006	Change

Net sales	$17,108	$--	$17,108

Net loss	$(507)	$--	$(507)

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

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three Months Ended June 30,
	2007	2006	Change

Net sales	$13,919	$13,589	$330

Net income	$630	$777	$(147)

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

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006.

OVERALL RESULTS

(In Thousands of Dollars)	Consolidated NN, Inc.
	2007 As restated	2006	Change As restated
Net sales	$215,246	$169,571	$45,675
Cost of products sold (exclusive of depreciation and amortization shown separately below)	171,010	130,904	40,106
Selling, general, and administrative	18,983	14,744	4,239
Depreciation and amortization	11,180	8,587	2,593
Restructuring and asset impairment charges	13,336	--	13,336
Interest expense, net	3,325	2,007	1,318
Gain on disposal of assets	(11)	(726)	715
Other expense, net	3	240	(237)
Income (loss) before provision for income taxes	(2,580)	13,815	(16,395)
Provision for income taxes	4,030	5,100	(1,070)
Net income (loss)	$(6,610)	$8,715	$(15,325)

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

Restructuring and Asset Impairment Changes. The Company has begun to take steps to appropriately adjust our cost structure and align our plant capacity in our Metal Bearing Components Segment.  This will include restructuring at our European operations of the Metal Bearing Components Segment as we adjust our global precision ball manufacturing capacity to better take advantage of favorable cost structures at our Slovakian and Chinese Metal Bearing Components manufacturing facilities.  As a result of this restructuring certain goodwill and fixed assets in our European operations are now considered impaired.  During the second quarter, we recorded approximately $13.3 million ($12.6 million after-tax) of non-cash impairment costs.  These costs include the write-down of certain excess production equipment and the impairment of goodwill to levels supported by projected cash flows after the restructuring.

Provision for income taxes. The 2007 effective tax rate of negative 156% was primarily due to the large impairment charges for the European restructuring with only an 5% effective tax rate.  Factoring out the impairment impacts, the effective tax rate would have been 44%.   A valuation reserve ($0.8 million) was placed on a loss carry forward deferred tax asset at a location still incurring losses which increased the 2007 rate 7%. Factoring about the valuation reserve the rate would have been lower than normal by 3% due to a tax reserve being removed related to a tax claim that was favorably settled.  The 2006 effective rate is lower than the historical effective rate due to the favorable 19% tax rate on the gain from sale of land at our Pinerolo, Italy facility.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Six Months Ended June 30,
	2007 As restated	2006	Change As restated

Net sales	$153,559	$141,305	$12,254

Segment profit, excluding restructuring and asset impairment changes	9,708	9,939	(231)
Restructuring and impairment charges	(13,336)	--	(13,336)
Deferred income tax impacts	(84)	--	(84)
Net income (loss)	$(3,712)	$9,939	$(13,651)

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

The $0.2 million difference in segment profit excluding restructuring and impairment charges, a non-GAAP accounting measure, was primarily related to price decreases given to certain customers under contractual terms in 2007 ($1.4 million, net of tax) and a gain on the sale of land at our Pinerolo, Italy facility in the first quarter of 2006 that did not repeat in 2007 ($0.8 million, net of tax).  Raw material cost inflation was offset by price increases under contractual terms to certain customers, resulting in little impact on segment profit.  Partially offsetting the negative impacts above were cost reduction projects that offset utility and labor inflation ($0.7 million, net of tax).  Additionally, Euro denominated profits were favorably impacted by the appreciation in the value of the Euro against the U.S. Dollar ($0.6 million, net of tax).  The effect from higher sales volumes in Europe favorably impacted 2007 ($0.4 million, net of tax). Finally, the removal of a tax reserve related to a tax claim that was favorably settled had a positive impact on 2007 ($0.3 million.)

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Six Months Ended June 30,
	2007	2006	Change

Net sales	$35,136	$--	$35,136

Net loss	$(460)	$--	$(460)

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

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Six Months Ended June 30,
	2007	2006	Change

Net sales	$26,551	$28,266	$(1,715)

Net income	$1,119	$1,705	$(586)

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

Liquidity and Capital Resources

Amounts outstanding under our $135.0 million credit facility and our $40.0 million notes as of June 30, 2007 were $65.1 million and $40.0 million, respectively.  See Note 10 of the Notes to Consolidated Financial Statements.  We were in compliance with all covenants of our $135.0 million syndicated credit facility and our $40.0 million senior notes as of June 30, 2007.  The Company received an amendment to the $135.0 million credit facility, retroactive to June 30, 2007, that amends the definitions of certain components of the financial covenant calculations to exclude the negative impact of non-cash restructuring and impairment charges.

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

During the second quarter, we recorded approximately $13.3 million ($12.6 million after-tax) of non-cash impairment charges.  These charges include the write-down to estimated fair market value of certain excess production equipment and the full impairment of goodwill at one location to levels supported by projected cash flows after the restructuring.  These charges did not require the use of any of the company’s existing cash flows from operations or available credit lines.

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

In the third quarter of 2007, we will begin to shift production to lower cost facilities, thereby incurring costs for the production shifts and further restructuring at the Eltmann facility, including actions leading to downsizing that location.  In addition, in the second quarter of 2007, we incurred non-cash impairment charges related to the decision to begin shifting production away from Eltmann.  See Note 3 of the Notes to Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies.  To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks.  We are exposed to changes in interest rates primarily as a result of our borrowing activities.  At June 30, 2007, we had $65.1 million outstanding under the domestic credit facilities and $40.0 million aggregate principal amount of senior notes outstanding.  See Note 10 of the Notes to Consolidated Financial Statements.  At June 30, 2007, a one-percent increase in the interest rate charged on our outstanding borrowings under our credit facilities, which are subject to variable interest rates, would result in interest expense increasing annually by approximately $0.6 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates.  We did not hold a position in any foreign currency hedging instruments as of June 30, 2007.

Item 4.   Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of June 30, 2007, the end of the period covered by this quarterly report on Form 10-Q/A due to the existence of the material weakness described  below.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the restatement disclosed in Note 2 "Restatement of Form 10-Q filed August 9, 2007" to the Consolidated Financial Statements included in Part I Item 1 of this Form 10-Q/A, the following material weakness was identified  in our internal control over financial reporting as of June 30, 2007. The Company did not maintain effective controls over the accounting for the impairment of customer intangible assets.  Specifically, the Company did not maintain effective controls to ensure that when circumstances indicate the carrying value of intangible assets may not be recoverable, these assets are appropriately grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities in accordance with generally accepted accounting principles.  This control deficiency resulted in the restatement of the interim consolidated financial statements for the second and third quarters of 2007 affecting depreciation and amortization expense, restructuring and impairment charges and intangible assets and other assets.  Further, this control deficiency could result in misstatements of the aforementioned accounts that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation of Material Weakness

Management has determined that, as of the date of this filing on Form 10-Q/A, the material weakness in our internal control over financial reporting with respect to accounting for the impairment of customer intangible assets has been remediated.  Management's remediation efforts focused on applying a correct interpretation of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in evaluating whether the Company's intangible assets are impaired.

Changes in Control Over Financial Reporting

As described above under Controls and Procedures, there have been changes during this fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information

None

Item 6.  Exhibits

     *10.1       Third Amendment Agreement dated as of July 31, 2007, among NN, Inc., Lenders as defined in the Credit Agreement, AmSouth Bank as Swing Line Lender, and  Key Bank National Association, as Agent.

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

                             *previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: February 27, 2008	By:	/s/ Roderick R. Baty
Roderick R. Baty
Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: February 27, 2008	By:	/s/ James H. Dorton
James H. Dorton
Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

Date: February 27, 2008	By:	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.
Vice President and Chief Administrative Officer (Duly Authorized Officer)