Form 10-Q/A
period 2007-11-30
NN INC
filed 2008-02-27
CIK 918541

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
Large accelerated filer ☐        Acelerated filer ☒           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐         No  ☒

As of November 5, 2007, there were 16,279,997 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Explanatory Note

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of NN, Inc. for the quarter ended September 30, 2007 is to restate our unaudited Condensed Consolidated Balance Sheet as of September 30, 2007 and the related Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Cash Flows, for the three months and nine months ended September 30, 2007 to correct an error in asset groups and cash flow assumptions used to test impairment of a customer contract intangible asset under SFAS 144.  See Note 2 to the Company's unaudited consolidated financial statements for additional information.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 9, 2007. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.  The following items have been amended as a result of the restatement:

•	Part I—Item 1—Financial Statements

•	Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Part 1—Item 4—Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, have re-evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007, and, based on this re-evaluation, have determined that the Company's disclosure controls and procedures were ineffective as a result of a material weakness in internal control over financial reporting with respect to the accounting for the impairment of customer intangible assets.

NN, Inc.
INDEX

		Page No.
Part I.
Item 1.	Financial Statements:

	Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2007 and 2006 (unaudited)..	2

	Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 (unaudited) ............................................................................	3

	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2007 (unaudited) .......................................	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited) ...........................................................	5

	Notes to Consolidated Financial Statements (unaudited) .........................................................................................................................................................	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.............................................................................................	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk...................................................................................................................................................	27

Item 4.	Controls and Procedures...	27

Part II.	Other Information

Item 1.	Legal Proceedings...	28

Item 1A.	Risk Factors...	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds..................................................................................................................................................	28

Item 3.	Defaults Upon Senior Securities....................................................................................................................................................................................................	28

Item 4.	Submission of Matters to a Vote of Security Holders................................................................................................................................................................	28

Item 5.	Other Information...	28

Item 6.	Exhibits...	28

Signatures	...	29

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

NN, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

Three Months Ended September 30,	Nine Months Ended September 30,
As restated	As restated
(Thousands of Dollars, Except Per Share Data)	2007	2006	2007	2006
Net sales	$99,021	$74,870	$314,267	$244,441
Cost of products sold (exclusive of depreciation and amortization shown separately below)	80,264	58,693	251,274	189,597
Selling, general and administrative	8,423	7,178	27,406	21,922
Depreciation and amortization	5,771	4,192	16,951	12,779
Restructuring and impairment charges	1,362	--	14,698	--
Gain on disposal of assets	(11)	--	(23)	(726)
Income (loss) from operations	3,212	4,807	3,961	20,869

Interest expense	1,496	916	4,821	2,923
Other income, net	(154)	(550)	(150)	(310)
Income (loss) before provision for income taxes	1,870	4,441	(710)	18,256
Provision for income taxes	1,472	1,808	5,501	6,908
Net income (loss)	398	2,633	(6,211)	11,348

Other comprehensive income (loss):
Foreign currency translation gain (loss)	5,348	(867)	8,775	6,777
Comprehensive income (loss)	$5,746	$1,766	$2,564	$18,125

Basic income (loss) per common share:	$0.02	$0.15	$(0.37)	$0.66

Weighted average shares outstanding	16,765	17,105	16,808	17,147

Diluted income (loss) per common share:	$0.02	$0.15	$(0.37)	$0.65

Weighted average shares outstanding	16,904	17,339	16,986	17,389

Cash dividends per common share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2007 As restated	2006
Assets
Current assets:
Cash and cash equivalents	$8,481	$11,681
Accounts receivable, net of allowances of $1,331 and $1,278, respectively	71,420	63,442
Inventories, net	47,836	43,538
Other current assets	7,575	7,203
Total current assets	135,312	125,864

Property, plant and equipment, net	157,403	156,447
Goodwill, net	38,510	46,147
Intangible assets, net	9,601	10,131
Other assets	3,105	4,112
Total assets	$343,931	$342,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,952	$52,576
Accrued salaries, wages and benefits	16,674	13,519
Income taxes	1,313	94
Current maturities of long-term debt	8,151	851
Other current liabilities	8,763	7,829
Total current liabilities	79,853	74,869

Non-current deferred tax liability	20,643	16,334
Long-term debt	97,514	80,711
Related party debt	--	21,305
Accrued pension and other	17,015	16,313
Total liabilities	215,025	209,532

Total stockholders’ equity	128,906	133,169

Total liabilities and stockholders’ equity	$343,931	$342,701

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock
(Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings As restated	Accumulated Other Comprehensive Income	Total As restated

Balance, January 1, 2007	16,842	$169	$53,473	$64,178	$15,349	$133,169
Shares issued	24	--	292	--	--	292
Net Loss, as restated	--	--	--	(6,211)	--	(6,211)
Amortization of restricted stock awards	--	--	180	--	--	180
Forfeiture of restricted stock	(3)	--	--	--	--	--
Repurchase of outstanding shares	(309)	(3)	(3,153)	--	--	(3,156)
Stock option expense	--	--	502	--	--	502
Dividends declared	--	--	--	(4,045)	--	(4,045)
Cumulative effect of adoption of FIN 48	--	--	--	(600)	--	(600)
Cumulative translation gain	--	--	--	--	8,775	8,775
Balance, September 30, 2007	16,554	$166	$51,294	$53,322	$24,124	$128,906

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2007 As restated	2006
Operating Activities:
Net income (loss)	$(6,211)	$11,348
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,951	12,779
Amortization of debt issue costs	158	427
Gain on disposal of property, plant and equipment	(23)	(726)
Compensation expense from issuance of restricted stock and incentive stock options	682	321
Restructuring and impairment charges	14,698	--
Deferred income tax	61	--
Changes in operating assets and liabilities:
Accounts receivable	(5,375)	(772)
Inventories	(2,689)	2,201
Accounts payable	(10,007)	(4,869)
Other assets and liabilities	2,555	2,042
Net cash provided by operating activities	10,800	22,751

Investing Activities:
Acquisition of property, plant and equipment	(12,841)	(11,766)
Proceeds from disposals of property, plant and equipment	51	3,120
Acquisition of intangibles and goodwill	(302)	(1,855)
Net cash used by investing activities	(13,092)	(10,501)

Financing Activities:
Increase in cash from book overdraft	94	1,055
Repayment of long-term debt	(883)	(4,668)
Proceeds from short-term debt	1,586	243
Principal payment on capital lease	(28)	(24)
Repurchase of common stock	(3,156)	(2,534)
Proceeds from issuance of stock	292	696
Proceeds from long term debt	23,400	4,600
Debt issuance cost paid	(251)	(457)
Dividends paid	(4,045)	(4,118)
Repayment of related party debt	(18,638)	--
Net cash used by financing activities	(1,629)	(5,207)

Effect of exchange rate changes on cash and cash equivalents	721	603

Net Change in Cash and Cash Equivalents	(3,200)	7,646
Cash and Cash Equivalents at Beginning of Period	11,681	10,856
Cash and Cash Equivalents at End of Period	$8,481	$18,502

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

Note 2. Restatement of Form 10-Q filed November 9, 2007

In preparing our financial statements for the three and nine months ended September 30, 2007, management concluded that, due to the lower than expected sales of the Precision Metal Components segment in the third quarter, that the carrying amount of certain long-lived assets may not be recoverable.  As a result, management performed impairment tests in the third quarter in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”)  144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144").

An impairment charge of $5,600 ($3,696 after-tax) was initially recorded in the third quarter, which related to a customer relationship intangible asset that had been recorded in conjunction with the November 30, 2006 acquisition of Whirlaway Corporation.   After performing the impairment tests based on the Company's assumptions and interpretation of the provisions of SFAS 144, management determined that these intangible assets were impaired and consequently recorded non-cash charges to write these assets down to the value supported by a fair value analysis based on their forecasted cash flows.

Also, during the quarter ending June 30, 2007, management concluded that due to the internal restructuring of the Metal Bearing Components segment in the second quarter that the carrying amount of certain long-lived assets may not be recoverable.  As a result, management performed impairment tests in accordance with the provisions of SFAS 144. An impairment charge of $1,933 ($1,453 after-tax) was initially recorded in the second quarter, which related to a customer contract intangible asset recorded in conjunction with the October 2005 acquisition of the assets of SNR Roulements.  After performing the impairment tests based on the Company's assumptions and interpretation of the provisions of SFAS 144, management determined that these intangible assets were impaired and consequently recorded non-cash charges to write these intangible assets down to the value supported by a fair value analysis based on their forecasted cash flows.

During the preparation of its year-end financial statements and in response to a comment letter issued by the Division of Corporation Finance of the Securities and Exchange Commission related to a routine review of the Company's third quarter 10-Q filings, management re-evaluated the assessment of asset groups used to determine the grouping of long-lived assets and the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities to test for impairment pursuant to  SFAS

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

144 paragraph 10.  After this re-evaluation, management determined that different asset groups and cash flow assumptions should have been utilized in its assessment of whether the carrying value of its asset groups was recoverable.  Upon testing the new asset groups for recoverability, management has determined that the undiscounted cash flows indicated the asset groups are recoverable.  Accordingly, the previously recorded non-cash impairment charges related to these intangible assets were not supported and should be reversed.  The Company has determined that the Precision Metal Component's customer relationship intangible asset should be amortized over a remaining useful life of ten years, which has been revised from its originally assumed life of twenty years.   The Company has determined that the Metal Bearing Components contract intangible should continue to be amortized over the remainder of its original useful life of five years.

After discussions between management and the Audit Committee of the Board of Directors of NN, Inc. on February 20, 2008, management, at the direction of the Audit Committee, concluded that the Company should restate its previously issued financial statements for the three and nine months ended September 30, 2007.

The following tables summarize financial statement line items within the Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 30, 2007, the Condensed Consolidated Balance Sheets as of September 30, 2007 and the Consolidated Statements of Cash flow for the nine months ended September 30, 2007 that were amended with the restated 10-Q/A for the three and nine month period ended September 30, 2007.

Consolidated Statements of Income and Comprehensive Income

	Three Months Ended September 30 2007,		Nine Months Ended September 30 2007,
(Thousands of Dollars, Except Per Share Data)	As Originally Reported	As restated	As Originally Reported	As restated
Depreciation and amortization	$5,542	$5,771	16,723	$16,951
Restructuring and impairment charges	7,069	1,362	22,338	14,698
Income (loss) from operations	(2,266)	3,212	(3,451)	3,961
Income (loss) before provision for income taxes	(3,608)	1,870	(8,122)	(710)
Provision for income taxes	(400)	1,472	3,150	5,501
Net income (loss)	(3,208)	398	(11,272)	(6,211)
Foreign currency translation gain	5,244	5,348	8,671	8,775
Comprehensive income	2,036	5,746	(2,601)	2,564

Basic and Diluted Earnings Per Share	$(0.19)	$0.02	$(0.67)	$(0.37)

Condensed Consolidated Balance Sheets

	September 30,2007
(Thousands of Dollars)	As Originally Reported	As restated

Intangible assets, net	$2,087	$9,601
Other assets	5,487	3,105
Total assets	338,799	343,931
Income Taxes	1,346	1,313
Total Current Liabilities	79,886	79,853
Total Liabilities	215,058	215,025
Total stockholders’ equity	123,741	128,906
Total liabilities and stockholders’ equity	338,799	343,931

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Consolidated Statements of Cash Flows

	September 30 2007,
(Thousands of Dollars)	As Originally Reported	As restated
Operating Activities:
Net loss	$(11,272)	$(6,211)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization	16,723	16,951
Restructuring and impairment charges	22,338	14,698
Deferred Income tax	(2,323)	61
Other assets and liabilities	2,588	2,555

Restructuring and Impairment Charges

Note 3. Metal Bearing Components Segment Restructuring, Impairment and Other Cost Reduction Actions

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

During the second quarter of 2007, we recorded approximately $13,336 ($12,623 after-tax) of non-cash impairment costs.  These charges include the write-down to estimated fair market value of certain excess production equipment of $3,320 ($3,212 after tax) and the full impairment of goodwill at one European reporting unit of $10,016 ($9,412 after tax) to levels supported by projected cash flows after the restructuring.  These impairments were calculated using present value of expected future cash flows methods pursuant to SFAS 142 for the goodwill and estimates of fair value pursuant to SFAS 144 for the fixed assets.

During the third quarter of 2007, we recorded approximately $1,272 ($1,196 after tax) of cash restructuring charges and approximately $90 ($66 after tax) of non-cash impairment charges related to the write-down to estimated fair value of certain excess production equipment as part of the Metal Bearings Components Segment restructuring.  The $1,272 was for severance charges booked in accordance with SFAS 146, that will be paid out upon completion of the required legal notification period which is approximately one year.  No further restructuring or impairment charges are expected for 2007.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

The following summarizes the charges related to the 2007 restructuring plan within the Metal Bearing Components Segment for the nine months ended September 30, 2007 reported under accrued salaries and wages.

Nine months ended September 30, 2007

(In Thousands of Dollars)	Reserve Balance at 01/01/07	Charges	Paid in 2007	Currency Impacts	Reserve Balance at 09/30/07
Severance and other employee costs	$ --	$ 1,272	$ --	$ --	$ 1,272
	$ --	$ 1,272	$ --	$ --	$ 1,272

Note 4. Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$ 13,611	$ 11,828
Work in process	9,857	10,427
Finished goods	26,413	23,596
Less inventory reserves	(2,045)	(2,313)
	$ 47,836	$ 43,538

Inventories on consignment at customer locations as of September 30, 2007 and December 31, 2006 totaled $5,425 and $4,554, respectively.

Note 5. Net Income Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of Dollars, Except Share and Per Share Data)	2007 As restated	2006	2007 As restated	2006

Net income	$ 398	$ 2,633	$ (6,211)	$ 11,348

Weighted average basic shares	16,764,695	17,104,621	16,807,975	17,147,359
Effect of dilutive stock options	138,944	234,009	177,784	242,108
Weighted average dilutive shares outstanding	16,903,639	17,338,630	16,985,759	17,389,467

Basic net income per share	$ 0.02	$ 0.15	$ (0.37)	$ 0.66
Diluted net income per share	$ 0.02	$ 0.15	$ (0.37)	$ 0.65

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

	Three Months Ended September 30,
	2007				2006
(In Thousands of Dollars)	Metal Bearing Com- ponents Segment As restated	Precision Metal Com- ponents Segment As restated	Plastic and Rubber Com- ponents Segment	All Other	Metal Bearing Com- ponents Segment	Precision Metal Com- ponents Segment	Plastic and Rubber Com- ponents Segment	All Other
Revenues from external customers	$ 70,814	$ 15,594	$ 12,613	$ --	$ 62,228	$ --	$ 12,642	$ --

Segment profit (loss), excluding restructuring and impairment changes	3,157	(633)	567	(1,431)	3,563	--	674	(1,604)

Restructuring and impairment charges	(1,152)	--	--	(210)	--	--	--	--

Income tax impacts	24	--	--	76	--	--	--	--
Net income (loss)	$ 2,029	$ (633)	$ 567	$ (1,565)	$ 3,563	$ --	$ 674	$ (1,604)

Assets	$ 230,737	$53,900	$52,259	$7,035	$226,324	$ --	$52,966	$5,985

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

	Nine Months Ended September 30,
	2007				2006
(In Thousands of Dollars)	Metal Bearing Com- ponents Segment As restated	Precision Metal Com- ponents Segment As restated	Plastic and Rubber Com- ponents Segment	All Other	Metal Bearing Com- ponents Segment	Precision Metal Com- ponents S egment	Plastic and Rubber Com- ponents Segment	All Other
Revenues from external customers	$ 224,373	$ 50,730	$ 39,164	$ --	$ 203,533	$ --	$ 40,908	$ --

Segment profit (loss) excluding restructuring and impairment changes	12,901	(1,093)	1,686	(5,023)	13,502	--	2,380	(4,534)

Restructuring and impairment charges	(14,488)	--	--	(210)	--	--	--	--

Income tax impacts	(60)	--	--	76	--	--	--	--
Net income (loss)	$ (1,647)	$ (1,093)	$ 1,686	$ (5,157)	$ 13,502	$ --	$ 2,380	$ (4,534)

Assets	$ 230,737	$ 53,900	$ 52,259	$ 7,035	$ 226,324	$ --	$ 52,966	$ 5,985

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

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)
Components of Net Periodic Pension Cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of Dollars)	2007	2006	2007	2006
Service cost	$ --	$ 27	--	$ 79
Interest cost	60	66	176	194
Net loss	1	13	4	37
Net periodic pension cost	$ 61	$ 106	$180	$ 310

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

Note 11.    Goodwill

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2007 and the twelve month period ended December 31, 2006 are as follows:

Goodwill

(In Thousands of Dollars)	Precision Metal Components Segment	Plastic and Rubber Components Segment	Metal Bearing Components Segment	Total

Balance as of January 1, 2006	$ --	$ 25,755	$ 15,893	$ 41,648

Goodwill acquired	$ 2,352	--	--	2,352

Currency impacts	--	--	2,147	2,147

Balance as of December 31, 2006	$ 2,352	$ 25,755	$ 18,040	$ 46,147

Balance as of January 1, 2007	$ 2,352	$ 25,755	$ 18,040	$ 46,147
Adjustment to the purchase price Allocation	1,246	--	--	1,246
Goodwill impaired	--	--	(10,016)	(10,016)
Currency impacts	--	--	1,133	1,133
Balance as of September 30, 2007	$ 3,598	$ 25,755	$ 9,157	$ 38,510

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

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Note 12.   Intangible assets, net of amortization

(In Thousands of Dollars)	Precision Metal Components Segment As restated	Metal Bearing Components Segment As restated	Total As restated
Balance as of January 1, 2006	$ --	$ 474	$ 474
Acquisition of intangibles	7,180	1,855	9,035
Amortization	(39)	(402)	(441)
Currency impacts	--	163	163
Balance as of December 31, 2006	$ 7,141	$ 2,090	$ 9,231

Balance as of January 1, 2007	$ 7,141	$ 2,090	$ 9,231
Acquisition of intangibles	--	173	173
Amortization	(446)	(404)	(850)
Currency impacts	--	147	147
Balance as of September 30, 2007	$ 6,695	$ 2,006	$ 8,701

Of the intangible assets within the Precision Metal Components Segment, the majority of the value is a customer relationship intangible with an estimated fair value of $6,900.  Effective July 1, 2007, this intangible asset has an estimated useful life of 10 years and $351 of amortization expense was recorded in 2007.  The remaining balance is made up of a covenant not to compete of $150 and a favorable leasehold interest of $130.  These items are amortizable over two and two and a half years, respectively, and $56 and $39 in amortization expense was recorded in 2007.  The accumulated amortization related to all of these intangible assets at September 30, 2007 was $485.  Additionally, in the Precision Metal Components Segment is an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway.

The intangible asset within the Metal Bearing Components Segment is a relationship intangible asset related to the SNR purchase agreement and related supply agreement.  This intangible asset is subject to amortization over approximately 5 years and related amortization expense will approximate $500 for each of the five years.  For the nine month period ended September 30, 2007, the amortization expense totaled $404.

Note 13.    Stock Compensation

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

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Fixed assets at certain European operations of the Metal Bearing Components Segment were impaired as a result of the European restructuring (see Note 3.)  The total reduction in fixed assets from the impairment charge was $3,410 and was reported in the restructuring and impairment charges of the Consolidated Statements of Income.

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

For the nine months ended September 30, 2007, the difference between the federal statutory tax rate of 34% and our effective tax rate of negative 775% is primarily due to the large impairment and restructuring charges for the European restructuring with only an 6% effective tax rate.  The effective tax rate of the impairments is low as the tax benefits created by these impairments have limited ability to be used in the future based on low amounts of expected income to be generated at the locations effected by the impairments.

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

Note 18.   Common Stock Repurchases

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

Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006.

OVERALL RESULTS

(In Thousands of Dollars)	Consolidated NN, Inc.
	2007 As restated	2006	Change As restated
Net sales	$ 99,021	$ 74,870	$ 24,151
Cost of products sold (exclusive of depreciation and amortization shown separately below)	80,264	58,693	21,571
Selling, general, and administrative	8,423	7,178	1,245
Depreciation and amortization	5,771	4,192	1,579
Restructuring and impairment charges	1,362	--	1,362
Interest expense, net	1,496	916	580
Gain on disposal of assets	(11)	--	(11)
Other income, net	(154)	(550)	396
Income (loss) before provision for income taxes	1,870	4,441	(2,571)
Provision for income taxes	1,472	1,808	(336)
Net income (loss)	$ 398	$ 2,633	$ (2,235)

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

Restructuring and Impairment Changes. During the third quarter of 2007, we accrued $1.3 million, in accordance with SFAS 146, for severance cost to terminate 15 employees at our Eltmann, Germany facility and 1 employee at our Metal Bearing Components Segment headquarters .  In addition, during the third quarter of 2007 an additional $0.1 million of non-cash impairment charges were recorded in the Metal Bearing Components Segment.

Provision for income taxes. The third quarter of 2007 effective tax rate of 11.7% is primarily due to the large impairment charges for the European restructuring without any tax benefit.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three Months Ended September 30,
	2007 As restated	2006	Change As restated

Net sales	$ 70,814	$ 62,228	$ 8,586
Segment profit, excluding restructuring and impairment charges	3,157	3,563	(406)
Restructuring and impairment charges	(1,152)	--	(1,152)
Income tax impacts	24	--	24
Net income (loss)	$ 2,029	$ 3,563	$ (1,534)

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

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three Months Ended September 30,
	2007 As restated	2006	Change As restated

Net sales	$ 15,594	$ --	$ 15,594

Net loss	$ (633)	$ --	$ (633)

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

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006.

OVERALL RESULTS

(In Thousands of Dollars)	Consolidated NN, Inc.
	2007 As restated	2006	Change As restated
Net sales	$314,267	$ 244,441	$69,826
Cost of products sold (exclusive of depreciation and amortization shown separately below)	251,274	189,597	61,677
Selling, general, and administrative	27,406	21,922	5,484
Depreciation and amortization	16,951	12,779	4,172
Restructuring and impairment charges	14,698	--	14,698
Interest expense, net	4,821	2,923	1,898
Gain on disposal of assets	(23)	(726)	703
Other income, net	(150)	(310)	160
Income (loss) before provision for income taxes	(710)	18,256	(18,966)
Provision for income taxes	5,501	6,908	(1,407)
Net income (loss)	$ (6,211)	$ 11,348	$ (17,559)

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

Restructuring and Impairment Changes. We have begun to take steps to appropriately adjust our cost structure and align our plant capacity in our Metal Bearing Components Segment.  This will include restructuring at the European operations of the Metal Bearing Components Segment as we adjust our global precision ball manufacturing capacity to better take advantage of favorable cost structures at our Slovakian and Chinese Metal Bearing Components manufacturing facilities.  As a result of this restructuring, certain goodwill and fixed assets in our European operations are now considered impaired.  As a result, during the second quarter, we recorded approximately $13.3 million ($12.6 million after-tax) of non-cash impairment costs.  These costs include the write-down of certain excess production equipment and the impairment of goodwill to levels supported by projected cash flows after the restructuring.

During the third quarter of 2007, we accrued $1.3 million, in accordance with SFAS 146, for severance cost to terminate employment of 16 employees within our Metal Bearing Components Segment.  In addition, during the third quarter of 2007, an additional $0.1 million of non-cash impairment charges were recorded in the Metal Bearing Components Segment.

Provision for income taxes. The 2007 effective tax rate of negative 774% was primarily due to the large impairment charges for the European restructuring with an unusually low 6% effective tax rate.  Factoring out the impairment impacts, the effective tax rate would have been a more normal 39%.   A valuation reserve ($0.8 million) was placed on a loss carry forward deferred tax asset at a location still incurring losses which increased the 2007 effective rate 5%. The 2006 effective rate is lower than the historical effective rate due to the favorable 19% tax rate on the gain from sale of land at our Pinerolo, Italy facility.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine Months Ended September 30,
	2007 As restated	2006	Change As restated

Net sales	$ 224,373	$ 203,533	$ 20,840
Segment profit, excludingrestructuring andimpairment changes	12,901	13,502	(601)
Restructuring and impairmentcharges	(14,488)	--	(14,488)
Income tax impacts	(60)		(60)
Net income (loss)	$ (1,647)	$ 13,502	$ (15,149)

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

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine Months Ended September 30,
	2007 As restated	2006	Change As restated

Net sales	$ 50,730	$ --	$ 50,730

Net loss	$ (1,093)	$ --	$ (1,093)

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

During the second and third quarters, we recorded approximately $14.7 million ($13.9 million after-tax) of non-cash impairment charges.  These charges include the write-down to estimated fair market value of certain excess production equipment and the full impairment of goodwill at one location to levels supported by projected cash flows after the restructuring.  These charges did not require the use of any of our existing cash flows from operations or available credit lines.

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

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective as of September 30, 2007, the end of the period covered by this quarterly report on Form 10-Q/A due to the existence of the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the restatement disclosed in Note 2 "Restatement of  Form 10-Q filed November 9, 2007" to the Consolidated Financial Statements included in Part I Item 1 of this Form 10-Q/A, the following material weakness was identified in our internal control over financial reporting as of September 30, 2007. The Company did not maintain effective controls over the accounting for the impairment of customer intangible assets.  Specifically, the Company did not maintain effective controls to ensure that when circumstances indicate the carrying value of intangible assets may not be recoverable these assets are appropriately grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities in accordance with generally accepted accounting principles.  This control deficiency resulted in the restatement of the interim consolidated financial statements for the second and third quarters of 2007 affecting depreciation and amortization expense, restructuring and impairment charges and intangible assets and other assets.  Further, this control deficiency could result in misstatements of the aforementioned accounts that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation of Material Weakness

Management has determined that, as of the date of this filing on Form 10 Q/A, the material weakness in our internal control over financial reporting with respect to accounting for the impairment of customer  intangible assets has been remediated.  Management's remediation efforts focused on applying a correct interpretation of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in evaluating whether the Company's intangible assets are impaired.

Changes in Internal Control Over Financial Reporting

There have been no changes during this fiscal quarter in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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