Form 10-K
period 2007-12-31
NN INC
filed 2008-03-17
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to___________

Commission file number 0-23486

NN, INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1096725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Waters Edge Drive	37604
Johnson City, Tennessee	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (423) 743-9151

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	The NASDAQ Stock Market LLC

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
Yes ☒                      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                      Accelerated filer ☒                                           Non-accelerated filer ☐         Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2007, based on the closing price on the NASDAQ Stock Market LLC on that date was approximately $176,899,780.

The number of shares of the registrant's common stock outstanding on March 12, 2008 was 15,854,643.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement with respect to the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business Overview

NN, Inc. has three operating segments, the Metal Bearing Components Segment, the Plastic and Rubber Components Segment, and the Precision Metal Components Segment.  Within the Metal Bearing Components Segment, we manufacture and supply high precision bearing components, consisting of balls, cylindrical rollers, tapered rollers, and metal retainers, for leading bearing manufacturers on a global basis.  We are a leading independent manufacturer of precision steel bearing balls and rollers for the North American, European and Asian markets.  In 2007, Metal Bearing Components accounted for 72% of total NN, Inc. sales.  Sales of balls and rollers accounted for approximately 66% of our total net sales with 48% of sales from balls and 18% of sales from rollers.  Sales of metal bearing retainers accounted for 6% of net sales.  See Note 13 of the Notes to Consolidated Financial Statements.  In 1998, we began implementing a strategic plan designed to position us as a worldwide manufacturer and supplier of a broad line of bearing components and other precision plastic components.  Through a series of acquisitions executed as part of that plan, we have built upon our strong core ball business and expanded our bearing component product offering.  Today, we offer among the industry’s most complete line of commercially available bearing components.  We emphasize engineered products that take advantage of our competencies in product design and tight tolerance manufacturing processes.  Our bearing customers use our components in fully assembled ball and roller bearings, which serve a wide variety of industrial applications in the transportation, electrical, agricultural, construction, machinery, mining and aerospace markets.  As used in this Annual Report on Form 10-K, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Within the Plastic and Rubber Components Segment, we manufacture high precision rubber seals and plastic retainers for leading bearing manufacturers on a global basis.  In addition, we manufacture specialized plastic products including automotive components, electronic instrument cases and precision electronic connectors.  We also manufacture rubber seals for use in various industrial applications.  In 2007, plastics products accounted for 7% of net sales and rubber seals accounted for 5% of net sales.

In 2006, we began to execute on a new five year strategic business plan to leverage our competencies in precision metal products by creating an adjacent platform to bearing components which would broaden our reach into attractive end markets.  As part of this new strategy, on November 30, 2006, we added a Precision Metal Components Segment through the acquisition of Whirlaway Corporation (“Whirlaway”) (See Note 2 of the Notes to Consolidated Financial Statements.)  Whirlaway is a high precision metal components and assemblies manufacturer that supplies customers serving the air conditioning, appliance, automotive, commercial refrigeration and diesel engine industries.  Our entry into the precision metal components market is part of our new strategy to serve markets and customers we view as adjacent to bearing components that utilize our core manufacturing competencies.  These products accounted for 16% of net sales in 2007.

The three business segments are composed of the following manufacturing operations:

Metal Bearing Components Segment
•	Erwin, Tennessee Ball and Roller Plant (“Erwin Plant”)
•	Mountain City, Tennessee Ball Plant (“Mountain City Plant”)
•	Kilkenny, Ireland Ball Plant (“Kilkenny Plant”)
•	Eltmann, Germany Ball Plant (“Eltmann Plant”)
•	Pinerolo, Italy Ball Plant (“Pinerolo Plant”)
•	Veenendaal, The Netherlands Roller and Stamped Metal Parts Plant (“Veenendaal Plant”)
•	Kysucke Nove Mesto, Slovakia Ball Plant (“Kysucke Plant”)
•	Kunshan, China Ball Plant (“Kunshan Plant”)

Plastic and Rubber Components Segment
•	Delta Rubber Company, Danielson, Connecticut Rubber Seal Plant (“Danielson Plant”)
•	Industrial Molding Corporation, Inc. Lubbock, Texas Plastic Injection Molding Plant (“Lubbock Plant”)

Precision Metal Components Segment
•	Whirlaway Corporation, Wellington, Ohio Metal Components Plant 1 (“Wellington Plant 1”)
•	Whirlaway Corporation, Wellington, Ohio Metal Components Plant 2 (“Wellington Plant 2”)
•	Whirlaway Corporation, Hamilton, Ohio Metal Components Plant (“Hamilton Plant”)
•	Whirlaway Corporation, Tempe, Arizona Metal Components Plant, formerly known as Triumph LLC (“Tempe Plant”)

Financial information about the segments is set forth in Note 13 of the Notes to Consolidated Financial Statements.

Recent Developments

On November 30, 2006, we purchased 100% of the stock of Whirlaway from its sole shareholder for approximately $43.0 million.  Whirlaway manufactures precision metal components for the automotive and industrial end markets.  Whirlaway operates three manufacturing plants in Ohio and one in Arizona.

In January 2007, we entered into a two year supply agreement with Schaeffler Group, our second largest customer, effective as of July 1, 2006 that replaced the agreement that expired on June 30, 2006.

In May 2007, a new multi-year contract was signed with SKF, our largest customer, to supply precision balls in Europe with terms retroactive to January 1, 2007 and effective until December 31, 2009.

On October 7, 2005, we entered into an agreement with SNR Roulements (“SNR”) to purchase SNR’s entire internal precision ball producing equipment for approximately 5.2 million Euros ($6.2 million).  SNR is a global bearing manufacturer and supplier to the automotive, industrial and aerospace industries. As part of the transaction, we received a three-year supply agreement for the business existing at the time of the acquisition (approximately $8.0 million in annual revenue) and a five-year supply agreement to provide SNR with its annual ball requirements of its former in-house production (approximately $9.0 million in annual revenue).

Corporate Information

NN, originally organized in October 1980, is incorporated in Delaware.  Our principal executive offices are located at 2000 Waters Edge Drive, Johnson City, Tennessee, and our telephone number is (423) 743-9151.  Our web site address is www.nnbr.com.  Information contained on our web site is not part of this Annual Report.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments are available via a link to “SEC.gov” on our web site under “Investor Relations.”

Products

Metal Bearing Components Segment

Precision Steel Balls.  At our Metal Bearing Components Segment facilities, we manufacture and sell high quality, precision steel balls in sizes ranging in diameter from 5/32 of an inch (3.969mm)  to 2 ½ inches (63.5mm). We produce and sell balls in grades ranging from grade 3 to grade 1000, according to international standards endorsed by the American Bearing Manufacturers Association.  The grade number for a ball, in addition to defining allowable dimensional variation within production batches, indicates the degree of spherical precision of the ball; for example, grade 3 balls are manufactured to within three-millionths of an inch of roundness.  Our steel balls are used primarily by manufacturers of anti-friction bearings where precise spherical, tolerance and surface finish accuracies are required.  At the domestic locations, sales of steel balls accounted for approximately 77%, 80% and 87% of net sales in 2007, 2006, and 2005 respectively.  At the European locations, sales of steel balls accounted for approximately 65%, 67%, and 65% of net sales in 2007, 2006 and 2005, respectively.

Steel Rollers.  We manufacture tapered rollers at our Veenendaal Plant and cylindrical rollers at our Erwin Plant.  Most cylindrical rollers are made to specific customer requirements for diameter and length, so there is very little overlap of common cylindrical rollers matching two or more customers’ needs.  Rollers are an alternative rolling element used instead of balls in anti-friction bearings that typically have heavier loading or different speed requirements.  Our roller products are used primarily for applications similar to those of our precision steel ball product line, plus certain non-bearing applications such as hydraulic pumps and motors.   Cylindrical rollers accounted for approximately 4% of net sales in each year of 2007, 2006, and 2005, respectively.  Tapered rollers are used in tapered roller bearings that are used in a variety of applications including automotive gearbox applications, automotive wheel bearings and a wide variety of industrial applications.  Tapered rollers accounted for approximately 14%, 16% and 16% of net sales in 2007, 2006 and 2005, respectively.

Metal Retainers.  We manufacture and sell precision metal retainers for ball and roller bearings used in a wide variety of industrial applications.  Retainers are used to separate and space the rolling elements (balls or rollers) within a fully assembled bearing.  We manufacture metal retainers at our Veenendaal Plant.

Plastic and Rubber Components Segment

Bearing Seals.  At our Danielson Plant, we manufacture and sell a wide range of precision bearing seals produced through a variety of compression and injection molding processes and adhesion technologies to create rubber-to-metal bonded bearing seals.  The seals are used in applications for automotive, industrial, agricultural, mining and aerospace markets.

Plastic Retainers.  We manufacture and sell precision plastic retainers for ball and roller bearings used in a wide variety of industrial applications.  Retainers are used to separate and space the rolling elements (balls or rollers) within a fully assembled bearing.  We manufacture plastic retainers at our Lubbock Plant.

Precision Plastic Components.  At our Lubbock Plant, we also manufacture and sell a wide range of specialized plastic products including automotive under-the-hood components, electronic instrument cases and precision electronic connectors and lenses, as well as a variety of other specialized parts.

Precision Metal Components Segment

Precision Metal Components.  Beginning with the purchase of Whirlaway on November 30, 2006, we began to sell a wide range of precision metal components.  These components are manufactured at the three Whirlaway plants in Ohio and one plant in Arizona.  The precision metal components offered include fluid control components, fluid control assemblies, shafts, and other precision metal parts.  The components are used in the following end markets:  automotive brake/chassis, thermal air conditioning systems, commercial refrigeration, automotive engine, diesel engine fuel systems, other automotive, and other industrial applications.

Research and Development.

The amounts spent on research and development activities by us during each of the last three fiscal years are not material.  We expensed amounts as incurred.

Customers

Our products are supplied primarily to bearing manufacturers for use in a broad range of industrial applications, including transportation, electrical, agricultural, construction, machinery, mining and aerospace.  Additionally, we supply precision metal, rubber, and plastic components to automotive and industrial companies that are not used in bearing assemblies.  We supply approximately 500 customers; however, our top 10 customers account for approximately 75% of our revenue.  Only one of these customers, SKF, had sales levels that were 10% or greater of total net sales. In 2007, 33% of our products were sold to customers in North America, 51% to customers in Europe, and the remaining 16% to customers located throughout the rest of the world, primarily Asia and Latin America.  Sales to various U.S. and foreign divisions of SKF accounted for approximately 40% of net sales in 2007.

Certain customers have contracted to purchase all or a majority of their bearing component requirements from us, although only a few are contractually obligated to purchase any specific amounts.  Certain agreements are in effect with some of our largest customers, which provide for prices that may be offset by material cost fluctuations.  We ordinarily ship our products directly to customers within 60 days, and in some cases, during the same calendar month, of the date on which a sales order is placed.  Accordingly, we generally have an insignificant amount of open (backlog) orders from customers at month end.  At the U.S. operations of our Metal Bearings Component Segment, we maintain a computerized, bar coded inventory management system with many of our major customers that enables us to determine on a day-to-day basis the amount of these components remaining in a customer’s inventory.  When such inventories fall below certain levels, additional product is automatically shipped.

In January 2007, we entered into a new two-year agreement with Schaeffler Group (INA) effective as of July 1, 2006.   In May 2007, a new multi-year contract was signed with SKF to supply precision balls in Europe with terms retroactively applied to January 1, 2007 and effective until December 31, 2009.

In 2003, we entered into a five-year supply agreement with SKF providing for the purchase of steel rollers and metal retainers manufactured at our Veenendaal Plant in amounts and at prices that are subject to adjustment on an annual basis.  The agreement contains provisions obligating us to maintain specified quality standards and comply with various ordering and delivery procedures, as well as other customary provisions.  This agreement expires during 2008 and we are in the process of negotiating a new multi-year agreement with SKF covering tapered rollers and metal retainers.

During 2007, the Metal Bearing Components Segment sold products to approximately 400 customers located in 33 different countries.  Approximately 89% of the net sales in 2007 were to customers outside the United States.  Approximately 71% of net sales in 2007 were to customers within Europe.   Sales to the top ten customers accounted for approximately 82% of the net sales in 2007.  Sales to SKF accounted for approximately 55% of net sales of the segment in 2007.

During 2007, the Plastic and Rubber Components Segment sold its products to over 70 customers located principally in North America.  Approximately 22% of the Plastic and Rubber Components Segment’s net sales were to customers outside the United States, almost all to customers in Mexico and Canada.  Sales to the Segment’s top ten customers accounted for approximately 74% of the Segment’s net sales in 2007.

During 2007, the Precision Metal Components Segment sold its products to 16 customers located in 7 countries.  Approximately 95% of all sales were to customers located within the United States.  Sales to the segment’s top ten customers accounted for approximately 88% of the segment’s net sales in 2007.

In both the foreign and domestic markets, we principally sell our products directly to manufacturers and do not sell significant amounts through distributors or dealers.

See Note 13 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" for additional Segment financial information.

The following table presents a breakdown of our net sales for fiscal years 2007, 2006 and 2005:

(In Thousands)	2007	2006	2005

Metal Bearing Components Segment	$ 303,059	$ 272,299	$ 263,485
Percentage of Total Sales	72.0%	82.4%	82.0%

Precision Metal Components Segment	67,384	4,722	--
Percentage of Total Sales	16.0%	1.4%	--

Plastic and Rubber Components Segment	50,851	53,304	57,902
Percentage of Total Sales	12.0%	16.2%	18.0%

Total	$ 421,294	$ 330,325	$ 321,387

Percentage of Total Sales	100%	100%	100%

The increase in value of Euro denominated sales resulted in net sales increasing $19.6 million in 2007 and $1.6 million in 2006 when converted to U.S. Dollars.

The Precision Metal Components Segment contains only one month of revenue in 2006.  Based on pro-forma results, 2006 revenues would have been $77,713 or 19% of the total pro-forma sales. (See Note 2 of the Notes to Consolidated Financial Statements)

Sales and Marketing

A primary emphasis of our marketing strategy is to expand key customer relationships by offering high quality, high precision products with the value of a single supply chain partner for a wide variety of components. Within the Metal Bearing Components Segment, our global sales organization includes 11 direct sales and 15 customer service representatives.  Due to the technical nature of many of our products, our engineers and manufacturing management personnel also provide technical sales support functions, while internal sales employees handle customer orders and other general sales support activities.   For the Precision Metal Components Segment, the current sales structure consists of utilizing manufacturers’ representatives at key accounts supported by senior segment management and engineering involvement.

Our Metal Bearing Component Segment marketing strategy focuses on increasing our outsourcing relationships with global bearing manufacturers that maintain captive bearing component manufacturing operations.  Our marketing strategy for the Plastic and Rubber Components Segment and the Precision Metal Components Segment is to offer custom manufactured, high quality, precision parts to niche markets with high value-added characteristics at competitive price levels.  This strategy focuses on relationships with key customers that require the production of technically difficult parts and assemblies, enabling us to take advantage of our strengths in custom product development, tool design, and precision molding and machining processes.

Our arrangements with our domestic customers typically provide that payments are due within 30 days following the date of shipment of goods.  With respect to foreign customers of our domestic business, payments generally are due within 90 to 120 days following the date of shipment in order to allow for additional freight time and customs clearance.  For some customers that participate in our inventory management program, sales are recorded when the customer uses the product.  See "Business -- Customers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

Within the precision metal components industry we are well positioned in the market place by virtue of our focus on critical components and assemblies for highly engineered mechanical systems used in various durable goods.

Employees

As of December 31, 2007, we employed a total of 2,223 full-time employees.  Our Metal Bearing Components Segment employed 283 in the U.S., 975 in Europe, and 80 in China, our Plastic and Rubber Components Segment employed 343, all in the U.S., our Precision Metal Components Segment employed 534, all in the U.S.  In addition, there were 8 employees at our corporate headquarters.  Of our total employment, 17% are management/staff employees and 83% are production employees.  We believe we are able to attract and retain high quality employees because of our quality reputation, technical expertise, history of financial and operating stability, attractive employee benefit programs, and our progressive, employee-friendly working environment.  The employees in the Eltmann Plant, Pinerolo Plant and Veenendaal Plant are unionized.  We have good labor relations, and we have never experienced any significant involuntary work stoppages.  We consider our relations with our employees worldwide to be excellent.

We signed a new agreement with the union representatives of our workers at our Eltmann Plant for significant contract revisions including new wage rates and increased working hours during February 2008.

Competition

The Metal Bearing Components Segment of our business is intensely competitive.  Our primary domestic competitor is Hoover Precision Products, Inc., a wholly owned U.S. subsidiary of Tsubakimoto Precision Products Co. Ltd. Our primary foreign competitors are Amatsuji Steel Ball Manufacturing Company, Ltd. (Japan), a wholly owed division of NSK, Tsubakimoto Precision Products Co. Ltd (Japan) and Jingsu General Ball and Roller (China).

We believe that competition within the Metal Bearing Components Segment is based principally on quality, price and the ability to consistently meet customer delivery requirements.  Management believes that our competitive strengths are our precision manufacturing capabilities, our wide product assortment, our reputation for consistent quality and reliability, and the productivity of our workforce.

The markets for the Plastic and Rubber Components Segment’s products are also intensely competitive.  Since the plastic injection molding industry is currently very fragmented, we must compete with numerous companies in each of its marketing segments.  Many of these companies have substantially greater financial resources than we do and many currently offer competing products nationally and internationally. Our primary competitor in the plastic bearing retainer segment is Nakanishi Manufacturing Corporation.  Domestically, Nypro, Inc. and Key Plastics are among the main competitors in the automotive market.

We believe that competition within the plastic injection molding industry is based principally on quality, price, design capabilities and speed of responsiveness and delivery.  Management believes that our competitive strengths are product development, tool design, fabrication, and tight tolerance molding processes.  With these strengths, we have built our reputation in the marketplace as a quality producer of technically difficult products.

While intensely competitive, the markets for our rubber seal products are less fragmented than its plastic injection molding products.  The bearing seal market is comprised of approximately six major competitors that range from small privately held companies to large global enterprises.  Bearing seal manufacturers compete on design, service, quality and price.  Our primary competitors in the U.S. bearing seal market are Freudenburg-NOK, Chicago Rawhide Industries (an SKF subsidiary), Trostel, and Uchiyama.

In the Precision Metal Components Segment market, internal production of components by our customers can impact our business as the customers weigh the risk of outsourcing strategically critical components or producing in-house. Our primary competitors are Linamar (Canada), Stanadyne, A. Berger, C&A Tool, American Turned Products and Autocam.  We generally win new business on the basis of technical competence and our proven track record of successful product development.

Raw Materials

The primary raw material used in our core ball and roller business of the Metal Bearing Components Segment is 52100 Steel, which is high quality chromium steel.  During 2007, approximately 90% of the steel used by the segment was 52100 Steel in rod and wire form.  Our other steel requirements include metal strip, chrome rod and wire, and type S2 rock bit steel.

The Metal Bearing Components Segment locations purchase substantially all of their 52100 Steel requirements from mills in Europe and Japan and all of their metal strip requirements from European mills and traders.  The principal suppliers of 52100 Steel in the U.S. are Daido Steel Inc., Kobe Steel, Lucchini (affiliate of Ascometal France) and Ohio Star Forge Co.  The principal supplier of 52100 Steel in Europe is Ascometal France (See Note 16 of the Notes to Consolidated Financial Statements), while the principal supplier of metal strip is Thyssen.  Our other steel requirements are purchased principally from foreign steel manufacturers.  We believe that if any of our current suppliers were unable to supply 52100 Steel to us, we would be able to obtain our 52100 Steel requirements from alternate sources.  We are unable, however, to provide assurances that we would not face higher costs or production interruptions as a result of obtaining 52100 Steel from alternate sources.

We purchase steel on the basis of price and, more significantly, composition and quality.  The pricing arrangements with our suppliers are typically subject to adjustment every three to six months in the U.S. and contractually adjusted on an annual basis within the European locations for the base steel price and quarterly for surcharge adjustments for precision steel balls.  In general, we do not enter into written supply agreements with suppliers or commit to maintain minimum monthly purchases of steel except for the supply arrangements between Ascometal and our Metal Bearing Components Segment (see Note 16 of the Notes to Consolidated Financial Statements).

Because 52100 Steel is principally produced by foreign manufacturers, our operating results would be negatively affected in the event that the U.S. or European governments impose any significant quotas, tariffs or other duties or restrictions on the import of such steel, if the U.S. Dollar decreases in value relative to foreign currencies or if supplies available to us would significantly decrease.  The relatively weak U.S. Dollar is a factor for steel price increases since the suppliers' base currencies are the Euro and Japanese Yen.

The Metal Bearing Components Segment is affected by upward price pressure on steel principally due to general increases in global demand and, more recently, due to China’s increased consumption of steel.  This has an impact of increasing steel prices we pay in procuring our steel in the form of higher unit prices and scrap surcharges.  Our contracts with key customers allow us to pass along steel price increases as incurred.

For the Plastic and Rubber Components Segment, we base purchase decisions on price, quality and service.  Generally, we do not enter into written supply contracts with our suppliers or commit to maintain minimum monthly purchases of resins or rubber compounds.  The pricing arrangements with our suppliers typically can be adjusted at anytime.

The primary raw materials used by the Plastic and Rubber Components Segment are engineered resins, injection grade nylon and proprietary rubber compounds.  We purchase substantially all of our resin requirements from domestic manufacturers and suppliers.  The majority of these suppliers are international companies with resin manufacturing facilities located throughout the world.  We use certified vendors to provide a custom mix of proprietary rubber compounds.  This Segment also procures metal stampings from several domestic suppliers.

The Precision Metal Components Segment produces products from a wide variety of metals in various forms from various sources.  Basic types include hot rolled steel, cold rolled steel, (both carbon and alloy) stainless, extruded aluminum, diecast aluminum, gray and ductile iron castings, and mechanical tubing. Some material is purchased directly under customer global contracts, some is consigned by the customer, and some is purchased directly from a mill.

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

Environmental Compliance

Our operations and products are subject to extensive federal, state and local regulatory requirements both domestically and abroad relating to pollution control and protection of the environment.  We maintain a compliance program to assist in preventing and, if necessary, correcting environmental problems. In the Metal Bearing Components Segment the Eltmann Plant, Kilkenny Plant, and Pinerolo Plant are ISO 14000 certified and received the EPD (Environmental Product Declaration.)  The Veenendaal Plant is also ISO 14000 certified.  Based on information compiled to date, management believes that our current operations are in substantial compliance with applicable environmental laws and regulations, the violation of which would have a material adverse effect on our business and financial condition.  We have assessed conditional asset retirement obligations and have found them to be immaterial to the consolidated financial statements. We cannot assure you, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.  More specifically, although we believe that we dispose of wastes in material compliance with applicable environmental laws and regulations, we cannot assure you that we will not incur significant liabilities in the future in connection with the clean-up of waste disposal sites.  We maintain long-term environmental insurance covering the four manufacturing locations purchased with the Whirlaway acquisition.

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position

Roderick R. Baty	54	Chairman of the Board, Chief Executive Officer and President
Frank T. Gentry, III	52	Vice President – General Manager U.S. Ball and Roller Division
Robert R. Sams	50	Vice President – Sales
James H. Dorton	51	Vice President – Corporate Development and Chief Financial Officer
William C. Kelly, Jr.	49	Vice President – Chief Administrative Officer, Secretary, and Treasurer
Nicola Trombetti	47	Vice President – Managing Director of NN Europe
Thomas G. Zupan	52	Vice President – President of Whirlaway Corporation
James Anderson	43	Vice President – Plastic and Rubber Components and Precision Metal Components Divisions

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

Frank T. Gentry, III, was appointed Vice President – General Manager U.S. Ball and Roller Division in August 1995.  Mr. Gentry joined NN in 1981 and held various manufacturing management positions within NN from 1981 to August 1995.

Robert R. Sams joined NN in 1996 as Plant Manager of the Mountain City, Tennessee facility.  In 1997, Mr. Sams served as Managing Director of the Kilkenny facility and in 1999 was elected to the position of Vice President – Sales.  Prior to joining NN, Mr. Sams held various positions with Hoover Precision Products from 1980 to 1994 and as Vice President of Production for Blum, Inc. from 1994 to 1996.

James H. Dorton joined NN as Vice President of Corporate Development and Chief Financial Officer in June 2005.  Prior to joining NN, Mr. Dorton served as Executive Vice President and Chief Financial Officer of Specialty Foods Group, Inc. from 2003 to 2004, Vice President Corporate Development and Strategy and Vice President – Treasurer of Bowater Incorporated from 1996 to 2002 and as Treasurer of Intergraph Corporation from 1989 to 1996.  Mr. Dorton is a Certified Public Accountant.

William C. Kelly, Jr. was named Vice President and Chief Administrative Officer in June 2005.  In March 2003, Mr. Kelly was elected to serve as Chief Administrative Officer.  In March 1999, he was elected Secretary of NN and still serves in that capacity as well as that of Treasurer.  In February 1995, Mr. Kelly was elected Treasurer and Assistant Secretary.  He joined NN in 1993 as Assistant Treasurer and Manager of Investor Relations.  In July 1994, Mr. Kelly was elected to serve as NN’s Chief Accounting Officer, and served in that capacity through March 2003.  Prior to joining NN, Mr. Kelly served from 1988 to 1993 as a Staff Accountant and as a Senior Auditor with the accounting firm of Price Waterhouse, LLP.

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

Thomas G. Zupan co-founded Whirlaway in 1973 with his father and began his career as a toolmaker.  He gained further experience in every line business function including Engineering, Production Operations, Quality Assurance, H/R, Sales, Material Control, IS, and Finance as the company grew from owner operator to professionally managed.  In 1991, Mr. Zupan became CEO and sole shareholder of Whirlaway.  Upon the sale of Whirlaway to NN November 30, 2006 Mr. Zupan was appointed Vice President - President of Whirlaway Corporation.

James. O. Anderson was appointed Vice President-Plastics and Rubber Division in October 2006.  In November, 2007, Mr. Anderson received additional responsibility for the Precision Metal Components Division in addition to the Plastic and Rubber Components Division.  Mr. Anderson joined NN in January 2005 and served as the General Manager of Industrial Molding in Lubbock, Texas.  Prior to joining NN, Mr. Anderson served for six years in the U.S. Army as an artillery officer and worked in various manufacturing roles with Dana Corporation and Accuma Corporation from 1996 to 2005.

Item 1A.  Risk Factors

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

We wish to caution readers that this report contains, and our future filings, press releases and oral statements made by our authorized representatives may contain, forward-looking statements that involve certain risks and uncertainties.  Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. Our actual results could differ materially from those expressed in such forward-looking statements due to important factors bearing on our business, many of which already have been discussed in this filing and in our prior filings. The differences could be caused by a number of factors or combination of factors including, but not limited to, the risk factors described below.

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

The end markets for fully assembled bearings and other industrial and automotive components are cyclical and tend to decline in response to overall declines in industrial and automotive production.  As a result, the market for bearing components and precision metal, plastic, and rubber products is also cyclical and impacted by overall levels of industrial and automotive production.  Our sales in the past have been negatively affected, and in the future will be negatively affected, by adverse conditions in the industrial and/or automotive production sectors of the economy or by adverse global or national economic conditions generally.

We depend on a very limited number of foreign sources for our primary raw material and are subject to risks of shortages and price fluctuation.

The steel that we use to manufacture our metal bearing components is of an extremely high quality and is available from a limited number of producers on a global basis.  Due to quality constraints in the U.S. steel industry, we obtain substantially all of the steel used in our U.S. operations from overseas suppliers.  In addition, we obtain most of the steel used in our European operations from a single European source.  If we had to obtain steel from sources other than our current suppliers we could face higher prices and transportation costs, increased duties or taxes, and shortages of steel.  Problems in obtaining steel, and particularly 52100 chrome steel, in the quantities that we require and on commercially reasonable terms, could increase our costs, adversely impacting our ability to operate our business efficiently and have a material adverse effect on our revenues and operating and financial results.

Increases in the market demand for steel can have the impact of increasing scrap surcharges we pay in procuring our steel in the form of higher unit prices and could adversely impact the availability of steel.  Our contracts with key customers allow us to pass along steel price increases as incurred.

We depend heavily on a relatively limited number of customers, and the loss of any major customer would have a material adverse effect on our business.

Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 40% of consolidated net sales in 2007.  No other customers accounted for more than 10% of sales.  During 2007, our ten largest customers accounted for approximately 75% of our consolidated net sales.  The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.

We operate in and sell products to customers outside the U.S. and are subject to several related risks.

Because we obtain a majority of our raw materials from overseas suppliers, actively participate in overseas manufacturing operations and sell to a large number of international customers, we face risks associated with the following:

•	adverse foreign currency fluctuations;

•	changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations;

•	the imposition of trade restrictions or prohibitions;

•	high tax rates that discourage the repatriation of funds to the U.S.;

•	the imposition of import or other duties or taxes; and

·	unstable governments or legal systems in countries in which our suppliers, manufacturing operations, and customers are located.

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

Failure of our product could result in a product recall

The majority of our products go into bearings used in the automotive industry and other critical industrial manufacturing applications.  A failure of our components could lead to a product recall.  If a recall were to happen as a result of our components failing, we could bear a substantial part of the cost of correction.  In addition to the cost of fixing the parts affected by the component, a recall could result in the loss of a portion of or all of customers’ business.  To partially mitigate this risk, we carry some product recall insurance and have invested heavily in TS16949 and QS9000 quality programs.

The costs and difficulties of integrating acquired business could impede our future growth.

We cannot assure you that any future acquisition will enhance our financial performance.  Acquiring companies involves inherent risk in the areas of environmental and legal issues, information technology, cultural and regulatory matters, product/supplier issues, and financial risk.  Our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and sales goals.  The integration of any acquired businesses might cause us to incur unforeseen costs, which would lower our profit margin and future earnings and would prevent us from realizing the expected benefits of these acquisitions.

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

We have expanded our metal bearing components production facilities and capacity over the last several years.  Our metal bearing component production facilities have not always operated at full capacity, and from time to time our results of operations have been adversely affected by the under-utilization of our production facilities.  Under-utilization or inefficient utilization of our production facilities could be a risk in the future.  We have recently undertaken steps to address a portion of the capacity risk.  See Note 3 of the Notes to the Consolidated Financial Statements.

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

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the trading price of our common stock.  In addition, due to the market capitalization of our stock (less than $200 million), our stock tends to be more volatile than large capitalization stocks that comprise the Dow Jones Industrial Average or Standard and Poor’s 500 Index.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The manufacturing plants for each of the company's segments are listed below.  In addition, the company leases a portion of a small office building in Johnson City, Tennessee which serves as our corporate headquarters.

Metal Bearing Components Segment

Manufacturing Operation	Country	Sq. Feet	Owned or Leased
Erwin Plant	U.S.A.	125,000	Owned
Mountain City Plant	U.S.A.	86,400	Owned
Kilkenny Plant	Ireland	125,000	Owned
Eltmann Plant	Germany	175,000	Leased
Pinerolo Plant	Italy	330,000	Owned
Kysucke Plant	Slovakia	135,000	Owned
Veenendaal Plant	The Netherlands	159,000	Owned
Kunshan Plant	China	110,000	Leased

The Eltmann Plant is leased from the Schaeffler Group, which is also a customer.  The Kunshan Plant lease is accounted for as a capital lease and  we have an option to purchase the facility at various points in the future.

Plastic and Rubber Components Segment

Manufacturing Operation	Country	Sq. Feet	Owned or Leased
Danielson Plant	U.S.A.	50,000	Owned
Lubbock Plant	U.S.A.	228,000	Owned

Precision Metal Components Segment

Manufacturing Operation	Country	Sq. Feet	Owned or Leased
Wellington Plant 1	U.S.A.	86,000	Leased
Wellington Plant 2	U.S.A.	132,000	Leased
Hamilton Plant	U.S.A.	19,000	Owned
Tempe Plant	U.S.A.	140,000	Leased

The Wellington Plants are leased from a company controlled by the former owner of Whirlaway Corporation, who is currently an officer of NN, Inc.

For more information, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 3.  Legal Proceedings

On March 20, 2006, we, as well as numerous other parties, received correspondence from the Environmental Protection Agency (“EPA”) requesting information regarding a former waste recycling vendor which we previously used.  The vendor has since ceased operations and the EPA is investigating the clean up of the site or sites used by the vendor.  We have contributed to an escrow fund along with 42 other potentially responsible parties for the purpose of investigating and addressing the environmental issues at the facility.  Our contribution to the account was twenty-three thousand dollars.  A Remedial Investigation and Risk Assessment report funded by the escrow fund was submitted to the EPA in December 2007.  As of the date of this report, we do not know whether we have any liability beyond the contribution to the escrow account mentioned earlier, related to this vendor’s actions, or estimatable range for any potential liability.  We believe our contribution to the remediation of the site, if any, would be approximately 1.083% or less of the volume of waste sent to the facility and we assert that our waste was non-hazardous.

On June 20, 2007, we, as well as numerous other parties, received correspondence from the New York State Department of Environmental Conservation notifying us that we have been named as a potentially responsible party for the potential clean up of a former waste recycling facility.  As of the date of this report, we estimate our maximum exposure to be ten thousand dollars.  The maximum exposure is based on the amount of gallons we sent to the waste facility multiplied by the proposed charge per gallon as determined by the potentially responsible parties.

All other legal matters are of an ordinary and routine nature and are incidental to our operations.  Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business or financial condition or on the results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of stockholders during the fourth quarter of 2007.

Part II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since our initial public offering in 1994, the common stock has been traded on The NASDAQ Stock Market LLC (“NASDAQ”) under the trading symbol “NNBR.”  Prior to such time there was no established market for the common stock.  As of March 12, 2008, there were approximately 2,100 holders of the Common Stock.

The following table sets forth the high and low closing sales prices of the common stock, as reported by NASDAQ, and the dividends paid per share on the common stock during each calendar quarter of 2007 and 2006.

	Close Price
	High	Low	Dividend
2007
First Quarter	$ 13.27	$ 11.40	$ 0.08
Second Quarter	12.78	11.65	0.08
Third Quarter	12.51	9.00	0.08
Fourth Quarter	10.67	8.07	0.08

2006
First Quarter	$ 13.12	$ 10.77	$ 0.08
Second Quarter	13.53	11.92	0.08
Third Quarter	13.29	11.11	0.08
Fourth Quarter	12.76	10.55	0.08

The following graph compares the cumulative total shareholder return on our common stock (consisting of stock price performance and reinvested dividends) from December 31, 2002 with the cumulative total return (assuming reinvestment of all dividends) of (i) the Value Line Machinery Index (“Machinery”) and (ii) the Standard & Poor’s 500 Stock Index, for the period December 31, 2002 through December 31, 2007.  The Machinery index is an industry index comprised of 49 companies engaged in manufacturing of machinery and machine parts, a list of which is available from the company.  The comparison assumes $100 was invested in our common stock and in each of the foregoing indices on December 31, 2002.  We cannot assure you that the performance of the common stock will continue in the future with the same or similar trend depicted on the graph.

Comparison of Five-Year Cumulative Total Return*
NN, Inc., Standard & Poors 500 and Value Line Machinery Index
(Performance Results Through 12/31/07)

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
NN, Inc.
Standard & Poors 500
Machinery
$382.73
$268.57
$212.77
$196.03
$157.91
$161.20
$166.89
$140.06
$141.88
$129.54
$126.38
$137.75
$115.51
$139.07
$108.57
$100.00
2002
2003
2004
2005
2006
2007

Assumes $100 invested at the close of trading on December 31, 2002 in NN, Inc. common stock, Standard & Poors 500 and Value Line Machinery Index.

*Cumulative total return assumes reinvestment of dividends.

	Cumulative Return
	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
NN, Inc.	129.54	140.06	115.51	139.07	108.57
Standard & Poors 500	126.38	137.75	141.88	161.20	166.89
Machinery	157.91	196.03	212.77	268.57	382.73

The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors.  The terms of our revolving credit facility restrict the payment of dividends by prohibiting us from declaring or paying any dividend if an event of default exists at the time of, or would occur as a result of, such declaration or payment.  Additionally, the terms of our revolving credit facility restrict the declaration and payment of dividends in excess of certain amounts specified in the credit agreement in any fiscal year.  For further description of our revolving credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below.

During the fourth quarter of 2007, we repurchased 699,838 shares of common stock at a total cost of $6.6 million under our publicly announced $25 million repurchase plan authorized by the Board of Directors.

Issuer Purchases of Equity Securities In the Fourth Quarter 2007
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) including commissions	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	216,684	$10.06	216,684	$21,816,042
November 1 – November 30	233,319	$ 9.24	233,319	$19,660,332
December 1 – December 31	249,835	$ 8.87	249,835	$17,444,402

For the full year of 2007, we repurchased 1,008,439 shares for a total amount of $9.7 million at an average price of $9.64 including commissions.

See Part III, Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2007 Annual Report on Form 10-K for information required by Item 201 (d) of regulation S-K.

Item 6.   Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Company. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, including notes thereto.

(In Thousands, Except Per Share Data)	Year ended December 31,
	2007	2006	2005	2004	2003
Statement of Income Data:
Net sales	$ 421,294	$ 330,325	$ 321,387	$ 304,089	$ 253,462
Cost of products sold (exclusive of depreciation shown separately below)	337,024	257,703	248,828	240,580	195,658
Selling, general and administrative expenses	36,473	30,008	29,073	29,755	21,700
Depreciation and amortization	22,996	17,492	16,331	16,133	13,691
(Gain) loss on disposal of assets	(71)	(705)	(391)	856	(147)
Restructuring and impairment charges (income)	13,636	(65)	(342)	2,398	2,490
Income from operations	11,236	25,892	27,888	14,367	20,070
Interest expense	6,373	3,983	3,777	4,029	3,392
Other (income) expense	(386)	(1,048)	(653)	(853)	99
Income before provision for income taxes	5,249	22,957	24,764	11,191	16,579
Provision for income taxes	6,422	8,522	9,752	4,089	5,726
Minority interest in income of consolidated subsidiary	--	--	--	--	675
Net income (loss)	$ (1,173)	$ 14,435	$ 15,012	$ 7,102	$ 10,178

Basic income per share:
Net income (loss)	$ (0.07)	$ 0.84	$ 0.88	$ 0.42	$ 0.64

Diluted income per share:
Net income (loss)	$ (0.07)	$ 0.83	$ 0.87	$ 0.41	$ 0.62

Dividends declared	$ 0.32	$ 0.32	$ 0.32	$ 0.32	$ 0.32
Weighted average number of shares outstanding - Basic	16,749	17,125	17,004	16,728	15,973
Weighted average number of shares outstanding – Diluted	16,749	17,351	17,193	17,151	16,379

	As of December 31,
(In Thousands, Except Per Share Data)	2007	2006	2005	2004	2003
Balance Sheet Data:
Current assets	$ 138,024	$ 125,864	$ 105,950	$ 108,440	$ 89,901
Current liabilities	84,256	74,869	64,839	74,431	64,176
Total assets	350,078	342,701	269,655	288,342	267,899
Long-term debt	100,193	80,711	57,900	67,510	69,752
Stockholders' equity	130,043	133,169	116,074	115,140	106,468

For the year ended December 31, 2007, Whirlaway added $62,662 in sales; $53,515 in cost of products sold (exclusive of depreciation and amortization); $4,106 in selling, general and administrative expenses; $3,991 in depreciation and amortization; $2,406 in interest expense and $852 in net loss.

For the year ended December 31, 2006, Whirlaway added $4,722 in sales; $4,706 in cost of products sold (exclusive of depreciation and amortization); $363 in selling, general and administrative expenses; $345 in depreciation and amortization; $240 in interest expense and $598 in net loss.

On November 30, 2006, we purchased 100% of the stock of Whirlaway and incorporated its assets and liabilities into our consolidated financial statements.  Included in the December 31, 2006 balance sheet data are acquired total current assets of $19,276, assets of $55,673 and current liabilities of $7,475.  In addition, we incurred third party debt of $24,700 related to the acquisition.

During 2004, we formed a wholly-owned subsidiary, NN Precision Bearing Products Company, LTD.  This subsidiary, which began production of precision balls during the fourth quarter of 2005, is located in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China.

On October 9, 2003, we acquired assets comprised of land, building and machinery and equipment of the precision ball operations of KLF – Gulickaren (“KLF”), based in Kysucke Nove Mesto, Slovakia.

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

Risk Factors

See Item 1A. “Risk Factors” for a discussion of risk factors that could materially impact our actual results.

Overview and Management Focus

Our strategy and management focus is based upon the following long-term objectives:

•	Growth by taking over the in-house production of bearing components from our global customers, providing a competitive and attractive outsourcing alternative

•	Creation of a new precision metal components platform

•	Global expansion of our manufacturing base to better address the global requirements of our customers

Management generally focuses on these trends and relevant market indicators:

•	Global industrial growth and economics

•	Global automotive production rates

•	Costs subject to the global inflationary environment, including, but not limited to:

o	Raw material

o	Wages and benefits, including health care costs

o	Regulatory compliance

o	Energy

•	Raw material availability

•	Trends related to the geographic migration of competitive manufacturing

•	Regulatory environment for United States public companies

•	Currency and exchange rate movements and trends

•	Interest rate levels and expectations

Management generally focuses on the following key indicators of operating performance:

•	Sales growth

•	Cost of products sold levels

•	Selling, general and administrative expense levels

•	Net income

•	Cash flow from operations and capital spending

•	Customer service reliability

•	External and internal quality indicators

•	Employee development

Since our formation in 1980, we have grown primarily through the acquisition of in-house component manufacturing operations of domestic and international bearing manufacturers resulting in increased sales of high precision balls and rollers for bearing applications.  Management believes that our core business sales growth since our formation has been due to our ability to capitalize on opportunities in global markets and provide precision products at competitive prices, as well as our emphasis on product quality and customer service.

In 1998, we recognized changing dynamics in the marketplace, and as a result, began implementing an extensive long-term growth strategy building upon our core business and leveraging our inherent strengths to better serve our global customer base.  As part of this strategy, we sought to augment our intrinsic growth with complementary acquisitions that fit specific criteria.

On July 4, 1999, we acquired substantially all of the assets of Earsley Capital Corporation, formerly known as Industrial Molding Corporation for consideration of approximately $30.0 million.  Formed in 1947, IMC provides full-service design and manufacture of plastic injection molded components to the bearing, automotive, electronic, leisure and consumer markets with an emphasis on value-added products that take advantage of its capabilities in product development, tool design and tight tolerance molding processes.  IMC operates one manufacturing facility in Lubbock, Texas and is part of the Plastic and Rubber Components Segment.

On July 31, 2000, we formed a majority owned stand-alone company in Europe, NN Europe ApS (“NN Europe”), for the manufacture and sale of chrome steel balls used for ball bearings and other products.  As a result of this transaction, we owned 54% of NN Europe.  SKF and INA respectively each owned 23% of NN Europe.  As part of the transaction, NN Europe acquired the ball factories located in Pinerolo, Italy (previously owned by SKF), Eltmann, Germany (previously owned by INA), and Kilkenny, Ireland (previously owned by the Company).  On December 20, 2002 we completed the purchase of the 23% interest held by INA.  We paid approximately 13.4 million Euros ($13.8 million) for INA/FAG’s interest in NN Europe.  On May 2, 2003 we acquired the 23% interest in NN Europe held by SKF.  We paid approximately 13.8 million Euros ($15.6 million) for SKF’s interest in NN Europe.  NN Europe is a part of the Metal Bearing Components Segment.

On February 16, 2001, we completed the acquisition of all of the outstanding stock of The Delta Rubber Company, a Connecticut corporation (“Delta”), for $22.5 million in cash.  Delta provides high quality engineered bearing seals and other precision-molded rubber products to original equipment manufacturers.  Delta operates one manufacturing facility in Danielson, Connecticut and is part of the Plastic and Rubber Components Segment.

On September 11, 2001, we announced the closing of our Walterboro, South Carolina ball manufacturing facility effective December 2001.  The closing was made as part of our strategy to redistribute our global production in order to better utilize capacity and serve the needs of our worldwide customers.  The precision ball production of the Walterboro facility has been fully absorbed by our remaining U.S. Metal Bearing Components manufacturing facilities located in Erwin and Mountain City, Tennessee.

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

On May 2, 2003, we acquired 100% of the tapered roller and metal cage manufacturing operations of SKF in Veenendaal, The Netherlands (the Veenendaal Plant).  The results of Veenendaal’s operations have been included in the consolidated financial statements since that date.  We paid consideration of approximately 23.0 million Euros ($25.7 million) and incurred other costs of approximately $1.0 million, for the Veenendaal net assets acquired from SKF.  The Veenendaal operation manufactures rollers for tapered roller bearings and metal cages for both tapered roller and spherical roller bearings allowing us to expand our bearing component offering.  The financial results of the Veenendaal operation are included in the Metal Bearing Components Segment.

On October 9, 2003, we acquired certain assets comprised of land, building and machinery and equipment of the precision ball operations of KLF – Gulickaren (“KLF”), based in Kysucke Nove Mesto, Slovakia.  We paid consideration of approximately 1.7 million Euros ($2.0 million).  The assets are being utilized by our wholly-owned subsidiary NN Slovakia based in Kysucke Nove Mesto, Slovakia, which began production in 2004.   The financial results of the operation are included in our Metal Bearing Components Segment.

During 2004, we formed a wholly-owned subsidiary, NN Precision Bearing Products Company, Ltd (the Kunshan Plant).  This subsidiary began production of precision balls during the fourth quarter of 2005, and is located in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China and is a component of our strategy to globally expand our manufacturing base.  This operation is included in the financial results of the Metal Bearing Components Segment.

In 2006, we began to execute on a new five year strategic business plan to leverage our competencies in precision metal products by creating an adjacent platform to bearing components which would broaden our reach into attractive end markets.

Consistent with our new strategy, on November 30, 2006, we purchased 100% of the shares of Whirlaway Corporation (“Whirlaway”) from the sole shareholder for $43.0 million.  Whirlaway is a high precision metal component and fluid control assembly manufacturer that supplies customers serving the air conditioning, appliance, automotive, commercial refrigeration, and diesel engine industries.  Whirlaway produces highly engineered fluid control components and assemblies, shafts, and prismatic machined parts.  Whirlaway has three locations in Ohio and one location in Tempe, Arizona.

The implementation and successful execution of this acquisition strategy to date has allowed us to expand our global presence and positions us for continued global growth and expansion into core served markets.

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgment underlying them, are disclosed in Note 1 of the Notes to Consolidated Financial Statements.  These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and post-retirement benefits.  Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding our business operations, financial condition and results of operations.  We cannot assure you that actual results will not significantly differ from the estimates used in these critical accounting policies.

Revenue Recognition.  The Company recognizes revenues based on the stated shipping terms with the customer when these terms are satisfied and the risks of ownership are transferred to the customer. The Company has an inventory management program for certain major Metal Bearing Components Segment customers whereby revenue is recognized when products are used by the customer from consigned stock, rather than at the time of shipment.  Under both circumstances, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sellers’ price is determinable and collectability is reasonably assured.

Accounts Receivable.  Accounts receivable are recorded upon recognition of a sale of goods and ownership and risk of loss is assumed by the customer.  Substantially all of the Company’s accounts receivable is due primarily from the core served markets: bearing manufacturers, automotive industry, electronics, industrial, agricultural and aerospace.  The Company recorded $0.5 million, $0.3 million, and $0.3 million of bad debt expense during 2007, 2006 and 2005.  In establishing allowances for doubtful accounts, the Company performs credit evaluations of its customers, considering numerous inputs when available including the customers’ financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects.  Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible.  While management believes that adequate allowances for doubtful accounts have been provided in the Consolidated Financial Statements, it is possible that the Company could experience additional unexpected credit losses.

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

Income taxes.  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company has three locations that are currently incurring net operating losses.  Management has placed full valuation allowances against the deferred tax assets from these net operating losses.  (See Note 14 of the Notes to Consolidated Financial Statements.)

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

Pension Obligations.  The Company uses several assumptions in determining its periodic pension and post-retirement expense and obligations which are included in the Consolidated Financial Statements.  These assumptions include determining an appropriate discount rate, rate of benefit increase as well as the remaining service period of active employees.

Results of Operations

The following table sets forth for the periods indicated selected financial data and the percentage of our net sales represented by each income statement line item presented.

	As a Percentage of Net Sales Year ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of product sold (exclusive of depreciation shown separately below)	80.0	78.0	77.4
Selling, general and administrative expenses	8.7	9.1	9.0
Depreciation and amortization	5.4	5.3	5.1
Gain on disposal of assets	0.0	(0.2)	(0.1)
Restructuring and impairment charges (income)	3.2	--	(0.1)
Income from operations	2.7	7.8	8.7
Interest expense	1.5	1.2	1.2
Other income	(0.0)	(0.4)	(0.2)
Income before provision for income taxes	1.2%	7.0	7.7
Provision for income taxes	1.5%	2.6	3.0
Net income (loss)	(0.3%)	4.4%	4.7%

Off Balance Sheet Arrangements

We have operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates.  The following is a schedule by year of future minimum lease payments as of December 31, 2007 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year (in thousands).

Year ended December 31,
2008	$4,333
2009	3,437
2010	2,823
2011	2,420
2012	1,170
Thereafter	9,131
Total minimum lease payments	$ 23,314

Sales Concentration

Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 40% of consolidated net sales in 2007.  During 2007, our ten largest customers accounted for approximately 75% of our consolidated net sales.  None of our other customers individually accounted for more than 10% of our consolidated net sales for 2007.  The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and have a corresponding negative impact on our operating profit margin due to operation leverage these customers provide. This could lead to sales volumes not being high enough to cover our current cost structure or provide adequate operating cash flows.  Due to a limit on the amount of excess bearing component capacity it would be difficult for any of our top ten customers to move a substantial portion of the product we supply in a short period of time.

We negotiated a two-year supply agreement effective July 1, 2006 with Schaeffler Group that expires June 30, 2008.  In May 2007, a new multi-year contract for precision balls in Europe was signed with SKF with terms being retroactive to January 1, 2007 and effective until December 31, 2009.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006.

OVERALL RESULTS

(In Thousands of Dollars)	Consolidated NN, Inc.
	2007	2006	Change
Net sales	$ 421,294	$ 330,325	$ 90,969
Cost of products sold (exclusive of depreciation and amortization shown separately below)	337,024	257,703	79,321
Selling, general, and administrative	36,473	30,008	6,465
Depreciation and amortization	22,996	17,492	5,504
Restructuring and impairment charges (income)	13,636	(65)	13,701
Interest expense, net	6,373	3,983	2,390
Gain on disposal of assets	(71)	(705)	634
Other income, net	(386)	(1,048)	662
Income before provision for income taxes	5,249	22,957	(17,708)
Provision for income taxes	6,422	8,522	(2,100)
Net income (loss)	$ (1,173)	$ 14,435	$ (15,608)

Net Sales.  Sales have increased due to the addition of the Precision Metal Components Segment with the acquisition of Whirlaway ($62.7 million) and due to appreciation in value of Euro denominated sales relative to the U.S. Dollar ($19.6 million).  In addition, sales have increased due to the pass through of raw material inflation to customers ($5.5 million) and due to higher volume to existing customers primarily at our European operations ($8.5 million).  Partially offsetting these increases are price decreases given to several large customers in agreement with contractual terms ($3.4 million) and unfavorable customer, product, and currency mix to existing customers ($1.9 million).

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold increased primarily due to the addition of the Precision Metal Components Segment on November 30, 2006 ($53.5 million) and due to the increase in value of Euro denominated costs relative to the U.S. Dollar ($15.7 million).  In addition, raw material, labor and utility inflation increased ($11.1 million) and costs increased related to higher sales volume primarily at our European operations ($7.8 million).  Offsetting these increases were favorable mix impacts to cost of products sold ($0.4 million) and the impact of projects focused on reducing cost of manufacturing ($8.4 million).

Selling, General and Administrative Expenses.  The selling, general and administrative (“SG&A”) expense increase was primarily due to the addition of the Precision Metal Components Segment on November 30, 2006 ($4.1 million).  In addition, SG&A expense increased due to the appreciation in the value of Euro denominated expenses relative to the U.S. Dollar ($1.3 million).  Finally, the total was higher due to increased stock compensation expense ($0.3 million), from higher spending on consulting and professional fees ($0.3 million), higher travel and salary cost ($0.3 million) and additional bad debt expense ($0.2 million).

Depreciation and Amortization.  These costs were higher due to the acquisition of the Precision Metal Components Segment ($4.0 million) and due to the increase in the value of Euro based depreciation and amortization relative to the U.S. Dollar ($1.0 million).

Interest expense.   Interest expense was primarily higher due to the additional debt assumed to acquire the Precision Metal Components Segment on November 30, 2006 ($2.4 million).

Gain on disposal of assets.  In 2006, we incurred a gain from the sale of excess land at our Pinerolo Plant facility ($1.8 million) partially offset by a loss on disposal of excess equipment at the same facility ($1.1 million).

Restructuring and Impairment Charges. We have begun to take steps to appropriately adjust our cost structure and align our plant capacity in our Metal Bearing Components Segment.  This will include restructuring at the European operations of the Metal Bearing Components Segment as we adjust our global precision ball manufacturing capacity to take better advantage of favorable cost structures at our two newest plants the Kysucke Plant and the Kunshan Plant.  As a result of this restructuring, certain goodwill and fixed assets in our European operations are now considered impaired.  As a result, during the second quarter of 2007, we recorded approximately $13.3 million ($12.6 million after-tax) of non-cash impairment costs.  These costs include the write-down of certain excess production equipment and the impairment of goodwill to levels supported by projected cash flows after the restructuring.

Provision for income taxes. The 2007 effective tax rate was 122%, versus the effective tax rate in 2006 of 37%.  The effective tax rate in 2007 was much higher than normal due to the impact of the impairment charges taken during 2007, which carried significant valuation allowances against the related tax benefits, resulting in the high effective rate for 2007.   Factoring out the impairment impacts in 2007, our effective tax rate would have been approximately 38%.  There were two other significant offsetting items affecting 2007 tax expense.  During the fourth quarter the deferred tax liabilities at our Italian operation of the Metal Bearing Components Segment were lowered due to enacted reductions in the Italian statutory tax rates which decreased tax expense by $1.0 million.  Offsetting this reduction was a $0.8 million increase in tax expense related to recording a full valuation allowance on a deferred tax asset for tax loss carry forwards at a location still incurring losses. The 2006 effective rate is lower than the historical effective rate due to the favorable 19% tax rate on the gain from sale of land at our Pinerolo Plant.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Year Ended December 31,
	2007	2006	Change
Net sales	$ 303,059	$ 272,299	$ 30,760
Segment net income, excluding restructuring and impairment charges, net of tax	18,443	18,331	112
Restructuring and impairment charges, net of tax	(13,485)	--	(13,485)
Segment net income	$ 4,958	$ 18,331	$ (13,373)

The sales increase at the Metal Bearing Components Segment was primarily due to the positive impacts from the rise in value of Euro based sales relative to the U.S. Dollar ($19.6 million).  Additionally, the Metal Bearing Components Segment experienced higher volume with existing European customers for tapered rollers and metal bearing retainers ($12.4 million) and increases related to the pass through of raw material inflation to customers ($4.5 million).  These increases were partially offset by unfavorable product and currency mix to existing customers ($1.9 million) and due to contractual price decreases to certain large customers ($3.8 million).

The major negative factors affecting the segment net income, excluding restructuring and impairment charges, net of tax, a non-GAAP accounting measure, were price decreases given to certain customers under contractual terms in 2007 ($2.4 million, net of tax) and unfavorable customer, currency, and product mix, ($1.0 million, net of tax).  Additionally, there was a gain on the sale of land, net of loss on disposal of machinery, at our Pinerolo Plant in the first quarter of 2006 ($0.8 million, net of tax) and gains on favorable foreign exchange impacts from the appreciation of the Slovakian Koruna during 2006 ($0.7 million, net of tax) that did not repeat in 2007.

Offsetting the negative impacts stated above were cost reduction projects that more than offset utility and labor inflation ($1.4 million, net of tax).   Raw material cost inflation was offset by price increases under contractual terms to certain customers, resulting in little impact on segment profit. Additionally, Euro denominated profits were favorably impacted by the appreciation in the value of the Euro against the U.S. Dollar ($1.5 million, net of tax). The effect from higher sales volumes in Europe increased 2007 segment net income ($1.4 million, net of tax).  Finally, the favorable impact of reducing deferred tax liabilities of our Italian operation of this segment due to the 5.9% reduction in the Italian statutory tax rates increased segment net income in 2007 ($1.0 million).

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Year Ended December 31,
	2007	2006	Change
Net sales	$ 67,384	$ 4,722	$ 62,662

Segment net loss	$ (1,450)	$ (598)	$ (852)

The Precision Metal Components Segment was formed on November 30, 2006 by the purchase of Whirlaway Corporation.   Therefore, only one month of operations of the segment was included in the financial statements for the year ended December 31, 2006.

The second and third quarters of 2007 were suppressed due to low demand for customers that serve U.S. heavy truck and HVAC equipment markets. The demand in the heavy truck and HVAC markets was low during this period due to large amounts of purchases made in the fourth quarter of 2006 ahead of required environmental changes to these products on January 1, 2007.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Year Ended December 31,
	2007	2006	Change
Net sales	$ 50,851	$ 53,304	$ (2,453)

Segment net income	$ 2,242	$ 2,695	$ (453)

Revenues in the Plastic and Rubber Components Segment were down due to lower sales volume to the automotive market and to certain specialty non-automotive customers ($3.6 million).  Partially offsetting the volume decreases were benefits from raw material inflation pass through ($1.2 million).

Net income was negatively affected by the volume decreases in sales ($1.0 million, after tax).  Partially offsetting the volume impacts were cost reduction projects net of inflation ($0.6 million, after tax).  The increases in sales from raw material pass through were offset by raw material inflation.

Year ended December 31, 2006 compared to the year ended December 31, 2005

Overall Results

	Consolidated 2006	Consolidated 2005	Change
Net sales	$ 330,325	$ 321,387	$ 8,938
Cost of products sold	257,703	248,828	8,875
Selling, general and administrative expense	30,008	29,073	935
Depreciation and amortization	17,492	16,331	1,161
Restructuring and impairment	(65)	(342)	277
Gain on sale of fixed assets	(705)	(391)	(314)
Interest	3,983	3,777	206
Other (income) loss	(1,048)	(653)	(395)
Pre-tax income (loss)	22,957	24,764	(1,807)
Taxes	8,522	9,752	(1,230)
Net income (loss)	$ 14,435	$ 15,012	$ (577)

The table above includes the results of the segments of NN, Inc., Metal Bearing Components Segment and Plastic and Rubber Components Segment, plus one month of operations of Whirlaway.  Whirlaway was acquired November 30, 2006 and operations from December 1 to December 31, 2006 are included in the consolidation of NN, Inc.

The month of December 2006 results of Whirlaway are not indicative of normalized annual operations.  December is normally a low volume month as many of Whirlaway’s customers shut down over the holidays.  Additionally, the cost of products sold includes the elimination of the required step-up valuation of inventory to sales value recorded as part of purchase accounting under SFAS 141 of $0.6 million.  When recorded in the opening balance sheet as of November 30, 2006, this step-up valuation represented the profit to be earned on the inventory purchased.

As for the two existing segments of NN, overall net income was unchanged from the prior year at $15.0 million.  Sales increases from passing on raw material inflation were offset by raw material inflation having little impact on net income.  Increases in selling, general and administrative cost and depreciation and amortization were offset by foreign exchange gains from the appreciation of Slovakia Koruna, the gain on sale of excess land at our Pinerolo plant, and an overall lower effective tax rate.

Sales were up due to price increases from passing through to customers the impact of raw material inflation. Sales were also up to a lesser extent from positive currency translation of Euro-denominated sales.  These increases were partially offset by volume losses to two long-term customers and the unfavorable effect of product mix.  In one case, the volume loss was due to the customer’s strategic decision to begin to manufacturer certain products for themselves.  In the other case, the volume loss was due to a downturn in the U.S. automotive market.  These volume losses were partially offset by volume gains at newer customers.

Cost of products sold increased primarily due to inflation in material cost, labor, and energy.  In addition, cost of products sold increased due to the on going start-up of our China and Slovakian manufacturing facilities.  Both of these facilities are not yet operating at optimum capacity as expansion is ongoing and should be complete at both locations in 2007.  Offsetting a majority of these increases are savings from our Level 3 program and other cost reduction initiatives.  As mentioned above, a majority of the raw material inflation is offset by raw material pass-through to customers.  These increases offset material inflation and do not improve net income.

Selling, general and administrative costs are higher due primarily to the recording of stock option expense as a result of the adoption of SFAS 123(R).  The depreciation and amortization cost are higher in 2006 due to starting depreciation on the fixed assets placed in service with the operations of China and Slovakia and the amortization of the customer intangibles acquired in 2006 related to the SNR equipment purchase.   In 2006, we had a gain related to the disposal of excess land and building of $1.8 million which was partially offset by a loss on disposal of excess equipment of $1.1 million at our Pinerolo facility.  In 2005, we had a gain from the sale of excess land at the Veenendaal manufacturing facility.  Finally, the corporate tax rate was lower in 2006 due to a larger portion of the profit in Europe coming from lower tax cost countries, the reduction in tax rate in the Netherlands, from the gain on sale of land being taxed at a lower capital gains rate, and the recognition of certain deferred tax assets.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)
	2006	2005	Change
Net sales	$ 272,299	$ 263,485	$ 8,814

Segment net income	$ 18,331	$ 18,725	$ (394)

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

Mostly offsetting these negative impacts were the sales price increases from passing through raw material cost inflation to customers and cost reduction initiatives more than offsetting material, labor, and utility inflation ($2.8 million).  In addition, the net volume increases added $0.7 million to segment profit.  The gain from the sale of land at Pinerolo, net of machinery disposals, added $0.5 million.  Finally, favorable foreign exchange impacts from the appreciation of the Slovakia Koruna and Euro favorably impacted segment profit by $0.7 million.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)
	2006	2005	Change
Net sales	$ 4,722	$ --	$ 4,722

Segment net loss	$ (598)	$ --	$ (598)

The Precision Metal Components Segment was added on November 30, 2006 with the purchase of Whirlaway.   Therefore the segment’s results are only for one month ending December 31, 2006.

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

Based on pro-forma results, 2006 and 2005 revenues for the Precision Metal Components Segment would have been $77,713 compared with $71,862, respectively.

PLASTICS AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)
	2006	2005	Change
Net sales	$ 53,304	$ 57,902	$ (4,598)

Segment net income	$ 2,695	$ 1,673	$ 1,022

Sales at the Plastics and Rubber Components Segment were down primarily due to lower sales volume to one large customer resulting from the downturn in the U.S. automotive market ($6.2 million) partially offset by targeted price increases in the plastics portion of the segment ($1.7 million).

The increase in segment profit, after tax, at the Plastics and Rubber Components Segment was due to the price increases ($1.1 million) and to cost saving initiatives in the areas of material usage, labor efficiency, and overhead cost ($1.6 million).  These increases were partially offset by raw material and utilities inflation ($0.2 million) and the impact, net of cost of products sold, of reductions in sales volume ($1.5 million).

Liquidity and Capital Resources

On September 21, 2006, we entered into a five-year $90.0 million revolving credit facility maturing in September 2011 with Key Bank as administrative agent.  This facility was increased to a maximum availability of $135.0 million on May 30, 2007.  The credit facility provides us the ability to borrow in U.S. Dollars at LIBOR plus an applicable margin of .60% to ..925% or Euros at EURIBOR plus an applicable margin of .60% to ..925%.  The facility has a $10.0 million swing line feature to meet short term cash flow needs with an interest rate equal to the prime lending rate.  Any borrowings under this swing line are considered short term.   Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility.  As of December 31, 2007, $0.6 million of net capitalized loan origination cost was on the balance sheet within other assets and the gross costs were presented in the Financing Activities section of the Statement of Cash Flows.  The loan agreement contains customary financial and non-financial covenants specifying that we must maintain certain liquidity measures.  The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and merger, acquisition and other fundamental changes in our business.  The credit agreement is collateralized by the pledge of stock of certain foreign and domestic subsidiaries and guarantees of certain domestic subsidiaries.  At December 31, 2007, we have $64.5 million of availability under the $135.0 million facility.

On April 26, 2004 we issued $40.0 million aggregate principal amount of senior notes in a private placement.  These notes bear interest at a fixed rate of 4.89% and mature on April 26, 2014.  Interest is paid semi-annually.  As of December 31, 2007, $40.0 million remained outstanding.  Annual principal payments of approximately $5.7 million begin on April 26, 2008 and extend through the date of maturity.  The agreement contains customary financial and non-financial covenants.  Such covenants specify that we must maintain certain liquidity measures.  The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business.  The notes are collateralized by the pledge of stock of certain foreign subsidiaries.  As of December 31, 2007, we had recorded $0.5 million of net capitalized loan origination cost as a result of issuing these notes as a component of other non-current assets which are being amortized over the term of the notes.

We were in compliance with all covenants related to the $135.0 million credit facility and the $40.0 million senior notes as of December 31, 2007. See Note 8 of the Notes to Consolidated Financial Statements.

In December 2005, we generated approximately $0.8 million in proceeds from sale of excess land at our Veenendaal Plant.  This transaction resulted in recording a gain of approximately $0.4 million.

In January 2006, we generated approximately $2.8 million in proceeds from sale of excess land at our Pinerolo, Italy facility.  The transaction resulted in a net after tax gain of $1.4 million.

To date, cash generated by foreign subsidiaries has been used primarily for general purposes including investments in property, plant and equipment and prepayment of the former Euro term loan.  In 2007, a $5.0 million dividend, on earnings for which U.S. Federal tax was previously paid, was declared and paid to us by a foreign subsidiary.  These funds were used to pay down our domestic debt.  Remaining undistributed foreign earnings are deemed to be permanently reinvested.  During 2006, a European subsidiary repaid an $8.0 million loan with the parent company.  These funds were used to repay part of our domestic credit facilities.

Our arrangements with our domestic customers typically provide that payments are due within 30 days following the date of our shipment of goods, while arrangements with foreign customers of our domestic business (other than foreign customers that have entered into an inventory management program with us) generally provide that payments are due within 90 or 120 days following the date of shipment.  Under the Metal Bearing Components Segment’s inventory management program with certain European customers, payments typically are due within 30 days after the customer uses the product.   Our arrangement with European customers regarding due dates vary from 30 to 90 days following date of sale with an average of approximately 50 days outstanding.  Our sales and receivables can be influenced by seasonality due to our relative percentage of European business coupled with many foreign customers ceasing production during the month of August.  For information concerning our quarterly results of operations for the years ended December 31, 2007 and 2006, see Note 17 of the Notes to Consolidated Financial Statements.

We invoice and receive payment from many of our customers in Euro as well as other currencies.  In 2007, the fluctuation of the Euro against the U.S. Dollar positively impacted sales and income.  As a result of these sales, our foreign exchange transaction and translation risk has increased.  Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs.  As of December 31, 2007, no currency hedges were in place.  In addition, a strengthening of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 40% of consolidated net sales in 2007.  During 2007, our ten largest customers accounted for approximately 75% of our consolidated net sales.  None of our other customers individually accounted for more than 10% of our consolidated net sales for 2007.  The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and have a corresponding negative impact on our operating profit margin due to operation leverage these customers provide.  This could lead to sales volumes not being high enough to cover our current cost structure or provide adequate operating cash flows.  Due to a limit on the amount of excess bearing component capacity it would be difficult for any of our top ten customers to move a substantial portion of the product we supply in a short period of time.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable, was $53.8 million at December 31, 2007 as compared to $51.0 million at December 31, 2006.  Working capital increased by $1.8 million due to Euro denominated assets and liabilities increasing in value relative to the U.S. Dollar.  The following comments have factored out the effects of foreign exchange.  Inventory increased by $6.1 million due to timing of purchases of raw steel and production of certain finished goods being made ahead of orders.  Accounts receivable decreased $1.0 million due to timing of certain customer payments and an increase in allowance for doubtful accounts reserves partially offset by higher sales volume in the fourth quarter of 2007 versus the fourth quarter of 2006.  Additionally, the accounts payable balance decreased $5.0 million from 2006, as the prior year balance included certain one-time payables that were not in the balance at 2007 and payments to certain vendors were made before year end in 2007 versus after year end in 2006.  Finally, the current portion of long term debt was $11.0 million higher in 2007 due to the higher usage of short terms borrowings and reclassification of the first annual installment of the private placement notes due in 2008.  The ratio of current assets to current liabilities decreased to 1.64:1 at December 31, 2007 from 1.68:1 at December 31, 2006.

Cash flow from operations totaled $21.6 million in 2007, $33.0 million in 2006 and $30.0 million in 2005.  The decrease in cash flow provided by operations is due to inventories having increased in 2007 and accounts payable having decreased in 2007, as discussed above.

Total assets and current assets increased approximately $17.9 million and approximately $6.9 million, respectively, from the December 31, 2006 balance due to appreciation of Euro denominated assets relative to the U.S. Dollar.  Factoring out the foreign exchange effects, current assets were higher due to increased inventory balances as mentioned above and property, plant and equipment was lower due to certain fixed assets being impaired ($3.4 million) and from full year capital spending having been lower than depreciation ($1.8 million).

Total liabilities and current liabilities increased approximately $7.4 million and approximately $5.1 million, respectively, from the December 31, 2006 balance due to appreciation of Euro denominated liabilities relative to the U.S. Dollar.  Factoring out the foreign exchange effects, accounts payable was $5.0 million lower as discussed above and our short term debt increased by $11.0 million as discussed above.

During the second quarter, we recorded approximately $13.4 million ($12.7 million after-tax) of non-cash impairment charges.  These charges included the write-down to estimated fair market value of certain excess production equipment and the full impairment of goodwill at one location to levels supported by projected cash flows after the restructuring.  These charges did not require the use of any of our existing cash flows from operations or available credit lines.

During 2007, we spent approximately $18.9 million on capital expenditures.  Of this amount, approximately $7.2 million related to geographic expansion of our manufacturing base and approximately $11.7 million related to cost reduction, equipment upgrades, process upgrades, or replacements.  During 2008, we plan to spend approximately $18.5 million on capital expenditures.  Of this amount, $3.5 million will be related primarily to equipment upgrades and replacements, approximately $7.6 million will be principally related to geographic expansion of our manufacturing base and approximately $7.4 million will be related to cost improvement initiatives.  We intend to finance these activities with cash generated from operations and funds available under our credit facilities.  We believe that funds generated from operations and borrowings will be sufficient to finance our working capital needs, projected capital expenditure requirements, common stock repurchase plan and dividend payments through December 31, 2008.

The table below sets forth some of our contractual obligations and commercial commitments as of  December 31, 2007 (in thousands):

Certain Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt including current portion	$ 112,044	$ 11,851	$ 11,735	$ 77,028	$ 11,430
Expected interest payments	20,707	5,702	10,145	4,348	512
Operating leases	23,314	4,333	6,260	3,590	9,131
Capital leases (1)	4,406	248	496	496	3,166
Expected pension contributions and benefit payments	2,046	125	282	334	1,305
Other long-term obligations (2)	106,600	53,300	53,300	--	--
Total contractual cash obligations	$ 269,117	$ 75,559	$ 82,218	$ 85,796	$ 25,544

We have approximately $1.7 million in unrecognized tax benefits and related penalties and interest accrued within the liabilities section of our balance sheet.  We are unsure when or if at all these amounts might be paid to U.S. and/or foreign taxing authorities.  Accordingly these amounts have been excluded from the table above.  See Note 14 in the Notes to Consolidated Financial Statements for additional details.

(1) On June 1, 2004, our wholly owned subsidiary, NN Precision Bearing Products Company Ltd, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China.  The lease is cancelable by us in the fifth, ninth, and fourteenth year.  The building was newly constructed and we began using  the leased property during the fourth quarter of 2005.  The agreement is accounted for as a capital lease.  The Capital leases line in the table above reflects the undiscounted future minimum lease payments as of October 1, 2005, the date we began to use the property.  No other amounts are included in Capital leases above.

(2) Other Long-Term Obligations consists of steel purchase commitments at our European operations (See Note 16 of the Notes to Consolidated Financial Statements.)

Functional Currencies

We currently have operations in Ireland, Germany, Italy and The Netherlands, all of which are Euro participating countries, and in Slovakia which joined the European Union in May 2004 and is expected to adopt the Euro as its functional currency within several years. Each of our European facilities sell product to customers in many of the Euro participating countries.  The Euro has been adopted as the functional currency at all locations in Europe, except Slovakia whose functional currency is the Slovak Koruna.  The functional currency of NN Asia is the Chinese Yuan.

Seasonality and Fluctuation in Quarterly Results

Our net sales historically have been seasonal in nature, due to a significant portion of our sales being to European customers that cease or significantly slow production during the month of August.  For information concerning our quarterly results of operations for the years ended December 31, 2007 and 2006, see Note 17 of the Notes to Consolidated Financial Statements.

Inflation and Changes in Prices

The cost base of our operations has been materially affected by steel inflation during recent years, but due to the ability to pass on this steel inflation to our customers the overall financial impact has been minimized.  The prices for 52100 Steel, engineered resins and other raw materials which we purchase are subject to material change.  Our typical pricing arrangements with steel suppliers are subject to adjustment every six months.  We typically reserve the right to increase product prices periodically in the event of increases in our raw material costs.  In the past, we have been able to minimize the impact on our operations resulting from the 52100 Steel price fluctuations by taking such measures.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value.  SFAS 157 will apply whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also will require additional disclosures in both annual and quarterly reports.  SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, on December 14, 2007, the FASB issued and on February 14, 2008, approved, FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) which would delay the effective date of SFAS No. 157 for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008.  Effective for first quarter 2008, the Company plans to adopt SFAS No. 157 except as it applies to those non financial assets and liabilities as noted in FSP FAS 157-2.  We are currently evaluating the potential impact this standard may have on our consolidated financial position and results of operations, but do not believe the impact of the adoption will have a material effect.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which establishes principles and requirements for the acquirer in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for the recognition and measurement of goodwill acquired in the business combination and for disclosure to enable financial statement users to evaluate the nature and financial effects of the business combination. This Statement replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141"). While SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination, it also improves the comparability of the information about business combinations provided in financial reports. In addition, SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

European Restructuring

In 2006, we entered into negotiations with representatives of the Eltmann employees’ works council.  We signed an agreement with the union representatives of our workers at this facility for significant contract revisions including new wages rates and increasing hours worked per week during February 2008.

In 2007, we began the process to shift production to lower cost facilities, thereby incurring costs for the production shifts and further restructuring at the Eltmann Plant, including actions leading to downsizing that location.  Due to the agreement reached with the workers in February 2008, we postponed the downsizing of the location.   In addition, in the second quarter of 2007, we incurred non-cash impairment charges related to restructuring.  See Note 3 of the Notes to Consolidated Financial Statements.

At this time, it is possible additional cash and non-cash charges might be incurred to reduce or eliminate the work force at the Eltmann plant in the future.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to our use of certain financial instruments as well as transacting in various foreign currencies.  To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks.  We are exposed to changes in interest rates primarily as a result of our borrowing activities.  At December 31, 2007, these borrowings included $40.0 million aggregate principal amount of fixed rate senior notes and our $135 million revolving credit facility which was used to maintain liquidity, fund our business operations, and fund acquisitions.  At December 31, 2007, we had $40.0 million of fixed rate senior notes outstanding and $70.5 million outstanding under the variable rate revolving credit facilities.  At December 31, 2007, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.7 million.  The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates.  Our Metal Bearing Component Segment invoices and receives payment in currencies other than the U.S. Dollar including the Euro.  In 2007, the fluctuation of the Euro against the U.S. Dollar positively impacted assets, revenue and income.  To help reduce exposure to foreign currency fluctuation, management has incurred debt in Euros in the past and has, from time to time, used foreign currency hedges to hedge currency exposures when these exposures meet certain discretionary levels.  We did not use any significant currency hedges in 2007, nor did we hold a position in any foreign currency hedging instruments as of December 31, 2007.

Item 8.                                Financial Statements and Supplementary Data

Index to Financial Statements

Financial Statements Page

               Report of Independent Registered Public Accounting Firm .................................................................................................................................................. 34

       Consolidated Balance Sheets at December 31, 2007 and 2006................................................................................................................................................ 35

Consolidated Statements of Income (Loss) and Comprehensive Income
for the years ended December 31, 2007, 2006 and 2005........................................................................................................................................................... 36

Consolidated Statements of Changes in Stockholders’ Equity for the
years ended December 31, 2007, 2006 and 2005 ......................................................................................................................................................................  37

Consolidated Statements of Cash Flows for the years ended
December 31, 2007, 2006 and 2005 ............................................................................................................................................................................................  38

Notes to Consolidated Financial Statements .........................................................................................................................................................................   39

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NN, Inc

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8, present fairly, in all material respects, the financial position of NN, Inc and its subsidiaries at December 31, 2007 and 2006 and, the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to ineffective controls over the accounting for the impairment of long-lived assets existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness referred to above is described in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation as of January 1, 2006.  As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit plans effective December 31, 2006.  As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007.

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

PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 17, 2008

NN, Inc.
Consolidated Balance Sheets
December 31, 2007 and 2006
(In thousands, except per share data)

Assets	2007	2006
Current assets:
Cash and cash equivalents	$13,029	$11,681
Accounts receivable, net	65,566	63,442
Inventories, net	51,821	43,538
Other current assets	6,263	6,004
Current deferred tax asset	1,345	1,199
Total current assets	138,024	125,864

Property, plant and equipment, net	161,008	156,447
Goodwill, net	39,471	46,147
Intangible assets, net	9,279	10,131
Non current deferred tax assets	322	2,117
Other non-current assets	1,974	1,995
Total assets	$350,078	$342,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,124	$52,576
Accrued salaries, wages and benefits	15,087	13,519
Income taxes	144	94
Current maturities of long-term debt	11,851	851
Current portion of obligation under capital lease	249	224
Other liabilities	5,801	7,605
Total current liabilities	84,256	74,869

Non-current deferred tax liability	18,682	16,334
Long-term debt	100,193	80,711
Related party debt	--	21,305
Accrued pension	13,498	13,187
Obligation under capital lease	1,792	1,713
Other non-current liabilities	1,614	1,413
Total liabilities	220,035	209,532

Commitments and Contingencies (Note 16)

Stockholders’ equity:
Common stock - $0.01 par value, authorized 45,000 shares, issued and outstanding 15,855 in 2007 and 16,842 shares in 2006	159	169
Additional paid-in capital	45,032	53,473
Retained earnings	57,083	64,178
Accumulated other comprehensive income	27,769	15,349
Total stockholders’ equity	130,043	133,169
Total liabilities and stockholders’ equity	$350,078	$342,701

See accompanying notes to consolidated financial statements

NN, Inc.
Consolidated Statements of Income (Loss) and Comprehensive Income
Years ended December 31, 2007, 2006 and 2005
(In thousands, except per share data)

	2007	2006	2005

Net sales	$421,294	$330,325	$321,387
Cost of products sold (exclusive of depreciation shown separately below)	337,024	257,703	248,828
Selling, general and administrative	36,473	30,008	29,073
Depreciation and amortization	22,996	17,492	16,331
Gain on disposal of assets	(71)	(705)	(391)
Restructuring and impairment charges (income)	13,636	(65)	(342)
Income from operations	11,236	25,892	27,888

Interest expense	6,373	3,983	3,777
Other income	(386)	(1,048)	(653)
Income before provision for income taxes	5,249	22,957	24,764
Provision for income taxes	6,422	8,522	9,752
Net income (loss)	$(1,173)	$14,435	$15,012

Other comprehensive income:
Unrealized holding loss on securities, net of tax	--	--	(73)
Actuarial gain recognized in change of projected benefit obligation (net of tax $248)	656	--	--
Foreign currency translation	11,764	12,265	(11,823)
Comprehensive income	11,247	$26,700	$3,116

Basic income (loss) per share:
Net income (loss)	$(0.07)	$0.84	$0.88
Weighted average shares outstanding	16,749	17,125	17,004

Diluted income (loss) per share:
Net income (loss)	$(0.07)	$0.83	$0.87
Weighted average shares outstanding	16,749	17,351	17,193
Cash dividends per common share	$0.32	$0.32	$0.32

See accompanying notes to consolidated financial statements

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2007, 2006 and 2005
(In thousands)

Common Stock		Additional paid in capital	Additional paid in capital unearned compen- sation	Retained Earnings	Accumulated Other Comprehensive Income	Total
Number of Shares	Par Value

Balance, December 31, 2004	16,777	$168	$53,423	$--	$45,676	$15,873	$115,140
Shares issued	376	4	3,658	--	--	--	3,662
Issuance of restricted stock	53	--	673	(673)			--
Amortization of restricted stock award	--	--	--	206	--	--	206
Net income	--	--	--	--	15,012	--	15,012
Dividends declared	--	--	--	--	(5,470)	--	(5,470)
Additional minimum pension liability (net of tax $326)	--	--	--	--	--	(580)	(580)
Unrealized holding loss (net of tax $41)	--	--	--	--	--	(73)	(73)
Cumulative translation loss	--	--	--	--	--	(11,823)	(11,823)

Balance, December 31, 2005	17,206	$172	$57,754	$(467)	$55,218	$3,397	$116,074
Reclassification of unearned compensation	--	--	(467)	467	--	--	--
Shares issued	99	1	983	--	--	--	984
Repurchase of outstanding shares	(463)	(4)	(5,269)	--	--	--	(5,273)
Elimination of variable stock option liability	--	--	8	--	--	--	8
Net income	--	--	--	--	14,435	--	14,435
Amortization of restricted stock award	--	--	283	--	--	--	283
Stock option expense	--	--	181	--	--	--	181
Dividends declared	--	--	--	--	(5,475)	--	(5,475)
Elimination of additional minimum pension liability (net of tax of $46)	--	--	--	--	--	80	80
Adjustment to initially apply FAS 158 and record unrecognized net losses that have not been recognized as a component of pension income (net of tax $224)	--	--	--	--	--	(393)	(393)
Cumulative translation gain	--	--	--	--	--	12,265	12,265

Balance, December 31, 2006	16,842	$169	$53,473	$--	$64,178	$15,349	$133,169

Shares issued	24	--	292	--	--	--	292
Net loss	--	--	--	--	(1,173)	--	(1,173)
Amortization of restricted stock awards	--	--	309	--	--	--	309
Forfeiture of restricted stock	(3)	--	--	--	--	--	--
Repurchase of outstanding shares	(1,008)	(10)	(9,712)	--	--	--	(9,722)
Stock option expense	--	--	670	--	--	--	670
Dividends declared	--	--	--	--	(5,322)	--	(5,322)
Cumulative effect of adoption of FIN 48	--	--	--	--	(600)	--	(600)
Actuarial gain recognized in change of projected benefit obligation (net of tax $248)	--	--	--	--	--	656	656
Cumulative translation gain	--	--	--	--	--	11,764	11,764
Balance, December 31, 2007	15,855	$159	$45,032	--	$57,083	$27,769	$130,043

See accompanying notes to consolidated financial statements

NN, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net Income (loss)	$(1,173)	$14,435	$15,012
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,996	17,492	16,331
Amortization and write-off of debt issue costs	219	460	246
Gain on disposals of property, plant and equipment	(71)	(705)	(391)
Allowance for doubtful accounts	496	311	287
Compensation expense from issuance of restricted stock and incentive stock options	979	464	206
Deferred income tax benefit	(1,183)	(1,384)	(674)
Capitalized interest and non cash interest expense	66	(204)	--
(Gain) on sale of stock investment	--	--	(73)
Restructuring and impairment charges (income)	13,636	(65)	(342)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(837)	(759)	216
Inventories	(5,974)	3,221	(5,134)
Income tax receivable	--	(956)	1,465
Other current assets	260	(188)	(1,033)
Other assets	801	920	105
Accounts payable	(5,533)	2,308	1,176
Other liabilities	(3,088)	(2,347)	2,618
Net cash provided by operating activities	21,594	33,003	30,015

Cash flows from investing activities:
Cash paid to acquire business, net of cash received	(94)	(25,025)	--
Acquisition of property, plant and equipment	(18,856)	(19,282)	(16,729)
Principal received from note receivable	--	2,505	200
Proceeds from disposals of property, plant and equipment	74	3,550	968
Proceeds from sale of investment	--	--	198
Acquisition of intangible asset	(173)	(1,846)	(605)
Net cash used by investing activities	(19,049)	(40,098)	(15,968)

Cash flows from financing activities:
Proceeds from long-term debt	26,400	47,188	--
Debt issue costs paid	(251)	(536)	(64)
Proceeds from bank overdrafts	612	784	120
Repayment of long-term debt	--	(30,556)	(9,922)
Proceeds (repayment) of short-term debt	4,610	266	--
Proceeds from issuance of stock and exercise of stock options	292	984	2,806
Cash dividends paid	(5,322)	(5,475)	(5,470)
Other financing activity	(38)	(23)	(8)
Payment of related party debt	(18,638)	--	--
Repurchase of common stock	(9,722)	(5,273)	--
Net cash provided (used) by financing activities	(2,057)	7,359	(12,538)

Effect of exchange rate changes on cash flows	860	561	(1,425)
Net change in cash and cash equivalents	1,348	825	84
Cash and cash equivalents at beginning of period	11,681	10,856	10,772
Cash and cash equivalents at end of period	$13,029	$11,681	$10,856

Supplemental schedule of non-cash investing and financing activities:
Incurred note payable to former owner as part of consideration for acquiring a business	--	$21,305	$--
Stock option exercise tax benefit ($856 in 2005), restricted stock expense ($309 in 2007, $283 in 2006 and $673 in 2005) and stock option expense ($670 in 2007 and $181 in 2006) included in stockholders’ equity	$979	$464	$1,529
Obtained land and building by entering into capital lease obligation	--	--	$1,917
Reduced note payable to customer with offsetting reduction to accounts receivable ($1,390) and an increase to interest expense ($186)	$1,204	--	--
Adjusted the goodwill balance related to Whirlaway acquisition for final fair value of assets and liabilities acquired.	$1,828	--	--
Increase in unrecognized tax benefits upon the adoption of FIN 48 charged to beginning retained earnings	$600	--	--

Cash paid for interest and income taxes was as follows:
Interest	$6,174	$3,353	$3,440
Income taxes	$8,404	$11,911	$6,066

See accompanying notes to consolidated financial statements

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
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

     (c)  Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Our policy is to expense abnormal amounts of idle facility expense, freight, handling cost, and waste.  In addition, we allocate fixed production overheads based on the normal capacity of our facilities.

Inventories also include tools, molds and dies in progress that the Company is producing and will ultimately sell to its customers.  This activity is principally related to our Plastic and Rubber Components and Precision Metal Components Segments.  These inventories are carried at the lower of cost or market.

   (d)  Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Assets held for sale are stated at lower of depreciated cost or fair market value less estimated selling costs. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When a major property item is retired, its cost and related accumulated depreciation are removed from the property accounts and any gain or loss is recorded in the statement of income.  The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  During the years ended December 31, 2007, 2006 and 2005, the Company recorded impairment charges of $3,320, $0 and $0, respectively (See Note 3 for further details).  Property, plant and equipment includes tools, molds and dies principally used in our Plastic and Rubber Components and Precision Metal Components Segments that are the property of the Company.

Depreciation is provided principally on the straight-line method over the estimated useful lives of the depreciable assets for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes.  We capitalize incremental interest cost related to certain large capital expenditure projects in compliance with SFAS 34 “Capitalization of Interest Cost.”  The amount capitalized is the portion of interest cost incurred during the acquisition period of these assets.

   (e)  Revenue Recognition

The Company recognizes revenues based on the stated shipping terms with the customer when these terms are satisfied and the risks of ownership are transferred to the customer. The Company has an inventory management program for certain Metal Bearing Components Segment customers whereby revenue is recognized when products are used by the customer from consigned stock, rather than at the time of shipment.  Under both circumstances, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sellers’ price is determinable and collectability is reasonably assured.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

     (f)  Accounts Receivable.

Accounts receivable are recorded upon recognition of a sale of goods and ownership and risk of loss is assumed by the customer.  Substantially all of the Company’s accounts receivable is due primarily from the core served markets: bearing manufacturers, automotive industry, electronics, industrial, agricultural and aerospace.  The Company experienced $0.5 million, $0.3 million, and $0.3 million of bad debt expense during 2007, 2006 and 2005, respectively.  In establishing allowances for doubtful accounts, the Company performs credit evaluations of its customers, considering numerous inputs when available including the customers’ financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects.  Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible.

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

        (i)  Stock Incentive Plan

Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  The Company also applied the provision of APB Opinion No. 25 to its variable stock options.  For 2005, we elected to continue accounting for our stock option compensation plan using the intrinsic value based method under APB Opinion No. 25 and did not record compensation expense for stock options for the year ended December 31, 2005 except as related to stock options accounted for under the variable method of accounting and for restricted stock awards.

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

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

The Company accounts for restricted stock awards by recognizing compensation expense ratably over the vesting period as specified in the award.  Compensation expense to be recognized is based on the stock price at date of grant.

      (j)  Principles of Consolidation

The Company’s consolidated financial statements include the accounts of NN, Inc. and subsidiaries in which the Company owns more than 50% voting interest.  All of the Company’s subsidiaries are 100% owned and all are included in the consolidated financial statements for the years end December 31, 2007, 2006, and 2005.  All significant inter-company profits, transactions, and balances have been eliminated in consolidation.

     (k)  Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries are translated at current exchange rates, while revenue, costs and expenses are translated at average rates prevailing during each reporting period.  Translation adjustments arising from the translation of foreign subsidiary financial statements are reported as a component of other comprehensive income and accumulated other comprehensive income within shareholders’ equity.

     (l)  Goodwill and Other Indefinite Lived Intangible Assets

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

    (m)  Long Lived Intangible Assets

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

    (n)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets.”  Assets to be held and used are tested for recoverability when indications of impairment are evident.  If the reviewed carrying value of the asset is not recoverable based on estimated undiscounted cash flows related to the asset or asset group, the asset is written down to the fair value.  Assets held for sale are carried at the lesser of carrying value or fair value less costs of disposal.

    (o)  Use of Estimates in the Preparation of Financial Statements

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

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

    (p)  Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value.  SFAS 157 will apply whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also will require additional disclosures in both annual and quarterly reports.  SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, on December 14, 2007, the FASB issued, and on February 14, 2008 approved, FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) which would delay the effective date of SFAS No. 157 for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008.  Effective for first quarter 2008, the Company plans to adopt SFAS No. 157 except as it applies to those non financial assets and liabilities as noted in FSP FAS 157-2.  The Company is currently evaluating the potential impact this standard may have on our consolidated financial position and results of operations, but do not believe the impact of the adoption will have a material effect.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which establishes principles and requirements for the acquirer in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for the recognition and measurement of goodwill acquired in the business combination and for disclosure to enable financial statement users to evaluate the nature and financial effects of the business combination. This Statement replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141"). While SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination, it also improves the comparability of the information about business combinations provided in financial reports. In addition, SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

2)   Acquisitions, Purchase of Minority Interest and New Businesses

    Whirlaway Acquisition

On November 30, 2006, we purchased 100% of the common shares of Whirlaway from the sole shareholder for $24,337 in cash and a note payable, paid in 2007, to the former owner for $18,638.  In addition, we incurred fees of $825 from third parties as part of the purchase.  The results of Whirlaway’s operations have been consolidated with NN, Inc. since the date of acquisition.

Whirlaway is a high precision metal component and fluid control assembly manufacturer that supplies customers serving the air conditioning, appliance, automotive, commercial refrigeration, and diesel engine industries.  Whirlaway produces highly engineered fluid control components and assemblies, shafts, and prismatic machined parts.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

The acquisition of Whirlaway represents a first step in our efforts to create a precision metal components platform.  The acquisition provides a base from which to create a profitable precision metal components business of significant size and scale over the next several years, consistent with our strategic business plan.

The following table summarized the final fair values of assets acquired and liabilities assumed at date of acquisition.

At November 30, 2006	Preliminary Balances December 31, 2006	Adjustments during Year Ended December 31, 2007	Final Balances December 31, 2007
Current assets	$19,276	--	$19,276
Property, plant, and equipment	25,837	--	25,837
Other assets	128	--	128
Intangible assets subject to amortization	7,180	--	7,180
Intangible assets not subject to amortization	900	--	900
Goodwill	2,352	1,922	4,274
Total assets acquired	55,673	1,922	57,595
Current liabilities	7,475	(229)	7,246
Other long-term liabilities	222	4,048	4,270
Long term debt	1,604	675	2,279
Total liabilities assumed	9,301	4,494	13,795
Net assets acquired	46,372	(2,572)	$43,800

During 2007, the following adjustments were made to the fair values of assets acquired and liabilities assumed as preliminarily reported for the year ended December 31, 2006.  A deferred tax liability of $4,048 was added due to the difference in the tax and book basis of the property, plant and equipment.  The long-term debt balance was increased by $676 to adjust to the discounted value at November 30, 2006.  The accounts payable balance was reduced by $229 as this balance was overstated at November 30, 2006.  The net assets acquired were reduced by $2,667 to eliminate a tax indemnity to the former owner that was initially recorded but subsequently determined not to be required.  Finally, the net assets acquired increased by $94 for acquisition related legal fees paid subsequent to December 31, 2006.  The net impact of all of these changes totaled $1,922 and increased goodwill from that originally reported.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

The intangible assets not subject to amortization are trade names that have indefinite lives.  The intangible assets subject to amortization are customer relationship intangible asset of $6,900, a covenant not to compete of $150, and a lease interest favorable to market of $130.  The intangible assets subject to amortization have a weighted average life of approximately 10 years.   Based on the Company’s analysis, all of the goodwill and intangible assets will be deductible and amortized over 15 years for federal tax.

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

	December 31, 2006	December 31, 2005
Revenues	$403,316	$393,249
Net income	$15,848	$13,529
Earnings per share basic	$0.93	$0.80
Earnings per share fully diluted	$0.91	$0.79

The pro-forma financial results of Whirlaway in 2005 were dilutive due to abnormal operational inefficiencies at Triumph from the transitioning of products from Whirlaway and the integration of production processes.  The operations of Triumph and Whirlaway were profitable in 2006.

Others

On October 7, 2005, we entered into an agreement with SNR Roulements (“SNR”) to purchase all of SNR’s internal precision ball producing equipment for approximately 5,166 Euros ($6,200).  As part of the agreement, we entered into a five-year supply agreement to provide SNR with its annual ball requirements of the former in-house production for approximately $9.0 million.  As of December 31, 2007, we have purchased all of the equipment and intangibles related to this acquisition.  Approximately $3,710 has been recorded as tangible fixed assets and approximately $2,502 has been recorded as an intangible asset and is being amortized over the life of the agreement.

During 2004, we formed a wholly-owned subsidiary, NN Precision Bearing Products Company, Ltd, (“NN Asia”).  This subsidiary, which began precision ball production during the fourth quarter of 2005, is located in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China and is a component of our strategy to globally expand our manufacturing base.  The start–up costs incurred in 2005 of approximately $1,102 were expensed as incurred.

3)  Restructuring and Impairment Charges

Metal Bearing Components Segment Restructuring, Impairment and Other Cost Reduction Actions

On July 25, 2007, we announced several actions intended to improve corporate financial performance that resulted in the recognition of certain restructuring, impairment and other non-recurring charges.  The most significant action is a restructuring of the European precision ball plants operations of the Metal Bearing Components Segment of the Company.  As we have increased capacity at our two newest ball plants in China and Slovakia, we now need to align our capacity across our worldwide system of six ball plants, both in assets currently in service and in production assets that have been held in reserve.  Earlier in July 2007, management made a decision that reducing output at four of the six ball plants would be the best financial and logistical solution to align capacity.  Management believed that reducing capacity at that time would necessitate changes in employment levels resulting in certain costs and charges, as well as a reduction in cash flow from each of the plants.  Since the reporting value of tangible and intangible assets must be supported by cash flow from the operations, the changes resulted in reduction in value of certain tangible and intangible assets at the affected ball plants.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

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

During the third quarter of 2007, we recorded approximately $1,272 ($1,196 after tax) of cash restructuring charges and approximately $90 ($66 after tax) of non-cash impairment charges related to the write-down to estimated fair value of certain excess production equipment as part of the Metal Bearings Components Segment restructuring.  The $1,272 charge was for severance booked in accordance with SFAS 146, which was to be paid out upon completion of the required legal notification period which was approximately one year.  The majority of the severance was for one time termination benefits of 19 production employees at our Eltmann Plant.

During the fourth quarter of 2007, the German workers counsel approached management with an unsolicited offer to increase working hours and lower wages if management would reconsider the involuntary termination order.  Although management considered its notice final and irrevocable, the workers’ offer was compelling, and management agreed to consider it.  Management presented the workers’ offer to the NN Board of Directors and it directed management to agree to the contract as presented.    On February 13, 2008, we signed a new agreement with the German workers and rescinded the layoff order.  Therefore, $1,062 ($1,062 after tax) of the severance charge related to the 19 production employees no longer meets the requirements of SFAS 146 for a restructuring accrual and was reversed in the fourth quarter of 2007.

4)  Notes Receivable

Effective December 21, 2001, the Company sold its 50% ownership in NN General, LLC to its partner, General Bearing Corporation for cash of $622 and notes of $3,305.  The note was due in annual installments of $200 with the balance of $2,505 due on December 21, 2006.  The note was paid in full by General Bearing Corporation in December 2006.  Interest income on this note of $164 and $129 was recorded during 2006 and 2005, respectively, and has been included as a component of other income in the accompanying consolidated statement of income.  Payments totaling $2,669 and $329 were received during 2006 and 2005, respectively which included $2,505 and $200 of principal and $164 and $129 of interest payments, respectively.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

5)   Accounts Receivable and Sales Concentrations

	December 31,
	2007	2006

Trade	$ 66,978	$ 64,443
Less - allowance for doubtful accounts	1,412	1,001

Accounts receivable, net	$65,566	$63,442

Activity in the allowance for doubtful accounts is as follows:

Description	Balance at beginning of year	Additions	Write-offs	Currency Impacts	Additions due to acquisition	Balance at end of year

December 31, 2007
Allowance for doubtful accounts	$ 1,001	$ 496	$ (102)	$ 17	$ --	$ 1,412

December 31, 2006
Allowance for doubtful accounts	$ 1,119	$ 311	$ (818)	$ 10	$ 379	$ 1,001

December 31, 2005
Allowance for doubtful accounts	$ 1,734	$ 287	$ (871)	$ (31)	$ --	$ 1,119

For the years ended December 31, 2007, 2006 and 2005, sales to SKF amounted to $169,765, $150,841 and $151,175, respectively, or 40.3%, 45.6% and 47.0%, of consolidated revenues, respectively.  For the years ended December 31, 2006 and 2005, sales to Schaeffler Group (INA) amounted to $37,283 and $41,399, respectively or 11.3% and 12.9% of consolidated revenues, respectively.  None of the Company’s other customers accounted for more than 10% of our net sales in 2007, 2006 or 2005.  SKF was the only customer with an Accounts Receivable concentration in excess of 10%.  This outstanding balance as of December 31, 2007 and 2006 was $23,535 and $23,403, respectively.  All revenues and receivables related to SKF and Schaeffler Group (INA) are in the Metal Bearing Components and Plastics and Rubber Components Segments.

6)  Inventories

	December 31,
	2007	2006
Raw materials	$ 15,076	$ 11,828
Work in process	9,808	10,427
Finished goods	28,925	23,596
Less-inventory reserve	(1,988)	(2,313)

Inventories, net	$ 51,821	$ 43,538

Inventory on consignment at customers’ sites at December 31, 2007 and 2006 was approximately $5,702 and $4,554, respectively.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

7)  Property, Plant and Equipment

		December 31,
	Estimated Useful Life	2007	2006
Land owned		$ 7,975	$ 7,020
Land under capital lease		452	422
Buildings and improvements owned	15-40 years	42,976	39,072
Building under capital lease	20 years	1,671	1,564
Machinery and equipment	3-12 years	235,062	209,493
Construction in process		15,002	12,764

		303,138	270,335
Less - accumulated depreciation		142,130	113,888

Property, plant and equipment, net		$ 161,008	$ 156,447

Fixed assets at certain European operations of the Metal Bearing Components Segment were impaired as a result of the Metal Bearing Components Segment restructuring (see Note 3.)  The total reduction in fixed assets from the impairment charge was $3,410 and was reported in the restructuring and impairment charges of the Consolidated Statements of Income.

On November 30, 2006, we added $25,837 in fixed assets with the purchase of Whirlaway. (See Note 2)

During January 2006, we completed the sale of excess land and two small buildings at the Pinerolo Plant with a net book value of $1,013.  The proceeds from the sale were $2,804, resulting in a pre-tax gain of $1,791.  In addition, the Pinerolo plant disposed of excess machinery in the first quarter of 2006 with a net book value of $1,087 resulting in a pre-tax loss of $1,062.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

8)  Debt

Long-term debt at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Borrowings under our $135,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (4.60% at December 31, 2007) plus an applicable margin of 0.60 to 0.925, expiring September 20, 2011
	$ 70, 476	$ 39,466

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014. Annual principal payments of $5,714 begin on April 26, 2008 and extend through the date of maturity.	40,000	40,000

Long-term note payable with customer related to acquiring equipment from customer as part of long-term supply agreement. Note carries a 0% rate of interest. Interest on this note has been imputed at a rate of 5.41%. Note is reduced by applying a fixed amount per piece purchased by customer.	1,568	2,096
Total long-term debt	112,044	81,562

Less current maturities of long-term debt	11,851	851

Long-term debt, excluding current maturities	$ 100,193	$ 80,711

On September 21, 2006, we entered into a five-year $90,000 revolving credit facility maturing in September 2011 with Key Bank as the administrative agent.  On May 30, 2007, we entered into an agreement to amend our $90,000 credit facility to increase the total commitment from $90,000 to $135,000.  Other than the increase in the total commitment, the other terms of the credit facility remained substantially the same.  In July 2007, we amended the $135,000 credit facility to amend the definitions of certain components of the financial covenant calculations to exclude the negative impacts of non-cash restructuring and impairment charges.  We incurred $184 of costs related to these amendments which have been capitalized.

The $135,000 credit facility provides the Company the ability to borrow in U.S. Dollars at LIBOR plus an applicable margin of .60% to .925% or Euros at EURIBOR plus an applicable margin of .60% to.925%.  The facility has a $10,000 swing line feature to meet short term cash flow needs.  Any borrowings under this swing line are considered short term.   Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility.  As of December 31, 2007, $627 of net capitalized loan origination cost was on the balance sheet within other non-current assets and the gross amount was presented in the Financing Activities section of the Statement of Cash Flows.  The loan agreement contains customary financial and non-financial covenants specifying that we must maintain certain liquidity measures.  The loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and merger, acquisition and other fundamental changes in the Company’s business.  The credit agreement is collateralized by the pledge of stock of certain foreign and domestic subsidiaries and guarantees of certain domestic subsidiaries.

On April 26, 2004, we issued $40,000 aggregate principal amount of senior notes in a private placement.  These notes bear interest at a fixed rate of 4.89% and mature on April 26, 2014.  Interest is paid semi-annually.  As of December 31, 2007, $40.0 million remained outstanding.  Annual principal payments of approximately $5,714 begin on April 26, 2008 and extend through the date of maturity.  The agreement contains customary financial and non-financial covenants.  Such covenants specify that we must maintain certain liquidity measures.  The agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business.  The notes are collateralized by the pledge of stock of certain foreign subsidiaries.  We incurred $845 of related costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes.  The unamortized balance at December 31, 2007 was $535.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

We believe we are in compliance with all covenants related to the $135.0 million credit facility and the $40.0 million senior notes as of December 31, 2007.  The table below summarizes the various financial covenants of the two agreements:

Financial Covenants	Required Ratio	Actual Ratio
Fixed charge coverage ratio	Not less than 2.00 to 1.00	2.29 to 1.00
Funded debt to EBITDA	Not to exceed 2.50 to 1.00	2.37 to 1.00
Funded indebtedness to capitalization ratio	Not to exceed 0.55 to 1.00	0.47 to 1.00
Interest and rent expense coverage ratio	No less than 3.00 to 1.00	4.69 to 1.00
Capital expenditures	Not to exceed 150% of prior year depreciation	Capital expenditures 114% of prior year depreciation
Minimum net worth	No less than $79,500	$130,043

The aggregate maturities of long-term debt including current portion for each of the five years subsequent to December 31, 2007 are as follows:

2008	$ 11,851
2009	6,021
2010	5,714
2011	71,314
2012	5,714
Thereafter	11,430
Total	$ 112,044

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

Below are the minimum future lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2007:

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

Year ended December 31
2008	$ 248
2009	248
2010	248
2011	248
2012	248
Thereafter	3,166
Total minimum lease payments	4,406
Less interest included in payments above	(2,365)
Present value of minimum lease payments at 12/31/07	$ 2,041

9)  Employee Benefit Plans

We have one defined contribution 401(k) profit sharing plan covering substantially all U.S. employees of the Metal Bearing Components and Plastics and Rubber Components Segments.  All employees are eligible for the plan on the first day of the month following their employment date.  A participant may elect to contribute between 1% and 60% of their compensation to the plan, subject to Internal Revenue Service (“IRS”) dollar limitations.  Participants age 50 and older may defer an additional amount up to the applicable IRS Catch Up Provision Limit.  The Company provides a matching contribution which is determined on an individual, participating company basis.  Currently, the matching contribution for U.S. employees of the Metal Bearing Components Segment is the greater of five hundred dollars or 50% of the first 4% of compensation contributed.  The matching contribution for IMC employees is 25% of the first 6% of compensation contributed and the matching contribution for Delta employees is 50% of the first 6% of compensation contributed.  The matching contribution for Precision Metal Components Segment employees is 25% of the first 5% of compensation contributed.  All participants are immediately vested at 100%.  Contributions by the Company for the Metal Bearing Components Segment were $171, $146, and $139 in 2007, 2006, and 2005, respectively.  Contributions by the Company for the Plastic and Rubber Components Segment were $123, $110, and $128 in 2007, 2006 and 2005, respectively.  On November 30, 2006, we assumed Whirlaway's defined contribution 401(k) plan. Contributions by the Company for the Precision Metal Components Segment employees were $121 in 2007.  All employees are eligible for the plan six months after joining the company and matching contributions vest over four years.

The Company has a defined benefit pension plan covering its Eltmann Plant. The benefits are based on the expected years of service. The plan is unfunded.

For the years ended December 31, 2007 and 2006, we accounted for the Eltmann plan under SFAS 158.  The impact of this adoption for the year ended December 31, 2006 was to increase the Pension Liability by $491, to increase accumulated other comprehensive income by $313 (net of $178 in taxes) and increase non-current deferred tax asset by $178.

Following is a summary of the funded status and changes in the projected benefit obligation for the defined benefit pension plan during 2007 and 2006:

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

	2007	2006
Reconciliation of Funded Status:
Benefit obligation	$ (4,947)	$ (5,167)
Fair value of plan assets	--	--
Funded status	$ (4,947)	$ (5,167)

Net amount recognized under accrued pension	$ (4,947)	$ (5,167)

Items not yet recognized as a component of net periodic pension cost:
Unrecognized net actuarial (gain) loss	$ (221)	$ 618

	2007	2006
Change in projected benefit obligation:
Benefit obligation at beginning of year	$5,167	$ 5,616
Service cost	--	--
Interest cost	239	218
Benefits paid	(115)	(84)
Effect of currency translation	560	597
Curtailment gain	--	(1,147)
Actuarial gain	(904)	(33)

Benefit obligation at December 31	$ 4,947	$ 5,167

	2007	2006
Weighted-average assumptions as of December 31:
Discount rate	5.65%	4.5%
Rate of compensation increase	0% - 1.5%	0% - 1.5%
Measurement date	10/31/07	10/31/06

In determining the pension discount rate to be used for the Company’s German defined benefit plan, the Company utilizes the German Federal Reserve Bank yield curve for high quality corporate bonds with maturities that are consistent with the projected future benefit obligations of the plan

During the year ended December 31, 2006, the plan benefits were curtailed by not allowing new employees to join the plan and by eliminating any effects of future wage increases.  The net effect was to decrease the benefit obligation and the unrecognized net loss by $1,147.  The rate of compensation increase of 1.5% only applies to current retirees during the years ended December 31, 2007 and 2006.

The expected pension benefit payments for the next ten fiscal years are as follows:

Pension Benefits
2008	125
2009	136
2010	146
2011	150
2012	184
2013-2017	1,305

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

	2007	2006	2005

Components of net periodic benefit cost:
Service cost	$ --	$ --	$ 110
Interest cost on projected benefit obligation	239	218	230
Amortization of net loss	6	8	11

Net periodic pension benefit cost	$ 245	$ 226	$ 351

	2007	2006	2005

Amounts Recognized in Accumulated Other Comprehensive Income:
Period actuarial (gain) loss	$ (904)	$ (33)	$ 1,026

Curtailment gain	--	1,147	--
FAS 158 adoption impact	--	(491)	--

Net periodic pension (benefit) cost	$ (904)	$ (623)	$ 1,026

The amount of actuarial gain expected to be a component of net pension cost in 2008 is $0.

We do not expect to make any contributions to the plan in 2008 or thereafter in excess of the pension benefit payments listed above.

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan under which all employees are entitled to receive severance indemnities (Trattamento di Fine Rapporto or “TFR”) upon termination of their employment.

Effective January 1, 2007, the amount payable based on salary paid is remitted to a pension fund managed by a third party. The severance indemnities paid to the pension fund accrue approximately at the rate of 1/13.5 of the gross salaries paid during the year.  The balance remaining is for the indemnities accrued as of December 31, 2006 and is revalued applying a cost of living factor established by the Italian Government.  The amounts accrued become payable upon termination of the individual employee, for any reason, e.g., retirement, dismissal or reduction in work force.  Employees are fully vested in TFR benefits after their first year of service.  The amounts shown in the table below represent the actual liability at December 31, 2007 and 2006 reported under accrued pension.

The following table details the changes in Italian severance indemnity for the years ended December 31, 2007 and 2006:

	2007	2006
Beginning balance	$ (8,020)	$ (6,644)
Amounts accrued	(707)	(1,036)
Payments to employees	406	320
Payments to pension funds	601	130
Foreign exchange	(831)	(790)
Ending balance	$ (8,551)	$ (8,020)

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

10)  Stock Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment.” SFAS No. 123(R) replaced SFAS No. 123 “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” and amended SFAS No. 95 “Statement of Cash Flows.”  Prior to adoption of SFAS No. 123(R) the Company followed the disclosure-only requirements of SFAS No. 123 and continued to account for stock compensation under the requirements of APB No. 25.

The Company adopted SFAS No. 123(R) using the modified prospective method that required compensation expense of all employee and non-employee director share-based compensation awards to be recognized in the financial statements based upon their fair value over the requisite service or vesting period for all new awards granted after the effective date and for all awards granted prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Under the requirements of APB No. 25, the Company was required to recognize compensation cost only for stock option awards granted at a price lower than the market price at the date of grant.  Effective with adoption of SFAS No. 123(R), compensation expense related to stock option awards is recognized in the financial statements at the fair value of the award.  The Company accounts for restricted share awards by recognizing the fair value of the awarded stock at the grant date as compensation expense over the vesting period, less anticipated forfeitures.

In accordance with implementation requirements of SFAS No. 123(R) under the modified prospective method, the Company did not restate prior fiscal periods and is required to continue the same disclosure only requirements of SFAS No. 123 for comparative purposes until all periods reported are comparable on the same basis. The following table illustrates the reported net earnings for 2005 and pro-forma net earnings for 2005 including the effects of expensing stock options and the related assumptions used.  During the year ended December 31, 2005 there was 267 options granted.

Year ended December 31,
(In Thousands, Except per Share Data)	2005
Net income – as reported	$ 15,012
Stock based compensation (income) expense, net of income tax, included in net income as reported	(182)
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	(860)
Net income –pro-forma	$ 13,970

Basic earnings per share – as reported	$ 0.88
Stock based compensation (income) expense, net of income tax, included in net income as reported	(0.01)
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	(0.05)
Basic earnings per share – pro-forma	$ 0.82

Earnings per share-assuming dilution – as reported	$ 0.87
Stock based compensation (income) expense, net of income tax, included in net income as reported	(0.01)
Stock based compensation costs, net of income tax, that would have been included in net income if the fair value method had been applied	(0.05)
Earnings per share – assuming dilution-pro-forma	$ 0.81

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

Term	Vesting Period
Risk free rate	4.35% for 2005
Dividend yield	3.02% annually for 2005
Expected volatility	44.6% for 2005

In the years ended December 31, 2007 and 2006, approximately $981 and $464 of compensation expense was recognized in selling, general and administrative expense for all share-based awards.  The cost recognized in the years ended December 31, 2007 and 2006 related to stock options was $670 and $181, related to restricted stock awards was $83 and $283, and related to our long-term incentive plan was $226 and $0, respectively.

Stock Option Awards

Option awards are typically granted to non-employee directors and key employees on an annual basis.  A single option grant is typically awarded to eligible employees and non-employee directors each year if and when granted by the Compensation Committee of the Board of Directors and occasional individual grants are awarded to eligible employees.  All employee and non-employee directors are awarded options at an exercise price equal to the closing price of the Company's stock on the date of grant. The term life of options is ten years with vesting periods of generally three years for key employees and one year for non-employee directors.  The fair value of options cannot be determined by market value as our options are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes model which relies on certain assumptions to estimate an option's fair value.

During 2007 and 2006, the Company granted 192 and 172 options, respectively, to certain key employees and non-employee directors.   The weighted average grant date fair value of the options granted during the years ended December 31, 2007 and 2006 was $ 4.32 and $4.30.   The number of options available for future issuance under the current plan is 585.  Upon exercise of stock options, new shares of the Company’s stock are issued.   The weighted average assumptions relevant to determining the fair value at the dates of grant are below:

	2007	2006
Term	6 years	6 years
Risk free interest rate	4.75%	4 .90%
Dividend yield	2.66%	2.81%
Expected volatility	41.23%	43.63%
Expected forfeiture rate	6.20%, 0%	6.20%, 0%

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

The forfeiture rate is determined from examining the historical pre-vesting forfeiture patterns of past option issuances to key employees.  The forfeiture rate is estimated to be 0% for non-employee directors.  While the forfeiture rate is not an input of the Black Scholes model for determining the fair value of the options, it is an important determinant of stock option compensation expense to be recorded.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

 The term is derived from using the “Simplified Method” of determining stock option terms as described under the Securities and Exchange Commissions Staff Accounting Bulletin 107.  Prior to the adoption of SFAS 123 (R), the option term used was equal to the vesting period of 3 years.

The following table provides a reconciliation of option activity for the year ended December 31, 2007:

Options	Shares (‘000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	1,452	$ 9.81
Granted	192	12.05
Exercised	(26)	10.95
Forfeited or expired	(88)	12.37
Outstanding at December 31, 2007	1,530	$ 9.93	5.51	$ (772)
Exercisable at December 31, 2007	1,265	$ 9.52	4.69	$ (124)

(1) Intrinsic value is the amount by which the December 31, 2007 market price of the stock ($9.42) is less than the exercise price of the options outstanding at December 31, 2007.

At December 31, 2005, all outstanding options were fully vested and no compensation expense was incurred from these options.    As of December 31, 2007 and 2006, there was approximately $556 and $476, respectively,  of unrecognized compensation cost to be recognized over approximately two years.

Cash proceeds from the exercise of options in the year ended December 31, 2007, 2006, and 2005 totaled approximately $292, $984 and $2,806.  For the years ended December 31, 2007 and 2006, proceeds from stock options were presented inclusive of tax benefits of $8 and $133, respectively, in the Financing Activities section of the Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $23, $421, and $1,846, respectively.

Restricted Stock Awards

In addition to stock option awards, the Company has restricted stock awards, the first grant of which was in July 2005.  The Company’s policy for issuing restricted shares is similar to that described under “Stock Option Awards.”  The recognized compensation costs before tax for these restricted stock awards in the years ended December 31, 2007, 2006, and 2005 were approximately $83, $283 and $206, respectively.  The unrecognized compensation cost before tax for these awards at December 31, 2007, 2006 and 2005 total approximately $32, $159 and $467, respectively, to be recognized over approximately one, one, and two years, respectively.  During the years ended December 31, 2007 and 2006, the Company experienced forfeiture rates of 6% and 4%, respectively, of the awards granted.  Below is a summary of the status of the restricted shares as of December 31, 2007 and changes during the year ended December 31, 2007:

Non-vested Shares	Shares (‘000)	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2007	33	$ 12.70
Granted	--	--
Vested	(15)	12.70
Forfeited	(3)	12.70
Non-vested at December 31, 2007	15	$ 12.70

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

Long-Term Incentive Plan

On June 29, 2007, the Company granted certain directors and other key employees an award of 151,500 performance units pursuant to the NN, Inc. 2005 Incentive Plan.  Each unit is equal to one share of NN common stock.  The award entitles the grantee to earn in a range from 90% to 150% of the total number of units based upon achieving earnings per share and return on capital employed targets over a defined performance cycle.  The value of the performance units is based on the grant date fair value of one share of NN common stock or $11.80 per unit.  The performance period is fiscal years 2007, 2008 and 2009 and the shares vest on December 31, 2009.  There was $226 of compensation expense recognized during the year ended December 31, 2007 related to these performance units and $905 of unrecognized compensation cost, before tax to be recognized over approximately two years.

11)   Goodwill, Net

We completed our annual goodwill impairment review during the fourth quarter of 2007, 2006, and 2005.  In performing the impairment reviews for 2007, 2006, and 2005 the Company estimated the fair values of the reporting units from discounting each segments’ projected future cash flows.  During the second quarter, we recorded $10,016 in impairment charges within the Metal Bearing Component Segment related to the restructuring of the Metal Bearing Segment (See Note 3 for further details).  As of October 1, 2007 and 2006, the annual review dates, there was no impairment to the remaining goodwill balances as the fair values of the reporting units exceeded their carrying values of the reporting units.

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

(In thousands)	Plastic and Rubber Components Segment	Metal Bearing Components Segment	Precision Metal Components Segment	Total

Balance as of January 1, 2006	$ 25,755	$ 15,893	$ --	$ 41,648
Goodwill acquired	--	--	2,352	2,352
Currency impacts	--	2,147	--	2,147
Balance as of December 31, 2006	$ 25,755	$ 18,040	$ 2,352	$ 46,147

Balance as of January 1, 2007	$ 25,755	$ 18,040	$ 2,352	$ 46,147
Adjustments to purchase price allocation	--	--	1,922	1,922
Impairment write down	--	(10,016)	--	(10,016)
Currency impacts	--	1,418	--	1,418
Balance as of December 31, 2007	$ 25,755	$ 9,442	$ 4,274	$ 39,471

 The adjustments to purchase price allocation under the Precision Metal Components Segment related to changes made to the acquired assets and liabilities of Whirlaway during the finalization of the purchase price allocation in 2007 (See Note 2 for further details).

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

12)  Intangible Assets, Net

    The changes in the carrying amount of Intangible Assets, net for the years ended December 31, 2007 and 2006 are as follows:

         Intangible assets subject to amortization, net of amortization
(In Thousands)	Precision Metal Components Segment	Metal Bearing Components Segment	Total

Balance as of January 1, 2006	$ --	$ 474	$ 474
Acquisition of intangibles	7,180	1,855	9,035
Amortization	(39)	(402)	(441)
Currency impacts	--	163	163
Balance as of December 31, 2006	$ 7,141	$ 2,090	$ 9,231

Balance as of January 1, 2007	$ 7,141	$ 2,090	$ 9,231
Acquisition of intangibles	--	173	173
Amortization	(657)	(558)	(1,215)
Currency impacts	--	190	190
Balance as of December 31, 2007	$ 6,484	$ 1,895	$ 8,379

The intangible asset within the Metal Bearing Components Segment is a contract intangible related to the SNR purchase agreement and related supply agreement (See Note 2.)  This intangible asset is subject to amortization over approximately 5 years and amortization expense will approximate $500 for each of the five years.  For the year ended December 31, 2007, the amortization expense totaled $558 and accumulated amortization totaled $960.

The intangible assets within the Precision Metal Components segment were acquired on November 30, 2006 with the purchase of Whirlaway (See Note 2.)  The majority of the value is a customer relationship intangible with a fair value of $6,900.  As of July 1, 2007, this intangible asset has an estimated useful life of 10 years and $528 of amortization expense was recorded in 2007.  Prior to July 1, 2007, the useful live was estimated to be 20 years.  The remaining balance is made up of a covenant not to compete of $150 and a favorable leasehold interest $130.  These items are amortizable over 2 and 2.5 years, respectively, and $75 and $54 in amortization expense was recorded in 2007.  The accumulated amortization related to all of these intangible assets at December 31, 2007 is $696.

In addition, as part of the Whirlaway acquisition we acquired an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway.  This intangible asset has an indefinite life and as such is not amortized but is subject to an annual impairment test.

13) Segment Information

The Company determined its reportable segments under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”   During the fourth quarter of 2006, the Company changed its operational structure and strategic focus such that the operations are now managed in three reportable segments.   The core steel ball and roller business is managed as one reportable segment as the operations have become more fully inter-related and integrated.  A new segment entitled “Precision Metal Components” has been established as a result of the Whirlaway acquisition.  During 2006, the Company has integrated a new information system that enables the Company to report non-segment specific costs, including corporate expenses, as reconciling items from segment financial statements to the total Company financial statements.  We have restated the year ended December 31, 2005 to conform to the current segment reporting.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

The Company’s three reportable segments are based on differences in product lines and are as follows:

Metal Bearing Components Segment
• Erwin Plant
• Mountain City Plant
• Kilkenny Plant
• Eltmann Plant
• Pinerolo Plant
• Veenendaal Plant
• Kysucke Plant
• Kunshan Plant

Plastic and Rubber Components Segment
• Danielson Plant
• Lubbock Plant

Precision Metal Components Segment
• Wellington Plant 1
• Wellington Plant 2
• Hamilton Plant
• Tempe Plant

All of the facilities in the Metal Bearing Components Segment are engaged in the production of precision balls, rollers, and metal retainers and automotive specialty products used primarily in the bearing industry. The Plastic and Rubber Components Segment facilities are engaged in the production of plastic injection molded products for the bearing, automotive, instrumentation and fiber optic markets and precision rubber bearing seals for the bearing, automotive, industrial, agricultural, and aerospace markets.  The Precision Metal Components Segment is engaged in the production of highly engineered fluid control components and assemblies, shafts, and prismatic machined parts for the air conditioning, appliance, automotive, commercial refrigeration, and diesel engine industries.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on segment net income after income taxes. The Company accounts for inter-segment sales and transfers at current market prices. The Company did not have any individually material inter-segment transactions during 2007, 2006, or 2005.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	All Other	Total
December 31, 2007
Net sales	$ 303,059	$ 67,384	$ 50,851	$ --	$ 421,294
Interest expense	67	2,646	960	2,700	6,373
Depreciation and amortization	16,393	4,337	2,262	4	22,996
Income tax expense (benefit)	9,452	(820)	1,255	(3,465)	6,422
Segment net income (loss)	4,958	(1,450)	2,242	(6,923)	(1,173)
Segment assets	238,276	53,422	51,997	6,383	350,078
Expenditures for long- lived assets	15,634	1,541	1,681	--	18,856

December 31, 2006
Net sales	$ 272,299	$ 4,722	$ 53,304	$ --	$ 330,325
Interest expense	45	240	960	2,738	3,983
Depreciation and amortization	14,783	345	2,324	40	17,492
Income tax expense (benefit)	10,681	(336)	1,547	(3,370)	8,522
Segment net income (loss)	18,331	(598)	2,695	(5,993)	14,435
Segment assets	233,051	53,535	51,836	4,279	342,701
Expenditures for long- lived assets	18,479	30	773	--	19,282

December 31, 2005
Net sales	$ 263,485	$ --	$ 57,902	$ --	$ 321,387
Interest expense	504	--	966	2,307	3,777
Depreciation and amortization	13,850	--	2,481	--	16,331
Income tax expense (benefit)	11,546	--	975	(2,769)	9,752
Segment net income (loss)	18,725	--	1,673	(5,386)	15,012
Segment assets	207,128	--	55,741	6,786	269,655
Expenditures for long- lived assets	16,003	--	726	--	16,729

Due to the large number of countries in which we sell our products, sales to external customers and long-lived assets utilized by us are reported in the following geographical regions:

	December 31, 2007		December 31, 2006		December 31, 2005
	Sales	Long-lived assets	Sales	Long-lived assets	Sales	Long-lived assets

United States	$ 137,140	$ 51,363	$ 77,526	$ 54,617	$ 77,763	$ 31,821

Europe	215,209	97,238	194,359	94,369	185,786	81,348

Asia	31,879	12,407	24,119	7,461	19,689	5,660

Canada	5,089	--	8,028	--	8,835	--

Mexico	15,065	--	13,164	--	12,223	--

South America/Other	16,912	--	13,129	--	17,091	--

All foreign countries	284,154	109,645	252,799	101,830	243,624	87,008

Total	$ 421,294	$ 161,008	$ 330,325	$ 156,447	$ 321,387	$ 118,829

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

14) Income Taxes

Income before provision for income taxes for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Year ended December 31,
	2007	2006	2005

Income before provision for income taxes:
United States	$ 630	$ 3,735	$ 6,227
Foreign	4,619	19,222	18,537
Total	$ 5,249	$ 22,957	$ 24,764

Total income tax expense (benefit) for the years ended December 31, 2007, 2006, and 2005 were as follows:

	Year ended December 31,
	2007	2006	2005
Current:
U.S. Federal	$ --	$ 3,035	$ 2,815
State	(18)	201	(78)
Non-U.S.	7,623	6,670	7,689
Total current expense	$ 7,605	$ 9,906	$ 10,426

Deferred:
U.S. Federal	$ 176	$ (3,388)	$ (609)
State	271	17	303
Valuation allowance	5,082	1,581	--
Non-U.S.	(6,712)	406	(368)
Total deferred expense (income)	(1,183)	(1,384)	(674)

Total expense	$ 6,422	$ 8,522	$ 9,752

A reconciliation of taxes based on the U.S. federal statutory rate of 34%, 35% and 34% for the years ended December 31, 2007, 2006, and 2005 is summarized as follows:

	Year ended December 31,
	2007	2006	2005

Income taxes at the federal statutory rate	$ 1,785	$ 8,034	$ 8,420
Lowering of U.S. effective rate from 35% to 34%	(314)	219	--
Impact of incentive stock options	228	63	--
Increase in valuation allowance	5,082	--	--
Reduction in net deferred tax liabilities in Italy due to lowering of statutory tax rates	(1,050)	--	--
State income taxes, net of federal benefit	(12)	143	225
Non-U.S. earnings taxed at different rates	390	353	1,019
Other, net	313	(290)	88

	$ 6,422	$ 8,522	$ 9,752

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

The tax effects of the temporary differences are as follows:

	Year ended December 31,
	2007	2006

Deferred income tax liability
Tax in excess of book depreciation	$ 13,199	$ 11,073
Goodwill	4,969	6,902
Allowance for bad debts	86	--
Other deferred tax liabilities	428	291

Gross deferred income tax liability	18,682	18,266

Deferred income tax assets
Inventories	385	508
Allowance for bad debts	--	16
Pension/Personnel accruals	986	485
Environmental provision	441	408
Net operating loss carryforwards	3,149	912
Foreign tax credits	3,244	3,423
Other deferred tax assets	125	1,077
Gross deferred income tax assets	8,330	6,829

Valuation allowance on deferred tax assets	(6,663)	(1,581)
Net deferred income tax assets	1,667	5,248

Net deferred income tax liability	$ 17,015	$ 13,018

The net operating loss carry forwards are composed of net operating losses in Germany, Slovakia, and China for which full valuation allowances have been recorded as of December 31, 2007, as it is management’s judgment that the resulting tax benefits are not realizable.  According to German law, there are not any time limitations on carrying forward the $7,785 in net operating losses of our German subsidiary.  Slovakian net operating losses of $41, $901, $641, $236 and $1,054 expire in 2008, 2009, 2010, 2011, and 2012, respectively.  The China net operating losses of $88, $814, $2,163 and $2,037 expire in 2009, 2010, 2011, and 2012, respectively and have a effective tax rate of 0% as these losses will be applied to income during our tax holiday once profitability is achieved.

The foreign tax credits relate to profits of certain foreign subsidiaries that were taxed as deemed dividends.  These credits represent the foreign taxes paid by these subsidiaries at higher effective rates that will be used to offset future foreign source income.  A valuation allowance was placed against these credits based on estimates of future foreign source income to be generated that these credits can be used to offset.   The valuation allowance with be periodically reviewed as our estimates of future foreign source income are amended based on actual foreign source income recognized in our tax returns and future changes in foreign source income.

As realization of deferred tax assets is not assured, management has placed valuation allowances against deferred tax assets it believes are not recoverable.  For the remainder management believes it is more likely than not that those net deferred tax assets will be realized. However, the amount of the deferred tax assets considered realizable could be reduced based on changing conditions.

As of December 31, 2006, all of the Company's foreign earnings have been previously taxed in the U.S. due to the application of IRC Sec. 956.  Accordingly, no deferred taxes have been provided for undistributed earnings. The Company expects to reinvest future earnings indefinitely in operations and expansions outside the U.S. and does not expect such earnings to become subject to U.S. taxation in the foreseeable future.  If such earnings were distributed beyond the amount for which taxes have been provided, foreign tax credits would substantially offset any incremental U.S. tax liability.  A deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments. It is not practicable to determine the U.S. income tax liability, if any, that would be payable if such earnings, were not reinvested indefinitely.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $600 increase in our income tax liabilities and a corresponding reduction in beginning retained earnings.

As of the date of adoption, the total unrecognized benefits were approximately $879, all of which, if recognized, would affect the effective tax rate.   A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties is as follows:

Balance at January 1, 2007	$ 879
Additions based on tax positions related to the current year	--
Additions for tax positions of prior years	386
Reductions for tax positions of prior years	(220)
Settlements	--
Balance at December 31, 2007	$ 1,045

As of December 31, 2007, the $1,045 of unrecognized tax benefits would, if recognized, impact the Company’s effective tax rate.

Interest and penalties related to federal, state, and foreign income tax matters are recorded as a component of the provision for income taxes in our statements of income.  As of January 1, 2007, we had accrued $609 in both U.S. and foreign interest and penalties.  During 2007, we accrued an additional $48 in foreign interest and penalties resulting in an accrued balance of $657of interest and penalties as of December 31, 2007.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2003.  The Company is no longer subject to non-U.S. income tax examinations within various European Union countries for years before 2002.  We do not foresee any changes to our unrecognized tax benefits within the next twelve months.

15) Reconciliation of Net Income Per Share

	Year ended December 31,
	2007	2006	2005

Net income (loss)	$ (1,173)	$ 14,435	$ 15,012

Weighted average shares outstanding	16,749	17,125	17,004
Effective of dilutive stock options	--	226	189

Dilutive shares outstanding	16,749	17,351	17,193

Basic net income per share	$ (0.07)	$ 0.84	$ 0.88

Diluted net income per share	$ (0.07)	$ 0.83	$ 0.87

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

Excluded from the shares outstanding for the years ended December 31, 2007, 2006, and 2005 were 821, 301 and 344 anti-dilutive options, respectively, which had an exercise prices of $11.29 to $12.62 for the year ended December 31, 2007 and $12.62 per share for the years ended December 31, 2006 and 2005.  In addition in 2006, there were 172 options that were anti-dilutive due to the large amount of unrecognized compensation expense associated with these options.

16) Commitments and Contingencies

The Company has operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates. Rent expense for 2007, 2006, and 2005 was $4,908, $2,617, and $2,422, respectively. The following is a schedule by year of future minimum lease payments as of December 31, 2007 under operating leases that have initial or remaining non cancelable lease terms in excess of one year.

Year ended December 31,

2008	$ 4,333
2009	3,437
2010	2,823
2011	2,420
2012	1,170
Thereafter	9,131

Total minimum lease payments	$ 23,314

The Kilkenny Plant of the Metal Bearing Components Segment has received certain grants from the Ireland government.  These grants are based upon the Kilkenny Plant hiring and retention of certain employment levels by the measurement date.  At December 31, 2007, actual employment levels are less than those required by certain grant covenants.  The potential impact to the Company is estimated to be approximately $370.  However, management believes as long as we maintain our operations in Ireland at current levels there is a remote chance this amount will ever be demanded by the Irish government.  As of December 31, 2007 and 2006, the grant obligation is recorded as a component of other non-current liabilities in the amount of $374 and $405, respectively.

The Metal Bearing Components Segment has a supply contract with Ascometal France (“Ascometal”) for the purchase of steel in Europe that covers the years 2007, 2008 and 2009.  The contract will automatically renew annually unless formal notice is sent by either party one year in advance.  The percentage of steel purchased for European operations granted to Ascometal under the contract is 70% or approximately $53,300.  The contract, among other things, stipulates that Ascometal achieve certain performance targets related to quality, reliability and service and the percentage granted can be reduced if those targets are not met by the vendor.  The contract provisions include annual price adjustments based upon published indexes.  In 2007, we purchased approximately $47,800 under the contract.

On March 20, 2006, we, as well as numerous other parties, received correspondence from the Environmental Protection Agency (“EPA”) requesting information regarding a former waste recycling vendor previously used by us.  The vendor has since ceased operations and the EPA is investigating the clean up of the site or sites used by the vendor.  The Company has contributed to an escrow fund along with 42 other potentially responsible parties for the purpose of investigating and addressing the environmental issues at the facility.  The Company’s contribution to the account was $23.  A Remedial Investigation and Risk Assessment report funded by the escrow fund was submitted to the EPA in December 2007.  As of the date of this report, we do not know whether we have any liability beyond the contribution to the escrow account mentioned earlier, related to this vendor’s actions, or estimatable range for any potential liability.  The Company believes its contribution to the remediation of the site, if any, would be approximately 1.083% or less of the volume of waste sent to the facility and the Company asserts that its waste was non-hazardous.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

On June 20, 2007, we, as well as numerous other parties, received correspondence from the New York State Department of Environmental Conservation notifying us that we have been named as a potentially responsible party for the potential clean up of a former waste recycling facility.  As of the date of this report, we estimate our maximum exposure to be ten thousand dollars.  The maximum exposure is based on the amount of gallons we sent to the waste facility multiplied by the proposed charge per gallon as determined by the potentially responsible parties.

17)  Quarterly Results of Operations (Unaudited)

The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006.

	Year ended December 31, 2007
	March 31	June 30	Sept. 30	Dec. 31

Net sales	$ 107,944	$ 107,302	$ 99,021	$ 107,027
Income (loss) from operations	7,920	(7,173)	3,212	7,277
Net income (loss)	3,755	(10,365)	398	5,039
Basic net income (loss) per share	0.22	(0.62)	0.02	0.31
Dilutive net income (loss) per share	0.22	(0.62)	0.02	0.31
Weighted average shares outstanding:
Basic number of shares	16,813	16,815	16,765	16,159
Effect of dilutive stock options	220	--	139	121

Diluted number of shares	17,033	16,815	16,904	16,280

	Year ended December 31, 2006

	March 31	June 30	Sept. 30	Dec. 31

Net sales	$ 86,017	$ 83,554	$ 74,870	$ 85,884
Income from operations	8,905	7,157	4,807	5,023
Net income	5,262	3,453	2,633	3,087
Basic net income per share	0.31	0.20	0.15	0.18
Dilutive net income per share	0.30	0.20	0.15	0.18
Weighted average shares outstanding:
Basic number of shares	17,152	17,157	17,105	16,941
Effect of dilutive stock options	224	212	234	200

Diluted number of shares	17,376	17,369	17,339	17,141

In the fourth quarter of 2007, we benefited from a reduction in deferred tax liabilities of $1,050 at our Italian operations due to the Italian government enacting in December 2007 a reduction in statutory tax rates.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

The third quarter of 2007 included an accrual of $1,272 ($1,196 after tax) for cash restructuring charges related to the Metal Bearing Components Segment restructuring (See Note 3).  During the fourth quarter of 2007, $1,062 $(1,062 after tax) of these restructuring charges was reversed.

The second quarter of 2007 included $13,366 ($12,623 after tax) in non-cash charges within our Metal Bearing Components Segment related to impairment of goodwill and fixed assets to levels supported by projected cash flows after restructuring activity within the segment (See Note 3).

The fourth quarter of 2006 included one month of Whirlaway with sales of $4,722 and a net loss of $598 due primarily to one time purchase accounting adjustments of $385, net of tax, from increasing the inventory value from cost to fair value.

The first quarter results in 2006 include a net gain resulting from a $770 after-tax gain on the sales of excess land less a loss on disposal of excess machinery at the Pinerolo Plant.

18)  Fair Value of Financial Instruments

Management believes the fair value of financial instruments approximate their carrying value due to the short maturity of these instruments or in the case of the Company’s variable rate debt, due to the variable interest rates.  The fair value of the Company’s fixed rate long-term borrowings are estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  The carrying amounts and fair values of the Company’s long-term debt are in the table below:

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Variable rate long-term debt	$ 70,476	$ 70,476	$ 39,466	$ 39,466
Fixed rate long-term debt	41,568	40,222	42,096	39,941

19)  Accumulated Other Comprehensive Income

At December 31, 2007 and 2006, the Company has added to accumulated other comprehensive income unrealized income due to foreign currency translation of $11,764 and $15,743.  Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations.

Also added to accumulated other comprehensive income as of December 31, 2007 was an actuarial gain of from our pension liability, net of tax of $656.  Included in accumulated other comprehensive income as of December 31, 2006 was an adjustment to initially apply SFAS 158 and record the unrecognized actuarial net loss that has not been recognized as a component of pension income of $394, net of tax .  The additional minimum liability that made up a portion of the 2005 balance was eliminated first by the plan curtailment and then eliminated under adoption of SFAS 158. (See Note 9)

20)  Common Stock Repurchase

During the first quarter of 2006, the Company’s Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $10 million in common stock of the Company, during the subsequent 18 months in the open market or in private transactions, in accordance with applicable laws and regulations.  This amount represented approximately 5% of the Company’s outstanding stock at the date of authorization.  During the year ended December 31, 2007, the Company repurchased under this program approximately 211 shares at an approximate average cost of $10.26 a share for a total of $2,166.  This program expired September 13, 2007 with a total of approximately 674 shares being purchased totaling $7,441.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

In August 2007, a new share repurchase program was established for a period of one year beginning on September 13, 2007, and the amount approved for purchase, from this date until the expiration of the program, was $25 million worth of shares to be purchased in the open market from time to time in accordance with applicable laws and market regulations.  During the year ended December 31, 2007, the Company repurchased approximately 797 shares under this program at an average cost of $9.53 per share for a total of $7,556.

The total of all share repurchases during the year ended December 31, 2007 was approximately 1,008 shares for $9,722.

21)  Related Party Transactions

With the acquisition of Whirlaway on November 30, 2006, the Company incurred a $21,305 note payable to the former shareholder of Whirlaway who is now an officer of the Company.  The Company remitted $18,638 to the former sole shareholder of Whirlaway to partially repay the related party note payable.  The remainder was related to a tax indemnity that was initially recorded but subsequently eliminated from the purchase price and note payable with a corresponding reduction to goodwill.  Additionally, on November 30, 2006, the Company entered into operating leases covering two of the Whirlaway manufacturing facilities with a company owned by the former shareholder of Whirlaway who is now an officer of the company. The rent payments in 2007 and 2006 to this related party were $644 and $50.  The total future rent payments will be $2,576 over 4 years or $644 per year.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined under Rule l3a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2007, the end of the period covered by this annual report on Form 10-K, due to the existence of the material weakness described below.

Management's Report on Internal Control Over Financial Reporting

The management of NN, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on its evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007 due to the existence of a material weakness discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness was identified in our internal control over financial reporting as of December 31, 2007. The Company did not maintain effective controls over the accounting for the impairment of customer intangible assets.  Specifically, the Company did not maintain effective controls to ensure that when circumstances indicate the carrying value of intangible assets may not be recoverable these assets are appropriately grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities in accordance with generally accepted accounting principles.  This control deficiency resulted in the restatement of the interim consolidated financial statements for the second and third quarters of 2007 affecting depreciation and amortization expense, restructuring and impairment charges and intangible assets and other assets.  Further, this control deficiency could result in misstatements of the aforementioned accounts that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under item 8 of this filing.

Remediation of Material Weakness

Management has determined that, as of the date of this filing, the material weakness in our internal control over financial reporting with respect to accounting for the impairment of customer intangible assets has been remediated.  Management's remediation efforts focused on applying a correct interpretation of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in evaluating whether the Company's intangible assets are impaired.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(In thousands, except per share data)

Item 9B.                                Other Information

None

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item of Form 10-K concerning the Company's directors is contained in the sections entitled "Information about the Directors" and "Beneficial Ownership of Common Stock" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

Information required by Item 201 (d) of Regulations S-K concerning the Company’s equity compensation plans is set forth in the table below:

Table of Equity Compensation Plan Information

            (in thousands)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,651	$10.08	564
Equity compensation plans not approved by security holders	--	--	--
Total	1,651	$10.08	564

Item 13.  Certain Relationships and Related Transactions, and Director Independence

With the acquisition of Whirlaway on November 30, 2006, the company incurred a $21.3 million note payable to the former shareholder of Whirlaway, Thomas Zupan, who is now Vice President – President of Whirlaway Corporation.  As of December 31, 2007 the Company has fully satisfied this note.  During 2007, we paid $18.6 million to Mr. Zupan and $2.7 million was determined to be not required and the note payable was reduced by thus amount.  Additionally, on November 30, 2006, the company entered into operating leases covering two of the Whirlaway manufacturing facilities with a company owed by Mr. Zupan.  The rent payments in 2007 and 2006 to this related party were $ 0.6 million and $0.1 million.  The total future rent payments as of December 31, 2007 will be $2.6 million over 4 years or approximately $0.6 million per year.

Information regarding director independence is contained in a section entitled “Information about the Directors” of the Company’s definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this item of Form 10-K concerning the Company’s accounting fees and services is contained in the section entitled “Fees Paid to Independent Registered Public Accounting Firm” of the Company’s definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

 Part IV
Item 15.  Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

1. Financial Statements

The financial statements of the Company filed as part of this Annual Report on Form 10-K begins on the following pages hereof:

     2.  Financial Statement Schedules

          Not applicable

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

                Dated:  March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date
Chairman of the Board, Chief Executive Officer and President
/s/ roderick r. baty		March 17, 2008
Roderick R. Baty

/s/ james h. dorton	Vice President-Corporate Development and Chief Financial Officer	March 17, 2008
James H. Dorton

/s/ william c. kelly jr.	Vice President-Chief Administrative Officer, Secretary and Treasurer	March 17, 2008
William C. Kelly, Jr.

/s/ Thomas c. burwell, Jr.	Corporate Controller	March 17, 2008
Thomas C. Burwell, Jr.

/s/ g. ronald morris	Director	March 17, 2008
G. Ronald Morris

/s/ michael e. werner	Director	March 17, 2008
Michael E. Werner

/s/ steven t. warshaw	Director	March 17, 2008
Steven T. Warshaw

/s/ richard g. fanelli	Director	March 17, 2008
Richard G. Fanelli

/s/ robert m. aiken, jr.	Director	March 17, 2008
Robert M. Aiken, Jr.

Index to Exhibits

2.1	Asset Purchase Agreement dated April 14, 2003 among SKF Holding Maatschappij Holland B.V., SKF B.V., NN, Inc. and NN Netherlands B.V. (incorporated by reference to Exhibit 2.1 of Form 8-K filed on May 16, 2003).

3.1	Restated Certificate of Incorporation of the Cmopany (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002).

3.2	Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002)

4.1	The specimen stock certificate representing the Company's Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002)

4.2	Article IV, Article V (Sections 3 through 6), Article VI (Section 2) and Article VII (Sections 1 and 3) of the Restated Certificate of Incorporation of the Company (included in Exhibit 3.1)

4.3	Article II (Sections 7 and 12), Article III (Sections 2 and 15) and Article VI of the Restated By-Laws of the Company (included in Exhibit 3.2)

10.1	NN, Inc. Stock Incentive Plan and Form of Incentive Stock Option Agreement pursuant to the Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-89950 on Form S-3/A filed July 15, 2002)*

10.2	Amendment No. 1 to the NN, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement No. 333-50934 on Form S-8 filed on November 30, 2000)*

10.3	Amendment No. 2 to the NN, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement No. 333-69588 on Form S-8 filed on September 18, 2001)*

10.4	Amendment No. 3 to NN, Inc. Stock Incentive Plan as ratified by the shareholders on May 15, 2003 amending the Plan to permit the issuance of awards under the Plan to directors of the Company (incorporated by reference to Exhlibit 10-1 of the Company's Quarterly Report on Form 10-Q filed August 14, 2003)*

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-89950 on Form S-3/A filed July 15, 2002)

10.6	Form of Stock Option Agreement, dated December 7, 1998, between the Company and the non-employee directors of the Company (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed March 31, 1999)*

10.7	Elective Deferred Compensation Plan, dated February 26, 1999 (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed March 31, 1999)*

10.8	NN, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company's Form S-8 filed December 16, 2005)*

10.9	Executive Employment Agreement, dated August 21, 2006, between the Company and Roderick R. Baty (incorporated by reference to the Company's Form 8-K filed August 24, 2006)*

10.10	Executive Employment Agreement, dated August 21, 2006, between the Company and James H. Dorton (incorporated by reference to the Company's Form 8-K filed August 24, 2006)*

10.11	Executive Employment Agreement, dated August 21, 2006, between the Company and Nicola Trombetti (incorporated by reference to the Company's Form 8-K filed August 24, 2006)*

10.12	Executive Employment Agreement, dated August 21, 2006, between the Company and Thomas McKown (incorporated by reference to the Company's Form 8-K filed August 24, 2006)*

10.13	Executive Employment Agreement, dated August 21, 2006, between the Company and James Anderson (incorporated by reference to the Company's Form 8-K filed August 24, 2006)*

10.14	Executive Employment Agreement, dated August 21, 2006, between the Company and David M. Gilson (incorporated by reference to the Company's Form 8-K filed October 3, 2006)*

10.15	Executive Employment Agreement, dated August 21, 2006, between the Company and Thomas G. Zupan (incorporated by reference to the Company's Form 8-K filed December 6, 2006)*

10.16	Executive Employment Agreement, dated August 21, 2006, between the Company and Frank T. Gentry (incorporated by reference to Company's Current Report on Form 8-K filed August 24, 2006)*

10.17	Executive Employment Agreement, dated August 21, 2006, between the Company and Robert R. Sams (incorporated by reference to the Company's Current Report on Form 8-K filed August 21, 2006)*

10.18	Executive Employment Agreement dated August 21, 2006, between the Company and William C. Kelly, Jr. (incorporated by reference to the Company's Current Report on Form 8-K filed August 24, 2006)*

10.19	NN Euroball, ApS Shareholder Agreement dated April 6, 2000 among NN, Inc., AB SKF and FAG Kugelfischer Georg ShaferAG (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K filed March 29, 2002)

10.20	Frame Supply Agreement between Euroball S.p.A., Kugelfertigung Eltmann GmbH, NN Euroball Ireland Ltd. and Ascometal effective January 1, 2002 (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission," as indicated throughout the document with an asterisk in brackets ([*])) (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K filed March 31, 2003)

10.21	Supply Agreement between NN Euroball ApS and AB SKF dated April 6, 2000. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission, " as indicated throughout the document with a n asterisk in brackets([*]) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed August 14, 2003)

10.22	Global Supply Agreement among NN, Inc., NN Netherlands B.V. and SKF Holding Maatschappij Holland B.V. dated April 14, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission, " as indicated throughout the document with a n asterisk in brackets([*])(incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed August 14, 2003)

10.23	Note Purchase Agreement dated April 22, 2004 among NN, Inc. as the Borrower and its Subsidiary Guarantors and the Prudential Insurance Company of America as Agent for the Purchase. (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed March 16, 2005)

10.24	First Amendment to Note Purchase Agreement dated as of September 1, 2006, among NN, Inc. and The Prudential Insurance and Annuity Company, American Bankers Life Assurance Company of Florida, Inc., Farmers New World Life Insurance Company and Times Insurance Company (incorporated by reference to the Company's Form 8-K filed September 27, 2006)*

10.25
Credit Agreement dated as of September 1, 2006 among NN, Inc., and the Lenders as named therein, KeyBank National Association as Lead Arranger, Book Runner and Administrative Agent, and AmSouth Bank, as Swing Line Lender (incorporated by reference to the Company's Current Report on Form 8-K filed September 27, 2006)

        21.1           List of Subsidiaries of the Company.

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