Form 10-Q
period 2008-03-31
NN INC
filed 2008-05-09
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of  "large accelerated filer,","accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
        Large accelerated filer ☐                                                                Accelerated filer ☒
    Non-accelerated filer ☐                                                                  Smaller reporting company ☐
           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

As of May 7, 2008, there were 15,854,643 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.
INDEX

Part I.	Financial Information	Page No.

Item 1.	Financial Statements:

	Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2008 and 2007 (Unaudited) ............................................................................................................................................	2

	Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007 (unaudited)............	3

	Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2008 (unaudited) .....................................................................................................................................................	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited) ...............................................................................................................................................................	5

	Notes to Consolidated Financial Statements (unaudited) .................................................................................	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....................	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk ..........................................................................	16

Item 4.	Controls and Procedures ........................................................................................................................................	16

Part II.	Other Information

Item 1.	Legal Proceedings ...................................................................................................................................................	17

Item 1A.	Risk Factors ..............................................................................................................................................................	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .........................................................................	17

Item 3.	Defaults Upon Senior Securities ...........................................................................................................................	17

Item 4.	Submission of Matters to a Vote of Security Holders........................................................................................	17

Item 5.	Other Information ....................................................................................................................................................	17

Item 6.	Exhibits ......................................................................................................................................................................	17

Signatures	....................................................................................................................................................................................	18

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

NN, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

Three Months Ended March 31,
(Thousands of Dollars, Except Per Share Data)	2008	2007
Net sales	$121,542	$107,944
Cost of products sold (exclusive of depreciation and amortization shown separately below)	96,494	85,082
Selling, general and administrative	10,209	9,424
Depreciation and amortization	6,263	5,523
Gain on disposal of assets	(141)	(5)
Income from operations	8,717	7,920

Interest expense	1,542	1,694
Other (income) expense, net	(136)	26
Income before provision for income taxes	7,311	6,200
Provision for income taxes	2,209	2,445
Net income	5,102	3,755

Other comprehensive income:
Foreign currency translation gain	9,962	2,076
Comprehensive income	$15,064	$5,831

Basic income per common share:	$0.32	$0.22

Weighted average shares outstanding	15,855	16,813

Diluted income per common share:	$0.32	$0.22

Weighted average shares outstanding	15,962	17,033

Cash dividends per common share	$0.08	$0.08

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$12,902	$13,029
Accounts receivable, net of allowance for doubtful accounts of $614 and $1,412, respectively	81,311	65,566
Inventories, net	55,016	51,821
Other current assets	8,477	7,608
Total current assets	157,706	138,024

Property, plant and equipment, net	168,933	161,008
Goodwill, net	40,474	39,471
Intangible assets, net	8,956	9,279
Other assets	2,392	2,296
Total assets	$378,461	$350,078

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,142	$51,124
Accrued salaries, wages and benefits	17,234	15,087
Income taxes payable	1,888	144
Current maturities of long-term debt	11,313	11,851
Dividends payable	1,268	--
Other current liabilities	6,724	6,050
Total current liabilities	96,569	84,256

Non-current deferred tax liability	19,520	18,682
Long-term debt	100,127	100,193
Accrued pension and other	18,091	16,904
Total liabilities	234,307	220,035

Total stockholders’ equity	144,154	130,043

Total liabilities and stockholders’ equity	$378,461	$350,078

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock
(Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2008	15,855	$159	$45,032	$57,083	$27,769	$130,043
Shares issued	--	--	--	--	--	--
Net income	--	--	--	5,102	--	5,102
Amortization of restricted stock awards	--	--	128	--	--	128
Stock option expense	--	--	187	--	--	187
Dividends declared	--	--	--	(1,268)	--	(1,268)
Cumulative translation gain	--	--	--	--	9,962	9,962
Balance, March 31, 2008	15,855	$159	$45,347	$60,917	$37,731	$144,154

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Thousands of Dollars)	2008	2007
Operating Activities:
Net income	$5,102	$3,755
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	6,263	5,523
Amortization of debt issue costs	63	49
Gain on disposal of property, plant and equipment	(141)	(5)
Compensation expense from issuance of restricted stock and incentive stock options	315	134
Non-cash interest expense	56	78
Changes in operating assets and liabilities:
Accounts receivable	(13,179)	(9,087)
Inventories	(1,126)	(838)
Accounts payable	3,896	(3,285)
Other assets and liabilities	3,193	3,604
Net cash provided (used) by operating activities	4,442	(72)

Investing Activities:
Acquisition of property, plant and equipment	(4,857)	(3,234)
Proceeds from disposals of property, plant and equipment	152	--
Acquisition of intangibles and goodwill	--	(91)
Net cash used by investing activities	(4,705)	(3,325)

Financing Activities:
Increase in cash from book overdraft	--	1,282
Repayment of long-term debt	--	(288)
Repayment of short-term debt	(232)	(5,869)
Proceeds from short-term debt	--	15,143
Principal payment on capital lease	(11)	(9)
Proceeds from issuance of stock	--	115
Proceeds from long term debt	--	17,400
Debt issuance cost paid	--	(25)
Repayment of related party debt	--	(18,638)
Net cash provided (used) by financing activities	(243)	9,111

Effect of exchange rate changes on cash and cash equivalents	379	171

Net Change in Cash and Cash Equivalents	(127)	5,885
Cash and Cash Equivalents at Beginning of Period	13,029	11,681
Cash and Cash Equivalents at End of Period	$12,902	$17,566

Supplemental schedule of non-cash investing and financing activities:
Reduced note payable to customer with offsetting reduction to accounts receivable ($428 in 2008 and $366 in 2007) and an increase to interest expense ($56 in 2008 and $78 in 2007)	$372	$288
Dividend declared but not paid	$1,268	$1,348

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the “Company”) have not been audited, except that the balance sheet at December 31, 2007 is derived from the Company’s consolidated audited financial statements.  In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three month periods ended March 31, 2008 and 2007, the Company’s financial position at March 31, 2008 and December 31, 2007, and the cash flows for the three month periods ended March 31, 2008 and 2007.  These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods.  As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.  These unaudited, condensed and consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent annual report on Form 10-K for the year ended December 31, 2007 which we filed with the Securities and Exchange Commission on March 17, 2008.

The results for the three month period ended March 31, 2008 are not necessarily indicative of results for the year ending December 31, 2008 or any other future periods.

Note 2. Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$14,556	$15,076
Work in process	12,779	9,808
Finished goods	29,824	28,925
Less inventory reserves	(2,143)	(1,988)
	$55,016	$51,821

Inventories on consignment at customer locations as of March 31, 2008 and December 31, 2007 totaled $6,722 and $5,702, respectively.

Note 3. Net Income Per Share

	Three months ended March 31,
(Thousands of Dollars, Except Share and Per Share Data)	2008	2007

Net income	$5,102	$3,755

Weighted average basic shares outstanding	15,854,643	16,813,351
Effect of dilutive stock options	107,460	219,986
Weighted average dilutive shares outstanding	15,962,103	17,033,337

Basic net income per share	$0.32	$0.22
Diluted net income per share	$0.32	$0.22

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Excluded from the dilutive shares outstanding for the three month period ended March 31, 2008 were 1,016,800 anti-dilutive options which had exercise prices ranging from $9.36 to $12.62.  Excluded from the dilutive shares outstanding for the three month period ended March 31, 2007 were 503,250 anti-dilutive options which had exercise prices ranging from $11.29 and $12.62.

Note 4. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the “Segment Information” footnote and the “Summary of Significant Accounting Policies and Practices” footnote, respectively, in our annual report on Form 10-K for the fiscal year ended December 31, 2007.  We evaluate segment performance based on segment net income or loss after income taxes.  We account for inter-segment sales and transfers at current market prices.  We did not have any significant inter-segment transactions during the three month periods ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008				2007
(In Thousands of Dollars)	Metal Bearing Com- ponents Segment	Precision Metal Com- ponents Segment	Plastic and Rubber Com-ponents Segment	All Other	Metal Bearing Com- ponents Segment	Precision Metal Com- ponents Segment	Plastic and Rubber Com-ponents Segment	All Other
Revenues from external customers	$ 90,441	$ 19,099	$ 12,002	$ --	$ 77,285	$ 18,028	$ 12,631	$ --
Segment net income (loss)	5,973	678	274	(1,823)	4,883	47	489	(1,664)
Assets	266,963	54,400	52,730	4,368	244,479	55,171	53,039	6,845

Note 5. Pensions

We have a defined benefit pension plan covering the employees at our Eltmann, Germany facility.  The benefits are based on the expected years of service; however, as the plan was curtailed in 2006, the plan will no longer incur service cost.  The plan is unfunded.  There were no prior service costs recognized in the three months ended March 31, 2008 and 2007.

Components of Net Periodic Pension Cost:

	Three months ended March 31,
(In Thousands of Dollars)	2008	2007
Service cost	$ --	$ --
Interest cost	71	58
Net loss	--	1
Net periodic pension cost	$ 71	$ 59

We expect to contribute approximately $285 to the Eltmann, Germany pension plan in 2008.  As of March 31, 2008, approximately $70 of contributions had been made.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan covering our Pinerolo, Italy employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment.  The table below summarizes the changes to the severance indemnity for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
(In Thousands of Dollars)	2008	2007
Beginning balance	$8,551	$8,020
Amounts accrued	372	294
Payments to employees	(220)	(432)
Payments to pension funds	(307)	--
Currency impacts	689	93
Ending balance	$9,085	$7,975

Service and Early Retirement Provisions

We have two plans that cover our Veenendaal, The Netherlands employees.  One provides an award for employees who achieve 25 or 40 years of service and the other is for employees who retire before normal retirement age.  These plans are both unfunded and the benefits are based on years of service and rate of compensation increase.  The table below summarizes the changes in the two plans combined during the three month periods ended March 31, 2008 and 2007.

	Three months ended March 31,
(In Thousands of Dollars)	2008	2007
Beginning balance	$897	$501
Service cost	13	--
Interest cost	14	--
Benefits paid	(13)	--
Currency impacts	74	--
Ending balance	$985	$501

Note 6. New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that are measured at fair value.  SFAS 157 applies whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard requires additional disclosures in both annual and quarterly reports.  SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, excluding non-financial assets and liabilities except those that are recognized or disclosed at fair value on a recurring basis.  The adoption of SFAS 157 for non-financial assets and liabilities was deferred until January 1, 2009.  We are still evaluating the effect of adoption of SFAS 157 on our non-financial assets and liabilities.  We adopted the provisions of SFAS 157 that pertain to financial assets and liabilities on January 1, 2008 and this has had no effect on our income from operations, cash flows, and financial condition.

In February, 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" (SFAS 159).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Upon adoption, an entity shall report unrealized gains and losses on items for

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions apply only to entities that elect the fair value option.  However, the amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities.  SFAS 159 was effective for us as of January 1, 2008.  We have elected not to adopt the provisions of  SFAS 159 for our existing financial liabilities.  We will continue to report our existing financial liabilities on a cost basis as we believe this is a better representation of our actual financial obligations.

Note 7. Long-Term Debt and Short-Term Debt

Long-term debt at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007

Borrowings under our $135,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (2.75% at March 31, 2008) plus an applicable margin of 0.60 to 0.925, expiring September 20, 2011.	$70,244	$70,476

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014. Annual principal payments of $5,714 begin on April 26, 2008 and extend through the date of maturity.	40,000	40,000

Long term note payable with customer related to acquiring equipment from customer as part of long term supply agreement. Note carries a 0% rate of interest. Interest on this note has been imputed at a rate of 5.41%. Note is reduced by applying a fixed amount per piece purchased by customer.	1,196	1,568

Total debt	111,440	112,044

Less current maturities of long-term debt	11,313	11,851

Long-term debt, excluding current maturities of long-term debt	$100,127	$100,193

The current maturities of long-term debt as of March 31, 2008 are composed primarily of $4,643 of short term borrowings under the short term portion of the revolving credit facility and the $5,714 first installment on our senior notes due April 26, 2008.

We were in compliance with all covenants related to the $135.0 million credit facility and the $40.0 million senior notes as of March 31, 2008.  The specific covenants to which we are subject are disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Note 8. Goodwill

The changes in the carrying amount of goodwill for the three month period ended March 31, 2008 are as follows:

Goodwill

(In Thousands of Dollars)	Precision Metal Components Segment	Plastic and Rubber Components Segment	Metal Bearing Components Segment	Total
Balance as of January 1, 2008	$ 4,274	$ 25,755	$ 9,442	$ 39,471
Currency impacts	--	--	1,003	1,003
Balance as of March 31, 2008	$ 4,274	$ 25,755	$ 10,445	$ 40,474

Note 9. Intangible assets, net of amortization

(In Thousands of Dollars)	Precision Metal Components Segment	Metal Bearing Components Segment	Total
Balance as of January 1, 2008	$ 6,484	$ 1,895	$ 8,379
Amortization	(199)	(154)	(353)
Currency impacts	--	30	30
Balance as of March 31, 2008	$ 6,285	$ 1,771	$ 8,056

Of the intangible assets within the Precision Metal Components Segment, the majority of the value is a customer relationship intangible with a net carrying value of $6,174.  This intangible asset has an estimated useful life of 10 years and $167 of amortization expense was recorded in the first three months of 2008.  The remainder of the intangibles is made up of a covenant not to compete and a favorable leasehold interest with net carrying values of $50 and $61, respectively.  These items are amortizable over two and two and a half years, respectively, and $19 and $13 in amortization expense, respectively, was recorded in 2008.  The accumulated amortization related to all of these intangible assets at March 31, 2008 was $895.  Also, in the Precision Metal Components Segment is an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway.

Within the Metal Bearing Components Segment is a contract intangible.  This intangible asset is subject to amortization over approximately 5 years and amortization expense will approximate $500 for each of the five years.  For the three months ended March 31, 2008, the amortization expense totaled $154 and accumulated amortization totaled $1,114 at March 31, 2008.

Note 10.    Stock Compensation

In the three month periods ended March 31, 2008 and 2007, approximately $315 and $134, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards.  On March 6, 2008, the Company granted 160,000 options to the non-executive directors, officers and certain other key employees.  The fair value of the options cannot be determined by market value as our options are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes model which relies on certain assumptions to estimate an option's fair value.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

The following table provides a reconciliation of option activity for the three month period ended March 31, 2008:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	1,530	$ 9.93
Granted	160	$ 9.36
Exercised	--	--
Forfeited or expired	(4)	$ 11.69
Outstanding at March 31, 2008	1,686	$ 9.87	5.7	$ 1,587 (1)
Exercisable at March 31, 2008	1,275	$ 9.53	4.5	$ 59 (1)

(1) Intrinsic value is the amount by which the market price of the stock was greater than the exercise price of each individual option grant at March 31, 2008.

Restricted Stock Awards

The recognized compensation costs before tax for restricted stock awards in the three month periods ended March 31, 2008 and 2007 were approximately $15 and $13, respectively.  The unrecognized compensation cost before tax for these awards at March 31, 2008 and 2007 total approximately $16 and $103, respectively, to be recognized over approximately three months and one year and three months, respectively.  As of March 31, 2008, the actual cumulative forfeiture rate of the awards granted was approximately 10%.  During the three month period ended March 31, 2008, there have not been any shares granted, vested or forfeited

Long Term Incentive Plan

The compensation expense recognized during the three month periods ended March 31, 2008 and 2007 related to this plan was $113 and $0.  At March 31, 2008 there was $792 of unrecognized compensation cost, before tax, to be recognized over approximately one year and nine months. During the three month period ended March 31, 2008, there have not been any performance units granted, vested or forfeited

Note 11.  Provision for Income Taxes

For the quarter ended March 31, 2008, the difference between the federal statutory tax rate of 34% and our effective tax rate of 30% is due to non-U.S. based earnings taxed at lower rates.  The income tax rates in many of the foreign countries in which we operate are lower than the U.S federal rate.  In addition, we utilized net operating loss carryforwards to offset taxable income at our German and Slovakian operations.

Note 12.   Commitments and Contingencies

On March 20, 2006, we, as well as numerous other parties, received correspondence from the Environmental Protection Agency (“EPA”) requesting information regarding a former waste recycling vendor previously used by us.  The vendor has since ceased operations and the EPA is investigating the clean up of the site or sites used by the vendor.  The Company has contributed to an escrow fund along with 42 other potentially responsible parties for the purpose of investigating and addressing the environmental issues at the facility.  The Company’s contribution through the end of March 31, 2008 to the account was $23.  A Remedial Investigation and Risk Assessment report funded by the escrow fund was submitted to the EPA in December 2007.  As of the date of this report, we do not know whether we have any liability beyond the contribution to the escrow account mentioned earlier, related to this vendor’s actions, or estimatable range for any potential liability.  The Company believes its contribution to the remediation of the site, if any, would be approximately 1.083% or less of the volume of waste sent to the facility and the Company asserts that its waste was non-hazardous.

All other legal matters are of an ordinary and routine nature and are incidental to our operations.  Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business or financial condition or on the results of operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under Item 1.A. “Risk Factors”.  There have been no material changes to these risk factors since December 31, 2007.

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007.

OVERALL RESULTS

(In Thousands of Dollars)	Total
	2008	2007	Change
Net sales	$121,542	$107,944	$13,598
Cost of products sold (exclusive of depreciation and amortization shown separately below)	96,494	85,082	11,412
Selling, general, and administrative	10,209	9,424	785
Depreciation and amortization	6,263	5,523	740
Interest expense, net	1,542	1,694	(152)
Gain on disposal of assets	(141)	(5)	(136)
Other (income) expense, net	(136)	26	(162)
Income before provision for income taxes	7,311	6,200	1,111
Provision for income taxes	2,209	2,445	(236)
Net income	$5,102	$3,755	$1,347

Net Sales.  Sales have increased due to the appreciation in value of Euro denominated sales relative to the U.S. Dollar ($8.7 million).  In addition, sales have increased due to higher sales volume primarily in our Metal Bearings Components Segment due to market share gains and strong levels of industrial end market demand in North America and Europe ($5.7 million).  Finally, sales have increased due to price increases from passing through raw material inflation to customers ($1.0 million).  Partially offsetting these increases are price decreases given to several large customers in agreement with contractual terms ($0.6 million), unfavorable product mix to existing customers ($0.8 million), and unfavorable currency mix at our European operations due to non-Euro denominated sales having less value relative to the Euro ($0.4 million).

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold increased primarily due to the increase in value of Euro denominated costs relative to the U.S. Dollar ($6.9 million).  In addition, cost of products sold increased due to higher sales volumes primarily in our Metal Bearing Components Segment ($4.3 million).  Furthermore, these costs increased due to unfavorable mix of products sold ($0.5 million).  Finally, raw material, labor and utility inflation increased the total ($2.1 million).  Offsetting these increases were favorable impacts from our Level 3 cost reduction program and other planned projects focused on reducing cost of manufacturing and from operating improvements at our three newest operations: Whirlaway, China, and Slovakia ($2.4 million).

Selling, General and Administrative Expenses.  The increase was primarily due to the increase in the value of Euro denominated cost relative to the U.S. Dollar ($0.6 million).  Additionally, expenses were higher due to greater share-based compensation expense ($0.2 million).

Depreciation and Amortization.  These costs are higher due to the increase in the value of the Euro based depreciation and amortization relative to the U.S. Dollar ($0.4 million).  Additionally, depreciation expense increased for depreciation on assets placed in service at our new plants in China and Slovakia ($0.3 million).

Interest expense.   Interest expense is lower due to decreases in the base Libor interest rate which reduced the cost of borrowing under our variable rate credit agreement.

Provision for income taxes. The 2008 first quarter effective rate of 30.2% was lower than the 2007 first quarter effective rate of 39.4% due to tax rate reductions in Italy, higher levels of income in lower tax rate countries and due to offsetting German and Slovakian taxable income with net-operating loss carry forwards.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2008	2007	Change

Net sales	$90,441	$77,285	$13,156

Segment net income	$5,973	$4,883	$1,090

The sales increase in the Metal Bearing Components Segment was primarily due to the positive impacts from the rise in value of Euro based sales relative to the U.S. Dollar ($8.7 million).  Additionally, the Metal Bearing Components Segment experienced higher sales volume in North America, Europe and Asia due to new programs, market share gains, and strong European and North American industrial end market demand  ($5.4 million).  Finally, sales increased due to price increases related to passing through raw material inflation to customers ($1.0 million).  These increases were partially offset by unfavorable product mix ($0.8 million), unfavorable currency mix at our European operations from non-Euro denominated sales having less value relative to the Euro ($0.4 million) and due to contractual price decreases to certain large customers ($0.8 million).

Segment net income increased due to the higher sales volume ($1.0 million) and production efficiencies from our Level 3 program and other cost reduction initiatives especially at our Asia and Slovakia operations ($1.2 million).  In addition, net income increased due to a reduction in the effective tax rate resulting from the lowering of Italian tax rates, utilization of net operating losses to eliminate German and Slovakian taxable income and higher levels of income in low tax countries ($0.6 million).  Offsetting these gains were inflation impacts, net of material price pass through ($0.5 million) and unfavorable sales price/mix impacts ($1.2 million).

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2008	2007	Change
Net sales	$19,099	$18,028	$1,071

Segment net income	$678	$47	$631

Sales at the Precision Metal Components Segment were higher due to increased sales volume ($1.1 million).  The volume increased as demand at our largest heating, ventilation and air conditioning equipment customer began to normalize from unusually low levels in 2007 and due to new business with other customers.

The segment’s net income was higher due to the increased sales volume ($0.2 million).  In addition, net income was higher due to production efficiencies in labor and manufacturing supplies ($0.4 million).

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2008	2007	Change
Net sales	$12,002	$12,631	$(629)

Segment net income	$274	$489	$(215)

Revenues in the Plastic and Rubber Components Segment were down due to lower sales volume in the automotive market ($0.8 million).  The lower sales were due to a general downturn in that market and the effects of a strike at a major U.S. automotive supplier which affected several of our customers’ sales volumes.  This decrease was partially offset by the impact of price increases at certain customers ($0.2 million).

Segment net income was negatively affected by the volume decreases in sales net of cost of goods sold ($0.2 million).  Planned cost reduction projects offset inflationary impacts.

Changes in Financial Condition

Total assets and current assets increased approximately $16.6 million and $6.2 million, respectively, from the December 31, 2007 balance due to appreciation of Euro denominated account balances relative to the U.S. Dollar.  Factoring out the foreign exchange effects, accounts receivable was higher due to increased sales volume in the first quarter of 2008 over the fourth quarter of 2007 and due to timing of certain customer payments ($12.8 million).  Inventories were higher ($1.2 million) due to increased production levels  in the first quarter of 2008.  Factoring out foreign exchange effects, property, plant and equipment decreased as year to date capital spending has been lower than depreciation ($1.1 million).

Total liabilities and current liabilities increased approximately $6.3 million and $4.4 million, respectively, from the December 31, 2007 balance due to appreciation of Euro denominated balances relative to the U.S. Dollar.  Factoring out the foreign exchange effects, the accounts payable growth was primarily due to increased purchasing levels from higher production levels in the first quarter of 2008 ($4.0 million).  In addition, due to the declared but unpaid dividend, liabilities increased in the first quarter ($1.3 million).  Finally, liabilities increased due to the accrual of taxes owed on first quarter income ($1.7 million).

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable, was $61.1 million at March 31, 2008 as compared to $53.8 million at December 31, 2007.  The ratio of current assets to current liabilities decreased from 1.64:1 at December 31, 2007 to 1.63:1 at March 31, 2008.  The increase in working capital, net of foreign exchange impacts, was due primarily to the increase in accounts receivable balances ($12.8 million).  Offsetting the increase in receivables was an increase in accounts payable ($4.0 million), an increase in income taxes payable ($1.7 million), and the addition of dividends payable ($1.3 million) for the first quarter dividend declared and not paid.

Cash flow provided by operations was $4.4 million during the first three months of 2008 compared with cash flow used by operations of $0.1 million during the first three months of 2007.  The increase in cash flow provided by operations was due to increased net income and increases in accounts payable and income taxes payable.

Liquidity and Capital Resources

Amounts outstanding under our $135.0 million credit facility and our $40.0 million notes as of March 31, 2008 were $70.2 million and $40.0 million, respectively.  See Note 7 of the Notes to Consolidated Financial Statements.  We were in compliance with all covenants of our $135.0 million credit facility and our $40.0 million senior notes as of March 31, 2008.  As of March 31, 2008, the Company had $64.8 million of availability under the $135.0 million revolving credit facility.

Many of our locations use the Euro as their functional currency.  In 2008, the fluctuation of the Euro against the U.S. Dollar favorably impacted revenue and income and increased the value of assets and liabilities, as the average Euro exchange rate was higher for the three months ended March 31, 2008 compared with the three months ended March 31, 2007 and the spot rate at March 31, 2008 was higher than the exchange rate at December 31, 2007.  As of March 31, 2008, no currency hedges were in place.  Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

During 2008, we plan to spend approximately $18.5 million on capital expenditures. Of this amount, approximately $4.9 million has been spent through March 31, 2008.  We intend to finance future fixed asset purchases with cash generated from operations and funds available under the credit facilities described above.  We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our working capital needs, projected capital expenditure requirements, stock repurchase program and dividend payments through December 2008.

During the third quarter of 2007, our Board of Directors authorized a new stock repurchase program under which we are authorized to repurchase up to $25 million in our common stock during the subsequent 12 months in the open market or in private transactions, in accordance with applicable laws and regulations.  During the three month period ended March 31, 2008, the Company did not repurchase any shares under this plan or make any other repurchases of common stock.

During the first quarter of 2008, a dividend was declared on March 31, 2008 totaling $1.3 million.  This dividend was paid on April 30, 2008.

Seasonality and Fluctuation in Quarterly Results

Historically, our net sales in the Metal Bearing Components Segment historically have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that have significantly slower production during the month of August.

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in our annual report on Form 10-K for the year ended December 31, 2007, including those policies as discussed in Note 1 to the annual report.  These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits.  There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies.  The only change during the three month period ended March 31, 2008 was adoption of SFAS 157 and SFAS 159 related to accounting for financial assets and liabilities under fair value.  SFAS 157 and SFAS 159 have had no effect on the financial statements for the three month period ended March 31, 2008.

Sales Concentration

Our supply agreements with SKF for tapered rollers and steel cages and with the Schaeffler Group for steel balls expire May 1, 2008 and June 30, 2008, respectively.  We are in the process of negotiating new supply contracts with both of these customers.  Generally upon expiration of  a supply contract, sales continue under the same commercial terms until new contracts are finalized.  Upon finalizing the new contracts, generally the terms are retroactive to the date the prior contract expired.

European Restructuring

As previously mentioned in our annual report on Form 10-K for the year ended December 31, 2007, during the first quarter of 2008 we officially signed an agreement with representatives of the Eltmann, Germany plant employees that contained significant contract revisions including new wage rates and increase hours worked per week.  This contract is in effect for two years.  During this time we have agreed not to involuntarily downsize employment levels at this location.

After the contract has expired, it is possible we might incur significant cash and non-cash restructuring costs and impairment charges related to reducing or eliminating the work force at this location.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies.  To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks.  We are exposed to changes in interest rates primarily as a result of our borrowing activities.  At March 31, 2008, we had $70.2 million outstanding under our variable rate revolving credit facilities and $40.0 million fixed rate senior notes outstanding.  See Note 7 of the Notes to Consolidated Financial Statements.  At March 31, 2008, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.7 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates.  We did not hold a position in any foreign currency hedging instruments as of March 31, 2008.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of March 31, 2008, the end of the period covered by this quarterly report.

During the three months ended March 31, 2008, management remediated a material weakness in our internal control over the accounting for impairment of customer relationship intangible assets that occurred during the three month periods ended June 30, 2007 and September 30, 2007.  Management’s remediation efforts focused on applying a correct interpretation of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in evaluating whether the Company’s intangible assets are impaired.  Please refer to the amended Quarterly Reports on Form 10-Q/A for the three month periods ended June 30, 2007 and September 30, 2007 filed with the Securities and Exchange Commission on February 27, 2008 for further information.

There have been no changes in the fiscal quarter ended March 31, 2008 in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation of the material weakness discussed above.

Part II. Other Information

Item 1.  Legal Proceedings

On March 20, 2006, we, as well as numerous other parties, received correspondence from the Environmental Protection Agency (“EPA”) requesting information regarding a former waste recycling vendor previously used by us.  The vendor has since ceased operations and the EPA is investigating the clean up of the site or sites used by the vendor.  The Company has contributed to an escrow fund along with 42 other potentially responsible parties for the purpose of investigating and addressing the environmental issues at the facility.  The Company’s contribution through the end of March 31, 2008 to the account was $23.  A Remedial Investigation and Risk Assessment report funded by the escrow fund was submitted to the EPA in December 2007.  As of the date of this report, we do not know whether we have any liability beyond the contribution to the escrow account mentioned earlier, related to this vendor’s actions, or estimatable range for any potential liability.  The Company believes its contribution to the remediation of the site, if any, would be approximately 1.083% or less of the volume of waste sent to the facility and the Company asserts that its waste was non-hazardous.

All of our other legal proceedings are of an ordinary and routine nature and are incidental to our operations.  Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business or financial condition or on the results of operations.

Item 1.A.  Risk Factors

There have not been any material changes in risk factors from those disclosed our annual report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008.

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

NN, Inc.
(Registrant)

Date: May 8, 2008	By:	/s/ Roderick R. Baty
Roderick R. Baty
Chairman, President and
Chief Executive Officer
(Duly Authorized Officer)

Date: May 8, 2008	By:	/s/ James H. Dorton
James H. Dorton
Vice President - Corporate Development and
Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: May 8, 2008	By:	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.
Vice President and
Chief Administrative Officer
(Duly Authorized Officer)

Date: May 8, 2008	By:	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Corporate Controller
(Principal Accounting Officer)