Form 10-Q
period 2008-06-30
NN INC
filed 2008-08-08
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-Q

  ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
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

As of August 6, 2008, there were 16,147,783  shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.
INDEX

Part I.	Financial Information	Page No.
Item 1.	Financial Statements:

	Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2008 and 2007 (unaudited) ....................................................................................................................................................................	2

	Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007 (unaudited) .....................................	3

	Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2008 (unaudited)...	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited) .......................	5

	Notes to Consolidated Financial Statements (unaudited)......................................................................................................	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.........................................	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk ..............................................................................................	21

Item 4.	Controls and Procedures ............................................................................................................................................................	21

Part II.	Other Information

Item 1.	Legal Proceedings ........................................................................................................................................................................	22

Item 1A.	Risk Factors ...................................................................................................................................................................................	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..............................................................................................	22

Item 3.	Defaults Upon Senior Securities ................................................................................................................................................	22

Item 4.	Submission of Matters to a Vote of Security Holders ............................................................................................................	22

Item 5.	Other Information .........................................................................................................................................................................	23

Item 6.	Exhibits ...........................................................................................................................................................................................	23

Signatures	...	24

Item 1.  Financial Statements

NN, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
(Thousands of Dollars, Except Per Share Data)	2008	2007		2008	2007
Net sales	$122,240		$107,302	$243,781	$215,246
Cost of products sold (exclusive of depreciation and amortization shown separately below)	97,248		85,929	193,741	171,010
Selling, general and administrative	10,011		9,558	20,220	18,983
Depreciation and amortization	6,387		5,658	12,650	11,180
Restructuring and impairment charges	--		13,336	--	13,336
Gain on disposal of assets	(4,018)		(6)	(4,159)	(11)
Income (loss) from operations	12,612		(7,173)	21,329	748

Interest expense	1,268		1,630	2,810	3,325
Other (income) expense, net	(284)		(22)	(419)	3
Income (loss) before provision for income taxes	11,628		(8,781)	18,938	(2,580)
Provision for income taxes	2,455		1,584	4,665	4,030
Net (loss) income	9,173		(10,365)	14,273	(6,610)

Other comprehensive income(loss):
Foreign currency translation gain	1,638		1,351	11,600	3,427
Comprehensive income (loss)	$10,811		$(9,014)	$25,873	$(3,183)

Basic income (loss) per common share:	$0.58	$	(0.62)	$0.90	$(0.39)

Weighted average shares outstanding	15,899		16,815	15,867	16,814

Diluted income (loss) per common share:	$0.57		$(0.62)	$0.89	$(0.39)

Weighted average shares outstanding	16,054		16,815	15,978	16,814

Cash dividends per common share	$0.08		$0.08	$0.16	$0.16

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(Thousands of Dollars)	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$14,273	$13,029
Accounts receivable, net of allowance for doubtful accounts of $410 and $1,412, respectively	82,390	65,566
Inventories, net	56,454	51,821
Other current assets	8,406	7,608
Total current assets	161,523	138,024

Property, plant and equipment, net	167,075	161,008
Goodwill, net	40,436	39,471
Intangible assets, net	8,613	9,279
Other assets	1,856	2,296
Total assets	$379,503	$350,078

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,306	$51,124
Accrued salaries, wages and benefits	16,807	15,087
Income taxes payable	2,243	144
Current maturities of long-term debt	7,624	11,851
Other current liabilities	5,277	6,050
Total current liabilities	85,257	84,256

Non-current deferred tax liabilities	17,579	18,682
Long-term debt (net of current portion)	103,172	100,193
Accrued pension and other	17,995	16,904
Total liabilities	224,003	220,035

Total stockholders’ equity	155,500	130,043

Total liabilities and stockholders’ equity	$379,503	$350,078

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock
(Thousands of Dollars and Shares)	Number of Shares	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehen- sive Income	Total
Balance, January 1, 2008	15,855	$159	$45,032	$57,083	$27,769	$130,043
Shares issued ($0.01 par value, authorized 45,000 shares)	167	2	1,082	--	--	1,084
Tax benefit on options exercised	--	--	400	--	--	400
Net income	--	--	--	14,273	--	14,273
Amortization of restricted stock awards	--	--	257	--	--	257
Stock option expense	--	--	388	--	--	388
Dividends declared	--	--	--	(2,545)	--	(2,545)
Translation gain	--	--	--	--	11,600	11,600
Balance, June 30, 2008	16,022	$161	$47,159	$68,811	$39,369	$155,500

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Thousands of Dollars)	2008	2007
Operating Activities:
Net income (loss)	$14,273	$(6,610)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,650	11,180
Amortization of debt issue costs	126	100
Gain on disposal of property, plant and equipment	(4,159)	(11)
Compensation expense from issuance of restricted stock and incentive stock options	645	368
Restructuring and impairment charges	--	13,336
Deferred income tax	(970)	84
Non-cash interest expense	102	90
Changes in operating assets and liabilities:
Accounts receivable	(14,825)	(10,021)
Inventories	(2,608)	(1,221)
Accounts payable	(739)	(3,585)
Other assets and liabilities	1,795	313
Net cash provided by operating activities	6,290	4,023

Investing Activities:
Acquisition of property, plant and equipment	(8,945)	(6,824)
Proceeds from disposals of property, plant and equipment	5,780	--
Acquisition of intangibles and goodwill	--	(162)
Net cash used by investing activities	(3,165)	(6,986)

Financing Activities:
Increase in cash from book overdraft	--	84
Repayment of short-term debt	(3,839)	--
Repayment of long-term debt	--	(617)
Proceeds from short-term debt	--	8,203
Principal payment on capital lease	(22)	(18)
Proceeds from issuance of stock	1,084	292
Proceeds from long term debt	3,286	17,400
Debt issuance cost paid	--	(161)
Dividends paid	(2,545)	(2,696)
Repayment of related party debt	--	(18,638)
Net cash provided (used) by financing activities	(2,036)	3,849

Effect of exchange rate changes on cash and cash equivalents	155	253

Net Change in Cash and Cash Equivalents	1,244	1,139
Cash and Cash Equivalents at Beginning of Period	13,029	11,681
Cash and Cash Equivalents at End of Period	$14,273	$12,820

Supplemental schedule of non-cash investing and financing activities:
Reduced note payable to customer with offsetting reduction to accounts receivable ($797 in 2008 and $707 in 2007) and an increase to interest expense ($102 in 2008 and $90 in 2007)	$695	$617

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the “Company”) have not been audited, except that the balance sheet at December 31, 2007 is derived from the Company’s consolidated audited financial statements.  In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three and six month periods ended June 30, 2008 and 2007, the Company’s financial position at June 30, 2008 and December 31, 2007, and the cash flows for the six month periods ended June 30, 2008 and 2007.  These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods.  As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

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

The results for the three and six month periods ended June 30, 2008 are not necessarily indicative of results for the year ending December 31, 2008 or any other future periods.

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 financial statement presentation.

Note 2. Restructuring and Impairment Charges

Metal Bearing Components Segment Restructuring, Impairment and Other Cost Reduction Actions

On July 25, 2007, we announced several actions intended to improve corporate financial performance that resulted in the recognition of certain restructuring, impairment and other non-recurring charges.  Earlier in July 2007, management made a decision that, at that time, to reduce output at four of the six ball plants would be the best financial and logistical solution to align capacity.  Since the reporting value of tangible and intangible assets must be supported by cash flow from the operations, the changes resulted in reductions in value of certain tangible and intangible assets at the affected ball plants.

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

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Inventories are comprised of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$16,078	$15,076
Work in process	13,034	9,808
Finished goods	29,049	28,925
Less inventory reserves	(1,707)	(1,988)
	$56,454	$51,821

Inventories on consignment at customer locations as of June 30, 2008 and December 31, 2007 totaled $7,262 and $5,702, respectively.

Note 4. Net Income Per Share
	Three months ended June 30,		Six months ended June 30,
(Thousands of Dollars, Except Share and Per Share Data)	2008	2007	2008	2007
Net income (loss)	$9,173	$(10,365)	$14,273	$(6,610)

Weighted average basic shares outstanding	15,898,888	16,815,249	15,867,284	16,813,871
Effect of dilutive stock options	155,011	--	110,962	--
Weighted average dilutive shares outstanding	16,053,899	16,815,249	15,978,246	16,813,871

Basic net income (loss) per share	$0.58	$(0.62)	$0.90	$(0.39)
Diluted net income (loss) per share	$0.57	$(0.62)	$0.89	$(0.39)

Excluded from the dilutive shares outstanding for the three and six month periods ended June 30, 2008 were 420,500 and 973,332, respectively, of anti-dilutive options which had exercise prices ranging from $9.36 to $12.62.  Excluded from the dilutive shares outstanding for the three and six month periods ended June 30, 2007 were 624,000 anti-dilutive options which had exercise prices ranging from $11.29 and $12.62.

Note 5. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the “Segment Information” footnote and the “Summary of Significant Accounting Policies and Practices” footnote, respectively, in our financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2007.  We evaluate segment performance based on segment net income or loss after income taxes.  We account for inter-segment sales and transfers at current market prices.  We did not have any significant inter-segment transactions during the three and six month periods ended June 30, 2008 and 2007.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

	Three Months Ended June 30,
	2008				2007
(In Thousands of Dollars)	Metal Bearing Com- ponents Segment	Precision Metal Com- ponents Segment	Plastic and Rubber Com- ponents Segment	All Other	Metal Bearing Com- ponents Segment	Precision Metal Com- ponents Segment	Plastic and Rubber Com- ponents Segment	All Other
Revenues from external customers	$ 94,248	$ 17,188	$ 10,804	$ --	$ 76,275	$ 17,108	$ 13,919	$ --

Net income (loss)	10,537	249	241	(1,854)	(8,594)	(507)	630	(1,894)

Total Assets	$ 268,676	$ 54,321	$ 52,457	$ 4,049	$ 231,614	$ 53,064	$ 52,182	$ 6,981

	Six Months Ended June 30,
	2008				2007
(In Thousands of Dollars)	Metal Bearing Com- ponents Segment	Precision Metal Com- ponents Segment	Plastic and Rubber Com- ponents Segment	All Other	Metal Bearing Com- ponents Segment	Precision Metal Com- ponents Segment	Plastic and Rubber Com- ponents Segment	All Other
Revenues from external customers	$ 184,688	$ 36,287	$ 22,806	$ --	$ 153,559	$ 35,136	$ 26,551	$ --

Net income (loss)	16,510	927	515	(3,679)	(3,712)	(460)	1,119	(3,557)

Total Assets	$ 268,676	$ 54,321	$ 52,457	$ 4,049	$ 231,614	$53,064	$52,182	$ 6,981

Note 6. Pensions

We have a defined benefit pension plan covering the employees at our Eltmann, Germany facility.  The benefits are based on the expected years of service; however, as the plan was curtailed in 2006, the plan no longer incurs service cost.  The plan is unfunded.  There were no prior service costs recognized in the three and six months ended June 30, 2008 and 2007.  We expect to contribute approximately $297 to the Eltmann, Germany pension plan in 2008.  As of June 30, 2008, approximately $149 of contributions had been made.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan covering our Pinerolo, Italy employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment.  The table below summarizes the changes to the severance indemnity for the three and six month periods ended June 30, 2008 and 2007:

Three months ended June 30,	Six months ended June 30,
(In Thousands of Dollars)	2008	2007	2008	2007
Beginning balance	$9,085	$7,975	$8,551	$8,020
Amounts accrued	429	343	801	586
Payments to employees	(146)	--	(366)	(381)
Payments to pension funds	(227)	--	(534)	--
Currency impacts	(21)	113	668	206
Ending balance	$9,120	$8,431	$9,120	$8,431

Service and Early Retirement Provisions

We have two plans that cover our Veenendaal, The Netherlands employees.  One provides an award for employees who achieve 25 or 40 years of service and the other is for employees who retire before normal retirement age.  These plans are both unfunded and the benefits are based on years of service and rate of compensation increase.  The table below summarizes the changes in the two plans combined during the three and six month periods ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
(In Thousands of Dollars)	2008	2007	2008	2007
Beginning balance	$985	$501	$897	$495
Service cost	13	--	26	--
Interest cost	15	--	29	--
Benefits paid	(73)	--	(86)	--
Currency impacts	(4)	7	70	13
Ending balance	$936	$508	$936	$508

Note 7. New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS No. 141R") which replaces SFAS No. 141 "Business Combinations" ("SFAS No. 141").  SFAS No. 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations.  However, SFAS No. 141R provides for the following changes from SFAS No. 141:  an acquirer will record 100% of assets and liabilities of acquired business, including goodwill, at fair value, regardless of the level of interest acquired; certain contingent assets and liabilities will be recognized at fair value at the acquisition date; contingent consideration will be recognized at fair value on the acquisition date with changes in fair value to be recognized in earnings upon settlement; acquisition-related transaction and restructuring costs will be expensed as incurred; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and when making adjustments to finalize preliminary accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  SFAS No. 141R will not have an impact on the Company's consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of the acquisitions consummated after the effective date.

Note 8. Long-Term Debt and Short-Term Debt

Long-term debt at June 30, 2008 and December 31, 2007 consisted of the following:
	June 30, 2008	December 31, 2007
Borrowings under our $135,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (2.46% at June 30, 2008) plus an applicable margin of 0.60 to 0.925, expiring September 20, 2011.	$75,636	$70,476

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	34,286	40,000

Long term note payable with customer related to acquiring equipment from customer as part of long term supply agreement. Note carries a 0% rate of interest. Interest on this note has been imputed at a rate of 5.41%. Note is reduced by applying a fixed amount per piece purchased by customer.	874	1,568

Total debt	110,796	112,044

Less current maturities of long-term debt	7,624	11,851

Long-term debt, excluding current maturities of long-term debt	$103,172	$100,193

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

The current maturities of long-term debt as of June 30, 2008 are composed primarily of $1,036 of short term borrowings under the short term portion of the revolving credit facility and the $5,714 second installment on our senior notes due April 26, 2009.

We were in compliance with all covenants related to the $135.0 million credit facility and the $40.0 million senior notes as of June 30, 2008.  The specific covenants to which we are subject are disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

Note 9. Goodwill

The changes in the carrying amount of goodwill for the six month period ended June 30, 2008 are as follows:

Goodwill
(In Thousands of Dollars)	Precision Metal Components Segment	Plastic and Rubber Components Segment	Metal Bearing Components Segment	Total
Balance as of January 1, 2008	$4,274	$25,755	$9,442	$39,471
Currency impacts	--	--	965	965
Balance as of June 30, 2008	$4,274	$25,755	$10,407	$40,436

Note 10. Intangible assets, net of amortization

(In Thousands of Dollars)	Precision Metal Components Segment	Metal Bearing Components Segment	Total
Balance of Amortizable Intangible Assets as of January 1, 2008	$ 6,484	$ 1,895	$ 8,379
Amortization	(423)	(322)	(745)
Currency impacts	--	79	79
Balance of Amortizable Intangible Assets as of June 30, 2008	$ 6,061	$ 1,652	$ 7,713

Of the intangible assets within the Precision Metal Components Segment, the majority of the value is a customer relationship intangible with a net carrying value of $5,982.  This intangible asset has an original estimated useful life of 10 years and $361 of amortization expense was recorded in the six months ended June 30, 2008.  The remainder of the intangibles is made up of a covenant not to compete and a favorable leasehold interest with net carrying values of $31 and $48, respectively.  These items were originally amortizable over two and two and a half years, respectively, and $37 and $25 in amortization expense, respectively, was recorded in 2008.  The accumulated amortization related to all of these intangible assets at June 30, 2008 was $1,118.  Also, in the Precision Metal Components Segment is an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway.

Within the Metal Bearing Components Segment the intangible asset is a contract intangible.  This intangible asset is subject to amortization over approximately 5 years.  For the six months ended June 30, 2008, the amortization expense totaled $322 and accumulated amortization totaled $1,282 at June 30, 2008.

Note 11.    Stock Compensation

In the three and six month periods ended June 30, 2008 and 2007, approximately $330 and $645 for 2008 and $234 and $368 for 2007, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards.  On March 6, 2008, the Company granted 160,000

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

options to the non-executive directors, officers and certain other key employees.  The fair value of the options cannot be determined by market value as our options are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes model which relies on certain assumptions to estimate an option's fair value.

The following table provides a reconciliation of option activity for the six month period ended June 30, 2008.

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	1,530	$9.93
Granted	160	$9.36
Exercised	(167)	6.48
Forfeited or expired	(8)	$11.65
Outstanding at June 30, 2008	1,515	$10.26	5.9	$5,606	(1)
Exercisable at June 30, 2008	1,180	$10.16	5.0	$4,504	(1)

(1) Intrinsic value is the amount by which the market price of the stock ($13.94) was greater than the exercise price of each individual option grant at June 30, 2008.

Restricted Stock Awards

The recognized compensation costs before tax for restricted stock awards in the three and six month periods ended June 30, 2008 and 2007 were approximately $16 and $31 for 2008, and $26 and $53 for 2007, respectively.  There is no unrecognized compensation cost for these awards at June 30, 2008.  As of June 30, 2008, the actual cumulative forfeiture rate of the awards granted was approximately 10%.  During the six month period ended June 30, 2008 there have not been any shares granted, vested or forfeited.

Long Term Incentive Plan

The compensation expense recognized during the three and six month periods ended June 30, 2008 and 2007 related to this plan was $113 and $226, respectively, and $0 and $0, respectively.  At June 30, 2008 there was $679 of unrecognized compensation cost, before tax, to be recognized over approximately one year and six months. During the six month period ended June 30, 2008, there have not been any performance units granted, vested or forfeited.

Note 12. Provision for Income Taxes

For the three and six month periods ended June 30, 2008, the difference between the federal statutory tax rate of 34% and our effective tax rate of 21% and 25%, respectively, is primarily due to a $1,142 deferred tax benefit recognized by our Italian operation resulting from our election under a new Italian tax law to harmonize that operation's net fixed asset values for tax and statutory reporting.  Additionally, the $4,018 gain on sale of fixed assets was in a jurisdiction with a lower effective tax rate than the U.S.  Finally, the income tax rates in many of the foreign countries in which we operate are lower than the U.S federal rate.  In addition, we utilized net operating loss carryforwards to offset taxable income at our German and Slovakian operations.  For the remainder of 2008, our effective tax rate is expected to be consistent with the U.S. statutory rate of 34%.

Note 13.   Commitments and Contingencies

On March 20, 2006, we, as well as numerous other parties, received correspondence from the Environmental Protection Agency (“EPA”) requesting information regarding a former waste recycling vendor previously used by us.  The vendor has since ceased operations and the EPA is investigating the clean up of the site or sites used by the vendor.  The Company has contributed to an escrow fund along with 42 other potentially responsible parties for the purpose of investigating and addressing the environmental issues at the facility.  The Company’s contribution through the end of June 30, 2008 to the

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

account was $28.  A Remedial Investigation and Risk Assessment report funded by the escrow fund was submitted to the EPA in December 2007.  As of the date of this report, we do not know whether we have any liability beyond the contribution to the escrow account mentioned earlier, related to this vendor’s actions, or estimatable range for any potential liability.  The Company believes its contribution to the remediation of the site, if any, would be approximately 1.083% or less of the volume of waste sent to the facility and the Company asserts that its waste was non-hazardous.  All other legal matters are of an ordinary and routine nature and are incidental to our operations.  Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business or financial condition or on the results of operations.

Note 14. Property, Plant and Equipment

During the three month period ended June 30, 2008, the Veenendaal, The Netherlands facility (part of the Metal Bearing Components Segment) disposed of excess land with a book value of $1,610 for proceeds of $5,628 and a resulting gain of $4,018 ($2,995, after tax).

During the three month period ended June 30, 2007, fixed assets at certain European operations of the Metal Bearing Components Segment were impaired as a result of the European restructuring (see Note 2).  The total reduction in fixed assets from the impairment charge, during period end June 30, 2007, was $3,320 and was reported in the Restructuring and impairment charges line of the Consolidated Statements of Income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under Item 1.A. “Risk Factors”.  There have been no material changes to these risk factors since December 31, 2007.

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007.

OVERALL RESULTS

(In Thousands of Dollars)	Consolidated NN, Inc.
	2008	2007	Change
Net sales	$122,240	$107,302	$14,938
Cost of products sold (exclusive of depreciation and amortization shown separately below)	97,248	85,929	11,319
Selling, general, and administrative	10,011	9,558	453
Depreciation and amortization	6,387	5,658	729
Restructuring and impairment charges	--	13,336	(13,336)
Interest expense, net	1,268	1,630	(362)
Gain on disposal of assets	(4,018)	(6)	(4,012)
Other income, net	(284)	(22)	(262)
Income (loss) before provision for income taxes	11,628	(8,781)	20,409
Provision for income taxes	2,455	1,584	871
Net income (loss)	$9,173	$(10,365)	$19,538

Net Sales.  Sales have increased due to the appreciation in value of Euro denominated sales relative to the U.S. Dollar ($10.4 million).  In addition, sales have increased due to higher sales volume in our Metal Bearings Components Segment due to market share gains and strong levels of industrial end market demand in North America and Europe partially offset by volume reductions in our Plastic and Rubber Components Segment due to U.S. automotive market weakness ($4.6 million).  Finally, sales have increased due to price increases from passing through raw material inflation to customers ($1.2 million).  Partially offsetting these increases are price decreases given to several large customers in agreement with contractual terms net of price increases given to non contractual customers ($0.5 million) and unfavorable product mix to existing customers ($0.8 million).

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold increased primarily due to the increase in value of Euro denominated costs relative to the U.S. Dollar ($7.9 million).  In addition, cost of products sold increased due to higher sales volumes in our Metal Bearing Components Segment partially offset by decreases in our Plastic and Rubber Components Segment ($3.7 million).  Finally, raw material, labor and utility inflation increased the total ($2.1 million).  Offsetting these increases were favorable impacts from our Level 3 cost reduction program and other planned projects focused on reducing cost of manufacturing and from operating improvements at our three newest operations: Whirlaway, China, and Slovakia ($1.1 million).  Additionally, costs were down due to a favorable mix of products sold ($0.7 million) and due to the reversal of an environmental reserve related to the sale of excess land in the second quarter of 2008 ($0.6 million).

Selling, General and Administrative Expenses.  The increase was primarily due to the increase in the value of Euro denominated cost relative to the U.S. Dollar ($0.6 million).  Excluding foreign exchange impacts, expenses were lower due to overall lower levels of spending ($0.2 million).

Depreciation and Amortization.  These costs are higher due to the increase in the value of the Euro based depreciation and amortization relative to the U.S. Dollar ($0.5 million).  Additionally, depreciation expense increased on assets placed in service at our new plants in China and Slovakia ($0.2 million).

Interest expense.   Interest expense is lower due to decreases in the base LIBOR interest rate which reduced the cost of borrowing under our variable rate credit agreement.

Gain on disposal of assets.  During the three month period ended June 30, 2008 a location in our Metal Bearings Components Segment sold excess land for a pre-tax gain of $4.0 million.

Restructuring and impairment charges.  During the three month period ended June 30, 2007, we impaired certain goodwill and fixed asset balances related to the Metal Bearing Components restructuring.

Provision for income taxes. The 2008 second quarter effective rate of 21.1% was higher than the 2007 second quarter effective rate of negative 18.1%.  The second quarter of 2008 rate was reduced, as compared to the U.S. statutory rate, by the effect of electing to eliminate a portion of deferred tax liabilities at our Italian location under provisions of a new Italian law.  This provided a $1.1 million benefit which reduced the tax rate 9.8 percentage points.  Additionally, the gain of the sale of land was taxed at a lower rate than our traditional blended tax rate which further reduced the tax rate 2.9 percentage points.  The tax rate of the second quarter of 2007 was impacted by the large impairments with the minimal tax impact due to valuation reserves on the tax benefits from the impairment charges and other related tax benefits.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended June 30,
	2008	2007	Change
Net sales	$94,248	$76,275	$17,973
Segment net income, excluding restructuring and impairment charges, net of tax	10,537	4,826	5,711
Restructuring and impairment charges, net of tax	--	(13,420)	13,420
Segment net income (loss)	$10,537	$(8,594)	$19,131

The sales increase in the Metal Bearing Components Segment was due to the positive impacts from the rise in value of Euro based sales relative to the U.S. Dollar ($10.4 million).  Additionally, the Metal Bearing Components Segment experienced higher sales volume in North America, Europe and Asia due to new programs, market share gains, and strong European and North American industrial end market demand ($7.3 million).  Finally, sales increased due to price increases related to passing through raw material inflation to customers ($1.6 million).  These increases were partially offset by unfavorable product mix ($0.8 million) and due to contractual price decreases to certain large customers net of price increases given to non contractual customers ($0.5 million).

The second quarter of 2008 segment net income was positively impacted by two non-operating one-time benefits.  The first was a $3.0 million after tax gain on sale of excess land.  The other was a $1.1 million tax benefit related to reducing certain deferred tax liabilities at our Italian operation under a new Italian tax law.  Additionally, second quarter 2008 segment net income was favorable to second quarter 2007 segment net loss due to the $13.4 million of impairment charges in the second quarter of 2007 that did not repeat in the second quarter of 2008.

Without  the one-time non-operating benefits, segment net income increased due to the higher sales volume ($1.3 million) and from the appreciation of Euro denominated sales less Euro denominated cost ($0.6 million).  Additionally, the gain from the reversal of an environmental reserve, related to the excess land sold in the second quarter of 2008, increased segment net income ($0.4 million).  Offsetting these gains were inflation impacts, net of material price pass through and cost reduction project savings ($0.7 million).

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended June 30,
	2008	2007	Change
Net sales	$17,188	$17,108	$80

Segment net income	$249	$(507)	$756

Sales volume  increased at both our largest heating, ventilation and air conditioning equipment customer and our largest heavy truck customer from unusually low levels in 2007.  However, these volume increases were offset by reduced sales to customers that serve the U.S. automotive market particularly light trucks with diesel engines.

The segment’s net income was higher due to production efficiencies that resulted from projects targeting reduction in labor and manufacturing supplies costs ($0.6 million) and from lower net interest cost ($0.2 million).

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended June 30,
	2008	2007	Change
Net sales	$10,804	$13,919	$(3,115)

Segment net income	$241	$630	$(389)

Revenues in the Plastic and Rubber Components Segment were down due to lower sales volume to customers that sell products to U.S. automotive manufacturers ($3.2 million).  The lower sales were due to a general downturn in that market and the effects of a strike at a major U.S. automotive supplier which affected several of our customers’ sales volumes.  This decrease was partially offset by the impact of price increases at certain customers ($0.1 million).

Segment net income was negatively affected by the volume decreases in sales net of cost of goods sold ($0.7 million).  Planned cost reduction projects and price increases, net of inflation, partially offset the volume impacts ($ 0.3 million).

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007.

OVERALL RESULTS

(In Thousands of Dollars)	Consolidated NN, Inc.
	2008	2007	Change
Net sales	$243,781	$215,246	$28,535
Cost of products sold (exclusive of depreciation and amortization shown separately below)	193,741	171,010	22,731
Selling, general, and administrative	20,220	18,983	1,237
Depreciation and amortization	12,650	11,180	1,470
Restructuring and impairment charges	--	13,336	(13,336)
Interest expense, net	2,810	3,325	(515)
Gain on disposal of assets	(4,159)	(11)	(4,148)
Other (income) expense, net	(419)	3	(422)
Income (loss) before provision for income taxes	18,938	(2,580)	21,518
Provision for income taxes	4,665	4,030	635
Net income (loss)	$14,273	$(6,610)	$20,883

Net Sales.  Sales have increased due to the appreciation in value of Euro denominated sales relative to the U.S. Dollar ($18.7 million).  In addition, sales have increased due to higher sales volume primarily in our Metal Bearings Components Segment due to market share gains and strong levels of industrial end market demand in North America and Europe ($10.2 million).  Finally, sales have increased due to price increases from passing through raw material inflation to customers ($2.2 million).  Partially offsetting these increases are price decreases given to several large customers in agreement with contractual terms net of prices increases given to non-contractual customers ($1.0 million) and unfavorable product mix to existing customers ($1.6 million).

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold increased due to the increase in value of Euro denominated costs relative to the U.S. Dollar ($14.8 million).  In addition, cost of products sold increased due to higher sales volumes primarily in our Metal Bearing Components Segment ($8.0 million).  Finally, raw material, labor and utility inflation increased the total ($4.3 million).  Offsetting these increases were favorable impacts from our Level 3 cost reduction program and other planned projects focused on reducing cost of manufacturing and from operating improvements at our three newest operations: Whirlaway, China, and Slovakia ($4.4 million).

Selling, General and Administrative Expenses.  The increase was primarily due to the increase in the value of Euro denominated cost relative to the U.S. Dollar ($1.2 million).

Depreciation and Amortization.  These costs are higher due to the increase in the value of the Euro based depreciation and amortization relative to the U.S. Dollar ($0.9 million).  Additionally, depreciation expense increased for depreciation on assets placed in service at our new plants in China and Slovakia ($0.6 million).

Restructuring and impairment charges.  During the quarter ended June 30, 2007, we impaired certain goodwill and fixed asset balances related to the Metal Bearing Components restructuring.

Interest expense.   Interest expense is lower due to decreases in the base LIBOR interest rate which reduced the cost of borrowing under our variable rate credit agreement.

Gain on disposal of assets.  During the three month period ended June 30, 2008 a location in our Metal Bearings Components Segment sold excess land for a pre-tax gain of $4.0 million.

Provision for income taxes. The 2008 six month period ended June 30, 2008 effective rate of 24.5% was higher than the 2007 six month period effective rate of negative 156.2%.  The 2008 rate was reduced, as compared to the U. S. statutory rate,  by the effect of electing to eliminate a portion of deferred tax liabilities at our Italian location under provisions of a new Italian law.  This provided a $1.1 million benefit and reduced the tax rate 6.0 percentage points.  Additionally, the gain of the sale of land was taxed at a lower rate than our traditional blended tax rate which reduced the tax rate 1.8 percentage points.  In addition, the tax rate for the six months ended June 30, 2008 was favorably impacted by a reduction in certain foreign tax rates and the utilization of net operating loss carry forwards to offset taxable income at certain foreign locations.  The tax rate of the six months ended June 30, 2007 was impacted by the large impairments with the minimal tax impact due to valuation reserves on the tax benefits from the impairment charges and other related tax benefits.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Six Months Ended June 30,
	2008	2007	Change
Net sales	$184,688	$153,559	$31,129

Segment profit, excluding restructuring and impairment changes, net of tax	16,510	9,708	6,802
Restructuring and impairment charges, net of tax	--	(13,420)	13,420
Net income (loss)	$16,510	$(3,712)	$20,222

The sales increase in the Metal Bearing Components Segment was due to the positive impacts from the rise in value of Euro based sales relative to the U.S. Dollar ($18.7 million).  Additionally, the Metal Bearing Components Segment experienced higher sales volume in North America, Europe and Asia due to new programs, market share gains, and strong European and North American industrial end market demand ($12.7 million).  Finally, sales increased due to price increases related to passing through raw material inflation to customers ($2.6 million).  These increases were partially offset by unfavorable product and customer mix ($1.6 million) and due to contractual price decreases to certain large customers net of price increases given to non-contractual customers ($1.3 million).

The 2008 segment net income was positively impacted by two non-operating one-time benefits.  The first was a $3.0 million after tax gain on sale of excess land.  The other was a $1.1 million tax benefit related to reducing certain deferred tax liabilities at our Italian operation under a new Italian tax law.  Additionally, 2008 segment net income was favorable to 2007 segment net loss due to the $13.4 million of impairment charges in 2007 that did not repeat in 2008.

Factoring out the one-time non-operating benefits, segment net income increased due to the higher sales volume ($2.3 million) and from the appreciation of Euro denominated sales less Euro denominated cost ($1.0 million.)  In addition, planned cost reduction initiatives especially at our Asia and Slovakia operation had a net positive impact to segment net income ($1.4 million) along with the reversal of an environmental reserve related to the excess land sold in the second quarter of 2008 ($0.4 million).  Offsetting these gains were the effects of price decreases given to certain customers under contractual terms and unfavorable customer and product mix impacts ($1.7 million).  Additionally, inflation net of material inflation passed through to customers reduced segment net income $(0.7 million).

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Six Months Ended June 30,
	2008	2007	Change
Net sales	$36,287	$35,136	$1,151

Net income (loss)	$927	$(460)	$1,387

Sales volume increased at both our largest heating, ventilation and air conditioning equipment customer and our largest heavy truck customer from unusually low levels in 2007 ($2.2 million).  However, in the second quarter these volume increases were offset by reduced sales to customers that serve the U.S. automotive market particularly light trucks with diesel engines ($1.0 million).

The segment’s net income was higher due to the increased sales volume ($0.2 million).  In addition, net income was higher due to production efficiencies in labor and manufacturing supplies ($1.0 million) and from lower net interest cost ($0.2 million).

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Six Months Ended June 30,
	2008	2007	Change
Net sales	$22,806	$26,551	$(3,745)

Net income	$515	$1,119	$(604)

Revenues in the Plastic and Rubber Components Segment were down due to lower sales volume to customers that sell products to U.S. automotive manufacturers ($3.9 million).  The lower sales were due to a general downturn in that market and the effects of a strike at a major U.S. automotive supplier which affected several of our customers’ sales volumes.  This decrease was partially offset by the impact of price increases at certain customers ($0.2 million).

Segment net income was negatively affected by the volume decreases in sales net of cost of goods sold ($0.9 million).  Planned cost reduction projects and price increases, net of inflation, partially offset the volume impacts and impacts of price increases ($ 0.3 million).

Changes in Financial Condition

Total assets and current assets increased approximately $17.9 million and $5.9 million, respectively, from the December 31, 2007 balance due to appreciation of Euro denominated account balances relative to the U.S. Dollar.  Factoring out the foreign exchange effects, accounts receivable was higher due to increased sales volume in the second quarter of 2008 over the fourth quarter of 2007 and due to timing of certain customer payments ($14.1 million).  Inventories were higher ($2.7 million) due to increased production levels in the second quarter of 2008.  Factoring out foreign exchange effects, property, plant and equipment decreased as year to date capital spending has been lower than depreciation and land with a net book value of $1.4 million was disposed of in the second quarter of 2008 ($4.6 million).

Total liabilities and current liabilities increased approximately $5.8 million and $4.0 million, respectively, from December 31, 2007 due to appreciation of Euro denominated balances relative to the U.S. Dollar.  Factoring out the foreign exchange effects, accounts payable was down due to timing of payments to certain customers ($0.6 million).  Liabilities increased due to the accrual of taxes owed on first six months 2008 income ($2.0 million) but were partially offset by reductions in deferred tax liabilities ($1.7 million).  Finally, liabilities decreased due to the utilization and ultimate reversal of an EPA reserve related to the excess land sold in the Netherlands ($0.8 million).

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable, was $76.3 million at June 30, 2008 as compared to $53.8 million at December 31, 2007.  The ratio of current assets to current liabilities increased from 1.64:1 at December 31, 2007 to 1.89:1 at June 30, 2008.  The increase in working capital was due primarily to the increase in accounts receivable balances ($14.1 million).  In addition, working capital increased due to higher inventory levels ($2.7 million).  Finally, a reduction in the balance of the current portion of long-term debt ($4.2 million) reduced working capital.  The majority of that reduction was reclassified to long-term debt.

Cash flow provided by operations was $6.3 million during the first six months of 2008 compared with cash flow provided by operations of $4.0 million during the first six months of 2007.  The increase in cash flow provided by operations is due to increased net income partially offset by higher levels of working capital due to 2008 sales levels being greater than 2007 sales levels.

During the three month period ended June 30, 2007, we recorded approximately $13.3 million ($12.6 million after-tax) of non-cash impairment charges.  These charges include the write-down to estimated fair market value of certain excess production equipment and the full impairment of goodwill at one location to levels supported by projected cash flows after the restructuring.  These charges did not require the use of any of the company’s existing cash flows from operations or available credit lines.

Liquidity and Capital Resources

Amounts outstanding under our $135.0 million credit facility and our $40.0 million notes as of June 30, 2008 were $75.6 million and $34.3 million, respectively.  See Note 8 of the Notes to Consolidated Financial Statements.  We were in compliance with all covenants of our $135.0 million credit facility and our $40.0 million senior notes as of June 30, 2008.  As of June 30, 2008, the Company had $59.4 million of availability under the $135.0 million revolving credit facility.

Many of our locations use the Euro as their functional currency.  In 2008, the fluctuation of the Euro against the U.S. Dollar favorably impacted revenue and income and increased the value of assets and liabilities, as the average Euro exchange rate was higher for the six months ended June 30, 2008 compared with the six months ended June 30, 2007 and the spot rate at June 30, 2008 was higher than the exchange rate at December 31, 2007.  As of June 30, 2008, no currency hedges were in place.  Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

During 2008, we plan to spend approximately $18.5 million on capital expenditures. Of this amount, approximately $8.9 million has been spent through June 30, 2008.  We intend to finance future fixed asset purchases with cash generated from operations and funds available under the credit facilities described above.  We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our working capital needs, projected capital expenditure requirements, possible stock repurchases and expected dividend payments through December 2008.

During the third quarter of 2007, our Board of Directors authorized a new stock repurchase program under which we are authorized to repurchase up to $25 million in our common stock during the subsequent 12 months in the open market or in private transactions, in accordance with applicable laws and regulations.  During the three and six month periods ended June 30, 2008, the Company did not repurchase any shares under this plan or make any other repurchases of common stock.

During the second quarter of 2008, a dividend declared on March 31, 2008 totaling $1.3 million was paid on April 30, 2008.  In addition, a dividend totaling $1.3 million was declared on May 29, 2008 and was paid on June 23, 2008.

Seasonality and Fluctuation in Quarterly Results

Historically, our net sales in the Metal Bearing Components Segment historically have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that have significantly slower production during the month of August.

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in our annual report on Form 10-K for the year ended December 31, 2007, including those policies as discussed in Note 1 to the annual report.  These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits.  There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies.  The only change during the six month period ended June 30, 2008 was adoption of SFAS 157 and SFAS 159 related to accounting for financial assets and liabilities under fair value.  SFAS 157 and SFAS 159 have had no effect on the financial statements for the six month period ended June 30, 2008.

Sales Concentration

Our supply agreements with SKF for tapered rollers and steel cages and with the Schaeffler Group for steel balls expire May 1, 2008 and June 30, 2008, respectively.  We are in the process of negotiating new supply contracts with SKF for the tapered rollers and steel cages.  We have an informal agreement in principle to continue the current commercial terms until the end of 2008.  A new contract for beyond 2008 is still in the process of being negotiated.  In regards to the Schaeffler Group, we are still in the process of negotiating a new contract.  We continue to sell to Schaeffler under similar commercial terms as the prior formal contract.  For the three and six month periods ended June 30, 2008, our percentage of total sales to SKF and Schaeffler are consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

European Restructuring

As previously mentioned in our annual report on Form 10-K for the year ended December 31, 2007, during the first quarter of 2008 we officially signed an agreement with representatives of the Eltmann, Germany plant employees that contained significant contract revisions including new wage rates and increase hours worked per week.  This contract is in effect for two years through December 31, 2009.  During this time we have agreed not to involuntarily downsize employment levels at this location.

It is possible we might incur significant cash and non-cash restructuring costs and impairment charges related to reducing or eliminating the work force at this location.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies.  To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks.  We are exposed to changes in interest rates primarily as a result of our borrowing activities.  At June 30, 2008, we had $75.6 million outstanding under our variable rate revolving credit facilities and $34.3 million fixed rate senior notes outstanding.  See Note 8 of the Notes to Consolidated Financial Statements.  At June 30, 2008, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.8 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates.  We did not hold a position in any foreign currency hedging instruments as of June 30, 2008.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of June 30, 2008, the end of the period covered by this quarterly report.

There have been no changes in the fiscal quarter ended June 30, 2008 in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.     Legal Proceedings

On March 20, 2006, we, as well as numerous other parties, received correspondence from the Environmental Protection Agency (“EPA”) requesting information regarding a former waste recycling vendor previously used by us.  The vendor has since ceased operations and the EPA is investigating the clean up of the site or sites used by the vendor.  The Company has contributed to an escrow fund along with 42 other potentially responsible parties for the purpose of investigating and addressing the environmental issues at the facility.  The Company’s contribution through the end of June 30, 2008 to the account was $28 thousand dollars.  A Remedial Investigation and Risk Assessment report funded by the escrow fund was submitted to the EPA in December 2007.  As of the date of this report, we do not know whether we have any liability beyond the contribution to the escrow account mentioned earlier, related to this vendor’s actions, or estimatable range for any potential liability.  The Company believes its contribution to the remediation of the site, if any, would be approximately 1.083% or less of the volume of waste sent to the facility and the Company asserts that its waste was non-hazardous.

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
     c)  None
Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 22, 2008.  As of March 31, 2008, the record date for the meeting, there were 15,854,643 shares of common stock outstanding and entitled to vote at the meeting.  There were present at said meeting, in person or by proxy, stockholders holding 15,036,079 shares of common stock, constituting approximately 95% of the shares of common stock outstanding and entitled to vote, which constituted a quorum.

The first matter voted upon at the meeting was the election of G. Ronald Morris and Steven T. Warshaw as Class I Directors to serve for three-year terms each.  The vote was 13,908,694 and 14,375,956 For and 1,127,385 and 660,123 Withheld for Messrs. Morris and Warshaw, respectively.

The nominees were elected to serve until the 2011 Annual Meeting of Stockholders and until their successors are duly elected and qualified.  In addition to the foregoing directors, Roderick R. Baty and Robert M. Aiken, Jr. are serving terms that will expire in 2009 and Michael E. Werner and Richard G. Fanelli are serving terms that will expire in 2010.

The second matter voted upon at the meeting was the ratification of PricewaterhouseCoopers LLP as the Company’s registered independent public accounting firm for the fiscal year ending December 31, 2008.  The vote was 14,840,212  For, 191,459 Against and 4,407 abstentions.

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

NN, Inc.
(Registrant)

Date August 8, 2008	By:	/s/ Roderick R. Baty
Roderick R. Baty
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date August 8, 2008	By:	/s/ James H. Dorton
James H. Dorton
Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date August 8, 2008	By:	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.
Chief Administrative Officer
(Duly Authorized Officer)

Date August 8, 2008	By:	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Corporate Controller
(Principal Accounting Officer)