Form 10-Q
period 2008-09-30
NN INC
filed 2008-11-10
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 5, 2008 there were 16,267,924 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NN, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of Dollars, Except Per Share Data)	2008	2007	2008	2007
Net sales	$104,866	$99,021	$348,647	$314,267
Cost of products sold (exclusive of depreciation and amortization shown separately below)	83,784	80,264	277,526	251,274
Selling, general and administrative	9,732	8,423	29,952	27,406
Depreciation and amortization	6,234	5,771	18,884	16,951
Restructuring and impairment charges	--	1,362	--	14,698
(Gain) loss on disposal of assets	6	(11)	(4,153)	(23)
Income from operations	5,110	3,212	26,438	3,961

Interest expense	1,259	1,496	4,068	4,821
Other income, net	(391)	(154)	(810)	(150)
Income (loss) before provision for income taxes	4,242	1,870	23,180	(710)
Provision for income taxes	1,295	1,472	5,960	5,501
Net income (loss)	2,947	398	17,220	(6,211)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(13,657)	5,348	(2,057)	8,775
Comprehensive income (loss)	$(10,710)	$5,746	$15,163	$2,564

Basic income (loss) per common share:	$0.18	$0.02	$1.08	$(0.37)

Weighted average shares outstanding	16,222	16,765	15,924	16,808

Diluted income (loss) per common share:	$0.18	$0.02	$1.08	$(0.37)

Weighted average shares outstanding	16,391	16,904	15,996	16,808

Cash dividends per common share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$15,112	$13,029
Accounts receivable, net of allowance for doubtful accounts of $515 and $1,412, respectively	68,561	65,566
Inventories, net	58,402	51,821
Other current assets	7,982	7,608
Total current assets	150,057	138,024

Property, plant and equipment, net	155,413	161,008
Goodwill, net	39,030	39,471
Intangible assets, net	8,067	9,279
Other assets	1,807	2,296
Total assets	$354,374	$350,078

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,199	$51,124
Accrued salaries, wages and benefits	16,064	15,087
Income taxes payable	1,961	144
Current maturities of long-term debt	6,280	11,851
Other current liabilities	5,489	6,050
Total current liabilities	69,993	84,256

Non-current deferred tax liabilities	16,700	18,682
Long-term debt (net of current portion)	104,172	100,193
Accrued pension and other	16,201	16,904
Total liabilities	207,066	220,035

Total stockholders’ equity	147,308	130,043

Total liabilities and stockholders’ equity	$354,374	$350,078

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock

(Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehen- sive Income	Total
Balance, January 1, 2008	15,855	$159	$45,032	$57,083	$27,769	$130,043
Shares issued ($0.01 par value, authorized 45,000 shares)	498	5	3,857	--	--	3,862
Tax benefit on options exercised	--	--	1,197	--	--	1,197
Net income	--	--	--	17,220	--	17,220
Restricted stock awards expense	--	--	370	--	--	370
Stock option expense	--	--	521	--	--	521
Dividends declared	--	--	--	(3,848)	--	(3,848)
Translation loss	--	--	--	--	(2,057)	(2,057)
Balance, September 30, 2008	16,353	$164	$50,977	$70,455	$25,712	$147,308

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Thousands of Dollars)	2008	2007
Operating Activities:
Net income (loss)	$17,220	$(6,211)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,884	16,951
Amortization of debt issue costs	181	158
Gain on disposal of property, plant and equipment	(4,153)	(23)
Compensation expense from issuance of restricted stock and incentive stock options	891	682
Restructuring and impairment charges	--	14,698
Deferred income tax	(970)	61
Non-cash interest expense	147	189
Changes in operating assets and liabilities:
Accounts receivable	(5,675)	(5,375)
Inventories	(7,407)	(2,689)
Accounts payable	(10,337)	(10,007)
Other assets and liabilities	3,231	2,366
Net cash provided by operating activities	12,012	10,800

Investing Activities:
Acquisition of property, plant and equipment	(13,776)	(12,841)
Proceeds from disposals of property, plant and equipment	5,780	51
Acquisition of intangibles and goodwill	--	(302)
Net cash used by investing activities	(7,996)	(13,092)

Financing Activities:
Increase in cash from bank overdraft	--	94
Repayment of long-term debt	--	(883)
Repayment of short-term debt	(4,876)	--
Proceeds from short-term debt	--	1,586
Principal payment on capital lease	(34)	(28)
Repurchase of common stock	--	(3,156)
Proceeds from issuance of stock	3,862	292
Proceeds from long term debt	4,286	23,400
Debt issuance cost paid	--	(251)
Dividends paid	(3,848)	(4,045)
Repayment of related party debt	--	(18,638)
Net cash used by financing activities	(610)	(1,629)

Effect of exchange rate changes on cash and cash equivalents	(1,323)	721

Net Change in Cash and Cash Equivalents	2,083	(3,200)
Cash and Cash Equivalents at Beginning of Period	13,029	11,681
Cash and Cash Equivalents at End of Period	$15,112	$8,481

Supplemental schedule of non-cash investing and financing activities:
Reduced note payable to customer with offsetting reduction to accounts receivable ($1,149 in 2008 and $1,072 in 2007) offset by an increase to interest expense ($147 in 2008 and $189 in 2007)	$1,002	$883

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the “Company”) have not been audited, except that the balance sheet at December 31, 2007 is derived from the Company’s consolidated audited financial statements.  In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three and nine month periods ended September 30, 2008 and 2007, the Company’s financial position at September 30, 2008 and December 31, 2007, and the cash flows for the nine month periods ended September 30, 2008 and 2007.  These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods.  As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

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

The results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of results for the year ending December 31, 2008 or any other future periods.

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 financial statement presentation.

Note 2. Restructuring and Impairment Charges

Metal Bearing Components Segment Restructuring, Impairment and Other Cost Reduction Actions

On July 25, 2007, we announced several actions intended to improve corporate financial performance that resulted in the recognition of certain restructuring, impairment and other non-recurring charges.  Earlier in July 2007, management made a decision to reduce output at four of the six ball plants would be the best financial and logistical solution to align capacity with demand at that time.  Since the reporting value of tangible and intangible assets must be supported by cash flows from the operations, the changes resulted in reductions in the value of certain tangible and intangible assets at the affected ball plants.

During the second quarter of 2007, we recorded approximately $13,336 ($12,624 after-tax) of non-cash impairment costs.  These charges included the write-down to estimated fair market value of certain excess production equipment of $3,320 ($3,212 after tax) and the full impairment of goodwill at one European reporting unit of $10,016 ($9,412 after tax) to levels supported by projected cash flows after the restructuring.  These impairments were calculated using the present value of expected future cash flows method pursuant to SFAS 142 for the goodwill and estimates of fair value pursuant to SFAS 144 for the fixed assets.

During the third quarter of 2007, we recorded approximately $1,272 ($1,196 after tax) of cash restructuring charges and approximately $90 ($66 after tax) of non-cash impairment charges related to the write-down to estimated fair value of certain excess production equipment as part of the Metal Bearings Components Segment restructuring.  The $1,272 was for severance charges recorded in accordance with SFAS 146, that were to be paid out upon completion of the required legal notification period which was approximately one year.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Note 3. Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$15,384	$15,076
Work in process	13,400	9,808
Finished goods	31,671	28,925
Less inventory reserves	(2,053)	(1,988)
	$58,402	$51,821

Inventories on consignment at customer locations as of September 30, 2008 and December 31, 2007 totaled $7,389 and $5,702, respectively.

Note 4. Net Income Per Share
	Three months ended September 30,		Nine months ended September 30,
(Thousands of Dollars, Except Share and Per Share Data)	2008	2007	2008	2007

Net income (loss)	$ 2,947	$ 398	$ 17,220	$ (6,211)

Weighted average basic shares outstanding	16,222,071	16,764,695	15,924,021	16,807,975
Effect of dilutive stock options	169,245	138,944	71,974	--
Weighted average dilutive shares outstanding	16,391,316	16,903,639	15,995,995	16,807,975

Basic net income (loss) per share	$ 0.18	$ 0.02	$ 1.08	$ (0.37)
Diluted net income (loss) per share	$ 0.18	$ 0.02	$ 1.08	$ (0.37)

Excluded from the dilutive shares outstanding for the three and nine month periods ended September 30, 2008 were 0 and 393,500, respectively, of anti-dilutive options which had exercise prices ranging from $11.69 to $12.62.  Excluded from the dilutive shares outstanding for the three month period ended September 30, 2007 were 858,000 anti-dilutive options which had exercise prices ranging from $10.67 and $12.62.

Note 5. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the “Segment Information” note and the “Summary of Significant Accounting Policies and Practices” note, respectively, in our financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2007.  We evaluate segment performance based on segment net income or loss after income taxes.  We account for inter-segment sales and transfers at current market prices.  We did not have any significant inter-segment transactions during the three and nine month periods ended September 30, 2008 and 2007.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

	Three Months Ended September 30,
	2008				2007
(In Thousands of Dollars)	Metal Bearing Com- ponents Segment	Precision Metal Components Segment	Plastic and Rubber Com- ponents Segment	All Other	Metal Bearing Com- ponents Segment	Precision Metal Com- ponents Segment	Plastic and Rubber Com- ponents Segment	All Other
Revenues from external customers	$ 80,707	$ 15,166	$ 8,993	$ --	$ 70,814	$ 15,594	$ 12,613	$ --

Net income (loss)	5,137	(150)	(338)	(1,702)	2,029	(633)	567	(1,565)

Total Assets	$ 244,972	$ 51,859	$ 50,592	$ 6,951	$ 230,737	$ 53,900	$ 52,259	$ 7,035

	Nine Months Ended September 30,
	2008				2007
(In Thousands of Dollars)	Metal Bearing Com- ponents Segment	Precision Metal Components Segment	Plastic and Rubber Com- ponents Segment	All Other	Metal Bearing Com- ponents Segment	Precision Metal Com- ponents Segment	Plastic and Rubber Com- ponents Segment	All Other
Revenues from external customers	$ 265,457	$ 51,453	$ 31,737	$ --	$ 224,373	$ 50,730	$ 39,164	$ --

Net income (loss)	21,647	776	176	(5,379)	(1,647)	(1,093)	1,686	(5,157)

Total Assets	$ 244,972	$ 51,859	$ 50,592	$ 6,951	$ 230,737	$53,900	$52,259	$ 7,035

Note 6. Pensions

We have a defined benefit pension plan covering the employees at our Eltmann, Germany facility.  The benefits are based on the expected years of service; however, as the plan was curtailed in 2006, the plan no longer incurs service cost.  The plan is unfunded.  There were no prior service costs recognized in the three and nine months ended September 30, 2008 and 2007.  We expect to contribute approximately $266 to the Eltmann, Germany pension plan in 2008.  As of September 30, 2008, approximately $200 of contributions had been made.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan covering our Pinerolo, Italy employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment.  The table below summarizes the changes to the severance indemnity for the three and nine month periods ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
(In Thousands of Dollars)	2008	2007	2008	2007
Beginning balance	$9,120	$8,431	$8,551	$8,020
Amounts accrued	25	300	826	885
Payments to employees	(18)	(729)	(384)	(1,110)
Payments (to) from government managed plan	141	--	(393)	--
Currency impacts	(978)	423	(310)	630
Ending balance	$8,290	$8,425	$8,290	$8,425

Service and Early Retirement Provisions

We have two plans that cover our Veenendaal, The Netherlands employees.  One provides an award for employees who achieve 25 or 40 years of service and the other is for employees who retire before normal retirement age.  These plans are both unfunded and the benefits are based on years of service and rate of compensation.  The table below summarizes the changes in the two plans combined during the three and nine month periods ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
(In Thousands of Dollars)	2008	2007	2008	2007
Beginning balance	$936	$508	$897	$495
Service cost	12	--	38	--
Interest cost	15	--	44	--
Benefits paid	(22)	--	(108)	--
Currency impacts	(100)	27	(30)	40
Ending balance	$841	$535	$841	$535

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

In February, 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" (SFAS 159).  SFAS 159 permits

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

companies to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions apply only to entities that elect the fair value option.  However, the amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities.  SFAS 159 was effective for us as of January 1, 2008.  We have elected not to apply the provisions of SFAS 159 for our existing financial liabilities.  We will continue to report our existing financial liabilities on a cost basis as we believe this is a better representation of our actual financial obligations.

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

Note 8. Long-Term Debt and Short-Term Debt

Long-term debt at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Borrowings under our $135,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (3.93% at September 30, 2008) plus an applicable margin of 0.60 to 0.925, expiring September 20, 2011.	$75,600	$70,476

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	34,286	40,000

Long term note payable with customer related to acquiring equipment from customer as part of long term supply agreement. Note carries a 0% rate of interest. Interest on this note has been imputed at a rate of 5.41%. Note is reduced by applying a fixed amount per piece purchased by customer.	566	1,568

Total debt	110,452	112,044

Less current maturities of long-term debt	6,280	11,851

Long-term debt, excluding current maturities of long-term debt	$104,172	$100,193

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

The current maturities of long-term debt as of September 30, 2008 are composed primarily of the $5,714 second installment on our senior notes due April 26, 2009.

We were in compliance with all covenants related to the $135 million credit facility and the $40 million senior notes as of September 30, 2008.  The specific covenants to which we are subject are disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

Note 9. Goodwill

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2008 are as follows:

Goodwill
(In Thousands of Dollars)	Precision Metal Components Segment	Plastic and Rubber Components Segment	Metal Bearing Components Segment	Total
Balance as of January 1, 2008	$4,274	$25,755	$9,442	$39,471
Currency impacts	--	--	(441)	(441)
Balance as of September 30, 2008	$4,274	$25,755	$9,001	$39,030

The Goodwill balances within our balance sheet are tested for impairment on an annual basis during the fourth quarter and more often if circumstances require.  Certain of our reporting units with goodwill balances have been negatively impacted, in the current three and nine month periods ended September 30, 2008, by the global economic downturn particularly due to the effect on the automotive market.  Management’s opinion is that these negative effects do not constitute a triggering event for early impairment testing due to the short term nature of these negative impacts. We are currently in the process of developing long range forecasts for these reporting units, and this information will be used as part of our annual impairment testing, in order to determine if there has been any impairment in the carrying value of these reporting units.  As of the date of this report, we have not yet determined if there has been any impairment in carrying value of the reporting units in question.   However, depending on the severity of the current and future impacts of the global economic downturn, we may have an impairment in goodwill at one or more of our reporting units in the future

Note 10. Intangible assets, net of amortization

(In Thousands of Dollars)	Precision Metal Components Segment	Metal Bearing Components Segment	Total
Balance of Amortizable Intangible Assets as of January 1, 2008	$6,484	$1,895	$8,379
Amortization	(646)	(480)	(1,126)
Currency impacts	--	(86)	(86)
Balance of Amortizable Intangible Assets as of September 30, 2008	$5,838	$1,329	$7,167

Of the intangible assets within the Precision Metal Components Segment, the majority of the value is a customer relationship intangible with a net carrying value of $5,790.  This intangible asset has an original estimated useful life of 10 years and $551 of amortization expense was recorded in the nine months ended September 30, 2008.  The remainder of the intangibles is made up of a covenant not to compete and a favorable leasehold interest with net carrying values of $12 and $36, respectively.  These items were originally amortizable over two and two and a half years, respectively, and $56 and $39 in amortization expense, respectively, was recorded in 2008.  The accumulated amortization related to all of these intangible assets at September 30, 2008 was $1,342.  Also, in the Precision Metal Components Segment is an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway.

Within the Metal Bearing Components Segment the intangible asset is a contract intangible.  This intangible asset is subject to amortization over approximately 5 years.  For the nine months ended September 30, 2008, the amortization expense totaled $480 and accumulated amortization totaled $1,440 at September 30, 2008.

Note 11.    Stock Compensation

In the three and nine month periods ended September 30, 2008 and 2007, approximately $246 and $891 for 2008 and $317 and $682 for 2007, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards.  On March 6, 2008, the Company granted 160,000 options to the non-executive directors, officers and certain other key employees.

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

The following table provides a reconciliation of option activity for the nine month period ended September 30, 2008.

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	1,530	$9.93
Granted	160	$9.36
Exercised	(498)	7.75
Forfeited or expired	(8)	$11.65
Outstanding at September 30, 2008	1,184	$10.76	6.4	$2,479	(1)
Exercisable at September 30, 2008	887	$10.84	5.5	$1,786	(1)

(1) Intrinsic value is the amount by which the market price of the stock ($12.85) was greater than the exercise price of each individual option grant at September 30, 2008.

Restricted Stock Awards

The recognized compensation costs before tax for restricted stock awards in the three and nine month periods ended September 30, 2008 and 2007 were approximately $0 and $31 for 2008, and $16 and $69 for 2007, respectively.  There is no unrecognized compensation cost for these awards at September 30, 2008 as the awards fully vested during the three month period ended September 30, 2008.

Long Term Incentive Plan

The compensation expense recognized during the three and nine month periods ended September 30, 2008 and 2007 related to this plan was $113 and $339, respectively, and $113 and $113, respectively.  At September 30, 2008 there was $566 of unrecognized compensation cost, before tax, to be recognized over approximately one year and three months. During the nine month period ended September 30, 2008, there have not been any performance units granted, vested or forfeited.

Note 12. Provision for Income Taxes

For the three and nine month periods ended September 30, 2008, the difference between the federal statutory tax rate of 34% and our effective tax rate of 31% and 26%, respectively, is primarily due to being taxed in foreign jurisdictions at lower rates than the U.S. statutory rate.  The statutory income tax rates in many of the foreign countries in which we operate are lower than the U.S federal rate.  In addition, we utilized net operating loss carryforwards, which previously were 100% offset by valuation allowances, to offset taxable income at our German and Slovakian operations.  During the nine month period ended September 30, 2008, we recognized a $1,142 deferred tax benefit in our Italian operation resulting from our election under a new Italian tax law to harmonize that operation’s net fixed asset values for tax and statutory reporting.  Additionally, the $4,018 gain on sale of fixed assets in the second quarter of 2008 was in a jurisdiction with a lower effective tax rate than the U.S.

Note 13.   Commitments and Contingencies

As previously reported, we have joined a group of potentially responsible parties (“PRP Group”) to voluntarily address the clean up of a former waste recycler identified by the Environmental Protection Agency (“EPA”).  The Company’s has contributed $28 through the end of September 30, 2008 to an escrow fund managed by the PRP Group.  A Remedial Investigation report submitted to the EPA has been approved and the PRP Group is now preparing a Feasibility Study to assess acceptable cleanup methods.

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

During the three month period ended June 30, 2007, fixed assets at certain European operations of the Metal Bearing Components Segment were impaired as a result of the European restructuring (see Note 2).  The total reduction in fixed assets from the impairment charge, during the three month period ended June 30, 2007, was $3,320 and was reported in the Restructuring and impairment charges line of the Consolidated Statements of Income.

Note 15. Common Stock Repurchases

On September 12, 2008, our Board of Directors authorized a new share repurchase program.  The new share repurchase program will be in effect for a period of one year beginning September 15, 2008 with a maximum approved amount of $20 million worth of shares to be repurchased on the open market from time to time in accordance with market regulations.

The new plan replaces an existing $25 million share repurchase program initiated on September 13, 2007 that expired on September 13, 2008.  The Company purchased approximately $7.6 million of its common shares in open market transactions under this $25 million program.

During the three and nine month periods ended September 30, 2008, we did not buy back any shares under either of the repurchase plans or make any other purchases of our shares.   From October 1, 2008 until the date of this report, we have repurchased 85,171 shares at a value of approximately $1.0 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under Item 1.A. “Risk Factors”.  There have been no material changes to these risk factors since December 31, 2007, except for the impact of a global recession discussed below.

The recession impacting both U.S. and Europe automotive and industrial markets could have a material adverse effect on our ability to finance our operations and implement our growth strategy.

During the last month of the three month period ended September 30, 2008, we experienced a sudden and significant reduction in customer demand in Europe driven by reductions of 20% or more in automotive end market demand.  At the same time, our Plastic and Rubber Components and our Precision Metal Components Segments have continued to be negatively impacted by reductions in North American automotive demand that began in the three month period ended June 30, 2008 and worsened in the current three month period.

Also, during this same time period, the global financial markets experienced a severe credit crisis which is impacting our ability and the ability of our customers to obtain new credit.

Our company has never been affected by a recession that has impacted both of our key geographic markets of the U.S. and Europe simultaneously.  Continued sudden and significant reductions in sales to our customers could materially reduce our operating results due to the profits lost on reduced sales levels plus the inability in the short term to reduce our variable and fixed cost of operations.  A continued  recession could have a material adverse effect on our financial condition and results of operations.

In addition, our ability to sustain our existing committed credit facilities and our ability to obtain new credit to finance our operations and growth plans could be impaired depending on our performance against established financial covenants including our level of earnings.

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007.

OVERALL RESULTS
	Consolidated NN, Inc.
(In Thousands of Dollars)	2008	2007	Change
Net sales	$104,866	$99,021	$5,845
Foreign exchange effects				5,168
Volume				(2,704)
Price				469
Mix				(487)
Material inflation pass-through				3,399

Cost of products sold (exclusive of depreciation and amortization shown separately below)	83,784	80,264	3,520
Foreign exchange effects				4,220
Volume				(1,134)
Cost reduction				(3,743)
Mix				302
Inflation				3,875

Selling, general, and administrative	9,732	8,423	1,309
Foreign exchange effects				720
Increase in wage related cost				589

Depreciation and amortization	6,234	5,771	463
Foreign exchange effects				299
Additional depreciation				164

Restructuring and impairment charges	--	1,362	(1,362)
Interest expense, net	1,259	1,496	(237)
(Gain) loss on disposal of assets	6	(11)	17
Other income, net	(391)	(154)	(237)
Income before provision for income taxes	4,242	1,870	2,372
Provision for income taxes	1,295	1,472	(177)
Net income	$2,947	$398	$2,549

Net Sales.  Sales have increased year over year due to the appreciation in value of Euro denominated sales relative to the U.S. Dollar and due to sale price increases related to material inflation and general price increases.  Most of the price increases were to cover raw material inflation.   The remainder of the price increases were related to recovering non material inflation or related to improving profitability.  Sales have decreased due to lower sales volumes to automotive customers in both the U.S. and Europe automotive markets.  The lower sales values in Europe occurred primarily during the last month of the quarter

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold increased year over year primarily due to the increase in value of Euro denominated costs relative to the U.S. Dollar and due to raw material, labor and utility cost inflation experienced during the three month period ended September 30, 2008.  Offsetting these increases were favorable impacts from our Level 3 cost reduction program and other planned projects focused on reducing manufacturing cost at all locations and specifically from operating improvements at our three newest operations: Whirlaway, China, and Slovakia.  Additionally, costs were lower due to decreased sales volume in U.S. and European automotive markets.

Selling, General and Administrative Expenses.  The increase was primarily due to the increase in the value of Euro denominated costs relative to the U.S. Dollar. Excluding foreign exchange impacts, expenses were higher due to increased wage related cost including severance cost for a small number of employees.

Depreciation and Amortization.  These costs are higher due to the increase in the value of the Euro based depreciation and amortization relative to the U.S. Dollar. Additionally, depreciation expense increased on assets placed in service at our new plants in China and Slovakia.

Interest expense.   Interest expense is lower due to decreases in the base LIBOR interest rate which reduced the cost of borrowing under our variable rate credit agreement.

Restructuring and impairment charges.  During the three month period ended September 30, 2007, we accrued $1.3 million for severance cost related to the Metal Bearing Components restructuring.

Provision for income taxes. The 2008 third quarter effective rate of 31% was lower than the 2007 third quarter effective rate of 79%.  The tax rate of the third quarter of 2007 was impacted by the accrued severance cost of $1.4 million with only a 7% effective tax rate. The minimal tax impact was due to the valuation reserves placed on the tax benefits from the severance cost.  The low effective rate for the severance cost increased the 2007 third quarter overall tax rate 37%.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended September 30,
	2008	2007	Change

Net sales	$80,707	$70,814	$9,893
Foreign exchange effects				5,168
Volume				1,037
Price				389
Mix				(475)
Material inflation pass-through				3,774

Segment net income, excluding restructuring and impairment charges, net of tax	5,137	3,157	1,980

Restructuring and impairment charges, net of tax	--	(1,128)	1,128

Segment net income	$5,137	$2,029	$3,108

The sales increase in the Metal Bearing Components Segment was due to the positive impacts from the rise in value of Euro based sales relative to the U.S. Dollar.  Additionally, the Metal Bearing Components Segment experienced higher sales volume in North America and Asia due to new programs, market share gains, and North American industrial end market demand.  Finally, sales were higher due to price increases related to passing through raw material inflation to customers and price increase related to other inflationary impacts and overall profitability.

The third quarter of 2007 segment net income included a one time unfavorable effect  of $1.1 million due to severance charges that did not repeat in the third quarter of 2008. Excluding the effects of severance cost in 2007, segment net income increased due to the higher sales volume in North America and from the benefits from various cost reductions programs across all locations and improved operational results in our newest operations in China and Slovakia.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended September 30,
	2008	2007	Change

Net sales	$15,166	$15,594	$(428)
Volume				$(428)

Segment net loss	$(150)	$(633)	$483

Sales volume to our customers that serve the U.S. automotive market, particularly light trucks, were lower than third quarter 2007 levels.

Despite the reduced sales volume, the segment’s net loss was lower due to production efficiencies resulting from cost improvement projects targeting reduction in labor and manufacturing supplies costs and from lower net interest cost.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended September 30,
	2008	2007	Change

Net sales	$8,993	$12,613	$(3,620)
Volume				(3,313)
Price/Mix				(307)

Segment net income (loss)	$(338)	$567	$(905)

Revenues in the Plastic and Rubber Components Segment were down from lower sales volume to customers that serve the U.S. automotive industry.  The lower sales were due to a general downturn in that market.  This decrease was further caused by the impact of negative price and customer mix effects.

Segment net income was negatively affected by the volume decreases in sales net of cost of goods sold.  Planned cost reduction projects, net of inflation, partially offset the volume impacts.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007.

OVERALL RESULTS

(In Thousands of Dollars)	Consolidated NN, Inc.
	2008	2007	Change
Net sales	$348,647	$314,267	$34,380
Foreign exchange effects				22,963
Volume				7,542
Price				(617)
Mix				(1,110)
Material inflation pass-through				5,602

Cost of products sold (exclusive of depreciation and amortization shown separately below)	277,526	251,274	26,252
Foreign exchange effects				19,094
Volume				7,292
Cost reduction				(8,364)
Mix				141
Inflation				8,089

Selling, general, and administrative	29,952	27,406	2,546
Foreign exchange effects				1,859
Increase in wage related cost				687

Depreciation and amortization	18,884	16,951	1,933
Foreign exchange effects				1,225
Additional depreciation				708

Restructuring and impairment charges	--	14,698	(14,698)
Interest expense, net	4,068	4,821	(753)
Gain on disposal of assets	(4,153)	(23)	(4,130)
Other income, net	(810)	(150)	(660)
Income (loss) before provision for income taxes	23,180	(710)	23,890
Provision for income taxes	5,960	5,501	459
Net income (loss)	$17,220	$(6,211)	$23,431

Net Sales.  Sales have increased due to the appreciation in value of Euro denominated sales relative to the U.S. Dollar.  In addition, sales were higher due to sales volume increases primarily in our Metal Bearings Components Segment from market share gains and strong levels of industrial end market demand primarily in North America and in Europe to a lesser extent.  Finally, sales have increased due to price increases from passing through raw material inflation to customers and  price increases given to certain non-contractual customers .  Partially offsetting these increases were price decreases given to several large customers in agreement with contractual terms and unfavorable product mix to existing customers.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold increased due to the increase in value of Euro denominated costs relative to the U.S. Dollar and due to higher sales volumes primarily in our Metal Bearing Components Segment.  In addition, raw material, labor and utility inflation experienced during the nine month period of 2008 increased from 2007 levels.  Offsetting these increases were favorable impacts from our Level 3 cost reduction program and other planned projects focused on reducing manufacturing costs at all locations and from operating improvements at our three newest operations: Whirlaway, China, and Slovakia.

Selling, General and Administrative Expenses.  The increase was primarily due to the increase in the value of Euro denominated costs relative to the U.S. Dollar.  In addition, spending on wage related costs were higher in the third quarter of 2008 including the effects of severance related costs for certain employees.

Depreciation and Amortization.  These costs are higher due to the increase in the value of the Euro based depreciation and amortization relative to the U.S. Dollar.  Additionally, depreciation expense increased for assets placed in service at our new plants in China and Slovakia.

Restructuring and impairment charges.  During the quarter ended June 30, 2007, we impaired certain goodwill and fixed asset balances related to the Metal Bearing Components Segment restructuring totaling $13.4 million and during the third quarter of 2007, we accrued $1.3 million of severance cost.

Interest expense.   Interest expense was lower due to decreases in the base LIBOR interest rate which reduced the cost of borrowing under our variable rate credit agreement.

Gain on disposal of assets.  During the three month period ended June 30, 2008, the Veenendaal, The Netherlands facility (part of the Metal Bearing Components Segment) disposed of excess land with a book value of $1.6 million  for proceeds of $5.6 million and a resulting gain of $4.0 million ($3.0 million after tax).

Provision for income taxes. The nine month period ended September 30, 2008 effective rate of 26% was higher than the 2007 nine month period effective rate of negative 774%.  The 2008 rate was reduced, as compared to the U.S. statutory rate, by the effect of electing to eliminate a portion of deferred tax liabilities at our Italian location under provisions of a new Italian law.  This provided a $1.1 million benefit and reduced the 2008 overall tax rate 4.7 percentage points.  Additionally, the gain of the sale of land, in the second quarter of 2008, was taxed at a lower rate than our traditional blended tax rate which reduced the 2008 overall tax rate 1.8 percentage points.  Finally, the tax rate for the nine months ended September 30, 2008 was favorably impacted 1.5 percentage points by a reduction in certain foreign tax rates and the utilization of net operating loss carry forwards, which previously were 100% offset by valuation allowances,  to offset taxable income at certain foreign locations.  The tax rate of the nine months ended September 30, 2007 was impacted by the large impairment charges and severance costs with the minimal tax impact due to valuation reserves placed on the tax benefits from the impairment and severance charges and other related tax benefits which reduced the 2007 tax rate by 703 percentage points.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine months ended September 30,
	2008	2007	Change

Net sales	$265,457	$224,373	$41,084
Foreign exchange effects				22,964
Volume				13,831
Price				(943)
Mix				(1,099)
Material inflation pass-through				6,331

Segment net income, excluding restructuring and impairment charges, net of tax	21,647	12,901	8,746

Restructuring and impairment charges, net of tax	--	(14,548)	14,548

Segment net income (loss)	$21,647	$(1,647)	$23,294

The sales increase in the Metal Bearing Components Segment was due to the positive impacts from the rise in value of Euro based sales relative to the U.S. Dollar and due to higher sales volume in North America, Europe and Asia from new programs, market share gains, and strong European and North American industrial end market demand experienced prior to the last month of the current quarter.  Finally, sales increased due to price increases related to passing through raw material inflation to customers and from price increases given to certain non-contractual customers.  These increases were partially offset by unfavorable product and customer mix and due to contractual price decreases to certain large customers.

The 2008 segment net income was positively impacted by two non-operating one-time benefits.  The first was a $3.0 million after tax gain on sale of excess land.  The other was a $1.1 million tax benefit related to reducing certain deferred tax liabilities at our Italian operation under a new Italian tax law.  Additionally, 2008 segment net income was favorable to 2007 segment net loss due to the $14.5 million of impairment charges, net of tax, in 2007 that did not repeat in 2008.

Factoring out the one-time non-operating benefits, segment net income increased due to the higher sales volume and from the appreciation of Euro denominated sales less Euro denominated cost.  In addition, planned cost reduction initiatives at all locations, in particular at our Asia and Slovakia operations, had a positive impact, net of inflation.  Offsetting these gains were the effects of price decreases given to certain customers under contractual terms and unfavorable customer and product mix impacts.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine months ended September 30,
	2008	2007	Change

Net sales	$51,453	$50,730	$723
Volume				723

Segment net income (loss)	$776	$(1,093)	$1,869

Sales volume increased at our largest heating, ventilation and air conditioning equipment customer from unusually low levels in 2007.  However, during the second and third quarters, these volume increases were mostly offset by reduced sales to customers that serve the U.S. automotive market, particularly light trucks.

The segment’s net income increased due primarily to production efficiencies in labor and manufacturing supplies experienced in all three periods of 2008 through the application of our Level 3 and other cost improvement programs.  In addition, the higher sales volume favorably impacted segment net income along with lower interest cost.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine months ended September 30,
	2008	2007	Change

Net sales	$31,737	$39,164	$(7,427)
Volume				(7,011)
Price				326
Mix				(742)

Segment net income	$176	$1,686	$(1,510)

Revenues in the Plastic and Rubber Components Segment were down due to lower sales volume to customers that sell products to U.S. automotive manufacturers.  The lower sales were due to a general downturn in that market and due to the effects of a strike at a major U.S. automotive supplier, earlier in the year, which affected several of our customers’ sales volumes.  This decrease was partially offset by the impact of price increases at certain customers.

Segment net income was negatively affected by the volume decreases in sales net of cost of goods sold.  Planned cost reduction projects and price increases, net of inflation, partially offset the volume impacts.

Changes in Financial Condition

From December 31, 2007 to September 30, 2008, our total assets and current assets increased $4.3 million and $12.0 million, respectively.  The depreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total assets and current assets to decrease approximately $5.9 million and $3.2 million, respectively, from December 31, 2007.  Factoring out the foreign exchange effects, accounts receivable was higher by $4.6 million due to increased sales volume in the third quarter of 2008 over the fourth quarter of 2007 and due to timing of certain customer payments.  Inventories were higher $7.6 million due to increased production levels in the third quarter of 2008 and due to inflationary impacts of raw material.  Factoring out foreign exchange effects, property, plant and equipment decreased $5.8 million as year to date capital spending has been lower than depreciation and land with a net book value of $1.6 million was disposed of in the second quarter of 2008.

From December 31, 2007 to September 30, 2008, our total liabilities and current liabilities decreased $13.0 million and $14.3 million, respectively.  The depreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total liabilities and current liabilities to decrease approximately $2.0 million and $1.3 million, respectively, from December 31, 2007.  Factoring out the foreign exchange effects, accounts payable was down $10.2 million due to timing of purchases from and payments to European vendors and the reduction of cash overdraft balances.  In addition, current liabilities were lower due to the reduction in the current maturities of long-term debt of $5.6 million which was mostly reclassified to long- term debt.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable, was $80.1 million at September 30, 2008 as compared to $53.8 million at December 31, 2007.  The ratio of current assets to current liabilities increased from 1.64:1 at December 31, 2007 to 2.14:1 at September 30, 2008.  The increase in working capital was due primarily to the $4.6 million increase in accounts receivable balances, the $7.6 increase in inventory levels and the $10.2 million decrease in accounts payable.  In addition, a $5.6 million reduction in the balance of the current portion of long-term debt increased working capital.  The majority of that reduction was reclassified to long-term debt.

Cash flow provided by operations was $12.0 million during the first nine months of 2008 compared with cash flow provided by operations of $10.8 million during the first nine months of 2007.  The increase in cash flow provided by operations is due to increased net income partially offset by higher levels of working capital.

Liquidity and Capital Resources

Amounts outstanding under our $135.0 million credit facility and our $40.0 million senior notes as of September 30, 2008 were $75.6 million and $34.3 million, respectively.  See Note 8 of the Notes to Consolidated Financial Statements.  We were in compliance with all covenants of our $135.0 million credit facility and our $40.0 million senior notes as of September 30, 2008.  As of September 30, 2008, the Company had a maximum $59.4 million of availability under the $135.0 million revolving credit facility limited by the level of Earnings before interest, taxes, depreciation and amortization (“EBITDA”) we have earned for the trailing twelve months.  As of the date of this report, we have the ability to draw approximately $32.5 million of the total $59.4 million based on our current level of EBITDA.

Even though we have sufficient availability to borrow under our existing credit agreements at this time, due to the current global credit crisis and economic downturn our ability to obtain credit could be impaired depending on the level of reduction in our EBITDA.  In the event we have to obtain credit in replacement of or in addition to our existing credit facilities, the terms are not likely to be as favorable as our current facilities due to dramatic increases, during the last 12 to 18 months, in the interest rate margins charged by lending institutions.  In addition, depending on our EBITDA levels and the degree credit markets are tightened, we may not be able to enter into new or additional credit facilities in the future.

Many of our locations use the Euro as their functional currency.  In 2008, the fluctuation of the Euro against the U.S. Dollar favorably impacted revenue and income but decreased the value of assets and liabilities.  The average Euro exchange rate, which affects the income statement, was higher for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007.  However,  the exchange spot rate, which affects the balance sheet, at September 30, 2008 was lower than the exchange rate at December 31, 2007.  As of September 30, 2008, no currency hedges were in place.  Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

During 2008, we plan to spend approximately $18.5 million on capital expenditures. Of this amount, approximately $13.8 million has been spent through September 30, 2008.  We intend to finance future fixed asset purchases with cash generated from operations and funds available under the credit facilities described above.  We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our working capital needs, projected capital expenditure requirements, possible stock repurchases and expected dividend payments through December 2009.

During the third quarter of 2008, our Board of Directors authorized a new stock repurchase program under which we are authorized to repurchase up to $20 million worth of our common stock during the subsequent 12 months in the open market or in private transactions, in accordance with applicable laws and regulations.  This new plan replaced a $25 million repurchase plan that expired on September 13, 2008.  During the three and nine month periods ended September 30, 2008, the Company did not repurchase any shares under either of these plans or make any other repurchases of our common stock.

Seasonality and Fluctuation in Quarterly Results

Historically, our net sales in the Metal Bearing Components Segment have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that have significantly slower production during the month of August.

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in our annual report on Form 10-K for the year ended December 31, 2007, including those policies as discussed in Note 1 to the annual report.  These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits.  There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies.  The only change during the nine month period ended September 30, 2008 was adoption of SFAS 157 and SFAS 159 related to accounting for financial assets and liabilities under fair value.  SFAS 157 and SFAS 159 have had no effect on the financial statements for the nine month period ended September 30, 2008.

The Goodwill balances within our balance sheet are tested for impairment on an annual basis during the fourth quarter and more often if circumstances require.  Certain of our reporting units with goodwill balances have been negatively impacted, in the current three and nine month periods ended September 30, 2008, by the global economic downturn particularly due to the effect on the automotive market.  Management’s opinion is that these negative effects do not constitute a triggering event for early impairment testing due to the short term nature of these negative impacts. We are currently in the process of developing long range forecasts for these reporting units, and this information will be used as part of our annual impairment testing, in order to determine if there has been any impairment in the carrying value of these reporting units.  As of the date of this report, we have not yet determined if there has been any impairment in carrying value of the reporting units in question.   However, depending on the severity of the current and future impacts of the global economic downturn, we may have an impairment in goodwill at one or more of our reporting units in the future

Sales Concentration

Our supply agreements with SKF for tapered rollers and steel cages and with the Schaeffler Group for steel balls expired May 1, 2008 and June 30, 2008, respectively.  We are in the process of negotiating new supply contracts with SKF for the tapered rollers and steel cages.  We have an informal agreement in principle to continue the current commercial terms until the end of 2008.  A new contract for beyond 2008 is still in the process of being negotiated.  In regards to the Schaeffler Group, we are still in the process of negotiating a new contract.  We continue to sell to Schaeffler under similar commercial terms as the prior formal contract.  For the three and nine month periods ended September 30, 2008, our percentage of total sales to SKF and Schaeffler are consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

European Restructuring

As previously mentioned in our annual report on Form 10-K for the year ended December 31, 2007, during the first quarter of 2008 we officially signed an agreement with representatives of the Eltmann, Germany plant employees that contained significant contract revisions including new wage rates and increase hours worked per week.  This contract is in effect for two years through December 31, 2009.  During this time, we have agreed not to involuntarily downsize employment levels at this location.

It is possible we might incur significant cash and non-cash restructuring costs and impairment charges related to reducing or eliminating the work force at one or more of our Metal Bearing Components Segment European ball manufacturing locations depending on the facts and circumstances at that time.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies.  To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks.  We are exposed to changes in interest rates primarily as a result of our borrowing activities.  At September 30, 2008, we had $75.6 million outstanding under our variable rate revolving credit facilities and $34.3 million fixed rate senior notes outstanding.  See Note 8 of the Notes to Consolidated Financial Statements.  At September 30, 2008, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.8 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates.  We did not hold a position in any foreign currency hedging instruments as of September 30, 2008.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of September 30, 2008, the end of the period covered by this quarterly report.

There have been no changes in the fiscal quarter ended September 30, 2008 in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

As previously reported, we have joined a group of potentially responsible parties (“PRP Group”) to voluntarily address the clean up of a former waste recycler identified by the Environmental Protection Agency (“EPA”).  The Company’s has contributed $28 through the end of September 30, 2008 to an escrow fund managed by the PRP Group.  A Remedial Investigation report submitted to the EPA has been approved and the PRP Group is now preparing a Feasibility Study to assess acceptable cleanup methods.   As of the date of this report, we do not know whether we have any liability beyond the contribution to the escrow account mentioned earlier, related to this vendor’s actions, or estimatable range for any potential liability.  The Company believes its contribution to the remediation of the site, if any, would be approximately 1.083% or less of the volume of waste sent to the facility and the Company asserts that its waste was non-hazardous.

All of our other legal proceedings are of an ordinary and routine nature and are incidental to our operations.  Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business or financial condition or on the results of operations.

Item 1.A.   Risk Factors

There have not been any material changes in risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008, except for the impact of a global recession discussed below.

The recession impacting both U.S. and Europe automotive and industrial markets could have a material adverse effect on our ability to finance our operations and implement our growth strategy.

During the last month of the three month period ended September 30, 2008, we experienced a sudden and significant reduction in customer demand in Europe driven by reductions of 20% or more in automotive end market demand.  At the same time, our Plastic and Rubber Components and our Precision Metal Components Segments have continued to be negatively impacted by reductions in North American automotive demand that began in the three month period ended June 30, 2008 and worsened in the current three month period.

Also, during this same time period, the global financial markets experienced a severe credit crisis which is impacting our ability and the ability of our customers to obtain new credit.

Our company has never been affected by a recession that has impacted both of our key geographic markets of the U.S. and Europe simultaneously.  Continued sudden and significant reductions in sales to our customers could materially reduce our operating results due to the profits lost on reduced sales levels plus the inability in the short term to reduce our variable and fixed cost of operations.  A continued  recession could have a material adverse effect on our financial condition and results of operations.

In addition, our ability to sustain our existing committed credit facilities and our ability to obtain new credit to finance our operations and growth plans could be impaired depending on our performance against established financial covenants including our level of earnings.

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

NN, Inc.
Registrant

Date: November 10, 2008	By:	/s/ Roderick R. Baty
Name: Roderick R. Baty
Title: Chairman, President and Chief Executive Office
(Duly Authorized Officer)

Date: November 10, 2008	By:	/s/ James H. Dorton
Name: James H. Dorton
Title: Vice President - Corporate Development and Chief Financial Officer
(Principal Financial Officer) (Duly Authorized Officer)

Date: November 10, 2008	By:	/s/ William C. Kelly, Jr.
Name: William C. Kelly, Jr.
Title: Chief Administrative Officer
(Duly Authorized Officer)

Date: November 10, 2008	By:	/s/ Thomas C. Burwell, Jr.
Name: Thomas C. Burwell, Jr.
Title: Corporate Controller
(Principal Accounting Officer)