Form 10-K
period 2008-12-31
NN INC
filed 2009-03-31
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2008, based on the closing price on the NASDAQ Stock Market LLC on that date was approximately $222,308,972.

The number of shares of the registrant's common stock outstanding on March 31, 2009 was 16,267,924.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement with respect to the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

PART I

Item 1. Business Overview

NN, Inc. has three operating segments, the Metal Bearing Components Segment, the Plastic and Rubber Components Segment, and the Precision Metal Components Segment.   As used in this Annual Report on Form 10-K, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Within the Metal Bearing Components Segment, we manufacture and supply high precision bearing components, consisting of balls, cylindrical rollers, tapered rollers, and metal retainers, for leading bearing manufacturers on a global basis.  We are a leading independent manufacturer of precision steel bearing balls and rollers for the North American, European and Asian markets.  In 2008, Metal Bearing Components accounted for 76% of total NN, Inc. sales.  Sales of balls and rollers accounted for approximately 70% of our total net sales with 52% of sales from balls and 18% of sales from rollers.  Sales of metal bearing retainers accounted for 6% of net sales.  See Note 12 of the Notes to Consolidated Financial Statements.  Through a series of acquisitions, we have built upon our strong core ball business and expanded our bearing component product offering.  Today, we offer among the industry’s most complete line of commercially available bearing components.  We emphasize engineered products that take advantage of our competencies in product design and tight tolerance manufacturing processes.  Our bearing customers use our components in fully assembled ball and roller bearings, which serve a wide variety of industrial applications in the transportation, electrical, agricultural, construction, machinery, mining and aerospace markets.

Within the Plastic and Rubber Components Segment, we manufacture high precision rubber seals and plastic retainers for leading bearing manufacturers on a global basis.  In addition, we manufacture specialized plastic products including automotive components, electronic instrument cases and precision electronic connectors.  We also manufacture rubber seals for use in various automotive and industrial applications.  In 2008, plastic products accounted for 5% of net sales and rubber seals accounted for 4% of net sales.

In 2006, we began to execute on a new five year strategic business plan to leverage our competencies in precision metal products by creating an adjacent platform to the Metal Bearing Components Segment which would broaden our reach into attractive end markets.  As part of this new strategy, on November 30, 2006, we added a Precision Metal Components Segment through the acquisition of Whirlaway Corporation (“Whirlaway”) (See Note 2 of the Notes to Consolidated Financial Statements.)  Whirlaway is a high precision metal components and assemblies manufacturer that supplies customers serving the air conditioning, appliance, automotive, commercial refrigeration and diesel engine industries.  Our entry into the precision metal components market is part of our strategy to serve markets and customers we view as adjacent to bearing components that utilize our core manufacturing competencies.  These products accounted for 15% of net sales in 2008.

The three business segments are composed of the following manufacturing operations:

Metal Bearing Components Segment
•	Erwin, Tennessee Ball and Roller Plant (“Erwin Plant”)
•	Mountain City, Tennessee Ball Plant (“Mountain City Plant”)
•	Kilkenny, Ireland Ball Plant (“Kilkenny Plant”) *
•	Eltmann, Germany Ball Plant (“Eltmann Plant”)
•	Pinerolo, Italy Ball Plant (“Pinerolo Plant”)
•	Veenendaal, The Netherlands Roller and Stamped Metal Parts Plant (“Veenendaal Plant”)
•	Kysucke Nove Mesto, Slovakia Ball Plant (“Kysucke Plant”)
•	Kunshan, China Ball Plant (“Kunshan Plant”)

Plastic and Rubber Components Segment
•	Delta Rubber Company, Danielson, Connecticut Rubber Seal Plant (“Danielson Plant”)
•	Industrial Molding Corporation, Inc. Lubbock, Texas Plastic Injection Molding Plant (“Lubbock Plant”)

Precision Metal Components Segment
•	Whirlaway Corporation, Wellington, Ohio Metal Components Plant 1 (“Wellington Plant 1”)
•	Whirlaway Corporation, Wellington, Ohio Metal Components Plant 2 (“Wellington Plant 2”)
•	Whirlaway Corporation, Hamilton, Ohio Metal Components Plant (“Hamilton Plant”) *
•	Whirlaway Corporation, Tempe, Arizona Metal Components Plant, formerly known as Triumph LLC (“Tempe Plant”)

*Production ceased in the first quarter of 2009, we are currently in the process of closing this manufacturing operation.

Financial information about the segments is set forth in Note 12 of the Notes to Consolidated Financial Statements.

Recent Developments

On November 26, 2008, we announced the closure of our precision steel ball manufacturing facility located in Kilkenny, Ireland.  The closure was part of our long term strategy to rationalize our European operations.  We view the rationalization of manufacturing operations in Europe as a necessary action to adjust our global manufacturing capacity to current and long term market requirements.

During the first quarter of 2009, we entered into an amended and restated $90.0 million revolving credit facility maturing September 2011 with Key Bank as administrative agent.  The amended facility was entered into to conform our financial covenants to our current outlook in this difficult economic cycle.

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

Products

Metal Bearing Components Segment

Precision Steel Balls.  At our Metal Bearing Components Segment facilities, we manufacture and sell high quality, precision steel balls in sizes ranging in diameter from 5/32 of an inch (3.969 mm)  to 2 ½ inches (63.5 mm). We produce and sell balls in grades ranging from grade 3 to grade 1000, according to international standards endorsed by the American Bearing Manufacturers Association.  The grade number for a ball, in addition to defining allowable dimensional variation within production batches, indicates the degree of spherical precision of the ball; for example, grade 3 balls are manufactured to within three-millionths of an inch of roundness.  Our steel balls are used primarily by manufacturers of anti-friction bearings where precise spherical, tolerance and surface finish accuracies are required.  Sales of precision steel balls accounted for approximately 68%, 67%, and 74% of net Metal Bearing Component Segment sales in 2008, 2007, and 2006, respectively.

Steel Rollers.  We manufacture tapered rollers at our Veenendaal Plant and cylindrical rollers at our Erwin Plant.  Most cylindrical rollers are made to specific customer requirements for diameter and length, so there is very little overlap of common cylindrical rollers matching two or more customers’ needs.  Rollers are an alternative rolling element used instead of balls in anti-friction bearings that typically have heavier loading or different speed requirements.  Our roller products are used primarily for applications similar to those of our precision steel ball product line, plus certain non-bearing applications such as hydraulic pumps and motors.  Cylindrical rollers accounted for approximately 4% of consolidated net sales in each year of 2008, 2007, and 2006, respectively.  Tapered rollers are used in tapered roller bearings that are used in a variety of applications including automotive gearbox applications, automotive wheel bearings and a wide variety of industrial applications.  Tapered rollers accounted for approximately 14%, 14% and 16% of consolidated net sales in 2008, 2007 and 2006, respectively.

Metal Retainers.  We manufacture and sell precision metal retainers for roller bearings used in a wide variety of industrial applications.  Retainers are used to separate and space the rolling elements (rollers) within a fully assembled bearing.  We manufacture metal retainers at our Veenendaal Plant.

Plastic and Rubber Components Segment

Bearing Seals.  At our Danielson Plant, we manufacture and sell a wide range of precision bearing seals produced through a variety of compression and injection molding processes and adhesion technologies to create rubber-to-metal bonded bearing seals.  The seals are used in applications for automotive, industrial, agricultural and mining markets.

Plastic Retainers.  At our Lubbock Plant, we manufacture and sell precision plastic retainers for ball and roller bearings used in a wide variety of industrial applications.  Retainers are used to separate and space the rolling elements (balls or rollers) within a fully assembled bearing.  We manufacture plastic retainers at our Lubbock Plant.

Precision Plastic Components.  At our Lubbock Plant, we also manufacture and sell a wide range of specialized plastic products including automotive under-the-hood components, electronic instrument cases and precision electronic connectors and lenses, as well as a variety of other specialized parts.

Precision Metal Components Segment

Precision Metal Components.  We sell a wide range of precision metal components.  These components are manufactured at the three Whirlaway plants in Ohio (one was closed in the first quarter of 2009) and one plant in Arizona.  The precision metal components offered include fluid control components, fluid control assemblies, shafts, and other precision metal parts.  The components are used in the following end markets:  automotive brake/chassis, thermal air conditioning systems, commercial refrigeration, automotive engine, diesel engine fuel systems, other automotive, and other industrial applications.

Research and Development

The amounts spent on research and development activities by us during each of the last three fiscal years are not material.  We expensed amounts as incurred.

Customers

Our products are supplied primarily to bearing manufacturers for use in a broad range of industrial applications, including transportation, electrical, agricultural, construction, machinery, mining and aerospace.  Additionally, we supply precision metal, rubber, and plastic components to automotive and industrial companies that are not used in bearing assemblies.  We supply approximately 400 customers; however, our top 10 customers account for approximately 78% of our revenue.  Only one of these customers, SKF, had sales levels that were 10% or greater of total net sales. In 2008, 36% of our products were sold to customers in North America, 51% to customers in Europe, and the remaining 13% to customers located throughout the rest of the world, primarily Asia and Latin America.  Sales to various U.S. and foreign divisions of SKF accounted for approximately 41% of net sales in 2008.

Certain customers have contracted to purchase a majority of their bearing component requirements from us, although only a few are contractually obligated to purchase any specific amounts.  Certain agreements are in effect with some of our largest customers, which provide for prices that may be offset by material cost fluctuations.  We ordinarily ship our products directly to customers within 60 days, and in some cases, during the same calendar month, of the date on which a sales order is placed.  Accordingly, we generally have an insignificant amount of open (backlog) orders from customers at month end.  At the U.S. operations of our Metal Bearings Component Segment, we maintain a computerized, bar coded inventory management system with many of our major customers that enables us to determine on a day-to-day basis the amount of these components remaining in a customer’s inventory.  When such inventories fall below certain levels, additional product is automatically shipped.

The two-year agreement with Schaeffler Group (INA) effective as of July 1, 2006 expired as of June 30, 2008 and we are currently supplying product at agreed upon commercial terms.   In May 2007, a new contract was signed with SKF to supply precision balls in Europe with terms retroactively applied to January 1, 2007 and effective until December 31, 2009.

The five-year supply agreement with SKF providing for the purchase of steel rollers and metal retainers manufactured at our Veenendaal Plant expired during 2008 and we are in the process of negotiating a new agreement with SKF covering tapered rollers and metal retainers.

During 2008, the Metal Bearing Components Segment sold products to approximately 300 customers located in 30 different countries.  Approximately 88% of the net sales in 2008 were to customers outside the United States.  Approximately 68% of net sales in 2008 were to customers within Europe.   Sales to the top ten customers accounted for approximately 84% of the net sales in 2008.  Sales to SKF accounted for approximately 53% of net sales of the segment in 2008.

During 2008, the Plastic and Rubber Components Segment sold its products to over 70 customers located principally in North America.  Approximately 22% of the Plastic and Rubber Components Segment’s net sales were to customers outside the United States, with the vast majority to customers in Mexico and Canada.  Sales to the Segment’s top ten customers accounted for approximately 76% of the Segment’s net sales in 2008.

During 2008, the Precision Metal Components Segment sold its products to 21 customers located in three countries.  Approximately 97% of all sales were to customers located within the United States.  Sales to the segment’s top ten customers accounted for approximately 89% of the segment’s net sales in 2008.

In both the foreign and domestic markets, we principally sell our products directly to manufacturers and do not sell significant amounts through distributors or dealers.

See Note 12 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" for additional Segment financial information.

The following table presents a breakdown of our net sales for fiscal years 2008, 2007 and 2006:

(In Thousands)	2008	2007	2006

Metal Bearing Components Segment	$321,660	$303,059	$272,299
Percentage of Total Sales	75.7%	72.0%	82.4%

Precision Metal Components Segment	64,235	67,384	4,722
Percentage of Total Sales	15.1%	16.0%	1.4%

Plastic and Rubber Components Segment	38,942	50,851	53,304
Percentage of Total Sales	9.2%	12.0%	16.2%

Total	$424,837	$421,294	$330,325

Percentage of Total Sales	100%	100%	100%

The increase in value of Euro denominated sales resulted in net sales increasing $18.9 million in 2008, $19.6 million in 2007 and $1.6 million in 2006 when converted to U.S. Dollars.

The Precision Metal Components Segment includes only one month of revenue in 2006.  Based on pro-forma results, 2006 revenues would have been $77.7 million or 19% of the total pro-forma sales. (See Note 2 of the Notes to Consolidated Financial Statements)

Sales and Marketing

A primary emphasis of our marketing strategy is to expand key customer relationships by offering high quality, high precision products with the value of a single supply chain partner for a wide variety of components. Within the Metal Bearing Components Segment, our global sales organization includes nine direct sales and 13 customer service representatives.  Due to the technical nature of many of our products, our engineers and manufacturing management personnel also provide technical sales support functions, while internal sales employees handle customer orders and other general sales support activities.   For the Precision Metal Components Segment, the current sales structure consists of utilizing manufacturers’ representatives at key accounts supported by senior segment management and engineering involvement.

Our Metal Bearing Components Segment marketing strategy focuses on increasing our outsourcing relationships with global bearing manufacturers that maintain captive bearing component manufacturing operations.  Our marketing strategy for the Plastic and Rubber Components Segment and the Precision Metal Components Segment is to offer custom manufactured, high quality, precision parts to niche markets with high value-added characteristics at competitive price levels.  This strategy focuses on relationships with key customers that require the production of technically difficult parts and assemblies, enabling us to take advantage of our strengths in custom product development, tool design, component assembly, and precision molding and machining processes.

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

Manufacturing Process

We have become a leading independent bearing component manufacturer through exceptional service and high quality manufacturing processes.  Because our ball and roller manufacturing processes incorporate the use of standardized tooling, load sizes, and process technology, we are able to produce large volumes of products while maintaining high quality standards.

The key to our high quality production of seals and retainers is the incorporation of customized engineering into our manufacturing processes, metal to rubber bonding competency and experience with a broad range of engineered resins.  This design process includes the testing and quality assessment of each product.

Within the precision metal components industry we are well positioned in the market place by virtue of our focus on critical components and assemblies for highly engineered mechanical systems used in various durable goods.

Employees

As of December 31, 2008, we employed a total of 1,967 full-time employees.  Our Metal Bearing Components Segment employed 263 in the U.S., 926 in Europe, and 101 in China; our Plastic and Rubber Components Segment employed 278, all in the U.S.; and our Precision Metal Components Segment employed 391, all in the U.S.  In addition, there were eight employees at our corporate headquarters.  Of our total employment, 19% are management/staff employees and 81% are production employees.  We believe we are able to attract and retain high quality employees because of our quality reputation, technical expertise, history of financial and operating stability, attractive employee benefit programs, and our progressive, employee-friendly working environment.  The employees in the Eltmann Plant, Pinerolo Plant and Veenendaal Plant are unionized.  We have good labor relations, and we have never experienced any significant involuntary work stoppages.  We consider our relations with our employees worldwide to be excellent.

We signed a new agreement with the union representatives of our workers at our Eltmann Plant for significant contract revisions including new wage rates and increased working hours during February 2008.  During February 2009, production ceased at the Kilkenny, Ireland plant of the Metal Bearing Components Segment and the plant is in the process of being closed.  The entire work force of the manufacturing location, 68 employees, will be permanently laid-off due to the closure of this plant.  During the first quarter of 2009, the Hamilton Plant ceased production and was closed which resulted in the permanent lay-off of 20 employees.

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

The markets for the Plastic and Rubber Components Segment’s products are also intensely competitive.  Since the plastic injection molding industry is currently very fragmented, we must compete with numerous companies in each industry market segment.  Many of these companies have substantially greater financial resources than we do and many currently offer competing products nationally and internationally. Our primary competitor in the plastic bearing retainer market is Nakanishi Manufacturing Corporation.  Domestically, Nypro, Inc. and UFE are among the main competitors in the automotive market.

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

While intensely competitive, the markets for the Company’s rubber seal products are less fragmented than its plastic injection molding products.  The bearing seal market is comprised of approximately six major competitors that range from small privately held companies to large global enterprises.  Bearing seal manufacturers compete on design, service, quality and price.  Our primary competitors in the U.S. bearing seal market are Freudenburg-NOK, Chicago Rawhide Industries (an SKF subsidiary), Trostel, and Uchiyama.

In the Precision Metal Components Segment market, internal production of components by our customers can impact our business as the customers weigh the risk of outsourcing strategically critical components or producing in-house. Our primary competitors are Linamar, Stanadyne, A. Berger, C&A Tool, American Turned Products and Autocam.  We generally win new business on the basis of technical competence and our proven track record of successful product development.

Raw Materials

The primary raw material used in our core ball and roller business of the Metal Bearing Components Segment is 52100 Steel, which is high quality chromium steel.  During 2008, approximately 90% of the steel used by the segment was 52100 Steel in rod and wire form.  Our other steel requirements include metal strip, chrome rod and wire, and type S2 rock bit steel.

The Metal Bearing Components Segment businesses purchase substantially all of their 52100 Steel requirements from mills in Europe and Japan and all of their metal strip requirements from European mills and traders.  The principal suppliers of 52100 Steel in the U.S. are Daido Steel Inc., Kobe Steel, Lucchini (affiliate of Ascometal France) and Ohio Star Forge Co.  The principal supplier of 52100 Steel in Europe is Ascometal France (See Note 15 of the Notes to Consolidated Financial Statements), while the principal supplier of metal strip is Thyssen.  Our other steel requirements are purchased principally from foreign steel manufacturers.  If any of our current suppliers were unable to supply 52100 Steel to us, we are unable to provide assurances that we would not face higher costs or production interruptions as a result of obtaining 52100 Steel from alternate sources.

We purchase steel on the basis of price and, more significantly, composition and quality.  The pricing arrangements with our suppliers are typically subject to adjustment every three to six months in the U.S. and contractually adjusted on an annual basis within the European locations for the base steel price and quarterly for surcharge adjustments for precision steel balls.  In general, we do not enter into written supply agreements with suppliers or commit to maintain minimum monthly purchases of steel except for the supply arrangements between Ascometal and the European operations of our Metal Bearing Components Segment (see Note 15 of the Notes to Consolidated Financial Statements).

Because 52100 Steel is principally produced by foreign manufacturers, our operating results would be negatively affected in the event that the U.S. or European governments impose any significant quotas, tariffs or other duties or restrictions on the import of such steel, if the U.S. Dollar decreases in value relative to foreign currencies or if supplies available to us would significantly decrease.  The value of the U.S. Dollar factors into the steel price as the suppliers' base currencies are the Euro and Japanese Yen.

The Metal Bearing Components Segment has historically been  affected by upward price pressure on steel principally due to general increases in global demand and due to global increased consumption of steel.  More recently steel price increases have abated on the basis of reduced scrap prices and overall reduction in global demand for steel products.    Our contracts with key customers provide for steel price adjustments as incurred.

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

The Precision Metal Components Segment produces products from a wide variety of metals in various forms from various sources.  Basic types include hot rolled steel, cold rolled steel, (both carbon and alloy) stainless, extruded aluminum, aluminum, gray and ductile iron castings, and mechanical tubing. Some material is purchased directly under customer global contracts, some is consigned by the customer, and some is purchased directly from a mill.

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

Environmental Compliance

Our operations and products are subject to extensive federal, state and local regulatory requirements both domestically and abroad relating to pollution control and protection of the environment.  We maintain a compliance program to assist in preventing and, if necessary, correcting environmental problems. In the Metal Bearing Components Segment the Eltmann Plant, Kilkenny Plant, and Pinerolo Plant are ISO 14000 certified and received the EPD (Environmental Product Declaration.)  The Veenendaal Plant is also ISO 14000 certified.  Based on information compiled to date, management believes that our current operations are in substantial compliance with applicable environmental laws and regulations, the violation of which would have a material adverse effect on our business and financial condition.  We have assessed conditional asset retirement obligations and have found them to be immaterial to the consolidated financial statements. We cannot assure you, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.  More specifically, although we believe that we dispose of wastes in material compliance with applicable environmental laws and regulations, we cannot assure you that we will not incur significant liabilities in the future in connection with the clean-up of waste disposal sites.  We maintain long-term environmental insurance covering the four manufacturing locations purchased with the Whirlaway acquisition.  We are currently a potentially responsible party of a remedial investigation at a former waste recycling facility used by us.  See Item 3. and Note 15. in the Notes to Consolidated Financial Statements.

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position

Roderick R. Baty	55	Chairman of the Board, Chief Executive Officer and President
Frank T. Gentry, III	53	Vice President – General Manager U.S. Ball and Roller Division
Robert R. Sams	51	Vice President – Sales
James H. Dorton	52	Vice President – Corporate Development and Chief Financial Officer
William C. Kelly, Jr.	50	Vice President – Chief Administrative Officer, Secretary, and Treasurer
Nicola Trombetti	48	Vice President – Managing Director of NN Europe
Thomas G. Zupan	53	Vice President – Precision Metal Components Division
James Anderson	44	Vice President – Plastic and Rubber Components Division

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

Thomas G. Zupan co-founded Whirlaway in 1973 with his father and began his career as a toolmaker.  He gained further experience in every line business function including Engineering, Production Operations, Quality Assurance, H/R, Sales, Material Control, IS, and Finance as the company grew from owner operator to professionally managed.  In 1991, Mr. Zupan became CEO and sole shareholder of Whirlaway.  Upon the sale of Whirlaway to NN on November 30, 2006 Mr. Zupan was appointed Vice President – Precision Metal Components Division.

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

The Recession impacting both U.S. and Europe Automotive and Industrial Markets could have a material adverse effect on our ability to finance our operations and implement our growth strategy

During the three month period ended December 31, 2008, we experienced a sudden and significant reduction in customer orders driven by reductions in automotive and industrial end market demand.  At the same time, our Plastic and Rubber Components and our Precision Metal Components Segments have continued to be negatively impacted by reductions in North American automotive demand that began in the three month period ended June 30, 2008 and worsened during the second half of 2008.

Our company has never been affected by a recession that has impacted both of our key geographic markets of the U.S. and Europe simultaneously.  Continued sudden and significant reductions in sales to our customers could materially reduce our operating results due to the profits lost on reduced sales levels plus the inability in the short term to reduce our variable and fixed cost of operations.  A continued recession could have a material adverse effect on our financial condition, results of operations and cash flows from operations.

In addition, our ability to sustain our existing committed credit facilities and our ability to obtain new credit to finance our operations and growth plans could be impaired depending on our performance against established financial covenants including our results of operations.

World wide availability of credit continues to be limited

The availability of credit from financial institutions to businesses has diminished during the course of 2008.  The reduction in available credit is due to many factors including the global economic slowdown and financial institutions being impacted by subprime mortgage defaults and various other types of credit defaults.  In addition to the limits on availability, the interest rates charged by financial institutions have increased to reflect the greater level of inherent risk in the debt markets.  If the limitation on the availability of credit continues, or worsens our ability and the ability of our customers and vendors to obtain credit in the future may be adversly impacted resulting in a potential adverse impact on our business and that of our customers and vendors.

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

Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 41% of consolidated net sales in 2008.  No other customers accounted for more than 10% of sales.  During 2008, our ten largest customers accounted for approximately 78% of our consolidated net sales.  The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.

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

Failure of our product could result in a product recall

The majority of our products go into bearings used in the automotive industry and other critical industrial manufacturing applications.  A failure of our components could lead to a product recall.  If a recall were to happen as a result of our components failing, we could bear a substantial part of the cost of correction.  In addition to the cost of fixing the parts affected by the component, a recall could result in the loss of a portion of or all of customers’ business.  To partially mitigate this risk, we carry limited product recall insurance and have invested heavily in the TS16949 quality program.

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

Acquiring businesses that complement or expand our operations has been and continues to be an important element of our business strategy.  This strategy calls for growth through acquisitions constituting the majority of our future growth objectives, with the remainder resulting from internal growth and increased market penetration.  For recent acquisitions see Note 2 of the Notes to Consolidated Financial Statements.  We cannot assure you that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future.  In addition, we may borrow funds to acquire other businesses, increasing our interest expense and debt levels.  Our inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on our business, financial position, results of operations and cash flows.  Our amended and restated credit facility entered into on March 13, 2009, prohibits acquisitions without prior approval of the participants of the credit facility and until such time as we meet certain earnings and financial covenant levels.

Our growth strategy depends in part on outsourcing, and if the industry trend toward outsourcing does not continue, our business could be adversely affected.

Our growth strategy depends in part on major customers continuing to outsource components, and expanding the number of components being outsourced.  This requires manufacturers to depart significantly from their traditional methods of operations.  If major customers do not continue to expand outsourcing efforts or determine to reduce their use of outsourcing, our ability to grow our business could be materially adversely affected.

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

The market price of our common stock could be subject to significant fluctuations and may decline.  Among the factors that could affect our stock price are:

•	economic recession or other macro economic factors;

•	our operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as earnings (loss) per share, net income (loss) and revenues;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	loss of any member of our senior management team;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	sales of our common stock by stockholders;

•	general market conditions;

•	domestic and international economic, legal and regulatory factors unrelated to our performance;

•	loss of a major customer; and

•	ability to declare and pay a regular dividend.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the trading price of our common stock.  In addition, due to the market capitalization of our stock, our stock tends to be more volatile than large capitalization stocks that comprise the Dow Jones Industrial Average or Standard and Poor’s 500 Index.

Provisions in our charter documents and Delaware law may inhibit a takeover, which could adversely affect the value of our common stock.

Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable and may prevent you from receiving a takeover premium for your shares.  These provisions include, for example, a classified board of directors and the authorization of our board of directors to issue up to 5.0 million preferred shares without a stockholder vote.  In addition, our restated certificate of incorporation provides that stockholders may not call a special meeting.

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

In addition, during 2008 we adopted a shareholder’s rights plan intended to deter coercive or unfair takeover tactics and prevent an acquirer from gaining control of the company at less than fair value.  The plan gives existing shareholders the right to purchase Junior Participating Preferred Stock of the company once and only if the acquirer obtains 15% of our common stock.

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

The Eltmann Plant is leased from the Schaeffler Group, which is also a customer.  The Kunshan Plant lease is accounted for as a capital lease and we have an option to purchase the facility at various points in the future.  Production at the Kilkenny, Ireland plant ceased on February 6, 2009 and was moved to other European Metal Bearing Components operations.  The plant is being made ready for sale.

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

The Wellington Plants are leased from a company controlled by the former owner of Whirlaway Corporation, who is currently an officer of NN, Inc. (see Note 20 of the Notes to Consolidated Financial Statements).  Production at the Hamilton Plant was stopped and the facility was sold during the first quarter of 2009.  Production was moved to the Wellington plant.

For more information, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 3.	Legal Proceedings

On March 20, 2006, the Company received correspondence from the Environmental Protection Agency (“EPA”) requesting information regarding Alternate Energy Resources, Inc. (“AER”), a former waste recycling vendor used by the Company’s former Walterboro, South Carolina facility.  AER, located in Augusta, Georgia, ceased operations in 2000 and EPA began investigating its facility.  As a result of AER’s operations, soil and groundwater became contaminated.  Besides the Company, EPA initially contacted fifty-four other companies (“Potentially Responsible Parties” or PRPs”) who also sent waste to AER.  Most of these PRPs, including the Company, have entered into a consent order with EPA to investigate and remediate the site proactively.  To date, each participating PRP has signed a joint defense agreement and has contributed to retaining an environmental consultant who has prepared a remedial investigation, which has been accepted by EPA.  In addition, a Feasibility Study, which outlines remedial options, has been submitted to EPA for approval.  Once approved, costs associated with the chosen remediation will be known and the PRPs will be able to discuss proper allocation of the cost of cleanup, based on formula including both volume and the nature of the waste sent to AER for disposal.  As of the date hereof, the Company does not know the amount of its allocated share.  However, we believe our contribution to the remediation of the site, if any, would be approximately 1.083% or less of the volume of waste sent to the facility and we assert that our waste was non-hazardous.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of stockholders during the fourth quarter of 2008.

Part II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since our initial public offering in 1994, the common stock has been traded on The NASDAQ Stock Market LLC (“NASDAQ”) under the trading symbol “NNBR.”  Prior to such time there was no established market for the common stock.  As of March 16, 2009, there were approximately 2,000 holders of the Common Stock.  On March 16, 2009, the closing per share stock price as reported by NASDAQ was $0.97.

The following table sets forth the high and low closing sales prices of the common stock, as reported by NASDAQ, and the dividends paid per share on the common stock during each calendar quarter of 2008 and 2007.

	Close Price
	High	Low	Dividend
2008
First Quarter	$10.28	$7.65	$0.08
Second Quarter	13.94	9.60	0.08
Third Quarter	16.98	12.57	0.08
Fourth Quarter	13.11	0.97	0.00

2007
First Quarter	$13.27	$11.40	$0.08
Second Quarter	12.78	11.65	0.08
Third Quarter	12.51	9.00	0.08
Fourth Quarter	10.67	8.07	0.08

The following graph compares the cumulative total shareholder return on our common stock (consisting of stock price performance and reinvested dividends) from December 31, 2003 with the cumulative total return (assuming reinvestment of all dividends) of (i) the Value Line Machinery Index (“Machinery”) and (ii) the Standard & Poor’s 500 Stock Index, for the period December 31, 2003 through December 31, 2008.  The Machinery index is an industry index comprised of 49 companies engaged in manufacturing of machinery and machine parts, a list of which is available from the Company.  The comparison assumes $100 was invested in our common stock and in each of the foregoing indices on December 31, 2003.  We cannot assure you that the performance of the common stock will continue in the future with the same or similar trend depicted on the graph.

Comparison of Five-Year Cumulative Total Return*
NN, Inc., Standard & Poors 500 and Value Line Machinery Index
(Performance Results Through 12/31/08)

Assumes $100 invested at the close of trading on December 31, 2003 in NN, Inc. common stock, Standard & Poors 500 and Value Line Machinery Index.

*Cumulative total return assumes reinvestment of dividends.

	Cumulative Return
	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
NN, Inc.	108.12	89.17	107.36	83.81	20.76
Standard & Poors 500	108.99	112.26	127.55	132.06	81.23
Machinery	124.14	134.74	170.07	242.37	140.60

The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors.  During the three month period ended December 31, 2008, we suspended our regular quarterly dividend in order to enhance our liquidity due to the current economic downturn.

The terms of our revolving credit facility amended and restated on March 13, 2009 restrict the payment of dividends until the company can maintain certain financial covenants.  Additionally, the terms of our revolving credit facility restrict the declaration and payment of dividends in excess of certain amounts specified in the credit agreement in any fiscal year.  For further description of our revolving credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

During the fourth quarter of 2008, we repurchased 85,171 shares of common stock at a total cost of $1.0 million under our publicly announced $20 million repurchase plan authorized by the Board of Directors on September 17, 2008.

Issuer Purchases of Equity Securities In the Fourth Quarter 2008
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) including commissions	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	85,171	$11.91	85,171	$18,985,932

For the full year of 2008, we repurchased 85,171 shares for a total amount of $1.0 million at an average price of $11.91 including commissions.

See Part III, Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2008 Annual Report on Form 10-K for information required by Item 201 (d) of regulation S-K.

Item 6.	Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Company. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, including notes thereto.

(In Thousands, Except Per Share Data)	Year ended December 31,
	2008	2007	2006	2005	2004
Statement of Income Data:
Net sales	$424,837	$421,294	$330,325	$321,387	$304,089
Cost of products sold (exclusive of depreciation shown separately below)	344,685	337,024	257,703	248,828	240,580
Selling, general and administrative expenses	36,068	36,473	30,008	29,073	29,755
Depreciation and amortization	27,981	22,996	17,492	16,331	16,133
(Gain) loss on disposal of assets	(4,138)	(71)	(705)	(391)	856
Impairment of goodwill	30,029	10,016	--	--	--
Restructuring and impairment charges (income), excluding goodwill impairments	12,036	3,620	(65)	(342)	2,398
Income (loss) from operations	(21,824)	11,236	25,892	27,888	14,367
Interest expense	5,203	6,373	3,983	3,777	4,029
Other income	(850)	(386)	(1,048)	(653)	(853)
Income (loss) before provision for income taxes	(26,177)	5,249	22,957	24,764	11,191
Provision (benefit) for income taxes	(8,535)	6,422	8,522	9,752	4,089
Net income (loss)	$(17,642)	$(1,173)	$14,435	$15,012	$7,102

Basic income per share:
Net income (loss)	$(1.11)	$(0.07)	$0.84	$0.88	$0.42

Diluted income per share:
Net income (loss)	$(1.11)	$(0.07)	$0.83	$0.87	$0.41

Dividends declared	$0.24	$0.32	$0.32	$0.32	$0.32
Weighted average number of shares outstanding - Basic	15,895	16,749	17,125	17,004	16,728
Weighted average number of shares outstanding – Diluted	15,895	16,749	17,351	17,193	17,151

	As of December 31,
(In Thousands, Except Per Share Data)	2008	2007	2006	2005	2004
Balance Sheet Data:
Current assets	$124,621	$138,024	$125,864	$105,950	$108,440
Current liabilities	63,355	84,256	74,869	64,839	74,431
Total assets	284,040	350,078	342,701	269,655	288,342
Long-term debt	90,172	100,193	80,711	57,900	67,510
Stockholders' equity	109,759	130,043	133,169	116,074	115,140

For the year ended December 31, 2008, goodwill, certain intangible assets, and certain tangible assets were subject to impairment charges of $38,371 ($24,402 after tax).  In addition, restructuring charges of $2,247 ($2,247 after tax) and impairment charges of $1,447 ($1,447 after tax) on long lived assets were recorded related to the closure of the Kilkenny plant.  Finally, 2008 benefited from the sale of excess land resulting in a gain of $4,018 ($2,995 after tax).

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

Risk Factors

See Item 1A. “Risk Factors” for a discussion of risk factors that could materially impact our actual results.

Overview and Management Focus

Our strategy and management focus is based upon the following long-term objectives:

•	Growth by taking over the in-house production of components from our global customers, providing a competitive and attractive outsourcing alternative

•	Creation of a new precision metal components platform

•	Global expansion of our manufacturing base to better address the global requirements of our customers

Management generally focuses on these trends and relevant market indicators:

•	Global industrial growth and economics

•	Global automotive production rates

•	Costs subject to the global inflationary environment, including, but not limited to:

o	Raw material

o	Wages and benefits, including health care costs

o	Regulatory compliance

o	Energy

•	Raw material availability

•	Trends related to the geographic migration of competitive manufacturing

•	Regulatory environment for United States public companies

•	Currency and exchange rate movements and trends

•	Interest rate levels and expectations

Management generally focuses on the following key indicators of operating performance:

•	Sales growth

•	Cost of products sold levels

•	Selling, general and administrative expense levels

•	Net income (loss)

•	Cash flow from operations and capital spending

•	Customer service reliability

•	External and internal quality indicators

•	Employee development

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

Accounts Receivable.  Accounts receivable are recorded upon recognition of a sale of goods and ownership and risk of loss is assumed by the customer.  Substantially all of the Company’s accounts receivable is due primarily from the core served markets: bearing manufacturers, automotive industry, electronics, industrial, agricultural and aerospace.  The Company recorded $0.2 million, $0.5 million and $0.3 million of bad debt expense during 2008, 2007 and 2006.  In establishing allowances for doubtful accounts, the Company performs credit evaluations of its customers, considering numerous inputs when available including the customers’ financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects.  Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible.  While management believes that adequate allowances for doubtful accounts have been provided in the Consolidated Financial Statements, it is possible that the Company could experience additional unexpected credit losses.

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

Income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company has three units (the Eltmann Plant, Kysucke Plant and Kunshan Plant) that have incurred or are incurring net operating losses.  Management has placed full valuation allowances against the deferred tax assets from these net operating losses.  (See Note 13 of the Notes to Consolidated Financial Statements.)

Impairment of Long-Lived Assets.  The Company’s long-lived assets include property, plant and equipment and certain intangible assets subject to amortization.  The recoverability of the long-term assets is dependent on the performance of the companies which the Company has acquired, as well as volatility inherent in the external markets for these acquisitions.  In assessing potential impairment for these assets the Company will consider these factors as well as forecasted financial performance.    Future adverse changes in market conditions or adverse operating results of the underlying assets could result in the Company having to record additional impairment charges not previously recognized.  (See Notes 6 and 11 of the Notes to Consolidated Financial Statements).

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

	As a Percentage of Net Sales Year ended December 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of product sold (exclusive of depreciation shown separately below)	81.1	80.0	78.0
Selling, general and administrative expenses	8.5	8.7	9.1
Depreciation and amortization	6.6	5.4	5.3
Gain on disposal of assets	(1.0)	0.0	(0.2)
Impairment of goodwill	7.1	2.4	--
Restructuring and impairment charges, excluding goodwill impairments	2.8	0.8	--
Income (loss) from operations	(5.1)	2.7	7.8
Interest expense	1.2	1.5	1.2
Other income	(0.2)	(0.0)	(0.4)
Income (loss) before provision for income taxes	(6.1)	1.2	7.0
Provision (benefit) for income taxes	(2.0)	1.5	2.6
Net income (loss)	(4.1%)	(0.3%)	4.4%

Off Balance Sheet Arrangements

We have operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates.  The following is a schedule by year of future minimum lease payments as of December 31, 2008 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year (in thousands).

Year ended December 31, 2008

2009	$4,297
2010	3,405
2011	2,670
2012	1,190
2013	1,107
Thereafter	7,176

Total minimum lease payments	$19,845

Sales Concentration

Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 41% of consolidated net sales in 2008.  During 2008, our ten largest customers accounted for approximately 78% of our consolidated net sales.  None of our other customers individually accounted for more than 10% of our consolidated net sales for 2008.  The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and have a corresponding negative impact on our operating profit margin due to operation leverage these customers provide.  This could lead to sales volumes not being high enough to cover our current cost structure or provide adequate operating cash flows.  Due to a limit on the amount of excess bearing component production capacity, in the markets we serve, we believe it would be difficult for any of our top ten customers to change suppliers in the short term.

The two-year supply agreement effective July 1, 2006 with Schaeffler Group expired June 30, 2008 and we are currently supplying product at agreed upon commercial terms.

In May 2007, a new contract for precision steel balls in Europe was signed with SKF with terms being retroactive to January 1, 2007 and effective until December 31, 2009.

The five year supply agreement with SKF providing for the purchase of steel rollers and metal retainers expired during 2008 and we are in the process of negotiating a new agreement.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007.

Overview of the Three and Twelve Month Periods Ended December 31, 2008

The three month period ended December 31, 2008 was affected by the sudden and significant reduction in demand for our products in all geographic markets served.  During the fourth quarter of 2008, overall demand was down approximately 30% from 2007 sales levels in the two main geographic markets served, the U.S. and Europe.  Demand was down in both automotive and industrial end markets served by us due to the global economic downturn.  As a result, our sales were down 29% compared to the same three month period of 2007.

In order to minimize the impact of this unprecedented sales volume reduction, we have taken actions to reduce cost and conserve cash.  The actions include the reduction of capital expenditures, elimination of discretionary spending, temporary suspension of our regular quarterly dividend, closure of two production facilities, wage and salary reductions and employee layoffs.

For the three month period ended December 31, 2008, sales decreased $30.8 million from the equivalent period of 2007.  Of this reduction, $30.1 million was directly related to lower sales volume from the depressed automotive and industrial end market demand experienced in the period.

For the three month period ended December 31, 2008, we had a loss from operations, excluding non-operating charges and benefits, of $2.6 million versus net income of $4.0 for the three month period ended December 31, 2007.  The majority of the variance between the years was directly related to lower sales volume from the economic downturn.

Prior to the three month period ended December 31, 2008, we had reported record revenues and earnings for the nine month period ended September 30, 2008.  Thus, the results of the year ended December 31, 2008 were significantly impacted by the aforementioned 30% reductions in sales volume directly related to the economic downturn and depressed demand for automotive and industrial products experienced during the three month period ended December 31, 2008.

OVERALL RESULTS

(In Thousands of Dollars)	Consolidated NN, Inc.
	2008	2007	Change
Net sales	$424,837	$421,294	$3,543
Foreign exchange effects				17,575
Volume				(22,536)
Price				1,518
Mix				539
Material inflation pass-through				6,447

Cost of products sold (exclusive of depreciation and amortization shown separately below)	344,685	337,024	7,661
Foreign exchange effects				14,440
Volume				(7,205)
Cost reduction				(12,994)
Mix				687
Inflation				12,733

Selling, general, and administrative	36,068	36,473	(405)
Foreign exchange effects				1,012
Reductions in wage related cost and discretionary spending				(1,417)

Depreciation and amortization	27,981	22,996	4,985
Foreign exchange effects				1,148
Additional depreciation				3,837

Restructuring and impairment charges	42,065	13,636	28,429
Interest expense, net	5,203	6,373	(1,170)
Gain on disposal of assets	(4,138)	(71)	(4,067)
Other income, net	(850)	(386)	(464)
Income (loss) before provision for income taxes	(26,177)	5,249	(31,426)
Provision for income taxes	(8,535)	6,422	(14,957)
Net income (loss)	$(17,642)	(1,173)	$(16,469)

Net Sales.  As discussed above, the significant sales volume decrease experienced in the three month period ended December 31, 2008 had a major impact on the full year 2008 sales levels.  There was $30.1 million in volume lost in the fourth quarter of 2008 due to the economic downturn and related reduction in demand for automotive and industrial end market products.  Prior to the fourth quarter, sales volume had increased by $7.5 million year to date primarily in our Metal Bearings Components Segment from market share gains and strong levels of industrial end market demand in North America and in Europe to a lesser extent.

Partially offsetting the negative volume was the positive effect due to the appreciation in value of Euro denominated sales relative to the U.S. Dollar.  Finally, sales were positively affected by price increases from passing through raw material inflation to customers, price increases given to certain non-contractual customers and favorable product mix to existing customers.

Cost of Products Sold (exclusive of depreciation and amortization).  As discussed above, the significant sales volume reduction experienced in the three month period ended December 31, 2008 had a major impact on cost of products sold.  The magnitude of the reductions and short period in which the reductions occurred limited our ability to reduce fixed production costs.  We took aggressive actions to reduce cost including drastically reducing plant operating days.  The reduction in cost of products sold during the period directly related to the economic downturn was $14.6 million.  Prior to the fourth quarter, cost of product sold had increased by $7.3 million due to higher sales volume mentioned above.

Apart from the volume impacts, cost of products sold increased due to the increase in value of Euro denominated costs relative to the U.S. Dollar.  In addition, raw material, labor and utility inflation experienced during 2008 increased cost of products sold.  Offsetting these increases were favorable impacts from our Level 3 cost reduction program and other planned projects focused on reducing manufacturing costs at all locations and from operating improvements at our three newest operations: Whirlaway, China, and Slovakia.

Selling, General and Administrative Expenses.  Spending on wage related costs was substantially reduced in the three month period ended December 31, 2008.  Cost for management bonuses and stock based compensation were reduced due to the fourth quarter 2008 operating performance.  In addition, during the fourth quarter of 2008, most discretionary spending was eliminated.  The increase in the value of Euro denominated costs relative to the U.S. Dollar partially offset the reductions.

Depreciation and Amortization.  We accelerated depreciation during the three month period ended December 31, 2008, on certain assets to adjust to their new estimated useful lives.  The accelerated depreciation totaled $3.5 million and was related to assets that were abandoned and ceased to be used on or before December 31, 2008.  Additionally, depreciation expense was higher due to the increase in the value of the Euro based depreciation and amortization relative to the U.S. Dollar.  Finally, depreciation expense increased for assets placed in service at our new plants in China and Slovakia.

Restructuring and impairment charges.  During 2008, goodwill, certain intangible assets, and certain long lived tangible assets were subject to impairment charges of $38.4 million.  In addition, restructuring charges of $2.2 million and impairment charges of $1.4 million on long lived assets were recorded related to the closure of the Kilkenny plant.   During 2007, we impaired certain goodwill and fixed asset balances related to the Metal Bearing Components Segment restructuring totaling $13.4 million.

Interest expense.   Interest expense was lower in 2008 versus 2007 primarily due to decreases in the base LIBOR interest rate which reduced the cost of borrowing under our variable rate credit agreement and due to repayments made in 2008.

Gain on disposal of assets.  During 2008, the Veenendaal Plant  (part of the Metal Bearing Components Segment) sold excess land with a book value of $1.6 million for proceeds of $5.6 million and a resulting gain of $4.0 million.

Provision for income taxes.  The year ended December 31, 2008 effective rate of 33% was lower than the year ended December 31, 2007 effective rate of 122%.  The majority of the difference between the 2008 and 2007 rates was with the 2008 impairment losses.  We did not apply valuation reserves to the deferred tax benefits as those benefits will be recognized either through realized deferred tax liabilities or from expected future tax deductions.  The locations that generated the deferred tax benefits in the year ended December 31, 2008, are expected to have sufficient future taxable income so it is more likely than not these benefits will be utilized.  The 2007 impairment charges had minimal tax benefits due to valuation reserves placed on the deferred tax benefits related to the impairment and severance charges and other related tax benefits as the locations incurring these benefits were not expected to generate significant future taxable income.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2008	2007	Change

Net sales	$321,660	$303,059	$18,601
Foreign exchange effects				17,575
Volume				(7,677)
Price				672
Mix				539
Material inflation pass- through				7,492

Segment net income (loss)	$14,647	$4,958	$9,689

The fourth quarter economic downturn led to a reduction in sales of $21.5 million.  Prior to the fourth quarter, sales had increased in the Metal Bearing Components Segment $13.8 million due to higher sales volume in North America, Europe and Asia from new programs, market share gains, and strong European and North American industrial end market demand compared to 2007.  Sales were positively affected by the favorable impacts from the rise in value of Euro based sales relative to the U.S. dollar, primarily in the first nine months of the year.  Finally, sales increased due to price increases related to passing through raw material inflation to customers, from price increases given to certain non-contractual customers and favorable product and customer mix.

The 2008 and 2007 segment net incomes include restructuring and impairment charges, net of tax of $3.7 million and $13.5 million, respectively. Additionally, 2008 segment net income was impacted by a favorable net $1.6 million in non-operating items.  The first was a $3.0 million after tax gain on sale of excess land.  The second was a $1.1 million tax benefit related to reducing certain deferred tax liabilities at our Italian operation under a new Italian tax law.  Partially offsetting these favorable impacts was the accelerated depreciation of certain long-lived tangible assets that were abandoned in the fourth quarter of 2008 totaling $2.5 million after tax.

Factoring out the non-operating benefits and restructuring charges above, 2008 segment net income was $1.7 million lower than the prior year.  The 2008 results were negatively impacted by the fourth quarter economic downturn.  As much of the segments’ manufacturing cost base is in Western Europe, we have less ability to proactively reduce labor and labor related costs there than in other geographic areas in which we operate due to country and plant specific labor rules. Partially offsetting the fourth quarter decline were planned cost reduction initiatives at all locations, in particular at our Asia and Slovakia operations, which had a positive impact, net of inflation, to segment income.

The 2008 restructuring and impairment charges for the segment, net of tax are $2.2 million of severance and other employment related cost and non-cash impairment charges of $1.4 million on long lived assets both related to the closure of the segment’s Kilkenny Plant.  The 2007 restructuring and impairment charges, net of tax included $13.5 million in non-cash charges related to impairment of goodwill and fixed assets to levels supported by projected cash flows after restructuring activity within the segment.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2008	2007	Change

Net sales	$64,235	$67,384	$(3,149)
Volume				(3,149)

Segment net loss	$(7,353)	$(1,450)	$(5,903)

The reduction in sales volume to customers that serve the U.S. automotive market, particularly light trucks, began for this segment during the second and third quarters of 2008.  The sales reduction intensified in the fourth quarter with the more than 30% reduction in automotive build rates in the U.S.  As a result, sales volume was $3.9 million less in the fourth quarter of 2008 compared to the fourth quarter of 2007 primarily due to the economic downturn.

The 2008 segment net loss included $7.8 million of impairment charges, net of tax.  Factoring out the impairment charges, segment net income was favorable to the prior year by $1.9 million.  Despite lower sales volumes, the segment’s net income increeased primarily due to production efficiencies in labor and manufacturing supplies experienced in 2008 through the application of our Level 3 and other cost improvement programs.  In addition, interest cost was lower for the segment due to positive cash flow and lower base interest rates.

The 2008 impairment charges, net of tax are from the impairment of all of the segment’s goodwill, the full impairment of the customer relationship intangible asset, and the impairment of certain long lived tangible assets.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2008	2007	Change

Net sales	$38,942	$50,851	$(11,909)
Volume				(11,710)
Price				(199)

Segment net income (loss)	$(17,223)	$2,242	$(19,465)

Revenues in the Plastic and Rubber Components Segment were down due to lower sales volume to customers that sell products to U.S. automotive manufacturers.  The lower sales were due to a general downturn in that market and due to the effects of a strike at a major U.S. automotive supplier that occurred earlier in the year, which affected several of our customers’ sales volumes.  While the lower sales volumes were occurring most of 2008 for the segment, the reduction intensified in the fourth quarter of 2008 due to impact from the global recession.  During the fourth quarter, we experienced sales volumes $4.7 million less than the fourth quarter of 2007.

The 2008 segment net loss included $16.6 million of impairment charges, net of tax.  Factoring out the impairment charges, the segment incurred a loss of $0.6 million in 2008.  The segment net loss was negatively affected by the volume decreases in sales.   Planned cost reduction projects, net of inflation, partially offset the volume impacts. The 2008 impairment charges, net of tax are from the impairment of all of the segment’s goodwill.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006.

OVERALL RESULTS
(In Thousands of Dollars)	Consolidated NN, Inc.
	2007	2006	Change
Net sales	$421,294	$330,325	$90,969
Due to Acquisitions				62,662
Foreign exchange effects				19,600
Volume				8,507
Price				(3,400)
Mix				(1,900)
Material inflation pass-through				5,500

Cost of products sold (exclusive of depreciation and amortization shown separately below)	337,024	257,703	79,321
Due to Acquisitions				53,500
Foreign exchange effects				15,700
Volume				7,821
Cost reduction				(8,400)
Mix				(400)
Inflation				11,100

Selling, general, and administrative	36,473	30,008	6,465
Due to Acquisitions				4,100
Foreign exchange effects				1,265
Increase in wage related cost and other				1,100

Depreciation and amortization	22,996	17,492	5,504
Due to Acquisitions				4,000
Foreign exchange effects				1,000
Additional depreciation				504

Restructuring and impairment charges (income)	13,636	(65)	13,701
Interest expense, net	6,373	3,983	2,390
Gain on disposal of assets	(71)	(705)	634
Other income, net	(386)	(1,048)	662
Income before provision for income taxes	5,249	22,957	(17,708)
Provision for income taxes	6,422	8,522	(2,100)
Net income (loss)	$(1,173)	$14,435	$(15,608)

Net Sales.  Sales have increased due to the addition of the Precision Metal Components Segment with the acquisition of Whirlaway and due to appreciation in value of Euro denominated sales relative to the U.S. Dollar.  In addition, sales have increased due to the pass through of raw material inflation to customers and due to higher volume to existing customers primarily at our European operations.  Partially offsetting these increases are price decreases given to several large customers in agreement with contractual terms and unfavorable customer, product, and currency mix.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold increased primarily due to the addition of the Precision Metal Components Segment on November 30, 2006 and due to the increase in value of Euro denominated costs relative to the U.S. Dollar.  In addition, raw material, labor and utility inflation increased and costs increased related to higher sales volume primarily at our European operations.  Offsetting these increases were favorable mix impacts to cost of products sold and the impact of projects focused on reducing cost of manufacturing .

Selling, General and Administrative Expenses.  The selling, general and administrative (“SG&A”) expense increase was primarily due to the addition of the Precision Metal Components Segment on November 30, 2006.  In addition, SG&A expense increased due to the appreciation in the value of Euro denominated expenses relative to the U.S. Dollar.  Finally, the total was higher due to increased stock compensation expense, from higher spending on consulting and professional fees, higher travel, salary cost and additional bad debt expense.

Depreciation and Amortization.  These costs were higher due to the acquisition of the Precision Metal Components Segment and due to the increase in the value of Euro based depreciation and amortization relative to the U.S. Dollar.

Interest expense.   Interest expense was primarily higher due to the additional debt assumed to acquire the Precision Metal Components Segment on November 30, 2006.

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

Provision for income taxes. The 2007 effective tax rate was 122%, versus the effective tax rate in 2006 of 37%.  The effective tax rate in 2007 was much higher than normal due to the impact of the impairment charges taken during 2007, which carried significant valuation allowances against the related tax benefits, resulting in the high effective tax rate for 2007.  Factoring out the impairment impacts in 2007, our effective tax rate would have been approximately 38%.  There were two other significant offsetting items affecting 2007 tax expense.  During the fourth quarter, the deferred tax liabilities at our Italian operation of the Metal Bearing Components Segment were lowered due to enacted reductions in the Italian statutory tax rates which decreased tax expense by $1.0 million.  Offsetting this reduction was a $0.8 million increase in tax expense related to recording a full valuation allowance on a deferred tax asset for tax loss carry forwards at a location still incurring losses. The 2006 effective rate is lower than the historical effective rate due to the favorable 19% tax rate on the gain from sale of land at our Pinerolo Plant.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2007	2006	Change

Net sales	$303,059	$272,299	$30,760
Foreign exchange effects				19,560
Volume				12,400
Price				(3,800)
Mix				(1,900)
Material inflation pass- through				4,500

Segment net income	$4,958	$18,331	$(13,373)

The sales increase at the Metal Bearing Components Segment was primarily due to the positive impacts from the rise in value of Euro based sales relative to the U.S. Dollar.  Additionally, the Metal Bearing Components Segment experienced higher volume with existing European customers for tapered rollers and metal bearing retainers and increases related to the pass through of raw material inflation to customers.  These increases were partially offset by unfavorable product and currency mix to existing customers and due to contractual price decreases to certain large customers.

The major negative factors affecting the segment net income in 2007 was the $13.5 million of after tax goodwill and tangible asset impairment charges related to the restructuring of the segment.  Factoring out the impairment charges, the segment net income was $18.4 million.  Despite higher sales volume net income was impacted by price decreases given to certain customers under contractual terms in 2007 ($2.4 million, net of tax) and unfavorable customer, currency, and product mix ($1.0 million, net of tax).  Additionally, there was a gain on the sale of land, net of loss on disposal of machinery, at our Pinerolo Plant in the first quarter of 2006 ($0.8 million, net of tax) and gains on favorable foreign exchange impacts from the appreciation of the Slovakian Koruna during 2006 ($0.7 million, net of tax) that did not repeat in 2007.

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

PRECISION METAL COMPONENTS SEGMENT
(In Thousands of Dollars)	Year Ended December 31,
	2007	2006	Change

Net sales	$67,384	$4,722	$62,662
Due to Acquisitions				62,662

Segment net loss	$(1,450)	$(598)	$(852)

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

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2007	2006	Change

Net sales	$50,851	$53,304	$(2,453)
Volume				(3,653)
Material inflation pass- through				1,200

Segment net income	$2,242	$2,695	$(453)

Revenues in the Plastic and Rubber Components Segment were down due to lower sales volume to the automotive market and to certain specialty non-automotive customers.   Partially offsetting the volume decreases were benefits from raw material inflation pass through.

Net income was negatively affected by the volume decreases in sales ($1.0 million, after tax).  Partially offsetting the volume impacts were cost reduction projects net of inflation ($0.6 million, after tax).  The increases in sales from raw material pass through were offset by raw material inflation.

Changes in Financial Condition from December 31, 2007 to December 31, 2008

From December 31, 2007 to December 31, 2008, our total assets and current assets decreased $66.0 million and $13.4 million, respectively.  The depreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total assets and current assets to decrease approximately $5.7 million and $2.6 million, respectively, from December 31, 2007.

Factoring out the foreign exchange effects, the majority of the decrease in non-current assets was the impairments of $30.0 of goodwill and $5.6 of intangible assets.  In addition, fixed assets were impaired $4.2 million due to the Kilkenny Plant closure and SFAS 144 impairments and $3.5 million of fixed assets were abandoned and had accelerated depreciation taken during 2008.  Finally, non-current assets decreased as non-accelerated depreciation expense was $5.1 million higher than capital spending and excess land with a net book value of $2.1 million was sold in 2008.

Factoring out the foreign exchange effects, current assets at December 31, 2008 were $10.8 million lower than December 31, 2007.   Accounts receivable decreased $14.1 million due to lower sales volume in the fourth quarter of 2008 versus the fourth quarter of 2007 and from a reduction in overdue receivables during 2008 accounting for almost all of the difference in current assets.

From December 31, 2007 to December 31, 2008, our total liabilities and current liabilities decreased $45.7 million and $20.9 million, respectively.  The depreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total liabilities and current liabilities to decrease approximately $2.2 million and $1.3 million, respectively, from December 31, 2007.

Factoring out the foreign exchange effects, total liabilities decreased $43.5 million from December 31, 2007 to December 31, 2008. Accounts payable decreased $10.7 million due to lower levels of purchases in the fourth quarter of 2008 from the large sales and production volume declines and extended plant shut down periods experienced during the fourth quarter of 2008.  In addition, liabilities were lower due to the reduction in the current maturities of long-term debt of $4.9 million and long-term debt of $10.0 million as cash flow from operations was used to pay down debt.  Finally, the deferred tax liabilities decreased $13.5 million primarily due to the goodwill and other long-lived asset impairments recorded in 2008.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable, was $61.2 million at December 31, 2008 as compared to $53.8 million at December 31, 2007.  The ratio of current assets to current liabilities increased from 1.64:1 at December 31, 2007 to 1.97:1 at December 31, 2008.  The increase in working capital was due primarily to a $4.9 million reduction in the balance of the current portion of long-term debt and the $1.6 million reduction in cash and cash equivalents.

Cash flow provided by operations was $27.5 million in 2008 compared with cash flow provided by operations of $21.6 million in 2007.  The increase in cash flow provided by operations is primarily due to the reduction in accounts receivable from lower sales volumes and reductions in overdue accounts.

During the fourth quarter of 2008, we recorded approximately $39.8 million ($25.8 million after tax) of non-cash impairment costs.  These charges included the full impairment of goodwill at our Precision Metal Components Segment and at our Plastic and Rubber Components Segment, full impairment of the customer relationship intangible in our Precision Metal Components Segment, and the impairment of certain long lived tangible assets at our Precisions Metal Components Segment and our Kilkenny Plant.

During the second quarter of 2007, we recorded approximately $13.4 million ($12.7 million after-tax) of non-cash impairment charges.  These charges included the write-down to estimated fair market value of certain excess production equipment and the full impairment of goodwill at one location to levels supported by projected cash flows after the restructuring.

Liquidity and Capital Resources

In consideration of the weak overall economic environment, particularly in the automotive and industrial end markets in which the Company operates, and the resulting significant decline in sales in all operating segments and reduced projected results for future periods, we have implemented certain actions to manage our liquidity position.  These actions include:  obtaining amendments to our existing credit agreements to align covenant levels with the current and expected weaker operating performance over the next five quarters, suspending our quarterly dividend to shareholders, reducing capital spending, establishing programs to reduce working capital needs, reducing or eliminating discretionary spending where possible, reducing permanent employment levels, reducing working hours for many facilities, downsizing plant operations and accelerating plant closures.  In addition, we have temporarily reduced the compensation of the Board of Directors and the Chief Executive Officer by 20%, and reduced the compensation of other managers and employees where legally and contractually possible by 10% - 20%.  We have also delayed payment of bonuses earned in 2008 and eliminated bonus opportunities for 2009.

 The company has forecasted reduced levels of revenue and cash flow based on our recent sales levels, current economic conditions, published economic forecasts and input from our major customers.  These forecasts were used to set new financial and operating covenants in our amended credit facilities.  While there can be no assurances, management believes that the Company will be able to comply with the revised covenants of the amended debt agreements through at least the next five quarters.  However, further deterioration of market conditions and sales levels in excess of our forecasts for revenue and cash flow could result in the Company failing to meet these covenants which could cause a material adverse impact on our liquidity and financial position.

During the year ended December 31, 2008, we had in place a $135.0 million revolving credit facility maturing in September 2011 with Key Bank as administrative agent.  That credit facility provided us the ability to borrow in U.S. Dollars at LIBOR plus an applicable margin of .60% to .925% or Euros at EURIBOR plus an applicable margin of 0.60% to 0.925%.  The facility had a $10.0 million swing line feature to meet short term cash flow needs with an interest rate equal to the prime lending rate.  The loan agreement contained customary financial and non-financial covenants specifying we had to maintain certain liquidity measures.  The loan agreement also contained customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause.  The credit agreement was collateralized by the pledge of stock of certain foreign and domestic subsidiaries and guarantees of certain domestic subsidiaries.  At December 31, 2008, we had $72.6 million of availability under the $135.0 million facility.

During the first quarter of 2009, we entered into an amended and restated $90 million revolving credit facility maturing September 2011 with Key Bank as administrative agent.  The amended agreement was entered into to conform the covenants to our current outlook for the next twelve months in this difficult economic cycle.  In addition to the reduction in availability, the interest rate will be LIBOR plus an applicable margin of 4.0%.  The financial and non financial covenants have been amended to relax certain financial covenants and the facility is now secured by assets of the company in addition to pledges of stock of certain foreign and domestic subsidiaries and guarantees of certain domestic subsidiaries.  Finally, the new agreement places greater restrictions on our usage of cash flows including prohibiting share repurchases, dividends and investments and/or acquisitions without the approval of credit facility participants and until such time as we meet certain earnings and financial covenant levels.

During the year ended December 31, 2008, we also had in place the $40.0 million senior notes.  These notes bore interest at a fixed rate of 4.89% and mature on April 26, 2014.  Interest is paid semi-annually.  As of December 31, 2008, $34.3 million remained outstanding.  Annual principal payments of approximately $5.7 million began on April 26, 2008 and extend through the date of maturity.  The agreement contained customary financial and non-financial covenants.  Such covenants specified that we must maintain certain liquidity measures.  The agreement also contained customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause.  The notes were collateralized by the pledge of stock of certain foreign subsidiaries.

During the first quarter of 2009, the senior note agreement was amended.  The amended agreement was entered into to conform the covenants to our current outlook for the next twelve months in this difficult economic cycle.  The term, principal balance, and principal payment schedule all remain the same as the original agreement.  The interest rate was increased from 4.89% to 8.50%.  In addition, the financial and non-financial covenants were amended and additional collateralization and restrictions on usage of cash flows were added to the agreement in line with the amended $90 million revolving credit facility.

We were in compliance with all covenants related to the $135.0 million credit facility and the $40.0 million senior notes as of December 31, 2008. See Note 7 of the Notes to Consolidated Financial Statements

During the three month period ended June 30, 2008, the Veenendaal, The Netherlands facility (part of the Metal Bearing Components Segment) sold excess land for proceeds of $5.6 million and a resulting gain of $4.0 million ($3.0 million, after tax).

To date, cash generated by foreign subsidiaries has been used primarily for general purposes including investments in property, plant and equipment and prepayment of the former Euro term loan.  In 2007, a $5.0 million dividend, on earnings for which U.S. Federal tax was previously paid, was declared and paid by a foreign subsidiary.  During 2006, a European subsidiary repaid an $8.0 million loan with the parent company.  These funds were used to repay part of our domestic credit facilities.  Remaining undistributed foreign earnings are deemed to be permanently reinvested.

Our arrangements with our domestic customers typically provide that payments are due within 30 days following the date of our shipment of goods, while arrangements with foreign customers of our domestic business (other than foreign customers that have entered into an inventory management program with us) generally provide that payments are due within 90 or 120 days following the date of shipment.  Under the Metal Bearing Components Segment’s inventory management program with certain European customers, payments typically are due within 30 days after the customer uses the product.   Our arrangement with European customers regarding due dates vary from 30 to 90 days following date of sale with an average of approximately 50 days outstanding.  Our sales and receivables can be influenced by seasonality due to our relative percentage of European business coupled with many foreign customers ceasing production during the month of August.  For information concerning our quarterly results of operations for the years ended December 31, 2008 and 2007, see Note 16 of the Notes to Consolidated Financial Statements.

We invoice and receive payment from many of our customers in Euro as well as other currencies.  In 2008, the fluctuation of the Euro against the U.S. Dollar positively impacted sales and income.  As a result of these sales, our foreign exchange transaction and translation risk has increased.  Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs.  As of December 31, 2008, no currency hedges were in place.  In addition, a strengthening of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 41% of consolidated net sales in 2008.  During 2008, our ten largest customers accounted for approximately 78% of our consolidated net sales.  None of our other customers individually accounted for more than 10% of our consolidated net sales for 2008.  The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and have a corresponding negative impact on our operating profit margin due to operation leverage these customers provide.  This could lead to sales volumes not being high enough to cover our current cost structure or provide adequate operating cash flows.  Due to a limit on the amount of excess bearing component capacity, in the markets we serve, we believe it would be difficult for any of our top ten customers to change suppliers in the short term.

During 2008, we spent approximately $18.5 million on capital expenditures.  Of this amount, approximately $5.4 million related to geographic expansion of our manufacturing base and approximately $13.1 million related to cost reduction, equipment upgrades, process upgrades, or replacements.  During 2009, we plan to spend approximately $3.5 million on capital expenditures.  We have limited our 2009 capital spending in order to maximize liquidity during the forecasted 2009 economic downturn.  We intend to finance these activities with cash generated from operations and funds available under our credit facilities.  We believe that funds generated from operations and borrowings will be sufficient to finance our working capital needs and projected capital expenditure requirements through December 31, 2009.

The table below sets forth our contractual obligations and commercial commitments as of December 31, 2008 (in thousands):

	Payments Due by Period
Certain Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt including current portion	$97,088	$6,916	$73,028	$11,428	$5,716
Expected interest payments	16,753	5,721	9,237	1,619	176
Operating leases	19,845	4,297	6,075	2,297	7,176
Capital leases	4,451	266	532	532	3,121
Expected pension contributions and benefit payments	2,576	166	396	479	1,535
Other long-term obligations (1)	48,000	48,000	--	--	--
Total contractual cash obligations	$188,713	$65,366	$89,268	$16,355	$17,724

(1) Other Long-Term Obligations consists of steel purchase commitments at our European operations (See Note 15 of the Notes to Consolidated Financial Statements.)

We have approximately $1.7 million in unrecognized tax benefits and related penalties and interest accrued within the liabilities section of our balance sheet.  We are unsure when or if at all these amounts might be paid to U.S. and/or foreign taxing authorities.  Accordingly, these amounts have been excluded from the table above.  See Note 13 in the Notes to Consolidated Financial Statements for additional details.

Functional Currencies

We currently have operations in Ireland, Germany, Italy and The Netherlands, all of which are Euro participating countries, and in Slovakia which joined the European Union in May 2004 and adopted the Euro as its currency on January 1, 2009.  Each of our European facilities sell product to customers in many of the Euro participating countries.  The Euro has been adopted as the functional currency at all locations in Europe, except Slovakia whose functional currency is the Slovak Koruna.  The functional currency of NN Asia is the Chinese Yuan.

Seasonality and Fluctuation in Quarterly Results

Our net sales historically have been seasonal in nature, due to a significant portion of our sales being to European customers that cease or significantly slow production during the month of August.  For information concerning our quarterly results of operations for the years ended December 31, 2008 and 2007, see Note 16 of the Notes to Consolidated Financial Statements.

Inflation and Changes in Prices

The cost base of our operations have been materially affected by steel inflation during recent years, but due to the ability to pass on this steel inflation to our customers the overall financial impact has been minimized.  The prices for 52100 Steel, engineered resins and other raw materials which we purchase are subject to material change.  Our typical pricing arrangements with steel suppliers are subject to adjustment every six months.  We typically reserve the right to increase product prices periodically in the event of increases in our raw material costs.  In the past, we have been able to minimize the impact on our operations resulting from the 52100 Steel price fluctuations by taking such measures.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to our use of certain financial instruments as well as transacting in various foreign currencies.  To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks.  We are exposed to changes in interest rates primarily as a result of our borrowing activities.  At December 31, 2008, these borrowings included $40.0 million aggregate principal amount of fixed rate senior notes and our $135 million revolving credit facility which was used to maintain liquidity, fund our business operations, and fund acquisitions.  At December 31, 2008, we had $34.3 million of fixed rate senior notes outstanding and $62.4 million outstanding under the variable rate revolving credit facilities.  At December 31, 2008, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.6 million.  The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates.  Our Metal Bearing Component Segment invoices and receives payment in currencies other than the U.S. Dollar including the Euro.  In 2008, the fluctuation of the Euro against the U.S. Dollar positively impacted assets, revenue and income.  To help reduce exposure to foreign currency fluctuation, management has incurred debt in Euros in the past and has, from time to time, used foreign currency hedges to hedge currency exposures when these exposures meet certain discretionary levels.  We did not use any significant currency hedges in 2008, nor did we hold a position in any foreign currency hedging instruments as of December 31, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NN, Inc

In our opinion, the accompanying consolidated balance sheets, and the related consolidated statements of income (loss) and comprehensive income (loss), of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position NN, Inc. and its subsidiaries at December  31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectivenss of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit plans effective December 31, 2006.  As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Raleigh, North Carolina
March 31, 2009

NN, Inc.
Consolidated Balance Sheets
December 31, 2008 and 2007
(In thousands, except per share data)

Assets	2008	2007
Current assets:
Cash and cash equivalents	$11,052	$13,029
Accounts receivable, net	50,484	65,566
Inventories, net	53,173	51,821
Income tax receivable	2,565	--
Other current assets	5,858	6,263
Current deferred tax asset	1,489	1,345
Total current assets	124,621	138,024

Property, plant and equipment, net	145,690	161,008
Goodwill, net	8,908	39,471
Intangible assets, net	2,098	9,279
Non current deferred tax assets	993	322
Other non-current assets	1,730	1,974
Total assets	$284,040	$350,078

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,415	$51,124
Accrued salaries, wages and benefits	12,745	15,087
Income taxes	--	144
Current maturities of long-term debt	6,916	11,851
Current portion of obligation under capital lease	266	249
Other liabilities	4,013	5,801
Total current liabilities	63,355	84,256

Non-current deferred tax liability	4,939	18,682
Long-term debt, net of current portion	90,172	100,193
Accrued pension	13,826	14,395
Obligation under capital lease, net of current portion	1,872	1,792
Other non-current liabilities	117	717
Total liabilities	174,281	220,035

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Common stock - $0.01 par value, authorized 45,000 shares, issued and outstanding 16,268 in 2008 and 15,855 shares in 2007	163	159
Additional paid-in capital	49,524	45,032
Retained earnings	35,593	57,083
Accumulated other comprehensive income	24,479	27,769
Total stockholders’ equity	109,759	130,043
Total liabilities and stockholders’ equity	$284,040	$350,078

See accompanying notes to consolidated financial statements

NN, Inc.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
Years ended December 31, 2008, 2007 and 2006
(In thousands, except per share data)

	2008	2007	2006

Net sales	$424,837	$421,294	$330,325
Cost of products sold (exclusive of depreciation shown separately below)	344,685	337,024	257,703
Selling, general and administrative	36,068	36,473	30,008
Depreciation and amortization	27,981	22,996	17,492
Gain on disposal of assets	(4,138)	(71)	(705)
Impairment of goodwill	30,029	10,016	--
Restructuring and impairment charges (income), excluding goodwill impairments	12,036	3,620	(65)
Income (loss) from operations	(21,824)	11,236	25,892

Interest expense	5,203	6,373	3,983
Other income	(850)	(386)	(1,048)
Income (loss) before provision for income taxes	(26,177)	5,249	22,957
Provision (benefit) for income taxes	(8,535)	6,422	8,522
Net income (loss)	$(17,642)	$(1,173)	$14,435

Other comprehensive income (loss):
Actuarial gain (loss) recognized in change of projected benefit obligation (net of tax of $0 and $248, respectively)	(58)	656	--
Foreign currency translation gain (loss)	(3,232)	11,764	12,265
Comprehensive income (loss)	$(20,932)	$11,247	$26,700

Basic income (loss) per share:
Net income (loss)	$(1.11)	$(0.07)	$0.84
Weighted average shares outstanding	15,895	16,749	17,125

Diluted income (loss) per share:
Net income (loss)	$(1.11)	$(0.07)	$0.83
Weighted average shares outstanding	15,895	16,749	17,351
Cash dividends per common share	$0.24	$0.32	$0.32

See accompanying notes to consolidated financial statements

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2008, 2007 and 2006
(In thousands)

	Common Stock			Additional Paid in Capital		Accumulated Other
	Number of Shares	Par Value	Additional Paid in Capital	Unearned Compen- sation	Retained Earnings	Comprehen- sive Income	Total
Balance, December 31, 2005	17,206	$172	$57,754	$(467)	$55,218	$3,397	$116,074
Reclassification of unearned compensation	--	--	(467)	467	--	--	--
Shares issued	99	1	983	--	--	--	984
Repurchase of outstanding shares	(463)	(4)	(5,269)	--	--	--	(5,273)
Elimination of variable stock option liability	--	--	8	--	--	--	8
Net income	--	--	--	--	14,435	--	14,435
Amortization of restricted stock award	--	--	283	--	--	--	283
Stock option expense	--	--	181	--	--	--	181
Dividends declared	--	--	--	--	(5,475)	--	(5,475)
Elimination of additional minimum pension liability (net of tax of $46)	--	--	--	--	--	80	80
Adjustment to initially apply FAS 158 and record unrecognized net losses that have not been recognized as a component of pension income (net of tax $224)	--	--	--	--	--	(393)	(393)
Cumulative translation gain	--	--	--	--	--	12,265	12,265
Balance, December 31, 2006	16,842	$169	$53,473	$--	$64,178	$15,349	$133,169

Shares issued	24	--	292	--	--	--	292
Net loss	--	--	--	--	(1,173)	--	(1,173)
Amortization of restricted stock awards	--	--	309	--	--	--	309
Forfeiture of restricted stock	(3)	--	--	--	--	--	--
Repurchase of outstanding shares	(1,008)	(10)	(9,712)	--	--	--	(9,722)
Stock option expense	--	--	670	--	--	--	670
Dividends declared	--	--	--	--	(5,322)	--	(5,322)
Effect of adoption of FIN 48	--	--	--	--	(600)	--	(600)
Actuarial gain recognized in change of projected benefit obligation (net of tax $248)	--	--	--	--	--	656	656
Cumulative translation gain	--	--	--	--	--	11,764	11,764

Balance, December 31, 2007	15,855	$159	$45,032	$--	$57,083	$27,769	$130,043
Shares issued	498	5	3,857	--	--	--	3,862
Tax benefit on options exercised	--	--	1,197	--	--	--	1,197
Net loss	--	--	--	--	(17,642)	--	(17,642)
Restricted stock awards expense	--	--	(196)	--	--	--	(196)
Stock option expense	--	--	647	--	--	--	647
Dividends declared	--	--	--	--	(3,848)	--	(3,848)
Cumulative translation loss	--	--	--	--	--	(3,232)	(3,232)
Actuarial loss recognized in change of projected benefit obligation (net of tax $0)						(58)	(58)
Repurchase of shares	(85)	(1)	(1,013)	--	--	--	(1,014)
Balance, December 31, 2008	16,268	$163	$49,524	--	$35,593	$24,479	$109,759
See accompanying notes to consolidated financial statements

NN, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(In thousands)
	2008	2007	2006
Cash flows from operating activities:
Net Income (loss)	$(17,642)	$(1,173)	$14,435
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,981	22,996	17,492
Amortization and write-off of debt issue costs	244	219	460
Gain on disposals of property, plant and equipment	(4,138)	(71)	(705)
Allowance for doubtful accounts	239	496	311
Compensation expense from issuance of restricted stock and incentive stock options	451	979	464
Deferred income tax benefit	(14,558)	(1,183)	(1,384)
Capitalized interest and non cash interest expense	176	66	(204)
Non-cash restructuring and impairment charges (income)	41,784	13,636	(65)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	12,521	(837)	(759)
Inventories	(2,095)	(5,974)	3,221
Income tax receivable	(2,565)	--	(956)
Other current assets	578	260	(188)
Other assets	(123)	801	920
Accounts payable	(10,875)	(5,533)	2,308
Other liabilities	(4,467)	(3,088)	(2,347)
Net cash provided by operating activities	27,511	21,594	33,003

Cash flows from investing activities:
Cash paid to acquire business, net of cash received	--	(94)	(25,025)
Acquisition of property, plant and equipment	(18,498)	(18,856)	(19,282)
Principal received from note receivable	--	--	2,505
Proceeds from disposals of property, plant and equipment	5,778	74	3,550
Acquisition of intangible asset	--	(173)	(1,846)
Net cash used by investing activities	(12,720)	(19,049)	(40,098)

Cash flows from financing activities:
Proceeds from long-term debt	--	26,400	47,188
Debt issue costs paid	(35)	(251)	(536)
Proceeds from bank overdrafts	--	612	784
Repayment of long-term debt	(9,714)	--	(30,556)
Proceeds (repayment) of short-term debt, net	(4,034)	4,610	266
Proceeds from issuance of stock and exercise of stock options	3,862	292	984
Cash dividends paid	(3,848)	(5,322)	(5,475)
Other financing activity	(46)	(38)	(23)
Payment of related party debt	--	(18,638)	--
Repurchase of common stock	(1,014)	(9,722)	(5,273)
Net cash provided (used) by financing activities	(14,829)	(2,057)	7,359

Effect of exchange rate changes on cash flows	(1,939)	860	561
Net change in cash and cash equivalents	(1,977)	1,348	825
Cash and cash equivalents at beginning of period	13,029	11,681	10,856
Cash and cash equivalents at end of period	$11,052	$13,029	$11,681

Supplemental schedule of non-cash investing and financing activities:
Incurred note payable to former owner as part of consideration for acquiring a business	--	--	$21,305
Restricted stock expense(income) ($(196) in 2008, $309 in 2007, and $283 in 2006) and stock option expense ($647 in 2008, $670 in 2007 and $181 in 2006) included in stockholders’ equity	$451	$979	$464
Windfall tax benefits on incentive stock options	$1,216	$8	$133
Reduced note payable to customer with offsetting reduction to accounts receivable ($1,384 in 2008 and $1,390 in 2007) and an increase to interest expense ($176 in 2008 and $186 in 2007)	$1,208	$1,204	--
Adjusted the goodwill balance related to Whirlaway acquisition for final fair value of assets and liabilities acquired.	--	$1,828	--
Increase in unrecognized tax benefits upon the adoption of FIN 48 charged to beginning retained earnings	--	$600	--

Cash paid for interest and income taxes was as follows:
Interest	$4,937	$6,174	$3,353
Income taxes	$8,024	$8,404	$11,911
See accompanying notes to consolidated financial statements

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands, except per share data)

1)	Summary of Significant Accounting Policies and Practices

(a)	Description of Business

NN, Inc. (the “Company”) is a manufacturer of precision balls, cylindrical and tapered rollers, bearing retainers, plastic injection molded products, precision bearing seals and precision metal components. The Company’s balls, rollers, retainers, and bearing seals are used primarily in the domestic and international anti-friction bearing industry. The Company’s plastic injection molded products are used in the bearing, automotive, instrumentation and fiber optic industries. The precision metal components products are used in automotive, diesel engine, refrigeration, and heating and cooling industries.

In consideration of the weak overall economic environment, particularly in the automotive and industrial end markets in which the Company operates, and the resulting significant decline in sales in all operating segments and reduced projected results for future periods, we have implemented certain actions to manage our liquidity position.  These actions include:  obtaining amendments to our existing credit agreement to align covenant levels with the current and expected weaker operating performance over the next five quarters, suspending our quarterly dividend to shareholders, reducing capital spending, establishing programs to reduce working capital needs, reducing or eliminating discretionary spending where possible, reducing permanent employment levels, reducing working hours for many facilities, downsizing plant operations and accelerating plant closures.  In addition, we have temporarily reduced the compensation of the Board of Directors and the Chief Executive Officer by 20% and reduced the compensation of other managers and employees where legally and contractually possible by 10% - 20%.  We have also delayed payment of bonuses earned in 2008 and eliminated bonus opportunities for 2009.

The company has forecasted reduced levels of revenue and cash flow based on our recent sales levels, current economic conditions, published economic forecasts and input from our major customers.  These forecasts were used to set new financial and operating covenants in our amended credit facilities.  While there can be no assurances, management believes that the Company will be able to comply with the revised covenants of the amended debt agreements through at least the next five quarters.  However, further deterioration of market conditions and sales levels in excess of our forecasts for revenue and cash flow could result in the Company failing to meet these  covenants which could cause a material adverse impact on our liquidity and financial position.

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

Property, plant and equipment are stated at cost less accumulated depreciation. Assets held for sale are stated at lower of depreciated cost or fair market value less estimated selling costs. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When a property item is retired, its cost and related accumulated depreciation are removed from the property accounts and any gain or loss is recorded in the statement of income.  The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  During the years ended December 31, 2008, 2007 and 2006, the Company recorded impairment charges of $4,197, $3,320 and $0, respectively (See Notes 3 and 6 for further details).  Property, plant and equipment includes tools, molds and dies principally used in our Plastic and Rubber Components and Precision Metal Components Segments that are the property of the Company.

Depreciation is provided principally on the straight-line method over the estimated useful lives of the depreciable assets for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes.  In the event we abandon and cease to use certain property, plant, and equipment, depreciation estimates are revised and, in most cases, depreciation expense will be accelerated to reflect the shorten useful live of the asset.  During the year ended December 31, 2008, we recognized $3,509 in accelerated depreciation for property, plant and equipment that was abandoned and ceased to be used. (See Note 6)

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands, except per share data)

  (e)      Revenue Recognition

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

Accounts receivable are recorded upon recognition of a sale of goods and ownership and risk of loss is assumed by the customer.  Substantially all of the Company’s accounts receivable is due primarily from the core served markets: bearing manufacturers, automotive industry, electronics, industrial, agricultural and aerospace.  The Company experienced $0.2 million, $0.5 million, and $0.3 million of bad debt expense during 2008, 2007 and 2006, respectively.  In establishing allowances for doubtful accounts, the Company performs credit evaluations of its customers, considering numerous inputs when available including the customers’ financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects.  Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible.

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

(h)	Net Income (Loss) Per Common Share

Basic earnings per share reflect reported earnings divided by the weighted average number of common shares outstanding. Diluted earnings per share include the effect of dilutive stock options, unvested restricted stock, and the respective tax benefits.

(i)	Stock Incentive Plan

Effective January 1, 2006, the Company adopted SFAS 123(R) under the modified prospective method.  From that date onward, the Company is accounting for new awards and awards modified under this new standard.  Any options issued henceforth will be expensed based on the fair value of the options at the grant date.  As of December 31, 2005, the Company did not have any unvested stock options due to an accelerated vesting program implemented in December 2005.  As such, this statement only impacted the Company for its outstanding restricted stock and stock option and restricted stock awards issued subsequent to January 1, 2006.  The cost of the options and restricted stock awards will be expensed as compensation expense over the vesting periods based on the fair value at the grant date.  (See Note 9)

The Company accounts for restricted stock awards by recognizing compensation expense ratably over the vesting period as specified in the award.  Compensation expense to be recognized is based on the stock price at date of grant.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands, except per share data)

(j)	Principles of Consolidation

The Company’s consolidated financial statements include the accounts of NN, Inc. and its subsidiaries.  All of the Company's subsidiaries are 100% owned and all are included in the consolidated financial statements for the years end December 31, 2008, 2007, and 2006.  All significant inter-company profits, transactions, and balances have been eliminated in consolidation.

(k)	Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries are translated at current exchange rates, while revenue, costs and expenses are translated at average rates prevailing during each reporting period.  Translation adjustments arising from the translation of foreign subsidiary financial statements are reported as a component of other comprehensive income and accumulated other comprehensive income within stockholders’ equity.  In addition, transactions denominated in foreign currencies are initially recorded at the current exchange rate at the date of the transaction.  The balances are adjusted to the current exchange rate as of each balance sheet date and as of the date when the transaction is consummated.  Any transaction gains or losses are expensed in the Consolidated Statement of Net Income (Loss) as incurred.

(l)	Goodwill and Other Indefinite Lived Intangible Assets

The Company recognizes the excess of the purchase price of an acquired entity over the fair value of the net identifiable assets as goodwill.  Goodwill is tested for impairment on an annual basis as of October 1 and between annual tests in certain circumstances.  The impairment tests are performed at the reporting unit level for those units that have goodwill.  SFAS 142 prescribes a two-step process for testing for goodwill impairments.  The first step is to determine if the carrying value of the reporting unit with goodwill is less than the related fair value of the reporting unit.  The fair value of the reporting unit is determined through use of discounted cash flow methods and/or market based multiples of earning and sales methods.  If the carrying value of the reporting unit is less than fair value of the reporting unit the goodwill is not considered impaired.  If the carrying value is greater than fair value then the potential for impairment of goodwill exists.  The potential impairment is determined by allocating the fair value of the reporting unit among the assets and liabilities based on a purchase price allocation methodology as if the reporting unit was acquired in a business combination.  The fair value of the goodwill is implied from this allocation and compared to the carrying value with an impairment loss recognized if the carrying value is greater than the implied fair value.

We base our fair value estimates on management business plans and projected financial information which are subject to a high degree of management judgment and complexity.  Actual results may differ from these projections and the differences may be material.

Our indefinite lived intangible asset is accounted for similarly to goodwill.  These assets are tested for impairment at least annually by comparing the fair value to the carrying value and if the fair value is less than carrying value, an impairment is recognized for the difference.

(m)	Long Lived Intangible Assets

The Company recognizes an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being divided or separated from the acquired entity or sold, transferred, licensed, rented, or exchanged, whether individually or in combination with a related contract, asset or liability.  An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite.  The Company reviews the lives of intangible assets each reporting period, and if necessary, recognizes impairment losses if the carrying amount of an intangible asset is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. (See Notes 3 and 11.)

(n)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets.”  Long-lived tangible and intangible assets are tested for recoverability when changes in circumstances indicate the carrying value of these assets may not be recoverable.  A test for recoverability is also performed when managment has committed to a plan to dispose of a reporting unit or asset group.  Assets to be held and used are tested for recoverability when indications of impairment are evident.  Recoverability of a long-lived tangible and intangible asset  is evaluated by comparing its carrying value to the future estimated undiscounted cash flows expected to be generated by the asset or asset group. If the asset is not recoverable, the asset  is considered impaired and adjusted to fair value which is then depreciated/amortized over its remaining useful life.  Assets held for sale are carried at the lesser of carrying value or fair value less costs of disposal. (See Notes 3, 6 and 11)

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands, except per share data)

(o)   Use of Estimates in the Preparation of Financial Statements

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

       (p)   Reclassifications

                       Certain 2007 and 2006 amounts have been reclassified to conform with 2008 presentation.

(q)	Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that are measured at fair value.  SFAS 157 applies whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard requires additional disclosures in both annual and quarterly reports.  SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, excluding non-financial assets and liabilities except those that are recognized or disclosed at fair value on a recurring basis.  The adoption of SFAS 157 for non financial assets and liabilities was deferred until January 1, 2009.  We are still evaluating the effect of adoption of SFAS 157 on our non-financial assets and liabilities.  We adopted the provisions of SFAS 157 that pertain to financial assets and liabilities on January 1, 2008 and this has had no effect on our income from operations, cash flows, and financial condition.

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

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands, except per share data)

2)	Acquisitions

Whirlaway Acquisition

On November 30, 2006, we purchased 100% of the common shares of Whirlaway from its sole shareholder for $24,337 in cash and a note payable, paid in 2007, to the former owner for $18,638.  In addition, we incurred fees of $825 from third parties as part of the purchase.  The results of Whirlaway’s operations have been consolidated with NN, Inc. since the date of acquisition.

The following table summarized the final fair values of assets acquired and liabilities assumed at date of acquisition.

At November 30, 2006
Current assets	$19,276
Property, plant, and equipment	25,837
Other assets	128
Intangible assets subject to amortization	7,180
Intangible assets not subject to amortization	900
Goodwill	4,274
Total assets acquired	57,595
Current liabilities	7,246
Other long-term liabilities	4,270
Long term debt	2,279
Total liabilities assumed	13,795
Net assets acquired	$43,800

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

The following unaudited pro-forma financial information shows the revenue, net income, and earnings per share for the year ended December 31, 2006 as though the acquisition of Whirlaway occurred at the beginning of that fiscal year.  This pro-forma information has been adjusted for the effects of purchase accounting on the assets and liabilities acquired.   These adjustments include amortization and depreciation based on allocated values of assets acquired, interest expense based on new debt incurred in acquisition, and recognizing the tax impacts of each adjustment.

December 31, 2006
Revenues	$403,316
Net income	$15,848
Earnings per share basic	$0.93
Earnings per share fully diluted	$0.91

3)	Restructuring and Impairment Charges

Impairment of Goodwill and Other Intangible Assets

During the fourth quarter of 2008, we recorded $30,029 ($19,258 after tax) of non-cash impairment charges related to the impairment of goodwill.  Goodwill was impaired at our  Precision Metal Components reporting unit and at both reporting units of our Plastic and Rubber Components Segment.  These impairments were calculated using an equal weighting of present value of expected future cash flows methods and market based multiples of sales and earnings methods pursuant to SFAS 142 for the goodwill (see Note 10).  In addition, we recorded approximately $5,592 ($3,448 after tax) of non-cash impairment charges related to the full impairment of the customer relationship intangible at our Precision Metal Components reporting unit.  This impairment was calculated using estimates of fair value pursuant to SFAS 144 for intangible assets (see Note 11).  Finally, we recorded $2,750 ($1,696 after tax) of non-cash impairment charges related to the full impairment of property, plant and equipment at our Precision Metal Components reporting unit.  This impairment was calculated using estimates of fair value pursuant of SFAS 144 for tangible assets (see Note 6).

These impairments were triggered by the significant financial impact the global economic downturn had on these segments during the three month period ended December 31, 2008 and expected impact in future periods.

Metal Bearing Components Segment Restructuring, Impairment and Other Cost Reduction Actions

During 2007, we announced several actions intended to improve corporate financial performance that resulted in the recognition of certain restructuring, impairment and other non-recurring charges.  In July 2007, management made a decision that reducing output at four of the six Metal Bearing Components Segment locations that manufacture precision steel balls would be the best financial and logistical solution to align capacity.  As we have increased capacity at our two newest precision steel ball plants in China and Slovakia, the need to align our capacity across our worldwide system of six precision steel ball plants had grown.  While the decision to realign production among four of the six was successful, during 2008 it was determined the best course of action was to close one of the four precision steel ball plants in Europe.

As such, on November 26, 2008, we announced the closure of our precision steel ball manufacturing facility located in Kilkenny, Ireland.  The closure was part of our long term strategy to rationalize our European operations.  We view the rationalization of manufacturing operations in Europe as a necessary action to adjust our global manufacturing capacity to current and long term market requirements.

The closure affected 68 employees and is expected to be completed in 2009.  We recorded restructuring charges of $2,247 related to severance and other employment cost for the 68 employees.  These severance cost were recorded in accordance to SFAS 146 and were reported in the Restructuring and Impairment Charges (Income), Excluding Goodwill Impairments line as a component of income from operations.  The following summarizes the 2008 restructuring charges related to this closure:

	Reserve Balance at 1/01/08	Charges	Paid in 2008	Currency Impacts	Reserve Balance at 12/31/08
Severance and other employee costs	$--	$2,247	$(281)	$92	$2,058
Total	$--	$2,247	$(281)	$92	$2,058

As a result of the decision to close the Kilkenny facility, we performed a test of recoverability of the long-lived assets associated with that facility.  This test was pursuant to the provisions of SFAS 144 which require that interim tests of asset recoverability be performed under certain circumstances.  As a result of the test, we concluded $1,447 of production equipment was impaired and adjusted these assets to the estimated fair market value.  The impairment charge was reported in the Restructuring and Impairment Charges (Income), Excluding Goodwill Impairments line as a component of income from operations.

During the second quarter of 2007, we knew the reduction of output at four of our six ball precision steel ball plants would lead to a reduction in cash flow in certain plants.  As such, we performed tests of the recoverability of the goodwill and long-lived assets associated with the affected facilities.  As a result, we recorded approximately $13,336 ($12,624 after-tax) of non-cash impairment costs.  These charges include the write-down to estimated fair market value of certain excess production equipment of $3,320 ($3,212 after tax) and the full impairment of goodwill at one European reporting unit of $10,016 ($9,412 after tax) to levels supported by projected cash flows after the realignment of production.  These impairments were calculated using present value of expected future cash flows methods pursuant to SFAS 142 for the goodwill and estimates of fair value pursuant to SFAS 144 for the fixed assets.

During the third quarter of 2007, we recorded approximately $1,272 ($1,196 after tax) of cash restructuring charges and approximately $90 ($66 after tax) of non-cash impairment charges related to the write-down to estimated fair value of certain excess production equipment as part of the Metal Bearings Components Segment restructuring.  The majority of the severance was for one time termination benefits of 19 production employees at our Eltmann Plant.  During the fourth quarter of 2007, the Eltmann workers counsel approached management with an unsolicited offer to increase working hours and lower wages if management would reconsider the involuntary termination order.  Although management considered its notice final and irrevocable, the workers’ offer was compelling, and management agreed to consider it.  On February 13, 2008, we signed a new agreement with the German workers and rescinded the layoff order.  Therefore, $1,062 ($1,062 after tax) of the severance charge related to the 19 production employees no longer met the requirements of SFAS 146 for a restructuring accrual and was reversed in the fourth quarter of 2007.

4)	Accounts Receivable and Sales Concentrations

	December 31,
	2008	2007

Trade	$51,119	$66,978
Less - allowance for doubtful accounts	635	1,412

Accounts receivable, net	$50,484	$65,566

Activity in the allowance for doubtful accounts is as follows:

Description	Balance at beginning of year	Additions	Write-offs	Currency Impacts	Additions due to acquisition	Balance at end of year

December 31, 2008
Allowance for doubtful accounts	$1,412	$239	$(1,004)	$(12)	$--	$635

December 31, 2007
Allowance for doubtful accounts	$1,001	$496	$(102)	$17	$--	$1,412

December 31, 2006
Allowance for doubtful accounts	$1,119	$311	$(818)	$10	$379	$1,001

For the years ended December 31, 2008, 2007 and 2006, sales to SKF amounted to $172,958, $169,765, and $150,841, respectively, or 40.7%, 40.3%, and 45.6% of consolidated revenues, respectively.  For the year ended December 31, 2006, sales to Schaeffler Group (INA) amounted to $37,283 or 11.3% of consolidated revenues.  None of the Company’s other customers accounted for more than 10% of our net sales in 2008, 2007 or 2006.  SKF was the only customer with an Accounts Receivable concentration in excess of 10%.  This outstanding balance as of December 31, 2008 and 2007 was $15,588 and $23,535, respectively.  All revenues and receivables related to SKF and Schaeffler Group (INA) are in the Metal Bearing Components and Plastics and Rubber Components Segments.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands, except per share data)

5)	Inventories

	December 31,
	2008	2007
Raw materials	$15,599	$15,076
Work in process	10,186	9,808
Finished goods	29,729	28,925
Less-inventory reserve	(2,341)	(1,988)

Inventories, net	$53,173	$51,821

Inventory on consignment at customers’ sites at December 31, 2008 and 2007 was approximately $5,878 and $5,702, respectively.

6)	Property, Plant and Equipment

		December 31,
	Estimated Useful Life	2008	2007
Land owned		$6,314	$7,975
Land under capital lease		484	452
Buildings and improvements owned	15-40 years	44,035	42,976
Building under capital lease	20 years	1,789	1,671
Machinery and equipment	3-12 years	245,578	235,062
Construction in process		9,759	15,002

		307,959	303,138
Less - accumulated depreciation		162,269	142,130

Property, plant and equipment, net		$145,690	$161,008

During the fourth quarter of 2008, the asset groups of six of our reporting units were tested for impairment pursuant to SFAS 144.  The reporting units in which there was an impairment are discussed below.

During the fourth quarter of 2008, fixed assets at the Kilkenny Plant of the Metal Bearing Components Segment were impaired, pursuant to SFAS 144, as of the result of the closure of this facility (see Note 3.)  The total reduction in fixed assets from the impairment charge was $1,447 and was reported in the Restructuring and Impairment Charges (Income), Excluding Goodwill Impairments on the Consolidated Statements of Income (Loss).

During the fourth quarter of 2008, fixed assets at the Precision Metal Components Segment were impaired. The impairment was determined pursuant to SFAS 144.  The key component of the impairment was the impact the global economic downturn has had and is expected to have on the segment.  The total reduction in fixed assets from the impairment charge was $2,750 and was reported in the Restructuring and Impairment Charges (Income), Excluding Goodwill Impairments on the Consolidated Statements of Income (Loss).

During the fourth quarter of 2008, as a result of the closure of the Kilkenny facility and the fourth quarter global economic downturn, we abandoned and ceased to use certain excess production equipment at two of our European Metal Bearing Components Segment production facilities.  Depreciation was accelerated on these assets as the useful lives of these assets were now diminished.  The additional depreciation equaled $1,768 ($1,374 after tax).

In addition, during the fourth quarter of 2008, we decided to abandon the system integration cost of an enterprise resource software system used in a portion of the U.S. facilities that cannot be configured properly to support our business.  Depreciation was accelerated as the useful live of the majority of the cost expended to implement the software was now diminished.  The additional depreciation equaled $1,741 ($1,114 after tax).

During the three month period ended June 30, 2008, the Veenendaal Plant (part of the Metal Bearing Components Segment) disposed of excess land with a book value of $1,610 for proceeds of $5,628 and a resulting gain of $4,018 ($2,995, after tax).

In 2007, fixed assets at certain European operations of the Metal Bearing Components Segment were impaired as a result of the Metal Bearing Components Segment restructuring (see Note 3).  The total reduction in fixed assets from the impairment charge was $3,410 and was reported in the restructuring and impairment charges of the Consolidated Statements of Income.

7)	Debt

Long-term debt at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Borrowings under our $135,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.44% at December 31, 2008) plus an applicable margin of 0.60 to 0.925, expiring September 20, 2011	$62,441	$70, 476

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	34,286	40,000

Long-term note payable with customer related to acquiring equipment from customer as part of long-term supply agreement. Note carries a 0% rate of interest. Interest on this note has been imputed at a rate of 5.41%. Note is reduced by applying a fixed amount per piece purchased by customer.	361	1,568
Total long-term debt	97,088	112,044

Less current maturities of long-term debt	6,916	11,851

Long-term debt, excluding current maturities	$90,172	$100,193

During the year ended December 31, 2008 we had a $135,000 credit facility that provided us the ability to borrow in U.S. Dollars at LIBOR plus an applicable margin of 0.60% to 0.925% or Euros at EURIBOR plus an applicable margin of 0.60% to 0.925%.  The facility had a $10,000 swing line feature to meet short term cash flow needs.  Any borrowings under this swing line were considered short term.   Costs associated with entering into the revolving credit facility were capitalized and amortized into interest expense over the life of the facility.  As of December 31, 2008, $470 of net capitalized loan origination cost was on the balance sheet within other non-current assets.  The loan agreement contained customary financial and non-financial covenants specifying that we must maintain certain liquidity measures.  The loan agreement also contained customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and merger, acquisition and other fundamental changes in the Company’s business including a “material adverse change” clause.  The credit agreement was collateralized by the pledge of stock of certain foreign and domestic subsidiaries and guarantees of certain domestic subsidiaries.

During the first quarter of 2009, we entered into an amended and restated $90,000 revolving credit facility maturing September 2011 with Key Bank as administrative agent.  The amended agreement was entered into to conform the covenants to our current outlook for the next twelve months in this difficult economic cycle.  In addition to the reduction in availability, the interest rate will be LIBOR plus an applicable margin of 4.0%.  The financial and non financial covenants have been amended to relax certain financial covenants and the facility is now secured by assets of the company in addition to pledges of stock of certain foreign and domestic subsidiaries and guarantees of certain domestic subsidiaries.  Finally, the new agreement places greater restrictions on our usage of cash flows including prohibiting share repurchases, dividends and investments and/or acquisitions without the approval of credit facility participants and until such time as we meet certain earnings and financial covenants levels.

During the year ended December 31, 2008, we had outstanding $40,000 aggregate principal amount of senior notes which were placed in a private placement.  These notes bore interest at a fixed rate of 4.89% and mature on April 26, 2014.  Interest was paid semi-annually.  As of December 31, 2008, $34,286 remained outstanding.  Annual principal payments of approximately $5,714 began on April 26, 2008 and extend through the date of maturity.  The agreement contained customary financial and non-financial covenants.  Such covenants specified that we must maintain certain liquidity measures.  The agreement also contained customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause.  The notes were collateralized by the pledge of stock of certain foreign subsidiaries.  We incurred costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes.  The unamortized balance at December 31, 2008 was $483.

During the first quarter of 2009, the senior note agreement was amended.  The amended agreement was entered into to conform the covenants to our current outlook for the next twelve months in this difficult economic cycle.  The term, principal balance, and principal payment schedule all remain the same as the original agreement.  The interest rate was increased from 4.89% to 8.50%.  In addition, the financial and non-financial covenants were amended and additional collateralization and restrictions on usage of cash flows were added to the agreement in line with the amended $90,000 revolving credit facility.

We were in compliance with all covenants related to the $135,000 credit facility and the $40,000 senior notes as of December 31, 2008.  The table below summarizes the various financial covenants of the two agreements as of December 31, 2008:

Financial Covenants	Required Ratio	Actual Ratio
Fixed charge coverage ratio	Not less than 2.00 to 1.00	2.91 to 1.00
Funded debt to EBITDA	Not to exceed 2.50 to 1.00	2.19 to 1.00
Funded indebtedness to capitalization ratio	Not to exceed 0.55 to 1.00	0.47 to 1.00
Interest and rent expense coverage ratio	No less than 3.00 to 1.00	4.98 to 1.00
Capital expenditures	Not to exceed 150% of prior year Depreciation	Capital expenditures 114% of prior year depreciation
Minimum net worth	No less than $74,434	$109,759

As discussed above, the covenants of the amended and restated $90,000 revolving credit facility and the $40,000 aggregate principal amount of senior notes have been conformed to our current outlook for the next twelve months in this difficult economic cycle.  The table below summarizes the various financial covenants of the two agreements for the year ended December 31, 2009:

Financial Covenants	Required Ratio

Funded indebtedness to capitalization ratio	Not to exceed 0.60 to 1.00
Interest coverage ratio	Not less than 3.09 to 1.00 for period ending March 31, 2009, 1.14 to 1.00 for period ending June 30, 2009, Ratio is waived for remainder of 2009
Minimum EBITDA
 EBITDA shall not be less than the following for the most recently completed four fiscal quarters:
  $25,132 for period ending March 31, 2009,
  $6,783 for the period ending June 30, 2009,
  ($5,614 ) for the period ending September 30, 2009,
  ($7,842) for the period ending December 31, 2009

Capital expenditures	Not to exceed $3,500

The aggregate maturities of long-term debt including current portion for each of the five years subsequent to December 31, 2008 are as follows:

2009	$6,916
2010	5,714
2011	67,314
2012	5,714
2013	5,714
Thereafter	5,716
Total	$97,088

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

Below are the minimum future lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2008:

Year ended December 31
2009	$266
2010	266
2011	266
2012	266
2013	266
Thereafter	3,121
Total minimum lease payments	4,451
Less interest included in payments above	(2,313)
Present value of minimum lease payments	$2,138

8)	Employee Benefit Plans

We have two defined contribution 401(k) profit sharing plans covering substantially all U.S. employees.  All employees are eligible for the plans on the first day of the month following their employment date.  A participant may elect to contribute between 1% and 60% of their compensation to the plans, subject to Internal Revenue Service (“IRS”) dollar limitations.  Participants age 50 and older may defer an additional amount up to the applicable IRS Catch Up Provision Limit.  The Company provides a matching contribution which is determined on an individual, participating company basis.  Currently, the matching contribution for U.S. employees of the Metal Bearing Components Segment is the greater of five hundred dollars or 50% of the first 4% of compensation contributed.  The matching contribution for IMC employees is 25% of the first 6% of compensation contributed and the matching contribution for Delta employees is 50% of the first 6% of compensation contributed.  The matching contribution for Precision Metal Components Segment employees is 25% of the first 5% of compensation contributed.  All participant contributions are immediately vested at 100%.  Contributions by the Company for the Metal Bearing Components Segment were $175, $171, and $146 in 2008, 2007, and 2006, respectively.  Contributions by the Company for the Plastic and Rubber Components Segment were $108 $123, and $110 in 2008, 2007 and 2006, respectively.  Contributions by the Company for the Precision Metal Components Segment employees were $127 and $121 in 2008 and 2007, respectively.

The Company has a defined benefit pension plan covering its Eltmann Plant. The benefits are based on the expected years of service. The plan is unfunded.

For the years ended December 31, 2008 and 2007, we accounted for the Eltmann plan under SFAS 158.  For the year ended December 31, 2008, we measured our benefit obligations as of the date of our fiscal year end statement of financial position as prescribed under SFAS 158.

Following is a summary of the funded status and changes in the projected benefit obligation for the defined benefit pension plan during 2008 and 2007:

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands, except per share data)

	2008	2007
Reconciliation of Funded Status:
Benefit obligation	$(4,901)	$(4,947)
Fair value of plan assets	--	--
Funded status	$(4,901)	$(4,947)

Net amount recognized under accrued pension	$(4,901)	$(4,947)

Items not yet recognized as a component of net periodic pension cost:
Unrecognized net actuarial gain	$(157)	$(221)

	2008	2007
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,947	$5,167
Interest cost	281	239
Benefits paid	(161)	(115)
Effect of currency translation	(224)	560
Actuarial loss (gain)	58	(904)

Benefit obligation at December 31	$4,901	$4,947

	2008	2007
Weighted-average assumptions as of December 31:
Discount rate	5.75%	5.65%
Rate of compensation increase	0% - 1.5%	0% - 1.5%
Measurement date	12/31/08	10/31/07

In determining the pension discount rate to be used for the Company’s German defined benefit plan, the Company utilizes the German Federal Reserve Bank yield curve for high quality corporate bonds with maturities that are consistent with the projected future benefit obligations of the plan.

During the year ended December 31, 2006, the plan benefits were curtailed by not allowing new employees to join the plan and by eliminating any effects of future wage increases.  The net effect was to decrease the benefit obligation and the unrecognized net loss by $1,147.  The rate of compensation increase of 1.5% only applies to current retirees during the years ended December 31, 2008 and 2007.

The expected pension benefit payments for the next ten fiscal years are as follows:

Pension Benefits
2009	166
2010	190
2011	206
2012	228
2013	251
2014-2018	1,535

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands, except per share data)

	2008	2007	2006

Components of net periodic benefit cost:
Interest cost on projected benefit obligation	$281	$239	$218
Amortization of net loss	--	6	8

Net periodic pension benefit cost	$281	$245	$226

	2008	2007	2006

Amounts Recognized in Accumulated Other Comprehensive Income:
Period actuarial (gain) loss	$58	$(904)	$(33)
Curtailment gain	--	--	1,147
FAS 158 adoption impact	--	--	(491)

Net periodic pension (benefit) cost	$58	$(904)	$(623)

The amount of actuarial gain expected to be a component of net pension cost in 2009 is $0.

We do not expect to make any contributions to the plan in 2009 or thereafter in excess of the pension benefit payments listed above.

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan under which all employees are entitled to receive severance indemnities (Trattamento di Fine Rapporto or “TFR”) upon termination of their employment.

Effective January 1, 2007, the amount payable based on salary paid is remitted to a pension fund managed by a third party. The severance indemnities paid to the pension fund accrue approximately at the rate of 1/13.5 of the gross salaries paid during the year.  The amounts accrued become payable upon termination of the individual employee, for any reason, e.g., retirement, dismissal or reduction in work force.  Employees are fully vested in TFR benefits after their first year of service.  The amounts shown in the table below represent the actual liability at December 31, 2008 and 2007 reported under accrued pension.

The following table details the changes in Italian severance indemnity for the years ended December 31, 2008 and 2007:

	2008	2007
Beginning balance	$(8,551)	$(8,020)
Amounts accrued	(1,061)	(707)
Payments to employees	458	406
Payments to government managed plan	718	601
Foreign currency impacts	363	(831)
Ending balance	$(8,073)	$(8,551)

Service and Early Retirement Provisions

We have two plans that cover our Veenendaal Plant employees.  One provides an award for employees who achieve 25 or 40 years of service and the other is for employees who retire before normal retirement age.  These plans are both unfunded and the benefits are based on years of service and rate of compensation.  The table below summarizes the changes in the two plans combined for the years ended December 31, 2008 and 2007:

	2008	2007
Beginning balance	$(897)	$(495)
Service cost	(50)	(329)
Interest cost	(81)	--
Benefits paid	137	--
Foreign currency impacts	39	(73)
Ending balance	$(852)	$(897)

9)	Stock Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method that required compensation expense of all employee and non-employee director share-based compensation awards to be recognized in the financial statements based upon their fair value over the requisite service or vesting period for all new awards granted after the effective date and for all awards granted prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Effective with adoption of SFAS No. 123(R), compensation expense related to stock option awards is recognized in the financial statements at the fair value of the award.  The Company accounts for restricted share awards by recognizing the fair value of the awarded stock at the grant date as compensation expense over the vesting period, less anticipated forfeitures.

In the years ended December 31, 2008, 2007, and 2006 approximately $451, $981 and $464 of compensation expense was recognized in selling, general and administrative expense for all share-based awards.  The cost recognized in the years ended December 31, 2008, 2007 and 2006 related to stock options was $647, $670 and $181.  The cost related to restricted stock awards was $30, $83 and $283.  The cost related to our long-term incentive plan was ($226), $226 and $0, respectively.

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

During 2008, 2007 and 2006, the Company granted 160, 192 and 172 options, respectively, to certain key employees and non-employee directors.   The weighted average grant date fair value of the options granted during the years ended December 31, 2008, 2007 and 2006 was $2.73, $ 4.32 and $4.30.  The total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006 was $560, $336, and $0, respectively.  The number of options available for future issuance under the current plan is 248.  Upon exercise of stock options, new shares of the Company’s stock are issued.   The weighted average assumptions relevant to determining the fair value at the dates of grant are below:

	2008	2007	2006
Term	6 years	6 years	6 years
Risk free interest rate	2.50%	4.75%	4.90%
Dividend yield	3.42%	2.66%	2.81%
Expected volatility	40.75%	41.23%	43.63%
Expected forfeiture rate	6.20%, 0%	6.20%, 0%	6.20%, 0%

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

The following table provides a reconciliation of option activity for the year ended December 31, 2008:

Options	Shares (‘000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	1,530	$9.93
Granted	160	9.36
Exercised	(498)	7.75
Forfeited or expired	(8)	11.65
Outstanding at December 31, 2008	1,184	$10.76	6.14	$(10,019)	(1)
Exercisable at December 31, 2008	890	$10.84	5.43	$(7,607)	(1)

(1) Intrinsic value is the amount by which the December 31, 2008 market price of the stock ($2.29) is less than the exercise price of the options outstanding at December 31, 2008.

 As of December 31, 2008, there was approximately $307 of unrecognized compensation cost to be recognized over approximately two years.

Cash proceeds from the exercise of options in the year ended December 31, 2008, 2007, and 2006 totaled approximately $3,862, $292, and $984.  For the years ended December 31, 2008, 2007 and 2006, proceeds from stock options were presented inclusive of tax benefits of $1,216, $8 and $133, respectively, in the Financing Activities section of the Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $3,576, $23, and $421, respectively.

Restricted Stock Awards

The recognized compensation costs before tax for these restricted stock awards in the years ended December 31, 2008, 2007, and 2006 were approximately $30, $83, and $283, respectively.  The unrecognized compensation cost before tax for these awards at December 31, 2008, is zero as these awards fully vested on July 5, 2008.  The number of restricted stock awards available for future issue is 255.

Long-Term Incentive Plan

On June 29, 2007, the Company granted certain directors and other key employees an award of 151,500 performance units pursuant to the NN, Inc. 2005 Incentive Plan.  Each unit was equal to one share of NN common stock.  The award entitled the grantee to earn units based upon achieving earnings per share and return on capital employed targets over a defined performance cycle.  The value of the performance units was based on the grant date fair value of one share of NN common stock and the performance period was fiscal years 2007, 2008 and 2009.  Based on the fourth quarter economic downturn and the impact it is expected to have on 2009 results, the performance targets were deemed unachievable and the plan was terminated by the board of directors.  As such, the $226 in compensation expense recognized in 2007 was eliminated in 2008 and there is no unrecognized compensation cost, before tax, to be recognized at December 31, 2008.

10)	Goodwill, Net

We completed our annual goodwill impairment review during the fourth quarter of 2008, 2007, and 2006.  Goodwill is tested for impairment on an annual basis as of October 1 and between annual tests in certain circumstances.  We were in the process of finalizing our October 1, 2008 goodwill impairment testing during the fourth quarter when our business was adversely affected by the global economic downturn.  Our sales for the fourth quarter of 2008 were down 29% from the prior year period.  In addition, during this time frame the price of our common stock decreased approximately 80% and our market capitalization became lower than our net carrying value of stockholders’ equity.  Given the dramatic impact the global economic downturn had on our 2008 financial results and expected impact in future periods, we determined a triggering event had occurred in the fourth quarter of 2008 and as such finalized our impairment testing for the year ended December 31, 2008 as of that date.

Based on the results of the fourth quarter impairment tests, we determined the carrying amount of the goodwill reported in the Plastic and Rubber Components and Precision Metal Components reporting units was impaired.  As such, during the fourth quarter of 2008, we recorded $30,029 ($19,258 after-tax) for the full impairment of goodwill in our Precision Metal Components Segment and at both reporting units of our Plastic and Rubber Components Segment.  These impairments were calculated using an equal weighting of a present value of expected future cash flows method and a market based multiples of sales and earnings method pursuant to SFAS 142. The main cause of the impairments was the significant reductions in future expected cash flows at each of the reporting units for the periods examined due to the current and expected sales decline in the automotive and industrial end markets and from general market weakness caused by the global economic downturn.

During the second quarter of 2007, we recorded $10,016 in impairment charges related to the restructuring of the Metal Bearing Components Segment (See Note 3 for further details).    In performing the impairment reviews for 2007 and 2006, the Company estimated the fair values of the reporting units from discounting each segments’ projected future cash flows.

As of December 31, 2008, goodwill remains only at the Pinerolo Plant of the Metal Bearing Components Segment.  There was no impairment to the goodwill balance as the fair value of this reporting unit was $40,200 which exceeded the carrying value of the reporting unit of $24,947 by $15,253.  The fair value was calculated using an equal weighting of a present value of expected future cash flows method and a market based multiples of sales and earnings method pursuant to SFAS 142.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

(In thousands)	Plastic and Rubber Components Segment	Metal Bearing Components Segment	Precision Metal Components Segment	Total

Balance as of January 1, 2007	$25,755	$18,040	$2,352	$46,147
Adjustments to purchase price allocation	--	--	1,922	1,922
Impairment of goodwill	--	(10,016)	--	(10,016)
Currency impacts	--	1,418	--	1,418
Balance as of December 31, 2007	$25,755	$9,442	$4,274	$39,471

Impairment of goodwill	(25,755)	--	(4,274)	(30,029)
Currency impacts	--	(534)	--	(534)
Balance as of December 31, 2008	$--	$8,908	$--	$8,908

The adjustments to purchase price allocation under the Precision Metal Components Segment related to changes made to the acquired assets and liabilities of Whirlaway during the finalization of the purchase price allocation in 2007 (See Note 2 for further details).

11)	Intangible Assets, Net

The changes in the carrying amount of Intangible Assets, net, for the years ended December 31, 2008 and 2007 are as follows:

Intangible assets subject to amortization, net of amortization

(In Thousands)	Precision Metal Components Segment	Metal Bearing Components Segment	Total

Balance as of January 1, 2007	$7,141	$2,090	$9,231
Acquisition of intangibles	--	173	173
Amortization	(657)	(558)	(1,215)
Currency impacts	--	190	190
Balance as of December 31, 2007	$6,484	$1,895	$8,379

Impairment of intangibles	(5,592)	--	(5,592)
Amortization	(869)	(626)	(1,495)
Currency impacts	--	(94)	(94)
Balance as of December 31, 2008	$23	$1,175	$1,198

The intangible asset within the Metal Bearing Components Segment is a contract intangible related to the SNR purchase agreement and related supply agreement.  This intangible asset is subject to amortization over approximately 5 years, from 2006 to 2011, and amortization expense will approximate $550 for each of the five years, depending on Euro to US Dollar exchange rates.  For the year ended December 31, 2008, the amortization expense totaled $626 and accumulated amortization totaled $1,585.

The intangible assets within the Precision Metal Components segment were acquired on November 30, 2006 with the purchase of Whirlaway (See Note 2.)  The majority of the acquired value was a customer relationship intangible with an acquisition date fair value of $6,900.  As of July 1, 2007, this intangible asset has an estimated useful life of 10 years and $751 of amortization expense was recorded in 2008.  During the fourth quarter of 2008, based on the testing of goodwill in the Precision Metal Components Segment, there were indications that the intangible assets of the segment were impaired.  The intangible assets were tested pursuant to SFAS 144 using expected future cash flows from the asset group tested  to determine if impairment was indicated.  The result was that the customer relationship intangible asset was fully impaired and an impairment charge was recorded within the Restructuring and Impairment Charges (Income), Excluding Goodwill Impairments line on the Consolidated Statement of Income (Loss).  The impairment was due to the reduction in segment sales during the fourth quarter of 2008, lower expected sales levels in future periods and the significant reductions in future expected cash flows for the periods examined due to the current and expected declines in the automotive and industrial end markets and from general market weakness caused by the global economic downturn.

The remaining balance is made up of a favorable leasehold intangible with an unamortized balance of $23.  The accumulated amortization related to all of the intangible assets at December 31, 2008 is $1,565.  In addition, as part of the Whirlaway acquisition we acquired an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway.  This intangible asset has an indefinite life and as such is not amortized but is subject to an annual impairment test.  As of December 31, 2008, based on testing pursuant to SFAS 142, the fair value of this intangible asset exceeded its book value.

12)	Segment Information

The Company determined its reportable segments under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”   During the fourth quarter of 2006, the Company changed its operational structure and strategic focus such that the operations are now managed in three reportable segments.   The core precision steel ball and steel roller business is managed as one reportable segment as the operations have become more fully inter-related and integrated.  A new segment entitled “Precision Metal Components” was established December 1, 2006 as a result of the Whirlaway acquisition.

The Company’s three reportable segments are based on differences in product lines and are as follows:

Metal Bearing Components Segment
• Erwin Plant
• Mountain City Plant
• Kilkenny Plant*
• Eltmann Plant
• Pinerolo Plant
• Veenendaal Plant
• Kysucke Plant
• Kunshan Plant

Plastic and Rubber Components Segment
• Danielson Plant
• Lubbock Plant

Precision Metal Components Segment
• Wellington Plant 1
• Wellington Plant 2
• Hamilton Plant *
• Tempe Plant

*Production ceased in the first quarter of 2009, we are currently in the process of closing this manufacturing operation.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on segment net income after income taxes. The Company accounts for inter-segment sales and transfers at current market prices. The Company did not have any individually material inter-segment transactions during 2008, 2007, or 2006.

	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
December 31, 2008
Net sales	$321,660	$64,235	$38,942	$--	$424,837
Interest expense	215	1,678	955	2,355	5,203
Depreciation and amortization	21,005	4,685	2,287	4	27,981
Income tax expense (benefit)	6,896	(4,547)	(9,495)	(1,389)	(8,535)
Segment net income (loss)	14,647	(7,353)	(17,223)	(7,713)	(17,642)
Segment assets	218,551	36,806	21,153	7,530	284,040
Expenditures for long- lived assets	15,677	1,737	1,084	--	18,498

December 31, 2007
Net sales	$303,059	$67,384	$50,851	$--	$421,294
Interest expense	67	2,646	960	2,700	6,373
Depreciation and amortization	16,393	4,337	2,262	4	22,996
Income tax expense (benefit)	9,452	(820)	1,255	(3,465)	6,422
Segment net income (loss)	4,958	(1,450)	2,242	(6,923)	(1,173)
Segment assets	238,276	53,422	51,997	6,383	350,078
Expenditures for long- lived assets	15,634	1,541	1,681	--	18,856

December 31, 2006
Net sales	$272,299	$4,722	$53,304	$--	$330,325
Interest expense	45	240	960	2,738	3,983
Depreciation and amortization	14,783	345	2,324	40	17,492
Income tax expense (benefit)	10,681	(336)	1,547	(3,370)	8,522
Segment net income (loss)	18,331	(598)	2,695	(5,993)	14,435
Segment assets	233,051	53,535	51,836	4,279	342,701
Expenditures for long- lived assets	18,479	30	773	--	19,282

Due to the large number of countries in which we sell our products, sales to external customers and long-lived assets utilized by us are reported in the following geographical regions:

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(In thousands, except per share data)

	December 31, 2008		December 31, 2007		December 31, 2006
	Sales	Property, Plant, and Equipment	Sales	Property, Plant, and Equipment	Sales	Property, Plant, and Equipment

United States	$131,877	$44,441	$137,140	$51,363	$77,526	$54,617
Europe	219,391	84,520	215,209	97,238	194,359	94,369
Asia	36,648	16,729	31,879	12,407	24,119	7,461
Canada	5,041	--	5,089	--	8,028	--
Mexico	14,444	--	15,065	--	13,164	--
S. America	17,436	--	16,912	--	13,129	--
All foreign countries	292,960	101,249	284,154	109,645	252,799	101,830
Total	$424,837	$145,960	$421,294	$161,008	$330,325	$156,447

13)	Income Taxes

Income before provision for income taxes for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year ended December 31,
	2008	2007	2006

Income before provision for income taxes:
United States	$(38,649)	$630	$3,735
Foreign	12,472	4,619	19,222
Total	$(26,177)	$5,249	$22,957

Total income tax expense (benefit) for the years ended December 31, 2008, 2007, and 2006 were as follows:

	Year ended December 31,
	2008	2007	2006

Current:
U.S. Federal	$305	$--	$3,035
State	218	(18)	201
Non-U.S.	5,500	7,623	6,670
Total current expense	$6,023	$7,605	$9,906

Deferred:
U.S. Federal	$(13,094)	$176	$(3,388)
State	(1,260)	271	17
Valuation allowance	(593)	5,082	1,581
Non-U.S.	389	(6,712)	406
Total deferred expense (benefit)	(14,558)	(1,183)	(1,384)

Total expense (benefits)	$(8,535)	$6,422	$8,522

A reconciliation of taxes based on the U.S. federal statutory rate of 34%, 34% and 35% for the years ended December 31, 2008, 2007, and 2006 is summarized as follows:

	Year ended December 31,
	2008	2007	2006

Income taxes (benefit) at the federal statutory rate	$(8,900)	$1,785	$8,034
Lowering of U.S. effective rate from 35% to 34%	--	(314)	219
Impact of incentive stock options	220	228	63
Increase in valuation allowance	1,663	5,082	--
Reduction in net deferred tax liabilities in Italy due to changes in tax laws	(1,142)	(1,050)	--
State income taxes, net of federal taxes	(1,115)	(12)	143
Non-U.S. earnings taxed at different rates	530	390	353
Other permanent differences, net	209	313	(290)

	$(8,535)	$6,422	$8,522

The tax effects of the temporary differences are as follows:

	Year ended December 31,
	2008	2007

Deferred income tax liability
Tax in excess of book depreciation	$9,508	$13,199
Goodwill	1,549	4,969
Allowance for bad debts	9	86
Other deferred tax liabilities	545	428

Gross deferred income tax liability	11,611	18,682

Deferred income tax assets
Goodwill	7,947	--
Inventories	492	385
Pension/Personnel accruals	1,067	986
Environmental provision	--	441
Net operating loss, carry forwards	2,240	3,149
Foreign tax credits	3,326	3,244
Other deferred tax assets	152	125
Gross deferred income tax assets	15,224	8,330

Valuation allowance on deferred tax assets	(6,070)	(6,663)
Net deferred income tax assets	9,154	1,667

Net deferred income tax liability	$2,457	$17,015

The net operating loss carry forwards are composed of net operating losses in Germany, Slovakia, and China for which full valuation allowances have been recorded as of December 31, 2008, as it is management’s judgment that the resulting tax benefits are not realizable.  According to German law, there are not any time limitations on carrying forward the $6,344 in net operating losses of our German subsidiary.  Slovakian net operating losses of $548 expire by 2012.  The China net operating losses of $88, $814, $2,163 and $2,037 expire in 2009, 2010, 2011, and 2012, respectively and have an effective tax rate of 2% as the majority of these losses will be applied to income during our tax holiday once profitability is achieved.

The foreign tax credits relate to profits of certain foreign subsidiaries that were taxed as deemed dividends.  These credits represent the foreign taxes paid by these subsidiaries at higher effective rates that will be used to offset future foreign source income.  A full valuation allowance was placed against these credits based on estimates of future levels of U.S. income tax and foreign source income to be generated that these credits can be used to offset.   The valuation allowance will be periodically reviewed as our estimates of future foreign source income are amended based on actual foreign source income recognized in our tax returns and future changes in foreign source income.

As realization of deferred tax assets is not assured, management has placed valuation allowances against deferred tax assets it believes are not recoverable.  For the remainder, management believes it is more likely than not that those net deferred tax assets will be realized. However, the amount of the deferred tax assets considered realizable could be reduced based on changing conditions.

As of December 31, 2006, all of the Company's foreign earnings have been previously taxed in the U.S. due to the application of IRC Sec. 956.  Accordingly, no deferred taxes have been provided for undistributed earnings up to that time. For the remainder of the foreign earnings, we expect to reinvest future earnings indefinitely in operations and expansions outside the U.S. and do not expect such earnings to become subject to U.S. taxation in the foreseeable future.  If such earnings were distributed beyond the amount for which taxes have been provided, foreign tax credits would substantially offset any incremental U.S. tax liability.  A deferred tax liability will be recognized when we expect that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments. It is not practicable to determine the U.S. income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $600 increase in our income tax liabilities and a corresponding reduction in beginning retained earnings.

As of the date of adoption, the total unrecognized benefits were approximately $879, all of which, if recognized, would affect the effective tax rate.   A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Beginning Balance	$1,045	$879
Additions based on tax positions related to the current year	--	--
Additions for tax positions of prior years	--	386
Reductions for tax positions of prior years	(57)	(220)
Settlements	--	--
Ending Balance	$988	$1,045

As of December 31, 2008, the $988 of unrecognized tax benefits would, if recognized, impact the Company’s effective tax rate.

Interest and penalties related to federal, state, and foreign income tax matters are recorded as a component of the provision for income taxes in our statements of income (loss).  As of January 1, 2007, we had accrued $609 in both U.S. and foreign interest and penalties.  During 2007, we accrued an additional $48 in foreign interest and penalties resulting in an accrued balance of  $657 of  interest and penalties as of December 31, 2007.  During 2008, we accrued an additional $43 in foreign interest and penalties resulting in an accrued balance of $700 of interest and penalties as of December 31, 2008.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2004.  The Company is no longer subject to non-U.S. income tax examinations within various European Union countries for years before 2002.  We do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

14)	Reconciliation of Net Income Per Share

	Year ended December 31,
	2008	2007	2006

Net income (loss)	$(17,642)	$(1,173)	$14,435

Weighted average shares outstanding	15,895	16,749	17,125
Effective of dilutive stock options	--	--	226

Dilutive shares outstanding	15,895	16,749	17,351

Basic net income (loss) per share	$(1.11)	$(0.07)	$0.84

Diluted net income (loss) per share	$(1.11)	$(0.07)	$0.83

Excluded from the shares outstanding for the years ended December 31, 2008, 2007, and 2006 were 824, 821, and 301 anti-dilutive options, respectively, which had exercise prices ranging from of $10.67 to $12.62 for the year ended December 31, 2008, $11.19 and $12.62 for the year ended December 31, 2007, and $12.62 per share for the year ended December 31, 2006.  In addition in 2008 and 2006, there were 160 and 172, respectively, of options that were anti-dilutive due to the large amount of unrecognized compensation expense associated with these options.

15)	Commitments and Contingencies

The Company has operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates. Rent expense for 2008, 2007, and 2006 was $4,844, $4,908, and $2,617, respectively. The following is a schedule by year of future minimum lease payments as of December 31, 2008 under operating leases that have initial or remaining non cancelable lease terms in excess of one year.

Year ended December 31,

2009	$4,297
2010	3,405
2011	2,670
2012	1,190
2013	1,107
Thereafter	7,176

Total minimum lease payments	$19,845

The Metal Bearing Components Segment has a supply contract with Ascometal France (“Ascometal”) for the purchase of steel in Europe that covers the years 2007, 2008 and 2009.  The contract will automatically renew annually unless formal notice is sent by either party one year in advance.  The percentage of steel purchased for European operations granted to Ascometal under the contract is approximately 70% or $48,000 based on 2008 purchase levels.  The contract, among other things, stipulates that Ascometal achieve certain performance targets related to quality, reliability and service and the percentage granted can be reduced if those targets are not met by the vendor.  The contract provisions include annual price adjustments based upon published steel scrap indexes.

On March 20, 2006, the Company received correspondence from the Environmental Protection Agency (“EPA”) requesting information regarding Alternate Energy Resources, Inc. (“AER”), a former waste recycling vendor used by the Company’s former Walterboro, South Carolina facility.  AER, located in Augusta, Georgia, ceased operations in 2000 and EPA began investigating its facility.  As a result of AER’s operations, soil and groundwater became contaminated.  Besides the Company, EPA initially contacted fifty-four other companies (“Potentially Responsible Parties” or PRPs”) who also sent waste to AER.  Most of these PRPs, including the Company, have entered into a consent order with EPA to investigate and remediate the site proactively.  To date, each participating PRP has signed a joint defense agreement and has contributed to retaining an environmental consultant who has prepared a Remedial Investigation, which has been accepted by EPA.  In addition, a feasibility study, which outlines remedial options, has been submitted to EPA for approval.  Once approved, costs associated with the chosen remediation will be known and the PRPs will be able to discuss proper allocation of the cost of cleanup, based on formula including both volume and the nature of the waste sent to AER for disposal.  As of the date hereof, the Company does not know the amount of its allocated share.  However, we believe our contribution to the remediation of the site, if any, would be approximately 1.083% or less of the volume of waste sent to the facility and we assert that our waste was non-hazardous.

16)	Quarterly Results of Operations (Unaudited)

The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007.

	Year ended December 31, 2008

	March 31	June 30	Sept. 30	Dec. 31

Net sales	$121,542	$122,240	$104,866	$76,189
Income (loss) from operations	8,717	12,612	5,110	(48,263)
Net income (loss)	5,102	9,173	2,947	(34,864)
Basic net income (loss) per share	0.32	0.58	0.18	(2.14)
Dilutive net income (loss) per share	0.32	0.57	0.18	(2.14)
Weighted average shares outstanding:
Basic number of shares	15,855	15,899	16,222	16,268
Effect of dilutive stock options	107	155	169	--

Diluted number of shares	15,962	16,054	16,391	16,268

	Year ended December 31, 2007
	March 31	June 30	Sept. 30	Dec. 31

Net sales	$107,944	$107,302	$99,021	$107,027
Income (loss) from operations	7,920	(7,173)	3,212	7,277
Net income (loss)	3,755	(10,365)	398	5,039
Basic net income (loss) per share	0.22	(0.62)	0.02	0.31
Dilutive net income (loss) per share	0.22	(0.62)	0.02	0.31
Weighted average shares outstanding:
Basic number of shares	16,813	16,815	16,765	16,159
Effect of dilutive stock options	220	--	139	121

Diluted number of shares	17,033	16,815	16,904	16,280

The fourth quarter of 2008 was impacted by impairments of goodwill, fixed assets and other intangible assets totaling $38,371 (24,402 after tax).  In addition, we recorded restructuring charges of $2,247 ($2,247 after tax) and related fixed asset impairments of $1,447 ($1,447 after tax) from the Kilkenny plant closure. (See Notes 3, 6, 10 and 11.)

In the second quarter of 2008, we benefited from a sale of excess land in our Metal Bearing Components Segment that resulted in a gain of $4,018 ($2,995 after tax).  In addition the second quarter was impacted by a $1,142 deferred tax benefit at the Italian operations of our Metal Bearing Components Segment related to a change in Italian tax law.

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

Management believes the fair value of financial instruments with maturities of less than a year approximate their carrying value due to the short maturity of these instruments or in the case of the Company’s variable rate debt, due to the variable interest rates.  The fair value of the Company’s fixed rate long-term borrowings is calculated using significant other observable inputs (Level 2 inputs under SFAS 157 fair value hierarchy).  The fair value is calculated using a discounted cash flow analysis factoring in current market borrowing rates for similar types of borrowing arrangements under our credit profile.  The carrying amounts and fair values of the Company’s long-term debt are in the table below:

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Variable rate long-term debt	$62,441	$62,441	$70,476	$70,476
Fixed rate long-term debt	$34,647	$30,188	$41,568	$40,222

18)	Accumulated Other Comprehensive Income

The majority of our Accumulated Other Comprehensive Income balance relates to foreign currency translation of our foreign subsidiary balances.  At December 31, 2008, we have deducted from accumulated other comprehensive income $3,232 due to foreign currency translation.  At December 31, 2007, we have added to accumulated other comprehensive income $11,764 due to foreign currency translation.  Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations.

Also added to accumulated other comprehensive income as of December 31, 2008 and 2007 was an actuarial loss of $58, net of tax, and an actuarial gain of $656, net of tax, both from our pension liability.

19)	Common Stock Repurchase

On September 12, 2008, our Board of Directors authorized a new share repurchase program in effect for a period of one year beginning September 15, 2008 with a maximum approved amount of $20 million worth of shares to be repurchased on the open market from time to time in accordance with market regulations.  The new plan replaced an existing $25 million share repurchase program initiated on September 13, 2007 that expired on September 13, 2008.  During the year ended December 31, 2008, we repurchased 85,171 shares at approximately $11.91 per share for a total value of approximately $1.0 million under this new plan.  During 2008, we did not purchase shares under any other program.  Our amended and restated credit facility entered into on March 16, 2009, prohibits the repurchase of our shares until such time as we meet certain earnings and financial covenant levels.

During the year ended December 31, 2007, the Company repurchased, under a 2006 approved repurchase program, approximately 211 shares at an approximate average cost of $10.26 a share for a total of $2,166.  This program expired September 13, 2007 with a total of approximately 674 shares being purchased totaling $7,441.

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

20)	Related Party Transactions

During the year ended December 31, 2007, we remitted $18,638 to the former sole shareholder of Whirlaway to repay the related party note payable from the November 2006 acquisition.  With the acquisition of Whirlaway, we entered into operating leases covering two of the Whirlaway manufacturing facilities with a company owned by the former shareholder of Whirlaway who is now an officer of the Company. The rent payments in 2008 and 2007 to this related party were $644 each year.  The total future rent payments will be $1,932 over 3 years or $644 per year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined under Rule l3a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008, the end of the period covered by this annual report on Form 10-K.

Management's Report on Internal Control Over Financial Reporting

The management of NN, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on its evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under item 8 of this filing.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.        Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item of Form 10-K concerning the Company's directors is contained in the sections entitled "Information about the Directors" and "Beneficial Ownership of Common Stock" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

Information required by Item 201 (d) of Regulations S-K concerning the Company’s equity compensation plans is set forth in the table below:

Table of Equity Compensation Plan Information

                                (in thousands)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,184	$10.76	503
Equity compensation plans not approved by security holders	--	--	--
Total	1,184	$10.76	503

Item 13.	Certain Relationships and Related Transactions, and Director Independence

During 2007, we paid $18.6 million to the former shareholder of Whirlaway, Thomas Zupan, who is now Vice President – Precision Metal Components Division.  Additionally, on November 30, 2006, the company entered into operating leases covering two of the Whirlaway manufacturing facilities with a company owed by Mr. Zupan.  The rent payments in 2008 and 2007 to this related party were $ 0.6 million.  The total future rent payments as of December 31, 2008 will be $1.9 million over 3 years or approximately $0.6 million per year.

Information regarding review, approval or ratification of transactions with related persons is contained in a section entitled "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

(a) List of Documents Filed as Part of this Report

1. Financial Statements

The financial statements of the Company filed as part of this Annual Report on Form 10-K begins on the following pages hereof:
Page
Report of Independent Registered Public Accounting Firm ..................................................................................................................................................	36

Consolidated Balance Sheets at December 31, 2008 and 2007................................................................................................................................................	37

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007, and 2006 ...............	38

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007, and 2006 ............................................	39

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006 .................................................................................	40

Notes to Consolidated Financial Statements............................................................................................................................................................................	41

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

            Dated:  March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date
/s/ roderick r. baty	Chairman of the Board, Chief Executive Officer and President	March 31, 2009
Roderick R. Baty

/s/ james h. dorton	Vice President-Corporate Development and Chief Financial Officer	March 31, 2009
James H. Dorton

/s/ william c. kelly jr.	Vice President-Chief Administrative Officer, Secretary and Treasurer	March 31, 2009
William C. Kelly, Jr.

/s/ Thomas c. burwell, Jr.
Thomas C. Burwell, Jr.	Corporate Controller	March 31, 2009

/s/ g. ronald morris	Director	March 31, 2009
G. Ronald Morris

/s/ michael e. werner	Director	March 31, 2009
Michael E. Werner

/s/ steven t. warshaw	Director	March 31, 2009
Steven T. Warshaw

/s/ richard g. fanelli	Director	March 31, 2009
Richard G. Fanelli

/s/ robert m. aiken, jr.	Director	March 31, 2009
Robert M. Aiken, Jr.

Index to Exhibits

2.1
Asset Purchase Agreement dated April 14, 2003 among SKF Holding Maatschappij Holland B.V., SKF B.V., NN, Inc. and NN Netherlands B.V. (incorporated by reference to Exhibit 2.1 of Form 8-K filed on May 16, 2003)

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002)

3.2	Restated By-Laws of the Company (incorporated by reference to Exchibit 3.2 of the Company's Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002)

3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock on NN, Inc., as filed with the Secretary of the State of Delaware on December 15, 2008 (incorporated by reference to the Company's Form 8-K filed December 18, 2008)

3.4	Amendments to the Restated By-Laws of NN, Inc. (incorporated by reference to the Company's Form 8-K filed December 18, 2008)

4.1
The specimen stock certificate representing the Company’s Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002)

4.2	Article IV, Article V (Sections 3 through 6), Article VI (Section 2) and Article VII (Sections 1 and 3) of the Restated Certificate of Incorporation of the Company (included in Exhibit 3.1)

4.3	Article II (Sections 7 and 12), Article III (Sections 2 and 15) and Article VI of the Restated By-Laws of the Company (included in Exhibit 3.2)

4.4	Rights Agreement, dated as of December 16, 2008, by and between NN, Inc. and Computershare Trust Company, N.A., including the form of Certificate of Designation, the Form of Right, Certificate and the Summary of Rights to Purchase attached thereto as Exhibits A, B and C, respectively (incorporated by reference to the Company's Form 8-K filed December 18, 2008)

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

10.19
NN Euroball, ApS Shareholder Agreement dated April 6, 2000 among NN, Inc., AB SKF and FAG Kugelfischer Georg ShaferAG (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K filed March 29, 2002)

10.20
Frame Supply Agreement between Euroball S.p.A., Kugelfertigung Eltmann GmbH, NN Euroball Ireland Ltd. and Ascometal effective January 1, 2002 (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission," as indicated throughout the document with an asterisk in brackets ([*])) (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K filed March 31, 2003)

10.21
Supply Agreement between NN Euroball ApS and AB SKF dated April 6, 2000. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission, " as indicated throughout the document with a n asterisk in brackets([*]) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed August 14, 2003)

10.22
Global Supply Agreement among NN, Inc., NN Netherlands B.V. and SKF Holding Maatschappij Holland B.V. dated April 14, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission, " as indicated throughout the document with a n asterisk in brackets([*])(incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed August 14, 2003)

10.23
Note Purchase Agreement dated April 22, 2004 among NN, Inc. as the Borrower and its Subsidiary Guarantors and the Prudential Insurance Company of America as Agent for the Purchase. (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed March 16, 2005)

10.24
Second Amended and Restated Note Purchase and Shelf Agreement dated as of March 13, 2009, among NN, Inc. and The Prudential Insurance Company of America, Prudential Retirement Insurancce and Annuity Company, American Bankers Life Assurance Company of Florida, Inc., Farmers New World Life Insurance Company and Time Insurance Company (incorporated by reference to the Company's Form 8-K filed March 17, 2009)

10.25
Amended and Restated Credit Agreement dated as of March 13, 2009 among NN, Inc., and the Lenders as named therein, KeyBank National Association as Lead Arranger, Book Runner and Administrative Agent, and Regions Bank, as Swing Line Lender (incorporated by reference to the Company's Current Report on Form 8-K filed March 17, 2009)

21.1           List of Subsidiaries of the Company.

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