Form 10-K/A
period 2008-12-31
NN INC
filed 2009-04-14
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE:  This amendment to registrant's Annual Report on Form 10-K for the year ended December 31, 2008 is being filed to include the "conformed" signature of PriceWaterhouseCoopers to its report and its consent, both of which were dated March 31, 2009, which conformed signatures were inadvertently omitted from the original filing on March 31, 2009.

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

/s/PricewaterhouseCoopers LLP
Raleigh, North Carolina
March 31, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NN, INC.

Date: April 14, 2009	By:	/s/ Roderick R. Baty
Name: Roderick R. Baty
Title: Chairman, Chief Executive Officer, and President

Date: April 14, 2009	By:	/s/ James H. Dorton
Name: James H. Dorton
Title: Vice President - Corporate Development and
Chief Financial Officer

Date: April 14, 2009	By:	/s/ William C. Kelly, Jr.
Name : William C. Kelly, Jr.
Title : Vice President and Chief Administrative Officer

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

        **23.1           Consent of  Independent Registered Public Accounting Firm

**31.1           Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act

**31.2           Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act

**32.1           Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act

**32.2           Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act

______________
*           Management contract or compensatory plan or arrangement.
**           Filed herewith.