Form 10-Q
period 2009-03-31
NN INC
filed 2009-05-06
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
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

As of May 6, 2009, there were 16,267,924 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.
INDEX

PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements

NN, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(Thousands of Dollars, Except Per Share Data)	2009	2008
Net sales	$57,921	$121,542
Cost of products sold (exclusive of depreciation and amortization shown separately below)	56,054	96,494
Selling, general and administrative	6,895	10,209
Depreciation and amortization	5,318	6,263
(Gain) loss on disposal of assets	14	(141)
Restructuring and impairment costs	593	--
Income (loss) from operations	(10,953)	8,717

Interest expense	1,038	1,542
Elimination of unamortized debt issue cost	604	--
Other income, net	(120)	(136)
Income (loss) before provision (benefit) for income taxes	(12,475)	7,311
Provision (benefit) for income taxes	(2,950)	2,209
Net income (loss)	(9,525)	5,102

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(5,491)	9,962
Comprehensive income (loss)	$(15,016)	$15,064

Basic income(loss) per common share:	$(0.59)	$0.32

Weighted average shares outstanding	16,268	15,855

Diluted income (loss) per common share:	$(0.59)	$0.32

Weighted average shares outstanding	16,268	15,962

Cash dividends per common share	--	$0.08

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$8,164	$11,052
Accounts receivable, net of allowance for doubtful accounts of $640 and $635, respectively	42,310	50,484
Inventories, net	42,724	53,173
Income tax receivable	3,201	2,565
Other current assets	6,397	7,347
Total current assets	102,796	124,621

Property, plant and equipment, net	138,839	145,690
Goodwill, net	8,332	8,908
Intangible assets, net	1,887	2,098
Other assets	5,652	2,723
Total assets	$257,506	$284,040

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,726	$39,415
Accrued salaries, wages and benefits	10,574	12,745
Current maturities of long-term debt	6,772	6,916
Other current liabilities	4,802	4,279
Total current liabilities	48,874	63,355

Deferred tax liabilities	4,588	4,939
Long-term debt, net of current portion	94,172	90,172
Accrued pension and other	15,023	15,815
Total liabilities	162,657	174,281

Total stockholders’ equity	94,849	109,759

Total liabilities and stockholders’ equity	$257,506	$284,040

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock
(Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehen- sive Income	Total
Balance, January 1, 2009	16,268	$163	$49,524	$35,593	$24,479	$109,759
Net loss	--	--	--	(9,525)	--	(9,525)
Stock option expense	--	--	106	--	--	106
Foreign currency translation loss	--	--	--	--	(5,491)	(5,491)
Balance, March 31, 2009	16,268	$163	$49,630	$26,068	$18,988	$94,849

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Thousands of Dollars)	2009	2008
Operating Activities:
Net income (loss)	$(9,525)	$5,102
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	5,318	6,263
Amortization of debt issue costs	133	63
Elimination of unamortized debt issue cost	604	--
(Gain) loss on disposal of property, plant and equipment	14	(141)
Compensation expense from issuance of restricted stock and incentive stock options	106	315
Non-cash interest expense	38	56
Changes in operating assets and liabilities:
Accounts receivable	6,582	(13,179)
Inventories	9,354	(1,126)
Accounts payable	(11,351)	3,896
Other assets and liabilities	(2,992)	3,193
Net cash provided (used) by operating activities	(1,719)	4,442

Investing Activities:
Acquisition of property, plant and equipment	(2,748)	(4,857)
Proceeds from disposals of property, plant and equipment	508	152
Net cash used by investing activities	(2,240)	(4,705)

Financing Activities:
Repayment of short-term debt	--	(232)
Proceeds from short-term debt	116	--
Principal payment on capital lease	(12)	(11)
Proceeds from long term debt	4,000	--
Debt issuance cost paid	(2,240)	--
Net cash provided (used) by financing activities	1,864	(243)

Effect of exchange rate changes on cash and cash equivalents	(793)	379

Net Change in Cash and Cash Equivalents	(2,888)	(127)
Cash and Cash Equivalents at Beginning of Period	11,052	13,029
Cash and Cash Equivalents at End of Period	$8,164	$12,902

Supplemental schedule of non-cash investing and financing activities:
Reduced note payable to customer with offsetting reduction to accounts receivable ($298 in 2009 and $428 in 2008) and an increase to interest expense ($38 in 2009 and $56 in 2008)	$260	$372
Dividend declared but not paid	$--	$1,268

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the “Company”) have not been audited, except that the balance sheet at December 31, 2008 is derived from the Company’s consolidated audited financial statements.  In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three month periods ended March 31, 2009 and 2008, the Company’s financial position at March 31, 2009 and December 31, 2008, and the cash flows for the three month periods ended March 31, 2009 and 2008.  These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods.  As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.  These unaudited, condensed and consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent annual report on Form 10-K for the year ended December 31, 2008 which we filed with the Securities and Exchange Commission on March 31, 2009.

The results for the three month period ended March 31, 2009 are not necessarily indicative of results for the year ending December 31, 2009 or any other future periods.

Note 2. Restructuring Charges and Other

On November 26, 2008, we announced the closure of our precision steel ball manufacturing facility located in Kilkenny, Ireland.  The closure affected 68 employees and is expected to be completed in 2009.  During the three month period ended March 31, 2009, we recorded restructuring charges of $463 related to site closure costs and relocation of equipment and inventory from this location to other facilities within Europe.  The following summarizes the 2009 activity related to this closure:

	Reserve Balance at 1/01/09	Charges	Paid in 2009	Currency Impacts	Reserve Balance at 03/31/09
Severance and other employee costs	$ 2,058	$ --	$ (1,800)	$ (131)	$ 127
Site closure and other associated cost	--	463	(316)	3	150
Total	$ 2,058	$ 463	$ (2,116)	$ (128)	$ 277

Included within the severance and other employee cost accrual is a receivable from the Irish government of approximately $490 to reimburse the Company for a portion of the severance cost paid to date.

During the first quarter of 2009, the Hamilton, Ohio plant was closed.  This closure affected 11 employees and $130 in severance and other associated closure cost were incurred during the first quarter of 2009.  Of this amount $108 was for employee severance cost which will be paid out entirely in the second quarter of 2009.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Note 3. Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$14,317	$15,599
Work in process	7,602	10,186
Finished goods	23,163	29,729
Less inventory reserves	(2,358)	(2,341)
	$42,724	$53,173

Inventories on consignment at customer locations as of March 31, 2009 and December 31, 2008 totaled $4,744 and $5,878, respectively.

Note 4. Net Income (Loss) Per Share

	Three months ended March 31,
(Thousands of Dollars, Except Share and Per Share Data)	2009	2008

Net income (loss)	$(9,525)	$5,102

Weighted average basic shares outstanding	16,267,924	15,854,643
Effect of dilutive stock options	--	107,460
Weighted average dilutive shares outstanding	16,267,924	15,962,103

Basic net income (loss) per share	$(0.59)	$0.32
Diluted net income (loss) per share	$(0.59)	$0.32

Excluded from the dilutive shares outstanding for the three month period ended March 31, 2009 were 1,416,000 anti-dilutive options which had exercise prices ranging from $1.30 to $12.62.  Excluded from the dilutive shares outstanding for the three month period ended March 31, 2008 were 1,016,800 anti-dilutive options which had exercise prices ranging from $9.36 to $12.62.

Note 5. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the “Segment Information” footnote and the “Summary of Significant Accounting Policies and Practices” footnote, respectively, in our annual report on Form 10-K for the fiscal year ended December 31, 2008.  We evaluate segment performance based on segment net income or loss after income taxes.  We account for inter-segment sales and transfers at current market prices.  We did not have any significant inter-segment transactions during the three month periods ended March 31, 2009 and 2008.

	Three months ended March 31, 2009
(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Revenues from external customers	$39,329	$11,507	$7,085	$--	$57,921
Segment net loss	(6,540)	(838)	(617)	(1,530)	(9,525)
Assets	192,480	34,769	20,308	9,949	257,506

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended March 31, 2008
(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Revenues from external customers	$90,441	$19,099	$12,002	$--	$121,542
Segment net income (loss)	5,973	678	274	(1,823)	5,102
Assets	266,963	54,400	52,730	4,368	378,461

Note 6. Pensions

We have a defined benefit pension plan covering the employees at our Eltmann, Germany facility.  The plan is unfunded.  There were no prior service costs recognized in the three months ended March 31, 2009 and 2008.

Components of Net Periodic Pension Cost:

Three months ended March 31,
(In Thousands of Dollars)	2009	2008
Service cost	$--	$--
Interest cost	64	71
Net loss	--	--
Net periodic pension cost	$64	$71

We expect to contribute approximately $260 to the Eltmann, Germany pension plan in 2009.  As of March 31, 2009, approximately $65 of contributions had been made.

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan covering our Pinerolo, Italy employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment.  The table below summarizes the changes to the severance indemnity for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
(In Thousands of Dollars)	2009	2008
Beginning balance	$8,073	$8,551
Amounts accrued	241	372
Payments to employees	(165)	(220)
Payments to government managed plan	(179)	(307)
Currency impacts	(398)	689
Ending balance	$7,572	$9,085

Service and Early Retirement Provisions

We have two plans that cover our Veenendaal, The Netherlands employees.  One provides an award for employees who achieve 25 or 40 years of service and the other is for employees who retire before normal retirement age.  These plans are both unfunded and the benefits are based on years of service and rate of compensation increase.  The table below summarizes the changes in the two plans combined during the three month periods ended March 31, 2009 and 2008.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended March 31,
(In Thousands of Dollars)	2009	2008
Beginning balance	$852	$897
Service cost	11	13
Interest cost	16	14
Benefits paid	(14)	(13)
Currency impacts	(41)	74
Ending balance	$824	$985

Note 7. New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that are measured at fair value.  SFAS 157 applies whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  The adoption of SFAS 157 for non-financial assets and liabilities was deferred until January 1, 2009.  We adopted the provisions of SFAS 157 that pertain to non-financial assets and liabilities on January 1, 2009 and this has had no effect on our income from operations, cash flows, and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS No. 141R") which replaces SFAS No. 141 "Business Combinations" ("SFAS No. 141").  SFAS No. 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations.  However, SFAS No. 141R provides for the following changes from SFAS No. 141:  an acquirer will record 100% of assets and liabilities of acquired business, including goodwill, at fair value, regardless of the level of interest acquired; certain contingent assets and liabilities will be recognized at fair value at the acquisition date; contingent consideration will be recognized at fair value on the acquisition date with changes in fair value to be recognized in earnings upon settlement; acquisition-related transaction and restructuring costs will be expensed as incurred; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and when making adjustments to finalize preliminary accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  SFAS No. 141R did not have an impact on our consolidated financial statements as of January 1, 2009, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of the acquisitions, if any, consummated after January 1, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, "Interim Disclosure about Fair Value of Financial Instruments" ("FSP FAS 107-1 and ABP 28-1").  This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments, " to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.  We have concluded that FSP FAS 107-1 and ABP 28-1 will not have a material impact on our consolidated financial statements upon adoption.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Note 8. Long-Term Debt and Short-Term Debt

Long-term debt at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Borrowings under our $90,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.50% at March 31, 2009) plus an applicable margin of 4.00, expiring September 20, 2011.	$66,557	$62,441

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 8.50% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	34,286	34,286

Long term note payable with customer related to acquiring equipment from customer as part of long term supply agreement. Note carries a 0% rate of interest. Interest on this note has been imputed at a rate of 5.41%. Note is reduced by applying a fixed amount per piece purchased by customer.	101	361

Total debt	100,944	97,088

Less current maturities of long-term debt	6,772	6,916

Long-term debt, excluding current maturities of long-term debt	$94,172	$90,172

The current maturities of long-term debt as of March 31, 2009 are composed primarily of $957 of short term borrowings under the short term portion of the revolving credit facility and the $5,714 installment on our senior notes due April 26, 2009.

During the first quarter of 2009, we entered into an amended and restated $90,000 revolving credit facility maturing September 2011 with Key Bank as administrative agent.  The amended agreement was entered into to conform the covenants to our current outlook for the next twelve months in this difficult economic cycle.  In addition to the reduction in availability, the interest rate will be LIBOR plus an applicable margin of 4.0%.  The financial and non-financial covenants have been amended to relax certain financial covenants and the facility is now secured by assets of the company in addition to pledges of stock of certain foreign and domestic subsidiaries and guarantees of certain domestic subsidiaries.  Finally, the new agreement places greater restrictions on our usage of cash flows including prohibiting share repurchases, dividends and investments and/or acquisitions without the approval of credit facility participants and until such time as we meet certain earnings and financial covenant levels.  We incurred $1,665 in debt issue cost during the first quarter of 2009 related to the amended and restated facility.  In addition, $143 in unamortized debt issuance costs from the original facility were eliminated during the first quarter of 2009.

Additionally, during the first quarter of 2009, the senior note agreement was amended.  The amended agreement was entered into to conform the covenants to our current outlook for the next twelve months in this difficult economic cycle.  The term, principal balance, and principal payment schedule all remain the same as the original agreement.  The interest rate was increased from 4.89% to 8.50%.  In addition, the financial and non-financial covenants were amended and additional collateralization and restrictions on usage of cash flows were added to the agreement in line with the amended $90,000 revolving credit facility.   We incurred $575 in debt issue cost during the first quarter of 2009 related to the amended facility.  In addition, $461 in unamortized debt issuance costs from the original facility were eliminated during the first quarter of 2009.

The company has forecasted reduced levels of revenue and cash flow based on our recent sales levels, current economic conditions, published economic forecasts and input from our major customers.  These forecasts were used to set new financial and operating covenants in our amended credit facilities.  While there can be no assurances, management believes that the Company will be able to comply with the revised covenants of the amended debt agreements through at least the next four quarters.  However, further deterioration of market conditions and sales levels in excess of our forecasts for revenue and cash flow could result in the Company failing to meet these covenants which could cause a material adverse impact on our liquidity and financial position.  We were in compliance with all covenants related to the amended and restated $90,000 credit facility and the amended and restated $40,000 senior notes as of March 31, 2009.  The specific covenants to which we are subject are disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)
Note 9. Goodwill

The changes in the carrying amount of goodwill for the three month period ended March 31, 2009 are as follows:

Goodwill

(In Thousands of Dollars)	Metal Bearing Components Segment
Balance as of January 1, 2009	$ 8,908
Currency impacts	(576)
Balance as of March 31, 2009	$ 8,332

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and more often if circumstances require.  The financial impact, on the remaining reporting unit with a goodwill balance, from the global economic downturn, during the three month period ended March 31, 2009, was consistent with the forecasted results used in testing for impairment at December 31, 2008.  Thus, as of March 31, 2009, there are no further indications of impairment.   However, depending on the severity and the longevity of the future impacts of the global economic downturn, we could have an impairment in goodwill at this reporting unit in the future.

Note 10.     Intangible assets, net of amortization

(In Thousands of Dollars)	Precision Metal Components Segment	Metal Bearing Components Segment	Total
Balance as of January 1, 2009	$23	$1,175	$1,198
Amortization	(14)	(137)	(151)
Currency impacts	--	(60)	(60)
Balance as of March 31, 2009	$9	$978	$987

Included in the Precision Metal Components Segment is an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway.

Within the Metal Bearing Components Segment the intangible asset is a contract intangible.  This intangible asset was subject to amortization over approximately 5 years starting in 2006 and amortization expense was to approximate $500 for each of the five years.  For the three months ended March 31, 2009, the amortization expense totaled $137 and accumulated amortization totaled $1,722 at March 31, 2009.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)
(unaudited)

Note 11.    Stock Compensation

In the three month periods ended March 31, 2009 and 2008, approximately $106 and $315, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards.  On March 25, 2009, the Company granted 232,000 options to the non-executive directors, officers and certain other key employees.

The fair value of the options cannot be determined by market value as our options are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes model which relies on certain assumptions to estimate an option's fair value.

The following table provides a reconciliation of option activity for the three month period ended March 31, 2009:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	1,184	$10.76
Granted	232	$1.30
Exercised	--	--
Forfeited or expired	--	--
Outstanding at March 31, 2009	1,416	$9.21	6.6	$(11,248	) (1)
Exercisable at March 31, 2009	980	$10.73	7.8	$(9,277	) (1)

(1) The negative intrinsic value is the amount by which the exercise price of each individual option grant was greater than the market price of the stock at March 31, 2009.

Note 12.    Provision for Income Taxes

For the three months ended March 31, 2009, the difference between the federal statutory tax rate of 34% and our effective tax rate of 24% is due to non-U.S. based earnings taxed at lower rates.  The income tax rates in many of the foreign countries in which we operate are lower than the U.S. federal rate.  In addition, we did not fully realize the taxable losses at several locations in which we operate due to valuation reserves, totaling $350, placed on the tax benefits as it is more likely than not that sufficient profits will not be generated in these locations in the future to allow realization of the deferred tax assets.

As of March 31, 2009, we do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

Note 13.   Commitments and Contingencies

There has been no change in the status of our potential liability regarding Alternate Energy Resources, Inc., a former waste recycling vendor used by our former Walterboro, South Carolina facility and other potential responsible parties.  As of the date hereof, we do not know the amount of our allocated share, if any, of the cost of remediation.  However, we believe our contribution to the remediation of the site, if any, would be approximately 1.083% or less of the volume of waste sent to the facility and we assert that our waste was non-hazardous.

All other legal matters are of an ordinary and routine nature and are incidental to our operations.  Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business or financial condition or on the results of operations.

Note 14.    Property Plant and Equipment

During the first quarter of 2009, the land and building of the former Hamilton, Ohio Plant of the Precision Metal Components Segment was sold for proceeds of $508 which resulted in no gain or loss from sale.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under Item 1.A. “Risk Factors.”  There have been no material changes to these risk factors since December 31, 2008.

Economic Impacts on the First Quarter of 2009

During the first quarter of 2009, sales were at historically low levels.  Excluding the effects of exchange rates, our first quarter 2009 sales were down approximately 50% as compared to the first quarter of 2008 sales and approximately 24% lower than the sales in the fourth quarter of 2008.  We believe that approximately 30% to 40% of the reduction in first quarter 2009 sales, compared to first quarter 2008, was related to demand in the end markets we ultimately serve.  In particular in the first quarter of 2009, our largest customer experienced negative year over year organic growth of 26%.

We believe the remainder of the reduction in sales from first quarter 2008 to first quarter 2009, approximately 10% to 20%, was due to reduction in overall inventory levels throughout the supply chain.  In most cases, we are several tiers down the supply chain from the ultimate customer.  Thus, we are affected by our customers’ and their customers’ order patterns.  We believe those companies that are higher in the supply chain have reduced production and order levels to control their inventory balances.   This supply chain inventory reduction has had further negative effect on our production and sales levels.  We refer to this as the “de-stocking effect.”

We are not certain how long this current de-stocking process within the supply chain will last.  Until the excess inventory in the supply chain is reduced, we believe our sales and production levels will be further depressed beyond any reductions in end market demand.

The reduction in sales volume was the main cause of the first quarter 2009 net loss of $9.5 million.  In response to the sales decrease, we focused more aggressively on reducing costs and expenses.  However, a significant portion of our cost structure cannot be reduced in the short term.  In particular, at our manufacturing locations in Western Europe it is very difficult to reduce employment levels in line with reductions in sales and production volumes.  In these locations, we have limited production cost by scheduling the production facilities on rolling shutdowns and by temporarily allowing workers not to report to work under existing government programs.

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008.

OVERALL RESULTS
	Consolidated NN, Inc.
(In Thousands of Dollars)	2009	2008	Change
Net sales	$57,921	$121,542	$(63,621)
Foreign exchange effects				(4,354)
Volume				(61,033)
Price				294
Mix				460
Material inflation pass-through				1,012

Cost of products sold (exclusive of depreciation and amortization shown separately below)	56,054	96,494	(40,440)
Foreign exchange effects				(4,385)
Volume				(36,676)
Cost reduction				(1,382)
Mix				557
Inflation				1,446

Selling, general, and administrative	6,895	10,209	(3,314)
Foreign exchange effects				(469)
Reductions in spending				(2,845)

Depreciation and amortization	5,318	6,263	(945)
Foreign exchange effects				(436)
Reduction in expense				(509)

Restructuring and impairment charges	593	--	593
Interest expense, net	1,038	1,542	(504)
(Gain) loss on disposal of assets	14	(141)	155
Elimination of unamortized debt issue cost	604	--	604
Other income, net	(120)	(136)	16
Income (loss) before provision (benefits) for income taxes	(12,475)	7,311	(19,786)
Provision (benefit) for income taxes	(2,950)	2,209	(5,159)
Net (loss) income	$(9,525)	$5,102	$(14,627)

Net Sales.  The majority of the decrease was due to an estimated 30% to 40% reduction in end market demand and an estimated 10% to 20% reduction in customer orders due to an overall inventory decrease within the supply chain.  In addition, sales are lower as the values of Euro denominated sales have decreased approximately 14% in value relative to the U.S. Dollar from the first quarter of 2008.  Increases related to price/mix and material pass through are all normal in nature although have had less of an impact given the depressed sales levels.

Cost of Products Sold (exclusive of depreciation and amortization).  The majority of the decrease was due to the same sales volume reductions mentioned above.  In general, as a percent of sales only 60% of the production costs were reduced.  The remaining 40% are fixed in nature or cannot be reduced without incurring additional significant restructuring costs.  This applies particularly to our labor costs at our Western European locations. We actively reduced labor costs considering local and national labor rules and regulations of the countries in which we operate.  In addition, the aforementioned devaluation of the Euro reduced Euro based production costs.  Finally, production costs were reduced by the effects of planned cost reduction projects.  Despite the lower sales and production levels, we continue to achieve cost reductions at levels consistent with management expectations.  Cost of product sold increased by the effects of inflation in material and other cost although the inflation levels are much lower than in prior quarters.

Selling, General and Administrative Expenses.  The majority of the reduction was from wage cost reductions.  The wage cost reductions were achieved through a combination of salary cuts of 10% to 20%, elimination of bonuses opportunities for 2009, and headcount reductions.  In addition, discretionary expenses were reduced company wide.

Depreciation and Amortization.  These costs are lower due to devaluation of Euro denominated cost relative to the U.S. Dollar which accounted for approximately half the decline.  The remainder was due to lower depreciation and amortization from the affects of the year end 2008 impairments and accelerated depreciation of certain intangible assets and fixed assets.

Interest expense.   Interest expense is lower due to decreases in the base LIBOR interest rate which reduced the cost of borrowing under our variable rate credit agreement. Going forward the interest rate will be higher due to amending our credit facilities on March 13, 2009.

Restructuring and impairment charges.  During the three month period ended March 31, 2009, we incurred $0.6 million of restructuring cost related to the closures of the Kilkenny Plant and the Hamilton Plant.  (See Footnote 2 of the Notes to Consolidated Financial Statements.)

Provision for income taxes. The 2009 first quarter effective rate of 24% was lower than the 2008 first quarter effective rate of 30%.  The reduction in rate is due to the tax benefits not being realized from certain losses in several locations in which we operate.  The minimal tax impact was due to the valuation reserves placed on the tax benefits as it is more likely than not that sufficient profits will not be generated in these locations in the future to allow realization of the deferred tax assets.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2009	2008	Change

Net sales	$39,329	$90,441	$(51,112)
Foreign exchange effects				(4,354)
Volume				(50,260)
Price				157
Mix				2,284
Material inflation pass-through				1,061

Segment net income (loss)	$(6,540)	$5,973	$(12,513)

The majority of the sales decrease in both dollar and percentage terms was in our European operations of the segment, although all geographic areas experienced sales reductions of at least 40% compared to the first quarter of 2008.  The devaluation of the Euro relative to the U.S. Dollar of 14% further negatively impacted sales.  The reductions were partially offset by favorable sales mix of higher priced precision ball and roller products and passing through material inflation.

The segment net loss was impacted primarily by the large reduction in sales volume and the related production inefficiencies and under-utilization of fixed production costs.  Partially offsetting these negative effects were reductions in production costs from planned cost reduction projects and reductions in salaries, bonus opportunities, travel, and other discretionary costs.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2009	2008	Change
Net sales	$11,507	$19,099	$(7,592)
Volume				$(5,730)
Mix				(1,862)

Segment net income (loss)	$(838)	$678	$(1,516)

The majority of the decrease was due to much lower U.S. automotive and industrial market demand in the first quarter of 2009.  In addition, sales were negatively impacted by de-stocking within the supply chain.  Finally, the segment sales were impacted by a greater portion of sales of lower-priced products.

The reduced sales volume and related production inefficiencies were the main causes of the segment loss in the first quarter 2009.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2009	2008	Change
Net sales	$7,085	$12,002	$(4,917)
Volume				(5,044)
Price/Mix				127

Segment net income (loss)	$(617)	$274	$(891)

The volume reduction for this segment was also related to lower U.S. automotive and industrial end market demand and lower customer orders from supply chain de-stocking.

Segment net income was negatively affected by the volume decreases.  Planned cost reduction projects, net of inflation, and reductions in selling and administration cost partially offset the volume impacts.

Changes in Financial Condition

From December 31, 2008 to March 31, 2009, our total assets and current assets decreased $26.5 million and $21.8 million, respectively.  The depreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total assets and current assets to decrease approximately $8.1 million and $3.2 million, respectively, from December 31, 2008.  Factoring out the foreign exchange effects, accounts receivable was lower by $6.9 million due to decreased sales volume in the first quarter 2009 from the fourth quarter 2008 and due to timing of certain customer payments.  Inventories were lower by $9.3 million due to planned reductions in inventory levels to maximize cash flow and liquidity.  Factoring out foreign exchange effects, property, plant and equipment decreased $2.7 million as year to date capital spending has been lower than depreciation and a building with a net book value of $0.5 million was disposed of in the first quarter 2009 at no gain or loss.

From December 31, 2008 to March 31, 2009, our total liabilities and current liabilities decreased $11.6 million and $14.5 million, respectively.  The depreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total liabilities and current liabilities to decrease approximately $2.9 million and $1.9 million, respectively, from December 31, 2008.  Factoring out the foreign exchange effects, accounts payable was down $11.3 million due to much lower production and purchasing levels in response to the approximately 50% reduction in product demand in first quarter 2009 and due to timing of payments to certain vendors.  Finally, current liabilities were lower due to the reduction in payroll accruals from lower employee levels and usage of hours banks and vacation accruals.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable, was $53.9 million at March 31, 2009 as compared to $61.3 million at December 31, 2008.  The ratio of current assets to current liabilities increased from 1.97:1 at December 31, 2008 to 2.10:1 at March 31, 2009.  The decrease in working capital was due primarily to the $6.9 million decrease in accounts receivable balances, the $9.3 million decrease in inventory levels and the $2.9 million decrease in cash offset by the $11.3 million decrease in accounts payable.

Cash flow used by operations was $1.7 million during first quarter 2009 compared with cash flow provided by operations of $4.4 million during first quarter 2008.  The unfavorable variance in cash flow from operations was due to the large loss incurred in first quarter 2009 from the approximately 50% reduction in sales volume.  Partially offsetting this impact was the favorable effects from reducing net working capital in first quarter 2009 versus increasing net working capital in the first quarter of 2008.

Liquidity and Capital Resources

Amounts outstanding under our $90.0 million credit facility and our $40.0 million senior notes as of March 31, 2009 were $66.6 million and $34.3 million, respectively.  See Note 8 of the Notes to Consolidated Financial Statements.  We were in compliance with all covenants of our $90.0 million credit facility and our $40.0 million senior notes as of March 31, 2009.  As of March 31, 2009, the Company had a maximum $23.4 million of availability under the $90.0 million revolving credit facility.

Even though we have sufficient availability to borrow under our existing credit agreements at this time, due to the current global credit crisis and economic downturn, our ability to obtain credit could be impaired depending on the level of reduction in our EBITDA.  In the event we have to obtain credit in replacement of or in addition to our existing credit facilities, the terms are not likely to be as favorable as our current facilities due to dramatic increases, during the last 12 to 18 months, in the interest rate margins charged by lending institutions.  In addition, depending on our EBITDA levels and the degree credit markets are tightened, we may not be able to enter into new or additional credit facilities in the future.

During the first quarter of 2009, we entered into an amended and restated $90,000 revolving credit facility maturing September 2011 with Key Bank as administrative agent.  We entered into the amended agreement to conform the covenants to our current outlook for the next twelve months in this difficult economic cycle.  In addition to the reduction in availability, the interest rate increased approximately 4.0%.  The financial and non financial covenants have been amended to relax certain financial covenants and the facility is now secured by assets of the company in addition to pledges of stock of certain foreign and domestic subsidiaries and guarantees of certain domestic subsidiaries.  Finally, the new agreement places greater restrictions on our usage of cash flows including prohibiting share repurchases, dividends and investments and/or acquisitions without the approval of credit facility participants and until such time as we meet certain earnings and financial covenant levels.

Additionally, during the first quarter of 2009, the senior note agreement was amended.  We entered into the amended agreement to conform the covenants to our current outlook for the next twelve months in this difficult economic cycle.  The term, principal balance, and principal payment schedule all remain the same as the original agreement.  The interest rate was increased from 4.89% to 8.50%.  In addition, the financial and non-financial covenants were amended and additional collateralization and restrictions on usage of cash flows were added to the agreement in line with the amended $90,000 revolving credit facility.

The company has forecasted reduced levels of revenue and cash flow based on our recent sales levels, current economic conditions, published economic forecasts and input from our major customers.  These forecasts were used to set new financial and operating covenants in our amended credit facilities.  While there can be no assurances, management believes that the Company will be able to comply with the revised covenants of the amended debt agreements through at least the next four quarters.  However, further deterioration of market conditions and sales levels in excess of our forecasts for revenue and cash flow could result in the Company failing to meet these covenants which could cause a material adverse impact on our liquidity and financial position.  We were in compliance with all covenants related to the amended and restated $90,000 credit facility and the amended and restated $40,000 senior notes as of March 31, 2009.  The specific covenants to which we are subject are disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

Many of our locations use the Euro as their functional currency.  In 2009, the fluctuation of the Euro against the U.S. Dollar unfavorably impacted revenue and income and decreased the value of assets and liabilities.  As of March 31, 2009, no currency hedges were in place.  Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

During 2009, we plan to spend approximately $3.5 million on capital expenditures. Of this amount, approximately $2.7 million has been spent through March 31, 2009.  We intend to finance future fixed asset purchases with cash generated from operations and funds available under the credit facilities described above.  We believe that funds generated from operations, if any, and borrowings from the credit facilities will be sufficient to finance our working capital needs and projected capital expenditure requirements through March 2010.

Seasonality and Fluctuation in Quarterly Results

Historically, our net sales in the Metal Bearing Components Segment have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that have significantly slower production during the month of August.

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in our annual report on Form 10-K for the year ended December 31, 2008, including those policies as discussed in Note 1 to the annual report.  These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits.  There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies.  The only change during the three month period ended March 31, 2009 was adoption of SFAS 157 related to accounting for non-financial assets and liabilities under fair value.  SFAS 157 had no effect on the financial statements for the three month period ended March 31, 2009.

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and more often if circumstances require.  The financial impact, on the remaining reporting unit with a goodwill balance, from the global economic downturn, during the three month period ended March 31, 2009, was consistent with the forecasted results used in testing for impairment at December 31, 2008.  Thus, as of March 31, 2009, there are no further indications of impairment.   However, depending on the severity and the longevity of the future impacts of the global economic downturn, we could have an impairment in goodwill at this reporting unit in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies.  To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks.  We are exposed to changes in interest rates primarily as a result of our borrowing activities.  At March 31, 2009, we had $66.6 million outstanding under our variable rate revolving credit facilities and $34.3 million fixed rate senior notes outstanding.  See Note 8 of the Notes to Consolidated Financial Statements.  At March 31, 2009, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.7 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates.  We did not hold a position in any foreign currency hedging instruments as of March 31, 2009.

Item 4.   Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of March 31, 2009, the end of the period covered by this quarterly report.

There have been no changes in the fiscal quarter ended March 31, 2009 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.     Legal Proceedings

There has been no change in the status of our potential liability regarding Alternate Energy Resources, Inc., a former waste recycling vendor used by our former Walterboro, South Carolina facility and other potential responsible parties.  As of the date hereof, we do not know the amount of our allocated share, if any, of the cost of remediation.  However, we believe our contribution to the remediation of the site, if any, would be approximately 1.083% or less of the volume of waste sent to the facility and we assert that our waste was non-hazardous.

All of our other legal proceedings are of an ordinary and routine nature and are incidental to our operations.  Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business or financial condition or on the results of operations.

Item 1.A.   Risk Factors

There has not been any material changes in risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.      Defaults upon Senior Securities

None

Item 4.      Submission of Matters to a Vote of Security Holders

None

Item 5.      Other Information

None

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc. Registrant

Date: May 6, 2009	By:	/s/ Roderick R. Baty
Roderick R. Baty
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 6, 2009	By:	/s/ James H. Dorton
James H. Dorton
Vice President - Corporate Development and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: May 6, 2009	By:	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.
Vice President and Chief Administrative Officer
(Duly Authorized Officer)

Date: May 6, 2009	By:	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Corporate Controller
(Principal Accounting Officer)