Form 10-Q
period 2009-06-30
NN INC
filed 2009-08-07
CIK 918541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 7, 2009, there were 16,267,924 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.
INDEX

Part I. Financial Information	Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NN, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

Three Months Ended June 30,	Six Months Ended June 30,

(Thousands of Dollars, Except Per Share Data)	2009	2008	2009	2008
Net sales	$57,088	$122,240	$115,009	$243,781
Cost of products sold (exclusive of depreciation and amortization shown separately below)	54,149	97,248	110,203	193,741
Selling, general and administrative	6,419	10,011	13,313	20,220
Depreciation and amortization	5,200	6,387	10,518	12,650
Gain on disposal of assets	(42)	(4,018)	(27)	(4,159)
Restructuring and impairment costs	79	--	672	--
Income (loss) from operations	(8,717)	12,612	(19,670)	21,329

Interest expense	1,848	1,268	2,886	2,810
Reduction of unamortized debt issue cost	--	--	604	--
Other income, net	(5)	(284)	(125)	(419)
Income (loss) before provision (benefit) for income taxes	(10,560)	11,628	(23,035)	18,938
Provision (benefit) for income taxes	2,906	2,455	(45)	4,665
Net income (loss)	(13,466)	9,173	(22,990)	14,273

Other comprehensive income (loss):
Foreign currency translation gain	5,878	1,638	387	11,600
Comprehensive income (loss)	$(7,588)	$10,811	$(22,603)	$25,873

Basic income (loss) per common share:	$(0.83)	$0.58	$(1.41)	$0.90

Weighted average shares outstanding	16,268	15,899	16,268	15,867

Diluted income (loss) per common share:	$(0.83)	$0.57	$(1.41)	$0.89

Weighted average shares outstanding	16,268	16,054	16,268	15,978

Cash dividends per common share	$--	$0.08	$--	$0.16

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$7,060	$11,052
Accounts receivable, net of allowance for doubtful accounts of $718 and $635, respectively	44,267	50,484
Inventories, net	36,028	53,173
Income tax receivable	1,638	2,565
Other current assets	7,719	7,347
Total current assets	96,712	124,621

Property, plant and equipment, net	139,650	145,690
Goodwill, net	9,048	8,908
Intangible assets, net	1,791	2,098
Other assets	2,254	2,723
Total assets	$249,455	$284,040

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,373	$39,415
Accrued salaries, wages and benefits	10,240	12,745
Current maturities of long-term debt	98,838	6,916
Other current liabilities	6,781	4,279
Total current liabilities	142,232	63,355

Deferred tax liabilities	4,126	4,939
Long-term debt, net of current portion	--	90,172
Accrued pension and other	15,743	15,815
Total liabilities	162,101	174,281

Total stockholders’ equity	87,354	109,759

Total liabilities and stockholders’ equity	$249,455	$284,040

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock
(Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehen- sive Income	Total

Balance, January 1, 2009	16,268	$163	$49,524	$35,593	$24,479	$109,759
Net loss	--	--	--	(22,990)	--	(22,990)
Stock option expense	--	--	198	--	--	198
Foreign currency translation gain	--	--	--	--	387	387
Balance, June 30, 2009	16,268	$163	$49,722	$12,603	$24,866	$87,354

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Thousands of Dollars)	2009	2008
Operating Activities:
Net income (loss)	$(22,990)	$14,273
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,518	12,650
Amortization of debt issue costs	438	126
Reduction of unamortized debt issue cost	604	--
Gain on disposal of property, plant and equipment	(27)	(4,159)
Deferred income tax	5,478	(970)
Compensation expense from issuance of restricted stock and incentive stock options	198	645
Non-cash interest and other expenses	78	102
Changes in operating assets and liabilities:
Accounts receivable	5,883	(14,825)
Inventories	17,026	(2,608)
Accounts payable	(12,877)	(739)
Other assets and liabilities	(3,615)	1,795
Net cash provided by operating activities	714	6,290

Investing Activities:
Acquisition of property, plant and equipment	(3,761)	(8,945)
Proceeds from disposals of property, plant and equipment	590	5,780
Net cash used by investing activities	(3,171)	(3,165)

Financing Activities:
Repayment of short-term debt	(574)	(3,839)
Principal payment on capital lease	(25)	(22)
Proceeds from long term debt	2,686	3,286
Proceeds from issuance of stock	--	1,084
Dividends paid	--	(2,545)
Debt issuance cost paid	(3,217)	--
Net cash used by financing activities	(1,130)	(2,036)

Effect of exchange rate changes on cash and cash equivalents	(405)	155

Net Change in Cash and Cash Equivalents	(3,992)	1,244
Cash and Cash Equivalents at Beginning of Period	11,052	13,029
Cash and Cash Equivalents at End of Period	$7,060	$14,273

Supplemental schedule of non-cash investing and financing activities:
Reduced note payable to customer with offsetting reduction to accounts receivable ($411 in 2009 and $797 in 2008) and an increase to interest expense ($50 in 2009 and $102 in 2008)	$361	$695

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. (the “Company”) have not been audited, except that the balance sheet at December 31, 2008 is derived from the Company’s consolidated audited financial statements.  In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three and six month periods ended June 30, 2009 and 2008, the Company’s financial position at June 30, 2009 and December 31, 2008, and the cash flows for the six month periods ended June 30, 2009 and 2008.  These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods.  As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

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

The Company has experienced a significant loss of revenue and has sustained significant losses of income during the global economic downturn that began to impact the Company in the fourth quarter of 2008 and is continuing as of the date of this report.   As a result, the Company has sustained a significant weakening of its financial condition.  Additionally, the Company is dependent on the continued provision of financing from its revolving credit lenders and its fixed rate lender in order to remain solvent.  The lenders have set revised covenant levels that provide little flexibility in the case that the Company’s projections are not met.  Furthermore, our lenders have not yet set covenant levels for the quarter ending June 30, 2010 and these covenants will be set at the discretion of the lenders.  There is a substantial risk that if projections are not achieved, the lenders may not amend the credit agreements, which would accelerate the due date of the loans, putting the Company in default.  We believe that it is unlikely that new lenders could be found to replace the existing lenders in case of an uncured default.  In such situation, the Company would be technically insolvent and would need to seek a recapitalization of the Company.  If such transaction could not be successfully completed, the Company would most likely have to file for protection under bankruptcy laws in the U.S. and other jurisdictions.  Although management believes that fundamental business prospects for the Company are positive, there can be no assurance that the current financial projections can be met or that recapitalization could be achieved.

The results for the three and six month periods ended June 30, 2009 are not necessarily indicative of results for the year ending December 31, 2009 or any other future periods.

Note 2. Restructuring Charges and Other

On November 26, 2008, we announced the closure of our precision steel ball manufacturing facility located in Kilkenny, Ireland.  The closure affected 68 employees and is expected to be completed in 2009.  During the six month period ended June 30, 2009, we recorded restructuring charges of $542 related to site closure costs and relocation of equipment and inventory from this location to other facilities within the Metal Bearing Components Segment.  The following summarizes the 2009 activity related to this closure:

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

	Reserve Balance at 1/01/09	Charges	Paid in 2009	Currency Impacts	Reserve Balance at 06/30/2009
Severance and other employee costs	$2,058	$--	$(1,963)	$(139)	$(44)
Site closure and other associated cost	--	542	(531)	(1)	10
Total	$2,058	$542	$(2,494)	$(140)	$(34)

Included within the severance and other employee cost accrual is a receivable from the Irish government of approximately $174 to reimburse the Company for a portion of the severance cost paid to date.

During the first quarter of 2009, the Hamilton, Ohio plant was closed.  This closure affected 11 employees and $130 in severance and other associated closure cost were incurred during the first quarter of 2009.  Of this amount, $108 was for employee severance cost which was paid out entirely in the second quarter of 2009.

Note 3. Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$12,733	$15,599
Work in process	7,511	10,186
Finished goods	18,091	29,729
Less inventory reserves	(2,307)	(2,341)
	$36,028	$53,173

Inventories on consignment at customer locations as of June 30, 2009 and December 31, 2008 totaled $3,161 and $5,878, respectively.

The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations.  Any costs from excess capacity or under-utilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

Note 4. Net Income (Loss) Per Share
Three months ended June 30,	Six months ended June 30,

(Thousands of Dollars, Except Per Share Data)	2009	2008	2009	2008

Net income (loss)	$(13,466)	$9,173	$(22,990)	$14,273

Weighted average basic shares outstanding	16,268	15,899	16,268	15,867
Effect of dilutive stock options	--	155	--	111
Weighted average dilutive shares outstanding	16,268	16,054	16,268	15,978

Basic net income (loss) per share	$(0.83)	$0.58	$(1.41)	$0.90
Diluted net income (loss) per share	$(0.83)	$0.57	$(1.41)	$0.89

Excluded from the dilutive shares outstanding for the three and six month periods ended June 30, 2009 were 1,416 anti-dilutive options which had exercise prices ranging from $1.30 to $12.62.  Excluded from the dilutive shares outstanding for the three and six month periods ended June 30, 2008 were 421 and 973 anti-dilutive options which had exercise prices ranging from $9.36 to $12.62.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 5. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the “Segment Information” footnote and the “Summary of Significant Accounting Policies and Practices” footnote, respectively, in our annual report on Form 10-K for the fiscal year ended December 31, 2008.  We evaluate segment performance based on segment net income or loss after income taxes.  We account for inter-segment sales and transfers at current market prices.  We did not have any significant inter-segment transactions during the three and six month periods ended June 30, 2009 and 2008.

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Other Reconciling Items	Total

Three Months ended June 30, 2009
Revenues from external customers	$39,627	$11,290	$6,171	$--	$57,088

Segment net loss	(4,928)	(1,520)	(1,412)	(5,606)	(13,466)

Six Months ended June 30, 2009
Revenues from external customers	$78,956	$22,797	$13,256	$--	$115,009

Segment net loss	(11,468)	(2,358)	(2,029)	(7,135)	(22,990)

Total Assets	$193,831	$32,392	$18,304	$4,928	$249,455

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Other Reconciling Items	Total

Three Months ended June 30, 2008
Revenues from external customers	$94,248	$17,188	$10,804	$--	$122,240

Segment net income (loss)	10,537	249	241	(1,854)	9,173

Six Months ended June 30, 2008
Revenues from external customers	$184,688	$36,287	$22,806	$--	$243,781

Segment net income (loss)	16,510	927	515	(3,679)	14,273

Total Assets	$268,676	$54,321	$52,457	$4,049	$379,503

Note 6. Pensions

We have a defined benefit pension plan covering the employees at our Eltmann, Germany facility.  The plan is unfunded.  There were no prior service costs recognized in the three and six months ended June 30, 2009 and 2008.  We incurred $68 and $132 of interest cost during the three and six months ended June 30, 2009 and expect to contribute approximately $280 to the Eltmann, Germany pension plan in 2009.  As of June 30, 2009, approximately $137 of contributions had been made.

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan covering our Pinerolo, Italy employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment.  The table below summarizes the changes to the severance indemnity for the three and six months ended June 30, 2009 and 2008:

Three months ended June 30,	Six months ended June 30,

(In Thousands of Dollars)	2009	2008	2009	2008
Beginning balance	$7,572	$9,085	$8,073	$8,551
Amounts accrued	295	429	536	801
Payments to employees	(175)	(146)	(340)	(366)
Payments to government managed plan	(221)	(227)	(400)	(534)
Currency impacts	479	(21)	81	668
Ending balance	$7,950	$9,120	$7,950	$9,120

Service and Early Retirement Provisions

We have two plans that cover our Veenendaal, The Netherlands employees.  One provides an award for employees who achieve 25 or 40 years of service and the other an award for employees upon retirement.  These plans are both unfunded and the benefits are based on years of service and rate of compensation at the time the award is paid.  The table below summarizes the changes in the two plans combined during the three and six month periods ended June 30, 2009 and 2008.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Three months ended June 30,	Six months ended June 30,

(In Thousands of Dollars)	2009	2008	2009	2008
Beginning balance	$824	$985	$852	$897
Service cost	23	13	34	26
Interest cost	7	15	23	29
Benefits paid	(31)	(73)	(45)	(86)
Currency impacts	51	(4)	10	70
Ending balance	$874	$936	$874	$936

Note 7. New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that are measured at fair value.  SFAS 157 applies whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  The adoption of SFAS 157 for non-financial assets and liabilities was deferred until January 1, 2009.  We prospectively implemented the provisions of SFAS 157 that pertain to non-financial assets and liabilities on January 1, 2009 and this has had no effect on our income from operations, cash flows, and financial condition.

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

In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, "Interim Disclosure about Fair Value of Financial Instruments" ("FSP FAS 107-1 and ABP 28-1").  This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments, " to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.  We have adopted the additional disclosures required by FSP 107-1 within this quarterly report.

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (SFAS) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which is effective for fiscal years ending after December 15, 2009. The new standard expands disclosures for assets held by employer pension and other postretirement benefit plans. FSP SFAS 132(R)-1 will not affect the company’s financial position or results of operations.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires companies, if applicable, to recognize in their financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date. SFAS 165 also states that subsequent events related to conditions that did not exist at the balance sheet date may need to be disclosed.  Finally, SFAS 165 requires the entity to disclose the date through which subsequent events have been evaluated.   SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 during the quarter ended June 30, 2009. The Company’s evaluation of subsequent events is disclosed within Footnote 13 “Commitments and Contingencies”.

Note 8. Long-Term Debt and Short-Term Debt

Long-term debt at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008

Borrowings under our $90,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.31% at June 30, 2009) plus an applicable margin of 4.00%, expiring September 20, 2011.	$70,267	$62,441

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 8.50% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	28,571	34,286

Long term note payable with customer	--	361

Total debt	98,838	97,088

Less current maturities of long-term debt	98,838	6,916

Long-term debt, excluding current maturities of long-term debt	$--	$90,172

The company has reclassified its long-term debt as current for the period ended June 30, 2009 primarily because certain of the financial covenants with the lenders are not yet defined for the period ending June 30, 2010.  The credit agreements were amended in the first quarter of 2009 with a revised set of financial covenants as described below.  At that time, due to the uncertainty in the economy and the global recession, the lenders defined certain of the covenants (i.e., the Capitalization Ratio, the Interest Coverage Ratio, and the Minimum EBITDA) for periods ending June 30, 2010 and after, to be determined in the sole discretion of the lenders, after consultation with the company.  Since the covenant levels are not yet known, the company cannot be assured that it will be in compliance as of June 30, 2010.  Additionally, the existing covenant levels provide limited leeway for unfavorable financial performance.  Therefore, the debt will be shown as current until such time as the definitive covenant levels are determined at a level consistent with our forecasts.

During the first quarter of 2009, we entered into an amended and restated $90,000 revolving credit facility maturing September 2011 with Key Bank as administrative agent.  The amended agreement was entered into to conform the covenants to our current outlook for the next twelve months in this difficult economic cycle.  In addition to the reduction in availability, the interest rate will be LIBOR plus an applicable margin of 4.00%.  The financial and non-financial covenants have been amended to relax certain financial covenants and the facility is now secured by assets of the company in addition to pledges of stock of certain foreign and domestic subsidiaries and guarantees of certain domestic subsidiaries.  Finally, the new agreement places greater restrictions on our usage of cash flows including prohibiting share repurchases, dividends and investments and/or acquisitions without the approval of credit facility participants and until such time as we meet certain earnings and financial covenant levels.  We incurred $2,642 in debt issue cost during the six months ended June 30, 2009 related to the amended and restated facility.  In addition, $143 in unamortized debt issuance costs from the original facility were eliminated during the first quarter of 2009.

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

Effective June 30, 2009, an amendment was added to both the revolving credit facility and the senior note agreement to adjust the capital expenditure limit by excluding $0.9 million of capital projects funded by customer advances and to waive a technicality related to a weekly reporting requirement.

In relation to entering into the amended and restated credit agreements mentioned above, we forecasted reduced levels of revenue and cash flow based on our recent sales levels, current economic conditions, published economic forecasts and input from our major customers.  These forecasts were used to set new financial and operating covenants in our amended credit facilities through March 31, 2010.  However, further deterioration of market conditions and sales levels in excess of our forecasts for revenue and cash flow could result in the Company failing to meet these covenants which could cause a material adverse impact on our liquidity and financial position.  After the credit agreements were amended as discussed above, we were in compliance with all covenants related to the amended and restated $90,000 credit facility and the amended and restated $40,000 senior notes as of June 30, 2009.  We can provide no assurances we will be in compliance with the existing covenants for the remainder of 2009 and the first quarter of 2010.   The specific covenants to which we are subject are disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

Note 9. Goodwill

The changes in the carrying amount of goodwill for the six month period ended June 30, 2009 are as follows:

Goodwill
(In Thousands of Dollars)	Metal Bearing Components Segment
Balance as of January 1, 2009	$8,908
Currency impacts	140
Balance as of June 30, 2009	$9,048

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and more often if circumstances require.  The financial impact, on the remaining reporting unit with a goodwill balance, from the global economic downturn, during the three and six month periods ended June 30, 2009, was consistent with the forecasted results used in testing for impairment at December 31, 2008.  Thus, as of June 30, 2009, there are no further indications of impairment.   However, depending on the severity and the longevity of the future impacts of the global economic downturn, we could have an impairment in goodwill at this reporting unit in the future.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 10.     Intangible assets subject to amortization, net of amortization

(In Thousands of Dollars)	Precision Metal Components Segment	Metal Bearing Components Segment	Total
Balance as of January 1, 2009	$23	$1,175	$1,198
Amortization	(23)	(280)	(303)
Currency impacts	--	(4)	(4)
Balance as of June 30, 2009	$--	$891	$891

Not included in the Precision Metal Components Segment above is an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway.

Within the Metal Bearing Components Segment the intangible asset is a contract intangible.  This intangible asset was subject to amortization over approximately 5 years starting in 2006 and amortization expense was to approximate $500 for each of the five years.  For the three and six months ended June 30, 2009, the amortization expense totaled $143 and $280, and accumulated amortization totaled $1,865 at June 30, 2009.

Note 11.    Stock Compensation

In the three and six month periods ended June 30, 2009 and 2008, approximately $106 and $198 in 2009 and $330 and $645 in 2008, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards.  On March 25, 2009, the Company granted 232,000 options to the non-executive directors, officers and certain other key employees.

The fair value of the options cannot be determined by market value as our options are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes model which relies on certain assumptions to estimate an option's fair value.

The following table provides a reconciliation of option activity for the six month period ended June 30, 2009:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	1,184	$10.76
Granted	232	$1.30
Exercised	--	--
Forfeited or expired	--	--
Outstanding at June30, 2009	1,416	$9.21	6.3	$(10,654	) (1)
Exercisable at June 30, 2009	1,017	$10.78	5.3	$(9,255	) (1)

(1) The negative intrinsic value is the amount by which the exercise price of each individual option grant was greater than the market price of the stock at June 30, 2009.

Note 12.    Provision for Income Taxes

During the second quarter of 2009, based on the recent negative financial performance of our U.S. operations during the global economic downturn, we determined that there is a likelihood the U.S. locations would be unable to generate sufficient profits in the near future to allow realization of existing deferred tax assets.  Consequently, during the quarter, a valuation reserve was placed on the deferred tax assets related to the U.S. operations in the amount of $5,478 for the three and six month periods ended June 30, 2009.  The determination to place a valuation allowance on the tax benefits incurred by our U.S. based operations was made based upon the fact that second quarter and cumulative 2009 results of these entities was much more unfavorable than originally forecasted.  Given the magnitude of the incurred and expected losses from these entities for the remainder of 2009, we determined that it was prudent not to recognize any deferred tax benefits and fully reserve the existing deferred tax assets at June 30, 2009.  If U.S. operations return to a level of profitability sufficient to utilize these deferred tax assets they will used to offset future U.S. based taxable income.  Once we determine that this is more likely than not, a deferred tax benefit will be recognized.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

For the three and six months ended June 30, 2009, the difference between the federal statutory tax rate of 34% and our effective tax rate of negative 28% and 0%, respectively, was mainly due to the valuation allowance placed on deferred taxes at our  U.S. locations as discussed above.   In addition, we did not recognize realized tax benefits at four international locations in which we operate due to existing valuation reserves placed on the tax benefits of these foreign locations.  The tax benefits not recognized due to the foreign valuation allowances totaled $497 and $847, respectively, during the three and six month periods ended June 30, 2009.  We determined, prior to 2009, that it is more likely than not that these locations would be unable to generated sufficient profits in the future to allow realization of the deferred tax assets.  Finally, the effective rate was impacted by non-U.S. based earnings taxed at lower rates.  The statutory and effective income tax rates in many of the foreign countries in which we operate are lower than the U.S. federal rate.

As of June 30, 2009 and for the remainder of 2009, we will only be recognizing taxable benefits from expected losses at two European locations due to valuation allowances placed on expected tax benefits at all other foreign and U.S. operating units.  We do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

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

During the third quarter of 2009, we informed our employees of the Veenendaal plant of our intention to begin a reorganization of the plant’s labor force due to the economic downturn, which could ultimately result in as much as a 25% reduction in employment levels at the plant.  Approximately 60 employee would be impacted if phase one of the reorganization is successful, with a corresponding severance charge of up to $3.0 million expected to be taken in the third quarter of 2009.  As of the date of this report, talks are ongoing and no agreement has been reached regarding this reorganization.

Due to the impacts of the global economic downturn and the resulting reduction in revenue and operating losses, certain of our European subsidiaries may reach a point of technical insolvency or illiquidity over the coming months.  If this occurs, local laws could require the subsidiaries to file for bankruptcy unless the company provides additional support in the form of financial guarantees or unless external funding is secured.  The company believes that in the event of the bankruptcy of any of the European subsidiaries, there could be a temporary disruption of normal product flow to customers, but that it is unlikely that such an event would have a long-term significant impact given the current level of excess capacity within the company’s European plants.

We have evaluated the existence of both recognized and unrecognized subsequent events through the date of issuance of this report, August 7, 2009, and have deemed no adjustments or additional disclosures are necessary.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 14.    Property Plant and Equipment

During the first quarter of 2009, the land and building of the former Hamilton, Ohio Plant of the Precision Metal Components Segment was sold for proceeds of $508, which resulted in no gain or loss from sale.

During the three month period ended June 30, 2008, the Veenendaal, The Netherlands facility (part of the Metal Bearing Components Segment) disposed of excess land with a book value of $1,610 for proceeds of $5,628 and a resulting gain of $4,018 ($2,995, after tax).

Note 15.   Fair Value of Financial Instruments

The fair value of the Company’s fixed rate long-term borrowings is calculated by use of a discounted cash flow analysis factoring in current market borrowing rates for similar types of borrowing arrangements under our credit profile. The current market borrowing rates are Level 2 inputs under the SFAS 157 fair value hierarchy.  The carrying amounts and fair values of the Company’s long-term debt are in the table below:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Variable rate long-term debt	$70,267	$70,267	$62,441	$62,441
Fixed rate long-term debt	$28,571	$27,422	$34,647	$30,188

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under Item 1.A. “Risk Factors.”  There have been no material changes to these risk factors since December 31, 2008 except for the “Potential for default on long-term debt; risk of insolvency” risk discussed below.

Potential for default on long-term debt; risk of insolvency

The Company has experienced a significant loss of revenue and has sustained significant losses of income during the global economic downturn that began to impact the Company in the fourth quarter of 2008 and is continuing as of the date of this report.   As a result, the Company has sustained a significant weakening of its financial condition.  Additionally, the Company is dependent on the continued provision of financing from its revolving credit lenders and its fixed rate lender in order to remain solvent.  The lenders have set revised covenant levels that provide little flexibility in the case that the Company’s projections are not met.  Furthermore, our lenders have not yet set covenant levels for the quarter ending June 30, 2010 and these covenants will be set at the discretion of the lenders.  There is a substantial risk that if projections are not achieved, the lenders may not amend the credit agreements, which would accelerate the due date of the loans, putting the Company in default.  We believe that it is unlikely that new lenders could be found to replace the existing lenders in case of an uncured default.  In such situation, the Company would be technically insolvent and would need to seek a recapitalization of the Company.  If such transaction could not be successfully completed, the Company would most likely have to file for protection under bankruptcy laws in the U.S. and other jurisdictions.  Although management believes that fundamental business prospects for the Company are positive, there can be no assurance that the current financial projections can be met or that recapitalization could be achieved.

Economic Impacts on the three and six month periods ended June 30, 2009

During the three and six month periods ended June 30, 2009, sales were at historically low levels.  Excluding the effects of exchange rates, for the three and six month periods sales were down approximately 50% as compared to the three and six month periods ended June 30, 2008 and sales in both quarters of 2009 were approximately 25% lower than the sales in the fourth quarter of 2008.  We believe that approximately two thirds of our reduction in sales during the first six months of 2009, compared to the first six months of 2008, was related to demand in the end markets we ultimately serve.  In particular in the first half of 2009, our largest customer experienced year over year organic demand reduction of 25% in the divisions to which we sell.

We believe the remainder of the reduction in sales from first half 2008 to first half 2009, approximately one third, was due to reduction in overall inventory levels throughout the supply chain.  In most cases, we are several tiers down the supply chain from the ultimate customer.  Thus, we are affected by our customers’ and their customers’ order patterns.  We believe those companies that are higher in the supply chain have reduced production and order levels to control their inventory balances.   This supply chain inventory reduction has had further negative effect on our production and sales levels.  We refer to this as the “de-stocking effect.”  We are not certain how long this current de-stocking process within the supply chain will last.  Until the excess inventory in the supply chain is reduced, we believe our sales and production levels will be further depressed beyond any reductions in end market demand.

The reduction in sales volume was the main cause of the net losses of $13.5 million and $23.0 million, respectively, during the three and six month periods ended June 30, 2009.  In response to the sales decrease, we focused more aggressively on reducing costs and expenses.  However, a significant portion of our cost structure cannot be reduced in the short term.  In particular, at our manufacturing locations in Western Europe it is very difficult to reduce employment levels in line with reductions in sales and production volumes.  In these locations, we have limited production costs by scheduling the production facilities on rolling shutdowns and by temporarily allowing workers not to report to work under existing government programs.   In addition to the reduction in sales volume, the net income of the three and six month periods ended June 30, 2009 was further impacted by a $5.5 million valuation allowance placed on all US based deferred tax assets and related current year tax benefits from incurred losses.

Results of Operations

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008.

OVERALL RESULTS
	Consolidated NN, Inc.
(In Thousands of Dollars)	2009	2008	Change
Net sales	$57,088	$122,240	$(65,152)
Foreign exchange effects				(3,970)
Volume				(61,086)
Price				(194)
Mix				340
Material inflation pass-through				(242)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	54,149	97,248	(43,099)
Foreign exchange effects				(4,004)
Volume				(38,492)
Cost reduction				(2,609)
Mix				388
Inflation				1,618

Selling, general, and administrative	6,419	10,011	(3,592)
Foreign exchange effects				(533)
Reductions in spending				(3,059)

Depreciation and amortization	5,200	6,387	(1,187)
Foreign exchange effects				(419)
Reduction in expense				(768)

Restructuring and impairment charges	79	--	79
Interest expense, net	1,848	1,268	580
Gain on disposal of assets	(42)	(4,018)	3,976
Other income, net	(5)	(284)	279
Income (loss) before provision (benefits) for income taxes	(10,560)	11,628	(22,188)
Provision (benefit) for income taxes	2,906	2,455	451
Net (loss) income	$(13,466)	$9,173	$(22,639)

Net Sales.  The two thirds of the volume losses were estimated to be due to reduction in end market demand in the markets we serve and an estimated one-third of the volume reduction was due to an overall inventory decrease within the supply chain.  In addition, sales were lower as the values of Euro denominated sales have decreased approximately 13% relative to the U.S. Dollar from the second quarter of 2008.  Changes related to price/mix and material pass through were all normal in nature although such changes had less of an impact given the depressed sales levels.

Cost of Products Sold (exclusive of depreciation and amortization).  The majority of the decreases were due to the same sales volume reductions mentioned above.  However, cost of products sold decreased by only 44% from the second quarter of 2008 versus the sales decrease of 53%.  While many of our production costs adjust with reductions in sales and production, a portion of our production costs is fixed in nature or cannot be reduced without incurring additional significant restructuring costs.  This issue was exacerbated by the $7.7 million reduction in inventory during the quarter which was achieved by keeping production levels lower than sales levels.  Additionally, current production levels are much lower than capacity.  Any costs from under utilization of capacity and fixed production costs are expensed in the period incurred.

The main driver of the fixed component of costs was labor costs at Western European locations.  We actively reduced labor cost considering local and national labor rules and regulations of the countries in which we operate.  In addition, the aforementioned devaluation of the Euro reduced Euro based production costs.  Production costs were further reduced by the effects of planned cost reduction projects.  Despite the lower sales and production levels, we continue to achieve results from planned cost reductions at levels consistent with management expectations.  Finally, cost of product sold increased by the effects of inflation in material and other cost although the inflation levels are much lower than in prior quarters.

Selling, General and Administrative Expenses.  The majority of the reduction was from wage cost reductions.  The wage cost reductions were achieved through a combination of salary cuts ranging from 10% to 20%, elimination of bonuses opportunities for 2009 and employment reductions.  In addition, discretionary expenses were reduced company wide.

Depreciation and Amortization.  These costs were lower due to devaluation of Euro denominated cost relative to the U.S. Dollar which accounted for approximately one third of the decline.  The remainder was due to lower depreciation and amortization from the effects of the year end 2008 impairments and accelerated depreciation of certain intangible assets and fixed assets and due to lower spending on capital expenditures in 2009.

Interest expense.  Interest expense was higher due to increases in the interest rate spread charged on our LIBOR credit facility and our senior notes.  The interest rate was increased upon amending our credit facilities on March 13, 2009.  In addition, we are amortizing $0.3 million more of capitalized loan costs into interest expense each quarter related to the amended loan facilities.

Restructuring and impairment charges.  During the three month period ended June 30, 2009, we incurred $0.1 million of restructuring cost related to the closures of the Kilkenny Plant.  (See Footnote 2 of the Notes to Consolidated Financial Statements.)

Gain on disposal of assets:  The second quarter of 2008 included a gain for sale of excess land at our Veenendaal, The Netherland facility totaling $4.0 million.

Provision for income taxes For the three months ended June 30, 2009, the difference between the federal statutory tax rate of 34% and our effective tax rate of negative 28% was mainly due to the valuation allowance placed on deferred taxes at our U.S. locations of $5.5 million.  The majority of the impact from this valuation allowance was recorded under “Other Reconciling Items” within our segment disclosure  (See Footnotes 5 and 12 of the Notes to Consolidated Financial Statements.)  In addition, we did not recognize realized tax benefits at four international locations in which we operate due to existing valuation reserves placed on the tax benefits of these locations.  Finally, the effective rate was impacted by non-U.S. based earnings taxed at lower rates.  The statutory and effective income tax rates in many of the foreign countries in which we operate are lower than the U.S. federal rate.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended June 30,
	2009	2008	Change

Net sales	$39,627	$94,248	$(54,621)
Foreign exchange effects				(3,970)
Volume				(50,565)
Price				(152)
Mix				241
Material inflation pass-through				(175)

Segment net income (loss)	$(4,928)	$10,537	$(15,465)

The majority of the sales decrease in dollar terms was at our European operations of the segment, although all geographic areas experienced sales reductions ranging from 20% to 62% compared to the second quarter of 2008.   As discussed above, the segment was impact by both lower demand in the industries we serve as well as de-stocking through out the supply chain.  The devaluation of the Euro relative to the U.S. Dollar of 13% further negatively impacted sales.

The segment net loss was impacted primarily by the large reduction in sales volume and the related production inefficiencies and under-utilization of fixed production costs.  The impact of fixed costs and under utilization of production capacity is more pronounced in this segment given that a large portion of our installed capacity is in Western Europe, where it is more difficult to reduce labor cost in line with customer demand.  Partially offsetting these negative effects were reductions in production costs from planned cost reduction projects and reductions in salaries, bonus opportunities, travel, and other discretionary costs.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended June 30,
	2009	2008	Change

Net sales	$11,290	$17,188	$(5,898)
Volume				$(5,895)
Mix				99
Price				(102)
Segment net income (loss)	$(1,520)	$249	$(1,769)

The majority of the decrease was due to much lower U.S. automotive and industrial market demand in the second quarter of 2009.  In addition, sales were negatively impacted by de-stocking within the supply chain.

The reduced sales volume and related production inefficiencies and under utilization of fixed production costs were the main causes of the segment loss in the first quarter 2009. Planned cost reduction projects, net of inflation, and reductions in selling and administration cost partially offset the volume impacts.  Additionally, the segment net loss was higher as tax benefits from losses incurred in 2009 at this segment were not recognized due to valuation allowances being placed on the related deferred tax assets totaling $0.9 million.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended June 30,
	2009	2008	Change

Net sales	$6,171	$10,804	$(4,633)
Volume				(4,627)
Price/Mix				(6)

Segment net income (loss)	$(1,412)	$241	$(1,653)

The volume reduction for this segment was also related to lower U.S. automotive and industrial end market demand and lower customer orders from supply chain de-stocking.

Segment net income was negatively affected by the volume decreases and related costs from under utilization of fixed production cost and manufacturing inefficiencies from such a large decrease in utilized production capacity.  Additionally, the segment net loss was higher as tax benefits from losses incurred in 2009 at this segment were not recognized due to valuation allowances being placed on the related deferred tax assets totaling $0.7 million.

Results of Operations

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008.

OVERALL RESULTS
	Consolidated NN, Inc.
(In Thousands of Dollars)	2009	2008	Change
Net sales	$115,009	$243,781	$(128,772)
Foreign exchange effects				(8,158)
Volume				(122,119)
Price				100
Mix				635
Material inflation pass-through				770

Cost of products sold (exclusive of depreciation and amortization shown separately below)	110,203	193,741	(83,538)
Foreign exchange effects				(8,389)
Volume				(74,572)
Cost reduction				(3,990)
Mix				349
Inflation				3,064

Selling, general, and administrative	13,313	20,220	(6,907)
Foreign exchange effects				(1,001)
Reductions in spending				(5,906)

Depreciation and amortization	10,518	12,650	(2,132)
Foreign exchange effects				(855)
Reduction in expense				(1,277)

Restructuring and impairment charges	672	--	672
Interest expense, net	2,886	2,810	76
(Gain) loss on disposal of assets	(27)	(4,159)	4,132
Reduction of unamortized debt issue cost	604	--	604
Other income, net	(125)	(419)	294
Income (loss) before provision (benefits) for income taxes	(23,035)	18,938	(41,973)
Provision (benefit) for income taxes	(45)	4,665	(4,710)
Net (loss) income	$(22,990)	$14,273	$(37,263)

Net Sales.  The sales levels experienced in the second quarter of 2009 are very similar to those experienced in the first quarter of 2009.  Thus, the estimated two thirds reduction in end market demand and estimated one third de-stocking were the main drivers of the lower sales levels year to date.  Excluding currency effects, second quarter 2009 sales were 3% lower than first quarter 2009 sales due to lower sales volumes into the European and U.S. industrial end markets during the first two months of the quarter.

Cost of Products Sold (exclusive of depreciation and amortization).  The majority of the decrease was due to the same sales volume reductions mentioned above partially offset by planned cost reduction projects, net of inflation.  The cost of products sold as a percentage of sales was slightly less in the second quarter of 2009 versus the first quarter of 2009 due to better second quarter utilization of fixed cost from higher production levels and increased levels of savings on planned cost reduction projects.

Selling, General and Administrative Expenses.  The majority of the reduction was from wage cost reductions.  The wage cost reductions were achieved through a combination of salary cuts ranging from 10% to 20%, elimination of bonuses opportunities for 2009, and headcount reductions.  In addition, discretionary expenses were reduced company wide.

Depreciation and Amortization.  These costs were lower due to devaluation of Euro denominated cost relative to the U.S. Dollar which accounted for approximately 40% of the decline.  The remainder was due to lower depreciation and amortization from the effects of the year end 2008 impairments and accelerated depreciation of certain intangible assets and fixed assets and due to lower spending on capital expenditures in 2009.

Restructuring and impairment charges.  During the three and six month periods ended June 30, 2009, we incurred $0.1 and $0.7 million of restructuring cost related to the closures of the Kilkenny Plant and the Hamilton Plant.  (See Footnote 2 of the Notes to Consolidated Financial Statements.)

Provision for income taxes. For the six months ended June 30, 2009, the difference between the federal statutory tax rate of 34% and our effective tax rate of 0% was mainly due to the valuation allowance placed on deferred taxes at our U.S. locations totaling $5.5 million.  (See Footnote 12 of the Notes to Consolidated Financial Statements.)  In addition, we did not recognize realized tax benefits at four international locations in which we operate due to existing valuation reserves on the tax benefits of these locations.  Finally, the 2009 effective rate was impacted by non-U.S. based earnings taxed at lower rates.  The statutory and effective income tax rates in many of the foreign countries in which we operate are lower than the U.S. federal rate.  The 2008 effective rate was impacted by the one-time benefit of reducing certain deferred tax liabilities at our Italian subsidiary.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Six months ended June 30,
	2009	2008	Change

Net sales	$78,956	$184,688	$(105,732)
Foreign exchange effects				(8,158)
Volume				(100,824)
Price				5
Mix				2,359
Material inflation pass-through				886

Segment net income (loss)	$(11,468)	$16,510	$(27,978)

Similar to the second quarter 2009 comparison to second quarter 2008, the majority of the sales decrease in dollar terms, during the first half of 2009, was in our European operations of the segment, although all geographic areas experienced sales reductions ranging from 29% to 62% compared to the first half of 2008.  Additionally, it is estimated that one third of this segment’s sales were reduced due to de-stocking with in the supply chain of our customers   The devaluation of the Euro relative to the U.S. Dollar of 14% further negatively impacted sales.  The reductions were partially offset by favorable sales mix of higher priced precision ball and roller products and passing through material inflation.

The segment net loss was impacted primarily by the large reduction in sales volume and the related production inefficiencies and under-utilization of fixed production costs.  During the second quarter of 2009, the cost impacts from the production inefficiencies and under-utilization of production capacity were not as  pronounced given higher levels of savings from planned cost reduction projects and increased production experienced during this quarter. Additionally, these negative effects were partially offset by reductions in salaries, bonus opportunities, travel, and other discretionary costs.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Six months ended June 30,
	2009	2008	Change

Net sales	$22,797	$36,287	$(13,490)
Volume				$(11,624)
Mix				(1,764)
Price				(102)

Segment net income (loss)	$(2,358)	$927	$(3,285)

The majority of the decrease was due to much lower U.S. automotive and industrial market demand in the first half of 2009.  In addition, sales were negatively impacted by de-stocking within the supply chain.  Finally, the segment sales were impacted by a greater portion of lower-priced products.

The reduced sales volume and related production inefficiencies and under utilization of fixed production costs were the main causes of the segment loss in the first half of 2009.  Planned cost reduction projects, net of inflation, and reductions in selling and administration cost partially offset the volume impacts.   Additionally, the segment net loss was higher as tax benefits from losses incurred in 2009 at this segment were not recognized due to valuation allowances being placed on the related deferred tax assets totaling $0.9 million.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Six months ended June 30,
	2009	2008	Change

Net sales	$13,256	$22,806	$(9,550)
Volume				(9,670)
Price/Mix				120

Segment net income (loss)	$(2,029)	$515	$(2,544)

The volume reduction for this segment was also related to lower U.S. automotive and industrial end market demand and lower customer orders from supply chain de-stocking.

Segment net income was negatively affected by the volume decreases and related costs from under utilization of fixed production cost and manufacturing inefficiencies.  Additionally, the segment net loss was higher as tax benefits from losses incurred in 2009 at this segment were not recognized due to valuation allowances being placed on the related deferred tax assets totaling $0.7 million.

Changes in Financial Condition

From December 31, 2008 to June 30, 2009, our total assets and current assets decreased $34.6 million and $27.9 million, respectively.  The appreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total assets and current assets to increase approximately $1.7 million and $0.5 million, respectively, from December 31, 2008.  Factoring out the foreign exchange effects, accounts receivable was lower by $6.3 million due to decreased sales volume in the second quarter 2009 from the fourth quarter 2008 and due to timing of certain customer payments.  Inventories were lower by $17.0 million from planned reductions in inventory levels due to the approximately 50% reduction in sales volumes and to maximize cash flow and liquidity.  Factoring out foreign exchange effects, property, plant and equipment decreased $7.0 million as year to date capital spending was lower than depreciation and a building with a net book value of $0.5 million was disposed of in the first quarter of 2009 at no gain or loss.

From December 31, 2008 to June 30, 2009, our total liabilities decreased $12.2 million.  The appreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total liabilities to increase approximately $0.5 million from December 31, 2008.  Factoring out the foreign exchange effects, accounts payable was down $12.9 million due to much lower production and purchasing levels in response to the approximately 50% reduction in product demand in first and second quarters of 2009 and due to timing of payments to certain vendors.  Finally, current liabilities were lower due to the reduction in payroll accruals from lower employment levels and usage of accrued hours and vacation accruals to minimize labor cost.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable, was negative $45.5 million at June 30, 2009 as compared to $61.3 million at December 31, 2008.  The ratio of current assets to current liabilities deceased from 1.97:1 at December 31, 2008 to .68:1 at June 30, 2009.  The decrease in working capital was due primarily to reclassifying $92.8 million of previously classified long-term debt to current liabilities.  (See Note 8 of the Notes to Consolidated Financial Statements).  Excluding the current maturities of long-term debt and cash and cash equivalents, working capital decreased by $10.9 million due to the $6.3 million decrease in accounts receivable balances, the $17.0 million decrease in inventory levels offset by the $12.9 million decrease in accounts payable all discussed above.

Cash flow provided by operations was $0.7 million for 2009 compared with cash flow provided by operations of $6.3 million for 2008.  The unfavorable variance in cash flow from operations was due to the large loss incurred in first half 2009 from the approximately 50% reduction in sales volume.  Partially offsetting this impact was the favorable effects from reducing net working capital in first half of 2009 versus increasing net working capital in the first half of 2008.  The working capital reductions, as discussed above, were in response to the approximately 50% reduction in sales volume and to maintain liquidity during the economic downturn.

Liquidity and Capital Resources

Amounts outstanding under our $90.0 million credit facility and our $40.0 million senior notes as of June 30, 2009 were $70.3 million and $28.6 million, respectively.  See Note 8 of the Notes to Consolidated Financial Statements.  Effective June 30, 2009, an amendment was added to both the revolving credit facility and the senior note agreement to adjust the capital expenditure limit by excluding $0.9 million of capital projects funded by customer advances and to waive a technicality related to a weekly reporting requirement.  After the credit agreements were amended, we were in compliance with all covenants related to the amended and restated $90,000 credit facility and the amended and restated $40,000 senior notes as of June 30, 2009.  We can provide no assurances we will be in compliance with the existing covenants for the remainder of 2009 and the first quarter of 2010. The specific covenants to which we are subject are disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

The company has reclassified its long-term debt as current for the period ended June 30, 2009 primarily because certain of the financial covenants with the lenders are not yet defined for the period ending June 30, 2010.  The credit agreements were amended in the first quarter of 2009 with a revised set of financial covenants as described below.  At that time, due to the uncertainty in the economy and the global recession, the lenders defined certain of the covenants (i.e., the Capitalization Ratio, the Interest Coverage Ratio, and the Minimum EBITDA) for periods ending June 30, 2010 and after, to be determined in the sole discretion of the lenders, after consultation with the company.  Since the covenant levels are not yet known, the company cannot be assured that it will be in compliance as of June 30, 2010.  Additionally, the existing covenant levels provide limited leeway for unfavorable financial performance.  Therefore, the debt will be shown as current until such time as the definitive covenant levels are determined at a level consistent with our forecast.

During the first quarter of 2009, we entered into an amended and restated $90,000 revolving credit facility maturing September 2011 with Key Bank as administrative agent.  The amended agreement was entered into to conform the covenants to our current outlook for the next twelve months in this difficult economic cycle.  In addition to the reduction in availability, the interest rate will be LIBOR plus an applicable margin of 4.00%.  The financial and non-financial covenants have been amended to relax certain financial covenants and the facility is now secured by assets of the company in addition to pledges of stock of certain foreign and domestic subsidiaries and guarantees of certain domestic subsidiaries.  Finally, the new agreement places greater restrictions on our usage of cash flows including prohibiting share repurchases, dividends and investments and/or acquisitions without the approval of credit facility participants and until such time as we meet certain earnings and financial covenant levels.  We incurred $2,642 in debt issue cost during the six months ended June 30, 2009 related to the amended and restated facility.  In addition, $143 in unamortized debt issuance costs from the original facility were eliminated during the first quarter of 2009.

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

In relation to entering into the amended and restated credit agreements mentioned above, we forecasted reduced levels of revenue and cash flow based on our recent sales levels, current economic conditions, published economic forecasts and input from our major customers.  These forecasts were used to set new financial and operating covenants in our amended credit facilities through March 31, 2010.  However, further deterioration of market conditions and sales levels in excess of our forecasts for revenue and cash flow could result in the Company failing to meet these covenants which could cause a material adverse impact on our liquidity and financial position.

Even though we have sufficient availability to borrow under our existing credit agreements at this time, we have experienced a significant loss of revenue and have sustained significant losses of income during the global economic downturn that began to impact the Company in the fourth quarter of 2008 and is continuing as of the date of this report.   As a result, we have sustained a significant weakening of our financial condition.  Additionally, we are dependent on the continued provision of financing from our revolving credit lenders and our fixed rate lender in order to remain solvent.  The lenders have set revised covenant levels that provide little flexibility in the case that our projections are not met.  Furthermore, our lenders have not yet set covenant levels for the quarter ending June 30, 2010 and these covenants will be set at the discretion of the lenders.  There is a substantial risk that if projections are not achieved, the lenders may not amend the credit agreements, which would accelerate the due date of the loans, putting the Company in default.  We believe that it is unlikely that new lenders could be found to replace the existing lenders in case of an uncured default.  In such situation, the Company would be technically insolvent and would need to seek a recapitalization of the Company.  If such transaction could not be successfully completed, the Company would most likely have to file for protection under bankruptcy laws in the U.S. and other jurisdictions.  Although management believes that fundamental business prospects for the company are positive, there can be no assurance that the current financial projections can be met or that recapitalization could be achieved.

Many of our locations use the Euro as their functional currency.  In 2009, the fluctuation of the Euro against the U.S. Dollar unfavorably impacted revenue and increased the value of assets and liabilities.  As of June 30, 2009, no currency hedges were in place.  Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have spent the majority of planned capital expenditures for 2009 totaling $3.7 million as of June 30, 2009, of which $0.9 million was provided by customers to cover the start up of new product lines.  We believe that funds generated from operations, if any, and borrowings from the credit facilities will be sufficient to finance our working capital needs through June 2010.

Seasonality and Fluctuation in Quarterly Results

Historically, our net sales in the Metal Bearing Components Segment have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that have significantly slower production during the month of August.

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in our annual report on Form 10-K for the year ended December 31, 2008, including those policies as discussed in Note 1 to the annual report.  These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits.  There can be no assurance that actual results will not significantly differ from the estimates used in these critical accounting policies.  The only change during the six month period ended June 30, 2009 was adoption of SFAS 157 related to accounting for non-financial assets and liabilities under fair value.  SFAS 157 had no effect on the financial statements for the three and six month periods ended June 30, 2009.

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and more often if circumstances require.  The financial impact, on the remaining reporting unit with a goodwill balance, from the global economic downturn, during the three and six month periods ended June 30, 2009, was consistent with the forecasted results used in testing for impairment at December 31, 2008.  Thus, as of June 30, 2009, there are no further indications of impairment.   However, depending on the severity and the longevity of the future impacts of the global economic downturn, we could have an impairment in goodwill at this reporting unit in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies.  To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks.  We are exposed to changes in interest rates primarily as a result of our borrowing activities.  At June 30, 2009, we had $70.3 million outstanding under our variable rate revolving credit facilities and $28.6 million fixed rate senior notes outstanding.  See Note 8 of the Notes to Consolidated Financial Statements.  At June 30, 2009, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.7 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates.  We did not hold a position in any foreign currency hedging instruments as of June 30, 2009.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of June 30, 2009, the end of the period covered by this quarterly report.

There have been no changes in the fiscal quarter ended June 30, 2009 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A.  Risk Factors

Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under Item 1.A. “Risk Factors.”  There have been no material changes to these risk factors since December 31, 2008 except for the “Potential for default on long-term debt; risk of insolvency” risk discussed below.

Potential for default on long-term debt; risk of insolvency

The Company has experienced a significant loss of revenue and has sustained significant losses of income during the global economic downturn that began to impact the Company in the fourth quarter of 2008 and is continuing as of the date of this report.   As a result, the Company has sustained a significant weakening of its financial condition.  Additionally, the Company is dependent on the continued provision of financing from its revolving credit lenders and its fixed rate lender in order to remain solvent.  The lenders have set revised covenant levels that provide little flexibility in the case that the Company’s projections are not met.  Furthermore, our lenders have not yet set covenant levels for the quarter ending June 30, 2010 and these covenants will be set at the discretion of the lenders.  There is a substantial risk that if projections are not achieved, the lenders may not amend the credit agreements, which would accelerate the due date of the loans, putting the Company in default.  We believe that it is unlikely that new lenders could be found to replace the existing lenders in case of an uncured default.  In such situation, the Company would be technically insolvent and would need to seek a recapitalization of the Company.  If such transaction could not be successfully completed, the Company would most likely have to file for protection under bankruptcy laws in the U.S. and other jurisdictions.  Although management believes that fundamental business prospects for the company are positive, there can be no assurance that the current financial projections can be met or that recapitalization could be achieved.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 21, 2009.  As of March 31, 2009, the record date for the meeting, there were 16,267,924 shares of common stock outstanding and entitled to vote at the meeting. There were present at said meeting, in person or by proxy, stockholders holding 9,667,653  shares of common stock, constituting approximately 59% of the shares of common stock outstanding and entitled to vote, which constituted a quorum.

The first matter voted upon at the meeting was the election of Roderick R. Baty and Robert M. Aiken, Jr. as Class II Directors to serve for three-year terms each.  The vote was 5,026,244 and 4,948,614 For and 4,641,409 and 4,719,039 Withheld for Messrs. Baty and Aiken, respectively.  The nominees were elected to serve until the 2011 Annual Meeting of Stockholders and until their successors are duly elected and qualified

The second matter voted upon at the meeting was the ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.  The vote was 9,512,777 For, 147,334 Against and 7,541 abstentions.

Item 5.  Other Information

None

Item 6.  Exhibits

31.1    Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2    Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1    Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2    Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.

(Registrant

Date: August 7, 2009	/s/ Roderick R. Baty
Roderick R. Baty,
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 7, 2009	/s/ James H. Dorton
James H. Dorton
Vice President - Corporate Development and
Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: August 7, 2009	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.
Vice President and
Chief Administrative Officer
(Duly Authorized Officer)

Date: August 7, 2009	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Corporate Controller
(Principal Accounting Officer)