Form 10-Q
period 2009-09-30
NN INC
filed 2009-11-05
CIK 918541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

As of November 5, 2009, there were 16,267,924 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.
INDEX

		Page No.
Part I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2009 and 2008 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2

	Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3

	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2009 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5

	Notes to Consolidated Financial Statements (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25

Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	25

Part II.	Other Information

Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26

Item 1A.	Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26

Item 3.	Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26

Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26

Item 5.	Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27

Item 6.	Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27

Signatures	. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	28

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NN, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

Three Months Ended September 30,	Nine Months Ended September 30,

(In Thousands of Dollars, Except Per Share Data)	2009	2008	2009	2008
Net sales	$66,110	$104,866	$181,119	$348,647
Cost of products sold (exclusive of depreciation and amortization shown separately below)	58,981	83,784	169,184	277,526
Selling, general and administrative	6,465	9,732	19,779	29,952
Depreciation and amortization	5,255	6,234	15,773	18,884
(Gain) loss on disposal of assets	(13)	6	(41)	(4,153)
Restructuring and impairment costs	4,070	--	4,742	--
Income (loss) from operations	(8,648)	5,110	(28,318)	26,438

Interest expense	1,833	1,259	4,719	4,068
Reduction of unamortized debt issue cost	--	--	604	--
Other income, net	(11)	(391)	(135)	(810)
Income (loss) before provision (benefit) for income taxes	(10,470)	4,242	(33,506)	23,180
Provision (benefit) for income taxes	(1,487)	1,295	(1,532)	5,960
Net income (loss)	(8,983)	2,947	(31,974)	17,220

Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,464	(13,657)	3,851	(2,057)
Comprehensive income (loss)	$(5,519)	$(10,710)	$(28,123)	$15,163

Basic income (loss) per common share:	$(0.55)	$0.18	$(1.97)	$1.08

Weighted average shares outstanding	16,268	16,222	16,268	15,924

Diluted income (loss) per common share:	$(0.55)	$0.18	$(1.97)	$1.08

Weighted average shares outstanding	16,268	16,391	16,268	15,996

Cash dividends per common share	$--	$0.08	$--	$0.24

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In Thousands of Dollars)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$11,540	$11,052
Accounts receivable, net of allowance for doubtful accounts of $556 and $635, respectively	46,804	50,484
Inventories, net	33,445	53,173
Income tax receivable	2,950	2,565
Other current assets	6,656	7,347
Total current assets	101,395	124,621

Property, plant and equipment, net	137,728	145,690
Goodwill, net	9,478	8,908
Intangible assets, net	1,670	2,098
Other assets	2,429	2,723
Total assets	$252,700	$284,040

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,544	$39,415
Accrued salaries, wages and benefits	15,207	12,745
Current maturities of long-term debt	94,034	6,916
Other current liabilities	8,294	4,279
Total current liabilities	150,079	63,355

Deferred tax liabilities	4,374	4,939
Long-term debt, net of current portion	--	90,172
Accrued pension and other	16,341	15,815
Total liabilities	170,794	174,281

Total stockholders’ equity	81,906	109,759

Total liabilities and stockholders’ equity	$252,700	$284,040

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock
(In Thousands of Dollars and Shares)	Number of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2009	16,268	$163	$49,524	$35,593	$24,479	$109,759
Net loss	--	--	--	(31,974)	--	(31,974)
Stock option expense	--	--	270	--	--	270
Foreign currency translation gain	--	--	--	--	3,851	3,851
Balance, September 30, 2009	16,268	$163	$49,794	$3,619	$28,330	$81,906

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In Thousands of Dollars)	2009	2008
Operating Activities:
Net income (loss)	$(31,974)	$17,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,773	18,884
Amortization of debt issue costs	787	181
Reduction of unamortized debt issue cost	604	--
Gain on disposal of property, plant and equipment	(41)	(4,153)
Restructuring charges	3,924	--
Deferred income tax	5,289	(970)
Compensation expense from issuance of restricted stock and incentive stock options	270	891
Non-cash interest and other expenses	89	147
Changes in operating assets and liabilities:
Accounts receivable	4,152	(5,675)
Inventories	20,206	(7,407)
Accounts payable	(7,686)	(10,337)
Other assets and liabilities	(1,843)	3,231
Net cash provided by operating activities	9,550	12,012

Investing Activities:
Acquisition of property, plant and equipment	(3,968)	(13,776)
Proceeds from disposals of property, plant and equipment	529	5,780
Net cash used by investing activities	(3,439)	(7,996)

Financing Activities:
Repayment of short-term debt	(2,693)	(4,876)
Principal payment on capital lease	(38)	(34)
Proceeds from long term debt	--	4,286
Proceeds from issuance of stock	--	3,862
Dividends paid	--	(3,848)
Debt issuance cost paid	(3,293)	--
Net cash used by financing activities	(6,024)	(610)

Effect of exchange rate changes on cash and cash equivalents	401	(1,323)

Net Change in Cash and Cash Equivalents	488	2,083
Cash and Cash Equivalents at Beginning of Period	11,052	13,029
Cash and Cash Equivalents at End of Period	$11,540	$15,112

Supplemental schedule of non-cash investing and financing activities:
Reduced note payable to customer with offsetting reduction to accounts receivable ($411 in 2009 and $1,149 in 2008) and an increase to interest expense ($50 in 2009 and $147 in 2008)	$361	$1,002

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. have not been audited, except that the balance sheet at December 31, 2008 is derived from the Company’s consolidated audited financial statements.  In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three and nine month periods ended September 30, 2009 and 2008, the Company’s financial position at September 30, 2009 and December 31, 2008, and the cash flows for the nine month periods ended September 30, 2009 and 2008.  These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods.  As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

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

The Company has experienced a significant loss of revenue and has sustained significant loss of income during the global economic recession that began to impact the Company in the fourth quarter of 2008 and is continuing as of the date of this report.   As a result, the Company has sustained a significant weakening of its financial condition.  Additionally, the Company is dependent on the continued provision of financing from its revolving credit lenders and its fixed rate lender in order to remain solvent.  The lenders have set revised covenant levels that provide little flexibility in the case that the Company’s projections are not met (although at the date of this report we are in compliance with all such covenants).  Furthermore, our lenders have not yet set covenant levels for quarters ending after March 31, 2010 and these covenants will be set at the discretion of the lenders.  There is a substantial risk that if projections are not achieved, the lenders may not amend the credit agreements, which would accelerate the due date of the loans, putting the Company in default.  We believe that it is unlikely that new lenders could be found to replace the existing lenders in case of an uncured default.  In such situation, the Company would be technically insolvent and would need to seek a recapitalization of the Company.  If such transaction could not be successfully completed, the Company would most likely have to file for protection under bankruptcy laws in the U.S. and other jurisdictions.  Although management believes that fundamental business prospects for the Company are positive, there can be no assurance that the current financial projections can be met or that recapitalization could be achieved.

The results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of results for the year ending December 31, 2009 or any other future periods.

Note 2. Restructuring Charges and Other

On November 26, 2008, we announced the closure of our precision steel ball manufacturing facility located in Kilkenny, Ireland.  The closure affected 68 employees and was completed in 2009.  During the three and nine month period ended September 30, 2009, we recorded restructuring charges of $119 and $662 related to site closure costs and relocation of equipment and inventory from this location to other facilities within the Metal Bearing Components Segment.  Included within the severance and other employee cost accrual is a receivable from the Irish government of approximately $180 to reimburse the Company for a portion of the severance cost paid to date.

During the first quarter of 2009, the Hamilton, Ohio plant was closed.  This closure affected 11 employees and $130 in severance and other associated closure costs were incurred during the first quarter of 2009.  Of this amount, $108 was for employee severance cost which was paid in the second quarter of 2009.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

During the third quarter of 2009, we informed our employees of the Veenendaal plant of our intention to begin a reorganization of the plant’s labor force due to the economic downturn.  As of September 30, 2009, we accrued for severance cost of $3,924 ($2,924 after tax) which covers the elimination of 56 permanent positions or 18% of the workforce.  It is expected the majority of the severance cost will be paid out during the fourth quarter of 2009 and first quarter of 2010.

The following table summarizes the 2009 activity related to the three restructuring programs discussed above:

(In Thousands of Dollars)	Reserve Balance at 1/01/09	Charges	Paid in 2009	Currency Impacts	Reserve Balance at 09/30/2009
Severance and other employee costs	$2,058	$4,058	$(2,134)	$(141)	$3,841
Site closure and other associated cost	--	684	(684)	--	--
Total	$2,058	$4,742	$(2,818)	$(141)	$3,841

The Severance and other employee cost are reported within the Accrued salaries, wages and benefits line of the Condensed Consolidated Balance Sheets.

Note 3. Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$11,194	$15,599
Work in process	8,074	10,186
Finished goods	16,432	29,729
Less inventory reserves	(2,255)	(2,341)
	$33,445	$53,173

Inventories on consignment at customer locations as of September 30, 2009 and December 31, 2008 totaled $3,355 and $5,878, respectively.

The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations.  Any costs from excess capacity or under-utilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 4. Net Income (Loss) Per Share
Three months ended September 30,	Nine months ended September 30,
(In Thousands of Dollars, Except Per Share Data)	2009	2008	2009	2008

Net income (loss)	$(8,983)	$2,947	$(31,974)	$17,220

Weighted average basic shares outstanding	16,268	16,222	16,268	15,924
Effect of dilutive stock options	--	169	--	72
Weighted average dilutive shares outstanding	16,268	16,391	16,268	15,996

Basic net income (loss) per share	$(0.55)	$0.18	$(1.97)	$1.08
Diluted net income (loss) per share	$(0.55)	$0.18	$(1.97)	$1.08

Excluded from the dilutive shares outstanding for the three and nine month periods ended September 30, 2009 were 1,399 anti-dilutive options which had exercise prices ranging from $1.30 to $12.62.  Excluded from the dilutive shares outstanding for the three and nine month periods ended September 30, 2008 were 0 and 394 anti-dilutive options which had exercise prices ranging from $11.69 to $12.62.

Note 5. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the “Segment Information” note and the “Summary of Significant Accounting Policies and Practices” note, respectively, in our annual report on Form 10-K for the fiscal year ended December 31, 2008.  We evaluate segment performance based on segment net income or loss after income taxes.  We account for inter-segment sales and transfers at current market prices.  We did not have any significant inter-segment transactions during the three and nine month periods ended September 30, 2009 and 2008.

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Other Reconciling Items	Total

Three Months ended September 30, 2009
Revenues from external customers	$46,681	$11,014	$8,415	$--	$66,110

Segment net loss	$(5,189)	$(1,106)	$(338)	$(2,350)	$(8,983)

Nine Months ended September 30, 2009
Revenues from external customers	$125,637	$33,811	$21,671	$--	$181,119

Segment net loss	$(16,657)	$(3,464)	$(2,367)	$(9,486)	$(31,974)

Total Assets	$199,057	$30,490	$18,411	$4,742	$252,700

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Other Reconciling Items	Total

Three Months ended September 30, 2008
Revenues from external customers	$80,707	$15,166	$8,993	$--	$104,866

Segment net income (loss)	$5,137	$(150)	$(338)	$(1,702)	$2,947

Nine Months ended September 30, 2008
Revenues from external customers	$265,457	$51,453	$31,737	$--	$348,647

Segment net income (loss)	$21,647	$776	$176	$(5,379)	$17,220

Total Assets	$244,972	$51,859	$50,592	$6,951	$354,374

Note 6. Pensions

We have a defined benefit pension plan covering the employees at our Eltmann, Germany facility.  The plan is unfunded.  There were no prior service costs recognized in the three and nine months ended September 30, 2009 and 2008.  We incurred $71 and $203 of interest cost during the three and nine months ended September 30, 2009 and expect to contribute approximately $280 to the Eltmann, Germany pension plan in 2009.  As of September 30, 2009, approximately $206 of contributions had been made.

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan covering our Pinerolo, Italy employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment.  The table below summarizes the changes to the severance indemnity for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
(In Thousands of Dollars)	2009	2008	2009	2008
Beginning balance	$7,950	$9,120	$8,073	$8,551
Amounts accrued	254	25	790	826
Payments to employees	(26)	(18)	(366)	(384)
Payments to government managed plan	(178)	141	(578)	(393)
Currency impacts	298	(978)	379	(310)
Ending balance	$8,298	$8,290	$8,298	$8,290

Service and Early Retirement Provisions

We have two plans that cover our Veenendaal, The Netherlands employees.  One provides an award for employees who achieve 25 or 40 years of service and the other is an award for employees upon retirement.  These plans are both unfunded and the benefits are based on years of service and rate of compensation at the time the award is paid.  The table below summarizes the changes in the two plans combined during the three and nine month periods ended September 30, 2009 and 2008.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Three months ended September 30,	Nine months ended September 30,
(In Thousands of Dollars)	2009	2008	2009	2008
Beginning balance	$874	$936	$852	$897
Service cost	67	12	101	38
Interest cost	12	15	35	44
Benefits paid	(38)	(22)	(83)	(108)
Currency impacts	35	(100)	45	(30)
Ending balance	$950	$841	$950	$841

Note 7. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued authoritative guidance (Topic 820 within the Accounting Standards Codification) on how to measure assets and liabilities that are measured at fair value.  The authoritative guidance applies whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  The adoption for non-financial assets and liabilities was deferred until January 1, 2009.  We prospectively implemented the provisions of this authoritative guidance that pertain to non-financial assets and liabilities on January 1, 2009 and this has had no effect on our income from operations, cash flows, and financial condition.

In December 2007, the FASB revised the authoritative guidance for business combinations (Topic 805 within the Accounting Standards Codification).  The revised guidance retains the fundamental requirement that the acquisition method of accounting be used for all business combinations.  However, the following changes are included in the revised guidance:  an acquirer will record 100% of assets and liabilities of acquired business, including goodwill, at fair value, regardless of the level of interest acquired; certain contingent assets and liabilities will be recognized at fair value at the acquisition date; contingent consideration will be recognized at fair value on the acquisition date with changes in fair value to be recognized in earnings upon settlement; acquisition-related transaction and restructuring costs will be expensed as incurred; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and when making adjustments to finalize preliminary accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date.  The revised guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The revised guidance did not have an impact on our consolidated financial statements as of January 1, 2009, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of the acquisitions, if any, consummated after January 1, 2009.

In April 2009, the FASB issued revised authoritative guidance for  interim disclosures of financial instruments under fair value (Topic 820 within the Accounting Standards Codification)  to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements, including summarized financial information at interim reporting periods. This revised guidance was effective for interim reporting periods ending after June 15, 2009.  We have adopted the additional required disclosures within this quarterly report.

In December 2008, the FASB issued revised authoritative guidance regarding employers’ disclosures about postretirement benefit plan assets, (Topic 715 within the Accounting Standards Codification) which is effective for fiscal years ending after December 15, 2009. The new standard expands disclosures for assets held by employer pension and other postretirement benefit plans. This revised guidance will not affect the Company’s financial position or results of operations.

On May 28, 2009, the FASB issued authoritative guidance that requires companies, if applicable, to recognize in their financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date (Topic 855 within the Accounting Standards Codification).  Furthermore, subsequent events related to conditions that did not exist at the balance sheet date may need to be disclosed.  Finally, the entity is required to disclose the date through which subsequent events have been evaluated.   The authoritative guidance was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The Company adopted the provisions during the quarter ended June 30, 2009. The Company’s evaluation of subsequent events is disclosed within Footnote 13 “Commitments and Contingencies”.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 8. Long-Term Debt and Short-Term Debt

Long-term debt at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008

Borrowings under our $90,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.29% at September 30, 2009) plus an applicable margin of 4.00%, expiring September 20, 2011.	$65,463	$62,441

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 8.50% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	28,571	34,286

Long term note payable with customer	--	361

Total debt	94,034	97,088

Less current maturities of long-term debt	94,034	6,916

Long-term debt, excluding current maturities of long-term debt	$--	$90,172

The Company has reclassified its long-term debt as a current liability as of June 30, 2009 primarily because certain of the financial covenants with the lenders are not yet defined for the period ending June 30, 2010 and thereafter.  The credit agreements were amended in the first quarter of 2009 with a revised set of financial covenants as described below.  At that time, due to the uncertainty in the economy and the global recession, the lenders defined certain of the covenants (i.e., the Capitalization Ratio, the Interest Coverage Ratio, and the Minimum EBITDA) for periods ending June 30, 2010 and after, to be determined in the sole discretion of the lenders, after consultation with the Company.  Since the covenant levels are not yet known, the Company cannot be assured that it will be in compliance as of June 30, 2010.  Additionally, the existing covenant levels provide limited leeway for unfavorable financial performance.  Therefore, the debt will be shown as a current liability until such time as the definitive covenant levels are determined at a level consistent with our forecasts.  We expect covenants covering the remainder of 2010 through March 2011 to be set during the first quarter of 2010 prior to the filing of our annual report on Form 10-K.

During the first quarter of 2009, we entered into an amended and restated $90,000 revolving credit facility maturing September, 2011, with Key Bank as administrative agent.  The amended agreement was entered into to conform the covenants to our current outlook for the next twelve months in this difficult economic cycle.  In addition to the reduction in availability (from $135,000 to $90,000), the interest rate will be LIBOR plus an applicable margin of 4.00%.  The financial and non-financial covenants have been amended to relax certain financial covenants and the facility is now secured by assets of the Company in addition to pledges of stock of certain foreign and domestic subsidiaries and guarantees of certain subsidiaries.  Finally, the new agreement places greater restrictions on our usage of cash flows including prohibiting share repurchases, dividends and investments and/or acquisitions without the approval of lenders and until such time as we meet certain earnings and financial covenant levels.  We incurred $2,718 in debt issue cost during the nine months ended September 30, 2009 related to the amended and restated facility.  In addition, $143 in unamortized debt issuance costs from the original facility were eliminated during the first quarter of 2009.

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

Effective June 30, 2009, an amendment was added to both the revolving credit facility and the senior note agreement to adjust the capital expenditure limit by excluding $934 of capital projects funded by customer advances and to waive a technicality related to a weekly reporting requirement.

In relation to entering into the amended and restated credit agreements mentioned above, we forecasted reduced levels of revenue and cash flow based on our recent sales levels, current economic conditions, published economic forecasts and input from our major customers.  These forecasts were used to set new financial and operating covenants in our amended credit facilities through March 31, 2010.  However, further deterioration of market conditions and sales levels in excess of our forecasts for revenue and cash flow could result in the Company failing to meet these covenants, which could cause a material adverse impact on our liquidity and financial position.  After the credit agreements were amended as discussed above, we were in compliance with all covenants related to the amended and restated $90,000 credit facility and the amended and restated $40,000 senior notes as of September 30, 2009.  We can provide no assurances we will be in compliance with the existing covenants for the remainder of 2009 and the first quarter of 2010.   The specific covenants to which we are subject, and the actual results achieved for the periods ended September 30, 2009 are stated below.

        (In Thousands of Dollars)
Financial Covenants	Required Covenant Level	Actual Covenant Level
Funded indebtedness to capitalization ratio	Not to exceed 0.60 to 1.00	0.54 to 1.00
Minimum EBITDA	EBITDA shall not be less than $(5,614) for the most recent four fiscal quarters	($4,687)
Capital expenditures	Not to exceed $3,500 (excluding $935 of capital projects funded by customer advances)	$3,316

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited

Note 9. Goodwill

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2009 are as follows:

Goodwill

(In Thousands of Dollars)	Metal Bearing Components Segment
Balance as of January 1, 2009	$ 8,908
Currency impacts	570
Balance as of September 30, 2009	$ 9,478

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and more often if circumstances require.  During the three and nine month periods ended September 30, 2009, the financial impact from the global economic recession on the remaining reporting unit with a goodwill balance was consistent with the forecasted results used in testing for impairment at December 31, 2008.  Thus, as of September 30, 2009, there are no further indications of impairment.   However, depending on the severity and the longevity of the future impacts of the global economic recession, we could have an impairment in goodwill at this reporting unit in the future.

Note 10.     Intangible assets subject to amortization, net of amortization

(In Thousands of Dollars)	Precision Metal Components Segment	Metal Bearing Components Segment	Total
Balance as of January 1, 2009	$23	$1,175	$1,198
Amortization	(23)	(431)	(454)
Currency impacts	--	26	26
Balance as of September 30, 2009	$--	$770	$770

Not included in the Precision Metal Components Segment above is an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway.

Within the Metal Bearing Components Segment, the intangible asset is a contract intangible.  This intangible asset was subject to amortization over approximately 5 years starting in 2006 and amortization expense was to approximate $500 for each of the five years.  For the three and nine months ended September 30, 2009, the amortization expense totaled $151 and $431, and accumulated amortization totaled $2,016 at September 30, 2009.

Note 11.    Stock Compensation

In the three and nine month periods ended September 30, 2009 and 2008, approximately $72 and $270 in 2009 and $246 and $891 in 2008, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards.  On March 25, 2009, the Company granted 232,000 options to non-executive directors, officers and certain other key employees.

The fair value of the options cannot be determined by market value, as our options are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes model which relies on certain assumptions to estimate an option's fair value.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited

The following table provides a reconciliation of option activity for the nine month period ended September 30, 2009:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	1,184	$10.76
Granted	232	$1.30
Exercised	--	--
Forfeited or expired	(17)	$5.94
Outstanding at September 30, 2009	1,399	$9.24	6.1	$(6,442	) (1)
Exercisable at September 30, 2009	1,039	$10.88	5.1	$(6,483	) (1)

(1) The negative intrinsic value is the amount by which the exercise price of each individual option grant was greater than the market price of the stock at September 30, 2009.

Note 12.    Provision for Income Taxes

During the second quarter of 2009, based on the recent negative financial performance of our U.S. operations during the global economic recession, we determined that there is a likelihood the U.S. locations would be unable to generate sufficient profits in the near future to allow realization of existing deferred tax assets.  Consequently, during the second quarter, a valuation reserve was placed on the deferred tax assets related to the U.S. operations in the amount of $5,478 that increased to $6,215 as of September 30, 2009.  The determination to place a valuation allowance on the tax benefits incurred by our U.S. based operations was made based upon the fact that second quarter and cumulative 2009 results of these entities were much more unfavorable than originally forecasted.  Given the magnitude of the incurred and expected losses from these entities for the remainder of 2009, we determined that it was prudent not to recognize any deferred tax benefits and fully reserve the existing deferred tax assets at June 30, 2009.  If U.S. operations return to a level of profitability sufficient to utilize these deferred tax assets, they will used to offset future U.S. based taxable income.  Once we determine that this is more likely than not, a deferred tax benefit will be recognized.

For the three and nine months ended September 30, 2009, the difference between the U.S. federal statutory tax rate of 34% and our effective tax rate of 14% and 5%, respectively, was mainly due to the valuation allowance placed on deferred taxes at our  U.S. locations as discussed above.   In addition, we did not recognize tax benefits at four international locations in which we operate.  As, prior to 2009, valuation allowances were placed on the net deferred tax assets at these foreign locations.  Finally, the effective rate was impacted by non-U.S. based earnings taxed at lower rates.  The statutory and effective income tax rates in many of the foreign countries in which we operate are lower than the U.S. federal rate.  The table below summarizes the impacts on the effective tax rate for the three and nine month periods ended September 30, 2009.

(In Thousands of Dollars)	Three Months ended September 30, 2009	Nine Months ended September 30, 2009

Income tax benefit at the federal statutory rate of 34%	$(3,560)	$(11,392)
Applied U.S. valuation allowance	737	6,215
Increase in foreign valuation allowance	430	1,277
Non-U.S. earnings taxed at lower rates	689	2,260
Other differences	217	108

Benefit for income taxes	$(1,487)	$(1,532)

As of September 30, 2009 and for the remainder of 2009, we will only recognize taxable benefits from expected losses at two European locations due to valuation allowances placed on expected tax benefits at all other foreign and U.S. operating units.  We do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited
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

Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our Eltmann, Germany Plant  may reach a point of technical insolvency or illiquidity during the fourth quarter of 2009 or the first quarter of 2010.  If this occurs, local laws could require the subsidiary to file for bankruptcy unless the Company provides additional support in the form of financial guarantees or additional funding of operations.  If the Eltmann Plant files for bankruptcy, the Company could potentially lose the value of the net assets of Eltmann of approximately $700 at September 30, 2009.  The Company believes that in the event of bankruptcy, there could be a temporary disruption of normal product flow to customers, but that it is unlikely that such an event would have a long-term significant impact given the current level of excess capacity within the Company’s European plants.

We have evaluated the existence of both recognized and unrecognized subsequent events through the date of issuance of this report, November 5, 2009, and have deemed no adjustments or additional disclosures are necessary.

Note 14.    Property Plant and Equipment

During the first quarter of 2009, the land and building of the former Hamilton, Ohio Plant of the Precision Metal Components Segment was sold for proceeds of $508, which resulted in no gain or loss from sale.

During the three month period ended September 30, 2008, the Veenendaal, The Netherlands facility (part of the Metal Bearing Components Segment) disposed of excess land with a book value of $1,610 for proceeds of $5,628 and a resulting gain of $4,018 ($2,995 after tax).

Note 15.   Fair Value of Financial Instruments

The fair value of the Company’s fixed rate long-term borrowings is calculated by use of a discounted cash flow analysis factoring in current market borrowing rates for similar types of borrowing arrangements under our credit profile. The current market borrowing rates are Level 2 inputs under the fair value hierarchy as defined in Topic 820 of the Accounting Standard Codification.  The carrying amounts and fair values of the Company’s long-term debt are in the table below:

	September 30, 2009		December 31, 2008
(In Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Variable rate short-term debt	$65,463	$65,463	$62,441	$62,441
Fixed rate short-term debt	$28,571	$28,670	$34,647	$30,188

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

Potential for default on long-term debt; risk of insolvency

The Company has experienced a significant loss of revenue and has sustained significant losses of income during the global economic recession that began to impact the Company in the fourth quarter of 2008 and is continuing as of the date of this report.   As a result, the Company has sustained a significant weakening of its financial condition.  Additionally, the Company is dependent on the continued provision of financing from its revolving credit lenders and its fixed rate lender in order to remain solvent.  The lenders have set revised covenant levels that provide little flexibility in the case that the Company’s projections are not met.  Furthermore, our lenders have not yet set covenant levels for the quarter ending June 30, 2010, and thereafter, and these covenants will be set at the discretion of the lenders.  There is a substantial risk that if projections are not achieved, the lenders may not amend the credit agreements, which would accelerate the due date of the loans, putting the Company in default.  We believe that it is unlikely that new lenders could be found to replace the existing lenders in case of an uncured default.  In such situation, the Company would be technically insolvent and would need to seek a recapitalization of the Company.  If such transaction could not be successfully completed, the Company would most likely have to file for protection under bankruptcy laws in the U.S. and other jurisdictions.  Although management believes that fundamental business prospects for the Company are positive, there can be no assurance that the current financial projections can be met or that recapitalization could be achieved.

Economic Impacts on the three and nine month periods ended September 30, 2009

During the three month period ended September 30, 2009, sales showed some improvement from the dramatic reductions witnessed in the first two quarters of 2009 due to the worldwide recession.  Sales increased 13% during the third quarter of 2009 from the second quarter of 2009, excluding the effects of exchange rates.  For the three month period ended September 30, 2009, sales were down approximately 35% compared to the three month period ended September 30, 2008 and were approximately 17% lower than the sales in the fourth quarter of 2008, excluding the effects of exchange rates.  During the first half of 2009, sales were down 50% from the corresponding prior year period.

We believe the increase in sales that occurred during the third quarter of 2009, from sales levels experienced in the first half of 2009, was due both to customers adopting more normalized ordering patterns and increased demand in the end markets we serve.  It is unclear what portion of the increase was due to ordering patterns versus demand.  We believe during 2009, demand for our products has decreased more than actual demand in the end markets we serve.  We refer to this as the “de-stocking effect” and believe it is due to reduction in overall inventory levels throughout the supply chain.  In most cases, we are several tiers down the supply chain from the ultimate customer.  Thus, we are affected by our customers’ and their customers’ order patterns.  We believe those companies that are higher in the supply chain have reduced production and order levels to control their inventory balances.  We are not certain how long this current de-stocking process within the supply chain will last or even if, during the current quarter, it has begun to be replaced by more normalized ordering patterns.  Until the excess inventory in the supply chain is removed, we believe our sales and production levels will continue to be depressed beyond any reductions in end market demand.

The reduction in sales volume was the main cause of the net losses of $9.0 million and $32.0 million, respectively, during the three and nine month periods ended September 30, 2009.  In response to the sales decrease, we focused more aggressively on reducing costs and expenses.  However, a significant portion of our cost structure cannot be reduced in the short term.  In particular, at our manufacturing locations in Western Europe, it is very difficult to reduce employment levels in line with reductions in sales and production volumes.  In these locations, we have limited production costs by scheduling the production facilities on rolling shutdowns and by temporarily allowing workers to not report to work under existing government programs.   In addition to the reduction in sales volume, the net income of the three and nine month periods ended September 30, 2009 was further impacted by a $6.2 million valuation allowance placed on, and effectively eliminating, all U.S. based deferred tax assets and related current year tax benefits from incurred losses.  Finally, the three and nine month periods were negatively impacted by the restructuring charge taken at out Veenendaal Plant totaling $3.9 million ($2.9 million after tax).

Results of Operations

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008.

OVERALL RESULTS

	NN, Inc.
(In Thousands of Dollars)	2009	2008	Change
Net sales	$66,110	$104,866	$(38,756)
Foreign exchange effects				(1,630)
Volume				(34,631)
Price				(119)
Mix				(957)
Material inflation pass-through				(1,419)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	58,981	83,784	(24,803)
Foreign exchange effects				(1,539)
Volume				(20,498)
Cost reduction				(2,694)
Mix				(165)
Inflation				93

Selling, general, and administrative	6,465	9,732	(3,267)
Foreign exchange effects				(148)
Reductions in spending				(3,119)

Depreciation and amortization	5,255	6,234	(979)
Foreign exchange effects				(152)
Reduction in expense				(827)

Restructuring and impairment charges	4,070	--	4,070
Interest expense, net	1,833	1,259	574
(Gain) loss on disposal of assets	(13)	6	(19)
Other income, net	(11)	(391)	380
Income (loss) before provision (benefits) for income taxes	(10,470)	4,242	(14,712)
Provision (benefit) for income taxes	(1,487)	1,295	(2,782)
Net (loss) income	$(8,983)	$2,947	$(11,930)

Net Sales.  The volume losses were due to reductions in end market demand in the markets we serve and due to a reduction in overall inventory within the supply chain as discussed above.  In addition, sales were lower as the value of Euro denominated sales has decreased approximately 3% relative to the U.S. Dollar from the third quarter of 2008.  Changes related to price/mix were all normal in nature although such changes had less of an impact given the depressed sales levels.  The impact on sales from material pass through was negative as material prices have decreased since 2008 and these are being passed to our contractual customers.

Cost of Products Sold (exclusive of depreciation and amortization).  The majority of the decreases were due to the same sales volume reductions mentioned above.  In addition, the aforementioned devaluation of the Euro reduced Euro based production costs relative to the U.S. Dollar.

While many of our production costs adjust with reductions in sales and production, a portion of our production costs are fixed in nature or cannot be reduced without incurring additional significant restructuring costs.  Additionally, current production levels are much lower than our capacity.  Any costs from under-utilization of capacity and fixed production costs are expensed in the period incurred.  The main driver of the fixed component of costs was labor cost at our Western European manufacturing locations.  We actively reduced labor costs where possible considering local and national labor rules and regulations of the countries in which we operate.  Production costs were further reduced by the effects of planned cost reduction projects.  Despite the lower sales and production levels, we continue to achieve results from planned cost reductions at levels consistent with management expectations.

Returning to a historically normal profitability range wherein cost of products sold is approximately 80% of sales will depend completely upon sales volumes returning to normalized levels.  The very large reductions in sales due to the global recession has lead to cost of products sold being a higher percentage of sales than normal.   As sales increase, we will be better able to leverage our existing fixed cost base, as discussed above, thus reducing cost of products sold as a percentage of sales.

Selling, General and Administrative Expenses.  The majority of the reduction in selling, general and administrative expense was from wage cost reductions.  The wage cost reductions were achieved through a combination of salary cuts ranging from 10% to 20%, elimination of bonuses opportunities for 2009 and employment reductions.  In addition, discretionary expenses were reduced company wide.

Depreciation and Amortization.  The reduction in depreciation and amortization was due to lower depreciation and amortization from the effects of the year end 2008 impairments and accelerated depreciation of certain intangible assets and fixed assets and due to lower spending on capital expenditures in 2009.

Interest expense.  Interest expense was higher due to increases in the interest rate spread charged on our LIBOR credit facility and our senior notes.  The interest rate was increased upon amending our credit facilities on March 13, 2009.  In addition, we are amortizing $0.3 million more of capitalized loan costs into interest expense each quarter related to the amended loan facilities.

Restructuring and impairment charges.  During the three month period ended September 30, 2009, we incurred $0.1 million of restructuring cost related to the closure of the Kilkenny Plant and $3.9 million in restructuring charges related to the reduction in force at our Veenendaal Plant.  (See Footnote 2 of the Notes to Consolidated Financial Statements.)

Provision for income taxes. For the three months ended September 30, 2009, the difference between the federal statutory tax rate of 34% and our effective tax rate of 14% was mainly due to not recognizing the tax benefits incurred at our U.S. locations and four of our foreign locations.  We have placed valuation allowances on these deferred tax benefits as the recoverability of these tax benefits in the near future is in question.  In addition, the effective rate was impacted by non-U.S. based earnings taxed at lower rates.  The statutory and effective income tax rates in many of the foreign countries in which we operate are lower than the U.S. federal rate. (See Footnote 12 of the Notes to Consolidated Financial Statements.)

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended September 30,
	2009	2008	Change

Net sales	$46,681	$80,707	$(34,026)
Foreign exchange effects				(1,630)
Volume				(29,729)
Price				(185)
Mix				(1,012)
Material inflation pass-through				(1,470)

Segment net income (loss)	$(5,189)	$5,137	$(10,326)

The U.S. and European locations of the segment experienced sales decreases of approximately 45% compared to the third quarter of 2008.  Our Asia facility experienced a sales increase of 71% from the third quarter of 2008 due to the internal transfer of production and customer demand in the region.  As discussed above, the segment was impacted by both lower demand in the industries we serve as well as de-stocking throughout the supply chain.  The devaluation of the Euro relative to the U.S. Dollar of 3% further negatively impacted sales.

The segment net loss was impacted primarily by the large reduction in sales volume and the related production inefficiencies and under-utilization of fixed production costs.  The impact of fixed costs and under-utilization of production capacity is more pronounced in this segment because a large portion of our installed capacity is in Western Europe, where it is more difficult to reduce labor costs in line with customer demand.  Partially offsetting these negative effects were reductions in production costs from planned cost reduction projects and reductions in salaries, bonus opportunities, travel, and other discretionary costs.  Additionally, the segment net loss was increased in 2009 by an after-tax restructuring charge of $2.9 million related to the reduction in force at our Veenendaal Plant.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended September 30,
	2009	2008	Change

Net sales	$11,014	$15,166	$(4,152)
Volume				$(4,152)

Segment net loss	$(1,106)	$(150)	$(956)

The majority of the decrease in this segment was due to much lower U.S. automotive and industrial market demand in the third quarter of 2009.  In addition, sales were negatively impacted by de-stocking within the supply chain.

The reduced sales volume and related production inefficiencies and under-utilization of fixed production costs were the main causes of the segment loss in the third quarter of 2009.  Planned cost reduction projects, net of inflation, and reductions in selling and administration cost partially offset the impact of volume decreases.  Additionally, the segment net loss was increased by $0.4 million as tax benefits from losses incurred in 2009 were not recognized due to valuation allowances being placed on the related deferred tax assets.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended September 30,
	2009	2008	Change

Net sales	$8,415	$8,993		$(578)
Volume					(750)
Price/Mix					172

Segment net loss	$(338)	$(338)	$	- -

The volume reduction for this segment was also related to lower U.S. automotive and industrial end market demand; however, for this segment the third quarter of 2008 was already impacted by the global recession.  Thus, the impact in the current quarter from the recession at this segment was not as large as at other segments.

The segment net loss for the third quarter of 2009 would have been lower than the third quarter of 2008 loss if tax benefits totaling $0.1 million from losses incurred in 2009 were recognized.  The tax benefits were not recognized due to valuation allowances placed on the deferred tax benefits.

Results of Operations

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008.

OVERALL RESULTS
	NN, Inc.
(In Thousands of Dollars)	2009	2008	Change
Net sales	$181,119	$348,647	$(167,528)
Foreign exchange effects				(9,788)
Volume				(156,750)
Price				(19)
Mix				(323)
Material inflation pass-through				(648)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	169,184	277,526	(108,342)
Foreign exchange effects				(9,927)
Volume				(95,072)
Cost reduction				(6,684)
Mix				184
Inflation				3,157

Selling, general, and administrative	19,779	29,952	(10,173)
Foreign exchange effects				(1,149)
Reductions in spending				(9,024)

Depreciation and amortization	15,773	18,884	(3,111)
Foreign exchange effects				(1,007)
Reduction in expense				(2,104)

Restructuring and impairment charges	4,742	--	4,742
Interest expense, net	4,719	4,068	651
Gain on disposal of assets	(41)	(4,153)	4,112
Reduction of unamortized debt issue cost	604	--	604
Other income, net	(135)	(810)	675
Income (loss) before provision (benefits) for income taxes	(33,506)	23,180	(56,686)
Provision (benefit) for income taxes	(1,532)	5,960	(7,492)
Net (loss) income	$(31,974)	$17,220	$(49,194)

Net Sales.  The sales levels experienced in the third quarter of 2009 were 13% higher, excluding foreign exchange effects, to those experienced in the first two quarters of 2009.  Despite the increase over the prior two quarters, sales were still down 45% for the nine months ended September 30, 2009 versus the nine months ended September 30, 2008.   The decrease was due to the aforementioned reduction in end market demand due to the global recession and from de-stocking in the supply chain in which we operate.

Cost of Products Sold (exclusive of depreciation and amortization).  The majority of the decrease was due to the same sales volume reductions mentioned above partially offset by planned cost reduction projects, net of inflation.  The cost of products sold as a percentage of sales was 6% lower in the third quarter of 2009 versus the first half of 2009 due to better utilization of fixed cost from higher production levels and increased levels of savings on planned cost reduction projects.  Additionally, the operational inefficiencies related to reducing inventory levels were more muted in the third quarter of 2009 than in the first half of 2009 as the level of inventory reduction in the current quarter was lower.

As discussed above, the current trend of cost of products sold equaling 93% of sales is not expected to continue.  Once sales volumes return to more historically normal levels, we expect cost of products sold to average 80% of sales or less.

Selling, General and Administrative Expenses.  The majority of the reduction was from wage cost reductions.  The wage cost reductions were achieved through a combination of salary cuts ranging from 10% to 20%, elimination of bonus opportunities for 2009 and headcount reductions.  In addition, discretionary expenses were reduced company wide.

Depreciation and Amortization.  The devaluation of Euro denominated costs relative to the U.S. Dollar accounted for approximately 30% of the decline.  The remainder was due to lower depreciation and amortization from the effects of the year end 2008 impairments and accelerated depreciation of certain intangible assets and fixed assets and due to lower spending on capital expenditures in 2009.

Restructuring and impairment charges.  During the nine month period ended September 30, 2009, we incurred $0.8 of restructuring cost related to the closures of the Kilkenny Plant and the Hamilton Plant and $3.9 million in restructuring charges related to the reduction in force at our Veenendaal Plant.  (See Footnote 2 of the Notes to Consolidated Financial Statements).

Gain on disposal of assets:  The second quarter of 2008 included a gain for sale of excess land at our Veenendaal Plant totaling $4.0 million.

Provision for income taxes. For the nine months ended September 30, 2009, the difference between the federal statutory tax rate of 34% and our effective tax rate of 5% was mainly due to not recognizing the tax benefits incurred at our U.S. locations and four of our foreign locations.  We have placed valuation allowances on these deferred tax benefits as the recoverability of these tax benefits in the near future is in question.  In addition, the effective rate was impacted by non-U.S. based earnings taxed at lower rates.  The statutory and effective income tax rates in many of the foreign countries in which we operate are lower than the U.S. federal rate. (See Footnote 12 of the Notes to Consolidated Financial Statements.)

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine months ended September 30,
	2009	2008	Change

Net sales	$125,637	$265,457	$(139,820)
Foreign exchange effects				(9,788)
Volume				(130,615)
Price				(180)
Mix				1,347
Material inflation pass-through				(584)

Segment net income (loss)	$(16,657)	$21,647	$(38,304)

The largest sales decrease during 2009 was in our European operations of the segment with a 52% decrease in sales compared to 2008.  The U.S. operations experienced sales reductions averaging 45% compared to 2008 and at our Asia operation sales increased 1% as compared to 2008.  Sales were down in part due to reduced demand in the end markets served by the segment from the global recession.  Additionally, the segment’s sales were reduced due to de-stocking within the metal bearing supply chain.  The devaluation of the Euro relative to the U.S. Dollar of 11% further negatively impacted sales.  The reductions were partially offset by favorable price/mix impacts from selling higher priced precision ball and roller products.

The segment net loss was impacted primarily by the large reduction in sales volume and the related production inefficiencies and under-utilization of fixed production costs.  During the third quarter of 2009, these impacts were not as pronounced as compared to the first half of 2009 given higher levels of savings from planned cost reduction projects and increased production experienced during this quarter.  The negative effects from the production inefficiencies were partially offset by reductions in salaries, bonus opportunities, travel, and other discretionary costs.  Additionally, the segment net loss was increased during 2009 by an after tax restructuring charge of $2.9 million related to the reduction in force at our Veenendaal Plant.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine months ended September 30,
	2009	2008	Change

Net sales	$33,811	$51,453	$(17,642)
Volume				$(15,776)
Mix				(1,764)
Price				(102)

Segment net income (loss)	$(3,464)	$776	$(4,240)

The majority of the decrease was due to much lower U.S. automotive and industrial market demand experienced during 2009.  In addition, sales were negatively impacted by de-stocking within the supply chain.  Finally, the segment sales were impacted by a greater portion of lower-priced products.

The reduced sales volume and related production inefficiencies and under-utilization of fixed production costs were the main causes of the segment loss in 2009.  Planned cost reduction projects, net of inflation, and reductions in selling and administration cost partially offset the volume impacts.   Additionally, the segment net loss was increased by $1.2 million as tax benefits from losses incurred in 2009 were not recognized due to valuation allowances being placed on the related deferred tax assets.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine months ended September 30,
	2009	2008	Change

Net sales	$21,671	$31,737	$(10,066)
Volume				(10,358)
Price/Mix				292

Segment net income (loss)	$(2,367)	$176	$(2,543)

The volume reduction for this segment was also related to lower U.S. automotive and industrial end market demand and lower customer orders from supply chain de-stocking.

Segment net  loss was negatively affected by the volume decreases and related costs from under-utilization of fixed production cost and manufacturing inefficiencies.  Additionally, the segment net loss was increased by $0.8 million as tax benefits from losses incurred in 2009 were not recognized due to valuation allowances being placed on the related deferred tax assets.

Changes in Financial Condition

From December 31, 2008 to September 30, 2009, our total assets and current assets decreased $31.3 million and $23.2 million, respectively.  The appreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total assets and current assets to increase approximately $6.5 million and $2.2 million, respectively, from December 31, 2008.  Factoring out the foreign exchange effects, accounts receivable was lower by $4.6 million due to decreased sales volume in the third quarter 2009 from the fourth quarter 2008 and due to timing of certain customer payments.  The net overdue receivables have fallen from approximately 12% of total accounts receivable at December 31, 2008 to approximately 7% of total accounts receivable at September 30, 2009 due exclusively to focused collection activity during 2009 to maximize cash flow and liquidity.  Inventories were lower by $20.2 million from planned reductions in inventory levels in response to the reductions in sales volumes and to maximize cash flow and liquidity.  Factoring out foreign exchange effects, property, plant and equipment decreased $11.7 million as year to date capital spending was lower than depreciation and a building with a net book value of $0.5 million was disposed of in the first quarter of 2009.

From December 31, 2008 to September 30, 2009, our total liabilities decreased $3.5 million.  The appreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total liabilities to increase approximately $2.4 million from December 31, 2008.  Factoring out the foreign exchange effects, accounts payable was down $7.7 million due to much lower production and purchasing levels in response to the reduction in product demand in 2009 and due to timing of payments to certain vendors.  This reduction was partially offset by the addition of the accrual for restructuring charges at our Veneendaal plant totaling $3.9 million.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was negative $48.7 million at September 30, 2009 as compared to a positive $61.3 million at December 31, 2008.  The ratio of current assets to current liabilities deceased from 1.97:1 at December 31, 2008 to 0.68:1 at September 30, 2009.  The decrease in working capital was due primarily to reclassifying $93.6 million of previously classified long-term debt to current liabilities.  (See Note 8 of the Notes to Consolidated Financial Statements).  Excluding the current maturities of long-term debt and cash and cash equivalents, working capital decreased by $23.3 million due primarily to the $4.6 million decrease in accounts receivable balances and the $20.2 million decrease in inventory levels offset by the $7.7 million decrease in accounts payable (all discussed above).

Cash flow provided by operations year to date was $9.6 million for 2009 compared with cash flow provided by operations of $12.0 million for 2008.  The unfavorable variance in cash flow provided by operations was due to the large loss incurred in 2009 from the approximately 45% reduction in sales volume.  Partially offsetting this impact was the favorable effects from reducing net working capital in 2009 versus increasing net working capital in 2008.  The working capital reductions, as discussed above, were in response to the approximately 45% reduction in sales volume and for the purpose of maintaining liquidity during the global recession.

Liquidity and Capital Resources

Amounts outstanding under our $90.0 million credit facility and our $40.0 million senior notes as of September 30, 2009 were $65.5 million and $28.6 million, respectively.  See Note 8 of the Notes to Consolidated Financial Statements.  Effective June 30, 2009, an amendment was added to both the revolving credit facility and the senior note agreement to adjust the capital expenditure limit by excluding $0.9 million of capital projects funded by customer advances and to waive a technicality related to a weekly reporting requirement.  We were in compliance with all covenants related to the amended and restated $90,000 credit facility and the amended and restated $40,000 senior notes as of September 30, 2009.  We can provide no assurances we will be in compliance with the covenants for the remainder of 2009 and the first quarter of 2010. The specific covenants to which we are subject and our actual results compared to those covenants are disclosed in Note 8 of the Notes to Consolidated Financial Statements.

The Company has reclassified its long-term debt as a current liability as of June 30, 2009 primarily because certain of the financial covenants with the lenders are not yet defined for the period ending June 30, 2010 and thereafter.  The credit agreements were amended in the first quarter of 2009 with a revised set of financial covenants as described below.  At that time, due to the uncertainty in the economy and the global recession, the lenders defined certain of the covenants (i.e., the Capitalization Ratio, the Interest Coverage Ratio, and the Minimum EBITDA) for periods ending June 30, 2010 and after, to be determined in the sole discretion of the lenders, after consultation with the Company.  Since the covenant levels are not yet known, the Company cannot be assured that it will be in compliance as of September 30, 2010.  Additionally, the existing covenant levels provide limited leeway for unfavorable financial performance.  Therefore, the debt will be shown as a current liability until such time as the definitive covenant levels are determined at a level consistent with our forecast.  We expect covenants covering the remainder of 2010 through March 2011 to be set during the first quarter of 2010 prior to the filing of our annual report on Form 10-K.

During the first quarter of 2009, we entered into an amended and restated $90,000 revolving credit facility maturing September 2011 with Key Bank as administrative agent.  The amended agreement was entered into to conform the covenants to our then current outlook for the next twelve months in this difficult economic cycle.  In addition to the reduction in availability (from $135,000 to $90,000), the interest rate will be LIBOR plus an applicable margin of 4.00%.  The financial and non-financial covenants have been amended to relax certain financial covenants and the facility is now secured by assets of the Company in addition to pledges of stock of certain foreign and domestic subsidiaries and guarantees of certain domestic subsidiaries.  Finally, the new agreement places greater restrictions on our usage of cash flows including prohibiting share repurchases, dividends and investments and/or acquisitions without the approval of credit facility participants and until such time as we meet certain earnings and financial covenant levels.  We incurred $2,718 in debt issue costs during the nine months ended September 30, 2009 related to the amended and restated facility.  In addition, $143 in unamortized debt issuance costs from the original facility were eliminated during the first quarter of 2009.

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

Even though we have sufficient availability to borrow under our existing credit agreements at this time, we have experienced a significant loss of revenue and have sustained significant losses of income during the global economic recession that began to impact the Company in the fourth quarter of 2008 and is continuing as of the date of this report.   As a result, we have sustained a significant weakening of our financial condition.  Additionally, we are dependent on the continued provision of financing from our revolving credit lenders and our fixed rate lender in order to remain solvent.  The lenders have set revised covenant levels that provide little flexibility in the case that our projections are not met  (although at the date of this report we are in compliance with all such covenants).  Furthermore, our lenders have not yet set covenant levels for quarters ending after March 31, 2010 and these covenants will be set at the discretion of the lenders.  There is a substantial risk that if projections are not achieved, the lenders may not amend the credit agreements, which would accelerate the due date of the loans, putting the Company in default.  We believe that it is unlikely that new lenders could be found to replace the existing lenders in case of an uncured default.  In such situation, the Company would be technically insolvent and would need to seek a recapitalization of the Company.  If such transaction could not be successfully completed, the Company would most likely have to file for protection under bankruptcy laws in the U.S. and other jurisdictions.  Although management believes that fundamental business prospects for the Company are positive, there can be no assurance that the current financial projections can be met or that recapitalization could be achieved.

Many of our locations use the Euro as their functional currency.  In 2009, the fluctuation of the Euro against the U.S. Dollar unfavorably impacted revenue and increased the value of assets and liabilities.  As of September 30, 2009, no currency hedges were in place.  Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have spent the majority of planned capital expenditures for 2009 totaling $4.0 million as of September 30, 2009, of which $0.9 million was provided by customers to cover the start up of new product lines.  As there can be no assurances due to liquidity issues discussed above, we believe that funds generated from operations, if any, and borrowings from the credit facilities will be sufficient to finance our working capital needs through March 2010 but there can be no guarantee that the lenders will fully fund the borrowings needed after March 31, 2010.

Seasonality and Fluctuation in Quarterly Results

Historically, our net sales in the Metal Bearing Components Segment have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that have significantly slower production during the month of August.

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in our annual report on Form 10-K for the year ended December 31, 2008, including those policies as discussed in Note 1 to the annual report.  These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits.  We cannot assure you that actual results will not significantly differ from the estimates used in these critical accounting policies.  The only change during the nine month period ended September 30, 2009 was adoption of authoritative guidance related to accounting for non-financial assets and liabilities under fair value.  The adoption had no effect on the financial statements for the three and nine month periods ended September 30, 2009.

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and more often if circumstances require.  During the three and nine month periods ended September 30, 2009, the financial impact from the global economic recession on the remaining reporting unit with a goodwill balance was consistent with the forecasted results used in testing for impairment at December 31, 2008.  Thus, as of September 30, 2009, there are no further indications of impairment.   However, depending on the severity and the longevity of the future impact of the global economic recession, we could have an impairment in goodwill at this reporting unit in the future.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies.  To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks.  We are exposed to changes in interest rates primarily as a result of our borrowing activities.  At September 30, 2009, we had $65.5 million outstanding under our variable rate revolving credit facilities and $28.6 million fixed rate senior notes outstanding.  See Note 8 of the Notes to Consolidated Financial Statements.  At September 30, 2009, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.7 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates.  We did not hold a position in any foreign currency hedging instruments as of September 30, 2009.

Item 4.   Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of September 30, 2009, the end of the period covered by this quarterly report.

There have been no changes in the fiscal quarter ended September 30, 2009 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Potential for default on long-term debt; risk of insolvency

The Company has experienced a significant loss of revenue and has sustained significant loss of income during the global economic recession that began to impact the Company in the fourth quarter of 2008 and is continuing as of the date of this report.  As a result, the Company has sustained a significant weakening of its financial condition.  Additionally, the Company is dependent on the continued provision of financing from its revolving credit lenders and its fixed rate lender in order to remain solvent.  The lenders have set revised covenant levels that provide little flexibility in the case that the Company’s projections are not met.  Furthermore, our lenders have not yet set covenant levels for the quarter ending June 30, 2010, and thereafter, and these covenants will be set at the discretion of the lenders.  There is a substantial risk that if projections are not achieved, the lenders may not amend the credit agreements, which would accelerate the due date of the loans, putting the Company in default.  We believe that it is unlikely that new lenders could be found to replace the existing lenders in case of an uncured default.  In such situation, the Company would be technically insolvent and would need to seek a recapitalization of the Company.  If such transaction could not be successfully completed, the Company would most likely have to file for protection under bankruptcy laws in the U.S. and other jurisdictions.  Although management believes that fundamental business prospects for the Company are positive, there can be no assurance that the current financial projections can be met or that recapitalization could be achieved.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.   Defaults upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.    Exhibits

    31.1    Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

    31.2    Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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

                NN, Inc.

                                                                                                                                ___________________________________
                (Registrant)

Date:           November 5, 2009                                                                                     /s/ Roderick R. Baty
                                       Roderick R. Baty,
                         Chairman, President and Chief Executive Officer
                        (Duly Authorized Officer)

Date:           November 5, 2009                                                                                     /s/ James H. Dorton
                                                                                                                                          James H. Dorton
                                          Vice President – Corporate Development and
                          Chief Financial Officer
                                                                                                                         (Principal Financial Officer)
                         (Duly Authorized Officer)

Date:           November 5, 2009                                                                                     /s/ William C. Kelly, Jr.
                                                                                                                                          William C. Kelly, Jr.,
                                                                                                                                          Vice President and
                          Chief Administrative Officer
                         (Duly Authorized Officer)

Date:           November 5, 2009                                                                                     /s/ Thomas C. Burwell, Jr.
                                                                                                                                         Thomas C. Burwell, Jr.
                         Corporate Controller
                        (Principal Accounting Officer)