Form 10-K
period 2009-12-31
NN INC
filed 2010-03-31
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes ☒                      No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer ☐                                                      Accelerated filer  ☐                                                   Non-accelerated filer ☒                                Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2009, based on the closing price on the NASDAQ Stock Market LLC on that date was approximately $27,138,908.

The number of shares of the registrant's common stock outstanding on March 26, 2010 was 16,516,924.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement with respect to the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

PART I

Item 1. Business Overview

NN, Inc. has three operating segments, the Metal Bearing Components Segment, the Plastic and Rubber Components Segment, and the Precision Metal Components Segment.   As used in this Annual Report on Form 10-K, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Within the Metal Bearing Components Segment, we manufacture and supply high precision bearing components, consisting of balls, cylindrical rollers, tapered rollers, and metal retainers, for leading bearing manufacturers on a global basis.  We are a leading independent manufacturer of precision steel bearing balls and rollers for the North American, European and Asian markets.  In 2009, Metal Bearing Components accounted for 71% of total NN, Inc. sales.  Sales of balls and rollers accounted for approximately 66% of our total net sales with 52% of sales from balls and 14% of sales from rollers.  Sales of metal bearing retainers accounted for 5% of net sales.  Through a series of acquisitions and plant expansions, we have built upon our strong core ball business and expanded our bearing component product offering.  Today, we offer among the industry’s most complete line of commercially available bearing components.  We emphasize engineered products that take advantage of our competencies in product design and tight tolerance manufacturing processes.  Our bearing customers use our components in fully assembled ball and roller bearings, which serve a wide variety of industrial applications in the transportation, electrical, agricultural, construction, machinery, mining and aerospace markets.

Within the Plastic and Rubber Components Segment, we manufacture high precision rubber seals and plastic retainers for leading bearing manufacturers on a global basis.  In addition, we manufacture specialized plastic products including automotive components, electronic instrument cases and other molded components used in a variety of applications.  We also manufacture rubber seals for use in various automotive and industrial applications.  In 2009, plastic products accounted for 7% of net sales and rubber seals accounted for 5% of net sales.

In 2006, we began to execute on a new five year strategic business plan to leverage our competencies in precision metal products by creating an adjacent platform to the Metal Bearing Components Segment which would broaden our reach into attractive end markets.  As part of this new strategy, on November 30, 2006, we added a Precision Metal Components Segment through the acquisition of Whirlaway Corporation (“Whirlaway”).  Whirlaway is a high precision metal components and assemblies manufacturer that supplies customers serving the HVAC, appliance and automotive industries.  Our entry into the precision metal components market is part of our strategy to serve markets and customers we view as adjacent to bearing components that utilize our core manufacturing competencies.  These products accounted for 17% of net sales in 2009.

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
                   Note: The Kilkenny Plant ceased operations in Q1 2009 and was in the process of being closed during 2009.

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

Note: The closure of the Tempe Plant was announced during Q1 of 2010.  This closure is expected to be completed during 2010.  The Hamilton Plant was closed during the first quarter of 2009.

Financial information about the segments is set forth in Note 11 of the Notes to Consolidated Financial Statements.

Recent Developments

During the first quarter of 2010, we amended both our previously amended and restated $90 million revolving credit facility with Key Bank as administrative agent and our previously amended and restated $40 million senior notes with Prudential Capital.  The primary purpose of these amendments was to re-establish covenant levels for both agreements through the expiration of the revolving credit facility in September, 2011 to reflect our current business outlook.  The primary financial covenants are the same for both credit agreements through September 2011.  As a result of the amendments, the $90 million revolving credit facility was reduced to $85 million as of the amendment date, and it will reduce further by $1.0 million at the end of each of the three fiscal quarters beginning with the December 31, 2010 quarter end and ending with the June 30, 2011 quarter end, after which the total commitment will be $82 million.  Neither the commitment amount nor the payment terms of the senior notes were changed.  The amendments provided a restriction on restructuring of foreign subsidiaries and removed certain subsidiaries from participation in the credit agreement.  Also as a result of the amendments, the interest rate was amended to LIBOR plus an applicable margin of 4.75% from an applicable margin of 4.00%.  The interest rate on the senior notes was not changed and remains at 8.5%.

During the first quarter of 2010, we announced the closure of the Tempe Plant.  The Tempe Plant was acquired in the 2006 acquisition of Whirlaway and had sales of approximately $12.0 million for calendar year 2009. The closing will impact approximately 130 employees.  Current economic conditions coupled with the long-term manufacturing strategy for our Whirlaway business necessitated a consolidation of our manufacturing resources in Ohio. We expect to incur cash charges of approximately $2.5 million in severance, equipment relocation and other closing costs during 2010 related to this closure.  In addition, we expect to incur up to $3.0 million in accelerated depreciation during 2010 related to machinery that will be abandoned as part of the closure.

During the third quarter of 2009, we informed our employees of the Veenendaal Plant of our intention to begin a reorganization of the plant’s labor force due to the economic downturn.  During the year ended December 31, 2009, we incurred severance charges of $3.8 million ($2.9 million after tax) which covers the elimination of 53 permanent positions or 17% of the workforce.   The majority of the severance costs were or will be paid out during the fourth quarter of 2009 and first quarter of 2010.  During the first quarter of 2010, a number of these employees were rehired under temporary contracts to meet a surge in customer demand.

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

Products

Metal Bearing Components Segment

Precision Steel Balls.  At our Metal Bearing Components Segment facilities, we manufacture and sell high quality, precision steel balls in sizes ranging in diameter from 5/32 of an inch (3.969 mm)  to 2 ½ inches (63.5 mm). We produce and sell balls in grades ranging from grade 3 to grade 1000, according to international standards endorsed by the American Bearing Manufacturers Association.  The grade number for a ball, in addition to defining allowable dimensional variation within production batches, indicates the degree of spherical precision of the ball; for example, grade 3 balls are manufactured to within three-millionths of an inch of roundness.  Our steel balls are used primarily by manufacturers of anti-friction bearings where precise spherical, tolerance and surface finish accuracies are required.  Sales of precision steel balls accounted for approximately 73%, 68%, and 67% of net Metal Bearing Component Segment sales in 2009, 2008, and 2007, respectively.

Steel Rollers.  We manufacture tapered rollers at our Veenendaal Plant and cylindrical rollers at our Erwin Plant.  Rollers are an alternative rolling element used instead of balls in anti-friction bearings that typically have heavier loading or different speed requirements.  Our roller products are used primarily for applications similar to those of our precision steel ball product line, plus certain non-bearing applications such as hydraulic pumps and motors.  Tapered rollers are a component in tapered roller bearings that are used in a variety of applications including automotive gearbox applications, automotive wheel bearings and a wide variety of industrial applications.  Most cylindrical rollers are made to specific customer requirements for diameter and length and our used in a variety of industrial applications.   Tapered rollers accounted for approximately 10%, 14% and 14% of consolidated net sales in 2009, 2008 and 2007, respectively.  Cylindrical rollers accounted for approximately 4% of consolidated net sales in each year of 2009, 2008, and 2007, respectively.

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

Precision Metal Components Segment

Precision Metal Components.  We sell a wide range of precision metal components.  These components are manufactured at the two Wellington, Ohio plants and the Tempe Plant (closure of the Tempe Plant was announced in the first quarter of 2010).  The precision metal components offered include mechanical components and assemblies, fluid control components, fluid control assemblies, shafts, and other precision metal parts.  The components are used in the following end markets:  automotive brake/chassis, thermal air conditioning systems, automotive engine, other automotive, and other industrial applications.

Research and Development

The amounts spent on research and development activities by us during each of the last three fiscal years are not material.  We expensed amounts as incurred.

Customers

Our products are supplied primarily to bearing manufacturers and automotive and industrial parts manufacturers for use in a broad range of industrial applications, including transportation, electrical, agricultural, construction, machinery, mining and aerospace.  Additionally, we supply precision metal, rubber, and plastic components to automotive and industrial companies that are not used in bearing assemblies.  We supply approximately 400 customers; however, our top 10 customers account for approximately 76% of our revenue.  Only one of these customers, AB SKF (“SKF”), had sales levels that were 10% or greater of total net sales. In 2009, 39% of our products were sold to customers in North America, 46% to customers in Europe, 11% to customers in Asia and the remaining 4% to customers in South America. Sales to various U.S. and foreign divisions of SKF accounted for approximately 36% of net sales in 2009.

We sell our products to most of our largest customers under either sales contracts or agreed upon commercial terms.  In general, we pass through material cost fluctuations to our customers in the form of changes in selling price.  We ordinarily ship our products directly to customers within 60 days, and in some cases, during the same calendar month, of the date on which a sales order is placed.  Accordingly, we generally have an insignificant amount of open (backlog) orders from customers at month end.  At the U.S. operations of our Metal Bearings Component Segment, we maintain a computerized, bar coded inventory management system with many of our major customers that enables us to determine on a day-to-day basis the amount of these components remaining in a customer’s inventory.  When such inventories fall below certain levels, additional product is automatically shipped.

Certain long-term supply agreements with Schaeffler Group (INA), with SKF to supply precision balls in Europe, and with SKF providing for the purchase of steel rollers and metal retainers manufactured at our Veenendaal Plant have all expired at December 31, 2009.  We are currently supplying product at agreed upon commercial terms, similar to the expired contracts, and anticipate continuing to do so for the foreseeable future.

During 2009, the Metal Bearing Components Segment sold products to approximately 300 customers located in 30 different countries.  Approximately 87% of the net sales in 2009 were to customers outside the United States.  Approximately 64% of net sales in 2009 were to customers within Europe.   Sales to our top ten customers accounted for approximately 81% of the net sales in 2009.  Sales to SKF accounted for approximately 50% of net sales of the segment in 2009.

During 2009, the Plastic and Rubber Components Segment sold its products to over 80 customers located principally in North America.  Approximately 14% of the Plastic and Rubber Components Segment’s net sales were to customers outside the United States, with the vast majority to customers in Mexico and Canada.  Sales to the segment’s top ten customers accounted for approximately 80% of the segment’s net sales in 2009.

During 2009, the Precision Metal Components Segment sold its products to 24 customers located in five countries.  Approximately 91% of all sales were to customers located within the United States.  Sales to the segment’s top ten customers accounted for approximately 98% of the segment’s net sales in 2009.

In both the foreign and domestic markets, we principally sell our products directly to manufacturers and do not sell significant amounts through distributors or dealers.

See Note 11 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" for additional Segment financial information.

The following table presents a breakdown of our net sales for fiscal years 2009, 2008 and 2007:

(In Thousands)	2009	2008	2007

Metal Bearing Components Segment	$183,605	$321,660	$303,059
Percentage of Total Sales	70.7%	75.7%	72.0%

Precision Metal Components Segment	45,003	64,235	67,384
Percentage of Total Sales	17.4%	15.1%	16.0%

Plastic and Rubber Components Segment	30,775	38,942	50,851
Percentage of Total Sales	11.9%	9.2%	12.0%

Total	$259,383	$424,837	$421,294

Percentage of Total Sales	100%	100%	100%

The change in value of Euro denominated sales resulted in net sales decreasing $8.3 million in 2009, increasing $17.6 million in 2008 and increasing $19.6 million in 2007 when converted to U.S. Dollars.

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

Our arrangements with both our U.S. and European customers typically provide that payments are due within 30 to 60 days following the date of shipment of goods.  With respect to export customers of both our U.S. and European businesses, payments generally are due within 60 to 120 days following the date of shipment in order to allow for additional freight time and customs clearance.  For some customers that participate in our inventory management program, sales are recorded when the customer uses the product.  See "Business -- Customers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

Employees

Due to the global recession that impacted us starting in the fourth quarter of 2008 through the year ended December 31, 2009, our average employment level for 2009 decreased by 462 employees, or 21%, from the 2008 average employment level. As of December 31, 2009, we employed a total of 1,776 full-time employees.  Our Metal Bearing Components Segment employed 217 in the U.S., 803 in Europe, and 108 in China; our Plastic and Rubber Components Segment employed 260, all in the U.S.; and our Precision Metal Components Segment employed 382, all in the U.S.  In addition, there were six employees at our corporate headquarters.  Of our total employment, 19% are management/staff employees and 81% are production employees.  We believe we are able to attract and retain high quality employees because of our quality reputation, technical expertise, history of financial and operating stability, attractive employee benefit programs, and our progressive, employee-friendly working environment.  The employees in the Eltmann Plant, Pinerolo Plant and Veenendaal Plant are unionized.  We have good labor relations, and we have never experienced any significant involuntary work stoppages.

During February 2009, production ceased at the Kilkenny Plant. The entire work force of the manufacturing location, 68 employees, was permanently laid-off due to the closure of this plant.  During the first quarter of 2009, the Hamilton Plant ceased production and was closed, which resulted in the permanent lay-off of 11 employees.  During the third quarter of 2009, a reduction in force occurred at our Veenendaal Plant which resulted in the elimination of 53 full-time employees.   During the first quarter of 2010, the closure of the Tempe Plant was announced.  Production is scheduled to cease at this location during 2010, reducing our full-time employees by approximately 130.

Competition

The Metal Bearing Components Segment of our business is intensely competitive.  Our primary domestic competitor is Hoover Precision Products, Inc., a wholly owned U.S. subsidiary of Tsubakimoto Precision Products Co. Ltd. Our primary foreign competitors are Amatsuji Steel Ball Manufacturing Company, Ltd. (Japan), a wholly owed division of NSK LTD., Tsubakimoto Precision Products Co. Ltd (Japan) and Jingsu General Ball and Roller (China).

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

While intensely competitive, the markets for our rubber seal products are less fragmented than our plastic injection molding products.  The bearing seal market is comprised of approximately six major competitors that range from small privately held companies to large global enterprises.  Bearing seal manufacturers compete on design, service, quality and price.  Our primary outside competitors in the U.S. bearing seal market are Freudenburg-NOK, Chicago Rawhide Industries (an SKF subsidiary), Trostel, and Uchiyama.

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

Raw Materials

The primary raw material used in our core ball and roller business of the Metal Bearing Components Segment is 52100 Steel, which is high quality chromium steel.  During 2009, approximately 90% of the steel used by the segment was 52100 Steel in rod and wire form.  Our other steel requirements include metal strip, chrome rod and wire, and type S2 rock bit steel.

The Metal Bearing Components Segment businesses purchase substantially all of their 52100 Steel requirements from mills in Europe and Japan and all of their metal strip requirements from European mills and traders.  The principal suppliers of 52100 Steel in the U.S. are Daido Steel Inc., Kobe Steel, Lucchini (affiliate of Ascometal France) and Ohio Star Forge Co.  The principal supplier of 52100 Steel in Europe is Ascometal France (See Note 14 of the Notes to Consolidated Financial Statements), while the principal suppliers of metal strip are Thyssen and Theis.  If any of our current suppliers were unable to supply 52100 Steel to us, we are unable to provide assurances that we would not face higher costs or production interruptions as a result of obtaining 52100 Steel from alternate sources.

We purchase steel on the basis of price and, more significantly, composition and quality.  The pricing arrangements with our suppliers are typically subject to adjustment every three to six months in the U.S. and contractually adjusted on an annual basis within the European locations for the base steel price and quarterly for surcharge adjustments for precision steel balls.  In general, we do not enter into written supply agreements with suppliers or commit to maintain minimum monthly purchases of steel except for the supply arrangements between Ascometal and the European operations of our Metal Bearing Components Segment (see Note 14 of the Notes to Consolidated Financial Statements).

Because 52100 Steel is principally produced by non-U.S. manufacturers, our operating results would be negatively affected in the event that the U.S. or European governments impose any significant quotas, tariffs or other duties or restrictions on the import of such steel, if the U.S. Dollar decreases in value relative to foreign currencies or if supplies available to us would significantly decrease.  The value of the U.S. Dollar factors into the steel price as the suppliers' base currencies are the Euro and Japanese Yen.

The Metal Bearing Components Segment has historically been affected by upward price pressure on steel principally due to general increases in global demand and due to global increased consumption of steel.  During 2009, steel price increases abated on the basis of reduced scrap prices and overall reduction in global demand for steel products.    In general, we pass through material cost fluctuations to our customers in the form of changes in selling price.

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

The Precision Metal Components Segment produces products from a wide variety of metals in various forms from various sources.  Basic types include hot rolled steel, cold rolled steel (both carbon and alloy), stainless, extruded aluminum, die cast aluminum, gray and ductile iron castings, and mechanical tubing. Some material is purchased directly under contracts, some is consigned by the customer, and some is purchased directly from the steel mills.

Patents, Trademarks and Licenses

We do not own any U.S. or foreign patents, trademarks or licenses that are material to our business.  We do rely on certain data and processes, including trade secrets and know-how, and the success of our business depends, to some extent, on such information remaining confidential.  Each executive officer is subject to a non-competition and confidentiality agreement that seeks to protect this information.  Additionally, all employees are subject to company ethics policies that prohibit the disclosure of information critical to the operations of our business.

Seasonal Nature of Business

Historically, due to a substantial portion of sales to European customers, seasonality has been a factor for our business in that some European customers typically reduce their production activities during the month of August.

Environmental Compliance

Our operations and products are subject to extensive federal, state and local regulatory requirements both domestically and abroad relating to pollution control and protection of the environment.  We maintain a compliance program to assist in preventing and, if necessary, correcting environmental problems. In the Metal Bearing Components Segment, the Eltmann Plant, the Kysucke Plant, the Veenendaal Plant, and Pinerolo Plant are ISO 14000 certified and all received the EPD (Environmental Product Declaration), except for the Veenendaal Plant’s stamp metal parts business.  Based on information compiled to date, management believes that our current operations are in substantial compliance with applicable environmental laws and regulations, the violation of which would have a material adverse effect on our business and financial condition.  We have assessed conditional asset retirement obligations and have found them to be immaterial to the consolidated financial statements. We cannot assure you, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.  More specifically, although we believe that we dispose of waste in material compliance with applicable environmental laws and regulations, we cannot assure you that we will not incur significant liabilities in the future in connection with the clean-up of waste disposal sites.  We maintain long-term environmental insurance covering the four manufacturing locations purchased with the Whirlaway acquisition.  We are currently a potentially responsible party of a remedial action at a former waste recycling facility used by us.  See Item 3 and Note 14 of the Notes to Consolidated Financial Statements.

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position
Roderick R. Baty	56	Chairman of the Board, Chief Executive Officer and President
Frank T. Gentry, III	54	Vice President – Managing Director, Metal Bearing Components
Robert R. Sams	52	Vice President – Sales
James H. Dorton	53	Vice President – Corporate Development and Chief Financial Officer
William C. Kelly, Jr.	51	Vice President – Chief Administrative Officer, Secretary, and Treasurer
Nicola Trombetti	49	Vice President – General Manager of NN Europe
Thomas G. Zupan	54	Vice President – Precision Metal Components Division
James O. Anderson	45	Vice President – Plastic and Rubber Components Division
Jeffrey H. Hodge	48	Vice President – General Manager, U.S. Ball and Roller Division

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

Frank T. Gentry, III, was appointed Vice President – Managing Director Metal Bearing Components Division in April 2009.  Prior to that, Mr. Gentry was Vice President – General Manager U.S. Ball and Roller Division from August 1995.  Mr. Gentry joined NN in 1981 and held various manufacturing management positions within NN from 1981 to August 1995.

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

Nicola Trombetti was elected NN Europe General Manager in June 2004 and was elected a Corporate Vice President in June 2005. Prior to being named NN Europe General Manager he was Vice President and Director of Operations, NN Europe. He joined NN in September 2000 as Pinerolo Italy Plant Manager. Prior to joining NN Europe, Mr. Trombetti was Plant Director for Tekfor - Neumaier GmbH Group, a European-based steel component manufacturer for the auto industry. From 1996 to 1999 he was Manufacturing Manager and Plant Manager for SKF Group. He also spent seven years as a manufacturing manager for Pininfarina, an Italian-based car design, engineering, development and manufacturing company.

Thomas G. Zupan co-founded Whirlaway in 1973 with his father and began his career as a toolmaker.  He gained further experience in every line business function including Engineering, Production Operations, Quality Assurance, H/R, Sales, Material Control, IS, and Finance as the company grew from owner operator to professionally managed.  In 1991, Mr. Zupan became CEO and sole shareholder of Whirlaway.  Upon the sale of Whirlaway to NN on November 30, 2006, Mr. Zupan was appointed Vice President – Precision Metal Components Division.

James O. Anderson was appointed Vice President-Plastics and Rubber Division in October 2006.  Mr. Anderson joined NN in January 2005 and served as the General Manager of Industrial Molding in Lubbock, Texas.  Prior to joining NN, Mr. Anderson served for six years in the U.S. Army as an artillery officer and worked in various manufacturing roles with Dana Corporation and Accuma Corporation from 1996 to 2005.

Jeffrey H. Hodge joined NN in 1989 and has served various roles including Operations Manager, Plant Manager and Corporate Manager of Level 3 (Lean Enterprise, Six Sigma, TPM) from 2003 – 2009 before accepting his current role in 2009 as Vice-President and General Manager of U. S. Ball & Roller and NN Asia Divisions. Prior to joining NN Inc., Mr. Hodge was a member of the US military from 1985 – 1989.

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

If we cannot meet revised covenant levels under our current credit agreements, we could potentially be in default under our long-term debt; and, accordingly, risk insolvency.

The Company has experienced a significant loss of revenue and has sustained significant losses of income during the global economic recession that began to impact the Company in the fourth quarter of 2008 and is continuing as of the date of this report.   As a result, the Company has sustained a significant weakening of its financial condition.  Additionally, the Company is dependent on the continued provision of financing from its revolving credit lenders and its senior notes lender in order to remain solvent.  The lenders have set revised covenant levels that provide little flexibility in the case that the Company’s projections are not met.  We believe that it is unlikely that new lenders could be found to replace the existing lenders in case of an uncured default.  In such situation, the Company would be technically insolvent and would need to seek a recapitalization of the Company.  If such transaction could not be successfully completed, the Company would most likely have to file for protection under bankruptcy laws in the U.S. and other jurisdictions.  Although management believes that fundamental business prospects for the Company are positive, there can be no assurance that the current financial projections can be met or that recapitalization could be achieved.

The recession impacting both U.S. and Europe automotive and industrial markets could have a material adverse effect on our ability to finance our operations and implement our growth strategy.

During the three month period ended December 31, 2008 and the year ended December 31, 2009, we experienced a sudden and significant reduction in customer orders driven by reductions in automotive and industrial end market demand across all our businesses.  Prior to this time, our company had never been affected by a recession that had impacted both of our key geographic markets of the U.S. and Europe simultaneously.  It now appears we have weathered the worst of the global recession of 2008 and 2009.  However, if the recession were to continue or demand for our products remain weak, this could materially reduce our operating results due to the profits lost on reduced sales levels plus the inability in the short term to reduce our variable and fixed cost of operations.  A continued recession could have a material adverse effect on our financial condition, results of operations and cash flows from operations and could lead to additional restructuring and/or impairment charges being incurred.

World wide availability of credit continues to be limited.

The availability of credit from financial institutions to businesses has diminished during the course of 2008 and 2009.  The reduction in available credit is due to many factors including the global economic recession and financial institutions being impacted by subprime mortgage defaults and various other types of credit defaults.  In addition to the limits on availability, the interest rates charged by financial institutions have increased to reflect the greater level of inherent risk in the debt markets.  If the limitation on the availability of credit continues or worsens, our ability and the ability of our customers and vendors to obtain credit in the future may be adversely impacted resulting in a potential adverse impact on our business and that of our customers and vendors.

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

The steel that we use to manufacture our metal bearing components is of an extremely high quality and is available from a limited number of producers on a global basis.  Due to quality constraints in the U.S. steel industry, we obtain substantially all of the steel used in our U.S. operations from non-U.S. suppliers.  In addition, we obtain most of the steel used in our European operations from a single European source.  If we had to obtain steel from sources other than our current suppliers we could face higher prices and transportation costs, increased duties or taxes, and shortages of steel.  Problems in obtaining steel, particularly 52100 chrome steel, in the quantities that we require and on commercially reasonable terms, could increase our costs, adversely impacting our ability to operate our business efficiently and have a material adverse effect on our revenues and operating and financial results.

Increases in the market demand for steel can have the impact of increasing scrap surcharges we pay in procuring our steel in the form of higher unit prices and could adversely impact the availability of steel.  Our commercial terms with key customers allow us to pass along steel price fluctuations through changing the customer's selling prices.

We depend heavily on a relatively limited number of customers, and the loss of any major customer would have a material adverse effect on our business.

Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 36% of consolidated net sales in 2009.  No other customers accounted for more than 10% of sales.  During 2009, our ten largest customers accounted for approximately 76% of our consolidated net sales.  The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.

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

We do not have a hedging program in place associated with consolidating the operating results of our foreign businesses into U.S. Dollars.  An increase in the value of the U.S. Dollar and/or the Euro relative to other currencies may adversely affect our ability to compete with our foreign-based competitors for international, as well as domestic, sales.  Also, a change in the value of the Euro relative to the U.S. Dollar can negatively impact our consolidated financial results, which are denominated in U.S. Dollars.

In addition, due to the typical slower summer manufacturing season in Europe, we expect that revenues in the third fiscal quarter of each year will reflect lower sales than in the other quarters of the year.

Failure of our product could result in a product recall.

The majority of our products go into bearings used in the automotive industry and other critical industrial manufacturing applications.  A failure of our components could lead to a product recall.  If a recall were to happen as a result of our components failing, we could bear a substantial part of the cost of correction.  In addition to the cost of fixing the parts affected by the component, a recall could result in the loss of a portion of or all of customers’ business.  To partially mitigate these risks, we carry limited product recall insurance and have invested heavily in the TS16949 quality program.

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

Acquiring businesses that complement or expand our operations has been and continues to be an important element of our business strategy.  This strategy calls for growth through acquisitions constituting a significant portion of our future growth objectives, with the remainder resulting from internal growth and increased market penetration.  We cannot assure you that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future.  In addition, we may borrow funds to acquire other businesses, increasing our interest expense and debt levels.  Our inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on our business, financial position, results of operations and cash flows. Our amended and restated credit facility entered into on March 13, 2009, and subsequently amended on March 5, 2010, prohibits acquisitions without  prior approval of the participants of the credit facility and our senior notes lender and until such time as we meet certain earnings and financial covenant levels.

Our growth strategy depends in part on outsourcing, and if the industry trend toward outsourcing does not continue, our business could be adversely affected.

Our growth strategy depends in part on major customers continuing to outsource components and expanding the number of components being outsourced.  This requires manufacturers to depart significantly from their traditional methods of operations.  If major customers do not continue to expand outsourcing efforts or determine to reduce their use of outsourcing, our ability to grow our business could be materially adversely affected.

Our market is highly competitive and many of our competitors have significant advantages that could adversely affect our business.

The global markets for bearing components, precision metal and precision plastic parts are highly competitive, with a majority of production represented by the captive production operations of large manufacturers and the balance represented by independent manufacturers.  Captive manufacturers make components for internal use and for sale to third parties.  All of the captive manufacturers, and many independent manufacturers, are significantly larger and have greater resources than do we. Our competitors are continuously exploring and implementing improvements in technology and manufacturing processes in order to improve product quality, and our ability to remain competitive will depend, among other things, on whether we are able to keep pace with such quality improvements in a cost effective manner.

The production capacity we have added over the last several years has at times resulted in our having more capacity than we need, causing our operating costs to be higher than expected.

We have expanded our metal bearing components production facilities and capacity over the last several years.  Our metal bearing component production facilities have not always operated at full capacity, and from time to time our results of operations have been adversely affected by the under-utilization of our production facilities.  Under-utilization or inefficient utilization of our production facilities could be a risk in the future.  We have recently undertaken steps to address a portion of the capacity risk including closing of plants and downsizing employment levels at others.  See Note 2 of the Notes to the Consolidated Financial Statements.

The price of our common stock may be volatile.

The market price of our common stock could be subject to significant fluctuations and may decline.  Among the factors that could affect our stock price are:

•	economic recession or other macro economic factors;

•	our operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as earnings (loss) per share, net income (loss) and revenues;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	loss of any member of our senior management team;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	sales of our common stock by stockholders;

•	general market conditions;

•	domestic and international economic, legal and regulatory factors unrelated to our performance;

•	loss of a major customer; and

•	ability to declare and pay a dividend.

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

Metal Bearing Components Segment

Manufacturing Operation	Country	Sq. Feet	Owned or Leased
Erwin Plant	U.S.A.	125,000	Owned
Mountain City Plant	U.S.A.	86,400	Owned
Kilkenny Plant (non-operating)	Ireland	125,000	Owned
Eltmann Plant	Germany	175,000	Leased
Pinerolo Plant	Italy	330,000	Owned
Kysucke Plant	Slovakia	135,000	Owned
Veenendaal Plant	The Netherlands	159,000	Owned
Kunshan Plant	China	110,000	Leased

The Eltmann Plant is leased from the Schaeffler Group, which is also a customer.  The Kunshan Plant lease is accounted for as a capital lease and we have an option to purchase the facility at various points in the future.  Production at the Kilkenny Plant ceased on February 6, 2009 and was moved to other European Metal Bearing Components operations.  The Kilkenny property is being made ready for sale with any expected sale to occur later than a year.   As such, the property is still considered to be held and used.

Plastic and Rubber Components Segment

Manufacturing Operation	Country	Sq. Feet	Owned or Leased
Danielson Plant	U.S.A.	50,000	Owned
Lubbock Plant	U.S.A.	228,000	Owned

Precision Metal Components Segment

Manufacturing Operation	Country	Sq. Feet	Owned or Leased
Wellington Plant 1	U.S.A.	86,000	Leased
Wellington Plant 2	U.S.A.	132,000	Leased
Tempe Plant	U.S.A.	140,000	Leased

The Wellington Plants are leased from a company controlled by the former owner of Whirlaway Corporation, who is currently an officer of NN, Inc. (see Note 19 of the Notes to Consolidated Financial Statements).  During the first quarter of 2010, we announced the closure of the Tempe Plant to be accomplished during 2010.  Production will be moved to the Wellington plants.

For more information, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 3.    Legal Proceedings

During 2006, we  received correspondence from the Environmental Protection Agency (“EPA”) requesting information regarding a former waste recycling vendor ("AER") used by our former Walterboro, South Carolina facility.  AER, located in Augusta, Georgia, ceased operations in 2000 and EPA began investigating its facility.  As a result of AER’s operations, soil and groundwater became contaminated.  Besides us, EPA initially contacted fifty-four other companies (“Potentially Responsible Parties” or PRPs”) who also sent waste to AER.  Most of these PRPs, including us, have entered into a consent order with EPA to investigate and remediate the site proactively.  To date, the PRP Group has submitted a Remedial Investigation, which has been accepted by EPA.  In addition, a Feasibility Study has been substantially approved by EPA.  Once approved, costs associated with the chosen remediation can be assessed and the PRPs can discuss allocation of the overall cost.  As of the date hereof, we do not know the amount of our allocated share.

Part II

Item 4.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since our initial public offering in 1994, the common stock has been traded on The NASDAQ Stock Market LLC (“NASDAQ”) under the trading symbol “NNBR.”  Prior to such time there was no established market for the common stock.  As of March 26, 2010, there were approximately 2,000 holders of the Common Stock and the closing per share stock price as reported by NASDAQ was $4.78.

The following table sets forth the high and low closing sales prices of the common stock, as reported by NASDAQ, and the dividends paid per share on the common stock during each calendar quarter of 2009 and 2008.

	Close Price
	High	Low	Dividend
2009
First Quarter	$3.10	$0.83	$0.00
Second Quarter	1.82	1.17	0.00
Third Quarter	4.82	1.30	0.00
Fourth Quarter	5.25	3.82	0.00

2008
First Quarter	$10.28	$7.65	$0.08
Second Quarter	13.94	9.60	0.08
Third Quarter	16.98	12.57	0.08
Fourth Quarter	13.11	0.97	0.00

The following graph compares the cumulative total shareholder return on our common stock (consisting of stock price performance and reinvested dividends) from December 31, 2004 with the cumulative total return (assuming reinvestment of all dividends) of (i) the Value Line Machinery Index (“Machinery”) and (ii) the Standard & Poor’s 500 Stock Index, for the period December 31, 2004 through December 31, 2009.  The Machinery index is an industry index comprised of 49 companies engaged in manufacturing of machinery and machine parts, a list of which is available from the Company.  The comparison assumes $100 was invested in our common stock and in each of the foregoing indices on December 31, 2004.  We cannot assure you that the performance of the common stock will continue in the future with the same or similar trend depicted on the graph.

Comparison of Five-Year Cumulative Total Return*
NN, Inc., Standard & Poors 500 and Value Line Machinery Index
(Performance Results Through 12/31/09)

$250
$200
$150
$100
$50
$0
NN, Inc.
Standard & Poors 500
Machinery
$195.24
$178.13
$137.00
$108.54
$117.03
$121.16
$113.26
$100.00
$103.00
$99.30
$92.01
$82.47
$77.52
$74.53
$33.21
$19.20
2004
2005
2006
2007
2008
2009

Assumes $100 invested at the close of trading on December 31, 2004 in NN, Inc. common stock, Standard & Poors 500 and Value Line Machinery Index.

*Cumulative total return assumes reinvestment of dividends.

	Cumulative Return
	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
NN, Inc.	82.47	99.30	77.52	19.20	33.21
Standard & Poors 500	103.00	117.03	121.16	74.53	92.01
Machinery	108.54	137.00	195.24	113.26	178.13

The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and depend upon our profitability, financial condition, capital needs, credit agreement restrictions, future prospects and other factors deemed relevant by the Board of Directors.  During the three month period ended December 31, 2008 and the year ended December 31, 2009, we suspended our regular quarterly dividend in order to enhance our liquidity due to the global recession.

The terms of our revolving credit facility and senior notes amended and restated on March 13, 2009, and subsequently amended on March 5, 2010, prohibit the payment of dividends.  For further description of our revolving credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

See Part III, Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2009 Annual Report on Form 10-K for information required by Item 201 (d) of regulation S-K.

Item 5.    Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Company. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, including notes thereto.

(In Thousands, Except Per Share Data)	Year ended December 31,

	2009	2008	2007	2006	2005
Statement of Income Data:
Net sales	$259,383	$424,837	$421,294	$330,325	$321,387
Cost of products sold (exclusive of depreciation shown separately below)	235,466	344,685	337,024	257,703	248,828
Selling, general and administrative expenses	27,273	36,068	36,473	30,008	29,073
Depreciation and amortization	22,186	27,981	22,996	17,492	16,331
(Gain) loss on disposal of assets	493	(4,138)	(71)	(705)	(391)
Impairment of goodwill	--	30,029	10,016	--	--
Restructuring and impairment charges (income), excluding goodwill impairments	4,977	12,036	3,620	(65)	(342)
Income (loss) from operations	(31,012)	(21,824)	11,236	25,892	27,888
Interest expense	6,359	5,203	6,373	3,983	3,777
Other (income) expense	253	(850)	(386)	(1,048)	(653)
Income (loss) before provision (benefit) for income taxes	(37,624)	(26,177)	5,249	22,957	24,764
Provision (benefit) for income taxes	(2,290)	(8,535)	6,422	8,522	9,752
Net income (loss)	$(35,334)	$(17,642)	$(1,173)	$14,435	$15,012

Basic income (loss) per share:
Net income (loss)	$(2.17)	$(1.11)	$(0.07)	$0.84	$0.88

Diluted income (loss) per share:
Net income (loss)	$(2.17)	$(1.11)	$(0.07)	$0.83	$0.87

Dividends declared	$0.00	$0.24	$0.32	$0.32	$0.32
Weighted average number of shares outstanding - Basic	16,268	15,895	16,749	17,125	17,004
Weighted average number of shares outstanding – Diluted	16,268	15,895	16,749	17,351	17,193

As of December 31,

(In Thousands)	2009	2008	2007	2006	2005
Balance Sheet Data:
Current assets	$98,283	$124,621	$138,024	$125,864	$105,950
Current liabilities	68,489	63,355	84,256	74,869	64,839
Total assets	242,652	284,040	350,078	342,701	269,655
Long-term debt	77,558	90,172	100,193	80,711	57,900
Stockholders' equity	76,803	109,759	130,043	133,169	116,074

For the year ended December 31, 2009, the operating results were significantly impacted by the effects of the global recession and related destocking by our customers as our sales decreased 37%, excluding foreign exchange effects, from the year ended December 31, 2008.  Additionally, we incurred $5.0 million in restructuring and impairment charges related to two plant closures and a reduction in force at another manufacturing location.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Risk Factors

See Item 1A. “Risk Factors” for a discussion of risk factors that could materially impact our actual results.

Overview and Management Focus

Our strategy and management focus is based upon the following long-term objectives:

•	Recovery from the global recession of 2008-2009 and rationalization of our manufacturing capacity

•	Growth by taking over the in-house production of components from our global customers, providing a competitive and attractive outsourcing alternative

•	Organic and acquisitive growth of our precision metal components platform

•	Global expansion of our manufacturing base to better address the global requirements of our customers

Management generally focuses on these trends and relevant market indicators:

•	Global industrial growth and economics

•	Global automotive production rates

•	Costs subject to the global inflationary environment, including, but not limited to:

o	Raw material

o	Wages and benefits, including health care costs

o	Regulatory compliance

o	Energy

•	Raw material availability

•	Trends related to the geographic migration of competitive manufacturing

•	Regulatory environment for United States public companies

•	Currency and exchange rate movements and trends

•	Interest rate levels and expectations

Management generally focuses on the following key indicators of operating performance:

•	Sales growth

•	Cost of products sold levels

•	Selling, general and administrative expense levels

•	Net income (loss)

•	Cash flow from operations and capital spending

•	Customer service reliability

•	External and internal quality indicators

•	Employee development

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

Revenue Recognition.  We recognize revenues based on the stated shipping terms with the customer when these terms are satisfied and the risks of ownership are transferred to the customer. We have an inventory management program for certain major Metal Bearing Components Segment customers whereby revenue is recognized when products are used by the customer from consigned stock, rather than at the time of shipment.  Under both circumstances, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sellers’ price is determinable and collectability is reasonably assured.

Accounts Receivable.  Accounts receivable are recorded upon recognition of a sale of goods and ownership and risk of loss is assumed by the customer.  Substantially all of our accounts receivables are due primarily from the core served markets: bearing manufacturers, automotive industry, electronics, industrial, and aerospace.  We recorded $(0.1) million, $0.2 million and $0.5 million of bad debt expense (income) during 2009, 2008 and 2007, respectively.  In establishing allowances for doubtful accounts, we perform credit evaluations of our customers, considering numerous inputs when available including the customers’ financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects.  Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible.  We believe that adequate allowances for doubtful accounts have been provided in the Consolidated Financial Statements, it is possible that we could experience additional unexpected credit losses.

Inventories.  Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventory valuations are developed using normalized production capacities for each of our manufacturing locations.  Abnormal variances from excess capacity or under utilization of fixed production overheads are expensed in the period incurred.  Our inventories are not generally subject to obsolescence due to spoilage or expiring product life cycles.  We assesses inventory obsolescence routinely and record a reserve when inventory items are deemed non recoverable in future periods.  We operate generally as a make-to-order business; however, the Company also stocks products for certain customers in order to meet delivery schedules.  While management believes that adequate write-downs for inventory obsolescence have been made in the Consolidated Financial Statements, we could experience additional inventory write-downs in the future.

Goodwill and Acquired Intangibles.  For new acquisitions, we use estimates, assumptions and appraisals to allocate the purchase price to the assets acquired and to determine the amount of goodwill.  These estimates are based on market analyses and comparisons to similar assets.  Annual tests are required to be performed to assess whether recorded goodwill is impaired.  The annual tests require management to make estimates and assumptions with regard to the future operations of its reporting units, and the expected cash flows that they will generate.  These estimates and assumptions therefore impact the recorded value of assets acquired in a business combination, including goodwill, and whether or not there is any subsequent impairment of the recorded goodwill and the amount of such impairment.

Goodwill is tested for impairment on an annual basis as of October 1 and between annual tests if a triggering event occurs .  The impairment test is performed at the reporting unit level for the one unit that still has goodwill.  U.S. Generally Accepted Accounting Principles (“GAAP”) prescribes a two-step process for testing for goodwill impairments.  The first step is to determine if the carrying value of the reporting unit with goodwill is less than the related fair value of the reporting unit.  The fair value of the reporting unit is determined through use of discounted cash flow methods and market based multiples of earning and sales methods obtained from a grouping of comparable publicly trading companies.  We believe this methodology of valuation is consistent with how market participants would value reporting units.  The discount rate and market based multiples used are specifically developed for the units tested regarding the level of risk and end markets served.  Even though we do use other observable inputs (Level 2 inputs under the US GAAP hierarchy) the calculation of fair value for goodwill would be most consistent with Level 3 under the US GAAP hierarchy.

If the carrying value of the reporting unit is less than fair value of the reporting unit, the goodwill is not considered impaired.  If the carrying value is greater than fair value then the potential for impairment of goodwill exists.  The potential impairment is determined by allocating the fair value of the reporting unit among the assets and liabilities based on a purchase price allocation methodology as if the reporting unit was acquired in a business combination.  The fair value of the goodwill is implied from this allocation and compared to the carrying value with an impairment loss recognized if the carrying value is greater than the implied fair value.

We base our fair value estimates, in large part, on management business plans and projected financial information which are subject to a high degree of management judgment and complexity.  Actual results may differ from these projections and the differences may be material. As of December 31, 2009, the only location where we have a recorded balance of goodwill is at the Pinerolo Plant of the Metal Bearing Components Segment.  There was no impairment to the goodwill balance as the fair value of this reporting unit was estimated as $47,000 which exceeded the carrying value of the reporting unit of $35,900 by $11,100.

Income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Financial statements for the year ended December 31, 2009, reflect full valuation allowances against the deferred tax assets of most of the jurisdictions in which we operate.  During 2009, we recognized tax benefits at only two jurisdictions, the Pinerolo Plant and the Veenendaal Plant.  (See Note 12 of the Notes to Consolidated Financial Statements.)

Impairment of Long-Lived Assets.  Our long-lived assets include property, plant and equipment and certain intangible assets subject to amortization.  The recoverability of the long-term assets is dependent on the performance of the companies which we have acquired or built, as well as the performance of the markets in which these companies operate.  In assessing potential impairment for these assets, we will consider these factors as well as forecasted financial performance based, in large part, on management business plans and projected financial information which are subject to a high degree of management judgment and complexity.    Future adverse changes in market conditions or adverse operating results of the underlying assets could result in having to record additional impairment charges not previously recognized.  (See Notes 5 and 10 of the Notes to Consolidated Financial Statements.)

Pension Obligations.  We use several assumptions in determining our periodic pension and post-retirement expense and obligations which are included in the Consolidated Financial Statements.  These assumptions include determining an appropriate discount rate, rate of benefit increase as well as the remaining service period of active employees.  (See Note 7 of the Notes to Consolidated Financial Statements.)

Results of Operations

The following table sets forth for the periods indicated selected financial data and the percentage of our net sales represented by each income statement line item presented.

	As a Percentage of Net Sales Year ended December 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of product sold (exclusive of depreciation shown separately below)	90.8	81.1	80.0
Selling, general and administrative expenses	10.5	8.5	8.7
Depreciation and amortization	8.6	6.6	5.4
(Gain) loss on disposal of assets	0.2	(1.0)	0.0
Impairment of goodwill	--	7.1	2.4
Restructuring and impairment charges, excluding goodwill impairments	1.9	2.8	0.8
Income (loss) from operations	(12.0)	(5.1)	2.7
Interest expense	2.4	1.2	1.5
Other (income) expense	0.1	(0.2)	(0.0)
Income (loss) before provision (benefit) for income taxes	(14.5)	(6.1)	1.2
Provision (benefit) for income taxes	(0.9)	(2.0)	1.5
Net loss	(13.6)%	(4.1)%	(0.3)%

Off Balance Sheet Arrangements

We have operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates.  The following is a schedule by year of future minimum lease payments as of December 31, 2009 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year (in thousands).

Year ending December 31,

2010	$4,390
2011	3,033
2012	1,594
2013	1,278
2014	1,180
Thereafter	6,245

Total minimum lease payments	$17,720

Sales Concentration

Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 36% of consolidated net sales in 2009.  During 2009, our ten largest customers accounted for approximately 76% of our consolidated net sales.  None of our other customers individually accounted for more than 10% of our consolidated net sales for 2009.  The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and have a corresponding negative impact on our operating profit margin due to operation leverage these customers provide.  This could lead to sales volumes not being high enough to cover our current cost structure or to provide adequate operating cash flows or cause us to incur additional restructuring and/or impairment costs.  Due to a limit on the amount of excess bearing component production capacity in the markets we serve, we believe it would be difficult for any of our top ten customers to change suppliers in the short term.

Certain long-term supply agreements with Schaeffler Group (INA), with SKF to supply precision balls in Europe, and with SKF providing for the purchase of steel rollers and metal retainers manufactured at our Veenendaal Plant have all expired at December 31, 2009.  We are currently supplying product at agreed upon commercial terms, similar to the expired contracts, and anticipate continuing to do so for the foreseeable future.

Economic Impacts on the three and twelve month periods ended December 31, 2009

For the year ended December 31, 2009, our sales decreased approximately 37% due to the effects of the 2008/2009 global recession and related reductions in inventory balances throughout the automotive and industrial supply chains we serve.  During the second half of 2009, we experienced somewhat of a rebound with an approximately 21% increase in sales from the first half of 2009 due primarily to increased order levels by our customers.  In particular, the fourth quarter of 2009 sales levels were 31% higher, excluding foreign exchange effects, than the second quarter of 2009 sales levels, which were the low point of 2009.  During the first half of 2009, sales were down approximately 50% from the corresponding prior year period.

We believe the increase in sales that occurred during the second half of 2009, compared to the level during the first half of 2009 discussed above, was due both to customers adopting more normalized ordering patterns and increased demand in the end markets we serve.  It is unclear what portion of the increase was due to ordering patterns versus demand.  We believe that during 2009, demand for our products has decreased more than actual demand in the end markets we serve.  We refer to this as the “de-stocking effect” and believe it is due to reduction in overall inventory levels throughout the supply chain.  In most cases, we are several tiers down the supply chain from the ultimate consumer.  Thus, we are affected by our customers’ and their customers’ order patterns.  We believe during 2009 that those companies that were higher in the supply chain reduced production and order levels to control their inventory balances.  We are not certain how long this current de-stocking process within the supply chain will last or even if, during the second half of 2009, it has begun to be replaced by more normalized ordering patterns.

The reduction in sales volume was the main cause of the net loss of $35.3 million for the year ended December 31, 2009.  In response to the sales decrease, we focused aggressively on reducing costs and expenses.  However, a significant portion of our cost structure cannot be reduced in the short term.  In particular, at our manufacturing locations in Western Europe, it is very difficult to reduce employment levels in line with reductions in sales and production volumes.  In these locations, we limited production costs by scheduling the production facilities on rolling shutdowns and by temporarily allowing workers to not report to work under existing government programs.   In addition to the reduction in sales volume, the net income of the year ended December 31, 2009 was further impacted by a $7.1 million valuation allowance placed on, and effectively eliminating, all U.S. based deferred tax assets and related current year tax benefits from incurred losses.  Finally, the year ended December 31, 2009 was negatively impacted by the restructuring charges totaling $5.0 million ($4.0 million after tax) related to two plant closures and reduction in labor force at another manufacturing location, as part of our response to reduce fixed cost due to the global recession.

During the year ended December 31, 2009, cost of products sold was 91% of sales.  This is a much higher percentage of sales than in prior years due to the volume losses discussed above.  Returning to a historically normal profitability range wherein cost of products sold is approximately 78% to 80% of sales will depend mostly upon sales volumes returning to normalized levels.  As sales increase, we will be better able to leverage our existing fixed cost base, as discussed above, thus reducing cost of products sold as a percentage of sales.

Additionally, pricing pressures from our customers and competitors and non-material inflation will have, and has had, a negative impact on the relationship of sales to cost of products sold with either selling prices decreasing and/or product cost increasing.  Over the last few years we have combated these negative effects with price increases to selected customers and/or in selected markets and through our formal cost reduction and productivity enhancement program which has more than offset non-material inflation since adoption in 2004.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008.

OVERALL RESULTS
	Consolidated NN, Inc.

(In Thousands of Dollars)	2009	2008	Change
Net sales	$259,383	$424,837	$(165,454)
Foreign exchange effects				(8,297)
Volume				(155,759)
Price				112
Mix				(179)
Material inflation pass-through				(1,331)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	235,466	344,685	(109,219)
Foreign exchange effects				(7,037)
Volume				(96,608)
Cost reduction				(9,224)
Mix				470
Inflation				3,180

Selling, general, and administrative	27,273	36,068	(8,795)
Foreign exchange effects				(835)
Reductions in spending				(7,960)

Depreciation and amortization	22,186	27,981	(5,795)
Foreign exchange effects				(423)
Reduction in expense				(5,372)

Restructuring and impairment charges	4,977	42,065	(37,088)
Interest expense, net	6,359	5,203	1,156
(Gain) loss on disposal of assets	493	(4,138)	4,631
Reduction of unamortized debt issue cost	604	--	604
Other income, net	(351)	(850)	499
Loss before benefit for income taxes	(37,624)	(26,177)	(11,447)
Benefit for income taxes	(2,290)	(8,535)	6,245
Net loss	$(35,334)	$(17,642)	$(17,692)

Net Sales.  The volume losses were due to reductions in end market demand in the markets we serve and due to a reduction in overall inventory within the supply chain as discussed above.  In addition, sales were lower as the value of the Euro relative to the U.S. Dollar has decreased 6% from 2008.  Changes related to price/mix were all normal in nature although such changes had less of an impact given the depressed sales levels.  The impact on sales from material pass through was negative as material prices have decreased since 2008 and these reductions are being passed to our customers.

Cost of Products Sold (exclusive of depreciation and amortization).  The majority of the decreases were due to the same sales volume reductions mentioned above.  In addition, the aforementioned reduction in value of the Euro reduced Euro based production costs relative to the U.S. Dollar.

While many of our production costs adjust with reductions in sales and production, a portion of our production costs are fixed in nature or cannot be reduced without incurring additional significant restructuring costs.  Additionally, current production levels are much lower than our capacity.  Any abnormal costs from under-utilization of capacity and fixed production costs are expensed in the period incurred.  The main driver of the fixed component of costs was labor cost at our Western European manufacturing locations.  We actively reduced labor costs where possible considering local and national labor rules and regulations of the countries in which we operate.  Production costs were further reduced by the effects of planned cost reduction projects.  Despite the lower sales and production levels, we continue to achieve results from planned cost reduction projects at levels consistent with management expectations.

Selling, General and Administrative Expenses.  The majority of the reduction was from wage cost reductions.  The wage cost reductions were achieved through a combination of salary cuts ranging from 10% to 20% for a portion of 2009, elimination of all bonus opportunities for 2009 and headcount reductions.  In addition, discretionary expenses were reduced company wide.

Depreciation and Amortization.   Depreciation and amortization in 2009 was lower than 2008 as 2008 included accelerated depreciation on certain abandoned assets totaling $3.5 million that was a one-time effect to 2008.  Additionally, 2009 depreciation expense was lower from the carry-over effects of the year end 2008 impairments and accelerated depreciation of fixed assets mentioned above.  Finally, 2009 depreciation expense was lower due to reduced levels of spending on capital expenditures in 2009.

Interest expense.  Interest expense was higher due to increases in the interest rate spread charged on our LIBOR credit facility and our senior notes.  The interest rate was increased upon amendment to our credit facilities on March 13, 2009.  In addition, we amortized $0.9 million of additional capitalized loan costs, due to the amended credit facilities, into interest expense during 2009.

Restructuring and impairment charges.  During the year ended December 31, 2009, we incurred $1.1 of restructuring and impairment costs related to the closures of the Kilkenny Plant and the Hamilton Plant and $3.8 million in restructuring charges related to the reduction in labor force at our Veenendaal Plant.  (See Footnote 2 of the Notes to Consolidated Financial Statements).   During the year ended December 31, 2008, goodwill, certain intangible assets, and certain long lived tangible assets were subject to impairment charges of $38.4 million.  In addition, restructuring charges of $2.2 million and impairment charges of $1.4 million on long lived assets were recorded related to the closure of the Kilkenny plant.

Gain on disposal of assets:  During 2008, the Veenendaal Plant (part of the Metal Bearing Components Segment) sold excess land with a book value of $1.6 million for proceeds of $5.6 million and a resulting gain of $4.0 million.

Provision for income taxes. For the year ended December 31, 2009, the difference between the 2008 effective tax rate of 33% and our 2009 effective tax rate of 6% was mainly due to not recognizing the tax benefits incurred during 2009 at our U.S. locations and three of our foreign locations.  We have placed valuation allowances on these deferred tax benefits as the recoverability of these tax benefits in the near future is not certain.  (See Footnote 12 of the Notes to Consolidated Financial Statements).

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2009	2008	Change

Net sales	$183,605	$321,660	$(138,055)
Foreign exchange effects				(8,297)
Volume				(128,097)
Price				(150)
Mix				(490)
Material inflation pass-through				(1,021)

Segment net income (loss)	$(16,108)	$14,647	$(30,755)

The largest sales decrease during 2009 was in our European operations of the segment with a 44% decrease in sales compared to 2008.  The U.S. operations experienced sales reductions averaging 40% compared to 2008 and at our Asia operation sales increased 30% as compared to 2008.  Sales were down in part due to reduced demand in the end markets served by the segment from the global recession.  Additionally, the segment’s sales were reduced due to de-stocking within the supply chain.  The reduction in value of the Euro relative to the U.S. Dollar of 6% further negatively impacted sales by reducing the value of Euro denominated sales at our European operations.  The reduction in sales related to the decrease in cost of material had little impact on segment net loss as these savings were passed on in the form of price decreases to our customers under existing agreements.

The 2008 segment net income includes restructuring and impairment charges, net of tax, of $3.7 million.  Additionally, 2008 segment net income was impacted by a favorable net gain of $1.6 million in non-operating items,  including a $3.0 million after tax gain on sale of excess land and a $1.1 million tax benefit related to reducing certain deferred tax liabilities at our Italian operation under a new Italian tax law.  Partially offsetting these favorable impacts was the accelerated depreciation of certain long-lived tangible assets that were abandoned in the fourth quarter of 2008 totaling $2.5 million after tax.  The 2009 segment net loss was increased by after tax restructuring charges of $4.0 million related to the Kilkenny Plant closure and the reduction in force at our Veenendaal Plant.  Eliminating these restructuring charges and non-operating items, the 2009 segment net loss was $28.9 million unfavorable to the 2008 net income.

The unfavorable impact on segment net income in 2009 was primarily caused by the 40% reduction in sales volume experienced in 2009 and the related production inefficiencies and under-utilization of fixed production costs.  During the second half of 2009, these impacts were not as pronounced given increased sales and production volumes experienced during the second half and due to higher levels of savings from planned cost reduction projects.  The negative effects from the lost sales income and production inefficiencies were partially offset by reductions in salaries, elimination of 2009 bonus opportunities, and reductions in travel and other discretionary costs.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2009	2008	Change

Net sales	$45,003	$64,235	$(19,232)
Volume				$(19,232)

Segment net loss	$(4,391)	$(7,353)	$2,962

The majority of the decrease in sales was due to much lower U.S. automotive and industrial market demand experienced during 2009.  In addition, sales were negatively impacted by de-stocking within the supply chain.

The 2008 segment net loss included $7.8 million of impairment charges, net of tax.  Factoring out the impairment charges, the segment had a net income of $0.4 million.  The reduced sales volume and related production inefficiencies and under-utilization of fixed production costs were the main causes of the segment loss in 2009.  Planned cost reduction projects, net of inflation, and reductions in selling and administration cost partially offset the volume impacts.   Additionally, the segment net loss was increased by $1.5 million as tax benefits from losses incurred in 2009 were not recognized due to valuation allowances being placed on the related deferred tax assets.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2009	2008	Change

Net sales	$30,775	$38,942	$(8,167)
Volume				(8,429)
Price/Mix				262

Segment net loss	$(2,091)	$(17,223)	$15,132

The volume reduction for this segment was also related to lower U.S. automotive and industrial end market demand and lower customer orders from supply chain de-stocking.

The 2008 segment net loss included $16.6 million of impairment charges, net of tax.  Factoring out the impairment charges, the segment incurred a loss of $0.6 million in 2008. Segment net loss in 2009 was negatively affected by the volume decreases and related costs from under-utilization of fixed production cost and manufacturing inefficiencies.  Additionally, the segment net loss was increased by $0.7 million as tax benefits from losses incurred in 2009 were not recognized due to valuation allowances being placed on the related deferred tax assets.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007.

Overview of the Three and Twelve Month Periods Ended December 31, 2008

The three month period ended December 31, 2008 was affected by the sudden and significant reduction in demand for our products in all geographic markets served.  During the fourth quarter of 2008, overall demand was down approximately 30% from 2007 sales levels in the two main geographic markets served, the U.S. and Europe.  Demand was down in both automotive and industrial end markets served by us due to the global economic downturn.  As a result, our total sales were down 29% compared to the same three month period of 2007.

In order to minimize the impact of this unprecedented sales volume reduction, we took actions to reduce costs and conserve cash.  The actions included the reduction of capital expenditures, elimination of discretionary spending, suspension of our regular quarterly dividend, closure of two production facilities, wage and salary reductions and employee layoffs.

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

OVERALL RESULTS

(In Thousands of Dollars)	Consolidated NN, Inc.
	2008	2007	Change
Net sales	$424,837	$421,294	$3,543
Foreign exchange effects				17,575
Volume				(22,536)
Price				1,518
Mix				539
Material inflation pass-through				6,447

Cost of products sold (exclusive of depreciation and amortization shown separately below)	344,685	337,024	7,661
Foreign exchange effects				14,440
Volume				(7,205)
Cost reduction				(12,994)
Mix				687
Inflation				12,733

Selling, general, and administrative	36,068	36,473	(405)
Foreign exchange effects				1,012
Reductions in wage related cost and discretionary spending				(1,417)

Depreciation and amortization	27,981	22,996	4,985
Foreign exchange effects				1,148
Additional depreciation				3,837

Restructuring and impairment charges	42,065	13,636	28,429
Interest expense, net	5,203	6,373	(1,170)
Gain on disposal of assets	(4,138)	(71)	(4,067)
Other income, net	(850)	(386)	(464)
Income (loss) before provision (benefit) for income taxes	(26,177)	5,249	(31,426)
Provision (benefit)for income taxes	(8,535)	6,422	(14,957)
Net loss	$(17,642)	$(1,173)	$(16,469)

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

Cost of Products Sold (exclusive of depreciation and amortization).  As discussed above, the significant sales volume reduction experienced in the three month period ended December 31, 2008 had a major impact on cost of products sold.  The magnitude of the reductions and short period in which the reductions occurred limited our ability to reduce fixed production costs.  We took aggressive actions to reduce costs including drastically reducing plant operating days.  The reduction in cost of products sold directly related to the economic downturn was $14.6 million.  Prior to the fourth quarter, cost of product sold had increased by $7.3 million due to higher sales volume mentioned above.

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

Selling, General and Administrative Expenses.  Spending on wage related costs was substantially reduced in the three month period ended December 31, 2008.  Costs for management bonuses and stock based compensation were reduced due to the fourth quarter 2008 operating performance.  In addition, during the fourth quarter of 2008, most discretionary spending was eliminated.  The increase in the value of Euro denominated costs relative to the U.S. Dollar partially offset the reductions.

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

Restructuring and impairment charges.  During 2008, goodwill, certain intangible assets, and certain long lived tangible assets were subject to impairment charges of $38.4 million.  In addition, restructuring charges of $2.2 million and impairment charges of $1.4 million on long lived assets were recorded related to the closure of the Kilkenny plant.   During 2007, we impaired certain goodwill and fixed asset balances related to the Metal Bearing Components Segment totaling $13.4 million.

Interest expense.   Interest expense was lower in 2008 versus 2007 primarily due to decreases in the base LIBOR interest rate which reduced the cost of borrowing under our variable rate credit agreement and due to debt repayments made in 2008.

Gain on disposal of assets.  During 2008, the Veenendaal Plant (part of the Metal Bearing Components Segment) sold excess land with a book value of $1.6 million for proceeds of $5.6 million and a resulting gain of $4.0 million.

Provision for income taxes.  The year ended December 31, 2008 effective rate of 33% was lower than the year ended December 31, 2007 effective rate of 122%.  The majority of the difference between the 2008 and 2007 rates was with the 2008 impairment losses.  We did not apply valuation reserves to the deferred tax benefits as management believed, at that time, those benefits would be recognized either through realized deferred tax liabilities or from expected future tax deductions.  The 2007 impairment charges had minimal tax benefits due to valuation reserves placed on the deferred tax benefits related to the impairment and severance charges and other related tax benefits as the locations incurring these benefits were not expected to generate significant future taxable income.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2008	2007	Change

Net sales	$321,660	$303,059	$18,601
Foreign exchange effects				17,575
Volume				(7,677)
Price				672
Mix				539
Material inflation pass- through				7,492

Segment net income	$14,647	$4,958	$9,689

The fourth quarter economic downturn led to a reduction in sales volume of $21.5 million.  Prior to the fourth quarter, sales volume had increased in the Metal Bearing Components Segment $13.8 million due to higher demand in North America, Europe and Asia from new programs, market share gains, and strong European and North American industrial end market demand compared to 2007.  Sales were positively affected by the favorable impacts from the rise in value of Euro based sales relative to the U.S. dollar, primarily in the first nine months of the year.  Finally, sales increased due to price increases related to passing through raw material inflation to customers, from price increases given to certain non-contractual customers and favorable product and customer mix.

The 2008 and 2007 segment net incomes include restructuring and impairment charges, net of tax, of $3.7 million and $13.5 million, respectively.  Additionally, 2008 segment net income was impacted by a favorable net $1.6 million in non-operating items.  The first was a $3.0 million after tax gain on sale of excess land.  The second was a $1.1 million tax benefit related to reducing certain deferred tax liabilities at our Italian operation under a new Italian tax law.  Partially offsetting these favorable impacts was the accelerated depreciation of certain long-lived tangible  assets that were abandoned in the fourth quarter of 2008 totaling $2.5 million after tax.

Factoring out the non-operating benefits and restructuring charges above, 2008 segment net income was $1.7 million lower than the prior year.  The 2008 results were negatively impacted by the fourth quarter economic downturn.  As much of the segment's manufacturing cost base is in Western Europe, we have less ability to proactively reduce labor and labor related costs there than in other geographic areas in which we operate due to country and plant specific labor rules. Partially offsetting the fourth quarter decline were planned cost reduction initiatives at all locations, in particular at our Asia and Slovakia operations, which had a positive impact, net of inflation, to segment income.

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

The 2008 segment net loss included $7.8 million of impairment charges, net of tax.  Factoring out the impairment charges, segment net income was favorable to the prior year by $1.9 million.  Despite lower sales volumes, the segment’s net loss decreased primarily due to production efficiencies in labor and manufacturing supplies experienced in 2008 through the application of our Level 3 and other cost improvement programs.  In addition, interest cost was lower for the segment due to positive cash flow and lower base interest rates.

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

Revenues in the Plastic and Rubber Components Segment were down due to lower sales volume to customers that sell products to U.S. automotive manufacturers.  The lower sales were due to a general downturn in that market and due to the effects of a strike at a major U.S. automotive supplier that occurred earlier in the year, which affected several of our customers’ sales volumes.  While the lower sales volumes were occurring during most of 2008 for the segment, the reduction intensified in the fourth quarter of 2008 due to impact from the global recession.  During the fourth quarter, we experienced sales volumes $4.7 million less than the fourth quarter of 2007.

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

 Changes in Financial Condition from December 31, 2008 to December 31, 2009

From December 31, 2008 to December 31, 2009, our total assets and current assets decreased $41.4 million and $26.3 million, respectively.  The appreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total assets and current assets to increase approximately $4.0 million and $1.3 million, respectively, from December 31, 2008.  Excluding the foreign exchange effects, accounts receivable was lower by $1.8 million due to a five day decrease in days sales outstanding at December 31, 2009 from timing of customers collections and reduction in overdue receivables.  Even though sales for 2009 were 37% lower than 2008, fourth quarter 2009 sales levels were slightly higher than fourth quarter 2008 sales levels.  Thus, the large reduction sales volume experienced for the full year of 2009 had little overall effect on the 2009 receivable balance.  The net overdue receivables have fallen from approximately 12% of total accounts receivable at December 31, 2008 to approximately 10% of total accounts receivable at December 31, 2009 due to focused collection activity during 2009 to maximize cash flow and liquidity.  Inventories were lower by $20.3 million from planned reductions in inventory levels in response to the reductions in sales and production volumes and to maximize cash flow and liquidity.  Factoring out foreign exchange effects, property, plant and equipment decreased $18.2 million as year to date capital spending was lower than depreciation and a building and certain machinery with net book values of $1.0 million were disposed of during 2009.

From December 31, 2008 to December 31, 2009, our total liabilities decreased $8.4 million.  The appreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total liabilities to increase approximately $2.4 million from December 31, 2008.  The main driver of the decrease in liabilities was the $10.1 million decrease in total debt from December 31, 2008.  This reduction in debt was achieved by focusing on reductions in working capital, especially inventory, reductions in capital spending, and temporarily eliminating our dividend among other activities to insure liquidity during the global recession.   Excluding the foreign exchange effects, accounts payable was down $2.1 due to timing of payments to certain vendors.  The reductions in total debt and accounts payable were partially offset by the addition of the accrual for restructuring charges at our Veneendaal plant totaling $2.5 million.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $29.8 million at December 31, 2009 as compared to a $61.3 million at December 31, 2008.  The ratio of current assets to current liabilities deceased from 1.97:1 at December 31, 2008 to 1.44:1 at December 31, 2009.  Excluding the current maturities of long-term debt and cash and cash equivalents, working capital decreased by $26.6 million due primarily to the $1.8 million decrease in accounts receivable balances and the $20.3 million decrease in inventory levels offset by the $2.1 million decrease in accounts payable (all discussed above).

Cash flow provided by operations was $14.8 million for 2009 compared with cash flow provided by operations of $27.5 million for 2008.  The unfavorable variance in cash flow provided by operations was due to the large loss incurred in 2009 from the approximately 37% reduction in sales volume.  Partially offsetting this impact were the favorable effects from reducing net working capital in 2009 versus increasing net working capital in 2008.  The working capital reductions, as discussed above, were in response to the approximately 37% reduction in sales volume and for the purpose of maintaining liquidity during the global recession.

During the fourth quarter of 2008, we recorded approximately $39.8 million ($25.8 million after tax) of non-cash impairment costs.  These charges included the full impairment of goodwill at our Precision Metal Components Segment and at our Plastic and Rubber Components Segment, full impairment of the customer relationship intangible in our Precision Metal Components Segment, and the impairment of certain long lived tangible assets at our Precision Metal Components Segment and our Kilkenny Plant.

Liquidity and Capital Resources

During the year ended December 31, 2009, in consideration of the weak overall economic environment, particularly in the automotive and industrial end markets in which we operate, and the resulting significant decline in sales in all operating segments and reduced projected results for future periods, we implemented certain actions to manage our liquidity position.  These actions included:  obtaining amendments to our existing credit agreements to align covenant levels with the expected weaker operating performance in 2009 and 2010, suspending our quarterly dividend to shareholders, reducing capital spending, establishing programs to reduce working capital needs, reducing or eliminating discretionary spending where possible, reducing permanent employment levels, reducing working hours for many facilities, downsizing plant operations and accelerating plant closures.  In addition, we temporarily reduced, for a portion of 2009, the compensation of the Board of Directors and the Chief Executive Officer by 20% and compensation of other managers and employees where legally and contractually possible by 10% to 15%.  We also eliminated any bonus opportunities for 2009.

Amounts outstanding under our $90.0 million credit facility and our $40.0 million senior notes as of December 31, 2009 were $58.4 million and $28.6 million, respectively.  See Note 6 of the Notes to Consolidated Financial Statements.  We were in compliance with all covenants related to the amended and restated $90 million credit facility and the amended and restated $40 million senior notes as of December 31, 2009.

The table below summarizes the financial covenants of the two amended and restated credit agreements applicable to the Company as of December 31, 2009:

Financial Covenants	Required Covenant Level	Actual Covenant Level
Funded indebtedness to capitalization ratio	Not to exceed 0.60 to 1.00	0.54 to 1.00
Minimum EBITDA	EBITDA shall not be less than ($7,842) for the most recently completed four fiscal quarters	(3,993)
Capital expenditures	Not to exceed $3,500 (excluding $935 of capital projects funded by customer advances)	3,320

During the first quarter of 2009, we entered into an amended and restated $90 million revolving credit facility expiring September 2011 with Key Bank as administrative agent.  In addition, we entered into a June 30, 2009 amendment to exclude $0.9 million of capital projects funded by customer advances and to waive a technicality related to a weekly reporting requirement.  The amended agreement was entered into to conform the covenants to our then current outlook for the twelve months from March 31, 2009 through March 31, 2010 in a difficult economic cycle.  In addition to the reduction in availability from $135 million to $90 million, the interest rate was amended to LIBOR plus an applicable margin of 4.0%.  The financial and nonfinancial covenants were also amended to relax certain financial covenants and to secure the facility with assets of the Company in addition to pledges of stock of certain foreign and domestic subsidiaries and guarantees of certain domestic subsidiaries.  Finally, the new agreement placed greater restrictions on our usage of cash flows including prohibiting share repurchases, dividends and investments and/or acquisitions without the approval of credit facility participants and until such time as we meet certain earnings and financial covenant levels.  In addition to these amendments, the loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt.  The facility has a $10 million swing line feature to meet short term cash flow needs.  Any borrowings under this swing line are considered short term.   Costs associated with entering into the revolving credit facility are capitalized and amortized into interest expense over the life of the facility.  As of December 31, 2009 and 2008, $2.1 million and $0.5 million respectively, of net capitalized loan origination costs were on the balance sheet within other non-current assets.  In addition, $0.1 million in unamortized debt issuance cost from the original facility was eliminated during the first quarter of 2009.

During the first quarter of 2009, the senior note agreement was also amended.  The amended agreement was entered into to conform the covenants to our then current outlook for the twelve months from March 31, 2009 through March 31, 2010 in a difficult economic cycle.  The term, principal balance, and principal payment schedule all remain the same as the original agreement.  The interest rate was increased from 4.89% to 8.50%.  In addition, the financial and non-financial covenants were amended and additional collateralization and restrictions on usage of cash flows were added to the agreement in line with the amended $90 million revolving credit facility.  In addition to the amendments, the agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt.  Interest is paid semi-annually and the note matures on April 26, 2014.  As of December 31, 2009, $28.6 million remained outstanding.  Annual principal payments of approximately $5.7 million began on April 26, 2008 and extend through the date of maturity.  We incurred costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes.  The unamortized balance at December 31, 2009 and 2008 was $0.4 million and $0.5 million respectively.  Additionally, $0.5 million in unamortized debt issuance cost from the original issuance was written off in 2009.

During the first quarter of 2010, we amended both the $90 million revolving credit facility and the $40 million senior notes.  The primary purpose of these amendments was to re-establish covenant levels through the expiration of the revolving credit facility in September 2011 to reflect our current business outlook.  The primary financial covenants are the same for both credit agreements through September 2011, the expiration of the revolving credit facility.  After September 2011, the covenants for the senior note agreement revert back the covenants in the original agreement.  It is likely the covenant levels of the senior note agreement for 2012 through 2014 may no longer be appropriate for our business at that time and these covenant levels may need to be renegotiated in the future.

As a result of the amendments, the $90 million revolving credit facility was reduced to $85 million as of the amendment date, and it will reduce further by $1 million at the end of each of the three fiscal quarters beginning with the December 31, 2010 quarter end and ending with the June 30, 2011 quarter end, after which the total commitment will be $82 million.  Neither the commitment amount nor the payment terms of the senior notes were changed.  The amendments provided a restriction on restructuring of foreign subsidiaries and removed certain subsidiaries from participation in the credit agreement.  Also as a result of the amendments, the interest rate was amended to LIBOR plus an applicable margin of 4.75%.  The interest rate on the senior notes was not changed and remains at 8.5%.

The amended financial covenants for both credit facilities for the periods ending March 31, 2010 through September 20, 2011, computed on a “trailing twelve month” basis where applicable, are as follows:

Financial Covenants	Required Covenant Level
Interest coverage ratio
0.42 to 1.00 for the period ending March 31, 2010; 0.95 to 1.00 for the period ending June 30, 2010; 1.57 to 1.00 for the period ending September 30, 2010; 1.71 to 1.00 for the period ending December 31, 2010; 2.23 to 1.00 for the period ending March 31, 2011 and 2.76 for each period ending June 30, 2011 and thereafter.

Funded indebtedness to capitalization ratio
0.60 to 1.00 through June 29, 2010; 0.61 to 1.00 on June 30, 2010 through September 29, 2010; 0.62 to 1.00 on September 30, 2010 through March 30, 2011; 0.61 to 1.00 on March 31, 2011 through June 29, 2011 and 0.60 to 1.00 on June 30, 2011 and thereafter.

Leverage ratio
6.50 to 1.00 for the period ending September 30, 2010; 5.57 to 1.00 for the period ending December 31, 2010; 3.94 to 1.00 for the period ending March 31, 2011; and 2.77 to 1.00 for the period ending June 30, 2011.

Minimum EBITDA
$603 for the most recently completed four fiscal quarters ending March 31, 2010; $7,245 for the most recently completed four fiscal quarters ending June 30, 2010; $15,106 for the most recently completed four fiscal quarters ending September 30, 2010;  $17,623 for the most recently completed four fiscal quarters ending December 31, 2010; $24,904 for the most recently completed four fiscal quarters ending March 31, 2011; and $32,077 for the most recently completed four fiscal quarters ending June 30, 2011 and thereafter.

Capital expenditures
$5,015 for the fiscal quarter ending March 31, 2010; $8,178 on a cumulative basis for the two fiscal quarter period ending June 30, 2010; $12,867 on a cumulative basis for the three fiscal quarter period ending September 30, 2010; $16,705 on a cumulative basis for the four fiscal quarter period ending December 31, 2010; $2,637 for the fiscal quarter ending March 31, 2011 and $5,274 on a cumulative basis for the two fiscal quarter period ending June 30, 2011.

Minimum asset coverage ratio	The company shall not suffer or permit as of the last day of any fiscal quarter the minimum asset coverage ratio to be less than 1.05 to 1.00

*These covenant levels are not applicable at December 31, 2009, but are presented here for informational purposes.

In relation to entering into the amended and restated credit agreements mentioned above, we forecasted improved levels of revenue and cash flow from 2009 based on our recent sales levels, current economic conditions, published economic forecasts and input from our major customers.  However, the forecasted sales levels are below sales levels achieved during 2008.  These forecasts were used to set new financial and operating covenants in our amended credit facilities through the end of the credit agreement in September 2011.  However, further deterioration of market conditions and sales levels beyond those reflected on our forecasts for revenue and cash flow could result in us failing to meet these covenants, which could cause a material adverse impact on our liquidity and financial position.  We can provide no assurances we will be in compliance with the covenants, as amended March 5, 2010, during future periods.

Even though we have sufficient availability to borrow under our existing credit agreements at this time, we have experienced a significant loss of revenue and have sustained significant losses of income during the global economic recession that began to impact us in the fourth quarter of 2008 and is continuing as of the date of this report.   As a result, we have sustained a significant weakening of our financial condition.  Additionally, we are dependent on the continued provision of financing from our revolving credit lenders and our fixed rate lender in order to remain solvent.  The lenders have set revised covenant levels, through September 2011, that provide little flexibility in the case we do not meet our projections (although at the date of this report we are in compliance with all such covenants).  Failure to achieve results in line with our projections could limit the amount we can borrow under the agreements even if we are not in default.  There is a substantial risk that if projections are not achieved, the lenders may not amend the credit agreements, which would accelerate the due date of the loans, putting us in default.  We believe that it is unlikely that new lenders could be found to replace the existing lenders in case of an uncured default.  In such situation, we would be technically insolvent and would need to seek a recapitalization of the Company.  If such transaction could not be successfully completed, we would most likely have to file for protection under bankruptcy laws in the U.S. and other jurisdictions.  Although we believe that fundamental business prospects for the Company are positive, there can be no assurance that the current financial projections can be met or that recapitalization could be achieved.

Prior to the first quarter 2009 credit agreement amendments , cash generated by foreign subsidiaries had been used primarily for general purposes including investments in property, plant and equipment and prepayment of the former Euro term loan.  With the 2009 credit amendments, discussed above, the majority of the foreign subsidiaries are now direct borrowers under the credit facilities.  As such, it is anticipated that a portion of future foreign earnings will be used to repay the existing loans.  The remaining undistributed foreign earnings are deemed to be permanently reinvested.

Our arrangements with our domestic customers typically provide that payments are due within 30 to 60 days following the date of our shipment of goods, while arrangements with foreign customers of our domestic business (other than foreign customers that have entered into an inventory management program with us) generally provide that payments are due within 60 to 120 days following the date of shipment.  Under the Metal Bearing Components Segment’s inventory management program with certain European customers, payments typically are due within 30 days after the customer uses the product.   Our arrangements with European customers regarding due dates vary from 30 to 90 days following date of sale with an average of approximately 55 days outstanding.  Our sales and receivables can be influenced by seasonality due to our relative percentage of European business coupled with many foreign customers slowing production during the month of August.  For information concerning our quarterly results of operations for the years ended December 31, 2009 and 2008, see Note 15 of the Notes to Consolidated Financial Statements.

We invoice and receive payment from many of our customers in Euro as well as other currencies.  Additionally, we are party to various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. Dollar.  In 2009, the fluctuation of the Euro against the U.S. Dollar negatively impacted sales and net loss.  As a result of these sales, loans, payables and receivables, our foreign exchange transaction and translation risk has increased.  Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs.  As of December 31, 2009, no currency hedges were in place.  In addition, a strengthening of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 36% of consolidated net sales in 2009.  During 2009, our ten largest customers accounted for approximately 76% of our consolidated net sales.  None of our other customers individually accounted for more than 10% of our consolidated net sales for 2009.  The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and have a corresponding negative impact on our operating profit margin due to operation leverage these customers provide.  This could lead to sales volumes not being high enough to cover our current cost structure or provide adequate operating cash flows or cause us to incur additional restructuring and impairment cost.  Due to a limit on the amount of excess bearing component capacity, in the markets we serve, we believe it would be difficult for any of our top ten customers to change suppliers in the short term.

During 2009, we spent approximately $4.3 million on capital expenditures.    During 2010, we plan to spend approximately $16.7 million on capital expenditures, the majority of which is related to new or expanded business.  We believe that funds generated from operations and borrowings will be sufficient to finance our working capital needs and projected capital expenditure requirements through the next twelve months.

Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our Eltmann Plant could reach a point of technical insolvency or illiquidity within the next 12 to 24 months.  If this occurs, local laws could require the subsidiary to file for bankruptcy unless the Company provides additional support in the form of financial guarantees or additional funding of operations.  During the first quarter of 2010, the company took certain actions in this regard including subordination of certain intercompany obligations and committing to additional equity contributions under certain circumstances.  If in the future the Eltmann Plant should be required to file for bankruptcy, the Company could potentially lose the value of the net assets of Eltmann of approximately $0.1 million at December 31, 2009.  The Company believes that in the event of bankruptcy, there could be a temporary disruption of normal product flow to customers, but that it is unlikely that such an event would have a long-term significant impact given the current level of excess capacity within the Company’s European plants.

During the first quarter of 2010, we announced the closure of the Tempe Plant.  The Tempe Plant was acquired in the 2006 acquisition of Whirlaway and had sales of approximately $12.0 million for calendar year 2009. The closing will impact approximately 130 employees.  Current economic conditions coupled with the long-term manufacturing strategy for our Whirlaway business necessitated a consolidation of our manufacturing resources in Ohio. We expect to incur cash charges of approximately $2.5 million in severance, equipment relocation and other closing costs during 2010 related to this closure.  In addition, we expect to incur up to $3.0 million in accelerated depreciation during 2010 related to machinery that will be abandoned as part of the closure.  As of December 31, 2009, the total net assets of this location were $7.9 million.  We do not anticipate any other potential impairment of the remaining fixed assets which will be relocated to our other plants.

The table below sets forth our contractual obligations and commercial commitments as of December 31, 2009 (in thousands):

	Payments Due by Period
Certain Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt including current portion	$86,963	$9,405	$66,128	$11,430	$--
Expected interest payments	10,350	4,834	4,717	799	--
Operating leases	17,720	4,390	4,627	2,458	6,245
Capital leases	4,181	266	531	531	2,853
Expected pension contributions and benefit payments	2,831	198	460	534	1,639
Other long-term obligations (1)	38,000	38,000	--	--	--
Total contractual cash obligations	$160,045	$57,093	$76,463	$15,752	$10,737

     (1)   Other Long-Term Obligations consists of steel purchase commitments at our European operations (See Note 14 of the Notes to Consolidated Financial Statements.)

We have approximately $1.7 million in unrecognized tax benefits and related penalties and interest accrued within the liabilities section of our balance sheet.  We are unsure when or if at all these amounts might be paid to U.S. and/or foreign taxing authorities.  Accordingly, these amounts have been excluded from the table above.  See Note 12 in the Notes to Consolidated Financial Statements for additional details.

Functional Currencies

We currently have operations in Slovakia, Germany, Italy and The Netherlands, all of which are Euro participating countries. Each of our European facilities sell product to customers in many of the Euro participating countries.  The Euro has been adopted as the functional currency at all locations in Europe.  The functional currency of NN Asia is the Chinese Yuan.

Seasonality and Fluctuation in Quarterly Results

Our net sales historically have been seasonal in nature, due to a significant portion of our sales being to European customers that significantly slow production during the month of August.  For information concerning our quarterly results of operations for the years ended December 31, 2009 and 2008, see Note 15 of the Notes to Consolidated Financial Statements.

Inflation and Changes in Prices

The cost base of our operations has been materially affected by steel inflation during recent years, but due to the ability to pass on this steel inflation to our customers the overall financial impact has been minimized.  The prices for steel, engineered resins and other raw materials which we purchase are subject to material change.  Our typical pricing arrangements with steel suppliers are subject to adjustment every six months.  We typically reserve the right to adjust product prices periodically in the event of changes in our raw material costs.  In the past, we have been able to minimize the impact on our operations resulting from the steel price fluctuations by taking such measures.

Recently Issued Accounting Standards

The FASB issued guidance on business combinations, effective January 1, 2009, which retains the fundamental requirements that the acquisition method of accounting be used for all business combinations.  However, the new guidance provides for the following:  an acquirer will record 100% of assets and liabilities of an acquired business, including goodwill, at fair value, regardless of the level of interest acquired; certain contingent assets and liabilities will be recognized at fair value at the acquisition date; contingent consideration will be recognized at fair value on the acquisition date with changes in fair value to be recognized in earnings upon settlement; acquisition-related transaction and restructuring costs will be expensed as incurred; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and when making adjustments to finalize preliminary accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date.  This new guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

Item 6A.                      Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to our outstanding debt balances as well as transacting in various foreign currencies.  To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks.  We are exposed to changes in interest rates primarily as a result of our borrowing activities.  At December 31, 2009, we had $28.6 million of fixed rate senior notes outstanding and $58.4 million outstanding under the variable rate revolving credit facilities.  At December 31, 2009, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.6 million.  The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates.  Our Metal Bearing Component Segment invoices and receives payment in currencies other than the U.S. Dollar including the Euro.  Additionally, we participate in various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. Dollar.  In 2009, the fluctuation of the Euro against the U.S. Dollar negatively impacted revenue and net loss but positively impacted assets and liabilities.  To help reduce exposure to foreign currency fluctuation, we have incurred debt in Euros in the past and have, from time to time, used foreign currency hedges to hedge currency exposures when these exposures meet certain discretionary levels.  We did not use any currency hedges in 2009, nor did we hold a position in any foreign currency hedging instruments as of December 31, 2009.

Item 7.                                Financial Statements and Supplementary Data

Index to Financial Statements

Financial Statements                                                Page

Report of Independent Registered Public Accounting Firm................................................................................................................................................... 38

Consolidated Balance Sheets at December 31, 2009 and 2008  ............................................................................................................................................... 39

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the years ended December 31, 2009, 2008 and 2007             ................................................................................................................................................ 40

Consolidated Statements of Changes in Stockholders’ Equity for the

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NN, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of NN, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
March 31, 2010

NN, Inc.
Consolidated Balance Sheets
December 31, 2009 and 2008
(In thousands)

Assets	2009	2008
Current assets:
Cash and cash equivalents	$8,744	$11,052
Accounts receivable, net	49,412	50,484
Inventories, net	33,275	53,173
Income tax receivable	3,196	2,565
Other current assets	3,656	5,858
Current deferred tax asset	--	1,489
Total current assets	98,283	124,621

Property, plant and equipment, net	129,715	145,690
Goodwill, net	9,278	8,908
Intangible assets, net	1,506	2,098
Non current deferred tax assets	260	993
Other non-current assets	3,610	1,730
Total assets	$242,652	$284,040

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,048	$39,415
Accrued salaries, wages and benefits	14,469	12,745
Current maturities of long-term debt	9,405	6,916
Current portion of obligation under capital lease	266	266
Other liabilities	6,301	4,013
Total current liabilities	68,489	63,355

Non-current deferred tax liability	3,558	4,939
Long-term debt, net of current portion	77,558	90,172
Accrued pension	14,308	13,826
Obligation under capital lease, net of current portion	1,820	1,872
Other non-current liabilities	116	117
Total liabilities	165,849	174,281

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Common stock - $0.01 par value, authorized 45,000 shares, issued and outstanding 16,268 in 2009 and 2008.	163	163
Additional paid-in capital	49,861	49,524
Retained earnings	259	35,593
Accumulated other comprehensive income	26,520	24,479
Total stockholders’ equity	76,803	109,759
Total liabilities and stockholders’ equity	$242,652	$284,040

See accompanying notes to consolidated financial statements

NN, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, 2009, 2008 and 2007
(In thousands, except per share data)

	2009	2008	2007

Net sales	$259,383	$424,837	$421,294
Cost of products sold (exclusive of depreciation shown separately below)	235,466	344,685	337,024
Selling, general and administrative	27,273	36,068	36,473
Depreciation and amortization	22,186	27,981	22,996
(Gain) loss on disposal of assets	493	(4,138)	(71)
Impairment of goodwill	--	30,029	10,016
Restructuring and impairment charges, excluding goodwill impairments	4,977	12,036	3,620
Income (loss) from operations	(31,012)	(21,824)	11,236

Interest expense	6,359	5,203	6,373
Reduction of unamortized debt issue cost	604	--	--
Other income	(351)	(850)	(386)
Income (loss) before provision (benefit) for income taxes	(37,624)	(26,177)	5,249
Provision (benefit) for income taxes	(2,290)	(8,535)	6,422
Net loss	$(35,334)	$(17,642)	$(1,173)

Other comprehensive income (loss):
Actuarial gain (loss) recognized in change of projected benefit obligation (net of tax of $0, $0 and 248, respectively)	(315)	(58)	656
Foreign currency translation gain (loss)	2,356	(3,232)	11,764
Comprehensive income (loss)	$(33,293)	$(20,932)	$11,247

Basic loss per share:
Net loss	$(2.17)	$(1.11)	$(0.07)
Weighted average shares outstanding	16,268	15,895	16,749

Diluted loss per share:
Net loss	$(2.17)	$(1.11)	$(0.07)
Weighted average shares outstanding	16,268	15,895	16,749
Cash dividends per common share	$0.00	$0.24	$0.32

See accompanying notes to consolidated financial statements

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2009, 2008 and 2007
(In thousands)

	Common Stock				Accumulated
	Number		Additional		Other
	of	Par	paid in	Retained	Comprehensive
	Shares	Value	capital	Earnings	Income	Total

Balance, December 31, 2006	16,842	$169	$53,473	$64,178	$15,349	$133,169

Shares issued	24	--	292	--	--	292
Net loss	--	--	--	(1,173)	--	(1,173)
Amortization of restricted stock awards	--	--	309	--	--	309
Forfeiture of restricted stock	(3)	--	--	--	--	--
Repurchase of outstanding shares	(1,008)	(10)	(9,712)	--	--	(9,722)
Stock option expense	--	--	670	--	--	670
Dividends declared	--	--	--	(5,322)	--	(5,322)
Effect of adoption of FIN 48	--	--	--	(600)	--	(600)
Actuarial gain recognized in change of projected benefit obligation (net of tax $248)	--	--	--	--	656	656
Financial statement translation gain	--	--	--	--	11,764	11,764

Balance, December 31, 2007	15,855	$159	$45,032	$57,083	$27,769	$130,043
Shares issued	498	5	3,857	--	--	3,862
Tax benefit on options exercised	--	--	1,197	--	--	1,197
Net loss	--	--	--	(17,642)	--	(17,642)
Restricted stock awards expense	--	--	(196)	--	--	(196)
Stock option expense	--	--	647	--	--	647
Dividends declared	--	--	--	(3,848)	--	(3,848)
Financial statement translation loss	--	--	--	--	(3,232)	(3,232)
Actuarial loss recognized in change of projected benefit obligation (net of tax $0)	--	--	--	--	(58)	(58)
Repurchase of shares	(85)	(1)	(1,013)	--	--	(1,014)

Balance, December 31, 2008	16,268	$163	$49,524	$35,593	$24,479	$109,759
Net loss	--	--	--	(35,334)	--	(35,334)
Stock option expense	--	--	337	--	--	337
Actuarial loss recognized in change of projected benefit obligation (net of tax $0)	--	--	--	--	(315)	(315)
Financial statement translation gain	--	--	--	--	2,356	2,356
Balance, December 31, 2009	16,268	$163	$49,861	$259	$26,520	$76,803
See accompanying notes to consolidated financial statements

NN, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(In thousands)
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(35,334)	$(17,642)	$(1,173)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,186	27,981	22,996
Amortization of debt issue costs	1,147	244	219
(Gain) loss on disposals of property, plant and equipment	493	(4,138)	(71)
Allowance for doubtful accounts	(119)	239	496
Compensation expense from issuance of restricted stock and incentive stock options	337	451	979
Deferred income tax expense (benefit)	841	(14,558)	(1,183)
Capitalized interest and non cash interest and other expenses	157	176	66
Non-cash restructuring and impairment charges	2,853	41,784	13,426
Write-off of unamortized debt issue costs	604	--	--
Changes in operating assets and liabilities:
Accounts receivable	1,481	12,521	(837)
Inventories	20,318	(2,095)	(5,974)
Income tax receivable	(631)	(2,565)	--
Other current assets	1,821	578	260
Other assets	(355)	(123)	801
Accounts payable	(2,128)	(10,875)	(5,533)
Other liabilities	1,118	(4,467)	(2,878)
Net cash provided by operating activities	14,789	27,511	21,594

Cash flows from investing activities:
Cash paid to acquire business, net of cash received	--	--	(94)
Acquisition of property, plant and equipment	(4,255)	(18,498)	(18,856)
Proceeds from disposals of property, plant and equipment	521	5,778	74
Acquisition of intangible asset	--	--	(173)
Net cash used by investing activities	(3,734)	(12,720)	(19,049)

Cash flows from financing activities:
Proceeds from long-term debt	--	--	26,400
Debt issue costs paid	(3,293)	(35)	(251)
Proceeds from bank overdrafts	--	--	612
Repayment of long-term debt	(12,614)	(9,714)	--
Proceeds (repayment) of short-term debt, net	2,850	(4,034)	4,610
Proceeds from issuance of stock and exercise of stock options	--	3,862	292
Cash dividends paid	--	(3,848)	(5,322)
Other financing activity	(51)	(46)	(38)
Payment of related party debt	--	--	(18,638)
Repurchase of common stock	--	(1,014)	(9,722)
Net cash used by financing activities	(13,108)	(14,829)	(2,057)

Effect of exchange rate changes on cash flows	(255)	(1,939)	860
Net change in cash and cash equivalents	(2,308)	(1,977)	1,348
Cash and cash equivalents at beginning of period	11,052	13,029	11,681
Cash and cash equivalents at end of period	$8,744	$11,052	$13,029

Supplemental schedule of non-cash investing and financing activities:
Restricted stock expense (income) ($0 in 2009, $(196) in 2008, and $309 in 2007) and stock option expense ($337 in 2009, $647 in 2008, and $670 in 2007) included in stockholders’ equity	$337	$451	$979
Windfall tax benefits on incentive stock options	$--	$1,216	$8
Reduced note payable to customer with offsetting reduction to accounts receivable ($411 in 2009, $1,384 in 2008 and $1,390 in 2007) and an increase to interest expense ($50 in 2009, $176 in 2008 and $186 in 2007)	$361	$1,208	$1,204
Adjusted the goodwill balance related to Whirlaway acquisition for final fair value of assets and liabilities acquired.	--	--	$1,828
Increase in unrecognized tax benefits upon the adoption of FIN 48 charged to beginning retained earnings	--	--	$600

Cash paid for interest and income taxes was as follows:
Interest	$4,678	$4,937	$6,174
Income taxes	$353	$8,024	$8,404

Income tax refunds received from taxing authorities	$2,653	$--	$--
See accompanying notes to consolidated financial statements

1)    Summary of Significant Accounting Policies and Practices

(a)	Description of Business

NN, Inc. (the “Company”) is a manufacturer of precision balls, cylindrical and tapered rollers, bearing retainers, plastic injection molded products, precision bearing seals and precision metal components. The Company’s balls, rollers, retainers, and bearing seals are used primarily in the domestic and international anti-friction bearing industry. The Company’s plastic injection molded products are used in the bearing components, automotive components, electronic instrument cases and other molded components used in a variety of applications. The precision metal components products are used in the HVAC, automotive, and appliance industries.

Beginning in the fourth quarter of 2008 and continuing during the year ended December 31, 2009, in consideration of the weak overall economic environment (particularly in the automotive and industrial end markets in which the Company operates) and the resulting significant decline in sales in all operating segments and reduced projected results for future periods, we implemented certain actions to manage our liquidity position.  These actions included:  obtaining amendments to our existing credit agreements to align covenant levels with the expected weaker operating performance over 2009 and 2010, suspending our quarterly dividend to shareholders, reducing capital spending, establishing programs to reduce working capital needs, reducing or eliminating discretionary spending where possible, reducing permanent employment levels, reducing working hours for many facilities, downsizing plant operations and accelerating plant closures.  In addition, for a portion of 2009, we reduced the compensation of the Board of Directors and the Chief Executive Officer by 20% and the compensation of other managers and employees where legally and contractually possible by 10% to 15%.  We also eliminated any bonus opportunities for 2009.

We have experienced a significant loss of revenue and have sustained significant losses of income during the global economic recession that began to impact the Company in the fourth quarter of 2008 and is continuing as of the date of this report.   As a result, we have sustained a significant weakening of our financial condition.  Additionally, we are dependent on the continued provision of financing from our revolving credit lenders and our fixed rate lender in order to remain solvent.  The lenders have set revised covenant levels, through September 2011, that provide little flexibility in the case that our projections are not met (although at the date of this report we are in compliance with all such covenants).  There is a substantial risk that if projections are not achieved, the lenders may not amend the credit agreements, which would accelerate the due date of the loans, putting the Company in default.  We believe that it is unlikely that new lenders could be found to replace the existing lenders in case of an uncured default.  In such situation, the Company would be technically insolvent and would need to seek a recapitalization of the Company.  If such transaction could not be successfully completed, the Company would most likely have to file for protection under bankruptcy laws in the U.S. and other jurisdictions.  Although management believes that fundamental business prospects for the Company are positive, there can be no assurance that the current financial projections can be met or that recapitalization could be achieved.

(b)	Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

(c)	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Our policy is to expense abnormal amounts of idle facility expense, freight, handling cost, and waste.  In addition, we allocate fixed production overheads based on the normal capacity of our facilities.  During 2009, the inventory valuations were developed using normalized production capacities for each of our manufacturing locations and the costs from excess capacity or under-utilization of fixed production overheads were expensed in the period incurred and are not included as a component of inventory valuation.

Inventories also include tools, molds and dies in progress that we are producing and will ultimately sell to our customers.  This activity is principally related to our Plastic and Rubber Components and Precision Metal Components Segments.  These inventories are carried at the lower of cost or market.

(d)	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Assets to be disposed of are stated at lower of depreciated cost or fair market value less estimated selling costs. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When a property item is retired, its cost and related accumulated depreciation are removed from the property accounts and any gain or loss is recorded in the statement of operations.  The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  During the years ended December 31, 2009, 2008 and 2007, the Company recorded impairment charges of $235, $4,197, and $3,410, respectively (See Notes 2 and 5 for further details).  Property, plant and equipment includes tools, molds and dies principally used in our Plastic and Rubber Components and Precision Metal Components Segments that are the property of the Company.

Depreciation is provided on the straight-line method over the estimated useful lives of the depreciable assets for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes.  In the event we abandon and cease to use certain property, plant, and equipment, depreciation estimates are revised and, in most cases, depreciation expense will be accelerated to reflect the shorten useful live of the asset.  During the year ended December 31, 2008, we recognized $3,509 in accelerated depreciation for property, plant and equipment that was abandoned and ceased to be used. (See Note 5).

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

    (f)        Accounts Receivable

Accounts receivable are recorded upon recognition of a sale of goods and ownership and risk of loss is assumed by the customer.  Substantially all of the Company’s accounts receivable are due primarily from the core served markets: bearing manufacturers, automotive industry, electronics, industrial, agricultural and aerospace.  We experienced $(0.1) million, $0.2 million, and $0.5 million of bad debt expense (income) during 2009, 2008 and 2007, respectively.  In establishing allowances for doubtful accounts, we perform credit evaluations of our customers, considering numerous inputs when available including the customers’ financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects.  Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible.

(g)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The year ended December 31, 2009 financial statements reflect full valuation allowances against the net deferred tax assets of all our U.S. operations, and our German, Slovakian, and Chinese operations.  Based on recent negative financial performance at these locations, we determined that there is a likelihood these locations. We would be unable to generate sufficient profits in the near future to allow realization of existing deferred tax assets.

  (h)         Net Income (Loss) Per Common Share

Basic earnings per share reflect reported earnings divided by the weighted average number of common shares outstanding. Diluted earnings per share include the effect of dilutive stock options, unvested restricted stock, and the respective tax benefits, unless inclusion would not be dilutive.

(i)    Stock Incentive Plan

The cost of the options and restricted stock awards are expensed as compensation expense over the vesting periods based on the fair value at the grant date.  (See Note 8)  We use a financial pricing model, the Black Sholes model, to determine the fair value of our stock options as our options are not traded in open markets.

The Company accounts for restricted stock awards by recognizing compensation expense ratably over the vesting period as specified in the award.  Compensation expense to be recognized is based on the stock price at date of grant.

    (j)        Principles of Consolidation

The Company’s consolidated financial statements include the accounts of NN, Inc. and its subsidiaries.  All of the Company’s subsidiaries are 100% owned and all are included in the consolidated financial statements for the years end December 31, 2009, 2008, and 2007.  All significant inter-company profits, transactions, and balances have been eliminated in consolidation.

(k)      Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries are translated at current exchange rates, while revenue, costs and expenses are translated at average rates prevailing during each reporting period.  Translation adjustments arising from the translation of foreign subsidiary financial statements are reported as a component of other comprehensive income and accumulated other comprehensive income within stockholders’ equity.  In addition, transactions denominated in foreign currencies are initially recorded at the current exchange rate at the date of the transaction.  The balances are adjusted to the current exchange rate as of each balance sheet date and as of the date when the transaction is consummated.  Any transaction gains or losses are expensed in either cost of products sold or selling, general and administrative lines in the Consolidated Statement of Operations and Comprehensive Income (Loss) as incurred.

(l)	Goodwill and Other Indefinite Lived Intangible Assets

The Company recognizes the excess of the purchase price of an acquired entity over the fair value of the net identifiable assets as goodwill.  Goodwill is tested for impairment on an annual basis as of October 1 and between annual tests if a triggering event occurs.  The impairment test is performed at the reporting unit level for the one unit that still has goodwill.  U.S. GAAP prescribes a two-step process for testing for goodwill impairments.  The first step is to determine if the carrying value of the reporting unit with goodwill is less than the related fair value of the reporting unit.  The fair value of the reporting unit is determined through use of discounted cash flow methods and market based multiples of earning and sales methods obtained from a grouping of comparable publicly trading companies.  We believe this methodology of valuation is consistent with how market participants would value reporting units.  The discount rate and market based multiples used are specifically developed for the units tested regarding the level of risk and end markets served.  Even though we do use other observable inputs (Level 2 inputs under the US GAAP hierarchy) the calculation of fair value for goodwill would be most consistent with Level 3 under the US GAAP hierarchy.

If the carrying value of the reporting unit is less than fair value of the reporting unit, the goodwill is not considered impaired.  If the carrying value is greater than fair value then the potential for impairment of goodwill exists.  The potential impairment is determined by allocating the fair value of the reporting unit among the assets and liabilities based on a purchase price allocation methodology as if the reporting unit was acquired in a business combination.  The fair value of the goodwill is implied from this allocation and compared to the carrying value with an impairment loss recognized if the carrying value is greater than the implied fair value.

We base our fair value estimates, in large part, on management business plans and projected financial information which are subject to a high degree of management judgment and complexity.  Actual results may differ from these projections and the differences may be material.

Our indefinite lived intangible asset is accounted for similarly to goodwill.  This asset is tested for impairment at least annually by comparing the fair value to the carrying value, using the relief from royalty rate method, and if the fair value is less than the carrying value, an impairment charge is recognized for the difference.

(m)	Definite Lived Intangible Assets

The Company recognizes an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being divided or separated from the acquired entity or sold, transferred, licensed, rented, or exchanged, whether individually or in combination with a related contract, asset or liability.  An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite.  The Company reviews the lives of intangible assets each reporting period and, if necessary, recognizes impairment losses if the carrying amount of an intangible asset is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. (See Notes 2 and 10).

(n)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived tangible and intangible assets subject to amortization are tested for recoverability when changes in circumstances indicate the carrying value of these assets may not be recoverable.   A test for recoverability is also performed when management has committed to a plan to dispose of a reporting unit or asset group.   Assets to be held and used are tested for recoverability when indications of impairment are evident.  Recoverability of a long-lived tangible and intangible asset is evaluated by comparing its carrying value to the future estimated undiscounted cash flows expected to be generated by the asset or asset group.  If the asset is not recoverable the asset is considered impaired and adjusted to fair value which is then depreciated/amortized over its remaining useful live. Assets to be disposed of are carried at the lesser of carrying value or fair value less costs of disposal. (See Notes 2, 5 and 10).

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

(p)	Fair Value Measurements

On January 1, 2008, we adopted the provision of U.S. GAAP that pertains to recording financial liabilities subject to recurring fair value measurement at the price that would be paid to transfer a liability in an orderly transaction between market participants.  However, at that time we elected not to adopt the fair value method of accounting for our existing financial liabilities. On January 1, 2009, we began recording all non-financial assets and liabilities (principally goodwill and long lived tangible and intangible assets) subject to fair value measurement under the same principles.  These fair value principles prioritize valuation inputs across three broad levels.  Level 1inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company's assumptions used to measure assets and liabilities at fair value.  An asset or liability's classification within the various levels is determined based on the lowest level input that is significant to the fair value measurement.

(q)	Recently Issued Accounting Standards

The FASB issued guidance on business combinations, effective January 1, 2009, which retains the fundamental requirements that the acquisition method of accounting be used for all business combinations.  However, the new guidance provides for the following:  an acquirer will record 100% of assets and liabilities of acquired business, including goodwill, at fair value, regardless of the level of interest acquired; certain contingent assets and liabilities will be recognized at fair value at the acquisition date; contingent consideration will be recognized at fair value on the acquisition date with changes in fair value to be recognized in earnings upon settlement; acquisition-related transaction and restructuring costs will be expensed as incurred; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and when making adjustments to finalize preliminary accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date.  This new guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

2)	Impairment of Goodwill and Restructuring and Impairment Charges, excluding Goodwill Impairments

Below is a summary of all the impairment and restructuring charges reported in the Consolidated Statement of Operations and Comprehensive Income (Loss) during the years ended December 31, 2009, 2008, and 2007:

(In Thousands of Dollars)	2009	2008	2007
Impairment of goodwill	$--	$30,029	$10,016

Impairment of intangible assets	$--	$5,592	$--
Impairment of tangible assets	235	4,197	3,410
Restructuring charges	4,742	2,247	210
Restructuring and impairment charges, excluding goodwill impairment	$4,977	$12,036	$3,620

The above charges are discussed in detail below.

Restructuring Activity

On November 26, 2008, we announced the closure of our Kilkenny Plant.  The closure was part of our long term strategy to rationalize our European operations.  We view the rationalization of manufacturing operations in Europe as a necessary action to adjust our global manufacturing capacity to current and long term market requirements.  The closure affected 68 employees and was completed during 2009.  We recorded restructuring charges during the fourth quarter of 2008 of $2,247 related to severance and other employment cost for the 68 employees.   Additionally, we incurred $763 in restructuring cost during the year ended December 31, 2009 principally for site closure and other associated cost.

During the first quarter of 2009, we closed our Hamilton Plant.  This closure affected 11 employees and $130 in severance and other associated closure costs were incurred during the first quarter of 2009.  Of this amount, $108 was for employee severance cost which was paid in the second quarter of 2009.

During the third quarter of 2009, we informed our employees of the Veenendaal Plant of our intention to begin a reorganization of the plant’s labor force due to the economic downturn.  During the year ended December 31, 2009, we incurred severance charges of $3,849 which covers the elimination of 53 permanent positions or 17% of the workforce.   The majority of the severance cost was or will be paid out during the fourth quarter of 2009 and first quarter of 2010.

The following table summarizes the 2009 and 2008 activity related to the three restructuring programs discussed above:

(In Thousands of Dollars)	Reserve Balance at 1/01/09	Charges	Paid in 2009	Currency Impacts	Reserve Balance at 12/31/2009
Severance and other employee costs	$2,058	$4,008	$(3,448)	$(236)	$2,382
Site closure and other associated cost	--	734	(734)	--	--
Total	$2,058	$4,742	$(4,182)	$(236)	$2,382

	Reserve Balance at 1/01/08	Charges	Paid in 2008	Currency Impacts	Reserve Balance at 12/31/08
Severance and other employee costs	$--	$2,247	$(281)	$92	$2,058
Total	$--	$2,247	$(281)	$92	$2,058

These severance cost were recorded in the Restructuring and Impairment Charges, Excluding Goodwill Impairments line as a component of loss from operations.  The reserve balance for severance and other employee cost are reported within the Accrued salaries, wages and benefits line of the Consolidated Balance Sheets.

As a result of the decision to close the Kilkenny facility, we performed a test of recoverability, during the year ended December 31, 2008, of the long-lived assets associated with that facility.  This test was pursuant to the provisions of U.S. GAAP which require that interim tests of asset recoverability be performed under certain circumstances.  As a result of the test, we concluded that $1,447 of production equipment was impaired and we adjusted these assets to the estimated fair market value.  Additionally, during the year ended December 31, 2009, we further adjusted the fair value of the building and land to its current estimated fair value resulting in a $235 charge.  These impairment charges were reported in the Restructuring and Impairment Charges, Excluding Goodwill Impairments line as a component of loss from operations in both 2009 and 2008.

 Impairments of Goodwill and Other Long-Lived Tangible and Intangible Assets

During the fourth quarter of 2008, we recorded $30,029 of non-cash impairment charges related to the impairment of goodwill.  Goodwill was impaired at our Precision Metal Components reporting unit and at both reporting units of our Plastic and Rubber Components Segment (see Note 9).  In addition, we recorded approximately $5,592 of non-cash impairment charges related to the full impairment of the customer relationship intangible at our Precision Metal Components reporting unit (see Note 10).   Finally, we recorded $2,750 of non-cash impairment charges related to the impairment of property, plant and equipment at our Precision Metal Components reporting unit (see Note 5).

These impairments were triggered by the significant financial impact the global economic recession had on these segments during the three month period ended December 31, 2008 and expected impact in future periods.

During the second quarter of 2007, we knew the excess capacity at four of our six ball precision steel ball plants would lead to a reduction in cash flow in certain plants.  As such, we performed tests of the recoverability of the goodwill and long-lived assets associated with the affected facilities.  As a result, we recorded approximately $13,336 of non-cash impairment costs.  These charges include the write-down to estimated fair market value of certain excess production equipment of $3,320 and the full impairment of goodwill at one European reporting unit of $10,016 to levels supported by projected cash flows after the realignment of production.  These impairments were calculated using present value of expected future cash flows methods pursuant to U.S. GAAP for the goodwill and estimates of fair value pursuant to U.S. GAAP for the fixed assets.

During the third quarter of 2007, we recorded approximately $210 of cash restructuring charges and approximately $90 of non-cash impairment charges related to the write-down to estimated fair value of certain excess production equipment as part of the Metal Bearings Components Segment restructuring.

3)     Accounts Receivable and Sales Concentrations

	December 31,
	2009	2008

Trade	$49,885	$51,119
Less - allowance for doubtful accounts	473	635

Accounts receivable, net	$49,412	$50,484

Activity in the allowance for doubtful accounts is as follows:

Description	Balance at beginning of year	Additions (reductions)	Write-offs	Currency Impacts	Balance at end of year

December 31, 2009
Allowance for doubtful accounts	$635	$(119)	$(48)	$5	$473

December 31, 2008
Allowance for doubtful accounts	$1,412	$239	$(1,004)	$(12)	$635

December 31, 2007
Allowance for doubtful accounts	$1,001	$496	$(102)	$17	$1,412

For the years ended December 31, 2009, 2008 and 2007, sales to SKF amounted to $93,385, $172,958, and $169,765, respectively, or 36.0%, 40.7%, and 40.3% of consolidated revenues, respectively.  None of the Company’s other customers accounted for more than 10% of our net sales in 2009, 2008 or 2007.  SKF and SNR Roulements (“SNR”) were the only customers with an Accounts Receivable concentration in excess of 10%.  The outstanding balance as of December 31, 2009, 2008 and 2007 for SKF was $16,154, $15,588 and $23,535, respectively.  The outstanding balance as of December 31, 2009 for SNR was $6,719.  All revenues and receivables related to SKF are in the Metal Bearing Components and Plastics and Rubber Components Segments.  All revenues and receivables related to SNR are in the Metal Bearing Components Segment.  The write-off of $1,004 during 2008 was mostly for receivable balances that were fully reserved at December 31, 2007.

4)	Inventories

	December 31,
	2009	2008
Raw materials	$9,742	$15,599
Work in process	7,234	10,186
Finished goods	17,963	29,729
Less-inventory reserve	(1,664)	(2,341)

Inventories, net	$33,275	$53,173

Inventory on consignment at customers’ sites at December 31, 2009 and 2008 was approximately $3,018 and $5,878, respectively.

5)	Property, Plant and Equipment

		December 31,
	Estimated Useful Life	2009	2008
Land owned		$6,336	$6,314
Land under capital lease		484	484
Buildings and improvements owned	15-40 years	44,079	44,035
Building under capital lease	20 years	1,789	1,789
Machinery and equipment	3-12 years	244,516	245,578
Construction in process		7,112	9,759

		304,316	307,959
Less - accumulated depreciation		174,601	162,269

Property, plant and equipment, net		$129,715	$145,690

As of December 31, 2009, the asset groups of all of our reporting units were tested for impairment pursuant to impairment testing relative to long-lived assets due to the losses incurred by the reporting units during 2009.  The results of our analysis indicated impairment was not warranted except for the Kilkenny Plant building and land which was further reduced by $235 to its current estimated fair value.

During the first quarter of 2009, the land and building of the former Hamilton, Ohio Plant of the Precision Metal Components Segment was sold for proceeds of $508, which resulted in no gain or loss from sale.  Additionally, certain machines with a cumulative net book value of $484 were disposed of during 2009.

During the fourth quarter of 2008, the asset groups of our reporting units were tested for impairment pursuant to impairment testing relative to long-lived assets due to the losses incurred by the reporting units during the fourth quarter of 2008 and expected losses in 2009.  The asset groups in which there was an impairment are discussed below.

During the fourth quarter of 2008, fixed assets at the Kilkenny Plant of the Metal Bearing Components Segment were impaired, as a result of the closure of this facility (see Note 2).  The total reduction in fixed assets from the impairment charge was $1,447 and was reported in the Restructuring and Impairment Charges, Excluding Goodwill Impairments in the Consolidated Statements of Operations and Comprehensive Income (Loss).

During the fourth quarter of 2008, fixed assets at the Precision Metal Components Segment were impaired.  The impairment was determined pursuant to impairment testing relative to long-lived assets.  The key component of the impairment was the impact the global economic downturn had and was expected to have on the segment.  The total reduction in fixed assets from the impairment charge was $2,750 and was reported in the Restructuring and Impairment Charges, Excluding Goodwill Impairments on the Consolidated Statements of Operations and Comprehensive Income (Loss).

During the fourth quarter of 2008, as a result of the closure of the Kilkenny Plant and the fourth quarter global economic downturn, we abandoned and ceased to use certain excess production equipment at two of our European Metal Bearing Components Segment production facilities.  Depreciation was accelerated on these assets as the useful lives of these assets were now diminished.  The additional depreciation equaled $1,768 during 2008.

In addition, during the fourth quarter of 2008, we decided to abandon the system integration cost of an enterprise resource software system used in a portion of the U.S. facilities that cannot be configured properly to support our business.  Depreciation was accelerated as the useful live of the majority of the cost expended to implement the software was now diminished.  The additional depreciation equaled $1,741.

During the three month period ended June 30, 2008, the Veenendaal Plant disposed of excess land with a book value of $1,610 for proceeds of $5,628 and a resulting gain of $4,018.

6)	Debt

Long-term debt at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Borrowings under our $90,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.25% at December 31, 2009) plus an applicable margin of 4.0, expiring September 20, 2011	$58,392	$62,441

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 8.50% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	28,571	34,286

Long-term note payable with customer.	--	361

Total long-term debt	86,963	97,088

Less current maturities of long-term debt	9,405	6,916

Long-term debt, excluding current maturities	$77,558	$90,172

During the first quarter of 2009, we entered into an amended and restated $90,000 revolving credit facility expiring September 2011 with Key Bank as administrative agent.  In addition, we entered into a June 30, 2009 amendment to exclude $935 of capital projects funded by customer advances and to waive a technicality related to a weekly reporting requirement.  The amended agreement was entered into to conform the covenants to our then current outlook for the twelve months from March 31, 2009 through March 31, 2010 in a difficult economic cycle.  In addition to the reduction in availability from 135,000 to 90,000, the interest rate was amended to LIBOR plus an applicable margin of 4.0%.  The financial and nonfinancial covenants were also amended to relax certain financial covenants and to secure the facility with assets of the Company in addition to pledges of stock of certain foreign and domestic subsidiaries and guarantees of certain domestic subsidiaries.  Finally, the new agreement placed greater restrictions on our usage of cash flows including prohibiting share repurchases, dividends and investments and/or acquisitions without the approval of credit facility participants and until such time as we meet certain earnings and financial covenant levels.  In addition to these amendments, the loan agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and merger, acquisition and other fundamental changes in the Company’s business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt.  The facility has a $10,000 swing line feature to meet short term cash flow needs.  Any borrowings under this swing line are considered short term.   Costs associated with entering into the revolving credit facility are capitalized and amortized into interest expense over the life of the facility.  As of December 31, 2009 and 2008, $2,151 and $470 respectively, of net capitalized loan origination cost was on the balance sheet within other non-current assets.  In addition, $143 in unamortized debt issuance cost from the original facility was eliminated during the first quarter of 2009.

During the first quarter of 2009, the senior note agreement was also amended.  The amended agreement was entered into to conform the covenants to our then current outlook for the twelve months from March 31, 2009 through March 31, 2010 in a difficult economic cycle.  The term, principal balance, and principal payment schedule all remain the same as the original agreement.  The interest rate was increased from 4.89% to 8.50%.  In addition, the financial and non-financial covenants were amended and additional collateralization and restrictions on usage of cash flows were added to the agreement in line with the amended $90,000 revolving credit facility.  In addition to the amendments, the agreement also contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt.  Interest is paid semi-annually and the note matures on April 26, 2014.  As of December 31, 2009, $28,571 remained outstanding.  Annual principal payments of approximately $5,714 began on April 26, 2008 and extend through the date of maturity.  We incurred costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes.  The unamortized balance at December 31, 2009 and 2008 was $404 and $483 respectively.  Additionally, $461 in unamortized debt issuance cost from the original issuance was written off in 2009.

The table below summarizes the financial covenants of the two amended and restated credit agreements applicable to the Company as of December 31, 2009:

Financial Covenants	Required Covenant Level	Actual Covenant Level
Funded indebtedness to capitalization ratio	Not to exceed 0.60 to 1.00	0.54 to 1.00
Minimum EBITDA	EBITDA shall not be less than ($7,842) for the most recently completed four fiscal quarters	(3,993)
Capital expenditures	Not to exceed $3,500 (excluding $935 of capital projects funded by customer advances)	3,320

During the first quarter of 2010, we amended both the $90,000 revolving credit facility and the $40,000 senior notes.  The primary purpose of these amendments was to re-establish covenant levels through the expiration of the revolving credit facility in September, 2011 to reflect our current business outlook.  The primary financial covenants are the same for both credit agreements through September 2011, the expiration of the revolving credit facility.  After September 2011, the covenants for the senior note agreement revert back the covenants in the original agreement.  It is likely the covenant levels of the senior note agreement in 2012 through 2014 may no longer be appropriate for our business at that time and these covenant levels may need to be renegotiated in the future.

As a result of the amendments, the $90,000 revolving credit facility was reduced to $85,000 as of the amendment date, and it will reduce further by $1,000 at the end of each of the three fiscal quarters beginning with the December 31, 2010 quarter end and ending with the June 30, 2011 quarter end, after which the total commitment will be $82,000.  Neither the commitment amount nor the payment terms of the senior notes were changed.  The amendments provided a restriction on restructuring of foreign subsidiaries and removed certain subsidiaries from participation in the credit agreement.  Also as a result of the amendments, the interest rate was amended to LIBOR plus an applicable margin of 4.75%.  The interest rate on the senior notes was not changed and remains at 8.5%.

The aggregate maturities of long-term debt including current portion for each of the five years subsequent to December 31, 2009 are as follows:

Year ending December 31
2010	$9,405
2011	60,414
2012	5,714
2013	5,715
2014	5,715
Total	$86,963

On June 1, 2004, our wholly owned subsidiary, NN Asia, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building (approximately 110,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China.  The fair value of the land and building are estimated to be approximately $484 and $1,789, respectively and undiscounted annual lease payments are approximately $265 (approximately $5,300 aggregate non-discounted lease payments over the twenty year term).  The lease is cancelable after the fifth, ninth, and fourteenth years without payment or penalty by the Company.  In addition, after the end of year five we can buy the land for its ascribed fair value and the building for actual cost less depreciation.

Below are the minimum future lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2009:

Year ending December 31
2010	$266
2011	265
2012	266
2013	266
2014	265
Thereafter	2,853
Total minimum lease payments	4,181
Less interest included in payments above	(2,095)
Present value of minimum lease payments	$2,086

7)	Employee Benefit Plans

We have two defined contribution 401(k) profit sharing plans covering substantially all U.S. employees.  All employees are eligible for the plans on the first day of the month following their employment date.  A participant may elect to contribute between 1% and 60% of their compensation to the plans, subject to Internal Revenue Service (“IRS”) dollar limitations.  Participants age 50 and older may defer an additional amount up to the applicable IRS Catch Up Provision Limit.  The Company provides a matching contribution which is determined on an individual, participating company basis.  Currently, the matching contribution for U.S. employees of the Metal Bearing Components Segment is the greater of five hundred dollars or 50% of the first 4% of compensation contributed.  The matching contribution for IMC employees is 25% of the first 6% of compensation contributed and the matching contribution for Delta employees is 50% of the first 6% of compensation contributed.  The matching contribution for Precision Metal Components Segment employees is 25% of the first 5% of compensation contributed.  All participant contributions are immediately vested at 100%.  Contributions by the Company for the Metal Bearing Components Segment were $112, $175, and $171 in 2009, 2008, and 2007, respectively.  Contributions by the Company for the Plastic and Rubber Components Segment were $78, $108, and $123 in 2009, 2008 and 2007, respectively.  Contributions by the Company for the Precision Metal Components Segment employees were $12, $127 and $121 in 2009, 2008 and 2007, respectively.

We have a defined benefit pension plan covering our Eltmann Plant. The benefits are based on the expected years of service. The plan is unfunded.

Following is a summary of the funded status and changes in the projected benefit obligation for the defined benefit pension plan during 2009 and 2008:

	2009	2008
Reconciliation of Funded Status:
Benefit obligation	$(5,488)	$(4,901)
Fair value of plan assets	--	--
Funded status	$(5,488)	$(4,901)

Net amount recognized under accrued pension	$(5,488)	$(4,901)

Items not yet recognized as a component of net periodic pension cost:
Unrecognized net actuarial (gain) loss	$163	$(157)

	2009	2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,901	$4,947
Interest cost	276	281
Benefits paid	(172)	(161)
Effect of currency translation	168	(224)
Actuarial loss	315	58

Benefit obligation at December 31	$5,488	$4,901

	2009	2008
Weighted-average assumptions as of December 31:
Discount rate	5.28%	5.75%
Rate of compensation increase	0% - 1.5%	0% - 1.5%
Measurement date	12/31/09	12/31/08

In determining the pension discount rate to be used for our German defined benefit plan, we utilize the German Federal Reserve Bank yield curve for high quality corporate bonds with maturities that are consistent with the projected future benefit obligations of the plan.

During the year ended December 31, 2006, the plan benefits were curtailed by not allowing new employees to join the plan and by eliminating any effects of future wage increases.  The rate of compensation increase of 1.5% only applies to current retirees during the years ended December 31, 2009, 2008 and 2007.

The expected pension benefit payments for the next ten fiscal years are as follows:

Pension Benefits
2010	198
2011	221
2012	239
2013	257
2014	277
2015-2019	1,639

	2009	2008	2007

Components of net periodic benefit cost:
Interest cost on projected benefit obligation	$276	$281	$239
Amortization of net loss	--	--	6
Net periodic pension benefit cost	$276	$281	$245

	2009	2008	2007

Amounts Recognized in Accumulated Other Comprehensive Income:
Period actuarial (gain) loss	$315	$58	$(904)
Net periodic pension (benefit) cost	$315	$58	$(904)

The amount of actuarial gain expected to be a component of net pension cost in 2010 is $0.

We do not expect to make any contributions to the plan in 2010 or thereafter in excess of the pension benefit payments listed above.

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan under which all employees are entitled to receive severance indemnities (Trattamento di Fine Rapporto or “TFR”) upon termination of their employment.

Effective January 1, 2007, the amount payable based on salary paid is remitted to a pension fund managed by a third party. The severance indemnities paid to the pension fund accrue approximately at the rate of 1/13.5 of the gross salaries paid during the year.  The amounts accrued become payable upon termination of the individual employee, for any reason, e.g., retirement, dismissal or reduction in work force.  Employees are fully vested in TFR benefits after their first year of service.  The amounts shown in the table below represent the actual liability at December 31, 2009 and 2008 reported under accrued pension.

The following table details the changes in Italian severance indemnity for the years ended December 31, 2009 and 2008:

	2009	2008
Beginning balance	$(8,073)	$(8,551)
Amounts accrued	(1,129)	(1,061)
Payments to employees	454	458
Payments to government managed plan	974	718
Foreign currency impacts	(241)	363
Ending balance	$(8,015)	$(8,073)

Service and Early Retirement Provisions

We have two plans that cover our Veenendaal Plant employees.  One provides an award for employees who achieve 25 or 40 years of service and the other is an award for employees upon retirement.  These plans are both unfunded and the benefits are based on years of service and rate of compensation at the time the award is paid.  The table below summarizes the changes in the two plans combined for the years ended December 31, 2009 and 2008:

	2009	2008
Beginning balance	$(852)	$(897)
Service cost	(71)	(50)
Interest cost	13	(81)
Benefits paid	129	137
Foreign currency impacts	(24)	39
Ending balance	$(805)	$(852)

8)	Stock Compensation

We recognize compensation expense of all employee and non-employee director share-based compensation awards in the financial statements based upon the fair value of the awards over the requisite service or vesting period, less anticipated forfeitures.  We account for restricted share awards by recognizing the fair value of the awarded stock at the grant date as compensation expense over the vesting period, less anticipated forfeitures.

In the years ended December 31, 2009, 2008, and 2007 approximately $337, $451, and $979, respectively of compensation expense was recognized in selling, general and administrative expense for all share-based awards.  The cost recognized in the years ended December 31, 2009, 2008 and 2007 related to stock options was $337, $647, and $670, respectively.  The cost related to restricted stock awards was $0, $30, and $83.  The cost related to our long-term incentive plan was $0, ($226), and $226, respectively.

Stock Option Awards

Option awards are typically granted to non-employee directors and key employees on an annual basis.  A single option grant is typically awarded to eligible employees and non-employee directors each year if and when granted by the Compensation Committee of the Board of Directors and occasionally individual grants are awarded to eligible employees.  All employee and non-employee directors are awarded options at an exercise price equal to the closing price of our stock on the date of grant. The term life of options is ten years with vesting periods of generally three years for key employees and one year for non-employee directors.  The fair value of our options cannot be determined by market value as they are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes model which relies on certain assumptions to estimate an option's fair value.

During 2009, 2008 and 2007, the Company granted 232, 160, and 192 options, respectively, to certain key employees and non-employee directors.   The weighted average grant date fair value of the options granted during the years ended December 31, 2009, 2008 and 2007 was $0.77, $2.73, and $4.32, respectively.  The total fair value of shares vested during the years ended December 31, 2009, 2008, and 2007 was $616, $560, and $336, respectively.   The number of options available for future issuance under the current plan is 24.  Upon exercise of stock options, new shares of the Company’s stock are issued.   The weighted average assumptions relevant to determining the fair value at the dates of grant are below:

	2009	2008	2007
Term	6 years	6 years	6 years
Risk free interest rate	1.84%	2.50%	4.75%
Dividend yield	0.00%	3.42%	2.66%
Expected volatility	63.9%	40.75%	41.23%
Expected forfeiture rate	0.00%	6.20%	6.20%

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

The following table provides a reconciliation of option activity for the year ended December 31, 2009:

Options	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	1,184	$10.76
Granted	232	$1.30
Exercised	--	$--
Forfeited or expired	(25)	$7.76
Outstanding at December 31, 2009	1,391	$9.23	5.9	$(7,329)	(1)
Exercisable at December 31, 2009	1,034	$10.88	4.9	$(7,148)	(1)

(1) Intrinsic value is the amount by which the December 31, 2009 market price of the stock, $3.96, is less than the exercise price of the options outstanding at December 31, 2009.

As of December 31, 2009, there was approximately $149 of unrecognized compensation cost to be recognized over approximately two years.

Cash proceeds from the exercise of options in the year ended December 31, 2009, 2008, and 2007 totaled approximately $0, $3,862, and $292, respectively.  For the years ended December 31, 2009, 2008 and 2007, proceeds from stock options were presented inclusive of tax benefits of $0, $1,216, and $8, respectively, in the Financing Activities section of the Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $3,576, and $23, respectively.

Restricted Stock Awards

The recognized compensation costs before tax for restricted stock awards in the years ended December 31, 2009, 2008, and 2007 were approximately $0, $30, and $83, respectively.  The number of restricted stock, restricted stock units, performance shares or stock awards available for future issue is 255.

Long-Term Incentive Plan

On June 29, 2007, the Company granted certain directors and other key employees an award of 151,500 performance units pursuant to the NN, Inc. 2005 Incentive Plan.  Based on the economic downturn experienced during the fourth quarter of 2008 and the impact it was expected to have on 2009 results, the performance targets were deemed unachievable and the plan was terminated by the board of directors.  As such, the $226 in compensation expense recognized in 2007 was eliminated in 2008 and there was no unrecognized compensation cost, before tax, to be recognized at December 31, 2008.  Additionally, there were no grants under the Long-Term Incentive Plan during 2009.

9)	Goodwill, Net

We completed our annual goodwill impairment review during the fourth quarters of 2009, 2008, and 2007.  For the year ended December 31, 2009, we found Step One testing did not indicate impairment at the one reporting unit that still has goodwill.

As of December 31, 2009, we only have recorded goodwill at the Pinerolo Plant of the Metal Bearing Components Segment.  There was no impairment to the goodwill balance as the fair value of this reporting unit was estimated as $47,000 which exceeded the carrying value of the reporting unit of $35,900 by $11,100.

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

Based on the results of the fourth quarter impairment tests, we determined the carrying amount of the goodwill reported in the Plastic and Rubber Components and Precision Metal Components reporting units was impaired.  As such, during the fourth quarter of 2008, we recorded $30,029 for the full impairment of goodwill in our Precision Metal Components Segment and at both reporting units of our Plastic and Rubber Components Segment.  These impairments were calculated using an equal weighting of a present value of expected future cash flows method and a market based multiples of sales and earnings method.  The main cause of the impairments was the significant reductions in future expected cash flows at each of the reporting units for the periods examined due to the current and expected sales declines in the automotive and industrial end markets and from general market weakness caused by the global economic downturn.

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

(In thousands)	Plastic and Rubber Components Segment	Metal Bearing Components Segment	Precision Metal Components Segment	Total

Balance as of January 1, 2007	$25,755	$18,040	$2,352	$46,147
Adjustments to purchase price allocation	--	--	1,922	1,922
Impairment of goodwill	--	(10,016)	--	(10,016)
Currency impacts	--	1,418	--	1,418
Balance as of December 31, 2007	$25,755	$9,442	$4,274	$39,471

Impairment of goodwill	(25,755)	--	(4,274)	(30,029)
Currency impacts	--	(534)	--	(534)
Balance as of December 31, 2008	$--	$8,908	$--	$8,908

Currency impacts	--	370	--	370
Balance as of December 31, 2009	$--	$9,278	$--	$9,278

The cumulative accumulated impairment charges included in the reported goodwill balances at December 31, 2009 and 2008 are $40,045.

10)	Intangible Assets, Net

The changes in the carrying amount of intangible assets subject to amortization, net of amortization, for the years ended December 31, 2009 and 2008 are as follows:

Intangible assets subject to amortization, net of amortization

(In Thousands)	Precision Metal Components Segment	Metal Bearing Components Segment	Total

Balance as of January 1, 2008	$6,484	$1,895	$8,379
Impairment of intangibles	(5,592)	--	(5,592)
Amortization	(869)	(626)	(1,495)
Currency impacts	--	(94)	(94)
Balance as of December 31, 2008	$23	$1,175	$1,198

Amortization	(23)	(586)	(609)
Currency impacts	--	17	17
Balance as of December 31, 2009	$--	$606	$606

The intangible asset within the Metal Bearing Components Segment is a contract intangible related to the SNR purchase agreement and related supply agreement.  This intangible asset is subject to amortization over approximately 5 years, from 2006 to 2010, and amortization expense will approximate $550 for each of the five years, depending on Euro to US Dollar exchange rates.  For the year ended December 31, 2009, the amortization expense totaled $586 and accumulated amortization totaled $2,171.

The intangible assets within the Precision Metal Components segment were acquired on November 30, 2006 with the purchase of Whirlaway.  The majority of the acquired value was a customer relationship intangible with an acquisition date fair value of $6,900.  During the fourth quarter of 2008, based on the impairment testing in the Precision Metal Components Segment, there were indications that the intangible assets of the segment were impaired.  The intangible assets were tested using expected future cash flows from the asset group tested to determine if impairment was indicated.  The result was that the customer relationship intangible asset was fully impaired and an impairment charge was recorded with in the Restructuring and Impairment Charges, Excluding Goodwill Impairments line on the Consolidated Statement of Operations and Comprehensive Income (Loss).  The impairment was due to the reduction in segment sales during the fourth quarter of 2008, lower expected sales levels in future periods and the significant reductions in future expected cash flows for the periods examined due to the current and expected declines in the automotive and industrial end markets and from general market weakness caused by the global economic downturn.  The accumulated amortization related to all of the intangible assets of the Precision Metal Components Segment at December 31, 2009 is $1,588.  In addition, as part of the Whirlaway acquisition we acquired an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway.  This intangible asset has an indefinite life and as such is not amortized but is subject to an annual impairment test.  As of December 31, 2009, based on testing pursuant to U.S. GAAP, the fair value of this intangible asset exceeded its book value.

11)	Segment Information

The Company determined its reportable segments under the provisions of U.S. GAAP related to disclosures about segments of an enterprise.  The Company’s three reportable segments are based on differences in product lines and are as follows:

Metal Bearing Components Segment
• Erwin Plant
• Mountain City Plant
• Eltmann Plant
• Pinerolo Plant
• Veenendaal Plant
• Kysucke Plant
• Kunshan Plant

Note: The Kilkenny Plant ceased operations in Q1 2009 and was in the process of being closed during 2009.

Plastic and Rubber Components Segment
• Danielson Plant
• Lubbock Plant

Precision Metal Components Segment
• Wellington Plant 1
• Wellington Plant 2
• Tempe Plant

Note: The closure of the Tempe plant was announced during the first quarter of 2010 and is expected to be completed during 2010.  The Hamilton Plant was closed during the first quarter of 2009.

All of the facilities in the Metal Bearing Components Segment are engaged in the production of precision balls, rollers, and metal retainers and automotive specialty products used primarily in the bearing industry. The Plastic and Rubber Components Segment facilities are engaged in the production of plastic injection molded products for the bearing components, automotive components, electronic instrument cases and other molded components used in a variety of applications and precision rubber bearing seals for the bearing, automotive, industrial, agricultural, and aerospace markets.  The Precision Metal Components Segment is engaged in the production of highly engineered fluid control components and assemblies, shafts, and prismatic machined parts for the HVAC, appliance, and automotive industries.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates segment performance based on segment net income (loss) after income tax expense (benefit).  The Company accounts for inter-segment sales and transfers at current market prices.  The Company did not have any individually material inter-segment transactions during 2009, 2008, or 2007

	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
December 31, 2009
Net sales	$183,605	$45,003	$30,775	$--	$259,383
Interest expense	959	1,359	960	3,081	6,359
Depreciation and amortization	17,002	3,573	1,607	4	22,186
Income tax expense (benefit)	(4,621)	--	--	2,331	(2,290)
Segment net loss	(16,108)	(4,391)	(2,091)	(12,744)	(35,334)
Segment assets	190,482	29,208	18,435	4,527	242,652
Expenditures for long- lived assets	3,187	993	75	--	4,255

December 31, 2008
Net sales	$321,660	$64,235	$38,942	$--	$424,837
Interest expense	215	1,678	955	2,355	5,203
Depreciation and amortization	21,005	4,685	2,287	4	27,981
Income tax expense (benefit)	6,896	(4,547)	(9,495)	(1,389)	(8,535)
Segment net income (loss)	14,647	(7,353)	(17,223)	(7,713)	(17,642)
Segment assets	218,551	36,806	21,153	7,530	284,040
Expenditures for long- lived assets	15,677	1,737	1,084	--	18,498

December 31, 2007
Net sales	$303,059	$67,384	$50,851	$--	$421,294
Interest expense	67	2,646	960	2,700	6,373
Depreciation and amortization	16,393	4,337	2,262	4	22,996
Income tax expense (benefit)	9,452	(820)	1,255	(3,465)	6,422
Segment net income (loss)	4,958	(1,450)	2,242	(6,923)	(1,173)
Segment assets	238,276	53,422	51,997	6,383	350,078
Expenditures for long- lived assets	15,634	1,541	1,681	--	18,856

Due to the large number of countries in which we sell our products, sales to external customers and long-lived assets utilized by us are reported in the following geographical regions:

	December 31, 2009		December 31, 2008		December 31, 2007
	Net Sales	Property, Plant and Equipment, Net	Net Sales	Property, Plant and Equipment, Net	Net Sales	Property, Plant and Equipment, Net

United States	$91,688	$40,188	$131,877	$44,441	$137,140	$51,363

Europe	118,556	74,331	219,391	84,520	215,209	97,238
Asia	27,463	15,196	36,648	16,729	31,879	12,407
Canada	1,771	--	5,041	--	5,089	--
Mexico	8,127	--	14,444	--	15,065	--
S. America	11,778	--	17,436	--	16,912	--
All foreign countries	167,695	89,527	292,960	101,249	284,154	109,645
Total	$259,383	$129,715	$424,837	$145,690	$421,294	$161,008

12)	Income Taxes

During the second quarter of 2009, based on the recent negative financial performance of our U.S. operations during the global economic recession, we determined that it was more likely than not the U.S. locations would be unable to generate sufficient profits in the near future to allow realization of existing deferred tax assets.  Consequently, during the second quarter, a valuation reserve was placed on the deferred tax assets related to the U.S. operations in the amount of $5,478 that increased to $7,136 as of December 31, 2009.  The determination to place a valuation allowance on the tax benefits incurred by our U.S. based operations was made based upon the fact that second quarter and cumulative 2009 results of these entities were much more unfavorable than originally forecasted.  Given the magnitude of the incurred and expected losses from these entities for the remainder of 2009, we determined that it was prudent not to recognize any deferred tax benefits and fully reserve the existing deferred tax assets at June 30, 2009.  If U.S. operations return to a level of profitability sufficient to utilize these deferred tax assets, they will be used to offset future U.S. based taxable income.  If we determine that this is more likely than not, a deferred tax benefit will be recognized.

Income (loss) before provision (benefit) for income taxes for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Year ended December 31,
	2009	2008	2007

Income (loss) before provision (benefit) for income taxes:
United States	$(14,671)	$(38,649)	$630
Foreign	(22,953)	12,472	4,619
Total	$(37,624)	$(26,177)	$5,249

Total income tax expense (benefit) for the years ended December 31, 2009, 2008, and 2007 were as follows:

	Year ended December 31,
	2009	2008	2007
Current:
U.S. Federal	$(8)	$305	$--
State	55	218	(18)
Non-U.S.	(3,178)	5,500	7,623
Total current expense (benefit)	$(3,131)	$6,023	$7,605

Deferred:
U.S. Federal	$(4,726)	$(13,094)	$176
State	(126)	(1,260)	271
U.S. deferred tax valuation allowance	7,136	(593)	5,082
Non-U.S.	(1,443)	389	(6,712)
Total deferred expense (benefit)	841	(14,558)	(1,183)

Total expense (benefits)	$(2,290)	$(8,535)	$6,422

A reconciliation of taxes based on the U.S. federal statutory rate of 34% for each of the years ended December 31, 2009, 2008, and 2007 is summarized as follows:

	Year ended December 31,
	2009	2008	2007

Income taxes (benefit) at the federal statutory rate	$(12,792)	$(8,900)	$1,785
Impact of incentive stock options	114	220	228
Increase in U.S. valuation allowance	7,136	1,663	--
Increase (decrease) in foreign valuation allowance	1,443	(2,256)	5,082
Reduction in net deferred tax liabilities in Italy due to changes in tax laws	--	(1,142)	(1,050)
State income taxes, net of federal taxes	(86)	(1,115)	(12)
Non-U.S. earnings taxed at different rates	1,735	2,786	390
Other permanent differences, net	160	209	(1)

	$(2,290)	$(8,535)	$6,422

The tax effects of the temporary differences are as follows:

Year ended December 31,

	2009	2008

Deferred income tax liability
Tax in excess of book depreciation	$7,401	$9,508
Goodwill	1,742	1,549
Allowance for bad debts	46	9
Other deferred tax liabilities	155	545

Gross deferred income tax liability	9,344	11,611

Deferred income tax assets
Goodwill	6,686	7,947
Inventories	184	492
Pension/Personnel accruals	1,041	1,067
Net operating loss carry forwards	9,181	2,240
Foreign tax credits	3,326	3,326
Other deferred tax assets	277	152
Gross deferred income tax assets	20,695	15,224

Valuation allowance on deferred tax assets	(14,649)	(6,070)
Net deferred income tax assets	6,046	9,154

Net deferred income tax liability	$3,298	$2,457

As realization of deferred tax assets is not assured, management has placed valuation allowances against deferred tax assets it believes are not recoverable.  For the remainder, management believes it is more likely than not that those net deferred tax assets will be realized. However, the amount of the deferred tax assets considered realizable could be reduced based on changing conditions.  Below is a summary of the activity in the total valuation allowances as of the years ended December 31, 2009, 2008, and 2007:

	Total Valuation Allowance Activity
	Balance at Beginning of Year	Additions	Recoveries	Balance at End of Year

2009	$6,070	$8,579	$--	$14,649
2008	$6,663	$1,663	$(2,256)	$6,070
2007	$1,581	$5,082	$--	$6,663

The net operating loss carry forwards are composed of net operating losses during 2009 at our U.S. operations and Italian operation and at our German, Slovakian, and Chinese operations for multiple years.  During the year ended December 31, 2009, we only recognized tax benefits totaling $720 from net operating losses at our Italian operation.  Full valuation allowances have been recorded against the remaining net operating loss carry forwards for the year ended December 31, 2009, as we believe the resulting tax benefits from these loss carry forwards are not currently realizable.  The losses of the U.S. based entities can be carried forward 20 years.  According to German law, there are not any time limitations on carrying forward of the $9,369 in net operating losses of our German subsidiary.  Slovakian net operating losses of $322 expire by 2012.  The China net operating losses of  $113, $2,584, and $2,366 expire in 2010, 2011, and 2012, respectively.

The foreign tax credits relate to profits of certain foreign subsidiaries that were taxed as deemed dividends.  These credits represent the foreign taxes paid by these subsidiaries at higher effective rates that will be used to offset future foreign source income.  A full valuation allowance was placed against these credits, as of December 31, 2008, based on estimates of future levels of U.S. income tax and foreign source income to be generated that these credits can be used to offset.   The valuation allowance will be periodically reviewed as our estimates of future foreign source income are revised based on actual foreign source income recognized in our tax returns and future changes in foreign source income.  As of December 31, 2009, management believes it is still more unlikely than likely we would utilize these credits in the near future.

As of December 31, 2006, all of the Company's foreign earnings have been previously taxed in the U.S. due to the application of IRC Sec. 956.  Accordingly, no deferred taxes have been provided for undistributed earnings up to that time. For the remainder of the foreign earnings, we expect to reinvest future earnings indefinitely in operations and expansions outside the U.S. and do not expect such earnings to become subject to U.S. taxation in the foreseeable future.  If such earnings were distributed beyond the amount for which taxes have been provided, foreign tax credits would substantially offset any incremental U.S. tax liability.  A deferred tax liability will be recognized when we expect we will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments.   As we plan to permanently reinvest foreign undistributed earnings, we have not provided for U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $600 increase in our income tax liabilities and a corresponding reduction in beginning retained earnings.

As of the date of adoption, the total unrecognized benefits were approximately $879, all of which, if recognized, would affect the effective tax rate.   A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Beginning Balance	$988	$1,045	$879
Additions for tax positions of prior years	--	--	386
Reductions for tax positions of prior years	--	(57)	(220)
Ending Balance	$988	$988	$1,045

As of December 31, 2009, the $988 of unrecognized tax benefits would, if recognized, impact the Company’s effective tax rate.

Interest and penalties related to federal, state, and foreign income tax matters are recorded as a component of the provision for income taxes in our statements of operations.  As of January 1, 2007, we had accrued $609 in both U.S. and foreign interest and penalties.  During 2007, we accrued an additional $48 in foreign interest and penalties resulting in an accrued balance of $657 of interest and penalties as of December 31, 2007.  During 2008, we accrued an additional $43 in foreign interest and penalties resulting in an accrued balance of $700 of interest and penalties as of December 31, 2008.   During 2009, we accrued an additional $40 in foreign interest and penalties resulting in an accrued balance of $740 of interest and penalties as of December 31, 2009.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2005.  The Company is no longer subject to non-U.S. income tax examinations within various European Union countries for years before 2005.  We do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

13)	Reconciliation of Net Loss Per Share

	Year ended December 31,
	2009	2008	2007

Net loss	$(35,334)	$(17,642)	$(1,173)

Weighted average shares outstanding	16,268	15,895	16,749
Effective of dilutive stock options	--	--	--

Dilutive shares outstanding	16,268	15,895	16,749

Basic net loss per share	$(2.17)	$(1.11)	$(0.07)

Diluted net loss per share	$(2.17)	$(1.11)	$(0.07)

Excluded from the shares outstanding for the years ended December 31, 2009, 2008, and 2007 were 1,391, 1,184, and 821 anti-dilutive options, respectively, which had exercise prices ranging from of $1.30 to $12.62 for the year ended December 31, 2009, $5.94 to $12.62 for the year ended December 31, 2008, and $11.19 and $12.62 for the year ended December 31, 2007.

14)	Commitments and Contingencies

The Company has operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates. Rent expense for 2009, 2008, and 2007 was $4,803, $4,844, and $4,908, respectively. The following is a schedule by year of future minimum lease payments as of December 31, 2009 under operating leases that have initial or remaining non cancelable lease terms in excess of one year.

Year ending December 31,

2010	$4,390
2011	3,033
2012	1,594
2013	1,278
2014	1,180
Thereafter	6,245

Total minimum lease payments	$17,720

The Metal Bearing Components Segment had a supply contract with Ascometal France (“Ascometal”) for the purchase of steel in Europe that covered the years 2007 through 2009.  The contract is in the process of being renewed for 2010 under essentially the same terms and conditions.  The percentage of steel purchased for European operations granted to Ascometal under the contract is approximately 70% or $38,000 based on the average of 2009 and 2008 purchase levels.  The contract, among other things, stipulates that Ascometal achieve certain performance targets related to quality, reliability and service and the percentage granted can be reduced if those targets are not met by the vendor.  The contract provisions include annual price adjustments based upon published steel scrap indexes.

During 2006, we  received correspondence from the Environmental Protection Agency (“EPA”) requesting information regarding a former waste recycling vendor ("AER") used by our former Walterboro, South Carolina facility.  AER, located in Augusta, Georgia, ceased operations in 2000 and EPA began investigating its facility.  As a result of AER’s operations, soil and groundwater became contaminated.  Besides us, EPA initially contacted fifty-four other companies (“Potentially Responsible Parties” or PRPs”) who also sent waste to AER.  Most of these PRPs, including us, have entered into a consent order with EPA to investigate and remediate the site proactively.  To date, the PRP Group has submitted a Remedial Investigation, which has been accepted by EPA.  In addition, a Feasibility Study has been substantially approved by EPA.  Once approved, costs associated with the chosen remediation can be assessed and the PRPs can discuss allocation of the overall cost.  As of the date hereof, we do not know the amount of our allocated share.

Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our Eltmann, Germany Plant could reach a point of technical insolvency or illiquidity within the next 12 to 24 months.  If this occurs, local laws could require the subsidiary to file for bankruptcy unless we provide additional support in the form of financial guarantees or additional funding of operations.  During the first quarter of 2010, we took certain actions in this regard including subordination of certain intercompany obligations and committing to additional equity contributions under certain circumstances.  If in the future the Eltmann Plant should be required to file for bankruptcy, we could potentially lose the value of the net assets of Eltmann of approximately $50 at December 31, 2009.  We believe that in the event of bankruptcy, there could be a temporary disruption of normal product flow to customers, but that it is unlikely that such an event would have a long-term significant impact given the current level of excess capacity within our European plants.

15)	Quarterly Results of Operations (Unaudited)

The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008.

	Year ended December 31, 2009
	March 31	June 30	Sept. 30	Dec. 31

Net sales	$57,921	$57,088	$66,110	$78,264
Loss from operations	(10,953)	(8,717)	(8,648)	(2,694)
Net loss	(9,525)	(13,466)	(8,983)	(3,360)
Basic net loss per share	(0.59)	(0.83)	(0.55)	(0.21)
Dilutive net loss per share	(0.59)	(0.83)	(0.55)	(0.21)
Weighted average shares outstanding:
Basic number of shares	16,268	16,268	16,268	16,268
Effect of dilutive stock options	--	--	--	--

Diluted number of shares	16,268	16,268	16,268	16,268

	Year ended December 31, 2008
	March 31	June 30	Sept. 30	Dec. 31

Net sales	$121,542	$122,240	$104,866	$76,189
Income (loss) from operations	8,717	12,612	5,110	(48,263)
Net income (loss)	5,102	9,173	2,947	(34,864)
Basic net income (loss) per share	0.32	0.58	0.18	(2.14)
Dilutive net income (loss) per share	0.32	0.57	0.18	(2.14)
Weighted average shares outstanding:
Basic number of shares	15,855	15,899	16,222	16,268
Effect of dilutive stock options	107	155	169	--

Diluted number of shares	15,962	16,054	16,391	16,268

The first quarter of 2009 was impacted by $604 ($386 after tax) of write off of unamortized debt issuance cost related to the amended credit agreements.  (See Note 6).

The second quarter of 2009 was impacted by the valuation allowance placed on the deferred tax assets of all U.S. entities totaling $5,478 after-tax. (See Note 12).

The third quarter of 2009 was impacted by the $3,849 ($2,868 after tax) in restructuring expense related to the reduction in force at our Veenendaal Plant.  (See Note 2).

The fourth quarter of 2008 was impacted by impairments of goodwill, fixed assets and other intangible assets totaling $38,371 ($24,402 after tax).  In addition, we recorded restructuring charges of $2,247 ($2,247 after tax) and related fixed asset impairments of $1,447 ($1,447 after tax) from the Kilkenny Plant closure. (See Notes 2, 5, 9 and 10).

In the second quarter of 2008, we benefited from a sale of excess land in our Metal Bearing Components Segment that resulted in a gain of $4,018 ($2,995 after tax).  In addition, the second quarter was impacted by a $1,142 deferred tax benefit at the Italian operations of our Metal Bearing Components Segment related to a change in Italian tax law.

16)	Fair Value of Financial Instruments

Management believes the fair value of financial instruments with maturities of less than a year approximate their carrying value due to the short maturity of these instruments or in the case of our variable rate debt, due to the variable interest rates.  We elected not to measure any of our financial instruments at fair value and as such will continue to show the fair value of our financial instruments for disclosure purposes only.  The fair value of our fixed rate long-term borrowings is calculated using significant other observable inputs (Level 2 inputs under the U.S. GAAP fair value hierarchy).  The fair value is calculated using a discounted cash flow analysis factoring in current market borrowing rates for similar types of borrowing arrangements under our credit profile.  The carrying amounts and fair values of our long-term debt are in the table below (for disclosure purposes only):

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Variable rate long-term debt	$58,392	$58,392	$62,441	$62,441
Fixed rate long-term debt	$28,571	$27,787	$34,647	$30,188

17)	Accumulated Other Comprehensive Income

The majority of our Accumulated Other Comprehensive Income balance relates to foreign currency translation of our foreign subsidiary balances.  At December 31, 2009, we have added to accumulated other comprehensive income $2,356 due to foreign currency translation.  At December 31, 2008, we have deducted from accumulated other comprehensive income $3,232 due to foreign currency translation.  At December 31, 2007, we have added to accumulated other comprehensive income $11,764 due to foreign currency translation.  Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations.

Also added to accumulated other comprehensive income as of December 31, 2009, 2008 and 2007 were actuarial losses of $315, net of tax and $58, net of tax, and an actuarial gain of $656, net of tax, respectively, from our pension liability.

18)	Common Stock Repurchase

During the year ended December 31, 2009, we did not repurchase any of our shares under our share repurchase programs or any other program.  Our amended and restated credit facility entered into on March 16, 2009, and subsequently amended on March 5, 2010, prohibits the repurchase of our shares until such time as we meet certain earnings and financial covenant levels.

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

19)	Related Party Transactions

During the year ended December 31, 2007, we remitted $18,638 to the former sole shareholder of Whirlaway to repay the related party note payable from the November 2006 acquisition.  With the acquisition of Whirlaway, we entered into operating leases covering two of the Whirlaway manufacturing facilities with a company owned by the former shareholder of Whirlaway who is now an officer of the Company. The rent payments in 2009, 2008 and 2007 to this related party were $644 each year.  The total future rent payments will be $1,288 over 2 years or $644 per year.

20)	Subsequent Events

During the first quarter of 2010, we announced the closure of the Tempe Plant.  The Tempe Plant was acquired in the 2006 acquisition of Whirlaway and had sales of approximately $12.0 million for calendar year 2009. The closing will impact approximately 130 employees.  Current economic conditions coupled with the long-term manufacturing strategy for our Whirlaway business necessitated a consolidation of our manufacturing resources in Ohio. We expect to incur cash charges of approximately $2,500 in severance, equipment relocation and other closing costs during 2010 related to this closure.  In addition, we expect to incur up to $3,000 in accelerated depreciation during 2010 related to machinery that will be abandoned as part of the closure.  As of December 31, 2009, the total net assets of this location were $7,862.  We do not anticipate any other potential impairment of assets including the remaining fixed assets which will be relocated to other Whirlaway plants.

On March 16, 2010, we granted 249 stock awards to the non-employee directors and certain key employees at a grant date price of $4.42 per share.  We will incur $1,100 of compensation cost in the first quarter of 2010 related to these grants.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.                      Controls and Procedures

The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined under Rule l3a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009, the end of the period covered by this annual report on Form 10-K.

Management's Report on Internal Control Over Financial Reporting

The management of NN, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on its evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under item 8 of this filing.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.                      Other Information

None
Part III

Item 9.	Directors, Executive Officers and Corporate Governance

The information required by this item of Form 10-K concerning the Company's directors is contained in the sections entitled "Information about the Directors" and "Beneficial Ownership of Common Stock" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

Item 10.	Executive Compensation

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

Information required by Item 201 (d) of Regulations S-K concerning the Company’s equity compensation plans is set forth in the table below:

Table of Equity Compensation Plan Information

(in thousands)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,391	$9.23	279
Equity compensation plans not approved by security holders	--	--	--
Total	1,391	$9.23	279

Item 12.	Certain Relationships and Related Transactions, and Director Independence

During 2007, we paid $18.6 million to the former shareholder of Whirlaway, Thomas Zupan, who is now Vice President – Precision Metal Components Division.  Additionally, on November 30, 2006, the company entered into operating leases covering two of the Whirlaway manufacturing facilities with a company owed by Mr. Zupan.  The rent payments in 2009, 2008 and 2007 to this related party were $ 0.6 million each year.  The total future rent payments as of December 31, 2008 will be $1.2 million over 2 years or approximately $0.6 million per year.

Information regarding review, approval or ratification of transactions with related persons is contained in a section entitled “Certain Relationships and Related Transactions” of the Company’s definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

 Part IV

Item 14.	Exhibits and Financial Statement Schedules

       (a)   List of Documents Filed as Part of this Report

1.    Financial Statements

       The financial statements of the Company filed as part of this Annual Report on Form 10-K begins on the following pages hereof:

                                   Page

Report of Independent Registered Public Accounting Firm......................................................................................... 38

Consolidated Balance Sheets at December 31, 2009 and 2008 ......................................................................................39

Consolidated Statements of Operations and Comprehensive Income (Loss) for the
years ended December 31, 2009, 2008, and 2007 ..............................................................................................................40

Consolidated Statements of Changes in Stockholders’ Equity for the
years ended December 31, 2009, 2008, and 2007 ..............................................................................................................41

Consolidated Statements of Cash Flows for the years ended
December 31, 2009, 2008, and 2007 .....................................................................................................................................42

Notes to Consolidated Financial Statements  ...................................................................................................................43

        2.     Financial Statement Schedules

                The required information is reflected in the Notes to Consolidated Financial Statements within Item 7.

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

                              Dated:  March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date
/S/ RODERICK R. BATY	Chairman of the Board, Chief Executive Officer and President	March 31, 2010
Roderick R. Baty

/S/ JAMES H. DORTON	Vice President-Corporate Development and Chief Financial Officer	March 31, 2010
James H. Dorton

/S/ WILLIAM C. KELLY, JR.	Vice President-Chief Administrative Officer, Secretary and Treasurer	March 31, 2010
William C. Kelly, Jr.

/S/ THOMAS C. BURWELL, JR.	Corporate Controller	March 31, 2010
Thomas C. Burwell, Jr.

/S/ G. RONALD MORRIS	Director	March 31, 2010
G. Ronald Morris

/S/ MICHAEL E. WERNER	Director	March 31, 2010
Michael E. Werner

/S/ STEVEN T. WARSHAW	Director	March 31, 2010
Steven T. Warshaw

/S/ RICHARD G. FANELLI	Director	March 31, 2010
Richard G. Fanelli

/S/ ROBERT M. AIKEN, JR.	Director	March 31, 2010
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

3.3
Form of Certificate of Designation of Series A Junior Participating Preferred Stock on NN, Inc., as filed with the Secretary of the State of Delaware on December 15, 2008 (incorporated by reference to the Company’s Form 8-K filed December 18, 2008)

3.4	Amendments to the Restated By-Laws of NN, Inc. (incorporated by reference to the Company’s Form 8-K filed December 18, 2008)

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
Company, N.A. including the form of Certificate of Designation, the Form of Rights Certificate and the
Summary of Rights to Purchase attached thereto as Exhibits A, B, and C respectively (incorporated by reference to the Company’s Form 8-K filed December 18, 2008)

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

10.7	Elective Deferred Compensation Plan, dated February 26, 1999 (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed March 31, 1999)*

10.8	NN, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company's Form S-8 filed December 16, 2005)*

10.9	Executive Employment Agreement, dated August 21, 2006, between the Company and Roderick R. Baty (incorporated by reference to the Company's Forms 8-K filed August 24, 2006 and March 18, 2010)*

10.10	Executive Employment Agreement, dated August 21, 2006, between the Company and James H. Dorton (incorporated by reference to the Company's Forms 8-K filed August 24, 2006 and March 18, 2010)*

10.11	Executive Employment Agreement, dated August 21, 2006, between the Company and James Anderson (incorporated by reference to the Company's Forms 8-K filed August 24, 2006 and March 18, 2010)*

10.12	Executive Employment Agreement, dated August 21, 2006, between the Company and Thomas G. Zupan (incorporated by reference to the Company's Forms 8-K filed December 6, 2006 and March 18, 2010)*

10.13
Executive Employment Agreement, dated August 21, 2006, between the Company and Frank T. Gentry (incorporated by reference to Company's Current Report on Forms 8-K filed August 24, 2006 and March 18, 2010)*

10.14
Executive Employment Agreement, dated August 21, 2006, between the Company and Robert R. Sams (incorporated by reference to the Company's Current Report on Forms 8-K filed August 21, 2006 and March 18, 2010)*

10.15
Executive Employment Agreement dated August 21, 2006, between the Company and William C. Kelly, Jr. (incorporated by reference to the Company's Current Report on Forms 8-K filed August 24, 2006 and March 18, 2010)*

10.16	Executive Employment Agreement dated August 21, 2006, between the Company and Jeffrey H. Hodge*

10.17
NN Euroball, ApS Shareholder Agreement dated April 6, 2000 among NN, Inc., AB SKF and FAG Kugelfischer Georg ShaferAG (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K filed March 29, 2002)

10.18
Frame Supply Agreement between Euroball S.p.A., Kugelfertigung Eltmann GmbH, NN Euroball Ireland Ltd. and Ascometal effective January 1, 2002 (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission," as indicated throughout the document with an asterisk in brackets ([*])) (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K filed March 31, 2003)

10.19
Supply Agreement between NN Euroball ApS and AB SKF dated April 6, 2000. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission, " as indicated throughout the document with a n asterisk in brackets([*]) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed August 14, 2003)

10.20
Global Supply Agreement among NN, Inc., NN Netherlands B.V. and SKF Holding Maatschappij Holland B.V. dated April 14, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission, " as indicated throughout the document with a n asterisk in brackets([*])(incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed August 14, 2003)

10.21
Note Purchase Agreement dated April 22, 2004 among NN, Inc. as the Borrower and its Subsidiary Guarantors and the Prudential Insurance Company of America as Agent for the Purchase. (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed March 16, 2005)

10.22
First Amendment to Note Purchase Agreement dated as of September 1, 2006, among NN, Inc. and The Prudential Insurance and Annuity Company, American Bankers Life Assurance Company of Florida, Inc., Farmers New World Life Insurance Company and Times Insurance Company as amended March 5, 2010(incorporated by reference to the Company's Forms 8-K filed September 27, 2006 and March 10, 2010)*

10.23
Credit Agreement dated as of September 1, 2006 among NN, Inc., and the Lenders as named therein, KeyBank National Association as Lead Arranger, Book Runner and Administrative Agent, and AmSouth Bank, as Swing Line Lender as amended on March 5, 2010 (incorporated by reference to the Company's Current Report on Forms 8-K filed September 27, 2006 and March 10, 2010)

21.1           List of Subsidiaries of the Company.

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