Form 10-Q
period 2010-03-31
NN INC
filed 2010-05-10
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 6, 2010, there were 16,516,924 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.
INDEX

		Page No.
Part I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2010 and 2009 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2

	Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . .	3

	Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2010 (unaudited) . . . . .	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited) . . . . . . . . . . . . . . .	5

	Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21

Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21

Part II.	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21

Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21

Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21

Item 3.	Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22

Item 4.	(Removed and Reserved) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22

Item 5.	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22

Item 6.	Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22

	Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NN, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,

(In Thousands of Dollars, Except Per Share Data)	2010	2009
Net sales	$85,340	$57,921
Cost of products sold (exclusive of depreciation and amortization shown separately below)	68,916	56,054
Selling, general and administrative	7,890	6,895
Depreciation and amortization	6,120	5,318
Loss on disposal of assets	1	14
Restructuring and impairment charges	569	593
Income (loss) from operations	1,844	(10,953)

Interest expense	1,728	1,038
Reduction of unamortized debt issue cost	130	604
Other income, net	(1,188)	(120)
Income (loss) before provision (benefit) for income taxes	1,174	(12,475)
Provision (benefit) for income taxes	949	(2,950)
Net income (loss)	225	(9,525)

Other comprehensive loss:
Foreign currency translation loss	(6,436)	(5,491)
Comprehensive loss	$(6,211)	$(15,016)

Basic income (loss) per common share:	$0.01	$(0.59)

Weighted average shares outstanding	16,309	16,268

Diluted income (loss) per common share:	$0.01	$(0.59)

Weighted average shares outstanding	16,405	16,268

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In Thousands of Dollars)	2010	2009
Assets
Current assets:
Cash	$5,779	$8,744
Accounts receivable, net of allowance for doubtful accounts of $510 and $473, respectively	59,688	49,412
Inventories, net	33,192	33,275
Income tax receivable	2,930	3,196
Other current assets	3,213	3,656
Total current assets	104,802	98,283

Property, plant and equipment, net	120,396	129,715
Goodwill, net	8,495	9,278
Intangible assets, net	1,325	1,506
Other assets	3,462	3,870
Total assets	$238,480	$242,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,333	$38,048
Accrued salaries, wages and benefits	12,926	14,469
Current maturities of long-term debt	9,080	9,405
Income taxes payable	833	--
Other current liabilities	7,691	6,567
Total current liabilities	69,863	68,489

Deferred tax liabilities	2,995	3,558
Long-term debt, net of current portion	78,558	77,558
Accrued pension and other	13,391	14,308
Other non-current liabilities	1,915	1,936
Total liabilities	166,722	165,849

Total stockholders’ equity	71,758	76,803
Total liabilities and stockholders’ equity	$238,480	$242,652

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock
(In Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehen-sive Income	Total
Balance, January 1, 2010	16,268	$163	$49,861	$259	$26,520	$76,803
Net Income	--	--	--	225	--	225
Stock option expense	--	--	65	--	--	65
Stock compensation expense	249	3	1,098	--	--	1,101
Financial statement translation loss	--	--	--	--	(6,436)	(6,436)
Balance, March 31, 2010	16,517	$166	$51,024	$484	$20,084	$71,758

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(In Thousands of Dollars)	2010	2009
Operating Activities:
Net income (loss)	$225	$(9,525)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	6,120	5,318
Amortization of debt issue costs	359	133
Reduction of unamortized debt issue cost	130	604
Loss on disposal of property, plant and equipment	1	14
Deferred income tax	(20)	--
Compensation expense from issuance of stock and incentive stock options	1,166	106
Non-cash interest and other expenses	--	38
Changes in operating assets and liabilities:
Accounts receivable	(11,941)	6,582
Inventories	(860)	9,354
Accounts payable	2,933	(11,351)
Other assets and liabilities	1,689	(2,992)
Net cash used by operating activities	(198)	(1,719)

Investing Activities:
Acquisition of property, plant and equipment	(1,415)	(2,748)
Proceeds from disposals of property, plant and equipment	--	508
Net cash used by investing activities	(1,415)	(2,240)

Financing Activities:
Proceeds from (repayment of) short-term debt	(325)	116
Principal payment on capital lease	(14)	(12)
Proceeds from long term debt	1,000	4,000
Debt issuance cost paid	(391)	(2,240)
Net cash provided by financing activities	270	1,864

Effect of exchange rate changes on cash	(1,622)	(793)

Net Change in Cash	(2,965)	(2,888)
Cash at Beginning of Period	8,744	11,052
Cash at End of Period	$5,779	$8,164

Supplemental schedule of non-cash investing and financing activities:
Reduced note payable to customer with offsetting reduction to accounts receivable ($298 in 2009) and an increase to interest expense ($38 in 2009)	$--	$260

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 1.   Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. have not been audited, except that the balance sheet at December 31, 2009 is derived from the Company’s consolidated audited financial statements.  In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three month periods ended March 31, 2010 and 2009, the Company’s financial position at March 31, 2010 and December 31, 2009, and the cash flows for the three month periods ended March 31, 2010 and 2009.  These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods.  As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.  These unaudited, condensed and consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent annual report on Form 10-K for the year ended December 31, 2009 which we filed with the Securities and Exchange Commission on March 31, 2010.

The Company experienced a significant loss of revenue and sustained significant loss of income during the global economic recession that began to impact the Company in the fourth quarter of 2008 through the year ended December 31, 2009.  During this time frame, the Company sustained a significant weakening of its financial condition.  During the first quarter of 2010, the effects of the global recession on our Company appear to be lessening significantly.  The lenders have reestablished covenant levels that provide little flexibility in the case that the Company’s projections are not met (although at the date of this report we are in compliance with all such covenants).  There is a substantial risk that if projections are not achieved, the lenders may not amend the credit agreements, which would accelerate the due date of the loans, putting the Company in default.  Given the recent improvement in the financial performance of the Company, it is less likely we will be in default and it is more probable that new lenders could be found to replace the existing lenders.  However, we can provide no assurances that new lenders could be found, and in the event the default is not cured, the Company would be technically insolvent and would need to seek a recapitalization of the Company.  If such transaction could not be successfully completed, the Company could possibly have to seek protection under bankruptcy laws in the U.S. and other jurisdictions.

The results for the three month period ended March 31, 2010 are not necessarily indicative of results for the year ending December 31, 2010 or any other future periods.

Note 2.   Restructuring Charges and Other

During the first quarter of 2010, we announced the closure of the Tempe (Arizona) Plant.  The closure will impact approximately 130 employees.  Current economic conditions coupled with the long-term manufacturing strategy for our Whirlaway business necessitated a consolidation of our manufacturing resources in Ohio.  We expect to incur cash charges of approximately $2,500 in severance, equipment relocation and other closing costs during 2010 related to this closure.  In addition, we expect to incur up to $3,000 in accelerated depreciation during 2010 related to machinery that will cease to be used and be abandoned as part of the closure.  During the three month period ended March 31, 2010, we accrued $533 of severance cost related to the closure.  The severance costs are being recognized over the period from the announcement date until the employees’ termination date.  Also, during the first quarter, we incurred $1,000 of accelerated depreciation related to assets that will cease to be used and be abandoned as of part of the Tempe Plant closure expected to be completed during 2010.

On November 26, 2008, we announced the closure of our Kilkenny (Ireland) Plant.  The closure affected 68 employees and was completed in 2009.  During the three month periods ended March 31, 2010 and 2009, we recorded restructuring charges of $36 and $463 related to site closure costs and relocation of equipment and inventory from this location to other facilities within the Metal Bearing Components Segment.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

During the first quarter of 2009, the Hamilton (Ohio) Plant was closed.  This closure affected 11 employees and $130 in severance and other associated closure costs were incurred during the first quarter of 2009.  Of this amount, $108 was for employee severance cost which was paid in the second quarter of 2009.

During the third quarter of 2009, we informed our employees of the Veenendaal (The Netherlands) Plant of our intention to begin a reorganization of the plant’s labor force which covered the elimination of 53 permanent positions or 17% of the workforce at a cost of $3,849 due to the economic downturn.  The majority of the severance cost was paid out during the fourth quarter of 2009 and first quarter of 2010 and we did not incur any restructuring costs for this location during the three month period ended March 31, 2010.

The following table summarizes the 2010 activity related to the four restructuring programs discussed above:

(In Thousands of Dollars)	Reserve Balance at 1/01/10	Charges	Paid in 2010	Currency Impacts	Reserve Balance at 03/31/2010
Severance and other employee costs	$2,382	$533	$(1,701)	$(102)	$1,112
Site closure and other associated cost	$--	$36	$(36)	$--	$--
Total	$2,382	$569	$(1,737)	$(102)	$1,112

The Severance and other employee costs are reported within the Accrued salaries, wages and benefits line of the Condensed Consolidated Balance Sheets.

Note 3.   Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$9,807	$9,742
Work in process	7,711	7,234
Finished goods	17,255	17,963
Less inventory reserves	(1,581)	(1,664)
	$33,192	$33,275

Inventories on consignment at customer locations as of March 31, 2010 and December 31, 2009 totaled $3,959 and $3,018, respectively.

The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations.  Any costs from abnormal excess capacity or under-utilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 4.   Net Income (Loss) Per Share

	Three months ended March 31,
(In Thousands of Dollars, Except Per Share Data)	2010	2009

Net income (loss)	$225	$(9,525)

Weighted average basic shares outstanding	16,309	16,268
Effect of dilutive stock options	96	--
Weighted average dilutive shares outstanding	16,405	16,268

Basic net income (loss) per share	$0.01	$(0.59)
Diluted net income (loss) per share	$0.01	$(0.59)

Excluded from the dilutive shares outstanding for the three month period ended March 31, 2010 were 1,132 anti-dilutive options which had exercise prices ranging from $4.42 to $12.62.  Excluded from the dilutive shares outstanding for the three month period ended March 31, 2009 were 1,416 anti-dilutive options which had exercise prices ranging from $1.30 to $12.62.

Note 5.   Segment Information

The segment information and the accounting policies of each segment are the same as those described in the “Segment Information” note and the “Summary of Significant Accounting Policies and Practices” note, respectively, in our annual report on Form 10-K for the fiscal year ended December 31, 2009.  We evaluate segment performance based on segment net income or loss after income taxes.  We account for inter-segment sales and transfers at current market prices.  We did not have any significant inter-segment transactions during the three month periods ended March 31, 2010 and 2009.

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total

Three Months ended March 31, 2010
Revenues from external customers	$62,023	$13,594	$9,723	$--	$85,340

Segment net income (loss)	$5,034	$(1,907)	$700	$(3,602)	$225

Total assets	$184,418	$30,722	$18,930	$4,410	$238,480

Three Months ended March 31, 2009
Revenues from external customers	$39,329	$11,507	$7,085	$--	$57,921

Segment net loss	$(6,540)	$(838)	$(617)	$(1,530)	$(9,525)

Total assets	$192,480	$34,769	$20,308	$9,949	$257,506

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)
Note 6.   Pensions

We have a defined benefit pension plan covering the employees at our Eltmann Plant.  The plan is unfunded.  There were no prior service costs recognized in the three months ended March 31, 2010 and 2009.  We incurred $68 and $64 of interest cost during the three months ended March 31, 2010 and 2009 and expect to contribute approximately $280 to the Eltmann Plant pension plan in 2010.  As of March 31, 2010, approximately $68 of contributions had been made.

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan covering our Pinerolo Plant employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment.  The table below summarizes the changes to the severance indemnity for the three month periods ended March 31, 2010 and 2009:

	Three months ended March 31,
(In Thousands of Dollars)	2010	2009
Beginning balance	$8,015	$8,073
Amounts accrued	297	241
Payments to employees	(95)	(165)
Payments to government managed plan	(214)	(179)
Currency impacts	(515)	(398)
Ending balance	$7,488	$7,572

Service and Early Retirement Provisions

We have two plans that cover our Veenendaal Plant employees.  One provides an award for employees who achieve 25 or 40 years of service and the other is an award for employees upon retirement.  These plans are both unfunded and the benefits are based on years of service and rate of compensation at the time the award is paid.  The table below summarizes the changes in the two plans combined during the three month periods ended March 31, 2010 and 2009.

	Three months ended March 31,
(In Thousands of Dollars)	2010	2009
Beginning balance	$805	$852
Service cost	19	11
Interest cost	37	16
Benefits paid	(40)	(14)
Currency impacts	(53)	(41)
Ending balance	$768	$824

Note 7.   New Accounting Pronouncements

As of March 31, 2010, there are no new accounting pronouncements that are expected to affect the Company.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 8.   Long-Term Debt and Short-Term Debt

Long-term debt at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009

Borrowings under our $85,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.29% at March 31, 2010) plus an applicable margin of 4.75%, expiring September 20, 2011.	$59,067	$58,392

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 8.50% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	28,571	28,571

Total debt	87,638	86,963

Less current maturities of long-term debt	9,080	9,405

Long-term debt, excluding current maturities of long-term debt	$78,558	$77,558

During the first quarter of 2010, we amended both the revolving credit facility and the senior notes.  The primary purpose of these amendments was to re-establish covenant levels through the expiration of the revolving credit facility in September 2011 to reflect our current business outlook.  The primary financial covenants are the same for both credit agreements through September 2011, the expiration of the revolving credit facility.  After September 2011, the covenants for the senior note agreement revert back the covenants in the original agreement.  It is likely the covenant levels of the senior note agreement in 2012 through 2014 may no longer be appropriate for our business at that time and these covenant levels may need to be renegotiated in the future.

As a result of the amendments, the revolving credit facility was reduced to $85,000 from $90,000 as of the amendment date, and it will reduce further by $1,000 at the end of each of the three fiscal quarters beginning with the December 31, 2010 quarter end and ending with the June 30, 2011 quarter end, after which the total commitment will be $82,000.  Neither the commitment amount nor the payment terms of the senior notes were changed.  The amendments provided a restriction on restructuring of foreign subsidiaries and removed certain subsidiaries from participation in the credit agreement.  Also as a result of the amendments, the interest rate was amended to LIBOR plus an applicable margin of 4.75% from an applicable margin of 4.00%.  The interest rate on the senior notes was not changed and remains at 8.5%.  Due to the reduction in the credit availability of the revolving credit facility, $130 in unamortized debt issuance costs from the 2009 revolving credit facility amendment were eliminated during the first quarter of 2010.

In relation to entering into the amended and restated credit agreements mentioned above, we forecasted levels of revenue and cash flow from operations in 2010 versus 2009 based on our recent sales levels, current economic conditions, published economic forecasts and input from our major customers that are lower levels than our normalized historical results prior to the onset of the global recession in the fourth quarter of 2008.  These forecasts were used to set new financial and operating covenants in our amended credit facilities through September 2011.  However, further deterioration of market conditions and sales levels in excess of our forecasts for revenue and cash flow could result in the Company failing to meet these covenants, which could cause a material adverse impact on our liquidity and financial position.  We can provide no assurances we will be in compliance with the existing covenants for the remainder of 2010 through September 2011.   The specific covenants to which we are subject, and the actual results achieved for the three month period ended March 31, 2010 are stated below.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

(In Thousands of Dollars) Financial Covenants	Required Covenant Level	Actual Level Achieved
Interest coverage ratio	Not to be less than 0.42 to 1.00 for the period ending March 31, 2010	0.91 to 1.00
Funded indebtedness to capitalization ratio	Not to exceed 0.60 to 1.00 through June 29, 2010	0.56 to 1.00
Minimum EBITDA	Not to be less than $603 for the most recently completed four fiscal quarters ending March 31, 2010	$5,937
Capital expenditures	Not to exceed $5,015 for the fiscal quarter ending March 31, 2010	$1,415
Minimum asset coverage ratio	Not to be less than 1.05 to 1.00	1.57 to 1.00

Note 9. Goodwill

The changes in the carrying amount of goodwill for the three month period ended March 31, 2010 are as follows:

Goodwill

(In Thousands of Dollars)	Metal Bearing Components Segment
Balance as of January 1, 2010	$9,278
Currency impacts	(783)
Balance as of March 31, 2010	$8,495

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs.  During the three month period ended March 31, 2010, the actual financial results of the remaining reporting unit with a goodwill balance were consistent with the forecasted results used in testing for impairment at December 31, 2009.  Thus, as of March 31, 2010, there are no further indications of impairment at this reporting unit.

Note 10.     Intangible assets subject to amortization, net of amortization

(In Thousands of Dollars)	Metal Bearing Components Segment
Balance as of January 1, 2010	$606
Amortization	(146)
Currency impacts	(35)
Balance as of March 31, 2010	$425

Within the Metal Bearing Components Segment, the intangible asset is a contract intangible.  This intangible asset was subject to amortization over approximately five years starting in 2006 and amortization expense was to approximate $500 for each of the five years.  For the three months ended March 31, 2010, the amortization expense totaled $146, and accumulated amortization totaled $2,317 at March 31, 2010.

The Precision Metal Components Segment has an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)
Note 11.    Stock Compensation

In the three month period ended March 31, 2010 and 2009, approximately $1,166 and $106, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards.  On March 17, 2010, we granted 249 shares and 26 share options to non-executive directors, officers and certain other key employees.

We issued the aforementioned 249 shares of our common stock under our 2005 stock incentive plan.  The shares were issued on March 17, 2010 and were fully vested at the date of grant.  We incurred $1,101 of non-cash compensation expense, which was the entire cost of the grant, at that date. The fair value of the shares issued was determined by using the grant date price of our common stock.

 We incurred $65 and $106 in stock option expense in the three month periods ended March 31, 2010 and 2009, respectively.  The fair value of the options cannot be determined by market value, as our options are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes model which relies on certain assumptions to estimate an option's fair value.

The following table provides a reconciliation of option activity for the three month period ended March 31, 2010:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	1,391	$9.23
Granted	26	$4.42
Forfeited or expired	(53)	$11.56
Outstanding at March 31, 2010	1,364	$9.05	5.6	$(4,838	) (1)
Exercisable at March 31, 2010	1,147	$9.82	5.0	$(4,953	) (1)
                                          (1) The negative intrinsic value is the amount by which the exercise price of each individual option grant was greater than the market price of the stock at March 31, 2010.

Note 12.    Provision for Income Taxes

During the three month period ended March 31, 2010, we continued to place a valuation allowance on all of the deferred tax assets of our U.S. locations, based on the recent negative financial performance of our U.S. operations during the global economic recession of 2008 and 2009.  The determination to place a valuation allowance on the tax benefits incurred by our U.S. based operations was made based upon the fact that second quarter and cumulative 2009 results of these entities were much more unfavorable than originally forecasted.  If U.S. operations return to a level of profitability sufficient to utilize these deferred tax assets, they will be used to offset future U.S. based taxable income.  If we determine that this is more likely than not, a deferred tax benefit will be recognized.

For the three month period ended March 31, 2010, the difference between the U.S. federal statutory tax rate of 34% and our effective tax rate of 82%, was mainly due to the valuation allowance placed on deferred taxes at our U.S. locations as discussed above.   In addition, we did not recognize tax benefits at four international locations in which we operate.  Prior to 2009, valuation allowances were placed on the net deferred tax assets at these foreign locations.  Finally, the effective rate was impacted by non-U.S. based earnings taxed at lower rates.  The statutory and effective income tax rates in many of the foreign countries in which we operate are lower than the U.S. federal rate.  The table below summarizes the impacts on the effective tax rate for the three months period ended March 31, 2010 and 2009.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

(In Thousands of Dollars)	Three Months ended March 31, 2010	Three Months ended March 31, 2009

Income tax provision (benefit) at the federal statutory rate of 34%	$399	$(4,241)
Applied U.S. valuation allowance	910	--
Non-U.S. earnings taxed at lower rates	(387)	1,336
Other differences	27	(45)

Provision (benefit) for income taxes	$949	$(2,950)

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

Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our Eltmann, Germany Plant could reach a point of technical insolvency or illiquidity within the next 12 to 24 months.  If this occurs, local laws could require the subsidiary to file for bankruptcy unless we provide additional support in the form of financial guarantees or additional funding of operations.  During the first quarter of 2010, we took certain actions in this regard including subordination of certain intercompany obligations and committing to additional equity contributions under certain circumstances.  If in the future the Eltmann Plant should be required to file for bankruptcy, we could potentially lose the value of the assets of Eltmann of approximately $8,016 at March 31, 2010 but could also be released from certain liabilities totaling $8,333 at March 31, 2010.  We believe that in the event of bankruptcy, there could be a temporary disruption of normal product flow to customers, but that it is unlikely that such an event would have a long-term significant impact given the current level of excess capacity within our European plants.

Note 14.    Property Plant and Equipment

During the first quarter of 2010, we incurred $1,000 of accelerated depreciation related to assets that will cease to be used and be abandoned as of part of the Tempe Plant closure expected to be completed during 2010.

During the first quarter of 2009, the land and building of the former Hamilton, Ohio Plant of the Precision Metal Components Segment was sold for proceeds of $508, which resulted in no gain or loss from sale.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 15.   Fair Value of Financial Instruments

The fair value of the Company’s fixed rate long-term borrowings is calculated by use of a discounted cash flow analysis factoring in current market borrowing rates for similar types of borrowing arrangements under our credit profile. The current market borrowing rates are Level 2 inputs under the U.S. GAAP fair value hierarchy.  The carrying amounts and fair values of the Company’s long-term debt are in the table below:

	March 31, 2010		December 31, 2009
(In Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Variable rate short-term debt	$59,067	$59,067	$58,392	$58,392
Fixed rate short-term debt	$28,571	$27,999	$28,571	$27,787

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under Item 1.A. “Risk Factors.”  There have been no material changes to these risk factors since December 31, 2009.

Economic Impacts on the three month period ended March 31, 2010

During the three month period ended March 31, 2010, sales showed significant improvement from the dramatic reductions witnessed in the first quarter of 2009 due to the worldwide recession.  Sales increased 43% for the three month period ended March 31, 2010 from the three month period ended March 31, 2009, excluding the effects of exchange rates.  For the three month period ended March 31, 2010, sales were up approximately 13% compared to the sales in the fourth quarter of 2009, excluding the effects of exchange rates.

We believe the increase in sales that occurred during the first quarter of 2010 versus the first quarter of 2009, was due both to customers adopting more normalized ordering patterns and increased demand in the end markets we serve.  It is unclear what portion of the increase was due to customer ordering patterns versus market demand.  We believe during 2009, demand for our products had decreased more than actual demand in the end markets we serve.  We referred to this as the “de-stocking effect” and believed it was due to reduction in overall inventory levels throughout the supply chain.  We are uncertain to what extent the change of overall stock levels within the supply chains we serve had on the first quarter of 2010.  Furthermore, we are unsure to what extent our customers’ demand in the remaining quarters of 2010 will be affected by the management of inventory levels within the supply chain.

The 43% increase in sales volume was the main driver of the improvement in net income during the three month period ended March 31, 2010.  Despite the increase in sales volume during the first quarter of 2010, we continued to aggressively manage employment levels, production levels, and discretionary spending.

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009.

OVERALL RESULTS
	NN, Inc.
(In Thousands of Dollars)	2010	2009	Change
Net sales	$85,340	$57,921	$27,419
Foreign exchange effects				2,403
Volume				29,144
Price				(265)
Mix				(2,758)
Material inflation pass-through				(1,105)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	68,916	56,054	12,862
Foreign exchange effects				2,059
Volume				15,666
Cost reduction				(2,066)
Mix				(1,972)
Inflation				(825)

Selling, general, and administrative	7,890	6,895	995
Foreign exchange effects				163
Share based compensation expense				1,166
Reduction in spending				(334)

Depreciation and amortization	6,120	5,318	802
Foreign exchange effects				176
Accelerated depreciation due to plant closure				1,000
Lower expense				(374)

Restructuring and impairment charges	569	593	(24)
Interest expense	1,728	1,038	690
Loss on disposal of assets	1	14	(13)
Reduction of unamortized debt issue cost	130	604	(474)
Other income, net	(1,188)	(120)	(1,068)
Income (loss) before provision (benefit) for income taxes	1,174	(12,475)	13,649
Provision (benefit) for income taxes	949	(2,950)	3,899
Net income (loss)	$225	$(9,525)	$9,750

Net Sales.  Net sales increased during the first quarter of 2010 from the first quarter of 2009 due primarily to higher customer orders.  The sales volume increases were due to our customers ordering at much higher levels than the same period in 2009, particularly in Europe and within the automotive market in the U.S.  As discussed previously, we believe this increased demand was due to both demand in the customer end markets we serve and due to a shift in focus of supply chain participants from reducing inventory levels to adopting order patterns based on true market demand.  The negative mix effect is related mainly to timing of the recovery as lower price automotive components have rebounded quicker than higher priced industrial components.  As the industrial components rebound, this mix effect should decrease.

Cost of Products Sold (exclusive of depreciation and amortization).  The majority of the increase was due to the same sales volume increases discussed above.  Excluding volume effects, cost of product sold decreased $2.8 million due mainly to planned cost saving projects.

We continue to aggressively manage our production costs.  We were able to effectively leverage fixed manufacturing costs, particularly fixed labor cost in Europe, during the first quarter of 2010 despite a 43% increase in sales from the first quarter of 2009.

During the first quarter of 2010, we returned to a historically normal profitability range wherein cost of products sold was approximately 80% of sales.  This favorable result was due to sales volume increases from greater demand for our products.  As sales increased, we were be better able to leverage our existing fixed cost base, as discussed above, thus reducing cost of products sold as a percentage of sales.

Selling, General and Administrative Expenses.  The majority of the increase in selling, general and administrative expenses was from non-cash stock based compensation expense recognized during the first quarter of 2010 due to the immediate vesting of the shares.  This expense was incurred by recognizing the entire cost of the grant of common stock that was issued to certain employees and directors, at the grant date of the shares.

Depreciation and Amortization.  The majority of the increase in depreciation and amortization expense was due to accelerated depreciation of $1.0 million on certain fixed assets at our Tempe Plant due to the closure of that facility expected to be completed in 2010.

Interest expense.  Interest expense was higher by $0.5 million due to increases in the interest rate spread charged on our LIBOR credit facility and our senior notes.  The interest rate was increased upon amending our credit facilities on March 13, 2009 and on March 5, 2010.  In addition, we amortized $0.2 million more of capitalized loan costs into interest expense due to the amendment of the loan facilities.

Restructuring and impairment charges.  During the three month period ended March 31, 2010, we incurred $0.1 million of restructuring cost related to the closure of the Kilkenny Plant and $0.5 million in restructuring charges related to the closure of our Tempe Plant.  (See Footnote 2 of the Notes to Consolidated Financial Statements.)

Other income, net.  The majority of the other income recognized during the three months ended March 31, 2010 related to foreign exchange gains at our foreign subsidiaries from U.S. Dollar denominated inter-company receivables that were put in place with the amended credit facilities in 2009.  The U.S. Dollar appreciated almost 6% against the Euro during the first quarter of 2010 which generated these gains.

Provision for income taxes. For the three months ended March 31, 2010 and 2009, the difference between the effective tax rates of 82% and 24%, respectively, was mainly due to not being able to recognize the tax benefits incurred at our U.S. locations during the first quarter of 2010.  We placed valuation allowances on U.S. deferred tax benefits during the second quarter of 2009, as the recoverability of these tax benefits in the near future came into question at that point.  (See Footnote 12 of the Notes to Consolidated Financial Statements.)

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2010	2009	Change

Net sales	$62,023	$39,329	$22,694
Foreign exchange effects				2,403
Volume				24,154
Price				(312)
Mix				(2,511)
Material inflation pass-through				(1,040)
Segment net income (loss)	$5,034	$(6,540)	$11,574

All three geographic regions of this segment experienced robust sales growth from first quarter of 2009 levels as Europe, the U.S. and Asia all had sales volume increases of approximately 30% or more in first quarter 2010.  As discussed previously, these volume increases were related to both increased end market demand and our customers adopting more normalized ordering patterns.  The unfavorable mix was a result of end markets that experienced the rebound with the lower priced automotive end markets growing quicker than the industrial end markets.

The segment net income was impacted primarily by the large increase in sales volume and the related production efficiencies and leveraging of fixed production costs.  The impact of fixed costs and related leveraging of production capacity is significant in this segment because a large portion of our installed capacity is in Western Europe, where labor cost is semi-variable.  Additionally, the segment results were favorably impacted by reductions in production costs from planned cost reduction projects.

The positive variance in segment net income in the first quarter of 2010 from the first quarter of 2009 was favorably impacted by $2.1 million in non-operating items.  The 2010 segment net income was favorably impacted by $0.9 million, after tax, in foreign exchange gains on certain intercompany receivables related to the 2009 amended credit facilities (as discussed above) and by not recognizing tax expenses of $0.8 million due to the existing deferred tax asset valuation allowances.   In addition, the first quarter 2009 segment net loss was increased by $0.5 million due to restructuring charges related to the closure of the Kilkenny Plant of which only $0.1 million repeated in the first quarter of 2010.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2010	2009	Change

Net sales	$13,594	$11,507	$2,087
Volume				2,167
Mix				(127)
Price				47

Segment net loss	$(1,907)	$(838)	$(1,069)

The majority of the increase in sales at this segment was due to higher U.S. automotive demand in the first quarter of 2010 versus the first quarter of 2009.

The increase in segment net loss from the first quarter of 2009 was due largely to $1.0 million of accelerated depreciation and $0.5 million of severance costs both related to the Tempe Plant closure expected to be completed during 2010.  This was partially offset by $0.1 million of restructuring cost incurred in the first quarter of 2009.  Additionally, the first quarter of 2009 segment net loss was reduced by $0.5 million because tax benefits from the segment loss were recognized in the first quarter of 2009.  Excluding these amounts, the segment net loss would have decreased $0.9 million from the first quarter of 2009 mainly related to additional sales volume and operational efficiencies.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2010	2009	Change

Net sales	$9,723	$7,085	$2,638
Volume				2,823
Price/Mix				(185)

Segment net income (loss)	$700	$(617)	$1,317

The volume increase for this segment was also related to increased U.S. automotive end market demand.

The segment net income for the first quarter of 2010 resulted from the 40% increase in sales and the related operational efficiencies from higher levels of production.  Additionally, the first quarter 2010 segment net income was $0.2 million higher as tax expenses were not recognized on the segment income due to existing deferred tax asset valuation allowances.

Changes in Financial Condition

From December 31, 2009 to March 31, 2010, our total assets decreased $4.2 million although current assets increased $6.5 million.  The depreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total assets and current assets to decrease approximately $8.6 million and $3.1 million, respectively, from December 31, 2009.  Factoring out the foreign exchange effects, accounts receivable was higher by $11.9 million due to the 21% increase in sales volume in March and February 2010 from sales levels in December and November of 2009.  Additionally, the days sales outstanding have increased 2 days in the first quarter of 2010 due to timing of certain customer receipts.  Net overdue receivables have fallen from approximately 12% of total accounts receivable at December 31, 2009 to approximately 9% of total accounts receivable at March 31, 2010 due to focused collection activity.  Inventories increased by $0.9 million from December 31, 2009, primarily from increased work in process inventory levels due to higher production levels in the first quarter of 2010.  Factoring out foreign exchange effects, property, plant and equipment decreased $4.5 million as year to date capital spending was lower than depreciation.

From December 31, 2009 to March 31, 2010, our total liabilities increased $0.9 million.  The depreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total liabilities to decrease approximately $4.7 million from December 31, 2009.  Factoring out the foreign exchange effects, accounts payable was up $2.9 million due to higher production and purchasing levels in response to increased demand in 2010 and due to timing of payments to certain vendors.  The increase in accounts payable was partially offset by the $1.7 million reduction in the restructuring accrual at our Veneendaal Plant due to severance payments made in the first quarter of 2010.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $34.9 million at March 31, 2010 as compared to $29.8 million at December 31, 2009.  The ratio of current assets to current liabilities increased from 1.44:1 at December 31, 2009 to 1.50:1 at March 31, 2010.  The increase in working capital was due primarily to the $11.9 million increase in accounts receivable partially offset by the $2.9 million increase in accounts payables, both discussed above.

Cash flow used by operations year to date was $0.2 million for 2010 compared with cash flow used by operations of $1.7 million for 2009.  The favorable variance in cash flow used by operations was due to the favorable improvement in net income in 2010.  Partially offsetting this impact was the unfavorable effect from increasing net working capital in 2010 versus decreasing net working capital in 2009.  The working capital increases, as discussed above, were due to increased sales and production volumes experienced during the first quarter of 2010.

Liquidity and Capital Resources

Amounts outstanding under our $85.0 million credit facility and our $40.0 million senior notes as of March 31, 2010 were $59.1 million and $28.6 million, respectively.  See Note 8 of the Notes to Consolidated Financial Statements.  We were in compliance with all covenants related to the amended and restated $85 million credit facility and the amended and restated $40 million senior notes as of March 31, 2010.  We can provide no assurances we will be in compliance with the covenants for the remainder of 2010 and the first nine months of 2011. The specific covenants to which we are subject and our actual results compared to those covenants are disclosed in Note 8 of the Notes to Consolidated Financial Statements.

In relation to entering into the amended and restated credit agreements mentioned above, we forecasted increased levels of revenue and cash flow from operations in 2010 versus 2009 based on our recent sales levels, current economic conditions, published economic forecasts and input from our major customers.  These forecasts were used to set new financial and operating covenants in our amended credit facilities through September 2011.  However, deterioration of market conditions could result in the Company failing to meet these covenants which could cause a material adverse impact on our liquidity and financial position.

The Company experienced a significant loss of revenue and sustained significant loss of income during the global economic recession that began to impact the Company in the fourth quarter of 2008 through the year ended December 31, 2009.  During this time frame, the Company sustained a significant weakening of its financial condition.  During the first quarter of 2010, the effects of the global recession on our Company appear to be lessening significantly.  The lenders have set revised covenant levels that provide little flexibility in the case that the Company’s projections are not met (although at the date of this report we are in compliance with all such covenants).  There is a substantial risk that if projections are not achieved, the lenders may not amend the credit agreements, which would accelerate the due date of the loans, putting the Company in default.  Given the recent improvement in the financial performance of the Company, it is less likely we will be in default and it is more probable that new lenders could be found to replace the existing lenders.  However, we can provide no assurances that new lenders could be found, and in the event the default is not cured, the Company would be technically insolvent and would need to seek a recapitalization of the Company.  If such transaction could not be successfully completed, the Company could possibly have to seek protection under bankruptcy laws in the U.S. and other jurisdictions.

Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our Eltmann, Germany Plant could reach a point of technical insolvency or illiquidity within the next 12 to 24 months.  If this occurs, local laws could require the subsidiary to file for bankruptcy unless we provide additional support in the form of financial guarantees or additional funding of operations.  During the first quarter of 2010, we took certain actions in this regard including subordination of certain intercompany obligations and committing to additional equity contributions under certain circumstances.  If in the future the Eltmann Plant should be required to file for bankruptcy, we could potentially lose the value of the assets of Eltmann of approximately $8,016 at March 31, 2010 but could also be released from certain liabilities totaling $8,333 at March 31, 2010.  We believe that in the event of bankruptcy, there could be a temporary disruption of normal product flow to customers, but that it is unlikely that such an event would have a long-term significant impact given the current level of excess capacity within our European plants.

Many of our locations use the Euro as their functional currency.  In 2010, the fluctuation of the Euro against the U.S. Dollar unfavorably impacted revenue, decreased the value of assets and liabilities and had a favorable impact on net income due to gains on translation of intercompany loans.  As of March 31, 2010, no currency hedges were in place.  Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have made planned capital expenditures totaling $1.4 million as of March 31, 2010.  During 2010, we expect to spend approximately $16.7 on capital expenditures, the majority of which relate to new or expanded business.  While there can be no assurances due to the liquidity issues discussed above, we believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our capital expenditures and working capital needs through March 2011.

Seasonality and Fluctuation in Quarterly Results

Historically, our net sales in the Metal Bearing Components Segment have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that have significantly slower production during the month of August.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our annual report on Form 10-K for the year ended December 31, 2009, including those policies as discussed in Note 1 to the annual report.  There have been no changes to these policies during the three month period ended March 31, 2010.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies.  To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks.  We are exposed to changes in interest rates primarily as a result of our borrowing activities.  At March 31, 2010, we had $59.1 million outstanding under our variable rate revolving credit facilities and $28.6 million fixed rate senior notes outstanding.  See Note 8 of the Notes to Consolidated Financial Statements.  At March 31, 2010, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.6 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates.  We did not hold a position in any foreign currency hedging instruments as of March 31, 2010.

Item 4.      Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of March 31, 2010, the end of the period covered by this quarterly report.

There have been no changes in the fiscal quarter ended March 31, 2010 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A.    Risk Factors

Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under Item 1.A. “Risk Factors.”  There have been no material changes to these risk factors since December 31, 2009.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     (Removed and Reserved)

Item 5.     Other Information

None

Item 6.     Exhibits

    31.1     Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

    31.2     Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

    32.1     Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

                32.2     Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: May 10, 2010	By:	/s/ Roderick R. Baty
Roderick R. Baty,
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 10, 2010	By:	/s/ James H. Dorton
James H. Dorton
Vice President - Corporate Development and
Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: May 10, 2010	By:	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.,
Vice President and
Chief Administrative Officer
(Duly Authorized Officer)

Date: May 10, 2010	By:	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Corporate Controller
(Principal Accounting Officer)