Form 10-Q
period 2010-06-30
NN INC
filed 2010-08-11
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

As of August 9, 2010, there were 16,521,924 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.
INDEX

Part I. Financial Information		Page No.

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2010 and 2009 (unaudited) ......................................................................................................................................................................................	2

	Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 (unaudited) ......................................................................................	3

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2010 (unaudited) ................................	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited) .................................................	5

	Notes to Condensed Consolidated Financial Statements (unaudited)...................................................................................................................................	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ...........................................................................................	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk..................................................................................................................................................	24

Item 4.	Controls and Procedures ...	24

Part II. Other Information

Item 1.	Legal Proceedings ...	25

Item 1A.	Risk Factors ...	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ................................................................................................................................................	25

Item 3.	Defaults Upon Senior Securities ..................................................................................................................................................................................................	25

Item 4.	(Removed and Reserved)...	25

Item 5.	Other Information ...	25

Item 6.	Exhibits...	25

Signatures	...	26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of Dollars, Except Per Share Data)	2010	2009	2010	2009
Net sales	$92,693	$57,088	$178,033	$115,009
Cost of products sold (exclusive of depreciation and amortization shown separately below)	73,423	54,149	142,339	110,203
Selling, general and administrative	7,150	6,419	15,040	13,313
Depreciation and amortization	4,842	5,200	10,962	10,518
(Gain)/loss on disposal of assets	2	(42)	3	(27)
Restructuring and impairment charges	667	79	1,236	672
Income (loss) from operations	6,609	(8,717)	8,453	(19,670)

Interest expense	1,755	1,848	3,483	2,886
Write-off of unamortized debt issue cost	--	--	130	604
Other income, net	(1,789)	(5)	(2,977)	(125)
Income (loss) before provision (benefit) for income taxes	6,643	(10,560)	7,817	(23,035)
Provision (benefit) for income taxes	1,520	2,906	2,469	(45)
Net income (loss)	5,123	(13,466)	5,348	(22,990)

Other comprehensive loss:
Financial statement translation gain/(loss)	(8,485)	5,878	(14,921)	387
Comprehensive loss	$(3,362)	$(7,588)	$(9,573)	$(22,603)

Basic income (loss) per common share:	$0.31	$(0.83)	$0.33	$(1.41)

Weighted average shares outstanding	16,522	16,268	16,388	16,268

Diluted income (loss) per common share:	$0.31	$(0.83)	$0.32	$(1.41)

Weighted average shares outstanding	16,633	16,268	16,492	16,268

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In Thousands of Dollars)	2010	2009
Assets
Current assets:
Cash	$6,043	$8,744
Accounts receivable, net of allowance for doubtful accounts of $479 and $473, respectively	65,483	49,412
Inventories, net	32,826	33,275
Income tax receivable	2,668	3,196
Other current assets	3,883	3,656
Total current assets	110,903	98,283

Property, plant and equipment, net	112,746	129,715
Goodwill, net	7,475	9,278
Intangible assets, net	1,158	1,506
Other assets	3,332	3,870
Total assets	$235,614	$242,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,423	$38,048
Accrued salaries, wages and benefits	12,436	14,469
Current maturities of long-term debt	8,177	9,405
Income taxes payable	1,997	--
Other current liabilities	7,647	6,567
Total current liabilities	70,680	68,489

Deferred tax liabilities	2,873	3,558
Long-term debt, net of current portion	79,643	77,558
Accrued pension and other	12,080	14,308
Other non-current liabilities	1,901	1,936
Total liabilities	167,177	165,849

Total stockholders’ equity	68,437	76,803
Total liabilities and stockholders’ equity	$235,614	$242,652

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock
(In Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehen- sive Income	Total

Balance, January 1, 2010	16,268	$163	$49,861	$259	$26,520	$76,803
Net income	--	--	--	5,348	--	5,348
Stock option expense	--	--	99	--	--	99
Shares issued for options	5	--	7	--	--	7
Stock compensation expense	249	3	1,098	--	--	1,101
Financial statement translation loss	--	--	--	--	(14,921)	(14,921)
Balance, June 30, 2010	16,522	$166	$51,065	$5,607	$11,599	$68,437

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(In Thousands of Dollars)	2010	2009
Operating Activities:
Net income (loss)	$5,348	$(22,990)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,962	10,518
Amortization of debt issue costs	730	438
Write-off of unamortized debt issue cost	130	604
(Gain)/loss on disposal of property, plant and equipment	3	(27)
Deferred income tax expense (benefit)	(57)	1,537
Share-based compensation expense	1,200	198
Non-cash interest and other expenses	--	78
Changes in operating assets and liabilities:
Accounts receivable	(20,288)	5,883
Inventories	(1,743)	17,026
Accounts payable	6,267	(12,877)
Other assets and liabilities	2,574	326
Net cash provided by operating activities	5,126	714

Investing Activities:
Acquisition of property, plant and equipment	(4,354)	(3,761)
Proceeds from disposals of property, plant and equipment	2	590
Net cash used by investing activities	(4,352)	(3,171)

Financing Activities:
Repayment of short-term debt	(1,228)	(574)
Principal payment on capital lease	(28)	(25)
Proceeds from long term debt	2,085	2,686
Proceeds from issuance of stock	7	--
Debt issuance cost paid	(422)	(3,217)
Net cash provided (used) by financing activities	414	(1,130)

Effect of exchange rate changes on cash	(3,889)	(405)

Net Change in Cash	(2,701)	(3,992)
Cash at Beginning of Period	8,744	11,052
Cash at End of Period	$6,043	$7,060

Supplemental schedule of non-cash investing and financing activities:
Reduced note payable to customer with offsetting reduction to accounts receivable ($411 in 2009) and an increase to interest expense ($50 in 2009)	$--	$361

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 1. Interim Financial Statements

The accompanying consolidated financial statements of NN, Inc. have not been audited, except that the balance sheet at December 31, 2009 is derived from the Company’s audited consolidated financial statements.  In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three and six month periods ended June 30, 2010 and 2009, the Company’s financial position at June 30, 2010 and December 31, 2009, and the cash flows for the six month periods ended June 30, 2010 and 2009.  These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods.  As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

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

The Company experienced a significant loss of revenue and sustained significant loss of income during the global economic recession that began to impact the Company in the fourth quarter of 2008 through the year ended December 31, 2009.  During this time frame, the Company sustained a significant weakening of its financial condition.  During the six months ended June 30, 2010, the effects of the global recession on our Company have lessened significantly.  As the effects of the global recession have lessened, our operating results have improved during the first six months of 2010.  Based on the results of the first six months of 2010, the Company now expects to meet existing financial covenants and as a result, the probability of the Company’s being in default has been lessened since the beginning of the current year.  However, should the Company once again be impacted by an economic downturn, the probability of the Company’s being in default at some point in the future could substantially increase.

The results for the three and six month periods ended June 30, 2010 are not necessarily indicative of results for the year ending December 31, 2010 or any other future periods.

Note 2. Restructuring Charges and Other

During the first quarter of 2010, we announced the closure of the Tempe (Arizona) Plant.  The closure will impact approximately 130 employees.  Current economic conditions coupled with the long-term manufacturing strategy for our Whirlaway business necessitated a consolidation of our manufacturing resources into existing facilities in Ohio.  We expect to incur cash charges of approximately $2,500 in severance, equipment relocation and other closing costs during 2010 related to this closure.  During the three and six month periods ended June 30, 2010, we accrued $604 and $1,137 of severance cost related to the closure.  The severance costs are being recognized pro-rata over the period from the announcement date until the employees’ termination date as continued employment is a requirement to receive severance payments.  Additionally, during the three and six month periods ended June 30, 2010, we incurred $63 of site closure and other associated costs.  In the first quarter of 2010, we incurred $1,000 of accelerated depreciation related to certain fixed assets that will cease to be used due to the Tempe Plant closure.  Originally, we had expected to incur up to $3,000 of accelerated depreciation related to this closure.  Due to updating our current estimate of the salvage value of these assets to reflect current market conditions, we do not expect to incur any additional accelerated depreciation beyond the $1,000 taken to date.

On November 26, 2008, we announced the closure of our Kilkenny (Ireland) Plant.  The closure affected 68 employees and was completed in 2009.  During the six month periods ended June 30, 2010 and 2009, we recorded restructuring charges of $36 and $542 related to site closure costs and relocation of equipment and inventory from this location to other facilities within the Metal Bearing Components Segment.

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

During the third quarter of 2009, we informed our employees of the Veenendaal (The Netherlands) Plant of our intention, due to the global recession, to begin a reorganization of the plant’s labor force which covered the elimination of 53 permanent positions or 17% of the workforce at a cost of $3,849.  The majority of the severance cost was paid out during the fourth quarter of 2009 and first quarter of 2010 and we did not incur any restructuring costs for this location during the three and six month periods ended June 30, 2010.

The following table summarizes the 2010 activity related to the four restructuring programs discussed above:

(In Thousands of Dollars)	Reserve Balance at 1/01/2010	Charges	Paid in 2010	Currency Impacts	Reserve Balance at 06/30/2010
Severance and other employee costs	$ 2,382	$ 1,137	$ (2,139)	$ (134)	$ 1,246
Site closure and other associated cost	$ --	$ 99	$ (99)	$ --	$ --
Total	$ 2,382	$ 1,236	$ (2,238)	$ (134)	$ 1,246

Accrued severance and other employee costs are reported within the Accrued salaries, wages and benefits line of the Condensed Consolidated Balance Sheets.

Note 3. Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$10,766	$9,742
Work in process	7,948	7,234
Finished goods	15,549	17,963
Less inventory reserves	(1,437)	(1,664)
	$32,826	$33,275

Inventories on consignment at customer locations as of June 30, 2010 and December 31, 2009 totaled $3,217 and $3,018, respectively.

The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations.  Any costs from abnormal excess capacity or under-utilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 4. Net Income (Loss) Per Share

	Three months ended June 30,		Six months ended June 30,
(In Thousands of Dollars, Except Per Share Data)	2010	2009	2010	2009

Net income (loss)	$ 5,123	$ (13,466)	$ 5,348	$ (22,990)

Weighted average basic shares outstanding	16,522	16,268	16,388	16,268
Effect of dilutive stock options	111	--	104	--
Weighted average dilutive shares outstanding	16,633	16,268	16,492	16,268

Basic net income (loss) per share	$ 0.31	$ (0.83)	$ 0.33	$ (1.41)
Diluted net income (loss) per share	$ 0.31	$ (0.83)	$ 0.32	$ (1.41)

Excluded from the dilutive shares outstanding for the three and six month periods ended June 30, 2010 were 1,132 anti-dilutive options which had exercise prices ranging from $4.42 to $12.62.  Excluded from the dilutive shares outstanding for the three and six month periods ended June 30, 2009 were 1,416 anti-dilutive options which had exercise prices ranging from $1.30 to $12.62.

Note 5. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices”, respectively, included in our annual report on Form 10-K for the fiscal year ended December 31, 2009.  We evaluate segment performance based on segment net income or loss after income taxes.  We account for inter-segment sales and transfers at current market prices.  We did not have any significant inter-segment transactions during the three and six month periods ended June 30, 2010 and 2009.

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total

Three Months ended June 30, 2010
Revenues from external customers	$66,866	$16,017	$9,810	$--	$92,693

Segment net income (loss)	$8,256	$(592)	$750	$(3,291)	$5,123

Six Months ended June 30, 2010
Revenues from external customers	$128,889	$29,611	$19,533	$--	$178,033

Segment net income (loss)	$13,290	$(2,499)	$1,450	$(6,893)	$5,348

Total assets	$179,365	$33,441	$18,772	$4,036	$235,614

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total

Three Months ended June 30, 2009
Revenues from external customers	$39,627	$11,290	$6,171	$--	$57,088

Segment net loss	$(4,928)	$(1,520)	$(1,412)	$(5,606)	$(13,466)

Six Months ended June 30, 2009
Revenues from external customers	$78,956	$22,797	$13,256	$--	$115,009

Segment net loss	$(11,468)	$(2,358)	$(2,029)	$(7,135)	$(22,990)

Total assets	$193,831	$32,392	$18,304	$4,928	$249,455

Note 6. Pensions

We have a defined benefit pension plan covering the employees at our Eltmann Plant.  The plan is unfunded.  There were no prior service costs recognized in the three and six months ended June 30, 2010 and 2009.  We incurred $63 and $131 of interest cost during the three and six months ended June 30, 2010, respectively, and expect to contribute approximately $267 to the Eltmann Plant pension plan in 2010.  As of June 30, 2010, approximately $131 of contributions had been made.

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan covering our Pinerolo Plant employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment.  The table below summarizes the changes to the severance indemnity for the three and six month periods ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
(In Thousands of Dollars)	2010	2009	2010	2009
Beginning balance	$7,488	$7,572	$8,015	$8,073
Amounts accrued	278	295	575	536
Payments to employees	(235)	(175)	(330)	(340)
Payments to government managed plan	(173)	(221)	(387)	(400)
Currency impacts	635	479	120	81
Ending balance	$7,993	$7,950	$7,993	$7,950

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Service and Early Retirement Provisions

We have two plans that cover our Veenendaal Plant employees.  One plan provides an award for employees who achieve 25 or 40 years of service and the other plan is an award for employees upon retirement.  These plans are both unfunded and the benefits are based on years of service and rate of compensation at the time the award is paid.  The table below summarizes the combined changes in the two plans during the three and six month periods ended June 30, 2010 and 2009.

	Three months ended June 30,		Six months ended June 30,
(In Thousands of Dollars)	2010	2009	2010	2009
Beginning balance	$768	$824	$805	$852
Service cost	14	23	33	34
Interest cost	3	7	40	23
Benefits paid	1	(31)	(39)	(45)
Currency impacts	(67)	51	(120)	10
Ending balance	$719	$874	$719	$874

Note 7. New Accounting Pronouncements

As of June 30, 2010, there are no new accounting pronouncements that are expected to affect the Company.

Note 8. Long-Term Debt and Short-Term Debt

Long-term debt at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Borrowings under our $85,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.35% at June 30, 2010) plus an applicable margin of 4.75%, expiring September 20, 2011.	$ 64,963	$ 58,392

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 8.50% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	22,857	28,571

Total debt	87,820	86,963

Less current maturities of long-term debt	8,177	9,405

Long-term debt, excluding current maturities of long-term debt	$ 79,643	$ 77,558

During the first quarter of 2010, we amended both the revolving credit facility and the senior notes.  The primary purpose of these amendments was to re-establish covenant levels through the expiration of the revolving credit facility in September 2011 to reflect our current business outlook.  The primary financial covenants are the same for both credit agreements through September 2011, the expiration of the revolving credit facility.  After September 2011, the covenants for the senior note agreement revert back to the covenants in the original agreement.  It is likely the covenant levels of the senior note agreement in 2012 through 2014 may no longer be appropriate for our business at that time.  As such, it is highly probable we will have to renegotiate new agreements for both the revolving credit facility and the senior note agreement prior to September 2011.  We can provide no assurance we can enter into agreements with favorable terms if at all prior to September 2011.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

As a result of the amendments, the revolving credit facility was reduced to $85,000 from $90,000 as of the amendment date, and it will reduce further by $1,000 at the end of each of the three fiscal quarters beginning with the December 31, 2010 quarter end and ending with the June 30, 2011 quarter end, after which the total commitment will be $82,000.  Neither the commitment amount nor the payment terms of the senior notes were changed.  The amendments provided a restriction on restructuring of foreign subsidiaries and removed certain subsidiaries from participation in the credit agreement.  Also as a result of the amendments, the interest rate was amended to LIBOR plus an applicable margin of 4.75% from an applicable margin of 4.00%.  The interest rate on the senior notes was not changed and remains at 8.5%.  Due to the reduction in the credit availability of the revolving credit facility, $130 in unamortized debt issuance costs from the 2009 revolving credit facility amendment were written-off during the first quarter of 2010.

In connection with entering into the amended and restated credit agreements mentioned above, we forecasted levels of revenue and cash flow from operations in 2010 based on our recent sales levels, current economic conditions, published economic forecasts and input from our major customers that are at lower levels than our normalized historical results prior to the onset of the global recession in the fourth quarter of 2008.  These forecasts were used to set new financial and operating covenants in our amended credit facilities through September 2011.  For the first six months of this year, we have met or exceeded all covenant levels.  We can provide no assurances that we will be in compliance with the existing covenants for the remainder of 2010 through September 2011.   The specific covenants to which we are subject and the actual results achieved for the six month period ended June 30, 2010 are stated below.

(In Thousands of Dollars) Financial Covenants	Required Covenant Level	Actual Level Achieved
Interest coverage ratio	Not to be less than 0.95 to 1.00 for the period ended June 30, 2010	2.34 to 1.00
Funded indebtedness to capitalization ratio	Not to exceed 0.61 to 1.00 through June 30, 2010	0.57 to 1.00
Minimum EBITDA	Not to be less than $7,245 for the most recently completed four fiscal quarters ended June 30, 2010	$22,691
Capital expenditures	Not to exceed $8,178 for the six month period ended June 30, 2010	$4,354
Minimum asset coverage ratio	Not to be less than 1.05 to 1.00 as of the last day of any fiscal quarter	1.51 to 1.00

Note 9. Goodwill

The changes in the carrying amount of goodwill for the six month period ended June 30, 2010 are as follows:

Goodwill
(In Thousands of Dollars)	Metal Bearing Components Segment
Balance as of January 1, 2010	$9,278
Currency impacts	(1,803)
Balance as of June 30, 2010	$7,475

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs.  During the three and six month periods ended June 30, 2010, the actual financial results of the remaining reporting unit with a goodwill balance exceeded the forecasted results used in testing for impairment at December 31, 2009.  Thus, as of June 30, 2010, there are no further indications of impairment at this reporting unit.

Note 10.     Intangible assets subject to amortization, net of amortization

(In Thousands of Dollars)	Metal Bearing Components Segment
Balance as of January 1, 2010	$606
Amortization	(279)
Currency impacts	(69)
Balance as of June 30, 2010	$258

Within the Metal Bearing Components Segment, the intangible asset is a contract intangible.  This intangible asset was subject to amortization over approximately five years starting in 2006 and amortization expense was to approximate $500 for each of the five years.  For the three and six months ended June 30, 2010, the amortization expense totaled $133 and $279 and accumulated amortization totaled $2,429 at June 30, 2010.

The Precision Metal Components Segment has an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway.  As actual year to date performance of the segment was favorable to forecasted expectations, there are no indicators of impairment for this indefinite lived intangible asset as of June 30, 2010.

Note 11.    Shared-Based Compensation

In the three and six month periods ended June 30, 2010 and 2009, approximately $34 and $1,200 in 2010 and $106 and $198 in 2009, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards.  On March 17, 2010, we granted 249 shares and 26 share options to non-executive directors, officers and certain other key employees.

We issued the aforementioned 249 shares of our common stock under our 2005 stock incentive plan.  The shares were issued on March 17, 2010 and were fully vested at the date of grant.  We incurred $1,101 of non-cash compensation expense, which was the entire cost of the grant, at that date. The fair value of the shares issued was determined by using the grant date price of our common stock.

We incurred $34 and $99 in 2010 and $106 and $198 in 2009, respectively, of stock option expense in the three and six month periods ended June 30, 2010 and 2009.  The fair value of the options cannot be determined by market value, as our options are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes model which relies on certain assumptions to estimate an option's fair value.

NN, Inc.
Notes To Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

The following table provides a reconciliation of option activity for the six month period ended June 30, 2010:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	1,391	$ 9.23
Granted	26	$ 4.42
Exercised	(5)	$ 1.30
Forfeited or expired	(53)	$ 11.56
Outstanding at June 30, 2010	1,359	$ 9.08	5.3	$ 854 (1)
Exercisable at June 30, 2010	1,178	$ 9.93	4.8	$ 439 (1)

(1) The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at June 30, 2010.

Note 12.    Provision for Income Taxes

During the three and six month periods ended June 30, 2010, we continued to place a valuation allowance on all of the deferred tax assets of our U.S. locations, based on the recent negative financial performance of our U.S. operations during the global economic recession of 2008 and 2009.  The determination to place a valuation allowance on the tax benefits incurred by our U.S. based operations during the second quarter of 2009 was made based upon the fact that second quarter of 2009 and cumulative 2009 results of these entities were much more unfavorable than originally forecasted.  If U.S. operations return to a level of profitability sufficient to utilize these deferred tax assets, they will be used to offset future U.S. based taxable income.  If we determine that this is more likely than not, the valuation allowance will be released and deferred tax benefits will be recognized.

For the three and six month periods ended June 30, 2010, the difference between the U.S. federal statutory tax rate of 34% and our effective tax rates of 22.8% and 31.6%, respectively, was mainly due to the valuation allowance placed on deferred taxes at our U.S. locations as discussed above.   In addition, we did not recognize tax benefits at three international locations in which we operate.  Prior to 2009, valuation allowances were placed on the net deferred tax assets at three foreign locations.  Finally, the effective rate was impacted by non-U.S. based earnings taxed at lower rates.  The statutory and effective income tax rates in many of the foreign countries in which we operate are lower than the U.S. federal statutory rate.  The table below summarizes the impacts on the effective tax rate for the six month periods ended June 30, 2010 and 2009.

(In Thousands of Dollars)	Six Months ended June 30, 2010	Six Months ended June 30, 2009

Income tax provision (benefit) at the federal statutory rate of 34%	$ 2,658	$ (7,832)
Applied U.S. valuation allowance	1,012	5,478
Non-U.S. earnings taxed at lower rates	(1,125)	2,417
Other differences	(76)	(108)

Provision (benefit) for income taxes	$ 2,469	$ (45)

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

Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our Eltmann, Germany Plant sustained a significant weakening of its financial condition.  As a result, this subsidiary could reach a point of technical insolvency or illiquidity within the next 12 months.  If this occurs, local laws could require the subsidiary to file for bankruptcy unless we provide additional support in the form of financial guarantees or additional funding of operations.  During the first quarter of 2010, we took certain actions in this regard including subordination of certain intercompany obligations and committing to additional equity contributions under certain circumstances.  If in the future the Eltmann Plant should be required to file for bankruptcy, we could potentially lose the value of the assets of the Eltmann Plant of approximately $7,861 at June 30, 2010 but could also be released from certain liabilities totaling $7,813 at June 30, 2010.  We believe that in the event of bankruptcy, there could be a temporary disruption of normal product flow to customers, but that it is unlikely that such an event would have a long-term significant impact given the current level of excess capacity within our European plants.

Note 14.    Property Plant and Equipment

During the first quarter of 2010, we incurred $1,000 of accelerated depreciation to adjust certain assets, that will cease to be used as of part of the Tempe Plant closure, to the new estimated salvage values  (See footnote 2 of the Notes to Consolidated Financial Statements).

During the first quarter of 2009, the land and building of the former Hamilton, Ohio Plant of the Precision Metal Components Segment was sold for proceeds of $508, which resulted in no gain or loss from sale.

Note 15.   Fair Value of Financial Instruments

The fair value of the Company’s fixed rate long-term borrowings is calculated by using a discounted cash flow analysis factoring in current market borrowing rates for similar types of borrowing arrangements under our credit profile. The current market borrowing rates are Level 2 inputs under the U.S. GAAP fair value hierarchy.  The carrying amounts and fair values of the Company’s long-term debt are in the table below:

	June 30, 2010		December 31, 2009
(In Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Variable rate short-term debt	$64,963	$64,963	$58,392	$58,392
Fixed rate short-term debt	$22,857	$22,230	$28,571	$27,787

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

Economic Impacts on the Three and Six Month Periods ended June 30, 2010

During the three and six month periods ended June 30, 2010, sales showed significant improvement from the dramatic reductions witnessed in the first half of 2009 due to the global recession.  Sales increased 68% and 56%, respectively, for the three and six month periods ended June 30, 2010 from the three and six month periods ended June 30, 2009, excluding the effects of exchange rates.  For the three month period ended June 30, 2010, sales increased approximately 13% and 28%, respectively, compared to the sales in the first quarter of 2010 and fourth quarter of 2009 excluding the effects of exchange rates.

We believe the increase in sales that occurred during the first and second quarter of 2010 versus the first and second quarter of 2009 was due both to customers adopting more normalized ordering patterns and increased demand in the end markets we serve.  It is unclear what portion of the increase was due to customer ordering patterns versus market demand.  We believe during 2009 that demand for our products had decreased more than actual demand in the end markets we serve.  We referred to this as the “de-stocking effect” and believed it was due to reduction in overall inventory levels throughout the supply chain.  We are uncertain to what extent the change of overall stock levels within the supply chains we serve had on the first and second quarter of 2010.  Furthermore, we are unsure to what extent our customers’ demand in the remaining quarters of 2010 will be affected by the management of inventory levels within the supply chain.

The 68% and 56% increase in sales volume was the main driver of the improvement in net income during the three and six month period ended June 30, 2010, respectively.  Despite the increase in sales volume during the first and second quarter of 2010, we continued to aggressively manage employment levels, production levels, and discretionary spending.  In addition, we have reduced fixed cost through announced plant closures and targeted reductions in permanent positions in order to facilitate a leaner organization.

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009.

OVERALL RESULTS
	NN, Inc.
(In Thousands of Dollars)	2010	2009	Change
Net sales	$92,693	$57,088	$35,605
Foreign exchange effects				(3,399)
Volume				39,925
Price				89
Mix				(732)
Material inflation pass-through				(278)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	73,423	54,149	19,274
Foreign exchange effects				(2,632)
Volume				24,627
Cost reduction				(1,616)
Mix				(794)
Inflation				(311)

Selling, general, and administrative	7,150	6,419	731
Foreign exchange effects				(191)
Increase in spending				922

Depreciation and amortization	4,842	5,200	(358)
Foreign exchange effects				(163)
Decrease in expense				(195)

Restructuring and impairment charges	667	79	588
Interest expense	1,755	1,848	(93)
(Gain) loss on disposal of assets	2	(42)	44
Other income, net	(1,789)	(5)	(1,784)
Income (loss) before provision for income taxes	6,643	(10,560)	17,203
Provision for income taxes	1,520	2,906	(1,386)
Net income (loss)	$5,123	$(13,466)	$18,589

Net Sales.  Net sales increased during the second quarter of 2010 from the second quarter of 2009 due primarily to higher customer orders.  The sales volume increases were due to our customers ordering at much higher levels than the same period in 2009.  As discussed previously, we believe the higher sales volume was due to both sales growth in the customer end markets we serve and due to a shift in focus of supply chain participants from reducing inventory levels to adopting order patterns based on true market demand.  The negative mix effect was a result of the end markets that experienced the rebound during the second quarter of 2010.  Automotive end markets with generally lower sales prices grew quicker than the industrial end markets with generally higher sales prices.  Demand for our products from industrial end markets did increase in the second quarter of 2010 from first quarter 2010 levels, reducing the unfavorable mix in the second quarter.

Cost of Products Sold (exclusive of depreciation and amortization).  The majority of the increase was due to the same sales volume increases discussed above.  Excluding volume effects, cost of product sold decreased due mainly to planned cost saving projects and the reduction in value of Euro denominated cost relative to the U.S. Dollar.

We continue to aggressively manage our production costs.  We were able to effectively leverage fixed manufacturing costs, particularly fixed labor cost in Europe, during the second quarter of 2010 despite a 68% increase in sales from the second quarter of 2009.

During the second quarter of 2010, our cost of products sold as a percentage of sales was approximately 79.2%, which is within our historical range of profitability and an improvement over prior quarters.  This favorable result was due to sales volume increases from greater demand for our products.  As sales increased, we were better able to leverage our existing fixed cost base, as discussed above, thus reducing cost of products sold as a percentage of sales.

Selling, General and Administrative Expenses.  The majority of the increase in selling, general and administrative expenses was from increased salaries and wages expense particularly due to eliminating the 10% to 15% reduction in salaries put in place for 2009 and reinstating the incentive compensation program in the second quarter of 2010.

Restructuring and impairment charges.  During the three month period ended June 30, 2010, we incurred $0.7 million in restructuring charges related to the closure of our Tempe Plant.  (See footnote 2 of the Notes to Consolidated Financial Statements.)

Other income, net.  The $1.7 million of the other income recognized during the three months ended June 30, 2010, related to foreign exchange gains at our foreign subsidiaries from U.S. Dollar denominated transactions that were put in place with the amended credit facilities in 2009.  The U.S. Dollar appreciated almost 9% against the Euro during the second quarter of 2010 which generated these gains.

Provision for income taxes. For the three months ended June 30, 2010 and 2009, the difference between the effective tax rates of 22.8% and negative 28%, respectively, was mainly due to the $5.5 million valuation allowance placed on U.S. deferred tax benefits during the second quarter of 2009 that are still being applied to U.S. taxable income and expense.  (See footnote 12 of the Notes to Consolidated Financial Statements.)

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended June 30,
	2010	2009	Change

Net sales	$66,866	$39,627	$27,239
Foreign exchange effects				(3,399)
Volume				31,424
Price				75
Mix				(688)
Material inflation pass-through				(173)
Segment net income (loss)	$8,256	$(4,928)	$13,184

All three geographic regions of this segment experienced robust sales growth from our second quarter of 2009 levels as Europe, the U.S. and Asia all had sales volume increases of 50% or more in the second quarter of 2010.  As discussed previously, these volume increases were related to both increased end market demand and our customers adopting more normalized ordering patterns.  The second quarter of 2009 was our low point in terms of quarterly sales during the global recession.  The unfavorable mix was a result of end markets that experienced the rebound.

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

The positive variance in segment net income, in the second quarter of 2010 as compared to the second quarter of 2009, was impacted by $1.4 million in after tax foreign exchange gains on certain U.S. Dollar denominated transactions (as discussed above).

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended June 30,
	2010	2009	Change
Net sales	$16,017	$11,290	$4,727
Volume				4,719
Price/mix				8

Segment net loss	$(592)	$(1,520)	$928

The majority of the increase in sales at this segment was due to higher U.S. automotive and industrial demand in the second quarter of 2010 versus the second quarter of 2009.

The second quarter of 2010 segment net loss decreased by $0.9 million from the second quarter of 2009.  $1.1 million of the decrease in segment net loss was due to additional sales volume and related operational efficiencies.  Additionally, the second quarter 2010 segment net loss was affected by $0.7 million of severance costs related to the Tempe Plant closure.  Finally, the second quarter of 2009 segment net loss was higher by $0.5 million due to valuation allowances being placed on segment deferred tax assets in the second quarter of 2009.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended June 30,
	2010	2009	Change
Net sales	$9,810	$6,171	$3,639
Volume				3,782
Price/Mix				(143)

Segment net income (loss)	$750	$(1,412)	$2,162

The volume increase for this segment was related to increased U.S. automotive end market demand.

The increase in segment net income for the second quarter of 2010 resulted from the 59% increase in sales and the related operational efficiencies from higher levels of production.  Additionally, the second quarter 2009 segment net loss was higher by $0.4 million due to valuation allowances being placed on segment deferred tax assets in the second quarter of 2009.

Results of Operations

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009.

OVERALL RESULTS
	Consolidated NN, Inc.
(In Thousands of Dollars)	2010	2009	Change
Net sales	$178,033	$115,009	$63,024
Foreign exchange effects				(996)
Volume				69,069
Price				(176)
Mix				(3,490)
Material inflation pass-through				(1,383)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	142,339	110,203	32,136
Foreign exchange effects				(573)
Volume				40,293
Cost reduction				(3,682)
Mix				(2,766)
Inflation				(1,136)

Selling, general, and administrative	15,040	13,313	1,727
Foreign exchange effects				(28)
Share based compensation expense				1,101
Increase in spending				654

Depreciation and amortization	10,962	10,518	444
Foreign exchange effects				13
Accelerated depreciation due to plant closure				1,000
Decrease in expense				(569)

Restructuring and impairment charges	1,236	672	564
Interest expense, net	3,483	2,886	597
(Gain) loss on disposal of assets	3	(27)	30
Write-off of unamortized debt issue cost	130	604	(474)
Other income, net	(2,977)	(125)	(2,852)
Income (loss) before provision (benefits) for income taxes	7,817	(23,035)	30,852
Provision (benefit) for income taxes	2,469	(45)	2,514
Net (loss) income	$5,348	$(22,990)	$28,338

Net Sales.  Net sales increased during the first half of 2010 from the first half of 2009 due primarily to higher customer demand for our products.  As discussed previously, we believe the higher sales volume was due to both sales growth in the customer end markets we serve and due to a shift in focus of supply chain participants from reducing inventory levels to adopting order patterns based on true market demand.  Relative to the first quarter of 2010, the second quarter of 2010 had increased sales volumes, a more favorable mix of industrial end market sales and lower price reductions from material pass through.  Sequentially, the second quarter of 2010 sales volumes were 13% higher than first quarter of 2010, excluding foreign exchange effects.

The negative mix effect is related mainly to timing of the recovery as lower price automotive components have rebounded more quickly than higher priced industrial components.  As the industrial components rebound, this mix effect should decrease.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold increased primarily due to the sales volume increases discussed above.  Excluding volume effects cost of product sold decreased due to planned cost saving projects, an increased mix of lower cost products being sold, and lower inflation primarily due to lower material costs.

We continue to aggressively manage our production costs.  We were able to effectively leverage fixed manufacturing costs, particularly fixed labor cost in Europe, during the first half of 2010 despite a 55% increase in sales from the first half of 2009.

During the first half of 2010, we returned to a historically normal profitability range wherein cost of products sold was approximately 80.0% of sales.  This favorable result was due to sales volume increases from greater demand for our products.  As sales increased, we were better able to leverage our existing fixed cost base, as discussed above, thus reducing cost of products sold as a percentage of sales.

Selling, General and Administrative Expenses.  The majority of the increase in selling, general and administrative expenses was from share-based compensation expense recognized during the first quarter of 2010 due to the immediate vesting of the shares.  This expense was incurred by recognizing the entire cost of the grant of common stock that was issued to certain employees and directors, at the grant date of the shares.   Additionally, the increase in selling, general and administrative expenses was from increased salaries and wages expense particularly due to eliminating the 10% to 15% reduction in salaries put in place in 2009 and reinstating the incentive compensation program in the second quarter of 2010.

Depreciation and Amortization.  The majority of the increase in depreciation and amortization expense was due to accelerated depreciation of $1.0 million on certain fixed assets at our Tempe Plant due to the closure of that facility expected to be completed in 2010. (See footnote 14 of the Notes to Consolidated Financial Statements.)

Interest expense.  Interest expense was higher by $0.6 million due to increases in the interest rate spread charged on our LIBOR credit facility and our senior notes.  The interest rate was increased upon amending our credit facilities on March 13, 2009 and on March 5, 2010.  In addition, we amortized $0.3 million more of capitalized loan costs into interest expense due to the amendment of the loan facilities.

Restructuring and impairment charges.  During the six month periods ended June 30, 2010, we incurred $0.1 million of restructuring cost related to the closure of the Kilkenny Plant and $1.2 million in restructuring charges related to the closure of our Tempe Plant.  (See footnote 2 of the Notes to Consolidated Financial Statements.)

Other income, net.  The majority of the other income recognized during the six months ended June 30, 2010 related to foreign exchange gains at our foreign subsidiaries from U.S. Dollar denominated transactions that were put in place with the amended credit facilities in 2009.  The U.S. Dollar appreciated approximately 15% against the Euro during the first half of 2010 which generated these gains.

Provision for income taxes. For the six months ended June 30, 2010 and 2009, the difference between the effective tax rates of 31.6% and 0%, respectively, was mainly due to deferred valuation allowances placed on U.S. deferred tax benefits during the second quarter of 2009 that are still being applied to U.S. taxable income and expense during 2010.  (See footnote 12 of the Notes to Consolidated Financial Statements.)

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Six months ended June 30,
	2010	2009	Change
Net sales	$128,889	$78,956	$49,933
Foreign exchange effects				(996)
Volume				55,579
Price				(237)
Mix				(3,199)
Material inflation pass-through				(1,214)

Segment net income (loss)	$13,290	$(11,468)	$24,758

All three geographic regions of this segment experienced robust sales growth from first half of 2009 levels as Europe, the U.S. and Asia had sales volume increases of approximately 65%, 42% and 200%, respectively, during the first half of 2010.  As discussed previously, these volume increases were related to both increased end market demand and our customers adopting more normalized ordering patterns.  The unfavorable mix was a result of the end markets that experienced the rebound during the first half of 2010.  Automotive end markets with generally lower sales prices grew quicker than the industrial end markets with generally higher sales prices.

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

The positive variance in segment net income in the first half of 2010 from the first half of 2009 was favorably impacted by $2.7 million in non-operating items.  The 2010 segment net income was favorably impacted by $2.3 million, after tax, in foreign exchange gains on certain U.S. Dollar denominated transactions (as discussed above).   In addition, the segment net loss in the first half of 2009 was increased by $0.5 million due to restructuring charges related to the closure of the Kilkenny Plant of which only $0.1 million repeated in the first half of 2010.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Six months ended June 30,
	2010	2009	Change
Net sales	$29,611	$22,797	$6,814
Volume				6,887
Price/Mix				(73)

Segment net loss	$(2,499)	$(2,358)	$(141)

The majority of the increase in sales at this segment was due to higher U.S. automotive and industrial demand in the first half of 2010 versus the first half of 2009.

Excluding non-operating items discussed below, the segment net loss would have decreased $2.0 million from the first half of 2009 due to additional sales volume and related operational efficiencies.  2010 first half segment net loss was negatively affected by $1.0 million of accelerated depreciation and $1.2 million of severance costs both related to the Tempe Plant closure compared with $0.1 million of restructuring cost incurred in the first half of 2009.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Six months ended June 30,
	2010	2009	Change
Net sales	$19,533	$13,256	$6,277
Volume				6,604
Price/Mix				(327)

Segment net income (loss)	$1,450	$(2,029)	$3,479

The volume increase for this segment was related to increased U.S. automotive end market demand.

The increase in segment net income for the first half of 2010 resulted from the 47% increase in sales and the related operational efficiencies from higher levels of production.  Due to effectively managing production costs and resources at the segment, 55% of each dollar of additional sales favorably impacted the segment net income.

Changes in Financial Condition

From December 31, 2009 to June 30, 2010, our total assets decreased $7.0 million although current assets increased $12.6 million.  The approximately 15% depreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total assets and current assets to decrease approximately $20.0 million and $7.8 million, respectively, from December 31, 2009.  Factoring out the foreign exchange effects, accounts receivable was higher by $20.3 million due to the 36% increase in sales volume in June and May 2010 from sales levels in December and November of 2009.  Additionally, the days sales outstanding have increased 3 days as of June 30, 2010 due to timing of certain customer receipts.  Net overdue receivables remained unchanged at approximately 10% of total accounts receivable at December 31, 2009 and at June 30, 2010.  Factoring out the foreign exchange effects, inventories increased by $1.7 million from December 31, 2009, primarily from increased work in process inventory levels due to higher production levels in the first half of 2010.  Factoring out foreign exchange effects, property, plant and equipment decreased $6.3 million as year to date capital spending was lower than depreciation.

From December 31, 2009 to June 30, 2010, our total liabilities increased $1.3 million.  The depreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total liabilities to decrease approximately $8.6 million from December 31, 2009.  Factoring out the foreign exchange effects, accounts payable increased $6.3 million due to higher production and purchasing levels in response to increased demand in 2010 and due to timing of payments to certain vendors.  Additionally, taxes payable increased $1.9 million due to generating taxable income during 2010 at the two Europe units for which we are recognizing tax benefits and expenses.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $40.2 million at June 30, 2010 as compared to $29.8 million at December 31, 2009.  The ratio of current assets to current liabilities increased from 1.44:1 at December 31, 2009 to 1.57:1 at June 30, 2010.  The increase in working capital was due primarily to the $20.3 million increase in accounts receivable partially offset by the $6.3 million increase in accounts payables, both discussed above.

Cash flow provided by operations year to date was $5.1 million for 2010 compared with cash flow provided by operations of $0.7 million for the same period in 2009.  The favorable variance in cash flow provided by operations was principally due to the favorable improvement in net income in 2010.  Partially offsetting this impact was the unfavorable effect from increasing net working capital in 2010 versus decreasing net working capital in 2009.  The working capital increases, as discussed above, were due to increased sales and production volumes experienced during the first and second quarter of 2010.

Liquidity and Capital Resources

Amounts outstanding under our $85.0 million credit facility and our $40.0 million senior notes as of June 30, 2010 were $65.0 million, including $2.5 million under our swing line of credit, and $22.9 million, respectively.  As of June 30, 2010, we can borrow up to $19.3 million under the $85 million credit facility, including $7.5 million under our swing line of credit, subject to limitations based on existing financial covenants.  However, based on current forecasts we do not expect any limitations on the access to this available credit.  The $19.3 million is net of $0.7 million of outstanding letters of credit at June 30, 2010, which are considered as usage of the facility.  See Note 8 of the Notes to Consolidated Financial Statements.  We were in compliance with all covenants related to the amended and restated $85 million credit facility and the amended and restated $40 million senior notes as of June 30, 2010.  We can provide no assurances we will be in compliance with the covenants for the remainder of 2010 and the first nine months of 2011. The specific covenants to which we are subject and our actual results compared to those covenants are disclosed in Note 8 of the Notes to Consolidated Financial Statements.

In connection with entering into the amended and restated credit agreements mentioned above, we forecasted levels of revenue and cash flow from operations in 2010 based on our recent sales levels, current economic conditions, published economic forecasts and input from our major customers that are at lower levels than our normalized historical results prior to the onset of the global recession in the fourth quarter of 2008.  These forecasts were used to set new financial and operating covenants in our amended credit facilities through September 2011.  However, further deterioration of market conditions and sales levels in excess of our forecasts for revenue and cash flow could result in the Company failing to meet these covenants, which could cause a material adverse impact on our liquidity and financial position.  We can provide no assurances we will be in compliance with the existing covenants for the remainder of 2010 through September 2011.

The Company experienced a significant loss of revenue and sustained significant loss of income during the global economic recession that began to impact the Company in the fourth quarter of 2008 through the year ended December 31, 2009.  During this time frame, the Company sustained a significant weakening of its financial condition.  During the six months ended June 30, 2010, the effects of the global recession on our Company have lessened significantly.  As the effects of the global recession have lessened, our operating results have improved during the first six months of 2010.  Based on the results of the first six months of 2010, the Company now expects to meet existing financial covenants and as a result, the probability of the Company’s being in default has been lessened since the beginning of the current year.  However, should the Company once again be impacted by an economic downturn, the probability of the Company’s being in default at some point in the future could substantially increase.

Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our Eltmann, Germany Plant sustained a significant weakening of its financial condition.  As a result, this subsidiary could reach a point of technical insolvency or illiquidity within the next 12 months. If this occurs, local laws could require the subsidiary to file for bankruptcy unless we provide additional support in the form of financial guarantees or additional funding of operations.  During the first quarter of 2010, we took certain actions in this regard including subordination of certain intercompany obligations and committing to additional equity contributions under certain circumstances.  If in the future the Eltmann Plant should be required to file for bankruptcy, we could potentially lose the value of the assets of the Eltmann Plant of approximately $7,861 at June 30, 2010 but could also be released from certain liabilities totaling $7,813 at June 30, 2010.  We believe that in the event of bankruptcy, there could be a temporary disruption of normal product flow to customers, but that it is unlikely that such an event would have a long-term significant impact given the current level of excess capacity within our European plants.

Many of our locations use the Euro as their functional currency.  In 2010, the fluctuation of the Euro against the U.S. Dollar unfavorably impacted revenue, decreased the value of assets and liabilities of certain foreign subsidiaries and had a favorable impact on net income due to gains on translation of intercompany loans.  As of June 30, 2010, no currency hedges were in place.  Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have made planned capital expenditures totaling $4.4 million as of June 30, 2010.  During 2010, we expect to spend approximately $16.7 on capital expenditures, the majority of which relate to new or expanded business.  While there can be no assurances due to the liquidity issues discussed above, we believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our capital expenditures and working capital needs through June 2011.  We base this assertion on our current availability for borrowing of up to $19.7 million and our estimated positive cash flow from operations for the second half of 2010 that ranges from $10 million to $15 million.  Given the expiration of the revolving credit facility during September 2011, it is highly probable we will have to renegotiate new agreements for both the revolving credit facility and the senior note agreement prior to September 2011.  We can provide no assurance we can enter into agreements with favorable terms if at all prior to September 2011.

Seasonality and Fluctuation in Quarterly Results

Historically, our net sales in the Metal Bearing Components Segment have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that have significantly slower production during the month of August.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our annual report on Form 10-K for the year ended December 31, 2009, including those policies as discussed in Note 1 to the annual report.  There have been no changes to these policies during the six month period ended June 30, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies.  To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks.  We are exposed to changes in interest rates primarily as a result of our borrowing activities.  At June 30, 2010, we had $65.0 million outstanding under our variable rate revolving credit facilities and $22.9 million fixed rate senior notes outstanding.  See Note 8 of the Notes to Consolidated Financial Statements.  At June 30, 2010, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.7 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates.  We did not hold a position in any foreign currency hedging instruments as of June 30, 2010.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of June 30, 2010, the end of the period covered by this quarterly report.

There have been no changes in the fiscal quarter ended June 30, 2010 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NN, Inc.

Date: August 11, 2010	By:	/s/ Roderick R. Baty
Roderick R. Baty,
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 11, 2010	By:	/s/ James H. Dorton
James H. Dorton
Senior Vice President - Corporate Development and Chief Financial Officer (Principal Financial Officer)
(Duly Authorized Officer)

Date: August 11, 2010	By:	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.
Vice President and Chief Administrative Officer
(Duly Authorized Officer)

Date: August 11, 2010	By:	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Corporate Controller
(Principal Accounting Officer)