Form 10-Q
period 2010-09-30
NN INC
filed 2010-11-09
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

As of November 1, 2010, there were 16,616,074 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.
INDEX

                                                                                                                                                                                                                                                                                   Page No.
Part I.  Financial Information

    Item 1. Financial Statements:

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended

    Item 4. Controls and Procedures ...       26

Part II.  Other Information

    Item 1.  Legal Proceedings...        26

    Item 1A. Risk Factors  ...         26

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................................................................................................................................................        26

    Item 3.  Defaults Upon Senior Securities.....................................................................................................................................................................................................        26

    Item 4.  (Removed and Reserved)...        26

    Item 5.  Other Inrformation...        26

    Item 6.  Exhibits...        27

    Signatures...        28

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of Dollars, Except Per Share Data)	2010	2009	2010	2009
Net sales	$90,996	$66,110	$269,029	$181,119
Cost of products sold (exclusive of depreciation and amortization shown separately below)	75,066	58,981	217,403	169,184
Selling, general and administrative	7,316	6,465	22,357	19,779
Depreciation and amortization	4,189	5,255	15,152	15,773
(Gain)/loss on disposal of assets	676	(13)	679	(41)
Restructuring and impairment charges	823	4,070	2,060	4,742
Income (loss) from operations	2,926	(8,648)	11,378	(28,318)

Interest expense	1,775	1,833	5,258	4,719
Write-off of unamortized debt issue cost	--	--	130	604
Other expense (income), net	1,407	(11)	(1,569)	(135)
Income (loss) before provision (benefit) for income taxes	(256)	(10,470)	7,559	(33,506)
Provision (benefit) for income taxes	752	(1,487)	3,221	(1,532)
Net income (loss)	(1,008)	(8,983)	4,338	(31,974)

Other comprehensive income (loss):
Foreign statement translation income/(loss)	9,825	3,464	(5,095)	3,851
Comprehensive income (loss )	$8,817	$(5,519)	$(757)	$(28,123)

Basic income (loss) per common share:	$(0.06)	$(0.55)	$0.26	$(1.97)

Weighted average shares outstanding	16,526	16,268	16,426	16,268

Diluted income (loss) per common share:	$(0.06)	$(0.55)	$0.26	$(1.97)

Weighted average shares outstanding	16,526	16,268	16,537	16,268

       The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In Thousands of Dollars)	2010	2009
Assets
Current assets:
Cash	$7,230	$8,744
Accounts receivable, net of allowance for doubtful accounts of $474 and $473, respectively	66,823	49,412
Inventories, net	36,588	33,275
Income tax receivable	503	3,196
Other current assets	6,577	3,656
Total current assets	117,721	98,283

Property, plant and equipment, net	117,481	129,715
Goodwill, net	8,638	9,278
Intangible assets, net	1,044	1,506
Other assets	3,873	3,870
Total assets	$248,757	$242,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,573	$38,048
Accrued salaries, wages and benefits	13,964	14,469
Current maturities of long-term debt	65,684	9,405
Income taxes payable	2,551	--
Other current liabilities	8,683	6,567
Total current liabilities	135,455	68,489

Deferred tax liabilities	3,454	3,558
Long-term debt, net of current portion	17,143	77,558
Accrued pension	13,427	14,308
Other non-current liabilities	1,792	1,936
Total liabilities	171,271	165,849

Total stockholders’ equity	77,486	76,803
Total liabilities and stockholders’ equity	$248,757	$242,652

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock
(In Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehen- sive Income	Total
Balance, January 1, 2010	16,268	$ 163	$ 49,861	$ 259	$ 26,520	$ 76,803
Net income	--	--	--	4,338	--	4,338
Stock option expense	--	--	126	--	--	126
Shares issued for options	32	--	213	--	--	213
Stock compensation expense	249	3	1,098	--	--	1,101
Foreign statement translation loss	--	--	--	--	(5,095)	(5,095)
Balance, September 30, 2010	16,549	$ 166	$ 51,298	$ 4,597	$ 21,425	$ 77,486

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In Thousands of Dollars)	2010	2009
Operating Activities:
Net income (loss)	$4,338	$(31,974)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,152	15,773
Amortization of debt issue costs	1,102	787
Write-off of unamortized debt issue cost	130	604
(Gain)/loss on disposal of assets	679	(41)
Deferred income tax expense (benefit)	(50)	5,289
Non-Cash restructuring charges	--	3,924
Share-based compensation expense	1,227	270
Non-cash interest and other expenses	--	89
Changes in operating assets and liabilities:
Accounts receivable	(18,133)	4,152
Inventories	(4,652)	20,206
Accounts payable	7,673	(7,686)
Other assets and liabilities	5,672	(1,843)
Net cash provided by operating activities	13,138	9,550

Investing Activities:
Acquisition of property, plant and equipment	(8,567)	(3,968)
Proceeds from disposals of property, plant and equipment	28	529
Net cash used by investing activities	(8,539)	(3,439)

Financing Activities:
Repayment of short-term debt	(22)	(2,693)
Principal payment on capital lease	(42)	(38)
Repayment of long term debt	(4,114)	--
Proceeds from issuance of stock	213	--
Debt issuance cost paid	(428)	(3,293)
Net cash used by financing activities	(4,393)	(6,024)

Effect of exchange rate changes on cash	(1,720)	401

Net Change in Cash	(1,514)	488
Cash at Beginning of Period	8,744	11,052
Cash at End of Period	$7,230	$11,540

Supplemental schedule of non-cash investing and financing activities:
Reduced note payable to customer with offsetting reduction to accounts receivable ($411 in 2009) and an increase to interest expense ($50 in 2009)	$--	$361
Sale of $2,230 in property, plant and equipment and $737 in inventory for two notes receivable with aggregate carrying values of $2,279	$688	$--

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 1. Interim Financial Statements

The accompanying condensed consolidated financial statements of NN, Inc. have not been audited, except that the balance sheet at December 31, 2009 is derived from the Company’s audited consolidated financial statements.  In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three and nine month periods ended September 30, 2010 and 2009, the Company’s financial position at September 30, 2010 and December 31, 2009, and the cash flows for the nine month periods ended September 30, 2010 and 2009.  These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods.  As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

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

The Company experienced a significant loss of revenue and sustained significant loss of income during the global economic recession that began to impact the Company in the fourth quarter of 2008 through the year ended December 31, 2009.  During this time frame, the Company sustained a significant weakening of its financial condition.  During the nine months ended September 30, 2010, the effects of the global recession on our Company have lessened significantly.  As the effects of the global recession have lessened, our operating results have improved during the first nine months of 2010.  Based on the results of the first nine months of 2010, the Company now expects to meet existing financial covenants and as a result, the probability of the Company’s being in default has been significantly lessened since the beginning of the current year.  However, should the Company once again be impacted by an economic downturn, the probability of the Company’s being in default at some point in the future could increase.

The results for the three and nine month periods ended September  30, 2010 are not necessarily indicative of results for the year ending December 31, 2010 or any other future periods.

Note 2. Restructuring Charges and Other

During the first quarter of 2010, we announced the closure of the Tempe (Arizona) Plant.  We ceased operations at this location on August 31, 2010.  The closure impacted approximately 130 employees.  Current economic conditions coupled with the long-term manufacturing strategy for our Whirlaway business necessitated a consolidation of our manufacturing resources into existing facilities in Ohio.  We incurred cash charges of approximately $2,000 in severance, equipment relocation and other closing costs during 2010 related to this closure.  During the three and nine month periods ended September 30, 2010, we incurred $381 and $1,518 of severance cost related to the closure.  The severance costs were recognized pro-rata over the period from the announcement date until the employees’ termination date as continued employment was a requirement to receive severance payments.  Additionally, during the three and nine month periods ended September 30, 2010, we incurred $443 and $506 of site closure and other associated costs.  In the first quarter of 2010, we incurred $1,000 of accelerated depreciation related to certain fixed assets that were expected to cease to be used due to the Tempe Plant closure.  Originally, we had expected to incur up to $3,000 of accelerated depreciation related to this closure.  Due to updating our estimate of the salvage value of these assets during the second quarter to reflect market conditions as of that date, we did not expect to incur any additional accelerated depreciation beyond the $1,000 taken. The majority of the fixed assets that ceased to be used as a result of the closure and certain customer orders were sold on August 31, 2010 in exchange for long-term notes receivables.  (See footnote 3 of the Notes to Condensed Consolidated Financial Statements).

On November 26, 2008, we announced the closure of our Kilkenny (Ireland) Plant.  The closure affected 68 employees and was completed in 2009.  During the nine month periods ended September 30, 2010 and 2009, we recorded restructuring charges of $36 and $662 related to site closure costs and relocation of equipment and inventory from this location to other facilities within the Metal Bearing Components Segment.

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

During the first quarter of 2009, the Hamilton (Ohio) Plant was closed.  This closure affected 11 employees and $130 in severance and other associated closure costs were incurred during the first quarter of 2009.  Of this amount, $108 was for employee severance cost which was paid in the second quarter of 2009.

During the third quarter of 2009, we informed our employees of the Veenendaal (The Netherlands) Plant of our intention, due to the global recession, to begin a reorganization of the plant’s labor force which covered the elimination of 53 permanent positions or 17% of the workforce at a cost of $3,849.  The majority of the severance cost was paid out during the fourth quarter of 2009 and first quarter of 2010 and we did not incur any restructuring costs for this location during the three and nine month periods ended September 30, 2010.

The following table summarizes the 2010 activity related to the four restructuring programs discussed above:

(In Thousands of Dollars)	Reserve Balance at 1/01/2010	Charges	Paid in 2010	Currency Impacts	Reserve Balance at 09/30/2010
Severance and other employee costs	$ 2,382	$ 1,518	$ (3,601)	$ (123)	$ 176
Site closure and other associated cost	--	542	(542)	--	--
Total	$ 2,382	$ 2,060	$ (4,143)	$ (123)	$ 176

Accrued severance and other employee costs are reported within the Accrued salaries, wages and benefits line of the Condensed Consolidated Balance Sheets.

Note 3. Long Term Notes Receivable

Certain property, plant and equipment and inventory of the Tempe Plant was sold on August 31, 2010, the day the Tempe Plant ceased operations, to a newly formed company not affiliated with NN.  Property, plant and equipment with a net book value of $2,230 and inventory with a net book value of $737 were sold in exchange for two promissory notes with aggregate fair values of $2,279 (described below as the Tempe Inventory Note and the Tempe Fixed Asset Note).

The Tempe Inventory Note had an original face value of $737, a 24 month term, a 7% interest rate and equal monthly installments of principal and interest.  The note is unsecured.  As of September 30, 2010, the note had an estimated fair value and carrying value of $688 determined using a discounted cash flow method applying market interest rates for similar types of seller financed promissory notes.

The Tempe Fixed Asset Note had an original face value of $2,500, a 60 month term, a 7% interest rate, interest only payments for 24 months, principal and interest payments totaling $40 per month for the next 36 months followed by a balloon payment of $1,525.  The note is secured by a first lien on approximately $1,000 of the assets and a second lien on the remaining assets.  As of September 30, 2010, the note had an estimated fair value and carrying value of $1,562 determined using a discounted cash flow method applying market interest rates for similar types of seller financed, partially secured promissory notes. These notes are reported within other current assets for the current portion and other assets for the long-term portion within the Condensed Consolidated Balance Sheets.

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)
Note 4. Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):
	September 30,	December 31,
	2010	2009
Raw materials	$12,383	$9,742
Work in process	7,840	7,234
Finished goods	17,546	17,963
Less inventory reserves	(1,181)	(1,664)
	$36,588	$33,275

Inventories on consignment at customer locations as of September 30, 2010 and December 31, 2009 totaled $3,290 and $3,018, respectively.

The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations.  Any costs from abnormal excess capacity or under-utilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

Note 5. Net Income (Loss) Per Share

	Three months ended September 30,		Nine months ended September 30,
(In Thousands of Dollars, Except Per Share Data)	2010	2009	2010	2009

Net income (loss)	$ (1,008)	$ (8,983)	$ 4,338	$ (31,974)

Weighted average basic shares outstanding	16,526	16,268	16,426	16,268
Effect of dilutive stock options	--	--	111	--
Weighted average dilutive shares outstanding	16,526	16,268	16,537	16,268

Basic net income (loss) per share	$ (0.06)	$ (0.55)	$ 0.26	$ (1.97)
Diluted net income (loss) per share	$ (0.06)	$ (0.55)	$ 0.26	$ (1.97)

Excluded from the dilutive shares outstanding for the three and nine month periods ended September 30, 2010 were 1,339 and 1,075 anti-dilutive options which had exercise prices ranging from $1.30 to $12.62 and $7.63 to $12.62, respectively.  Excluded from the dilutive shares outstanding for the three and nine month periods ended September  30, 2009 were 1,416 anti-dilutive options which had exercise prices ranging from $1.30 to $12.62.

Note 6. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in our annual report on Form 10-K for the fiscal year ended December 31, 2009.  We evaluate segment performance based on segment net income or loss after income taxes.  We account for inter-segment sales and transfers at current market prices.  We did not have any significant inter-segment transactions during the three and nine month periods ended September 30, 2010 and 2009.

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total

Three Months ended September 30, 2010
Revenues from external customers	$67,584	$13,410	$10,002	$--	$90,996

Segment net income (loss)	$4,900	$(3,502)	$487	$(2,893)	$(1,008)

Nine Months ended September 30, 2010
Revenues from external customers	$196,473	$43,021	$29,535	$--	$269,029

Segment net income (loss)	$17,485	$(6,003)	$1,937	$(9,081)	$4,338

Total assets	$194,330	$31,953	$18,884	$3,590	$248,757

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total

Three Months ended September 30, 2009
Revenues from external customers	$46,681	$11,014	$8,415	$--	$66,110

Segment net loss	$(5,189)	$(1,106)	$(338)	$(2,350)	$(8,983)

Nine Months ended September 30, 2009
Revenues from external customers	$125,637	$33,811	$21,671	$--	$181,119

Segment net loss	$(16,657)	$(3,464)	$(2,367)	$(9,486)	$(31,974)

Total assets	$199,057	$30,490	$18,411	$4,742	$252,700

Note 7. Pensions

We have a defined benefit pension plan covering the employees at our Eltmann Plant.  The plan is unfunded.  There were no prior service costs recognized in the three and nine months ended September 30, 2010 and 2009.  We incurred $65 and $195 of interest cost during the three and nine months ended September 30, 2010, respectively, and expect to contribute approximately $260 to the Eltmann Plant pension plan in 2010.  As of September 30, 2010, approximately $195 of contributions had been made.

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan covering our Pinerolo Plant employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment.  The table below summarizes the changes to the severance indemnity for the three and nine month periods ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
(In Thousands of Dollars)	2010	2009	2010	2009
Beginning balance	$7,993	$7,950	$8,015	$8,073
Amounts accrued	337	254	912	790
Payments to employees	(158)	(26)	(488)	(366)
Payments to government managed plan	(243)	(178)	(630)	(578)
Currency impacts	(549)	298	(429)	379
Ending balance	$7,380	$8,298	$7,380	$8,298

Service and Early Retirement Provisions

We have two plans that cover our Veenendaal Plant employees.  One plan provides an award for employees who achieve 25 or 40 years of service and the other plan is an award for employees upon retirement.  These plans are both unfunded and the benefits are based on years of service and rate of compensation at the time the award is paid.  The table below summarizes the combined changes in the two plans during the three and nine month periods ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
(In Thousands of Dollars)	2010	2009	2010	2009
Beginning balance	$719	$874	$805	$852
Service cost	20	67	53	101
Interest cost	64	12	104	35
Benefits paid	(36)	(38)	(75)	(83)
Currency impacts	81	35	(39)	45
Ending balance	$848	$950	$848	$950

Note 8. New Accounting Pronouncements

As of September 30, 2010, there are no new accounting pronouncements that are expected to significantly affect the Company.

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 9. Long-Term Debt and Short-Term Debt

Long-term debt and short-term debt at September 30, 2010 and December 31, 2009 consisted of the following:
	September 30, 2010	December 31, 2009

Borrowings under our $85,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.35% at September 30, 2010) plus an applicable margin of 4.75%, expiring September 20, 2011.	$59,970	$58,392

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 8.50% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	22,857	28,571

Total debt	82,827	86,963

Less current maturities of long-term debt	65,684	9,405

Long-term debt, excluding current maturities of long-term debt	$17,143	$77,558

As of September 30, 2010, we have reclassified the outstanding debt under our revolving credit facility from long-term debt to a current liability as the revolving credit facility expires in less than twelve months on September 20, 2011.  We are currently in the process of negotiating a new multi-year revolving credit facility with our existing revolving credit facility lenders at terms that are more favorable than the facility currently in place.  While we can make no assurances, we expect to have this new credit agreement in place by the end of 2010 or early in 2011 at which time the revolving credit facility will be reclassified to a long-term liability.  If we are unable to obtain a refinancing of our current revolving credit facility at existing or more favorable terms, we will seek alternative financing arrangements which would result in higher interest costs or could cause dilution to our existing shareholders if it were necessary to raise new equity at unfavorable terms.

During the first quarter of 2010, we amended both the revolving credit facility and the senior notes.  The primary purpose of these amendments was to re-establish covenant levels through the expiration of the revolving credit facility in September 2011 to reflect our business outlook at that time.  The primary financial covenants are the same for both credit agreements through September 2011, the expiration of the revolving credit facility.  After September 2011, the covenants for the senior notes revert back to the covenants in the original agreement.

As a result of the amendments, the revolving credit facility was reduced to $85,000 from $90,000 as of the amendment date, and it will reduce further by $1,000 at the end of each of the three fiscal quarters beginning with the December 31, 2010 quarter end and ending with the September 30, 2011 quarter end, after which the total commitment will be $82,000.  Neither the commitment amount nor the payment terms of the senior notes were changed.  The amendments provide a restriction on restructuring of foreign subsidiaries and removed certain subsidiaries from participation in the credit agreement.  Also as a result of the amendments, the interest rate was amended to LIBOR plus an applicable margin of 4.75% from an applicable margin of 4.00%.  The interest rate on the senior notes was not changed and remains at 8.5%.  Due to the reduction in the credit availability of the revolving credit facility, $130 in unamortized debt issuance costs from the 2009 revolving credit facility amendment were written-off during the first quarter of 2010.

In connection with entering into the amended and restated credit agreements mentioned above, we forecasted levels of revenue and cash flow from operations in 2010 based on recent sales levels at that time, economic conditions, published economic forecasts and input from our major customers that are at lower levels than our normalized historical results prior to the onset of the global recession in the fourth quarter of 2008.  These forecasts were used to set new financial and operating covenants in our amended credit facilities through September 2011.  For the first nine months of this year, we met or exceeded all covenant levels.  We can provide no assurances that we will be in compliance with the existing covenants for the remainder of 2010 through September 2011.   The specific covenants to which we are subject and the actual results achieved for the nine month period ended September 30, 2010 are stated below.

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

(In Thousands of Dollars) Financial Covenants	Required Covenant Level	Actual Level Achieved
Interest coverage ratio	Not to be less than 1.57 to 1.00 for the period ended September 30, 2010	3.05 to 1.00
Funded indebtedness to capitalization ratio	Not to exceed 0.62 to 1.00 through September 30, 2010	0.52 to 1.00
Minimum EBITDA	Not to be less than $15,106 for the most recently completed four fiscal quarters ended September 30, 2010	$31,781
Capital expenditures	Not to exceed $12,867 for the nine month period ended September 30, 2010	$8,676
Minimum asset coverage ratio	Not to be less than 1.05 to 1.00 as of the last day of any fiscal quarter	1.72 to 1.00
Leverage Ratio	Not to exceed 6.50 to 1.00 for the period ended September 30, 2010.	2.70 to 1.00

Note 10. Goodwill

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2010 are as follows:

Goodwill

(In Thousands of Dollars)	Metal Bearing Components Segment
Balance as of January 1, 2010	$9,278
Currency translation impacts	(640)
Balance as of September 30, 2010	$8,638

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs.  During the three and nine month periods ended September 30, 2010, the financial results of the reporting unit with a goodwill balance exceeded the forecasted results used in testing for impairment at December 31, 2009.  Thus, as of September 30, 2010, there are no further indications of impairment at this reporting unit.

Note 11.     Intangible assets subject to amortization, net of amortization

(In Thousands of Dollars)	Metal Bearing Components Segment
Balance as of January 1, 2010	$606
Amortization	(415)
Currency translation impacts	(47)
Balance as of September 30, 2010	$144

Within the Metal Bearing Components Segment, the intangible asset is a contract intangible.  This intangible asset was subject to amortization over approximately five years starting in 2006 and amortization expense was to approximate $500 for each of the five years.  For the three and nine months ended September 30, 2010, the amortization expense totaled $136 and $415 and accumulated amortization totaled $2,586 at September 30, 2010.

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

The Precision Metal Components Segment has an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway.  There are no indicators of impairment for this indefinite lived intangible asset as of September 30, 2010.

Note 12.    Shared-Based Compensation

In the three and nine month periods ended September 30, 2010 and 2009, approximately $27 and $1,227 in 2010 and $72 and $270 in 2009, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards.  During the nine month period ended September 30, 2010, we granted 249 shares and 33 share options to non-executive directors, officers and certain other key employees.

We issued the aforementioned 249 shares of our common stock under our 2005 stock incentive plan.  The shares were issued on March 17, 2010 and were fully vested at the date of grant.  We incurred $1,101 of non-cash compensation expense, which was the entire fair value of the grant, at that date. The fair value of the shares issued was determined by using the grant date price of our common stock.

We incurred $27 and $126 in 2010 and $72 and $270 in 2009, respectively, of stock option expense in the three and nine month periods ended September 30, 2010 and 2009.  The fair value of the options cannot be determined by market value, as our options are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes model which relies on certain assumptions to estimate an option's fair value.

The following table provides a reconciliation of option activity for the nine month period ended September 30, 2010:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	1,391	$ 9.23
Granted	33	$ 5.24
Exercised	(32)	$ 6.35
Forfeited or expired	(53)	$ 11.56
Outstanding at September 30, 2010	1,339	$ 9.11	5.4	$ 1,735 (1)
Exercisable at September 30, 2010	1,151	$ 10.00	4.9	$ 897 (1)

(1) The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at September 30, 2010.

Note 13.    Provision for Income Taxes

During the three and nine month periods ended September 30, 2010, we continued to place a valuation allowance on all of the deferred tax assets of our U.S. locations, based on the negative financial performance of our U.S. operations during the global economic recession of 2008 and 2009.  The determination to place a valuation allowance on the additional tax benefits recorded by our U.S. based operations during the second quarter of 2009 principally from net operating losses was made based upon the fact that second quarter of 2009 and cumulative 2009 results of these entities were much more unfavorable than originally forecasted.  If U.S. operations return to a level of profitability sufficient to utilize these deferred tax assets, they will be used to offset future U.S. based taxable income.  If we determine that this is more likely than not, the valuation allowance will be released and deferred tax benefits will be recognized.

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

For the three and nine month periods ended September  30, 2010, the difference between the U.S. federal statutory tax rate of 34% and our effective tax rates of negative 294% and 42.6%, respectively, was mainly due to not recognizing tax benefits or expense for our U.S. locations as discussed above.   In addition, we did not recognize tax costs at two international locations in which we operate.  Prior to 2009, valuation allowances were placed on the net deferred tax assets at these foreign locations.  Finally, the effective rate was impacted by non-U.S. based earnings taxed at lower rates.  The statutory and effective income tax rates in many of the foreign countries in which we operate are lower than the U.S. federal statutory rate.  The table below summarizes the impacts on the effective tax rate for the nine month periods ended September 30, 2010 and 2009.

(In Thousands of Dollars)	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009

Income tax provision (benefit) at the federal statutory rate of 34%	$2,570	$(11,392)
Applied U.S. valuation allowance	2,007	6,215
Increase in foreign valuation allowance	--	1,277
Non-U.S. earnings taxed at lower rates	(1,640)	2,260
Other differences	284	108

Provision (benefit) for income taxes	$3,221	$(1,532)

We do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

Note 14.   Commitments and Contingencies

During 2006, we received correspondence from the Environmental Protection Agency (“EPA”) requesting information regarding a former waste recycling vendor ("AER") used by our former Walterboro, South Carolina facility.  AER, located in Augusta, Georgia, ceased operations in 2000 and EPA began investigating its facility.  As a result of AER’s operations, soil and groundwater became contaminated.  EPA initially contacted fifty-four other companies (“Potentially Responsible Parties” or PRPs”) who also sent waste to AER.  Most of these PRPs, including us, have entered into a consent order with EPA to investigate and remediate the site proactively.  To date, the PRP Group has submitted a Remedial Investigation, which has been accepted by EPA.  In addition, a Feasibility Study has been tentatively approved by EPA.  The costs associated with the chosen remediation are estimated to be approximately $10,000 of which our allocated share is approximately $143 which has been fully accrued for as of September 30, 2010.  While there can be no assurances, we believe that the $143 is the maximum amount for which we will be liable under the tentatively accepted remediation plan.

All other legal matters are of an ordinary and routine nature and are incidental to our operations.  Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business or financial condition or on the results of operations.

Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our Eltmann, Germany Plant sustained a significant weakening of its financial condition.  As a result, this subsidiary could reach a point of technical insolvency or illiquidity within the next 12 months.  If this occurs, local laws could require the subsidiary to file for bankruptcy unless we provide additional support in the form of financial guarantees or additional funding of operations.  During the first quarter of 2010, we took certain actions in this regard including subordination of certain intercompany obligations and committing to additional equity contributions.  If the Eltmann Plant should be required to file for bankruptcy, we could potentially lose the value of the assets of the Eltmann Plant of approximately $8,761 at September 30, 2010 but could also be released from certain liabilities totaling $9,028 at September 30, 2010.  We believe that in the event of bankruptcy, there could be a temporary disruption of normal product flow to customers, but that it is unlikely that such an event would have a long-term significant impact given the current level of additional capacity within our European plants.

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 15.    Property Plant and Equipment

During the first quarter of 2010, we incurred $1,000 of accelerated depreciation to adjust certain assets that ceased to be used as of part of the Tempe Plant closure, to the new estimated salvage values. (See footnotes 2 and 3 of the Notes to Consolidated Financial Statements).

During the third quarter of 2010, we sold machinery that ceased to be used at our Tempe Plant with a net book value of $2,230 in exchange for promissory notes receivable with carrying values and estimated fair values of $1,562.  (See Note 3 of the Notes to Consolidated Financial Statements).

During the first quarter of 2009, the land and building of the former Hamilton, Ohio Plant of the Precision Metal Components Segment were sold for proceeds of $508, which resulted in no gain or loss from sale.

Note 16.   Fair Value of Financial Instruments

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

	September 30, 2010		December 31, 2009
(In Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Variable rate long-term debt	$59,970	$59,970	$58,392	$58,392
Fixed rate long-term debt	$22,857	$23,225	$28,571	$27,787

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under Item 1.A. “Risk Factors.”  There have been no material changes to these risk factors since December 31, 2009.

Economic Impacts on the Three and Nine Month Periods ended September 30, 2010

During the three and nine month periods ended September 30, 2010, sales showed significant improvement from the dramatic reductions witnessed in the first nine months of 2009 due to the worldwide recession.  Sales increased 45% and 52%, respectively, for the three and nine month periods ended September 30, 2010 from the three and nine month periods ended September 30, 2009, excluding the effects of exchange rates.

We believe the increase in sales that occurred during the first three quarters of 2010 versus the first three quarters of 2009 was due both to customers adopting more normalized ordering patterns and increased demand in the end markets we serve.  It is unclear what portion of the increase was due to customer ordering patterns versus market demand.  We believe during 2009 that demand for our products had decreased more than actual demand in the end markets we serve.  We referred to this as the “de-stocking effect” and believed it was due to reduction in overall inventory levels throughout the supply chain.  We are uncertain to what extent the change of overall stock levels within the supply chains we serve had on the first three quarters of 2010.  Furthermore, we are unsure to what extent our customers’ demand in the remaining quarter of 2010 will be affected by the management of inventory levels within the supply chain.

The 45% and 52% increases in sales volume were the main driver of the improvement in net income during the three and nine month periods ended September 30, 2010, respectively.  Despite the increase in sales volume during the first three quarters of 2010, we continued to aggressively manage employment levels, production levels, and discretionary spending.  In addition, we have reduced fixed cost through announced plant closures and targeted reductions in permanent positions in order to facilitate a leaner organization.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009.

OVERALL RESULTS
	NN, Inc.
(In Thousands of Dollars)	2010	2009	Change
Net sales	$90,996	$66,110	$24,886
Foreign exchange effects				(4,953)
Volume				26,679
Price				174
Mix				1,631
Material inflation pass-through				1,355

Cost of products sold (exclusive of depreciation and amortization shown separately below)	75,066	58,981	16,085
Foreign exchange effects				(4,054)
Volume				17,685
Cost reduction				(548)
Mix				(159)
Inflation				1,502
New sales program start-up costs and plant closure related costs				1,659

Selling, general and administrative	7,316	6,465	851
Foreign exchange effects				(277)
Increase in spending				1,128

Depreciation and amortization	4,189	5,255	(1,066)
Foreign exchange effects				(215)
Elimination of depreciation expense on fully depreciated assets				(851)

Restructuring and impairment charges	823	4,070	(3,247)
Interest expense	1,775	1,833	(58)
(Gain)/loss on disposal of assets	676	(13)	689
Other expense (income), net	1,407	(11)	1,418
Income (loss) before provision (benefit) for income taxes	(256)	(10,470)	10,214
Provision (benefit) for income taxes	752	(1,487)	2,239
Net loss	$(1,008)	$(8,983)	$7,975

Net Sales.  Net sales increased during the third quarter of 2010 from the third of 2009 due primarily to higher customer orders, as our customers ordered at much higher levels than the same period in 2009.  As discussed previously, we believe the higher sales volume was due to both sales growth in the customer end markets we serve and due to a shift in focus of supply chain participants from reducing inventory levels to adopting ordering patterns based on true market demand.  The favorable mix effect was a result of increased customer demand in the industrial end markets we serve during the third quarter of 2010.  The industrial end markets we serve generally have higher sales prices than our average mix of products.

Cost of Products Sold (exclusive of depreciation and amortization).  The majority of the increase was due to the same sales volume increases discussed above.  Excluding volume effects, cost of products sold decreased due mainly to the reduction in the value of Euro denominated costs relative to the U.S. Dollar and to planned cost saving projects partially offset by increased material inflation.  Additionally, cost of products sold increased $1.0 million due to production inefficiencies and additional incurred costs from starting up production on new multi-year sales programs at our Wellington Plants and from $0.6 million in one-time costs related to the Tempe Plant closure for the revalue of inventory that ceased to be used and the transfer of certain production to our Wellington plant.

We continue to aggressively manage our production costs.  We were able to effectively leverage fixed manufacturing costs, particularly fixed labor cost in Europe, during the third quarter of 2010 with the 45% increase in sales from the third quarter of 2009 (excluding currency effects).

During the third quarter of 2010, our cost of products sold as a percentage of sales was approximately 82.5%, which is slightly higher than our historical range of profitability.  This lower profitability was due in part to normal seasonal sales volume decreases experienced during the third quarter especially in Europe and from operational inefficiencies related to the new sales program start-ups mentioned above.  In general, as sales increase, we are better able to leverage our existing fixed cost base, thereby reducing cost of products sold as a percentage of sales.

Selling, General and Administrative Expenses.  The majority of the increase in selling, general and administrative expenses was from increased salaries and wages expense particularly due to eliminating the 10% to 15% reduction in salaries put in place for 2009 and reinstating the incentive compensation program for 2010.  Additionally, during the third quarter, we incurred $0.3 million in severance costs related to permanent administrative cost savings.

Restructuring and impairment charges.  During the three month period ended September 30, 2010, we incurred $0.8 million in restructuring charges related to the closure of our Tempe Plant.   During the three month period ended September 30, 2009, we incurred $3.9 million in restructuring charges related to our reduction in force at our Veenendaal Plant (See Note 2 of the Notes to Condensed Consolidated Financial Statements).

Other expense ( income), net.  Included in other expense (income), net recognized during the three months ended September 30, 2010, was $1.6 million related to foreign exchange losses at our foreign subsidiaries from U.S. Dollar denominated transactions that were put in place with the amended credit facilities in 2009.  The U.S. Dollar depreciated approximately 11% against the Euro during the third quarter of 2010 versus the second quarter of 2010 which generated these losses.

Provision for income taxes. For the three months ended September 30, 2010 and 2009, the difference between the effective tax rates of negative 294% and 14.2%, respectively, was mainly due to the decision made during the second quarter of 2009 that a valuation allowance be placed on U.S. deferred tax benefits. Accordingly these allowances are still being applied to U.S. taxable losses and expense in the current quarter.  (See Note 13 of the Notes to Condensed Consolidated Financial Statements).

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended September 30,
	2010	2009	Change
Net sales	$ 67,584	$ 46,681	$ 20,903
Foreign exchange effects				(4,953)
Volume				22,627
Price				173
Mix				1,631
Material inflation pass-through				1,425
Segment net income (loss)	$ 4,900	$ (5,189)	$ 10,089

All three geographic regions of this segment experienced robust sales growth from our third quarter of 2009 levels.  As discussed previously, these volume increases were related to both increased end market demand and our customers adopting more normalized ordering patterns.  The favorable mix was a result of industrial end markets that we serve experiencing increased demand in the third quarter.  Customer demand in our industrial markets had previously lagged demand in our served automotive end markets in earlier quarters of 2010.  The increase in material inflation pass-through is a direct result of material inflation experienced during the third quarter of 2010.

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

In comparing the 2010 segment net income to the 2009 segment net loss, the comparison was affected by a net negative $1.6 million in non-operating items.  The segment net income in the third quarter of 2010 was negatively impacted by $1.3 million in after-tax foreign exchange losses on certain U.S. Dollar denominated transactions as discussed above.  The 2009 third quarter segment net loss was negatively impacted by the $2.9 million in after-tax restructuring charges related to the reduction in force at our Veenendaal Plant.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended September 30,
	2010	2009	Change

Net sales	$13,410	$11,014	$2,396
Volume				2,396

Segment net loss	$(3,502)	$(1,106)	$(2,396)

The majority of the increase in sales at this segment was due to increased levels of customer orders under new sales programs that were started up during 2010.  These sales levels will continue to increase until full capacity is reached for this program in 2011.

The segment net loss in the third quarter of 2010 was affected by $2.1 million in charges related to the Tempe Plant closure.  This includes $0.8 million of severance and other associated closure costs, $0.4 million in costs related to revaluing certain inventory that ceased to be used as part of closure, $0.2 million in cost due to the start-up of production of former Tempe products at the Wellington plant, and $0.7 million from the loss on sale of assets that cease to be used as a result of the closure.  Additionally, this segment was impacted by $1.0 million in operational inefficiencies and additional incurred costs related to the ramping up production to full capacity for the new sales programs discussed above.  These operational inefficiencies are short-term in nature and relate to problems encountered in taking new products from the development stage to full production.  We expect these start up costs to continue into the fourth quarter of 2010.  We are actively working to improve our internal processes for making these new products and expect these additional costs to be phased out during the first quarter of 2011 as we work through the learning curve of producing these new products.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended September 30,
	2010	2009	Change

Net sales	$10,002	$8,415	$1,587
Volume				1,658
Price/Mix				(71)

Segment net income (loss)	$487	$(338)	$825

The volume increase for this segment was related to increased U.S. automotive end market demand.

The increase in segment net income for the third quarter of 2010 resulted from the 20% increase in sales and the related operational efficiencies from higher levels of production.  Partially offsetting the favorable impacts from the higher sales volume, the segment incurred $0.3 million in severance costs related to permanent administrative salary costs reduction.

Results of Operations

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009.

OVERALL RESULTS
	Consolidated NN, Inc.
(In Thousands of Dollars)	2010	2009	Change
Net sales	$269,029	$181,119	$87,910
Foreign exchange effects				(5,899)
Volume				96,234
Price				(25)
Mix				(2,284)
Material inflation pass-through				(116)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	217,403	169,184	48,219
Foreign exchange effects				(4,473)
Volume				58,893
Cost reduction				(4,191)
Mix				(2,962)
Inflation				(707)
New sales program start-up costs and plant closure related costs				1,659

Selling, general and administrative	22,357	19,779	2,578
Foreign exchange effects				(259)
Share based compensation expense				1,101
Increase in spending				1,736

Depreciation and amortization	15,152	15,773	(621)
Foreign exchange effects				(240)
Accelerated depreciation due to plant closure				1,000
Elimination of depreciation expense on fully depreciated assets				(1,381)

Restructuring and impairment charges	2,060	4,742	(2,682)
Interest expense	5,258	4,719	539
(Gain)/loss on disposal of assets	679	(41)	720
Write-off of unamortized debt issue cost	130	604	(474)
Other income, net	(1,569)	(135)	(1,434)
Income (loss) before provision (benefits) for income taxes	7,559	(33,506)	41,065
Provision (benefit) for income taxes	3,221	(1,532)	4,753
Net (loss) income	$4,338	$(31,974)	$36,312

Net Sales.  Net sales increased during the nine month period of 2010 from the nine month period of 2009 due primarily to higher customer demand for our products.  As discussed previously, we believe the higher sales volume was due to both sales growth in the customer end markets we serve and due to a shift in focus of supply chain participants from reducing inventory levels to adopting order patterns based on true market demand.  Relative to the first half of 2010, the third quarter of 2010 had a more favorable mix of industrial end market sales and price increases from material pass through rather than price reductions as raw material costs increased during the third quarter of 2010.

The negative mix effect was related mainly to timing of the recovery as lower price automotive components have rebounded more quickly than higher priced industrial components during 2010.  As the industrial components sales have rebounded more strongly during the second and third quarters of 2010 the mix effect has lessened.

Cost of Products Sold (exclusive of depreciation and amortization).  Cost of products sold increased primarily due to the sales volume increases discussed above.  Excluding volume effects costs of product sold decreased due to planned cost saving projects, an increased mix of lower cost products being sold, and lower inflation primarily due to lower material costs.

We continue to aggressively manage our production costs.  We were able to effectively leverage fixed manufacturing costs, particularly fixed labor cost in Europe, during the first nine months of 2010 despite a 52% increase in sales from the first nine months of 2009.

During the first nine months of 2010, we returned to a historically normal profitability range wherein cost of products sold was approximately 81% of sales.  We were better able to leverage our fixed manufacturing costs due to sales volume increases from greater demand for our products thus reducing cost of products sold as a percentage of sales.  Relative to the first six months of 2010, the cost of products sold percentage increased due to normal seasonal sales volume decreases experienced during the third quarter especially in Europe and from operational inefficiencies related to the new sales program start-ups in our Precision Metal Components Segment discussed above.

Selling, General and Administrative Expenses.  A large portion of the increase in selling, general and administrative expenses was from share-based compensation expense recognized during the first quarter of 2010 due to the immediate vesting of the shares.  This expense was incurred by recognizing the entire cost of the grant of common stock that was issued to certain employees and directors, at the grant date of the shares.   Additionally, the increase in selling, general and administrative expenses was from increased salaries and wages expense particularly due to eliminating the 10% to 15% reduction in salaries put in place in 2009 and reinstating the incentive compensation for 2010.  Finally, during the third quarter of 2010, we incurred $0.3 million in severance cost related to permanent administrative cost savings.

Depreciation and Amortization.  Depreciation and amortization expense decreased as certain assets depreciated during 2009 were fully depreciated during the second quarter of 2010.  Additionally, depreciation expense was lower in 2010 due to the reduction in value of Euro denominated depreciation expense.  These reductions were partially offset by accelerated depreciation of $1.0 million on certain fixed assets at our Tempe Plant due to the closure of that facility. (See Notes 2 and 15 of the Notes to Condensed Consolidated Financial Statements).

Interest expense.  Interest expense was higher due to increases in the interest rate spread charged on our LIBOR credit facility and our senior notes.  The interest rate was increased upon amending our credit facilities on March 13, 2009 and on March 5, 2010.  In addition, we amortized $0.4 million more of capitalized loan costs into interest expense due to the amendment of the loan facilities.

Restructuring and impairment charges.  During the nine month period ended September 30, 2010, we incurred $0.1 million of restructuring cost related to the closure of the Kilkenny Plant and $2.0 million in restructuring charges related to the closure of our Tempe Plant.  During the nine month period ended September 30, 2009, we incurred $0.8 million of restructuring charges related to the closure of the Kilkenny and Hamilton plants and $3.9 million in restructuring charges related to our reduction in force at our Veenendaal Plant.  (See Note 2 of the Notes to Condensed Consolidated Financial Statements).

Other income, net.  The majority of the other income recognized during the nine months ended September 30, 2010, related to foreign exchange gains at our foreign subsidiaries from U.S. Dollar denominated transactions that were put in place with the amended credit facilities in 2009.  Although the U.S. Dollar lost value during the third quarter of 2010, it has appreciated approximately 6% against the Euro during the nine months ended of 2010 which generated these gains.

Provision for income taxes. For the nine months ended September 30, 2010 and 2009, the difference between the effective tax rates of 42.6% and 4.6%, respectively, was mainly due to valuation allowances placed on U.S. deferred tax benefits during the second quarter of 2009 that are still being applied to U.S. taxable losses and expense during 2010.  (See Note 13 of the Notes to Condensed Consolidated Financial Statements).

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine months ended September 30,
	2010	2009	Change

Net sales	$196,473	$125,637	$70,836
Foreign exchange effects				(5,899)
Volume				78,690
Price				(86)
Mix				(1,993)
Material inflation pass-through				124

Segment net income (loss)	$17,485	$(16,657)	$34,142

All three geographic regions of this segment experienced robust sales growth from 2009 levels.  As discussed previously, these volume increases were related to both increased end market demand and our customers adopting more normalized ordering patterns.  The unfavorable mix was a result of the end markets that experienced the rebound during the nine months ended of 2010.  Automotive end markets with generally lower sales prices grew quicker than the industrial end markets with generally higher sales prices.

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

The positive variance in segment net income for the first nine months of 2010 compared to the same nine months of 2009 was favorably impacted by $4.6 million in non-operating items.  The 2010 segment net income was favorably impacted by $1.0 million, after tax, in foreign exchange gains on certain U.S. Dollar denominated transactions (as discussed above).   In addition, the segment net loss for the first nine months of 2009 was increased by $0.8 million due to restructuring charges related to the closure of the Kilkenny Plant taken in 2009 of which only $0.1 million repeated in the same nine months of 2010 and by $2.9 million of after tax restructuring charge related to the reduction in force at our Veenendaal Plant incurred in 2009.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine months ended September 30,
	2010	2009	Change

Net sales	$43,021	$33,811	$9,210
Volume				9,282
Price/Mix				(72)

Segment net loss	$(6,003)	$(3,464)	$(2,539)

The majority of the increase in sales at this segment was due to higher U.S. automotive and industrial demand in the 2010 versus 2009. Additionally, the third quarter of 2010 sales benefited from the startup of a new sales program.

Despite a 27% increase in sales from 2009, the 2010 segment net loss increased by $2.5 million.  The favorable impact to 2010 segment net loss from the increased sales volume was approximately $3.0 million.  However, the 2010 segment net loss was affected by $4.3 million in charges related to the Tempe Plant closure.  This includes $2.0 million of severance and other associated closure costs, $1.4 million in charges related to reducing the book values of certain equipment and inventory that ceased to be used as part of the closure, $0.2 million in cost due to the start-up of production of former Tempe Plant products at the Wellington Plant, and $0.7 million from the loss on sale of assets that ceased to be used as a result of the closure.   Additionally, the segment incurred, during the third quarter, approximately $1.0 million in operational inefficiencies and additional costs related to ramping up production to full capacity for the new sales programs discussed above.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine months ended September 30,
	2010	2009	Change

Net sales	$29,535	$21,671	$7,864
Volume				8,262
Price/Mix				(398)

Segment net income (loss)	$1,937	$(2,367)	$4,304

The volume increase for this segment was related to increased U.S. automotive end market demand.

The increase in segment net income for 2010 resulted from the 38% increase in sales and the related operational efficiencies from higher levels of production.  Due to effectively managing production costs and resources at the segment, 58% of each dollar of additional sales favorably impacted the segment net income.  The volume benefits were partially offset by $0.3 million in severance costs related to permanent administrative salary costs reduction.

Changes in Financial Condition

From December 31, 2009 to September 30, 2010, our total assets increased $6.1 million and our current assets increased $19.4 million.  The depreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total assets and current assets to decrease approximately $6.7 million and $2.0 million, respectively, from December 31, 2009.  Factoring out the foreign exchange effects, accounts receivable was higher by $18.1 million due to the 28% increase in sales volume in September and August 2010 from sales levels in December and November of 2009.  Additionally, the days sales outstanding have increased 5 days as of September 30, 2010 due to timing of certain customer receipts.  Net overdue receivables remained unchanged at approximately 10% of total accounts receivable at December 31, 2009 and at September 30, 2010.  Factoring out the foreign exchange effects, inventories increased by $3.9 million from December 31, 2009, primarily from increased raw material inventory and increased work in process inventory due to higher production volumes in 2010.  Factoring out foreign exchange effects, property, plant and equipment decreased $8.0 million as year to date capital spending was lower than depreciation and machinery with a net book value of $2.2 million was sold related to the Tempe Plant closure.

From December 31, 2009 to September 30, 2010, our total liabilities increased $5.4 million.  The depreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total liabilities to decrease approximately $2.7 million from December 31, 2009.  Factoring out the foreign exchange effects, accounts payable increased $7.7 million due to higher production and purchasing levels in response to increased demand in 2010 and due to timing of payments to certain vendors.  Additionally, taxes payable increased $2.2 million due to generating taxable income during 2010 at the two Europe units for which we are recognizing tax benefits and expenses.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was negative $17.7 million at September 30, 2010 as compared to $29.8 million at December 31, 2009.  The ratio of current assets to current liabilities decreased from 1.44:1 at December 31, 2009 to 0.87:1 at September 30, 2010.  The decrease in working capital was due primarily to reclassifying the revolving credit facility from long-term debt to a current liability as this credit facility terminates in less than 12 months.

Cash flow provided by operations year to date was $13.1 million for 2010 compared with cash flow provided by operations of $9.6 million for the same period in 2009.  The favorable variance in cash flow provided by operations was principally due to the favorable improvement in net income in 2010.  Partially offsetting this impact was the unfavorable effect from increasing net working capital in 2010 versus decreasing net working capital in 2009.  The working capital increases, as discussed above, were due to increased sales and production volumes experienced during 2010.

Liquidity and Capital Resources

Amounts outstanding under our $85.0 million credit facility and our $40.0 million senior notes as of September 30, 2010 were $60.0 million, including $3.7 million under our swing line of credit, and $22.9 million, respectively.  As of September 30, 2010, we can borrow up to an additional $24.3 million under the $85.0 million credit facility, including $6.3 million under our swing line of credit, subject to limitations based on existing financial covenants.  However, based on current forecasts we do not expect any limitations of the access to this available credit.  The $24.3 million is net of $0.7 million of outstanding letters of credit at September 30, 2010 which are considered as usage of the facility.  See Note 9 of the Notes to Consolidated Financial Statements.  We were in compliance with all covenants related to the amended and restated $85.0 million credit facility and the amended and restated $40.0 million senior notes as of September 30, 2010.  While we currently expect to be in compliance with the covenants for the remainder of 2010 and the first nine months of 2011, we can provide no assurances. The specific covenants to which we are subject and our actual results compared to those covenants are disclosed in Note 9 of the Notes to Consolidated Financial Statements.

In connection with entering into the amended and restated credit agreements mentioned above, we forecasted levels of revenue and cash flow from operations in 2010 based on our sales levels at that time, economic conditions, published economic forecasts and input from our major customers that are at lower levels than our normalized historical results prior to the onset of the global recession in the fourth quarter of 2008.  These forecasts were used to set new financial and operating covenants in our amended credit facilities through September 2011.  However, deterioration of market conditions and sales levels in excess of our forecasts for revenue and cash flow could result in the Company failing to meet these covenants, which could cause a material adverse impact on our liquidity and financial position.  While we currently expect to be in compliance with the existing covenants for the remainder of 2010 through September 2011, we can provide no assurances.

The Company experienced a significant loss of revenue and sustained significant loss of income during the global economic recession that began to impact the Company in the fourth quarter of 2008 through the year ended December 31, 2009.  During this time frame, the Company sustained a significant weakening of its financial condition.  During the nine months ended September 30, 2010, the effects of the global recession on our Company have lessened significantly.  As the effects of the global recession have lessened, our operating results have improved during the first nine months of 2010.  Based on the results of the first nine months of 2010, the Company now expects to meet existing financial covenants and as a result, the probability of the Company’s being in default has been significantly lessened since the beginning of the current year.  However, should the Company once again be impacted by an economic downturn, the probability of the Company’s being in default at some point in the future could increase.

Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our Eltmann, Germany Plant sustained a significant weakening of its financial condition.  As a result, this subsidiary could reach a point of technical insolvency or illiquidity within the next 12 months. If this occurs, local laws could require the subsidiary to file for bankruptcy unless we provide additional support in the form of financial guarantees or additional funding of operations.  During the first quarter of 2010, we took certain actions in this regard including subordination of certain intercompany obligations and committing to additional equity contributions under certain circumstances.  If the Eltmann Plant should be required to file for bankruptcy, we could potentially lose the value of the assets of the Eltmann Plant of approximately $8.8 million at September 30, 2010 but could also be released from certain liabilities totaling $9.0 million at September 30, 2010.  We believe that in the event of bankruptcy, there could be a temporary disruption of normal product flow to customers, but that it is unlikely that such an event would have a long-term significant impact given the current level of additional capacity within our European plants.

Many of our locations use the Euro as their functional currency.  In 2010, the fluctuation of the Euro against the U.S. Dollar unfavorably impacted revenue, decreased the value of assets and liabilities of certain foreign subsidiaries and had a favorable impact on net income due to gains on translation of intercompany loans.  As of September 30, 2010, no currency hedges were in place.  Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have made planned capital expenditures totaling $8.7 million as of September 30, 2010.  During 2010, we expect to spend approximately $16.7 on capital expenditures, the majority of which relate to new or expanded business.  While there can be no assurances due to the liquidity issues discussed above, we believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our capital expenditures and working capital needs through September 2011.  We base this assertion on our current availability for borrowing of up to $24.3 million and our estimated positive cash flow from operations for the fourth quarter of 2010 that ranges from $5 million to $10 million.  As the revolving credit facility is an important part of our overall liquidity, we are currently in the process of negotiating a new multi-year revolving credit facility with our existing revolving credit facility lenders at terms that are more favorable than the facility currently in place While we can make no assurances, we expect to have this new credit agreement in place by the end of 2010 or early in 2011 at which time the revolving credit facility will be reclassified to a long-term liability.  If we are unable to obtain a refinancing of our current revolving credit facility at existing or more favorable terms, we will seek alternative financing arrangements which would result in higher interest costs or could cause dilution to our existing shareholders if it became necessary raise new equity at unfavorable terms.

Seasonality and Fluctuation in Quarterly Results

Historically, our net sales in the Metal Bearing Components Segment have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that have significantly slower production during the month of August.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our annual report on Form 10-K for the year ended December 31, 2009, including those policies as discussed in Note 1 to the annual report.  There have been no changes to these policies during the nine month period ended September 30, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies.  To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks.  We are exposed to changes in interest rates primarily as a result of our borrowing activities.  At September 30, 2010, we had $60.0 million outstanding under our variable rate revolving credit facilities and $22.9 million fixed rate senior notes outstanding.  See Note 9 of the Notes to Condensed Consolidated Financial Statements.  At September 30, 2010, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.6 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates.  We did not hold a position in any foreign currency hedging instruments as of September 30, 2010.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of September 30, 2010, the end of the period covered by this quarterly report.

There have been no changes in the fiscal quarter ended September 30, 2010 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

During 2006, we received correspondence from the Environmental Protection Agency (“EPA”) requesting information regarding a former waste recycling vendor ("AER") used by our former Walterboro, South Carolina facility.  AER, located in Augusta, Georgia, ceased operations in 2000 and EPA began investigating its facility.  As a result of AER’s operations, soil and groundwater became contaminated.  EPA initially contacted fifty-four other companies (“Potentially Responsible Parties” or PRPs”) who also sent waste to AER.  Most of these PRPs, including us, have entered into a consent order with EPA to investigate and remediate the site proactively.  To date, the PRP Group has submitted a Remedial Investigation, which has been accepted by EPA.  In addition, a Feasibility Study has been tentatively approved by EPA.  The costs associated with the chosen remediation are estimated to be approximately $10 million of which our allocated share is approximately $0.1 million which has been fully accrued for as of September 30, 2010.  While there can be no assurances, we believe that the $0.1 million is the maximum amount for which we will be liable under the tentatively accepted remediation plan.

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

Item 2.   Unregistered Sales of Equity Securiiities and Use of Proceeds

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

NN, Inc.

Date: November 9, 2010	By:	/s/ Roderick R. Baty
Roderick R. Baty,
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 9, 2010	By:	/s/ James H. Dorton
James H. Dorton
Senior Vice President - Corporate Development and Chief Financial Officer (Principal Financial Officer)
(Duly Authorized Officer)

Date: November 9, 2010	By:	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.
Vice President and Chief Administrative Officer
(Duly Authorized Officer)

Date: November 9, 2010	By:	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Corporate Controller
(Principal Accounting Officer)