Form 10-K
period 2010-12-31
NN INC
filed 2011-03-15
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                                                 For the fiscal year ended December 31, 2010
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
Yes ☐             No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2010, based on the closing price on the NASDAQ Stock Market LLC on that date was approximately $81,171,060.

The number of shares of the registrant's common stock outstanding on March 11, 2011 was 16,637,874.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement with respect to the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

PART I

Item 1. Business Overview

NN, Inc. has three operating segments, the Metal Bearing Components Segment, the Plastic and Rubber Components Segment, and the Precision Metal Components Segment.   As used in this Annual Report on Form 10-K, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Within the Metal Bearing Components Segment, we manufacture and supply high precision bearing components, consisting of balls, cylindrical rollers, tapered rollers, and metal retainers, for leading bearing manufacturers on a global basis.  We are a leading independent manufacturer of precision steel bearing balls and rollers for the North American, European and Asian markets.  In 2010, Metal Bearing Components accounted for 74% of total NN, Inc. sales.  Sales of balls and rollers accounted for approximately 69% of our total net sales with 51% of sales from balls and 18% of sales from rollers.  Sales of metal bearing retainers accounted for 5% of net sales.  Through a series of acquisitions and plant expansions, we have built upon our strong core ball business and expanded our bearing component product offering.  Today, we offer among the industry’s most complete line of commercially available bearing components.  We emphasize engineered products that take advantage of our competencies in product design and tight tolerance manufacturing processes.  Our bearing customers use our components in fully assembled ball and roller bearings, which serve a wide variety of industrial applications in the transportation, electrical, agricultural, construction, machinery, mining and aerospace markets.

Within the Plastic and Rubber Components Segment, we manufacture high precision rubber seals and plastic retainers for leading bearing manufacturers on a global basis.  In addition, we manufacture specialized plastic products including automotive components, electronic instrument cases and other molded components used in a variety of applications.  Finally, we also manufacture rubber seals for use in various automotive, industrial and mining applications.  In 2010, plastic products accounted for 7% of net sales and rubber seals accounted for 4% of net sales.

Our Precision Metal Components Segment is comprised of the Whirlaway Corporation (“Whirlaway”).  Whirlaway is a manufacturer of highly engineered, difficult to manufacture precision metal components and subassemblies for the automotive, HVAC, fluid power and diesel engine markets. Our entry into the precision metal components market since 2006 is part of our strategy to serve markets and customers we view as adjacent to bearing components that utilize our core manufacturing competencies.  These products accounted for 15% of net sales in 2010.

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

Note: The Eltmann Plant filed for bankruptcy on January 20, 2011 and is now under the effective control of the German bankruptcy court.  See Notes 15 and 21 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details.

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

Recent Developments

On December 21, 2010, we entered into an amended and restated revolving credit facility expiring December 21, 2014 with Key Bank as administrative agent with an initial size of $75 million.  The amended agreement was entered into to adjust our financial and non-financial covenants to more normalized measures and to provide greater ability to fund our capital investment plans.  The interest rate was amended to LIBOR plus a margin of 1.5 to 3.5% (depending on the level of the ratio of debt to EBITDA) from LIBOR plus a margin of 4.75%.  The facility may be expanded upon our request with approval of the lenders by up to $60 million, under the same terms and conditions.  On March 9, 2011, we exercised an option to increase the size of the facility from $75 million to $100 million to allow additional flexibility and to fund potential growth projects.

On December 21, 2010, our senior note agreement with Prudential Capital was also amended.  The amended agreement was entered into to adjust our financial and non-financial covenants to more normalized measures.  There were no changes to the terms or availability of credit and the interest rate was reduced from 8.50% to 6.70%.

Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our wholly owned German subsidiary Kugelfertigung Eltmann GbmH (“Eltmann” or “Eltmann Plant”) sustained a significant weakening of its financial condition during the years ended December 31, 2009 and 2010 with net losses incurred of $2.8 million and $0.5 million, respectively, during those years.  As a result, Eltmann became technically insolvent at which point it was required to file for bankruptcy under German bankruptcy law.  The filing was made in the bankruptcy court in Germany on January 20, 2011.  Since this date, NN has lost the ability to control or manage Eltmann as a result of the bankruptcy court trustee taking over effective control and day to day management of this subsidiary.  After a period of evaluation, the trustee will hold a preliminary hearing to determine whether Eltmann should be liquidated.  The ultimate impact on NN of Eltmann filing for bankruptcy will depend on the findings of the bankruptcy court.  However, under advice of legal counsel, we believe NN will relinquish all assets and liabilities of Eltmann which have a carrying value of approximately $8.5 million and $8.5 million, respectively, at January 20, 2011.   However, until such court proceedings are finalized, we will not be able to determine what liabilities and contingent obligations, if any, might remain as the responsibility of NN.  As of December 31, 2010, all Eltmann Plant assets and liabilities remain on the consolidated financial statements of the Company. We do not anticipate any significant disruption of normal product flow to our customers being served by Eltmann prior to the bankruptcy filing and have the installed capacity within our remaining plants to meet this demand.

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

Products

Metal Bearing Components Segment

Precision Steel Balls.  At our Metal Bearing Components Segment facilities, we manufacture and sell high quality, precision steel balls in sizes ranging in diameter from 5/32 of an inch (3.969 mm)  to 2 5/8 inches (66.675 mm). We produce and sell balls in grades ranging from grade 3 to grade 1000, according to international standards endorsed by the American Bearing Manufacturers Association.  The grade number for a ball, in addition to defining allowable dimensional variation within production batches, indicates the degree of spherical precision of the ball; for example, grade 3 balls are manufactured to within three-millionths of an inch of roundness.  Our steel balls are used primarily by manufacturers of anti-friction bearings where precise spherical, tolerance and surface finish accuracies are required.  Sales of precision steel balls accounted for approximately 69%, 73%, and 68% of net Metal Bearing Component Segment sales in 2010, 2009, and 2008, respectively.

Steel Rollers.  We manufacture tapered rollers at our Veenendaal Plant and the Erwin Plant and cylindrical rollers at our Erwin Plant. Rollers are an alternative rolling element used instead of balls in anti-friction bearings that typically have heavier loading or different speed requirements.  Our roller products are used primarily for applications similar to those of our precision steel ball product line, plus certain non-bearing applications such as hydraulic pumps and motors.  Tapered rollers are a component in tapered roller bearings that are used in a variety of applications including automotive gearbox applications, automotive wheel bearings and a wide variety of industrial applications.  Most cylindrical rollers are made to specific customer requirements for diameter and length and are used in a variety of industrial applications.   Tapered rollers accounted for approximately 14%, 10% and 14% of consolidated net sales in 2010, 2009 and 2008, respectively.  Cylindrical rollers accounted for approximately 4% of consolidated net sales in each of 2010, 2009, and 2008.

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

Precision Metal Components Segment

Precision Metal Components.  We sell a wide range of highly engineered precision metal components and subassemblies.  Beginning September 1, 2010, these components are manufactured at the two Wellington, Ohio plants.  (NN ceased operations at the Tempe Plant on August 31, 2010.)  The precision metal components offered include highly engineered shafts, fluid power assemblies and complex precision assembled and tested parts.  The components are used in the following end markets:  automotive, HVAC, fluid power and diesel engine.

Research and Development

The amounts spent on research and development activities by us during each of the last three fiscal years are not material and are expensed as incurred.

Customers

Our products are supplied primarily to bearing manufacturers and automotive and industrial parts manufacturers for use in a broad range of industrial applications, including transportation, electrical, agricultural, construction, machinery, mining and aerospace.  Additionally, we supply precision metal, rubber, and plastic components to automotive and industrial companies that are not used in bearing assemblies.  We supply approximately 400 customers; however, our top ten customers account for approximately 75% of our revenue.  Sales to each of these top ten customers are made to multiple customer locations and divisions throughout the world.  Only one of these customers, AB SKF (“SKF”), had sales levels that were over 10% of total net sales. Sales to various U.S. and foreign divisions of SKF accounted for approximately 38% of net sales in 2010.  In 2010, 39% of our products were sold to customers in North America, 45% to customers in Europe, 11% to customers in Asia and the remaining 5% to customers in South America.

We sell our products to most of our largest customers under either sales contracts or agreed upon commercial terms.  In general, we pass through material cost fluctuations when incurred to our customers in the form of changes in selling prices.  We ordinarily ship our products directly to customers within 60 days, and in some cases, during the same calendar month, of the date on which a sales order is placed.  Accordingly, we generally have an insignificant amount of open (backlog) orders from customers at month end.  At the U.S. operations of our Metal Bearings Component Segment, we maintain a computerized, bar coded inventory management system with certain of our major customers that enables us to determine on a day-to-day basis the amount of these components remaining in a customer’s inventory.  When such inventories fall below certain levels, additional product is automatically shipped.

During 2010, the Metal Bearing Components Segment sold products to approximately 300 customers located in 30 different countries.  Approximately 87% of the net sales in 2010 were to customers outside the United States.  Approximately 60% of net sales in 2010 were to customers within Europe.   Sales to our top ten customers accounted for approximately 88% of the net sales in 2010.  Sales to SKF accounted for approximately 51% of net sales of the segment in 2010.

During 2010, the Plastic and Rubber Components Segment sold its products to over 80 customers located principally in North America.  Approximately 11% of the Plastic and Rubber Components Segment’s net sales were to customers outside the United States, with the vast majority of those sales to customers in Mexico and Canada.  Sales to the segment’s top ten customers accounted for approximately 70% of the segment’s net sales in 2010.

During 2010, the Precision Metal Components Segment sold its products to 23 customers located in five countries.  Approximately 93% of all sales were to customers located within the United States.  Sales to the segment’s top ten customers accounted for approximately 88% of the segment’s net sales in 2010.

In both the foreign and domestic markets, we principally sell our products directly to manufacturers and do not sell significant amounts through distributors or dealers.

See Note 12 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" for additional Segment financial information.

The following table presents a breakdown of our net sales for fiscal years 2010, 2009 and 2008:

(In Thousands)	2010	2009	2008

Metal Bearing Components Segment	$271,339	$183,605	$321,660
Percentage of Total Sales	74.3%	70.7%	75.7%

Precision Metal Components Segment	54,913	45,003	64,235
Percentage of Total Sales	15.0%	17.4%	15.1%

Plastic and Rubber Components Segment	39,117	30,775	38,942
Percentage of Total Sales	10.7%	11.9%	9.2%

Total	$365,369	$259,383	$424,837

Percentage of Total Sales	100%	100%	100%

The change in value of Euro denominated sales resulted in net sales decreasing $10.7 million in 2010, decreasing $8.3 million in 2009 and increasing $17.6 million in 2008 compared to the prior years when converted to U.S. Dollars.

Sales and Marketing

A primary emphasis of our marketing strategy is to expand key customer relationships by offering high quality, high precision products with the value of a single supply chain partner for a wide variety of components.   Due to the technical nature of many of our products, our engineers and manufacturing management personnel also provide technical sales support functions, while internal sales employees handle customer orders and other general sales support activities.   For the Precision Metal Components Segment and the Plastics and Rubber Components Segment, the current sales structure consists of utilizing manufacturers’ representatives at key accounts supported by senior segment management and engineering involvement.

Our Metal Bearing Components Segment marketing strategy focuses on increasing our outsourcing relationships with global bearing manufacturers that maintain captive (in house) bearing component manufacturing operations.  Our marketing strategy for the Plastic and Rubber Components Segment and the Precision Metal Components Segment is to offer custom manufactured, high quality, precision products to markets with high value-added characteristics at competitive price levels.  This strategy focuses on relationships with key customers that require the production of technically difficult parts and assemblies, enabling us to take advantage of our strengths in custom product development, tool design, component assembly and machining processes.

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

Manufacturing Process

We have become a leading independent bearing component manufacturer through exceptional service and high quality manufacturing processes.  Because our ball and roller manufacturing processes incorporate the use of standardized tooling, load sizes, and process technology, we are able to produce large volumes of products cost competitively, while maintaining high quality standards.

The key to our high quality production of seals and retainers is the incorporation of customized engineering into our manufacturing processes, metal to rubber bonding competencies and experience with a broad range of engineered resins and custom polymers.  This design process includes the testing and quality assessment of each product.

Within the precision metal components industry, we are well positioned in the market place by virtue of our focus on highly engineered difficult to manufacture critical components, product development and component subassemblies.

Employees

As of December 31, 2010, we employed a total of 1,829 full-time employees and 236 full-time equivalent temporary workers. The following numbers are for full-time employees only.  Our Metal Bearing Components Segment employed 261 in the U.S., 854 in Europe and 114 in China; our Plastic and Rubber Components Segment employed 260, all in the U.S.; and our Precision Metal Components Segment employed 334, all in the U.S.  In addition, there were six employees at our corporate headquarters.  Of our total employment, 16% are management/staff employees and 84% are production employees.  We believe we are able to attract and retain high quality employees because of our quality reputation, technical expertise, history of financial and operating stability, attractive employee benefit programs, and our progressive, employee-friendly working environment.  The employees in the Eltmann Plant, Pinerolo Plant and Veenendaal Plant are unionized.  We have excellent employee relations throughout the Company, and we have never experienced any significant involuntary work stoppages.

During 2010, NN ceased operations at the Tempe Plant on August 31, 2010, reducing our full-time employees by approximately 130.  As of January 20, 2011 the Eltmann Plant and its 113 employees are under the effective control and management of the German bankruptcy court.

Competition

The Metal Bearing Components Segment of our business is intensely competitive.  Our primary domestic competitor is Hoover Precision Products, Inc., a wholly owned U.S. subsidiary of Tsubakimoto Precision Products Co. Ltd. Our primary foreign competitors are Amatsuji Steel Ball Manufacturing Company, Ltd. (Japan), a wholly owed division of NSK LTD., Tsubaki Nakashima Co., LTD and Jingsu General Ball and Roller (China).

We believe that competition within the Metal Bearing Components Segment is based principally on quality, price and the ability to consistently meet customer delivery requirements.  Management believes that our competitive strengths are our precision manufacturing capabilities, our wide product assortment, our reputation for consistent quality and reliability, our global manufacturing footprint and the productivity of our workforce.

The markets for the Plastic and Rubber Components Segment’s products are also intensely competitive.  Since the plastic injection molding industry is currently very fragmented, we must compete with numerous companies in each industry market segment.  Many of these companies have substantially greater financial resources than we do and many currently offer competing products nationally and internationally. Our primary competitor in the plastic bearing retainer market is Nakanishi Manufacturing Corporation.  Domestically, Nypro, Inc. and C&J Industries are among the main competitors in the precision plastic components markets.

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

While intensely competitive, the markets for our rubber seal products are less fragmented than our plastic injection molding products.  The bearing seal market is comprised of approximately six major competitors that range from small privately held companies to large global enterprises.  Bearing seal manufacturers compete on design, service, quality and price.  Our primary competitors in the U.S. bearing seal market are Freudenburg-NOK, Paulstra, Trostel, and Uchiyama.

In the Precision Metal Components Segment market, internal production of components by our customers can impact our business as the customers weigh the risk of outsourcing strategically critical components or producing in-house. Our primary outside competitors are Linamar, Stanadyne, A. Berger, C&A Tool, American Turned Products and Autocam.  We generally win new business on the basis of technical competence and our proven track record of successful product development.

Raw Materials

The primary raw material used in our core ball and roller business of the Metal Bearing Components Segment is 52100 Steel, which is high quality chromium steel. Our other steel requirements include metal strip, stainless steel, and type S2 rock bit steel.

The Metal Bearing Components Segment businesses purchase substantially all of their 52100 Steel requirements from suppliers in Europe and Japan and all of their metal strip requirements from European suppliers and traders.  The principal suppliers of 52100 Steel for our U.S. businesses are Daido Steel (Japan), Kobe Steel (Japan), Lucchini (affiliate of Ascometal France) and Ohio Star Forge Co.  The principal suppliers of 52100 Steel for our European businesses are Ascometal (France), Ovako, Kobe Steel (Japan) and Daido Steel (Japan) while the principal suppliers of metal strip are Thyssen and Theis.  If any of our current suppliers were unable to supply 52100 Steel to us, we can not provide assurances that we would not face higher costs or production interruptions as a result of obtaining 52100 Steel from alternate sources.

We purchase steel on the basis of composition, quality, availability and price.  For precision steel balls, the pricing arrangements with our suppliers are typically subject to adjustment every three to six months in the U.S. and contractually adjusted on an annual basis within the European locations for the base steel price and quarterly for surcharge adjustments.  In general, we do not enter into written supply agreements with suppliers or commit to maintain minimum monthly purchases of steel except for the year to year supply arrangement between Ascometal and the European operations of our Metal Bearing Components Segment.

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

The Metal Bearing Components Segment has historically been affected by upward price pressure on steel principally due to general increases in global demand and due to global increased consumption of steel.  During 2010, steel prices were up slightly with a net year over year impact of approximately 2%.    In general, we pass through material cost fluctuations to our customers in the form of changes in selling price.

For the Plastic and Rubber Components Segment, we base purchase decisions on quality, service and price.  Generally, we do not enter into written supply contracts with our suppliers or commit to maintain minimum monthly purchases of resins, rubber compounds or metal stampings.

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

Environmental Compliance

Our operations and products are subject to extensive federal, state and local regulatory requirements both domestically and abroad relating to pollution control and protection of the environment.  We maintain a compliance program to assist in preventing and, if necessary, correcting environmental problems. In the Metal Bearing Components Segment, the Eltmann Plant, the Kysucke Plant, the Veenendaal Plant, Pinerolo Plant and Kunshan Plant are ISO 14000 or 14001 certified and all received the EPD (Environmental Product Declaration), except for the Veenendaal Plant’s stamped metal parts business.  Based on information compiled to date, management believes that our current operations are in substantial compliance with applicable environmental laws and regulations, the violation of which could have a material adverse effect on our business and financial condition.  We have assessed conditional asset retirement obligations and have found them to be immaterial to the consolidated financial statements. We cannot assure that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.  More specifically, although we believe that we dispose of waste in material compliance with applicable environmental laws and regulations, we cannot be certain that we will not incur significant liabilities in the future in connection with the clean-up of waste disposal sites.  We maintain long-term environmental insurance covering the four manufacturing locations purchased with the Whirlaway acquisition (two of which have ceased operations).  We are currently a potentially responsible party of a remedial action at a former waste recycling facility used by us.  See Item 3 and Note 15 of the Notes to Consolidated Financial Statements.

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position
Roderick R. Baty	57	Chairman of the Board, Chief Executive Officer and President
Frank T. Gentry, III	55	Senior Vice President – Managing Director, Metal Bearing Components
James H. Dorton	54	Senior Vice President – Corporate Development and Chief Financial Officer
Robert R. Sams	53	Vice President – Sales
William C. Kelly, Jr.	52	Vice President – Chief Administrative Officer, Secretary, and Treasurer
Thomas G. Zupan	55	Vice President – Business Development Precision Metal Components Division
Jeffrey H. Hodge	49	Vice President – General Manager, U.S. Ball and Roller Division
James R. Widders	54	Vice President – General Manager, Precision Metal Components Division

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

Frank T. Gentry, III, was appointed Vice President – Managing Director Metal Bearing Components Division in April 2009 and promoted to Senior Vice President in May 2010.  Prior to that, Mr. Gentry was Vice President – General Manager U.S. Ball and Roller Division from August 1995.  Mr. Gentry joined NN in 1981 and held various manufacturing management positions within NN from 1981 to August 1995.

James H. Dorton joined NN as Vice President of Corporate Development and Chief Financial Officer in June 2005.  In May 2010, he was promoted to Senior Vice President.  Prior to joining NN, Mr. Dorton served as Executive Vice President and Chief Financial Officer of Specialty Foods Group, Inc. from 2003 to 2004, Vice President Corporate Development and Strategy and Vice President – Treasurer of Bowater Incorporated from 1996 to 2002 and as Treasurer of Intergraph Corporation from 1989 to 1996.  Mr. Dorton is a Certified Public Accountant.

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

Thomas G. Zupan co-founded Whirlaway in 1973 with his father and began his career as a toolmaker.  He gained further experience in every line business function including Engineering, Production Operations, Quality Assurance, H/R, Sales, Material Control, IS, and Finance as the company grew from owner operator to professionally managed.  In 1991, Mr. Zupan became CEO and sole shareholder of Whirlaway.  Upon the sale of Whirlaway to NN on November 30, 2006, Mr. Zupan was appointed Vice President – Precision Metal Components Division.  On December 15, 2010, Mr. Zupan was appointed Vice President Business Development Precision Metal Components Division.

Jeffrey H. Hodge joined NN in 1989 and has served various roles including Operations Manager, Plant Manager and Corporate Manager of Level 3 (Lean Enterprise, Six Sigma, TPM) from 2003 – 2009 before accepting his current role in 2009 as Vice-President and General Manager of U.S. Ball & Roller and NN Asia Divisions. Prior to joining NN Inc., Mr. Hodge was a member of the U.S. military from 1985 – 1989.

James R. Widders was named Vice President and General Manager of the Precision Metal Components Division on December 15, 2010.  Mr. Widders had 13 years of service at Whirlaway prior to its acquisition by NN.  Prior to joining NN, he served as Vice President and General Manager at Technifab, Inc. a manufacturer of molded foam components for the Aerospace industry and  in various management positions with GE Superabrasives, a division of General Electric.

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

A large portion of our capital structure is in the form of debt.  As such, we continue to heavily rely on our current lenders as a major source of long term capital.

We are dependent on the continued provision of financing from our revolving credit lenders and our senior notes lenders for a major portion of our capital structure.  As such we must continually meet our existing financial and non-financial covenants or risk potentially default.  In the event of default, the degree to which our current lenders and/or potential future lenders will continue to lend to us will depend in large part on our results from operations and near term business prospects at the time of the default.

A recession impacting both U.S. and Europe on automotive and industrial markets once again could have a material adverse effect on our ability to finance our operations and implement our growth strategy.

During the three month period ended December 31, 2008 and the year ended December 31, 2009, we experienced a sudden and significant reduction in customer orders driven by reductions in automotive and industrial end market demand across all our businesses.  Prior to this time, our company had never been affected by a recession that had impacted both of our key geographic markets of the U.S. and Europe simultaneously.  If we are impacted by a global recession in the future this could have a material adverse effect on our financial condition, results of operations and cash flows from operations and could lead to additional restructuring and/or impairment charges being incurred.  However, we would be in a much better position to weather any recession or economic downturn given the actions taken to permanently reduce our cost base including closing or ceasing operations at four former manufacturing locations.

The demand for our products is cyclical, which could adversely impact our revenues.

The end markets for fully assembled bearings and other industrial and automotive components are cyclical and tend to decline in response to overall declines in industrial and automotive production.  As a result, the market for bearing components and precision metal, plastic, and rubber products is also cyclical and impacted by overall levels of industrial and automotive production.  Our sales in the past have been negatively affected, and in the future will be negatively affected, by adverse conditions in the industrial and/or automotive production sectors of the economy or by adverse global or national economic conditions generally.  Additionally, inflation in oil and the resulting higher gasoline prices could have a negative impact on demand for our products as a result of consumer and corporate spending reductions.

We depend on a very limited number of foreign sources for our primary raw material and are subject to risks of shortages and price fluctuation.

The steel that we use to manufacture our metal bearing components is of an extremely high quality and is available from a limited number of producers on a global basis.  Due to quality constraints in the U.S. steel industry, we obtain substantially all of the steel used in our U.S. operations of our Metal Bearing Components Segment from non-U.S. suppliers.  In addition, we obtain most of the steel used in our European operations from a single European source.  If we had to obtain steel from sources other than our current suppliers we could face higher prices and transportation costs, increased duties or taxes, and shortages of steel.  Problems in obtaining steel, particularly 52100 chrome steel, in the quantities that we require and on commercially reasonable terms, could increase our costs, adversely impacting our ability to operate our business efficiently and have a material adverse effect on our revenues and operating and financial results.

Increases in the market demand for steel can have the impact of increasing scrap surcharges we pay in procuring our steel in the form of higher unit prices and could adversely impact the availability of steel.  Our commercial terms with key customers allow us to pass along steel price fluctuations through changing the customers’ selling prices.

We depend heavily on a relatively limited number of customers, and the loss of any major customer would have a material adverse effect on our business.

Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 38% of consolidated net sales in 2010.  No other customers accounted for more than 10% of sales.  During 2010, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 75% of our consolidated net sales.  The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.

We operate in and sell products to customers outside the U.S. and are subject to several related risks.

Because we obtain a majority of our raw materials from overseas suppliers, actively participate in overseas manufacturing operations and sell to a large number of international customers, we face risks associated with the following:

•	adverse foreign currency fluctuations;

•	changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations;

•	the imposition of trade restrictions or prohibitions;

•	a U.S. Federal Tax code that discourages the repatriation of funds to the U.S.;

•	the imposition of import or other duties or taxes; and

·	unstable governments or legal systems in countries in which our suppliers, manufacturing operations, and customers are located.

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

The majority of our products go into bearings used in the automotive industry and other critical industrial manufacturing applications.  A failure of our components could lead to a product recall.  If a recall were to happen as a result of our components failing, we could bear a substantial part of the cost of correction.  In addition to the cost of fixing the parts affected by the component, a recall could result in the loss of a portion of or all of the customers’ business.  To partially mitigate these risks, we carry limited product recall insurance and have invested heavily in the TS16949 quality program.

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

Acquiring businesses that complement or expand our operations has been and continues to be an important element of our business strategy.  This strategy calls for growth through acquisitions constituting a portion of our future growth objectives, with the remainder resulting from organic growth and increased market penetration.  We cannot assure you that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future.  In addition, we may borrow funds to acquire other businesses, increasing our interest expense and debt levels.  Our inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on our business, financial position, results of operations and cash flows.  Our borrowing agreements limit our ability to complete acquisitions without prior approval of our lenders.

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

The global markets for precision bearing components, precision metal components and plastic and rubber components are highly competitive, with a majority of production represented by the captive production operations of large manufacturers and the balance represented by independent manufacturers.  Captive manufacturers make components for internal use and for sale to third parties.  All of the captive manufacturers, and many independent manufacturers, are significantly larger and have greater resources than do we. Our competitors are continuously exploring and implementing improvements in technology and manufacturing processes in order to improve product quality, and our ability to remain competitive will depend, among other things, on whether we are able to keep pace with such quality improvements in a cost effective manner.

Our production capacity has been expanded geographically in recent years to operate in the same markets as our customers.

We have expanded our metal bearing components production facilities and capacity over the last several years.  Historically, metal bearing component production facilities have not always operated at full capacity. We have recently undertaken steps to address a portion of the capacity risk including closing or ceasing operations at certain plants and downsizing employment levels at others.  As such, the risk affecting us is that our customers may exit the geographic markets in which our production capacity is located and/or develop vendors in lower cost countries in which we do not have production capacity.

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

The manufacturing plants for each of the company's segments are listed below.  In addition, the company leases a portion of a small office building in Johnson City, Tennessee which serves as our corporate offices.

Metal Bearing Components Segment

Manufacturing Operation	Country	Sq. Feet	Owned or Leased
Erwin Plant	U.S.A.	125,000	Owned
Mountain City Plant	U.S.A.	86,000	Owned
Kilkenny Plant (non-operating)	Ireland	125,000	Owned
Eltmann Plant (see comment below)	Germany	175,000	Leased
Pinerolo Plant	Italy	330,000	Owned
Kysucke Plant	Slovakia	135,000	Owned
Veenendaal Plant	The Netherlands	159,000	Owned
Kunshan Plant	China	110,000	Leased

On January 20, 2011, the Eltmann Plant filed for bankruptcy and is now under the effective control of the German bankruptcy court.  The Eltmann Plant was leased from the Schaeffler Group which is also a customer.  The Kunshan Plant lease is accounted for as a capital lease and we have an option to purchase the facility at various points in the future.  Production at the Kilkenny Plant ceased on February 6, 2009 and was moved to other European Metal Bearing Components operations.  The Kilkenny property is being made ready for sale with any expected sale to occur later than a year from the date of this report.   As such, the property is still considered to be held and used for which the carrying value at December 31, 2010 approximates its fair value.

Plastic and Rubber Components Segment

Manufacturing Operation	Country	Sq. Feet	Owned or Leased
Danielson Plant	U.S.A.	50,000	Owned
Lubbock Plant	U.S.A.	228,000	Owned

Precision Metal Components Segment

Manufacturing Operation	Country	Sq. Feet	Owned or Leased
Wellington Plant 1	U.S.A.	86,000	Leased
Wellington Plant 2	U.S.A.	132,000	Leased

The Wellington Plants are leased from a company controlled by the former owner of Whirlaway Corporation, who is currently an officer of NN (see Note 20 of the Notes to Consolidated Financial Statements).  As of August 31, 2010, we ceased operations at the Tempe Plant with certain production being moved to the Wellington Plants.

For more information, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 3.          Legal Proceedings

During 2006, we received correspondence from the Environmental Protection Agency (“EPA”) requesting information regarding a former waste recycling vendor ("AER") used by our former Walterboro, South Carolina facility.  AER, located in Augusta, Georgia, ceased operations in 2000 and EPA began investigating its facility.  As a result of AER’s operations, soil and groundwater became contaminated.  EPA initially contacted fifty-four other companies (“Potentially Responsible Parties” or PRPs”) who also sent waste to AER.  Most of these PRPs, including us, have entered into a consent order with EPA to investigate and remediate the site proactively.  To date, the PRP Group has submitted a Remedial Investigation, which has been accepted by EPA.  In addition, a Feasibility Study has been tentatively approved by EPA.  The costs associated with the chosen remediation are estimated to be approximately $10 million of which our allocated share is approximately $0.1 million which has been fully accrued for as of December 31, 2010.  While there can be no assurances, we believe that the $0.1 million is the maximum amount for which we will be liable under the tentatively accepted remediation plan.

On January 20, 2011, the legal entity representing the Eltmann Plant, Kugelfertigung Etmann GmbH, filed for bankruptcy under German law.  The operation is under the temporary supervision of a court-appointed trustee.  After a period of evaluation, the trustee will hold a preliminary hearing to determine whether Eltmann should be liquidated.  Under advice of legal counsel, we believe that NN will relinquish all assets and liabilities of the company.  However, until such court proceedings are finalized, we will not be able to determine what liabilities and contingent obligations, if any, might remain as the responsibility of NN.  As of December 31, 2010, all Eltmann Plant assets and liabilities remain on the consolidated financial statements of the company.  (See Notes 15 and 21 of the Notes to Consolidated Financial Statements).

All of our other legal proceedings are of an ordinary and routine nature and are incidental to our operations.  Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Part II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since our initial public offering in 1994, the common stock has been traded on The NASDAQ Stock Market LLC (“NASDAQ”) under the trading symbol “NNBR.”  Prior to such time there was no established market for the common stock.  As of March 11, 2011, there were approximately 2,000 holders of the Common Stock and the closing per share stock price as reported by NASDAQ was $14.38.

The following table sets forth the high and low closing sales prices of the common stock, as reported by NASDAQ, and the dividends paid per share on the common stock during each calendar quarter of 2010 and 2009.

	Close Price
	High	Low	Dividend
2010
First Quarter	$5.50	$3.25	$0.00
Second Quarter	7.32	5.00	0.00
Third Quarter	8.88	4.46	0.00
Fourth Quarter	12.52	8.03	0.00

2009
First Quarter	$3.10	$0.83	$0.00
Second Quarter	1.82	1.17	0.00
Third Quarter	4.82	1.30	0.00
Fourth Quarter	5.25	3.82	0.00

The following graph compares the cumulative total shareholder return on our common stock (consisting of stock price performance and reinvested dividends) from December 31, 2005 with the cumulative total return (assuming reinvestment of all dividends) of (i) the Value Line Machinery Index (“Machinery”) and (ii) the Standard & Poor’s 500 Stock Index, for the period December 31, 2005 through December 31, 2010.  The Machinery index is an industry index comprised of 49 companies engaged in manufacturing of machinery and machine parts, a list of which is available from the Company.  The comparison assumes $100 was invested in our common stock and in each of the foregoing indices on December 31, 2005.  We cannot assure you that the performance of the common stock will continue in the future with the same or similar trend depicted on the graph.

Comparison of Five-Year Cumulative Total Return*
NN, Inc., Standard & Poors 500 and Value Line Machinery Index
(Performance Results Through 12/31/10)

NN, Inc.
Standard & Poors 500
Machinery
$300
$250
$200
$150
$100
$50
$0
2005
2006
2007
2008
2009
2010
$100.00
$126.23
$120.40
$113.62
$179.88
$117.63
$93.99
$104.35
$72.36
$23.28
$164.12
$89.33
$40.27
$272.94
$125.68
$100.75

*Cumulative total return assumes reinvestment of dividends.

	Cumulative Return
	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
NN, Inc.	120.40	93.99	23.28	40.27	125.68
Standard & Poors 500	113.62	117.63	72.36	89.33	100.75
Machinery	126.23	179.88	104.35	164.12	272.94

The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and depend upon our profitability, financial condition, capital needs, credit agreement restrictions, future prospects and other factors deemed relevant by the Board of Directors.  During the three month period ended December 31, 2008 and the year ended December 31, 2009, we suspended our historic quarterly dividend in order to enhance our liquidity due to the global recession.  As of the date of this report, no dividend has been reinstated by the Board of Directors of the Company.

See Part III, Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2010 Annual Report on Form 10-K for information required by Item 201 (d) of regulation S-K.

Item 6.    Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Company. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, including notes thereto.

(In Thousands, Except Per Share Data)	Year ended December 31,
	2010	2009	2008	2007	2006
Statement of Income Data:
Net sales	$365,369	$259,383	$424,837	$421,294	$330,325
Cost of products sold (exclusive of depreciation shown separately below)	296,422	235,466	344,685	337,024	257,703
Selling, general and administrative expenses	30,407	27,273	36,068	36,473	30,008
Depreciation and amortization	19,195	22,186	27,981	22,996	17,492
(Gain) loss on disposal of assets	808	493	(4,138)	(71)	(705)
Impairment of goodwill	--	--	30,029	10,016	--
Restructuring and impairment charges (income), excluding goodwill impairment	2,289	4,977	12,036	3,620	(65)
Income (loss) from operations	16,248	(31,012)	(21,824)	11,236	25,892
Interest expense	6,815	6,359	5,203	6,373	3,983
Write-off of unamortized debt issuance cost	130	604	--	--	--
Other income, net	(1,682)	(351)	(850)	(386)	(1,048)
Income (loss) before provision (benefit) for income taxes	10,985	(37,624)	(26,177)	5,249	22,957
Provision (benefit) for income taxes	4,569	(2,290)	(8,535)	6,422	8,522
Net income (loss)	$6,416	$(35,334)	$(17,642)	$(1,173)	$14,435

Basic income (loss) per share:
Net income (loss)	$0.39	$(2.17)	$(1.11)	$(0.07)	$0.84

Diluted income (loss) per share:
Net income (loss)	$0.39	$(2.17)	$(1.11)	$(0.07)	$0.83

Dividends declared	$0.00	$0.00	$0.24	$0.32	$0.32
Weighted average number of shares outstanding - Basic	16,455	16,268	15,895	16,749	17,125
Weighted average number of shares outstanding – Diluted	16,570	16,268	15,895	16,749	17,351

As of December 31,
(In Thousands)	2010	2009	2008	2007	2006
Balance Sheet Data:
Current assets	$ 115,670	$ 98,283	$ 124,621	$ 138,024	$ 125,864
Current liabilities	83,587	68,489	63,355	84,256	74,869
Total assets	248,555	242,652	284,040	350,078	342,701
Long-term debt	67,643	77,558	90,172	100,193	80,711
Stockholders' equity	78,107	76,803	109,759	130,043	133,169

During the year ended December 31, 2010, the results were impacted by certain items including $4.5 million from NN ceasing operations at the Tempe plant, $3.0 million in start up costs from two new multi year sales programs (both in our Precision Metals Components Segment) and $1.1 million in costs related to the elimination of certain senior management positions.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

 For the year ended December 31, 2009, the operating results were significantly impacted by the effects of the global recession and related destocking by our customers as our sales decreased 37%, excluding foreign exchange effects, from the year ended December 31, 2008.  Additionally, we incurred $5.0 million in restructuring and impairment charges related to two plant closures and a reduction in force at another manufacturing location.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

On November 30, 2006, we purchased 100% of the stock of Whirlaway and incorporated its assets and liabilities into our consolidated financial statements.  Included in the December 31, 2006 balance sheet data are acquired current assets of $19,276, total assets of $55,673 and current liabilities of $7,475.  In addition, we incurred third party debt of $24,700 related to the acquisition.

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

Risk Factors

See Item 1A. “Risk Factors” for a discussion of risk factors that could materially impact our actual results.

Overview and Management Focus

    Our strategy and management focus is based upon the following long-term objectives:

•	Growth by taking over the in-house (captive) production of components from our global customers, providing a competitive and attractive outsourcing alternative

•	Organic and acquisitive growth of our precision metal components platform

•	Global expansion of our manufacturing base to better address the global requirements of our customers

Management generally focuses on these trends and relevant market indicators:

•	Global industrial growth and economics

•	Global automotive production rates

•	Costs subject to the global inflationary environment, including, but not limited to:

o	Raw material

o	Wages and benefits, including health care costs

o	Regulatory compliance

o	Energy

•	Raw material availability

•	Trends related to the geographic migration of competitive manufacturing

•	Regulatory environment for United States public companies

•	Currency and exchange rate movements and trends

•	Interest rate levels and expectations

Management generally focuses on the following key indicators of operating performance:

•	Sales growth

•	Cost of products sold levels

•	Selling, general and administrative expense levels

•	Net income (loss)

•	Cash flow from operations and capital spending

•	Customer service reliability

•	External and internal quality indicators

•	Employee development

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

Accounts Receivable.  Accounts receivable are recorded upon recognition of a sale of goods and ownership and risk of loss is assumed by the customer.  Substantially all of our accounts receivables are due primarily from the core served markets: bearing manufacturers, automotive industry, electronics, industrial, and aerospace.  In establishing allowances for doubtful accounts, we perform credit evaluations of our customers, considering numerous inputs when available including the customers’ financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects.  Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible.  We believe that adequate allowances for doubtful accounts have been provided in the Consolidated Financial Statements, however, it is possible that we could experience additional unexpected credit losses.

Inventories.  Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventory valuations are developed using normalized production capacities for each of our manufacturing locations.  Abnormal variances from excess capacity or under utilization of fixed production overheads are expensed in the period incurred.  Our inventories are not generally subject to obsolescence due to spoilage or expiring product life cycles.  We assess inventory obsolescence routinely and record a reserve when inventory items are deemed non recoverable in future periods.  We operate generally as a make-to-order business; however, the Company also stocks products for certain customers in order to meet delivery schedules.  While management believes that adequate write-downs for inventory obsolescence have been made in the Consolidated Financial Statements, we could experience additional inventory write-downs in the future.

Goodwill and Acquired Intangibles.  For new acquisitions, we use estimates, assumptions and appraisals to allocate the purchase price to the assets acquired and to determine the amount of goodwill.  These estimates are based on market analyses and comparisons to similar assets.  Annual tests are required to be performed to assess whether recorded goodwill is impaired.  The annual tests require management to make estimates and assumptions with regard to the future operations of its reporting units, and the expected cash flows that they will generate.  These estimates and assumptions could impact the recorded value of assets acquired in a business combination, including goodwill, and whether or not there is any subsequent impairment of the recorded goodwill and the amount of such impairment.

Goodwill is tested for impairment on an annual basis as of October 1 and between annual tests if a triggering event occurs.  The impairment test is performed at the reporting unit level for the one unit that still has goodwill.  U.S. Generally Accepted Accounting Principles (“GAAP”) prescribes a two-step process for testing for goodwill impairments.  The first step is to determine if the carrying value of the reporting unit with goodwill is less than the related fair value of the reporting unit.  The fair value of the reporting unit is determined through use of discounted cash flow methods and market based multiples of earning and sales methods obtained from a grouping of comparable publicly trading companies.  We believe this methodology of valuation is consistent with how market participants would value reporting units.  The discount rate and market based multiples used are specifically developed for the units tested regarding the level of risk and end markets served.  Even though we do use other observable inputs (Level 2 inputs under the US GAAP hierarchy), the calculation of fair value for goodwill would be most consistent with Level 3 under the US GAAP hierarchy.

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

We base our fair value estimates, in large part, on management business plans and projected financial information which are subject to a high degree of management judgment and complexity.  Actual results may differ from these projections and the differences may be material. As of December 31, 2010, the only location where we have a recorded balance of goodwill is at the Pinerolo Plant of the Metal Bearing Components Segment.  There was no impairment to the goodwill balance as the fair value of this reporting unit was estimated as $42.7 million, which exceeded the carrying value of the reporting unit by approximately $13.8 million.

Income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Financial statements for the years ended December 31, 2010 and 2009, reflect full valuation allowances against the deferred tax assets at most of the jurisdictions in which we operate.  During 2010 and 2009, we recognized tax costs and benefits at only two jurisdictions, the Pinerolo Plant and the Veenendaal Plant.  (See Note 13 of the Notes to Consolidated Financial Statements).

Impairment of Long-Lived Assets.  Our long-lived assets include property, plant and equipment and an intangible asset not subject to amortization.  The recoverability of the long-term assets is dependent on the performance of the companies which we have acquired or built, as well as the performance of the markets in which these companies operate.  In assessing potential impairment for these assets, we will consider these factors as well as forecasted financial performance based, in large part, on management business plans and projected financial information which are subject to a high degree of management judgment and complexity.    Future adverse changes in market conditions or adverse operating results of the underlying assets could result in having to record additional impairment charges not previously recognized.  (See Notes 6 and 11 of the Notes to Consolidated Financial Statements).

Pension Obligations.  We use several assumptions in determining our periodic pension and post-retirement expense and obligations which are included in the Consolidated Financial Statements.  These assumptions include determining an appropriate discount rate, rate of benefit increase as well as the remaining service period of active employees.  (See Note 8 of the Notes to Consolidated Financial Statements).

Results of Operations

The following table sets forth for the periods indicated selected financial data and the percentage of our net sales represented by each income statement line item presented.

As a Percentage of Net Sales Year ended December 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of product sold (exclusive of depreciation shown separately below)	81.1	90.8	81.1
Selling, general and administrative expenses	8.3	10.5	8.5
Depreciation and amortization	5.3	8.6	6.6
(Gain) loss on disposal of assets	0.2	0.2	(1.0)
Impairment of goodwill	--	--	7.1
Restructuring and impairment charges, excluding goodwill impairments	0.6	1.9	2.8
Income (loss) from operations	4.5	(12.0)	(5.1)
Interest expense	1.9	2.4	1.2
Other (income) expense	(0.5)	0.1	(0.2)
Income (loss) before provision (benefit) for income taxes	3.1	(14.5)	(6.1)
Provision (benefit) for income taxes	1.3	(0.9)	(2.0)
Net income (loss)	1.8%	(13.6%)	(4.1%)

Sales Concentration

Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 38% of consolidated net sales in 2010.  During 2010, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 75% of our consolidated net sales.  None of our other customers individually accounted for more than 10% of our consolidated net sales for 2010.  The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and have a corresponding negative impact on our operating profit margin due to operation leverage these customers provide.  This could lead to sales volumes not being high enough to cover our current cost structure or to provide adequate operating cash flows or cause us to incur additional restructuring and/or impairment costs.  Due to a limit on the amount of excess bearing component production capacity in the markets we serve, we believe it would be difficult for any of our top ten customers to change suppliers in the short term.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009.

Economic Impacts on the Twelve Month Period ended December 31, 2010

During the year ended December 31, 2010, sales showed significant improvement from the dramatic reductions witnessed during the year ended December 31, 2009 due to the worldwide recession.  Sales increased 45% during the year ended December 31, 2010 from year ended December 31, 2009, excluding the effects of foreign currency exchange rates.

We believe the increase in sales that occurred during 2010 was due both to customers adopting more normalized ordering patterns and increased demand in the end markets we serve.  We believe that during 2009 demand for our products had decreased more than actual demand in the end markets we serve.  We referred to this as the “de-stocking effect” and believed it was due to reduction in overall inventory levels throughout the supply chains we serve.  We are uncertain to what extent the change of overall stock levels within the supply chains had on 2010 sales demand from our customers.

The 45% increase in sales volume was the main driver of the improvement in net income during the year ended December 31, 2010.  Despite the increase in sales volume during 2010, we continued to aggressively manage employment levels, production levels, and discretionary spending in order to maximize the return on each dollar of sales added.  In addition, we have reduced fixed cost through announced plant closures and targeted reductions in permanent positions in order to facilitate a leaner organization and to insure as global revenues improve we will be able to leverage that improvement into increased earnings.

Unusual or Non-Recurring Costs Impacting the Twelve Month Period ended December 31, 2010

Ceasing Operations and Severance Costs

In relation to addressing our global cost structure, we have incurred various charges during 2010 from NN ceasing operations at our Tempe Plant and the elimination of various senior level positions.  The impact of NN ceasing operations of the Tempe Plant totaled $4.5 million in costs and charges during 2010.  This was composed of $2.0 million in cash restructuring costs and $2.5 million in charges related to reducing the book values of certain equipment and inventory that was abandoned as part of ceasing operations and from the loss on sale of other assets.  In addition to the Tempe Plant, we incurred $1.1 million in charges related to eliminating certain senior level positions within our Company to streamline the organization.  Finally, we incurred $0.3 million in impairment charges on certain production machinery at our Eltmann Plant which filed for bankruptcy on January 20, 2011.  The total impact on the 2010 net income of all of the above was $6.0 million pre-tax and $5.8 million after-tax.

New Program Start-up Costs

Within our Precision Metal Components Segment, we are starting-up two major multi-year sales programs concurrently.  We have encountered significant ramp-up costs in making the new parts to the customer’s specification and demand level.  In particular there has been a sigificant manufacturability issue with a single part that represents a large portion of the new business of these two programs.  This manufacturability issue has caused us to incur significant costs beyond normal start-up costs during the last six months of 2010.  In 2010, we incurred $3.0 million in operational inefficiencies and additional costs related to ramping up production for these sales programs.

OVERALL RESULTS
	Consolidated NN, Inc.
(In Thousands of Dollars)	2010	2009	Change
Net sales	$365,369	$259,383	$105,986
Foreign exchange effects				(10,718)
Volume				115,975
Price				550
Mix				(927)
Material inflation pass-through				1,106

Cost of products sold (exclusive of depreciation shown separately below)	296,422	235,466	60,956
Foreign exchange effects				(8,125)
Volume				73,390
Cost reduction				(9,209)
Mix				(774)
Inflation				1,991
New sales program start-up costs and plant closure related costs				3,683

Selling, general and administrative	30,407	27,273	3,134
Foreign exchange effects				(724)
Severance costs				1,247
Share based compensation expense				1,101
Increase in spending				1,510

Depreciation and amortization	19,195	22,186	(2,991)
Foreign exchange effects				(490)
Accelerated depreciation due to plant closure				1,000
Elimination of depreciation expense on fully depreciated assets				(3,501)

Restructuring and impairment charges	2,289	4,977	(2,688)
Interest expense	6,815	6,359	456
Loss on disposal of assets	808	493	315
Write-off of unamortized debt issue cost	130	604	(474)
Other income, net	(1,682)	(351)	(1,331)
Income (loss) before provision (benefit) for income taxes	10,985	(37,624)	48,609
Provision (benefit) for income taxes	4,569	(2,290)	6,859
Net income (loss)	$6,416	$(35,334)	$41,750

Net Sales.  Net sales increased during 2010 from 2009 primarily due to higher customer demand for our products.  As discussed previously, we believe the higher sales volume in 2010 was due to both sales growth in the customer end markets we serve and due to a shift in focus of supply chain participants from reducing inventory levels to adopting ordering patterns based on true market demand.  The negative mix effect was related mainly to timing of the recovery as lower price automotive components rebounded more quickly during 2010 than higher priced industrial components.  The increase in sales price was due to targeted price increases to certain customers and the increase in sales from material pass-through was to adjust selling prices for the increase in raw material costs experienced during 2010.

Cost of Products Sold (exclusive of depreciation and amortization).  The majority of the increase was due to the same sales volume increases discussed above.  Excluding volume effects, cost of products sold decreased due mainly to the reduction in the value of Euro denominated costs relative to the U.S. Dollar and to planned cost saving projects partially offset by increased inflation.  Additionally, cost of products sold increased $3.0 million due to production inefficiencies and additional incurred costs from starting up production on new major multi-year sales programs at our Wellington Plants and from $0.6 million in one-time costs related to the Tempe Plant closure for the revalue of inventory that ceased to be used and the transfer of certain production to our Wellington Plants.

We continue to aggressively manage our production costs.  We were able to effectively leverage fixed manufacturing costs, particularly fixed labor cost in Europe, during 2010 with the 45% increase in sales from 2009 (excluding foreign currency effects).

During 2010, our cost of products sold as a percentage of sales was approximately 81%, which is slightly higher than our historical range.  This lower profitability was due to operational inefficiencies related to the new sales program start-ups mentioned above.  In general, as sales increase, we are better able to leverage our existing fixed cost base, thereby reducing cost of products sold as a percentage of sales.

Selling, General and Administrative Expenses.  A large portion of the increase in selling, general and administrative expenses was from share-based compensation expense recognized during the first quarter of 2010 due to the immediate vesting of shares granted to certain key employees and non-executive directors.  Additionally, the increase in selling, general and administrative expenses during 2010 was from increased salaries and wages expense particularly due to eliminating the 10% to 20% reduction in salaries put in place in 2009 and reinstating the incentive compensation plans for 2010.  Finally, during 2010, we incurred $1.2 million in severance cost related to permanent administrative cost savings.

Depreciation and Amortization.   Depreciation and amortization expense decreased as certain assets depreciated for a full year during 2009 became fully depreciated during the second quarter of 2010.  Additionally, depreciation expense was lower in 2010 due to the reduction in value of Euro denominated depreciation expense.  These reductions were partially offset by accelerated depreciation of $1.0 million on certain fixed assets at our Tempe Plant due to ceasing operations at that facility. (See Notes 2 and 6 of the Notes to Consolidated Financial Statements).

Interest expense.  Interest expense was higher due to increases in the interest rate spread charged on our LIBOR credit facility and our senior notes.  The interest rate was increased upon amending our credit facilities on March 13, 2009 and on March 5, 2010.  In addition, we amortized $0.3 million more of capitalized loan costs into interest expense due to the amendment of the loan facilities.

Restructuring and impairment charges. During the year ended December 31, 2010, we incurred $2.0 million in restructuring charges related to ceasing operations at our Tempe Plant and $0.3 million in impairment charges related to the production equipment at our Eltmann Plant. During the year ended December 31, 2009, we incurred $1.1 of restructuring and impairment costs related to the closures of the Kilkenny Plant and the Hamilton Plant and $3.8 million in restructuring charges related to the reduction in labor force at our Veenendaal Plant.  (See Note 2 of the Notes to Consolidated Financial Statements).

Other income, net.  The majority of the other income, net recognized during the year ended December 31, 2010, related to foreign exchange gains at our foreign subsidiaries from U.S. Dollar denominated inter-company loans that were put in place with the amended credit facilities in 2009.  During 2010, the Dollar appreciated approximately 7% against the Euro which lead to the generation of these gains.

Provision for income taxes.   For the full year 2010 and 2009, the difference between the effective tax rates of 41.6% and 6%, respectively, was mainly due to valuation allowances placed on U.S. deferred tax benefits during the second quarter of 2009 that are still being applied to U.S. taxable losses and expense during 2010.  In 2010, the main driver is not recognizing tax benefits on the losses in the Precision Metal Components Segment stemming from ceasing operations at the Tempe Plant and the new sales program startups.  (See Note 13 of the Notes to Consolidated Financial Statements).

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2010	2009	Change

Net sales	$271,339	$183,605	$87,734
Foreign exchange effects				(10,718)
Volume				97,465
Price				500
Mix				(927)
Material inflation pass-through				1,414

Segment net income (loss)	$24,910	$(16,108)	$41,018

All three geographic regions of this segment experienced robust sales growth from 2009 levels.  As discussed previously, these volume increases were related to both increased end market demand and our customers adopting more normalized ordering patterns.  The unfavorable mix resulted as automotive end markets with generally lower sales prices rebounded more quickly than the industrial end markets with generally higher sales prices.

The segment net income was impacted primarily by the large increase in sales volume and the related production efficiencies and leveraging of fixed production costs.  The impact of fixed costs and related leveraging of production capacity was significant in this segment as a large portion of our installed capacity is in Western Europe, where labor cost is not easily reduced when production volumes decrease.  Additionally, the segment results were favorably impacted by reductions in production costs from planned cost reduction projects.  Finally, 2010 depreciation costs were much lower than 2009 depreciation costs within the segment as certain assets depreciated for a full year during 2009 became fully depreciated during the second quarter of 2010.

The positive variance in segment net income for 2010 compared to 2009 was favorably impacted by certain items totaling $4.9 million.  The 2010 segment net income was favorably impacted by $1.2 million, after tax, in foreign exchange gains on certain inter-company U.S. Dollar denominated transactions (as discussed above).   In addition, the segment net loss for 2009 was increased by $0.8 million due to restructuring charges related to the closure of the Kilkenny Plant taken in 2009 and by $2.9 million of after tax restructuring charges related to the reduction in force at our Veenendaal Plant incurred in 2009.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2010	2009	Change

Net sales	$54,913	$45,003	$9,910
Volume				$9,910

Segment net loss	$(8,922)	$(4,391)	$(4,531)

The majority of the increase in sales at this segment was due to higher U.S. automotive and industrial demand in 2010 versus 2009. Additionally, 2010 sales increased from the startup of a new multi-year sales program.

Despite a 22% increase in sales from 2009, the 2010 segment net loss increased by $4.5 million from 2009.  The favorable impact to 2010 segment net loss from the increased sales volume was approximately $4.0 million.  However, the 2010 segment net loss was affected by $4.5 million in charges related to ceasing operations at the Tempe Plant.  This includes $2.0 million of severance and other associated closure costs, $1.6 million in charges related to reducing the book values of certain equipment and inventory that ceased to be used, $0.2 million in cost due to the start-up of production of former Tempe Plant products at the Wellington Plant, and $0.7 million from the loss on sale of certain assets that ceased to be used.   Additionally, the segment incurred approximately $3.0 million in operational inefficiencies and additional costs related to ramping up production for the new multi-year sales programs discussed above.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2010	2009	Change

Net sales	$39,117	$30,775	$8,342
Volume				8,600
Price/Mix				(258)

Segment net income (loss)	$2,504	$(2,091)	$4,595

The volume increase for this segment was related to increased U.S. automotive end market demand.

The increase in segment net income for 2010 resulted from the 27% increase in sales and the related operational efficiencies from higher levels of production.  Due to effectively managing production costs and resources at the segment, 54% of each dollar of additional sales favorably impacted the segment net income.  The volume benefits were partially offset by $0.3 million in severance costs related to permanent administrative salary costs reduction.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008.

Economic Impacts on the three and twelve month periods ended December 31, 2009

For the year ended December 31, 2009, our sales decreased approximately 37% due to the effects of the 2008/2009 global recession and related reductions in inventory balances throughout the automotive and industrial supply chains we serve.  During the second half of 2009, we experienced somewhat of a rebound with an approximately 21% increase in sales from the first half of 2009 due primarily to increased order levels by our customers.  In particular, the fourth quarter of 2009 sales levels were 31% higher, excluding foreign exchange effects, than the second quarter of 2009 sales levels, which were the low sales point of 2009.  During the first half of 2009, sales were down approximately 50% from the corresponding prior year period.

We believe the increase in sales that occurred during the second half of 2009, compared to the level during the first half of 2009 discussed above, was due both to customers adopting more normalized ordering patterns and increased demand in the end markets we serve.  It is unclear what portion of the increase was due to ordering patterns versus demand.  We believe that during 2009, demand for our products decreased more than actual demand in the end markets we serve.  We referred to this as the “de-stocking effect” and believed it was due to reduction in the overall inventory levels throughout the supply chain.  In most cases, we are several tiers down the supply chain from the ultimate consumer.  Thus, we were affected by our customers’ and their customers’ order patterns.  We believe during 2009 that those companies higher in the supply chain reduced production and order levels to control their inventory balances.

The reduction in sales volume was the main cause of the net loss of $35.3 million for the year ended December 31, 2009.  In response to the sales decrease, we focused aggressively on reducing costs and expenses.  However, a significant portion of our cost structure cannot be reduced in the short term.  In particular, at our manufacturing locations in Western Europe, it is very difficult to reduce employment levels in line with reductions in sales and production volumes.  In these locations, we limited production costs by scheduling the production facilities on rolling shutdowns and by temporarily allowing workers to not report to work under existing government programs.   In addition to the reduction in sales volume, the net loss for the year ended December 31, 2009 was further impacted by a $7.1 million valuation allowance placed on, and effectively eliminating, all U.S. based deferred tax assets and related current year tax benefits from incurred losses.  Finally, the year ended December 31, 2009 was negatively impacted by the restructuring charges totaling $5.0 million ($4.0 million after tax) related to two plant closures and reduction in labor force at another manufacturing location as part of our response to the global recession to reduce fixed costs.

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

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2009	2008	Change
Net sales	$259,383	$424,837	$(165,454)
Foreign exchange effects				(8,297)
Volume				(155,759)
Price				112
Mix				(179)
Material inflation pass-through				(1,331)

Cost of products sold (exclusive of depreciation shown separately below)	235,466	344,685	(109,219)
Foreign exchange effects				(7,037)
Volume				(96,608)
Cost reduction				(9,224)
Mix				470
Inflation				3,180

Selling, general and administrative	27,273	36,068	(8,795)
Foreign exchange effects				(835)
Reductions in spending				(7,960)

Depreciation and amortization	22,186	27,981	(5,795)
Foreign exchange effects				(423)
Reduction in expense				(5,372)

Restructuring and impairment charges	4,977	42,065	(37,088)
Interest expense	6,359	5,203	1,156
(Gain) loss on disposal of assets	493	(4,138)	4,631
Write-off of unamortized debt issue cost	604	--	604
Other income, net	(351)	(850)	499
Loss before benefit for income taxes	(37,624)	(26,177)	(11,447)
Benefit for income taxes	(2,290)	(8,535)	6,245
Net loss	$(35,334)	$(17,642)	$(17,692)

Net Sales.  The volume losses were due to reductions in end market demand in the markets we serve and due to a reduction in overall inventory within the supply chain as discussed above.  In addition, sales were lower as the value of the Euro relative to the U.S. Dollar has decreased approximately 6% from 2008.  Changes related to price/mix were all normal in nature although such changes had less of an impact given the depressed sales levels.  The impact on sales from material pass through was negative as material prices have decreased since 2008 and these reductions are being passed to our customers.

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

Provision for income taxes. For the year ended December 31, 2009, the difference between the 2008 effective tax rate of 33% and our 2009 effective tax rate of 6% was mainly due to not recognizing the tax benefits incurred during 2009 at our U.S. locations and three of our foreign locations.  We have placed valuation allowances on these deferred tax benefits as the recoverability of these tax benefits in the near future is not certain.  (See Note 13 of the Notes to Consolidated Financial Statements).

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

 Changes in Financial Condition from December 31, 2009 to December 31, 2010

From December 31, 2009 to December 31, 2010, our total assets increased $5.9 million and our current assets increased $17.4 million.  The depreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total assets and current assets to decrease approximately $9.3 million and $3.1 million, respectively, from December 31, 2009.

Excluding the foreign exchange effects, accounts receivable was higher by $15.4 million due to the 30% increase in sales volume in December and November of 2010 from sales levels in December and November of 2009.  Additionally, the days sales outstanding increased 1 day as of December 31, 2010 from 60.4 days to 61.5 days due to timing of certain customer receipts.  Net overdue receivables remained unchanged at approximately 12% of total accounts receivable at December 31, 2009 and at December 31, 2010.

Excluding the foreign exchange effects, inventories increased by $9.5 million from December 31, 2009, primarily from increased raw material inventory, increased work in process inventory and increased finished goods inventory due to higher production volumes in 2010.  Inventory levels increased 30% from December 31, 2009 while sales demand was up 45% from 2009.  Factoring out foreign exchange effects, property, plant and equipment decreased $5.7 million as year to date capital spending was lower than depreciation and machinery with a net book value of $2.2 million was sold as part of ceasing operations at the Tempe Plant.

From December 31, 2009 to December 31, 2010, our total liabilities increased $4.6 million.  The depreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total liabilities to decrease approximately $3.9 million from December 31, 2009.  Excluding the foreign exchange effects, accounts payable increased $19.2 million due to higher production and purchasing levels in response to increased demand in 2010 and due to timing of payments to certain vendors at year end.  Additionally, taxes payable increased $2.3 million due to generating taxable income during 2010 at the two European units for which we are recognizing tax benefits and expenses.  Partially offsetting both of these increases was the $13.6 million reduction in long and short term debt.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $32.1 million at December 31, 2010 as compared to $29.8 million at December 31, 2009.  The ratio of current assets to current liabilities decreased from 1.44:1 at December 31, 2009 to 1.38:1 at December 31, 2010.  The decrease in working capital was due primarily to movements in accounts receivable, inventory, and accounts payable discussed above.

Cash flow provided by operations was $27.9 million for 2010 compared with cash flow provided by operations of $14.8 million for the same period in 2009.  The favorable variance in cash flow provided by operations was principally due to the favorable improvement in net income in 2010.  Partially offsetting this impact was the unfavorable effect from increasing net working capital in 2010 versus decreasing net working capital in 2009.  The working capital increases, as discussed above, were due to increased sales and production volumes experienced during 2010.

Liquidity and Capital Resources

On December 21, 2010, we entered into an amended and restated revolving credit facility expiring December 21, 2014 with Key Bank as administrative agent with an initial size of $75 million.  The amended agreement was entered into to adjust our financial and non-financial covenants to more normalized measures and to provide greater ability to fund our capital investment plans.  The interest rate was amended to LIBOR plus a margin of 1.5 to 3.5% (depending on the level of the ratio of debt to EBITDA) from LIBOR plus a margin of 4.75%.  The facility may be expanded upon our request with approval of the lenders by up to $60 million, under the same terms and conditions.  On March 9, 2011, we exercised an option to increase the size of the facility from $75 million to $100 million to allow additional flexibility and to fund potential growth projects.   The loan agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt.  The facility has a $10 million swing line feature to meet short term cash flow needs.  Any borrowings under this swing line are considered short term.   Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility.  As of December 31, 2010 and 2009, $2.0 million and $2.1 million, respectively, of net capitalized loan origination costs were on the balance sheet within other non-current assets.

On December 21, 2010, our senior note agreement with Prudential Capital was also amended.  The amended agreement was entered into to adjust our financial and non-financial covenants to more normalized measures.  There were no changes to the terms or availability of credit and the interest rate was reduced from 8.50% to 6.70%.  The agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt.  Interest is paid semi-annually and the note matures on April 26, 2014.  As of December 31, 2010, $22.9 million remained outstanding.  Annual principal payments of approximately $5.7 million began on April 26, 2008 and extend through the date of maturity.  We incurred costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes.  The unamortized balance at December 31, 2010 and 2009 was $0.4 million and $0.4 million, respectively

Amounts outstanding under our $75.0 million credit facility and our $40.0 million senior notes as of December 31, 2010 were $50.5 million, with nothing outstanding under our swing line of credit, and $22.9 million, respectively.  As of December 31, 2010, we could borrow up to an additional $23.8 million under the $75.0 million credit facility, including $10.0 million under our swing line of credit, subject to limitations based on existing financial covenants.  However, based on current forecasts we do not expect any limitations of the access to this available credit.  The $23.8 million is net of $0.7 million of outstanding letters of credit at December 31, 2010 which are considered as usage of the facility.  See Note 7 of the Notes to Consolidated Financial Statements.  We were in compliance with all covenants related to the amended and restated $75.0 million credit facility and the amended and restated $40.0 million senior notes as of December 31, 2010.  The specific covenants to which we are subject and our actual results compared to those covenants are disclosed in Note 7 of the Notes to Consolidated Financial Statements.

Our arrangements with our domestic customers typically provide that payments are due within 30 to 60 days following the date of our shipment of goods, while arrangements with foreign customers of our domestic business (other than foreign customers that have entered into an inventory management program with us) generally provide that payments are due within 60 to 120 days following the date of shipment.  Under the Metal Bearing Components Segment’s inventory management program with certain European customers, payments typically are due within 30 days after the customer uses the product.  Our arrangements with European customers regarding due dates vary from 30 to 90 days following date of sale with an average of approximately 55 days outstanding.  Our sales and receivables can be influenced by seasonality due to our relative percentage of European business coupled with many foreign customers slowing production during the month of August.  For information concerning our quarterly results of operations for the years ended December 31, 2010 and 2009, see Note 16 of the Notes to Consolidated Financial Statements.

We invoice and receive payment from many of our customers in Euro as well as other currencies.  Additionally, we are party to various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. Dollar.  In 2010, the fluctuation of the Euro against the U.S. Dollar negatively impacted sales and net income.  As a result of these sales, loans, payables and receivables, our foreign exchange transaction and translation risk has increased.  Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs.  As of December 31, 2010, no currency hedges were in place.  In addition, a strengthening of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

Sales to various U.S. and foreign divisions of SKF, which is one of the largest bearing manufacturers in the world, accounted for approximately 38% of consolidated net sales in 2010.  During 2010, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 75% of our consolidated net sales.  None of our other customers individually accounted for more than 10% of our consolidated net sales for 2010.  The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and have a corresponding negative impact on our operating profit margin due to operation leverage these customers provide.  This could lead to sales volumes not being high enough to cover our current cost structure or provide adequate operating cash flows or cause us to incur additional restructuring and impairment cost.  Due to a limit on the amount of excess bearing component capacity, in the markets we serve, we believe it would be difficult for any of our top ten customers to change suppliers in the short term.

During 2010, we spent approximately $15.2 million on capital expenditures.    During 2011, we plan to spend approximately $23.0 million on capital expenditures, the majority of which is related to new or expanded business. While there can be no assurances due to the liquidity issues discussed above, we believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our capital expenditures and working capital needs through December 2011.  We base this assertion on our current availability for borrowing under our $100 million credit facility and our forecasted positive cash flow from operations for 2011.

Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our wholly owned German subsidiary Kugelfertigung Eltmann GbmH (“Eltmann” or “Eltmann Plant”) sustained a significant weakening of its financial condition during the years ended December 31, 2009 and 2010 with net losses incurred of $2.8 million and $0.5 million, respectively, during those years.  As a result, Eltmann became technically insolvent at which point Eltmann was required to file for bankruptcy under German bankruptcy law.  The filing was made in the bankruptcy court in Germany on January 20, 2011.  Since this date, NN has lost the ability to control or manage Eltmann as a result of the bankruptcy court trustee taking over effective control and day to day management of this subsidiary.  After a period of evaluation, the trustee will hold a preliminary hearing to determine whether Eltmann should be liquidated.  The ultimate impact on NN of Eltmann filing for bankruptcy will depend on the findings of the bankruptcy court.  However, under advice of legal counsel, we believe NN will relinquish all assets and liabilities of Eltmann which have a carrying value of approximately $8.5 million and $8.5 million, respectively, at January 20, 2011.   However, until such court proceedings are finalized, we will not be able to determine what liabilities and contingent obligations, if any, might remain as the responsibility of NN.  As of December 31, 2010, all Eltmann Plant assets and liabilities remain on the consolidated financial statements of the Company. We do not anticipate any significant disruption of normal product flow to our customers being served by Eltmann prior to the bankruptcy filing and have the installed capacity within our remaining plants to meet this demand.  As a result of loss of control of this subsidiary, concurrent with the bankruptcy filing during the first quarter of 2011, NN will deconsolidate the assets and liabilities of Eltmann from our Consolidated Financial Statements effective January 20, 2011.

The table below sets forth our contractual obligations and commercial commitments as of December 31, 2010 (in thousands):

	Payments Due by Period
Certain Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt including current portion	$73,357	$5,714	$11,428	$56,215	$--
Expected interest payments	11,785	3,071	4,993	3,721	--
Operating leases	16,306	2,848	4,170	3,613	5,675
Capital leases	4,057	275	550	550	2,682
Total contractual cash obligations	$105,505	$11,908	$21,141	$64,099	$8,357

We have approximately $1.7 million in unrecognized tax benefits and related penalties and interest accrued within the liabilities section of our balance sheet.  We are unsure when or if at all these amounts might be paid to U.S. and/or foreign taxing authorities.  Accordingly, these amounts have been excluded from the table above.  See Note 13 of the Notes to Consolidated Financial Statements for additional details.

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

Seasonality and Fluctuation in Quarterly Results

Our net sales historically have been seasonal in nature, due to a significant portion of our sales being to European customers that significantly slow production during the month of August.  For information concerning our quarterly results of operations for the years ended December 31, 2010 and 2009, see Note 16 of the Notes to Consolidated Financial Statements.

Inflation and Changes in Prices

The cost base of our operations has been materially affected by steel inflation during recent years, but due to the ability to pass on this steel inflation to our customers the overall financial impact has been minimized.  The prices for steel, engineered resins and other raw materials which we purchase are subject to material change.  Our typical pricing arrangements with steel suppliers are subject to adjustment every three to six months in the U.S. and annually in Europe for base prices but quarterly for surcharge adjustments.  In the past, we have been able to minimize the impact on our operations resulting from the steel price fluctuations by adjusting selling prices to our customers periodically in the event of changes in our raw material costs.

Recently Issued Accounting Standards

As of December 31, 2010, there are no new accounting pronouncements that are expected to significantly affect the Company.

Off Balance Sheet Arrangements

We have operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates.  The following is a schedule by year of future minimum lease payments as of December 31, 2010 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year (in thousands).

Year ending December 31,

2011	$2,848
2012	2,127
2013	2,043
2014	1,821
2015	1,793
Thereafter	5,674

Total minimum lease payments	$16,306

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to our outstanding debt balances as well as transacting in various foreign currencies.  To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks.  We are exposed to changes in interest rates primarily as a result of our borrowing activities.  At December 31, 2010, we had $22.9 million of fixed rate senior notes outstanding and $50.5 million outstanding under the variable rate revolving credit facilities.  At December 31, 2010, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.5 million.  The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates.  Our Metal Bearing Component Segment invoices and receives payment in currencies other than the U.S. Dollar including the Euro.  Additionally, we participate in various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. Dollar.  In 2010, the fluctuation of the Euro against the U.S. Dollar negatively impacted revenue and net loss but positively impacted assets and liabilities.  To help reduce exposure to foreign currency fluctuation, we have incurred debt in Euros in the past and have, from time to time, used foreign currency hedges to hedge currency exposures when these exposures meet certain discretionary levels.  We did not use any currency hedges in 2010, nor did we hold a position in any foreign currency hedging instruments as of December 31, 2010.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Financial Statements                                                                                                                                                                                                                                         Page

Report of Independent Registered Public Accounting Firm     ................................................................................................................................................     36

Consolidated Balance Sheets at December 31, 2010 and 2009  ................................................................................................................................................     37

Consolidated Statements of Operations and Comprehensive Loss
for the years ended December 31, 2010, 2009 and 2008            .................................................................................................................................................      38

Consolidated Statements of Changes in Stockholders’ Equity for the
years ended December 31, 2010, 2009 and 2008                         ...............................................................................................................................................       39

Consolidated Statements of Cash Flows for the years ended
December 31, 2010, 2009 and 2008                                                ...............................................................................................................................................       40

Notes to Consolidated Financial Statements                              ..............................................................................................................................................        41

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NN, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of NN, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
March 15, 2011

NN, Inc.
Consolidated Balance Sheets
December 31, 2010 and 2009
(In thousands, except per share data)

Assets	2010	2009
Current assets:
Cash and cash equivalents	$5,556	$8,744
Accounts receivable, net	63,331	49,412
Inventories, net	41,882	33,275
Income tax receivable	530	3,196
Other current assets	4,371	3,656
Total current assets	115,670	98,283

Property, plant and equipment, net	118,488	129,715
Goodwill	8,396	9,278
Intangible assets, net	900	1,506
Non-current deferred tax assets	238	260
Other non-current assets	4,863	3,610
Total assets	$248,555	$242,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,549	$38,048
Accrued salaries, wages and benefits	13,548	14,469
Income taxes payable	2,560	--
Current maturities of long-term debt	5,714	9,405
Current portion of obligation under capital lease	275	266
Other liabilities	5,941	6,301
Total current liabilities	83,587	68,489

Non-current deferred tax liability	3,954	3,558
Long-term debt, net of current portion	67,643	77,558
Accrued pension	13,438	14,308
Obligation under capital lease, net of current portion	1,826	1,820
Other non-current liabilities	--	116
Total liabilities	170,448	165,849

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Common stock - $0.01 par value, authorized 45,000 shares, issued and outstanding 16,620 in 2010 and 16,268 in 2009.	167	163
Additional paid-in capital	51,863	49,861
Retained earnings	6,675	259
Accumulated other comprehensive income	19,402	26,520
Total stockholders’ equity	78,107	76,803
Total liabilities and stockholders’ equity	$248,555	$242,652

See accompanying notes to consolidated financial statements

NN, Inc.
Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31, 2010, 2009 and 2008
(In thousands, except per share data)

	2010	2009	2008

Net sales	$365,369	$259,383	$424,837
Cost of products sold (exclusive of depreciation shown separately below)	296,422	235,466	344,685
Selling, general and administrative	30,407	27,273	36,068
Depreciation and amortization	19,195	22,186	27,981
(Gain) loss on disposal of assets	808	493	(4,138)
Impairment of goodwill	--	--	30,029
Restructuring and impairment charges, excluding goodwill impairment	2,289	4,977	12,036
Income (loss) from operations	16,248	(31,012)	(21,824)

Interest expense	6,815	6,359	5,203
Write-off of unamortized debt issuance cost	130	604	--
Other income, net	(1,682)	(351)	(850)
Income (loss) before provision (benefit) for income taxes	10,985	(37,624)	(26,177)
Provision (benefit) for income taxes	4,569	(2,290)	(8,535)
Net income (loss)	$6,416	$(35,334)	$(17,642)

Other comprehensive loss:
Actuarial loss recognized in change of projected benefit obligation (net of tax of $0, $0 and $0, respectively)	(392)	(315)	(58)
Foreign currency translation gain (loss)	(6,726)	2,356	(3,232)
Comprehensive loss	$(702)	$(33,293)	$(20,932)

Basic income (loss) per share:
Net income (loss)	$0.39	$(2.17)	$(1.11)
Weighted average shares outstanding	16,455	16,268	15,895

Diluted income (loss) per share:
Net income (loss)	$0.39	$(2.17)	$(1.11)
Weighted average shares outstanding	16,570	16,268	15,895
Cash dividends per common share	$0.00	$0.00	$0.24

See accompanying notes to consolidated financial statements

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2010, 2009 and 2008
(In thousands)

	Common Stock
	Number of Shares	Par Value	Additional paid in capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2007	15,855	$159	$45,032	$57,083	$27,769	$130,043
Shares issued	498	5	3,857	--	--	3,862
Tax benefits on option exercised	--	--	1,197	--	--	1,197
Net loss	--	--	--	(17,642)	--	(17,642)
Restricted stock awards expense	--	--	(196)	--	--	(196)
Stock option expense	--	--	647	--	--	647
Dividends declared	--	--	--	(3,848)	--	(3,848)
Foreign currency translation loss	--	--	--	--	(3,232)	(3,232)
Actuarial loss recognized in change of projected benefit obligation (net of tax $0)	--	--	--	--	(58)	(58)
Repurchase of shares	(85)	(1)	(1,013)	--	--	(1,014)

Balance, December 31, 2008	16,268	$163	$49,524	$35,593	$24,479	$109,759
Net loss	--	--	--	(35,334)	--	(35,334)
Stock option expense	--	--	337	--	--	337
Actuarial loss recognized in change of projected benefit obligation (net of tax $0)	--	--	--	--	(315)	(315)
Foreign currency translation gain	--	--	--	--	2,356	2,356

Balance, December 31, 2009	16,268	$163	$49,861	$259	$26,520	$76,803
Net income	--	--	--	6,416	--	6,416
Stock option expense	--	--	152	--	--	152
Shares issued for options	103	1	752	--	--	753
Actuarial loss recognized in change of projected benefit obligation (net of tax $0)	--	--	--	--	(392)	(392)
Stock compensation expense	249	3	1,098	--	--	1,101
Foreign currency translation loss	--	--	--	--	(6,726)	(6,726)
Balance, December 31, 2010	16,620	$167	$51,863	$6,675	$19,402	$78,107

See accompanying notes to consolidated financial statements

NN, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$6,416	$(35,334)	$(17,642)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,195	22,186	27,981
Amortization of debt issue costs	1,415	1,147	244
(Gain) loss on disposals of property, plant and equipment	808	493	(4,138)
Allowance for doubtful accounts	97	(119)	239
Compensation expense from issuance of restricted stock and incentive stock options	1,253	337	451
Deferred income tax expense (benefit)	418	841	(14,558)
Capitalized interest and non cash interest and other expenses	--	157	176
Non-cash restructuring and impairment charges	308	2,853	41,784
Write-off of unamortized debt issue costs	130	604	--
Changes in operating assets and liabilities:
Accounts receivable	(15,459)	1,481	12,521
Inventories	(10,253)	20,318	(2,095)
Income tax receivable	2,393	(631)	(2,565)
Other current assets	740	1,821	578
Other assets	(1,403)	(355)	(123)
Accounts payable	19,165	(2,128)	(10,875)
Other liabilities	2,637	1,118	(4,467)
Net cash provided by operating activities	27,860	14,789	27,511

Cash flows from investing activities:
Acquisition of property, plant and equipment	(15,249)	(4,255)	(18,498)
Proceeds from disposals of property, plant and equipment	79	521	5,778
Repayment of long-term note receivable	711	--	--
Net cash used by investing activities	(14,459)	(3,734)	(12,720)

Cash flows from financing activities:
Debt issue costs paid	(1,395)	(3,293)	(35)
Repayment of long-term debt	(9,914)	(12,614)	(9,714)
Proceeds (repayment) of short-term debt, net	(3,691)	2,850	(4,034)
Proceeds from issuance of stock and exercise of stock options	753	--	3,862
Cash dividends paid	--	--	(3,848)
Other financing activity	(57)	(51)	(46)
Repurchase of common stock	--	--	(1,014)
Net cash used by financing activities	(14,304)	(13,108)	(14,829)

Effect of exchange rate changes on cash flows	(2,285)	(255)	(1,939)

Net change in cash and cash equivalents	(3,188)	(2,308)	(1,977)
Cash and cash equivalents at beginning of year	8,744	11,052	13,029
Cash and cash equivalents at end of year	$5,556	$8,744	$11,052

Supplemental schedule of non-cash investing and financing activities:
Compensation expense for stock awards, ($1,101 in 2010, $0 in 2009, and $(196) in 2008) and stock option expense ($152 in 2010, $337 in 2009, and $647 in 2008) included in stockholders’ equity	$1,253	$337	$451
Windfall tax benefits on incentive stock options	$--	$--	$1,216
Reduced note payable to customer with offsetting reduction to accounts receivable ($411 in 2009 and $1,384 in 2008) and an increase to interest expense ($50 in 2009 and $176 in 2008)	$--	$361	$1,208
Sale of $2,230 in property, plant and equipment for a note receivable with an aggregate carrying value of $1,562	$668	$--	$--
Cash paid for interest and income taxes was as follows:
Interest	$4,825	$4,678	$4,937
Income taxes	$1,419	$353	$8,024

Income tax refunds received from taxing authorities	$2,393	$2,653	$--

See accompanying notes to consolidated financial statements

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

1)	Summary of Significant Accounting Policies and Practices

a)	Description of Business

NN, Inc. (“NN”, “the Company”, “we”, “our” or “us”) is a manufacturer of precision balls, cylindrical and tapered rollers, bearing retainers, plastic injection molded products, precision bearing seals and precision metal components. The Company’s balls, rollers, retainers, and bearing seals are used primarily in the domestic and international anti-friction bearing industry. The Company’s plastic injection molded products are used in the bearing components, automotive components, electronic instrument cases and other molded components used in a variety of applications. The precision metal components products are used in the HVAC, automotive, fluid power and diesel engine industries.

The Company experienced a significant loss of revenue and sustained significant loss of income during the global economic recession that began to impact the Company in the fourth quarter of 2008 through the year ended December 31, 2009.  During this time frame, the Company sustained a significant weakening of its financial condition.  During the fourth quarter of 2008 and all of 2009, we implemented certain actions to manage our liquidity position.  These actions included:  obtaining amendments to our existing credit agreements to align covenant levels with the expected weaker operating performance over 2009 and 2010, suspending our quarterly dividend to shareholders, reducing capital spending, establishing programs to reduce working capital needs, reducing or eliminating discretionary spending where possible, reducing permanent employment levels, reducing working hours for many facilities, downsizing plant operations and accelerating plant closures.  In addition, for a portion of 2009, we reduced the compensation of the Board of Directors and the Chief Executive Officer by 20% and the compensation of other managers and employees where legally and contractually possible by 10% to 15%.  We also eliminated any bonus opportunities for 2009.

For the year ended December 31, 2010, the effects of the global recession on our Company have lessened significantly and our operating results have improved during 2010.  Based on the results of 2010, the Company now expects to meet existing financial covenants and as a result, the probability of the Company’s being in default has been significantly reduced since the beginning of the current year.

b)	Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

c)	Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Our policy is to expense abnormal amounts of idle facility expense, freight, handling cost, and waste.  In addition, we allocate fixed production overheads based on the normal capacity of our facilities.  Due to the large reduction in production volumes experienced during 2009, inventory valuations were developed using normalized production capacities for each of our manufacturing locations and the costs from excess capacity or under-utilization of fixed production overheads were written-off in the period incurred and are not included as a component of inventory valuation.

Inventories also include tools, molds and dies in progress that we are producing and will ultimately sell to our customers.  This activity is principally related to our Plastic and Rubber Components and Precision Metal Components Segments.  These inventories are carried at the lower of cost or market.

d)	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Assets to be disposed of are stated at lower of depreciated cost or fair market value less estimated selling costs. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When a property item is retired, its cost and related accumulated depreciation are removed from the property accounts and any gain or loss is recorded in the statement of operations.  The Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  During the years ended December 31, 2010, 2009 and 2008, the Company recorded impairment charges of $308, $235, and $4,197, respectively (See Notes 2 and 6 of the Notes to Consolidated Financial Statements).  Property, plant and equipment includes tools, molds and dies principally used in our Plastic and Rubber Components and Precision Metal Components Segments that are the property of the Company.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

Depreciation is provided on the straight-line method over the estimated useful lives of the depreciable assets for financial reporting purposes. Accelerated depreciation methods are used for income tax purposes.  In the event we abandon and cease to use certain property, plant, and equipment, depreciation estimates are revised and, in most cases, depreciation expense will be accelerated to reflect the shortened useful live of the asset.  During the years ended December 31, 2010, 2009 and 2008, we recognized $1,000, $0, and $3,509 respectively in accelerated depreciation for property, plant and equipment that was abandoned. (See Note 6 of the Notes to Consolidated Financial Statements).

e)	Revenue Recognition

The Company recognizes revenues based on the stated shipping terms with customers when these terms are satisfied and the risks of ownership are transferred to the customers. The Company has an inventory management program for certain Metal Bearing Components Segment customers whereby revenue is recognized when products are used by customers from consigned stock, rather than at the time of shipment.  Under both circumstances, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sellers’ price is determinable and collectability is reasonably assured.

f)	Accounts Receivable

Accounts receivable are recorded upon recognition of a sale of goods and ownership and risk of loss is assumed by the customer.  Substantially all of our accounts receivable are due primarily from the core served markets: bearing manufacturers, automotive industry, electronics, industrial, agricultural, HVAC and aerospace.  We experienced $97, $(119), and $239 of bad debt expense (income) during 2010, 2009 and 2008, respectively.  In establishing allowances for doubtful accounts, we perform credit evaluations of our customers, considering numerous inputs when available including the customers’ financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects.  Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible.

g)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Financial statements for the years ended December 31, 2010 and 2009 reflect full valuation allowances against the net deferred tax assets of all our U.S.,  German and Slovakian operations.  Based on recent negative financial performance at these locations, we determined that there is a likelihood these locations would be unable to generate sufficient profits in the near future to allow realization of existing deferred tax assets.

We recognize income tax positions that meet the more likely than not threshold and accrue interest and potential penalties related to unrecognized income tax positions which are recorded as a component of the income tax provision.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

h)	Net Income (Loss) Per Common Share

Basic earnings per share reflect reported earnings divided by the weighted average number of common shares outstanding. Diluted earnings per share include the effect of dilutive stock options, unvested restricted stock (if any) and the respective tax benefits, unless inclusion would not be dilutive.

i)	Stock Based Compensation

The cost of stock options and stock awards are expensed as compensation expense over the vesting periods based on the fair value at the grant date.  (See Note 9 of the Notes to the Consolidated Financial Statements)  We use a financial pricing model, the Black Scholes model, to determine the fair value of our stock options as our options are not traded in open markets.

The Company accounts for stock awards by recognizing compensation expense ratably over the vesting period as specified in the award.  Compensation expense to be recognized is based on the stock price at date of grant.

j)	Principles of Consolidation

The Company’s consolidated financial statements include the accounts of NN, Inc. and its subsidiaries.  All of the Company’s subsidiaries are 100% owned and all are included in the consolidated financial statements for the years end December 31, 2010, 2009, and 2008.  All significant inter-company profits, transactions, and balances have been eliminated in consolidation.  The assets and liabilities of our Germany subsidiary, which was legally required to file for bankruptcy in January  2011, are included in NN’s Consolidated Financial Statements as we had effective control of this subsidiary during the year ended December 31, 2010.  (See Notes 15 and 21of the Notes to Consolidated Financial Statements).

k)	Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries are translated at current exchange rates, while revenue, costs and expenses are translated at average rates prevailing during each reporting period.  Translation adjustments arising from the translation of foreign subsidiary financial statements are reported as a component of other comprehensive income (loss) and accumulated other comprehensive income within stockholders’ equity.  In addition, transactions denominated in foreign currencies, including intercompany transactions, are initially recorded at the current exchange rate at the date of the transaction.  The balances are adjusted to the current exchange rate as of each balance sheet date and as of the date when the transaction is consummated.  Transaction gains or losses, excluding intercompany loan transactions, are expensed in either cost of products sold or selling, general and administrative lines in the Consolidated Statement of Operations and Comprehensive Loss as incurred and were immaterial to the years ended December 31, 2010, 2009 and 2008.  Transaction gains or losses on intercompany loan transactions are recognized in the other income, net line in the Consolidated Statement of Operations and Comprehensive Loss as incurred.

l)	Goodwill and Other Indefinite Lived Intangible Assets

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

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

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

m)	Definite Lived Intangible Assets

The Company recognizes an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being divided or separated from the acquired entity or sold, transferred, licensed, rented, or exchanged, whether individually or in combination with a related contract, asset or liability.  An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite.  The Company reviews the lives of intangible assets each reporting period and, if necessary, recognizes impairment losses if the carrying amount of an intangible asset is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. (See Notes 2 and 11 of the Notes to the Consolidated Financial Statements.)

n)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived tangible and intangible assets subject to amortization are tested for recoverability when changes in circumstances indicate the carrying value of these assets may not be recoverable.   A test for recoverability is also performed when management has committed to a plan to dispose of a reporting unit or asset group.   Assets to be held and used are tested for recoverability when indications of impairment are evident.  Recoverability of a long-lived tangible and intangible asset is evaluated by comparing its carrying value to the future estimated undiscounted cash flows expected to be generated by the asset or asset group.  If the asset is not recoverable the asset is considered impaired and adjusted to fair value which is then depreciated/amortized over its remaining useful live. Assets to be disposed of are carried at the lesser of carrying value or fair value less costs of disposal. (See Notes 2, 6 and 11 of the Notes to Consolidated Financial Statements.)

o)	Use of Estimates in the Preparation of Financial Statements

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

p)	Fair Value Measurements

On January 1, 2008, we adopted the standards of U.S. GAAP that pertains to recording financial liabilities subject to recurring fair value measurement at the price that would be paid to transfer a liability in an orderly transaction between market participants.  However, at that time we elected not to adopt the option to use the fair value method of accounting for our existing financial liabilities.  On January 1, 2009, we began recording all non-financial assets and liabilities (principally goodwill and long lived tangible and intangible assets) subject to fair value measurement under the same principles.  These fair value principles prioritize valuation inputs across three broad levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company's assumptions used to measure assets and liabilities at fair value.  An asset or liability's classification within the various levels is determined based on the lowest level input that is significant to the fair value measurement.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

q)	Recently Issued Accounting Standards

As of December 31, 2010, there are no new accounting pronouncements that are expected to significantly affect the Company.

2)	Impairment of Goodwill and Restructuring and Impairment Charges, excluding Goodwill Impairments

Below is a summary of all the impairment and restructuring charges reported in the Consolidated Statements of Operations and Comprehensive Loss during the years ended December 31, 2010, 2009, and 2008:

(In Thousands of Dollars)	2010	2009	2008
Impairment of goodwill	$--	$--	$30,029

Impairment of intangible assets	$--	$--	$5,592
Impairment of tangible assets	308	235	4,197
Restructuring charges	1,981	4,742	2,247
Restructuring and impairment charges, excluding goodwill impairment	$2,289	$4,977	$12,036

The above charges are discussed in detail below.

Restructuring Activity

During the first quarter of 2010, we announced the closure of the Tempe (Arizona) Plant.  We ceased operations at this location on August 31, 2010.  This  impacted approximately 130 employees.  Current economic conditions coupled with the long-term manufacturing strategy for our Whirlaway business necessitated a consolidation of our manufacturing resources into existing facilities in Ohio.  We incurred cash charges of approximately $1,518 in severance costs during 2010.  The severance costs were recognized pro-rata over the period from the announcement date until the employees’ termination date as continued employment was a requirement to receive severance payments.  Additionally, during the year ended December 31, 2010, we incurred $506 of site closure and other associated costs.  In the first quarter of 2010, we incurred $1,000 of accelerated depreciation related to certain fixed assets that were expected to be abandoned due to ceasing operations at the Tempe Plant.  (See Note 6 of the Notes to Consolidated Financial Statements.)  The majority of the fixed assets and inventory that ceased to be used were sold on August 31, 2010 in exchange for long-term notes receivables.  (See Note 4 of the Notes to Consolidated Financial Statements).

On November 26, 2008, we announced the closure of our Kilkenny Plant.  The closure was part of our long term strategy to rationalize our European operations.  We view the rationalization of manufacturing operations in Europe as a necessary action to adjust our global manufacturing capacity to current and long term market requirements.  The closure affected 68 employees and was completed during 2009.  We recorded restructuring charges during the fourth quarter of 2008 of $2,247 related to severance and other employment cost for the 68 employees.   Additionally, we incurred $70 and $763 in restructuring cost during the years ended December 31, 2010 and 2009, respectively, principally for site closure and other associated cost.

During the first quarter of 2009, we closed our Hamilton Plant.  This closure affected 11 employees and $130 in severance and other associated closure costs were incurred during the first quarter of 2009.  Of this amount, $108 was for employee severance cost which was paid in the second quarter of 2009.

During the third quarter of 2009, we informed our employees of the Veenendaal Plant of our intention to begin a reorganization of the plant’s labor force due to the economic downturn.  During the year ended December 31, 2009, we incurred severance charges of $3,849 which covered the elimination of 53 permanent positions or 17% of the workforce at that time.   The majority of the severance cost was paid out during the fourth quarter of 2009 and first quarter of 2010.   During the year ended December 31, 2010, we recognized a benefit of $113 as the total severance related costs were less than the amount accrued.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

The following table summarizes the 2010 and 2009 activity related to the three restructuring programs discussed above:

(In Thousands of Dollars)	Reserve Balance at 1/01/10	Charges	Paid in 2010	Currency Impacts	Reserve Balance at 12/31/2010
Severance and other employee costs	$2,382	$1,405	$(3,660)	$(127)	$--
Site closure and other associated cost	--	576	(576)	--	--
Total	$2,382	$1,981	$(4,236)	$(127)	$--

(In Thousands of Dollars)	Reserve Balance at 1/01/09	Charges	Paid in 2009	Currency Impacts	Reserve Balance at 12/31/2009
Severance and other employee costs	$2,058	$4,008	$(3,448)	$(236)	$2,382
Site closure and other associated cost	--	734	(734)	--	--
Total	$2,058	$4,742	$(4,182)	$(236)	$2,382

These restructuring costs were recorded in the Restructuring and Impairment Charges, Excluding Goodwill Impairments line as a component of income (loss) from operations.  The reserve balance for severance and other employee costs were reported within the Accrued salaries, wages and benefits line of the Consolidated Balance Sheets.

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

Impairments of Goodwill and Other Long-Lived Tangible and Intangible Assets

For the year ended December 31, 2010, we recorded $308 of non-cash impairment charges related to the impairment of production machinery at the Eltmann Plant as this subsidiary was legally required to file for bankruptcy in January 2011 (See Notes 15 and 21 of the Notes to Consolidated Financial Statements).

During the fourth quarter of 2008, we recorded $30,029 of non-cash impairment charges related to the impairment of goodwill.  Goodwill was impaired at our Precision Metal Components reporting unit and at both reporting units of our Plastic and Rubber Components Segment (See Note 10 of the Notes to Consolidated Financial Statements).  In addition, we recorded approximately $5,592 of non-cash impairment charges related to the full impairment of the customer relationship intangible at our Precision Metal Components reporting unit.  (See Note 11 of the Notes to Consolidated Financial Statements).   Finally, we recorded $2,750 of non-cash impairment charges related to the impairment of property, plant and equipment at our Precision Metal Components reporting unit (See Note 6 of the Notes to Consolidated Financial Statements).  These impairments were triggered by the significant financial impact the global economic recession had on these segments during the three month period ended December 31, 2008 and expected impact at that time on the year ended December 31, 2009.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

3)	Accounts Receivable and Sales Concentrations

	December 31,
	2010	2009

Trade	$63,809	$49,885
Less - allowance for doubtful accounts	478	473

Accounts receivable, net	$63,331	$49,412

        Activity in the allowance for doubtful accounts is as follows:

Description	Balance at Beginning of Year	Additions (reductions)	Write- offs	Currency Impacts	Balance at End of Year
December 31, 2010
Allowance for doubtful accounts	$473	$97	$(81)	$(11)	$478

December 31, 2009
Allowance for doubtful accounts	$635	$(119)	$(48)	$5	$473

December 31, 2008
Allowance for doubtful accounts	$1,412	$239	$(1,004)	$(12)	$635

For the years ended December 31, 2010, 2009 and 2008, sales to SKF amounted to $139,242, $93,385, and $172,958, respectively, or 38.1%, 36.0%, and 40.7% of consolidated revenues, respectively.  None of our other customers accounted for more than 10% of our net sales in 2010, 2009 or 2008.  SKF, SNR Roulements (“SNR”) and Schaeffler Group were the only customers with accounts receivable concentrations in excess of 10%.  The outstanding balance as of December 31, 2010, 2009 and 2008 for SKF was $18,739, $16,154 and $15,588, respectively.  The outstanding balance as of December 31, 2010 and 2009 for SNR was $7,059 and $6,719, respectively.  The outstanding balance as of December 31, 2010 for Schaeffler Group was $6,768. All revenues and receivables related to SKF and Schaeffler Group are in the Metal Bearing Components and Plastics and Rubber Components Segments.  All revenues and receivables related to SNR are in the Metal Bearing Components Segment.  The write-off of $1,004 during 2008 was mostly for receivable balances that were fully reserved at December 31, 2007.

4)	Long Term Note Receivable

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

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

The Tempe Inventory Note had an original face value of $737, a 24 month term, a 7% interest rate and equal monthly installments of principal and interest.  The note was unsecured.  As of December 30, 2010, the note has been paid in full in exchange for a 4% discount on the principal amount owed at the time of payment.  The impact of this early payment resulted in a charge for $26 during the year ended December 31, 2010.

The Tempe Fixed Asset Note had an original face value of $2,500, a 60 month term, a 7% interest rate, interest only payments for 24 months, principal and interest payments totaling $40 per month for the next 36 months followed by a balloon payment of $1,525.  The note is secured by a first lien on approximately $1,000 of the assets and a second lien on the remaining assets.  As of December 31, 2010, the note had an estimated fair value and carrying value of $1,562 determined using a discounted cash flow method applying market interest rates for similar types of seller financed, partially secured promissory notes (level 3 under the U.S. GAAP fair value hierarchy).  This note is reported within other current assets for the current portion and other non-current assets for the long-term portion within the Consolidated Balance Sheets.

5)	Inventories

	December 31,
	2010	2009
Raw materials	$12,882	$9,742
Work in process	8,837	7,234
Finished goods	21,467	17,963
Less-inventory reserve	(1,304)	(1,664)

Inventories, net	$41,882	$33,275

Inventory on consignment at customers’ sites at December 31, 2010 and 2009 was approximately $3,401 and $3,018, respectively.

The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations.  Any costs from abnormal excess capacity or under-utilization of fixed production overheads are written-off in the period incurred and are not included as a component of inventory valuation.

6)	Property, Plant and Equipment

		December 31,
	Estimated Useful Life	2010	2009
Land owned		$5,985	$6,336
Land under capital lease		501	484
Buildings and improvements owned	15-40 years	42,678	44,079
Building under capital lease	20 years	1,852	1,789
Machinery and equipment	3-12 years	234,153	244,516
Construction in process		14,418	7,112

		299,587	304,316
Less - accumulated depreciation		181,099	174,601

Property, plant and equipment, net		$118,488	$129,715

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

During the first quarter of 2010, we incurred $1,000 of accelerated depreciation to adjust certain assets that were abandoned as a result of NN ceasing operations at the Tempe Plant, to the new estimated salvage values. (See Notes 2 and 4 of the Notes to Consolidated Financial Statements).

During the third quarter of 2010, we sold machinery that ceased to be used at our Tempe Plant with a net book value of $2,230 in exchange for promissory notes receivable with a carrying value and estimated fair value of $1,562.  (See Note 4 of the Notes to Consolidated Financial Statements).

As of December 31, 2010, the asset groups of the Wellington Plants and Eltmann were tested for impairment pursuant to impairment testing relative to long-lived assets due to the losses incurred by the Wellington Plants during 2010 and the legally required bankruptcy filing on January 20, 2011 of Eltmann.  The results of our analysis indicated impairment was not warranted for the Wellington Plants.  The Eltmann production machinery was reduced by $308 to its current estimated fair value.

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

7)	Debt

 Long-term debt at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Borrowings under our $75,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.30% at December 31, 2010) plus an applicable margin of 3.25%, expiring December 21, 2014.	$50,500	$58,392

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 6.70% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	22,857	28,571

Total long-term debt	73,357	86,963

Less current maturities of long-term debt	5,714	9,405

Long-term debt, excluding current maturities	$67,643	$77,558

On December 21, 2010, we entered into an amended and restated revolving credit facility expiring December 21, 2014 with Key Bank as administrative agent with an initial size of $75 million.  The amended agreement was entered into to adjust our financial and non-financial covenants to more normalized measures and to provide greater ability to fund our capital investment plans.  The interest rate was amended to LIBOR plus a margin of 1.5 to 3.5% (depending on the level of the ratio of debt to EBITDA) from LIBOR plus a margin of 4.75%.  The facility may be expanded upon our request with approval of the lenders by up to $60 million, under the same terms and conditions.  On March 9, 2011, we exercised an option to increase the size of the facility from $75 million to $100 million to allow additional flexibility and to fund potential growth projects.   The loan agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt.  The facility has a $10 million swing line feature to meet short term cash flow needs.  Any borrowings under this swing line are considered short term.   Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility.  As of December 31, 2010 and 2009, $1,978 million and $2,151 million, respectively, of net capitalized loan origination costs related to the revolving credit facility were recorded on the balance sheet within other non-current assets.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

On December 21, 2010, our senior note agreement with Prudential Capital was also amended.  The amended agreement was entered into to adjust our financial and non-financial covenants to more normalized measures.  There were no changes to the terms or availability of credit and the interest rate was reduced from 8.50% to 6.70%.  The agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt.  Interest is paid semi-annually and the note matures on April 26, 2014.  As of December 31, 2010, $22,857 remained outstanding.  Annual principal payments of approximately $5,714 began on April 26, 2008 and extend through the date of maturity.  We incurred costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes.  The unamortized balance at December 31, 2010 and 2009 was $428 and $404, respectively.

During the first quarter of 2010, we amended both the revolving credit facility and the senior notes.  The primary purpose of these amendments was to re-establish covenant levels to reflect our business outlook at that time.  As a result of the amendments, the revolving credit facility was reduced to $85,000 from $90,000 as of the amendment date and the interest rate was amended to LIBOR plus an applicable margin of 4.75% .  Neither the commitment amount nor the payment terms of the senior notes were changed.  The amendments provide a restriction on restructuring of foreign subsidiaries and removed certain subsidiaries from participation in the credit agreement.  Due to the reduction in the credit availability of the revolving credit facility, $130 in unamortized debt issuance costs from the 2009 revolving credit facility amendment were written-off during the first quarter of 2010.  These amendments were superceded by the December 21, 2010 amendments.

During the first quarter of 2009, we entered into an amended and restated $90,000 revolving credit facility expiring September 2011 with Key Bank as administrative agent.  The amended agreement was entered into to conform the covenants to our outlook at that time for the period from March 31, 2009 through March 31, 2010.  In addition to the reduction in availability from $135,000 to $90,000, the interest rate was amended to LIBOR plus an applicable margin of 4.0%.  In addition, the financial and non-financial covenants were amended and additional collateralization and restrictions on usage of cash flows were added to the agreement.  Costs associated with entering into the revolving credit facility were capitalized and amortized into interest expense over the life of the facility.  These amendments were superceded by the amendments listed above.

During the first quarter of 2009, the senior note agreement was also amended.  The amended agreement was entered into to conform the covenants to our outlook at that time for period from March 31, 2009 through March 31, 2010.  The term, principal balance, and principal payment schedule all remained the same as the original agreement.  The interest rate was increased from 4.89% to 8.50%.  In addition, the financial and non-financial covenants were amended and additional collateralization and restrictions on usage of cash flows were added to the agreement in line with the amended $90,000 revolving credit facility.  Additionally, $461 in unamortized debt issuance cost from the original issuance was written off in 2009.  These amendments were superceded by the amendments listed above.

The table below summarizes the financial covenants of the two amended and restated credit agreements applicable to the Company as of December 31, 2010:

Financial Covenants	Required Covenant Level	Actual Covenant Level
Interest coverage ratio	Not to be less than 3.00 to 1.00 as of the last day of any fiscal quarter	3.76 to 1.00
Capital expenditures	Not to exceed 150% of Consolidated Depreciation charges for the immediate previous fiscal year	82%

          NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

     The aggregate maturities of long-term debt including current portion for each of the five years subsequent to December 31, 2010 are as follows:

Year ending December 31,
2011	$5,714
2012	5,714
2013	5,714
2014	56,215
2015	--
Total	$73,357

On June 1, 2004, our wholly owned subsidiary, NN Asia, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building (approximately 110,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China.  The fair value of the land and building were estimated to be approximately $484 and $1,789, respectively and undiscounted annual lease payments are approximately $265 (approximately $5,300 aggregate non-discounted lease payments over the twenty year term).  The lease is cancelable after the fifth, ninth, and fourteenth years without payment or penalty by the Company.  In addition, after the end of year five we can buy the land for its ascribed fair value and the building for actual cost less depreciation.

Below are the minimum future lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2010:

Year ending December 31,
2011	$275
2012	275
2013	275
2014	275
2015	275
Thereafter	2,682
Total minimum lease payments	4,057
Less interest included in payments above	(1,956)
Present value of minimum lease payments	$2,101

8)	Employee Benefit Plans

We have defined contribution 401(k) profit sharing plans covering substantially all U.S. employees.  All employees are eligible for the plans on the first day of the month following their employment date.  A participant may elect to contribute between 1% and 60% of their compensation to the plans, subject to Internal Revenue Service (“IRS”) dollar limitations.  Participants age 50 and older may defer an additional amount up to the applicable IRS Catch Up Provision Limit.  The Company provides a matching contribution which is determined on an individual, participating company basis.  Currently, the matching contribution for U.S. employees of the Metal Bearing Components Segment is the greater of five hundred dollars or 50% of the first 4% of compensation contributed.  The matching contribution for IMC employees is 25% of the first 6% of compensation contributed and the matching contribution for Delta employees is 50% of the first 6% of compensation contributed.  The matching contribution for Precision Metal Components Segment employees is 25% of the first 5% of compensation contributed.  All participant contributions are immediately vested at 100%.  Contributions by the Company for the Metal Bearing Components Segment were $117, $112, and $175 in 2010, 2009, and 2008, respectively.  Contributions by the Company for the Plastic and Rubber Components Segment were $90, $78, and $108 in 2010, 2009 and 2008, respectively.  Contributions by the Company for the Precision Metal Components Segment employees were $75, $12 and $127 in 2010, 2009 and 2008, respectively.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

We have a defined benefit pension plan covering our Eltmann Plant. The benefits are based on the expected years of service. The plan is unfunded.

Following is a summary of the funded status and changes in the projected benefit obligation for the defined benefit pension plan during 2010 and 2009:

	2010	2009
Reconciliation of Funded Status:
Benefit obligation	$(5,574)	$(5,488)
Fair value of plan assets	--	--
Funded status	$(5,574)	$(5,488)

Net amount recognized under accrued pension	$(5,574)	$(5,488)

Items not yet recognized as a component of net periodic pension cost:
Unrecognized net actuarial loss	$546	$163

	2010	2009
Change in projected benefit obligation:
Benefit obligation at beginning of year	$5,488	$4,901
Interest cost	262	276
Benefits paid	(174)	(172)
Effect of currency translation	(394)	168
Actuarial loss	392	315

Benefit obligation at December 31	$5,574	$5,488

	2010	2009
Weighted-average assumptions as of December 31:
Discount rate	4.75%	5.28%
Rate of compensation increase	0% - 1.5%	0% - 1.5%
Measurement date	12/31/10	12/31/09

In determining the pension discount rate to be used for our German defined benefit plan, we utilize the German Federal Reserve Bank yield curve for high quality corporate bonds with maturities that are consistent with the projected future benefit obligations of the plan.

During the year ended December 31, 2006, the plan benefits were curtailed by not allowing new employees to join the plan and by eliminating any effects of future wage increases.  The rate of compensation increase of 1.5% only applies to current retirees during the years ended December 31, 2010, 2009 and 2008.

The pension benefit payments for the next ten fiscal years as of December 31, 2010 are as follows (although as of January 20, 2011, NN does not expect to incur any additional cash payments as Eltmann has filed for bankruptcy).

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

Pension Benefit Payments
2011	206
2012	227
2013	243
2014	260
2015	278
2016-2020	1,608

	2010	2009	2008
Components of net periodic benefit cost:
Interest cost on projected benefit obligation	$262	$276	$281
Amortization of net loss	--	--	--
Net periodic pension benefit cost	$262	$276	$281

	2010	2009	2008
Amounts Recognized in Accumulated Other Comprehensive Income:
Period actuarial loss	$392	$315	$58
Net periodic pension cost	$392	$315	$58

The amount of actuarial gain expected to be a component of net pension cost in 2011 is $0.

We do not expect to make any contributions to the plan in 2011 or thereafter as this pension plan is under the control of the German bankruptcy court since Eltmann was legally required to file bankruptcy on January 20, 2011.

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan under which all Italian employees are entitled to receive severance indemnities (Trattamento di Fine Rapporto or “TFR”) upon termination of their employment.

Effective January 1, 2007, the amount payable based on salary paid is remitted to a pension fund managed by a third party. The severance indemnities paid to the pension fund accrue approximately at the rate of 1/13.5 of the gross salaries paid during the year.  The amounts accrued become payable upon termination of the individual employee, for any reason, e.g., retirement, dismissal or reduction in work force.  Employees are fully vested in TFR benefits after their first year of service.  The amounts shown in the table below represent the actual liability at December 31, 2010 and 2009 reported under accrued pension in the Consolidated Balance Sheets.

	2010	2009
Beginning balance	$(8,015)	$(8,073)
Amounts accrued	(899)	(1,129)
Payments to employees	583	454
Payments to government managed plan	636	974
Foreign currency impacts	580	(241)
Ending balance	$(7,115)	$(8,015)

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

Service and Early Retirement Provisions

We have two plans that cover our Veenendaal Plant employees.  One provides an award for employees who achieve 25 or 40 years of service and the other is an award for employees upon retirement.  These plans are both unfunded and the benefits are based on years of service and rate of compensation at the time the award is paid.  The table below summarizes the changes in the two plans combined for the years ended December 31, 2010 and 2009.

	2010	2009
Beginning balance	$(805)	$(852)
Service cost	(72)	(71)
Interest cost	(18)	13
Benefits paid	87	129
Foreign currency impacts	59	(24)
Ending balance	$(749)	$(805)

9)	Stock Based Compensation

We recognize compensation expense of all employee and non-employee director share-based compensation awards in the financial statements based upon the fair value of the awards over the requisite service or vesting period, less anticipated forfeitures.  We account for stock awards by recognizing the fair value of the awarded stock at the grant date as compensation expense over the vesting period, less anticipated forfeitures.

In the years ended December 31, 2010, 2009, and 2008, approximately $1,253, $337, and $451, respectively of compensation expense was recognized in selling, general and administrative expense for all share-based awards.  The compensation expense recognized in the years ended December 31, 2010, 2009 and 2008 related to stock options was $152, $337, and $647, respectively.  The compensation expense related to stock awards was $1,101, $0, and ($196), respectively.

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

During 2010, 2009 and 2008, the Company granted 33, 232, and 160 options, respectively, to certain key employees and non-employee directors.   The weighted average grant date fair value of the options granted during the years ended December 31, 2010, 2009 and 2008 was $2.64, $0.77, and $2.73, respectively.  The total fair value of shares vested during the years ended December 31, 2010, 2009, and 2008 was $421, $616, and $560, respectively.   The number of options available for future issuance under the current plan is 72. Upon exercise of stock options, new shares of the Company’s stock are issued.   The weighted average assumptions relevant to determining the fair value at the dates of grant are below:

	2010	2009	2008
Term	6 years	6 years	6 years
Risk free interest rate	2.37%	1.84%	2.50%
Dividend yield	0.00%	0.00%	3.42%
Expected volatility	63.9%	63.9%	40.75%
Expected forfeiture rate	6.20%	0.00%	6.20%

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

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

The term is derived from using the “Simplified Method” of determining stock option terms as described under the Securities and Exchange Commission’s Staff Accounting Bulletin 107.

The following table provides a reconciliation of option activity for the year ended December 31, 2010:

Options	Shares (000’s)	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	1,391	$ 9.23
Granted	33	$ 5.24
Exercised	(103)	$ 7.32
Forfeited or expired	(116)	$ 9.77
Outstanding at December 31, 2010	1,205	$ 9.23	5.4	$ 3,825	(1)
Exercisable at December 31, 2010	1,026	$ 10.20	4.9	$ 2,274	(1)

(1) Intrinsic value is the amount by which the December 31, 2010 market price of the stock, $12.36, is more than the exercise price of the options outstanding at December 31, 2010.

As of December 31, 2010, there was approximately $93 of unrecognized compensation cost to be recognized over approximately two years.

Cash proceeds from the exercise of options in the year ended December 31, 2010, 2009, and 2008 totaled approximately $753, $0, and $3,862, respectively.  For the years ended December 31, 2010, 2009 and 2008, proceeds from stock options were presented inclusive of tax benefits of $0, $0, and $1,216, respectively, in the Financing Activities section of the Consolidated Statements of Cash Flows.  The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $89, $0, and $3,576 respectively.

Stock Awards

During the year ended December 31, 2010, we issued 249 shares of our common stock under our 2005 stock incentive plan.  The shares were issued on March 17, 2010 and were fully vested at the date of grant.  We incurred $1,101 of compensation expense, which was the entire fair value of the grant, at that date. The fair value of the shares issued was determined by using the grant date price of our common stock.

The recognized compensation expense for restricted stock awards in the years ended December 31, 2010, 2009, and 2008 was approximately $0, $0, and ($196), respectively.  As of December 31, 2010, the number of restricted stock, restricted stock units, performance shares or stock awards available for future issue is 6.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

10)	Goodwill, Net

As of December 31, 2010, we have recorded goodwill at only one site, the Pinerolo Plant of the Metal Bearing Components Segment.  We completed our annual goodwill impairment review during the fourth quarters of 2010, 2009, and 2008.  For the year ended December 31, 2010, we concluded that Step One testing did not indicate impairment at the Pinerolo Plant.  There was no impairment to the goodwill balance as the fair value of this reporting unit was estimated as $42,723 which exceeded the carrying value of the reporting unit of $28,895 by $13,828.

During the year ended December 31, 2008, based on the results of the fourth quarter impairment tests, we determined the carrying amount of the goodwill reported in the Plastic and Rubber Components and Precision Metal Components reporting units was impaired.  As such, during the fourth quarter of 2008, we recorded $30,029 for the full impairment of goodwill in our Precision Metal Components Segment and at both reporting units of our Plastic and Rubber Components Segment.  These impairments were calculated using an equal weighting of a present value of expected future cash flows method and a market based multiples of sales and earnings method.  The main cause of the impairments was the significant reduction in future expected cash flows at each of the reporting units for the periods examined due to the expected sales declines in the automotive and industrial end markets and from general market weakness caused by the global economic downturn.

The changes in the carrying amount of goodwill for the years ended December 31, 2010, 2009 and 2008 are as follows:

(In thousands)	Plastic and Rubber Components Segment	Metal Bearing Components Segment	Precision Metal Components Segment	Total

Balance as of January 1, 2008	$25,755	$9,442	$4,274	$39,471
Impairment of goodwill	(25,755)	--	(4,274)	(30,029)
Currency impacts	--	(534)	--	(534)
Balance as of December 31, 2008	$--	$8,908	$--	$8,908

Impairment of goodwill	--	--	--	--
Currency impacts	--	370	--	370
Balance as of December 31, 2009	$--	$9,278	$--	$9,278

Currency impacts	--	(882)	--	(882)
Balance as of December 31, 2010	$--	$8,396	$--	$8,396

The cumulative accumulated impairment charges included in the reported goodwill balances at December 31, 2010 and 2009 are $40,045.

11)	Intangible Assets, Net

The changes in the carrying amount of intangible assets subject to amortization, net of amortization, for the years ended December 31, 2010 and 2009 are as follows:

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

Intangible assets subject to amortization, net of accumulated amortization

(In Thousands)	Precision Metal Components Segment	Metal Bearing Components Segment	Total
Balance as of January 1, 2009	$23	$1,175	$1,198
Amortization	(23)	(586)	(609)
Currency impacts	--	17	17
Balance as of December 31, 2009	$--	$606	$606

Amortization	--	(562)	(562)
Currency impacts	--	(44)	(44)
Balance as of December 31, 2010	$--	$--	$--

Within the Metal Bearing Components Segment, the intangible asset was a contract intangible.  This intangible asset was subject to amortization over approximately five years starting in 2006 and amortization expense was to approximate $550 for each of the five years.  For the year ended December 31, 2010, the amortization expense totaled $562 and accumulated amortization totaled $2,733 at December 31, 2010.

The Precision Metal Components Segment has an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway.  This indefinite lived intangible asset was tested for impairment pursuant to U.S. GAAP as of December 31, 2010 and the fair value of this intangible asset exceeded its book value.

12)	Segment Information

The Company determined its reportable segments under the provisions of U.S. GAAP related to disclosures about segments of an enterprise.  The Company’s three reportable segments are based on differences in product lines and are as follows:

Metal Bearing Components Segment
• Erwin Plant
• Mountain City Plant
• Eltmann Plant
• Pinerolo Plant
• Veenendaal Plant
• Kysucke Plant
• Kunshan Plant

Note: The Eltmann Plant filed for bankruptcy in Q1 2011.  The Kilkenny Plant ceased operations in Q1 2009 and was closed during 2009.

Plastic and Rubber Components Segment
• Danielson Plant
• Lubbock Plant

Precision Metal Components Segment
• Wellington Plant 1
• Wellington Plant 2
• Tempe Plant

Note: The Tempe plant ceased operations August 31, 2010.  The Hamilton Plant was closed during the first quarter of 2009.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

All of the facilities in the Metal Bearing Components Segment are engaged in the production of precision balls, rollers, and metal retainers and automotive specialty products used primarily in the bearing industry. The Plastic and Rubber Components Segment facilities are engaged in the production of plastic injection molded products for the bearing components, automotive components, electronic instrument cases and other molded components used in a variety of applications and precision rubber bearing seals for the bearing, automotive, industrial, agricultural, and aerospace markets.  The Precision Metal Components Segment is engaged in the production of highly engineered components and subassemblies including, highly engineered shafts, complex precision turned parts, and fluid power assemblies for the automotive, HVAC, fluid power, and diesel engine industries.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates segment performance based on segment net income (loss) after income tax expense (benefit).  The Company accounts for inter-segment sales and transfers at current market prices.  The Company did not have any individually material inter-segment transactions during 2010, 2009, or 2008.

	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
December 31, 2010
Net sales	$271,339	$54,913	$39,117	$--	$365,369
Interest expense	660	1,629	960	3,566	6,815
Depreciation and amortization	13,522	4,230	1,439	4	19,195
Income tax expense (benefit)	4,687	--	--	(118)	4,569
Segment net income (loss)	24,910	(8,922)	2,504	(12,076)	6,416
Segment assets	190,700	34,839	18,871	4,145	248,555
Expenditures for long- lived assets	5,450	9,015	784	--	15,249

December 31, 2009
Net sales	$183,605	$45,003	$30,775	$--	$259,383
Interest expense	959	1,359	960	3,081	6,359
Depreciation and amortization	17,002	3,573	1,607	4	22,186
Income tax expense (benefit)	(4,621)	--	--	2,331	(2,290)
Segment net loss	(16,108)	(4,391)	(2,091)	(12,744)	(35,334)
Segment assets	190,482	29,208	18,435	4,527	242,652
Expenditures for long- lived assets	3,187	993	75	--	4,255

December 31, 2008
Net sales	$321,660	$64,235	$38,942	$--	$424,837
Interest expense	215	1,678	955	2,355	5,203
Depreciation and amortization	21,005	4,685	2,287	4	27,981
Income tax expense (benefit)	6,896	(4,547)	(9,495)	(1,389)	(8,535)
Segment net income (loss)	14,647	(7,353)	(17,223)	(7,713)	(17,642)
Segment assets	218,551	36,806	21,153	7,530	284,040
Expenditures for long- lived assets	15,677	1,737	1,084	--	18,498

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

Due to the large number of countries in which we sell our products, sales to external customers and long-lived assets utilized by us are reported in the following geographical regions:

	December 31, 2010		December 31, 2009		December 31, 2008
	Net Sales	Property, Plant and Equipment, Net	Net Sales	Property, Plant and Equipment, Net	Net Sales	Property, Plant and Equipment, Net

United States	$ 120,576	$ 41,906	$ 91,688	$ 40,188	$ 131,877	$ 44,441

Europe	162,438	61,813	118,556	74,331	219,391	84,520
Asia	41,616	14,769	27,463	15,196	36,648	16,729
Canada	3,909	--	1,771	--	5,041	--
Mexico	18,032	--	8,127	--	14,444	--
S. America	18,798	--	11,778	--	17,436	--
All foreign countries	244,793	76,582	167,695	89,527	292,960	101,249
Total	$ 365,369	$ 118,488	$ 259,383	$ 129,715	$ 424,837	$ 145,690

13)	Income Taxes

During the second quarter of 2009, based on the negative financial performance of our U.S. operations during the global economic recession, we determined that it was more likely than not the U.S. locations would be unable to generate sufficient profits in the near future to allow realization of existing deferred tax assets.  Consequently, during the second quarter, a valuation reserve was placed on the deferred tax assets related to the U.S. operations in the amount of $5,478 that increased to $7,136 as of December 31, 2009.  The determination to place a valuation allowance on the tax benefits incurred by our U.S. based operations was made based upon the fact that second quarter and cumulative 2009 results of these entities were much more unfavorable than originally forecasted.  Given the magnitude of the incurred and expected losses from these entities for the remainder of 2009, we determined that it was prudent not to recognize any deferred tax benefits and fully reserve the existing deferred tax assets at June 30, 2009.

During the year ended December 31, 2010, we continued to place a valuation allowance on all of the deferred tax assets of our U.S. locations, based on the negative financial performance of our U.S. operations during the global economic recession from the quarter ended December 31, 2008 through the year ended December 31, 2009.  Additionally, the U.S. Consolidated entities incurred a net loss during the year ended December 31, 2010 due to the restructuring at the Tempe Plant and the losses from operations at the Wellington Plants.  If U.S. operations return to a level of profitability sufficient to utilize these deferred tax assets, they will be used to offset future U.S. based taxable income.  If we determine in the future that this is more likely than not, a deferred tax benefit will be recognized at that time.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

Income (loss) before provision (benefit) for income taxes for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Year ended December 31,
	2010	2009	2008
Income (loss) before provision (benefit) for income taxes:
United States	$(9,528)	$(14,671)	$(38,649)
Foreign	20,513	(22,953)	12,472
Total	$10,985	$(37,624)	$(26,177)

Total income tax expense (benefit) for the years ended December 31, 2010, 2009, and 2008 were as follows:

Year ended December 31,
	2010	2009	2008
Current:
U.S. Federal	$--	$(8)	$305
State	183	55	218
Non-U.S.	3,968	(3,178)	5,500
Total current expense (benefit)	4,151	(3,131)	6,023

Deferred:
U.S. Federal	(2,732)	(4,726)	(13,094)
State	(160)	(126)	(1,260)
U.S. deferred tax valuation allowance	2,892	7,136	(593)
Non-U.S.	418	(1,443)	389
Total deferred expense (benefit)	418	841	(14,558)

Total expense (benefits)	$4,569	$(2,290)	$(8,535)

A reconciliation of taxes based on the U.S. federal statutory rate of 34% for each of the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	Year ended December 31,
	2010	2009	2008

Income taxes (benefit) at the federal statutory rate	$3,735	$(12,792)	$(8,900)
Impact of incentive stock options	52	114	220
Increase in U.S. valuation allowance	2,892	7,136	1,663
Increase (decrease) in foreign valuation allowance	(937)	1,443	(2,256)
Reduction in net deferred tax liabilities in Italy due to changes in tax laws	--	--	(1,142)
State income taxes, net of federal taxes	54	(86)	(1,115)
Non-U.S. earnings taxed at different rates	(1,650)	1,735	2,786
Other permanent differences, net	423	160	209

	$4,569	$(2,290)	$(8,535)

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

The tax effects of the temporary differences as of  December 31, 2010 and 2009 are as follows:

	Year ended December 31,
	2010	2009
Deferred income tax liability
Tax in excess of book depreciation	$5,208	$7,401
Goodwill	2,209	1,742
Allowance for bad debts	62	46
Other deferred tax liabilities	387	155

Gross deferred income tax liability	7,866	9,344

Deferred income tax assets
Goodwill	5,754	6,686
Inventories	84	184
Pension/Personnel accruals	1,084	1,041
Net operating loss carry forwards	10,150	9,181
Foreign tax credits	3,326	3,326
Other deferred tax assets	356	277
Gross deferred income tax assets	20,754	20,695

Valuation allowance on deferred tax assets	(16,604)	(14,649)

Net deferred income tax assets	4,150	6,046

Net deferred income tax liability	$3,716	$3,298

As realization of deferred tax assets is not assured, management has placed valuation allowances against deferred tax assets it believes are not recoverable.  For the remainder, management believes it is more likely than not that those net deferred tax assets will be realized. However, the amount of the deferred tax assets considered realizable could be reduced based on changing conditions.  Below is a summary of the activity in the total valuation allowances during the years ended December 31, 2010, 2009, and 2008:

Total Valuation Allowance Activity
	Balance at Beginning of Year	Additions	Recoveries	Balance at End of Year

2010	$ 14,649	$ 2,892	$ (937)	$ 16,604
2009	$ 6,070	$ 8,579	$ --	$ 14,649
2008	$ 6,663	$ 1,663	$ (2,256)	$ 6,070

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

       The net operating loss carry forwards are composed of net operating losses during 2010, 2009 and 2008 at our U.S. operations and net losses at our German operation for multiple years.  Full valuation allowances have been recorded against the net operating loss carry forwards for the year ended December 31, 2010, as we believe the resulting tax benefits from these loss carry forwards are not currently realizable.  The losses of the U.S. based entities can be carried forward 20 years.  Effective January 20, 2011, our German subsidiary was legally required to file for bankruptcy.  As such, as of this date, NN no longer had access to $7,629 in potential loss carry forwards generated by this subsidiary in prior years.

The foreign tax credits relate to profits of certain foreign subsidiaries that were taxed as deemed dividends.  These credits represent the foreign taxes paid by these subsidiaries at higher effective rates that will be used to offset future foreign source income.  A full valuation allowance was placed against these credits as of December 31, 2008, based on estimates of future levels of U.S. income tax and foreign source income to be generated that these credits can be used to offset.   The valuation allowance will be periodically reviewed as our estimates of future foreign source income are revised based on actual foreign source income recognized in our tax returns and future changes in foreign source income.  As of December 31, 2010, management believes it is still not likely that we would utilize these credits in the near future.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008

Beginning balance	$ 988	$ 988	$1,045
Additions for tax positions of prior years	--	--	--
Reductions for tax positions of prior years	(35)	--	(57)
Ending balance	$ 953	$ 988	$ 988

As of December 31, 2010, the $953 of unrecognized tax benefits would, if recognized, impact the Company’s effective tax rate.

Interest and penalties related to federal, state, and foreign income tax matters are recorded as a component of the provision for income taxes in our statements of operations.  As of January 1, 2008, we had accrued $657 in both U.S. and foreign interest and penalties.  During 2008, we accrued an additional $43 in foreign interest and penalties resulting in an accrued balance of $700 of interest and penalties as of December 31, 2008.   During 2009, we accrued an additional $40 in foreign interest and penalties resulting in an accrued balance of $740 of interest and penalties as of December 31, 2009.  During 2010, we accrued $30 in foreign interest and penalties and removed $15 in interest and penalties for closed tax years as the previous uncertain tax accruals are no longer required.  As of December 31, 2010, the total amount accrued for interest and penalties was $755.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2006.  The Company is no longer subject to non-U.S. income tax examinations within various European Union countries for years before 2006.  We do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

14)	Reconciliation of Net Income (Loss) Per Share

	Year ended December 31,
	2010	2009	2008

Net income (loss)	$6,416	$(35,334)	$(17,642)

Weighted average shares outstanding	16,455	16,268	15,895
Effective of dilutive stock options	115	--	--

Dilutive shares outstanding	16,570	16,268	15,895

Basic net income (loss) per share	$0.39	$(2.17)	$(1.11)

Diluted net income (loss) per share	$0.39	$(2.17)	$(1.11)

Excluded from the shares outstanding for the years ended December 31, 2010, 2009, and 2008 were 962, 1,391 and 1,184 anti-dilutive options, respectively, which had per share exercise prices ranging from of $8.09 to $12.62 for the year ended December 31, 2010, $1.30 to $12.62 for the year ended December 31, 2009, and $5.94 and $12.62 for the year ended December 31, 2008.

15)	Commitments and Contingencies

The Company has operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates. Rent expense for 2010, 2009 and 2008 was $4,153, $4,803, and $4,844, respectively. The following is a schedule by year of future minimum lease payments as of December 31, 2010 under operating leases that have initial or remaining non cancelable lease terms in excess of one year.

Year ending December 31,

2011	$ 2,848
2012	2,127
2013	2,043
2014	1,821
2015	1,793
Thereafter	5,674

Total minimum lease payments	$ 16,306

During 2006, we received correspondence from the Environmental Protection Agency (“EPA”) requesting information regarding a former waste recycling vendor ("AER") used by our former Walterboro, South Carolina facility.  AER, located in Augusta, Georgia, ceased operations in 2000 and EPA began investigating its facility.  As a result of AER’s operations, soil and groundwater became contaminated.  EPA initially contacted fifty-four other companies (“Potentially Responsible Parties” or PRPs”) who also sent waste to AER.  Most of these PRPs, including us, have entered into a consent order with EPA to investigate and remediate the site proactively.  To date, the PRP Group has submitted a Remedial Investigation, which has been accepted by EPA.  In addition, a Feasibility Study has been tentatively approved by EPA.  The costs associated with the chosen remediation are estimated to be approximately $10,000 of which our allocated share is approximately $143 which has been fully accrued for as of December 31, 2010.  While there can be no assurances, we believe that the $143 is the maximum amount for which we will be liable under the tentatively accepted remediation plan.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

All of our other legal proceedings are of an ordinary and routine nature and are incidental to our operations.  Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our wholly owned German subsidiary Kugelfertigung Eltmann GbmH (“Eltmann” or “Eltmann Plant”) sustained a significant weakening of its financial condition during the years ended December 31, 2009 and 2010 with net losses incurred of $2.8 million and $0.5 million, respectively, during those years.  As a result, Eltmann became technically insolvent at which point it was required to file for bankruptcy under German bankruptcy law.  The filing was made in the bankruptcy court in Germany on January 20, 2011.  Since this date, NN has lost the ability to control or manage Eltmann as a result of the bankruptcy court trustee taking over effective control and day to day management of this subsidiary.  After a period of evaluation, the trustee will hold a preliminary hearing to determine whether Eltmann should be liquidated.  The ultimate impact on NN of Eltmann filing for bankruptcy will depend on the findings of the bankruptcy court.  However, under advice of legal counsel, we believe NN will relinquish all assets and liabilities of Eltmann which have a carrying value of approximately approximate $8.5 million and $8.5 million, respectively, at January 20, 2011.   However, until such court proceedings are finalized, we will not be able to determine what liabilities and contingent obligations, if any, might remain as the responsibility of NN.  As of December 31, 2010, all Eltmann Plant assets and liabilities remain on the consolidated financial statements of the Company. We do not anticipate any significant disruption of normal product flow to our customers being served by Eltmann prior to the bankruptcy filing and have the installed capacity within our remaining plants to meet this demand.  As a result of loss of control of this subsidiary, concurrent with the bankruptcy filing during the first quarter of 2011, NN will deconsolidate the assets and liabilities of Eltmann from our Consolidated Financial Statements effective January 20, 2011.

16)	Quarterly Results of Operations (Unaudited)

The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009.

	Year ended December 31, 2010
	March 31	June 30	Sept. 30	Dec. 31

Net sales	$85,340	$92,693	$90,996	$96,340
Income from operations	1,844	6,609	2,926	4,869
Net income (loss)	225	5,123	(1,008)	2,076
Basic net income (loss) per share	0.01	0.31	(0.06)	0.12
Dilutive net income (loss) per share	0.01	0.31	(0.06)	0.12
Weighted average shares outstanding:
Basic number of shares	16,309	16,522	16,526	16,618
Effect of dilutive stock options	96	111	--	150

Diluted number of shares	16,405	16,633	16,526	16,768

	Year ended December 31, 2009
	March 31	June 30	Sept. 30	Dec. 31

Net sales	$57,921	$57,088	$66,110	$78,264
Loss from operations	(10,953)	(8,717)	(8,648)	(2,694)
Net loss	(9,525)	(13,466)	(8,983)	(3,360)
Basic net loss per share	(0.59)	(0.83)	(0.55)	(0.21)
Dilutive net loss per share	(0.59)	(0.83)	(0.55)	(0.21)
Weighted average shares outstanding:
Basic number of shares	16,268	16,268	16,268	16,268
Effect of dilutive stock options	--	--	--	--

Diluted number of shares	16,268	16,268	16,268	16,268

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

The first quarter of 2010 was impacted by the immediate vesting of stock awards totaling $1,101 ($1,101 after tax). Additionally, the first quarter was unfavorably impacted by $1,000 ($1,000 after tax) in accelerated depreciation and $533 ($533 after tax) of restructuring costs both related to ceasing operations at the Tempe Plant.  Finally, the first quarter of 2010 was favorably impacted by $1,140 ($910 after tax) of foreign exchange gains on intercompany loans.

The second quarter of 2010 was favorably impacted by $1,703 ($1,379 after tax) in foreign exchange gains on intercompany loans.  This gain was partially offset by $667 ($667 after tax) in restructuring costs related to ceasing operations at the Tempe Plant.

The third quarter of 2010 was impacted by $2,171 ($2,171 after tax) of costs related to ceasing operations at the Tempe Plant.  Additionally the third quarter was impacted by $1,634 ($1,326 after tax) of foreign exchange losses on intercompany loans.  Finally, the third quarter was impacted by $1,023 ($1,023 after tax) of start-up costs related to two new large multi-year sales programs at our Wellington Plant.

The fourth quarter of 2010 was impacted by $2,000 ($2,000 after tax) of start-up costs related to two new large multi-year sales programs at our Wellington Plant.  Additionally, the fourth quarter of 2010 was impacted by $865 ($687 after tax) in severance cost related to eliminating certain senior management positions.

The first quarter of 2009 was impacted by $604 ($386 after tax) of write off of unamortized debt issuance cost related to the amended credit agreements.  (See Note 7 of the Notes to Consolidated Financial Statements).

The second quarter of 2009 was impacted by the valuation allowance placed on the deferred tax assets of all U.S. entities totaling $5,478 after-tax. (See Note 13 of the Notes to Consolidated Financial Statements).

The third quarter of 2009 was impacted by the $3,849 ($2,868 after tax) in restructuring expense related to the reduction in force at our Veenendaal Plant.  (See Note 2 of the Notes to Consolidated Financial Statements).

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

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Variable rate long-term debt	$50,500	$50,500	$58,392	$58,392
Fixed rate long-term debt	$22,857	$22,195	$28,571	$27,787

18)	Accumulated Other Comprehensive Income

The majority of our Accumulated Other Comprehensive Income balance relates to foreign currency translation of our foreign subsidiary balances.  During the year ended December 31, 2010, we have deducted from other comprehensive income $6,726 due to foreign currency translations.  During the year ended December 31, 2009, we have added to other comprehensive income $2,356 due to foreign currency translation.  During the year ended December 31, 2008, we have deducted from other comprehensive income $3,232 due to foreign currency translation.  Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations.

NN, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(In thousands, except per share data)

Also deducted from accumulated other comprehensive income as of December 31, 2010, 2009 and 2008 were actuarial losses of $392, net of tax,  $315, net of tax and $58, net of tax, from our pension liability.

19)	Common Stock Repurchase

During the years ended December 31, 2010 and 2009, we did not repurchase any of our shares.  Our amended and restated credit facility entered into on March 16, 2009, and subsequently amended on March 5, 2010, prohibited the repurchase of our shares during these two years.  The amended and restated credit facilities entered into on December 21, 2010 provides for limited stock repurchase without the consent of the lenders.

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

20)	Related Party Transactions

With the acquisition of Whirlaway, we entered into operating leases covering two of the Whirlaway manufacturing facilities with a company owned by the former shareholder of Whirlaway who is an officer of NN. The rent payments in 2010, 2009 and 2008 to this related party were $644 each year.  The total future rent payments will be $644 over 1 year.  However, the lease has three options to extend the lease term by successive periods of five years each with potential rental increases of between 2% to 5% of the current annual rent.

21)	Subsequent Events

On January 20, 2011, the legal entity representing the Eltmann Plant, Kugelfertigung Eltmann GmbH, filed for bankruptcy under German law.  The operation is under the temporary supervision of a court-appointed trustee.  After a period of evaluation, the trustee will hold a preliminary hearing to determine whether the company should be liquidated.  Under advice of legal counsel, we believe that NN will relinquish all assets and liabilities of the company.  However, until such court proceedings are finalized, we will not be able to determine what liabilities and contingent obligations, if any, might remain as the responsibility of NN.  As of December 31,2010, the carrying value of all Eltmann Plant assets and liabilities remain on the consolidated financial statements of NN.  As a result of loss of control of this subsidiary, concurrent with the bankruptcy filing during the first quarter of 2011, NN will deconsolidate the assets and liabilities of Eltmann from our Consolidated Financial Statements effective January 20, 2011.

   .

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined under Rule l3a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010, the end of the period covered by this annual report on Form 10-K.

Management's Report on Internal Control Over Financial Reporting

The management of NN, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on its evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under item 8 of this filing.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.         Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item of Form 10-K concerning the Company's directors is contained in the sections entitled "Information about the Directors" and "Beneficial Ownership of Common Stock" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

Information required by Item 201 (d) of Regulations S-K concerning the Company’s equity compensation plans is set forth in the table below:

Table of Equity Compensation Plan Information

                                 (in thousands except for share data)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,205	$9.23	78
Equity compensation plans not approved by security holders	--	--	--
Total	1,205	$9.23	78

Item 13.	Certain Relationships and Related Transactions, and Director Independence

With the acquisition of Whirlaway, we entered into operating leases covering two of the Whirlaway manufacturing facilities with a company owned by the former shareholder of Whirlaway, Mr. Thomas Zupan, who is an officer of the Company. The rent payments in 2010, 2009 and 2008 to this related party were $0.6 million each year.  The total future rent payments will be $0.6 million over 1 year.  However, the lease has three options to extend the lease term by successive periods of five years each with potential rental increases of between 2% to 5% of the current annual rent.

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

(a) List of Documents Filed as Part of this Report

  1. Financial Statements

The financial statements of the Company filed as part of this Annual Report on Form 10-K begin on the following pages hereof:
                                   Page

Report of Independent Registered Public Accounting Firm .......................................................................................36

Consolidated Balance Sheets at December 31, 2010 and 2009.................................................................................... 37

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2010, 2009, and 2008...................................................................................................................... 38

Consolidated Statements of Changes in Stockholders’ Equity for the
years ended December 31, 2010, 2009, and 2008 ...........................................................................................................39

Consolidated Statements of Cash Flows for the years ended
December 31, 2010, 2009, and 2008 ..................................................................................................................................40

Notes to Consolidated Financial Statements  ............................................................................................................... 41

2. Financial Statement Schedules

The required information is reflected in the Notes to Consolidated Financial Statements within Item 8.

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

Dated:  March 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date
/S/ RODERICK R. BATY	Chairman of the Board, Chief Executive Officer and President	March 15, 2011
Roderick R. Baty

/S/ JAMES H. DORTON	Senior Vice President-Corporate Development and Chief Financial Officer	March 15, 2011
James H. Dorton

/S/ WILLIAM C. KELLY, JR.	Vice President-Chief Administrative Officer, Secretary and Treasurer	March 15, 2011
William C. Kelly, Jr.

/S/ THOMAS C. BURWELL, JR.	Corporate Controller	March 15, 2011
Thomas C. Burwell, Jr.

/S/ G. RONALD MORRIS	Director	March 15, 2011
G. Ronald Morris

/S/ MICHAEL E. WERNER	Director	March 15, 2011
Michael E. Werner

/S/ STEVEN T. WARSHAW	Director	March 15, 2011
Steven T. Warshaw

/S/ RICHARD G. FANELLI	Director	March 15, 2011
Richard G. Fanelli

/S/ ROBERT M. AIKEN, JR.	Director	March 15, 2011
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

4.4
 Rights Agreement, dated as of December 16, 2008, by and between NN, Inc. and ComputershareTrust  Company, N.A. including the form of Certificate of Designation, the Form of Rights Certificate and the Summary of Rights to Purchase attached thereto as Exhibits A, B, and C respectively (incorporated by   reference to the Company’s Form 8-K filed December 18, 2008)

10.1
NN, Inc. Stock Incentive Plan and Form of Incentive Stock Option Agreement pursuant to the Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-89950 on Form S-3/A filed July 15, 2002)*

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

10.13
Executive Employment Agreement, dated August 21, 2006, between the Company and Frank T. Gentry (incorporated by reference to Company's Current Report on Forms 8-K filed August 24, 2006 and March 18, 2010)*

10.14
Executive Employment Agreement, dated August 21, 2006, between the Company and Robert R. Sams (incorporated by reference to the Company's Current Report on Forms 8-K filed August 21, 2006 and March 18, 2010)*

10.15
Executive Employment Agreement dated August 21, 2006, between the Company and William C. Kelly, Jr. (incorporated by reference to the Company's Current Report on Forms 8-K filed August 24, 2006 and March 18, 2010)*

10.16
Executive Employment Agreement dated August 21, 2006, between the Company and Jeffrey H. Hodge (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Forms 10-K filed March 31, 2010)*

10.17
NN Euroball, ApS Shareholder Agreement dated April 6, 2000 among NN, Inc., AB SKF and FAG Kugelfischer Georg ShaferAG (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K filed March 29, 2002)

10.18
Frame Supply Agreement between Euroball S.p.A., Kugelfertigung Eltmann GmbH, NN Euroball Ireland Ltd. and Ascometal effective January 1, 2002 (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission," as indicated throughout the document with an asterisk in brackets ([*])) (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K filed March 31, 2003)

10.19
Supply Agreement between NN Euroball ApS and AB SKF dated April 6, 2000. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission, " as indicated throughout the document with a n asterisk in brackets([*]) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed August 14, 2003)

10.20
Global Supply Agreement among NN, Inc., NN Netherlands B.V. and SKF Holding Maatschappij Holland B.V. dated April 14, 2003. (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, "Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission, " as indicated throughout the document with a n asterisk in brackets([*])(incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed August 14, 2003)

10.21
Second Amended and Restated Credit Agreement among NN, Inc. as U.S. Borrower and its subsidiaries and the Lenders named therein Key Bank National Association as lead arranger, book runner and administrative agent, and Branch Bank and Trust Company as documentation agent and Wells Fargo Bank, N.A. as Foreign Swing line Lender and Regions Bank as Domestic Swing line Lender dated as of December 21, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 27, 2010).

10.22
Third Amended and Restated Note Purchase and Shelf Agreement dated December 21, 2010 among NN, Inc. and certain Series A Note Purchasers as defined therein (incorporated by reference to the Company’s Current Report on Form 8-K filed December 27, 2010)

               21.1   List of Subsidiaries of the Company.

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