Form 10-Q
period 2011-03-31
NN INC
filed 2011-05-10
CIK 918541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 5, 2011, there were 16,802,363 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.
INDEX

Part I.	Financial Information	Page No.

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2011 and 2010 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2

	Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . .	3

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2011 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited) . . . . . . .	5

	Notes to Condensed Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18

Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19

Part II.	Other Information

Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19

Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19

Item 3.	Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19

Item 4.	(Removed and Reserved) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19

Item 5.	Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19

Item 6.	Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20

Signatures	. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NN, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In Thousands of Dollars, Except Per Share Data)	2011	2010
Net sales	$111,307	$85,340
Cost of products sold (exclusive of depreciation shown separately below)	90,299	68,916
Selling, general and administrative	7,966	7,890
Depreciation and amortization	4,035	6,120
(Gain)loss on disposal of assets	(1)	1
Restructuring and impairment charges	--	569
Gain from deconsolidation of bankrupt subsidiary	(209)	--
Income from operations	9,217	1,844

Interest expense	1,224	1,728
Write-off of unamortized debt issuance costs	--	130
Other expense (income), net	1,036	(1,188)
Income before provision for income taxes	6,957	1,174
Provision for income taxes	1,450	949
Net income	5,507	225

Other comprehensive income (loss):
Foreign statement translation gain (loss)	6,530	(6,436)
Comprehensive income (loss )	$12,037	$(6,211)

Basic income per common share:	$0.33	$0.01

Weighted average shares outstanding	16,664	16,309

Diluted income per common share:	$0.33	$0.01

Weighted average shares outstanding	16,910	16,405

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In Thousands of Dollars)	2011	2010
Assets
Current assets:
Cash	$4,572	$5,556
Accounts receivable, net of allowance for doubtful accounts of $564 and $474, respectively	84,207	63,331
Inventories, net	41,222	41,882
Other current assets	6,977	4,901
Total current assets	136,978	115,670

Property, plant and equipment, net	120,812	118,488
Goodwill, net	9,110	8,396
Intangible assets	900	900
Other non-current assets	5,373	5,101
Total assets	$273,173	$248,555

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,134	$55,549
Accrued salaries, wages and benefits	12,082	13,548
Current maturities of long-term debt	7,407	5,714
Income taxes payable	1,327	2,560
Other current liabilities	6,937	6,216
Total current liabilities	81,887	83,587

Non-current deferred tax liabilities	4,296	3,954
Long-term debt, net of current portion	84,843	67,643
Accrued pension	8,493	13,438
Other non-current liabilities	1,823	1,826
Total liabilities	181,342	170,448

Total stockholders’ equity	91,831	78,107
Total liabilities and stockholders’ equity	$273,173	$248,555

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock
(In Thousands of Dollars and Shares)	Number of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehen- sive Income	Total
Balance, January 1, 2011	16,620	$167	$51,863	$6,675	$19,402	$78,107
Net income	--	--	--	5,507	--	5,507
Shares issued for options	177	2	1,685	--	--	1,687
Foreign statement translation gain	--	--	--	--	6,530	6,530
Balance, March 31, 2011	16,797	$169	$53,548	$12,182	$25,932	$91,831

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(In Thousands of Dollars)	2011	2010
Operating Activities:
Net income	$5,507	$225
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,035	6,120
Amortization of debt issuance costs	199	359
Write-off of unamortized debt issuance cost	--	130
(Gain)loss on disposal of assets	(1)	1
Non-cash gain from deconsolidation of bankrupt subsidiary	(209)	--
Share-based compensation expense	--	1,166
Non-cash interest income from long-term note receivable	(86)	--
Changes in operating assets and liabilities:
Accounts receivable	(22,071)	(11,941)
Inventories	(596)	(860)
Accounts payable	(1,356)	2,933
Other assets and liabilities	(3,136)	1,669
Net cash used by operating activities	(17,714)	(198)

Investing Activities:
Acquisition of property, plant and equipment	(3,776)	(1,415)
Cash lost on deconsolidation of Eltmann subsidiary	(979)	--
Proceeds from disposals of property, plant and equipment	(11)	--
Net cash used by investing activities	(4,766)	(1,415)

Financing Activities:
Proceeds (repayment) of short-term debt	1,693	(325)
Principal payment on capital lease	(16)	(14)
Proceeds from long term debt	17,200	1,000
Proceeds from issuance of stock	1,687	--
Debt issuance cost paid	(334)	(391)
Net cash provided by financing activities	20,230	270

Effect of exchange rate changes on cash flows	1,266	(1,622)

Net Change in Cash	(984)	(2,965)
Cash at Beginning of Period	5,556	8,744
Cash at End of Period	$4,572	$5,779

Supplemental schedule of non-cash investing and financing activities:

The following amounts were deconsolidated from the Condensed Consolidated Balance Sheet of NN on January 20, 2011 and are not reflected in the net cash used by operating activities above:
Accounts receivable of $3,388, Inventory of $2,407,
Accounts payable of $1,947 and Other assets and liabilities of $6,379.

Additionally, property, plant and equipment of $1,343 was deconsolidated from the Condensed Consolidated Balance Sheet of NN on January 20, 2011 and is not reflected in the net cash used by investing activities above.

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 1. Interim Financial Statements

The accompanying condensed consolidated financial statements of NN, Inc. have not been audited, except that the balance sheet at December 31, 2010 was derived from the Company’s audited consolidated financial statements.  In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three month periods ended March 31, 2011 and 2010, the Company’s financial position at March 31, 2011 and December 31, 2010, and the cash flows for the three month periods ended March 31, 2011 and 2010.  These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods.  As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.  These unaudited, condensed and consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent annual report on Form 10-K for the year ended December 31, 2010 which we filed with the Securities and Exchange Commission on March 15, 2011.  The results for the three month period ended March 31, 2011 are not necessarily indicative of results for the year ending December 31, 2011 or any other future periods.

Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our wholly owned German subsidiary Kugelfertigung Eltmann GbmH (“Eltmann” or “Eltmann Plant”) sustained a significant weakening of its financial condition and as a result became technically insolvent at which point it was required to file for bankruptcy under German bankruptcy law.  The filing was made in the bankruptcy court in Germany on January 20, 2011.  As of this date, NN lost the ability to control or manage Eltmann as a result of the bankruptcy court trustee taking over effective control and day to day management of this subsidiary.  As a result of loss of control of this subsidiary, NN deconsolidated the assets and liabilities of Eltmann from our Consolidated Financial Statements effective January 20, 2011.

We were informed that in early April 2011, the bankruptcy trustee sold the majority of the production assets of Eltmann to a non-affiliated manufacturing company.  It is our understanding that the remaining assets and liabilities of Eltmann will be liquidated sometime in the future by the bankruptcy court.  NN does not expect any further significant impact on our consolidated financial statements as a result of the liquidation of this subsidiary.

The following table summarizes the effects on the March 31, 2011 Condensed Consolidated Balance Sheet of the deconsolidation of Eltmann effective January 20, 2011 (in thousands):

Cash	$(979)
Accounts receivable	(3,388)
Inventory	(2,407)
Other assets	(193)
Property, plant and equipment	(1,343)
Reduction of Total assets	$(8,310)

Accounts payable	(1,947)
Accrued salaries	(1,500)
Accrued pension	(5,623)
Accumulated other comprehensive income	551
Reduction of Total liabilities and stockholders’ equity	$(8,519)

Gain from deconsolidation of bankrupt subsidiary	$209

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 2. Restructuring Charges and Other

During the first quarter of 2010, we announced the closure of the Tempe Plant.  We ceased operations at this location on August 31, 2010.  The closure impacted approximately 130 employees.  Current economic conditions coupled with the long-term manufacturing strategy for our Whirlaway business necessitated a consolidation of our manufacturing resources into existing facilities in Ohio.  During the three month period ended March 31, 2010, we incurred $533 of severance cost related to the closure.  The severance costs were recognized pro-rata over the period from the announcement date until the employees’ termination date as continued employment was a requirement to receive severance payments.  Additionally, during the three period ended March 31, 2010, we incurred $1,000 of accelerated depreciation related to certain fixed assets that were expected to cease to be used due to the Tempe Plant closure.

Note 3. Long Term Notes Receivable

Certain property, plant and equipment of the Tempe Plant was sold on August 31, 2010, the day the Tempe Plant ceased operations, to a newly formed company not affiliated with NN.  Property, plant and equipment with a net book value of $2,230 were sold in exchange for a promissory note with a fair value of $1,562, as of August 31, 2010, (described below as the Tempe Fixed Asset Note).

The Tempe Fixed Asset Note had an original face value of $2,500, a 60 month term, a 7% interest rate, interest only payments for 24 months, principal and interest payments totaling $40 per month for the next 36 months followed by a balloon payment of $1,525.  The note is secured by a first lien on approximately $1,000 of the assets and a second lien on the remaining assets.  As of March 31, 2011, the note had an estimated fair value and carrying value of $1,649 determined using a discounted cash flow method applying market interest rates for similar types of seller financed, partially secured promissory notes (level 3 under the U.S. GAAP fair value hierarchy).  This note is reported within other current assets for the current portion and other non-current assets for the long-term portion within the Consolidated Balance Sheets.

Note 4. Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$13,600	$12,882
Work in process	8,732	8,837
Finished goods	20,544	21,467
Less inventory reserves	(1,654)	(1,304)
	$41,222	$41,882

Inventories on consignment at customer locations as of March 31, 2011 and December 31, 2010 totaled $3,952 and $3,401, respectively.

During the first quarter of 2011, $2,407 of inventory at Eltmann was deconsolidated from the financial statements of NN.  (See Note 1 of the Notes to Condensed Consolidated Financial Statements).

The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations.  Any costs from abnormal excess capacity or under-utilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 5. Net Income Per Share

	Three months ended March 31,
(In Thousands of Dollars, Except Per Share Data)	2011	2010

Net income	$5,507	$225

Weighted average basic shares outstanding	16,664	16,309
Effect of dilutive stock options	246	96
Weighted average dilutive shares outstanding	16,910	16,405

Basic net income per share	$0.33	$0.01
Diluted net income per share	$0.33	$0.01

There were no anti-dilutive options excluded from the dilutive shares outstanding for the three month period ended March 31, 2011.  Excluded from the dilutive shares outstanding for the three month period ended March 31, 2010 were 1,132 anti-dilutive options which had exercise prices ranging from $4.42 to $12.62.

Note 6. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in our annual report on Form 10-K for the fiscal year ended December 31, 2010.  We evaluate segment performance based on segment net income or loss after income taxes.  We account for inter-segment sales and transfers at current market prices.  We did not have any significant inter-segment transactions during the three month periods ended March 31, 2011 and 2010.

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total

Three Months ended March 31, 2011
Revenues from external customers	$83,782	$16,402	$11,123	$--	$111,307

Segment net income (loss)	$9,831	$(2,208)	$818	$(2,934)	$5,507

Total assets	$206,778	$40,751	$20,471	$5,173	$273,173

Three Months ended March 31, 2010
Revenues from external customers	$62,023	$13,594	$9,723	$--	$85,340

Segment net income (loss)	$5,034	$(1,907)	$700	$(3,602)	$225

Total assets	$184,418	$30,722	$18,930	$4,410	$238,480

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 7. Pensions

Effective January 20, 2011, the defined benefit pension plan covering the employees at our Eltmann Plant is under control of the bankruptcy trustee and has been or will be taken over by the German government’s pension security fund.  The plan is no longer a responsibility of NN, resulting in a reduction of Accrued pension liabilities of $5,623.  (See Note 1 of the Notes to Condensed Consolidated Financial Statements).

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan covering our Pinerolo Plant employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment.  The table below summarizes the changes to the severance indemnity for the three month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
(In Thousands of Dollars)	2011	2010
Beginning balance	$7,115	$8,015
Amounts accrued	340	297
Payments to employees	(14)	(95)
Payments to government managed plan	(235)	(214)
Currency impacts	452	(515)
Ending balance	$7,658	$7,488

Service and Early Retirement Provisions

We have two plans that cover our Veenendaal Plant employees.  One plan provides an award for employees who achieve 25 or 40 years of service and the other plan is an award for employees upon retirement.  These plans are both unfunded and the benefits are based on years of service and rate of compensation at the time the award is paid.  The table below summarizes the combined changes in the two plans during the three month periods ended March 31, 2011 and 2010.

(In Thousands of Dollars)	Three months ended March 31,
	2011	2010
Beginning balance	$749	$805
Service cost	20	19
Interest cost	21	37
Benefits paid	(3)	(40)
Currency impacts	48	(53)
Ending balance	$835	$768

Note 8. New Accounting Pronouncements

As of March 31, 2011, there are no new accounting pronouncements that are expected to significantly affect the Company.

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

Note 9. Long-Term Debt and Short-Term Debt

Long-term debt and short-term debt at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010

Borrowings under our $100,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.30% at March 31, 2011) plus an applicable margin of 3.25%, expiring December 21, 2014.	$69,393	$50,500

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 6.70% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	22,857	22,857

Total debt	92,250	73,357

Less current maturities of long-term debt	7,407	5,714

Long-term debt, excluding current maturities of long-term debt	$84,843	$67,643

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

The loan agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt.  The facility has a $10 million swing line feature to meet short term cash flow needs.  Any borrowings under this swing line are considered short term.   Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility.  As of March 31, 2011, $2,153 of net capitalized loan origination costs related to the revolving credit facility were recorded on the balance sheet within other non-current assets.

On December 21, 2010, our senior note agreement with Prudential Capital was also amended.  The amended agreement was entered into to adjust our financial and non-financial covenants to more normalized measures and to provide greater ability to fund our capital investment plans.  There were no changes to the terms or availability of credit but the interest rate was reduced from 8.50% to 6.70%.  The agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt.  Interest is paid semi-annually and the note matures on April 26, 2014.  As of March 31, 2011, $22,857 remained outstanding.  Annual principal payments of approximately $5,714 began on April 26, 2008 and extend through the date of maturity.  We incurred costs as a result of issuing these notes which have been recorded as a component of other non-current assets and are being amortized over the term of the notes.  The unamortized balance at March 31, 2011 was $389.

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

The specific covenants to which we are subject and the actual results achieved for the three month period ended March 31, 2011 are stated below.

Financial Covenants	Required Covenant Level	Actual Level Achieved
Interest coverage ratio	Not to be less than 3.00 to 1.00 as of the last day of any fiscal quarter	4.24 to 1.00
Fixed charge coverage	Not to be less 1.10 to 1.00 as of the last day of any fiscal quarter	2.12 to 1.00
Leverage Ratio	Not to exceed 3.00 to 1.00 for the most recently completed four fiscal quarters	2.30 to 1.00
Capital expenditures	Not to exceed 150% of Consolidated Depreciation charges for the immediate previous fiscal year	14%

Note 10.  Goodwill, net

The changes in the carrying amount of goodwill for the three month period ended March 31, 2011 are as follows:

Goodwill, net

(In Thousands of Dollars)	Metal Bearing Components Segment
Balance as of January 1, 2011	$8,396
Currency translation impacts	714
Balance as of March 31, 2011	$9,110

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs.  During the three month periods ended March 31, 2011, the financial results of the reporting unit with a goodwill balance exceeded the forecasted results used in testing for impairment at December 31, 2010.  Thus, as of March 31, 2011, there are no further indications of impairment at this reporting unit.

Note 11.     Intangible assets

The Precision Metal Components Segment has an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway.  There are no indicators of impairment for this indefinite lived intangible asset as of March 31, 2011.

Note 12.    Shared-Based Compensation

In the three month periods ended March 31, 2011 and 2010, approximately $0 and $1,166, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards.  There were no share awards or option awards granted during the three month period ended March 31, 2011.  During the three month period ended March 31, 2010, we granted 249 shares and 26 share options to non-executive directors, officers and certain other key employees.

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

We incurred $0 and $65 of stock option expense in the three month periods ended March 31, 2011 and 2010. The fair value of the options cannot be determined by market value, as our options are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes model which relies on certain assumptions to estimate an option's fair value.

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

The following table provides a reconciliation of option activity for the three month period ended March 31, 2011:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	1,205	$9.23
Granted	--	$--
Exercised	(177)	$9.55
Forfeited or expired	(3)	$1.30
Outstanding at March 31, 2011	1,025	$9.20	5.6	$9,291	(1)
Exercisable at March 31, 2011	964	$9.59	5.4	$8,333	(1)

(1) The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at March 31, 2011.

Note 13.    Provision for Income Taxes

During the three month period ended March 31, 2011, we continued to place a valuation allowance on all of the deferred tax assets of our U.S. locations, based on the negative financial performance of our U.S. operations during the global economic recession of 2008 and 2009.  The determination to place a valuation allowance on the additional tax benefits, principally from net operating losses, recorded by our U.S. based operations during the second quarter of 2009 was made based upon the fact that second quarter of 2009 and cumulative 2009 results of these entities were much more unfavorable than originally forecasted.  If U.S. operations return to a level of profitability sufficient to utilize these deferred tax assets, they will be used to offset future U.S. based taxable income.  If we determine the probability is more likely than not, the valuation allowance will be released and deferred tax benefits will be recognized.

For the three month periods ended March 31, 2011 and 2010, the difference between the U.S. federal statutory tax rate of 34% and our effective tax rates of 21% and 81%, respectively, was mainly due to not recognizing tax benefits or expense for our U.S. locations, as discussed above, for the first quarter of 2010.   For the first quarter of 2011, the effective rate was primarily impacted by non-U.S. based earnings taxed at lower rates.  The statutory and effective income tax rates in many of the foreign countries in which we operate are lower than the U.S. federal statutory rate.  Additionally, during the first quarter of 2011, the effective tax rate was reduced by recognizing deferred tax benefits totaling $631 related to the Eltmann deconsolidation.  These benefits related to losses for write-offs of receivables owed by Eltmann to certain NN subsidiaries that are deductible once Eltmann is liquidated in 2012 or 2013.   The table below summarizes the impacts on the effective tax rate for the three month periods ended March 31, 2011 and 2010.

(In Thousands of Dollars)	Three Months ended March 31, 2011	Three Months ended March 31, 2010

Income tax provision at the federal statutory rate of 34%	$2,365	$399
Applied U.S. valuation allowance	47	910
Non-U.S. earnings taxed at lower rates	(1,233)	(387)
U.S. State income taxes	79	--
Other differences	192	27
Provision for income taxes	$1,450	$949

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

We do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

Note 14.   Commitments and Contingencies

As described more fully in our Form 10-K for 2010, we continue to monitor the remediation efforts at a former waste recycling vendor used by our former Walterboro, South Carolina facility. The costs associated with the chosen remediation, which has been tentatively approved by the EPA, are estimated to be approximately $10,000 of which our allocated share is approximately $143 which has been fully accrued for as of March 31, 2011.  While there can be no assurances, we believe that the $143 is the maximum amount for which we will be liable under the tentatively accepted remediation plan.

All other legal matters are of an ordinary and routine nature and are incidental to our operations.  Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business or financial condition or on the results of operations.

Note 15.    Property Plant and Equipment

During the first quarter of 2011, $1,343 of property, plant and equipment at Eltmann was deconsolidated from the financial statements of NN.  (See Note 1 of the Notes to the Condensed Consolidated Financial Statements).

During the first quarter of 2010, we incurred $1,000 of accelerated depreciation to adjust certain assets that ceased to be used as of part of the Tempe Plant closure to the new estimated salvage values. (See Note 2 of the Notes to Consolidated Financial Statements).

Note 16.   Fair Value of Financial Instruments

The fair values of the Company’s fixed rate long-term borrowings are calculated by using a discounted cash flow analysis factoring in current market borrowing rates for similar types of borrowing arrangements under our credit profile. The current market borrowing rates are Level 2 inputs under the U.S. GAAP fair value hierarchy.  The carrying amounts and fair values of the Company’s long-term debt are in the table below:

	March 31, 2011		December 31, 2010
(In Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Variable rate long-term debt	$69,393	$69,393	$50,500	$50,500
Fixed rate long-term debt	$22,857	$22,482	$22,857	$22,195

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under Item 1.A. “Risk Factors.”  There have been no material changes to these risk factors since December 31, 2010.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010.

OVERALL RESULTS

	NN, Inc.
(In Thousands of Dollars)	2011	2010	Change
Net sales	$111,307	$85,340	$25,967
Foreign exchange effects				(404)
Volume				21,341
Price				1,704
Mix				386
Material inflation pass-through				2,940

Cost of products sold (exclusive of depreciation shown separately below)	90,299	68,916	21,383
Foreign exchange effects				106
Volume				14,783
Cost reduction				(1,705)
Mix				224
Inflation				3,708
New sales program start-up costs and other specific costs increases				4,267

Selling, general and administrative	7,966	7,890	76
Foreign exchange effects				(36)
Increase in spending				112

Depreciation and amortization	4,035	6,120	(2,085)
Foreign exchange effects				(19)
Accelerated depreciation due to plant closure during 2010 that did not repeat in 2011				(1,000)
Elimination of depreciation expense on fully depreciated assets				(1,066)

Restructuring and impairment charges	--	569	(569)
Gain from deconsolidation of bankrupt subsidiary	(209)	--	(209)
Interest expense	1,224	1,728	(504)
(Gain)loss on disposal of assets	(1)	1	(2)
Write-off of unamortized debt issuance cost	--	130	(130)
Other expense (income), net	1,036	(1,188)	2,224
Income before provision for income taxes	6,957	1,174	5,783
Provision for income taxes	1,450	949	501
Net loss	$5,507	225	$5,282

Net Sales.  Net sales increased during the first quarter of 2011 from the first quarter of 2010 due to sales growth in the customer end markets we serve.  Both automotive and industrial end markets have experienced strong year over year sales growth due to the overall macro economic growth and higher consumer demand.   The increase in sales due to price was the result of targeted price increases to our customers across all businesses and product lines.  The increase in sales from material inflation pass-through was due to increasing sales prices to our customers to recover actual material inflation incurred during the first quarter of 2011.

Cost of Products Sold (exclusive of depreciation).  The majority of the increase was due to the same sales volume increases discussed above.  Cost of products sold increased $2.5 million due to production inefficiencies and additional incurred costs from starting up production on new multi-year sales programs at our Wellington Plants of the Precision Metal Components Segment (discussed below).  Additionally, cost of products sold increased due to specific costs added during the first quarter of 2011 for incentive compensation ($0.7 million) and from higher levels of spending on scheduled repairs and maintenance and for manufacturing supplies ($0.6 million).  During the first quarter of 2010, spending was greatly depressed in these areas due to the global recession.  Finally, there were various one time benefits during the first quarter of 2010 related to labor concessions ($0.6 million) in Europe as a result of the global recession that did not repeat in the first quarter of 2011.

During the first quarter of 2011, our cost of products sold as a percentage of sales was approximately 81.1%, which is slightly higher than our historical range.  The higher cost of products sold was due to operational inefficiencies related to the new sales program start-ups and additional specific costs mentioned above.  In general, as sales increase, we are better able to leverage our existing fixed cost base, thereby reducing cost of products sold as a percentage of sales.

Selling, General and Administrative.  The increase in spending in selling, general and administrative expenses was due to the addition of incentive compensation that was not in place in the first quarter of 2010.  This was mostly offset by the one-time share based compensation expense incurred in the first quarter of 2010 from the immediate vesting of certain share awards granted during the first quarter of 2010.

Depreciation and Amortization.  A large portion of the decrease in depreciation and amortization expense was due to the accelerated depreciation of $1.0 million on certain fixed assets at our Tempe Plant during the first quarter of 2010, which did not repeat during 2011, and the elimination of the Tempe Plant depreciation due to ceasing operations in August 2010.  The remainder of the reduction was due to certain assets, which are still in use, at our Pinerolo Plant becoming fully depreciated from the second quarter of 2010 onward.

Interest Expense.  Interest expense was lower primarily due to decreases in the interest rate spread charged on our LIBOR credit facility and our senior notes.  These savings were achieved under the new credit agreement entered into in December 2010.

Restructuring and impairment charges.  During the three month period ended March 31, 2010, we incurred $0.6 million in restructuring charges related to the closure of our Tempe Plant.  (See Note 2 of the Notes to Condensed Consolidated Financial Statements).

Other expense ( income), net.  Included in other expense (income), net, during the three months ended March 31, 2011, was $0.9 million related to foreign exchange losses on inter-company loans.  During the three months ended March 31, 2010, inter-company loans generated foreign exchange gains of $1.1 million.  The gains and losses are a function of the appreciation or depreciation of the Euro versus the U.S. Dollar.

Provision for income taxes. For the three months ended March 31, 2011 and 2010, the difference between the effective tax rates of 21% and 81%, respectively, was mainly due to a valuation allowance placed on U.S. deferred tax benefits during the second quarter of 2009 that is still in effect.  Additionally, during 2011 the tax rate was reduced due to a greater portion of non-U.S. earnings being taxed at lower rates and from recognizing tax benefits related to the Eltmann deconsolidation.  (See Note 13 of the Notes to Condensed Consolidated Financial Statements).

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2011	2010	Change

Net sales	$83,782	$62,023	$21,759
Foreign exchange effects				(404)
Volume				17,909
Price				1,255
Mix				386
Material inflation pass-through				2,613
Segment net income	$9,831	$5,034	$4,797

The majority of our sales volume increase has been in our core Metal Bearings Component Segment.  This growth has been across all geographic regions and all end markets served, principally automotive and industrial.  Sales continue to grow incrementally from the fourth quarter of 2010 as macro economic forces have improved and consumer demand has been more robust than during 2010.

The segment net income was impacted primarily by the large increase in sales volume and the related production efficiencies and leveraging of fixed production costs.  The impact of fixed costs and related leveraging of production capacity is significant in this segment because a large portion of our installed capacity is in Western Europe, where labor cost is semi-variable.  Additionally, the segment results were favorably impacted by the implementation of planned cost reduction projects.  The 2010 segment net income includes $0.9 million in after-tax foreign exchange gains on certain inter-company loans as discussed above.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2011	2010	Change

Net sales	$16,402	$13,594	$2,808
Volume				2,558
Price				250
Segment net loss	$(2,208)	$(1,907)	$(301)

The majority of the increase in sales at this segment was due to higher customer demand within a new multi-year sales program.  Partially offsetting the volume increases from the new sales program was volume lost due to ceasing operations at the Tempe Plant during the third quarter of 2010.

The segment net loss in the first quarter of 2011 was affected by $2.5 million in operational inefficiencies and additional incurred costs related to ramping up production for two new large multi-year sales programs.  We have begun to see reductions in start-up costs on the first major sales program from the levels experienced during the fourth quarter of 2010.  However, we have begun to incur substantial start up costs on the second major multi-year sales program as production of these products began during the first quarter of 2011.   The start-up costs for these two programs more than offset the benefits from the additional sales volume during the first quarter of 2011.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2011	2010	Change

Net sales	$11,123	$9,723	$1,400
Volume				874
Price				199
Material inflation pass-through				327
Segment net income	$818	$700	$118

The volume increase for this segment was related to increased U.S. automotive end market demand as the economy and consumer demand has returned to more normalized levels.

The increase in segment net income for the first quarter of 2011 resulted from the 14% increase in sales and the related operational efficiencies from higher levels of production.

Changes in Financial Condition

From December 31, 2010 to March 31, 2011, our total assets increased $24.6 million and our current assets increased $21.3 million.  The appreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total assets and current assets to increase approximately $8.2 million and $3.8 million, respectively, from December 31, 2010.  Excluding the foreign exchange effects, accounts receivable was higher by $18.6 million due to the 30% increase in sales volume experienced in March and February 2011 from sales levels in December and November of 2010.  Additionally, the days sales outstanding have increased 4 days as of March 31, 2011 due to timing of certain customer receipts and higher mix of export customers with payment terms greater than 30 days at March 31, 2011.  Partially offsetting these increases was a $3.4 million reduction from the deconsolidation of Eltmann’s accounts receivable balances effective January 20, 2011.   Net overdue receivables remained unchanged at approximately 10% of total accounts receivable at December 31, 2010 and at March 31, 2011.  Excluding the foreign exchange effects, inventories decreased by $1.8 million from December 31, 2010, primarily from the deconsolidation of Eltmann’s inventory balances totaling $2.4 million effective January 20, 2011.  Excluding the foreign exchange effects, property, plant and equipment decreased $1.5 million as year to date capital spending was slightly lower than depreciation and machinery at Eltmann with a net book value of $1.3 million was deconsolidated effective January 20, 2011.

From December 31, 2010 to March 31, 2011, our total liabilities increased $10.9 million.  The appreciation in the value of Euro denominated account balances relative to the U.S. Dollar caused total liabilities to increase approximately $3.7 million from December 31, 2010.  The majority of the increase in liabilities was due to the increase in short-term and long-term portions of long-term debt.  Debt increased by $18.9 million in part to fund working capital due to the large growth in sales and production volumes experienced during the first quarter of 2011.  Partially offsetting this increase in debt was the elimination of the Eltmann accrued pension liability totaling $5.6 million due to deconsolidation of Eltmann.  Finally, excluding foreign exchange effects, accounts payable decreased $3.3 million due deconsolidating Eltmann accounts payable of $1.9 million and due to timing of payments to certain vendors.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $55.1 million at March 31, 2011 as compared to $32.1 million at December 31, 2010.  The ratio of current assets to current liabilities increased from 1.38:1 at December 31, 2010 to 1.67:1 at March 31, 2011.  The increase in working capital was due primarily to the growth in accounts receivable from the 30% increase in sales volume experienced during the first quarter of 2011.

Cash flow used by operations was $17.7 million for 2011 compared with cash flow used by operations of $0.2 million for the same period in 2010.  The unfavorable variance in cash flow used by operations was principally due to the large increase in accounts receivable, as discussed above, from the increased sales volumes experienced during the first quarter of 2011.

Liquidity and Capital Resources

Amounts outstanding under our $100.0 million credit facility and our $40.0 million senior notes as of March 31, 2011 were $69.4 million, including $1.7 million under our swing line of credit, and $22.9 million, respectively.  As of March 31, 2011, we can borrow up to an additional $29.9 million under the $100.0 million credit facility, including $8.3 million under our swing line of credit, subject to limitations based on existing financial covenants.  However, based on current forecasts we do not expect any limitations on access to this available credit.  The $29.9 million is net of $0.7 million of outstanding letters of credit at March 31, 2011 which are considered as usage of the facility.  We were in compliance with all covenants related to the amended and restated $100.0 million credit facility and the amended and restated $40.0 million senior notes as of March 31, 2011.  The specific covenants to which we are subject and our actual results compared to those covenants are disclosed in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Many of our locations use the Euro as their functional currency.  In 2011, the fluctuation of the Euro against the U.S. Dollar unfavorably impacted revenue, increased the value of assets and liabilities of certain foreign subsidiaries and had an unfavorable impact on net income due to losses on translation of intercompany loans.  As of March 31, 2011, no currency hedges were in place.  Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have made planned capital expenditures totaling $3.8 million as of March 31, 2011.  During 2011, we expect to spend approximately $23.0 million on capital expenditures, the majority of which relate to new or expanded business.  We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our capital expenditures and working capital needs through March 2012.  We base this assertion on our current availability for borrowing of up to $29.9 million and our forecasted positive cash flow from operations for the remaining quarters of 2011.

Seasonality and Fluctuation in Quarterly Results

Historically, our net sales in the Metal Bearing Components Segment have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that have significantly slower production during the month of August.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our annual report on Form 10-K for the year ended December 31, 2010, including those policies as discussed in Note 1 to the annual report.  There have been no changes to these policies during the three month period ended March 31, 2011.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies.  To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks.  We are exposed to changes in interest rates primarily as a result of our borrowing activities.  At March 31, 2011, we had $69.4 million outstanding under our variable rate revolving credit facilities and $22.9 million fixed rate senior notes outstanding.  See Note 9 of the Notes to Condensed Consolidated Financial Statements.  At March 31, 2011, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.7 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates.  We did not hold a position in any foreign currency hedging instruments as of March 31, 2011.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of March 31, 2011, the end of the period covered by this quarterly report.

There have been no changes in the fiscal quarter ended March 31, 2011 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.     Legal Proceedings

As described more fully in our Form 10-K for 2010, we continue to monitor the remediation efforts at a former waste recycling vendor used by our former Walterboro, South Carolina facility. The costs associated with the chosen remediation, which has been tentatively approved by the EPA, are estimated to be approximately $10,000 of which our allocated share is approximately $143 which has been fully accrued for as of March 31, 2011.  While there can be no assurances, we believe that the $143 is the maximum amount for which we will be liable under the tentatively accepted remediation plan.

All of our other legal proceedings are of an ordinary and routine nature and are incidental to our operations.  Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business or financial condition or on the results of operations.

Item 1.A.  Risk Factors

Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under Item 1.A. “Risk Factors.”  There have been no material changes to these risk factors since December 31, 2010.

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

NN, Inc.
______________________________________________________
(Registrant)

Date: May 10, 2011	/s/Roderick R. Baty
Roderick R. Baty,
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 10, 2011	/s/ James H. Dorton
James H. Dorton
Senior Vice President – Corporate Development and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: May 10, 2011	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.,
Vice President and Chief Administrative Officer
(Duly Authorized Officer)

Date: May 10, 2011	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Corporate Controller
(Principal Accounting Officer)