Form 10-Q
period 2011-06-30
NN INC
filed 2011-08-09
CIK 918541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of August 3, 2011, there were 16,948,632 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NN, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands of Dollars, Except Per Share Data)	2011	2010	2011	2010

Net sales	$115,922	$92,693	$227,229	$178,033
Cost of products sold (exclusive of depreciation and amortization shown separately below)	94,657	73,423	184,955	142,339
Selling, general and administrative	7,720	7,150	15,686	15,040
Depreciation and amortization	4,291	4,842	8,326	10,962
Loss on disposal of assets	3	2	3	3
Restructuring and impairment charges	—	667	—	1,236
Gain from deconsolidation of bankrupt subsidiary	—	—	(209)	—

Income from operations	9,251	6,609	18,468	8,453

Interest expense	1,220	1,755	2,444	3,483
Write-off of unamortized debt issuance costs	—	—	—	130
Other expense (income), net	155	(1,789)	1,191	(2,977)

Income before provision for income taxes	7,876	6,643	14,833	7,817
Provision for income taxes	2,049	1,520	3,499	2,469

Net income	5,827	5,123	11,334	5,348

Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,964	(8,485)	8,494	(14,921)

Comprehensive income (loss )	$7,791	$(3,362)	$19,828	$(9,573)

Basic income per common share:	$0.35	$0.31	$0.68	$0.33

Weighted average shares outstanding	16,864	16,522	16,733	16,388

Diluted income per common share:	$0.34	$0.31	$0.67	$0.32

Weighted average shares outstanding	17,119	16,633	16,974	16,492

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In Thousands of Dollars)	2011	2010

Assets
Current assets:
Cash	$9,923	$5,556
Accounts receivable, net of allowance for doubtful accounts of $440 and $473, respectively	81,547	63,331
Inventories, net	42,654	41,882
Other current assets	5,525	4,901

Total current assets	139,649	115,670

Property, plant and equipment, net	123,592	118,488
Goodwill, net	9,317	8,396
Intangible assets	900	900
Other non-current assets	5,272	5,101

Total assets	$278,730	$248,555

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,458	$55,549
Accrued salaries, wages and benefits	12,848	13,548
Current maturities of long-term debt	6,655	5,714
Income taxes payable	1,392	2,560
Other current liabilities	7,002	6,216

Total current liabilities	83,355	83,587

Non-current deferred tax liabilities	4,396	3,954
Long-term debt, net of current portion	80,129	67,643
Accrued pension	8,654	13,438
Other non-current liabilities	1,843	1,826

Total liabilities	178,377	170,448

Total stockholders’ equity	100,353	78,107

Total liabilities and stockholders’ equity	$278,730	$248,555

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock				Accumulated
	Number		Additional		Other
	Of	Par	Paid in	Retained	Comprehensive
(In Thousands of Dollars and Shares)	Shares	Value	Capital	Earnings	Income	Total

Balance, January 1, 2011	16,620	$167	$51,863	$6,675	$19,402	$78,107
Net income	—	—	—	11,334	—	11,334
Shares issued for options	244	2	2,300	—	—	2,302
Stock option expense	—	—	66	—	—	66
Restricted stock expense	75	—	50	—	—	50
Foreign currency translation gain	—	—	—	—	8,494	8,494

Balance, June 30, 2011	16,939	$169	$54,279	$18,009	$27,896	$100,353

The accompanying notes are an integral part of the financial statements.

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(In Thousands of Dollars)	2011	2010

Operating Activities:
Net income	$11,334	$5,348
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	8,326	10,962
Amortization of debt issuance costs	409	730
Write-off of unamortized debt issuance cost	—	130
Loss on disposal of assets	3	3
Deferred income tax expense (benefit)	—	(57)
Non-cash gain from deconsolidation of bankrupt subsidiary	(209)	—
Share-based compensation expense	116	1,200
Non-cash interest income from long-term note receivable	(126)	—
Changes in operating assets and liabilities:
Accounts receivable	(19,141)	(20,288)
Inventories	(1,668)	(1,743)
Accounts payable	(627)	6,267
Other assets and liabilities	(434)	2,574

Net cash (used) provided by operating activities	(2,017)	5,126

Investing Activities:
Acquisition of property, plant and equipment	(10,173)	(4,354)
Cash lost on deconsolidation of Eltmann subsidiary	(979)	—
Proceeds from disposals of property, plant and equipment	106	2

Net cash used by investing activities	(11,046)	(4,352)

Financing Activities:
Proceeds (repayment) of short-term debt	941	(1,228)
Principal payment on capital lease	(32)	(28)
Proceeds from long term debt	12,486	2,085
Proceeds from issuance of stock	2,302	7
Debt issuance cost paid	(334)	(422)

Net cash provided by financing activities	15,363	414

Effect of exchange rate changes on cash flows	2,067	(3,889)

Net Change in Cash	4,367	(2,701)
Cash at Beginning of Period	5,556	8,744

Cash at End of Period	$9,923	$6,043

Supplemental schedule of non-cash investing and financing activities:
The following amounts were deconsolidated from the Condensed Consolidated Balance Sheet of NN due to the bankruptcy of a subsidiary on January 20, 2011 and are not reflected in the net cash used by operating activities above:
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

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)
Note 1. Interim Financial Statements
The accompanying condensed consolidated financial statements of NN, Inc. have not been audited, except that the balance sheet at December 31, 2010 was derived from the Company’s audited consolidated financial statements. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three and six month periods ended June 30, 2011 and 2010, the Company’s financial position at June 30, 2011 and December 31, 2010, and the cash flows for the six month periods ended June 30, 2011 and 2010. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited, condensed and consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent annual report on Form 10-K for the year ended December 31, 2010 which we filed with the Securities and Exchange Commission on March 15, 2011. The results for the three and six month period ended June 30, 2011 are not necessarily indicative of results for the year ending December 31, 2011 or any other future periods.
Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our wholly owned German subsidiary, Kugelfertigung Eltmann GbmH (“Eltmann” or “Eltmann Plant”), sustained a significant weakening of its financial condition and as a result became insolvent at which point it was required to file for bankruptcy under German bankruptcy law. The filing was made in the bankruptcy court in Germany on January 20, 2011. As of this date, NN lost the ability to control or manage Eltmann as a result of the bankruptcy court trustee taking over effective control and day to day management of this subsidiary. As a result of loss of control of this subsidiary, NN deconsolidated the assets and liabilities of Eltmann from our Consolidated Financial Statements effective January 20, 2011.
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
The following table summarizes the effects on the June 30, 2011 Condensed Consolidated Balance Sheet of the deconsolidation of Eltmann effective January 20, 2011:

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

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)
Note 2. Restructuring Charges and Other
During the first quarter of 2010, we announced the closure of the Tempe Plant. The closure impacted approximately 130 employees. Economic conditions at that time coupled with the long-term manufacturing strategy for our Whirlaway business necessitated a consolidation of our manufacturing resources into existing facilities in Ohio. During the three and six month periods ended June 30, 2010, we accrued $604 and $1,137, respectively, of severance costs related to the closure. The severance costs were recognized pro-rata over the period from the announcement date until the employees’ termination date as continued employment was a requirement to receive severance payments. Additionally, during the three and six month periods ended June 30, 2010, we incurred $63 of site closure and other associated costs. In the first quarter of 2010, we incurred $1,000 of accelerated depreciation related to certain fixed assets that ceased to be used due to the Tempe Plant closure.
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
The Tempe Fixed Asset Note had an original face value of $2,500, a 60 month term, a 7% interest rate, interest only payments for 24 months, principal and interest payments totaling $40 per month for the next 36 months followed by a balloon payment of $1,525. The note is secured by a first lien on approximately $1,000 of the assets and a second lien on the remaining assets. As of June 30, 2011, the note had an estimated fair value and carrying value of $1,688 determined using a discounted cash flow method applying market interest rates for similar types of seller financed, partially secured promissory notes (Level 3 under the U.S. GAAP fair value hierarchy). This note is reported within other current assets for the current portion and other non-current assets for the long-term portion within the Condensed Consolidated Balance Sheets.
Note 4. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.
Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2011	2010

Raw materials	$13,422	$12,882
Work in process	9,664	8,837
Finished goods	21,061	21,467
Less inventory reserves	(1,493)	(1,304)

	$42,654	$41,882

Inventories on consignment at customer locations as of June 30, 2011 and December 31, 2010 totaled $3,870 and $3,401, respectively.
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

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)
Note 5. Net Income Per Share

	Three months ended		Six months ended
	June 30,		June 30,
(In Thousands of Dollars, Except Per Share Data)	2011	2010	2011	2010

Net income	$5,827	$5,123	$11,334	$5,348

Weighted average basic shares outstanding	16,864	16,522	16,733	16,388
Effect of dilutive stock options	255	111	241	104

Weighted average dilutive shares outstanding	17,119	16,633	16,974	16,492

Basic net income per share	$0.35	$0.31	$0.68	$0.33

Diluted net income per share	$0.34	$0.31	$0.67	$0.32

There were 201 anti-dilutive options with an exercise price of $14.13 excluded from the dilutive shares outstanding for the three and six month periods ended June 30, 2011. Excluded from the dilutive shares outstanding for the three and six month periods ended June 30, 2010 were 1,132 anti-dilutive options which had exercise prices ranging from $4.42 to $12.62.
Note 6. Segment Information
The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in our annual report on Form 10-K for the fiscal year ended December 31, 2010. We evaluate segment performance based on segment net income or loss after income taxes. We account for inter-segment sales and transfers at current market prices. We did not have any significant inter-segment transactions during the three and six month periods ended June 30, 2011 and 2010.

		Precision	Plastic and
	Metal Bearing	Metal	Rubber
	Components	Components	Components	Corporate and
(In Thousands of Dollars)	Segment	Segment	Segment	Consolidations	Total

Three Months ended June 30, 2011
Revenues from external customers	$84,827	$19,534	$11,561	$—	$115,922

Segment net income (loss)	$8,898	$(1,130)	$918	$(2,859)	$5,827

Six Months ended June 30, 2011
Revenues from external customers	$168,609	$35,936	$22,684	$—	$227,229

Segment net income (loss)	$18,729	$(3,338)	$1,736	$(5,793)	$11,334

Total assets	$208,313	$44,703	$21,559	$4,155	$278,730

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

		Precision	Plastic and
	Metal Bearing	Metal	Rubber
	Components	Components	Components	Corporate and
(In Thousands of Dollars)	Segment	Segment	Segment	Consolidations	Total

Three Months ended June 30, 2010
Revenues from external customers	$66,866	$16,017	$9,810	$—	$92,693

Segment net income (loss)	$8,256	$(592)	$750	$(3,291)	$5,123

Six Months ended June 30, 2010
Revenues from external customers	$128,889	$29,611	$19,533	$—	$178,033

Segment net income (loss)	$13,290	$(2,499)	$1,450	$(6,893)	$5,348

Total assets	$179,365	$33,441	$18,772	$4,036	$235,614
Note 7. Pensions
Effective January 20, 2011, the defined benefit pension plan covering the employees at our Eltmann Plant is under control of the bankruptcy trustee and has been or will be taken over by the German government’s pension security fund. The plan is no longer a responsibility of NN, resulting in a reduction of Accrued pension liabilities of $5,623 on January 20, 2011. We have no remaining pension obligations. (See Note 1 of the Notes to Condensed Consolidated Financial Statements).
Severance Indemnity
In accordance with Italian law, the Company has an unfunded severance plan covering our Pinerolo Plant employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment. The table below summarizes the changes to the severance indemnity for the three and six month periods ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
(In Thousands of Dollars)	2011	2010	2011	2010

Beginning balance	$7,658	$7,488	$7,115	$8,015
Amounts accrued	311	278	651	575
Payments to employees	(120)	(235)	(134)	(330)
Payments to government managed plan	(168)	(173)	(403)	(387)
Currency impacts	133	635	585	120

Ending balance	$7,814	$7,993	$7,814	$7,993

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)
Service and Early Retirement Provisions
We have two plans that cover our Veenendaal Plant employees. One plan provides an award for employees who achieve 25 or 40 years of service and the other plan is an award for employees upon retirement. These plans are both unfunded and the benefits are based on years of service and rate of compensation at the time the award is paid. The table below summarizes the combined changes in the two plans during the three and six month periods ended June 30, 2011 and 2010.

	Three months ended		Six months ended
	June 30,		June 30,
(In Thousands of Dollars)	2011	2010	2011	2010

Beginning balance	$835	$768	$749	$805
Service cost	6	14	26	33
Interest cost	17	3	38	40
Benefits paid	(33)	1	(36)	(39)
Currency impacts	15	(67)	63	(120)

Ending balance	$840	$719	$840	$719

Note 8. New Accounting Pronouncements
In June 2011, the FASB issued amended accounting guidance related to presentation of comprehensive income. The standards update is intended to help financial statement users better understand the causes of an entity’s change in financial position and results of operation. It is effective for reporting periods beginning after December 15, 2011. The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statement where the components of net income and other comprehensive income are presented. We plan on adopting this guidance for reporting periods beginning after December 15, 2011 and are currently assessing the impact on financial statement presentation of adopting this guidance.

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)
Note 9. Long-Term Debt and Short-Term Debt
Long-term debt and short-term debt at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010

Borrowings under our $100,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.26% at June 30, 2011) plus an applicable margin of 3.25%, expiring December 21, 2014.	$69,641	$50,500

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 6.70% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	17,143	22,857

Total debt	86,784	73,357

Less current maturities of long-term debt	6,655	5,714

Long-term debt, excluding current maturities of long-term debt	$80,129	$67,643

On December 21, 2010, we entered into an amended and restated revolving credit facility expiring December 21, 2014 with Key Bank as administrative agent with an initial size of $75 million. The amended agreement was entered into to adjust our financial and non-financial covenants to more normalized measures and to provide greater ability to fund our capital investment plans. The interest rate was amended to LIBOR plus a margin of 1.5% to 3.5% (depending on the level of the ratio of debt to EBITDA) from LIBOR plus a margin of 4.75%. The facility may be expanded upon our request with approval of the lenders by up to $60 million, under the same terms and conditions. On March 9, 2011, we exercised an option to increase the size of the facility from $75 million to $100 million to allow additional flexibility and to fund potential growth projects.
The loan agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt. The facility has a $10 million swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility. As of June 30, 2011, $1,983 of net capitalized loan origination costs related to the revolving credit facility were recorded on the balance sheet within other non-current assets.
On December 21, 2010, our senior note agreement with Prudential Capital was also amended. The amended agreement was entered into to adjust our financial and non-financial covenants to more normalized measures and to provide greater ability to fund our capital investment plans. There were no changes to the terms or availability of credit but the interest rate was reduced from 8.50% to 6.70%. The agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt. Interest is paid semi-annually and the note matures on April 26, 2014. Annual principal payments of approximately $5,714 began on April 26, 2008 and extend through the date of maturity. We incurred costs as a result of issuing these notes which have been recorded as a component of

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)
other non-current assets and are being amortized over the term of the notes. The unamortized balance at June 30, 2011 was $350.
The specific covenants to which we are subject and the actual results achieved for the six month period ended June 30, 2011 are stated below.

Actual Level
Financial Covenants	Required Covenant Level	Achieved
Interest coverage ratio	Not to be less than 3.00 to 1.00 as of the last day of any fiscal quarter	4.90 to 1.00
Fixed charge coverage	Not to be less 1.10 to 1.00 as of the last day of any fiscal quarter	1.13 to 1.00
Leverage ratio	Not to exceed 2.75 to 1.00 for the most recently completed four fiscal quarters	2.13 to 1.00
Capital expenditures	Not to exceed 150% of Consolidated Depreciation charges for the immediate previous fiscal year	36%
While the actual fixed charge coverage ratio approximates the required ratio at June 30, 2011, we do not project any failures of our financial covenants within the next 12 months due to projected earnings before interest, taxes, depreciation, and amortization. The main drivers of the fixed charge coverage ratio are rolling four quarters earnings before interest, taxes, depreciation, and amortization and rolling four quarters capital expenditures. The reasons the actual ratio approximated the required ratio at June 30, 2011, were lower Q3 2010 earnings before interest, taxes, depreciation, and amortization and a higher level of capital expenditure in the second quarter of 2011 versus the first quarter of 2011. The lower Q3 2010 earnings before interest, taxes, depreciation, and amortization was due to lower income from operations related to normal seasonality and from almost $2.2 million of cash and non-cash restructuring charges incurred in that quarter. If necessary to maintain financial covenant compliance, we can control subsequent quarterly capital expenditure levels.
Note 10. Goodwill, net
The changes in the carrying amount of goodwill for the six month period ended June 30, 2011 are as follows:
Goodwill, net

Metal Bearing
Components
(In Thousands of Dollars)	Segment
Balance as of January 1, 2011	$8,396
Currency translation impacts	921

Balance as of June 30, 2011	$9,317

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. During the three and six month periods ended June 30, 2011, the financial results of the reporting unit with a goodwill balance exceeded the forecasted results used in testing for impairment at December 31, 2010. As of June 30, 2011, there are no further indications of impairment at this reporting unit.
Note 11. Intangible Assets
The Precision Metal Components Segment has an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway. There are no indicators of impairment for this indefinite lived intangible asset as of June 30, 2011.

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)
Note 12. Shared-Based Compensation
In the three and six month periods ended June 30, 2011 and 2010, approximately $116 and $116 in 2011 and $34 and $1,200 in 2010, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards. There were 75 share awards and 201 option awards granted to non-executive directors, officers and certain other key employees during the three and six month periods ended June 30, 2011.
During the three month period ended March 31, 2010, we granted 249 shares and 26 share options to non-executive directors, officers and certain other key employees. The 249 shares of our common stock were issued on March 17, 2010 and were fully vested at the date of grant. We incurred $1,101 of non-cash compensation expense, which was the entire fair value of the grant, at that date. The fair value of the shares issued was determined by using the grant date closing price of our common stock.
We incurred $66 and $99 of stock option expense in the six month periods ended June 30, 2011 and 2010, respectively. The fair value of the options cannot be determined by market value, as our options are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes model which relies on certain assumptions to estimate an option’s fair value.
The following table provides a reconciliation of option activity for the six month period ended June 30, 2011:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares (000)	Price	Term	Value ($000)

Outstanding at January 1, 2011	1,205	$9.23
Granted	201	$14.13
Exercised	(244)	$9.45
Forfeited or expired	(3)	$1.30

Outstanding at June 30, 2011	1,159	$10.05	6.1	$5,687 (1)

Exercisable at June 30, 2011	897	$9.62	7.4	$4,765 (1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at June 30, 2011.
Note 13. Provision for Income Taxes
As of June 30, 2011, we continued to place a valuation allowance on all of the deferred tax assets of our U.S. locations, based on the negative financial performance of our U.S. operations during the global economic recession of 2008 and 2009. If U.S. operations return to a level of profitability sufficient to utilize a portion of these deferred tax assets, these assets will be used to offset future U.S. based taxable income. If we determine the probability of realizing all the tax benefits is more likely than not, the entire valuation allowance will be released and deferred tax benefits will be recognized.
For the six month periods ended June 30, 2011 and 2010, the difference between the U.S. federal statutory tax rate of 34% and our effective tax rates of 24% and 32%, respectively, was primarily due to non-U.S. based earnings taxed at lower rates. The statutory and effective income tax rates in many of the foreign countries in which we operate are lower than the U.S. federal statutory rate. Additionally, during the first quarter of 2011, the effective tax rate was reduced by recognizing deferred tax benefits totaling $631 related to the Eltmann deconsolidation. These benefits related to losses for write-offs of receivables owed by Eltmann to certain NN subsidiaries that will be deductible once Eltmann is finally liquidated in 2012 or 2013. The table below summarizes the impacts on the effective tax rate for the six month periods ended June 30, 2011 and 2010.

NN, Inc.
Notes To Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)
(unaudited)

	Six Months ended	Six Months ended
(In Thousands of Dollars)	June 30, 2011	June 30, 2010
Income tax provision at the federal statutory rate of 34%	$5,043	$2,658
(Decrease) increase in U.S. valuation allowance	(181)	1,012
Non-U.S. earnings taxed at lower rates	(1,522)	(1,125)
U.S. State income taxes	123	—
Other differences	36	(76)

Provision for income taxes	$3,499	$2,469

During the three and six month periods ended June 30, 2011, we have begun to recognize tax expense at our Kunshan (China) Plant and our Kysucke (Slovakia) Plant as we have fully utilized the previous net operating losses at these foreign jurisdictions.
We do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.
Note 14. Commitments and Contingencies
As described more fully in our Form 10-K for 2010, we continue to monitor the remediation efforts at a former waste recycling vendor used by our former Walterboro, South Carolina facility. The costs associated with the remediation, which has been tentatively approved by the EPA, are estimated to be approximately $10,000. Our allocated share is approximately $143 which has been fully accrued as of June 30, 2011. While there can be no assurances, we believe that the $143 is the maximum amount for which we will be liable under the tentatively accepted remediation plan.
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

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In Thousands of Dollars)	Amount	Value	Amount	Value

Variable rate long-term debt	$69,641	$69,641	$50,500	$50,500
Fixed rate long-term debt	$17,143	$16,860	$22,857	$22,195

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Risk Factors
Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under Item 1.A. “Risk Factors.” There have been no material changes to these risk factors since December 31, 2010.
Results of Operations
Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010.
OVERALL RESULTS

	NN, Inc.
(In Thousands of Dollars)	2011	2010	Change

Net sales	$115,922	$92,693	$23,229
Foreign exchange effects				6,280
Volume				11,129
Price				1,944
Mix				288
Material inflation pass-through				3,588

Cost of products sold (exclusive of depreciation and amortization shown separately below)	94,657	73,423	21,234
Foreign exchange effects				5,890
Volume				7,608
Cost reduction				(1,936)
Mix				450
Inflation				4,747
New sales program start-up costs and other specific costs increases				4,475

Selling, general and administrative	7,720	7,150	570
Foreign exchange effects				333
Increase in spending				237

Depreciation and amortization	4,291	4,842	(551)
Foreign exchange effects				248
Elimination of depreciation expense on fully depreciated assets				(799)

Restructuring and impairment charges	—	667	(667)
Interest expense	1,220	1,755	(535)
Loss on disposal of assets	3	2	1
Other expense (income), net	155	(1,789)	1,944

Income before provision for income taxes	7,876	6,643	1,233
Provision for income taxes	2,049	1,520	529

Net income	$5,827	$5,123	$704

Net Sales. Net sales increased during the second quarter of 2011 from the second quarter of 2010 due to sales growth in the customer end markets we serve. Both automotive and industrial end markets have experienced year over year sales growth due to the overall macroeconomic growth and higher consumer demand. Additionally, sales were higher due to the appreciation in value of Euro denominated sales. However, the growth in sales volume during the second quarter of 2011 was relatively flat compared with the first quarter of 2011. The increase in sales due to price was the result of targeted price increases to our customers across all businesses and product lines. The increase in sales from material inflation pass-through was due to increasing sales prices to our customers to recover actual material inflation incurred during the second quarter of 2011.
Cost of Products Sold (exclusive of depreciation). The majority of the increase was due to the sales volume increases discussed above and from the appreciation of Euro denominated costs. Cost of products sold increased $2.0 million due to production inefficiencies and additional incurred costs from starting up production on new multi-year sales programs at our Wellington Plants of the Precision Metal Components Segment (discussed below). Additionally, cost of products sold increased due to specific costs added during the second quarter of 2011 for compensation related costs ($0.7 million), and from higher levels of spending on scheduled repairs and maintenance and for manufacturing supplies ($1.4 million). During the first quarter of 2010, spending was greatly depressed in these areas due to the global recession. Finally, there were one time benefits during the second quarter of 2010 related to credits from a material supplier ($0.4 million) in Europe that did not repeat in the second quarter of 2011.
During the second quarter of 2011, our cost of products sold as a percentage of sales was approximately 81.7%, which is slightly higher than our historical range. The higher cost of products sold was due to operational inefficiencies related to the new sales program start-ups and additional specific costs mentioned above.
Selling, General and Administrative. The increase in spending in selling, general and administrative expenses was due to higher incentive compensation at most locations and from the addition of certain key positions at our Precision Metal Segment to support growth in this business.
Depreciation and Amortization. The reduction was due to certain assets, which are still in use, at our Pinerolo Plant becoming fully depreciated from the second quarter of 2010 onward and from the elimination of the Tempe Plant depreciation due to ceasing operations in August 2010.
Interest Expense. Interest expense was lower primarily due to decreases in the interest rate spread charged on our LIBOR credit facility and our senior notes, partially offset by higher overall debt levels during 2011. These savings were achieved under the new credit agreement entered into in December 2010.
Restructuring and impairment charges. During the three month period ended June 30, 2010, we incurred $0.7 million in restructuring charges related to the closure of our Tempe Plant. (See Note 2 of the Notes to Condensed Consolidated Financial Statements).
Other expense (income), net. Included in other expense (income), net, during the three months ended June 30, 2011, was $0.3 million related to foreign exchange losses on inter-company loans. During the three months ended June 30, 2010, inter-company loans generated foreign exchange gains of $1.7 million. The gains and losses are a function of the appreciation or depreciation of the Euro versus the U.S. Dollar.
Provision for income taxes. For the three months ended June 30, 2011 and 2010, the difference between the effective tax rates of 26% and 23%, respectively, was mainly due to accruing tax expense in China and Slovakia for the first time during 2011 as the previous net operating losses for these locations have been fully utilized. (See Note 13 of the Notes to Condensed Consolidated Financial Statements).

RESULTS BY SEGMENT
METAL BEARING COMPONENTS SEGMENT

		Three months ended
	June 30,
(In Thousands of Dollars)	2011	2010	Change

Net sales	$84,827	$66,866	$17,961
Foreign exchange effects				6,280
Volume				7,416
Price				1,029
Mix				288
Material inflation pass-through				2,948
Segment net income	$8,898	$8,256	$642
The majority of our sales volume increase has been in our core Metal Bearings Component Segment. During the second quarter the majority of our growth was at our U.S. based businesses which serve both domestic and international automotive and industrial markets. During the second quarter, sales volumes were flat at this segment compared to the levels experienced during the first quarter of 2011.
The segment net income was impacted primarily by the increase in sales volume and the related production efficiencies and leveraging of fixed production costs. Additionally, the segment net income was higher due to the sales price increases. Finally, the segment results were favorably impacted by the implementation of planned cost reduction projects. The 2010 segment net income included $1.4 million in after-tax foreign exchange gains on certain inter-company loans as discussed above.
PRECISION METAL COMPONENTS SEGMENT

		Three months ended
	June 30,
(In Thousands of Dollars)	2011	2010	Change

Net sales	$19,534	$16,017	$3,517
Volume				2,516
Price				717
Material inflation pass-through				284
Segment net loss	$(1,130)	$(592)	$(538)
The majority of the increase in sales at this segment was due to the addition of four new multi-year sales programs. Partially offsetting the volume increases from the new sales programs was volume lost due to ceasing operations at the Tempe Plant during the third quarter of 2010. Additionally sales were higher due to targeted price increases rolled out during early 2011.
The segment net loss in the second quarter of 2011 was affected by $2.0 million in operational inefficiencies and additional incurred costs related to ramping up production for four new large multi-year sales programs. We have begun to see reductions in start-up costs on the first major sales program from the levels experienced during the fourth quarter of 2010 and the first quarter of 2011. However, we have begun to incur substantial start-up costs on the other major multi-year sales programs as production of these products began during the first quarter of 2011. The start-up costs for these programs more than offset the benefits from the additional sales volume during the second quarter of 2011.

PLASTIC AND RUBBER COMPONENTS SEGMENT

		Three months ended
	June 30,
(In Thousands of Dollars)	2011	2010	Change

Net sales	$11,561	$9,810	$1,751
Volume				1,197
Price				198
Material inflation pass-through				356
Segment net income	$918	$750	$168
The volume increase for this segment was related to increased U.S. automotive end market demand as the economy and consumer demand have returned to more normalized levels.
The increase in segment net income for the first quarter of 2011 resulted from the 18% increase in sales and the related operational efficiencies from higher levels of production partially offset by operational inefficiencies due to starting-up a new sales program.

Results of Operations
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010.
OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2011	2010	Change

Net sales	$227,229	$178,033	$49,196
Foreign exchange effects				6,442
Volume				31,904
Price				3,648
Mix				674
Material inflation pass-through				6,528

Cost of products sold (exclusive of depreciation and amortization shown separately below)	184,955	142,339	42,616
Foreign exchange effects				5,798
Volume				22,565
Cost reduction				(3,641)
Mix				674
Inflation				8,454
New sales program start-up costs and other specific costs increases				8,766

Selling, general, and administrative	15,686	15,040	646
Foreign exchange effects				283
Increase in spending				363

Depreciation and amortization	8,326	10,962	(2,636)
Foreign exchange effects				203
Accelerated depreciation due to plant closure during 2010 that did not repeat in 2011				(1,000)
Elimination of depreciation expense on fully depreciated assets				(1,839)

Restructuring and impairment charges	—	1,236	(1,236)
Gain from deconsolidation of bankrupt subsidiary	(209)	—	(209)
Interest expense, net	2,444	3,483	(1,039)
(Gain) loss on disposal of assets	3	3	—
Write-off of unamortized debt issuance cost	—	130	(130)
Other expense (income), net	1,191	(2,977)	4,168

Income before provision for income taxes	14,833	7,817	7,016
Provision for income taxes	3,499	2,469	1,030

Net income	$11,334	$5,348	$5,986

Net Sales. Net sales increased during the first half of 2011 from the first half of 2010 due to sales growth in the customer end markets we serve. Both automotive and industrial end markets have experienced strong year over year sales growth due to the overall macro-economic growth and higher consumer demand. The increase in sales due to price was the result of targeted price increases to our customers across all businesses and product lines. The increase in sales from material inflation pass-through was due to increasing sales prices to our customers to recover actual material inflation incurred during the first half of 2011.
Cost of Products Sold (exclusive of depreciation). The majority of the increase was due to the same sales volume increases discussed above. Cost of products sold increased $4.5 million due to production inefficiencies and additional incurred costs from starting up production on new multi-year sales programs at our Wellington Plants of the Precision Metal Components Segment (discussed below). Additionally, cost of products sold increased due to specific costs added during the first half of 2011 for incentive compensation and compensation related costs ($1.4 million), and from higher levels of spending on scheduled repairs and maintenance and for manufacturing supplies

($2.0 million). During the first half of 2010, spending was greatly depressed in these areas due to the global recession. Finally, there were various one time benefits during the first half of 2010 related to labor concessions and credits from a material supplier (totaling $1.0 million) in Europe that did not repeat in the first half of 2011.
During the first half of 2011, our cost of products sold as a percentage of sales was approximately 81.4%, which is slightly higher than our historical range. The higher cost of products sold was due to operational inefficiencies related to the new sales program start-ups and additional specific costs mentioned above.
Selling, General and Administrative. The increase in spending in selling, general and administrative expenses was due to the addition of incentive compensation that was not in place during 2010 and from the addition of certain key positions at our Precision Metal Components Segment to support growth in this business.
Depreciation and Amortization. A large portion of the decrease in depreciation and amortization expense was due to the accelerated depreciation of $1.0 million on certain fixed assets at our Tempe Plant during the first quarter of 2010, which did not repeat during 2011, and the elimination of the Tempe Plant depreciation from the 2011 expense due to ceasing operations in August 2010. The remainder of the reduction was due to certain assets, which are still in use, at our Pinerolo Plant becoming fully depreciated from the second quarter of 2010 onward.
Interest Expense. Interest expense was lower primarily due to decreases in the interest rate spread charged on our LIBOR credit facility and our senior notes partially offset by higher overall debt levels during 2011. These savings were achieved under the new credit agreement entered into in December 2010.
Restructuring and impairment charges. During the six month period ended June 30, 2010, we incurred $1.2 million in restructuring charges related to the closure of our Tempe Plant. (See Note 2 of the Notes to Condensed Consolidated Financial Statements).
Other expense (income), net. Included in other expense (income), net, during the six months ended June 30, 2011, was $1.1 million related to foreign exchange losses on inter-company loans. During the six months ended June 30, 2010, inter-company loans generated foreign exchange gains of $2.8 million. The gains and losses are a function of the appreciation or depreciation of the Euro versus the U.S. Dollar.
Provision for income taxes. For the six months ended June 30, 2011 and 2010, the difference between the effective tax rates of 24% and 32%, respectively, was mainly due to the 2011 tax rate being reduced from a greater portion of non-U.S. earnings being taxed at lower rates and from recognizing tax benefits related to the Eltmann deconsolidation. (See Note 13 of the Notes to Condensed Consolidated Financial Statements).
RESULTS BY SEGMENT
METAL BEARING COMPONENTS SEGMENT

		Six months ended
	June 30,
(In Thousands of Dollars)	2011	2010	Change

Net sales	$168,609	$128,889	$39,720
Foreign exchange effects				6,442
Volume				24,759
Price				2,284
Mix				674
Material inflation pass-through				5,561

Segment net income	$18,729	$13,290	$5,439
The majority of our sales volume increase has been in our core Metal Bearings Component Segment. This growth has been across all geographic regions and all end markets served, principally automotive and industrial. However, sales volume did not grow incrementally from the first quarter of 2011 primarily due to lower sales to a specific customer in Western Europe.
The segment net income was impacted primarily by the large increase in sales volume and the related production efficiencies and leveraging of fixed production costs. The impact of fixed costs and related leveraging of production capacity is significant in this segment because a large portion of our installed capacity is in Western Europe, where labor cost is semi-variable. Additionally, the segment results were favorably impacted by the implementation of planned cost reduction projects. The 2010 segment net income included $2.2 million in after-tax foreign exchange gains on certain inter-company loans as discussed above.
PRECISION METAL COMPONENTS SEGMENT

		Six months ended
	June 30,
(In Thousands of Dollars)	2011	2010	Change

Net sales	$35,936	$29,611	$6,325
Volume				5,074
Price/Mix				967
Material inflation pass-through				284

Segment net loss	$(3,338)	$(2,499)	$(839)
The majority of the increase in sales at this segment was due to the addition of four new multi-year sales programs. Partially offsetting the volume increases from the new sales programs was volume lost due to ceasing operations at the Tempe Plant during the third quarter of 2010.
The segment net loss in the first half of 2011 was affected by $4.5 million in operational inefficiencies and additional incurred costs related to ramping up production for four new large multi-year sales programs. We have begun to see reductions in start-up costs on the first major sales program from the levels experienced during the fourth quarter of 2010. However, we have begun to incur substantial start-up costs on the other major multi-year sales programs as production of these products began during the first quarter of 2011. The start-up costs for these programs more than offset the benefits from the additional sales volume during 2011.
PLASTIC AND RUBBER COMPONENTS SEGMENT

		Six months ended
	June 30,
(In Thousands of Dollars)	2011	2010	Change

Net sales	$22,684	$19,533	$3,151
Volume				2,070
Price/Mix				398
Material inflation pass-through				683

Segment net income	$1,736	$1,450	$286
The volume increase for this segment was related to increased U.S. automotive end market demand as the economy and consumer demand has returned to more normalized levels.
The increase in segment net income for the first half of 2011 resulted from the 16% increase in sales and the related operational efficiencies from higher levels of production partially offset by operational inefficiencies due to starting-up a new sales program.
Changes in Financial Condition
From December 31, 2010 to June 30, 2011, our total assets increased $30.2 million and our current assets increased $24.0 million. The appreciation in the value of Euro and Chinese Yuan denominated account balances relative to the U.S. Dollar caused total assets and current assets to increase approximately $10.5 million and $4.9 million, respectively, from December 31, 2010. Excluding the foreign exchange effects, accounts receivable was higher by $15.6 million due to the 30% increase in sales volume experienced in June and May of 2011 from sales levels in December and November of 2010. Additionally, the days sales outstanding have increased 2 days as of June 30, 2011 due to timing of certain customer receipts and higher mix of export customers with payment terms greater than 30 days at June 30, 2011. Partially offsetting these increases was a $3.4 million reduction from the deconsolidation of Eltmann’s accounts receivable balances effective January 20, 2011. Net overdue receivables remained unchanged at approximately 12% of total accounts receivable at December 31, 2010 and at June 30, 2011. Excluding the foreign exchange effects, inventories decreased by $0.8 million from December 31, 2010, primarily from the deconsolidation of Eltmann’s inventory balances totaling $2.4 million effective January 20, 2011. Excluding the foreign exchange effects, property, plant and equipment increased $0.1 million as year to date capital spending was $1.4 million higher than depreciation which was mostly offset by machinery at Eltmann with a net book value of $1.3 million which was deconsolidated effective January 20, 2011.
From December 31, 2010 to June 30, 2011, our total liabilities increased $7.9 million. The appreciation in the value of Euro and Chinese Yuan denominated account balances relative to the U.S. Dollar caused total liabilities to increase approximately $5.0 million from December 31, 2010. Debt increased by $13.4 million in part to fund working capital due to the large growth in sales and production volumes experienced during the first half of 2011. Partially offsetting this increase in debt was the elimination of the Eltmann accrued pension liability totaling $5.6 million due to deconsolidation of Eltmann. Finally, excluding foreign exchange effects, accounts payable decreased $2.7 million due to deconsolidating Eltmann accounts payable of $1.9 million and due to timing of payments to certain vendors.
Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $56.3 million at June 30, 2011 as compared to $32.1 million at December 31, 2010. The ratio of current assets to current liabilities increased from 1.38:1 at December 31, 2010 to 1.68:1 at June 30, 2011. The increase in working capital was due primarily to the growth in accounts receivable from the 30% increase in sales volume experienced during the second quarter of 2011.
Cash flow used by operations was $2.0 million for the first six months of 2011 compared with cash flow provided by operations of $5.1 million for the same period in 2010. The unfavorable variance in cash flow used by operations was principally due to a current year decrease in accounts payable compared to an increase in accounts payable in 2010 as discussed above.
Liquidity and Capital Resources
Amounts outstanding under our $100.0 million credit facility and our $40.0 million senior notes as of June 30, 2011 were $69.6 million, including $0.9 million under our swing line of credit, and $17.1 million, respectively. As of June 30, 2011, we can borrow up to an additional $29.7 million under the $100.0 million credit facility, including $9.1 million under our swing line of credit, subject to limitations based on existing financial covenants. However, based on current forecasts we do not expect any limitations on access to this available credit. The $29.7 million is net of $0.7 million of outstanding letters of credit at June 30, 2011 which are considered as usage of the facility.
We were in compliance with all covenants related to the amended and restated $100.0 million credit facility and the amended and restated $40.0 million senior notes as of June 30, 2011. The specific covenants to which we are subject and our actual results compared to those covenants are disclosed in Note 9 of the Notes to Condensed Consolidated Financial Statements. While the actual fixed charge coverage ratio approximates the required ratio at June 30, 2011, we do not project any failures of our financial covenants within the next 12 months due to projected earnings before interest, taxes, depreciation, and amortization. The main drivers of the fixed charge coverage ratio are rolling four quarters earnings before interest, taxes, depreciation, and amortization and rolling four quarters capital expenditures. The reasons the actual ratio approximated the required ratio at June 30, 2011, were lower Q3 2010 earnings before interest, taxes, depreciation, and amortization and a higher level of capital expenditure in the second quarter of 2011 versus the first quarter of 2011. The lower Q3 2010 earnings before interest, taxes, depreciation, and amortization was due to lower income from operations related to normal seasonality and from almost $2.2 million of cash and non-cash restructuring charges incurred in that quarter. If necessary to maintain financial covenant compliance, we can control subsequent quarterly capital expenditure levels.
Many of our locations use the Euro as their functional currency. In 2011, the fluctuation of the Euro against the U.S. Dollar favorably impacted revenue, increased the value of assets and liabilities of certain foreign subsidiaries and had an unfavorable impact on net income due to losses on translation of intercompany loans. As of June 30, 2011, no currency hedges were in place. Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.
We have made planned capital expenditures totaling $10.2 million as of June 30, 2011. During 2011, we expect to spend approximately $23.0 million on capital expenditures, the majority of which relate to new or expanded business. We are considering growth initiatives which could increase our spending on capital expenditures during the remainder of 2011. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our capital expenditures and working capital needs through June 2012. We base this assertion on our current availability for borrowing of up to $29.7 million and our forecasted positive cash flow from operations for the remaining quarters of 2011.
Seasonality and Fluctuation in Quarterly Results
Historically, our net sales in the Metal Bearing Components Segment have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that have significantly slower production during the month of August.
Critical Accounting Policies
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our annual report on Form 10-K for the year ended December 31, 2010, including those policies as discussed in Note 1 to the annual report. There have been no changes to these policies during the six month period ended June 30, 2011.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies. To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At June 30, 2011, we had $69.6 million outstanding under our variable rate revolving credit facilities and $17.1 million fixed rate senior notes outstanding. See Note 9 of the Notes to Condensed Consolidated Financial Statements. At June 30, 2011, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.7 million.
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We did not hold a position in any foreign currency hedging instruments as of June 30, 2011.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer,

concluded that our disclosure controls and procedures are effective as of June 30, 2011, the end of the period covered by this quarterly report.
There have been no changes in the fiscal quarter ended June 30, 2011 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
As described more fully in our Form 10-K for 2010, we continue to monitor the remediation efforts at a former waste recycling vendor used by our former Walterboro, South Carolina facility. The costs associated with the remediation, which has been tentatively approved by the EPA, are estimated to be approximately $10 million of which our allocated share is approximately $0.1 million which has been fully accrued for as of June 30, 2011. While there can be no assurances, we believe that the $0.1 million is the maximum amount for which we will be liable under the tentatively accepted remediation plan.
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

NN, Inc. (Registrant)
Date: August 9, 2011	/s/ Roderick R. Baty
Roderick R. Baty,
Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 9, 2011	/s/ James H. Dorton
James H. Dorton
Senior Vice President — Corporate Development and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

Date: August 9, 2011	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.,
Vice President and Chief Administrative Officer (Duly Authorized Officer)

Date: August 9, 2011	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Corporate Controller (Principal Accounting Officer)