Form 10-Q
period 2011-09-30
NN INC
filed 2011-11-08
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 4, 2011, there were 16,948,632 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

INDEX

		Page No.
Part I. Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010 (unaudited)	2
	Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 (unaudited)	3
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	24
Part II. Other Information
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	(Removed and Reserved)	24
Item 5.	Other Information	25
Item 6.	Exhibits	25
Signatures		26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NN, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of Dollars, Except Per Share Data)	2011	2010	2011	2010
Net sales	$101,143	$90,996	$328,371	$269,029
Cost of products sold (exclusive of depreciation and amortization shown separately below)	83,575	75,066	268,530	217,403
Selling, general and administrative	7,498	7,316	23,184	22,357
Depreciation and amortization	4,298	4,189	12,624	15,152
(Gain) loss on disposal of assets	(23)	676	(20)	679
Restructuring and impairment charges	—	823	—	2,060
Gain from deconsolidation of bankrupt subsidiary	—	—	(209)	—

Income from operations	5,795	2,926	24,262	11,378

Interest expense	1,169	1,775	3,613	5,258
Write-off of unamortized debt issuance costs	—	—	—	130
Other expense (income), net	(1,462)	1,407	(271)	(1,569)

Income (loss) before provision for income taxes	6,088	(256)	20,920	7,559
Provision for income taxes	1,386	752	4,886	3,221

Net income (loss)	4,702	(1,008)	16,034	4,338

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(6,882)	9,825	1,612	(5,095)

Comprehensive income (loss)	$(2,180)	$8,817	$17,646	$(757)

Basic income (loss) per common share:	$0.28	$(0.06)	$0.96	$0.26

Weighted average shares outstanding	16,949	16,526	16,784	16,426

Diluted income (loss) per common share:	$0.28	$(0.06)	$0.95	$0.26

Weighted average shares outstanding	17,061	16,526	16,954	16,537

The accompanying notes are an integral part of the consolidated financial statements.

NN, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands of Dollars)	September 30, 2011	December 31, 2010

Assets
Current assets:
Cash	$12,081	$5,556
Accounts receivable, net of allowance for doubtful accounts of $382 and $478, respectively	72,988	63,331
Inventories, net	43,867	41,882
Other current assets	5,657	4,901

Total current assets	134,593	115,670

Property, plant and equipment, net	119,782	118,488
Goodwill, net	8,515	8,396
Intangible asset	900	900
Other non-current assets	5,188	5,101

Total assets	$268,978	$248,555

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,980	$55,549
Accrued salaries, wages and benefits	12,605	13,548
Current maturities of long-term debt	9,243	5,714
Income taxes payable	1,679	2,560
Other current liabilities	5,768	6,216

Total current liabilities	75,275	83,587

Non-current deferred tax liabilities	4,011	3,954
Long-term debt, net of current portion	81,129	67,643
Other non-current liabilities	9,958	15,264

Total liabilities	170,373	170,448

Total stockholders’ equity	98,605	78,107

Total liabilities and stockholders’ equity	$268,978	$248,555

The accompanying notes are an integral part of the consolidated financial statements.

NN, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

			Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
(In Thousands of Dollars and Shares)	Common Stock
	Number Of Shares	Par Value
Balance, January 1, 2011	16,620	$167	$51,863	$6,675	$19,402	$78,107
Net income	—	—	—	16,034	—	16,034
Shares issued for options	254	2	2,381	—	—	2,383
Stock option expense	—	—	270	—	—	270
Restricted stock expense	75	—	199	—	—	199
Foreign currency translation gain	—	—	—	—	1,612	1,612

Balance, September 30, 2011	16,949	$169	$54,713	$22,709	$21,014	$98,605

The accompanying notes are an integral part of the consolidated financial statements.

NN, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In Thousands of Dollars)	2011	2010
Operating Activities:
Net income	$16,034	$4,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,624	15,152
Amortization of debt issuance costs	620	1,102
Write-off of unamortized debt issuance cost	—	130
(Gain) loss on disposal of assets	(20)	679
Non-cash gain from deconsolidation of bankrupt subsidiary	(209)	—
Share-based compensation expense	469	1,227
Non-cash interest income from long-term note receivable	(167)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,696)	(18,133)
Inventories	(4,042)	(4,652)
Accounts payable	(8,319)	7,673
Other assets and liabilities	(1,035)	5,622

Net cash provided by operating activities	3,259	13,138

Investing Activities:
Acquisition of property, plant and equipment	(14,829)	(8,567)
Cash lost on deconsolidation of Eltmann subsidiary	(979)	—
Proceeds from disposals of property, plant and equipment	111	28

Net cash used by investing activities	(15,697)	(8,539)

Financing Activities:
Proceeds (repayment) of short-term debt	3,529	(22)
Principal payment on capital lease	(49)	(42)
Proceeds (repayment) of long term debt	13,486	(4,114)
Proceeds from issuance of stock	2,383	213
Debt issuance costs paid	(400)	(428)

Net cash (used) provided by financing activities	18,949	(4,393)

Effect of exchange rate changes on cash flows	14	(1,720)

Net Change in Cash	6,525	(1,514)
Cash at Beginning of Period	5,556	8,744

Cash at End of Period	$12,081	$7,230

Supplemental schedule of non-cash investing and financing activities:

The following amounts were deconsolidated from the Condensed Consolidated Balance Sheet of NN due to the bankruptcy of a subsidiary on January 20, 2011 and are not reflected in the net cash provided by operating activities above:

Accounts receivable of $3,388, Inventory of $2,407,

Accounts payable of $1,947 and Other assets and liabilities of $6,379.

Additionally, Property, plant and equipment of $1,343 was deconsolidated from the Condensed Consolidated Balance Sheet of NN on January 20, 2011 and is not reflected in the net cash used by investing activities above.

In the third quarter of 2010, we sold $2,230 in property, plant and equipment and $737 in inventory for two notes receivable with aggregate carrying values of $2,279. All of which is excluded from the operating and investing portions of the 2010 Statement of Cash Flows above.

The accompanying notes are an integral part of the consolidated financial statements.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 1. Interim Financial Statements

The accompanying condensed consolidated financial statements of NN, Inc. have not been audited, except that the balance sheet at December 31, 2010 was derived from the Company’s audited consolidated financial statements. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three and nine month periods ended September 30, 2011 and 2010, the Company’s financial position at September 30, 2011 and December 31, 2010, and the cash flows for the nine month periods ended September 30, 2011 and 2010. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited, condensed and consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent annual report on Form 10-K for the year ended December 31, 2010 which we filed with the Securities and Exchange Commission on March 15, 2011. The results for the three and nine month period ended September 30, 2011 are not necessarily indicative of results for the year ending December 31, 2011 or any other future periods.

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

The following table summarizes the effects of the deconsolidation of Eltmann effective January 20, 2011:

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

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 2. Restructuring Charges and Other

During the first quarter of 2010, we announced the closure of the Tempe Plant. We ceased operations at this location on August 31, 2010. The closure impacted approximately 130 employees. Economic conditions at that time coupled with the long-term manufacturing strategy for our Whirlaway business necessitated a consolidation of our manufacturing resources into existing facilities in Ohio. During the three and nine month periods ended September 30, 2010, we accrued $381 and $1,518, respectively, of severance costs related to the closure. The severance costs were recognized pro-rata over the period from the announcement date until the employees’ termination date as continued employment was a requirement to receive severance payments. Additionally, during the three and nine month periods ended September 30, 2010, we incurred $442 and $506 of site closure and other associated costs. In the first quarter of 2010, we incurred $1,000 of accelerated depreciation related to certain fixed assets that ceased to be used due to the Tempe Plant closure.

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

The Tempe Fixed Asset Note had an original face value of $2,500, a 60 month term, a 7% interest rate, interest only payments for 24 months, principal and interest payments totaling $40 per month for the next 36 months followed by a balloon payment of $1,525. The note is secured by a first lien on approximately $1,000 of the assets and a second lien on the remaining assets. As of September 30, 2011, the note had an estimated fair value and carrying value of $1,731 determined using a discounted cash flow method applying market interest rates for similar types of seller financed, partially secured promissory notes (Level 3 under the U.S. GAAP fair value hierarchy). This note is reported within other current assets for the current portion and other non-current assets for the long-term portion within the Condensed Consolidated Balance Sheets.

Note 4. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories are comprised of the following:

	September 30, 2011	December 31, 2010
Raw materials	$13,881	$12,882
Work in process	8,991	8,837
Finished goods	22,012	21,467
Less inventory reserves	(1,017)	(1,304)

	$43,867	$41,882

Inventories on consignment at customer locations as of September 30, 2011 and December 31, 2010 totaled $3,759 and $3,401, respectively.

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

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 5. Net Income Per Share

	Three months ended September 30,		Nine months ended September 30,
(In Thousands, Except Per Share Data)	2011	2010	2011	2010
Net income (loss)	$4,702	$(1,008)	$16,034	$4,338

Weighted average basic shares outstanding	16,949	16,526	16,784	16,426
Effect of dilutive stock options	112	—	170	111

Weighted average dilutive shares outstanding	17,061	16,526	16,954	16,537

Basic net income (loss) per share	$0.28	$(0.06)	$0.96	$0.26

Diluted net income (loss) per share	$0.28	$(0.06)	$0.95	$0.26

Excluded from the dilutive shares outstanding for the three and nine month periods ended September 30, 2011 were 929 and 210 anti-dilutive options which had exercise prices ranging from $9.36 to $14.13 and $12.99 to $14.13, respectively. Excluded from the dilutive shares outstanding for the three and nine month periods ended September 30, 2010 were 1,339 and 1,075 anti-dilutive options which had exercise prices ranging from $1.30 to $12.62 and $7.63 and $12.62, respectively.

Note 6. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in our annual report on Form 10-K for the fiscal year ended December 31, 2010. We evaluate segment performance based on segment net income or loss after income taxes. We account for inter-segment sales and transfers at current market prices. We did not have any significant inter-segment transactions during the three and nine month periods ended September 30, 2011 and 2010.

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended September 30, 2011
Revenues from external customers	$72,476	$17,910	$10,757	$—	$101,143

Segment net income (loss)	$6,064	$(468)	$117	$(1,011)	$4,702

Nine Months ended September 30, 2011
Revenues from external customers	$241,084	$53,846	$33,441	$—	$328,371

Segment net income (loss)	$24,794	$(3,806)	$1,853	$(6,807)	$16,034

Total assets	$198,408	$45,728	$20,868	$3,974	$268,978

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended September 30, 2010
Revenues from external customers	$67,584	$13,410	$10,002	$—	$90,996

Segment net income (loss)	$4,900	$(3,502)	$487	$(2,893)	$(1,008)

Nine Months ended September 30, 2010
Revenues from external customers	$196,473	$43,021	$29,535	$—	$269,029

Segment net income (loss)	$17,485	$(6,003)	$1,937	$(9,081)	$4,338

Total assets	$194,330	$31,953	$18,884	$3,590	$248,757

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

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan covering our Pinerolo Plant employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment. The table below summarizes the changes to the severance indemnity, included in Other non-current liabilities, for the three and nine month periods ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
(In Thousands of Dollars)	2011	2010	2011	2010
Beginning balance	$7,814	$7,993	$7,115	$8,015
Amounts accrued	277	337	928	912
Payments to employees	(56)	(158)	(190)	(488)
Payments to government managed plan	(188)	(243)	(591)	(630)
Currency impacts	(516)	(549)	69	(429)

Ending balance	$7,331	$7,380	$7,331	$7,380

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Service and Early Retirement Provisions

We have two plans that cover our Veenendaal Plant employees. One plan provides an award for employees who achieve 25 or 40 years of service and the other plan is an award for employees upon retirement. These plans are both unfunded and the benefits are based on years of service and rate of compensation at the time the award is paid. The table below summarizes the combined changes in the two plans, included in Other non-current liabilities, during the three and nine month periods ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
(In Thousands of Dollars)	2011	2010	2011	2010
Beginning balance	$840	$719	$749	$805
Service cost	13	20	39	53
Interest cost	10	64	48	104
Benefits paid	(15)	(36)	(50)	(75)
Currency impacts	(56)	81	6	(39)

Ending balance	$792	$848	$792	$848

Note 8. New Accounting Pronouncements

In June 2011, the FASB issued amended accounting guidance related to presentation of comprehensive income. The standards update is intended to help financial statement users better understand the causes of an entity’s change in financial position and results of operation. It is effective for reporting periods beginning after December 15, 2011. The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statement where the components of net income and other comprehensive income are presented. We will adopt this guidance for reporting periods beginning January 1, 2012 and are currently assessing the impact on financial statement presentation.

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We are studying the feasibility of adopting this standard in the fourth quarter of 2011 concurrent with our annual impairment test. If not adopted in the fourth quarter of 2011, we will adopt this standard in the first quarter of 2012. We do not expect the adoption will have a material impact on our financial statements.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 9. Long-Term Debt and Short-Term Debt

Long-term debt and short-term debt at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Borrowings under our $100,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.26% at September 30, 2011) plus an applicable margin of 3.00%, expiring December 21, 2014.	$73,229	$50,500

Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 6.70% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	17,143	22,857

Total debt	90,372	73,357

Less current maturities of long-term debt	9,243	5,714

Long-term debt, excluding current maturities of long-term debt	$81,129	$67,643

On September 30, 2011, NN amended its $100 million revolving credit agreement agented by KeyBank and its long-term loan agreement with Prudential Capital in order to adjust the fixed charge coverage ratio covenant to better correlate current and expected levels of capital spending and other fixed charges with earnings before taxes, interest and depreciation (EBITDA). The fixed charge coverage ratio was reduced from not less than 1.10 to 1.00 and not less than 1.25 to 1.00 (for quarters ending after September 30, 2011) to not less than 1.00 to 1.00 as of the last day of any fiscal quarter for the quarters ending September 30, 2011 through September 30, 2012. The amendments also provide that the company will assure that the total outstanding under the revolving credit agreement shall be at least $10 million less than the total committed amount of $100 million during the period commencing September 30, 2011 and ending on September 30, 2012.

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

The loan agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt. The facility has a $10 million swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility. As of September 30, 2011, $1,877 of net capitalized loan origination costs related to the revolving credit facility were recorded on the balance sheet within other non-current assets.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

On December 21, 2010, our senior note agreement with Prudential Capital was also amended. The amended agreement was entered into to adjust our financial and non-financial covenants to more normalized measures and to provide greater ability to fund our capital investment plans. There were no changes to the terms or availability of credit but the interest rate was reduced from 8.50% to 6.70%. The agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt. Interest is paid semi-annually and the note matures on April 26, 2014. Annual principal payments of approximately $5,714 began on April 26, 2008 and extend through the date of maturity. We incurred costs as a result of issuing these notes which have been recorded on the balance sheet within other non-current assets and are being amortized over the term of the notes. The unamortized balance at September 30, 2011 was $311.

The specific covenants to which we are subject and the actual results achieved for the nine month period ended September 30, 2011 are stated below.

Financial Covenants	Required Covenant Level	Actual Level Achieved
Interest coverage ratio	Not to be less than 3.00 to 1.00 as of the last day of any fiscal quarter	5.80 to 1.00
Fixed charge coverage	Not to be less 1.00 to 1.00 as of the last day of any fiscal quarter	1.21 to 1.00
Leverage ratio	Not to exceed 2.75 to 1.00 for the most recently completed four fiscal quarters	2.00 to 1.00
Capital expenditures	Not to exceed 150% of Consolidated Depreciation charges for the immediate previous fiscal year	53%

Note 10. Goodwill, net

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2011 are as follows:

Goodwill, net

(In Thousands of Dollars)	Metal Bearing Components Segment
Balance as of January 1, 2011	$8,396
Currency translation impacts	119

Balance as of September 30, 2011	$8,515

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. During the three and nine month periods ended September 30, 2011, the financial results of the reporting unit with a goodwill balance exceeded the forecasted results used in testing for impairment at December 31, 2010. As of September 30, 2011, there are no further indications of impairment at this reporting unit.

Note 11. Intangible Assets

The Precision Metal Components Segment has an indefinite lived intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway. There are no indicators of impairment for this indefinite lived intangible asset as of September 30, 2011.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 12. Shared-Based Compensation

During the three and nine month periods ended September 30, 2011 and 2010, approximately $353 and $469 in 2011 and $27 and $1,227 in 2010, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards. There were 75 share awards and 216 option awards granted to non-executive directors, officers and certain other key employees during the nine month period ended September 30, 2011. During the nine month period ended September 30, 2010, we granted 249 shares and 33 share options to non-executive directors, officers and certain other key employees.

During the nine month period ended September 30, 2011, we granted 75 restricted shares to non-executive directors, officers and certain other key employees. The 75 shares of our common stock were issued on May 26, 2011 and vest pro-rata over three years. During the nine month period ended September 30, 2011, we incurred $199 in expense related to the 2011 restricted stock issuance. On March 17, 2010, 249 shares of our common stock were issued and were fully vested at the date of grant. We incurred $1,101 of non-cash compensation expense, which was the entire fair value of the grant, at that date. The fair values of the shares issued during both 2011 and 2010 were determined by using the grant date closing price of our common stock.

We incurred $270 and $126 of stock option expense in the nine month periods ended September 30, 2011 and 2010, respectively. The fair value of the options cannot be determined by market value, as our options are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes model which relies on certain assumptions to estimate an option’s fair value.

The following table provides a reconciliation of option activity for the nine month period ended September 30, 2011:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	1,205	$9.23
Granted	216	$14.05
Exercised	(254)	$9.40
Forfeited or expired	(26)	$8.76

Outstanding at September 30, 2011	1,141	$10.12	5.9	$752	(1)

Exercisable at September 30, 2011	892	$9.71	7.1	$579	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at September 30, 2011.

Note 13. Provision for Income Taxes

As of September 30, 2011, we continued to place a valuation allowance on all of the net deferred tax assets of our U.S. locations, based on the negative financial performance of our U.S. operations during the global economic recession of 2008 and 2009. If U.S. operations return to a level of profitability sufficient to utilize a portion of these deferred tax assets, these assets will be used to offset future U.S. based taxable income. If we determine the probability of realizing all the tax benefits is more likely than not, the entire valuation allowance will be released and deferred tax benefits will be recognized.

For the nine month period ended September 30, 2011, the difference between the U.S. federal statutory tax rate of 34% and our effective tax rate of 23% was primarily due to non-U.S. based earnings being taxed at lower rates. The statutory and effective income tax rates in many of the foreign countries in which we operate are lower than the U.S. federal statutory rate. Additionally, during the first quarter of 2011, the effective tax rate was reduced by recognizing deferred tax benefits totaling $631 related to the Eltmann

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

deconsolidation. These benefits related to losses for write-offs of receivables owed by Eltmann to certain NN subsidiaries that will be deductible once Eltmann is finally liquidated in 2012 or 2013. The table below summarizes the impacts on the effective tax rate for the nine month periods ended September 30, 2011 and 2010.

(In Thousands of Dollars)	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Income tax provision at the federal statutory rate of 34%	$7,112	$2,570
(Decrease) increase in U.S. valuation allowance	(369)	2,007
Non-U.S. earnings taxed at lower rates	(2,317)	(1,640)
U.S. State income taxes	344	—
Other differences	116	284

Provision for income taxes	$4,886	$3,221

During the nine month period ended September 30, 2011, we have begun to recognize tax expense at our Kunshan (China) Plant and our Kysucke (Slovakia) Plant as we have fully utilized the previous net operating losses at these foreign jurisdictions.

We do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

Note 14. Commitments and Contingencies

As described more fully in our Form 10-K for 2010, we continue to monitor the remediation efforts at a former waste recycling vendor used by our former Walterboro, South Carolina facility. The costs associated with the remediation, which has been tentatively approved by the EPA, are estimated to be approximately $10,000. Our allocated share is approximately $143 which has been fully accrued as of September 30, 2011. While there can be no assurances, we believe that $143 is the maximum amount for which we will be liable under the tentatively accepted remediation plan.

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

	September 30, 2011		December 31, 2010
(In Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate long-term debt	$73,229	$73,229	$50,500	$50,500
Fixed rate long-term debt	$17,143	$17,700	$22,857	$22,195

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under Item 1.A. “Risk Factors.” There have been no material changes to these risk factors since December 31, 2010.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2011	2010	Change
Net sales	$101,143	$90,996	$10,147
Foreign exchange effects				3,885
Volume				2,047
Price				1,150
Mix				511
Material inflation pass-through				2,554

Cost of products sold (exclusive of depreciation and amortization shown separately below)	83,575	75,066	8,509
Foreign exchange effects				2,829
Volume				1,400
Cost reduction				(1,800)
Mix				765
Inflation				3,081
Other specific costs increases				2,234

Selling, general and administrative	7,498	7,316	182
Foreign exchange effects				199
Decrease in spending				(17)

Depreciation and amortization	4,298	4,189	109
Foreign exchange effects				212
Net decrease in depreciation expense				(103)

Restructuring and impairment charges	—	823	(823)
Interest expense	1,169	1,775	(606)
(Gain) loss on disposal of assets	(23)	676	(699)
Other expense (income), net	(1,462)	1,407	(2,869)

Income (loss) before provision for income taxes	6,088	(256)	6,344
Provision for income taxes	1,386	752	634

Net income (loss)	$4,702	$(1,008)	$5,710

Net Sales. Net sales increased during the third quarter of 2011 from the third quarter of 2010 primarily due to the appreciation in value of Euro denominated sales, from the third quarter of 2010, and due to the increase in sales from the pass-through of material inflation during the third quarter of 2011. Growth in the customer end markets we serve was less of a factor than in prior quarters and the degree of growth varied by geographic location and end segment. We experienced growth in our Asian and U.S. markets and from the new business added at our Precision Metal Components Segment. Partially offsetting the growth in these markets was a decrease in sales volume in Europe due mainly to more normalized third quarter seasonality during 2011 than that experienced in 2010. The increase in sales due to price was the result of targeted price increases to our customers across all businesses and product lines.

Cost of Products Sold (exclusive of depreciation). The majority of the increase was from the appreciation of Euro denominated costs and raw material inflation as discussed above. Volume increases were less of an impact on cost of products sold in the third quarter as discussed above. Additionally, cost of products sold increased due to costs added during the third quarter of 2011 for compensation related costs and from higher levels of spending on scheduled repairs and maintenance and for manufacturing supplies. During 2010, spending was greatly depressed in these areas due to the global recession. Additionally, we continue to incur start-up costs on new sales programs at two of our business units.

During the third quarter of 2011, our cost of products sold as a percentage of sales was approximately 82.6%, which is slightly higher than our historical range. The higher cost of products sold was due to operational inefficiencies related to the new sales program start-ups and additional specific costs mentioned above.

Selling, General and Administrative. The increase in spending in selling, general and administrative expenses was due to the appreciation in value of Euro denominated costs as compared to the third quarter of 2010.

Depreciation and Amortization. The reduction was due to the elimination of the Tempe Plant depreciation as a result of ceasing operations in August 2010 and due to the elimination of the Eltmann Plant depreciation as a result of deconsolidating that unit. These reductions were partially offset by increased depreciation expense from depreciation on our 2011 year to date capital expenditures that we placed in service.

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

Other expense (income), net. Included in other expense (income), net, during the three months ended September 30, 2011, was $1.4 million related to foreign exchange gains on inter-company loans. During the three months ended September 30, 2010, inter-company loans generated foreign exchange losses of $1.6 million. The gains and losses are a function of the appreciation or depreciation of the Euro versus the U.S. Dollar.

Provision for income taxes. For the three months ended September 30, 2011 and 2010, the difference between the effective tax rates of 23% and negative 293%, respectively, resulted from not recognizing tax benefits on the Tempe Plant closure costs in 2010 due to the existing valuation allowances placed on U.S. deferred tax assets. (See Note 13 of the Notes to Condensed Consolidated Financial Statements).

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

	Three months ended September 30,
(In Thousands of Dollars)	2011	2010	Change
Net sales	$72,476	$67,584	$4,892
Foreign exchange effects				3,885
Volume				(2,296)
Price				609
Mix				511
Material inflation pass-through				2,183
Segment net income	$6,064	$4,900	$1,164

The increase in sales during the third quarter of 2011 was driven mainly by the appreciation of Euro dominated sales and from passing through raw material inflation to our customers in the form of price increases. Compared to the third quarter of 2010, sales volume was down in this segment due to experiencing more normalized European seasonality from the extended holiday periods taken during July and August of each year. In 2010, the seasonal reduction in sales volume experienced in Europe during the third quarter was not as pronounced due to recovery from the 2008/2009 global recession.

The segment net income in the third quarter of 2011 was impacted primarily by sales price increases and the implementation of planned cost reduction projects. Additionally, the segment benefited from the appreciation in value of Euro based earnings during the third quarter of 2011. These favorable effects were partially offset by increased spending in labor related costs and for repairs and maintenance and manufacturing supplies during the third quarter of 2011 as compared to the third quarter of 2010.

PRECISION METAL COMPONENTS SEGMENT

	Three months ended September 30,
(In Thousands of Dollars)	2011	2010	Change
Net sales	$17,910	$13,410	$4,500
Volume				3,980
Price/mix				520
Segment net loss	$(468)	$(3,502)	$3,034

The majority of the increase in sales at this segment was due to the addition of four new multi-year sales programs. Partially offsetting the volume increases from the new sales programs was volume lost due to ceasing operations at the Tempe Plant during the third quarter of 2010. Additionally, sales were higher due to targeted price increases rolled out during early 2011.

The segment net loss was lower in the third quarter of 2011 due to benefits from increased sales volumes, sale price increases. Additionally, $2.1 million in Tempe plant closure related costs incurred in the third quarter 2010 not repeating during 2011. We did incur $1.0 million in operational inefficiencies and additional costs related to ramping up production for the four new large multi-year sales programs in the third quarter of 2011 which was consistent with levels experienced in the third quarter of 2010. However, we have achieved large reductions in start-up costs on the major sales program from the levels experienced during the fourth quarter of 2010 and the first half of 2011.

PLASTIC AND RUBBER COMPONENTS SEGMENT

	Three months ended September 30,
(In Thousands of Dollars)	2011	2010	Change
Net sales	$10,757	$10,002	$755
Volume				361
Price/material pass-through				394
Segment net income	$117	$487	$(370)

The volume increase for this segment was related to increased U.S. automotive end market demand. The majority of the increases in price are from passing through material inflation to customers which provided minimal impact to net income.

The lower segment net income was due to operational inefficiencies from starting-up a new sales program which more than offset the benefits from higher sales volumes.

Results of Operations

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2011	2010	Change
Net sales	$328,371	$269,029	$59,342
Foreign exchange effects				10,422
Volume				33,854
Price				4,798
Mix				1,186
Material inflation pass-through				9,082

Cost of products sold (exclusive of depreciation and amortization shown separately below)	268,530	217,403	51,127
Foreign exchange effects				8,838
Volume				23,992
Cost reduction				(5,441)
Mix				1,261
Inflation				11,536
New sales program start-up costs and other specific costs increases				10,941

Selling, general, and administrative	23,184	22,357	827
Foreign exchange effects				565
Increase in spending				262

Depreciation and amortization	12,624	15,152	(2,528)
Foreign exchange effects				407
Accelerated depreciation due to plant closure during 2010 that did not repeat in 2011				(1,000)
Net decrease in depreciation expense				(1,935)

Restructuring and impairment charges	—	2,060	(2,060)
Gain from deconsolidation of bankrupt subsidiary	(209)	—	(209)
Interest expense	3,613	5,258	(1,645)
(Gain) loss on disposal of assets	(20)	679	(699)
Write-off of unamortized debt issuance cost	—	130	(130)
Other expense (income), net	(271)	(1,569)	1,298

Income before provision for income taxes	20,920	7,559	13,361
Provision for income taxes	4,886	3,221	1,665

Net income	$16,034	$4,338	$11,696

Net Sales. Net sales increased during the first nine months of 2011 from the first nine months of 2010 due primarily to sales growth in the customer end markets we serve. Both automotive and industrial end markets have experienced strong year over year sales growth due to the overall macro-economic growth and higher consumer demand. Additionally, sales increased due to the appreciation in value of Euro denominated sales. The increase in sales due to price was the result of targeted price increases to our customers across all businesses and product lines. The increase in sales from material inflation pass-through was due to increasing sales prices to our customers to recover actual material inflation incurred during the first nine months of 2011.

Cost of Products Sold (exclusive of depreciation). The majority of the increase was due to the same sales volume increases discussed above. Additionally, cost of products sold increased from the appreciation in value of Euro denominated costs. Cost of products sold increased $4.5 million due to production inefficiencies and additional incurred costs from starting up production on four new multi-year sales programs at our Wellington Plants of the Precision Metal Components Segment (discussed below). Additionally, cost of products sold increased due to specific costs added during the first nine months of 2011 for incentive compensation and compensation related costs, and from higher levels of spending on scheduled repairs and maintenance and for manufacturing supplies. During the first nine months of 2010, spending was depressed in these areas due to the global recession. Finally, there were various one time benefits during the first nine months of 2010 related to labor concessions and credits from a material supplier (totaling $1.0 million) in Europe that did not repeat in the first nine months of 2011.

During the first nine months of 2011, our cost of products sold as a percentage of sales was approximately 81.8%, which is slightly higher than our historical range. The higher cost of products sold was due to operational inefficiencies related to the new sales program start-ups and additional specific costs mentioned above.

Selling, General and Administrative. The increase in spending in selling, general and administrative expenses was due to the addition of incentive compensation that was not in place during 2010 and from the addition of certain key positions at our Precision Metal Components Segment to support growth in this business.

Depreciation and Amortization. A large portion of the decrease in depreciation and amortization expense was due to the accelerated depreciation of $1.0 million on certain fixed assets at our Tempe Plant during the first quarter of 2010, which did not repeat during 2011, and the elimination of the Tempe Plant depreciation from the 2011 expense due to ceasing operations in August 2010. The remainder of the reduction was due to certain assets, which are still in use, at our Pinerolo Plant becoming fully depreciated from the second quarter of 2010 onward and from the elimination of the Eltmann Plant depreciation due to deconsolidation of that unit. Partially offsetting these favorable effects was the impact on depreciation of our 2011 year to date capital expenditures that we placed in service.

Interest Expense. Interest expense was lower primarily due to decreases in the interest rate spread charged on our LIBOR credit facility and our senior notes partially offset by higher overall debt levels during 2011. These savings were achieved under the new credit agreement entered into in December 2010.

Restructuring and impairment charges. During the nine month period ended September 30, 2010, we incurred $2.0 million in restructuring charges related to the closure of our Tempe Plant. (See Note 2 of the Notes to Condensed Consolidated Financial Statements).

Other expense (income), net. Included in other expense (income), net, during the nine months ended September 30, 2011, was $0.3 million related to foreign exchange losses on inter-company loans. During the nine months ended September 30, 2010, inter-company loans generated foreign exchange gains of $1.2 million. The gains and losses are a function of the appreciation or depreciation of the Euro versus the U.S. Dollar.

Provision for income taxes. For the nine months ended September 30, 2011 and 2010, the difference between the effective tax rates of 23% and 43%, respectively, was mainly due to not recognizing tax benefits on the Tempe Plant closure costs and other incurred losses in the U.S. due to existing deferred tax valuation allowances in 2010 and from recognizing tax benefits related to the Eltmann deconsolidation in 2011. (See Note 13 of the Notes to Condensed Consolidated Financial Statements).

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

	Nine months ended September 30,
(In Thousands of Dollars)	2011	2010	Change
Net sales	$241,084	$196,473	$44,611
Foreign exchange effects				10,422
Volume				22,368
Price				2,893
Mix				1,186
Material inflation pass-through				7,742

Segment net income	$24,794	$17,485	$7,309

The majority of our sales volume increase has been in our core Metal Bearings Components Segment. This growth has been across all geographic regions and all end markets served, principally automotive and industrial. However, during the third quarter of 2011, sales volumes decreased from levels in the first half of 2011 due to lower sales in Western Europe as a result of normal third quarter seasonality.

The segment net income was impacted primarily by the large increase in sales volume and the related production efficiencies and leveraging of fixed production costs. The impact of fixed costs and related leveraging of production capacity is significant in this segment because a large portion of our installed capacity is in Western Europe, where labor cost is more semi-variable. Additionally, the segment results were favorably impacted by the implementation of planned cost reduction projects. The 2010 segment net income included $1.0 million in after-tax foreign exchange gains on certain inter-company loans as discussed above.

PRECISION METAL COMPONENTS SEGMENT

	Nine months ended September 30,
(In Thousands of Dollars)	2011	2010	Change
Net sales	$53,846	$43,021	$10,825
Volume				9,054
Price/Mix				1,771

Segment net loss	$(3,806)	$(6,003)	$2,197

The majority of the increase in sales at this segment was due to the addition of four new multi-year sales programs. Partially offsetting the volume increases from the new sales programs was volume lost due to ceasing operations at the Tempe Plant during the third quarter of 2010.

The segment net loss was lower in 2011 due to benefits from increased sales volumes and price increases during 2011. Additionally, $4.3 million in Tempe plant closure related costs that incurred in 2010 did not repeat during 2011. Partially offsetting these favorable effects was $4.5 million in operational inefficiencies and additional incurred costs related to ramping up production for four new large multi-year sales programs. We have begun to achieve reductions in start-up costs on the major sales programs from the levels experienced during the fourth quarter of 2010 and first half of 2011.

PLASTIC AND RUBBER COMPONENTS SEGMENT

	Nine months ended September 30,
(In Thousands of Dollars)	2011	2010	Change
Net sales	$33,441	$29,535	$3,906
Volume				2,432
Price/material pass-through				1,474

Segment net income	$1,853	$1,937	$(84)

The volume increase for this segment was related to increased U.S. automotive end market demand as the economy and consumer demand has returned to more normalized levels. The majority of the increases in price are from passing through material inflation to customers which provided minimal impact to net income.

The decrease in segment net income was from operational inefficiencies due to starting-up a new sales program. These additional costs more than offset the favorable benefit that resulted from the 8% increase in sales volume and the related operational efficiencies from higher levels of production.

Changes in Financial Condition

From December 31, 2010 to September 30, 2011, our total assets increased $20.4 million and our current assets increased $18.9 million. The appreciation in the value of Euro and Chinese Yuan denominated account balances relative to the U.S. Dollar caused total assets and current assets to increase approximately $1.7 million and $0.8 million, respectively, from December 31, 2010. Excluding the foreign exchange effects, accounts receivable was higher by $9.1 million due to the 14% increase in sales volume experienced in September and August of 2011 from sales levels in December and November of 2010. Additionally, the days sales outstanding have increased 5 days as of September 30, 2011 due to timing of certain customer receipts and a higher mix of export customers with payment terms greater than 30 days at September 30, 2011. Partially offsetting these increases was a $3.4 million reduction from the deconsolidation of Eltmann’s accounts receivable balances effective January 20, 2011. Net overdue receivables were approximately 14% and 12% of total accounts receivable at September 30, 2011 and December 31, 2010, respectively. Excluding the foreign exchange effects, inventories increased by $1.5 million from December 31, 2010 due to planned inventory builds for customer service and increases in raw material. Excluding the foreign exchange effects, property, plant and equipment increased $0.5 million as year to date capital spending was $2.2 million higher than depreciation. This was mostly offset by the deconsolidation of machinery at Eltmann with a net book value of $1.3 million effective January 20, 2011.

From December 31, 2010 to September 30, 2011, our total liabilities decreased $0.1 million. The appreciation in the value of Euro and Chinese Yuan denominated account balances relative to the U.S. Dollar caused total liabilities to increase approximately $1.5 million from December 31, 2010. Debt increased by $17.0 million in part to fund working capital due to the large growth in sales and production volumes experienced during the first nine months of 2011 and to fund capital expenditures. Partially offsetting this increase in debt was the elimination of the Eltmann accrued pension liability totaling $5.6 million due to deconsolidation of Eltmann. Finally, excluding foreign exchange effects, accounts payable decreased $10.3 million due to deconsolidating Eltmann accounts payable of $1.9 million, and due to timing of payments to certain vendors.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $59.3 million at September 30, 2011 as compared to $32.1 million at December 31, 2010. The ratio of current assets to current liabilities increased from 1.38:1 at December 31, 2010 to 1.79:1 at September 30, 2011. The increase in working capital was due primarily to the growth in accounts receivable from a 14% increase in sales volume experienced during the third quarter of 2011 and from the reduction in accounts payable.

Cash flow provided by operations was $3.3 million for the first nine months of 2011 compared with cash flow provided by operations of $13.1 million for the same period in 2010. The unfavorable variance in cash flow provided by operations was principally due to the current year decrease in accounts payable compared to an increase in accounts payable in 2010 as discussed above.

Liquidity and Capital Resources

Amounts outstanding under our $100.0 million credit facility and our $40.0 million senior notes as of September 30, 2011 were $73.2 million (including $3.5 million under our swing line of credit) and $17.1 million, respectively. As of September 30, 2011, we can borrow up to an additional $16.1 million under the $100.0 million credit facility, including $6.5 million under our swing line of credit, subject to limitations based on existing financial covenants. The $16.1 million of availability is net of $0.7 million of outstanding letters of credit at September 30, 2011 which are considered as usage of the facility. The $16.1 million considers our new liquidity requirement from the September 30, 2011 amendment that the total outstanding under the revolving credit agreement shall be at least $10 million less than the total committed amount of $100 million during the period commencing September 30, 2011 and ending on September 30, 2012.

We were in compliance with all covenants related to the amended and restated $100.0 million credit facility and the amended and restated $40.0 million senior notes as of September 30, 2011. The specific covenants to which we are subject and our actual results compared to those covenants are disclosed in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Many of our locations use the Euro as their functional currency. In 2011, the fluctuation of the Euro against the U.S. Dollar favorably impacted revenue, increased the value of assets and liabilities of certain foreign subsidiaries and had a favorable impact on net income from the translation of net income of certain foreign subsidiaries. As of September 30, 2011, no currency hedges were in place. Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have made planned capital expenditures totaling $14.8 million as of September 30, 2011. During 2011, we expect to spend approximately $24.0 million on capital expenditures, the majority of which relate to new or expanded business. We are considering growth initiatives which could increase our spending on capital expenditures by up to $3 million during the remainder of 2011. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our capital expenditures and working capital needs through September 2012. We base this assertion on our current availability for borrowing of up to $16.1 million and our forecasted positive cash flow from operations for the remaining quarter of 2011.

Seasonality and Fluctuation in Quarterly Results

Historically, our net sales in the Metal Bearing Components Segment have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that have significantly slower production during the month of August.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our annual report on Form 10-K for the year ended December 31, 2010, including those policies as discussed in Note 1 to the annual report. There have been no changes to these policies during the nine month period ended September 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies. To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At

September 30, 2011, we had $73.2 million outstanding under our variable rate revolving credit facilities and $17.1 million fixed rate senior notes outstanding. See Note 9 of the Notes to Condensed Consolidated Financial Statements. At September 30, 2011, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.7 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We did not hold a position in any foreign currency hedging instruments as of September 30, 2011.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of September 30, 2011, the end of the period covered by this quarterly report.

There have been no changes in the fiscal quarter ended September 30, 2011 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

As described more fully in our Form 10-K for 2010, we continue to monitor the remediation efforts at a former waste recycling vendor used by our former Walterboro, South Carolina facility. The costs associated with the remediation, which has been tentatively approved by the EPA, are estimated to be approximately $10 million of which our allocated share is approximately $0.1 million which has been fully accrued for as of September 30, 2011. While there can be no assurances, we believe that the $0.1 million is the maximum amount for which we will be liable under the tentatively accepted remediation plan.

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

NN, Inc.
(Registrant)

Date: November 8, 2011	/s/ Roderick R. Baty
Roderick R. Baty,
Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 8, 2011	/s/ James H. Dorton
James H. Dorton
Senior Vice President – Corporate Development and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

Date: November 8, 2011	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.,
Vice President and Chief Administrative Officer (Duly Authorized Officer)

Date: November 8, 2011	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)