Form 10-K
period 2011-12-31
NN INC
filed 2012-03-15
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2011, based on the closing price on the NASDAQ Stock Market LLC on that date was approximately $252,285,440.

The number of shares of the registrant’s common stock outstanding on March 9, 2012 was 16,948,632

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement with respect to the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

PART I

Forward-Looking Statements

We wish to caution readers that this report contains, and our future filings, press releases and oral statements made by our authorized representatives may contain, forward-looking statements that involve certain risks and uncertainties. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. Our actual results could differ materially from those expressed in such forward-looking statements due to important factors bearing on our business, many of which already have been discussed in this filing and in our prior filings. The differences could be caused by a number of factors or combination of factors including the risk factors discussed in “Item 1A Risk Factors” of this Annual Report on Form 10-K.

Item 1.	Business Overview

NN, Inc. has three operating segments, the Metal Bearing Components Segment, the Plastic and Rubber Components Segment, and the Precision Metal Components Segment. As used in this Annual Report on Form 10-K, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Within the Metal Bearing Components Segment, we manufacture and supply high precision bearing components, consisting of balls, cylindrical rollers, tapered rollers, and metal retainers, for leading bearing manufacturers on a global basis. We are a leading independent manufacturer of precision steel bearing balls and rollers for the North American, European and Asian markets. In 2011, Metal Bearing Components accounted for 73% of total NN, Inc. sales. Sales of balls and rollers accounted for approximately 68% of our total net sales with 49% of sales from balls and 19% of sales from rollers. Sales of metal bearing retainers accounted for 5% of net sales. Through a series of acquisitions and plant expansions, we have built upon our strong core ball business and expanded our bearing component product offering. Today, we offer one of the industry’s most complete lines of commercially available bearing components. We emphasize engineered products that take advantage of our competencies in product design and tight tolerance manufacturing processes. Our bearing customers use our components in fully assembled ball and roller bearings, which serve a wide variety of industrial applications in the automotive, electrical, agricultural, construction, machinery, and mining markets.

Within the Plastic and Rubber Components Segment, we manufacture high precision rubber seals and plastic retainers for leading bearing manufacturers on a global basis. In addition, we manufacture specialized plastic products including automotive components, electronic instrument cases and other molded components used in a variety of industrial and consumer applications. Finally, we also manufacture rubber seals for use in various automotive, industrial and mining applications. In 2011, plastic products accounted for 7% of net sales and rubber seals accounted for 3% of net sales.

Our Precision Metal Components Segment is comprised of the Whirlaway Corporation (“Whirlaway”). Whirlaway is a manufacturer of highly engineered, difficult to manufacture precision metal components and subassemblies for the automotive, HVAC, fluid power and diesel engine markets. Our entry into the precision metal components market from 2006 is part of our strategy to serve markets and customers we view as adjacent to bearing components that utilize our core manufacturing competencies. These products accounted for 17% of net sales in 2011.

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

Corporate Information

NN, originally organized in October 1980, is incorporated in Delaware. Our principal executive offices are located at 2000 Waters Edge Drive, Johnson City, Tennessee, and our telephone number is (423) 743-9151. Our website address is www.nnbr.com. Information contained on our website is not part of this Annual Report. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments are available via a link to “SEC.gov” on our website under “Investor Relations.” Additionally, all required interactive data pursuant to Item 405 of Regulation S-T is posted on our website.

Products

Metal Bearing Components Segment

Precision Steel Balls. At our Metal Bearing Components Segment facilities (with the exception of our Veenendaal Plant), we manufacture and sell high quality, precision steel balls in sizes ranging in diameter from 5/32 of an inch (3.969 mm) to 2 5/8 inches (66.675 mm). We produce and sell balls in grades ranging from grade 3 to grade 1000, according to international standards endorsed by the American Bearing Manufacturers Association. The grade number for a ball, in addition to defining allowable dimensional variation within production batches, indicates the degree of spherical precision of the ball; for example, grade 3 balls are manufactured to within three-millionths of an inch of roundness. Our steel balls are used primarily by manufacturers of anti-friction bearings where precise spherical, tolerance and surface finish accuracies are required. Sales of precision steel balls accounted for approximately 67%, 69%, and 73% of the Metal Bearing Components Segment net sales in 2011, 2010, and 2009, respectively.

Steel Rollers. We manufacture tapered rollers at our Veenendaal and Erwin Plants and cylindrical rollers at our Erwin Plant. Rollers are an alternative rolling element used instead of balls in anti-friction bearings that typically have heavier loading or different speed requirements. Our roller products are used primarily for applications similar to those of our precision steel ball product line, plus certain non-bearing applications such as hydraulic pumps and motors. Tapered rollers are a component in tapered roller bearings that are used in a variety of applications including automotive gearbox applications, automotive wheel bearings and a wide variety of industrial applications. Most cylindrical rollers are made to specific customer requirements for diameter and length and are used in a variety of industrial applications. Tapered rollers accounted for approximately 21%, 14%, and 10% of the Metal Bearing Components Segment net sales in 2011, 2010 and 2009, respectively. Cylindrical rollers accounted for approximately 5%, 4% and 4% of the Metal Bearing Components Segment net sales in 2011, 2010, and 2009, respectively.

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

Precision Plastic Components. At our Lubbock Plant, we also manufacture and sell a wide range of specialized plastic products including automotive under-the-hood components, electronic instrument cases and precision electronic connectors and lenses, as well as a variety of other specialized industrial and consumer parts.

Precision Metal Components Segment

Precision Metal Components. We sell a wide range of highly engineered precision metal components and subassemblies. The precision metal components offered include highly engineered shafts, mechanical components, fluid system components and complex precision assembled and tested parts. The products are used in the following end markets: automotive, HVAC, fluid power and diesel engine.

Research and Development

The amounts spent on research and development activities by us during each of the last three fiscal years are not material and are expensed as incurred.

Customers

Our products are supplied primarily to bearing manufacturers and automotive and industrial parts manufacturers for use in a broad range of industrial applications, including automotive, electrical, agricultural, construction, machinery and mining. Additionally, we supply precision metal, rubber, and plastic components to automotive and industrial companies that are not used in bearing assemblies. We supply approximately 400 customers; however, our top ten customers account for approximately 76% of our revenue. Sales to each of these top ten customers are made to multiple customer locations and divisions throughout the world. Only one of these customers, AB SKF (“SKF”), had sales levels that were over 10% of total net sales. Sales to various U.S. and foreign divisions of SKF accounted for approximately 38% of net sales in 2011. In 2011, 40% of our products were sold to customers in North America, 46% to customers in Europe, 10% to customers in Asia and the remaining 4% to customers in South America.

We sell our products to most of our largest customers under either sales contracts or agreed upon commercial terms. In general, we pass through material cost fluctuations when incurred to our customers in the form of changes in selling prices. We ordinarily ship our products directly to customers within 60 days, and in some cases, during the same calendar month, of the date on which a sales order is placed. Accordingly, we generally have an insignificant amount of open (backlog) orders from customers at month end. At the U.S. operations of our Metal Bearing Components Segment, we maintain a computerized, bar coded inventory management system with certain of our major customers that enables us to determine on a day-to-day basis the amount of these components remaining in a customer’s inventory. When such inventories fall below certain levels, additional product is automatically shipped.

During 2011, the Metal Bearing Components Segment sold products to approximately 250 customers located in 30 different countries. Approximately 87% of the net sales in 2011 were to customers outside the United States. Approximately 61% of net sales in 2011 were to customers within Europe. Sales to our top ten customers accounted for approximately 87% of the net sales in 2011.

During 2011, the Plastic and Rubber Components Segment sold its products to over 100 customers located principally in North America. Approximately 15% of the Plastic and Rubber Components Segment’s net sales were to customers outside the United States, with the majority of those sales to customers in Mexico, Canada & Asia. Sales to the segment’s top ten customers accounted for approximately 66% of the segment’s net sales in 2011.

During 2011, the Precision Metal Components Segment sold its products to 15 customers located in four countries. Approximately 89% of all sales were to customers located within the United States. Sales to the segment’s top ten customers accounted for approximately 96% of the segment’s net sales in 2011.

In both the foreign and domestic markets, we principally sell our products directly to manufacturers and do not sell significant amounts through distributors or dealers.

See Note 12 of the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional Segment financial information.

The following table presents a breakdown of our net sales for fiscal years 2011, 2010 and 2009:

(In Thousands)	2011	2010	2009
Metal Bearing Components Segment	$308,883	$271,339	$183,605
Percentage of Total Sales	72.7%	74.3%	70.7%
Precision Metal Components Segment	72,272	54,913	45,003
Percentage of Total Sales	17.0%	15.0%	17.4%
Plastic and Rubber Components Segment	43,536	39,117	30,775
Percentage of Total Sales	10.3%	10.7%	11.9%

Total	$424,691	$365,369	$259,383

Percentage of Total Sales	100%	100%	100%

The change in value of Euro denominated sales resulted in net sales increasing $11.1 million in 2011 and decreasing $10.7 million in 2010 compared to the prior years when converted to U.S. Dollars.

Sales and Marketing

A primary emphasis of our marketing strategy is to expand key customer relationships by offering high quality, high precision products with the value of a single supply chain partner for a wide variety of components. Due to the technical nature of many of our products, our engineers and manufacturing management personnel also provide technical sales support functions, while internal sales employees handle customer orders and other general sales support activities. For the Precision Metal Components Segment and the Plastics and Rubber Components Segment, the current sales structure consists of using a direct sale force supported by senior segment management and engineering involvement with manufacturers’ representatives utilized to supplement our direct sales force.

Our Metal Bearing Components Segment marketing strategy focuses on increasing our outsourcing relationships with global bearing manufacturers that maintain captive (in house) bearing component manufacturing operations. Our marketing strategy for the Plastic and Rubber Components Segment and the Precision Metal Components Segment is to offer custom manufactured, high quality, precision products to markets with high value-added characteristics at competitive price levels. This strategy focuses on relationships with key customers that require the production of technically difficult parts and assemblies, enabling us to take advantage of our strengths in custom product development, equipment and tool design, component assembly and machining processes.

Our arrangements with both our U.S. and European customers typically provide that payments are due within 30 to 60 days following the date of shipment of goods. With respect to export customers of both our U.S. and European businesses, payments generally are due within 60 to 120 days following the date of shipment in order to allow for additional freight time and customs clearance. For some customers that participate in our inventory management program, sales are recorded when the customer uses the product. See “Business — Customers” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Within the precision metal components industry, we are well positioned in the market by virtue of our focus on highly engineered, difficult to manufacture critical components, product development and component subassemblies.

Employees

As of December 31, 2011, we employed a total of 1,895 full-time employees and 259 full time equivalent temporary workers. The following numbers are for full time employees only. Our Metal Bearing Components Segment employed 285 in the U.S., 732 in Europe and 134 in China; our Plastic and Rubber Components Segment employed 279, all in the U.S.; and our Precision Metal Components Segment employed 459, all in the U.S. In addition, there were six employees at our corporate headquarters. Of our total employment, 17% are management/staff employees and 83% are production employees. We believe we are able to attract and retain high quality employees because of our quality reputation, technical expertise, history of financial and operating stability, attractive employee benefit programs, and our progressive, employee-friendly working environment. The employees at the Pinerolo and Veenendaal Plants are unionized. We have excellent employee relations throughout NN and we have never experienced any significant involuntary work stoppages.

Competition

The Metal Bearing Components Segment of our business is intensely competitive. Our primary domestic competitor is Hoover Precision Products, Inc., a wholly owned U.S. subsidiary of Tsubakimoto Precision Products Co. Ltd. Our primary foreign competitors are Amatsuji Steel Ball Manufacturing Company, Ltd. (Japan), a wholly owned division of NSK LTD., Tsubaki Nakashima Co., LTD (Japan) and Jiangsu General Ball and Roller Co., LTD (China).

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

While intensely competitive, the markets for our rubber seal products are less fragmented than our plastic injection molding products. The bearing seal market is comprised of approximately six major competitors that range from small privately held companies to large global enterprises. Bearing seal manufacturers compete on design, service, quality and price. Our primary competitors in the U.S. bearing seal market are Freudenburg-NOK, Trelleborg, Trostel, and Uchiyama.

In the Precision Metal Components Segment market, internal production of components by our customers can impact our business as the customers weigh the risk of outsourcing strategically critical components or producing in-house. Our primary outside competitors are Linamar, Stanadyne, A. Berger, C&A Tool, American Turned Products, Camcraft and Autocam. We generally win new business on the basis of technical competence and our proven track record of successful product development.

Raw Materials

The primary raw material used in our core ball and roller business of the Metal Bearing Components Segment is 52100 Steel, which is high quality chromium steel. Our other steel requirements include metal strip, stainless steel, and type S2 rock bit steel.

The Metal Bearing Components Segment businesses purchase substantially all of their 52100 Steel requirements from suppliers in Europe and Japan and all of their metal strip requirements from European suppliers and traders. The principal suppliers of 52100 Steel for our U.S. businesses are Daido Steel (Japan), Kobe Steel (Japan), Lucchini (affiliate of Ascometal France) and Ohio Star Forge Co. The principal suppliers of 52100 Steel for our European businesses are Ascometal (France), Ovako, Kobe Steel (Japan) and Daido Steel (Japan) while the principal suppliers of metal strip are Thyssen and Theis. If any of our current suppliers were unable to supply 52100 Steel to us, we cannot provide assurances that we would not face higher costs or production interruptions as a result of obtaining 52100 Steel from alternate sources.

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

Because 52100 Steel is principally produced by non-U.S. manufacturers, our operating results would be negatively affected in the event that the U.S. or European governments impose any significant quotas, tariffs or other duties or restrictions on the import of such steel, if the U.S. Dollar decreases in value relative to foreign currencies or if supplies available to us would significantly decrease. The value of the U.S. Dollar factors into the steel price as the suppliers’ base currencies are the Euro and Japanese Yen.

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

The primary raw materials used by the Plastic and Rubber Components Segment are engineered resins, injection grade nylon and proprietary rubber compounds. We purchase substantially all of our resin requirements from domestic manufacturers and suppliers. The majority of these suppliers are international companies with resin manufacturing facilities located throughout the world. We use certified vendors to provide a custom mix of proprietary rubber compounds. This segment also procures metal stampings from several domestic and foreign suppliers.

The Precision Metal Components Segment produces products from a wide variety of metals in various forms from various sources. Basic types include hot rolled steel, cold rolled steel (both carbon and alloy), stainless, extruded aluminum, die cast aluminum, gray and ductile iron castings, hot and cold forgings and mechanical tubing. Some material is purchased directly under contracts, some is consigned by the customer, and some is purchased directly from the steel mills.

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

Environmental Compliance

Our operations and products are subject to extensive federal, state and local regulatory requirements both domestically and abroad relating to pollution control and protection of the environment. We maintain a compliance program to assist in preventing and, if necessary, correcting environmental problems. In the Metal Bearing Components Segment, the Kysucke Plant, the Veenendaal Plant, the Pinerolo Plant and Kunshan Plant are ISO 14000 or 14001 certified and all received the EPD (Environmental Product Declaration), except for the Veenendaal Plant’s stamped metal parts business. Based on information compiled to date, management believes that our current operations are in substantial compliance with applicable environmental laws and regulations, the violation of which could have a material adverse effect on our business and financial condition. We have assessed conditional asset retirement obligations and have found them to be immaterial to the consolidated financial statements. We cannot assure that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future. More specifically, although we believe that we dispose of waste in material compliance with applicable environmental laws and regulations, we cannot be certain that we will not incur significant liabilities in the future in connection with the clean-up of waste disposal sites. We maintain long-term environmental insurance covering the four manufacturing locations purchased with the Whirlaway acquisition (two of which have ceased operations). We are currently a potentially responsible party of a remedial action at a former waste recycling facility used by us. See Item 3 and Note 15 of the Notes to Consolidated Financial Statements.

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position
Roderick R. Baty	58	Chairman of the Board, Chief Executive Officer and President
Frank T. Gentry, III	56	Senior Vice President – Managing Director, Metal Bearing Components
James H. Dorton	55	Senior Vice President – Corporate Development and Chief Financial Officer, General Manager Plastic and Rubber Components
Thomas C. Burwell	43	Vice President – Chief Accounting Officer and Corporate Controller
William C. Kelly, Jr.	53	Vice President – Chief Administrative Officer, Secretary, and Treasurer
Jeffrey H. Hodge	50	Vice President – General Manager, U.S. Ball and Roller and NN Asia Divisions
James R. Widders	55	Vice President – General Manager, Precision Metal Components Division

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

James H. Dorton joined NN as Vice President of Corporate Development and Chief Financial Officer in June 2005. In May 2010, he was promoted to Senior Vice President. In January 2012, Mr. Dorton assumed the additional responsibility of General Manager of the Plastic and Rubber Components Segment of NN. Prior to joining NN, Mr. Dorton served as Executive Vice President and Chief Financial Officer of Specialty Foods Group, Inc. from 2003 to 2004, Vice President Corporate Development and Strategy and Vice President – Treasurer of Bowater Incorporated from 1996 to 2002 and as Treasurer of Intergraph Corporation from 1989 to 1996. Mr. Dorton is a Certified Public Accountant.

Thomas C. Burwell joined NN as Corporate Controller in September 2005. He was promoted to Vice President Chief Accounting Officer and Corporate Controller in 2011. Prior to joining NN, Mr. Burwell held various positions at Coats, PLC from 1997 to 2005 ultimately becoming the Vice President of Finance for the U.S. Industrial Division. From 1992 to 1997, Mr. Burwell held various positions at the international accounting firm BDO Seidman, LLP. Mr. Burwell is a Certified Public Accountant.

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

Jeffrey H. Hodge joined NN in 1989 and has served various roles including Operations Manager, Plant Manager and Corporate Manager of Level 3 (Lean Enterprise, Six Sigma, TPM) from 2003 to 2009 before accepting his current role in 2009 as Vice President and General Manager of U.S. Ball & Roller and NN Asia Divisions. Prior to joining NN, Mr. Hodge was a member of the U.S. military from 1985 to 1989.

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

The following are risk factors that affect our business, financial condition, results of operations, and cash flows, some of which are beyond our control. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K. If any of the events described below were to actually occur, our business, financial condition, results of operations or cash flows could be adversely affected and results could differ materially from expected and historical results.

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

During the three month period ended December 31, 2008 and the year ended December 31, 2009, we experienced a sudden and significant reduction in customer orders driven by reductions in automotive and industrial end market demand across all our businesses. Prior to this time, our company had never been affected by a recession that had impacted both of our key geographic markets of the U.S. and Europe simultaneously. If we are impacted by a global recession in the future, this could have a material adverse effect on our financial condition, results of operations and cash flows from operations and could lead to additional restructuring and/or impairment charges being incurred. However, we believe we would be in a much better position to weather any recession or economic downturn given the actions taken to permanently reduce our cost base including closing or ceasing operations at four former manufacturing locations.

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

The steel that we use to manufacture our metal bearing components is of an extremely high quality and is available from a limited number of producers on a global basis. Due to quality constraints in the U.S. steel industry, we obtain substantially all of the steel used in our U.S. operations of our Metal Bearing Components Segment from non-U.S. suppliers. In addition, we obtain most of the steel used in our European operations from a single European source. If we had to obtain steel from sources other than our current suppliers, we could face higher prices and transportation costs, increased duties or taxes, and shortages of steel. Problems in obtaining steel, particularly 52100 chrome steel, in the quantities that we require and on commercially reasonable terms, could increase our costs, adversely impacting our ability to operate our business efficiently and have a material adverse effect on our revenues and operating and financial results.

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

Sales to various U.S. and foreign divisions of SKF, one of the largest bearing manufacturers in the world, accounted for approximately 38% of consolidated net sales in 2011. No other customers accounted for more than 10% of sales. During 2011, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 76% of our consolidated net sales. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.

We operate in and sell products to customers outside the U.S. and are subject to several risks related to doing business internationally.

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

In addition, due to the typical slower summer manufacturing season in Europe, we expect that revenues in the third fiscal quarter of each year will be lower than in the other quarters of the year.

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

Our growth strategy depends in part on companies outsourcing critical components, and if outsourcing does not continue, our business could be adversely affected.

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

The global markets for precision bearing components, precision metal components and plastic and rubber components are highly competitive, with a majority of production represented by the captive production operations of large manufacturers and the balance represented by independent manufacturers. Captive manufacturers make components for internal use and for sale to third parties. All of the captive manufacturers, and many independent manufacturers, are significantly larger and have greater resources than we do. Our competitors are continuously exploring and implementing improvements in technology and manufacturing processes in order to improve product quality, and our ability to remain competitive will depend, among other things, on whether we are able to keep pace with such quality improvements in a cost effective manner.

Our production capacity has been expanded geographically in recent years to operate in the same markets as our customers.

We have expanded our metal bearing components production facilities and capacity over the last several years. Historically, metal bearing component production facilities have not always operated at full capacity. Over the past several years, we have undertaken steps to address a portion of the capacity risk including closing or ceasing operations at certain plants and downsizing employment levels at others. As such, the risk exists that our customers may exit the geographic markets in which our production capacity is located and/or develop vendors in lower cost countries in which we do not have production capacity.

The price of our common stock may be volatile.

The market price of our common stock could be subject to significant fluctuations and may decline. Among the factors that could affect our stock price are:

•	economic recession or other macro-economic factors;

•	our operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as earnings (loss) per share, net income (loss) and revenues;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	loss of any member of our senior management team;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	sales of our common stock by stockholders;

•	general market conditions;

•	domestic and international economic, legal and regulatory factors unrelated to our performance;

•	loss of a major customer; and

•	ability to declare and pay a dividend.

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

Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable and may prevent shareholders from receiving a takeover premium for their shares. These provisions include, for example, a classified board of directors and the authorization of our board of directors to issue up to 5.0 million preferred shares without a stockholder vote. In addition, our restated certificate of incorporation provides that stockholders may not call a special meeting.

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

In addition, during 2008 we adopted a shareholder’s rights plan, which expired in December 2011, intended to deter coercive or unfair takeover tactics and prevent an acquirer from gaining control of the company at less than fair value. The plan gave existing shareholders the right to purchase Junior Participating Preferred Stock of the Company once and only if the acquirer obtained 15% of our common stock.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The manufacturing plants for each of our segments are listed below. In addition, we lease a portion of a small office building in Johnson City, Tennessee which serves as our corporate offices.

Metal Bearing Components Segment

Manufacturing Operation	Country	Approximate Sq. Feet	Owned or Leased
Erwin Plant	U.S.A.	125,000	Owned
Mountain City Plant	U.S.A.	86,000	Owned
Kilkenny Plant (non-operating)	Ireland	125,000	Owned
Pinerolo Plant	Italy	330,000	Owned
Kysucke Plant	Slovakia	135,000	Owned
Veenendaal Plant	The Netherlands	159,000	Owned
Kunshan Plant Phase I	China	110,000	Leased
Kunshan Plant Phase II (not yet in operation)	China	75,000	Leased

The Kunshan Plant leases are accounted for as a capital lease and we have an option to purchase the facilities at various points in the future. Production at the Kilkenny Plant ceased on February 6, 2009 and was moved to other European Metal Bearing Components operations. The Kilkenny property is being made ready for sale with any expected sale to occur later than a year from the date of this report. As such, the property is still considered to be held and used for which the carrying value at December 31, 2011 approximates its fair value.

Plastic and Rubber Components Segment

Manufacturing Operation	Country	Approximate Sq. Feet	Owned or Leased
Danielson Plant	U.S.A.	50,000	Owned
Lubbock Plant	U.S.A.	228,000	Owned

Precision Metal Components Segment

Manufacturing Operation	Country	Approximate Sq. Feet	Owned or Leased
Wellington Plant 1	U.S.A.	86,000	Leased
Wellington Plant 2	U.S.A.	132,000	Leased

The Wellington Plants are leased from a company controlled by the former owner of Whirlaway Corporation, who was an officer of NN until September 1, 2011 (see Note 20 of the Notes to Consolidated Financial Statements).

For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 3.	Legal Proceedings

During 2006, we received correspondence from the Environmental Protection Agency (“EPA”) requesting information regarding a former waste recycling vendor (“AER”) used by our former Walterboro, South Carolina facility. AER, located in Augusta, Georgia, ceased operations in 2000 and EPA began investigating its facility. As a result of AER’s operations, soil and groundwater became contaminated. EPA initially contacted fifty-four other companies (“Potentially Responsible Parties” or “PRPs”) who also sent waste to AER. Most of these PRPs, including us, have entered into a consent order with EPA to investigate and remediate the site proactively. To date, the PRP Group has submitted a Remedial Investigation, which has been accepted by EPA. In addition, a Feasibility Study has been tentatively approved by EPA. The costs associated with the chosen remediation are estimated to be approximately $10 million of which our allocated share is approximately $0.1 million which has been fully accrued for as of December 31, 2011. While there can be no assurances, we believe that the $0.1 million is the maximum amount for which we will be liable under the tentatively accepted remediation plan.

Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our wholly owned German subsidiary Kugelfertigung Eltmann GbmH (“Eltmann” or “Eltmann Plant”) sustained a significant weakening of its financial condition. As a result, it became technically insolvent at which point it was required to file for bankruptcy under German bankruptcy law. The filing was made in the bankruptcy court in Germany on January 20, 2011. As of this date, NN lost the ability to control or manage Eltmann as a result of the bankruptcy court trustee taking over effective control and day to day management of this subsidiary. As a result of loss of control this subsidiary, NN deconsolidated the assets and liabilities of Eltmann on our Consolidated Financial Statements effective January 20, 2011. The ultimate impact on NN of Eltmann filing for bankruptcy will depend on the findings of the bankruptcy court. However, until such court proceedings are finalized, we will not be able to determine what liabilities and contingent obligations, if any, might remain as the responsibility of NN. (See Note 1 of Notes to Consolidated Financial Statements).

All of our other legal proceedings are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Stock Market LLC (“NASDAQ”) under the trading symbol “NNBR.” As of March 9, 2012, there were approximately 3,500 holders of the common stock and the closing per share stock price as reported by NASDAQ was $8.44.

The following table sets forth the high and low closing sales prices of the common stock, as reported by NASDAQ. We did not pay any dividends on the common stock during 2011 and 2010.

	Close Price
	High	Low
2011
First Quarter	$18.53	$11.81
Second Quarter	19.01	12.62
Third Quarter	16.16	5.05
Fourth Quarter	9.06	4.71
2010
First Quarter	$5.50	$3.25
Second Quarter	7.32	5.00
Third Quarter	8.88	4.46
Fourth Quarter	12.52	8.03

The following graph compares the cumulative total shareholder return on our common stock (consisting of stock price performance and reinvested dividends) from December 31, 2006 with the cumulative total return (assuming reinvestment of all dividends) of (i) the Value Line Machinery Index (“Machinery”) and (ii) the Standard & Poor’s 500 Stock Index, for the period December 31, 2006 through December 31, 2011. The Machinery index is an industry index comprised of 49 companies engaged in manufacturing of machinery and machine parts, a list of which is available from the Company. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices on December 31, 2006. We cannot assure you that the performance of the common stock will continue in the future with the same or similar trend depicted on the graph.

Comparison of Five-Year Cumulative Total Return*

NN, Inc., Standard & Poors 500 and Value Line Machinery Index

(Performance Results Through 12/31/11)

*	Cumulative total return assumes reinvestment of dividends.

	Cumulative Return
	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
NN, Inc.	78.07	19.34	33.44	104.38	50.68
Standard & Poors 500	105.49	66.46	84.04	96.70	98.74
Machinery	142.51	82.67	130.02	216.23	246.13

The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and depend upon our profitability, financial condition, capital needs, credit agreement restrictions, future prospects and other factors deemed relevant by the Board of Directors. During the fourth quarter of 2008, we suspended our historic quarterly dividend in order to enhance our liquidity due to the global recession. As of the date of this report, no dividend has been reinstated by our Board of Directors.

See Part III, Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2011 Annual Report on Form 10-K for information required by Item 201 (d) of Regulation S-K.

Item 6.	Selected Financial Data

The following selected financial data has been derived from our audited financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, including notes thereto.

(In Thousands, Except Per Share Data)	Year ended December 31,
	2011	2010	2009	2008	2007
Statement of Income Data:
Net sales	$424,691	$365,369	$259,383	$424,837	$421,294
Cost of products sold (exclusive of depreciation shown separately below)	347,622	296,422	235,466	344,685	337,024
Selling, general and administrative	30,657	30,407	27,273	36,068	36,473
Depreciation and amortization	17,016	19,195	22,186	27,981	22,996
(Gain) loss on disposal of assets	(36)	808	493	(4,138)	(71)
Impairment of goodwill	—	—	—	30,029	10,016
Restructuring and impairment charges, excluding goodwill impairment	—	2,289	4,977	12,036	3,620

Income (loss) from operations	29,432	16,248	(31,012)	(21,824)	11,236
Interest expense	4,715	6,815	6,359	5,203	6,373
Write-off of unamortized debt issuance cost	—	130	604	—	—
Other income, net	(1,388)	(1,682)	(351)	(850)	(386)

Income (loss) before provision (benefit) for income taxes	26,105	10,985	(37,624)	(26,177)	5,249
Provision (benefit) for income taxes	5,168	4,569	(2,290)	(8,535)	6,422

Net income (loss)	$20,937	$6,416	$(35,334)	$(17,642)	$(1,173)

Basic income (loss) per share:
Net income (loss)	$1.24	$0.39	$(2.17)	$(1.11)	$(0.07)

Diluted income (loss) per share:
Net income (loss)	$1.24	$0.39	$(2.17)	$(1.11)	$(0.07)

Dividends declared	$0.00	$0.00	$0.00	$0.24	$0.32

Weighted average number of shares outstanding – Basic	16,817	16,455	16,268	15,895	16,749

Weighted average number of shares outstanding – Diluted	16,953	16,570	16,268	15,895	16,749

	As of December 31,
(In Thousands)	2011	2010	2009	2008	2007
Balance Sheet Data:
Current assets	$124,025	$115,670	$98,283	$124,621	$138,024
Current liabilities	73,041	83,587	68,489	63,355	84,256
Total assets	259,461	248,555	242,652	284,040	350,078
Long-term debt	71,629	67,643	77,558	90,172	100,193
Stockholders’ equity	99,676	78,107	76,803	109,759	130,043

During the year ended December 31, 2011, the results were impacted by certain items including $5.0 million in additional start-up costs from new multi-year sales programs (all in our Precision Metals Components Segment) and $0.8 million in a one-time tax benefit from removing valuation allowances on certain deferred tax assets in Europe. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

During the year ended December 31, 2010, the results were impacted by certain items including $4.5 million from NN ceasing operations at the Tempe plant, $3.0 million in start-up costs from new multi-year sales programs (both in our Precision Metals Components Segment) and $1.1 million in costs related to the elimination of certain senior management positions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

Risk Factors

See Item 1A. “Risk Factors” for a discussion of risk factors that could materially impact our actual results.

Overview and Management Focus

Our strategy and management focus is based upon the following long-term objectives:

•	Growth from taking over the in-house (captive) production of components from our global customers by providing a competitive and attractive outsourcing alternative

•	Organic and acquisitive growth of our precision metal components platform

•	Global expansion of our manufacturing base to better address the global requirements of our customers

Management generally focuses on these trends and relevant market indicators:

•	Global industrial growth and economics

•	Global automotive production rates

•	Costs subject to the global inflationary environment, including, but not limited to:

•	Raw material

•	Wages and benefits, including health care costs

•	Regulatory compliance

•	Energy

•	Raw material availability

•	Trends related to the geographic migration of competitive manufacturing

•	Regulatory environment for United States public companies

•	Currency and exchange rate movements and trends

•	Interest rate levels and expectations

Management generally focuses on the following key indicators of operating performance:

•	Sales growth

•	Cost of products sold

•	Selling, general and administrative expense

•	Net income (loss)

•	Cash flow from operations and capital spending

•	Customer service reliability

•	External and internal quality indicators

•	Employee development

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgment underlying them, are disclosed in Note 1 of the Notes to Consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, asset impairment recognition, and business combination accounting. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding our business operations, financial condition and results of operations. We cannot assure you that actual results will not significantly differ from the estimates used in these critical accounting policies.

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

Accounts Receivable. Accounts receivable are recorded upon recognition of a sale of goods and ownership and risk of loss is assumed by the customer. Substantially all of our accounts receivables are due primarily from the core served markets. In establishing allowances for doubtful accounts, we perform credit evaluations of our customers, considering numerous inputs when available including the customers’ financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects. Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible. We believe that adequate allowances for doubtful accounts have been provided in the Consolidated Financial Statements. However, it is possible that we could experience additional unexpected credit losses.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory valuations are developed using normalized production capacities for each of our manufacturing locations. Abnormal variances from excess capacity or under-utilization of fixed production overheads are expensed in the period incurred. Our inventories are not generally subject to obsolescence due to spoilage or expiring product life cycles. We assess inventory obsolescence routinely and record a reserve when inventory items are deemed non recoverable in future periods. We operate generally as a make-to-order business; however, we also stock products for certain customers in order to meet delivery schedules. While management believes that adequate write-downs for inventory obsolescence have been made in the Consolidated Financial Statements, we could experience additional inventory write-downs in the future.

Goodwill and Acquired Intangibles. For new acquisitions, we use estimates, assumptions and appraisals to allocate the purchase price to the assets acquired and to determine the amount of goodwill. These estimates are based on market analyses and comparisons to similar assets. Annual procedures are required to be performed to assess whether recorded goodwill is impaired. The annual tests require management to make estimates and assumptions with regard to the future operations of its reporting units, and the expected cash flows that they will generate. These estimates and assumptions could impact the recorded value of assets acquired in a business combination, including goodwill, and whether or not there is any subsequent impairment of the recorded goodwill and the amount of such impairment.

Goodwill is tested for impairment on an annual basis as of October 1 and between annual tests if a triggering event occurs. The impairment procedures are performed at the reporting unit level for the one unit that still has goodwill. In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We are adopting this standard in the fourth quarter of 2011 concurrent with our annual impairment test. In assessing the qualitative factors, we considered the impact of the following key factors and their effect on the reporting unit, budget to actual performance, economic, market and industry considerations, earnings multiples and cash flow from operations. Based on this qualitative assessment considering prior year results and current operating performance we determined it was more likely than not that the fair value of the reporting unit exceeded the carrying value of the reporting unit.

If the qualitative assessment indicates it is more likely than not that the fair value is less than the carrying value, U.S. GAAP prescribes a two-step process for testing for goodwill impairments. The first step is to determine if the carrying value of the reporting unit with goodwill is less than the related fair value of the reporting unit. We determine the fair value of the reporting unit through use of discounted cash flow methods and market based multiples of earning and sales methods obtained from a grouping of comparable publicly trading companies. We believe this methodology of valuation is consistent with how market participants would value reporting units. The discount rate and market based multiples used are specifically developed for the units tested regarding the level of risk and end markets served. Even though we do use other observable inputs (Level 2 inputs under the US GAAP hierarchy) the calculation of fair value for goodwill would be most consistent with Level 3 under the US GAAP hierarchy.

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

Impairment of Long-Lived Assets. Our long-lived assets include property, plant and equipment. The recoverability of the long-term assets is dependent on the performance of the companies which we have acquired or built, as well as the performance of the markets in which these companies operate. In assessing potential impairment for these assets, we will consider these factors as well as forecasted financial performance based, in large part, on management business plans and projected financial information which are subject to a high degree of management judgment and complexity. Future adverse changes in market conditions or adverse operating results of the underlying assets could result in having to record additional impairment charges not previously recognized. (See Note 6 of the Notes to Consolidated Financial Statements).

Results of Operations

The following table sets forth for the periods indicated selected financial data and the percentage of our net sales represented by each income statement line item presented.

	As a Percentage of Net Sales Year ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of product sold (exclusive of depreciation shown separately below)	81.9	81.1	90.8
Selling, general and administrative expenses	7.2	8.3	10.5
Depreciation and amortization	4.0	5.3	8.6
(Gain) loss on disposal of assets	0.0	0.2	0.2
Restructuring and impairment charges	0.0	0.6	1.9

Income (loss) from operations	6.9	4.5	(12.0)
Interest expense	1.1	1.9	2.4
Other (income) expense	(0.3)	(0.5)	0.1

Income (loss) before provision (benefit) for income taxes	6.1	3.1	(14.5)
Provision (benefit) for income taxes	1.2	1.3	(0.9)

Net income (loss)	4.9%	1.8%	(13.6%)

Sales Concentration

Sales to various U.S. and foreign divisions of SKF, one of the largest bearing manufacturers in the world, accounted for approximately 38% of consolidated net sales in 2011. During 2011, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 76% of our consolidated net sales. None of our other customers individually accounted for more than 10% of our consolidated net sales for 2011. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and have a corresponding negative impact on our operating profit margin due to the operational leverage these customers provide. This could lead to sales volumes not being high enough to cover our current cost structure or to provide adequate operating cash flows or cause us to incur additional restructuring and/or impairment costs. Due to a limit on the amount of excess bearing component production capacity in the markets we serve, we believe it would be difficult for any of our top ten customers to take a significant portion of our business away in the short term.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2011	2010	Change
Net sales	$424,691	$365,369	$59,322
Foreign exchange effects				11,066
Volume				34,886
Price				5,376
Mix				(4,157)
Material inflation pass-through				12,151
Cost of products sold (exclusive of depreciation shown separately below)	347,622	296,422	51,200
Foreign exchange effects				8,714
Volume				24,023
Cost reduction projects				(9,331)
Mix				1,121
Inflation				14,908
New sales program start-up costs and other specific costs				11,765
Selling, general and administrative	30,657	30,407	250
Foreign exchange effects				562
Increase in spending				935
Severance costs incurred during 2010				(1,247)
Depreciation and amortization	17,016	19,195	(2,179)
Foreign exchange effects				436
Accelerated depreciation incurred during 2010				(1,000)
Elimination of depreciation expense on fully depreciated assets, net of new assets placed in service				(1,615)
Restructuring and impairment charges	—	2,289	(2,289)
Interest expense	4,715	6,815	(2,100)
(Gain)/Loss on disposal of assets	(36)	808	(844)
Write off of unamortized debt issue cost	—	130	(130)
Other income, net	(1,388)	(1,682)	294

Income before provision for income taxes	26,105	10,985	15,120
Provision for income taxes	5,168	4,569	599

Net income	$20,937	$6,416	$14,521

Net Sales. Net sales increased from 2011 to 2010 due primarily to sales growth in the customer end markets we serve. Both automotive and industrial end markets have experienced strong year over year sales growth due to the overall macro-economic growth and higher consumer demand. Additionally, sales increased due to the appreciation in value of Euro denominated sales. The increase in sales due to price was the result of targeted price increases to our customers across all businesses and product lines. The increase in sales from material inflation pass-through was due to increasing sales prices to our customers to recover actual material inflation incurred during 2011.

Cost of Products Sold (exclusive of depreciation). A large portion of the increase was due to the same sales volume increases discussed above. Cost of products sold was impacted more so by inflation on material, labor and manufacturing supplies in 2011 than in 2010 or 2009 due to increased global demand. Additionally, cost of products sold increased from the appreciation in value of Euro denominated costs. Cost of products sold increased $5.0 million due to additional production inefficiencies and incurred costs, over those levels experienced in 2010, from starting up production on new multi-year sales programs at our Precision Metal Components Segment (discussed below).

Additionally, cost of products sold increased due to specific costs added during 2011 for incentive compensation and compensation related costs (especially medical and workers compensation costs), and from higher levels of spending on scheduled repairs and maintenance and for manufacturing supplies. During 2010, spending was depressed in these areas due to the global recession. Finally, there were various one time benefits during 2010 related to labor concessions and credits from a material supplier in Europe that did not repeat in 2011.

During 2011, our cost of products sold as a percentage of sales was 81.9%, which is slightly higher than our historical range. The higher cost of products sold was due to operational inefficiencies related to the new sales program start-ups and additional specific costs mentioned above.

Selling, General and Administrative. Selling, general and administrative expenses increased in part due to the appreciation in value of Euro denominated costs as compared to 2010. The increase in spending in selling, general and administrative expenses was due to the addition of incentive compensation that was not in place during 2010 and from the addition of certain key positions at our Precision Metal Components Segment to support growth in this business. Finally, during 2010, we incurred $1.2 million in severance costs, which did not repeat in 2011, related to permanent administrative cost savings.

Depreciation and Amortization. A large portion of the decrease in depreciation and amortization expense was due to the accelerated depreciation of $1.0 million during 2010 on certain fixed assets at our Tempe Plant ,which did not repeat during 2011, and the elimination of the Tempe Plant depreciation from the 2011 expense due to ceasing operations in August 2010. Depreciation expense was further reduced due to certain assets, which are still in use, at our Pinerolo Plant becoming fully depreciated from the second quarter of 2010 onward. Finally, the elimination of the Eltmann Plant depreciation due to deconsolidation of that unit and no longer incurring amortization expense on a customer contract intangible asset after 2010 further reduced the 2011 expense. Partially offsetting these favorable effects was the impact on depreciation of capital expenditures that were placed in service during 2011.

Interest Expense. Interest expense was lower primarily due to decreases in the interest rate spread charged on our LIBOR credit facility and our senior notes partially offset by higher overall debt levels during 2011. These savings were achieved under the new credit agreements entered into on December 21, 2010 and September 30, 2011.

Restructuring and impairment charges. During the year ended December 31, 2010, we incurred $2.0 million in restructuring charges related to ceasing operations at our Tempe Plant and $0.3 million in impairment charges related to the production equipment at our Eltmann Plant. These charges did not repeat during 2011. (See Note 2 of the Notes to Consolidated Financial Statements).

Other income, net. Included in other income, net, during 2011, was $0.9 million related to foreign exchange gains on inter-company loans which was lower than the $1.4 million in foreign exchange gains on inter-company loans incurred in 2010. The gains are a function of the change in valuation of the Euro versus the U.S. Dollar.

Provision for income taxes. For the twelve months ended December 31, 2011 and 2010, the difference between the effective tax rates of 20% and 42%, respectively, was mainly due to not recognizing tax benefits on the Tempe Plant closure costs and other incurred losses in the U.S. due to existing deferred tax valuation allowances in 2010. Additionally, in 2011 we recognized tax benefits related to the Eltmann deconsolidation of $0.6 million and income tax expense was lowered by the elimination of valuation allowances on certain deferred tax assets totaling $0.8 million in Europe. (See Note 13 of the Notes to Consolidated Financial Statements).

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2011	2010	Change
Net sales	$308,883	$271,339	$37,544
Foreign exchange effects				11,066
Volume				16,664
Price				3,451
Mix				(4,156)
Material inflation pass-through				10,519
Segment net income	$30,360	$24,910	$5,450

The sales volume increase in our Metal Bearings Components Segment has been in our U.S. and Asian based businesses. Sales volumes were more robust in the first half of 2011 with the second half witnessing sales reductions due to softening demand in Europe.

The segment net income was impacted primarily by the increase in sales volume and the related production efficiencies and leveraging of fixed production costs. Additionally, the achieved price increases in 2011 had a significant impact on segment net income. Finally, the segment results were favorably impacted by the implementation of planned cost reduction projects. The 2010 segment net income included $1.2 million in after-tax foreign exchange gains on certain inter-company loans as discussed above that were not included in 2011 segment net income.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2011	2010	Change
Net sales	$72,272	$54,913	$17,359
Volume				15,671
Price/Mix				1,310
Material inflation pass-through				378
Segment net loss	$(3,143)	$(8,922)	$5,779

The majority of the increase in sales at this segment was due to the addition of new multi-year sales programs in 2011. Partially offsetting the volume increases from the new sales programs was volume lost due to ceasing operations at the Tempe Plant during the third quarter of 2010.

The segment net loss was lower in 2011 due to benefits from increased sales volumes and price increases during 2011. Additionally, $4.5 million in Tempe plant closure related costs that were incurred in 2010 did not repeat during 2011. Partially offsetting these favorable effects was $5.0 million in additional operational inefficiencies and incurred costs during 2011, over those levels experienced in 2010, related to ramping up production for new large multi-year sales programs. During the third and fourth quarters of 2011, we achieved reductions in start-up costs on the major sales programs from the levels experienced during the fourth quarter of 2010 and first half of 2011.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2011	2010	Change
Net sales	$43,536	$39,117	$4,419
Volume				2,550
Price/Mix				615
Material inflation pass-thru				1,254
Segment net income	$1,919	$2,504	$(585)

The volume increase for this segment was related to increased U.S. automotive end market demand as the economy and consumer demand has returned to more normalized levels. The majority of the increases in price are from passing through material inflation to customers which provided minimal impact to net income.

The decrease in segment net income was from operational inefficiencies due to starting-up a new sales program which more than offset the favorable benefit that resulted from the increase in sales volume.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009.

Economic Impacts on the Twelve Month Period ended December 31, 2010.

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

Unusual or Non-Recurring Costs Impacting the Twelve Month Period ended December 31, 2010.

Ceasing Operations and Severance Costs

In addressing our global cost structure, we incurred various charges during 2010 from ceasing operations at our Tempe Plant and the elimination of various senior level positions. The impact of ceasing operations at the Tempe Plant totaled $4.5 million in costs and charges during 2010. This was composed of $2.0 million in cash restructuring costs and $2.5 million in charges related to reducing the book values of certain equipment and inventory that was abandoned as part of ceasing operations and from the loss on sale of other assets. In addition to the Tempe Plant, we incurred $1.1 million in charges related to eliminating certain senior level positions within our Company to streamline the organization. Finally, we incurred $0.3 million in impairment charges on certain production machinery at our Eltmann Plant which filed for bankruptcy on January 20, 2011. The total impact on the 2010 net income of all of the above was $6.0 million pre-tax and $5.8 million after-tax.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2010	2009	Change
Net sales	$365,369	$259,383	$105,986
Foreign exchange effects				(10,718)
Volume				115,975
Price				550
Mix				(927)
Material inflation pass-through				1,106
Cost of products sold (exclusive of depreciation shown separately below)	296,422	235,466	60,956
Foreign exchange effects				(8,125)
Volume				73,390
Cost reduction				(9,209)
Mix				(774)
Inflation				1,991
New sales program start-up costs and plant closure related costs				3,683
Selling, general and administrative	30,407	27,273	3,134
Foreign exchange effects				(724)
Severance costs				1,247
Share based compensation expense				1,101
Increase in spending				1,510
Depreciation and amortization	19,195	22,186	(2,991)
Foreign exchange effects				(490)
Accelerated depreciation due to plant closure				1,000
Elimination of depreciation expense on fully depreciated assets				(3,501)
Restructuring and impairment charges	2,289	4,977	(2,688)
Interest expense	6,815	6,359	456
Loss on disposal of assets	808	493	315
Write off of unamortized debt issue cost	130	604	(474)
Other income, net	(1,682)	(351)	(1,331)

Income (loss) before provision (benefit) for income taxes	10,985	(37,624)	48,609
Provision (benefit) for income taxes	4,569	(2,290)	6,859

Net income (loss)	$6,416	$(35,334)	$41,750

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

Cost of Products Sold (exclusive of depreciation shown separately below). The majority of the increase was due to the same sales volume increases discussed above. Excluding volume effects, cost of products sold decreased due mainly to the reduction in the value of Euro denominated costs relative to the U.S. Dollar and to planned cost saving projects partially offset by increased inflation. Additionally, cost of products sold increased $3.0 million due to production inefficiencies and additional incurred costs from starting up production on new major multi-year sales programs at our Wellington Plants and from $0.6 million in one-time costs related to the Tempe Plant closure for the revalue of inventory that ceased to be used and the transfer of certain production to our Wellington Plants.

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

Selling, General and Administrative Expenses. A large portion of the increase in selling, general and administrative expenses was from share-based compensation expense recognized during the first quarter of 2010 due to the immediate vesting of shares granted to certain key employees and non-executive directors. Additionally, the increase in selling, general and administrative expenses during 2010 was from increased salaries and wages expense particularly due to eliminating the 10% to 20% reduction in salaries put in place in 2009 and reinstating incentive compensation plans for 2010. Finally, during 2010, we incurred $1.2 million in severance cost related to permanent administrative cost savings.

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

Interest Expense. Interest expense was higher due to increases in the interest rate spread charged on our LIBOR credit facility and our senior notes. The interest rate was increased upon amending our credit facilities on March 13, 2009 and on March 5, 2010. In addition, we amortized $0.3 million more of capitalized loan costs into interest expense due to the amendments of the loan facilities.

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

Provision for Income Taxes. For the full year 2010 and 2009, the difference between the effective tax rates of 41.6% and 6%, respectively, was mainly due to valuation allowances placed on U.S. deferred tax benefits during the second quarter of 2009 that were still being applied to U.S. taxable losses and expense during 2010. In 2010, the main driver was not recognizing tax benefits on the losses in the Precision Metal Components Segment from ceasing operations at the Tempe Plant and the new sales program startups. (See Note 13 of the Notes to Consolidated Financial Statements).

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

The positive variance in segment net income for 2010 compared to 2009 was favorably impacted by certain items totaling $4.9 million. The 2010 segment net income was favorably impacted by $1.2 million, after tax, in foreign exchange gains on certain inter-company U.S. Dollar denominated transactions (as discussed above). In addition, the segment net loss for 2009 was increased by $0.8 million after tax, due to restructuring charges related to the closure of the Kilkenny Plant taken in 2009 and by $2.9 million of after tax restructuring charges related to the reduction in force at our Veenendaal Plant incurred in 2009.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2010	2009	Change
Net sales	$54,913	$45,003	$9,910
Volume				9,910
Segment net loss	$(8,922)	$(4,391)	$(4,531)

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

Changes in Financial Condition from December 31, 2010 to December 31, 2011.

From December 31, 2010 to December 31, 2011, our total assets increased $10.9 million and our current assets increased $8.4 million. The depreciation in the value of Euro denominated account balances, partially offset by appreciation of Chinese Yuan account balances, relative to the U.S. Dollar caused total assets and current assets to decrease approximately $3.0 million and $1.0 million, respectively, from December 31, 2010.

Excluding the foreign exchange effects, accounts receivable was higher by $3.9 million due primarily to the 6% increase in sales volume in December and November of 2011 from sales levels in December and November of 2010. Additionally, the days sales outstanding have increased 4.5 days as of December 31, 2011 due to timing of certain customer receipts and a higher mix of export customers with extended payment terms. Partially offsetting these increases was a $3.4 million reduction from the deconsolidation of Eltmann’s accounts receivable balances effective January 20, 2011. Net overdue receivables were approximately 19% and 12% of total accounts receivable at December 31, 2011 and 2010, respectively. The increase in overdue receivables in 2011 was due primarily to payments from certain customers being received in early January 2012 rather than by December 31, 2011.

Excluding the foreign exchange effects, inventories increased by $4.6 million from December 31, 2010, primarily from increased raw material, work in process inventory and finished goods inventory due to higher production volumes in 2011.

Excluding the foreign exchange effects, property, plant and equipment increased $3.8 million as year to date capital spending was $3.3 million higher than depreciation. Additionally, property, plant and equipment increased for the $1.9 million addition of land and building acquired through a 20 year capital lease at our Kunshan Plant on October 1, 2011. This was partially offset by the deconsolidation of machinery at Eltmann with a net book value of $1.3 million effective January 20, 2011.

From December 31, 2010 to December 31, 2011, our total liabilities decreased $10.7 million. The depreciation in the value of Euro denominated account balances, partially offset by appreciation of Chinese Yuan account balances, relative to the U.S. Dollar caused total liabilities to decrease approximately $0.7 million from December 31, 2010. The majority of the reduction in liabilities was due to the deconsolidation of Eltmann liabilities totaling $8.3 million the largest of which was the Eltmann accrued pension liability totaling $5.6 million. Finally, excluding foreign exchange effects and the effects of the Eltmann deconsolidation ($1.7 million), accounts payable decreased $5.0 million due to the timing of payments to certain vendors and from the large capital expenditures in year end 2010 accounts payable that were paid in 2011.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $51.0 million at December 31, 2011 as compared to $32.1 million at December 31, 2010. The ratio of current assets to current liabilities increased from 1.38:1 at December 31, 2010 to 1.70:1 at December 31, 2011. The increase in working capital was due primarily to movements in accounts receivable, inventory, and accounts payable discussed above.

Cash flow provided by operations was $15.0 million for 2011 compared with $27.9 million for 2010. The unfavorable variance in cash flow provided by operations was principally due to the unfavorable effect from increasing net working capital at a much higher rate in 2011 versus in 2010. The working capital increases, as discussed above, were due to increased sales and production volumes experienced during 2011.

Liquidity and Capital Resources

Amounts outstanding under our $100 million credit facility and our fixed rate senior notes as of December 31, 2011 were $41.0 million (including $0.8 million under our swing line of credit) and $37.1 million, respectively. As of December 31, 2011, we can borrow up to an additional $48.0 million under the $100 million credit facility, including $9.2 million under our swing line of credit, subject to limitations based on existing financial covenants. The $48.0 million of availability is net of $1 million of outstanding letters of credit at December 31, 2011 which are considered as usage of the facility. The $48.0 million considers our new liquidity requirement from the September 30, 2011 amendment that the total outstanding under the revolving credit agreement shall be at least $10 million less than the total committed amount of $100 million during the period commencing September 30, 2011 and ending on September 30, 2012.

We were in compliance with all covenants related to the $100 million credit facility and the fixed rate senior notes agreements as of December 31, 2011. The table below summarizes the financial covenants of the two credit agreements as of December 31, 2011:

Financial Covenants	Required Covenant Level	Actual Level Achieved
Interest coverage ratio	Not to be less than 3.00 to 1.00 as of the last day of any fiscal quarter	6.50 to 1.00
Fixed charge coverage	Not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter	1.30 to 1.00
Leverage ratio	Not to exceed 2.50 to 1.00 for the most recently completed four fiscal quarters	1.68 to 1.00
Capital expenditures	Not to exceed 150% of Consolidated Depreciation Charges for the immediate previous fiscal year.	73%

The fixed charge coverage ratio increases to “not to be less than 1.25 to 1.00 as of the last day of any fiscal quarter” starting October 1, 2012.

On December 20, 2011, we borrowed an additional $20 million in seven-year fixed rate notes from Prudential Capital at a rate of 4.64%. These notes, which mature on December 20, 2018, are interest-only for the first two years followed by five equal annual principal payments. The proceeds were used to repay existing revolving credit bank debt and to fund growth capital projects. Prudential Capital also agreed to reduce the rate on our existing $17.1 million of fixed rate notes due in 2014 from 6.50% to 5.39%.

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

On December 21, 2010, we entered into an amended and restated revolving credit facility expiring December 21, 2014 with Key Bank as administrative agent with an initial size of $75 million. The amended agreement was entered into to adjust our financial and non-financial covenants to more normalized measures and to provide greater ability to fund our capital investment plans. The interest rate was amended to LIBOR plus a margin of 1.5% to 3.5% (depending on the level of the ratio of debt to EBITDA) from LIBOR plus a margin of 4.75%. The facility may be expanded upon our request with approval of the lenders by up to $60 million, under the same terms and conditions. On March 9, 2011, we exercised an option to increase the size of the facility from $75 million to $100 million to allow additional flexibility and to fund potential growth projects. The loan agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt. The facility has a $10 million swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. Costs associated with entering into the revolving credit facility and the subsequent amendment on September 30, 2011, were capitalized and will be amortized into interest expense over the life of the facility. As of December 31, 2011 and 2010, $1.7 million and $2.1 million, respectively, of net capitalized loan origination costs were on the balance sheet within other non-current assets.

On December 21, 2010, our senior notes agreement with Prudential Capital was also amended. The amended agreement was entered into to adjust our financial and non-financial covenants to more normalized measures. There were no changes to the terms or availability of credit but the interest rate was reduced from 8.50% to 6.70%. The agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt. Interest is paid semi-annually and the notes mature on April 26, 2014. We incurred costs as a result of issuing these notes and the subsequent amendments on September 30, 2011 and December 20, 2011 which have been recorded as a component of other non-current assets and are being amortized over the term of the notes. The unamortized balance at December 31, 2011 and 2010 was $0.3 million and $0.4 million, respectively.

Our arrangements with our domestic customers typically provide that payments are due within 30 to 60 days following the date of our shipment of goods, while arrangements with foreign customers of our domestic business (other than foreign customers that have entered into an inventory management program with us) generally provide that payments are due within 60 to 120 days following the date of shipment to allow for additional transit time and customs clearance. Under the Metal Bearing Components Segment’s inventory management program with certain customers, payments typically are due within 30 days after the customer uses the product. Our arrangements with European customers regarding due dates vary from 30 to 90 days following date of sale for European based customers and 60 to 120 days from customers outside of Europe to allow for additional transit time and customs clearance. Our sales and receivables can be influenced by seasonality due to our relative percentage of European business coupled with many foreign customers slowing production during the month of August. For information concerning our quarterly results of operations for the years ended December 31, 2011 and 2010, see Note 16 of the Notes to Consolidated Financial Statements.

We invoice and receive payment from many of our customers in Euro as well as other currencies. Additionally, we are party to various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. Dollar. In 2011, the fluctuation of the Euro against the U.S. Dollar positively impacted sales and net income. As a result of these sales, loans, payables and receivables, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of December 31, 2011, no currency hedges were in place. In addition, a strengthening of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have made planned capital expenditures totaling $20.3 million as of December 31, 2011. During 2012, we expect to spend between $15.0 million and $20.0 million on capital expenditures, the majority of which relate to new or expanded business. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our capital expenditures and working capital needs through December 2012. We base this assertion on our current availability for borrowing of up to $48.0 million and our forecasted positive cash flow from operations for the year ending December 31, 2012.

The table below sets forth our contractual obligations and commercial commitments as of December 31, 2011 (in thousands):

	Payments Due by Period
Certain Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt including current portion	$78,132	$6,503	$55,629	$8,000	$8,000
Expected interest payments	10,270	2,875	4,830	2,379	186
Operating leases	10,772	2,388	3,922	3,166	1,296
Capital leases	7,606	472	944	944	5,246

Total contractual cash obligations	$106,780	$12,238	$65,325	$14,489	$14,728

We have approximately $1.7 million in unrecognized tax benefits and related penalties and interest accrued within the liabilities section of our balance sheet. We are unsure when or if at all these amounts might be paid to U.S. and/or foreign taxing authorities. Accordingly, these amounts have been excluded from the table above. (See Note 13 of the Notes to Consolidated Financial Statements).

Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our wholly owned German subsidiary Kugelfertigung Eltmann GbmH (“Eltmann” or “Eltmann Plant”) sustained a significant weakening of its financial condition. As a result, it became technically insolvent at which point it was required to file for bankruptcy under German bankruptcy law. The filing was made in the bankruptcy court in Germany on January 20, 2011. As of this date, NN lost the ability to control or manage Eltmann as a result of the bankruptcy court trustee taking over effective control and day to day management of this subsidiary. As a result of loss of control of this subsidiary, NN deconsolidated the assets and liabilities of Eltmann from our Consolidated Financial Statements effective January 20, 2011 (See Note 1 of Notes to Consolidated Financial Statements). The ultimate impact on NN of Eltmann filing for bankruptcy will depend on the findings of the bankruptcy court. However, until such court proceedings are finalized, we will not be able to determine what liabilities and contingent obligations, if any, might remain as the responsibility of NN. Under advice from legal counsel, NN does not expect any further significant impacts on our consolidated financial statements as a result of the liquidation of this subsidiary.

Functional Currencies

We currently have operations in Slovakia, Italy and The Netherlands, all of which are Euro participating countries. Each of our European facilities sell product to customers in many of the Euro participating countries. The Euro has been adopted as the functional currency at all NN locations in Europe. The functional currency of NN Asia is the Chinese Yuan.

Seasonality and Fluctuation in Quarterly Results

Our net sales historically have been seasonal in nature, due to a significant portion of our sales being to European customers that significantly slow production during the month of August. For information concerning our quarterly results of operations for the years ended December 31, 2011 and 2010. (See Note 16 of the Notes to Consolidated Financial Statements).

Inflation and Changes in Prices

The cost base of our operations has been materially affected by steel inflation during recent years. Due to the ability to pass on this steel inflation to our customers the overall financial impact has been minimized. The prices for steel, engineered resins and other raw materials which we purchase are subject to material change. Our typical pricing arrangements with steel suppliers are subject to adjustment every three to six months in the U.S. and annually in Europe for base prices but quarterly for scrap surcharge adjustments. In the past, we have been able to minimize the impact on our operations resulting from the steel price fluctuations by adjusting selling prices to our customers periodically in the event of changes in our raw material costs.

Recently Issued Accounting Standards

In June 2011, the FASB issued amended accounting guidance related to presentation of comprehensive income. The standards update is intended to help financial statement users better understand the causes of an entity’s change in financial position and results of operation. It is effective for reporting periods beginning after December 15, 2011. The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statement where the components of net income and other comprehensive income are presented. The FASB amended this guidance in December 2011 to postpone a requirement to present items that are reclassified from other comprehensive income to net income on the face of the financial statement where the components of net income and other comprehensive income are presented and reinstate previous guidance related to such reclassifications. Upon adoption, we will continue to present components of comprehensive income in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We will adopt this guidance for reporting periods beginning January 1, 2012. Since this new guidance will affect disclosure requirements only, we have concluded that it will not have a material impact on our financial position or results of operations.

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We adopted this standard in the fourth quarter of 2011 concurrent with our annual impairment test.

Off Balance Sheet Arrangements

We have operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates. The following is a schedule by year of future minimum lease payments as of December 31, 2011 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year (in thousands).

Year ending December 31,
2012	$2,388
2013	2,048
2014	1,874
2015	1,633
2016	1,533
Thereafter	1,296

Total minimum lease payments	$10,772

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to our outstanding debt balances as well as from transacting in various foreign currencies. To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At December 31, 2011, we had $37.1 million of fixed rate senior notes outstanding and $41 million outstanding under the variable rate revolving credit facilities. At December 31, 2011, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.4 million. The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our Metal Bearing Component Segment invoices and receives payment in currencies other than the U.S. Dollar including the Euro. Additionally, we participate in various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. Dollar. In 2011, the fluctuation of the Euro against the U.S. Dollar positively impacted revenue and net income but decreased assets and liabilities. To help reduce exposure to foreign currency fluctuation, we have incurred debt in Euros in the past and have, from time to time, used foreign currency hedges to hedge currency exposures when these exposures meet certain discretionary levels. We did not use any currency hedges in 2011, nor did we hold a position in any foreign currency hedging instruments as of December 31, 2011.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NN, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss) and comprehensive income (loss), of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of NN, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/ PricewaterhouseCoopers LLP
Charlotte, North Carolina March 15, 2012

NN, Inc.

Consolidated Balance Sheets

December 31, 2011 and 2010

(In thousands, except per share data)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$4,536	$5,556
Accounts receivable, net	66,707	63,331
Inventories, net	46,023	41,882
Income tax receivable	949	530
Other current assets	5,810	4,371

Total current assets	124,025	115,670
Property, plant and equipment, net	120,528	118,488
Goodwill, net	8,039	8,396
Intangible assets, net	900	900
Non-current deferred tax assets	1,062	238
Other non-current assets	4,907	4,863

Total assets	$259,461	$248,555

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,217	$55,549
Accrued salaries, wages and benefits	11,697	13,548
Income taxes payable	1,858	2,560
Current maturities of long-term debt	6,503	5,714
Current portion of obligation under capital lease	472	275
Other current liabilities	4,294	5,941

Total current liabilities	73,041	83,587
Non-current deferred tax liabilities	3,810	3,954
Long-term debt, net of current portion	71,629	67,643
Accrued pension	7,705	13,438
Obligation under capital lease, net of current portion	3,600	1,826

Total liabilities	159,785	170,448

Commitments and Contingencies (Note 15)
Stockholders’ equity:
Common stock - $0.01 par value, authorized 45,000 shares, issued and outstanding 16,949 in 2011 and 16,620 in 2010.	169	167
Additional paid-in capital	55,071	51,863
Retained earnings	27,612	6,675
Accumulated other comprehensive income	16,824	19,402

Total stockholders’ equity	99,676	78,107

Total liabilities and stockholders’ equity	$259,461	$248,555

See accompanying notes to consolidated financial statements

NN, Inc.

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

Years ended December 31, 2011, 2010 and 2009

(In thousands, except per share data)

	2011	2010	2009
Net sales	$424,691	$365,369	$259,383
Cost of products sold (exclusive of depreciation shown separately below)	347,622	296,422	235,466
Selling, general and administrative	30,657	30,407	27,273
Depreciation and amortization	17,016	19,195	22,186
(Gain) loss on disposal of assets	(36)	808	493
Restructuring and impairment charges	—	2,289	4,977

Income (loss) from operations	29,432	16,248	(31,012)
Interest expense	4,715	6,815	6,359
Write-off of unamortized debt issuance cost	—	130	604
Other income, net	(1,388)	(1,682)	(351)

Income (loss) before provision (benefit) for income taxes	26,105	10,985	(37,624)
Provision (benefit) for income taxes	5,168	4,569	(2,290)

Net income (loss)	$20,937	$6,416	$(35,334)

Other comprehensive income (loss):
Actuarial loss recognized in change of projected benefit obligation (net of tax of $0, $0 and $0, respectively)	—	(392)	(315)
Foreign currency translation gain (loss)	(2,578)	(6,726)	2,356

Comprehensive income (loss)	$18,359	$(702)	$(33,293)

Basic income (loss) per share:
Net income (loss)	$1.24	$0.39	$(2.17)

Weighted average shares outstanding	16,817	16,455	16,268

Diluted income (loss) per share:
Net income (loss)	$1.24	$0.39	$(2.17)

Weighted average shares outstanding	16,953	16,570	16,268

See accompanying notes to consolidated financial statements

NN, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2011, 2010 and 2009

(In thousands)

	Common Stock		Additional paid in capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Number of Shares	Par Value
Balance, December 31, 2008	16,268	$163	$49,524	$35,593	$24,479	$109,759
Net loss	—	—	—	(35,334)	—	(35,334)
Stock option expense	—	—	337	—	—	337
Actuarial loss recognized in change of projected benefit obligation (net of tax $0)	—	—	—	—	(315)	(315)
Foreign currency translation gain	—	—	—	—	2,356	2,356

Balance, December 31, 2009	16,268	$163	$49,861	$259	$26,520	$76,803
Net income	—	—	—	6,416	—	6,416
Stock option expense	—	—	152	—	—	152
Shares issued for options	103	1	752	—	—	753
Actuarial loss recognized in change of projected benefit obligation (net of tax $0)	—	—	—	—	(392)	(392)
Stock compensation expense	249	3	1,098	—	—	1,101
Foreign currency translation loss	—	—	—	—	(6,726)	(6,726)

Balance, December 31, 2010	16,620	$167	$51,863	$6,675	$19,402	$78,107
Net income	—	—	—	20,937	—	20,937
Stock option expense	—	—	480	—	—	480
Shares issued for options	254	2	2,380	—	—	2,382
Stock compensation expense	75	—	348	—	—	348
Foreign currency translation loss	—	—	—	—	(2,578)	(2,578)

Balance, December 31, 2011	16,949	$169	$55,071	$27,612	$16,824	$99,676

See accompanying notes to consolidated financial statements

NN, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$20,937	$6,416	$(35,334)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,016	19,195	22,186
Amortization of debt issue costs	809	1,415	1,147
(Gain) loss on disposals of property, plant and equipment	(36)	808	493
Allowance for doubtful accounts	140	97	(119)
Compensation expense from issuance of restricted stock and incentive stock options	828	1,253	337
Deferred income tax expense (benefit)	(968)	418	841
Capitalized interest and non-cash interest	(210)	—	157
Non-cash restructuring and impairment charges	—	308	2,853
Write-off of unamortized debt issue costs	—	130	604
Changes in operating assets and liabilities:
Accounts receivable	(7,539)	(15,459)	1,481
Inventories	(7,079)	(10,253)	20,318
Income tax receivable	(419)	2,393	(631)
Other current assets	(1,658)	740	1,821
Other non-current assets	7	(1,403)	(355)
Accounts payable	(4,790)	19,165	(2,128)
Other liabilities	(2,083)	2,637	1,118

Net cash provided by operating activities	14,955	27,860	14,789

Cash flows from investing activities:
Acquisition of property, plant and equipment	(20,329)	(15,249)	(4,255)
Proceeds from disposals of property, plant and equipment	255	79	521
Cash lost in deconsolidation of Eltmann	(979)	—	—
Repayment of long-term note receivable	—	711	—

Net cash used by investing activities	(21,053)	(14,459)	(3,734)

Cash flows from financing activities:
Debt issue costs paid	(453)	(1,395)	(3,293)
Proceeds of long-term debt, net	20,000	—	—
Repayment of long-term debt, net	(16,014)	(9,914)	(12,614)
Proceeds (repayment) of short-term debt, net	789	(3,691)	2,850
Proceeds from issuance of stock and exercise of stock options	2,382	753	—
Other financing activity	(66)	(57)	(51)

Net cash provided by (used by) financing activities	6,638	(14,304)	(13,108)

Effect of exchange rate changes on cash flows	(1,560)	(2,285)	(255)
Net change in cash and cash equivalents	(1,020)	(3,188)	(2,308)
Cash and cash equivalents at beginning of year	5,556	8,744	11,052

Cash and cash equivalents at end of year	$4,536	$5,556	$8,744

Supplemental schedule of non-cash investing and financing activities:
Compensation expense for stock awards, ($348 in 2011, $1,101 in 2010, and $0 in 2009 and stock option expense ($480 in 2011, $152 in 2010, and $337 in 2009) included in stockholders’ equity	$828	$1,253	$337
Acquired land and building through a 20 year capital lease not included in investing activities above	$1,948	$—	$—
Reduced note payable to customer with offsetting reduction to accounts receivable	$—	$—	$361
Sale of $2,230 in property, plant and equipment for a note receivable with an aggregate carrying value of $1,562 in 2010.	$—	$668	$—

Certain amounts were deconsolidated from the Balance Sheet of NN due to the bankruptcy of a subsidiary on January 20, 2011 and are not reflected in the 2011 cash flow statement above (See Note 1 of Notes to Consolidated Financial Statements)

Cash paid for interest and income taxes was as follows:
Interest	$3,869	$4,825	$4,678
Income taxes	$6,516	$1,419	$353
Income tax refunds received from taxing authorities	$149	$2,393	$2,653

See accompanying notes to consolidated financial statements

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

1)	Summary of Significant Accounting Policies and Practices

a)	Description of Business

NN, Inc. (“NN”, “the Company”, “we”, “our” or “us”) is a manufacturer of precision balls, cylindrical and tapered rollers, bearing retainers, plastic injection molded products, precision bearing seals and precision metal components. Our balls, rollers, retainers, and bearing seals are used primarily in the domestic and international anti-friction bearing industry. Our plastic injection molded products are used in the bearing components, automotive components, electronic instrument cases and other molded components used in a variety of applications. The precision metal components products are used in the HVAC, automotive, fluid power and diesel engine industries.

b)	Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

c)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Our policy is to expense abnormal amounts of idle facility expense, freight, handling cost, and waste. In addition, we allocate fixed production overheads based on the normal production capacity of our facilities. Inventory valuations were developed using normalized production capacities for each of our manufacturing locations and the costs from excess capacity or under-utilization of fixed production overheads were expensed in the period incurred and are not included as a component of inventory valuation.

Inventories also include tools, molds and dies in progress that we are producing and will ultimately sell to our customers. This activity is principally related to our Plastic and Rubber Components and Precision Metal Components Segments. These inventories are carried at the lower of cost or market.

d)	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Assets to be disposed of are stated at lower of depreciated cost or fair market value less estimated selling costs. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When a property item is retired, its cost and related accumulated depreciation are removed from the property accounts and any gain or loss is recorded in the statement of income (loss). We review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the years ended December 31, 2011, 2010 and 2009, we recorded impairment charges of $0, $308, and $235 respectively (See Notes 2 and 6 of the Notes to Consolidated Financial Statements). Property, plant and equipment includes tools, molds and dies principally used in our Plastic and Rubber Components and Precision Metal Components Segments that are our property.

Depreciation is provided on the straight-line method over the estimated useful lives of the depreciable assets for financial reporting purposes. In the event we abandon and cease to use certain property, plant, and equipment, depreciation estimates are revised and, in most cases, depreciation expense will be accelerated to reflect the shortened useful life of the asset. During the years ended December 31, 2011, 2010 and 2009, we recognized $0, $1,000, and $0 respectively in accelerated depreciation for property, plant and equipment that was abandoned. (See Note 6 of the Notes to Consolidated Financial Statements).

e)	Revenue Recognition

We recognize revenues based on the stated shipping terms with customers when these terms are satisfied and the risks of ownership are transferred to the customers. We have an inventory management program for certain Metal Bearing Components Segment customers whereby revenue is recognized when products are used by customers from consigned stock, rather than at the time of shipment. Under both circumstances, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sellers’ price is determinable and collectability is reasonably assured.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

f)	Accounts Receivable

Accounts receivable are recorded upon recognition of a sale of goods and ownership and risk of loss is assumed by the customer. Substantially all of our accounts receivable are due primarily from the core served markets. We experienced $140, $97, and $(119) of bad debt expense (income) during 2011, 2010 and 2009, respectively. In establishing allowances for doubtful accounts, we perform credit evaluations of our customers, considering numerous inputs when available including the customers’ financial position, past payment history, relevant industry trends, cash flows, management capability, historical loss experience and economic conditions and prospects. Accounts receivable are written off or allowances established when considered to be uncollectible or at risk of being uncollectible, respectively.

g)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Consolidated Financial Statements for each of the three years in the period ended December 31, 2011 continue to reflect full valuation allowances against the net deferred tax assets of all our U.S. operations. Based upon the negative financial performance for our combined U.S. locations during the years ended December 31, 2009 and 2010, we determined that there is a likelihood these locations would be unable to generate sufficient profits in the near future to allow realization of existing deferred tax assets.

We recognize income tax positions that meet the more likely than not threshold and accrue interest and potential penalties related to unrecognized income tax positions which are recorded as a component of the income tax provision.

h)	Net Income (Loss) Per Common Share

Basic income (loss) per share reflects reported earnings divided by the weighted average number of common shares outstanding. Diluted income (loss) per share include the effect of dilutive stock options, unvested restricted stock (if any) and the respective tax benefits, unless inclusion would not be dilutive.

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

We account for stock awards by recognizing compensation expense ratably over the vesting period as specified in the award. Compensation expense to be recognized is based on the stock price at date of grant.

j)	Principles of Consolidation

Our consolidated financial statements include the accounts of NN, Inc. and its subsidiaries. All of our subsidiaries are 100% owned and all are included in the consolidated financial statements for the years end December 31, 2011, 2010, and 2009. All significant inter-company profits, transactions, and balances have been eliminated in consolidation.

Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our wholly owned German subsidiary, Kugelfertigung Eltmann GbmH (“Eltmann” or “Eltmann Plant”), sustained a significant weakening of its financial condition. As a result, it became insolvent at which point it

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

was required to file for bankruptcy under German bankruptcy law. The filing was made in the bankruptcy court in Germany on January 20, 2011. As of this date, NN lost the ability to control or manage Eltmann as a result of the bankruptcy court trustee taking over effective control and day to day management of this subsidiary. As a result of loss of control of this subsidiary, NN deconsolidated the assets and liabilities of Eltmann from our Consolidated Financial Statements effective January 20, 2011.

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

The following table summarizes the effects of the deconsolidation of Eltmann effective January 20, 2011 on the Consolidated Balance Sheets:

Cash	$(979)
Accounts receivable	(3,388)
Inventory	(2,407)
Other assets	(193)
Property, plant and equipment	(1,343)

Reduction of total assets	$(8,310)

Accounts payable	(1,738)
Accrued salaries	(1,500)
Accrued pension	(5,623)
Accumulated other comprehensive income	551

Reduction of total liabilities and stockholders’ equity	$(8,310)

Net impact from deconsolidation of bankrupt subsidiary	$—

The deconsolidation of the amounts above were not reflected in the Consolidated Statements of Cash Flows for the year ended December 31, 2011. The assets and liabilities of Eltmann are included in NN’s Consolidated Financial Statements for the years ended December 31, 2010 and earlier as we had effective control of this subsidiary.

k)	Foreign Currency Translation

Assets and liabilities of our foreign subsidiaries are translated at current exchange rates, while revenue, costs and expenses are translated at average rates prevailing during each reporting period. Translation adjustments arising from the translation of foreign subsidiary financial statements are reported as a component of other comprehensive income (loss) and accumulated other comprehensive income within stockholders’ equity. In addition, transactions denominated in foreign currencies, including intercompany transactions, are initially recorded at the current exchange rate at the date of the transaction. The balances are adjusted to the current exchange rate as of each balance sheet date and as of the date when the transaction is consummated. Transaction gains or losses, excluding intercompany loan transactions, are expensed in either cost of products sold or selling, general and administrative lines in the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss) as incurred and were immaterial to the years ended December 31, 2011, 2010 and 2009. Transaction gains or losses on intercompany loan transactions are recognized in the other income, net line in the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss) as incurred.

l)	Goodwill and Other Indefinite Lived Intangible Assets

We recognize the excess of the purchase price of an acquired entity over the fair value of the net identifiable assets as goodwill. Goodwill is tested for impairment on an annual basis as of October 1 and between annual tests if a triggering event occurs. The impairment procedures are performed at the reporting unit level for the one unit that still has goodwill. In September 2011, the FASB issued a revised accounting standard, which is

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We are adopting this standard in the fourth quarter of 2011 concurrent with our annual impairment test. In assessing the qualitative factors, we considered the impact of the following key factors and their effect on the reporting unit, budget to actual performance, economic, market and industry considerations, earnings multiples and cash flow from operations. Based on this qualitative assessment considering prior year results and current operating performance we determined it was more likely than not that the fair value of the reporting unit exceeded the carrying value of the reporting unit.

If the qualitative assessment indicates it is more likely than not that the fair value is less than the carrying value, U.S. GAAP prescribes a two-step process for testing for goodwill impairments. The first step is to determine if the carrying value of the reporting unit with goodwill is less than the related fair value of the reporting unit. The fair value of the reporting unit is determined through use of discounted cash flow methods and market based multiples of earning and sales methods obtained from a grouping of comparable publicly trading companies. We believe this methodology of valuation is consistent with how market participants would value reporting units. The discount rate and market based multiples used are specifically developed for the units tested regarding the level of risk and end markets served. Even though we do use other observable inputs (Level 2 inputs under the US GAAP hierarchy) the calculation of fair value for goodwill would be most consistent with Level 3 under the US GAAP hierarchy.

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

m)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived tangible and intangible assets subject to amortization are tested for recoverability when changes in circumstances indicate the carrying value of these assets may not be recoverable. A test for recoverability is also performed when management has committed to a plan to dispose of a reporting unit or asset group. Assets to be held and used are tested for recoverability when indications of impairment are evident. Recoverability of a long-lived tangible and intangible asset is evaluated by comparing its carrying value to the future estimated undiscounted cash flows expected to be generated by the asset or asset group. If the asset is not recoverable the asset is considered impaired and adjusted to fair value which is then depreciated/amortized over its remaining useful live. Assets to be disposed of are carried at the lesser of carrying value or fair value less costs of disposal. (See Notes 2, 6 and 11 of the Notes to Consolidated Financial Statements).

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

n)	Use of Estimates in the Preparation of Financial Statements

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

o)	Fair Value Measurements

On January 1, 2008, we adopted the standards of U.S. GAAP that pertains to recording financial liabilities subject to recurring fair value measurement at the price that would be paid to transfer a liability in an orderly transaction between market participants. However, at that time we elected not to adopt the option to use the fair value method of accounting for our existing financial liabilities. On January 1, 2009, we began recording all non-financial assets and liabilities (principally goodwill and long lived tangible and intangible assets) subject to fair value measurement under the same principles. These fair value principles prioritize valuation inputs across three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the our assumptions used to measure assets and liabilities at fair value. An asset or liability’s classification within the various levels is determined based on the lowest level input that is significant to the fair value measurement.

p)	Recently Issued Accounting Standards

In June 2011, the FASB issued amended accounting guidance related to presentation of comprehensive income. The standards update is intended to help financial statement users better understand the causes of an entity’s change in financial position and results of operation. It is effective for reporting periods beginning after December 15, 2011. The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statement where the components of net income and other comprehensive income are presented. The FASB amended this guidance in December 2011 to postpone a requirement to present items that are reclassified from other comprehensive income to net income on the face of the financial statement where the components of net income and other comprehensive income are presented and reinstate previous guidance related to such reclassifications. Upon adoption, we will continue to present components of comprehensive income in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We will adopt this guidance for reporting periods beginning January 1, 2012. Since this new guidance will affect disclosure requirements only, we have concluded that it will not have a material impact on our financial position or results of operations.

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We adopted this standard in the fourth quarter of 2011 concurrent with our annual impairment test as discussed above.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

2)	Restructuring and Impairment Charges

Below is a summary of all the impairment and restructuring charges reported in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) during the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Impairment of tangible assets	$—	$308	$235
Restructuring charges	—	1,981	4,742

Restructuring and impairment charges	$—	$2,289	$4,977

The above charges are discussed in detail below.

Restructuring Activity

During the first quarter of 2010, we announced the closure of the Tempe Plant. We ceased operations at this location on August 31, 2010. This closure impacted approximately 130 employees. Current economic conditions coupled with the long-term manufacturing strategy for our Whirlaway business necessitated a consolidation of our manufacturing resources into existing facilities in Ohio. We incurred cash charges of approximately $1,518 in severance costs during 2010. The severance costs were recognized pro-rata over the period from the announcement date until the employees’ termination date as continued employment was a requirement to receive severance payments. Additionally, during the year ended December 31, 2010, we incurred $506 of site closure and other associated costs. In the first quarter of 2010, we incurred $1,000 of accelerated depreciation related to certain fixed assets that were expected to be abandoned due to ceasing operations at the Tempe Plant. (See Note 6 of the Notes to Consolidated Financial Statements). The majority of the fixed assets and inventory that ceased to be used were sold on August 31, 2010 in exchange for long-term notes receivables. (See Note 4 of the Notes to Consolidated Financial Statements).

On November 26, 2008, we announced the closure of our Kilkenny Plant. The closure was part of our long term strategy to rationalize our European operations. The closure affected 68 employees and was substantially completed during 2009. We incurred $70 and $763 in restructuring costs during the years ended December 31, 2010 and 2009, respectively, principally for site closure and other associated costs.

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

The following table summarizes the 2010 activity related to the three restructuring programs discussed above:

	Reserve Balance at 1/01/10	Charges	Paid in 2010	Currency Impacts	Reserve Balance at 12/31/2010
Severance and other employee costs	$2,382	$1,405	$(3,660)	$(127)	$—
Site closure and other associated cost	—	576	(576)	—	—

Total	$2,382	$1,981	$(4,236)	$(127)	$—

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

These restructuring costs were recorded in the Restructuring and Impairment Charges line as a component of income (loss) from operations. The liability balance for severance and other employee costs were reported within the Accrued salaries, wages and benefits line of the Consolidated Balance Sheets. There were no restructuring charges incurred during the year ended December 31, 2011.

Impairments of Goodwill and Other Long-Lived Tangible and Intangible Assets

During the year ended December 31, 2009, we adjusted the fair value of the building and land of our Kilkenny Plant to its current estimated fair value resulting in a $235 charge. This impairment charge was reported in the Restructuring and Impairment Charges line as a component of loss from operations in 2009.

For the year ended December 31, 2010, we recorded $308 of non-cash impairment charges related to the impairment of production machinery at the Eltmann Plant as this subsidiary was legally required to file for bankruptcy in January 2011. This impairment charge was reported in the Restructuring and Impairment Charges line as a component of income from operations in 2010 (See Notes 1 and 15 of the Notes to Consolidated Financial Statements).

3)	Accounts Receivable and Sales Concentrations

	December 31,
	2011	2010
Trade	$67,145	$63,809
Less - allowance for doubtful accounts	438	478

Accounts receivable, net	$66,707	$63,331

Activity in the allowance for doubtful accounts is as follows:

Description	Balance at Beginning of Year	Additions (reductions)	Write- offs	Currency Impacts	Balance at End of Year
December 31, 2011
Allowance for doubtful accounts	$478	$140	$(178)	$(2)	$438

December 31, 2010
Allowance for doubtful accounts	$473	$97	$(81)	$(11)	$478

December 31, 2009
Allowance for doubtful accounts	$635	$(119)	$(48)	$5	$473

For the years ended December 31, 2011, 2010 and 2009, sales to SKF amounted to $159,668, $139,242, and $93,385, respectively, or 37.6%, 38.1%, and 36.0% of consolidated revenues, respectively. None of our other customers accounted for more than 10% of our net sales in 2011, 2010 or 2009. SKF and SNR Roulements (“SNR”) were the only customers with accounts receivable concentrations in excess of 10% in 2011 and 2010. Schaeffler Group had accounts receivable concentrations in excess of 10% in 2010 but not for 2011. The outstanding balance as of December 31, 2011 and 2010 for SKF was $22,572 and $18,739, respectively. The outstanding balance as of

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

December 31, 2011 and 2010 for SNR was $6,796 and $7,059, respectively. The outstanding balance as of December 31, 2010 for Schaeffler Group was $6,768. All revenues and receivables related to SKF and Schaeffler Group are in the Metal Bearing Components and Plastic and Rubber Components Segments. All revenues and receivables related to SNR are in the Metal Bearing Components Segment.

4)	Long Term Note Receivable

Certain property, plant and equipment of the Tempe Plant was sold on August 31, 2010, the day the Tempe Plant ceased operations, to a newly formed company not affiliated with NN. Property, plant and equipment with a net book value of $2,230 were sold in exchange for a promissory note with a fair value of $1,562, as of August 31, 2010, (described below as the Tempe Fixed Asset Note).

The Tempe Fixed Asset Note had an original face value of $2,500, a 60 month term, a 7% interest rate, interest only payments for 24 months, principal and interest payments totaling $40 per month for the next 36 months followed by a balloon payment of $1,525. The note is secured by a first lien on approximately $1,000 of the assets and a second lien on the remaining assets. As of December 31, 2011, the note had an estimated fair value and carrying value of $1,772 determined using a discounted cash flow method applying market interest rates for similar types of seller financed, partially secured promissory notes (Level 3 under the U.S. GAAP fair value hierarchy). This note is reported within other current assets for the current portion and other non-current assets for the long-term portion within the Consolidated Balance Sheets.

5)	Inventories

	December 31,
	2011	2010
Raw materials	$13,855	$12,882
Work in process	8,425	8,837
Finished goods	24,724	21,467
Less-inventory reserve	(981)	(1,304)

Inventories, net	$46,023	$41,882

Inventory on consignment at customers’ sites at December 31, 2011 and 2010 was approximately $4,156 and $3,401, respectively.

The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations. Any costs from abnormal excess capacity or under-utilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

6)	Property, Plant and Equipment

	Estimated	December 31,
	Useful Life	2011	2010
Land owned		$5,851	$5,985
Land under capital lease		1,378	501
Buildings and improvements owned	15-40 years	42,634	42,678
Buildings under capital lease	20 years	3,039	1,852
Machinery and equipment	3-12 years	237,051	234,153
Construction in process		8,434	14,418

		298,387	299,587
Less - accumulated depreciation		177,859	181,099

Property, plant and equipment, net		$120,528	$118,488

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

During the first quarter of 2011, we reduced machinery and equipment by $11,102 and accumulated depreciation by $9,759 for a net reduction in property, plant and equipment of $1,343 related to the Eltmann Plant deconsolidation. (See Note 1 of the Notes to Consolidated Financial Statements).

During the fourth quarter of 2011, property, plant and equipment increased for the addition of land and building totaling $1,948 acquired through a 20 year capital lease obligation at our Kunshan Plant effective October 1, 2011.

During the first quarter of 2010, we incurred $1,000 of accelerated depreciation to adjust certain assets that were to be abandoned as a result of NN ceasing operations at the Tempe Plant to the new estimated salvage values. (See Note 2 of the Notes to Consolidated Financial Statements).

During the third quarter of 2010, we sold machinery that ceased to be used at our Tempe Plant with a net book value of $2,230 in exchange for promissory notes receivable with a carrying value and estimated fair value of $1,562. (See Note 4 of the Notes to Consolidated Financial Statements).

As of December 31, 2010, the asset groups of the Wellington Plants and Eltmann Plant were tested for impairment pursuant to impairment testing relative to long-lived assets due to the losses incurred by the Wellington Plants during 2010 and the legally required bankruptcy filing on January 20, 2011 of Eltmann. The results of our analysis indicated impairment was not warranted for the Wellington Plants. The Eltmann production machinery was reduced by $308 to its current estimated fair value.

7)	Debt

Long-term debt at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Borrowings under our $100,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.30% at December 31, 2011) plus an applicable margin of 3.00%, expiring December 21, 2014.	$40,989	$50,500
Borrowings under our $40,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 5.39% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	17,143	22,857
Borrowings under our $20,000 aggregate principal amount of senior notes bearing interest at a fixed rate of 4.64% maturing on December 20, 2018. Annual principal payments of $4,000 will begin on December 22, 2014 and extend through the date of maturity.	20,000	—

Total long-term debt	78,132	73,357
Less current maturities of long-term debt	6,503	5,714

Long-term debt, excluding current maturities	$71,629	$67,643

On December 20, 2011, we borrowed an additional $20,000 in seven-year fixed rate notes from Prudential Capital at a rate of 4.64%. These notes, which mature on December 20, 2018, are interest-only for the first two years followed by five equal annual principal payments. The proceeds were used to repay existing revolving credit bank debt and to fund growth capital projects. Prudential Capital also agreed to reduce the rate on the Company’s existing $17,143 of fixed rate notes due in 2014 from 6.50% to 5.39%.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

On September 30, 2011, NN amended its $100,000 revolving credit agreement agented by KeyBank and its long-term loan agreement with Prudential Capital in order to adjust the fixed charge coverage ratio covenant to better correlate current and expected levels of capital spending and other fixed charges with earnings before taxes, interest and depreciation (EBITDA). The fixed charge coverage ratio was reduced from not less than 1.10 to 1.00 and not less than 1.25 to 1.00 (for quarters ending after September 30, 2011) to “not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter” for the quarters ending September 30, 2011 through September 30, 2012. Starting October 1, 2012, the fixed charge coverage ratio increases to “not to be less than 1.25 to 1.00 as of the last day of any fiscal quarter”. The amendments also provide that the company will assure that the total outstanding under the revolving credit agreement shall be at least $10,000 less than the total committed amount of $100,000 during the period commencing September 30, 2011 and ending on September 30, 2012.

On December 21, 2010, we entered into an amended and restated revolving credit facility expiring December 21, 2014 with Key Bank as administrative agent with an initial size of $75,000. The amended agreement was entered into to adjust our financial and non-financial covenants to more normalized measures and to provide greater ability to fund our capital investment plans. The interest rate was amended to LIBOR plus a margin of 1.5% to 3.5% (depending on the level of the ratio of debt to EBITDA) from LIBOR plus a margin of 4.75%. The facility may be expanded upon our request with approval of the lenders by up to $60,000, under the same terms and conditions. On March 9, 2011, we exercised an option to increase the size of the facility from $75,000 to $100,000 to allow additional flexibility and to fund potential growth projects. The loan agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt. The facility has a $10,000 swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. Costs associated with entering into the revolving credit facility and the subsequent September 30, 2011 amendment were capitalized and will be amortized into interest expense over the life of the facility. As of December 31, 2011 and 2010, $1,761 and $1,978, respectively, of net capitalized loan origination costs related to the revolving credit facility were recorded on the consolidated balance sheet within other non-current assets.

On December 21, 2010, our senior notes agreement with Prudential Capital was also amended. The amended agreement was entered into to adjust our financial and non-financial covenants to more normalized measures. There were no changes to the terms or availability of credit but the interest rate was reduced from 8.50% to 6.70%. The agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt. Interest is paid semi-annually and the notes mature on April 26, 2014. Annual principal payments of approximately $5,714 began on April 26, 2008 and extend through the date of maturity. We incurred costs as a result of issuing these notes and the subsequent September 30, 2011 and December 20, 2011 amendments which have been recorded as a component of other non-current assets and are being amortized over the term of the notes. The unamortized balance at December 31, 2011 and 2010 was $290 and $428, respectively.

The aggregate maturities of long-term debt including current portion for each of the five years subsequent to December 31, 2011 are as follows:

Year ending December 31,
2012	$6,503
2013	5,715
2014	49,914
2015	4,000
2016	4,000
Thereafter	8,000

Total	$78,132

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

On June 1, 2004, our wholly owned subsidiary, NN Asia, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building (approximately 110,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China. The fair value of the land and building were estimated to be approximately $520 and $1,930 (at current exchange rates), respectively and undiscounted annual lease payments are approximately $287 (approximately $5,700 aggregate non-discounted lease payments over the twenty year term). The lease is cancelable after the fifth, ninth, and fourteenth years without payment or penalty by us. In addition, after the end of year five and each succeeding year we can buy the land for a preset price per square meter value and the building for actual cost less depreciation.

On October 1, 2011, our wholly owned subsidiary, NN Asia, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building adjacent to the current leased facility (approximately 75,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China. This lease was entered into to expand the production capacity of our current leased facility. The fair value of the land and building were estimated to be approximately $854 and $1,107 (at current exchange rates), respectively and undiscounted annual lease payments are approximately $185 (approximately $3,700 aggregate non-discounted lease payments over the twenty year term). The lease is cancelable after the fifth, ninth, and fourteenth years without payment or penalty by us. In addition, after the end of year five and each succeeding year we can buy the land for a preset price per square meter value and the building for actual cost less depreciation.

Below are the minimum future lease payments under both capital leases together with the present value of the net minimum lease payments as of December 31, 2011:

Year ending December 31,
2012	$472
2013	472
2014	472
2015	472
2016	472
Thereafter	5,246

Total minimum lease payments	7,606
Less interest included in payments above	(3,534)

Present value of minimum lease payments	$4,072

8)	Employee Benefit Plans

We have defined contribution 401(k) profit sharing plans covering substantially all U.S. employees. All employees are eligible for the plans on the first day of the month following their employment date. A participant may elect to contribute between 1% and 60% of their compensation to the plans, subject to Internal Revenue Service (“IRS”) dollar limitations. Participants age 50 and older may defer an additional amount up to the applicable IRS Catch Up Provision Limit. We provide a matching contribution which is determined on an individual, participating company basis. Currently, the matching contribution for U.S. employees of the Metal Bearing Components Segment is the greater of five hundred dollars or 50% of the first 4% of compensation contributed. The matching contributions for the Plastic and Rubber Components Segment locations are 25% of the first 6% of compensation contributed for the Lubbock Plant and 50% of the first 6% of compensation contributed for the Danielson Plant. The matching contribution for Precision Metal Components Segment employees is 25% of the first 5% of compensation contributed. All participant contributions are immediately vested at 100%. Contributions for the Metal Bearing Components Segment were $144, $117, and $112 in 2011, 2010, and 2009, respectively. Contributions for the Plastic and Rubber Components Segment were $94, $90, and $78 in 2011, 2010 and 2009, respectively. Contributions for the Precision Metal Components Segment employees were $96, $75, and $12 in 2011, 2010 and 2009, respectively.

Prior to January 20, 2011, we had a defined benefit pension plan covering our Eltmann Plant. The benefits were based on the expected years of service. The plan was unfunded. Effective January 20, 2011, the defined benefit pension plan covering the employees at our Eltmann Plant is under control of the bankruptcy trustee and has been or will be taken over by the German government’s pension security fund. The plan is no longer a responsibility of NN, resulting in a reduction of accrued pension liabilities of $5,623 on January 20, 2011. We have no remaining pension obligations under this plan. (See Note 1 of the Notes to Consolidated Financial Statements).

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

Following is a summary of the funded status and changes in the projected benefit obligation for the Eltmann defined benefit pension plan as of and during the years ended December 31, 2010 and 2009:

2010
Reconciliation of Funded Status:
Benefit obligation	$(5,574)
Fair value of plan assets	—

Funded status	$(5,574)

Net amount recognized under accrued pension	$(5,574)

Items not yet recognized as a component of net periodic pension cost:
Unrecognized net actuarial loss	$546

2010
Change in projected benefit obligation:
Benefit obligation at beginning of year	$5,488
Interest cost	262
Benefits paid	(174)
Effect of currency translation	(394)
Actuarial loss	392

Benefit obligation at December 31	$5,574

2010
Weighted-average assumptions as of December 31:
Discount rate	4.75%
Rate of compensation increase	0% - 1.5%
Measurement date	12/31/10

	2010	2009
Components of net periodic benefit cost:
Interest cost on projected benefit obligation	$262	$276
Amortization of net loss	—	—

Net periodic pension benefit cost	$262	$276

	2010	2009
Amounts Recognized in Accumulated Other Comprehensive Income:
Period actuarial loss	$392	$315

Net periodic pension cost	$392	$315

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

Severance Indemnity

In accordance with Italian law, the Company has an unfunded severance plan under which all Italian employees are entitled to receive severance indemnities (Trattamento di Fine Rapporto or “TFR”) upon termination of their employment.

Effective January 1, 2007, the amount payable based on salary paid is remitted to a pension fund managed by a third party. The severance indemnities paid to the pension fund accrue approximately at the rate of 1/13.5 of the gross salaries paid during the year. The amounts accrued become payable upon termination of the individual employee, for any reason, e.g., retirement, dismissal or reduction in work force. Employees are fully vested in TFR benefits after their first year of service. The amounts shown in the table below represent the actual liability at December 31, 2011 and 2010 reported under accrued pension in the Consolidated Balance Sheets.

	2011	2010
Beginning balance	$(7,115)	$(8,015)
Amounts accrued	(1,189)	(899)
Payments to employees	318	583
Payments to government managed plan	835	636
Foreign currency impacts	229	580

Ending balance	$(6,922)	$(7,115)

Service and Early Retirement Provisions

We have two plans that cover our Veenendaal Plant employees. One provides an award for employees who achieve 25 or 40 years of service and the other is an award for employees upon retirement. These plans are both unfunded and the benefits are based on years of service and rate of compensation at the time the award is paid. The table below summarizes the changes in the two plans combined for the years ended December 31, 2011 and 2010.

	2011	2010
Beginning balance	$(749)	$(805)
Service cost	(52)	(72)
Interest cost	(38)	(18)
Benefits paid	80	87
Foreign currency impacts	(24)	59

Ending balance	$(783)	$(749)

9)	Stock Based Compensation

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

In the years ended December 31, 2011, 2010, and 2009, approximately $828, $1,253, and $337, respectively of compensation expense was recognized in selling, general and administrative expense for all share-based awards. The compensation expense recognized in the years ended December 31, 2011, 2010 and 2009 related to stock options was $480, $152, and $337, respectively. The compensation expense related to stock awards was $348, $1,101, and $0, respectively.

During the year ended December 31, 2011, our shareholders approved a new stock based compensation plan totaling 2,500 shares that can be issued in the form of stock options, stock appreciation rights and/or other stock based awards. Any options issued count as the equivalent of one share under the plan. Any stock appreciation rights and/or other stock based awards count as the equivalent one and a half shares under the new plan. As of December 31, 2011, we have approximately 2,200 maximum shares that can be issued as options, stock appreciation rights, and/or other stock based awards. Under our previously approved plan, we still have 67 options available for issuance.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

Stock Option Awards

Option awards are typically granted to non-employee directors and key employees on an annual basis. A single option grant is typically awarded to eligible employees and non-employee directors each year if and when granted by the Compensation Committee of the Board of Directors and occasionally individual grants are awarded to eligible employees. All employee and non-employee directors are awarded options at an exercise price equal to the closing price of our stock on the date of grant. The term life of options is ten years with vesting periods of generally three years for key employees and one year for non-employee directors. The fair value of our options cannot be determined by market value as they are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. We utilize the Black Scholes model which relies on certain assumptions to estimate an option’s fair value.

During 2011, 2010 and 2009, we granted 216, 33, and 232 options, respectively, to certain key employees and non-employee directors. The weighted average grant date fair value of the options granted during the years ended December 31, 2011, 2010 and 2009 was $5.98, $2.64, and $0.77, respectively. Upon exercise of stock options, new shares of our stock are issued. The weighted average assumptions relevant to determining the fair value at the dates of grant are below:

	2011	2010	2009
Term	6 years	6 years	6 years
Risk free interest rate	1.72%	2.37%	1.84%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	42.10%	63.90%	63.90%
Expected forfeiture rate	6.20%	6.20%	0.00%

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

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

The following table provides a reconciliation of option activity for the year ended December 31, 2011:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	1,205	$9.23
Granted	216	$14.05
Exercised	(254)	$9.40
Forfeited or expired	(26)	$8.76

Outstanding at December 31, 2011	1,141	$10.12	5.6	$954	(1)

Exercisable at December 31, 2011	892	$9.71	6.7	$730	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at December 31, 2011.

As of December 31, 2011, there was approximately $660 of unrecognized compensation costs to be recognized over approximately two years.

Cash proceeds from the exercise of options in the year ended December 31, 2011, 2010, and 2009 totaled approximately $2,382, $753, and $0, respectively. For the years ended December 31, 2011, 2010 and 2009, proceeds from stock options were presented inclusive of tax benefits of $0, $0, and $0, respectively, in the Financing Activities section of the Consolidated Statements of Cash Flows. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $1,283, $89, and $0, respectively.

Stock Awards

During the year ended December 31, 2011 and 2010, we issued 75 and 249 shares, respectively, of our common stock. The fair value of the shares issued was determined by using the grant date price of our common stock. The recognized compensation expense for stock awards in the years ended December 31, 2011, 2010, and 2009 was approximately $348, $1,101, and $0, respectively. The shares issued in 2011 vest over three years. For the 2010 grant, we incurred $1,101 of compensation expense, which was the entire fair value of the grant, at the grant date due to the shares being fully vested at that date.

10)	Goodwill, Net

As of December 31, 2011, we have recorded goodwill at only one site, the Pinerolo Plant reporting unit of the Metal Bearing Components Segment. We completed our annual goodwill impairment review during the fourth quarters of 2011, 2010, and 2009. For the year ended December 31, 2011, we concluded that there were no indicators of impairment at the Pinerolo Plant reporting unit.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

The changes in the carrying amount of goodwill for the years ended December 31, 2011, 2010 and 2009 are as follows:

(In thousands)	Metal Bearing Components Segment
Balance as of January 1, 2009	$8,908
Currency impacts	370

Balance as of December 31, 2009	$9,278
Currency impacts	(882)

Balance as of December 31, 2010	$8,396
Currency impacts	(357)

Balance as of December 31, 2011	$8,039

The cumulative accumulated impairment charges included in the reported goodwill balances at December 31, 2011, 2010 and 2009 are $40,045.

11)	Intangible Assets, Net

The Precision Metal Components Segment has an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway. This indefinite lived intangible asset was tested for impairment pursuant to U.S. GAAP as of December 31, 2011 and the fair value of this intangible asset exceeded its book value.

During the year ended December 31, 2010, we fully amortized our contract intangible within the Metal Bearing Components Segment. This intangible asset was subject to amortization over approximately five years starting in 2006 and amortization expense was approximately $550 a year. For the years ended December 31, 2010 and 2009, the amortization expense totaled $562 and $586, respectively, and accumulated amortization totaled $2,733 at December 31, 2010.

12)	Segment Information

We determined our reportable segments under the provisions of U.S. GAAP related to disclosures about segments of an enterprise. Our three reportable segments are based on differences in product lines and are as follows:

Metal Bearing Components Segment

•	Erwin Plant

•	Mountain City Plant

•	Pinerolo Plant

•	Veenendaal Plant

•	Kysucke Plant

•	Kunshan Plant

Plastic and Rubber Components Segment

•	Danielson Plant

•	Lubbock Plant

Precision Metal Components Segment

•	Wellington Plant 1

•	Wellington Plant 2

Note: The segment information below includes the following former NN facilities. The Eltmann Plant was deconsolidated from NN on January 20, 2011. The Tempe plant ceased operations August 31, 2010. The Hamilton Plant was closed during the first quarter of 2009.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

All of the facilities in the Metal Bearing Components Segment are engaged in the production of precision steel balls, steel rollers, and metal retainers and automotive specialty products used primarily in the bearing industry. The Plastic and Rubber Components Segment facilities are engaged in the production of plastic retainers for bearing components, automotive components, electronic instrument cases and other molded components used in a variety of industrial and consumer applications and precision rubber bearing seals for the bearing, automotive, industrial, agricultural, and aerospace markets. The Precision Metal Components Segment is engaged in the production of highly engineered precision metal components and subassemblies including, highly engineered shafts, mechanical components, complex precision assembled and tested parts and fluid system components for the automotive, HVAC, fluid power, and diesel engine industries.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based on segment net income (loss) after income tax expense (benefit). We account for inter-segment sales and transfers at current market prices. We did not have any individually material inter-segment transactions during 2011, 2010, or 2009.

	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
December 31, 2011
Net sales	$308,883	$72,272	$43,536	$—	$424,691
Interest expense	214	1,279	960	2,262	4,715
Depreciation and amortization	12,295	3,346	1,371	4	17,016
Income tax expense	4,785	—	—	383	5,168
Segment net income (loss)	30,360	(3,143)	1,919	(8,199)	20,937
Segment assets	188,872	47,027	19,740	3,822	259,461
Expenditures for long- lived assets	11,791	7,194	1,344	—	20,329
December 31, 2010
Net sales	$271,339	$54,913	$39,117	$—	$365,369
Interest expense	660	1,629	960	3,566	6,815
Depreciation and amortization	13,522	4,230	1,439	4	19,195
Income tax expense (benefit)	4,687	—	—	(118)	4,569
Segment net income (loss)	24,910	(8,922)	2,504	(12,076)	6,416
Segment assets	190,700	34,839	18,871	4,145	248,555
Expenditures for long- lived assets	5,450	9,015	784	—	15,249
December 31, 2009
Net sales	$183,605	$45,003	$30,775	$—	$259,383
Interest expense	959	1,359	960	3,081	6,359
Depreciation and amortization	17,002	3,573	1,607	4	22,186
Income tax expense (benefit)	(4,621)	—	—	2,331	(2,290)
Segment net loss	(16,108)	(4,391)	(2,091)	(12,744)	(35,334)
Segment assets	190,482	29,208	18,435	4,527	242,652
Expenditures for long- lived assets	3,187	993	75	—	4,255

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

Due to the large number of countries in which we sell our products, sales to external customers and long-lived assets utilized by us are reported in the following geographical regions:

	December 31, 2011		December 31, 2010		December 31, 2009
	Net Sales	Property, Plant and Equipment, Net	Net Sales	Property, Plant and Equipment, Net	Net Sales	Property, Plant and Equipment, Net
United States	$140,492	$46,959	$120,576	$41,906	$91,688	$40,188
Europe	193,948	56,442	162,438	61,813	118,556	74,331
Asia	42,591	17,127	41,616	14,769	27,463	15,196
Canada	6,172	—	3,909	—	1,771	—
Mexico	23,024	—	18,032	—	8,127	—
S. America	18,464	—	18,798	—	11,778	—

All foreign countries	284,199	73,569	244,793	76,582	167,695	89,527

Total	$424,691	$120,528	$365,369	$118,488	$259,383	$129,715

13)	Income Taxes

During the second quarter of 2009, based on the negative financial performance of our U.S. operations during the global economic recession, we determined that it was more likely than not the U.S. locations would be unable to generate sufficient profits in the near future to allow realization of existing deferred tax assets. Consequently, during the second quarter of 2009, a valuation reserve was placed on the deferred tax assets related to the U.S. operations in the amount of $5,478 that increased to $7,136 as of December 31, 2009. The determination to place a valuation allowance on the tax benefits incurred by our U.S. based operations was made based upon the fact that second quarter and cumulative 2009 results of these entities were much more unfavorable than originally forecasted. Given the magnitude of the incurred and expected losses from these entities for the remainder of 2009, we determined that it was prudent not to recognize any deferred tax benefits and fully reserve the existing deferred tax assets at June 30, 2009.

During the year ended December 31, 2010, we continued to place a valuation allowance on all of the deferred tax assets of our U.S. locations, based on the incurred net loss during the year ended December 31, 2010 at the U.S. Consolidated entities due to the restructuring at the Tempe Plant and the losses from operations at the Wellington Plants.

During the year ended December 31, 2011, we continued to place a valuation allowance on all the deferred tax assets at our U.S. locations due to the uncertainty of realization of those deferred tax assets. While our U.S. entities generated pre-tax income of $1,633 during the year ended December 31, 2011, the substantial cumulative losses in 2009 and 2010 outweigh the positive evidence of the 2011 taxable income. If the profitability of the U.S. entities continues and increases it is likely a significant portion if not all of the valuation allowances (except for the valuation allowances on the foreign tax credits) will be removed. This will result in a material credit to income taxes and net income in the period in which the valuation allowances are removed.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

Income (loss) before provision (benefit) for income taxes for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year ended December 31,
	2011	2010	2009
Income (loss) before provision (benefit) for income taxes:
United States	$1,633	$(9,528)	$(14,671)
Foreign	24,472	20,513	(22,953)

Total	$26,105	$10,985	$(37,624)

Total income tax expense (benefit) for the years ended December 31, 2011, 2010, and 2009 were as follows:

	Year ended December 31,
	2011	2010	2009
Current:
U.S. Federal	$—	$—	$(8)
State	113	183	55
Non-U.S.	6,023	3,968	(3,178)

Total current expense (benefit)	6,136	4,151	(3,131)

Deferred:
U.S. Federal	534	(2,732)	(4,726)
State	170	(160)	(126)
U.S. deferred tax valuation allowance	(704)	2,892	7,136
Non-U.S.	(968)	418	(1,443)

Total deferred expense (benefit)	(968)	418	841

Total expense (benefit)	$5,168	$4,569	$(2,290)

A reconciliation of taxes based on the U.S. federal statutory rate of 34% for each of the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	Year ended December 31,
	2011	2010	2009
Income taxes (benefit) at the federal statutory rate	$8,876	$3,735	$(12,792)
Impact of incentive stock options	163	52	114
Increase (decrease) in U.S. valuation allowance	(704)	2,892	7,136
Increase (decrease) in foreign valuation allowance	(1,219)	(937)	1,443
State income taxes, net of federal taxes	75	54	(86)
Non-U.S. earnings taxed at different rates	(2,116)	(1,650)	1,735
Other permanent differences, net	93	423	160

	$5,168	$4,569	$(2,290)

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

Included in the non-U.S. earnings taxed at different rates are the effects of recognizing current and deferred tax benefits totaling $622 related to the Eltmann deconsolidation. These benefits related to losses for write-offs of receivables owed by Eltmann to certain NN subsidiaries that will be deductible once Eltmann is finally liquidated in 2012 or 2013. Additionally, during the year ended December 31, 2011, we began to recognize tax expense at our Kunshan (China) Plant and our Kysucke (Slovakia) Plant as we have fully utilized the previous net operating losses at these foreign jurisdictions. Finally, the decrease in foreign valuation allowance was due to eliminating the valuation allowance on deferred tax assets at our Kysucke (Slovakia) Plant.

The tax effects of the temporary differences as of December 31, 2011, 2010 and 2009 are as follows:

	Year ended December 31,
	2011	2010	2009
Deferred income tax liabilities:
Tax in excess of book depreciation	$5,099	$5,208	$7,401
Goodwill	1,821	2,209	1,742
Allowance for bad debts	18	62	46
Other deferred tax liabilities	341	387	155

Gross deferred income tax liabilities	7,279	7,866	9,344

Deferred income tax assets:
Goodwill	4,846	5,754	6,686
Inventories	167	84	184
Pension/Personnel accruals	503	1,084	1,041
Deductions for uncollectible Eltmann receivables	310	—	—
Net operating loss carry forwards	7,526	10,150	9,181
Foreign tax credits	3,326	3,326	3,326
Other deferred tax assets	421	356	277

Gross deferred income tax assets	17,099	20,754	20,695
Valuation allowance on deferred tax assets	(12,568)	(16,604)	(14,649)

Net deferred income tax assets	4,531	4,150	6,046

Net deferred income tax liabilities	$2,748	$3,716	$3,298

As realization of deferred tax assets is not assured, management has placed valuation allowances against deferred tax assets it believes are not recoverable. For the remainder, management believes it is more likely than not that those net deferred tax assets will be realized. However, the amount of the deferred tax assets considered realizable could be reduced based on changing conditions. Below is a summary of the activity in the total valuation allowances during the years ended December 31, 2011, 2010 and 2009:

	Total Valuation Allowance Activity
	Balance at Beginning of Year	Additions	Recoveries	Deconsolidation of Eltmann subsidiary	Balance at End of Year
2011	$16,604	$—	$(1,923)	$(2,113)	$12,568
2010	$14,649	$2,892	$(937)	—	$16,604
2009	$6,070	$8,579	$—	—	$14,649

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

The net operating loss carry forwards as of December 31, 2011, are composed of net operating losses at our U.S. operations during 2010, 2009 and 2008. The 2010 and 2009 balances of net operating losses above included $2,035 and $2,499 in 2010 and 2009, respectively, from our former Eltmann Plant which was deconsolidated on January 20, 2011. Full valuation allowances have been recorded against the U.S. companies’ net operating loss carry forwards as of December 31, 2011, 2010 and 2009, as we believe the resulting tax benefits from these loss carry forwards are currently not more likely than not realizable. The losses of the U.S. based entities can be carried forward 20 years.

The foreign tax credits relate to profits of certain foreign subsidiaries that were taxed as deemed dividends. These credits represent the foreign taxes paid by these subsidiaries at higher effective rates that will be used to offset future foreign source income. A full valuation allowance was placed against these credits as of December 31, 2008, based on estimates of future levels of U.S. income tax and foreign source income to be generated that these credits can be used to offset. The valuation allowance will be periodically reviewed as our estimates of future foreign source income are revised based on actual foreign source income recognized in our tax returns and future changes in foreign source income. As of December 31, 2011, management believes it is still not likely that we would utilize these credits in the near future.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Beginning balance	$953	$988	$988
Additions for tax positions of prior years	35	—	—
Reductions for tax positions of prior years	—	(35)	—

Ending balance	$988	$953	$988

As of December 31, 2011, the $988 of unrecognized tax benefits would, if recognized, impact the Company’s effective tax rate.

Interest and penalties related to federal, state, and foreign income tax matters are recorded as a component of the provision for income taxes in our statements of operations. During 2009, we accrued an additional $40 in foreign interest and penalties resulting in an accrued balance of $740 of interest and penalties as of December 31, 2009. During 2010, we accrued $30 in foreign interest and penalties and removed $15 in interest and penalties for closed tax years as the previous uncertain tax accruals are no longer required. During 2011, we had a net reduction in foreign interest and penalties of $43 as older uncertain items were eliminated and newer uncertain items added. As of December 31, 2011, the total amount accrued for interest and penalties was $712.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2006. The Company is no longer subject to non-U.S. income tax examinations within various European Union countries for years before 2007. We do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

14)	Reconciliation of Net Income (Loss) Per Share

	Year ended December 31,
	2011	2010	2009
Net income (loss)	$20,937	$6,416	$(35,334)
Weighted average shares outstanding	16,817	16,455	16,268
Effective of dilutive stock options	136	115	—

Diluted shares outstanding	16,953	16,570	16,268

Basic net income (loss) per share	$1.24	$0.39	$(2.17)

Diluted net income (loss) per share	$1.24	$0.39	$(2.17)

Excluded from the dilutive shares outstanding for the years ended December 31, 2011, 2010, and 2009 were 792, 962, and 1,391 anti-dilutive options, respectively, which had per share exercise prices ranging from of $11.50 to $14.13 for the year ended December 31, 2011, $8.09 to $12.62 for the year ended December 31, 2010, and $1.30 to $12.62 for the year ended December 31, 2009.

15)	Commitments and Contingencies

The Company has operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates. Rent expense for 2011, 2010 and 2009 was $3,181, $4,153, and $4,803, respectively. The following is a schedule by year of future minimum lease payments as of December 31, 2011 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

Year ending December 31,
2012	$2,388
2013	2,048
2014	1,874
2015	1,633
2016	1,533
Thereafter	1,296

Total minimum lease payments	$10,772

During 2006, we received correspondence from the Environmental Protection Agency (“EPA”) requesting information regarding a former waste recycling vendor (“AER”) used by our former Walterboro, South Carolina facility. AER, located in Augusta, Georgia, ceased operations in 2000 and EPA began investigating its facility. As a result of AER’s operations, soil and groundwater became contaminated. EPA initially contacted fifty-four other companies (“Potentially Responsible Parties” or “PRPs”) who also sent waste to AER. Most of these PRPs, including us, have entered into a consent order with EPA to investigate and remediate the site proactively. To date, the PRP Group has submitted a Remedial Investigation, which has been accepted by EPA. In addition, a Feasibility Study has been tentatively approved by EPA. The costs associated with the chosen remediation are estimated to be approximately $10,000 of which our allocated share is approximately $143 which has been fully accrued for as of December 31, 2011. While there can be no assurances, we believe that the $143 is the maximum amount for which we will be liable under the tentatively accepted remediation plan.

All other legal proceedings are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our wholly owned German subsidiary Kugelfertigung Eltmann GbmH (“Eltmann” or “Eltmann Plant”) sustained a significant weakening of its financial condition and as a result, became technically insolvent at which point it was required to file for bankruptcy under German bankruptcy law. The filing was made in the bankruptcy court in Germany on January 20, 2011. As of this date, NN lost the ability to control or manage Eltmann as a result of the bankruptcy court trustee taking over effective control and day to day management of this subsidiary. As a result of loss of control of this subsidiary, NN deconsolidated the assets and liabilities of Eltmann from our Consolidated Financial Statements effective January 20, 2011 (See Note 1 of Notes to Consolidated Financial Statements). The ultimate impact on NN of Eltmann filing for bankruptcy will depend on the findings of the bankruptcy court. However, until such court proceedings are finalized, we will not be able to determine what liabilities and contingent obligations, if any, might remain as the responsibility of NN. Under advice from legal counsel, NN does not expect any further significant impacts on our consolidated financial statements as a result of the liquidation of this subsidiary.

16)	Quarterly Results of Operations (Unaudited)

The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010.

	Year ended December 31, 2011
	March 31	June 30	Sept. 30	Dec. 31
Net sales	$111,307	$115,922	$101,143	$96,319
Income from operations	9,217	9,251	5,795	5,169
Net income	5,507	5,827	4,702	4,901
Basic net income per share	0.33	0.35	0.28	0.29
Diluted net income per share	0.33	0.34	0.28	0.29
Weighted average shares outstanding:
Basic number of shares	16,664	16,864	16,949	16,949
Effect of dilutive stock options	246	255	112	108

Diluted number of shares	16,910	17,119	17,061	17,057

	Year ended December 31, 2010
	March 31	June 30	Sept. 30	Dec. 31
Net sales	$85,340	$92,693	$90,996	$96,340
Income from operations	1,844	6,609	2,926	4,869
Net income (loss)	225	5,123	(1,008)	2,076
Basic net income (loss) per share	0.01	0.31	(0.06)	0.12
Diluted net income (loss) per share	0.01	0.31	(0.06)	0.12
Weighted average shares outstanding:
Basic number of shares	16,309	16,522	16,526	16,618
Effect of dilutive stock options	96	111	—	150

Diluted number of shares	16,405	16,633	16,526	16,768

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

The first quarter of 2011 was negatively impacted by $2,500 ($2,500 after tax) of start-up costs related to new large multi-year sales programs at our Wellington Plants. Additionally, the first quarter of 2011 was favorably impacted by gains from deconsolidating Eltmann $209 ($840 after tax). Finally, the first quarter of 2011 was unfavorably impacted by $851 ($851 after tax) of foreign exchange losses on intercompany loans.

The second quarter of 2011 was negatively impacted by $2,000 ($2,000 after tax) of start-up costs related to new large multi-year sales programs at our Wellington Plants. Additionally, the second quarter of 2011 was unfavorably impacted by $304 ($304 after tax) of foreign exchange losses on intercompany loans.

The third quarter of 2011 was negatively impacted by $1,000 ($1,000 after tax) of start-up costs related to new large multi-year sales programs at our Wellington Plants. Additionally, the third quarter of 2011 was favorably impacted by $1,357 ($1,357 after tax) of foreign exchange gains on intercompany loans.

The fourth quarter of 2011 was negatively impacted by $500 ($500 after tax) of start-up costs related to new large multi-year sales programs at our Wellington Plants. Additionally, the fourth quarter of 2011 was favorably impacted by the elimination of valuation allowances of certain deferred tax assets in Europe ($770 after-tax). Finally, the fourth quarter of 2011 was favorably impacted by $854 ($854 after tax) of foreign exchange gains on intercompany loans.

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

The third quarter of 2010 was impacted by $2,171 ($2,171 after tax) of costs related to ceasing operations at the Tempe Plant. Additionally the third quarter was impacted by $1,634 ($1,326 after tax) of foreign exchange losses on intercompany loans. Finally, the third quarter was impacted by $1,023 ($1,023 after tax) of start-up costs related to new large multi-year sales programs at our Wellington Plants.

The fourth quarter of 2010 was impacted by $2,000 ($2,000 after tax) of start-up costs related to new large multi-year sales programs at our Wellington Plants. Additionally, the fourth quarter of 2010 was impacted by $865 ($687 after tax) in severance cost related to eliminating certain senior management positions.

17)	Fair Value of Financial Instruments

We believe the fair value of financial instruments with maturities of less than a year approximate their carrying value due to the short maturity of these instruments or in the case of our variable rate debt, due to the variable interest rates. We elected not to measure any of our financial instruments at fair value and as such will continue to show the fair value of our financial instruments for disclosure purposes only. The fair value of our fixed rate long-term borrowings is calculated using significant other observable inputs (Level 2 inputs under the U.S. GAAP fair value hierarchy). The fair value is calculated using a discounted cash flow analysis factoring in current market borrowing rates for similar types of borrowing arrangements under our credit profile. The carrying amounts and fair values of our long-term debt are in the table below (for disclosure purposes only):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate long-term debt	$40,989	$40,989	$50,500	$50,500
Fixed rate long-term debt	$37,143	$37,500	$22,857	$22,195

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(In thousands, except per share data)

18)	Accumulated or Other Comprehensive Income (Loss)

The majority of our Accumulated Other Comprehensive Income balance relates to foreign currency translation of our foreign subsidiary balances. During the year ended December 31, 2011, we have deducted from other comprehensive income (loss) $2,578 due to foreign currency translations. During the year ended December 31, 2010, we have deducted from other comprehensive income (loss) $6,726 due to foreign currency translation. During the year ended December 31, 2009, we have added to other comprehensive income (loss) $2,356 due to foreign currency translation. Income taxes on the foreign currency translation adjustment in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations. Also deducted from accumulated other comprehensive income as of December 31, 2010 and 2009 were actuarial losses of, $392, net of tax and $315, net of tax, from our pension liability.

19)	Related Party Transactions

With the acquisition of Whirlaway, we entered into operating leases covering two of the Whirlaway manufacturing facilities with a company owned by the former owner of Whirlaway who was an officer of NN until September 1, 2011. The rent payments in 2011, 2010 and 2009 to this related party were $644 each year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rule l3a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011, the end of the period covered by this annual report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The management of NN, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item of Form 10-K concerning the Company’s directors is contained in the sections entitled “Information about the Directors” and “Beneficial Ownership of Common Stock” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

The information required by Item 402 of Regulation S-K is contained in the sections entitled “Information about the Directors — Compensation of Directors” and “Executive Compensation” of the Company’s definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is contained in the section entitled “Beneficial Ownership of Common Stock” of the Company’s definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

Information required by Item 201 (d) of Regulations S-K concerning the Company’s equity compensation plans is set forth in the table below:

Table of Equity Compensation Plan Information

(in thousands, except per share data)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,141	$10.12	2,260
Equity compensation plans not approved by security holders	—	—	—
Total	1,141	$10.12	2,260

Item 13.	Certain Relationships and Related Transactions, and Director Independence

With the acquisition of Whirlaway, we entered into operating leases covering two of the Whirlaway manufacturing facilities with a company owned by the former owner of Whirlaway, Mr. Thomas Zupan, who was an officer of NN until September 1, 2011. The rent payments in 2011, 2010 and 2009 to this related party were $0.6 million each year.

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

Dated: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date

/S/ RODERICK R. BATY Roderick R. Baty	Chairman of the Board, Chief Executive Officer and President	March 15, 2012

/S/ JAMES H. DORTON James H. Dorton	Senior Vice President-Corporate Development and Chief Financial Officer	March 15, 2012

/S/ WILLIAM C. KELLY, JR. William C. Kelly, Jr.	Vice President-Chief Administrative Officer, Secretary and Treasurer	March 15, 2012

/S/ THOMAS C. BURWELL, JR. Thomas C. Burwell, Jr.	Vice President-Chief Accounting Officer and Corporate Controller	March 15, 2012

/S/ G. RONALD MORRIS G. Ronald Morris	Director	March 15, 2012

/S/ MICHAEL E. WERNER Michael E. Werner	Director	March 15, 2012

/S/ STEVEN T. WARSHAW Steven T. Warshaw	Director	March 15, 2012

/S/ RICHARD G. FANELLI Richard G. Fanelli	Director	March 15, 2012

Index to Exhibits

Index to Exhibits

2.1	Asset Purchase Agreement dated April 14, 2003 among SKF Holding Maatschappij Holland B.V., SKF B.V., NN, Inc. and NN Netherlands B.V. (incorporated by reference to Exhibit 2.1 of Form 8-K filed on May 16, 2003)

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002)

3.2	Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002)

3.4	Amendments to the Restated By-Laws of NN, Inc. (incorporated by reference to the Company’s Form 8-K filed December 18, 2008)

4.1	The specimen stock certificate representing the Company’s Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002)

10.1	NN, Inc. 1994 Stock Incentive Plan*

10.2	Amendment No. 1 to the NN, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement No. 333-50934 on Form S-8 filed on November 30, 2000)*

10.3	Amendment No. 2 to the NN, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement No. 333-69588 on Form S-8 filed on September 18, 2001)*

10.4	Amendment No. 3 to NN, Inc. 1994 Stock Incentive Plan as ratified by the shareholders on May 15, 2003 amending the Plan to permit the issuance of awards under the Plan to directors of the Company (incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2003)*

10.5	NN, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Form S-8 filed December 16, 2005)*

10.6	NN, Inc. 2011 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement filed April 6, 2011)*

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-89950 on Form S-3/A filed July 15, 2002)

10.8	Form of Incentive Stock Option Agreement used in connection with the 1994 Stock Incentive Plan, 2005 Stock Incentive Plan, and 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-89950 on Form S-3/A filed July 15, 2002)*

10.9	Form of Stock Option Agreement, dated December 7, 1998, between the Company and the non-employee directors of the Company, used in connection with the 1994 Stock Incentive Plan, 2005 Stock Incentive Plan, and 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed March 31, 1999)*

10.10	Form of Restricted Stock Grant Agreement used in connection with the 1994 Stock Incentive Plan, 2005 Stock Incentive Plan, and 2011 Stock Incentive Plan*#

10.11	Elective Deferred Compensation Plan, dated February 26, 1999 (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed March 31, 1999)*

10.12	Executive Employment Agreement, dated August 21, 2006, between the Company and Roderick R. Baty (incorporated by reference to the Company’s Forms 8-K filed August 24, 2006 and March 18, 2010)*

10.13	Executive Employment Agreement, dated August 21, 2006, between the Company and James H. Dorton (incorporated by reference to the Company’s Forms 8-K filed August 24, 2006 and March 18, 2010)*

10.14	Executive Employment Agreement, dated August 21, 2006, between the Company and Frank T. Gentry (incorporated by reference to Company’s Current Report on Forms 8-K filed August 24, 2006 and March 18, 2010)*

10.15	Executive Employment Agreement dated August 21, 2006, between the Company and William C. Kelly, Jr. (incorporated by reference to the Company’s Current Report on Forms 8-K filed August 24, 2006 and March 18, 2010)*

10.16	Executive Employment Agreement dated August 21, 2006, between the Company and Jeffrey H. Hodge (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Forms 10-K filed March 31, 2010)*

10.17	Amended and Restated Executive Employment Agreement dated September 1, 2011, between the Company and Thomas C. Burwell, Jr.* #

10.18	Executive Employment Agreement dated July 21, 2011, between Whirlaway and James R. Widders *#

10.19	NN Euroball, ApS Shareholder Agreement dated April 6, 2000 among NN, Inc., AB SKF and FAG Kugelfischer Georg ShaferAG (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed March 29, 2002)

10.20	Frame Supply Agreement between Euroball S.p.A., Kugelfertigung Eltmann GmbH, NN Euroball Ireland Ltd. and Ascometal effective January 1, 2002 (We have omitted certain information from the Agreement and filed it separately with the Securities and Exchange Commission pursuant to our request for confidential treatment under Rule 24b-2. We have identified the omitted confidential information by the following statement, “Confidential portions of material have been omitted and filed separately with the Securities and Exchange Commission,” as indicated throughout the document with an asterisk in brackets ([*])) (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed March 31, 2003)

10.21	Second Amended and Restated Credit Agreement among NN, Inc. as U.S. Borrower and its subsidiaries and the Lenders named therein Key Bank National Association as lead arranger, book runner and administrative agent, and Branch Bank and Trust Company as documentation agent and Wells Fargo Bank, N.A. as Foreign Swing line Lender and Regions Bank as Domestic Swing line Lender dated as of December 21, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 27, 2010).

10.22	Amendment No.1 to Second Amended and Restated Credit Agreement, dated March 9, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 22, 2011)

10.23	Amendment No.2 to Second Amended and Restated Credit Agreement, dated December 20, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 22, 2011)

10.24	Third Amended and Restated Note Purchase and Shelf Agreement dated December 21, 2010 among NN, Inc. and certain Series A Note Purchasers as defined therein (incorporated by reference to the Company’s Current Report on Form 8-K filed December 27, 2010)

10.25	Amendment No.1 to Third Amended and Restated Note Purchase and Shelf Agreement, dated September 30, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 22, 2011)

10.26	Amendment No. 2 to Third Amended and Restated Note Purchase and Shelf Agreement, dated December 20, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 22, 2011)

21.1	List of Subsidiaries of the Company#

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm#

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act#

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act#

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act#

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act#

*	Management contract or compensatory plan or arrangement.
#	Filed herewith