Form 10-Q
period 2012-06-30
NN INC
filed 2012-08-08
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, there were 17,044,132 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NN, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of Dollars, Except Per Share Data)	2012	2011	2012	2011
Net sales	$98,824	$115,922	$203,343	$227,229
Cost of products sold (exclusive of depreciation and amortization shown separately below)	77,848	94,657	160,817	184,955
Selling, general and administrative	8,312	7,720	16,379	15,686
Depreciation and amortization	4,389	4,291	8,846	8,326
Loss/(gain) on disposal of assets	—	3	(8)	3
Gain from deconsolidation of a bankrupt subsidiary	—	—	—	(209)

Income from operations	8,275	9,251	17,309	18,468

Interest expense	1,116	1,220	2,327	2,444
Other (income) expense, net	(1,239)	155	(800)	1,191

Income before provision for income taxes	8,398	7,876	15,782	14,833
Provision for income taxes	1,360	2,049	2,835	3,499

Net income	7,038	5,827	12,947	11,334

Other comprehensive income:
Foreign currency translation gain (loss)	(6,552)	1,964	(3,158)	8,494

Comprehensive income	$486	$7,791	$9,789	$19,828

Basic income per common share:	$0.41	$0.35	$0.76	$0.68

Weighted average shares outstanding	17,026	16,864	16,985	16,733

Diluted income per common share:	$0.41	$0.34	$0.76	$0.67

Weighted average shares outstanding	17,139	17,119	17,097	16,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands of Dollars)	June 30, 2012	December 31, 2011

Assets
Current assets:
Cash	$12,002	$4,536
Accounts receivable, net of allowance for doubtful accounts of $538 and $438, respectively	71,317	66,707
Inventories, net	45,364	46,023
Other current assets	5,530	6,759

Total current assets	134,213	124,025

Property, plant and equipment, net	118,734	120,528
Goodwill, net	7,606	8,039
Intangible asset, net	900	900
Other non-current assets	3,305	5,969

Total assets	$264,758	$259,461

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,146	$48,217
Accrued salaries, wages and benefits	10,846	11,697
Current maturities of long-term debt	6,650	6,503
Income taxes payable	605	1,858
Other current liabilities	6,845	4,766

Total current liabilities	65,092	73,041

Non-current deferred tax liabilities	3,668	3,810
Long-term debt, net of current portion	74,915	71,629
Other non-current liabilities	10,728	11,305

Total liabilities	154,403	159,785

Total stockholders’ equity	110,355	99,676

Total liabilities and stockholders’ equity	$264,758	$259,461

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock
(In Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2012	16,949	$169	$55,071	$27,612	$16,824	$99,676
Net income	—	—	—	12,947	—	12,947
Shares issued for options	5	—	6	—	—	6
Stock option expense	—	—	519	—	—	519
Restricted stock expense	75	1	364	—	—	365
Foreign currency translation loss	—	—	—	—	(3,158)	(3,158)

Balance, June 30, 2012	17,029	$170	$55,960	$40,559	$13,666	$110,355

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In Thousands of Dollars)	2012	2011
Operating Activities:
Net income	$12,947	$11,334
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	8,846	8,326
Amortization of debt issuance costs	410	409
Deferred income taxes	417	—
(Gain)/loss on disposal of assets	(8)	3
Non-cash gain from deconsolidation of bankrupt subsidiary	—	(209)
Share-based compensation expense	884	116
Change in value of long-term note receivable	(173)	(126)
Changes in operating assets and liabilities:
Accounts receivable	(5,383)	(19,141)
Inventories	137	(1,668)
Accounts payable	(7,518)	(627)
Other assets and liabilities	1,074	(434)

Net cash provided (used) by operating activities	11,633	(2,017)

Investing Activities:
Acquisition of property, plant and equipment	(9,090)	(10,173)
Cash lost on deconsolidation of Eltmann subsidiary	—	(979)
Proceeds received from long-term note receivable	1,945	—
Proceeds from disposals of property, plant and equipment	368	106

Net cash used by investing activities	(6,777)	(11,046)

Financing Activities:
Proceeds from short-term debt	148	941
Principal payment on capital lease	(57)	(32)
Proceeds from long term debt	3,286	12,486
Proceeds from issuance of stock	6	2,302
Debt issuance costs paid	—	(334)

Net cash provided by financing activities	3,383	15,363

Effect of exchange rate changes on cash flows	(773)	2,067

Net Change in Cash	7,466	4,367
Cash at Beginning of Period	4,536	5,556

Cash at End of Period	$12,002	$9,923

Supplemental schedule of non-cash investing and financing activities:

Certain amounts were deconsolidated from the Balance Sheet of NN, Inc. due to the bankruptcy of a subsidiary on January 20, 2011 and are not reflected in the 2011 cash flow statement above (See Note 1 of Notes to Condensed Consolidated Financial Statements)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 1.	Interim Financial Statements

The accompanying condensed consolidated financial statements of NN, Inc. have not been audited, except that the balance sheet at December 31, 2011 was derived from our audited consolidated financial statements. In our opinion, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three and six month periods ended June 30, 2012 and 2011, our financial position at June 30, 2012 and December 31, 2011, and the cash flows for the six month periods ended June 30, 2012 and 2011. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited, condensed and consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent Annual Report on Form 10-K for the year ended December 31, 2011 which we filed with the Securities and Exchange Commission on March 15, 2012. The results for the three and six month periods ended June 30, 2012 are not necessarily indicative of results for the year ending December 31, 2012 or any other future periods.

Due to the impacts of the global economic recession and the resulting reduction in revenue and increased operating losses, our wholly owned German subsidiary, Kugelfertigung Eltmann GbmH (“Eltmann” or “Eltmann Plant”), sustained a significant weakening of its financial condition. As a result, it became insolvent at which point it was required to file for bankruptcy under German bankruptcy law. The filing was made in the bankruptcy court in Germany on January 20, 2011. As of that date, NN lost the ability to control or manage Eltmann as a result of the bankruptcy court trustee taking over effective control and day to day management of this subsidiary. As a result of loss of control of this subsidiary, NN deconsolidated the assets and liabilities of Eltmann from our Consolidated Financial Statements effective January 20, 2011.

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

The amounts above are reflected in the comparative 2011 financial statements. During the fourth quarter of

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

Note 3.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories are comprised of the following:

	June 30, 2012	December 31, 2011

Raw materials	$14,647	$13,855
Work in process	8,833	8,425
Finished goods	21,884	23,743

	$45,364	$46,023

Inventories on consignment at customer locations as of June 30, 2012 and December 31, 2011 totaled $3,201 and $4,156, respectively.

The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations. Any costs from abnormal excess capacity or under-utilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

Note 4.	Net Income Per Share

Excluded from the dilutive shares outstanding for the three and six month periods ended June 30, 2012 were 1,201 anti-dilutive options which had exercise prices ranging from $8.86 to $14.13. There were 201 anti-dilutive options with an exercise price of $14.13 excluded from the dilutive shares outstanding for the three and six month period ended June 30, 2011.

Note 5.	Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in our annual report on Form 10-K for the fiscal year ended December 31, 2011. We evaluate segment performance based on segment net income or loss after income taxes. We account for inter-segment sales and transfers at current market prices. We did not have any significant inter-segment transactions during the three and six month periods ended June 30, 2012 and 2011.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total

Three Months ended June 30, 2012
Revenues from external customers	$65,768	$22,561	$10,495	$—	$98,824

Net income (loss)	$6,250	$1,911	$800	$(1,923)	$7,038

Six Months ended June 30, 2012
Revenues from external customers	$137,898	$43,873	$21,572	$—	$203,343

Net income (loss)	$13,215	$3,550	$1,760	$(5,578)	$12,947

Total assets	$198,615	$41,490	$21,249	$3,404	$264,758

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total

Three Months ended June 30, 2011
Revenues from external customers	$84,827	$19,534	$11,561	$—	$115,922

Net income (loss)	$8,898	$(1,130)	$918	$(2,859)	$5,827

Six Months ended June 30, 2011
Revenues from external customers	$168,609	$35,936	$22,684	$—	$227,229

Net income (loss)	$18,729	$(3,338)	$1,736	$(5,793)	$11,334

Total assets	$208,313	$44,703	$21,559	$4,155	$278,730

Note 6.	Pensions and Other Post-Employment Liabilities

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

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Severance Indemnity

In accordance with Italian law, we have an unfunded severance plan covering our Pinerolo Plant employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment. The table below summarizes the changes to the severance indemnity, included in Other non-current liabilities, for the three and six month periods ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
(In Thousands of Dollars)	2012	2011	2012	2011
Beginning balance	$(7,112)	$(7,658)	$(6,922)	$(7,115)
Amounts accrued	(315)	(311)	(628)	(651)
Payments to employees	496	120	661	134
Payments to government managed plan	81	168	261	403
Currency impacts	400	(133)	178	(585)

Ending balance	$(6,450)	$(7,814)	$(6,450)	$(7,814)

Service and Early Retirement Provisions

We have certain plans that cover our Veenendaal Plant employees. A plan provides an award for employees who achieve 25 or 40 years of service and another plan is an award for employees upon retirement. These plans are both unfunded and the benefits are based on years of service and rate of compensation at the time the award is paid. The table below summarizes the combined changes in the plans, included in Other non-current liabilities, during the three month and six month periods ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
(In Thousands of Dollars)	2012	2011	2012	2011
Beginning balance	$(829)	$(835)	$(783)	$(749)
Service cost	(5)	(6)	(30)	(26)
Interest cost	(7)	(17)	(17)	(38)
Benefits paid	39	33	54	36
Currency impacts	47	(15)	21	(63)

Ending balance	$(755)	$(840)	$(755)	$(840)

Note 7.	New Accounting Pronouncements

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

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 8.	Long-Term Debt and Short-Term Debt

Long-term debt and short-term debt at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Borrowings under our $100,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.25% at June 30, 2012) plus an applicable margin of 3.00% at June 30, 2012, expiring December 21, 2014.	$50,136	$40,989

Borrowings under our $40,000 aggregate principal amount of fixed rate notes bearing interest at a fixed rate of 5.39% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	11,429	17,143

Borrowings under our $20,000 aggregate principal amount of fixed rate notes bearing interest at a fixed rate of 4.64% maturing on December 20, 2018. Annual principal payments of $4,000 will begin on December 22, 2014 and extend through the date of maturity.	20,000	20,000

Total debt	81,565	78,132

Less current maturities of long-term debt	6,650	6,503

Long-term debt, excluding current maturities of long-term debt	$74,915	$71,629

On December 20, 2011, we borrowed an additional $20,000 in seven-year fixed rate notes from Prudential Capital at a rate of 4.64%. These notes, which mature on December 20, 2018, are interest-only for the first two years followed by five equal annual principal payments. The proceeds were used to repay existing revolving credit bank debt and to fund growth capital projects.

On September 30, 2011, we amended our $100 million revolving credit agreement agented by KeyBank and our long-term loan agreement with Prudential Capital in order to adjust the fixed charge coverage ratio covenant to better correlate current and expected levels of capital spending and other fixed charges with earnings before taxes, interest and depreciation (EBITDA). The minimum fixed charge coverage ratio was reduced from “not less than 1.25 to 1.00” to “not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter” for the quarters ending September 30, 2011 through September 30, 2012. Starting October 1, 2012, the minimum fixed charge coverage ratio increases to “not to be less than 1.25 to 1.00 as of the last day of any fiscal quarter”. The amendments also provide that we will assure that the total outstanding under the revolving credit agreement shall be at least $10 million less than the total committed amount of $100 million during the period commencing September 30, 2011 and ending on September 30, 2012.

The $100 million revolving credit agreement interest rate is LIBOR plus a margin of 2.5% to 3.5% (depending on the level of the ratio of debt to EBITDA). The facility may be expanded upon our request with approval of the lenders by up to $35 million, under the same terms and conditions. The loan agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt. The facility has a $10 million swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility. As of June 30, 2012, $1,458 of net capitalized loan origination costs related to the revolving credit facility were recorded on the balance sheet within other non-current assets.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Our original $40,000 fixed rate notes agreement with Prudential Capital has an interest rate of 5.39%, which was reduced from 6.50% on December 20, 2011. The $40,000 and $20,000 fixed rate agreements contain customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, restricted payments (including payment of dividends and stock repurchases), issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt. We incurred costs as a result of issuing these notes which have been recorded on the balance sheet within other non-current assets and are being amortized over the term of the notes. The unamortized balance at June 30, 2012 was $221.

Note 9.	Goodwill, net

The changes in the carrying amount of goodwill, net for the six month period ended June 30, 2012 are as follows:

(In Thousands of Dollars)	Metal Bearing Components Segment
Balance as of January 1, 2012	$8,039

Currency translation impacts	(433)

Balance as of June 30, 2012	$7,606

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. As of June 30, 2012, there are no indications of impairment at the remaining reporting unit with a goodwill balance.

Note 10.	Intangible Assets, Net

The Precision Metal Components Segment has an indefinite lived intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway. There are no indicators of impairment for this indefinite lived intangible asset as of June 30, 2012.

Note 11.	Shared-Based Compensation

During the three and six month periods ended June 30, 2012 and 2011, approximately $525 and $884 in 2012 and $116 and $116 in 2011, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards. During the six month period ended June 30, 2012, there were 75 share awards and 285 option awards granted to non-executive directors, officers and certain other key employees. There were 75 share awards and 201 option awards granted to non-executive directors, officers and certain other key employees during the three and six month periods ended June 30, 2011.

The 75 restricted shares granted during the six month period ended June 30, 2012, vest pro-rata over three years. During the six month periods ended June 30, 2012 and 2011, we incurred $365 and $50, respectively, in expense related to restricted stock. The fair value of the shares issued was determined by using the grant date closing price of our common stock.

We incurred $519 and $66 of stock option expense in the six month periods ended June 30, 2012 and 2011, respectively. The fair value of our options cannot be determined by market value, as our options are not traded in an open market. Accordingly, the Black Scholes financial pricing model is utilized to estimate the fair value.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

The following table provides a reconciliation of option activity for the six month period ended June 30, 2012:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	1,141	$10.12
Granted	285	$8.85
Exercised	(5)	$1.30
Forfeited or expired	(12)	$11.69

Outstanding at June 30, 2012	1,409	$9.88	6.2	$2,307	(1)

Exercisable at June 30, 2012	979	$9.61	4.7	$1,892	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at June 30, 2012.

Note 12. Provision for Income Taxes

As of June 30, 2012, we continued to place a valuation allowance on all of the net deferred tax assets of our U.S. locations, the balance of which approximated $10,300 at June 30, 2012. The ongoing necessity of this valuation allowance is based on the negative financial performance of our U.S. operations during the global economic recession of 2008 and 2009 and the negative financial performance during 2010 from losses incurred at the Precision Metal Components Segment. During the six months ended June 30, 2012, the valuation allowance on a portion of these deferred tax assets was reversed to offset tax expense, as our U.S. based units had a combined pre-tax income of $5,966. While our U.S. entities have generated pre-tax income of $5,966 and $1,633 during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, the substantial cumulative losses in 2009 and 2010 outweigh the positive evidence of the year to date 2012 and 2011 taxable income. If the profitability of the U.S. entities continues, it is likely that a significant portion of the valuation allowance (except for the valuation allowance on the foreign tax credits of approximately $3,250) will be reversed. This will result in a material benefit to income tax expense and a resulting benefit to net income in the period in which the valuation allowances are reversed.

For the six month period ended June 30, 2012, the difference between the U.S. federal statutory tax rate of 34% and our effective tax rate of 18% was primarily due to utilization of the fully reserved net operating losses to offset U.S. based taxable income, which lowered tax expense by $2,189. Additionally, the tax rate was impacted by non-U.S. based earnings being taxed at lower rates, which reduced tax expense by $657.

We do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

Note 13.	Commitments and Contingencies

As described more fully in our Form 10-K for 2011, we continue to monitor the remediation efforts at a former waste recycling vendor used by our former Walterboro, South Carolina facility. The costs associated with the remediation, which has been tentatively approved by the EPA, are estimated to be approximately $10,000. Our allocated share is approximately $132 which has been paid in full as of June 30, 2012. While there can be no assurances, we believe that $132 is the maximum amount for which we will be liable under the tentatively accepted remediation plan.

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

	June 30, 2012		December 31, 2011
(In Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Variable rate long-term debt	$50,136	$50,136	$40,989	$40,989
Fixed rate long-term debt	$31,429	$32,870	$37,143	$37,500

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2012	2011	Change
Net sales	$98,824	$115,922	$(17,098)
Foreign exchange effects				(4,676)
Volume				(13,202)
Price				219
Mix				93
Material inflation pass-through				468

Cost of products sold (exclusive of depreciation and amortization shown separately below)	77,848	94,657	(16,809)
Foreign exchange effects				(3,758)
Volume				(9,492)
Cost reduction projects and other cost changes				(4,449)
Mix				(134)
Inflation				1,024

Selling, general and administrative	8,312	7,720	592
Foreign exchange effects				(257)
Increase in spending				849

Depreciation and amortization	4,389	4,291	98
Foreign exchange effects				(214)
Net increase in depreciation expense				312

Interest expense	1,116	1,220	(104)
Loss on disposal of assets	—	3	(3)
Other expense (income), net	(1,239)	155	(1,394)

Income before provision for income taxes	8,398	7,876	522
Provision for income taxes	1,360	2,049	(689)

Net income	$7,038	$5,827	$1,211

Net Sales. Net sales decreased during the second quarter of 2012 from the second quarter of 2011 due to lower sales volumes experienced at our Metal Bearing Components and our Plastics and Rubber Components Segments. These effects were partially offset by increased sales volume in our Precision Metal Components Segment. The majority of the reduction in sales volume was experienced at our units located in Europe, the U.S. and Asia that sold into the European market due to macro-economic issues within the European Union and from overall lower automotive demand in Europe. Additionally, we believe demand for our products was affected by our customers and their customers adjusting inventory levels, as our sales volume reduction was much greater than the reduction in actual end market demand within the markets we serve. Finally, sales were reduced as the strengthening of the US Dollar caused a lower translated value of Euro denominated sales.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). A large portion of the decrease was from the lower sales volumes, as discussed above, and the related reductions in production costs at those units of the Metal Bearing Components Segment that sold product in Europe. Additionally, 2012 cost of products sold was lower in comparison to 2011, as the start-up costs incurred during 2011 for new multi-year sales programs at our Precision Metal Components Segment did not repeat during 2012. The 2012 cost of products sold was further reduced by benefits from specific cost reduction projects undertaken during 2012. Finally, cost of products sold was reduced as the strengthening of the US Dollar caused a lower translated value of Euro denominated costs.

Selling, General and Administrative. The increase in spending in selling, general and administrative expenses was primarily due to higher stock based compensation costs.

Depreciation and Amortization. The increase was due to the carryover effects of depreciation expense generated by 2011 capital expenditures placed in service after the second quarter of 2011.

Other expense (income), net. Included in other expense(income), net, during the three months ended June 30, 2012, was $1.1 million related to foreign exchange gains on inter-company loans. During the three months ended June 30, 2011, inter-company loans generated foreign exchange losses of $0.3 million. The gains and losses are a function of the appreciation or depreciation of the Euro versus the U.S. Dollar.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended June 30,
	2012	2011	Change

Net sales	$65,768	$84,827	$(19,059)
Foreign exchange effects				(4,676)
Volume				(15,148)
Price/mix				215
Material inflation pass-through				550

Net income	$6,250	$8,898	$(2,648)

The decrease in sales during the second quarter of 2012 was driven mainly by volume reductions at our European units of this segment; however, all locations experienced sales volume reductions compared to the second quarter of 2011 due largely to lower demand for our products sold into the European market. The reductions were due to European macro-economic issues, much lower automotive demand in Europe and, we believe, overall reductions of inventory levels in the supply chains we serve. Additionally, sales were reduced as the strengthening of the US Dollar caused a lower translated value of Euro denominated sales.

The segment net income in the second quarter of 2012 was negatively impacted by lost profits from much lower sales volumes and related production inefficiencies from lower production levels. These reductions were driven by much lower demand for our products at our European operating units of this segment and at those segment units importing into Europe, as discussed above. Partially offsetting the volume effects were benefits from specific cost reduction projects undertaken during 2012.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended June 30,
	2012	2011	Change

Net sales	$22,561	$19,534	$3,027
Volume				3,070
Price/mix				(43)

Net income (loss)	$1,911	$(1,130)	$3,041

The majority of the increase in sales at this segment was due to fulfilling sales orders, at the full year run rate, for a new sales program started in 2011. This new sales program was just being launched during the second quarter of 2011 and had much lower sales levels during that period.

The segment improved from a net loss to a net income due to profits from increased sales volumes and from the elimination of start-up costs on the new multi-year sales programs incurred during 2011. This segment incurred $2.0 million of operational inefficiencies and additional costs related to ramping up production for the new large multi-year sales programs during the second quarter of 2011 which did not repeat during the second quarter of 2012.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended June 30,
	2012	2011	Change

Net sales	$10,495	$11,561	$(1,066)
Volume				(1,123)
Price/material pass-through				57

Net income	$800	$918	$(118)

Lower sales volumes were due to expirations of certain sales programs. Segment net income decreased due to the lower sales volumes partially offset by specific cost reduction projects undertaken during 2012.

Results of Operations

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2012	2011	Change
Net sales	$203,343	$227,229	$(23,886)
Foreign exchange effects				(6,335)
Volume				(20,121)
Price				433
Mix				640
Material inflation pass-through				1,497

Cost of products sold (exclusive of depreciation and amortization shown separately below)	160,817	184,955	(24,138)
Foreign exchange effects				(5,116)
Volume				(13,876)
Cost reduction projects and other cost changes				(7,876)
Mix				18
Inflation				2,712

Selling, general and administrative	16,379	15,686	693
Foreign exchange effects				(349)
Increase in spending				1,042

Depreciation and amortization	8,846	8,326	520
Foreign exchange effects				(291)
Net increase in depreciation expense				811

Gain from deconsolidation of bankrupt subsidiary	—	(209)	209
Interest expense	2,327	2,444	(117)
Gain (loss) on disposal of assets	(8)	3	(11)
Other expense (income), net	(800)	1,191	(1,991)

Income before provision for income taxes	15,782	14,833	949
Provision for income taxes	2,835	3,499	(664)

Net income	$12,947	$11,334	$1,613

Net Sales. Net sales decreased during the first half of 2012 from the first half of 2011 primarily due to volume reductions experienced at our European operating units of our Metal Bearing Components Segment and to a lesser extent at units importing into Europe. These effects were partially offset by increased sales volume in our Precision Metal Components Segment. The reduction of our sales volumes into the European market was due in part to macro-economic issues within the European Union and from overall lower automotive demand in Europe. Additionally, we believe demand for our products was affected by our customers and their customers adjusting inventory levels, as our sales volume reduction was much greater than the reduction in actual end market demand within the markets we serve. Finally, sales were reduced as the strengthening of the US Dollar caused a lower translated value of Euro denominated sales.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). A large portion of the decrease was from the lower sales volumes, as discussed above, and the related reductions in production costs at those units of the Metal Bearing Components Segment that sold into European markets. Additionally, 2012 cost of products sold was lower in comparison to 2011, as the additional start-up costs incurred during 2011 for new multi-year sales programs at our Precision Metal Components Segment did not repeat during 2012. The 2012 cost of products sold was further reduced by benefits from specific cost reduction projects undertaken during 2012. Finally, cost of products sold was reduced as the strengthening of the US Dollar caused a lower translated value of Euro denominated costs.

Selling, General and Administrative. The increase in spending in selling, general and administrative expenses was primarily due to higher stock based compensation costs.

Depreciation and Amortization. The increase was due to the carryover effects of depreciation expense generated by 2011 capital expenditures placed in service after the first half of 2011.

Other expense(income), net. Included in other expense(income), net, during the six months ended June 30, 2012, was $0.4 million related to foreign exchange gains on inter-company loans. During the six months ended June 30, 2011, inter-company loans generated foreign exchange losses of $1.2 million. The gains and losses are a function of the appreciation or depreciation of the Euro versus the U.S. Dollar. Additionally, 2012 included $0.2 million in gains realized with receipt of the final payment of a note receivable. (See Note 2 of the Notes to Condensed Consolidated Financial Statements).

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Six months ended June 30,
	2012	2011	Change

Net sales	$137,898	$168,609	$(30,711)
Foreign exchange effects				(6,335)
Volume				(26,255)
Price/mix				339
Material inflation pass-through				1,540

Net income	$13,215	$18,729	$(5,514)

The decrease in sales during the first half of 2012 was driven mainly by volume reductions at our European units of this segment and at those segment units importing into Europe, as discussed above. The reductions were due to European macro-economic issues, much lower automotive demand in Europe and, we believe, overall reductions of inventory levels in the supply chains we serve. Additionally, sales were reduced as the strengthening of the US Dollar caused a lower translated value of Euro denominated sales.

The segment net income in the first half of 2012 was negatively impacted by lost profits from much lower sales volumes and related production inefficiencies from lower production levels. These reductions were driven by much lower demand for our products at our European operating units of this segment and at those segment units importing into Europe, as discussed above. Partially offsetting the volume effects were benefits from specific cost reduction projects undertaken in the first half of 2012.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Six months ended June 30,
	2012	2011	Change

Net sales	$43,873	$35,936	$7,937
Volume				7,485
Price/mix				452

Net income (loss)	$3,550	$(3,338)	$6,888

The majority of the increase in sales at this segment was due to fulfilling sales orders, at the full year run rate, for a new sales program started in 2011. This new sales program was just being launched during the first half of 2011 and had minimal sales levels during that period.

The segment improved from a net loss to a net income due to profits from increased sales volumes and from the elimination of start-up costs on the new multi-year sales programs incurred during 2011. This segment incurred $4.5 million of operational inefficiencies and additional costs related to ramping up production for new large multi-year sales programs during the first half of 2011 which did not repeat during the first half of 2012.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Six months ended June 30,
	2012	2011	Change

Net sales	$21,572	$22,684	$(1,112)
Volume				(1,350)
Price/material pass-through				238

Net income	$1,760	$1,736	$24

Lower sales volumes were due to expirations of certain sales programs. Segment net income was impacted by the lower sales volumes offset by specific cost reduction projects undertaken during 2012.

Changes in Financial Condition

From December 31, 2011 to June 30, 2012, our total assets increased $5.3 million and our current assets increased $10.2 million. Excluding foreign exchange effects, total assets and current assets increased approximately $8.7 million and $11.9 million, respectively, from December 31, 2011.

Excluding the foreign exchange effects, accounts receivable was higher by $5.4 million due to the 9% increase in sales volume experienced in June and May of 2012 from sales levels in December and November of 2011. The days sales outstanding at June 30, 2012 was consistent with days sales outstanding at December 31, 2011. Net overdue receivables were approximately 18% and 19% of total accounts receivable at June 30, 2012 and December 31, 2011, respectively, the vast majority of which were 0-30 days past due.

The remainder of the increase in total and current assets was due principally to the $7.5 million increase in cash from the current year net cash flow. The increases in accounts receivable and cash were partially offset by receipt of $1.9 million for the pay off a note receivable.

From December 31, 2011 to June 30, 2012, our total liabilities decreased $5.4 million. Excluding foreign exchange effects, total liabilities decreased approximately $4.3 million from December 31, 2011. The majority of the reduction was from a $7.5 million accounts payable decrease, excluding foreign exchange effects, driven by timing of payments to certain vendors and lower levels of spending for raw material during June/May of 2012 compared to December/November of 2011.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $69.1 million at June 30, 2012 as compared to $51.0 million at December 31, 2011. The ratio of current assets to current liabilities increased from 1.70:1 at December 31, 2011 to 2.06:1 at June 30, 2012. The increase in working capital was due primarily to the growth in accounts receivable, the growth in cash and the reduction in accounts payable, all as discussed above.

Cash flow provided by operations was $11.6 million for the first six months of 2012 compared with cash flow used by operations of $2.0 million for the same period in 2011. The favorable variance was principally due to a much smaller increase in accounts receivables experienced during the first half of 2012 than the increase experienced in the first half of 2011 driven by the lower sales volumes in the first half of 2012 versus the first half of 2011.

Liquidity and Capital Resources

Amounts outstanding under our $100.0 million credit facility and our $60.0 million in fixed rate notes as of June 30, 2012 were $50.1 million (including $0.9 million under our swing line of credit) and $31.4 million, respectively. As of June 30, 2012, we can borrow up to an additional $38.9 million under the $100.0 million credit facility (including $9.1 million under our swing line of credit) subject to limitations based on existing financial covenants. The $38.9 million of availability is net of $1.0 million of outstanding letters of credit at June 30, 2012 which are considered as usage of the facility and considers our new liquidity requirement, from the September 30, 2011 amendment, that the total outstanding under the revolving credit agreement shall be at least $10 million less than the total committed amount of $100 million during the period commencing September 30, 2011 and ending on September 30, 2012.

We were in compliance with all covenants related to the amended and restated $100.0 million credit facility and the amended and restated $60.0 million in fixed rate notes as of June 30, 2012. The specific covenants to which we are subject and the actual results achieved for the three month period ended June 30, 2012 are stated below:

Financial Covenants	Required Covenant Level	Actual Level Achieved

Interest coverage ratio	Not to be less than 3.00 to 1.00 as of the last day of any fiscal quarter	7.00 to 1.00
Fixed charge coverage	Not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter	1.31 to 1.00
Leverage ratio	Not to exceed 2.50 to 1.00 for the most recently completed four fiscal quarters	1.74 to 1.00
Capital expenditures	Not to invest more than $25,524 during the fiscal year 2012	9,090

Starting October 1, 2012, the minimum fixed charge coverage ratio increases to “not to be less than 1.25 to 1.00 as of the last day of any fiscal quarter”.

Many of our locations use the Euro as their functional currency. In 2012, the fluctuation of the Euro against the U.S. Dollar unfavorably impacted revenue, decreased the value of assets and liabilities of certain foreign subsidiaries and had an unfavorable impact on net income from the translation of net income of certain foreign subsidiaries. As of June 30, 2012, no currency hedges were in place. Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have made planned capital expenditures totaling $9.1 million as of June 30, 2012. During 2012, we expect to spend between $15.0 million and $20.0 million on capital expenditures, the majority of which relate to new or expanded business. We believe that funds generated from operations and borrowings from our credit facilities will be sufficient to finance our capital expenditures and working capital needs through June 2013. We base this assertion on our current availability for borrowing of up to $38.9 million and our forecasted positive cash flow from operations for the remaining quarters of 2012.

Seasonality and Fluctuation in Quarterly Results

Historically, our net sales in the Metal Bearing Components Segment have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that have significantly slower production during the month of August.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our annual report on Form 10-K for the year ended December 31, 2011, including those policies as discussed in Note 1 to the annual report. There have been no changes to these policies during the six month period ended June 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies. To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At June 30, 2012, we had $50.1 million outstanding under our variable rate revolving credit facilities and $31.4 million fixed rate notes outstanding. See Note 8 of the Notes to Condensed Consolidated Financial Statements. At June 30, 2012, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.5 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We did not hold a position in any foreign currency hedging instruments as of June 30, 2012.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of June 30, 2012, the end of the period covered by this quarterly report.

There have been no changes in the fiscal quarter ended June 30, 2012 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

As described more fully in our Form 10-K for 2011, we continue to monitor the remediation efforts at a former waste recycling vendor used by our former Walterboro, South Carolina facility. The costs associated with the remediation, which has been tentatively approved by the EPA, are estimated to be approximately $10 million of which our allocated share is approximately $0.1 million which has been fully paid as of June 30, 2012. While there can be no assurances, we believe that the $0.1 million is the maximum amount for which we will be liable under the tentatively accepted remediation plan.

As discussed more fully in Note 1of the Notes to Condensed Consolidated Financial Statements, the ultimate impact on NN of Eltmann filing for bankruptcy will depend on the findings of the bankruptcy court. However, until such court proceedings are finalized, we will not be able to determine what liabilities and contingent obligations, if any, might remain as the responsibility of NN. Under advice from legal counsel, NN does not expect any further significant impacts on our consolidated financial statements as a result of the liquidation of this subsidiary.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

101.	Ins XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema

101.	CAL XBRL Taxonomy Calculation Link base

101.	LAB XBRL Taxonomy Label Link base

101.	PRE XBRL Presentation Link base Document

101.	DEF XBRL Definition Link base Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.

(Registrant)

Date:	August 8, 2012	/s/ Roderick R. Baty
Roderick R. Baty,
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date:	August 8, 2012	/s/ James H. Dorton
James H. Dorton
Senior Vice President – Corporate Development and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date:	August 8, 2012	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.,
Vice President and Chief Administrative Officer
(Duly Authorized Officer)

Date:	August 8, 2012	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)