Form 10-Q
period 2012-09-30
NN INC
filed 2012-11-08
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, there were 17,044,132 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NN, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of Dollars, Except Per Share Data)	2012	2011	2012	2011
Net sales	$86,586	$101,143	$289,929	$328,371
Cost of products sold (exclusive of depreciation and amortization shown separately below)	68,426	83,575	229,243	268,530
Selling, general and administrative	7,886	7,498	24,266	23,184
Depreciation and amortization	4,357	4,298	13,203	12,624
Gain on disposal of assets	—	(23)	(8)	(20)
Gain from deconsolidation of a bankrupt subsidiary	—	—	—	(209)

Income from operations	5,917	5,795	23,225	24,262

Interest expense	1,061	1,169	3,388	3,613
Other (income) expense, net	765	(1,462)	(36)	(271)

Income before provision for income taxes	4,091	6,088	19,873	20,920
Provision for income taxes	976	1,386	3,811	4,886

Net income	3,115	4,702	16,062	16,034

Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,374	(6,882)	216	1,612

Comprehensive income (loss)	$6,489	$(2,180)	$16,278	$17,646

Basic income per common share:	$0.18	$0.28	$0.94	$0.96

Weighted average shares outstanding	17,044	16,949	16,999	16,784

Diluted income per common share:	$0.18	$0.28	$0.94	$0.95

Weighted average shares outstanding	17,150	17,061	17,105	16,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands of Dollars)	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash	$14,212	$4,536
Accounts receivable, net of allowance for doubtful accounts of $353 and $438, respectively	63,607	66,707
Inventories	46,184	46,023
Other current assets	5,815	6,759

Total current assets	129,818	124,025

Property, plant and equipment, net	119,111	120,528
Goodwill, net	8,148	8,039
Intangible asset, net	900	900
Other non-current assets	3,087	5,969

Total assets	$261,064	$259,461

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,658	$48,217
Accrued salaries, wages and benefits	11,448	11,697
Current maturities of long-term debt	6,326	6,503
Income taxes payable	—	1,858
Other current liabilities	6,857	4,766

Total current liabilities	60,289	73,041

Non-current deferred tax liabilities	3,806	3,810
Long-term debt, net of current portion	68,715	71,629
Other non-current liabilities	10,885	11,305

Total liabilities	143,695	159,785

Total stockholders’ equity	117,369	99,676

Total liabilities and stockholders’ equity	$261,064	$259,461

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock
(In Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2012	16,949	$169	$55,071	$27,612	$16,824	$99,676
Net income	—	—	—	16,062	—	16,062
Shares issued for options	17	—	21	—	—	21
Stock option expense	—	—	786	—	—	786
Restricted stock expense	78	1	607	—	—	608
Foreign currency translation gain	—	—	—	—	216	216

Balance, September 30, 2012	17,044	$170	$56,485	$43,674	$17,040	$117,369

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In Thousands of Dollars)	2012	2011
Operating Activities:
Net income	$16,062	$16,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,203	12,624
Amortization of debt issuance costs	627	620
Deferred income taxes	452	—
Gain on disposal of assets	(8)	(20)
Non-cash gain from deconsolidation of bankrupt subsidiary	—	(209)
Share-based compensation expense	1,394	469
Change in value of long-term note receivable	(173)	(167)
Changes in operating assets and liabilities:
Accounts receivable	3,097	(12,696)
Inventories	(161)	(4,042)
Accounts payable	(12,479)	(8,319)
Other assets and liabilities	648	(1,035)

Net cash provided by operating activities	22,662	3,259

Investing Activities:
Acquisition of property, plant and equipment	(12,402)	(14,829)
Cash lost on deconsolidation of Eltmann subsidiary	—	(979)
Proceeds received from long-term note receivable	1,945	—
Proceeds from disposals of property, plant and equipment	356	111

Net cash used by investing activities	(10,101)	(15,697)

Financing Activities:
Proceeds (repayment) of short-term debt	(177)	3,529
Principal payment on capital lease	(87)	(49)
Proceeds from long term debt	6,298	13,486
Repayment of long term debt	(9,212)	—
Proceeds from issuance of stock	21	2,383
Debt issuance costs paid	—	(400)

Net cash provided (used) by financing activities	(3,157)	18,949

Effect of exchange rate changes on cash flows	272	14

Net Change in Cash	9,676	6,525
Cash at Beginning of Period	4,536	5,556

Cash at End of Period	$14,212	$12,081

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

The accompanying condensed consolidated financial statements of NN, Inc. have not been audited, except that the balance sheet at December 31, 2011 was derived from our audited consolidated financial statements. In our opinion, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three and nine month periods ended September 30, 2012 and 2011, our financial position at September 30, 2012 and December 31, 2011, and the cash flows for the nine month periods ended September 30, 2012 and 2011. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited, condensed and consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent Annual Report on Form 10-K for the year ended December 31, 2011 which we filed with the Securities and Exchange Commission on March 15, 2012. The results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of results for the year ending December 31, 2012 or any other future periods.

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

Note 3.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories are comprised of the following:

	September 30, 2012	December 31, 2011
Raw materials	$14,330	$13,855
Work in process	9,239	8,425
Finished goods	22,615	23,743

	$46,184	$46,023

Inventories on consignment at customer locations as of September 30, 2012 and December 31, 2011 totaled $3,024 and $4,156, respectively.

The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations. Any costs from abnormal excess capacity or under-utilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

Note 4.	Net Income Per Share

Excluded from the dilutive shares outstanding for the three and nine month periods ended September 30, 2012 were 1,201 anti-dilutive options which had exercise prices ranging from $8.86 to $14.13. There were 929 and 210 anti-dilutive options with an exercise price of $9.36 to $14.13 and $12.99 to $14.13, respectively, excluded from the dilutive shares outstanding for the three and nine month period ended September 30, 2011.

Note 5.	Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in our annual report on Form 10-K for the fiscal year ended December 31, 2011. We evaluate segment performance based on segment net income or loss. We account for inter-segment sales and transfers at current market prices. We did not have any significant inter-segment transactions during the three and nine month periods ended September 30, 2012 and 2011.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total

Three Months ended September 30, 2012
Revenues from external customers	$58,298	$17,132	$11,156	$—	$86,586

Net income (loss)	$4,503	$1,649	$245	$(3,282)	$3,115

Nine Months ended September 30, 2012
Revenues from external customers	$196,196	$61,005	$32,728	$—	$289,929

Net income (loss)	$17,718	$5,199	$2,005	$(8,860)	$16,062

Total assets	$199,063	$37,830	$20,629	$3,542	$261,064

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total

Three Months ended September 30, 2011
Revenues from external customers	$72,476	$17,910	$10,757	$—	$101,143

Net income (loss)	$6,064	$(468)	$117	$(1,011)	$4,702

Nine Months ended September 30, 2011
Revenues from external customers	$241,084	$53,846	$33,441	$—	$328,371

Net income (loss)	$24,794	$(3,806)	$1,853	$(6,807)	$16,034

Total assets	$198,408	$45,728	$20,868	$3,974	$268,978

Note 6.	Pensions and Other Post-Employment Liabilities

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

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Severance Indemnity

In accordance with Italian law, we have an unfunded severance plan covering our Pinerolo Plant employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment. The table below summarizes the changes to the severance indemnity, included in Other non-current liabilities, for the three and nine month periods ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
(In Thousands of Dollars)	2012	2011	2012	2011
Beginning balance	$(6,450)	$(7,814)	$(6,922)	$(7,115)
Amounts accrued	(196)	(277)	(824)	(928)
Payments to employees	151	56	811	190
Payments to government managed plan	87	188	348	591
Currency impacts	(171)	516	8	(69)

Ending balance	$(6,579)	$(7,331)	$(6,579)	$(7,331)

Service and Early Retirement Provisions

We have certain plans that cover our Veenendaal Plant employees. A plan provides an award for employees who achieve 25 or 40 years of service and another plan is an award for employees upon retirement. These plans are both unfunded and the benefits are based on years of service and rate of compensation at the time the award is paid. The table below summarizes the combined changes in the plans, included in Other non-current liabilities, during the three month and nine month periods ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
(In Thousands of Dollars)	2012	2011	2012	2011
Beginning balance	$(755)	$(840)	$(783)	$(749)
Service cost	(7)	(13)	(37)	(39)
Interest cost	(3)	(10)	(20)	(48)
Benefits paid	10	15	64	50
Currency impacts	(20)	56	1	(6)

Ending balance	$(775)	$(792)	$(775)	$(792)

Note 7.	New Accounting Pronouncements

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

In July 2012, the FASB issued amended accounting guidance allowing companies to first assess qualitative factors to determine whether it is more-likely-than-not an indefinite-lived intangible asset is impaired. If the conclusion is more-likely-than-not the indefinite-lived intangible asset is not impaired, then further action is not required. However, if the conclusion is otherwise, a quantitative impairment test described in ASC

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Topic 350 is required. This guidance is effective for fiscal years beginning after September 15, 2012 with early adoption permitted. We plan to adopt this standard for the year ending December 31, 2012. We anticipate the adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

Note 8.	Long-Term Debt and Short-Term Debt

Long-term debt and short-term debt at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Borrowings under our $100,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.25% at September 30, 2012) plus an applicable margin of 2.75% at September 30, 2012, expiring December 21, 2014.	$43,612	$40,989

Borrowings under our $40,000 aggregate principal amount of fixed rate notes bearing interest at a fixed rate of 5.39% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	11,429	17,143

Borrowings under our $20,000 aggregate principal amount of fixed rate notes bearing interest at a fixed rate of 4.64% maturing on December 20, 2018. Annual principal payments of $4,000 will begin on December 22, 2014 and extend through the date of maturity.	20,000	20,000

Total debt	75,041	78,132

Less current maturities of long-term debt	6,326	6,503

Long-term debt, excluding current maturities of long-term debt	$68,715	$71,629

On October 26, 2012, we amended our $100,000 revolving credit facility agented by KeyBank and our fixed rate notes with Prudential Capital in order to take advantage of lower interest rates, to extend the maturity of the revolving credit facility to October 26, 2017, and to remove certain restrictions on acquisitions, payments of dividends and stock repurchases. The amended interest rates on our revolving credit facility will be LIBOR plus an applicable margin of 1.25% to 2.25% (depending on the level of debt to earnings before taxes, interest and depreciation (“EBITDA”)). Prior to the October 26, 2012 amendment, the $100 million revolving credit facility interest rate was LIBOR plus a margin of 2.50% to 3.50% (depending on the level of debt to EBITDA). The interest rate on our $40,000 aggregate fixed rate notes, of which $11,429 was outstanding as of September 30, 2012, will be reduced from 5.39% to 4.89%. The amended agreements allow us to undertake acquisitions, pay dividends, and repurchase stock provided we are in compliance with specified covenants. Additionally, the minimum fixed charge coverage ratio will remain at “not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter” for the full terms of the amended agreements.

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

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

On September 30, 2011, we amended our $100,000 revolving credit facility agented by KeyBank and our long-term loan agreement with Prudential Capital in order to adjust the fixed charge coverage ratio covenant to better correlate current and expected levels of capital spending and other fixed charges with EBITDA. For the quarters ending September 30, 2011 through September 30, 2012, the minimum fixed charge coverage ratio was reduced from “not less than 1.25 to 1.00” to “not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter”. This credit agreement was further amended on October 26, 2012, as discussed above.

The $100,000 revolving credit facility may be expanded upon our request with approval of the lenders by up to $35 million, under the same terms and conditions. The loan agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt. The facility has a $10 million swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility. As of September 30, 2012, $1,308 of net capitalized loan origination costs related to the revolving credit facility were recorded on the balance sheet within other non-current assets.

Our original $40,000 fixed rate notes agreement with Prudential Capital had an interest rate of 5.39% for the nine month period ended September 30, 2012. On December 20, 2011, the interest rate was reduced from 6.50% to 5.39% and then further reduced to 4.89% with the October 26, 2012, amendment. The $40,000 and $20,000 fixed rate agreements contain customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt. We incurred costs as a result of issuing these notes which have been recorded on the balance sheet within other non-current assets and are being amortized over the term of the notes. The unamortized balance at September 30, 2012 was $181.

Note 9.	Goodwill, net

The changes in the carrying amount of goodwill, net for the nine month period ended September 30, 2012 are as follows:

(In Thousands of Dollars)	Metal Bearing Components Segment
Balance as of January 1, 2012	$8,039

Currency translation impacts	109

Balance as of September 30, 2012	$8,148

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. As of September 30, 2012, there are no indications of impairment at the remaining reporting unit with a goodwill balance.

Note 10.	Intangible Assets, Net

The Precision Metal Components Segment has an indefinite lived intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway. The intangible asset balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. There are no indicators of impairment for this indefinite lived intangible asset as of September 30, 2012.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 11.	Shared-Based Compensation

During the three and nine month periods ended September 30, 2012 and 2011, approximately $510 and $1,394 in 2012 and $353 and $469 in 2011, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards. During the nine month periods ended September 30, 2012 and 2011, there were 78 share awards and 285 option awards and 75 share awards and 216 option awards, respectively, granted to non-executive directors, officers and certain other key employees.

The restricted shares granted during the nine month periods ended September 30, 2012 and 2011, vest pro-rata over three years. During the nine month periods ended September 30, 2012 and 2011, we incurred $608 and $199, respectively, in expense related to restricted stock. The fair value of the shares issued was determined by using the grant date closing price of our common stock.

We incurred $786 and $270 of stock option expense in the nine month periods ended September 30, 2012 and 2011, respectively. The fair value of our options cannot be determined by market value, as our options are not traded in an open market. Accordingly, the Black Scholes financial pricing model is utilized to estimate the fair value.

The following table provides a reconciliation of option activity for the nine month period ended September 30, 2012:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	1,141	$10.12
Granted	285	$8.85
Exercised	(17)	$1.30
Forfeited or expired	(12)	$11.69

Outstanding at September 30, 2012	1,397	$9.95	5.9	$1,361	(1)

Exercisable at September 30, 2012	967	$9.71	4.4	$1,341	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at September 30, 2012.

Note 12.	Provision for Income Taxes

As of September 30, 2012, we continued to place a valuation allowance on all of the net deferred tax assets at our U.S. locations, the balance of which approximated $9,800 at September 30, 2012. The ongoing necessity of this valuation allowance is based on the negative financial performance of our U.S. operations during the global economic recession of 2008 and 2009 and the negative financial performance during 2010 from losses incurred at the Precision Metal Components Segment. During the nine months ended September 30, 2012, the valuation allowance on a portion of these deferred tax assets was reversed to offset tax expense, as our U.S. based units had an approximate combined pre-tax income of $7,200. While our U.S. entities have generated approximate pre-tax incomes of $7,200 and $1,650 during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively, the substantial cumulative losses in 2009 and 2010 continue to outweigh the positive evidence of the year to date 2012 and 2011 taxable income. If the profitability of the U.S. entities continues, it is likely that a significant portion of the valuation allowance (except for the majority of the valuation allowance on the foreign tax credits of approximately $3,250) will be reversed. This will result in a material benefit to income tax expense and a resulting benefit to net income in the period in which the valuation allowances are reversed.

For the nine month period ended September 30, 2012, the difference between the U.S. federal statutory tax rate of 34% and our effective tax rate of 19% was primarily due to utilization of the fully reserved net operating losses to offset U.S. based taxable income, which lowered tax expense by $2,692. Additionally, the tax rate was impacted by non-U.S. based earnings being taxed at lower rates, which reduced tax expense by $777.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

We do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

Note 13.	Commitments and Contingencies

As described more fully in our Form 10-K for 2011, we continue to monitor the remediation efforts at a former waste recycling vendor used by our former Walterboro, South Carolina facility. The costs associated with the remediation, which has been tentatively approved by the EPA, are estimated to be approximately $10,000. Our allocated share is approximately $132 which has been paid in full as of September 30, 2012. While there can be no assurances, we believe that $132 is the maximum amount for which we will be liable under the tentatively accepted remediation plan.

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

	September 30, 2012		December 31, 2011
(In Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Variable rate long-term debt	$43,612	$43,612	$40,989	$40,989
Fixed rate long-term debt	$31,429	$32,384	$37,143	$37,500

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2012	2011	Change
Net sales	$86,586	$101,143	$(14,557)
Foreign exchange effects				(4,145)
Volume				(11,536)
Price/ material inflation pass-through				239
Mix				885

Cost of products sold (exclusive of depreciation and amortization shown separately below)	68,426	83,575	(15,149)
Foreign exchange effects				(3,355)
Volume				(8,183)
Cost reduction projects and other cost changes				(4,326)
Mix				343
Inflation				372

Selling, general and administrative	7,886	7,498	388
Foreign exchange effects				(247)
Increase in spending				635

Depreciation and amortization	4,357	4,298	59
Foreign exchange effects				(221)
Net increase in depreciation expense				280

Interest expense	1,061	1,169	(108)
Gain on disposal of assets	—	(23)	23
Other expense (income), net	765	(1,462)	2,227

Income before provision for income taxes	4,091	6,088	(1,997)
Provision for income taxes	976	1,386	(410)

Net income	$3,115	$4,702	$(1,587)

Net Sales. Net sales decreased during the third quarter of 2012 from the third quarter of 2011 due to lower sales volumes experienced primarily at the European and Asian units of our Metal Bearing Components Segment. The reductions in sales volumes were due to macro-economic issues within the European Union, slowing Asian macro-economic growth, and overall lower automotive demand in Europe. Additionally, we believe demand for our products was affected by our customers and their customers adjusting inventory levels, as our sales volume reduction was much greater than the reduction in actual end market demand within the markets we serve. Finally, sales were reduced as the strengthening of the US Dollar caused a lower translated value of Euro denominated sales. The favorable mix occurred as a portion of the reduction in sales volumes experienced were in lower priced products.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). A large portion of the decrease was from the lower sales volumes and the related reductions in production costs at those units of the Metal Bearing Components Segment that experienced lower sales volumes, as discussed above. Additionally, the third quarter 2012 cost of products sold was lower in comparison to 2011, as the $1.0 million in start-up costs incurred during the third quarter of 2011 for new multi-year sales programs at our Precision Metal Components Segment did not repeat during 2012. The third quarter 2012 cost of products sold was further reduced by benefits from specific Level 3 continuous improvement projects undertaken during 2012. The Level 3 continuous improvement activities have been at historically high levels during 2012. Finally, cost of products sold was reduced as the strengthening of the US Dollar caused a lower translated value of Euro denominated costs.

Selling, General and Administrative. The increase in spending in selling, general and administrative expenses was primarily due to higher incentive based compensation costs and higher seasonal sales commissions.

Depreciation and Amortization. The increase was due to the carryover effects of depreciation expense generated by 2011 capital expenditures placed in service after the third quarter of 2011 and by 2012 capital expenditures placed in service.

Other expense (income), net. Included in other expense (income), net, during the three months ended September 30, 2012, was $0.7 million related to foreign exchange losses on inter-company loans. During the three months ended September 30, 2011, inter-company loans generated foreign exchange gains of $1.4 million. The gains and losses are a function of the appreciation or depreciation of the Euro versus the U.S. Dollar.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended September 30,
	2012	2011	Change

Net sales	$58,298	$72,476	$(14,178)
Foreign exchange effects				(4,145)
Volume				(11,055)
Mix				1,090
Price/Material inflation pass-through				(68)

Net income	$4,503	$6,064	$(1,561)

The decrease in sales during the third quarter of 2012 was driven mainly by volume reductions at our European and Asian units of this segment due largely to lower demand for our products sold into the European and Asian markets. The reductions were due to European macro-economic issues, slowing Asian macro-economic growth, much lower automotive demand in Europe and, we believe, overall reductions of inventory levels in the supply chains we serve. Additionally, sales were reduced as the strengthening of the US Dollar caused a lower translated value of Euro denominated sales. Partially offsetting the reductions were increased sales from favorable product mix. The favorable mix occurred as a portion of the reduction in sales volumes experienced were in lower priced products.

The segment net income in the third quarter of 2012 was negatively impacted by lost profits from much lower sales volumes and related production inefficiencies from lower production levels at the European and Asian units, as discussed above. Partially offsetting the volume effects were benefits from specific cost reduction projects undertaken during 2012 and overall good cost controls in the face of difficult operating environments at those units. Additionally, favorable sales mix helped offset some of negative sales volume effects.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended September 30,
	2012	2011	Change

Net sales	$17,132	$17,910	$(778)
Volume				(729)
Price/mix				(49)

Net income (loss)	$1,649	$(468)	$2,117

The majority of the decreases in sales at this segment were due to either programs ending at certain customers or from exiting certain sales programs we felt did not meet our minimum required profitability profile. In general, the large new multi-year sales programs put in place over the course of 2011 and 2012 are now at full year sales levels and were generally at full year sales levels during the third quarter of 2011.

The segment improved from a net loss to a net income due to the elimination of $1.0 million of start-up costs on the new multi-year sales programs incurred during the third quarter of 2011. Beyond eliminating the start-up costs, this segment has improved operationally by reducing scrap, temporary labor, and expediting costs. Additionally, the effects of the volume reductions were not as unfavorable as a portion of the lost sales volumes in the quarter were less profitable product lines.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended September 30,
	2012	2011	Change

Net sales	$11,156	$10,757	$399
Volume				248
Price/mix/material pass-through				151

Net income	$245	$117	$128

Sales volumes increased due to sales of seasonal items partially offset by lower sales to a large solar power customer. Segment net income increased due to the higher sales volumes, specific cost reduction projects undertaken during 2012, price increases and favorable sales mix.

Results of Operations

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2012	2011	Change
Net sales	$289,929	$328,371	$(38,442)
Foreign exchange effects				(11,022)
Volume				(31,115)
Price				599
Mix				1,526
Material inflation pass-through				1,570

Cost of products sold (exclusive of depreciation and amortization shown separately below)	229,243	268,530	(39,287)
Foreign exchange effects				(8,872)
Volume				(21,660)
Cost reduction projects and other cost changes				(12,202)
Mix				361
Inflation				3,086

Selling, general and administrative	24,266	23,184	1,082
Foreign exchange effects				(587)
Increase in spending				1,669

Depreciation and amortization	13,203	12,624	579
Foreign exchange effects				(512)
Net increase in depreciation expense				1,091

Gain from deconsolidation of bankrupt subsidiary	—	(209)	209
Interest expense	3,388	3,613	(225)
Gain on disposal of assets	(8)	(20)	12
Other income, net	(36)	(271)	235

Income before provision for income taxes	19,873	20,920	(1,047)
Provision for income taxes	3,811	4,886	(1,075)

Net income	$16,062	$16,034	$28

Net Sales. Net sales decreased during the first nine months of 2012 from the first nine months of 2011 primarily due to volume reductions experienced at the European operating units of our Metal Bearing Components Segment and to a lesser extent at our U.S. unit of the segment which exports into Europe and our Asian unit of the segment. These effects were partially offset by increased sales volume at our Precision Metal Components Segment. The reduction of sales volumes in our metal bearing components segment was due in part to macro-economic issues within the European Union, slowing Asian macro-economic growth and overall lower automotive demand in Europe. Additionally, we believe demand for our products was affected by our customers and their customers adjusting inventory levels, as our sales volume reduction was much greater than the reduction in actual end market demand within the markets we serve. Finally, sales were reduced as the strengthening of the US Dollar caused a lower translated value of Euro denominated sales.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). A large portion of the decrease was from the lower sales volumes, as discussed above, and the related reductions in production costs at the units of the Metal Bearing Components Segment. Additionally, 2012 cost of products sold was lower in comparison to 2011, as the $5.5 million in start-up costs incurred during 2011 for new multi-year sales programs at our Precision Metal Components Segment did not repeat during 2012. The 2012 cost of products sold was further reduced by benefits from specific Level 3 continuous improvement projects undertaken during 2012. The Level 3 continuous improvement activities have been at historically high levels during 2012. Finally, cost of products sold was reduced as the strengthening of the US Dollar caused a lower translated value of Euro denominated costs.

Selling, General and Administrative. The increase in spending in selling, general and administrative expenses was primarily due to higher incentive based compensation costs and higher seasonal sales commissions.

Depreciation and Amortization. The increase was due to the carryover effects of depreciation expense generated by 2011 capital expenditures placed in service after the first nine months of 2011 and by 2012 capital expenditures placed in service.

Other income, net. Included in other income, net, during the nine months ended September 30, 2012, was $0.3 million related to foreign exchange losses on inter-company loans. During the nine months ended September 30, 2011, inter-company loans generated foreign exchange gains of $0.3 million. The gains and losses are a function of the appreciation or depreciation of the Euro versus the U.S. Dollar. Additionally, 2012 included $0.2 million in gains realized with receipt of the final payment of a note receivable. (See Note 2 of the Notes to Condensed Consolidated Financial Statements).

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine months ended September 30,
	2012	2011	Change

Net sales	$196,196	$241,084	$(44,888)
Foreign exchange effects				(11,022)
Volume				(36,767)
Price/mix				1,556
Material inflation pass-through				1,345

Net income	$17,718	$24,794	$(7,076)

The decrease in sales during the first nine months of 2012 was driven mainly by volume reductions at our European units of this segment and to a lesser extent at the U.S. unit exporting into Europe and our Asian unit. The reductions were due to European macro-economic issues, slowing Asian macro-economic growth, much lower automotive demand in Europe and, we believe, overall reductions of inventory levels in the supply chains we serve. Additionally, sales were reduced as the strengthening of the US Dollar caused a lower translated value of Euro denominated sales. Partially offsetting the reductions were increased sales from targeted price increases, favorable product mix and material inflation pass-through. The favorable mix occurred as a portion of the reduction in sales volumes experienced were in lower priced products.

The segment net income in the first nine months of 2012 was negatively impacted by lost profits from much lower sales volumes and related production inefficiencies from lower production levels. These reductions were driven by much lower demand for our products at our European operating units of this segment, at the U.S. unit exporting into Europe and our Asian unit, as discussed above. Partially offsetting the volume effects were benefits from specific Level 3 continuous improvement projects undertaken in the first nine months of 2012 and from good overall cost control at our European units during this very difficult operating environment. Additionally, targeted price increases and favorable sales mix help offset some of negative sales volume effects.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine months ended September 30,
	2012	2011	Change

Net sales	$61,005	$53,846	$7,159
Volume				6,756
Price/mix				403

Net income (loss)	$5,199	$(3,806)	$9,005

The majority of the increase in sales at this segment was due to fulfilling sales orders, at the full year run rate, for a new sales program started in 2011. This new sales program had not reached the full year run rate during the first nine months of 2011.

The segment improved from a net loss to a net income due to profits from increased sales volumes and from the elimination of start-up costs on the new multi-year sales programs incurred during 2011. During the first nine months of 2011, this segment incurred $5.5 million of operational inefficiencies and additional costs related to ramping up production for new large multi-year sales programs which did not repeat during the first nine months of 2012. Beyond eliminating the start-up costs, this segment has improved operationally by reducing scrap, temporary labor, and expediting costs.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine months ended September 30,
	2012	2011	Change

Net sales	$32,728	$33,441	$(713)
Volume				(1,102)
Price/mix/material pass-through				389

Net income	$2,005	$1,853	$152

Lower sales volumes were due to expirations of certain sales programs. Segment net income was impacted by the lower sales volumes partially offset by specific cost reduction projects undertaken during 2012, price increases and favorable sales mix.

Changes in Financial Condition

From December 31, 2011 to September 30, 2012, our total assets increased $1.6 million and our current assets increased $5.8 million. Excluding foreign exchange effects, total assets and current assets increased approximately $1.5 million and $5.7 million, respectively, from December 31, 2011.

The majority of the increase in total and current assets was due principally to the $9.7 million increase in cash from the current year net cash flow. The increase in cash was partially offset by reductions in accounts receivable, net depreciation of fixed assets and by receipt of $1.9 million for the pay-off of a note receivable.

Excluding the foreign exchange effects, accounts receivable was lower by $3.1 million due to the 5% decrease in sales volume experienced in September and August of 2012 from sales levels in December and November of 2011. The days sales outstanding at September 30, 2012 was consistent with days sales outstanding at December 31, 2011.

Excluding the foreign exchange effects, property, plant and equipment decreased $1.4 million as year to date capital spending was $0.8 million lower than depreciation and we sold assets with a net book value of $0.4 million.

From December 31, 2011 to September 30, 2012, our total liabilities decreased $16.1 million. Excluding foreign exchange effects, total liabilities decreased approximately $16.0 million from December 31, 2011. The majority of the reduction was from a $12.5 million accounts payable decrease, excluding foreign exchange effects, driven by timing of payments to certain vendors and lower levels of spending for raw material during September and August of 2012 compared to December and November of 2011. Additionally, total liabilities decreased as a net $3.1 million in short and long-term debt was repaid from operating cash flow.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $69.5 million at September 30, 2012 as compared to $51.0 million at December 31, 2011. The ratio of current assets to current liabilities increased from 1.70:1 at December 31, 2011 to 2.15:1 at September 30, 2012. The increase in working capital was due primarily to the growth in cash and the reduction in accounts payable, as discussed above.

Cash provided by operations was $22.7 million for the first nine months of 2012 compared with cash provided by operations of $3.3 million for the same period in 2011. The favorable variance was principally due to a $3.1 million decrease in accounts receivables experienced during the first nine months of 2012 versus the $12.7 million increase experienced in the first nine months of 2011 driven by the lower sales volumes in 2012.

Cash used by investing activities was $10.1 million for the first nine months of 2012 compared with cash used by investing activities of $15.7 million for the same period in 2011. The decrease was primarily due to $2.4 million in lower spending on acquisitions of property plant and equipment in 2012 and receipt of $1.9 million for the pay-off of a note receivable in 2012.

Cash used by financing activities was $3.2 million for the first nine months of 2012 compared with cash provided by financing activities of $18.9 million for the same period in 2011. The decrease was primarily due to the net repayment of short-term and long-term debt in 2012 versus net borrowings of short-term and long-term debt in 2011. The net repayment of debt in 2012 was driven by the additional $19.4 million of cash provided by operations in 2012 over 2011, as discussed above.

Liquidity and Capital Resources

Amounts outstanding under our $100.0 million credit facility and our $60.0 million of fixed rate notes as of September 30, 2012 were $43.6 million (including $0.6 million under our swing line of credit) and $31.4 million, respectively. As of September 30, 2012, we can borrow up to an additional $45.5 million under the $100.0 million credit facility (including $9.4 million under our swing line of credit) subject to limitations based on existing financial covenants. The $45.5 million of availability is net of $0.9 million of outstanding letters of credit at September 30, 2012 which are considered as usage of the facility and considers the liquidity requirement, from the September 30, 2011 amendment, that the total outstanding under the revolving credit agreement shall be at least $10 million less than the total committed amount of $100 million during the period commencing September 30, 2011 and ending on September 30, 2012. With the October 26, 2012, amendment of the $100 million revolving credit facility, the $10 million limitation has been removed. Thus, as of the date of this report we now have $55.5 million in availability on our revolving credit facility.

We were in compliance with all covenants related to the amended and restated $100.0 million credit facility and the amended and restated $60.0 million in fixed rate notes as of September 30, 2012. The specific covenants to which we are subject and the actual results achieved for the three and nine month periods ended September 30, 2012 are stated below:

Financial Covenants	Required Covenant Level	Actual Level Achieved
Interest coverage ratio	Not to be less than 3.00 to 1.00 as of the last day of any fiscal quarter	8.21 to 1.00
Fixed charge coverage	Not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter	1.34 to 1.00
Leverage ratio	Not to exceed 2.50 to 1.00 for the most recently completed four fiscal quarters	1.68 to 1.00
Capital expenditures	Not to invest more than $25,524 during the fiscal year 2012	$12,402

Many of our locations use the Euro as their functional currency. In 2012, the fluctuation of the Euro against the U.S. Dollar unfavorably impacted revenue and had an unfavorable impact on net income from the translation of net income of certain foreign subsidiaries. As of September 30, 2012, no currency hedges were in place. Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have made planned capital expenditures totaling $12.4 million as of September 30, 2012. During 2012, we expect to spend between $15.0 million and $20.0 million on capital expenditures, the majority of which relate to new or expanded business. We believe that funds generated from operations and borrowings from our credit facilities will be sufficient to finance our capital expenditures and working capital needs through September 2013. We base this assertion on our current availability for borrowing of up to $55.5 million and our forecasted positive cash flow from operations for the remaining quarter of 2012.

Seasonality and Fluctuation in Quarterly Results

Historically, our net sales in the Metal Bearing Components Segment have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that have significantly slower production during the month of August.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our annual report on Form 10-K for the year ended December 31, 2011, including those policies as discussed in Note 1 to the annual report. There have been no changes to these policies during the nine month period ended September 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies. To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At September 30, 2012, we had $43.6 million outstanding under our variable rate revolving credit facilities and $31.4 million of fixed rate notes outstanding. See Note 8 of the Notes to Condensed Consolidated Financial Statements. At September 30, 2012, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.4 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We did not hold a position in any foreign currency hedging instruments as of September 30, 2012.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of September 30, 2012, the end of the period covered by this quarterly report.

There have been no changes in the fiscal quarter ended September 30, 2012 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

As described more fully in our Form 10-K for 2011, we continue to monitor the remediation efforts at a former waste recycling vendor used by our former Walterboro, South Carolina facility. The costs associated with the remediation, which has been tentatively approved by the EPA, are estimated to be approximately $10 million of which our allocated share is approximately $0.1 million which has been fully paid as of September 30, 2012. While there can be no assurances, we believe that the $0.1 million is the maximum amount for which we will be liable under the tentatively accepted remediation plan.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between NN, Inc. and Frank T. Gentry, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2012)

10.2	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between NN, Inc. and James H. Dorton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2012)

10.3	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between NN, Inc. and Thomas C. Burwell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2012)

10.4	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between NN, Inc. and William C. Kelly, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2012)

10.5	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between NN, Inc. and Jeffrey H. Hodge (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2012)

10.6	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between Whirlaway Corporation and James R. Widders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2012)

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRLTaxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.

(Registrant)

Date:	November 8, 2012	/s/ Roderick R. Baty
Roderick R. Baty,
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 8, 2012	/s/ James H. Dorton
James H. Dorton
Senior Vice President – Corporate Development and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date:	November 8, 2012	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.,
Vice President and Chief Administrative Officer
(Duly Authorized Officer)

Date:	November 8, 2012	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)