Form 10-K
period 2012-12-31
NN INC
filed 2013-03-15
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2012, based on the closing price on the NASDAQ Stock Market LLC on that date was approximately $172,000,000.

The number of shares of the registrant’s common stock outstanding on March 8, 2013 was 17,044,132

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement with respect to the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

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

Within the Metal Bearing Components Segment, we manufacture and supply high precision bearing components, consisting of balls, cylindrical rollers, tapered rollers, and metal retainers, for leading bearing and CV-joint manufacturers on a global basis. We are a leading independent manufacturer of precision steel bearing balls and rollers for the North American, European and Asian markets. In 2012, Metal Bearing Components accounted for 68% of total NN, Inc. sales. Sales of balls and rollers accounted for approximately 64% of our total net sales with 46% of sales from balls and 18% of sales from rollers. Sales of metal bearing retainers accounted for 4% of net sales. Through a series of acquisitions and plant expansions, we have built upon our strong core ball business and expanded our bearing component product offering. Today, we offer one of the industry’s most complete lines of commercially available bearing components. We emphasize engineered products that take advantage of our competencies in product design and tight tolerance manufacturing processes. Our customers use our components in fully assembled ball and roller bearings and CV-joints, which serve a wide variety of industrial applications in the automotive, electrical, agricultural, construction, machinery, and mining markets.

Within the Plastic and Rubber Components Segment, we manufacture high precision rubber seals and plastic retainers for leading bearing manufacturers on a global basis. In addition, we manufacture specialized plastic products including automotive components, electronic instrument cases and other molded components used in a variety of industrial and consumer applications. Finally, we also manufacture rubber seals for use in various automotive, industrial and mining applications. In 2012, plastic products accounted for 8% of net sales and rubber seals accounted for 3% of net sales.

Our Precision Metal Components Segment is comprised of the Whirlaway Corporation (“Whirlaway”). Whirlaway is a manufacturer of highly engineered, difficult to manufacture precision metal components and subassemblies for the automotive, HVAC, fluid power and diesel engine markets. Our entry into the precision metal components market in 2006 is part of our strategy to serve markets and customers we view as adjacent to bearing components that utilize our core manufacturing competencies. These products accounted for 21% of net sales in 2012.

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

Products

Metal Bearing Components Segment

Precision Steel Balls. At our Metal Bearing Components Segment facilities (with the exception of our Veenendaal Plant), we manufacture and sell high quality, precision steel balls in sizes ranging in diameter from 5/32 of an inch (3.969 mm) to 2 5/8 inches (66.675 mm). We produce and sell balls in grades ranging from grade 3 to grade 1000, according to international standards endorsed by the American Bearing Manufacturers Association. The grade number for a ball, in addition to defining allowable dimensional variation within production batches, indicates the degree of spherical precision of the ball; for example, grade 3 balls are manufactured to within three-millionths of an inch of roundness. Our steel balls are used primarily by manufacturers of anti-friction bearings and constant velocity joints where precise spherical, tolerance and surface finish accuracies are required. Sales of precision steel balls accounted for approximately 67%, 67%, and 69% of the Metal Bearing Components Segment net sales in 2012, 2011, and 2010, respectively.

Steel Rollers. We manufacture tapered rollers at our Veenendaal and Erwin Plants and cylindrical rollers at our Erwin Plant. Rollers are an alternative rolling element used instead of balls in anti-friction bearings that typically have heavier loading or different speed requirements. Our roller products are used primarily for applications similar to those of our precision steel ball product line, plus certain non-bearing applications such as hydraulic pumps and motors. Tapered rollers are a component in tapered roller bearings that are used in a variety of applications including automotive gearbox applications, automotive wheel bearings and a wide variety of industrial applications. Most cylindrical rollers are made to specific customer requirements for diameter and length and are used in a variety of industrial applications. Tapered rollers accounted for approximately 21%, 21%, and 14% of the Metal Bearing Components Segment net sales in 2012, 2011 and 2010, respectively. Cylindrical rollers accounted for approximately 5%, 5% and 4% of the Metal Bearing Components Segment net sales in 2012, 2011, and 2010, respectively.

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

Customers

Our products are supplied primarily to bearing manufacturers and automotive and industrial parts manufacturers for use in a broad range of industrial applications, including automotive, electrical, agricultural, construction, machinery and mining. Additionally, we supply precision metal, rubber, and plastic components to automotive and industrial companies that are not used in bearing assemblies. We supply approximately 400 customers; however, our top ten customers account for approximately 74% of our revenue. Sales to each of these top ten customers are made to multiple customer locations and divisions throughout the world. Only one of these customers, AB SKF (“SKF”), had sales levels that were over 10% of total net sales. Sales to various U.S. and foreign divisions of SKF accounted for approximately 34% of net sales in 2012. In 2012, 47% of our products were sold to customers in North America, 38% to customers in Europe, 11% to customers in Asia and the remaining 4% to customers in South America.

We sell our products to most of our largest customers under either sales contracts or agreed upon commercial terms. In general, we pass through material cost fluctuations when incurred to our customers in the form of changes in selling prices. We ordinarily ship our products directly to customers within 60 days, and in many cases, during the same calendar month, of the date on which a sales order is placed. Accordingly, we generally have an insignificant amount of open (backlog) orders from customers at month end. At the U.S. operations of our Metal Bearing Components Segment, we maintain a computerized, bar coded inventory management system with certain of our major customers that enables us to determine on a day-to-day basis the amount of these components remaining in a customer’s inventory. When such inventories fall below certain levels, additional product is automatically shipped.

During 2012, the Metal Bearing Components Segment sold products to approximately 250 customers located in 30 different countries. Approximately 84% of the net sales in 2012 were to customers outside the United States. Approximately 55% of net sales in 2012 were to customers within Europe. Sales to the segment’s top ten customers accounted for approximately 84% of the net segment sales in 2012.

During 2012, the Plastic and Rubber Components Segment sold its products to over 80 customers located principally in North America. Approximately 25% of the Plastic and Rubber Components Segment’s net sales were to customers outside the United States, with the majority of those sales to customers in Mexico, Canada & Asia. Sales to the segment’s top ten customers accounted for approximately 57% of the segment’s net sales in 2012.

During 2012, the Precision Metal Components Segment sold its products to 16 customers located in four countries. Approximately 95% of all sales were to customers located within the United States. Sales to the segment’s top ten customers accounted for approximately 97% of the segment’s net sales in 2012.

In both the foreign and domestic markets, we principally sell our products directly to manufacturers and do not sell significant amounts through distributors or dealers.

See Note 12 of the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional Segment financial information.

The following table presents a breakdown of our net sales for fiscal years 2012, 2011 and 2010:

(In Thousands)	2012	2011	2010
Metal Bearing Components Segment	$252,241	$308,883	$271,339
Percentage of Total Sales	68.2%	72.7%	74.3%
Precision Metal Components Segment	76,746	72,272	54,913
Percentage of Total Sales	20.7%	17.0%	15.0%
Plastic and Rubber Components Segment	41,097	43,536	39,117
Percentage of Total Sales	11.1%	10.3%	10.7%
Total	$370,084	$424,691	$365,369

Percentage of Total Sales	100%	100%	100%

The change in value of Euro denominated sales when converted to U.S. Dollars resulted in net sales decreasing $11.7 million in 2012 compared to 2011 and increasing $11.1 million in 2011 compared to 2010.

Sales and Marketing

A primary emphasis of our marketing strategy is to expand key customer relationships by offering high quality, high precision products with the value of a single supply chain partner for a wide variety of components. Due to the technical nature of many of our products, our engineers and manufacturing management personnel also provide technical sales support functions, while internal sales employees handle customer orders and other general sales support activities. For the Precision Metal Components Segment and the Plastics and Rubber Components Segment, the current sales structure consists of using a direct sales force supported by senior segment management and engineering involvement with manufacturers’ representatives utilized to supplement our direct sales force.

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

Manufacturing Process

We have become a leading independent bearing component manufacturer through exceptional service and high quality manufacturing processes. Because our ball and roller manufacturing processes incorporate the use of standardized tooling, sizes, and process technology, we are able to produce large volumes of products cost competitively, while maintaining high quality standards.

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

Employees

As of December 31, 2012, we employed a total of 1,781 full-time employees and 61 full time equivalent temporary workers. The following numbers are for full time employees only. Our Metal Bearing Components Segment employed 285 in the U.S., 671 in Europe and 117 in China; our Plastic and Rubber Components Segment employed 257, all in the U.S.; and our Precision Metal Components Segment employed 445, all in the U.S. In addition, there were six employees at our corporate headquarters. Of our total employment, 17% are management/staff employees and 83% are production employees. The employees at the Pinerolo and Veenendaal Plants are unionized. We have excellent employee relations throughout NN and we have never experienced any significant involuntary work stoppages.

Competition

The Metal Bearing Components Segment of our business is intensely competitive. Our primary domestic competitor is Hoover Precision Products, Inc., a wholly owned U.S. subsidiary of Tsubaki Nakashima Co., LTD. Our primary foreign competitors are Amatsuji Steel Ball Manufacturing Company, Ltd. (Japan), a wholly owned division of NSK LTD., Tsubaki Nakashima Co., LTD (Japan) and Jiangsu General Ball and Roller Co., LTD (China). Additionally, we compete with bearing manufacturers’ in house (captive) production.

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

While intensely competitive, the markets for our rubber seal products are less fragmented than our plastic injection molding products. The bearing seal market is comprised of approximately six major competitors that range from small privately held companies to large global enterprises. Bearing seal manufacturers compete on design, service, quality and price. Our primary competitors in the U.S. bearing seal market are Freudenberg-NOK, Trelleborg, Trostel, and Uchiyama.

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

The Metal Bearing Components Segment businesses purchase substantially all of their 52100 Steel requirements from suppliers in Europe and Japan and all of their metal strip requirements from European suppliers and traders. The principal suppliers of 52100 Steel for our U.S. businesses are Daido Steel, Kobe Steel, Ascometal and Ovako. The principal suppliers of 52100 Steel for our European businesses are Ascometal, Ovako, Kobe Steel and Daido Steel while the principal suppliers of metal strip are Thyssen and Theis. If any of our current suppliers were unable to supply 52100 Steel to us, we cannot provide assurances that we would not face higher costs or production interruptions as a result of obtaining 52100 Steel from alternate sources.

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

The Precision Metal Components Segment produces products from a wide variety of metals in various forms from various sources primarily located in the U.S. Basic types include hot rolled steel, cold rolled steel (both carbon and alloy), stainless, extruded aluminum, die cast aluminum, gray and ductile iron castings, hot and cold forgings and mechanical tubing. Some material is purchased directly under contracts, some is consigned by the customer, and some is purchased directly from the steel mills.

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

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position
Roderick R. Baty	59	Chairman of the Board, Chief Executive Officer and President
Frank T. Gentry, III	57	Senior Vice President – Managing Director, Metal Bearing Components
James H. Dorton	56	Senior Vice President – Corporate Development and Chief Financial Officer, General Manager Plastic and Rubber Components
Thomas C. Burwell	44	Vice President – Chief Accounting Officer and Corporate Controller
William C. Kelly, Jr.	54	Vice President – Chief Administrative Officer, Secretary, and Treasurer
Jeffrey H. Hodge	51	Vice President – General Manager, U.S. Ball and Roller and NN Asia Divisions
James R. Widders	56	Vice President – General Manager, Precision Metal Components Division

Set forth below is certain additional information with respect to each of our executive officers.

On September 4, 2012, the Board of Directors announced that Chairman and Chief Executive Officer, Roderick R. Baty has informed the Board that he will retire by the Company’s next annual meeting of stockholders to be held in May 2013. Mr. Baty will also step down from the Board at that time. As part of an existing written succession plan, the Board has formed a search committee and has engaged a firm to assist the committee in leading a comprehensive search to determine Mr. Baty’s successor. As of the date of this report, that process is still ongoing. Mr. Baty will work with the Board to assure a smooth and successful transition.

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

We are dependent on the continued provision of financing from our revolving credit lenders and our fixed rate notes lenders for a major portion of our capital structure. As such we must continually meet our existing financial and non-financial covenants or risk potential default. In the event of default, the degree to which our current lenders and/or potential future lenders will continue to lend to us will depend in large part on our results from operations and near term business prospects at the time of the default.

A recession impacting both U.S. and European automotive and industrial markets once again could have a material adverse effect on our ability to finance our operations and implement our growth strategy.

During the three month period ended December 31, 2008 and the year ended December 31, 2009, we experienced a sudden and significant reduction in customer orders driven by reductions in automotive and industrial end market demand across all our businesses. Additionally, during the latter part of 2011 and all of 2012, we experienced the impacts of a European recession in our European businesses. Prior to this time, our company had never been affected by a recession that had impacted both of our key geographic markets of the U.S. and Europe simultaneously. If we are impacted by a global recession in the future, this could have a material adverse effect on our financial condition, results of operations and cash flows from operations and could lead to additional restructuring and/or impairment charges being incurred. However, we believe we would be in a much better position to weather any recession or economic downturn given the actions taken to permanently reduce our cost base including closing or ceasing operations at four former manufacturing locations.

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

The steel that we use to manufacture our metal bearing components is of an extremely high quality and is available from a limited number of producers on a global basis. Due to quality constraints in the U.S. steel industry, we obtain substantially all of the steel used in our U.S. operations of our Metal Bearing Components Segment from non-U.S. suppliers. In addition, we obtain most of the steel used in our European operations from a single European source. If we had to obtain steel from sources other than our current suppliers, we could face higher prices and transportation costs, increased duties or taxes, and shortages of steel. Problems in obtaining steel, particularly 52100 chrome steel in the quantities that we require on commercially reasonable terms could increase our costs, adversely impacting our ability to operate our business efficiently and have a material adverse effect on our revenues and operating and financial results.

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

Sales to various U.S. and foreign divisions of SKF, one of the largest bearing manufacturers in the world, accounted for approximately 34% of consolidated net sales in 2012. No other customers accounted for more than 10% of sales. During 2012, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 74% of our consolidated net sales. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.

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

Metal Bearing Components Segment

		Approximate
Manufacturing Operation	Country	Sq. Feet	Owned or Leased
Erwin Plant	U.S.A.	155,000	Owned
Mountain City Plant	U.S.A.	86,000	Owned
Kilkenny Plant (non-operating)	Ireland	125,000	Owned
Pinerolo Plant	Italy	330,000	Owned
Kysucke Plant	Slovakia	135,000	Owned
Veenendaal Plant	The Netherlands	159,000	Owned
Kunshan Plant Phase I	China	110,000	Leased
Kunshan Plant Phase II (not yet in operation)	China	75,000	Leased

The Kunshan Plant leases are accounted for as a capital lease and we have an option to purchase the facilities at various points in the future. Production at the Kilkenny Plant ceased on February 6, 2009 and was moved to other European Metal Bearing Components operations. The Kilkenny property is being made ready for sale with any expected sale to occur later than a year from the date of this report. As such, the property is still considered to be held and used for which the carrying value at December 31, 2012 approximates its fair value.

Plastic and Rubber Components Segment

		Approximate
Manufacturing Operation	Country	Sq. Feet	Owned or Leased
Danielson Plant	U.S.A.	50,000	Owned
Lubbock Plant	U.S.A.	228,000	Owned

Precision Metal Components Segment

		Approximate
Manufacturing Operation	Country	Sq. Feet	Owned or Leased
Wellington Plant 1	U.S.A.	86,000	Leased
Wellington Plant 2	U.S.A.	132,000	Leased

For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 3.	Legal Proceedings

During 2012, we were named in a lawsuit from a former independent sales agent claiming amounts due with regard to sales made after termination of our relationship. We believe that the claim is not substantiated by the facts and we are defending it aggressively. While the company is unable to predict the outcome of this matter, we do not believe, based on currently available facts, that it will have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our wholly owned German subsidiary Kugelfertigung Eltmann GbmH (“Eltmann” or “Eltmann Plant”) sustained a significant weakening of its financial condition. As a result, it became technically insolvent at which point it was required to file for bankruptcy under German bankruptcy law. The filing was made in the bankruptcy court in Germany on January 20, 2011. As of this date, NN lost the ability to control or manage Eltmann as a result of the bankruptcy court trustee taking over effective control and day to day management of this subsidiary. As a result of loss of control of this subsidiary, NN deconsolidated the assets and liabilities of Eltmann on our Consolidated Financial Statements effective January 20, 2011. The ultimate impact on NN of Eltmann filing for bankruptcy will depend on the findings of the bankruptcy court. However, until such court proceedings are finalized, we will not be able to determine what liabilities and contingent obligations, if any, might remain as the responsibility of NN. (See Note 1 of Notes to Consolidated Financial Statements).

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

Our common stock is traded on The NASDAQ Stock Market LLC (“NASDAQ”) under the trading symbol “NNBR.” As of March 8, 2013, there were approximately 3,500 holders of record of our common stock and the closing per share stock price as reported by NASDAQ was $9.37.

The following table sets forth the high and low closing sales prices of the common stock, as reported by NASDAQ. We did not pay any dividends on the common stock during 2012 and 2011.

	Close Price
	High	Low
2012
First Quarter	$10.16	$5.68
Second Quarter	10.21	7.39
Third Quarter	10.80	8.11
Fourth Quarter	9.28	7.26
2011
First Quarter	$18.53	$11.81
Second Quarter	19.01	12.62
Third Quarter	16.16	5.05
Fourth Quarter	9.06	4.71

The following graph compares the cumulative total shareholder return on our common stock (consisting of stock price performance and reinvested dividends) from December 31, 2007 with the cumulative total return (assuming reinvestment of all dividends) of (i) the Value Line Machinery Index (“Machinery”) and (ii) the Standard & Poor’s 500 Stock Index, for the period December 31, 2007 through December 31, 2012. The Machinery index is an industry index comprised of 49 companies engaged in manufacturing of machinery and machine parts, a list of which is available from the Company. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices on December 31, 2007. We cannot assure you that the performance of the common stock will continue in the future with the same or similar trend depicted on the graph.

Comparison of Five-Year Cumulative Total Return*

NN, Inc., Standard & Poors 500 and Value Line Machinery Index

(Performance Results Through 12/31/12)

*	Cumulative total return assumes reinvestment of dividends.

	Cumulative Return
	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
NN, Inc.	24.77	42.84	133.71	64.91	99.09
Standard & Poors 500	63.00	79.67	91.67	93.60	108.58
Machinery	58.01	91.24	151.73	172.71	226.21

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

See Part III, Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2012 Annual Report on Form 10-K for information required by Item 201 (d) of Regulation S-K.

Item 6.	Selected Financial Data

The following selected financial data has been derived from our audited financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, including notes thereto.

	Year ended December 31,
(In Thousands, Except Per Share Data)	2012	2011	2010	2009	2008
Statement of Income Data:
Net sales	$370,084	$424,691	$365,369	$259,383	$424,837
Cost of products sold (exclusive of depreciation shown separately below)	294,859	347,622	296,422	235,466	344,685
Selling, general and administrative	31,561	30,657	30,407	27,273	36,068
Depreciation and amortization	17,643	17,016	19,195	22,186	27,981
(Gain) loss on disposal of assets	(17)	(36)	808	493	(4,138)
Impairment of goodwill	—	—	—	—	30,029
Restructuring and impairment charges, excluding goodwill impairment	967	—	2,289	4,977	12,036

Income (loss) from operations	25,071	29,432	16,248	(31,012)	(21,824)
Interest expense	3,878	4,715	6,815	6,359	5,203
Write-off of unamortized debt issuance cost	—	—	130	604	—
Other expense (income), net	852	(1,388)	(1,682)	(351)	(850)

Income (loss) before provision (benefit) for income taxes	20,341	26,105	10,985	(37,624)	(26,177)
Provision (benefit) for income taxes	(3,927)	5,168	4,569	(2,290)	(8,535)

Net income (loss)	$24,268	$20,937	$6,416	$(35,334)	$(17,642)

Basic income (loss) per share:
Net income (loss)	$1.43	$1.24	$0.39	$(2.17)	$(1.11)

Diluted income (loss) per share:
Net income (loss)	$1.42	$1.24	$0.39	$(2.17)	$(1.11)

Dividends declared	$0.00	$0.00	$0.00	$0.00	$0.24

Weighted average number of shares outstanding—Basic	17,009	16,817	16,455	16,268	15,895

Weighted average number of shares outstanding – Diluted	17,114	16,953	16,570	16,268	15,895

	As of December 31,
(In Thousands)	2012	2011	2010	2009	2008
Balance Sheet Data:
Current assets	$127,296	$124,025	$115,670	$98,283	$124,621
Current liabilities	58,758	73,041	83,587	68,489	63,355
Total assets	265,343	259,461	248,555	242,652	284,040
Long-term debt	63,715	71,629	67,643	77,558	90,172
Stockholders’ equity	128,560	99,676	78,107	76,803	109,759

During the year ended December 31, 2012, the results were impacted by a favorable tax benefit of a net $7.3 million from removing valuation allowances on deferred tax assets in the U.S. Additionally, year ended December 31, 2012, results were negatively impacted by impairments of $1.0 million and after tax foreign exchange losses of $1.1 million related to intercompany notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

Goodwill is tested for impairment on an annual basis as of October 1 and between annual tests if a triggering event occurs. The impairment procedures are performed at the reporting unit level for the one unit that still has goodwill. In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative”

assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The decision to perform a qualitative assessment or perform a complete step 1 analysis is an annual decision made by management based on several factors including budget to actual performance, economic, market and industry considerations such as automotive production rates in the geographic markets we serve and cash flow from operations.

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

Our indefinite lived intangible asset is accounted for similarly to goodwill. This asset is tested for impairment at least annually by comparing the fair value to the carrying value, using the relief from royalty rate method, and if the fair value is less than the carrying value, an impairment charge is recognized for the difference. We elected to use Step 1 testing even though a qualitative approach was available to us.

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

The calculation of tax assets, liabilities, and expenses under U.S. GAAP is largely dependent on management judgment of the current and future deductibility and utilization of taxable expenses and benefits using a more likely than not threshold. Specifically, the realization of deferred tax assets and the certainty of tax positions taken are largely dependent upon management weighting the current positive and negative evidence for recording tax benefits and expenses. Additionally, many of our positions are based on future estimates of taxable income and deductibility of tax positions. Particularly, our assertion of permanent reinvestment of foreign undistributed earnings is largely based on management’s future estimates of domestic and foreign cash flows and current strategic foreign investment plans. In the event that the actual outcome from future tax consequences differs from management estimates and assumptions or management plans and positions are amended, the resulting change to the provision for income taxes could have a material impact on the consolidated results of operations and statement of financial position. (See Notes 1 and 13 of the Notes to Consolidated Financial Statements).

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

	As a Percentage of Net Sales Year ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of product sold (exclusive of depreciation and amortization shown separately below)	79.7	81.9	81.1
Selling, general and administrative expenses	8.5	7.2	8.3
Depreciation and amortization	4.8	4.0	5.3
(Gain) loss on disposal of assets	0.0	0.0	0.2
Restructuring and impairment charges	0.3	0.0	0.6

Income from operations	6.7	6.9	4.5
Interest expense	1.0	1.1	1.9
Other (income) expense, net	0.2	(0.3)	(0.5)

Income before provision for income taxes	5.5	6.1	3.1
Provision for income taxes	(1.1)	1.2	1.3

Net income	6.6%	4.9%	1.8%

Sales Concentration

Sales to various U.S. and foreign divisions of SKF, one of the largest bearing manufacturers in the world, accounted for approximately 34% of consolidated net sales in 2012. During 2012, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 74% of our consolidated net sales. None of our other customers individually accounted for more than 10% of our consolidated net sales for 2012. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and have a corresponding negative impact on our operating profit margin due to the operational leverage these customers provide. This could lead to sales volumes not being high enough to cover our current cost structure or to provide adequate operating cash flows or cause us to incur additional restructuring and/or impairment costs. Due to a limit on the amount of excess bearing component production capacity in the markets we serve, we believe it would be difficult for any of our top ten customers to take a significant portion of our business away in the short term.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2012	2011	Change
Net sales	$370,084	$424,691	$(54,607)
Foreign exchange effects				(11,726)
Volume				(46,022)
Price				715
Mix				1,345
Material inflation pass-through				1,081
Cost of products sold (exclusive of depreciation and amortization shown separately below)	294,859	347,622	(52,763)
Foreign exchange effects				(9,357)
Volume				(31,130)
Cost reduction projects and other cost changes				(14,985)
Mix				59
Inflation				2,650
Selling, general and administrative	31,561	30,657	904
Foreign exchange effects				(639)
Increase in spending				1,543
Depreciation and amortization	17,643	17,016	627
Foreign exchange effects				(531)
Net Increase in depreciation expense				1,158
Restructuring and impairment charges	967	—	967
Interest expense	3,878	4,715	(837)
(Gain)/Loss on disposal of assets	(17)	(36)	19
Other expense (income), net	852	(1,388)	2,240

Income before provision (benefit) for income taxes	20,341	26,105	(5,764)
Provision (benefit) for income taxes	(3,927)	5,168	(9,095)

Net income	$24,268	$20,937	$3,331

Non-recurring benefits/expense. Included in the year ended December 31, 2012, net income were two items that we do not expect to recur and as such impact the overall analysis of the 2012 income statement in comparison to 2011 and future periods. The first item was net $7.3 million in favorable tax benefits from removing valuation allowances on deferred tax assets at our U.S. entities at December 31, 2012, partially offset by taxes on an international distribution. Additionally, in the year ended December 31, 2012, net income was negatively impacted by the $1.0 million impairment charge, net of tax, related to our former manufacturing facility in Kilkenny, Ireland.

Net Sales. Net sales decreased in 2012 from 2011 primarily due to volume reductions experienced at the European operating units of our Metal Bearing Components Segment and to a lesser extent at our U.S. unit of the segment, which exports into Europe, and at our Asian unit of the segment. These effects were partially offset by increased sales volume at our Precision Metal Components Segment. The reduction of sales volumes in our Metal Bearings Components Segment was due in part to macro-economic issues within the European Union, slowing Asian macro-economic growth and overall lower automotive demand in Europe. Additionally, we believe demand for our products was affected by our customers and their customers adjusting inventory levels during 2012, as our sales volume reductions were greater than the reductions in actual end market demand within the markets we serve. Finally, sales were reduced as the strengthening of the US Dollar in 2012 versus 2011 caused a lower translated value of Euro denominated sales.

Cost of Products Sold (exclusive of depreciation and amortization). The majority of the decrease was from the lower sales volumes discussed above and the related reductions in production costs at the units of the Metal Bearing Components Segment. Additionally, 2012 cost of products sold was lower in comparison to 2011, as the $6 million in start-up costs incurred during 2011 for new multi-year sales programs at our Precision Metal Components Segment did not repeat during 2012. The 2012 cost of products sold was further reduced by benefits from specific continuous improvement projects undertaken through our “Level 3” program during 2012. The “Level 3” continuous improvement activities were at historically high levels during 2012. Finally, cost of products sold was reduced as the strengthening of the US Dollar in 2012 versus 2011 caused a lower translated value of Euro denominated costs.

Selling, General and Administrative. The increase in spending in selling, general and administrative expenses was primarily due to higher incentive based compensation costs and from the addition of certain key positions at our Precision Metal Components Segment to support growth in this business.

Depreciation and Amortization. The increase was due to the carryover effects of depreciation expense generated by 2011 capital expenditures placed in service throughout 2011 and by 2012 capital expenditures placed in service during 2012.

Restructuring and impairment charges. The year ended December 31, 2012, included $1.0 of non-cash impairment charges related to the impairment of our former production facility in Kilkenny, Ireland.

Other expense ( income), net. Included in other expense (income), net, during 2012, was $1.2 million related to foreign exchange losses on inter-company loans. During 2011, inter-company loans generated foreign exchange gains of $0.9 million. The gains and losses are a function of the appreciation or depreciation of the Euro versus the U.S. Dollar. Additionally, 2012 included $0.2 million in gains realized with receipt of the final payment of a note receivable.

Provision for income taxes. The main cause of the year ended December 31, 2012 tax benefit was the net $7.3 million tax benefit posted in the fourth quarter of 2012 related to the removal of valuation allowances on the deferred tax assets of our U.S. units at December 31, 2012, partially offset by taxes related to an international distribution. This net benefit plus lower pre-tax income during 2012, related to lower sales volumes discussed above, account for the variance in tax expense from 2011 to 2012. (See Note 13 of the Notes to Consolidated Financial Statements).

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

	Year ended December 31,
(In Thousands of Dollars)	2012	2011	Change
Net sales	$252,241	$308,883	$(56,642)
Foreign exchange effects				(11,726)
Volume				(47,107)
Price				175
Mix				1,006
Material inflation pass-through				1,010
Segment net income	$20,980	$30,360	$(9,380)

The decrease in sales during 2012 was driven mainly by volume reductions at our European units of this segment and to a lesser extent at the U.S. unit due to lower exports into Europe and at our Asian unit. The reductions were due to European macro-economic issues, slowing Asian macro-economic growth, much lower automotive demand in Europe and, we believe, overall reductions of inventory levels in the supply chains we serve. Additionally, sales were reduced as the strengthening of the US Dollar caused a lower translated value of Euro denominated sales. Partially offsetting the reductions were increased sales from targeted price increases, favorable product mix and material inflation pass-through. The favorable mix occurred as a portion of the reduction in sales volumes experienced were in lower priced products.

The segment net income in 2012 was negatively impacted by lost profits from lower sales volumes and related production inefficiencies from lower production levels. These reductions were driven by much lower demand for our products at our European operating units of this segment, at the U.S. unit that exports into Europe and at our Asian unit, as discussed above. Partially offsetting the volume effects were benefits from specific continuous improvement projects undertaken through our “Level 3” program in 2012 and from good overall cost control at our European units during this very difficult operating environment. Additionally, targeted price increases and favorable sales mix helped offset some of negative sales volume effects.

PRECISION METAL COMPONENTS SEGMENT

	Year ended December 31,
(In Thousands of Dollars)	2012	2011	Change
Net sales	$76,746	$72,272	$4,474
Volume				4,078
Price/Mix				396
Segment net income (loss)	$8,040	$(3,143)	$11,183

The majority of the increase in sales at this segment was due to fulfilling sales orders, at the full year run rate, for a new sales program to a new customer started in 2011. This new sales program had not reached the full year run rate during 2011.

The segment improved from a net loss to a net income due to profits from increased sales volumes and from the elimination of start-up costs on the new multi-year sales programs incurred during 2011. During 2011, this segment incurred $6 million of operational inefficiencies and additional costs related to ramping up production for new large multi-year sales programs which did not repeat during 2012. Beyond eliminating the start-up costs, this segment has improved operationally by reducing scrap, labor, and expediting costs. Finally, 2012 net income included $1.8 million of net tax benefits related to the reversal of valuation allowances on segment deferred tax assets.

PLASTIC AND RUBBER COMPONENTS SEGMENT

	Year ended December 31,
(In Thousands of Dollars)	2012	2011	Change
Net sales	$41,097	$43,536	$(2,439)
Volume				(2,993)
Price/Mix				554
Segment net income	$2,961	$1,919	$1,042

Lower sales volumes were due to expirations of sales programs with certain customers. 2012 segment net income was impacted by $2.2 million of net tax benefits related to the reversal of valuation allowances on segment deferred tax assets. Excluding the tax benefit, net income was actually down $1.2 million due to the lower sales volumes partially offset by price increases and favorable sales mix.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2011	2010	Change
Net sales	$424,691	$365,369	$59,322
Foreign exchange effects				11,066
Volume				34,886
Price				5,376
Mix				(4,157)
Material inflation pass-through				12,151
Cost of products sold (exclusive of depreciation and amortization shown separately below)	347,622	296,422	51,200
Foreign exchange effects				8,714
Volume				24,023
Cost reduction projects				(9,331)
Mix				1,121
Inflation				14,908
New sales program start-up costs and other specific costs				11,765
Selling, general and administrative	30,657	30,407	250
Foreign exchange effects				562
Increase in spending				935
Severance costs incurred during 2010				(1,247)
Depreciation and amortization	17,016	19,195	(2,179)
Foreign exchange effects				436
Accelerated depreciation incurred during 2010				(1,000)
Elimination of depreciation expense on fully depreciated assets, net of new assets placed in Service				(1,615)
Restructuring and impairment charges	—	2,289	(2,289)
Interest expense	4,715	6,815	(2,100)
(Gain)/Loss on disposal of assets	(36)	808	(844)
Write off of unamortized debt issue cost	—	130	(130)
Other income, net	(1,388)	(1,682)	294

Income before provision for income taxes	26,105	10,985	15,120
Provision for income taxes	5,168	4,569	599

Net income	$20,937	$6,416	$14,521

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

Cost of Products Sold (exclusive of depreciation and amortization). A large portion of the increase was due to the same sales volume increases discussed above. Cost of products sold was impacted more so by inflation on material, labor and manufacturing supplies in 2011 than in 2010 due to increased global demand. Additionally, cost of products sold increased from the appreciation in value of Euro denominated costs. Cost of products sold increased $5.0 million due to additional production inefficiencies and incurred costs, over those levels experienced in 2010, from starting up production on new multi-year sales programs at our Precision Metal Components Segment (discussed below).

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

Interest expense. Interest expense was lower primarily due to decreases in the interest rate spread charged on our LIBOR credit facility and our fixed rate notes partially offset by higher overall debt levels during 2011. These savings were achieved under the new credit agreements entered into on December 21, 2010 and September 30, 2011.

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

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

	Year ended December 31,
(In Thousands of Dollars)	2011	2010	Change
Net sales	$308,883	$271,339	$37,544
Foreign exchange effects				11,066
Volume				16,664
Price				3,451
Mix				(4,156)
Material inflation pass-through				10,519
Segment net income	$30,360	$24,910	$5,450

The sales volume increase in our Metal Bearings Components Segment has been in our U.S. and Asian based businesses. Sales volumes were more robust in the first half of 2011 with the second half witnessing sales reductions due to softening demand in Europe during the last six months of 2011. Additionally, sales increased due to the appreciation in value of Euro denominated sales.

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

PRECISION METAL COMPONENTS SEGMENT

	Year ended December 31,
(In Thousands of Dollars)	2011	2010	Change
Net sales	$72,272	$54,913	$17,359
Volume				15,671
Price/Mix				1,310
Material inflation pass-through				378
Segment net loss	$(3,143)	$(8,922)	$5,779

The majority of the increase in sales at this segment was due to the addition of new multi-year sales programs with four new customers in 2011. Partially offsetting the volume increases from the new sales programs was volume lost due to ceasing operations at the Tempe Plant during the third quarter of 2010. The price/mix increases were related to targeted price increases and favorable sales mix of certain higher priced products.

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

PLASTIC AND RUBBER COMPONENTS SEGMENT

	Year ended December 31,
(In Thousands of Dollars)	2011	2010	Change
Net sales	$43,536	$39,117	$4,419
Volume				2,550
Price/Mix				615
Material inflation pass-thru				1,254
Segment net income	$1,919	$2,504	$(585)

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

Changes in Financial Condition from December 31, 2011 to December 31, 2012.

From December 31, 2011 to December 31, 2012, our total assets increased $5.9 million and our current assets increased $3.3 million. The appreciation in the value of Euro denominated account balances and Chinese Yuan denominated account balances, relative to the U.S. Dollar, caused total assets and current assets to increase approximately $2.5 million and $1.3 million, respectively, from December 31, 2011.

Excluding the foreign exchange effects, accounts receivable decreased by $15.4 million due primarily to the 20% decrease in sales volume in December and November of 2012 from sales levels in December and November of 2011. Additionally, the days sales outstanding have decreased 2.2 days as of December 31, 2012 due to timing of certain customer receipts and improved collection efforts in our Precision Metal Components Segment.

Excluding the foreign exchange effects, inventories decreased by $0.2 million from December 31, 2011, primarily due to reducing raw materials in line with production partially offset by increasing finished goods for customer service. The increased levels of finished goods were planned to better facilitate customer service when seasonal demand increases in the first and second quarter of 2013.

Excluding the foreign exchange effects, property, plant and equipment decreased $2.3 million as year to date capital spending was $0.6 million lower than depreciation, the net book value of our former Kilkenny Plant was impaired by $1.0 million, and we sold assets with a net book value of $0.3 million.

From December 31, 2011 to December 31, 2012, our total liabilities decreased $23.0 million. The appreciation in the value of Euro and Chinese Yuan denominated account balances, relative to the U.S. Dollar, caused total liabilities to increase approximately $0.7 million from December 31, 2011. Accounts payable decreased $11.6 million due the reduction in sales and production volumes experienced during the fourth quarter of 2012 versus the fourth quarter of 2011. Additionally, total liabilities decreased as we were able to pay down $8.6 million in debt from current year cash flows.

Working capital, which consists principally of cash, accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $68.5 million at December 31, 2012 as compared to $51.0 million at December 31, 2011. The ratio of current assets to current liabilities increased from 1.70:1 at December 31, 2011 to 2.17:1 at December 31, 2012. The increase in working capital was due primarily to movements in accounts payable discussed above and increases in the cash balance from current year cash flows. These increases were partially offset by a reduction in accounts receivable, as discussed above.

Cash flow provided by operations was $37.4 million for 2012 compared with $15.0 million for 2011. The favorable variance in cash flow provided by operations was principally due to increasing net working capital at a much lower rate in 2012 versus in 2011 from the lower sales and production volumes experienced in Q4 2012 versus Q4 2011.

Cash used by investing activities was $14.8 million in 2012 compared with cash used by investing activities of $21.1 million in 2011. The decrease was primarily due to $3.2 million in lower spending on acquisitions of property plant and equipment in 2012 as planned and receipt of $1.9 million for the pay-off of a note receivable in 2012.

Cash used by financing activities was $9.6 million for 2012 compared with cash provided by financing activities of $6.6 million in 2011. The decrease was primarily due to the net repayment of short-term and long-term debt in 2012 versus net borrowings of short-term and long-term debt in 2011. The net repayment of debt in 2012 was driven by the additional $22.4 million of cash provided by operations in 2012 over 2011, as discussed above.

Liquidity and Capital Resources

Amounts outstanding under our $100 million credit facility and our fixed rate notes as of December 31, 2012 were $38.1 million (including $0.1 million under our swing line of credit) and $31.4 million, respectively. As of December 31, 2012, we can borrow up to an additional $61.2 million under the $100 million credit facility, including $9.9 million under our swing line of credit, subject to limitations based on existing financial covenants. The $61.2 million of availability is net of $0.7 million of outstanding letters of credit at December 31, 2012 which are considered as usage of the facility.

We were in compliance with all covenants related to the $100 million credit facility and the fixed rate notes agreements as of December 31, 2012.

The table below summarizes the financial covenants of the two credit agreements as of December 31, 2012:

Financial Covenants	Required Covenant Level	Actual Level Achieved
Interest coverage ratio	Not to be less than 3.00 to 1.00 as of the last day of any fiscal quarter	8.21 to 1.00
Fixed charge coverage	Not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter	1.32 to 1.00
Leverage ratio	Not to exceed 2.75 to 1.00 for the most recently completed four fiscal quarters	1.72 to 1.00
Capital expenditures	Not to invest more than $25,524 during the fiscal year 2012	$17,089

On October 26, 2012, we amended our $100 million revolving credit facility agented by KeyBank and our fixed rate notes with Prudential Capital in order to take advantage of lower interest rates, to extend the maturity of the revolving credit facility to October 26, 2017, and to remove certain restrictions on acquisitions, payments of dividends and stock repurchases. The amended interest rates on our revolving credit facility are LIBOR plus an applicable margin of 1.25% to 2.25% (depending on the level of debt to earnings before taxes, interest and depreciation (“EBITDA”)). Prior to the October 26, 2012 amendment, the $100 million revolving credit facility interest rates were LIBOR plus a margin of 2.50% to 3.50% (depending on the level of debt to EBITDA). The interest rate on our $40 million aggregate fixed rate notes, of which $11,429 was outstanding as of December 31, 2012, was reduced from 5.39% to 4.89%. The amended agreements allow us to undertake acquisitions, pay dividends, and repurchase stock provided we are in compliance with specified covenants. Additionally, the minimum fixed charge coverage ratio will remain at “not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter” for the full terms of the amended agreements.

On December 20, 2011, we borrowed an additional $20 million in seven-year fixed rate notes from Prudential Capital at a rate of 4.64% (all of which was outstanding as of December 31, 2012). These notes, which mature on December 20, 2018, are interest-only for the first two years followed by five equal annual principal payments. The proceeds were used to repay existing revolving credit bank debt and to fund growth capital projects. Prudential Capital also agreed to reduce the rate on our existing $17.1 million of fixed rate notes due in 2014 from 6.50% to 5.39%.

Our arrangements with our domestic customers typically provide that payments are due within 30 to 60 days following the date of our shipment of goods, while arrangements with foreign customers of our domestic business (other than foreign customers that have entered into an inventory management program with us) generally provide that payments are due within 60 to 120 days following the date of shipment to allow for additional transit time and customs clearance. Under the Metal Bearing Components Segment’s inventory management program with certain customers, payments typically are due within 30 days after the customer uses the product. Our arrangements with European customers regarding due dates vary from 30 to 90 days following date of sale for European based customers and 60 to 120 days from customers outside of Europe to allow for additional transit time and customs clearance. Our sales and receivables can be influenced by seasonality due to our relative percentage of European business coupled with many foreign customers slowing production during the month of August. For information concerning our quarterly results of operations for the years ended December 31, 2012 and 2011, see Note 16 of the Notes to Consolidated Financial Statements.

We invoice and receive payment from many of our customers in Euro as well as other currencies. Additionally, we are party to various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. Dollar. In 2012, the fluctuation of the Euro against the U.S. Dollar negatively impacted sales and net income. As a result of these sales, loans, payables and receivables, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of December 31, 2012, no currency hedges were in place. In addition, a strengthening of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have made planned capital expenditures totaling $17.1 million during the year ended December 31, 2012. During 2013, we expect to spend approximately $17 million on capital expenditures, the majority of which relate to new or expanded business. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our capital expenditures and working capital needs through December 2013. We base this assertion on our current availability for borrowing of up to $61.2 million and our forecasted positive cash flow from operations for the year ending December 31, 2013.

The table below sets forth our contractual obligations and commercial commitments as of December 31, 2012 (in thousands):

Certain Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt including current portion	$69,516	$5,801	$13,715	$46,000	$4,000
Expected interest payments	7,386	1,956	3,098	2,149	183
Operating leases	8,101	2,152	3,542	2,092	315
Capital leases	7,250	479	958	958	4,855

Total contractual cash obligations	$92,253	$10,388	$21,313	$51,199	$9,353

There are $6.9 million of long-term post-employment benefits, the payment of which depends on various factors including at which point employees leave the Company. Based on the best available information, we believe the vast majority of these payments will be made after 5 years.

We have approximately $1.8 million in unrecognized tax benefits and related penalties and interest accrued within the liabilities section of our balance sheet. We are unsure when or if at all these amounts might be paid to U.S. and/or foreign taxing authorities. Accordingly, these amounts have been excluded from the table above. (See Note 13 of the Notes to Consolidated Financial Statements).

Due to the impacts of the global economic recession and the resulting reduction in revenue and operating losses, our wholly owned German subsidiary Kugelfertigung Eltmann GbmH (“Eltmann” or “Eltmann Plant”) sustained a significant weakening of its financial condition. As a result, it became technically insolvent at which point it was required to file for bankruptcy under German bankruptcy law. The filing was made in the bankruptcy court in Germany on January 20, 2011. As of this date, NN lost the ability to control or manage Eltmann as a result of the bankruptcy court trustee taking over effective control and day to day management of this subsidiary. As a result of loss of control of this subsidiary, NN deconsolidated the assets and liabilities of Eltmann from our Consolidated Financial Statements effective January 20, 2011(See Note 1 of Notes to Consolidated Financial Statements). The ultimate impact on NN of Eltmann filing for bankruptcy will depend on the findings of the bankruptcy court. However, until such court proceedings are finalized, we will not be able to determine what liabilities and contingent obligations, if any, might remain as the responsibility of NN. Under advice from legal counsel, NN does not expect any further significant impacts on our consolidated financial statements as a result of the liquidation of this subsidiary.

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

Seasonality and Fluctuation in Quarterly Results

Our net sales historically have been seasonal in nature, due to a significant portion of our sales being to European customers that significantly slow production during the month of August. For information concerning our quarterly results of operations for the years ended December 31, 2012 and 2011. (See Note 16 of the Notes to Consolidated Financial Statements).

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

We are exposed to changes in financial market conditions in the normal course of our business due to our outstanding debt balances as well as from transacting in various foreign currencies. To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At December 31, 2012, we had $31.4 million of fixed rate notes outstanding and $38.1 million outstanding under the variable rate revolving credit facilities. At December 31, 2012, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.4 million. The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our Metal Bearing Component Segment invoices and receives payment in currencies other than the U.S. Dollar including the Euro. Additionally, we participate in various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. Dollar. In 2012, the fluctuation of the Euro against the U.S. Dollar negatively impacted revenue and net income but increased assets and liabilities. To help reduce exposure to foreign currency fluctuation, we have incurred debt in Euros in the past and have, from time to time, used foreign currency hedges to hedge currency exposures when these exposures meet certain discretionary levels. We did not use any currency hedges in 2012, nor did we hold a position in any foreign currency hedging instruments as of December 31, 2012.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NN, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss) and comprehensive income (loss), of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of NN, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 15, 2013

NN, Inc.

Consolidated Balance Sheets

December 31, 2012 and 2011

(In thousands, except per share data)

	2012	2011
Assets
Current assets:
Cash	$18,990	$4,536
Accounts receivable, net	51,628	66,707
Inventories	46,150	46,023
Income tax receivable	2,112	949
Current deferred tax assets	2,104	—
Other current assets	6,312	5,810

Total current assets	127,296	124,025
Property, plant and equipment, net	119,687	120,528
Goodwill, net	8,254	8,039
Intangible assets, net	900	900
Non-current deferred tax assets	6,065	1,062
Other non-current assets	3,141	4,907

Total assets	$265,343	$259,461

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,000	$48,217
Accrued salaries, wages and benefits	10,174	11,697
Income taxes payable	543	1,858
Current maturities of long-term debt	5,801	6,503
Current portion of obligation under capital lease	479	472
Other current liabilities	4,761	4,294

Total current liabilities	58,758	73,041
Non-current deferred tax liabilities	3,850	3,810
Long-term debt, net of current portion	63,715	71,629
Accrued post-employment benefits	6,930	7,705
Obligation under capital lease, net of current portion	3,530	3,600

Total liabilities	136,783	159,785

Commitments and Contingencies (Note 15)
Stockholders’ equity:
Common stock—$0.01 par value, authorized 45,000 shares, issued and outstanding 17,044 in 2012 and 16,949 in 2011.	170	169
Additional paid-in capital	56,880	55,071
Retained earnings	51,880	27,612
Accumulated other comprehensive income	19,630	16,824

Total stockholders’ equity	128,560	99,676

Total liabilities and stockholders’ equity	$265,343	$259,461

See accompanying notes to consolidated financial statements

NN, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2012, 2011 and 2010

(In thousands, except per share data)

	2012	2011	2010
Net sales	$370,084	$424,691	$365,369
Cost of products sold (exclusive of depreciation and amortization shown separately below)	294,859	347,622	296,422
Selling, general and administrative	31,561	30,657	30,407
Depreciation and amortization	17,643	17,016	19,195
(Gain) loss on disposal of assets	(17)	(36)	808
Restructuring and impairment charges	967	—	2,289

Income from operations	25,071	29,432	16,248
Interest expense	3,878	4,715	6,815
Write-off of unamortized debt issuance cost	—	—	130
Other expense (income), net	852	(1,388)	(1,682)

Income before provision (benefit) for income taxes	20,341	26,105	10,985
Provision (benefit) for income taxes	(3,927)	5,168	4,569

Net income	$24,268	$20,937	$6,416

Other comprehensive income (loss):
Actuarial loss recognized in change of projected benefit obligation (net of tax of $0, $0 and $0, respectively)	—	—	(392)
Foreign currency translation gain (loss)	2,806	(2,578)	(6,726)

Comprehensive income (loss)	$27,074	$18,359	$(702)

Basic income per share:
Net income	$1.43	$1.24	$0.39

Weighted average shares outstanding	17,009	16,817	16,455

Diluted income per share:
Net income	$1.42	$1.24	$0.39

Weighted average shares outstanding	17,114	16,953	16,570

See accompanying notes to consolidated financial statements

NN, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2012, 2011 and 2010

(In thousands)

	Common Stock		Additional paid in capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Number of Shares	Par Value
Balance, December 31, 2009	16,268	$163	$49,861	$259	$26,520	$76,803
Net income	—	—	—	6,416	—	6,416
Stock option expense	—	—	152	—	—	152
Shares issued for options	103	1	752	—	—	753
Actuarial loss recognized in change of projected benefit obligation (net of tax $0)	—	—	—	—	(392)	(392)
Stock compensation expense	249	3	1,098	—	—	1,101
Foreign currency translation loss	—	—	—	—	(6,726)	(6,726)

Balance, December 31, 2010	16,620	$167	$51,863	$6,675	$19,402	$78,107
Net income	—	—	—	20,937	—	20,937
Stock option expense	—	—	480	—	—	480
Shares issued for options	254	2	2,380	—	—	2,382
Restricted stock compensation expense	75	—	348	—	—	348
Foreign currency translation loss	—	—	—	—	(2,578)	(2,578)

Balance, December 31, 2011	16,949	$169	$55,071	$27,612	$16,824	$99,676
Net income	—	—	—	24,268	—	24,268
Stock option expense	—	—	1,093	—	—	1,093
Shares issued for options	17	—	22	—	—	22
Restricted stock compensation expense	78	1	694	—	—	695
Foreign currency translation gain	—	—	—	—	2,806	2,806

Balance, December 31, 2012	17,044	$170	$56,880	$51,880	$19,630	$128,560

See accompanying notes to consolidated financial statements

NN, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$24,268	$20,937	$6,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,643	17,016	19,195
Amortization of debt issue costs	824	809	1,415
(Gain) loss on disposals of property, plant and equipment	(17)	(36)	808
Allowance for doubtful accounts	98	140	97
Compensation expense from issuance of restricted stock and incentive stock options	1,788	828	1,253
Deferred income tax expense (benefit)	(7,067)	(968)	418
Capitalized interest and non-cash interest	(173)	(210)	—
Non-cash restructuring and impairment charges	967	—	308
Write-off of unamortized debt issue costs	—	—	130
Changes in operating assets and liabilities:
Accounts receivable	15,330	(7,539)	(15,459)
Inventories	238	(7,079)	(10,253)
Income tax receivable	(1,163)	(419)	2,393
Other current assets	(405)	(1,658)	740
Other non-current assets	(21)	7	(1,403)
Accounts payable	(11,630)	(4,790)	19,165
Other liabilities	(3,322)	(2,083)	2,637

Net cash provided by operating activities	37,358	14,955	27,860

Cash flows from investing activities:
Acquisition of property, plant and equipment	(17,089)	(20,329)	(15,249)
Proceeds from disposals of property, plant and equipment	366	255	79
Cash lost in deconsolidation of Eltmann	—	(979)	—
Proceeds received from long-term note receivable	1,945	—	711

Net cash used by investing activities	(14,778)	(21,053)	(14,459)

Cash flows from financing activities:
Debt issue costs paid	(862)	(453)	(1,395)
Proceeds from long-term debt, net	—	20,000	—
Repayment of long-term debt, net	(7,914)	(16,014)	(9,914)
Proceeds (repayment) of short-term debt, net	(701)	789	(3,691)
Proceeds from issuance of stock and exercise of stock options	22	2,382	753
Principal payments on capital lease	(119)	(66)	(57)

Net cash provided by (used by) financing activities	(9,574)	6,638	(14,304)

Effect of exchange rate changes on cash flows	1,448	(1,560)	(2,285)
Net change in cash and cash equivalents	14,454	(1,020)	(3,188)
Cash and cash equivalents at beginning of year	4,536	5,556	8,744

Cash and cash equivalents at end of year	$18,990	$4,536	$5,556

Supplemental schedule of non-cash investing and financing activities:
Compensation expense for stock awards, ($695 in 2012, $348 in 2011, and $1,101 in 2010) and stock option expense ($1,093 in 2012, $480 in 2011, and $152 in 2010) included in stockholders’ equity	$1,788	$828	$1,253
Acquired land and building through a 20 year capital lease not included in investing activities above	$—	$1,948	$—
Sale of $2,230 in property, plant and equipment for a note receivable with an aggregate carrying value of $1,562 in 2010.	$—	$—	$668

Certain amounts were deconsolidated from the Balance Sheet of NN due to the bankruptcy of a subsidiary on January 20, 2011 and are not reflected in the 2011 cash flow statement above (See Note 1 of Notes to Consolidated Financial Statements)

Cash paid for interest and income taxes was as follows:
Interest	$3,130	$3,869	$4,825
Income taxes	$5,882	$6,516	$1,419
Income tax refunds received from taxing authorities	$757	$149	$2,393

See accompanying notes to consolidated financial statements

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

Property, plant and equipment are stated at cost less accumulated depreciation. Assets to be disposed of are stated at lower of depreciated cost or fair market value less estimated selling costs. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When a property item is retired, its cost and related accumulated depreciation are removed from the property accounts and any gain or loss is recorded in the statements of comprehensive income (loss). We review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Property, plant and equipment includes tools, molds and dies principally used in our Plastic and Rubber Components and Precision Metal Components Segments that are our property.

Depreciation is provided on the straight-line method over the estimated useful lives of the depreciable assets for financial reporting purposes. For leasehold improvements and buildings under capital lease, we depreciate these over the shorter of useful lives or the lease term. In the event we abandon and cease to use certain property, plant, and equipment, depreciation estimates are revised and, in most cases, depreciation expense will be accelerated to reflect the shortened useful life of the asset.

e)	Revenue Recognition

We recognize revenues based on the stated shipping terms with customers when these terms are satisfied and the risks of ownership are transferred to the customers. We have an inventory management program for certain Metal Bearing Components Segment customers whereby revenue is recognized when products are used by customers from consigned stock, rather than at the time of shipment. Under both circumstances, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sellers’ price is fixed and determinable and collectability is reasonably assured.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

During the year ended December 31, 2012, we reversed the full valuation allowances against the net deferred tax assets of all of our U.S. operations. This decision was based on the much improved financial performance of our U.S. based units in 2012 and the resulting utilization of a significant portion of our U.S. net operating losses during 2012. The Consolidated Financial Statements for the years ended December 31, 2011 and 2010, reflected full valuation allowances against the net deferred tax assets of all our U.S. operations. Based upon the negative financial performance for our combined U.S. locations during the years ended December 31, 2009 and 2010, we determined that there was a likelihood at that time these locations would be unable to generate sufficient profits in the near future to allow realization of existing deferred tax assets.

We recognize income tax positions that meet the more likely than not threshold and accrue interest and potential penalties related to unrecognized income tax positions which are recorded as a component of the income tax provision.

h)	Net Income Per Common Share

Basic income per share reflects reported earnings divided by the weighted average number of common shares outstanding. Diluted income per share include the effect of dilutive stock options, unvested restricted stock (if any) and the respective tax benefits, unless inclusion would not be dilutive.

i)	Share Based Compensation

The cost of stock options and stock awards are expensed as compensation expense over the vesting periods based on the fair value at the grant date. (See Note 9 of the Notes to the Consolidated Financial Statements) We use the Black Scholes financial pricing model to determine the fair value of our stock options as our options are not traded in open markets.

We account for stock awards by recognizing compensation expense ratably over the vesting period as specified in the award. Compensation expense to be recognized is based on the stock price at date of grant.

j)	Principles of Consolidation

Our consolidated financial statements include the accounts of NN, Inc. and its subsidiaries. All of our subsidiaries are 100% owned and all are included in the consolidated financial statements for the years end December 31, 2012, 2011, and 2010 with the exception of our German subsidiary, as discussed below. All significant inter-company profits, transactions, and balances have been eliminated in consolidation.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

Assets and liabilities of our foreign subsidiaries are translated at current exchange rates, while revenue, costs and expenses are translated at average rates prevailing during each reporting period. Translation adjustments arising from the translation of foreign subsidiary financial statements are reported as a component of other comprehensive income (loss) and accumulated other comprehensive income within stockholders’ equity. In addition, transactions denominated in foreign currencies, including intercompany transactions, are initially recorded at the current exchange rate at the date of the transaction. The balances are adjusted to the current exchange rate as of each balance sheet date and as of the date when the transaction is consummated. Transaction gains or losses, excluding intercompany loan transactions, are expensed in either cost of products sold or selling, general and administrative lines in the Consolidated Statements of Comprehensive Income (Loss) as incurred and were immaterial to the years ended December 31, 2012, 2011 and 2010. Transaction gains or losses on intercompany loan transactions are recognized in the other income, net line in the Consolidated Statements of Comprehensive Income (Loss) as incurred.

l)	Goodwill and Other Indefinite Lived Intangible Assets

We recognize the excess of the purchase price of an acquired entity over the fair value of the net identifiable assets as goodwill. Goodwill is tested for impairment on an annual basis as of October 1 and between annual tests if a triggering event occurs. The impairment procedures are performed at the reporting unit level for the one reporting unit that still has goodwill. In September 2011, the FASB issued a revised accounting standard, intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands, except per share data)

option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We adopted this standard in the fourth quarter of 2011 concurrent with our annual impairment test. In assessing the qualitative factors, we consider the impact of the following key factors and their effect on the reporting unit, budget to actual performance, economic, market and industry considerations such as automotive production rates in the geographic markets we serve, earnings multiples and cash flow from operations. For the year ended December 31, 2011, based on the qualitative assessment considering prior year results and current operating performance we determined it was more likely than not that the fair value of the reporting unit exceeded the carrying value of the reporting unit. For the year ended, December 31, 2012, we determined it was more appropriate to perform a full step 1 goodwill test, as discussed below. This decision was based on the current economic conditions in Europe and length of time since last step 1 test. The decision to perform a qualitative assessment or a complete step 1 analysis is an annual decision made by management based on several factors including those key factors considered in the qualitative assessment discussed above. Based on the result of the step 1 analysis fair value of the reporting unit exceeded the carrying value of the reporting unit at December 31, 2012.

If the qualitative assessment indicates it is more likely than not that the fair value is less than the carrying value, U.S. GAAP prescribes a two-step process for testing for goodwill impairments. The first step is to determine if the carrying value of the reporting unit with goodwill is less than the related fair value of the reporting unit. The fair value of the reporting unit is determined through use of discounted cash flow methods and market based multiples of earning and sales methods obtained from a grouping of comparable publicly trading companies. We believe this methodology of valuation is consistent with how market participants would value reporting units. The discount rate and market based multiples used are specifically developed for the units tested regarding the level of risk and end markets served. Even though we do use other observable inputs (Level 2 inputs) the calculation of fair value for goodwill would be most consistent with Level 3 inputs.

If the carrying value of the reporting unit including goodwill is less than fair value of the reporting unit, the goodwill is not considered impaired. If the carrying value is greater than fair value then the potential for impairment of goodwill exists. The potential impairment is determined by allocating the fair value of the reporting unit among the assets and liabilities based on a purchase price allocation methodology as if the reporting unit was acquired in a business combination. The fair value of the goodwill is implied from this allocation and compared to the carrying value with an impairment loss recognized if the carrying value is greater than the implied fair value.

We base our fair value estimates, in large part, on management business plans and projected financial information which are subject to a high degree of management judgment and complexity. Actual results may differ from these projections and the differences may be material.

Our indefinite lived intangible asset is accounted for similarly to goodwill. This asset is tested for impairment at least annually by comparing the fair value to the carrying value, using the relief from royalty rate method, and if the fair value is less than the carrying value, an impairment charge is recognized for the difference. We elected to use Step 1 testing even though a qualitative approach was available to us.

m)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived tangible and intangible assets subject to amortization are tested for recoverability when changes in circumstances indicate the carrying value of these assets may not be recoverable. A test for recoverability is also performed when management has committed to a plan to dispose of a reporting unit or asset group. Assets to be held and used are tested for recoverability when indications of impairment are evident. Recoverability of a long-lived tangible and intangible asset is evaluated by comparing its carrying value to the future estimated undiscounted cash flows expected to be generated by the asset or asset group. If the asset is not recoverable the asset is considered impaired and adjusted to fair value which is then depreciated/amortized over its remaining useful live. Assets to be disposed of are carried at the lesser of carrying value or fair value less costs of disposal. (See Note 2 of the Notes to Consolidated Financial Statements).

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

In July 2012, the FASB issued amended accounting guidance allowing companies to first assess qualitative factors to determine whether it is more-likely-than-not an indefinite-lived intangible asset is impaired. If the conclusion is more-likely-than-not the indefinite-lived intangible asset is not impaired, then further action is not required. However, if the conclusion is otherwise, a quantitative impairment test described in ASC Topic 350 is required. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

2)	Restructuring and Impairment Charges

Restructuring Activity

There were no restructuring charges incurred during the years ended December 31, 2012 and December 31, 2011.

During the first quarter of 2010, we announced the closure of the Tempe Plant. We ceased operations at this location on August 31, 2010. This closure impacted approximately 130 employees. Current economic conditions coupled with the long-term manufacturing strategy for our Whirlaway business necessitated a consolidation of our manufacturing resources into existing facilities in Ohio. We incurred cash charges of approximately $1,518 in severance costs during 2010. The severance costs were recognized pro-rata over the period from the announcement date until the employees’ termination date as continued employment was a requirement to receive severance payments. Additionally, during the year ended December 31, 2010, we incurred $506 of site closure and other associated costs. These restructuring costs were recorded in the Restructuring and Impairment Charges line as a component of income from operations. In the first quarter of 2010, we incurred $1,000 of accelerated depreciation related to certain fixed assets that were expected to be abandoned due to ceasing operations at the Tempe Plant. The majority of the fixed assets and inventory that ceased to be used were sold on August 31, 2010. The accelerated depreciation was reported in the depreciation and amortization expense line as a component of income from operations.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands, except per share data)

Impairments of Goodwill and Other Long-Lived Tangible and Intangible Assets

For the year ended December 31, 2012, we recorded $967 of non-cash charges related to the further impairment of our former production facility in Kilkenny, Ireland. Based on updated market based information related to commercial property valuation in Ireland, management determined the market value of the building was less than book value and the book value was adjusted accordingly. This impairment charge was reported in the Restructuring and Impairment Charges line as a component of income from operations in 2012.

For the year ended December 31, 2010, we recorded $308 of non-cash charges related to the impairment of production machinery at the Eltmann Plant as this subsidiary was legally required to file for bankruptcy in January 2011. This impairment charge was reported in the Restructuring and Impairment Charges line as a component of income from operations in 2010. (See Notes 1 and 15 of the Notes to Consolidated Financial Statements).

3)	Accounts Receivable and Sales Concentrations

	December 31,
	2012	2011
Trade	$51,939	$67,145
Less—allowance for doubtful accounts	311	438

Accounts receivable, net	$51,628	$66,707

Activity in the allowance for doubtful accounts is as follows:

Description	Balance at Beginning of Year	Additions	Write- offs	Currency Impacts	Balance at End of Year
December 31, 2012
Allowance for doubtful accounts	$438	$98	$(224)	$(1)	$311

December 31, 2011
Allowance for doubtful accounts	$478	$140	$(178)	$(2)	$438

December 31, 2010
Allowance for doubtful accounts	$473	$97	$(81)	$(11)	$478

For the years ended December 31, 2012, 2011 and 2010, sales to SKF amounted to $124,349, $159,668, and $139,242, respectively, or 34%, 38%, and 38% of consolidated revenues, respectively. None of our other customers accounted for more than 10% of our net sales in 2012, 2011 or 2010. SKF was the only customer with accounts receivable concentration in excess of 10% in 2012. SKF and SNR Roulements (“SNR”) were the only customers with accounts receivable concentrations in excess of 10% in 2011. The outstanding balance as of December 31, 2012 and 2011 for SKF was $15,433 and $22,572, respectively. The outstanding balance as of December 31, 2011 for SNR was $6,796. All revenues and receivables related to SKF are in the Metal Bearing Components and Plastic and Rubber Components Segments. All revenues and receivables related to SNR are in the Metal Bearing Components Segment.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands, except per share data)

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

5)	Inventories

	December 31,
	2012	2011
Raw materials	$13,013	$13,855
Work in process	8,561	8,425
Finished goods	24,576	23,743

Inventories	$46,150	$46,023

Inventory on consignment at customers’ sites at December 31, 2012 and 2011 was approximately $2,644 and $4,156, respectively.

The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations. Any costs from abnormal excess capacity or under-utilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

6)	Property, Plant and Equipment

	Estimated	December 31,
	Useful Life	2012	2011
Land owned		$5,937	$5,851
Land under capital lease		1,396	1,378
Buildings and improvements owned	15-40 years	43,751	42,634
Buildings under capital lease	20 years	3,082	3,039
Machinery and equipment	3-12 years	244,138	237,051
Construction in process		20,283	8,434

		318,587	298,387
Less—accumulated depreciation		198,900	177,859

Property, plant and equipment, net		$119,687	$120,528

For the years ended December 31, 2012, 2011, and 2010, depreciation expense was $17,601, 16,996 and 18,627, respectively.

During the first quarter of 2011, we reduced machinery and equipment by $11,102 and accumulated depreciation by $9,759 for a net reduction in property, plant and equipment of $1,343 related to the Eltmann Plant deconsolidation. (See Note 1 of the Notes to Consolidated Financial Statements).

During the fourth quarter of 2011, property, plant and equipment increased for the addition of land and building totaling $1,948 acquired through a 20 year capital lease obligation at our Kunshan Plant effective October 1, 2011. (See Note 7 of the Notes to Consolidated Financial Statements).

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands, except per share data)

7)	Debt

Long-term debt at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Borrowings under our $100,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.25% at December 31, 2012) plus an applicable margin of 1.50%, expiring October 26, 2017.	$38,087	$40,989
Borrowings under our $40,000 aggregate principal amount notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	11,429	17,143
Borrowings under our $20,000 aggregate principal amount notes bearing interest at a fixed rate of 4.64% maturing on December 20, 2018. Annual principal payments of $4,000 will begin on December 22, 2014 and extend through the date of maturity.	20,000	20,000

Total long-term debt	69,516	78,132
Less current maturities of long-term debt	5,801	6,503

Long-term debt, excluding current maturities	$63,715	$71,629

On October 26, 2012, we amended our $100,000 revolving credit facility agented by KeyBank and our fixed rate notes with Prudential Capital in order to take advantage of lower interest rates, to extend the maturity of the revolving credit facility to October 26, 2017, and to remove certain restrictions on acquisitions, payments of dividends and stock repurchases. The amended interest rates on our revolving credit facility are LIBOR plus an applicable margin ranging from 1.25% to 2.25% (depending on the level of debt to earnings before taxes, interest and depreciation (“EBITDA”)). Prior to the October 26, 2012 amendment, the $100 million revolving credit facility interest rates were LIBOR plus a margin ranging from 2.50% to 3.50% (depending on the level of debt to EBITDA). The interest rate on our $40,000 aggregate fixed rate notes, of which $11,429 was outstanding as of December 31, 2012, was reduced from 5.39% to 4.89%. The amended agreements allow us to undertake acquisitions, pay dividends, and repurchase stock provided we are in compliance with specified covenants. Additionally, the minimum fixed charge coverage ratio will remain at “not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter” for the full terms of the amended agreements.

On December 20, 2011, we borrowed an additional $20,000 in seven-year fixed rate notes from Prudential Capital at a rate of 4.64%. These notes, which mature on December 20, 2018, are interest-only for the first two years followed by five equal annual principal payments. The proceeds were used to repay existing revolving credit bank debt and to fund growth capital projects.

The $100,000 revolving credit facility may be expanded upon our request with approval of the lenders by up to $35,000 under the same terms and conditions. The loan agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt. The facility has a $10,000 swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. Costs associated with entering into the revolving credit facility and the subsequent amendments were capitalized and will be amortized into interest expense over the life of the facility. As of December 31, 2012 and 2011, $2,012 and $1,761, respectively, of net capitalized loan origination costs related to the revolving credit facility were recorded on the consolidated balance sheet within other non-current assets.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands, except per share data)

The $40,000 and $20,000 fixed rate agreements contain customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt. We incurred costs as a result of issuing these notes and the subsequent amendments which have been recorded as a component of other non-current assets and are being amortized over the term of the notes. The unamortized balance at December 31, 2012 and 2011 was $157 and $290, respectively.

The aggregate maturities of long-term debt including current portion for each of the five years subsequent to December 31, 2012 are as follows:

Year ending December 31,
2013	$5,801
2014	9,715
2015	4,000
2016	4,000
2017	42,000
Thereafter	4,000

Total	$69,516

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

Below are the minimum future lease payments under both capital leases together with the present value of the net minimum lease payments as of December 31, 2012:

Year ending December 31,
2013	$479
2014	479
2015	479
2016	479
2017	479
Thereafter	4,855

Total minimum lease payments	7,250
Less interest included in payments above	(3,241)

Present value of minimum lease payments	$4,009

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands, except per share data)

8)	Employee Benefit Plans

We have defined contribution 401(k) profit sharing plans covering substantially all U.S. employees. All employees are eligible for the plans on the first day of the month following their employment date. A participant may elect to contribute between 1% and 60% of their compensation to the plans, subject to Internal Revenue Service (“IRS”) dollar limitations. Participants age 50 and older may defer an additional amount up to the applicable IRS Catch Up Provision Limit. We provide a matching contribution which is determined on an individual, participating company basis. All participant contributions are immediately vested at 100%. Contributions for all U.S. employees were $335, $334 and $282 in 2012, 2011, and 2010, respectively.

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

Post-Employment Benefit Liabilities

We provide certain post-employment benefits to employees at our Pinerolo and Veenendaal plants that are either required by law or are local labor practice. There is a plan at our Pinerolo Plant and at our Veenendaal Plant which are described below.

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

We have a plan that covers our Veenendaal Plant employees that provides an award for employees who achieve 25 or 40 years of service and an award for employees upon retirement. The plan is unfunded and the benefits are based on years of service and rate of compensation at the time the award is paid.

The amounts shown in the table below represent the actual liabilities at December 31, 2012 and 2011 reported under accrued post-employment benefits in the Consolidated Balance Sheets for both plans combined.

	2012	2011
Beginning balance	$7,705	$7,864
Amounts accrued	574	1,279
Payments to employees/government managed plan	(1,477)	(1,233)
Foreign currency impacts	128	(205)

Ending balance	$6,930	$7,705

9)	Stock Based Compensation

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

In the years ended December 31, 2012, 2011, and 2010, approximately $1,788, $828, and $1,253, respectively of compensation expense was recognized in selling, general and administrative expense for all share-based awards. The compensation expense recognized in the years ended December 31, 2012, 2011 and 2010 related to stock options was $1,093, $480, and $152, respectively. The compensation expense related to stock awards in the years ended December 31, 2012, 2011 and 2010 was $695, $348, and $1,101, respectively.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands, except per share data)

During the year ended December 31, 2011, our shareholders approved a new stock based compensation plan totaling 2,500 shares that can be issued in the form of stock options, stock appreciation rights and/or other stock based awards. Any options issued count as the equivalent of one share under the plan. Any stock appreciation rights and/or other stock based awards count as the equivalent one and a half shares under the new plan. As of December 31, 2012, we have approximately 1,858 maximum shares that can be issued as options, stock appreciation rights, and/or other stock based awards. Under our previously approved plan, we still have 32 options available for issuance.

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

During 2012, 2011 and 2010, we granted 285, 216, and 33 options, respectively, to certain key employees and non-employee directors. The weighted average grant date fair value of the options granted during the years ended December 31, 2012, 2011 and 2010 was $4.27, $5.98, and $2.64, respectively. Upon exercise of stock options, new shares of our stock are issued. The weighted average assumptions relevant to determining the fair value at the dates of grant are below:

	2012	2011	2010
Term	6 years	6 years	6 years
Risk free interest rate	1.16%	1.72%	2.37%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.51%	42.10%	63.90%
Expected forfeiture rate	3.00%	5.00%	6.20%

The expected volatility rate is derived from our actual common stock historical volatility over the same time period as the expected term. The volatility rate is derived by mathematical formula utilizing daily closing price data.

The expected dividend yield is derived by a mathematical formula which uses the expected annual dividends over the expected term divided by the fair market value of our common stock at the grant date.

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

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands, except per share data)

The following table provides a reconciliation of option activity for the year ended December 31, 2012:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	1,141	$10.12
Granted	285	$8.85
Exercised	(17)	$1.30
Forfeited or expired	(25)	$11.42

Outstanding at December 31, 2012	1,384	$9.94	5.6	$1,580	(1)

Exercisable at December 31, 2012	985	$9.79	4.2	$1,468	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at December 31, 2012.

As of December 31, 2012, there was approximately $800 and $545 of unrecognized compensation costs for stock options and restricted stock, respectively, to be recognized over approximately two years.

Cash proceeds from the exercise of options in the years ended December 31, 2012, 2011, and 2010 totaled approximately $22, $2,382, and $753, respectively. For the years ended December 31, 2012, 2011 and 2010, proceeds from stock options were presented inclusive of tax benefits of $0, $0, and $0, respectively, in the Financing Activities section of the Consolidated Statements of Cash Flows. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $107, $1,283, and $89, respectively.

Stock Awards

During the year ended December 31, 2012, 2011 and 2010, we issued 78, 75 and 249 shares, respectively, of our common stock as awards to key employees and non-executive directors. The fair value of the shares issued was determined by using the grant date price of our common stock. The recognized compensation expense for stock awards in the years ended December 31, 2012, 2011, and 2010 was approximately $695, $348, and $1,101, respectively. The shares issued in 2012 and 2011 vest over three years. For the 2010 grant, we incurred $1,101 of compensation expense, the entire fair value of the grant, at the grant date due to the shares being fully vested at that date.

10)	Goodwill, Net

As of December 31, 2012, we have recorded goodwill at only one site, the Pinerolo Plant reporting unit of the Metal Bearing Components Segment. We completed our annual goodwill impairment review during the fourth quarters of 2012, 2011, and 2010. For the years ended December 31, 2012, 2011 and 2010, we concluded that there were no indicators of impairment at the Pinerolo Plant reporting unit.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands, except per share data)

The changes in the carrying amount of goodwill for the years ended December 31, 2012, 2011 and 2010 are as follows:

(In thousands)	Metal Bearing Components Segment
Balance as of January 1, 2010	$9,278
Currency impacts	(882)

Balance as of December 31, 2010	$8,396
Currency impacts	(357)

Balance as of December 31, 2011	$8,039
Currency impacts	215

Balance as of December 31, 2012	$8,254

The cumulative accumulated impairment charges included in the reported goodwill balances at December 31, 2012, 2011 and 2010 were $40,045 all of which were posted during the years ended December 31, 2008 and 2007.

11)	Intangible Assets, Net

The Precision Metal Components Segment has an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway. This indefinite lived intangible asset was tested for impairment as of December 31, 2012 and the fair value of this intangible asset exceeded its book value. We elected to use Step 1 testing even though a qualitative approach was available to us.

During the year ended December 31, 2010, we fully amortized our contract intangible within the Metal Bearing Components Segment and there are no finite lived intangible assets remaining at December 31, 2012. This intangible asset was subject to amortization over approximately five years starting in 2006 and amortization expense was approximately $550 a year. For the year ended December 31, 2010 the amortization expense totaled $562.

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

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands, except per share data)

Note: The segment information below includes the following former facilities. The Eltmann Plant was deconsolidated from NN on January 20, 2011. The Tempe plant ceased operations August 31, 2010.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based on segment net income (loss) after income tax expense (benefit). We account for inter-segment sales and transfers at current market prices. We did not have any individually material inter-segment transactions during 2012, 2011, or 2010.

	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
December 31, 2012
Net sales	$252,241	$76,746	$41,097	$—	$370,084
Interest expense	387	1,070	960	1,461	3,878
Depreciation and amortization	12,060	4,243	1,366	(26)	17,643
Income tax (benefit) expense	2,819	(1,811)	(2,244)	(2,691)	(3,927)
Net income (loss)	20,980	8,040	2,961	(7,713)	24,268
Assets	198,770	40,727	19,232	6,614	265,343
Expenditures for long- lived assets	14,875	1,511	703	—	17,089
December 31, 2011
Net sales	$308,883	$72,272	$43,536	$—	$424,691
Interest expense	214	1,279	960	2,262	4,715
Depreciation and amortization	12,295	3,346	1,371	4	17,016
Income tax (benefit) expense	4,785	—	—	383	5,168
Net income (loss)	30,360	(3,143)	1,919	(8,199)	20,937
Assets	188,872	47,027	19,740	3,822	259,461
Expenditures for long- lived assets	11,791	7,194	1,344	—	20,329
December 31, 2010
Net sales	$271,339	$54,913	$39,117	$—	$365,369
Interest expense	660	1,629	960	3,566	6,815
Depreciation and amortization	13,522	4,230	1,439	4	19,195
Income tax expense (benefit)	4,687	—	—	(118)	4,569
Net income (loss)	24,910	(8,922)	2,504	(12,076)	6,416
Assets	190,700	34,839	18,871	4,145	248,555
Expenditures for long- lived assets	5,450	9,015	784	—	15,249

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands, except per share data)

Due to the large number of countries in which we sell our products, sales to external customers and long-lived assets utilized by us are reported in the following geographical regions:

	December 31, 2012		December 31, 2011		December 31, 2010
	Net Sales	Property, Plant and Equipment, Net	Net Sales	Property, Plant and Equipment, Net	Net Sales	Property, Plant and Equipment, Net
United States	$144,375	$42,884	$140,492	$46,959	$120,576	$41,906
Europe	140,208	54,768	193,948	56,442	162,438	61,813
Asia	39,576	22,035	42,591	17,127	41,616	14,769
Canada	7,464	—	6,172	—	3,909	—
Mexico	24,030	—	23,024	—	18,032	—
S. America	14,431	—	18,464	—	18,798	—

All foreign countries	225,709	76,803	284,199	73,569	244,793	76,582

Total	$370,084	$119,687	$424,691	$120,528	$365,369	$118,488

13)	Income Taxes

As of December 31, 2011 and 2010, we had full valuation allowances against all the deferred tax assets of our U.S. units totaling $12,066 and $16,604, respectively, as we determined that it was more likely than not the U.S. locations would be unable to generate sufficient profits in the near future to allow realization of existing deferred tax assets at those period ends. The determination to place a valuation allowance on the tax benefits incurred by our U.S. based operations was made during 2009 due to the 2009 results of these entities being much more unfavorable than originally forecasted during the global economic recession of 2009. During the year ended December 31, 2010, we continued to place a valuation allowance on all of the deferred tax assets of our U.S. locations, based on the incurred net losses during the year ended December 31, 2010 at the U.S. Consolidated entities due to the restructuring at the Tempe Plant and the losses from operations at the Wellington Plants. During the year ended December 31, 2011, we continued to place a valuation allowance on all the deferred tax assets at our U.S. locations due to the uncertainty of realization of those deferred tax assets. While our U.S. entities generated pre-tax income of approximately $1,600 during the year ended December 31, 2011, the substantial cumulative losses in 2009 and 2010 outweighed the positive evidence of the 2011 taxable income.

For the year ended 2012, the pretax profit of our U.S. based companies increased to approximately $7,400 due in large part to the operational improvements in our Precision Metal Components Segment. This brings the combined 2012 and 2011 pre-tax incomes to approximately $9,000. Additionally, during the fourth quarter of 2012, we utilized approximately $9,000 of net operating losses to offset tax expense related to certain previously earned income of our foreign holding company, as discussed below. This positive evidence coupled with estimates within our U.S. based businesses of fully utilizing our net operating losses within the next two years provided enough positive evidence, in the opinion of management, to overcome the negative evidence of the cumulative pre-tax losses in 2009 and 2010. Accordingly, after considering all relevant factors and objectively verifiable evidence having an impact on the likelihood of future realization of our U.S. companies’ deferred tax assets, as of December 31, 2012, management concluded that it is more likely than not that the majority of our deferred tax assets will be realized in future years. Accordingly, we reversed $8,512 of the amount of the valuation allowance on our tax effected deferred tax assets, with a credit to the provision for income taxes of $8,512 in our Consolidated Statements of Comprehensive Income (Loss).

A valuation allowance of $2,252 will remain offsetting certain deferred tax assets as of December 31, 2012. These assets represent the portion of our previously recognized foreign tax credits which management estimates will not be realized in the future due to their relatively short remaining carry-forward periods. During the year ended December 31, 2012, we reduced the valuation allowance against these credits by $1,302 as we believe it is more likely than not these credits will be utilized before their carry forward period expires.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands, except per share data)

The following tables reflect the effects of full valuation allowances on the net deferred tax assets of all U.S. based entities for the years ended December 31, 2011 and 2010 and the removal of $9,814 of these valuation allowances for the year ended December 31, 2012.

Income (loss) before provision (benefit) for income taxes for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year ended December 31,
	2012	2011	2010
Income (loss) before provision (benefit) for income taxes:
United States	$7,385	$1,633	$(9,528)
Foreign	12,956	24,472	20,513

Total	$20,341	$26,105	$10,985

Total income tax expense (benefit) for the years ended December 31, 2012, 2011, and 2010 was as follows:

	Year ended December 31,
	2012	2011	2010
Current:
U.S. Federal	$(115)	$—	$—
State	345	113	183
Non-U.S.	2,910	6,023	3,968

Total current expense (benefit)	3,140	6,136	4,151

Deferred:
U.S. Federal	2,789	534	(2,732)
State	12	170	(160)
U.S. deferred tax valuation allowance	(9,814)	(704)	2,892
Non-U.S.	(54)	(968)	418

Total deferred expense (benefit)	(7,067)	(968)	418

Total expense (benefit)	$(3,927)	$5,168	$4,569

A reconciliation of income taxes based on the U.S. federal statutory rate of 34% for each of the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	Year ended December 31,
	2012	2011	2010
Income taxes at the federal statutory rate	$6,916	$8,876	$3,735
Impact of incentive stock options	371	163	52
Increase (decrease) in U.S. valuation allowance	(12,740)	(704)	2,892
Decrease in foreign valuation allowance	—	(1,219)	(937)
Capital gain on return of basis	3,079	—	—
State income taxes, net of federal taxes	334	75	54
Non-U.S. earnings taxed at different rates	(1,606)	(2,116)	(1,650)
Change in uncertain tax positions	(115)	—	—
Other permanent differences, net	(166)	93	423

	$(3,927)	$5,168	$4,569

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands, except per share data)

In conjunction with the periodic evaluation of the valuation allowance and the resulting reversal of the majority of it in the fourth quarter of 2012, we performed a comprehensive review of all domestic temporary differences. As a result of that review, our schedule of deferred tax assets reflects an increase in net deferred tax assets, prior to the effects on the valuation allowance, of approximately $2,926, which is included with the effect of the reversal of the valuation allowance in the above reconciliation table. Any portion of this correction attributable to prior years would have been offset by an equivalent change in the valuation allowance and therefore would have had no effect on comprehensive income (loss) or our financial position.

During the year ended December 31, 2011, the decrease in the foreign valuation allowance was due to utilizing the net operating losses at certain foreign jurisdictions and to eliminating the valuation allowance on deferred tax assets at our Kysucke (Slovakia) Plant.

The tax effects of the temporary differences as of December 31, 2012, 2011 and 2010 are as follows:

	December 31,
	2012	2011	2010
Deferred income tax liabilities:
Tax in excess of book depreciation	$6,670	$5,099	$5,208
Goodwill	1,987	1,821	2,209
Allowance for bad debts	—	18	62
Other deferred tax liabilities	112	843	387

Gross deferred income tax liabilities	8,769	7,781	7,866
Deferred income tax assets:
Goodwill	4,141	4,846	5,754
Inventories	768	167	84
Pension/Personnel accruals	921	503	1,084
Deductions for uncollectible Eltmann receivables	—	310	—
Net operating loss carry forwards	3,682	7,526	10,150
Foreign tax credits	3,844	3,326	3,326
Guarantee claim deduction	1,141	—	—
Accruals and reserves	293	—	—
Other deferred tax assets	550	421	356

Gross deferred income tax assets	15,340	17,099	20,754
Valuation allowance on deferred tax assets	(2,252)	(12,066)	(16,604)

Net deferred income tax assets	13,088	5,033	4,150

Net deferred income tax assets (liabilities)	$4,319	$(2,748)	$(3,716)

As realization of certain deferred tax assets is not assured, management has placed valuation allowances against deferred tax assets it believes are not recoverable, as discussed above. For the remainder, management believes it is more likely than not that those net deferred tax assets will be realized. However, the amount of the deferred tax assets considered realizable could be reduced based on changing conditions. Below is a summary of the activity in the total valuation allowances during the years ended December 31, 2012, 2011 and 2010:

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands, except per share data)

	Total Valuation Allowance Activity
	Balance at Beginning of Year	Additions	Recoveries	Deconsolidation of Eltmann subsidiary	Balance at End of Year
2012	$12,066	$—	$(9,814)	$—	$2,252
2011	$16,604	$—	$(2,425)	$(2,113)	$12,066
2010	$14,649	$2,892	$(937)	—	$16,604

The net operating loss carry forwards as of December 31, 2012, are composed of net operating losses at our U.S. operations during 2010, 2009 and 2008. The 2010 balance of net operating losses above includes $2,035 from our former Eltmann Plant which was deconsolidated on January 20, 2011. The losses of the U.S. based entities can be carried forward 20 years.

The foreign tax credits relate to profits of certain foreign subsidiaries that were taxed as deemed dividends. These credits represent the foreign taxes paid by these subsidiaries at higher effective rates that will be used to offset future foreign source income. A full valuation allowance was placed against these credits as of December 31, 2008, based on estimates, at that time, of future levels of U.S. income tax and foreign source income to be generated that these credits could be used to offset. The valuation allowance will be periodically reviewed as our estimates of future foreign source income are revised based on actual foreign source income recognized in our tax returns and future changes in foreign source income. As of December 31, 2012 and 2011, management believed it was more likely than not we would only utilize $1,302 and $0, respectively, of these credits in the near future and placed a valuation allowance on the remaining $2,252 and $3,554, respectively.

As of December 31, 2006, all of the Company’s foreign earnings had been previously taxed in the U.S. due to the application of IRC Sec. 956. Accordingly, no deferred taxes have been provided for undistributed earnings up to that time.

On December 27, 2012, our foreign holding company declared a distribution of approximately $48,000 to its U.S. parent company NN, Inc. The vast majority of this distribution was a proportional return of investment basis in our Western European subsidiaries. Approximately $9,000 of the distribution pertained to earnings and profits earned by this holding company in previous years. The approximately $9,000 of earning and profits was included in our computation of year ended 2012 taxes and the tax rate resulting in an impact of $3,079. There were two main factors influencing our decision to consider this return of basis. First, there was a desire to reduce the amount of basis in our European subsidiaries recorded on the U.S. parent company’s financial statements considering the downsizing of our European production capacity over the last few years. The second factor was proposed federal tax legislation which, if enacted, could significantly increase the tax cost of returning this basis after 2012. Because there had been no change in our long term international expansion plans as of December 31, 2012, our intent to indefinitely reinvest foreign earnings accumulated through the year ended December 31, 2012 was not changed by these factors. As of the year ended December 31, 2012, we intend to keep indefinitely reinvesting our foreign earnings. We base this assertion on two factors. First, our intention to invest in foreign countries that are strategically important to our Metal Bearing Components Segment business and its customers. Second, we have sufficient access to funds in the U.S. through projected free cash flows and the availability of our credit facilities to fund currently anticipated domestic operational and investment needs.

As such, we do not expect unrepatriated foreign earnings to become subject to U.S. taxation in the foreseeable future. If such earnings were distributed beyond the amount for which taxes have been provided, foreign tax credits would substantially offset the incremental U.S. tax liability. A deferred tax liability will be recognized should we expect we will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments. As we presently plan to permanently reinvest foreign undistributed earnings, we have not provided for U.S. income tax liabilities that would be payable if such earnings were not reinvested indefinitely.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands, except per share data)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Beginning balance	$988	$953	$988
Additions for tax positions of prior years	428	35	—
Reductions for tax positions of prior years	(543)	—	(35)

Ending balance	$873	$988	$953

As of December 31, 2012, the $873 of unrecognized tax benefits would, if recognized, impact our effective tax rate.

Interest and penalties related to federal, state, and foreign income tax matters are recorded as a component of the provision for income taxes in our statements of income. During 2010, we accrued $30 in foreign interest and penalties and removed $15 in interest and penalties for closed tax years as the previous uncertain tax accruals are no longer required. During 2011, we had a net reduction in foreign interest and penalties of $43 as older uncertain items were eliminated and newer uncertain items added. During 2012, we had an increase in foreign interest and penalties of $443 and a decrease in federal and state interest and penalties of $245 as older uncertain items were eliminated due to the tax years being closed or risk being mitigated. As of December 31, 2012, the total amount accrued for interest and penalties was $910.

We or our subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years before 2009. We are no longer subject to non-U.S. income tax examinations within various European Union countries for years before 2007. We do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

14)	Reconciliation of Net Income Per Share

	Year ended December 31,
	2012	2011	2010
Net income	$24,268	$20,937	$6,416
Weighted average shares outstanding	17,009	16,817	16,455
Effective of dilutive stock options	105	136	115

Diluted shares outstanding	17,114	16,953	16,570

Basic net income per share	$1.43	$1.24	$0.39

Diluted net income per share	$1.42	$1.24	$0.39

Excluded from the dilutive shares outstanding for the years ended December 31, 2012, 2011, and 2010 were 1,187, 792, and 962 of anti-dilutive options, respectively, which had per share exercise prices ranging from of $8.54 to $14.13 for the year ended December 31, 2012, $11.50 to $14.13 for the year ended December 31, 2011 and $8.09 to $12.62 for the year ended December 31, 2010.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands, except per share data)

15)	Commitments and Contingencies

We have operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates. Rent expense for 2012, 2011 and 2010 was $2,375, $3,181, and $4,153, respectively. The following is a schedule by year of future minimum lease payments as of December 31, 2012 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

Year ending December 31,
2013	$2,152
2014	1,878
2015	1,664
2016	1,359
2017	733
Thereafter	315

Total minimum lease payments	$8,101

During 2012, we were named in a lawsuit from a former independent sales agent claiming amounts due with regard to sales made after termination of our relationship. We believe that the claim is not substantiated by the facts and we are defending it aggressively. While the company is unable to predict the outcome of this matter, we do not believe, based on currently available facts, that it will have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands, except per share data)

16)	Quarterly Results of Operations (Unaudited)

The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2012 and 2011.

	Year ended December 31, 2012
	March 31	June 30	Sept. 30	Dec. 31
Net sales	$104,519	$98,824	$86,586	$80,155
Income from operations	9,033	8,275	5,917	1,846
Net income	5,909	7,038	3,115	8,206
Basic net income per share	0.35	0.41	0.18	0.48
Diluted net income per share	0.35	0.41	0.18	0.48
Weighted average shares outstanding:
Basic number of shares	16,961	17,026	17,044	17,044
Effect of dilutive stock options	114	113	106	106

Diluted number of shares	17,075	17,139	17,150	17,150

	Year ended December 31, 2011
	March 31	June 30	Sept. 30	Dec. 31
Net sales	$111,307	$115,922	$101,143	$96,319
Income from operations	9,217	9,251	5,795	5,169
Net income	5,507	5,827	4,702	4,901
Basic net income per share	0.33	0.35	0.28	0.29
Diluted net income per share	0.33	0.34	0.28	0.29
Weighted average shares outstanding:
Basic number of shares	16,664	16,864	16,949	16,949
Effect of dilutive stock options	246	255	112	108

Diluted number of shares	16,910	17,119	17,061	17,057

The first quarter of 2012 was unfavorably impacted by $734 of after tax foreign exchange losses on intercompany loans. The second quarter of 2012 was favorably impacted by $1,109 of after tax foreign exchange gains on intercompany loans. The third quarter of 2012 was unfavorably impacted by $659 of after tax foreign exchange gains on intercompany loans.

The fourth quarter of 2012 was impacted by favorable tax expense adjustments netting to $7,257 related to removing U.S. deferred tax valuation allowances applied to all U.S. deferred tax assets, partially offset by taxes related to an international distribution and increases in our uncertain tax positions. Additionally, the fourth quarter was unfavorably impacted by $967 in impairment charges related to our former Kilkenny Plant and $826 of after tax foreign exchange losses on intercompany loans.

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

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(In thousands, except per share data)

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

We believe the fair value of financial instruments with maturities of less than a year approximate their carrying value due to the short maturity of these instruments or in the case of our variable rate debt, due to the variable interest rates. We elected not to measure any of our financial instruments at fair value and as such will continue to show the fair value of our financial instruments for disclosure purposes only. The fair value of our fixed rate long-term borrowings is calculated using significant other observable inputs (Level 2 inputs). The fair value is calculated using a discounted cash flow analysis factoring in current market borrowing rates for similar types of borrowing arrangements under our credit profile. The carrying amounts and fair values of our long-term debt are in the table below (for disclosure purposes only):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate long-term debt	$38,087	$38,087	$40,989	$40,989
Fixed rate long-term debt	$31,429	$32,818	$37,143	$37,500

18)	Accumulated Other Comprehensive Income

The majority of our Accumulated Other Comprehensive Income balance relates to foreign currency translation of our foreign subsidiary balances. During the year ended December 31, 2012, we had other comprehensive income (loss) $2,923 due to foreign currency translations. During the year ended December 31, 2011, we had other comprehensive income (loss) of ($2,578) due to foreign currency translations. During the year ended December 31, 2010, we had other comprehensive income (loss) of ($6,726) due to foreign currency translation. Income taxes on the foreign currency translation adjustments in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations. Also deducted from accumulated other comprehensive income (loss) as of December 31, 2010 were actuarial losses of $392, net of tax, from our pension liability.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rule l3a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012, the end of the period covered by this annual report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The management of NN, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item of Form 10-K concerning the Company’s directors is contained in the sections entitled “Information about the Directors” and “Beneficial Ownership of Common Stock” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

Information required by Item 201 (d) of Regulation S-K concerning the Company’s equity compensation plans is set forth in the table below:

Table of Equity Compensation Plan Information

(in thousands, except per share data)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,384	$9.94	1,890
Equity compensation plans not approved by security holders	—	—	—

Total	1,384	$9.94	1,890

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Dated: March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date
/S/ RODERICK R. BATY	Chairman of the Board, Chief Executive Officer and President	March 15, 2013
Roderick R. Baty

/S/ JAMES H. DORTON	Senior Vice President-Corporate Development and Chief Financial Officer	March 15, 2013
James H. Dorton

/S/ WILLIAM C. KELLY, JR.	Vice President-Chief Administrative Officer, Secretary and Treasurer	March 15, 2013
William C. Kelly, Jr.

/S/ THOMAS C. BURWELL, JR.	Vice President-Chief Accounting Officer	March 15, 2013
Thomas C. Burwell, Jr.	and Corporate Controller

/S/ G. RONALD MORRIS	Director	March 15, 2013
G. Ronald Morris

/S/ MICHAEL E. WERNER	Director	March 15, 2013
Michael E. Werner

/S/ STEVEN T. WARSHAW	Director	March 15, 2013
Steven T. Warshaw

/S/ RICHARD G. FANELLI	Director	March 15, 2013
Richard G. Fanelli

S/ ROBERT E. BRUNNER	Director	March 15, 2013
Robert E. Brunner

/S/ DAVID L. PUGH	Director	March 15, 2013
David L. Pugh

Index to Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002)

3.2	Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002)

3.4	Amendments to the Restated By-Laws of NN, Inc. (incorporated by reference to the Company’s Form 8-K filed December 18, 2008) (Commission file number 0-23486)

4.1	The specimen stock certificate representing the Company’s Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002)

10.1	NN, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 333-89950 on Form S-3/A filed July 15, 2002)*

10.2	Amendment No. 1 to the NN, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement No. 333-50934 on Form S-8 filed on November 30, 2000)*

10.3	Amendment No. 2 to the NN, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement No. 333-69588 on Form S-8 filed on September 18, 2001)*

10.4	Amendment No. 3 to NN, Inc. 1994 Stock Incentive Plan as ratified by the shareholders on May 15, 2003 amending the Plan to permit the issuance of awards under the Plan to directors of the Company (incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2003) (Commission file number 0-23486)*

10.5	NN, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement No. 333-130395 on Form S-8 filed December 16, 2005) *

10.6	NN, Inc. 2011 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed April 6, 2011)

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-89950 on Form S-3/A filed July 15, 2002)

10.8	Form of Incentive Stock Option Agreement used in connection with the 1994 Stock Incentive Plan, 2005 Stock Incentive Plan, and 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-89950 on Form S-3/A filed July 15, 2002)*

10.9	Form of Stock Option Agreement, dated December 7, 1998, between the Company and the non-employee directors of the Company, used in connection with the 1994 Stock Incentive Plan, 2005 Stock Incentive Plan, and 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed March 31, 1999) (Commission file number 0-23486)*

10.10	Form of Restricted Stock Grant Agreement used in connection with the 1994 Stock Incentive Plan, 2005 Stock Incentive Plan, and 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed March 15, 2012)*

10.11	Elective Deferred Compensation Plan, dated February 26, 1999 (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed March 31, 1999) (Commission file number 0-23486)*

10.12	Executive Employment Agreement, dated August 21, 2006, between the Company and Roderick R. Baty (incorporated by reference to the Company’s Forms 8-K filed August 24, 2006 and March 18, 2010)*

10.13	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between the Company and Frank T. Gentry, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 18, 2012)*

10.14	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between the Company and James H. Dorton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 18, 2012)*

10.15	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between the Company and Thomas C. Burwell (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 18, 2012)*

10.16	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between the Company and William C. Kelly, Jr., (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 18, 2012)*

10.17	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between the Company and Jeffery H. Hodge (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 18, 2012)*

10.18	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between the Whirlaway and James R. Widders (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 18, 2012)*

10.19	Third Amended and Restated Note Purchase and Shelf Agreement dated December 21, 2010 among NN, Inc. and certain Series A Note Purchasers as defined therein (incorporated by reference to the Company’s Current Report on Form 8-K filed December 27, 2010)

10.20	Amendment No.1 to Third Amended and Restated Note Purchase and Shelf Agreement, dated September 30, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 22, 2011)

10.21	Amendment No. 2 to Third Amended and Restated Note Purchase and Shelf Agreement, dated December 20, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed December 22, 2011)

10.22	Amendment No. 3 to Third Amended and Restated Note Purchase and Shelf Agreement, dated October 26, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2012)

10.23	Third Amended and Restated Credit Agreement among NN, Inc. as U.S. Borrower and its subsidiaries and the Lenders named therein Key Bank National Association as lead arranger, book runner and administrative agent, and Branch Bank and Trust Company as documentation agent and Wells Fargo Bank, N.A. as Foreign Swing line Lender and Regions Bank as Domestic Swing line Lender dated as of October 26, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 1, 2012)

21.1	List of Subsidiaries of the Company#

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm#

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act#

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act#

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act##

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act##

101.INS	XBRL Instance Document#

101.SCH	XBRL Taxonomy Extension Service#

101.CAL	Taxonomy Calculation Linkbase#

101.LAB	XBRL Taxonomy Label Linkbase#

101.PRE	XBRL Presentation Linkbase Document#

101.DEF	XBRL Definition Linkbase Document#

*	Management contract or compensatory plan or arrangement.
#	Filed herewith
##	Furnished herewith