Form 10-Q
period 2013-03-31
NN INC
filed 2013-05-10
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 3, 2013, there were 17,108,799 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NN, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In Thousands of Dollars, Except Per Share Data)	2013	2012
Net sales	$93,797	$104,519
Cost of products sold (exclusive of depreciation and amortization shown separately below)	74,517	82,969
Selling, general and administrative	9,106	8,068
Depreciation and amortization	4,531	4,457
Loss (gain) loss on disposal of assets	4	(8)

Income from operations	5,639	9,033

Interest expense	785	1,211
Other expense, net	579	438

Income before provision for income taxes	4,275	7,384
Provision for income taxes	1,404	1,475

Net income	2,871	5,909

Other comprehensive income:
Foreign currency translation loss (gain)	(1,805)	3,394

Comprehensive income	$1,066	$9,303

Basic income per common share:	$0.17	$0.35

Weighted average shares outstanding	17,055	16,961

Diluted income per common share:	$0.17	$0.35

Weighted average shares outstanding	17,162	17,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands of Dollars)	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash	$7,647	$18,990
Accounts receivable, net of allowance for doubtful accounts of $432 and $311, respectively	66,877	51,628
Inventories	44,590	46,150
Other current assets	10,912	10,528

Total current assets	130,026	127,296

Property, plant and equipment, net	116,839	119,687
Goodwill, net	7,937	8,254
Intangible asset, net	900	900
Non-current deferred tax assets	5,989	6,065
Other non-current assets	2,956	3,141

Total assets	$264,647	$265,343

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,093	$37,000
Accrued salaries, wages and benefits	10,325	10,174
Current maturities of long-term debt	7,943	5,801
Income taxes payable	1,573	543
Other current liabilities	6,150	5,240

Total current liabilities	65,084	58,758

Non-current deferred tax liabilities	3,699	3,850
Long-term debt, net of current portion	55,715	63,715
Other non-current liabilities	10,093	10,460

Total liabilities	134,591	136,783

Total stockholders’ equity	130,056	128,560

Total liabilities and stockholders’ equity	$264,647	$265,343

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income
(In Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings		Total
Balance, January 1, 2013	17,044	$170	$56,880	$51,880	$19,630	$128,560
Net income	—	—	—	2,871	—	2,871
Stock option expense	—	—	267	—	—	267
Restricted stock expense	65	—	163	—	—	163
Foreign currency translation loss	—	—	—	—	(1,805)	(1,805)

Balance, March 31, 2013	17,109	$170	$57,310	$54,751	$17,825	$130,056

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In Thousands of Dollars)	2013	2012
Operating Activities:
Net income	$2,871	$5,909
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,531	4,457
Amortization of debt issuance costs	146	191
Loss (gain) on disposal of assets	4	(8)
Share-based compensation expense	430	358
Gain on settlement of long-term note receivable	—	(173)
Changes in operating assets and liabilities:
Accounts receivable	(15,981)	(8,726)
Inventories	1,048	604
Accounts payable	2,700	(5,621)
Other assets and liabilities	1,755	1,861

Net cash used by operating activities	(2,496)	(1,148)

Investing Activities:
Acquisition of property, plant and equipment	(3,154)	(4,079)
Proceeds received from long-term note receivable	—	1,945
Proceeds from disposals of property, plant and equipment	—	355

Net cash used by investing activities	(3,154)	(1,779)

Financing Activities:
Proceeds (repayment) of short-term debt	2,142	(789)
Principal payment on capital lease	(32)	(25)
Proceeds from long term debt	—	10,000
Repayment of long term debt	(8,000)	—

Net cash (used) provided by financing activities	(5,890)	9,186

Effect of exchange rate changes on cash flows	197	1,012

Net Change in Cash	(11,343)	7,271
Cash at Beginning of Period	18,990	4,536

Cash at End of Period	$7,647	$11,807

Supplemental schedule of non-cash investing and financing activities:
On March 31, 2012, we accepted a $1,945 cash payment to settle a note related to the sale of equipment of our former Tempe Plant. The estimated fair value and carrying value of note prior to the payment was $1,772. The proceeds and gain are reflected in the 2012 cash flows.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 1. Interim Financial Statements

The accompanying condensed consolidated financial statements of NN, Inc. have not been audited, except that the balance sheet at December 31, 2012 was derived from our audited consolidated financial statements. In our opinion, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three month periods ended March 31, 2013 and 2012, our financial position at March 31, 2013 and December 31, 2012, and the cash flows for the three month periods ended March 31, 2013 and 2012. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited, condensed and consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent Annual Report on Form 10-K for the year ended December 31, 2012 which we filed with the Securities and Exchange Commission on March 15, 2013. The results for the three month period ended March 31, 2013 are not necessarily indicative of results for the year ending December 31, 2013 or any other future periods.

Note 2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories are comprised of the following:

	March 31, 2013	December 31, 2012
Raw materials	$12,626	$13,013
Work in process	8,470	8,561
Finished goods	23,494	24,576

	$44,590	$46,150

Inventories on consignment at customer locations as of March 31, 2013 and December 31, 2012 totaled $3,126 and $2,644, respectively.

The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations. Any costs from abnormal excess capacity or under-utilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

Note 3. Net Income Per Share

The addition to the diluted shares outstanding from the weighted average shares outstanding for the three month periods are the effect of dilutive stock options calculated using the treasury stock method. Excluded from the dilutive shares outstanding for the three month period ended March 31, 2013 were 1,425 anti-dilutive options which had exercise prices ranging from $8.54 to $14.13. There were 1,201 anti-dilutive options with an exercise price of $8.86 to $14.13 excluded from the dilutive shares outstanding for the three month period ended March 31, 2012.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 4. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We evaluate segment performance based on segment net income or loss. We account for inter-segment sales and transfers at current market prices. We did not have any significant inter-segment transactions during the three month periods ended March 31, 2013 and 2012.

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended March 31, 2013
Revenues from external customers	$63,688	$20,743	$9,366	$—	$93,797
Net income (loss)	$4,024	$932	$105	$(2,190)	$2,871
Total assets	$192,768	$43,774	$19,945	$8,160	$264,647

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended March 31, 2012
Revenues from external customers	$72,130	$21,312	$11,077	$—	$104,519
Net income (loss)	$6,934	$1,639	$961	$(3,625)	$5,909
Total assets	$205,572	$43,761	$21,254	$3,627	$274,214

Note 5. Post-Employment Benefit Liabilities

We provide certain post-employment benefits to employees at our Pinerolo and Veenendaal Plants that are either required by law or are local labor practice. These plans are described below.

In accordance with Italian law, we have an unfunded severance plan covering our Pinerolo Plant employees under which all employees at that location are entitled to receive severance indemnities upon termination of their employment.

We have certain plans that cover our Veenendaal Plant employees that provide awards for employees who achieve 25 or 40 years of service and awards for employees upon retirement. The plans are unfunded and the benefits are based on years of service and rate of compensation at the time the award is paid.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

The amounts shown in the table below represent the combined actual liabilities at March 31, 2013 and December 31, 2012, reported under Other non-current liabilities in the Condensed Consolidated Balance Sheets.

	2013	2012
Beginning balance	$6,930	$7,705
Amounts accrued	251	574
Payments to employees/government managed plan	(403)	(1,477)
Foreign currency impacts	(193)	128

Ending balance	$6,585	$6,930

Note 6. New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued accounting guidance to enhance the disclosure of amounts reclassified out of accumulated other comprehensive income. The new disclosure guidelines require the presentation of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income in the event the amount reclassified is required to be reclassified in its entirety in the same reporting period. The presentation can be on the face of the statement where net income is presented or in the notes and reported by component. For amounts not required to be reclassified in its entirety in the same reporting period to net income, an entity is required to cross-reference other required disclosures. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. We have concluded that the new guidance did not have an impact on our financial position or results of operations.

In March 2013, the Financial Accounting Standards Board issued amended accounting guidance to addresses the release of cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business (other than an in-substance real estate sale or oil/gas mineral rights) within a foreign entity. The cumulative translation adjustments should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, in the event of a step acquisition when the acquirer obtains control of an acquiree in which it held an equity interest immediately prior to the acquisition, the cumulative translation adjustments would be released into net income. This guidance is effective prospectively for reporting periods beginning after December 15, 2013. We have concluded that the new guidance will not have an impact on our financial position or results of operations.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 7. Long-Term Debt and Short-Term Debt

Long-term debt and short-term debt at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Borrowings under our $100,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.25% at March 31, 2013) plus an applicable margin of 1.50% at March 31, 2013, expiring October 26, 2017.	$32,229	$38,087
Borrowings under our $40,000 aggregate principal amount of fixed rate notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	11,429	11,429
Borrowings under our $20,000 aggregate principal amount of fixed rate notes bearing interest at a fixed rate of 4.64% maturing on December 20, 2018. Annual principal payments of $4,000 will begin on December 22, 2014 and extend through the date of maturity.	20,000	20,000

Total debt	63,658	69,516
Less current maturities of long-term debt	7,943	5,801

Long-term debt, excluding current maturities of long-term debt	$55,715	$63,715

On October 26, 2012, we amended our $100,000 revolving credit facility agented by KeyBank and our fixed rate notes with Prudential Capital in order to take advantage of lower interest rates, to extend the maturity of the revolving credit facility to October 26, 2017, and to remove certain restrictions on acquisitions, payments of dividends and stock repurchases. The amended interest rates on our revolving credit facility are LIBOR plus an applicable margin of 1.25% to 2.25% (depending on the level of debt to earnings before taxes, interest and depreciation (“EBITDA”)). Prior to the October 26, 2012 amendment, the $100,000 revolving credit facility interest rate was LIBOR plus a margin of 2.50% to 3.50% (depending on the level of debt to EBITDA). The interest rate on our $40,000 aggregate fixed rate notes, of which $11,429 was outstanding as of March 31, 2013, was reduced from 5.39% to 4.89%. The amended agreements allow us to undertake acquisitions, pay dividends, and repurchase stock provided we are in compliance with specified covenants. Additionally, the minimum fixed charge coverage ratio will remain at “not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter” for the full terms of the amended agreements.

The $100,000 revolving credit facility may be expanded upon our request with approval of the lenders by up to $35 million, under the same terms and conditions. The loan agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. The facility has a $10 million swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility. As of March 31, 2013, $1,915 of net capitalized loan origination costs related to the revolving credit facility were recorded on the balance sheet within other non-current assets.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

The $40,000 and $20,000 fixed rate agreements contain customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. We incurred costs as a result of issuing these notes which have been recorded on the balance sheet within other non-current assets and are being amortized over the term of the notes. The unamortized balance at March 31, 2013 was $117.

Note 8. Goodwill, net

The changes in the carrying amount of goodwill, net for the three month period ended March 31, 2013 are as follows:

(In Thousands of Dollars)	Metal Bearing Components Segment
Balance as of January 1, 2013	$8,254
Currency translation impacts	(317)

Balance as of March 31, 2013	$7,937

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. As of March 31, 2013, there are no indications of impairment at the remaining reporting unit with a goodwill balance.

Note 9. Intangible Assets, Net

The Precision Metal Components Segment has an indefinite lived intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway. The intangible asset balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. There are no indicators of impairment for this indefinite lived intangible asset as of March 31, 2013.

Note 10. Shared-Based Compensation

During the three month periods ended March 31, 2013 and 2012, approximately $430 and $358, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards. During the three month periods ended March 31, 2013 and 2012, there were 65 share awards and 254 options awards and 75 share awards and 278 option awards, respectively, granted to non-executive directors, officers and certain other key employees.

The restricted shares granted during the three month periods ended March 31, 2013 and 2012, vest pro-rata over three years. During the three month periods ended March 31, 2013 and 2012, we incurred $163 and $149, respectively, in expense related to restricted stock. The fair value of the shares issued was determined by using the grant date closing price of our common stock.

We incurred $267 and $209 of stock option expense in the three month periods ended March 31, 2013 and 2012, respectively. The fair value of our options cannot be determined by market value, as our options are not traded in an open market. Accordingly, the Black Scholes financial pricing model is utilized to estimate the fair value.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

The following table provides a reconciliation of option activity for the three month period ended March 31, 2013:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	1,384	$9.94
Granted	254	$9.97
Exercised	—	$—
Forfeited or expired	(9)	$9.36

Outstanding at March 31, 2013	1,629	$9.95	6.1	$1,732	(1)

Exercisable at March 31, 2013	1,071	$9.69	4.4	$1,617	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at March 31, 2013.

Note 11. Provision for Income Taxes

Effective December 31, 2012, we have removed the valuation allowance on the majority of the deferred tax assets of our U.S. units as discussed in our Annual Report on Form 10-K filed March 15, 2013. As such, during the first quarter of 2013, we recognized tax expenses and benefits at our U.S. units. During the quarter ended March 31, 2012, we had continued to place a valuation allowance on all of the net deferred tax assets of our U.S. units, the balance of which approximated $11,750 at March 31, 2012. During the quarter ended March 31, 2012, the valuation allowance on a portion of these deferred tax assets was reversed to offset pre-tax income of approximately $2,200 resulting in zero tax expense for the U.S. units in that quarter.

For the three month period ended March 31, 2013, the difference between the U.S. federal statutory tax rate of 34% and our effective tax rate of 33% was primarily due to the effective tax rate being impacted by non-U.S. based earnings taxed at lower rates. For the three month period ended March 31, 2012, the difference between the U.S. federal statutory tax rate of 34% and our effective tax rate of 20% was primarily due to utilization of the fully reserved net operating losses to offset U.S. based taxable income, which lowered tax expense by approximately $800. Additionally, the effective tax rate was impacted by non-U.S. based earnings being taxed at lower rates, which reduced tax expense by approximately $400.

As of March 31, 2013, we do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

Note 12. Commitments and Contingencies

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

As discussed more fully in our Annual Report on Form 10-K filed March 15, 2013, the ultimate impact on NN of our wholly owned German subsidiary Kugelfertigung Eltmann GbmH (“Eltmann” or “Eltmann Plant”) filing for bankruptcy will depend on the findings of the bankruptcy court. However, until such court proceedings are finalized, we will not be able to determine what liabilities and contingent obligations, if any, might remain as the responsibility of NN. Under advice from legal counsel, NN does not expect any further significant impacts on our condensed consolidated financial statements as a result of the liquidation of this subsidiary.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 13. Fair Value of Financial Instruments

The fair values of our fixed rate long-term borrowings are calculated by using a discounted cash flow analysis factoring in current market borrowing rates for similar types of borrowing arrangements under our credit profile. The carrying value of our variable rate long-term borrowings is a reasonable approximation of fair value due to the variable interest rates. The fair value of our fixed rate and variable rate borrowings is determined using Level 2 inputs under the U.S. GAAP fair value hierarchy. The carrying amounts and fair values of our long-term debt are in the table below:

	March 31, 2013		December 31, 2012
(In Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate long-term debt	$32,229	$32,229	$38,087	$38,087
Fixed rate long-term debt	$31,429	$32,763	$31,429	$32,818

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We wish to caution readers that this report contains, and our future filings, press releases and oral statements made by our authorized representatives may contain, forward-looking statements that involve certain risks and uncertainties. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. Our actual results could differ materially from those expressed in such forward-looking statements due to important factors bearing on our business, many of which already have been discussed in this filing and in our prior filings. The differences could be caused by a number of factors or combination of factors including the risk factors discussed in “Item 1A Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 which we filed with the Securities and Exchange Commission on March 15, 2013.

Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2013	2012	Change
Net sales	$93,797	$104,519	$(10,722)
Foreign exchange effects				370
Volume				(10,563)
Price/ material inflation pass-through				(1,154)
Mix				625

Cost of products sold (exclusive of depreciation and amortization shown separately below)	74,517	82,969	(8,452)
Foreign exchange effects				293
Volume				(7,290)
Cost reduction projects and other cost changes				(2,021)
Mix				781
Inflation				(215)

Selling, general and administrative	9,106	8,068	1,038
Foreign exchange effects				17
Severance costs not related to an exit activity				660
Increase in spending				361

Depreciation and amortization	4,531	4,457	74
Interest expense	785	1,211	(426)
Loss (gain) on disposal of assets	4	(8)	12
Other expense, net	579	438	141

Income before provision for income taxes	4,275	7,384	(3,109)
Provision for income taxes	1,404	1,475	(71)

Net income	$2,871	$5,909	$(3,038)

Net Sales. Net sales decreased during the first quarter of 2013 from the first quarter of 2012 principally due to lower sales volumes experienced primarily at units selling into the European and Asian automotive markets. The reductions in sales volumes were due to macro-economic issues within the European Union, slowing Asian macro-economic growth, and overall lower automotive demand in Europe. Additionally, sales decreased in North America due to lower customer demand from inventory levels being adjusted on certain automotive platforms. The reduction in price and raw material pass-through were driven by lower levels of price increases and material inflation compared with the first quarter of 2012.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). A large portion of the decrease was from the lower sales volumes and the related reductions in production costs at those units that experienced lower sales volumes, as discussed above. Cost of products sold in 2013 was further reduced due to leveraging of production costs in the lower volume environment and from benefits of specific continuous improvement projects undertaken during 2013.

Selling, General and Administrative. The increase in spending in selling, general and administrative expenses was primarily due to severance costs not related to an exit activity, relocation costs for new management members, higher professional fees for consulting and recruitment and higher foreign exchange expenses. With the exception of the foreign exchange expenses, the majority of the other discrete items are not expected to repeat in future quarters of 2013.

Interest Expense. The reduction in interest expense was due to the reduction in the interest rate charged on our variable rate loans effective with the October 2012 amendment and from lower overall debt levels in the first quarter of 2013 compared to the first quarter of 2012.

Provision for Income Taxes. The difference between the effective tax rate of 33% for the first quarter of 2013 versus the effective rate of 20% for the first quarter of 2012 was primarily due to utilization of net operating losses in 2012, which had full valuation allowances, to completely offset U.S.-based taxable income. Those valuation allowances were mostly reversed as of December 31, 2012. As such for the first quarter of 2013, income tax expense was recognized in the U.S. There was an approximate $0.6 million difference between recognizing U.S. tax expense in the first quarter of 2013 versus not recognizing U.S. tax expense in the first quarter of 2012.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2013	2012	Change
Net sales	$63,688	$72,130	$(8,442)
Foreign exchange effects				370
Volume				(8,837)
Mix				625
Price/Material inflation pass-through				(600)

Net income	$4,024	$6,934	$(2,910)

Net sales decreased during the first quarter of 2013 from the first quarter of 2012 due to lower sales volumes experienced primarily at units selling into the European and Asian automotive markets. Additionally, sales decreased in North America due to lower customer demand from inventory levels being adjusted on certain automotive platforms. The reduction in price and raw material pass-through are driven by lower levels of price increases and material inflation than experienced during the first quarter of 2012.

The segment net income in the first quarter of 2013 was negatively impacted by lost profits from lower sales volumes and not being able to fully offset fixed production costs as production declined. Partially offsetting the volume effects were benefits from specific cost reduction projects undertaken during 2013 and overall good variable cost controls in the face of lower overall volumes at those units effected by the sales declines. Additionally, the segment net income decreased due to the U.S. unit of the segment recognizing tax expense of $0.8 million in the first quarter of 2013. In the first quarter of 2012, all U.S. deferred tax assets were offset by full valuation allowances and accordingly the U.S. units did not recognize tax expense.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2013	2012	Change
Net sales	$20,743	$21,312	$(569)
Volume				(85)
Price/mix				(484)

Net income	$932	$1,639	$(707)

The majority of the decreases in sales at this segment were due to contractual price decreases for certain long-term programs. Additionally, sales volumes were flat as the incremental impacts of the new sales programs taken on in 2012 offset sales losses from other sales programs ending.

The segment was able to offset the effect of the price decreases through cost reduction projects and operational improvements as income from operations in 2013 was consistent with 2012. The reduction in segment net income was due to recording $0.5 million in tax expense during the first quarter of 2013 and from a $0.2 million gain on sale of a note receivable in 2012 without similar amounts in the comparison period. In the first quarter of 2012, all U.S. deferred tax assets were offset by full valuation allowances and accordingly the U.S. units did not recognize tax expense.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2013	2012	Change
Net sales	$9,366	$11,077	$(1,711)
Volume				(1,641)
Price/mix/material pass-through				(70)

Net income	$105	$961	$(856)

Sales were down due to lower customer demand from inventory levels being adjusted on certain automotive platforms and from certain sales programs ending. Segment net income was down due to the negative effects of lower sales volumes and not being able to fully offset fixed production costs as production declined. The segment net income was also down due to the segment recognizing tax expense of $0.1 million in the first quarter of 2013. In the first quarter of 2012, all U.S. deferred tax assets were offset by full valuation allowances and accordingly the U.S. units did not recognize tax expense.

Changes in Financial Condition

From December 31, 2012 to March 31, 2013, our total assets decreased $0.7 million and our current assets increased $2.7 million. Excluding foreign exchange effects, total assets and current assets increased approximately $2.6 million and $4.3 million, respectively, from December 31, 2012.

The majority of the increase in total and current assets was due principally to a $16.0 million increase in accounts receivable partially offset by an $11.2 million decrease in cash. Excluding the foreign exchange effects, accounts receivable was higher by $16.0 million due to the 30% increase in sales volume experienced in March and February of 2013 compared with sales levels in December and November of 2012. The days sales outstanding at March 31, 2013 was consistent with days sales outstanding at December 31, 2012. The cash balance decreased primarily from cash at our European subsidiaries being used to pay down debt. Excluding the foreign exchange effects, property, plant and equipment decreased $1.3 million, as year to date capital spending was lower than depreciation.

From December 31, 2012 to March 31, 2013, our total liabilities decreased $2.2 million. Excluding foreign exchange effects, total liabilities decreased approximately $1.0 million from December 31, 2012. The majority of the reduction was from a $5.8 million decrease in long-term and short-term debt achieved by reducing our cash balance. The debt reduction was partially offset by increases in accounts payable and income taxes payable. Accounts payable increased $2.7 million, excluding foreign exchange effects, driven by higher levels of spending for raw materials and production supplies due to increased production levels in March and February of 2013 compared to December and November of 2012. Income taxes payable increased $1.0 million due to recording the current quarter tax provision reduced by taxes paid in the quarter.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $64.9 million at March 31, 2013 as compared to $68.5 million at December 31, 2012. The ratio of current assets to current liabilities decreased from 2.17:1 at December 31, 2012 to 2.00:1 at March 31, 2013. The decrease in working capital was due primarily to the reduction in cash and the increase in accounts payable, as discussed above.

Cash used by operations was $2.5 million for the first three months of 2013 compared with cash used by operations of $1.1 million for the same period in 2012. The unfavorable variance was principally due to a decrease in net income experienced during the first three months of 2013 versus the first three months of 2012 driven by the lower sales volumes experienced in 2013.

Cash used by investing activities was $3.2 million for the first three months of 2013 compared with cash used by investing activities of $1.8 million for the same period in 2012. The difference was primarily due to 2012 including proceeds of $1.9 million for the pay-off of a note receivable and proceeds of $0.4 million for the sale of fixed assets both related to our former Tempe Plant. Additionally, in the first three months of 2013 spending on acquisitions of property plant and equipment was $0.9 million in lower than in the same period of 2012.

Cash used by financing activities was $5.9 million for the first three months of 2013, compared with cash provided by financing activities of $9.2 million for the same period in 2012. The change was primarily due to the net repayment of short-term and long-term debt in 2013 versus net borrowings of short-term and long-term debt in 2012. The net repayment of debt in 2013 was generated by reducing the cash balances of our European subsidiaries.

Liquidity and Capital Resources

Amounts outstanding under our $100.0 million credit facility and our $60.0 million of fixed rate notes as of March 31, 2013 were $32.2 million (including $2.2 million under our swing line of credit) and $31.4 million, respectively. As of March 31, 2013, we can borrow up to an additional $67.1 million under the $100.0 million credit facility (including $7.8 million under our swing line of credit) subject to limitations based on existing financial covenants. The $67.1 million of availability is net of $0.7 million of outstanding letters of credit at March 31, 2013, which are considered as usage of the facility.

We were in compliance with all covenants related to the amended and restated $100.0 million credit facility and the amended and restated $60.0 million in fixed rate notes as of March 31, 2013. The specific covenants to which we are subject and the actual results achieved for the three month period ended March 31, 2013 are stated below:

Financial Covenants	Required Covenant Level	Actual Level Achieved
Interest coverage ratio	Not to be less than 3.00 to 1.00 as of the last day of any fiscal quarter	7.87 to 1.00
Fixed charge coverage	Not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter	1.20 to 1.00
Leverage ratio	Not to exceed 2.75 to 1.00 for the most recently completed four fiscal quarters	1.72 to 1.00
Capital expenditures	Not to invest more than $26,402 during the fiscal year 2013	$3,154

Many of our locations use the Euro as their functional currency. In 2013, the fluctuation of the Euro against the U.S. Dollar favorably impacted revenue and had an unfavorable impact on net income from the transactional impact of intercompany notes denominated in Euros. As of March 31, 2013, no currency hedges were in place. Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have made planned capital expenditures totaling $3.2 million as of March 31, 2013. During 2013, we expect to spend up to $17.0 million on capital expenditures, the majority of which relate to new or expanded business. We believe that funds generated from operations and borrowings from our credit facilities will be sufficient to finance our capital expenditures and working capital needs through March 2014. We base this assertion on our current availability for borrowing of up to $67.1 million and our forecasted positive cash flow from operations for the remaining quarters of 2013.

Seasonality and Fluctuation in Quarterly Results

Historically, our net sales in the Metal Bearing Components Segment have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that have significantly slower production during the month of August.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, including those policies as discussed in Note 1 to the Annual Report. There have been no changes to these policies during the three month period ended March 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies. To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At March 31, 2013, we had $32.2 million outstanding under our variable rate revolving credit facilities and $31.4 million of fixed rate notes outstanding. See Note 7 of the Notes to Condensed Consolidated Financial Statements. At March 31, 2013, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.3 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We did not hold a position in any foreign currency hedging instruments as of March 31, 2013.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of March 31, 2013, the end of the period covered by this quarterly report.

There have been no changes in the fiscal quarter ended March 31, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As discussed more fully in our Annual Report on Form 10-K filed March 15, 2013, the ultimate impact on NN of our wholly owned German subsidiary Kugelfertigung Eltmann GbmH (“Eltmann” or “Eltmann Plant”) filing for bankruptcy will depend on the findings of the bankruptcy court. However, until such court proceedings are finalized, we will not be able to determine what liabilities and contingent obligations, if any, might remain as the responsibility of NN. Under advice from legal counsel, NN does not expect any further significant impacts on our consolidated financial statements as a result of the liquidation of this subsidiary.

Item 1.A.	Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 under Item 1.A. “Risk Factors.” There have been no material changes to these risk factors since December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

New Chief Executive Officer

On May 10, 2013, we announced that Richard D. Holder has been appointed as President and Chief Executive Officer of the Company effective June 3, 2013. The Company entered into an Executive Employment Agreement dated May 8, 2013 with Mr. Holder. Mr. Holder’s employment will commence on June 3, 2013.

We filed a Current Report on Form 8-K on May 10, 2013, that provides more information regarding Mr. Holder’s employment with NN and includes a copy of the Executive Employment Agreement as an Exhibit.

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

NN, Inc.
(Registrant)

Date: May 10, 2013	/s/ Roderick R. Baty
Roderick R. Baty,
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 10, 2013	/s/ James H. Dorton
James H. Dorton
Senior Vice President – Corporate Development and
Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: May 10, 2013	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.,
Vice President and
Chief Administrative Officer
(Duly Authorized Officer)

Date: May 10, 2013	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Vice President, Chief Accounting Officer and
Corporate Controller
(Principal Accounting Officer)