Form 10-Q
period 2013-06-30
NN INC
filed 2013-08-08
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, there were 17,272,099 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NN, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of Dollars, Except Per Share Data)	2013	2012	2013	2012
Net sales	$96,305	$98,824	$190,102	$203,343
Cost of products sold (exclusive of depreciation and amortization shown separately below)	75,751	77,848	150,268	160,817
Selling, general and administrative	8,339	8,312	17,445	16,379
Depreciation and amortization	4,294	4,389	8,825	8,846
Loss (gain) loss on disposal of assets	1	—	5	(8)

Income from operations	7,920	8,275	13,559	17,309

Interest expense	709	1,116	1,494	2,327
Other expense (income), net	(214)	(1,239)	365	(800)

Income before provision for income taxes	7,425	8,398	11,700	15,782
Provision for income taxes	2,655	1,360	4,059	2,835

Net income	4,770	7,038	7,641	12,947

Other comprehensive income:
Foreign currency translation gain (loss)	1,386	(6,552)	(419)	(3,158)

Comprehensive income	$6,156	$486	$7,222	$9,789

Basic income per common share:	$0.28	$0.41	$0.45	$0.76

Weighted average shares outstanding	17,136	17,026	17,082	16,985

Diluted income per common share:	$0.28	$0.41	$0.45	$0.76

Weighted average shares outstanding	17,172	17,139	17,115	17,097

Cash dividends per common share	$0.06	$0.00	$0.06	$0.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In Thousands of Dollars)	2013	2012
Assets
Current assets:
Cash	$5,232	$18,990
Accounts receivable, net of allowance for doubtful accounts of $457 and $311, respectively	67,521	51,628
Inventories	46,581	46,150
Other current assets	8,603	10,528

Total current assets	127,937	127,296

Property, plant and equipment, net	115,469	119,687
Goodwill, net	8,158	8,254
Intangible asset, net	900	900
Non-current deferred tax assets	5,227	6,065
Other non-current assets	3,748	3,141

Total assets	$261,439	$265,343

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,023	$37,000
Accrued salaries, wages and benefits	10,888	10,174
Current maturities of long-term debt	5,714	5,801
Income taxes payable	961	543
Other current liabilities	6,966	5,240

Total current liabilities	64,552	58,758

Non-current deferred tax liabilities	3,804	3,850
Long-term debt, net of current portion	46,000	63,715
Other non-current liabilities	11,056	10,460

Total liabilities	125,412	136,783

Total stockholders’ equity	136,027	128,560

Total liabilities and stockholders’ equity	$261,439	$265,343

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock
(In Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2013	17,044	$170	$56,880	$51,880	$19,630	$128,560
Net income	—	—	—	7,641	—	7,641
Dividends declared	—	—	—	(1,035)	—	(1,035)
Shares issued for options	138	1	185	—	—	186
Stock option expense	—	—	683	—	—	683
Restricted stock expense	90	—	411	—	—	411
Foreign currency translation loss	—	—	—	—	(419)	(419)

Balance, June 30, 2013	17,272	$171	$58,159	$58,486	$19,211	$136,027

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(In Thousands of Dollars)	2013	2012
Operating Activities:
Net income	$7,641	$12,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,825	8,846
Amortization of debt issuance costs	337	410
Loss (gain) on disposal of assets	5	(8)
Share-based compensation expense	1,094	884
Gain on settlement of long-term note receivable	—	(173)
Changes in operating assets and liabilities:
Accounts receivable	(16,036)	(5,383)
Inventories	(569)	137
Accounts payable	3,190	(7,518)
Other assets and liabilities	4,357	1,491

Net cash provided by operating activities	8,844	11,633

Investing Activities:
Acquisition of property, plant and equipment	(4,923)	(9,090)
Proceeds received from long-term note receivable	—	1,945
Proceeds from disposals of property, plant and equipment	17	368

Net cash used by investing activities	(4,906)	(6,777)

Financing Activities:
Proceeds (repayment) of short-term debt	(87)	148
Principal payment on capital lease	(66)	(57)
Proceeds from long-term debt	—	3,286
Repayment of long-term debt	(17,715)	—
Proceeds from issuance of stock	186	6

Net cash (used) provided by financing activities	(17,682)	3,383

Effect of exchange rate changes on cash flows	(14)	(773)
Net Change in Cash	(13,758)	7,466
Cash at Beginning of Period	18,990	4,536

Cash at End of Period	$5,232	$12,002

Supplemental schedule of non-cash investing and financing activities:

During the three months ended June 30, 2013, we declared cash dividends of $1,035 that were unpaid as of June 30, 2013. As such, these declared dividends have not been reflected in the 2013 cash flows.

On March 31, 2012, we accepted a $1,945 cash payment to settle a note related to the sale of equipment of our former Tempe Plant. The estimated fair value and carrying value of the note prior to the payment was $1,772. The proceeds and gain are reflected in the 2012 cash flows.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 1. Interim Financial Statements

The accompanying condensed consolidated financial statements of NN, Inc. have not been audited, except that the condensed consolidated balance sheet at December 31, 2012 was derived from our audited consolidated financial statements. In our opinion, the financial statements reflect all adjustments necessary to fairly state the results of operations for the three and six month periods ended June 30, 2013 and 2012, our financial position at June 30, 2013 and December 31, 2012, and the cash flows for the six month periods ended June 30, 2013 and 2012. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited, condensed and consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent Annual Report on Form 10-K for the year ended December 31, 2012 which we filed with the Securities and Exchange Commission on March 15, 2013. The results for the three and six month periods ended June 30, 2013 are not necessarily indicative of results for the year ending December 31, 2013 or any other future periods.

Note 2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories are comprised of the following:

	June 30,	December 31,
	2013	2012
Raw materials	$13,621	$13,013
Work in process	9,203	8,561
Finished goods	23,757	24,576

	$46,581	$46,150

Inventories on consignment at customer locations as of June 30, 2013 and December 31, 2012 totaled $3,268 and $2,644, respectively.

The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations. Any costs from abnormal excess capacity or under-utilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

Note 3. Net Income Per Share

The difference between the basic weighted average shares outstanding and the diluted weighted average shares outstanding for all periods reported are the effect of dilutive stock options calculated using the treasury stock method. The dilutive shares for the three and six month periods ended June 30, 2013 were 36 and 33, respectively. The dilutive shares for the three and six month periods ended June 30, 2012, were 113 and 112, respectively. Excluded from the dilutive shares outstanding for the three and six month periods ended June 30, 2013 were 1,554 and 1,557, respectively, of anti-dilutive options which had exercise prices ranging from $8.86 to $14.13. There were 1,296 anti-dilutive options with exercise prices ranging from $8.86 to $14.13 excluded from the dilutive shares outstanding for the three and six month periods ended June 30, 2012.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 4. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We evaluate segment performance based on segment net income or loss. We account for inter-segment sales and transfers at current market prices. We did not have any significant inter-segment transactions during the three and six month periods ended June 30, 2013 and 2012.

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended June 30, 2013
Revenues from external customers	$65,869	$21,543	$8,893	$—	$96,305

Net income (loss)	$4,847	$1,701	$46	$(1,824)	$4,770

Six Months ended June 30, 2013
Revenues from external customers	$129,557	$42,286	$18,259	$—	$190,102

Net income (loss)	$8,871	$2,633	$151	$(4,014)	$7,641

Total assets	$189,756	$41,484	$19,909	$10,290	$261,439

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended June 30, 2012
Revenues from external customers	$65,768	$22,561	$10,495	$—	$98,824

Net income (loss)	$6,250	$1,911	$800	$(1,923)	$7,038

Six Months ended June 30, 2012
Revenues from external customers	$137,898	$43,873	$21,572	$—	$203,343

Net income (loss)	$13,215	$3,550	$1,760	$(5,578)	$12,947

Total assets	$198,615	$41,490	$21,249	$3,404	$264,758

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

The amounts shown in the table below represent the combined actual liabilities at June 30, 2013 and December 31, 2012, reported under Other non-current liabilities in the Condensed Consolidated Balance Sheets.

	June 30, 2013	December 31, 2012
Beginning balance	$6,930	$7,705
Amounts accrued	507	574
Payments to employees/government managed plan	(668)	(1,477)
Foreign currency impacts	(59)	128

Ending balance	$6,710	$6,930

Note 6. New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued accounting guidance to enhance the disclosure of amounts reclassified out of accumulated other comprehensive income. The new disclosure guidelines require the presentation of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income in the event the amount reclassified is required to be reclassified in its entirety in the same reporting period. The presentation can be on the face of the statement where net income is presented or in the notes and reported by component. For amounts not required to be reclassified in its entirety in the same reporting period to net income, an entity is required to cross-reference other required disclosures. This guidance is effective for reporting periods beginning after December 15, 2012. We have concluded that the new guidance did not have an impact on our financial position or results of operations.

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

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 7. Long-Term Debt and Short-Term Debt

Long-term debt and short-term debt at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Borrowings under our $100,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.25% at June 30, 2013) plus an applicable margin of 1.50% at June 30, 2013, expiring October 26, 2017.	$26,000	$38,087

Borrowings under our $40,000 aggregate principal amount of fixed rate notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	5,714	11,429

Borrowings under our $20,000 aggregate principal amount of fixed rate notes bearing interest at a fixed rate of 4.64% maturing on December 20, 2018. Annual principal payments of $4,000 will begin on December 22, 2014 and extend through the date of maturity.	20,000	20,000

Total debt	51,714	69,516

Less current maturities of long-term debt	5,714	5,801

Long-term debt, excluding current maturities of long-term debt	$46,000	$63,715

On October 26, 2012, we amended our $100,000 revolving credit facility agented by KeyBank and our fixed rate notes with Prudential Capital in order to take advantage of lower interest rates, to extend the maturity of the revolving credit facility to October 26, 2017, and to remove certain restrictions on acquisitions, payments of dividends and stock repurchases. The amended interest rates on our revolving credit facility are LIBOR plus an applicable margin of 1.25% to 2.25% (depending on the level of debt to earnings before taxes, interest and depreciation (“EBITDA”)). Prior to the October 26, 2012 amendment, the $100,000 revolving credit facility interest rate was LIBOR plus a margin of 2.50% to 3.50% (depending on the level of debt to EBITDA). The interest rate on our $40,000 aggregate fixed rate notes, of which $5,714 was outstanding as of June 30, 2013, was reduced from 5.39% to 4.89%. The amended agreements allow us to undertake acquisitions, pay dividends, and repurchase stock provided we are in compliance with specified covenants. Additionally, the minimum fixed charge coverage ratio will remain at “not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter” for the full terms of the amended agreements.

The $100,000 revolving credit facility may be expanded upon our request with approval of the lenders by up to $35,000 under the same terms and conditions. The loan agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. The facility has a $10,000 swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility. As of June 30, 2013 and December 31, 2012, $1,810 and $2,012, respectively of net capitalized loan origination costs related to the revolving credit facility were recorded on the balance sheet within other non-current assets.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

The $40,000 and $20,000 fixed rate agreements contain customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. We incurred costs as a result of issuing these notes which have been recorded on the condensed consolidated balance sheet within other non-current assets and are being amortized over the term of the notes. The unamortized balance at June 30, 2013 and December 31, 2012 was $76 and $157, respectively.

Note 8. Goodwill, net

The changes in the carrying amount of goodwill, net for the six month period ended June 30, 2013 are as follows:

(In Thousands of Dollars)	Metal Bearing Components Segment
Balance as of January 1, 2013	$8,254
Currency translation impacts	(96)

Balance as of June 30, 2013	$8,158

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. As of June 30, 2013, there are no indications of impairment at the remaining reporting unit with a goodwill balance.

Note 9. Intangible Assets, Net

The Precision Metal Components Segment has an indefinite lived intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway. The intangible asset balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. There are no indicators of impairment for this indefinite lived intangible asset as of June 30, 2013.

Note 10. Shared-Based Compensation

During the three and six month periods ended June 30, 2013 and 2012, approximately $664 and $1,094 in 2013 and $525 and $884 in 2012, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards. During the six month period ended June 30, 2013, there were 95 share awards and 354 options awards to non-executive directors, officers and certain other key employees. During the six month period ended June 30, 2012, there were 75 share awards and 285 options awards to non-executive directors, officers and certain other key employees.

The restricted shares granted during the six month periods ended June 30, 2013 and 2012, vest pro-rata over three years. During the six month periods ended June 30, 2013 and 2012, we incurred $411 and $365, respectively, in expense related to restricted stock. The fair value of the shares issued was determined by using the grant date closing price of our common stock.

We incurred $683 and $519 of stock option expense in the six month periods ended June 30, 2013 and 2012, respectively. The fair value of our options cannot be determined by market value, as our options are not traded in an open market. Accordingly, the Black Scholes financial pricing model is utilized to estimate the fair value.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

The following table provides a reconciliation of option activity for the six month period ended June 30, 2013:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	1,384	$9.94
Granted	353	$9.81
Exercised	(138)	$1.35
Forfeited or expired	(9)	$9.36

Outstanding at June 30, 2013	1,590	$10.66	6.1	$2,078	(1)

Exercisable at June 30, 2013	1,023	$11.04	4.3	$1,114	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at June 30, 2013.

Note 11. Provision for Income Taxes

For the six month period ended June 30, 2013, our effective tax rate of 35% was consistent with the U.S. federal statutory tax rate of 34%. For the six month period ended June 30, 2012, the difference between the U.S. federal statutory tax rate of 34% and our effective tax rate of 18% was primarily due to utilization of the fully reserved net operating losses to offset U.S. based taxable income, which lowered tax expense by approximately $2,200. Additionally, the effective tax rate was impacted by non-U.S. based earnings being taxed at lower rates, which reduced tax expense by approximately $657.

Effective December 31, 2012, we have removed the valuation allowance on the majority of the deferred tax assets of our U.S. units as discussed in our Annual Report on Form 10-K filed March 15, 2013. As such, during the three and six month periods ended June 30, 2013, we recognized tax expenses and benefits at our U.S. units. During the three and six months ended June 30, 2012, we continued to place a valuation allowance on all of the net deferred tax assets of our U.S. units, the balance of which approximated $10,300 at June 30, 2012. During the three and six month periods ended June 30, 2012, the valuation allowance on a portion of these deferred tax assets was reversed to offset pre-tax income of approximately $3,800 and $6,000, respectively, resulting in zero tax expense for the U.S. units in those periods.

As of June 30, 2013, we do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

Note 12. Commitments and Contingencies

All legal proceedings, with the exception of the bankruptcy of our German subsidiary discussed below, are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes. The procedures performed include reviewing attorney and plaintiff correspondence, reviewing any filings made and discussing the facts of the case with local management and legal counsel. In the aggregate, we estimate the range of potential liabilities to be $0 to approximately $3,000 assuming every case were to be decided against us. We have recognized loss contingencies of approximately $650 and $500 at June 30, 2013 and December 31, 2012, respectively, which we believe are adequate to cover all probable liabilities to be incurred by all of the cases in the aggregate.

As discussed more fully in our Annual Report on Form 10-K filed March 15, 2013, the ultimate impact on NN of our wholly owned German subsidiary Kugelfertigung Eltmann GbmH (“Eltmann” or “Eltmann Plant”) filing for bankruptcy will depend on the findings of the bankruptcy court. However, until such court proceedings are finalized, we will not be able to determine what liabilities and contingent obligations,

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

if any, might remain as the responsibility of NN. Under advice from legal counsel, we do not expect any further significant impacts on our condensed consolidated financial statements as a result of the liquidation of this subsidiary.

Note 13. Fair Value of Financial Instruments

The fair values of our fixed rate long-term borrowings are calculated by using a discounted cash flow analysis factoring in current market borrowing rates for similar types of borrowing arrangements considering our credit profile. The carrying value of our variable rate long-term borrowings is a reasonable approximation of fair value due to the variable interest rates. The fair value of our fixed rate and variable rate borrowings is determined using Level 2 inputs under the U.S. GAAP fair value hierarchy. The carrying amounts and fair values of our long-term debt are in the table below:

	June 30, 2013		December 31, 2012
(In Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate long-term debt	$26,000	$26,000	$38,087	$38,087
Fixed rate long-term debt	$25,714	$26,639	$31,429	$32,818

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2013	2012	Change
Net sales	$96,305	$98,824	$(2,519)
Foreign exchange effects				808
Volume				(2,732)
Price/ material inflation pass-through				(779)
Mix				184

Cost of products sold (exclusive of depreciation and amortization shown separately below)	75,751	77,848	(2,097)
Foreign exchange effects				637
Volume				(1,545)
Cost reduction projects and other cost changes				(1,675)
Mix				502
Inflation				(16)

Selling, general and administrative	8,339	8,312	27

Depreciation and amortization	4,294	4,389	(95)
Interest expense	709	1,116	(407)
Loss on disposal of assets	1	—	1
Other income, net	(214)	(1,239)	1,025

Income before provision for income taxes	7,425	8,398	(973)
Provision for income taxes	2,655	1,360	1,295

Net income	$4,770	$7,038	$(2,268)

Net Sales. Net sales decreased during the second quarter of 2013 from the second quarter of 2012 principally due to lower sales volumes. Our businesses continue to be effected by the depressed European automotive market and slowing overall economic growth in Asia which is unfavorably impacting our current sales levels. However, the quarter over quarter impacts were more related to customer and platform specific items and due to certain segments deemphasizing lower-margin non-strategic programs. Despite the European automotive weakness, during the second quarter of 2013, we began to experience positive sales momentum in Europe due to better overall market penetration with our customers and from increased demand in the European heavy truck market. The reduction in price and raw material pass-through (when compared with the second quarter of 2012) was driven mainly by lower levels of material inflation in our businesses which led to lower pass-through to our customers.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). A large portion of the decrease was from the lower sales volumes and the related reductions in production costs at those units that experienced lower sales volumes, as discussed above. Cost of products sold in 2013 was further reduced from benefits of specific continuous improvement projects undertaken during the second half of 2012 and 2013.

Interest Expense. The reduction in interest expense was due to the reduction in the interest rate charged on our variable rate loans effective with the October 2012 amendment and from lower overall debt levels in the second quarter of 2013 compared to the second quarter of 2012.

Other income, net. Included in other income, net, during the second quarter of 2012, was $1.1 million related to foreign exchange gains on inter-company loans. During the second quarter of 2013, inter-company loans generated foreign exchange gains of $0.2 million. The gains are a function of the appreciation of the Euro versus the U.S. Dollar.

Provision for Income Taxes. The difference between the effective tax rate of 36% for the second quarter of 2013 versus the effective rate of 16% for the second quarter of 2012 was primarily due to utilization of net operating losses in 2012, which had full valuation allowances, to completely offset U.S.-based taxable income. Those valuation allowances were reversed as of December 31, 2012. As such for the second quarter of 2013, income tax expense was recognized at our U.S operations. There was an approximate $1.2 million difference between recognizing tax expense at our U.S. operations in the second quarter of 2013 versus not recognizing tax expense at our U.S. operations in the second quarter of 2012.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended June 30,
	2013	2012	Change
Net sales	$65,869	$65,768	$101
Foreign exchange effects				808
Volume				(314)
Mix				272
Price/Material inflation pass-through				(665)

Net income	$4,847	$6,250	$(1,403)

Net sales decreased during the second quarter of 2013 as compared to the second quarter of 2012 due to reductions in price and raw material pass-through. These reductions were driven by lower levels of incurred material inflation, which lead to lower pass-throughs given to our customers. Lower sales volumes were less of an impact in the second quarter of 2013. We began to experience positive sales momentum in Europe during the second quarter of 2013, due to better overall market penetration with our customers and from increased demand in the European heavy truck market. The second quarter of 2013 sales were higher than the first quarter of 2013 due to this positive momentum in Europe and sequential higher sales volumes to certain customers in the North American automotive market of this segment.

The main driver of the lower segment net income was the impact of the U.S. unit of the segment recognizing tax expense of $1.0 million in the second quarter of 2013. In the second quarter of 2012, all the deferred tax assets of our U.S. units were offset by full valuation allowances and accordingly the U.S. unit did not recognize tax expense. In addition to the tax effects, the segment net income was reduced by $0.2 million due to reductions in price and material pass-through and $0.1 million due to lower sales volume.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended June 30,
	2013	2012	Change
Net sales	$21,543	$22,561	$(1,018)
Volume				(823)
Price/mix				(195)

Net income	$1,701	$1,911	$(210)

The lower sales volumes in the second quarter of 2013 were due to the segment deemphasizing certain non – strategic platforms subsequent to the second quarter of 2012 in an effort to improve operating performance and profit margins. Additionally, we had a decline in our HVAC business during the second quarter of 2013 due to lower weather-related seasonal demand. Partially offsetting these reductions were increases in demand with certain customers in the North American automotive market during the second quarter of 2013.

The main driver of the lower segment net income was the impact of the segment recognizing U.S. tax expense of $0.7 million in the second quarter of 2013. In the second quarter of 2012, all the deferred tax assets of our U.S. units were offset by full valuation allowances and accordingly the U.S. units did not recognize tax expense. Additionally, the reduction in sales volume unfavorably impacted segment net income by $0.2 million. Partially offsetting the negative tax and volume effects were favorable impacts on segment net income, totaling $0.7 million, from continuous improvement projects undertaken in the second half of 2012 and 2013 and other operational improvements including exiting lower margin non-strategic products.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended June 30,
	2013	2012	Change
Net sales	$8,893	$10,495	$(1,602)
Volume				(1,638)
Price/mix				36

Net income	$46	$800	$(754)

Sales were down due to lower volume from certain sales programs ending, deemphasizing certain low margin platforms and the timing of demand at certain industrial product customers. Segment net income was down $0.5 million due to the negative effects of lower sales volumes and not being able to fully offset fixed production costs as production declined. Additionally, the 2012 segment net income would have been $0.3 million lower if the units of this segment recognized U.S. tax expenses during the second quarter of 2012. In the second quarter of 2012, all the deferred tax assets of our U.S. units were offset by full valuation allowances and accordingly the U.S. units did not recognize tax expense.

Results of Operations

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2013	2012	Change
Net sales	$190,102	$203,343	$(13,241)
Foreign exchange effects				1,178
Volume				(13,295)
Price/material inflation pass-through				(1,933)
Mix				809

Cost of products sold (exclusive of depreciation and amortization shown separately below)	150,268	160,817	(10,549)
Foreign exchange effects				930
Volume				(8,835)
Cost reduction projects and other cost changes				(3,696)
Mix				1,283
Inflation				(231)

Selling, general and administrative	17,445	16,379	1,066
Foreign exchange effects				61
Severance costs not related to an exit activity				660
Increase in spending				345

Depreciation and amortization	8,825	8,846	(21)
Interest expense	1,494	2,327	(833)
Loss (gain) on disposal of assets	5	(8)	13
Other expense (income), net	365	(800)	1,165

Income before provision for income taxes	11,700	15,782	(4,082)
Provision for income taxes	4,059	2,835	1,224

Net income	$7,641	$12,947	$(5,306)

Net Sales. Net sales decreased during the first six months of 2013 from the first six months of 2012 principally due to lower sales volumes experienced primarily at units selling into the European and Asian automotive markets. The reductions in sales volumes were due to macro-economic issues within Europe, slowing Asian macro-economic growth, and overall lower automotive demand in Europe. Despite the European automotive weakness, during the second quarter of 2013, we began to experience positive sales momentum in Europe due to better overall market penetration with our customers and from increased demand in the European heavy truck market. Beyond the issues in Europe and Asia, our sales volumes have been impacted by lower sales related to customer and platform specific items, our customers reducing their inventory levels and due to certain segments deemphasizing lower margin non-strategic programs. The reduction in price and raw material pass-through were driven by lower levels of material inflation incurred in 2013, when compared with 2012, which led to lower pass-through to our customers.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). The majority of the decrease was from the lower sales volumes and the related reductions in production costs at those units that experienced lower sales volumes, as discussed above. Cost of products sold in 2013 was further reduced due to leveraging of production costs in the lower volume environment and from benefits of specific continuous improvement projects undertaken during the second half of 2012 and 2013.

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

Interest Expense. The reduction in interest expense was due to the reduction in the interest rate charged on our variable rate loans effective with the October 2012 amendment and from lower overall debt levels in the first six months of 2013 compared to the first six months of 2012.

Other Expense (Income), net. Included in other expense (income), net, during the six months ended June 30, 2012, was $0.4 million related to foreign exchange gains on inter-company loans. Additionally, the 2012 balance included $0.2 million in gains realized with receipt of the final payment of a note receivable. During the six months ended June 30, 2013, inter-company loans generated foreign exchange losses of $0.3 million. The gains and losses are primarily a function of the appreciation or depreciation of the Euro versus the U.S. Dollar.

Provision for Income Taxes. The difference between the effective tax rate of 35% for the first six months of 2013 versus the effective rate of 18% for the first six months of 2012 was primarily due to utilization of net operating losses in 2012, which had full valuation allowances, to completely offset U.S.-based taxable income. Those valuation allowances were reversed as of December 31, 2012. As such for the first six months of 2013, income tax expense was recognized at our U.S. operations. There was an approximate $1.8 million difference between recognizing tax expense at our U.S. operations in the first six months of 2013 versus not recognizing tax expense at our U.S. operations in the first six months of 2012.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Six months ended June 30,
	2013	2012	Change
Net sales	$129,557	$137,898	$(8,341)
Foreign exchange effects				1,178
Volume				(9,149)
Mix				897
Price/material inflation pass-through				(1,267)

Net income	$8,871	$13,215	$(4,344)

The majority of the reduction in net sales was due to lower sales volumes experienced at units selling into the European and Asian automotive markets primarily during the first quarter of 2013 versus the first quarter of 2012. Additionally, sales decreased due a reduction in price and raw material pass-through driven by lower levels of price increases and material inflation incurred by our businesses and passed on to our customers in 2013 versus 2012. Lower sales volumes were less of an impact in the second quarter of 2013 than in the first quarter. We began to experience positive sales momentum in Europe, during the second quarter of 2013, due to better overall market penetration with our customers and from increased demand in the European heavy truck market. The second quarter of 2013 sales were higher than the first quarter of 2013 due to this positive momentum in Europe and sequentially stronger sales volumes to customers in the North American automotive market of this segment.

The segment net income in the first six months of 2013 was negatively impacted by $2.2 million due to lost profits from lower sales volumes and not being able to fully offset fixed production costs as production declined. Additionally, segment net income was unfavorably impacted due to the U.S. unit of the segment recognizing tax expense of $1.9 million in the first six months of 2013. In the first six months of 2012, all the deferred tax assets of our U.S. units were offset by full valuation allowances and accordingly the U.S. unit did not recognize tax expense. In addition to the tax effects, the segment net income was reduced by $0.3 due to reductions in price and material pass through and by $0.4 million in severance costs. Partially offsetting these unfavorable effects were $0.7 million in continuous improvement projects, net of non-material inflation.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Six months ended June 30,
	2013	2012	Change
Net sales	$42,286	$43,873	$(1,587)
Volume				(908)
Price/mix				(679)

Net income	$2,633	$3,550	$(917)

The lower sales volumes were due to the segment deemphasizing certain non-strategic platforms subsequent to the second quarter of 2012 in an effort to improve operating performance and margins. Additionally, we had a decline in our HVAC business during the second quarter of 2013 due to lower weather-related seasonal demand. Partially offsetting these reductions were increases in demand with certain customers in the North American automotive market during the second quarter 2013. The majority of the decreases in price/mix at this segment were due to contractual price decreases for certain long-term programs.

The reduction in segment net income was primarily due to recording $1.3 million in U.S. tax expense during the first six months of 2013 and from a $0.2 million gain on sale of a note receivable in 2012 without similar amounts in the comparison period. In the first six months of 2012, all the deferred tax assets of our U.S. units were offset by full valuation allowances and accordingly the U.S. units did not recognize tax expense. Beyond the tax effects, the segment was able to more than offset the effects of the price decreases and sales mix ($0.4 million) and lower sales volumes ($0.2 million) through cost reduction projects and operational improvements totaling $1.1 million as income from operations in 2013 was higher than 2012.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Six months ended June 30,
	2013	2012	Change
Net sales	$18,259	$21,572	$(3,313)
Volume				(3,279)
Price/material pass-through				(34)

Net income	$151	$1,760	$(1,609)

Sales were down due to lower sales volume from inventory levels being adjusted on certain automotive platforms, from deemphasizing certain low margin platforms, from certain sales programs ending and from timing of demand at certain industrial product customers. Segment net income was down due to the negative effects of lower sales volumes ($0.9 million) and not being able to fully offset fixed production costs as production declined. Additionally, the 2012 segment net income would have been $0.6 million lower if the units of this segment recognized U.S. tax expenses during the first six months of 2012. In the first six months of 2012, all the deferred tax assets of our U.S. units were offset by full valuation allowances and accordingly the U.S. units did not recognize tax expense.

Changes in Financial Condition

From December 31, 2012 to June 30, 2013, our total assets decreased $3.9 million and our current assets increased $0.6 million. Excluding foreign exchange effects, total assets decreased approximately $3.0 million and current assets increased approximately $1.0 million from December 31, 2012.

The majority of the increase in current assets was due principally to a $15.9 million increase in accounts receivable partially offset by a $13.8 million decrease in cash. Excluding the foreign exchange effects, accounts receivable was higher by $16.0 million due to the 30% increase in sales volume experienced in the second quarter of 2013 compared with sales levels in the fourth quarter of 2012. The days sales outstanding at June 30, 2013 was consistent with days sales outstanding at December 31, 2012. The cash balance decreased to pay down debt. Excluding the foreign exchange effects, property, plant and equipment decreased $3.7 million, as year to date capital spending was lower than depreciation.

From December 31, 2012 to June 30, 2013, our total liabilities decreased $11.4 million. Excluding foreign exchange effects, total liabilities decreased approximately $11.1 million from December 31, 2012. The majority of the reduction was from a $17.8 million decrease in long-term and short-term debt achieved by reducing our cash balance and from using operating cash flows incurred during the first six months of 2013. The debt reduction was partially offset by increases in accounts payable and other current liabilities. Accounts payable increased $3.2 million, excluding foreign exchange effects, driven by higher levels of spending for raw materials and production supplies due to increased production levels in the second quarter of 2013 compared to the fourth quarter of 2012. Other current liabilities increased $1.7 million due to recording dividends payable of $1.0 million plus certain accruals increasing driven by higher levels of spending from increased sales and production during the second quarter of 2013 when compared to the fourth quarter of 2012.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $63.4 million at June 30, 2013 as compared to $68.5 million at December 31, 2012. The ratio of current assets to current liabilities decreased from 2.17:1 at December 31, 2012 to 1.98:1 at June 30, 2013. The decrease in working capital was due primarily to the reduction in cash and the increases in accounts payable and other current liabilities, as discussed above.

Cash provided by operations was $8.8 million for the first six months of 2013 compared with cash provided by operations of $11.6 million for the same period in 2012. The unfavorable variance was principally due to a decrease in net income experienced during the first six months of 2013 versus the first six months of 2012 driven by the lower sales volumes experienced in 2013.

Cash used by investing activities was $4.9 million for the first six months of 2013 compared with cash used by investing activities of $6.8 million for the same period in 2012. The difference was primarily due to the first six months of 2013 spending on acquisitions of property plant and equipment being $4.2 million lower than in the same period of 2012. Partially offsetting the lower spending in 2013 was the inclusion in 2012 of proceeds of $1.9 million from the pay-off of a note receivable and proceeds of $0.4 million from the sale of fixed assets both related to our former Tempe Plant.

Cash used by financing activities was $17.7 million for the first six months of 2013, compared with cash provided by financing activities of $3.4 million for the same period in 2012. The change was primarily due to the net repayment of short-term and long-term debt in 2013 versus net borrowings of short-term and long-term debt in 2012. The net repayment of debt in 2013 was generated by reducing the cash balances and from cash flow provided by operations.

Liquidity and Capital Resources

Amounts outstanding under our $100.0 million credit facility and our $60.0 million of fixed rate notes as of June 30, 2013 were $26.0 million (including $0.0 million under our swing line of credit) and $25.7 million, respectively. As of June 30, 2013, we can borrow up to an additional $73.3 million under the $100.0 million credit facility (including $10.0 million under our swing line of credit) subject to limitations based on existing financial covenants. The $73.3 million of availability is net of $0.7 million of outstanding letters of credit at June 30, 2013, which are considered as usage of the facility.

We were in compliance with all covenants related to the amended and restated $100.0 million credit facility and the amended and restated $60.0 million in fixed rate notes as of June 30, 2013. The specific covenants to which we are subject and the actual results achieved for the six month period ended June 30, 2013 are stated below:

Financial Covenants	Required Covenant Level	Actual Level Achieved
Interest coverage ratio	Not to be less than 3.00 to 1.00 as of the last day of any fiscal quarter	8.24 to 1.00
Fixed charge coverage	Not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter	1.50 to 1.00
Leverage ratio	Not to exceed 2.75 to 1.00 for the most recently completed four fiscal quarters	1.47 to 1.00
Capital expenditures	Not to invest more than $26,402 during the fiscal year 2013	$4,923

Many of our locations use the Euro as their functional currency. In 2013, the fluctuation of the Euro against the U.S. Dollar favorably impacted revenue and had an unfavorable impact on net income from the transactional impact of intercompany notes denominated in Euros. As of June 30, 2013, no currency hedges were in place. Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have made planned capital expenditures totaling $4.9 million as of June 30, 2013. During 2013, we expect to spend up to $17.0 million on capital expenditures, the majority of which relate to new or expanded business. Due to the timing of capital projects we expect that spending in the second half of the year will be heavier than the first half. We believe that funds generated from operations and borrowings from our credit facilities will be sufficient to finance our capital expenditures and working capital needs through June 2014. We base this assertion on our current availability for borrowing of up to $73.3 million and our forecasted positive cash flow from operations for the remaining quarters of 2013.

Seasonality and Fluctuation in Quarterly Results

Historically, our net sales in the Metal Bearing Components Segment have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that have significantly slower production during the month of August.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, including those policies as discussed in Note 1 to the Annual Report. There have been no changes to these policies during the six month period ended June 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies. To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At June 30, 2013, we had $26.0 million outstanding under our variable rate revolving credit facilities and $25.7 million of fixed rate notes outstanding. See Note 7 of the Notes to Condensed Consolidated Financial Statements. At June 30, 2013, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.3 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We did not hold a position in any foreign currency hedging instruments as of June 30, 2013.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of June 30, 2013, the end of the period covered by this quarterly report.

There have been no changes in the fiscal quarter ended June 30, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

All legal proceedings, with the exception of the bankruptcy of our German subsidiary discussed below, are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes. The procedures performed include reviewing attorney and plaintiff correspondence, review any filings made and discussing the facts of the case with local management and legal counsel. In the aggregate, we estimate the range of potential liabilities to be $0 to approximately $3.0 million assuming every case were to be decided against us. We have recognized loss contingencies of approximately $0.6 million and $0.5 million at June 30, 2013 and December 31, 2012, respectively, which we believe are adequate to cover all probable liabilities to be incurred by all of the cases in the aggregate.

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

New Chief Executive Officer

In May 2013, we announced that Richard D. Holder was appointed as President and Chief Executive Officer of the Company effective June 3, 2013. The Company entered into an Executive Employment Agreement dated May 8, 2013 with Mr. Holder. Mr. Holder’s employment commenced on June 3, 2013.

We filed a Current Report on Form 8-K on May 10, 2013, that provided more information regarding Mr. Holder’s employment with NN and included a copy of the Executive Employment Agreement as an Exhibit.

Item 6.	Exhibits

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: August 8, 2013	/s/ Richard D. Holder
Richard D. Holder,
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 8, 2013	/s/ James H. Dorton
James H. Dorton
Senior Vice President – Corporate Development and
Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: August 8, 2013	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.,
Vice President and
Chief Administrative Officer
(Duly Authorized Officer)

Date: August 8, 2013	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Vice President, Chief Accounting Officer and
Corporate Controller
(Principal Accounting Officer)