Form 10-Q
period 2013-09-30
NN INC
filed 2013-11-08
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 5, 2013, there were 17,452,233 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NN, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of Dollars, Except Per Share Data)	2013	2012	2013	2012
Net sales	$93,023	$86,586	$283,125	$289,929
Cost of products sold (exclusive of depreciation and amortization shown separately below)	73,020	68,426	223,288	229,243
Selling, general and administrative	8,099	7,886	25,544	24,266
Depreciation and amortization	4,110	4,357	12,935	13,203
Loss (gain) loss on disposal of assets	—	—	5	(8)

Income from operations	7,794	5,917	21,353	23,225
Interest expense	655	1,061	2,149	3,388
Other expense (income), net	(281)	765	84	(36)

Income before provision for income taxes	7,420	4,091	19,120	19,873
Provision for income taxes	2,368	976	6,427	3,811

Net income	5,052	3,115	12,693	16,062
Other comprehensive income:
Foreign currency translation gain	2,478	3,374	2,059	216

Comprehensive income	$7,530	$6,489	$14,752	$16,278

Basic income per common share:	$0.29	$0.18	$0.74	$0.94

Weighted average shares outstanding	17,302	17,044	17,125	16,999

Diluted income per common share:	$0.29	$0.18	$0.74	$0.94

Weighted average shares outstanding	17,450	17,150	17,180	17,105

Cash dividends per common share	$0.06	$0.00	$0.12	$0.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In Thousands of Dollars)	2013	2012
Assets
Current assets:
Cash	$4,468	$18,990
Accounts receivable, net of allowance for doubtful accounts of $471 and $311, respectively	65,783	51,628
Inventories	48,109	46,150
Other current assets	8,411	10,528

Total current assets	126,771	127,296
Property, plant and equipment, net	117,488	119,687
Goodwill, net	8,437	8,254
Intangible asset, net	900	900
Non-current deferred tax assets	4,079	6,065
Other non-current assets	3,755	3,141

Total assets	$261,430	$265,343

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	43,172	$37,000
Accrued salaries, wages and benefits	11,716	10,174
Current maturities of long-term debt	5,714	5,801
Income taxes payable	2,194	543
Other current liabilities	6,438	5,240

Total current liabilities	69,234	58,758
Non-current deferred tax liabilities	3,975	3,850
Long-term debt, net of current portion	33,000	63,715
Other non-current liabilities	10,368	10,460

Total liabilities	116,577	136,783
Total stockholders’ equity	144,853	128,560

Total liabilities and stockholders’ equity	261,430	$265,343

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock
(In Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2013	17,044	$170	$56,880	$51,880	$19,630	$128,560
Net income	—	—	—	12,693	—	12,693
Dividends declared	—	—	—	(2,073)	—	(2,073)
Shares issued for option exercises	283	2	1,946	—	—	1,948
Stock option expense	—	—	1,060	—	—	1,060
Restricted stock expense	90	2	604	—	—	606
Foreign currency translation loss	—	—	—	—	2,059	2,059

Balance, September 30, 2013	17,417	$174	$60,490	$62,500	$21,689	$144,853

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(In Thousands of Dollars)	2013	2012
Operating Activities:
Net income	12,693	$16,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,935	13,203
Amortization of debt issuance costs	437	627
Loss (gain) on disposal of assets	5	(8)
Share-based compensation expense	1,666	1,394
Gain on settlement of long-term note receivable	—	(173)
Changes in operating assets and liabilities:
Accounts receivable	(13,412)	3,097
Inventories	(1,408)	(161)
Accounts payable	5,591	(12,479)
Other assets and liabilities	7,153	1,100

Net cash provided by operating activities	25,660	22,662

Investing Activities:
Acquisition of property, plant and equipment	(9,057)	(12,402)
Proceeds received from long-term note receivable	—	1,945
Proceeds from disposals of property, plant and equipment	3	356

Net cash used by investing activities	(9,054)	(10,101)

Financing Activities:
Repayment of short-term debt	(87)	(177)
Principal payment on capital lease	(100)	(87)
Proceeds from long-term debt	—	6,298
Repayment of long-term debt	(30,715)	(9,212)
Dividends paid	(2,073)	—
Proceeds from issuance of stock	1,948	21

Net cash used by financing activities	(31,027)	(3,157)

Effect of exchange rate changes on cash flows	(101)	272
Net Change in Cash	(14,522)	9,676
Cash at Beginning of Period	18,990	4,536

Cash at End of Period	4,468	$14,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 1. Interim Financial Statements

The accompanying condensed consolidated financial statements of NN, Inc. have not been audited, except that the condensed consolidated balance sheet at December 31, 2012 was derived from our audited consolidated financial statements. In our opinion, these financial statements reflect all adjustments necessary to fairly state the results of operations for the three and nine month periods ended September 30, 2013 and 2012, our financial position at September 30, 2013 and December 31, 2012, and the cash flows for the nine month periods ended September 30, 2013 and 2012 on a basis consistent with our audited financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited, condensed and consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent Annual Report on Form 10-K for the year ended December 31, 2012 which we filed with the Securities and Exchange Commission on March 15, 2013. The results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of results for the year ending December 31, 2013 or any other future periods.

Note 2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories are comprised of the following:

	September 30,	December 31,
	2013	2012
Raw materials	$14,327	$13,013
Work in process	9,408	8,561
Finished goods	24,374	24,576

	$48,109	$46,150

Inventories on consignment at customer locations as of September 30, 2013 and December 31, 2012 totaled $4,035 and $2,644, respectively.

The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations. Any costs from abnormal excess capacity or under-utilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

Note 3. Net Income Per Share

The difference between the basic weighted average shares outstanding and the diluted weighted average shares outstanding for all periods reported are the effect of dilutive stock options calculated using the treasury stock method. The dilutive shares for the three and nine month periods ended September 30, 2013 were 148 and 55, respectively. The dilutive shares for both the three and nine month periods ended September 30, 2012, were 106. Excluded from the dilutive shares outstanding for the three and nine month periods ended September 30, 2013 were 1,297 and 1,390, respectively, of anti-dilutive options which had exercise prices ranging from $8.54 to $14.13. There were 1,290 anti-dilutive options with exercise prices ranging from $8.86 to $14.13 excluded from the dilutive shares outstanding for both the three and nine month periods ended September 30, 2012.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 4. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except for the allocation of interest to certain segments. In order to enhance the analysis of segment operating performance, from the third quarter of 2013 interest costs that were previously allocated to certain segments will be reported under Corporate and Consolidations. The 2013 and 2012 segment information below has been amended for this change in segment reporting. We evaluate segment performance based on segment net income or loss. We account for inter-segment sales and transfers at current market prices. We did not have any significant inter-segment transactions during the three and nine month periods ended September 30, 2013 and 2012.

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended September 30, 2013
Revenues from external customers	$64,817	$18,790	$9,416	$—	$93,023
Net income (loss)	$5,468	$1,337	$4	$(1,757)	$5,052
Nine Months ended September 30, 2013
Revenues from external customers	$194,374	$61,076	$27,675	$—	$283,125
Net income (loss)	$14,339	$4,205	$462	$(6,313)	$12,693
Total assets	$193,270	$39,440	$17,734	$10,986	$261,430

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended September 30, 2012
Revenues from external customers	$58,298	$17,132	$11,156	$—	$86,586
Net income (loss)	$4,503	$1,894	$484	$(3,766)	$3,115
Nine Months ended September 30, 2012
Revenues from external customers	$196,196	$61,005	$32,728	$—	$289,929
Net income (loss)	$17,718	$6,055	$2,725	$(10,436)	$16,062
Total assets	$199,063	$37,830	$20,629	$3,542	$261,064

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

The amounts shown in the table below represent the combined actual liabilities at September 30, 2013 and December 31, 2012, reported under Other non-current liabilities in the Condensed Consolidated Balance Sheets.

	September 30, 2013	December 31, 2012
Beginning balance	$6,930	$7,705
Amounts accrued	846	574
Payments to employees/government managed plan	(1,059)	(1,477)
Foreign currency impacts	158	128

Ending balance	$6,875	$6,930

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

In March 2013, the Financial Accounting Standards Board issued amended accounting guidance that addresses the release of cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business (other than an in-substance real estate sale or oil/gas mineral rights) within a foreign entity. The cumulative translation adjustments should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, in the event of a step acquisition when the acquirer obtains control of an acquiree in which it held an equity interest immediately prior to the acquisition, the cumulative translation adjustments would be released into net income. This guidance is effective prospectively for reporting periods beginning after December 15, 2013. We have concluded that the new guidance will not have an impact on our financial position or results of operations.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 7. Long-Term Debt and Short-Term Debt

Long-term debt and short-term debt at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Borrowings under our $100,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.25% at September 30, 2013) plus an applicable margin of 1.50% at September 30, 2013, expiring October 26, 2017.	$13,000	$38,087
Borrowings under our $40,000 aggregate principal amount of fixed rate notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	5,714	11,429
Borrowings under our $20,000 aggregate principal amount of fixed rate notes bearing interest at a fixed rate of 4.64% maturing on December 20, 2018. Annual principal payments of $4,000 will begin on December 22, 2014 and extend through the date of maturity.	20,000	20,000

Total debt	38,714	69,516
Less current maturities of long-term debt	5,714	5,801

Long-term debt, excluding current maturities of long-term debt	$33,000	$63,715

On October 26, 2012, we amended our $100,000 revolving credit facility agented by KeyBank and our fixed rate notes with Prudential Capital in order to take advantage of lower interest rates, to extend the maturity of the revolving credit facility to October 26, 2017, and to remove certain restrictions on acquisitions, payments of dividends and stock repurchases. The amended interest rates on our revolving credit facility are LIBOR plus an applicable margin of 1.25% to 2.25% (depending on the level of debt to earnings before taxes, interest and depreciation (“EBITDA”)). Prior to the October 26, 2012 amendment, the $100,000 revolving credit facility interest rate was LIBOR plus a margin of 2.50% to 3.50% (depending on the level of debt to EBITDA). The interest rate on our $40,000 aggregate fixed rate notes, of which $5,714 was outstanding as of September 30, 2013, was reduced from 5.39% to 4.89%. The amended agreements allow us to undertake acquisitions, pay dividends, and repurchase stock provided we are in compliance with specified covenants. Additionally, the minimum fixed charge coverage ratio will remain at “not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter” for the full terms of the amended agreements.

The $100,000 revolving credit facility may be expanded upon our request with approval of the lenders by up to $35,000 under the same terms and conditions. The loan agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. The facility has a $10,000 swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility. As of September 30, 2013 and December 31, 2012, $1,715 and $2,012, respectively of net capitalized loan origination costs related to the revolving credit facility were recorded on the condensed consolidated balance sheet within other non-current assets.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

The $40,000 and $20,000 fixed rate agreements contain customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. We incurred costs as a result of issuing these notes which have been recorded on the condensed consolidated balance sheet within other non-current assets and are being amortized over the term of the notes. The unamortized balance at September 30, 2013 and December 31, 2012 was $35 and $157, respectively.

Note 8. Goodwill, net

The changes in the carrying amount of goodwill, net for the nine month period ended September 30, 2013 are as follows:

(In Thousands of Dollars)	Metal Bearing Components Segment
Balance as of January 1, 2013	$8,254
Currency translation impacts	183

Balance as of September 30, 2013	$8,437

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. As of September 30, 2013, there are no indications of impairment at the remaining reporting unit with a goodwill balance.

Note 9. Intangible Assets, Net

The Precision Metal Components Segment has an indefinite lived intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway. The intangible asset balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. There are no indicators of impairment for this indefinite lived intangible asset as of September 30, 2013.

Note 10. Shared-Based Compensation

During the three and nine month periods ended September 30, 2013 and 2012, approximately $573 and $1,666 in 2013 and $510 and $1,394 in 2012, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards. During the nine month period ended September 30, 2013, there were 95 share awards and 354 options awards to non-executive directors, officers and certain other key employees. During the nine month period ended September 30, 2012, there were 78 share awards and 285 options awards to non-executive directors, officers and certain other key employees.

The restricted shares granted during the nine month periods ended September 30, 2013 and 2012, vest pro-rata over three years. During the nine month periods ended September 30, 2013 and 2012, we incurred $606 and $608, respectively, in expense related to restricted stock. The fair value of the shares issued was determined by using the grant date closing price of our common stock.

We incurred $1,060 and $786 of stock option expense in the nine month periods ended September 30, 2013 and 2012, respectively. The fair value of our options cannot be determined by market value, as our options are not traded in an open market. Accordingly, the Black Scholes financial pricing model is utilized to estimate the fair value.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

The following table provides a reconciliation of option activity for the nine month period ended September 30, 2013:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	1,384	$9.94
Granted	354	$9.81
Exercised	(283)	$6.89
Forfeited or expired	(9)	$9.36

Outstanding at September 30, 2013	1,446	$10.51	6.3	$7,301	(1)

Exercisable at September 30, 2013	881	$10.84	4.6	$4,153	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at September 30, 2013.

Note 11. Provision for Income Taxes

For the nine month period ended September 30, 2013, our effective tax rate of 34% was consistent with the U.S. federal statutory tax rate of 34%. For the nine month period ended September 30, 2012, the difference between the U.S. federal statutory tax rate of 34% and our effective tax rate of 19% was primarily due to utilization of the fully reserved net operating losses to offset U.S. based taxable income, which lowered tax expense by approximately $2,692. Additionally, the effective tax rate was impacted by non-U.S. based earnings being taxed at lower rates, which reduced tax expense by approximately $777.

Effective December 31, 2012, we removed the valuation allowance on the majority of the deferred tax assets of our U.S. units as discussed in our Annual Report on Form 10-K filed March 15, 2013. As such, during the three and nine month periods ended September 30, 2013, we recognized tax expenses and benefits at our U.S. units. During the three and nine months ended September 30, 2012, we continued to place a valuation allowance on all of the net deferred tax assets of our U.S. units, the balance of which approximated $9,800 at September 30, 2012. During the three and nine month periods ended September 30, 2012, the valuation allowance on a portion of these deferred tax assets was reversed to offset U.S. pre-tax income of approximately $1,200 and $7,200, respectively, resulting in zero tax expense for the U.S. units in those periods.

As of September 30, 2013, we do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

Note 12. Commitments and Contingencies

All legal proceedings, with the exception of the bankruptcy of our German subsidiary discussed below, are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes. The procedures performed include reviewing attorney and plaintiff correspondence, reviewing any filings made and discussing the facts of the case with local management and legal counsel. In the aggregate, we estimate the range of potential liabilities to be $0 to approximately $3,000 assuming every case were to be decided against us. We have recognized loss contingencies of approximately $750 and $500 at September 30, 2013 and December 31, 2012, respectively, which we believe are adequate to cover all probable liabilities to be incurred by all of the cases in the aggregate.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

As discussed more fully in our Annual Report on Form 10-K filed March 15, 2013, the ultimate impact on NN of our wholly owned German subsidiary Kugelfertigung Eltmann GbmH (“Eltmann” or “Eltmann Plant”) filing for bankruptcy will depend on the findings of the bankruptcy court. Although the bankruptcy trustee released us from all claims related to the Eltmann bankruptcy, effective October 15, 2013, until such court proceedings are finalized, we will not be able to determine definitively if any related liabilities and contingent obligations will remain our responsibility. Under advice from legal counsel, we do not expect any further significant impacts on our condensed consolidated financial statements as a result of the liquidation of this subsidiary.

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

	September 30, 2013		December 31, 2012
(In Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate long-term debt	$13,000	$13,000	$38,087	$38,087
Fixed rate long-term debt	$25,714	$26,663	$31,429	$32,818

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2013	2012	Change
Net sales	$93,023	$86,586	$6,437
Foreign exchange effects				2,128
Volume				6,715
Price/ material inflation pass-through				(952)
Mix				(1,454)
Cost of products sold (exclusive of depreciation and amortization shown separately below)	73,020	68,426	4,594
Foreign exchange effects				1,699
Volume				4,588
Cost reduction projects and other cost changes				(854)
Mix				(887)
Inflation				48
Selling, general and administrative	8,099	7,886	213
Depreciation and amortization	4,110	4,357	(247)
Interest expense	655	1,061	(406)
Other (income) expense, net	(281)	765	(1,046)

Income before provision for income taxes	7,420	4,091	3,329
Provision for income taxes	2,368	976	1,392

Net income	$5,052	$3,115	$1,937

Net Sales. Net sales increased during the third quarter of 2013 from the third quarter of 2012 principally due to increased volumes resulting from greater demand for our products in the North American and Asian automotive markets, better overall market penetration with our customers and from higher demand in the European heavy truck market. The growth with our customers in the North American and Asian automotive markets, over the prior year quarter, was generally consistent with the overall growth in automotive production experienced in those two geographic regions.

Partially offsetting the volume growth, certain segments continued to deemphasize lower-margin, non-strategic sales programs. Additionally, the reduction in price and raw material pass-through (when compared with the third quarter of 2012) was driven mainly by lower levels of material inflation in our businesses which led to lower pass-through to our customers and due to contractual price decreases for certain long-term sales programs. Finally, the unfavorable sales impact related to mix was due to certain automotive and heavy truck products sold during the third quarter of 2013 being lower priced than our average product assortment.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). Cost of products sold was higher due to increased variable production costs at those units that experienced higher sales volumes, as discussed above. Partially offsetting the increase in cost of products sold in 2013 were benefits from specific continuous improvement projects undertaken during 2013 and from reductions related to product mix.

Interest Expense. The reduction in interest expense was due to the reduction in the interest rate charged on our variable rate loans effective with the October 2012 amendment and from lower overall debt levels in the third quarter of 2013 compared to the third quarter of 2012.

Other (income) expense, net. Included in other (income) expense, net, during the third quarter of 2012, was $0.7 million related to foreign exchange losses on inter-company loans. During the third quarter of 2013, inter-company loans generated foreign exchange gains of $0.2 million. The gains or losses are a function of the appreciation or depreciation of the Euro versus the U.S. Dollar.

Provision for Income Taxes. The difference between the effective tax rate of 32% for the third quarter of 2013 versus the effective rate of 24% for the third quarter of 2012 was primarily due to utilization of net operating losses in 2012, which had full valuation allowances, to completely offset U.S.-based taxable income. Those valuation allowances were reversed as of December 31, 2012. As such for the third quarter of 2013, income tax expense was recognized at our U.S operations. There was an approximate $0.9 million difference between recognizing tax expense at our U.S. operations in the third quarter of 2013 versus not recognizing tax expense at our U.S. operations in the third quarter of 2012.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

	Three months ended September 30,
(In Thousands of Dollars)	2013	2012	Change
Net sales	$64,817	$58,298	$6,519
Foreign exchange effects				2,128
Volume				6,435
Mix				(1,173)
Price/Material inflation pass-through				(871)
Net income	$5,468	$4,503	$965

Net sales increased during the third quarter of 2013 from the third quarter of 2012 principally due to increased sales volumes resulting from greater demand for our products in the North American and Asian automotive markets, better overall market penetration with our customers and from higher demand in the European heavy truck market. The reduction in price and raw material pass-through (when compared with the third quarter of 2012) was driven mainly by lower levels of material inflation in our businesses which led to lower pass-through to our customers. The unfavorable sales impact related to mix was due to certain automotive and heavy truck products sold during the third quarter of 2013 being lower priced than our average product assortment.

The main driver of the increased segment net income was the $1.6 million incremental net profit from the increased sales volumes. Additionally, the segment benefited from $0.3 million in continuous improvement projects. The favorable impacts were partially offset by the U.S. unit of the segment recognizing tax expense of $0.9 million during the third quarter of 2013. In the third quarter of 2012, all the deferred tax assets of our U.S. units were offset by full valuation allowances and accordingly the U.S. unit did not recognize tax expense during that period.

PRECISION METAL COMPONENTS SEGMENT

	Three months ended September 30,
(In Thousands of Dollars)	2013	2012	Change
Net sales	$18,790	$17,132	$1,658
Volume				2,238
Price/mix/inflation				(580)
Net income	$1,337	$1,894	$(557)

The increased sales volumes in the third quarter of 2013 were due to greater demand with certain customers in the North American automotive market generally in line with the overall growth in automotive production experienced in North America during the quarter.

The main driver of the lower segment net income was the impact of the segment recognizing U.S. tax expenses of $0.7 million in the third quarter of 2013. In the third quarter of 2012, all the deferred tax assets of our U.S. units were offset by full valuation allowances and accordingly the U.S. units did not recognize tax expense during that period. Additionally, the reduction in sales due to price/mix unfavorably impacted segment net income by $0.2 million. Partially offsetting the negative tax and price/mix effects were $0.5 million in favorable impacts on segment net income from increased sales volumes experienced during the quarter.

PLASTIC AND RUBBER COMPONENTS SEGMENT

	Three months ended September 30,
(In Thousands of Dollars)	2013	2012	Change
Net sales	$9,416	$11,156	$(1,740)
Volume				(1,958)
Price/mix/inflation				218
Net income	$4	$484	$(480)

Sales were down due to lower volume from certain sales programs ending and deemphasizing certain lower margin platforms. Segment net income was down $0.5 million due to the negative effects of lower sales volumes and not being able to fully offset fixed production costs as sales declined. Favorable price and product mix totaling $0.1 million partially offset the negative volume effects.

Results of Operations

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2013	2012	Change
Net sales	$283,125	$289,929	$(6,804)
Foreign exchange effects				3,306
Volume				(6,580)
Price/material inflation pass-through				(2,885)
Mix				(645)
Cost of products sold (exclusive of depreciation and amortization shown separately below)	223,288	229,243	(5,955)
Foreign exchange effects				2,629
Volume				(4,347)
Cost reduction projects and other cost changes				(3,750)
Mix				(4)
Inflation				(483)
Selling, general and administrative	25,544	24,266	1,278
Foreign exchange effects				177
Severance costs not related to an exit activity				660
Increase in spending				441
Depreciation and amortization	12,935	13,203	(268)
Interest expense	2,149	3,388	(1,239)
Loss (gain) on disposal of assets	5	(8)	13
Other expense (income), net	84	(36)	120

Income before provision for income taxes	19,120	19,873	(753)
Provision for income taxes	6,427	3,811	2,616

Net income	$12,693	$16,062	$(3,369)

Net Sales. Net sales decreased during the first nine months of 2013 from the first nine months of 2012 principally due to lower sales volumes at units selling into the European automotive and industrial markets, from lower sales volumes related to customer and platform specific issues, customers reducing their inventory levels, and due to certain segments deemphasizing lower margin, non-strategic programs. The reductions in sales volumes in Europe were due to macro-economic issues within that geographic region. Despite the European weakness, during the second and third quarters of 2013, we began to experience positive sales momentum in Europe due to better overall market penetration with our customers and from increased demand in the European heavy truck market. Additionally, we have experienced increased sales demand for our products in the North American and Asian automotive markets during the last two quarters. Despite the positive sales momentum, our businesses continue to be effected by the depressed European automotive and industrial markets and slowing overall economic growth in Asia. The reduction in price and raw material pass-through were driven by lower levels of material inflation incurred in 2013, when compared with 2012, which led to lower pass-through to our customers and due to contractual price decreases for certain long-term sales programs.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). The majority of the decrease of costs of products sold was from the lower sales volumes and the related reductions in production costs, as discussed above. Cost of products sold in 2013 was further reduced by benefits from specific continuous improvement projects undertaken during the second half of 2012 and during 2013.

Selling, General and Administrative. The increase in spending in selling, general and administrative expenses was primarily due to severance costs not related to an exit activity, relocation costs for new management members, higher professional fees for consulting and recruitment and higher foreign exchange expenses. The majority of these discrete items occurred in the first quarter of 2013 and have not repeated in the second and third quarters of 2013.

Interest Expense. The reduction in interest expense was due to the reduction in the interest rate charged on our variable rate loans effective with the October 2012 amendment and from lower overall debt levels in the first nine months of 2013 compared to the first nine months of 2012.

Provision for Income Taxes. The difference between the effective tax rate of 34% for the first nine months of 2013 versus the effective rate of 19% for the first nine months of 2012 was primarily due to utilization of net operating losses in 2012, which had full valuation allowances, to completely offset U.S.-based taxable income. Those valuation allowances were reversed as of December 31, 2012. As such for the first nine months of 2013, income tax expense was recognized at our U.S. operations. There was an approximate $2.8 million difference between recognizing tax expense at our U.S. operations in the first nine months of 2013 versus not recognizing tax expense at our U.S. operations in the first nine months of 2012.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

	Nine months ended September 30,
(In Thousands of Dollars)	2013	2012	Change
Net sales	$194,374	$196,196	$(1,822)
Foreign exchange effects				3,306
Volume				(2,714)
Mix				(276)
Price/material inflation pass-through				(2,138)
Net income	$14,339	$17,718	$(3,379)

The majority of the reduction in net sales was due to lower sales volumes experienced at units selling into the European automotive and industrial markets primarily during the first quarter of 2013 versus the first quarter of 2012. Additionally, sales decreased driven by lower levels of price increases and material inflation incurred by our businesses and passed on to our customers in 2013 versus 2012. In the second quarter of 2013, sales volumes were consistent with the prior year period. In the third quarter of 2013, sales volumes were higher than the prior year period. We began to experience positive sales momentum in Europe during the second quarter of 2013, due to better overall market penetration with our customers and from increased demand in the European heavy truck market. Additionally, we experienced increased demand in the North American and Asian automotive markets subsequent to the first quarter of 2013.

The segment net income in the first nine months of 2013 was negatively impacted by $0.5 million due to lost profits from lower sales volumes and not being able to fully offset fixed production costs as production declined. Additionally, segment net income was unfavorably impacted due to the U.S. unit of the segment recognizing tax expense of $2.9 million in the first nine months of 2013. In the first nine months of 2012, all the deferred tax assets of our U.S. units were offset by full valuation allowances and accordingly the U.S. unit did not recognize tax expense. In addition to the tax effects, the segment net income was reduced by $0.8 due to reductions in price, material pass through and mix, and by $0.4 million in severance costs. Partially offsetting these unfavorable effects were $1.1 million in continuous improvement projects, net of non-material inflation.

PRECISION METAL COMPONENTS SEGMENT

	Nine months ended September 30,
(In Thousands of Dollars)	2013	2012	Change
Net sales	$61,076	$61,005	$71
Volume				1,330
Price/mix				(1,259)
Net income	$4,205	$6,055	$(1,850)

The increased sales volumes were due to higher demand with certain customers in the North American automotive market during the second and third quarters 2013 net of the segment deemphasizing certain non-strategic platforms in an effort to improve operating performance and margins. The decreases in price/mix at this segment were due to contractual price decreases for certain long-term sales programs and lower levels of material inflation passed through to customers.

The reduction in segment net income was primarily due to recording $2.4 million in U.S. tax expense during the first nine months of 2013. In the first nine months of 2012, all the deferred tax assets of our U.S. units were offset by full valuation allowances and accordingly the U.S. units did not recognize tax expense. Beyond the tax effects, the segment was more than able to offset $0.7 million of unfavorable effects from the price decreases and unfavorable sales mix with the profits from higher sales volumes of $0.2 million and through cost reduction projects and operational improvements of $1.0 million.

PLASTIC AND RUBBER COMPONENTS SEGMENT

	Nine months ended September 30,
(In Thousands of Dollars)	2013	2012	Change
Net sales	$27,675	$32,728	$(5,053)
Volume				(5,237)
Price/material pass-through				184
Net income	$462	$2,725	$(2,263)

Sales were down due to lower volume from certain sales programs ending, deemphasizing certain low margin platforms and the timing of demand at certain industrial product customers. Segment net income decreased $1.2 million due to the negative effects of lower sales volumes and not being able to fully offset fixed production costs as sales declined. Additionally, the 2012 segment net income would have been $1.0 million lower if the units of this segment recognized U.S. tax expenses during the first nine months of 2012. In the first nine months of 2012, all the deferred tax assets of our U.S. units were offset by full valuation allowances and accordingly the U.S. units did not recognize tax expense.

Changes in Financial Condition

From December 31, 2012 to September 30, 2013, our total assets decreased $3.9 million and our current assets decreased $0.5 million. Excluding foreign exchange effects, total assets decreased approximately $7.2 million and current assets decreased approximately $1.9 million from December 31, 2012.

The decrease in total assets was due to a $14.5 million decrease in cash used to pay down our outstanding debt balance and by a $3.9 million reduction in property, plant and equipment. These reductions were partially offset by a $13.4 million increase in accounts receivable.

Excluding the foreign exchange effects, accounts receivable was higher by $13.4 million due to the 23% increase in sales volume experienced in the third quarter of 2013 compared with sales levels in the fourth quarter of 2012. The days sales outstanding at September 30, 2013 was consistent with days sales outstanding at December 31, 2012. Excluding the foreign exchange effects, property, plant and equipment decreased $3.9 million, as year to date capital spending was lower than depreciation expense.

From December 31, 2012 to September 30, 2013, our total liabilities decreased $20.2 million. Excluding foreign exchange effects, total liabilities decreased approximately $21.3 million from December 31, 2012. The majority of the reduction was from a $30.8 million decrease in long-term and short-term debt achieved by reducing our cash balance and from using operating cash flows generated during the first nine months of 2013. The debt reduction was partially offset by increases in accounts payable and other current liabilities. Accounts payable increased $5.6 million, excluding foreign exchange effects, driven by higher levels of spending for raw materials and production supplies due to increased production levels in the third quarter of 2013 compared to the fourth quarter of 2012.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $57.5 million at September 30, 2013 as compared to $68.5 million at December 31, 2012. The ratio of current assets to current liabilities decreased from 2.17:1 at December 31, 2012 to 1.83:1 at September 30, 2013. The decrease in working capital was due primarily to the reduction in cash and the increases in accounts payable and other current liabilities partially offset by the increase in accounts receivable, as discussed above.

Cash provided by operations was $25.7 million for the first nine months of 2013 compared with cash provided by operations of $22.7 million for the same period in 2012. The favorable variance was principally due to a smaller increase in net working capital during 2013 versus 2012 from overall lower sales volumes in 2013.

Cash used by investing activities was $9.1 million for the first nine months of 2013 compared with cash used by investing activities of $10.1 million for the same period in 2012. The difference was primarily due to 2013 spending on acquisitions of property plant and equipment being $3.3 million lower than in the same period of 2012. Partially offsetting the lower spending in 2013 was the inclusion in 2012 of proceeds of $1.9 million from the pay-off of a note receivable and proceeds of $0.4 million from the sale of fixed assets both related to our former Tempe Plant.

Cash used by financing activities was $31.0 million for the first nine months of 2013, compared with cash used by financing activities of $3.2 million for the same period in 2012. The change was primarily due to the much higher net repayment of short-term and long-term debt in 2013 versus 2012. The higher net repayment of debt in 2013 was generated by reducing cash balances, from increased cash flow provided by operations in 2013 and lower capital spending in 2013.

Liquidity and Capital Resources

Amounts outstanding under our $100.0 million credit facility and our $60.0 million of fixed rate notes as of September 30, 2013 were $13.0 million (including $0.0 million under our swing line of credit) and $25.7 million, respectively. As of September 30, 2013, we can borrow up to an additional $86.3 million under the $100.0 million credit facility (including $10.0 million under our swing line of credit) subject to limitations based on existing financial covenants. The $86.3 million of availability is net of $0.7 million of outstanding letters of credit at September 30, 2013, which are considered as usage of the facility.

We were in compliance with all covenants related to the amended and restated $100.0 million credit facility and the amended and restated $60.0 million in fixed rate notes as of September 30, 2013. The specific covenants to which we are subject and the actual results achieved for the nine month period ended September 30, 2013 are stated below:

Financial Covenants	Required Covenant Level	Actual Level Achieved
Interest coverage ratio	Not to be less than 3.00 to 1.00 as of the last day of any fiscal quarter	9.62 to 1.00
Fixed charge coverage	Not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter	1.48 to 1.00
Leverage ratio	Not to exceed 2.75 to 1.00 for the most recently completed four fiscal quarters	1.05 to 1.00
Capital expenditures	Not to invest more than $26.4 million during the fiscal year 2013	$9.1 million

Many of our locations use the Euro as their functional currency. In 2013, the fluctuation of the Euro against the U.S. Dollar favorably impacted revenue and net income from the transactional impact of intercompany notes denominated in Euros. As of September 30, 2013, no currency hedges were in place. Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have made planned capital expenditures totaling $9.1 million as of September 30, 2013. During 2013, we expect to spend up to $17.0 million on capital expenditures, the majority of which relate to new or expanded business. Due to the timing of capital projects we expect that spending in the second half of the year will be heavier than the first half. We believe that funds generated from operations and borrowings from our credit facilities will be sufficient to finance our capital expenditures and working capital needs through September 2014. We base this assertion on our current availability for borrowing of up to $86.3 million and our forecasted positive cash flow from operations for the remaining quarter of 2013.

Seasonality and Fluctuation in Quarterly Results

Historically, our net sales in the Metal Bearing Components Segment have been of a seasonal nature due to the fact that a significant portion of our sales are to European customers that have significantly slower production during the month of August.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, including those policies as discussed in Note 1 to the Annual Report. There have been no changes to these policies during the nine month period ended September 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies. To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At September 30, 2013, we had $13.0 million outstanding under our variable rate revolving credit facilities and $25.7 million of fixed rate notes outstanding. See Note 7 of the Notes to Condensed Consolidated Financial Statements. At September 30, 2013, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.1 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We did not hold a position in any foreign currency hedging instruments as of September 30, 2013.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of September 30, 2013, the end of the period covered by this quarterly report.

There have been no changes in the fiscal quarter ended September 30, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

All legal proceedings, with the exception of the bankruptcy of our German subsidiary discussed below, are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes. The procedures performed include reviewing attorney and plaintiff correspondence, review any filings made and discussing the facts of the case with local management and legal counsel. In the aggregate, we estimate the range of potential liabilities to be $0 to approximately $3.0 million assuming every case were to be decided against us. We have recognized loss contingencies of approximately $0.8 million and $0.5 million at September 30, 2013 and December 31, 2012, respectively, which we believe are adequate to cover all probable liabilities to be incurred by all of the cases in the aggregate.

As discussed more fully in our Annual Report on Form 10-K filed March 15, 2013, the ultimate impact on NN of our wholly owned German subsidiary Kugelfertigung Eltmann GbmH (“Eltmann” or “Eltmann Plant”) filing for bankruptcy will depend on the findings of the bankruptcy court. Although the bankruptcy trustee released us from all claims related to the Eltmann bankruptcy, effective October 15, 2013, until such court proceedings are finalized, we will not be able to determine definitively if any related liabilities and contingent obligations will remain our responsibility. Under advice from legal counsel, we do not expect any further significant impacts on our condensed consolidated financial statements as a result of the liquidation of this subsidiary.

Item 1.A.	Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 under Item 1.A. “Risk Factors.” There have been no material changes to these risk factors since December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRLTaxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc. (Registrant)

Date: November 8, 2013	/s/ Richard D. Holder
Richard D. Holder, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 8, 2013	/s/ James H. Dorton
James H. Dorton Senior Vice President – Corporate Development and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

Date: November 8, 2013	/s/ William C. Kelly, Jr.
William C. Kelly, Jr., Vice President and Chief Administrative Officer (Duly Authorized Officer)

Date: November 8, 2013	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr. Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)