Form 10-K
period 2013-12-31
NN INC
filed 2014-03-14
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2013, based on the closing price on the NASDAQ Stock Market LLC on that date was approximately $197,000,000.

The number of shares of the registrant’s common stock outstanding on March 11, 2014 was 17,649,567

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement with respect to the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

PART I

Forward-Looking Statements

We wish to caution readers that this report contains, and our future filings, press releases and oral statements made by our authorized representatives may contain, forward-looking statements that involve certain risks and uncertainties. Readers can identify these forward-looking statements by the use of such verbs as “expects”, “anticipates”, “believes” or similar verbs or conjugations of such verbs. Our actual results could differ materially from those expressed in such forward-looking statements due to important factors bearing on our business, many of which already have been discussed in this filing and in our prior filings. The differences could be caused by a number of factors or combination of factors including the risk factors discussed in “Item 1A Risk Factors” of this Annual Report on Form 10-K.

Item 1.	Business Overview

NN, Inc. has three operating segments, the Metal Bearing Components Segment, the Plastic and Rubber Components Segment, and the Precision Metal Components Segment. As used in this Annual Report on Form 10-K, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Within the Metal Bearing Components Segment, we manufacture and supply high precision bearing components, consisting of balls, cylindrical rollers, tapered rollers, and metal retainers, for leading bearing and CV-joint manufacturers on a global basis. We are a leading independent manufacturer of precision steel bearing balls and rollers for the North American, European and Asian markets. In 2013, Metal Bearing Components accounted for 70% of total NN, Inc. sales. Sales of balls and rollers accounted for approximately 65% of our total net sales with 45% of sales from balls and 20% of sales from rollers. Sales of metal bearing retainers accounted for 5% of net sales. Through a series of acquisitions and plant expansions, we have built upon our strong core ball business and expanded our bearing component product offering. Today, we offer one of the industry’s most complete lines of commercially available bearing components. We emphasize engineered products that take advantage of our competencies in product design and tight tolerance manufacturing processes. Our customers use our components in fully assembled ball and roller bearings and CV-joints, which serve a wide variety of industrial applications in the automotive, electrical, agricultural, construction, machinery, heavy truck, rail, and mining markets.

Within the Plastic and Rubber Components Segment, we manufacture high precision rubber seals and plastic retainers for leading bearing manufacturers on a global basis. In addition, we manufacture specialized plastic products including automotive components, electronic instrument cases and other molded components used in a variety of industrial and consumer applications. Finally, we also manufacture rubber seals for use in various automotive, industrial and mining applications. In 2013, plastic products accounted for 6% of net sales and rubber seals accounted for 3% of net sales.

Our Precision Metal Components Segment is comprised of the Whirlaway Corporation (“Whirlaway”). Whirlaway is a manufacturer of highly engineered, difficult to manufacture precision metal components and subassemblies for the automotive, HVAC, fluid power and diesel engine markets. Our entry into the precision metal components market in 2006 is part of our strategy to serve markets and customers we view as adjacent to bearing components that utilize our core manufacturing competencies. These products accounted for 21% of net sales in 2013.

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

Corporate Information

NN, originally organized in October 1980, is incorporated in Delaware. Our principal executive offices are located at 2000 Waters Edge Drive, Johnson City, Tennessee, and our telephone number is (423) 743-9151. Our website address is www.nninc.com. Information contained on our website is not part of this Annual Report. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments are available via a link to “SEC.gov” on our website under “Investor Relations.” Additionally, all required interactive data pursuant to Item 405 of Regulation S-T is posted on our website.

Products

Metal Bearing Components Segment

Precision Steel Balls. At our Metal Bearing Components Segment facilities (with the exception of our Veenendaal Plant), we manufacture and sell high quality, precision steel balls in sizes ranging in diameter from 5/32 of an inch (3.969 mm) to 3.5 inches (88.9 mm). We produce and sell balls in grades ranging from grade 3 to grade 1000, according to international standards endorsed by the American Bearing Manufacturers Association. The grade number for a ball, in addition to defining allowable dimensional variation within production batches, indicates the degree of spherical precision of the ball; for example, grade 3 balls are manufactured to within three-millionths of an inch of roundness. Our steel balls are used primarily by manufacturers of anti-friction bearings and constant velocity joints where precise spherical, tolerance and surface finish accuracies are required. Sales of precision steel balls accounted for approximately 65%, 67%, and 67% of the Metal Bearing Components Segment net sales in 2013, 2012, and 2011, respectively.

Steel Rollers. We manufacture tapered rollers at our Veenendaal and Erwin Plants and cylindrical rollers at our Erwin Plant. Rollers are an alternative rolling element used instead of balls in anti-friction bearings that typically have heavier loading or different speed requirements. Our roller products are used primarily for applications similar to those of our precision steel ball product line, plus certain non-bearing applications such as hydraulic pumps and motors. Tapered rollers are a component in tapered roller bearings that are used in a variety of applications including automotive gearbox applications, automotive wheel bearings and a wide variety of industrial applications. Most cylindrical rollers are made to specific customer requirements for diameter and length and are used in a variety of industrial applications. Tapered rollers accounted for approximately 24%, 21%, and 21% of the Metal Bearing Components Segment net sales in 2013, 2012 and 2011, respectively. Cylindrical rollers accounted for approximately 5% of the Metal Bearing Components Segment net sales in each of 2013, 2012, and 2011.

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

Research and Development

With our new corporate strategy, we are in the process of enhancing our research and development efforts. We will initially focus on adjacent markets, manufacturing process enhancements and continuing to improve our product quality. In general, these research and development efforts will entail using dedicated internal experts and resources. The amounts spent on research and development activities by us during each of the last three fiscal years are not material and are expensed as incurred.

Customers

Our products are supplied primarily to bearing manufacturers and automotive and industrial parts manufacturers for use in a broad range of industrial applications, including automotive, electrical, agricultural, construction, machinery and mining. Additionally, we supply precision metal, rubber, and plastic components to automotive and industrial companies that are not used in bearing assemblies. We supply approximately 400 customers; however, our top ten customers account for approximately 78% of our revenue. Sales to each of these top ten customers are made to multiple customer locations and divisions throughout the world. Only one of these customers, AB SKF (“SKF”), had sales levels that were over 10% of total net sales. Sales to various U.S. and foreign divisions of SKF accounted for approximately 36% of net sales in 2013. In 2013, 46% of our products were sold to customers in North America, 40% to customers in Europe, 10% to customers in Asia and the remaining 4% to customers in South America.

We sell our products to most of our largest customers under either sales contracts or agreed upon commercial terms. In general, we pass through material cost fluctuations when incurred to our customers in the form of changes in selling prices. We ordinarily ship our products directly to customers within 60 days, and in many cases, during the same calendar month, of the date on which a sales order is placed. Accordingly, we generally have an insignificant amount of open (backlog) orders from customers at month end. At the U.S. operations of our Metal Bearing Components Segment, we maintain a computerized, bar coded inventory management system with certain of our major customers that enables us to determine on a day-to-day basis the amount of these components remaining in a customer’s inventory. When such inventories fall below certain levels, additional product is automatically shipped. Additionally, we have consignment inventory arrangements with customers within our European and Asian operations of the Metal Bearing Components Segment.

During 2013, the Metal Bearing Components Segment sold products to approximately 300 customers located in 30 different countries. Approximately 84% of the net sales in 2013 were to customers outside the United States. Approximately 57% of net sales in 2013 were to customers within Europe. Sales to the segment’s top ten customers accounted for approximately 88% of the net segment sales in 2013.

During 2013, the Plastic and Rubber Components Segment sold its products to over 100 customers located principally in North America. Approximately 25% of the Plastic and Rubber Components Segment’s net sales were to customers outside the United States, with the majority of those sales to customers in Mexico, Canada & Asia. Sales to the segment’s top ten customers accounted for approximately 55% of the segment’s net sales in 2013.

During 2013, the Precision Metal Components Segment sold its products to 21 customers located in four countries. Approximately 93% of all sales were to customers located within the United States. Sales to the segment’s top ten customers accounted for approximately 99% of the segment’s net sales in 2013.

In both the foreign and domestic markets, we principally sell our products directly to manufacturers and do not sell significant amounts through distributors or dealers.

See Note 12 of the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional Segment financial information.

The following table presents a breakdown of our net sales for fiscal years 2013, 2012 and 2011:

(In Thousands)	2013	2012	2011

Metal Bearing Components Segment	$259,459	$252,241	$308,883
Percentage of Total Sales	69.5%	68.2%	72.7%

Precision Metal Components Segment	78,756	76,746	72,272
Percentage of Total Sales	21.1%	20.7%	17.0%

Plastic and Rubber Components Segment	34,991	41,097	43,536
Percentage of Total Sales	9.4%	11.1%	10.3%

Total	$373,206	$370,084	$424,691

Percentage of Total Sales	100%	100%	100%

The change in value of Euro denominated sales when converted to U.S. Dollars resulted in net sales increasing $5.6 million in 2013 compared to 2012 and decreasing $11.7 million in 2012 compared to 2011.

Sales and Marketing

A primary emphasis of our marketing strategy is to expand key customer relationships by offering high quality, high precision application specific customer solutions with the value of a single supply chain partner for a wide variety of products and components. Due to the technical nature of many of our products, our engineers and manufacturing management personnel also provide technical sales support functions, while internal sales employees handle customer orders and other general sales support activities. For the Precision Metal Components Segment and the Plastics and Rubber Components Segment, the current sales structure consists of using a direct sales force supported by senior segment management and engineering involvement with manufacturers’ representatives utilized to supplement our direct sales force.

Our Metal Bearing Components Segment marketing strategy focuses on our ability to provide consistent, high quality products that meet the most precise specifications of leading global brands. Our marketing strategy for the Plastic and Rubber Components Segment and the Precision Metal Components Segment is to offer custom manufactured, high quality, precision products to markets with high value-added characteristics at competitive price levels. This strategy focuses on relationships with key customers that require the production of technically difficult parts and assemblies, enabling us to take advantage of our strengths in custom product development, equipment and tool design, component assembly and machining processes.

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

Employees

As of December 31, 2013, we employed a total of 1,721 full-time employees and 140 full time equivalent temporary workers. The following numbers are for full time employees only. Our Metal Bearing Components Segment employed 265 in the U.S., 680 in Europe and 143 in China; our Plastic and Rubber Components Segment employed 215, all in the U.S.; and our Precision Metal Components Segment employed 409, all in the U.S. In addition, there were nine employees at our corporate headquarters. Of our total employment, 19% are management/staff employees and 81% are production employees. The employees at the Pinerolo and Veenendaal Plants are unionized. We have excellent employee relations throughout NN and we have never experienced any significant involuntary work stoppages.

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

While intensely competitive, the markets for our rubber seal products are less fragmented than our plastic injection molding products. The bearing seal market is comprised of approximately six major competitors that range from small privately held companies to large global enterprises. Bearing seal manufacturers compete on design, service, quality and price. Our primary competitors in the U.S. bearing seal market are Freudenberg-NOK, Trelleborg, Trostel, Uchiyama and Paulstra/Hutchinson.

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

The Metal Bearing Components Segment has historically been affected by upward price pressure on steel principally due to general increases in global demand and global increased consumption of steel. In general, we pass through material cost fluctuations to our customers in the form of changes in selling price.

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

On August 22, 2012, the U.S. Securities and Exchange Commission (“SEC”) issued a rule under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo (“DRC”) or an adjoining country. Under the rule, issuers are required to conduct a reasonable due diligence process to ascertain the source of conflict minerals, defined as tantalum, tin, gold or tungsten, that are necessary to the functionality or production of their manufactured or contracted to be manufactured products. Companies are required to provide this disclosure on a new form to be filed with the SEC called Form SD. Companies are required to file Form SD by May 31, 2014 for the 2013 calendar period and annually by May 31 every year thereafter.

Based on diligence conducted within our supply chain, we have determined that conflict minerals are not necessary to the functionality or production of the products manufactured by us, and further based on a reasonable country of origin inquiry, we have determined that any conflict minerals that might be contained in such products did not originate in the DRC or an adjoining country, or such conflict minerals originated from recycled or scrap materials.

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

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position
Richard D. Holder	51	Chief Executive Officer and President
Frank T. Gentry, III	58	Senior Vice President – Managing Director, Metal Bearing Components
James H. Dorton	57	Senior Vice President – Corporate Development and Chief Financial Officer, General Manager Plastic and Rubber Components
Thomas C. Burwell, Jr.	45	Vice President – Chief Accounting Officer and Corporate Controller
William C. Kelly, Jr.	55	Vice President – Chief Administrative Officer, Secretary, and Treasurer
Jeffrey H. Hodge	52	Vice President – General Manager, U.S. Ball and Roller and NN Asia Divisions
James R. Widders	57	Vice President – General Manager, Precision Metal Components Division

Set forth below is certain additional information with respect to each of our executive officers.

Richard D. Holder was named President and Chief Executive Officer effective June 3, 2013. Prior to joining NN, he held a variety of leadership positions at Eaton Corp., a diversified global leader in power management and electrical systems. Most recently, he served as the President of Eaton Electrical Components, a division of Eaton’s Electrical Sector from 2010 to 2013. Other leadership positions at Eaton include Executive Vice President of Eaton Business Systems from 2007 to 2010, Vice President and General Manager of the Power Distribution and Assemblies Division from 2004 to 2006, and Vice President Supply Chain and Operational Excellence from 2001 to 2004. Prior to joining Eaton, Holder served as Director of Aircraft and Technical Purchasing for US Airways and also held a variety of leadership positions at AlliedSignal Corp. and Parker Hannifin Corp.

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

Thomas C. Burwell, Jr. joined NN as Corporate Controller in September 2005. He was promoted to Vice President Chief Accounting Officer and Corporate Controller in 2011. Prior to joining NN, Mr. Burwell held various positions at Coats, PLC from 1997 to 2005 ultimately becoming the Vice President of Finance for the U.S. Industrial Division. From 1992 to 1997, Mr. Burwell held various positions at the international accounting firm BDO Seidman, LLP. Mr. Burwell is a Certified Public Accountant.

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

Corporate Developments

On September 4, 2012, the Board of Directors announced that Chairman and Chief Executive Officer, Roderick R. Baty informed the Board that he will retire from his positions of Chairman, Chief Executive Officer and President. Mr. Baty’s retirement was effective June 3, 2013.

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

From time to time a large portion of our capital structure may be in the form of debt. As such, we continue to heavily rely on our current lenders as a major source of long term capital.

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

The end markets for fully assembled bearings and industrial and automotive components are cyclical and tend to decline in response to overall declines in industrial and automotive production. As a result, the market for the bearing components and precision metal, plastic, and rubber products we sell is also cyclical and impacted by overall levels of industrial and automotive production. Our sales have been, and can be in the future, negatively affected by adverse conditions in the industrial and/or automotive production sectors of the economy or by adverse global or national economic conditions generally. Additionally, inflation in oil and the resulting higher gasoline prices could have a negative impact on demand for our products as a result of consumer and corporate spending reductions.

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

Sales to various U.S. and foreign divisions of SKF, one of the largest bearing manufacturers in the world, accounted for approximately 36% of consolidated net sales in 2013. No other customers accounted for more than 10% of sales. During 2013, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 78% of our consolidated net sales. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.

We operate in and sell products to customers outside the U.S. and are subject to several risks related to doing business internationally.

Because we obtain a majority of our raw materials from overseas suppliers, actively participate in overseas manufacturing operations and sell to a large number of international customers, we face risks associated with the following:

•	adverse foreign currency fluctuations;

•	changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations;

•	the potential imposition of trade restrictions or prohibitions;

•	a U.S. Federal Tax code that discourages the repatriation of funds to the U.S.;

•	the potential imposition of import or other duties or taxes; and

•	unstable governments or legal systems in countries in which our suppliers, manufacturing operations, and customers are located.

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

The costs and difficulties of integrating acquired businesses could impede our future growth.

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

Acquisitions constitute a majority of our future growth strategy.

Acquiring businesses that complement or expand our operations has been and continues to be a key element of our business strategy. This strategy calls for growth through acquisitions constituting a majority of our future growth objectives, with the remainder resulting from organic growth and increased market penetration. We cannot assure you that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future. In addition, we may borrow funds to acquire other businesses, increasing our interest expense and debt levels. Our inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on our business, financial position, results of operations and cash flows. Our borrowing agreements limit our ability to complete acquisitions without prior approval of our lenders.

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

The market price of our common stock could be subject to significant fluctuations and may decline. Among the factors that could affect our stock price are:

•	economic recession or other macro-economic factors;

•	our operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as earnings per share, net income and revenues;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	loss of any member of our senior management team;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	sales of our common stock by stockholders;

•	general market conditions;

•	domestic and international economic, legal and regulatory factors unrelated to our performance;

•	loss of a major customer; and

•	the declaration and payment of a dividend.

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

Metal Bearing Components Segment

Manufacturing Operation	Country	Approximate Sq. Feet	Owned or Leased
Erwin Plant	U.S.A.	155,000	Owned
Mountain City Plant	U.S.A.	86,000	Owned
Kilkenny Plant (non-operating)	Ireland	125,000	Owned
Pinerolo Plant	Italy	330,000	Owned
Kysucke Plant	Slovakia	135,000	Owned
Veenendaal Plant	The Netherlands	159,000	Owned
Kunshan Plant Phase I	China	110,000	Leased
Kunshan Plant Phase II	China	75,000	Leased

The Kunshan Plant leases are accounted for as a capital lease and we have an option to purchase the facilities at various points in the future. Production at the Kilkenny Plant ceased on February 6, 2009 and was moved to other European Metal Bearing Components operations. The Kilkenny property is being made ready for sale with any expected sale to occur later than a year from the date of this report. As such, the property is still considered to be held and used for which the carrying value of approximately $800,000 at December 31, 2013 approximates its fair value. We do not expect to close any facilities or incur any losses from the sale of our real property within the next twelve months from the date of this report.

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

All legal proceedings are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes. The procedures performed include reviewing attorney and plaintiff correspondence, reviewing any filings made and discussing the facts of the case with local management and legal counsel. We have recognized loss contingencies of approximately $200,000 and $500,000 at December 31, 2013 and December 31, 2012, respectively, which we believe are adequate to cover all probable liabilities to be incurred by all of the cases in the aggregate.

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

Our common stock is traded on The NASDAQ Stock Market LLC (“NASDAQ”) under the trading symbol “NNBR.” As of March 10, 2014, there were approximately 3,500 holders of record of our common stock and the closing per share stock price as reported by NASDAQ was $19.29.

The following table sets forth the high and low closing sales prices of the common stock, as reported by NASDAQ.

	Close Price
	High	Low
2013
First Quarter	$9.88	$8.38
Second Quarter	11.11	8.32
Third Quarter	15.28	11.27
Fourth Quarter	20.77	15.13

2012
First Quarter	$10.16	$5.68
Second Quarter	10.21	7.39
Third Quarter	10.80	8.11
Fourth Quarter	9.28	7.26

The following graph compares the cumulative total shareholder return on our common stock (consisting of stock price performance and reinvested dividends) from December 31, 2008 with the cumulative total return (assuming reinvestment of all dividends) of (i) the Value Line Machinery Index (“Machinery”) and (ii) the Standard & Poor’s 500 Stock Index, for the period December 31, 2008 through December 31, 2013. The Machinery index is an industry index comprised of 49 companies engaged in manufacturing of machinery and machine parts, a list of which is available from the Company. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices on December 31, 2008. We cannot assure you that the performance of the common stock will continue in the future with the same or similar trend depicted on the graph.

Comparison of Five-Year Cumulative Total Return*

NN, Inc., Standard & Poors 500 and Value Line Machinery Index

(Performance Results Through 12/31/13)

*	Cumulative total return assumes reinvestment of dividends.

	Cumulative Return
	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
NN, Inc.	172.93	539.74	262.01	400.00	888.79
Standard & Poors 500	126.46	145.51	148.58	172.35	228.18
Machinery	157.28	261.56	297.73	389.95	562.87

The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and depend upon our profitability, financial condition, capital needs, credit agreement restrictions, future prospects and other factors deemed relevant by the Board of Directors. The following table sets forth the dividends per share paid during 2013. We did not pay any dividends on common stock during 2012.

Dividend
2013
First Quarter	$0.00
Second Quarter	$0.00
Third Quarter	$0.12
Fourth Quarter	$0.06

See Part III, Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2013 Annual Report on Form 10-K for information required by Item 201 (d) of Regulation S-K.

Item 6.	Selected Financial Data

The following selected financial data has been derived from our audited financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, including notes thereto.

(In Thousands, Except Per Share Data)	Year ended December 31,
	2013	2012	2011	2010	2009
Statement of Income Data:
Net sales	$373,206	$370,084	$424,691	$365,369	$259,383
Cost of products sold (exclusive of depreciation shown separately below)	295,136	294,859	347,622	296,422	235,466
Selling, general and administrative	33,281	31,561	30,657	30,407	27,273
Depreciation and amortization	16,957	17,643	17,016	19,195	22,186
(Gain) loss on disposal of assets	5	(17)	(36)	808	493
Restructuring and impairment charges, excluding goodwill impairment	—	967	—	2,289	4,977

Income (loss) from operations	27,827	25,071	29,432	16,248	(31,012)
Interest expense	2,374	3,878	4,715	6,815	6,359
Write-off of unamortized debt issuance cost	—	—	—	130	604
Other expense (income), net	275	852	(1,388)	(1,682)	(351)

Income (loss) before provision (benefit) for income taxes	25,178	20,341	26,105	10,985	(37,624)
Provision (benefit) for income taxes	8,000	(3,927)	5,168	4,569	(2,290)

Net income (loss)	$17,178	$24,268	$20,937	$6,416	$(35,334)

Basic income (loss) per share:
Net income (loss)	$1.00	$1.43	$1.24	$0.39	$(2.17)

Diluted income (loss) per share:
Net income (loss)	$1.00	$1.42	$1.24	$0.39	$(2.17)

Dividends declared	$0.18	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding - Basic	17,176	17,009	16,817	16,455	16,268

Weighted average number of shares outstanding – Diluted	17,260	17,114	16,953	16,570	16,268

	As of December 31,
(In Thousands)	2013	2012	2011	2010	2009
Balance Sheet Data:
Current assets	$125,674	$127,296	$124,025	$115,670	$98,283
Current liabilities	69,384	58,758	73,041	83,587	68,489
Total assets	262,402	265,343	259,461	248,555	242,652
Long-term debt	26,000	63,715	71,629	67,643	77,558
Stockholders’ equity	152,760	128,560	99,676	78,107	76,803

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

Overview and Management Focus

Our strategy and management focus is based upon the following long-term objectives:

•	Majority of our sales growth by 2018 in our current strategy coming from acquisitions

•	Sales growth in adjacent markets

•	Organic and acquisitive growth within all our segments

•	Global expansion of our manufacturing base to better address the global requirements of our customers

Management generally focuses on these trends and relevant market indicators:

•	Global industrial growth and economics

•	Global automotive production rates

•	Costs subject to the global inflationary environment, including, but not limited to:

•	Raw material

•	Wages and benefits, including health care costs

•	Regulatory compliance

•	Energy

•	Raw material availability

•	Trends related to the geographic migration of competitive manufacturing

•	Regulatory environment for United States public companies

•	Currency and exchange rate movements and trends

•	Interest rate levels and expectations

Management generally focuses on the following key indicators of operating performance:

•	Sales growth

•	Cost of products sold

•	Selling, general and administrative expense

•	Net income

•	Cash flow from operations and capital spending

•	Customer service reliability

•	External and internal quality indicators

•	Employee development

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgment underlying them, are disclosed in Note 1 of the Notes to Consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation and asset impairment recognition. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding our business operations, financial condition and results of operations. We cannot assure you that actual results will not significantly differ from the estimates used in these critical accounting policies.

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

Goodwill is tested for impairment on an annual basis as of October 1 and between annual tests if a triggering event occurs. The impairment procedures are performed at the reporting unit level for the one reporting unit that still has goodwill. In testing goodwill, we have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount including goodwill, the quantitative impairment test is required. Otherwise, no further testing is required. The decision to perform a qualitative assessment or perform a complete step 1 analysis is an annual decision made by management based on several factors including budget to actual performance, economic, market and industry considerations such as automotive production rates in the geographic markets we serve and cash flow from operations.

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

If the carrying value of the reporting unit, including goodwill, is less than fair value of the reporting unit, the goodwill is not considered impaired. If the carrying value is greater than fair value then the potential for impairment of goodwill exists. The potential impairment is determined by allocating the fair value of the reporting unit among the assets and liabilities based on a purchase price allocation methodology as if the reporting unit was acquired in a business combination. The fair value of the goodwill is implied from this allocation and compared to the carrying value with an impairment loss recognized if the carrying value is greater than the implied fair value.

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

The calculation of tax assets, liabilities, and expenses under U.S. GAAP is largely dependent on management judgment of the current and future deductibility and utilization of taxable expenses and benefits using a more likely than not threshold. Specifically, the realization of deferred tax assets and the certainty of tax positions taken are largely dependent upon management weighting the current positive and negative evidence for recording tax benefits and expenses. Additionally, many of our positions are based on future estimates of taxable income and deductibility of tax positions. Particularly, our assertion of permanent reinvestment of foreign undistributed earnings is largely based on management’s future estimates of domestic and foreign cash flows and current strategic foreign investment plans. In the event that the actual outcome from future tax consequences differs from management estimates and assumptions or management plans and positions are amended, the resulting change to the provision for income taxes could have a material impact on the consolidated results of operations and statement of financial position. (See Notes 1 and 12 of the Notes to Consolidated Financial Statements).

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

	As a Percentage of Net Sales Year ended December 31,
	2013	2012	2011

Net sales	100.0%	100.0%	100.0%
Cost of product sold (exclusive of depreciation and amortization shown separately below)	79.1	79.7	81.9

Selling, general and administrative expenses	8.9	8.5	7.2

Depreciation and amortization	4.5	4.8	4.0

(Gain) loss on disposal of assets	0.0	0.0	0.0

Restructuring and impairment charges	0.0	0.3	0.0

Income from operations	7.5	6.7	6.9

Interest expense	0.6	1.0	1.1

Other (income) expense, net	0.1	0.2	(0.3)

Income before provision for income taxes	6.7	5.5	6.1

Provision for income taxes	2.1	(1.1)	1.2

Net income	4.6%	6.6%	4.9%

Sales Concentration

Sales to various U.S. and foreign divisions of SKF, one of the largest bearing manufacturers in the world, accounted for approximately 36% of consolidated net sales in 2013. During 2013, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 78% of our consolidated net sales. None of our other customers individually accounted for more than 10% of our consolidated net sales for 2013. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and have a corresponding negative impact on our operating profit margin due to the operational leverage these customers provide. This could lead to sales volumes not being high enough to cover our current cost structure or to provide adequate operating cash flows or cause us to incur additional restructuring and/or impairment costs. Due to a limit on the amount of excess bearing component production capacity in the markets we serve, we believe it would be difficult for any of our top ten customers to take a significant portion of our business away in the short term.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2013	2012	Change
Net sales	$373,206	$370,084	$3,122
Foreign exchange effects				5,602
Volume				2,632
Price				(1,023)
Mix				(445)
Material inflation pass-through				(3,644)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	295,136	294,859	277
Foreign exchange effects				4,559
Volume				1,663
Cost reduction projects and other cost changes				(3,911)
Inflation				(2,034)

Selling, general and administrative	33,281	31,561	1,720
Foreign exchange effects				320
Severance costs not related to an exit activity				1,014
Increase in spending				386

Depreciation and amortization	16,957	17,643	(686)
Foreign exchange effects				269
Net decrease in depreciation expense				(955)

Restructuring and impairment charges	—	967	(967)
Interest expense	2,374	3,878	(1,504)
(Gain)/Loss on disposal of assets	5	(17)	22
Other expense (income), net	275	852	(577)

Income before provision (benefit) for income taxes	25,178	20,341	4,837
Provision (benefit) for income taxes	8,000	(3,927)	11,927

Net income	$17,178	$24,268	$(7,090)

Non-recurring benefits/expense. Included in net income for the year ended December 31, 2012, were two items that we do not expect to recur and as such impact the overall analysis of the 2012 income statement in comparison to 2013 and future periods. First, the 2012 full year net income of $24.3 was materially impacted by $7.3 million in favorable net tax benefits that are not expected to recur. The net tax benefits were a combination of a $9.8 million reversal of valuation allowances on the majority of U.S. deferred tax assets and other miscellaneous favorable tax adjustments of $0.5 million, partially offset by $3.1 million in taxes on a return of basis transaction (See Note 12 of the Notes to Consolidated Financial Statements). Additionally, the year ended December 31, 2012, net income was negatively impacted by the $1.0 million impairment charge, net of tax, related to our former manufacturing facility in Kilkenny, Ireland. Excluding these two impacts, net income for 2012 would have been $17,968.

Net Sales. Net sales increased during 2013 over 2012 principally due to increased sales volumes at units selling into the European, North American, and Asian automotive and heavy truck markets. These gains were partially offset by lower sales volumes related to customer and platform specific issues, customers reducing their inventory levels, and due to certain segments deemphasizing lower margin, non-strategic programs. During the first half of 2013, our sales were negatively impacted by European auto market weakness. During the third and fourth quarters, we began to experience positive sales momentum in Europe due to better overall market penetration with our customers and from increased demand in the European automotive and heavy truck markets. Additionally, we have experienced increased sales demand for our products in the North American and Asian automotive markets during the last three quarters of 2013. Despite the positive sales momentum, our businesses continue to be effected by the historically low European automotive and industrial markets and slowing overall economic growth in Asia. Beyond the sales volume changes, Euro denominated sales increased due to appreciation in the Euro compared to the U.S. Dollar. Mostly offsetting the increase due to foreign exchange were reductions in price and raw material pass-through driven by lower levels of material inflation incurred in 2013, when compared with 2012, which led to lower pass-through to our customers and due to contractual price decreases for certain long-term sales programs.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). The costs of products sold increased primarily in 2013 due to Euro costs appreciating relative to the U.S. Dollar and from production costs incurred to support the higher overall sales volumes discussed above. These increases were partially offset by benefits from specific continuous improvement projects undertaken during 2013 and from lower overall raw material inflation experienced during 2013.

Selling, General and Administrative. The increase in spending in selling, general and administrative expenses in 2013 was primarily due to severance costs not related to an exit activity, relocation costs for new management members, higher professional fees for consulting and recruitment and higher foreign exchange expenses.

Interest Expense. The reduction in interest expense was due to the reduction in the interest rate charged on our variable rate loans effective with the October 2012 amendment and from lower overall debt levels in 2013 compared to 2012.

Provision for Income Taxes. The difference between the effective tax rate of 32% for 2013 versus the effective rate of negative 19% for 2012 was primarily due to the net $7.3 million tax benefit posted in 2012. This tax benefit related to the removal of valuation allowances on the deferred tax assets of our U.S. units at December 31, 2012 partially offset by taxes related to a return of basis transaction. Additionally, prior to the reversal of the valuation allowance on December 31, 2012, we did not recognize tax expense at our U.S. operations which provided a tax benefit of $2.5 million.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2013	2012	Change

Net sales	$259,459	$252,241	$7,218
Foreign exchange effects				5,602
Volume				6,872
Price				(1,130)
Mix				(1,337)
Material inflation pass-through				(2,789)

Segment net income	$18,519	$20,980	$(2,461)

The majority of the increase in net sales was due to higher sales volumes experienced at units selling into the European, North American and Asian automotive markets and the European heavy truck market. Partially offsetting the volume increases were lower levels of price increases and material inflation incurred by our businesses and passed on to our customers in 2013 versus 2012. We experienced positive sales momentum in Europe during the second half of 2013, due to better overall market penetration with our customers and from increased demand in the European automotive and heavy truck markets. Additionally, we experienced increased demand in the North American and Asian automotive markets subsequent to the first quarter of 2013.

The segment net income in 2013 was negatively impacted by the U.S. unit of the segment recognizing tax expense of $4.0 million in 2013 versus not recognizing tax expense in 2012 as all the deferred tax assets of our U.S. units were offset by full valuation allowances. Beyond the tax effects the results of the segment in 2013 were actually favorable as compared to 2012 as segment pre-tax income was $2.1 million higher in 2013. The 2013 segment net income was favorably impacted by $1.8 million after-tax from profits related to higher sales and by $1.6 million after-tax from continuous improvement projects undertaken in 2013. Partially offsetting the favorable impacts, segment net income was reduced by $1.4 million after-tax from reductions related to prices, material pass throughs and mix.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2013	2012	Change

Net sales	$78,756	$76,746	$2,010
Volume				2,099
Price/Mix/Inflation				(89)

Segment net income	$5,799	$9,110	$(3,311)

The increased sales volumes were due to higher demand with certain customers in the North American automotive market during 2013 net of the segment deemphasizing certain non-strategic platforms in an effort to improve operating performance and margins.

The reduction in segment net income was primarily due to recording $3.0 million in U.S. tax expense during 2013 versus not recognizing tax expense for the segment during 2012 as all the deferred tax assets of our U.S. units were offset by full valuation allowances. Additionally, in 2012 the segment net income included $1.8 million of net tax benefits related to the reversal of valuation allowances on segment deferred tax assets at December 31, 2012.

Beyond the tax effects, segment pre-tax income was $2.2 million higher in 2013 compared to 2012. The segment net income benefitted from profits of $0.6 million after-tax from the higher sales volumes and through cost reduction projects and operational improvements of $0.9 million after-tax.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2013	2012	Change

Net sales	$34,991	$41,097	$(6,106)
Volume				(6,340)
Price/Mix/Inflation				234

Segment net income	$383	$3,921	$(3,538)

Sales were down due to lower volume from certain sales programs ending, deemphasizing certain low margin platforms and the timing of demand at certain industrial product customers. Segment net income decreased $1.7 million after-tax due to the negative effects of lower sales volumes and not being able to fully offset fixed production costs as sales declined. Additionally, 2012 segment net income was favorably impacted by $2.2 million of net tax benefits related to the reversal of valuation allowances on segment deferred tax assets at December 31, 2012.

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

Non-recurring benefits/expense. Included in net income for the year ended December 31, 2012, were two items that we do not expect to recur and as such impact the overall analysis of the 2012 income statement in comparison to 2011 and future periods. First, the 2012 full year net income of $24.3 was materially impacted by $7.3 million in favorable net tax benefits that are not expected to recur. The net tax benefits were a combination of a $9.8 million reversal of valuation allowances on the majority of U.S. deferred tax assets and other miscellaneous favorable tax adjustments of $0.5 million, partially offset by $3.1 million in taxes on a return of basis transaction (See Note 12 of the Notes to Consolidated Financial Statements). Additionally, the year ended December 31, 2012, net income was negatively impacted by the $1.0 million impairment charge, net of tax, related to our former manufacturing facility in Kilkenny, Ireland.

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

Other expense (income), net. Included in other expense (income), net, during 2012, was $1.2 million related to foreign exchange losses on inter-company loans. During 2011, inter-company loans generated foreign exchange gains of $0.9 million. The gains and losses are a function of the appreciation or depreciation of the Euro versus the U.S. Dollar. Additionally, 2012 included $0.2 million in gains realized with receipt of the final payment of a note receivable.

Provision for income taxes. The main cause of the year ended December 31, 2012 tax benefit was the net $7.3 million tax benefit posted in the fourth quarter of 2012 related to the removal of valuation allowances on the deferred tax assets of our U.S. units at December 31, 2012 partially offset by taxes related to an international distribution. This net benefit plus lower pre-tax income during 2012, related to lower sales volumes discussed above, account for the variance in tax expense from 2011 to 2012. (See Note 13 of the Notes to Consolidated Financial Statements).

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

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2012	2011	Change

Net sales	$76,746	$72,272	$4,474
Volume				4,078
Price/Mix				396

Segment net income (loss)	$9,110	$(1,864)	$10,974

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

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2012	2011	Change

Net sales	$41,097	$43,536	$(2,439)
Volume				(2,993)
Price/Mix				554

Segment net income	$3,921	$2,879	$1,042

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

Changes in Financial Condition from December 31, 2012 to December 31, 2013.

From December 31, 2012 to December 31, 2013, our total assets decreased $2.9 million and our current assets decreased $1.6 million. The appreciation in the value of Euro denominated account balances and Chinese Yuan denominated account balances, relative to the U.S. Dollar, caused total assets and current assets to increase approximately $6.3 million and $2.8 million, respectively, from December 31, 2012.

The decrease in total assets was due to a $16.0 million decrease in cash used to pay down our outstanding debt balance. This reduction was partially offset by a $6.3 million increase in accounts receivable and $7.2 million increase in inventory.

Excluding the foreign exchange effects, accounts receivable increased by $6.3 million due primarily to the 12% increase in sales volume in December and November of 2013 from sales levels in December and November of 2012. The days sales outstanding as of December 31, 2013 was consistent with the days sales outstanding as of December 31, 2012.

Excluding the foreign exchange effects, inventories increased by $7.2 million from December 31, 2012, primarily due to increasing consigned finished goods with our largest customer and due to increasing inventory levels to fulfill seasonal demand in the first and second quarter of 2014.

From December 31, 2012 to December 31, 2013, our total liabilities decreased $27.1 million. The appreciation in the value of Euro and Chinese Yuan denominated account balances, relative to the U.S. Dollar, caused total liabilities to increase approximately $2.1 million from December 31, 2012. The majority of the reduction was from a $33 million decrease in long-term and short-term debt achieved by reducing our cash balance $16.0 million and from using free cash flows of $17.1 generated during 2013. The debt reduction was partially offset by increases in accounts payable of $2.6 million due the higher levels of sales and production experienced during the fourth quarter of 2013 versus the fourth quarter of 2012.

Working capital, which consists principally of cash, accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $56.3 million at December 31, 2013 as compared to $68.5 million at December 31, 2012. The ratio of current assets to current liabilities decreased from 2.17:1 at December 31, 2012 to 1.81:1 at December 31, 2013. The decrease in working capital was due primarily to the decreased cash balance and increased accounts payable balance as discussed above.

Cash flow provided by operations was $31.8 million for 2013 compared with $37.4 million for 2012. The unfavorable variance in cash flow provided by operations was principally due to increasing net working capital during 2013 to meet the increased sales and production volume levels. In 2012, the working capital decreased to the reduction in sales levels from 2011 to 2012.

Cash used by investing activities was $15.3 million in 2013 compared with cash used by investing activities of $14.8 million in 2012. The decrease was primarily due to $1.8 million in lower spending on acquisitions of property plant and equipment in 2013 as planned mostly offset by receipt of $1.9 million for the pay-off of a note receivable in 2012.

Cash used by financing activities was $32.3 million for 2013 compared with cash used by financing activities of $9.6 million in 2012. The decrease was primarily due to the net repayment of short-term and long-term debt of $33 million in 2013 driven by reducing the cash balances by $16.0 million and from the $17.1 million in free cash flow as discussed above.

Liquidity and Capital Resources

Amounts outstanding under our $100 million credit facility and our fixed rate notes as of December 31, 2013, were $10.8 million (including $0.8 million under our swing line of credit) and $25.7 million, respectively. As of December 31, 2013, we can borrow up to an additional $88.5 million under the $100 million credit facility, including $9.2 million under our swing line of credit, subject to limitations based on existing financial covenants. The $88.5 million of availability is net of $0.7 million of outstanding letters of credit at December 31, 2013, which are considered as usage of the facility.

We were in compliance with all covenants related to the $100 million credit facility and the fixed rate notes agreements as of December 31, 2013.

The table below summarizes the financial covenants of the two credit agreements as of December 31, 2013:

Financial Covenants	Required Covenant Level	Actual Level Achieved
Interest coverage ratio	Not to be less than 3.00 to 1.00 as of the last day of any fiscal quarter	11.42 to 1.00
Fixed charge coverage	Not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter	1.29 to 1.00
Leverage ratio	Not to exceed 2.75 to 1.00 for the most recently completed four fiscal quarters	0.91 to 1.00
Capital expenditures	Not to invest more than $26.4 million during the fiscal year 2013	$15.3 million

On October 26, 2012, we amended our $100 million revolving credit facility agented by KeyBank and our fixed rate notes with Prudential Capital in order to take advantage of lower interest rates, to extend the maturity of the revolving credit facility to October 26, 2017, and to remove certain restrictions on acquisitions, payments of dividends and stock repurchases. The amended interest rates on our revolving credit facility are LIBOR plus an applicable margin of 1.25% to 2.25% (depending on the level of debt to earnings before taxes, interest and depreciation (“EBITDA”)). Prior to the October 26, 2012 amendment, the $100 million revolving credit facility interest rates were LIBOR plus a margin of 2.50% to 3.50% (depending on the level of debt to EBITDA). The interest rate on our $40 million aggregate fixed rate notes, of which $5,714 was outstanding as of December 31, 2013, was reduced from 5.39% to 4.89%. The amended agreements allow us to undertake acquisitions, pay dividends, and repurchase stock provided we are in compliance with specified covenants. Additionally, the minimum fixed charge coverage ratio will remain at “not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter” for the full terms of the amended agreements.

Our arrangements with our domestic customers typically provide that payments are due within 30 to 60 days following the date of our shipment of goods, while arrangements with foreign customers of our domestic business (other than foreign customers that have entered into an inventory management program with us) generally provide that payments are due within 60 to 120 days following the date of shipment to allow for additional transit time and customs clearance. Under the Metal Bearing Components Segment’s inventory management program with certain customers, payments typically are due within 30 days after the customer uses the product. Our arrangements with European customers regarding due dates vary from 30 to 90 days following date of sale for European based customers and 60 to 120 days from customers outside of Europe to allow for additional transit time and customs clearance. Our sales and receivables can be influenced by seasonality due to our relative percentage of European business coupled with many foreign customers slowing production during the month of August. For information concerning our quarterly results of operations for the years ended December 31, 2013 and 2012, see Note 15 of the Notes to Consolidated Financial Statements.

We invoice and receive payment from many of our customers in Euros as well as other currencies. Additionally, we are party to various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. Dollar. In 2013, the fluctuation of the Euro against the U.S. Dollar positively impacted sales and net income. As a result of these sales, loans, payables and receivables, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of December 31, 2013, no currency hedges were in place. In addition, a strengthening of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have made planned capital expenditures totaling $15.3 million during the year ended December 31, 2013. During 2014, we expect to spend approximately $20 million on capital expenditures, the majority of which relate to new or expanded business. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our capital expenditures and working capital needs through December 2014. We base this assertion on our current availability for borrowing of up to $88.5 million and our forecasted positive cash flow from operations for the year ending December 31, 2014.

The table below sets forth our contractual obligations and commercial commitments as of December 31, 2013 (in thousands):

Certain Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt including current portion	$36,477	$10,477	$8,000	$18,000	$—
Expected interest payments	3,580	1,196	1,656	728	—
Operating leases	9,787	2,802	4,758	2,209	18
Capital leases	6,968	493	986	986	4,503

Total contractual cash obligations	$56,812	$14,968	$15,400	$21,923	$4,521

There are $6.9 million of long-term post-employment benefits, the payment of which depends on various factors including at which point employees leave the Company. Based on the best available information, we believe the vast majority of these payments will be made after 5 years.

We have approximately $1.9 million in unrecognized tax benefits and related penalties and interest accrued within the liabilities section of our balance sheet. We are unsure when or if at all these amounts might be paid to U.S. and/or foreign taxing authorities. Accordingly, these amounts have been excluded from the table above. (See Note 12 of the Notes to Consolidated Financial Statements).

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

Seasonality and Fluctuation in Quarterly Results

Our net sales historically have been seasonal in nature, due to a significant portion of our sales being to European customers that significantly slow production during the month of August. For information concerning our quarterly results of operations for the years ended December 31, 2013 and 2012. (See Note 15 of the Notes to Consolidated Financial Statements).

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

We are exposed to changes in financial market conditions in the normal course of our business due to our outstanding debt balances as well as from transacting in various foreign currencies. To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At December 31,

2013, we had $25.7 million of fixed rate notes outstanding and $10.8 million outstanding under the variable rate revolving credit facilities. At December 31, 2013, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.1 million. The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our Metal Bearing Component Segment invoices and receives payment in currencies other than the U.S. Dollar including the Euro. Additionally, we participate in various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. Dollar. In 2013, the fluctuation of the Euro against the U.S. Dollar positively impacted revenue and net income and increased assets and liabilities. To help reduce exposure to foreign currency fluctuation, we have incurred debt in Euros in the past and have, from time to time, used foreign currency hedges to hedge currency exposures when these exposures meet certain discretionary levels. We did not use any currency hedges in 2013, nor did we hold a position in any foreign currency hedging instruments as of December 31, 2013.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NN, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of NN, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 14, 2014

NN, Inc.

Consolidated Balance Sheets

December 31, 2013 and 2012

(In thousands, except per share data)

	2013	2012
Assets
Current assets:
Cash	$3,039	$18,990
Accounts receivable, net	58,929	51,628
Inventories	54,530	46,150
Income tax receivable	816	2,112
Current deferred tax assets	2,119	2,104
Other current assets	6,241	6,312

Total current assets	125,674	127,296

Property, plant and equipment, net	121,089	119,687
Goodwill, net	8,624	8,254
Intangible assets, net	900	900
Non-current deferred tax assets	2,713	6,065
Other non-current assets	3,402	3,141

Total assets	$262,402	$265,343

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,687	$37,000
Accrued salaries, wages and benefits	11,761	10,174
Income taxes payable	1,340	543
Current maturities of long-term debt	10,477	5,801
Current portion of obligation under capital lease	493	479
Other current liabilities	4,626	4,761

Total current liabilities	69,384	58,758

Non-current deferred tax liabilities	3,844	3,850
Long-term debt, net of current portion	26,000	63,715
Accrued post-employment benefits	6,920	6,930
Obligation under capital lease, net of current portion	3,494	3,530

Total liabilities	109,642	136,783

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Common stock - $0.01 par value, authorized 45,000 shares, issued and outstanding 17,630 in 2013 and 17,044 in 2012.	176	170
Additional paid-in capital	63,126	56,880
Retained earnings	65,929	51,880
Accumulated other comprehensive income	23,529	19,630

Total stockholders’ equity	152,760	128,560

Total liabilities and stockholders’ equity	$262,402	$265,343

See accompanying notes to consolidated financial statements

NN, Inc.

Consolidated Statements of Income and Comprehensive Income

Years ended December 31, 2013, 2012 and 2011

(In thousands, except per share data)

	2013	2012	2011

Net sales	$373,206	$370,084	$424,691
Cost of products sold (exclusive of depreciation and amortization shown separately below)	295,136	294,859	347,622
Selling, general and administrative	33,281	31,561	30,657
Depreciation and amortization	16,957	17,643	17,016
(Gain) loss on disposal of assets	5	(17)	(36)
Restructuring and impairment charges	—	967	—

Income from operations	27,827	25,071	29,432

Interest expense	2,374	3,878	4,715
Other expense (income), net	275	852	(1,388)

Income before provision (benefit) for income taxes	25,178	20,341	26,105
Provision (benefit) for income taxes	8,000	(3,927)	5,168

Net income	$17,178	$24,268	$20,937

Other comprehensive income:
Foreign currency translation gain (loss)	3,899	2,806	(2,578)

Comprehensive income	$21,077	$27,074	$18,359

Basic income per share:
Net income	$1.00	$1.43	$1.24

Weighted average shares outstanding	17,176	17,009	16,817

Diluted income per share:
Net income	$1.00	$1.42	$1.24

Weighted average shares outstanding	17,260	17,114	16,953

Cash dividends per common share	$0.18	$0.00	$0.00

See accompanying notes to consolidated financial statements

NN, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2013, 2012 and 2011

(In thousands)

	Common Stock		Additional paid in capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Number of Shares	Par Value

Balance, December 31, 2010	16,620	$167	$51,863	$6,675	$19,402	$78,107
Net income	—	—	—	20,937	—	20,937
Stock option expense	—	—	480	—	—	480
Shares issued for options	254	2	2,380	—	—	2,382
Restricted stock compensation expense	75	—	348	—	—	348
Foreign currency translation loss	—	—	—	—	(2,578)	(2,578)

Balance, December 31, 2011	16,949	$169	$55,071	$27,612	$16,824	$99,676
Net income	—	—	—	24,268	—	24,268
Stock option expense	—	—	1,093	—	—	1,093
Shares issued for options	17	—	22	—	—	22
Restricted stock compensation expense	78	1	694	—	—	695
Foreign currency translation gain	—	—	—	—	2,806	2,806

Balance, December 31, 2012	17,044	$170	$56,880	$51,880	$19,630	$128,560
Net income	—	—	—	17,178	—	17,178
Dividends Declared	—	—	—	(3,129)	—	(3,129)
Stock option expense	—	—	1,437	—	—	1,437
Shares issued for options	496	4	4,009	—	—	4,013
Restricted stock compensation expense	90	2	800	—	—	802
Foreign currency translation gain	—	—	—	—	3,899	3,899

Balance, December 31, 2013	17,630	$176	$63,126	$65,929	$23,529	$152,760

See accompanying notes to consolidated financial statements

NN, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$17,178	$24,268	$20,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,957	17,643	17,016
Amortization of debt issue costs	547	824	809
(Gain) loss on disposals of property, plant and equipment	5	(17)	(36)
Allowance for doubtful accounts	177	98	140
Compensation expense from issuance of restricted stock and incentive stock options	2,239	1,788	828
Deferred income tax expense (benefit)	3,331	(7,067)	(968)
Capitalized interest and non-cash interest	—	(173)	(210)
Non-cash restructuring and impairment charges	—	967	—
Changes in operating assets and liabilities:
Accounts receivable	(6,284)	15,330	(7,539)
Inventories	(7,232)	238	(7,079)
Other current assets	1,577	(1,568)	(2,077)
Other non-current assets	(802)	(21)	7
Accounts payable	2,577	(11,630)	(4,790)
Other liabilities	1,481	(3,322)	(2,083)

Net cash provided by operating activities	31,751	37,358	14,955

Cash flows from investing activities:
Acquisition of property, plant and equipment	(15,250)	(17,089)	(20,329)
Proceeds from disposals of property, plant and equipment	—	366	255
Cash lost in deconsolidation of Eltmann	—	—	(979)
Proceeds received from long-term note receivable	—	1,945	—

Net cash used by investing activities	(15,250)	(14,778)	(21,053)

Cash flows from financing activities:
Debt issue costs paid	—	(862)	(453)
Dividends Paid	(3,129)	—	—
Proceeds from long-term debt, net	—	—	20,000
Repayment of long-term debt, net	(33,715)	(7,914)	(16,014)
Proceeds (repayment) of short-term debt, net	676	(701)	789
Proceeds from issuance of stock and exercise of stock options	4,013	22	2,382
Principal payments on capital lease	(136)	(119)	(66)

Net cash provided by (used by) financing activities	(32,291)	(9,574)	6,638

Effect of exchange rate changes on cash flows	(161)	1,448	(1,560)

Net change in cash and cash equivalents	(15,951)	14,454	(1,020)
Cash and cash equivalents at beginning of year	18,990	4,536	5,556

Cash and cash equivalents at end of year	$3,039	$18,990	$4,536

Supplemental schedule of non-cash investing and financing activities:
Compensation expense for stock awards, ($802 in 2013, $695 in 2012, and $348 in 2011) and stock option expense ($1,437 in 2013, $1,093 in 2012, and $480 in 2011) included in stockholders’ equity	$2,239	$1,788	$828

Acquired land and building through a 20 year capital lease not included in investing activities above	$—	$—	$1,948

Interest	$1,777	$3,130	$3,869
Income taxes	$3,986	$5,882	$6,516

See accompanying notes to consolidated financial statements

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

Inventories are stated at the lower of cost or market. Cost is determined using the average costs method. Our policy is to expense abnormal amounts of idle facility expense, freight, handling cost, and waste. In addition, we allocate fixed production overheads based on the normal production capacity of our facilities. Inventory valuations were developed using normalized production capacities for each of our manufacturing locations and the costs from excess capacity or under-utilization of fixed production overheads were expensed in the period incurred and are not included as a component of inventory valuation.

Inventories also include tools, molds and dies in progress that we are producing and will ultimately sell to our customers. This activity is principally related to our Plastic and Rubber Components and Precision Metal Components Segments. These inventories are carried at the lower of cost or market.

d)	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Assets to be disposed of are stated at lower of depreciated cost or fair market value less estimated selling costs. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When a property item is retired, its cost and related accumulated depreciation are removed from the property accounts and any gain or loss is recorded in the consolidated statements of income and comprehensive income. We review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Property, plant and equipment includes tools, molds and dies principally used in our Plastic and Rubber Components and Precision Metal Components Segments that are our property.

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

December 31, 2013, 2012 and 2011

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Provision has not been made for income taxes on unremitted earnings of foreign subsidiaries as these earnings are deemed to be permanently reinvested. We recognize income tax positions that meet the more likely than not threshold and accrue interest and potential penalties related to unrecognized income tax positions which are recorded as a component of the provision (benefit) for income taxes.

h)	Net Income Per Common Share

Basic income per share reflects reported earnings divided by the weighted average number of common shares outstanding. Diluted income per share include the effect of dilutive stock options, unvested restricted stock (if any) and the respective tax benefits, unless inclusion would not be dilutive.

i)	Share Based Compensation

The cost of stock options and stock awards are expensed as compensation expense over the vesting periods based on the fair value at the grant date. (See Note 8 of the Notes to the Consolidated Financial Statements) We use the Black Scholes financial pricing model to determine the fair value of our stock options as our options are not traded in open markets.

We account for stock awards by recognizing compensation expense ratably over the vesting period as specified in the award. Compensation expense to be recognized is based on the stock price at date of grant.

j)	Principles of Consolidation

Our consolidated financial statements include the accounts of NN, Inc. and its subsidiaries. All of our subsidiaries are 100% owned and all are included in the consolidated financial statements for the years end December 31, 2013, 2012, and 2011. All significant inter-company profits, transactions, and balances have been eliminated in consolidation.

k)	Foreign Currency Translation

Assets and liabilities of our foreign subsidiaries are translated at current exchange rates, while revenue, costs and expenses are translated at average rates prevailing during each reporting period. Translation adjustments arising from the translation of foreign subsidiary financial statements are reported as a component of other comprehensive income and accumulated other comprehensive income within stockholders’ equity. In addition, transactions denominated in foreign currencies, including intercompany transactions, are initially recorded at the current exchange rate at the date of the transaction. The balances are adjusted to the current exchange rate

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands, except per share data)

as of each balance sheet date and as of the date when the transaction is consummated. Transaction gains or losses, excluding intercompany loan transactions, are expensed in either cost of products sold or selling, general and administrative lines in the Consolidated Statements of Comprehensive Income as incurred and were immaterial to the years ended December 31, 2013, 2012 and 2011. Transaction gains or losses on intercompany loan transactions are recognized in the other income, net line in the Consolidated Statements of Comprehensive Income as incurred.

l)	Goodwill and Other Indefinite Lived Intangible Assets

We recognize the excess of the purchase price of an acquired entity over the fair value of the net identifiable assets as goodwill. Goodwill is tested for impairment on an annual basis as of October 1 and between annual tests if a triggering event occurs. The impairment procedures are performed at the reporting unit level for the one reporting unit that still has goodwill. In September 2011, the FASB issued a revised accounting standard, intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. For the years ended, December 31, 2013 and 2012, we determined it was more appropriate to perform a full step 1 goodwill test. The decision to perform a qualitative assessment or a complete step 1 analysis is an annual decision made by management. Based on the result of the step 1 analysis fair value of the reporting unit exceeded the carrying value of the reporting unit at December 31, 2013 and 2012.

If the qualitative assessment indicates it is more likely than not that the fair value is less than the carrying value, U.S. GAAP prescribes a two-step process for testing for goodwill impairments. The first step is to determine if the carrying value of the reporting unit with goodwill is less than the related fair value of the reporting unit. The fair value of the reporting unit is determined through use of discounted cash flow methods and market based multiples of earning and sales methods obtained from a grouping of comparable publicly trading companies. We believe this methodology of valuation is consistent with how market participants would value reporting units. The discount rate and market based multiples used are specifically developed for the unit tested regarding the level of risk and end markets served. Even though we do use other observable inputs (Level 2 inputs) the calculation of fair value for goodwill would be most consistent with Level 3 inputs.

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

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands, except per share data)

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

Fair value principles prioritize valuation inputs across three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the assumptions used to measure assets and liabilities at fair value. An asset or liability’s classification within the various levels is determined based on the lowest level input that is significant to the fair value measurement.

p)	Reclassifications

Certain 2012 and 2011 amounts have been reclassified to conform with 2013 presentation.

q)	Recently Issued Accounting Standards

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

2)	Impairment Charges

Impairments of Goodwill and Other Long-Lived Tangible and Intangible Assets

For the year ended December 31, 2012, we recorded $967 of non-cash charges related to the further impairment of our former production facility in Kilkenny, Ireland. Based on updated market based information related to

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands, except per share data)

commercial property valuation in Ireland, management determined the market value of the building was less than book value and the book value was adjusted accordingly. This impairment charge was reported in the Restructuring and Impairment Charges line as a component of income from operations in 2012.

3)	Accounts Receivable and Sales Concentrations

	December 31,
	2013	2012

Trade	$59,374	$51,939
Less - allowance for doubtful accounts	445	311

Accounts receivable, net	$58,929	$51,628

Activity in the allowance for doubtful accounts is as follows:

Description	Balance at Beginning of Year	Additions	Write- offs	Currency Impacts	Balance at End of Year

December 31, 2013
Allowance for doubtful accounts	$311	$177	$(47)	$4	$445

December 31, 2012
Allowance for doubtful accounts	$438	$98	$(224)	$(1)	$311

December 31, 2011
Allowance for doubtful accounts	$478	$140	$(178)	$(2)	$438

For the years ended December 31, 2013, 2012 and 2011, sales to SKF amounted to $132,654, $124,349 and $159,668, respectively, or 36%, 34%, and 38% of consolidated revenues, respectively. None of our other customers accounted for more than 10% of our net sales in 2013, 2012 or 2011. SKF and NTN/SNR were the only customers with accounts receivable concentration in excess of 10% in 2013 and 2012. The outstanding balance as of December 31, 2013 and 2012 for SKF was $17,005 and $15,433, respectively. The outstanding balance as of December 31, 2013 for NTN/SNR was $6,893. All revenues and receivables related to SKF are in the Metal Bearing Components and Plastic and Rubber Components Segments. All revenues and receivables related to SNR are in the Metal Bearing Components Segment.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands, except per share data)

4)	Inventories

	December 31,
	2013	2012
Raw materials	$15,448	$13,013
Work in process	9,672	8,561
Finished goods	29,410	24,576

Inventories	$54,530	$46,150

Inventory on consignment at customers’ sites at December 31, 2013 and 2012 was approximately $4,735 and $2,644, respectively.

The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations. Any costs from abnormal excess capacity or under-utilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

5)	Property, Plant and Equipment

		December 31,
	Estimated Useful Life	2013	2012
Land owned		$6,139	$5,937
Land under capital lease		1,437	1,396
Buildings and improvements owned	15-40 years	45,964	43,751
Buildings under capital lease	20 years	3,172	3,082
Machinery and equipment	3-12 years	261,842	244,138
Construction in process		20,745	20,283

		339,299	318,587
Less - accumulated depreciation		218,210	198,900

Property, plant and equipment, net		$121,089	$119,687

For the years ended December 31, 2013, 2012, and 2011, depreciation expense was $16,957, $17, 643 and $17,016, respectively.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands, except per share data)

6)	Debt

Long-term debt at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Borrowings under our $100,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.1875% at December 31, 2013) plus an applicable margin of 1.25%, expiring October 26, 2017.	$10,763	$38,087

Borrowings under our $40,000 aggregate principal amount notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	5,714	11,429

Borrowings under our $20,000 aggregate principal amount notes bearing interest at a fixed rate of 4.64% maturing on December 20, 2018. Annual principal payments of $4,000 will begin on December 22, 2014 and extend through the date of maturity.	20,000	20,000

Total long-term debt	36,477	69,516

Less current maturities of long-term debt	10,477	5,801

Long-term debt, excluding current maturities	$26,000	$63,715

On October 26, 2012, we amended our $100,000 revolving credit facility agented by KeyBank and our fixed rate notes with Prudential Capital in order to take advantage of lower interest rates, to extend the maturity of the revolving credit facility to October 26, 2017, and to remove certain restrictions on acquisitions, payments of dividends and stock repurchases. The amended interest rates on our revolving credit facility are LIBOR plus an applicable margin ranging from 1.25% to 2.25% (depending on the level of debt to earnings before taxes, interest and depreciation (“EBITDA”)). Prior to the October 26, 2012 amendment, the $100 million revolving credit facility interest rates were LIBOR plus a margin ranging from 2.50% to 3.50% (depending on the level of debt to EBITDA). The interest rate on our $40,000 aggregate fixed rate notes, of which $5,714 was outstanding as of December 31, 2013, was reduced from 5.39% to 4.89%. The amended agreements allow us to undertake acquisitions, pay dividends, and repurchase stock provided we are in compliance with specified covenants. Additionally, the minimum fixed charge coverage ratio will remain at “not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter” for the full terms of the amended agreements.

The $100,000 revolving credit facility may be expanded upon our request with approval of the lenders by up to $35,000 under the same terms and conditions. The loan agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt. The facility has a $10,000 swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. Costs associated with entering into the revolving credit facility and the subsequent amendments were capitalized and will be amortized into interest expense over the life of the facility. As of December 31, 2013 and 2012, $1,617 and $2,012, respectively, of net capitalized loan origination costs related to the revolving credit facility were recorded on the consolidated balance sheet within other non-current assets.

The $40,000 and $20,000 fixed rate agreements contain customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would accelerate the maturity of the debt. We incurred costs as a result of issuing these notes and the subsequent amendments which have been recorded as a component of other non-current assets and are being amortized over the term of the notes. The unamortized balance at December 31, 2013 and 2012 was $34 and $157, respectively.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands, except per share data)

The aggregate maturities of long-term debt including current portion for each of the five years subsequent to December 31, 2013 are as follows:

Year ending December 31,
2014	$10,477
2015	4,000
2016	4,000
2017	14,000
2018	4,000
Thereafter	—

Total	$36,477

On June 1, 2004, our wholly owned subsidiary, NN Asia, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building (approximately 110,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China. The fair value of the land and building were estimated to be approximately $545 and $2,016 (at current exchange rates), respectively and undiscounted annual lease payments are approximately $299 (approximately $5,988 aggregate non-discounted lease payments over the twenty year term). The lease is cancelable after the fifth, ninth, and fourteenth years without payment or penalty by us. In addition, after the end of year five and each succeeding year we can buy the land for a preset price per square meter value and the building for actual cost less depreciation.

On October 1, 2011, our wholly owned subsidiary, NN Asia, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building adjacent to the current leased facility (approximately 75,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China. This lease was entered into to expand the production capacity of our current leased facility. The fair value of the land and building were estimated to be approximately $892 and $1,156 (at current exchange rates), respectively and undiscounted annual lease payments are approximately $193 (approximately $3,850 aggregate non-discounted lease payments over the twenty year term). The lease is cancelable after the fifth, ninth, and fourteenth years without payment or penalty by us. In addition, after the end of year five and each succeeding year we can buy the land for a preset price per square meter value and the building for actual cost less depreciation.

Below are the minimum future lease payments under both capital leases together with the present value of the net minimum lease payments as of December 31, 2013:

Year ending December 31,
2014	$493
2015	493
2016	493
2017	493
2018	493
Thereafter	4,503

Total minimum lease payments	6,968
Less interest included in payments above	(2,981)

Present value of minimum lease payments	$3,987

7)	Employee Benefit Plans

We have defined contribution 401(k) profit sharing plans covering substantially all U.S. employees. All employees are eligible for the plans on the first day of the month following their employment date. A participant may elect to contribute between 1% and 60% of their compensation to the plans, subject to Internal Revenue Service (“IRS”) dollar limitations. Participants age 50 and older may defer an additional amount up to the applicable IRS Catch Up Provision Limit. We provide a matching contribution which is determined on an individual, participating company basis. All participant contributions are immediately vested at 100%. Contributions for all U.S. employees were $349, $335 and $334 in 2013, 2012, and 2011, respectively.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands, except per share data)

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

The amounts shown in the table below represent the actual liabilities at December 31, 2013 and 2012 reported under accrued post-employment benefits in the Consolidated Balance Sheets for both plans combined.

	2013	2012
Beginning balance	$6,930	$7,705
Amounts accrued	1,019	574
Payments to employees/government managed plan	(1,331)	(1,477)
Foreign currency impacts	302	128

Ending balance	$6,920	$6,930

8)	Stock Based Compensation

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

In the years ended December 31, 2013, 2012, and 2011, approximately $2,239, $1,788, and $828, respectively of compensation expense was recognized in selling, general and administrative expense for all share-based awards. The compensation expense recognized in the years ended December 31, 2013, 2012 and 2011 related to stock options was $1,437, $1,093, and $480, respectively. The compensation expense related to stock awards in the years ended December 31, 2013, 2012 and 2011 was $802, $695, and $348, respectively.

During the year ended December 31, 2011, our shareholders approved a new stock based compensation plan totaling 2,500 shares that can be issued in the form of stock options, stock appreciation rights and/or other stock based awards. Any options issued count as the equivalent of one share under the plan. Any stock appreciation rights and/or other stock based awards count as the equivalent one and a half shares under the new plan. As of December 31, 2013, we have approximately 1,361 maximum shares that can be issued as options, stock appreciation rights, and/or other stock based awards. Under our previously approved plan, we still have 52 options available for issuance.

Stock Option Awards

Option awards are typically granted to non-employee directors and key employees on an annual basis. A single option grant is typically awarded to eligible employees and non-employee directors each year if and when granted by the Compensation Committee of the Board of Directors and occasionally individual grants are awarded to eligible

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands, except per share data)

employees. All employee and non-employee directors are awarded options at an exercise price equal to the closing price of our stock on the date of grant. The term life of options is ten years with vesting periods of generally three years for key employees and one year for non-employee directors. The fair value of our options cannot be determined by market value as they are not traded in an open market. Accordingly, the Black Scholes financial pricing model is utilized to determine fair value based on certain assumptions discussed below.

During 2013, 2012 and 2011, we granted 354, 285, and 216 options, respectively, to certain key employees and non-employee directors. The weighted average grant date fair value of the options granted during the years ended December 31, 2013, 2012 and 2011 was $5.17, $4.27, and $5.98, respectively. Upon exercise of stock options, new shares of our stock are issued. The weighted average assumptions relevant to determining the fair value at the dates of grant are below:

	2013	2012	2011
Term	6 years	6 years	6 years
Risk free interest rate	0.87%	1.16%	1.72%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	57.00%	50.51%	42.10%
Expected forfeiture rate	3.00%	3.00%	5.00%

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

The following table provides a reconciliation of option activity for the year ended December 31, 2013:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	1,384	$9.94
Granted	354	$9.81
Exercised	(496)	$8.10
Forfeited or expired	(9)	$9.36

Outstanding at December 31, 2013	1,233	$10.65	6.5	$11,762	(1)

Exercisable at December 31, 2013	687	$11.22	4.6	$6,168	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at December 31, 2013.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands, except per share data)

As of December 31, 2013, there was approximately $1,151 and $633 of unrecognized compensation costs for stock options and restricted stock, respectively, to be recognized over approximately two years.

Cash proceeds from the exercise of options in the years ended December 31, 2013, 2012, and 2011 totaled approximately $4,013, $22, and $2,382, respectively. For the years ended December 31, 2013, 2012 and 2011, proceeds from stock options were presented exclusive of tax benefits in the Financing Activities section of the Consolidated Statements of Cash Flows. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $1,416, $107, and $1,283, respectively.

Stock Awards

During the year ended December 31, 2013, 2012 and 2011, we issued 90, 78 and 75 shares, respectively, of our common stock as awards to key employees and non-executive directors. The fair value of the shares issued was determined by using the grant date price of our common stock with a weighted average grant date value of $9.82. The recognized compensation expense for stock awards in the years ended December 31, 2013, 2012, and 2011 was approximately $802, $695, and $348, respectively. The shares issued in 2013, 2012 and 2011 vest over three years.

9)	Goodwill, Net

As of December 31, 2013, we have recorded goodwill at only one site, the Pinerolo Plant reporting unit of the Metal Bearing Components Segment. We completed our annual goodwill impairment review during the fourth quarters of 2013, 2012, and 2011. For the years ended December 31, 2013, 2012 and 2011, we concluded that there were no indicators of impairment at the Pinerolo Plant reporting unit.

The changes in the carrying amount of goodwill for the years ended December 31, 2013, 2012 and 2011 are as follows:

(In thousands)	Metal Bearing Components Segment

Balance as of January 1, 2011	$8,396
Currency impacts	(357)

Balance as of December 31, 2011	$8,039

Currency impacts	215

Balance as of December 31, 2012	$8,254

Currency impacts	370

Balance as of December 31, 2013	$8,624

The cumulative accumulated impairment charges included in the reported goodwill balances at December 31, 2013, 2012 and 2011 were $40,045 all of which were recorded during the years ended December 31, 2008 and 2007.

10)	Intangible Assets, Net

The Precision Metal Components Segment has an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway. This indefinite lived intangible asset was tested for impairment as of December 31, 2013 and the fair value of this intangible asset exceeded its book value. We elected to use Step 1 testing even though a qualitative approach was available to us.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands, except per share data)

11)	Segment Information

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. In order to enhance the analysis of segment operating performance, from the third quarter of 2013 interest costs that were previously allocated to certain segments will be reported under Corporate and Consolidations. The 2013, 2012 and 2011 segment information below has been amended for this change in segment reporting. We evaluate segment performance based on segment net income (loss). We account for inter-segment sales and transfers at current market prices. We did not have any individually material inter-segment transactions during 2013, 2012, or 2011.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands, except per share data)

	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total

December 31, 2013
Net sales	$259,459	$78,756	$34,991	$—	$373,206
Interest expense	349	—	—	2,025	2,374
Depreciation and amortization	11,334	4,313	1,347	(37)	16,957
Income tax (benefit) expense	8,345	3,261	216	(3,822)	8,000
Net income (loss)	18,519	5,799	383	(7,523)	17,178
Assets	197,980	39,432	16,638	8,352	262,402
Expenditures for long-lived assets	9,250	4,640	1,015	345	15,250

December 31, 2012
Net sales	$252,241	$76,746	$41,097	$—	$370,084
Interest expense	387	—	—	3,491	3,878
Depreciation and amortization	12,060	4,243	1,366	(26)	17,643
Income tax (benefit) expense	2,819	(1,811)	(2,244)	(2,691)	(3,927)
Net income (loss)	20,980	9,110	3,921	(9,743)	24,268
Assets	198,770	40,727	19,232	6,614	265,343
Expenditures for long-lived assets	14,875	1,511	703	—	17,089

December 31, 2011
Net sales	$308,883	$72,272	$43,536	$—	$424,691
Interest expense	214	—	—	4,501	4,715
Depreciation and amortization	12,295	3,346	1,371	4	17,016
Income tax (benefit) expense	4,785	—	—	383	5,168
Net income (loss)	30,360	(1,864)	2,879	(10,438)	20,937
Assets	188,872	47,027	19,740	3,822	259,461
Expenditures for long-lived assets	11,791	7,194	1,344	—	20,329

Due to the large number of countries in which we sell our products, sales to external customers and long-lived assets utilized by us are reported in the following geographical regions:

	December 31, 2013		December 31, 2012		December 31, 2011
	Net Sales	Property, Plant and Equipment, Net	Net Sales	Property, Plant and Equipment, Net	Net Sales	Property, Plant and Equipment, Net

United States	$140,875	$42,573	$144,375	$42,884	$140,492	$46,959

Europe	149,649	57,505	140,208	54,768	193,948	56,442
Asia	38,233	21,011	39,576	22,035	42,591	17,127
Canada	9,415	—	7,464	—	6,172	—
Mexico	21,963	—	24,030	—	23,024	—
S. America	13,071	—	14,431	—	18,464	—

All foreign countries	232,331	78,516	225,709	76,803	284,199	73,569

Total	$373,206	$121,089	$370,084	$119,687	$424,691	$120,528

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands, except per share data)

12)	Income Taxes

Prior to December 31, 2012, we had full valuation allowances against all the deferred tax assets of our U.S. units as we had determined that it was more likely than not the U.S. locations would be unable to generate sufficient profits to allow realization of existing deferred tax assets at those period ends. The determination to place a valuation allowance on the tax benefits incurred by our U.S. based operations was made during 2009 due to the 2009 results of these entities being much more unfavorable than originally forecasted during the global economic recession of 2009. While our U.S. entities generated pre-tax income of $1,633 during the year ended December 31, 2011, the substantial cumulative losses in 2009 and 2010 outweighed the positive evidence of the 2011 taxable income.

For the year ended 2012, the pretax profit of our U.S. based companies increased to approximately $7,400 due in large part to the operational improvements in our Precision Metal Components Segment. This brought the combined 2012 and 2011 pre-tax incomes to approximately $9,000. Additionally, during the fourth quarter of 2012, we utilized approximately $9,000 of net operating losses to offset tax expense related to certain previously earned income of our foreign holding company, as discussed below. This positive evidence coupled with estimates within our U.S. based businesses of fully utilizing our net operating losses within the next two years provided enough positive evidence, in the opinion of management, to overcome the negative evidence of the cumulative pre-tax losses in 2009 and 2010. Accordingly in 2012, after considering all relevant factors and objectively verifiable evidence having an impact on the likelihood of future realization of our U.S. companies’ deferred tax assets, as of December 31, 2012, management concluded that it is more likely than not that the majority of our deferred tax assets will be realized in future years. Accordingly, we reversed $8,512 of the amount of the valuation allowance on our tax effected deferred tax assets, with a credit to the provision for income taxes of $8,512 in our Consolidated Statements of Income and Comprehensive Income.

A valuation allowance of $1,434 will remain offsetting certain deferred tax assets as of December 31, 2013. These assets represent the portion of our previously recognized foreign tax credits which management estimates will not be realized in the future due to their relatively short remaining carry-forward periods. During the year ended December 31, 2013, we reduced the valuation allowance against these credits by $818 related to credits which expired as of December 31, 2013.

The following tables reflect the effects of full valuation allowances on the net deferred tax assets of all U.S. based entities for the year ended December 31, 2011, the removal of $9,814 of these valuation allowances for the year ended December 31, 2012, and recognizing full tax expenses at all jurisdictions for the year ended December 31, 2013.

Income before provision (benefit) for income taxes for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year ended December 31,
	2013	2012	2011

Income before provision (benefit) for income taxes:
United States	$8,259	$7,385	$1,633
Foreign	16,919	12,956	24,472

Total	$25,178	$20,341	$26,105

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands, except per share data)

Total income tax expense (benefit) for the years ended December 31, 2013, 2012, and 2011 was as follows:

	Year ended December 31,
	2013	2012	2011
Current:
U.S. Federal	$—	$(115)	$—
State	179	345	113
Non-U.S.	4,490	2,910	6,023

Total current expense	4,669	3,140	6,136

Deferred:
U.S. Federal	3,594	2,789	534
State	145	12	170
U.S. deferred tax valuation allowance	(818)	(9,814)	(704)
Non-U.S.	410	(54)	(968)

Total deferred expense (benefit)	3,331	(7,067)	(968)

Total expense (benefit)	$8,000	$(3,927)	$5,168

A reconciliation of income taxes based on the U.S. federal statutory rate of 34% for each of the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	Year ended December 31,
	2013	2012	2011

Income taxes at the federal statutory rate	$8,561	$6,916	$8,876
Impact of incentive stock options	261	371	163
Decrease in U.S. valuation allowance	(818)	(12,740)	(704)
Foreign tax credit expiration	818	—	—
Decrease in foreign valuation allowance	—	—	(1,219)
Capital gain on return of basis	—	3,079	—
State income taxes, net of federal taxes	198	334	75
Non-U.S. earnings taxed at different rates	(834)	(1,606)	(2,116)
Change in uncertain tax positions	32	(115)	—
Other permanent differences, net	(218)	(166)	93

	$8,000	$(3,927)	$5,168

During the year ended December 31, 2011, the decrease in the foreign valuation allowance was due to utilizing the net operating losses at certain foreign jurisdictions and to eliminating the valuation allowance on deferred tax assets at our Kysucke (Slovakia) Plant.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands, except per share data)

The tax effects of the temporary differences as of December 31, 2013, 2012 and 2011 are as follows:

	December 31,
	2013	2012	2011
Deferred income tax liabilities:
Tax in excess of book depreciation	$6,673	$6,670	$5,099
Goodwill	2,213	1,987	1,821
Allowance for bad debts	—	—	18
Other deferred tax liabilities	63	112	843

Gross deferred income tax liabilities	8,949	8,769	7,781

Deferred income tax assets:
Goodwill	3,215	4,141	4,846
Inventories	836	768	167
Pension/Personnel accruals	856	921	503
Deductions for uncollectible Eltmann receivables	—	—	310
Net operating loss carry forwards	1,351	3,682	7,526
Foreign tax credits	3,026	3,844	3,326
Guarantee claim deduction	1,141	1,141	—
Accruals and reserves	114	293	—
Other deferred tax assets	832	550	421

Gross deferred income tax assets	11,371	15,340	17,099
Valuation allowance on deferred tax assets	(1,434)	(2,252)	(12,066)

Net deferred income tax assets	9,937	13,088	5,033

Net deferred income tax assets (liabilities)	$988	$4,319	$(2,748)

As realization of certain deferred tax assets is not assured, management has placed valuation allowances against deferred tax assets it believes are not recoverable, as discussed above. For the remainder, management believes it is more likely than not that those net deferred tax assets will be realized. However, the amount of the deferred tax assets considered realizable could be reduced based on changing conditions. Below is a summary of the activity in the total valuation allowances during the years ended December 31, 2013, 2012 and 2011:

	Total Valuation Allowance Activity
	Balance at Beginning of Year	Additions	Recoveries	Deconsolidation of Eltmann subsidiary	Balance at End of Year

2013	$2,252	$—	$(818)	$—	$1,434
2012	$12,066	$—	$(9,814)	$—	$2,252
2011	$16,604	$—	$(2,425)	$(2,113)	$12,066

The net operating loss carry forwards as of December 31, 2013, are composed of net operating losses at our U.S. operations during 2010, 2009 and 2008. The losses of the U.S. based entities can be carried forward 20 years.

The foreign tax credits relate to profits of certain foreign subsidiaries that were taxed as deemed dividends. These credits represent the foreign taxes paid by these subsidiaries at higher effective rates that will be used to offset future foreign source income. A full valuation allowance was placed against these credits as of December 31, 2008, based on estimates, at that time, of future levels of U.S. income tax and foreign source income to be generated that these credits could be used to offset. The valuation allowance will be periodically reviewed as our estimates of future foreign source income are revised based on actual foreign source income recognized in our tax returns and future

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands, except per share data)

changes in foreign source income. As of December 31, 2013 and 2012, management believed it was more likely than not we would only utilize $1,592 and $1,592, respectively, of these credits in the near future and placed a valuation allowance on the remaining $1,434 and $2,252, respectively.

As of December 31, 2006, all of the Company’s foreign earnings had been previously taxed in the U.S. due to the application of IRC Sec. 956. Accordingly, no deferred taxes have been provided for undistributed earnings up to that time.

On December 27, 2012, our foreign holding company declared a distribution of approximately $48,000 to its U.S. parent company NN, Inc. The vast majority of this distribution was a proportional return of investment basis in our Western European subsidiaries. Approximately $9,000 of the distribution pertained to earnings and profits earned by this holding company in previous years. The approximately $9,000 of earning and profits was included in our computation of year ended 2012 taxes and the tax rate resulting in an impact of $3,079. There were two main factors influencing our decision to consider this return of basis. First, there was a desire to reduce the amount of basis in our European subsidiaries recorded on the U.S. parent company’s financial statements considering the downsizing of our European production capacity over the last few years. The second factor was proposed federal tax legislation which, if enacted, could significantly increase the tax cost of returning this basis after 2012. Because there had been no change in our long term international expansion plans as of December 31, 2013, our intent to indefinitely reinvest foreign earnings accumulated through the year ended December 31, 2013 was not changed by these factors. As of the year ended December 31, 2013, we intend to keep indefinitely reinvesting our foreign earnings. We base this assertion on two factors. First, our intention to invest in foreign countries that are strategically important to our Metal Bearing Components Segment business and its customers. Second, we have sufficient access to funds in the U.S. through projected free cash flows and the availability of our credit facilities to fund currently anticipated domestic operational and investment needs.

As such, we do not expect unrepatriated foreign earnings to become subject to U.S. taxation in the foreseeable future. If such earnings were distributed beyond the amount for which taxes have been provided, foreign tax credits would substantially offset the incremental U.S. tax liability. A deferred tax liability will be recognized should we expect we will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments. As we presently plan to permanently reinvest foreign undistributed earnings, we have not provided for U.S. income tax liabilities that would be payable if such earnings were not reinvested indefinitely. It is not practicable to determine the amount of unrecognized deferred tax liability related to the unremitted earnings.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011

Beginning balance	$873	$988	$953
Additions for tax positions of prior years	—	428	35
Reductions for tax positions of prior years	—	(543)	—

Ending balance	$873	$873	$988

As of December 31, 2013, the $873 of unrecognized tax benefits would, if recognized, impact our effective tax rate.

Interest and penalties related to federal, state, and foreign income tax matters are recorded as a component of the provision for income taxes in our statements of income. During 2013, we accrued $32 in foreign interest and penalties. During 2012, we had an increase in foreign interest and penalties of $443 and a decrease in federal and state interest and penalties of $245 as older uncertain items were eliminated due to the tax years being closed or risk being mitigated. During 2011, we had a net reduction in foreign interest and penalties of $43 as older uncertain items were eliminated and newer uncertain items added. As of December 31, 2013, the total amount accrued for interest and penalties was $1,020.

We or our subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various states and foreign

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands, except per share data)

jurisdictions. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years before 2010. We are no longer subject to non-U.S. income tax examinations within various European Union countries for years before 2008. We do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

13)	Reconciliation of Net Income Per Share

	Year ended December 31,
	2013	2012	2011

Net income	$17,178	$24,268	$20,937

Weighted average shares outstanding	17,176	17,009	16,817
Effective of dilutive stock options	84	105	136

Diluted shares outstanding	17,260	17,114	16,953

Basic net income per share	$1.00	$1.43	$1.24

Diluted net income per share	$1.00	$1.42	$1.24

Excluded from the dilutive shares outstanding for the years ended December 31, 2013, 2012, and 2011 were 1,148, 1,187, and 792 of anti-dilutive options, respectively, which had per share exercise prices ranging from of $8.54 to $14.13 for the year ended December 31, 2013, $8.54 to $14.13 for the year ended December 31, 2012 and $11.50 to $14.13 for the year ended December 31, 2011.

14)	Commitments and Contingencies

We have operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates. Rent expense for 2013, 2012 and 2011 was $2,325, $2,375, and $3,181, respectively. The following is a schedule by year of future minimum lease payments as of December 31, 2013 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

Year ending December 31,

2014	$2,802
2015	2,519
2016	2,239
2017	1,304
2018	905
Thereafter	18

Total minimum lease payments	$9,787

All legal proceedings are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes. The procedures performed include reviewing attorney and plaintiff correspondence, reviewing any filings made and discussing the facts of the case with local management and legal counsel We have recognized loss contingencies of approximately $200 and $500 at December 31, 2013 and December 31, 2012, respectively, which we believe are adequate to cover all probable liabilities to be incurred by all of the cases in the aggregate.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

15)	Quarterly Results of Operations (Unaudited)

The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012.

	Year ended December 31, 2013
	March 31	June 30	Sept. 30	Dec. 31

Net sales	$93,797	$96,305	$93,023	$90,081
Income from operations	5,639	7,920	7,794	6,474
Net income	2,871	4,770	5,052	4,485
Basic net income per share	0.17	0.28	0.29	0.25
Diluted net income per share	0.17	0.28	0.29	0.25

Weighted average shares outstanding:
Basic number of shares	17,055	17,136	17,302	17,527
Effect of dilutive stock options	107	36	148	290

Diluted number of shares	17,162	17,172	17,450	17,817

	Year ended December 31, 2012
	March 31	June 30	Sept. 30	Dec. 31

Net sales	$104,519	$98,824	$86,586	$80,155
Income from operations	9,033	8,275	5,917	1,846
Net income	5,909	7,038	3,115	8,206
Basic net income per share	0.35	0.41	0.18	0.48
Diluted net income per share	0.35	0.41	0.18	0.48

Weighted average shares outstanding:
Basic number of shares	16,961	17,026	17,044	17,044
Effect of dilutive stock options	114	113	106	106

Diluted number of shares	17,075	17,139	17,150	17,150

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(In thousands, except per share data)

The first quarter of 2013 was unfavorably impacted by $350 of after tax foreign exchange losses on intercompany loans and by $399 in after tax restructuring and non-operating items.

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

16)	Fair Value of Financial Instruments

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

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Variable rate long-term debt	$10,763	$10,763	$38,087	$38,087
Fixed rate long-term debt	$25,714	$26,507	$31,429	$32,818

17)	Accumulated Other Comprehensive Income

The majority of our Accumulated Other Comprehensive Income balance relates to foreign currency translation of our foreign subsidiary balances. During the year ended December 31, 2013, we had other comprehensive income $3,899 due to foreign currency translations. During the year ended December 31, 2012, we had other comprehensive income $2,923 due to foreign currency translations. During the year ended December 31, 2011, we had other comprehensive loss of ($2,578) due to foreign currency translations. Income taxes on the foreign currency translation adjustments in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rule l3a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The management of NN, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control- Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item of Form 10-K concerning the Company’s directors is contained in the sections entitled “Information about the Directors” and “Beneficial Ownership of Common Stock” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

Information required by Item 201 (d) of Regulation S-K concerning the Company’s equity compensation plans is set forth in the table below:

Table of Equity Compensation Plan Information

(in thousands, except per share data)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted–average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,233	$10.65	1,413
Equity compensation plans not approved by security holders	—	—	—

Total	1,233	$10.65	1,413

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

By:	/s/ RICHARD D. HOLDER
Richard D. Holder
Chief Executive Officer, President and Director

	Dated:	March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date

/S/ RICHARD D. HOLDER	Chief Executive Officer, President and Director	March 14, 2014
Richard D. Holder

/S/ JAMES H. DORTON	Senior Vice President-Corporate Development and Chief Financial Officer	March 14, 2014
James H. Dorton

/S/ WILLIAM C. KELLY, JR.	Vice President-Chief Administrative Officer, Secretary and Treasurer	March 14, 2014
William C. Kelly, Jr.

/S/ THOMAS C. BURWELL, JR.	Vice President-Chief Accounting Officer and Corporate Controller	March 14, 2014
Thomas C. Burwell, Jr.

/S/ G. RONALD MORRIS	Non-Executive Chairman, Director	March 14, 2014
G. Ronald Morris

/S/ MICHAEL E. WERNER	Director	March 14, 2014
Michael E. Werner

/S/ STEVEN T. WARSHAW	Director	March 14, 2014
Steven T. Warshaw

/S/ RICHARD G. FANELLI	Director	March 14, 2014
Richard G. Fanelli

/S/ ROBERT E. BRUNNER	Director	March 14, 2014
Robert E. Brunner

/S/ DAVID L. PUGH	Director	March 14, 2014
David L. Pugh

Index to Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002)

3.2	Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002)

3.4	Amendments to the Restated By-Laws of NN, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed December 18, 2008)

4.1	The specimen stock certificate representing the Company’s Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002)

10.1	NN, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 333-89950 on Form S-3/A filed July 15, 2002)*

10.2	Amendment No. 1 to the NN, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement No. 333-50934 on Form S-8 filed on November 30, 2000)*

10.3	Amendment No. 2 to the NN, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement No. 333-69588 on Form S-8 filed on September 18, 2001)*

10.4	Amendment No. 3 to NN, Inc. 1994 Stock Incentive Plan as ratified by the shareholders on May 15, 2003 (incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2003)*

10.5	NN, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement No. 333-130395 on Form S-8 filed December 16, 2005) *

10.6	NN, Inc. 2011 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed April 6, 2011)

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-89950 on Form S-3/A filed July 15, 2002)

10.8	Form of Incentive Stock Option Agreement used in connection with the 1994 Stock Incentive Plan, 2005 Stock Incentive Plan, and 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement No. 333-89950 on Form S-3/A filed July 15, 2002)*

10.9	Form of Stock Option Agreement, dated December 7, 1998, between the Company and the non-employee directors of the Company, used in connection with the 1994 Stock Incentive Plan, 2005 Stock Incentive Plan, and 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed March 31, 1999) *

10.10	Form of Restricted Stock Grant Agreement used in connection with the 1994 Stock Incentive Plan, 2005 Stock Incentive Plan, and 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed March 15, 2012)*

10.11	Elective Deferred Compensation Plan, dated February 26, 1999 (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed March 31, 1999)*

10.12	Executive Employment Agreement, dated August 21, 2006, between the Company and Roderick R. Baty (incorporated by reference to the Company’s Forms 8-K filed August 24, 2006 and March 18, 2010)*

10.13	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between the Company and Frank T. Gentry, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 18, 2012)*

10.14	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between the Company and James H. Dorton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 18, 2012)*

10.15	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between the Company and Thomas C. Burwell (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 18, 2012)*

10.16	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between the Company and William C. Kelly, Jr., (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 18, 2012)*

10.17	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between the Company and Jeffery H. Hodge (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 18, 2012)*

10.18	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between the Whirlaway and James R. Widders (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 18, 2012)*

10.19	Third Amended and Restated Note Purchase and Shelf Agreement dated December 21, 2010 among NN, Inc. and certain Series A Note Purchasers as defined therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 27, 2010)

10.20	Amendment No.1 to Third Amended and Restated Note Purchase and Shelf Agreement, dated September 30, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 22, 2011)

10.21	Amendment No. 2 to Third Amended and Restated Note Purchase and Shelf Agreement, dated December 20, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 22, 2011)

10.22	Amendment No. 3 to Third Amended and Restated Note Purchase and Shelf Agreement, dated October 26, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2012)

10.23	Third Amended and Restated Credit Agreement among NN, Inc. as U.S. Borrower and its subsidiaries and the Lenders named therein Key Bank National Association as lead arranger, book runner and administrative agent, and Branch Bank and Trust Company as documentation agent and Wells Fargo Bank, N.A. as Foreign Swing line Lender and Regions Bank as Domestic Swing line Lender dated as of October 26, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 1, 2012)

10.24	Executive Employment Agreement, dated May 8, 2013, between the Company and Richard D. Holder (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 10, 2013) *

21.1	List of Subsidiaries of the Company#

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm#

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act#

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act#

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act##

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act##

101.INS	XBRL Instance Document#

101.SCH	XBRL Taxonomy Extension Service#

101.CAL	Taxonomy Calculation Linkbase#

101.LAB	XBRL Taxonomy Label Linkbase#

101.PRE	XBRL Presentation Linkbase Document#

101.DEF	XBRL Definition Linkbase Document#

*	Management contract or compensatory plan or arrangement.
#	Filed herewith
##	Furnished herewith