Form 10-Q
period 2014-03-31
NN INC
filed 2014-05-09
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, there were 17,749,277 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NN, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In Thousands of Dollars, Except Per Share Data)	2014	2013
Net sales	$102,528	$93,797
Cost of products sold (exclusive of depreciation and amortization shown separately below)	80,283	74,517
Selling, general and administrative	10,030	9,106
Depreciation and amortization	3,877	4,531
Loss on disposal of assets	—	4

Income from operations	8,338	5,639

Interest expense	564	785
Other expense, net	83	579

Income before provision for income taxes	7,691	4,275
Provision for income taxes	2,453	1,404

Net income	5,238	2,871

Other comprehensive income:
Foreign currency translation loss	(639)	(1,805)

Comprehensive income	$4,599	$1,066

Basic income per common share:	$0.30	$0.17

Weighted average shares outstanding	17,656	17,055

Diluted income per common share:	$0.29	$0.17

Weighted average shares outstanding	17,962	17,162

Cash dividends per common share	$0.07	$0.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In Thousands of Dollars)	2014	2013
Assets
Current assets:
Cash	$4,542	$3,039
Accounts receivable, net of allowance for doubtful accounts of $458 and $445, respectively	74,165	58,929
Inventories	57,449	54,530
Other current assets	10,221	9,176

Total current assets	146,377	125,674

Property, plant and equipment, net	125,742	121,089
Goodwill, net	8,959	8,624
Intangible asset, net	975	900
Non-current deferred tax assets	1,698	2,713
Other non-current assets	3,238	3,402

Total assets	$286,989	$262,402

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	45,816	$40,687
Accrued salaries, wages and benefits	11,215	11,761
Current maturities of long-term debt	13,752	10,477
Income taxes payable	2,496	1,340
Other current liabilities	6,453	5,119

Total current liabilities	79,732	69,384

Non-current deferred tax liabilities	3,936	3,844
Long-term debt, net of current portion	36,000	26,000
Other non-current liabilities	10,299	10,414

Total liabilities	129,967	109,642

Total stockholders’ equity	157,022	152,760

Total liabilities and stockholders’ equity	286,989	$262,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock				Accumulated Other
(In Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Comprehensive Income	Total
Balance, January 1, 2014	17,630	$176	$63,126	$65,929	$23,529	$152,760
Net income	—	—	—	5,238	—	5,238
Dividends declared	—	—	—	(1,235)	—	(1,235)
Shares issued for option exercises	28	1	358	—	—	359
Stock option expense	—	—	377	—	—	377
Restricted stock expense	91	—	162	—	—	162
Foreign currency translation loss	—	—	—	—	(639)	(639)

Balance, March 31, 2014	17,749	$177	$64,023	$69,932	$22,890	$157,022

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(In Thousands of Dollars)	2014	2013
Operating Activities:
Net income	$5,238	$2,871
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	3,877	4,531
Amortization of debt issuance costs	108	146
Loss on disposal of assets	—	4
Share-based compensation expense	539	430
Changes in operating assets and liabilities:
Accounts receivable	(15,257)	(15,981)
Inventories	(1,963)	1,048
Accounts payable	5,241	2,700
Other assets and liabilities	920	1,755

Net cash used by operating activities	(1,297)	(2,496)

Investing Activities:
Acquisition of property, plant and equipment	(2,178)	(3,154)
Cash paid to acquire business, net of cash received	(7,312)	—

Net cash used by investing activities	(9,490)	(3,154)

Financing Activities:
Proceeds from short-term debt, net	3,275	2,142
Principal payments on capital lease	(36)	(32)
Proceeds from long-term debt, net	10,000	—
Repayment of long-term debt, net	—	(8,000)
Dividends paid	(1,235)	—
Proceeds from issuance of stock and exercise of stock options	359	—

Net cash provided (used) by financing activities	12,363	(5,890)

Effect of exchange rate changes on cash flows	(73)	197
Net Change in Cash	1,503	(11,343)
Cash at Beginning of Period	3,039	18,990

Cash at End of Period	$4,542	$7,647

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 1. Interim Financial Statements

The accompanying condensed consolidated financial statements of NN, Inc. have not been audited, except that the condensed consolidated balance sheet at December 31, 2013 was derived from our audited consolidated financial statements. In our opinion, these financial statements reflect all adjustments necessary to fairly state the results of operations for the three month periods ended March 31, 2014 and 2013, our financial position at March 31, 2014 and December 31, 2013, and the cash flows for the three month periods ended March 31, 2014 and 2013 on a basis consistent with our audited financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited, condensed and consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 which we filed with the Securities and Exchange Commission on March 14, 2014. The results for the three month period ended March 31, 2014 are not necessarily indicative of results for the year ending December 31, 2014 or any other future periods.

Note 2. Acquisitions

As of January 30, 2014, we purchased the majority of the operating assets of VS Industries, VS Precision, LLC and VS Precision SA de DV (collectively referred to as “VS Industries”) from the secured creditors of VS Industries for $5,580 in cash. In addition, we incurred fees from third parties as part of the purchase of $500, which were expensed as incurred in Selling, general and administrative within the Condensed Consolidated Statements of Comprehensive Income. The results of the operations of VS Industries have been consolidated with NN, Inc. since the date of acquisition and VS has contributed revenues and net loss of approximately $1,800 and $(450), respectively, from the date of acquisition to March 31, 2014. The pro forma impact of the VS Industries acquisition is not presented, as it is not considered material to our consolidated financial statements.

VS Industries is a precision metal components manufacturer that supplies customers in a variety of industries including electric motors, HVAC, power tools, automotive and medical. The acquisition of VS Industries will provide us with a complementary, but broader product offering and will allow penetration into adjacent markets. VS Industries has two locations in Wheeling, Illinois and Juarez, Mexico.

The following table summarized the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. We are in the process of finalizing fair market valuations of certain tangible and intangible assets in addition to finalizing the valuation of certain assumed liabilities. We expect this process to be complete during the second quarter of 2014 and plan to disclose the final allocation within our quarterly report on Form 10-Q for the second quarter of 2014.

As of January 30, 2014
Current assets	$1,263
Property, plant, and equipment	6,902
Intangible assets subject to amortization	75
Goodwill	244

Total assets acquired	$8,484
Current liabilities	$2,904

Total liabilities assumed	$2,904

Net asset acquired	$5,580

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

The intangible assets subject to amortization are for customer contracts and proprietary software totaling $75. The intangible assets subject to amortization have a weighted average life of approximately 10 years. Based on the Company’s analysis, all of the goodwill and intangible assets will be deductible and amortized over 15 years for federal tax purposes.

Note 3. Inventories

Inventories are comprised of the following:

	March 31,	December 31,
	2014	2013
Raw materials	$16,195	$15,448
Work in process	10,744	9,672
Finished goods	30,510	29,410

	$57,449	$54,530

Inventories on consignment at customer locations as of March 31, 2014 and December 31, 2013 totaled $5,785 and $4,735, respectively.

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations. Any costs from abnormal excess capacity or under-utilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

Note 4. Net Income Per Share

The difference between the basic weighted average shares outstanding and the diluted weighted average shares outstanding for all periods reported are the effect of dilutive stock options calculated using the treasury stock method. The dilutive shares for the three month periods ended March 31, 2014 and 2013 were 306 and 107, respectively. Excluded from the dilutive shares outstanding for the three month period ended March 31, 2014 were 986 of anti-dilutive options which had exercise prices ranging from $8.54 to $19.63. There were 1,425 anti-dilutive options with exercise prices ranging from $8.54 to $14.13 excluded from the dilutive shares outstanding for the three month period ended March 31, 2013.

Note 5. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We evaluate segment performance based on segment net income (loss). The 2013 segment net income (loss) amounts were amended to remove interest costs, net of taxes formerly allocated to the segments prior to the third quarter of 2013. We account for inter-segment sales and transfers at current market prices. We did not have any significant inter-segment transactions during the three month periods ended March 31, 2014 and 2013.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended March 31, 2014
Revenues from external customers	$70,900	$23,738	$7,890	$—	$102,528

Net income (loss)	$5,956	$1,641	$151	$(2,510)	$5,238

Total assets	$206,825	$54,812	$16,939	$8,413	$286,989

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended March 31, 2013
Revenues from external customers	$63,688	$20,743	$9,366	$—	$93,797

Net income (loss)	$4,024	$1,049	$259	$(2,461)	$2,871

Total assets	$192,768	$43,774	$19,945	$8,160	$264,647

Note 6. Post-Employment Benefit Liabilities

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

The amounts shown in the table below represent the combined actual liabilities at March 31, 2014 and December 31, 2013, reported as a component of Other non-current liabilities in the Condensed Consolidated Balance Sheets.

	March 31, 2014	December 31, 2013
Beginning balance	$6,920	$6,930
Amounts accrued	162	1,019
Payments to employees/government managed plan	(148)	(1,331)
Foreign currency impacts	(2)	302

Ending balance	$6,932	$6,920

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 7. Long-Term Debt and Short-Term Debt

Long-term debt and short-term debt at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Borrowings under our $100,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.1875% at March 31, 2014) plus an applicable margin of 1.25% at March 31, 2014, expiring October 26, 2017.	$24,038	$10,763

Borrowings under our $40,000 aggregate principal amount of fixed rate notes bearing interest at a fixed rate of 4.89% maturing on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	5,714	5,714

Borrowings under our $20,000 aggregate principal amount of fixed rate notes bearing interest at a fixed rate of 4.64% maturing on December 20, 2018. Annual principal payments of $4,000 will begin on December 22, 2014 and extend through the date of maturity.	20,000	20,000

Total debt	49,752	36,477

Less current maturities of long-term debt	13,752	10,477

Long-term debt, excluding current maturities of long-term debt	$36,000	$26,000

The $100,000 revolving credit facility may be expanded upon our request with approval of the lenders by up to $35,000 under the same terms and conditions. The loan agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. The facility has a $10,000 swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility. As of March 31, 2014 and December 31, 2013, $1,510 and $1,617, respectively of net capitalized loan origination costs related to the revolving credit facility were recorded on the condensed consolidated balance sheet within other non-current assets.

The $40,000 and $20,000 fixed rate agreements contain customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. We incurred costs as a result of issuing these notes which have been recorded on the condensed consolidated balance sheet within other non-current assets and are being amortized over the term of the notes. The unamortized balance at March 31, 2014 and December 31, 2013 was $32 and $34, respectively.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 8. Goodwill, net

The changes in the carrying amount of goodwill, net for the three month period ended March 31, 2014 are as follows:

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Total
Balance as of January 1, 2014	$8,624	$—	$8,624
Currency translation impacts	90	—	90
Goodwill acquired in acquisition	—	245	245

Balance as of March 31, 2014	$8,714	$245	$8,959

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. As of March 31, 2014, there are no indications of impairment at the remaining reporting unit with a goodwill balance.

The goodwill in the Precision Metal Components Segment was acquired during the three months ended March 31, 2014 with the acquisition of VS Industries (see Note 2 of the Notes to Condensed Consolidated Financial Statements).

Note 9. Intangible Assets, Net

The Precision Metal Components Segment has an indefinite lived intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway. The intangible asset balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. There are no indicators of impairment for the intangible asset as of March 31, 2014.

Additionally, the Precision Metal Components Segment acquired a customer contract intangible asset and proprietary software intangible assets related to the acquisition of VS Industries during the three months ended of March 31, 2014 of $75. These intangible assets have a weighted average useful life of 10 years and are subject to amortization of approximately $8 a year (see Note 2 of the Notes to Condensed Consolidated Financial Statements).

Note 10. Shared-Based Compensation

During the three month periods ended March 31, 2014 and 2013, approximately $539 and $430, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards. During the three month period ended March 31, 2014, there were 93 share awards and 96 options awards to non-executive directors, officers and certain other key employees.

The restricted shares granted during the three month periods ended March 31, 2014 and 2013, vest pro-rata over three years. During the three month periods ended March 31, 2014 and 2013, we incurred $162 and $163, respectively, in expense related to restricted stock. The fair value of the shares issued was determined by using the grant date closing price of our common stock.

We incurred $377 and $267 of stock option expense in the three month periods ended March 31, 2014 and 2013, respectively. The fair value of our options cannot be determined by market value, as our options are not traded in an open market. Accordingly, the Black Scholes financial pricing model is utilized to estimate the fair value.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

The following table provides a reconciliation of option activity for the three month period ended March 31, 2014:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2014	1,233	$10.65
Granted	96	$19.63
Exercised	(29)	$12.62
Forfeited or expired	(8)	$12.62

Outstanding at March 31, 2014	1,292	$11.26	6.6	$10,900	(1)

Exercisable at March 31, 2014	840	$10.79	5.4	$7,474	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at March 31, 2014.

Note 11. Provision for Income Taxes

For the three month periods ended March 31, 2014 and 2013, our effective tax rates were 32% and 33%, respectively, which were consistent with the U.S. federal statutory tax rate of 34%. The difference between the U.S. federal statutory tax rate of 34% and our effective tax rates for the three months ended March 31, 2014 and 2013 was primarily due to the effective tax rate being impacted by non-U.S. based earnings being taxed at lower rates.

As of March 31, 2014, we do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

Note 12. Commitments and Contingencies

All legal proceedings, with the exception of the bankruptcy of our German subsidiary discussed below, are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes. The procedures performed include reviewing attorney and plaintiff correspondence, reviewing any filings made and discussing the facts of the case with local management and legal counsel. We have recognized loss contingencies of approximately $200 and $200 at March 31, 2014 and December 31, 2013, respectively, which we believe are adequate to cover all probable liabilities to be incurred by all of the cases in the aggregate.

As discussed more fully in our Annual Report on Form 10-K filed March 14, 2014, the ultimate impact on NN of our wholly owned German subsidiary Kugelfertigung Eltmann GbmH (“Eltmann” or “Eltmann Plant”) filing for bankruptcy will depend on the findings of the bankruptcy court. We do not expect any further significant impacts on our condensed consolidated financial statements as a result of the liquidation of this subsidiary.

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

	March 31, 2014		December 31, 2013
(In Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate long-term debt	$24,038	$24,038	$10,763	$10,763
Fixed rate long-term debt	$25,714	$26,001	$25,714	$26,507

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We wish to caution readers that this report contains, and our future filings, press releases and oral statements made by our authorized representatives may contain, forward-looking statements that involve certain risks and uncertainties. Readers can identify these forward-looking statements by the use of such verbs as “expects”, “anticipates”, “believes” or similar verbs or conjugations of such verbs. Our actual results could differ materially from those expressed in such forward-looking statements due to important factors bearing on our business, many of which already have been discussed in this filing and in our prior filings. The differences could be caused by a number of factors or combination of factors including the risk factors discussed in “Item 1A Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 which we filed with the Securities and Exchange Commission on March 14, 2014.

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2014	2013	Change
Net sales	$102,528	$93,797	$8,731
Foreign exchange effects				1,841
Volume				7,754
Acquisitions				1,843
Price/ material inflation pass-through/mix				(2,707)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	80,283	74,517	5,766
Foreign exchange effects				1,447
Volume				5,240
Acquisitions				2,129
Cost reduction projects and other cost changes				(1,780)
Mix				(490)
Inflation				(780)

Selling, general and administrative	10,030	9,106	924
Depreciation and amortization	3,877	4,531	(654)
Interest expense	564	785	(221)
Loss on disposal of assets	—	4	(4)
Other expense, net	83	579	(496)

Income before provision for income taxes	7,691	4,275	3,416
Provision for income taxes	2,453	1,404	1,049

Net income	$5,238	$2,871	$2,367

Net Sales. Net sales increased during the first quarter of 2014 from the first quarter of 2013 principally due to increased volumes resulting from greater demand for our products in the European, North American and Asian automotive markets and from higher demand in the European heavy truck market. The growth with our customers in the above automotive markets, over the prior year quarter, was generally consistent with the overall growth in automotive production in those geographic regions. However, we have continued to benefit from improved market share with certain customers and adjacent market expansion. Additionally, our sales increased with the additional sales added by the acquisition of the majority of the assets of VS Industries during the first quarter of 2014.

The reduction in price and raw material pass-through (when compared with the prior year quarter of 2013) was driven mainly by lower levels of material inflation in our businesses which led to lower pass-through to our customers and due to contractual price decreases for certain long-term sales programs. The unfavorable sales impact related to mix was due to certain automotive and heavy truck products sold during the first quarter of 2014 being lower priced than our average product assortment sold during the first quarter of 2013.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). Cost of products sold was primarily impacted by increased production costs at those units that experienced higher sales volumes, as discussed above. Additionally, cost of products sold increased related to the additional sales added with the acquisition of the majority of the assets of VS Industries. Partially offsetting the increase in cost of products sold were benefits from specific continuous improvement projects undertaken subsequent to the first quarter of 2013.

Selling, General and Administrative. The majority of the increase was due to $0.5 million in professional fees incurred related to the acquisition of the majority of the assets of VS Industries. In addition, VS Industries added $0.2 million in costs to selling, general and administrative.

Other expense, net. Included in other expense, net, during the first quarter of 2013, was $0.7 million related to foreign exchange losses on inter-company loans. During the first quarter of 2014, inter-company loans generated foreign exchange losses of less than $0.1 million. The gains or losses are a function of the appreciation or depreciation of the Euro versus the U.S. Dollar.

Provision for Income Taxes. The difference between the effective tax rate of 32% for the first quarter of 2014 versus the effective rate of 33% for the first quarter of 2013 was primarily due to generating a larger portion of our pre-tax profits overseas where our effective taxes are lower.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2014	2013	Change
Net sales	$70,900	$63,688	$7,212
Foreign exchange effects				1,841
Volume				8,284
Price/Material inflation pass-through/mix				(2,913)

Net income	$5,956	$4,024	$1,932

Net sales increased during the first quarter of 2014 from the first quarter of 2013 principally due to increased sales volumes resulting from greater demand for our products in the European, North American and Asian automotive markets, better overall market penetration with our customers and from higher demand in the European heavy truck market. The reduction in price and raw material pass-through was driven mainly by lower levels of material inflation in our businesses which led to lower pass-through to our customers. The unfavorable sales impact related to mix was due to certain automotive and heavy truck products sold during the first quarter of 2014 being lower priced than our average product assortment sold during the first quarter of 2013.

The main driver of the increased segment net income was the $1.7 million incremental net income from the increased sales volumes. Additionally, the segment benefited from $0.8 million in additional net income from continuous improvement projects. These benefits were partially offset by price/mix negatively impacting net income by $0.7 million.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2014	2013	Change
Net sales	$23,738	$20,743	$2,995
Volume				1,241
Acquisitions				1,843
Price/mix/inflation				(89)

Net income	$1,641	$1,049	$592

The increased sales volumes in the first quarter of 2014 were due to greater demand with certain customers in the North American automotive market generally in line with the overall growth in automotive production and greater demand with our HVAC customer. Additionally, sales increased due to sales added with the acquisition of the majority of the assets of VS Industries during the first quarter of 2014. The main driver of the increased segment net income was the impact of $0.6 million in additional segment net income from increased sales volumes experienced during the quarter.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2014	2013	Change
Net sales	$7,890	$9,366	$(1,476)
Volume				(1,662)
Price/mix/inflation				186

Net income	$151	$259	$(108)

Sales were down due to lower volume from certain sales programs ending. Segment net income was down $0.4 million due to the negative effects of lower sales volumes and not being able to fully offset fixed production costs as sales declined. Benefits from continuous improvement projects had a favorable $0.2 million impact on net income partially offsetting the unfavorable volume effects.

Changes in Financial Condition

From December 31, 2013 to March 31, 2014, our total assets increased $24.6 million and our current assets increased $20.7 million. Foreign exchange translation impacted the balance sheet in comparing changes in account balances from December 31, 2013 to March 31, 2014 by decreasing total assets $1.0 million and current assets $0.4 million.

In comparing the December 31, 2013 to March 31, 2014 balance sheets, it should be noted that we acquired $8.5 million assets and assumed $2.9 million in liabilities in relation to the acquisition of the majority of the assets of VS Industries.

Beyond the acquisition, the increase in total assets was due to a $15.3 million increase in accounts receivables from a 23% increase in sales volume experienced in March/February of 2014 compared with sales levels in December/November of 2013. The days sales outstanding at March 31, 2014 were consistent with days sales outstanding at December 31, 2013.

From December 31, 2013 to March 31, 2014, our total liabilities increased $20.3 million. The majority of the increase was from a $13.3 million increase in long-term and current maturities of long-term debt due to the increase in accounts receivables as discussed above. Additionally, the acquisition of the majority of the assets of VS Industries caused debt to increase by approximately $7.3 million. Additionally, accounts payable increased $5.1 million driven by higher levels of spending for raw materials and production supplies due to increased production levels in the first quarter of 2014 compared to the fourth quarter of 2013.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $66.6 million at March 31, 2014 as compared to $56.3 million at December 31, 2013. The ratio of current assets to current liabilities increased from 1.81:1 at December 31, 2013 to 1.84:1 at March 31, 2014. The increase in working capital was due primarily to the increase in accounts receivable partially offset by the related increases in accounts payable and current maturities of long-term debt, as discussed above.

Cash used by operations was $1.3 million for the first three months of 2014 compared with cash used by operations of $2.5 million for the same period in 2013. The favorable variance was principally due to the increase in net income in 2014 versus 2013.

Cash used by investing activities was $9.5 million for the first three months of 2014 compared with cash used by investing activities of $3.2 million for the same period in 2013. The difference was primarily due to the $7.3 million spent on acquiring the majority of the assets of VS Industries.

Cash provided by financing activities was $12.4 million for the first three months of 2014, compared with cash used by financing activities of $5.9 million for the same period in 2013. The difference was primarily related to using debt in the first quarter of 2014 to fund working capital expansion and the acquisition of the majority of the assets of VS Industries. In the first quarter of 2013, we reduced our cash balances to fund working capital expansion and pay down our debt.

Liquidity and Capital Resources

Amounts outstanding under our $100.0 million credit facility and our $60.0 million of fixed rate notes as of March 31, 2013 were $24.0 million (including $4.0 million under our swing line of credit) and $25.7 million, respectively. As of March 31, 2014, we can borrow up to an additional $75.1 million under the $100.0 million credit facility (including $6.0 million under our swing line of credit) subject to limitations based on existing financial covenants. The $75.1 million of availability is net of $0.9 million of outstanding letters of credit at March 31, 2014, which are considered as usage of the facility.

We were in compliance with all covenants related to our $100.0 million credit facility and our $60.0 million in fixed rate notes as of March 31, 2014. The specific covenants to which we are subject and the actual results achieved for the three month period ended March 31, 2014 are stated below:

Financial Covenants	Required Covenant Level	Actual Level Achieved
Interest coverage ratio	Not to be less than 3.00 to 1.00 as of the last day of any fiscal quarter	12.26 to 1.00
Fixed charge coverage	Not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter	1.23 to 1.00
Leverage ratio	Not to exceed 2.75 to 1.00 for the most recently completed four fiscal quarters	1.14 to 1.00
Capital expenditures	Not to invest more than $25.4 million during the fiscal year 2014	$2.2 million

Many of our locations use the Euro as their functional currency. In 2014, the fluctuation of the Euro against the U.S. Dollar favorably impacted revenue and net income. As of March 31, 2014, no currency hedges were in place. Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have made planned capital expenditures totaling $2.2 million as of March 31, 2014. During 2014, we expect to spend up to $23.0 million on capital expenditures, the majority of which relate to new or expanded business. Due to the timing of capital projects we expect that spending in the second half of the year will be heavier than the first half. We believe that funds generated from operations and borrowings from our credit facilities will be sufficient to finance our capital expenditures and working capital needs through March 2015. We base this assertion on our current availability for borrowing of up to $75.1 million and our forecasted positive cash flow from operations for the remainder of 2014.

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

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, including those policies as discussed in Note 1 to the Annual Report. There have been no changes to these policies during the three month period ended March 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies. To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At March 31, 2014, we had $24.0 million outstanding under our variable rate revolving credit facilities and $25.7 million of fixed rate notes outstanding. See Note7 of the Notes to Condensed Consolidated Financial Statements. At March 31, 2014, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.2 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We did not hold a position in any foreign currency hedging instruments as of March 31, 2014.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of March 31, 2014, the end of the period covered by this quarterly report.

There have been no changes in the fiscal quarter ended March 31, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

All legal proceedings, with the exception of the bankruptcy of our German subsidiary discussed below, are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes. The procedures performed include reviewing attorney and plaintiff correspondence, reviewing any filings made and discussing the facts of the case with local management and legal counsel. We have recognized loss contingencies of approximately $0.2 million and $0.2 million at March 31, 2014 and December 31, 2013, respectively, which we believe are adequate to cover all probable liabilities to be incurred by all of the cases in the aggregate.

As discussed more fully in our Annual Report on Form 10-K filed March 14, 2014, the ultimate impact on NN of our wholly owned German subsidiary Kugelfertigung Eltmann GbmH (“Eltmann” or “Eltmann Plant”) filing for bankruptcy will depend on the findings of the bankruptcy court. We do not expect any further significant impacts on our condensed consolidated financial statements as a result of the liquidation of this subsidiary.

Item 1.A.	Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 under Item 1.A. “Risk Factors.” There have been no material changes to these risk factors since December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following shares of common stock to satisfy tax withholding obligations during the first quarter of 2014. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs(1)
January 2014	—	—	—	—
February 2014	—	—	—	—
March 2014	1,723	$19.27	—	—

Total	1,723	$19.27

(1)	Shares were withheld to pay for tax obligations due upon the vesting of restricted stock held by certain employees granted under the NN, Inc. 2011 Stock Incentive Plan. The NN, Inc. 2011 Stock Incentive Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: May 9, 2014	/s/ Richard D. Holder
Richard D. Holder,
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 9, 2014	/s/ James H. Dorton
James H. Dorton
Senior Vice President – Corporate Development and
Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: May 9, 2014	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.,
Vice President and
Chief Administrative Officer
(Duly Authorized Officer)

Date: May 9, 2014	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Vice President, Chief Accounting Officer and
Corporate Controller
(Principal Accounting Officer)