Form 10-Q
period 2014-06-30
NN INC
filed 2014-08-08
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014, there were 17,785,621 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NN, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of Dollars, Except Per Share Data)	2014	2013	2014	2013
Net sales	$106,680	$96,305	$209,208	$190,102
Cost of products sold (exclusive of depreciation and amortization shown separately below)	84,285	75,751	164,569	150,268
Selling, general and administrative	10,074	8,339	20,104	17,445
Depreciation and amortization	4,084	4,294	7,961	8,825
Loss on disposal of assets	—	1	—	5

Income from operations	8,237	7,920	16,574	13,559
Interest expense	551	709	1,115	1,494
Other expense (income), net	129	(214)	212	365

Income before provision for income taxes	7,557	7,425	15,247	11,700
Provision for income taxes	2,357	2,655	4,809	4,059

Net income	5,200	4,770	10,438	7,641
Other comprehensive income:
Foreign currency translation (loss) gain	(725)	1,386	(1,364)	(419)

Comprehensive income	$4,475	$6,156	$9,074	$7,222

Basic income per common share:	$0.29	$0.28	$0.59	$0.45

Weighted average shares outstanding	17,779	17,136	17,700	17,082

Diluted income per common share:	$0.29	$0.28	$0.58	$0.45

Weighted average shares outstanding	18,172	17,172	18,054	17,115

Cash dividends per common share	$0.07	$0.06	$0.14	$0.06

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In Thousands of Dollars)	2014	2013
Assets
Current assets:
Cash	$5,812	$3,039
Accounts receivable, net of allowance for doubtful accounts of $503 and $445, respectively	80,740	58,929
Inventories	61,541	54,530
Other current assets	9,934	9,176

Total current assets	158,027	125,674
Property, plant and equipment, net	132,681	121,089
Goodwill, net	9,384	8,624
Intangible asset, net	2,724	900
Non-current deferred tax assets	1,235	2,713
Other non-current assets	3,369	3,402

Total assets	$307,420	$262,402

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,540	$40,687
Accrued salaries, wages and benefits	13,408	11,761
Current maturities of long-term debt	4,000	10,477
Income taxes payable	3,300	1,340
Other current liabilities	6,088	5,119

Total current liabilities	75,336	69,384
Non-current deferred tax liabilities	3,962	3,844
Long-term debt, net of current portion	53,500	26,000
Other non-current liabilities	10,783	10,414

Total liabilities	143,581	109,642
Total stockholders’ equity	163,839	152,760

Total liabilities and stockholders’ equity	$307,420	$262,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock
(In Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2014	17,630	$176	$63,126	$65,929	$—	$23,529	$152,760
Net income	—	—	—	10,438	—	—	10,438
Dividends declared	—	—	—	(2,480)	—	—	(2,480)
Shares issued for option exercises	64	1	639	—	—	—	640
Stock option expense	—	—	711	—	—	—	711
Restricted stock expense	92	—	575	—	—	—	575
Foreign currency translation loss	—	—	—	—	—	(1,364)	(1,364)
Non-controlling interest	—	—	—	—	2,559	—	2,559

Balance, June 30, 2014	17,786	$177	$65,051	$73,887	$2,559	$22,165	$163,839

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(In Thousands of Dollars)	2014	2013
Operating Activities:
Net income	$10,438	$7,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,961	8,825
Amortization of debt issuance costs	216	337
Loss on disposal of assets	—	5
Share-based compensation expense	1,286	1,094
Changes in operating assets and liabilities:
Accounts receivable	(20,594)	(16,036)
Inventories	(4,736)	(569)
Accounts payable	6,939	3,190
Other assets and liabilities	4,191	4,357

Net cash provided by operating activities	5,701	8,844

Investing Activities:
Acquisition of property, plant and equipment	(5,812)	(4,923)
Cash paid to acquire business, net of cash received Proceeds from disposals of property, plant and equipment	(16,217 —)	— 17

Net cash used by investing activities	(22,029)	(4,906)

Financing Activities:
Repayment of short-term debt, net	(763)	(87)
Principal payments on capital lease	(73)	(66)
Proceeds from long-term debt, net	21,786	—
Repayment of long-term debt, net	—	(17,715)
Dividends paid	(2,480)	—
Proceeds from issuance of stock and exercise of stock options	640	186

Net cash provided (used) by financing activities	19,110	(17,682)

Effect of exchange rate changes on cash flows	(9)	(14)
Net Change in Cash	2,773	(13,758)
Cash at Beginning of Period	3,039	18,990

Cash at End of Period	$5,812	$5,232

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 1. Interim Financial Statements

The accompanying condensed consolidated financial statements of NN, Inc. have not been audited, except that the condensed consolidated balance sheet at December 31, 2013 was derived from our audited consolidated financial statements. In our opinion, these financial statements reflect all adjustments necessary to fairly state the results of operations for the three and six month periods ended June 30, 2014 and 2013, our financial position at June 30, 2014 and December 31, 2013, and the cash flows for the six month periods ended June 30, 2014 and 2013 on a basis consistent with our audited financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited, condensed and consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 which we filed with the Securities and Exchange Commission on March 14, 2014. The results for the three and six month periods ended June 30, 2014 are not necessarily indicative of results for the year ending December 31, 2014 or any other future periods.

Note 2. Acquisitions

RFK Valjcici d. d. Konjic (“RFK”)

On June 20, 2014, we acquired 79.2% of the outstanding shares of RFK Valjcici d. d. Konjic (“RFK”) for $9,756 in cash. RFK is a manufacturer of tapered rollers with operations in Konjic, Bosnia & Herzegovina. Its products, while complementary to NN’s existing roller bearing components, will broaden the Company’s product offering and allow penetration into adjacent markets. NN expects to acquire the remaining shares of RFK in the near future. In addition, we incurred fees from third parties as part of the purchase of $102, which were expensed as incurred in Selling, general and administrative expense within the Condensed Consolidated Statements of Comprehensive Income. The results of the operations of RFK have been consolidated with NN, Inc. since the date of acquisition. RFK has contributed revenues and net income of approximately $210 and $22, respectively, from the date of acquisition to June 30, 2014.

RFK, a listed company on the Sarajevo Stock Exchange, was founded in 1984 and is expected to have sales of approximately $12.0 million in 2014. RFK currently exports all of its products, predominately to customers serving the European truck, industrial vehicle and railway markets. NN will continue operations at the existing facilities in Bosnia & Herzegovina and will roll up the operations under our Metal Bearing Components Segment.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

The following table summarized the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

Assets acquired and liabilities assumed on June 20, 2014
Current assets	$3,940
Property, plant, and equipment	7,684
Intangible assets subject to amortization	1,740
Goodwill	732

Total assets acquired	$14,096
Current liabilities	$1,781

Total liabilities assumed	$1,781

Net asset acquired	$12,315

In addition, we have reported non-controlling interest of $2,559 for RFK representing the fair value of the 20.8% of the shares outstanding we do not own as of June 30, 2014. The accounting for the business combination is based on currently available information and is considered preliminary. We are in the process of finalizing fair market valuations of all the net assets acquired given the purchase was made very close to the end of the quarter. We expect this process to be complete during the third quarter of 2014 and plan to disclose the final allocation within our quarterly report on Form 10-Q for the third quarter of 2014.

The intangible assets subject to amortization are for customer contracts and trade names totaling $1,740 and have a weighted average useful life of approximately 10 years. Goodwill of $732 arising from the acquisition is attributable primarily to the assembled workforce of the acquired business and strategic opportunities that are expected to arise from the acquisition of RFK.

VS Assets Purchase

On January 30, 2014, we purchased the majority of the operating assets of V-S Industries, V-S Precision, LLC and V-S Precision SA de DV (collectively referred to as “VS”) from the secured creditors of V-S Industries for $5,580 in cash and paid $1,840 for certain assumed liabilities. In addition, we incurred fees from third parties as part of the purchase of $716, which were expensed as incurred in Selling, general and administrative expense within the Condensed Consolidated Statements of Comprehensive Income. Finally, we incurred non-recurring costs directly related to the acquisition of $341 for integration. The results of the operations of VS have been consolidated with NN, Inc. since the date of acquisition. VS has contributed revenues and net loss of approximately $5,919 and $(950), including the integration costs, respectively, from the date of acquisition to June 30, 2014.

VS is a precision metal components manufacturer that supplies customers in a variety of industries including electric motors, HVAC, power tools, automotive and medical. The acquisition of VS will provide us with a complementary, but broader product offering and will allow penetration into adjacent markets. VS has two locations in Wheeling, Illinois and Juarez, Mexico and will roll up under the Precision Metal Components Segment.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

The following table summarized the fair values of assets acquired and liabilities assumed at the date of acquisition. We finalized the fair market valuations of all of the assets acquired and liabilities assumed at the acquisition date during the second quarter of 2014. The final allocation is disclosed below:

Assets acquired and liabilities assumed on January 30, 2014	March 31, 2014	2014 adjustments to fair value	June 30, 2014
Current assets	$1,263	$144	$1,407
Property, plant, and equipment	6,902	164	7,066
Intangible assets subject to amortization	75	—	75
Goodwill	244	(244)	—

Total assets acquired	$8,484	$64	$8,548
Current liabilities	$2,904	$64	$2,968

Total liabilities assumed	$2,904	$64	$2,968

Net asset acquired	$5,580	$—	$5,580

Note 3. Inventories

Inventories are comprised of the following:

	June 30, 2014	December 31, 2013
Raw materials	$19,380	$15,448
Work in process	11,491	9,672
Finished goods	30,670	29,410

	$61,541	$54,530

Inventories on consignment at customer locations as of June 30, 2014 and December 31, 2013 totaled $5,733 and $4,735, respectively.

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

Note 4. Net Income Per Share

The difference between the basic weighted average shares outstanding and the diluted weighted average shares outstanding for all periods reported are the effect of dilutive stock options calculated using the treasury stock method. The dilutive shares for the three and six month periods ended June 30, 2014 were 393 and 354, respectively. The dilutive shares for the three and six month periods ended June 30, 2013 were 36 and 33, respectively. There were no anti-dilutive options excluded from the dilutive shares outstanding for the three and six month periods ended June 30, 2014. Excluded from the dilutive shares outstanding for the three and six month periods ended June 30, 2013 were 1,027 of anti-dilutive options which had exercise prices ranging from $9.97 to $14.13.

Note 5. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We evaluate segment performance based on segment net income (loss). The 2013 segment net income (loss) amounts were amended to remove interest costs, net of taxes formerly allocated to the segments prior to the third quarter of 2013. We account for inter-segment sales and transfers at current market prices. We did not have any significant inter-segment transactions during the three and six month periods ended June 30, 2014 and 2013.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended June 30, 2014
Revenues from external customers	$73,038	$25,267	$8,375	$—	$106,680
Net income (loss)	$5,808	$1,457	$267	$(2,332)	$5,200
Six Months ended June 30, 2014
Revenues from external customers	$143,938	$49,005	$16,265	$—	$209,208
Net income (loss)	$11,764	$3,098	$418	$(4,842)	$10,438
Total assets	$227,313	$54,529	$17,718	$7,860	$307,420

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended June 30, 2013
Revenues from external customers	$65,869	$21,543	$8,893	$—	$96,305
Net income (loss)	$4,847	$1,819	$201	$(2,097)	$4,770
Six Months ended June 30, 2013
Revenues from external customers	$129,557	$42,286	$18,259	$—	$190,102
Net income (loss)	$8,871	$2,868	$460	$(4,558)	$7,641
Total assets	$189,756	$41,484	$19,909	$10,290	$261,439

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

The amounts shown in the table below represent the combined actual liabilities at June 30, 2014 and December 31, 2013, reported as a component of Other non-current liabilities in the Condensed Consolidated Balance Sheets.

	June 30, 2014	December 31, 2013
Beginning balance	$6,920	$6,930
Amounts accrued	204	1,019
Payments to employees/government managed plan	(148)	(1,331)
Foreign currency impacts	(66)	302

Ending balance	$6,910	$6,920

Note 7. Long-Term Debt and Short-Term Debt

Long-term debt and short-term debt at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Borrowings under our $100,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.1875% at June 30, 2014) plus an applicable margin of 1.25% at June 30, 2014, expiring October 26, 2017.	$37,500	$10,763
Borrowings under our $40,000 aggregate principal amount of fixed rate notes bore interest at a fixed rate of 4.89% and matured on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	—	5,714
Borrowings under our $20,000 aggregate principal amount of fixed rate notes bearing interest at a fixed rate of 4.64% maturing on December 20, 2018. Annual principal payments of $4,000 will begin on December 22, 2014 and extend through the date of maturity.	20,000	20,000

Total debt	57,500	36,477
Less current maturities of long-term debt	4,000	10,477

Long-term debt, excluding current maturities of long-term debt	$53,500	$26,000

The $100,000 revolving credit facility may be expanded upon our request with approval of the lenders by up to $35,000 under the same terms and conditions. The loan agreement contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. The facility has a $10,000 swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility. As of June 30, 2014 and December 31, 2013, $1,404 and $1,617, respectively of net capitalized loan origination costs related to the revolving credit facility were recorded on the condensed consolidated balance sheet within other non-current assets.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

The $20,000 fixed rate agreements contain customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. We incurred costs as a result of issuing these notes which have been recorded on the condensed consolidated balance sheet within other non-current assets and are being amortized over the term of the notes. The unamortized balance at June 30, 2014 and December 31, 2013 was $30 and $34, respectively.

Note 8. Goodwill, net

The changes in the carrying amount of goodwill, net for the six month period ended June 30, 2014 are as follows:

(In Thousands of Dollars)	Metal Bearing Components Segment
Balance as of January 1, 2014	$8,624
Currency translation impacts	28
Goodwill acquired in acquisition	732

Balance as of June 30, 2014	$9,384

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. As of June 30, 2014, there are no indications of impairment at the reporting units with a goodwill balance.

The goodwill acquired in acquisition during 2014 within the Metal Bearing Components segment was acquired during the three months ended June 30, 2014 with the acquisition of RFK (see Note 2 of the Notes to Condensed Consolidated Financial Statements).

Note 9. Intangible Assets, Net

The Precision Metal Components Segment has an indefinite lived intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway. The intangible asset balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. There are no indicators of impairment for the intangible asset as of June 30, 2014.

Additionally, the Precision Metal Components Segment acquired a customer contract intangible asset and proprietary software intangible assets related to the acquisition of VS during the six months ended of June 30, 2014 of $75. These intangible assets have a weighted average useful life of 10 years and are subject to amortization of approximately $8 a year (See Note 2 of the Notes to Condensed Consolidated Financial Statements).

The Metal Bearing Components Segment acquired a customer contract intangible asset and a trade name intangible asset related to the acquisition of RFK during the six months ended June 30, 2014 of $1,749. These intangible assets have a weighted average useful life of 10 years and is subject to amortization of $175 per year. (See Note 2 of the Notes to Condensed Consolidated Financial Statements).

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 10. Shared-Based Compensation

During the three and six month periods ended June 30, 2014 and 2013, approximately $714 and $1,286 in 2014 and $664 and $1,094 in 2013, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards. During the six month period ended June 30, 2014, there were 97 share awards and 98 options awards to non-executive directors, officers and certain other key employees. During the six month period ended June 30, 2013, there were 95 share awards and 354 options awards to non-executive directors, officers and certain other key employees.

The restricted shares granted during the six month periods ended June 30, 2014 and 2013, vest pro-rata over three years. During the six month periods ended June 30, 2014 and 2013, we incurred $575 and $411, respectively, in expense related to restricted stock. The fair value of the shares issued was determined by using the grant date closing price of our common stock.

We incurred $711 and $683 of stock option expense in the six month periods ended June 30, 2014 and 2013, respectively. The fair value of our options cannot be determined by market value, as our options are not traded in an open market. Accordingly, the Black Scholes financial pricing model is utilized to estimate the fair value.

The following table provides a reconciliation of option activity for the six month period ended June 30, 2014:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2014	1,233	$10.65
Granted	98	$19.69
Exercised	(65)	$11.84
Forfeited or expired	(8)	$12.62

Outstanding at June 30, 2014	1,258	$11.24	6.5	$17,995	(1)

Exercisable at June 30, 2014	882	$10.89	5.5	$12,964	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at June 30, 2014.

Note 11. Provision for Income Taxes

For the six month periods ended June 30, 2014 and 2013, our effective tax rates were 32% and 35%, respectively. The difference between the U.S. federal statutory tax rate of 34% and our effective tax rates for the six months ended June 30, 2014 was primarily due to the effective tax rate being impacted by non-U.S. based earnings being taxed at lower rates.

As of June 30, 2014, we do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

Note 12. Commitments and Contingencies

All legal proceedings, with the exception of the bankruptcy of our German subsidiary discussed below, are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes. The procedures performed include reviewing attorney and plaintiff correspondence, reviewing any filings made and discussing the facts of the case with local management and legal counsel. We have recognized loss contingencies of approximately $0 and $200 at June 30, 2014 and December 31, 2013, respectively, which we believe are adequate to cover all probable liabilities to be incurred by all of the cases in the aggregate.

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

	June 30, 2014		December 31, 2013
(In Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate long-term debt	$37,500	$37,500	$10,763	$10,763
Fixed rate long-term debt	$20,000	$20,712	$25,714	$26,507

Note 14. Subsequent Events

On July 21, 2014, we announced the signing of a definitive agreement to acquire Autocam Corporation (“Autocam”) for $244,500 in cash, $25,000 in stock and the assumption of $30,500 in debt. Autocam is a global leader in the engineering, manufacture and assembly of highly complex, system critical components for fuel systems, engines and transmission, power steering and electric motors. This transaction is expected to contribute over $250,000 to our revenues on a pro forma full year basis. Additionally, this acquisition will leverage NN’s and Autocam’s complementary core strengths and values and will position our Precision Metal Components business segment to outgrow its end markets by taking advantage of global market trends in fuel efficient technologies such as gasoline direct injection systems, high-pressure diesel injection systems and variable valve timing. We anticipate the transaction to close in the third quarter, subject to customary closing conditions and regulatory approval.

We expect to finance the acquisition of Autocam by obtaining a term loan facility in the aggregate principal amount of $350,000, and an asset-based credit facility in the aggregate principal amount of $100,000, each of which will be guaranteed by our existing and future domestic subsidiaries. Additional details regarding the acquisition of Autocam or the financing for the transaction may be found in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We wish to caution readers that this report contains, and our future filings, press releases and oral statements made by our authorized representatives may contain, forward-looking statements that involve certain risks and uncertainties. Such statements concern matters that involve risks, uncertainties and other factors which may cause the actual performance of the Company and its subsidiaries to differ materially from those expressed or implied by this discussion. All forward-looking information contained herein is provided by us pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “assumptions”, “target”, “guidance”, “outlook”, “plans”, “projection”, “may”, “will”, “would”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “potential” or “continue” (or the negative or other derivatives of each of these terms) or similar terminology. Factors which could materially affect actual results include, but are not limited to: general economic conditions and economic conditions in the industrial sector, inventory levels, regulatory compliance costs and the our ability to manage these costs, start-up costs for new operations, debt reduction, competitive influences, risks that current customers will commence or increase captive production, risks of capacity underutilization, quality issues, availability and price of raw materials, currency and other risks associated with international trade, our dependence on certain major customers, and the successful implementation of the global growth plan including development of new products. Similarly, statements made herein and elsewhere regarding pending or completed acquisitions are also forward-looking statements, including statements relating to the anticipated closing date of an acquisition, our ability to obtain required regulatory approvals or satisfy closing conditions, the costs of an acquisition and source(s) of financing, the future performance and prospects of an acquired business, the expected benefits of an acquisition on our future business and operations and our ability to successfully integrate recently acquired businesses.

For additional information concerning such risk factors and cautionary statements, please see the section titled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the Securities and Exchange Commission on March 14, 2014.

Results of Operations

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2014	2013	Change
Net sales	$106,680	$96,305	$10,375
Foreign exchange effects				2,183
Volume				5,882
Acquisitions				4,286
Price/ material inflation pass-through/mix				(1,976)
Cost of products sold (exclusive of depreciation and amortization shown separately below)	84,285	75,751	8,534
Foreign exchange effects				1,725
Volume				4,097
Acquisitions				4,400
Cost reduction projects and other cost changes				(1,046)
Mix				(492)
Inflation				(150)
Selling, general and administrative	10,074	8,339	1,735
Foreign exchange effects				126
Acquisition Costs				938
Acquisitions				356
Increase in spending				315
Depreciation and amortization	4,084	4,294	(210)
Interest expense	551	709	(158)
Loss on disposal of assets	—	1	(1)
Other expense, net	129	(214)	343

Income before provision for income taxes	7,557	7,425	132
Provision for income taxes	2,357	2,655	(298)

Net income	$5,200	$4,770	$430

Net Sales. Net sales increased during the second quarter of 2014 from the second quarter of 2013 principally due to increased volumes resulting from greater demand for our products in the European and Asian automotive markets. The growth with our customers was generally consistent with the overall growth in automotive production in those geographic regions. We have continued to benefit from improved market share with certain customers and adjacent market expansion. Additionally, our sales increased with the additional sales from the acquisition of the assets of VS during the first quarter of 2014.

The reduction in price and raw material pass-through (when compared with the second quarter of 2013) was driven mainly by lower levels of material inflation in our businesses which led to lower pass-through to our customers and due to contractual price decreases for certain long-term sales programs. The unfavorable sales impact related to mix was due to experiencing higher volumes with certain products that have lower prices than our average product assortment sold during the second quarter of 2013.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). Cost of products sold was primarily impacted by increased production costs at those units that experienced higher sales volumes, as discussed above. Additionally, cost of products sold increased related to the additional sales added with the acquisition of the assets of VS. Partially offsetting the increase were benefits from specific continuous improvement projects undertaken subsequent to the second quarter of 2013.

Selling, General and Administrative. The majority of the increase was due to $0.9 million in professional fees incurred related to the four announced acquisitions. In addition, VS added $0.4 million in costs to selling, general and administrative expenses.

Provision for Income Taxes. The difference between the effective tax rate of 31% for the second quarter of 2014 versus the effective rate of 36% for the second quarter of 2013 was primarily due to generating a larger portion of our pre-tax profits at our foreign operations where our effective taxes are lower.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

	Three months ended June 30,
(In Thousands of Dollars)	2014	2013	Change
Net sales	$73,038	$65,869	$7,169
Foreign exchange effects				2,183
Volume				6,817
Acquisitions				210
Price/Material inflation pass-through/mix				(2,041)
Net income	$5,808	$4,847	$961

Net sales increased during the second quarter of 2014 from the second quarter of 2013 principally due to increased sales volumes resulting from greater demand for our products in the European and Asian automotive markets and market share gains with our customers. The reduction in price and raw material pass-through was driven mainly by lower levels of material inflation in our businesses which led to lower pass-through to our customers. The unfavorable sales impact related to mix was due to experiencing higher volumes with certain products that have lower prices than our average product assortment sold during the second quarter of 2013.

The main driver of the increased segment net income was the $1.5 million incremental net income from the increased sales volumes. These benefits were partially offset by price/mix negatively impacting net income by $0.7 million.

PRECISION METAL COMPONENTS SEGMENT

	Three months ended June 30,
(In Thousands of Dollars)	2014	2013	Change
Net sales	$25,267	$21,543	$3,724
Volume				(191)
Acquisitions				4,076
Price/mix/inflation				(161)
Net income	$1,457	$1,819	$(362)

The increased sales volumes in the second quarter of 2014 were due to sales added with the acquisition of the assets of VS during the first quarter of 2014. The main driver of the decreased segment net income was the impact of $0.2 million of integration costs at VS and a $0.3 million loss from operations at VS. Partially offsetting the loss at VS was $0.2 million in continuous improvement at Whirlaway.

PLASTIC AND RUBBER COMPONENTS SEGMENT

	Three months ended June 30,
(In Thousands of Dollars)	2014	2013	Change
Net sales	$8,375	$8,893	$(518)
Volume				(744)
Price/mix/inflation				226
Net income	$267	$201	$66

Sales decreased due to lower volume from certain sales programs ending. Segment net income was higher despite the $0.2 million negative effect of lower sales volume. Benefits from continuous improvement projects had a favorable $0.3 million impact on net income more than offsetting the unfavorable volume effects.

Results of Operations

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2014	2013	Change
Net sales	$209,208	$190,102	$19,106
Foreign exchange effects				4,024
Volume				13,636
Acquisitions				6,129
Price/material inflation pass-through/mix				(4,683)
Cost of products sold (exclusive of depreciation and amortization shown separately below)	164,569	150,268	14,301
Foreign exchange effects				3,172
Volume				9,337
Acquisitions				6,529
Cost reduction projects and other cost changes				(2,825)
Mix				(982)
Inflation				(930)
Selling, general and administrative	20,104	17,445	2,659
Foreign exchange effects				239
Acquisitions Costs				1,428
Acquisitions				571
Increase in spending				421
Depreciation and amortization	7,961	8,825	(864)
Interest expense	1,115	1,494	(379)
Loss (gain) on disposal of assets	—	5	(5)
Other expense (income), net	212	365	(153)

Income before provision for income taxes	15,247	11,700	3,547
Provision for income taxes	4,809	4,059	750

Net income	$10,438	$7,641	$2,797

Net Sales. Net sales increased during the first six months of 2014 from the first six months of 2013 principally due to increased volumes from greater demand for our products in the European, North American and Asian automotive markets. The growth with our customers over the prior year was generally consistent with the overall growth in automotive production in those geographic regions. Additionally, we have continued to benefit from improved market share with certain customers and adjacent market expansion. Finally, our sales increased with the sales added by the acquisition of VS during the first quarter of 2014.

The reduction in price and raw material pass-through (when compared with the first six months of 2013) was driven mainly by lower levels of material inflation in our businesses which led to lower pass-through to our customers and due to contractual price decreases for certain long-term sales programs. The unfavorable sales impact related to mix was due to experiencing higher volumes with certain products that have lower prices than our average product assortment sold during the first six months of 2013.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). Cost of products sold was primarily impacted by increased production costs at those units that experienced higher sales volumes, as discussed above. Additionally, cost of products sold increased related to the additional sales added with the acquisition of the majority of the assets of VS. Partially offsetting the increase in cost of products sold were benefits from specific continuous improvement projects undertaken subsequent to the first half of 2013.

Selling, General and Administrative. The majority of the increase was due to $1.4 million in professional fees incurred related to the four announced acquisitions. In addition, VS added $0.6 million in costs to selling, general and administrative expenses.

Provision for Income Taxes. The difference between the effective tax rate of 32% for the first half of 2014 versus the effective rate of 35% for the first half of 2013 was primarily due to generating a larger portion of our pre-tax profits in our foreign operations where our effective taxes are lower.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

	Six months ended June 30,
(In Thousands of Dollars)	2014	2013	Change
Net sales	$143,938	$129,557	$14,381
Foreign exchange effects				4,024
Volume				14,992
Acquisitions				210
Price/material inflation pass-through/mix				(4,845)
Net income	$11,764	$8,871	$2,893

Net sales increased during the first half of 2014 from the first half of 2013 principally due to increased sales volumes resulting from greater demand for our products in the European, North American and Asian automotive markets and from better overall market penetration with our customers. The reduction in price and raw material pass-through was driven mainly by lower levels of material inflation in our businesses which led to lower pass-through to our customers. The unfavorable sales impact related to mix was due to certain products sold during the first half of 2014 being lower priced than our average product assortment sold during the first half of 2013.

The main driver of the increased segment net income was the $3.2 million incremental net income from the increased sales volumes. Additionally, the segment benefited from $1.2 million in additional net income from continuous improvement projects. These benefits were partially offset by price/mix negatively impacting net income by $1.5 million.

PRECISION METAL COMPONENTS SEGMENT

	Six months ended June 30,
(In Thousands of Dollars)	2014	2013	Change
Net sales	$49,005	$42,286	$6,719
Volume				1,050
Acquisitions				5,919
Price/mix				(250)
Net income	$3,098	$2,868	$230

The increased sales volumes in the first half of 2014 were due to greater demand with certain customers in the North American automotive market generally in line with the overall growth in automotive production and greater demand with our HVAC customer. Additionally, sales increased due to sales added with the acquisition of the assets of VS during the first quarter of 2014. The main driver of the increased segment net income was the impact of $0.6 million in additional segment net income from increased sales volumes and $0.6 million in segment net income from continuous improvement projects and operational improvement. These gains were offset by the loss at VS of $0.9 million from operations and due to integration costs.

PLASTIC AND RUBBER COMPONENTS SEGMENT

	Six months ended June 30,
(In Thousands of Dollars)	2014	2013	Change
Net sales	$16,265	$18,259	$(1,994)
Volume				(2,406)
Price/material pass-through				412
Net income	$418	$460	$(42)

Sales decreased due to lower volume from certain sales programs ending. Segment net income was down $0.6 million due to the negative effects of lower sales volumes and not being able to fully offset fixed production costs as sales declined. Benefits from continuous improvement projects had a favorable $0.6 million impact on net income mostly offsetting the unfavorable volume effects.

Changes in Financial Condition

From December 31, 2013 to June 30, 2014, our total assets increased $45.0 million and our current assets increased $32.3 million. Foreign exchange translation impacted the balance sheet in comparing changes in account balances from December 31, 2013 to June 30, 2014 by decreasing total assets $2.1 million and current assets $0.9 million.

In comparing the December 31, 2013 to June 30, 2014 balance sheets, it should be noted that we acquired $8.5 million assets and assumed $3.0 million in liabilities in relation to the acquisition of the majority of the assets of VS and $14.1 million assets and assumed $1.8 million in liabilities in relation to the acquisition of RFK.

Beyond the acquisitions, the increase in total assets was due to a $20.6 million increase in accounts receivables from a 23% increase in sales volume experienced in June/May of 2014 compared with sales levels in December/November of 2013. The days sales outstanding at June 30, 2014 were up slightly from the days sales outstanding at December 31, 2013 due to higher sales volumes with certain customers that have extended credit terms.

From December 31, 2013 to June 30, 2014, our total liabilities increased $33.9 million. The majority of the increase was the $21.0 million increase in long-term debt and current maturities of long-term debt primarily due to acquisitions of VS and RFK. Additionally, accounts payable increased $6.9 million driven by higher levels of spending for raw materials and production supplies due to increased production levels in the second quarter of 2014 compared to the fourth quarter of 2013.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $82.7 million at June 30, 2014 as compared to $56.3 million at December 31, 2013. The ratio of current assets to current liabilities increased from 1.81:1 at December 31, 2013 to 2.10:1 at June 30, 2014. The increase in working capital was due primarily to the increase in accounts receivable partially offset by the related increases in accounts payable, as discussed above.

Cash provided by operations was $5.7 million for the first six months of 2014 compared with cash provided by operations of $8.8 million for the same period in 2013. The unfavorable variance was principally due to the increase in accounts receivable in 2014 versus 2013, as discussed above.

Cash used by investing activities was $22.0 million for the first six months of 2014 compared with cash used by investing activities of $4.9 million for the same period in 2013. The difference was primarily due to the $16.2 million spent on acquiring VS and RFK.

Cash provided by financing activities was $19.1 million for the first six months of 2014, compared with cash used by financing activities of $17.7 million for the same period in 2013. The difference was primarily related to using debt in the first half of 2014 to fund working capital expansion and the acquisitions of VS and RFK. In the first half of 2013, we reduced our cash balances to fund working capital expansion and pay down our debt.

Liquidity and Capital Resources

Amounts outstanding under our $100.0 million credit facility and our $60.0 million of fixed rate notes as of June 30, 2014 were $37.5 million (including $0.0 million under our swing line of credit) and $20.0 million, respectively. As of June 30, 2014, we can borrow up to an additional $61.6 million under the $100.0 million credit facility (including $10.0 million under our swing line of credit) subject to limitations based on existing financial covenants. The $61.6 million of availability is net of $0.9 million of outstanding letters of credit at June 30, 2014, which are considered as usage of the facility.

We were in compliance with all covenants related to our $100.0 million credit facility and our $60.0 million in fixed rate notes as of June 30, 2014. The specific covenants to which we are subject and the actual results achieved for the six month period ended June 30, 2014 are stated below:

Financial Covenants	Required Covenant Level	Actual Level Achieved
Interest coverage ratio	Not to be less than 3.00 to 1.00 as of the last day of any fiscal quarter	11.44 to 1.00

Fixed charge coverage	Not to be less than 1.00 to 1.00 as of the last day of any fiscal quarter	1.56 to 1.00

Leverage ratio	Not to exceed 2.75 to 1.00 for the most recently completed four fiscal quarters	1.31 to 1.00

Capital expenditures	Not to invest more than $25.4 million during the fiscal year 2014	$5.8 million

Many of our locations use the Euro as their functional currency. In 2014, the fluctuation of the Euro against the U.S. Dollar favorably impacted revenue and net income. As of June 30, 2014, no currency hedges were in place. Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have made planned capital expenditures totaling $5.8 million as of June 30, 2014. During 2014, we expect to spend up to $23.0 million on capital expenditures, the majority of which relate to new or expanded business. Due to the timing of capital projects we expect that spending in the second half of the year will be heavier than the first half. We believe that funds generated from operations and borrowings from our credit facilities will be sufficient to finance our capital expenditures and working capital needs through June 2015. We base this assertion on our current availability for borrowing of up to $61.6 million and our forecasted positive cash flow from operations for the remainder of 2014.

During the third quarter of 2014, we expect to obtain a term loan facility in the aggregate principal amount of $350 million, and an asset-based credit facility in the aggregate principal amount of $100 million. We expect to enter into these debt facilities in order to pay off our current credit facilities and to fund the Autocam transaction which is expected to close during the third quarter of 2014.

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

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements accompanying our Annual Report. There have been no changes to these policies during the three month period ended June 30, 2014.

Recent Events

As discussed in Note 14 to the Notes to Condensed Consolidated Financial Statements accompanying this report, on July 21, 2014, we announced the signing of a definitive agreement to acquire Autocam Corporation for $244.5 million in cash, $25.0 million in stock and the assumption of $30.5 million in debt. This transaction is expected to contribute over $250 million to our revenues on a pro forma full year basis. We expect to finance the acquisition of Autocam by obtaining a term loan facility in the aggregate principal amount of $350 million, and an asset-based credit facility in the aggregate principal amount of $100 million, each of which will be guaranteed by our existing and future domestic subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies. To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At June 30, 2014, we had $37.5 million outstanding under our variable rate revolving credit facilities and $20.0 million of fixed rate notes outstanding. See Note 7 of the Notes to Condensed Consolidated Financial Statements. At June 30, 2014, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.4 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We did not hold a position in any foreign currency hedging instruments as of June 30, 2014.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Our disclosure controls are designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within our organization. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2014 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There have been no changes in the fiscal quarter ended June 30, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

All legal proceedings, with the exception of the bankruptcy of our German subsidiary discussed below, are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes. The procedures performed include reviewing attorney and plaintiff correspondence, reviewing any filings made and discussing the facts of the case with local management and legal counsel. We have recognized loss contingencies of approximately $0.0 million and $0.2 million at June 30, 2014 and December 31, 2013, respectively, which we believe are adequate to cover all probable liabilities to be incurred by all of the cases in the aggregate.

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

We withheld the following shares of common stock to satisfy tax withholding obligations during the second quarter of 2014 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs(1)
April 2014	—	—	—	—
May 2014	1,573	$23.85	—	—
June 2014	2,083	$24.92	—	—

Total	3,656	$24.46

(1)	Shares were withheld to pay for tax obligations due upon the vesting of restricted stock held by certain employees granted under the NN, Inc. 2011 Stock Incentive Plan. The NN, Inc. 2011 Stock Incentive Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRLTaxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: August 8, 2014	/s/ Richard D. Holder
Richard D. Holder,
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 8, 2014	/s/ James H. Dorton
James H. Dorton
Senior Vice President – Corporate Development and
Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

Date: August 8, 2014	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.,
Vice President and Chief Administrative Officer (Duly Authorized Officer)

Date: August 8, 2014	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)