Form 10-Q
period 2014-09-30
NN INC
filed 2014-11-10
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 5, 2014, there were 18,957,249 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NN, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of Dollars, Except Per Share Data)	2014	2013	2014	2013
Net sales	$125,632	$93,023	$334,840	$283,125
Cost of products sold (exclusive of depreciation and amortization shown separately below)	100,441	73,020	265,010	223,288
Selling, general and administrative	11,124	8,099	29,799	25,544
Acquisition related costs excluded from selling, general and administrative	5,651	—	7,080	—
Depreciation and amortization	5,864	4,110	13,824	12,935
Loss on disposal of assets	—	0	—	5

Income from operations	2,552	7,794	19,127	21,353
Interest expense	5,622	655	6,737	2,149
Other expense (income), net	1,557	(281)	1,769	84

Income (loss) before provision (benefit) for income taxes and share of net income in joint venture	(4,627)	7,420	10,621	19,120
Provision (benefit) for income taxes	(562)	2,368	4,247	6,427
Share of net income from joint venture	225	—	225	—

Net income (loss)	(3,840)	5,052	6,599	12,693
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(9,068)	2,478	(10,432)	2,059

Comprehensive income (loss)	$(12,908)	$7,530	$(3,833)	$14,752

Basic income (loss) per common share:	$(0.21)	$0.29	$0.36	$0.74

Weighted average shares outstanding	17,979	17,302	17,749	17,125

Diluted income (loss) per common share:	$(0.21)	$0.29	$0.36	$0.74

Weighted average shares outstanding	17,979	17,450	18,120	17,180

Cash dividends per common share	$0.07	$0.06	$0.21	$0.12

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In Thousands of Dollars)	2014	2013
Assets
Current assets:
Cash	$26,892	$3,039
Accounts receivable, net of allowance for doubtful accounts of $933 and $445, respectively	112,859	58,929
Inventories	86,921	54,530
Other current assets	20,053	9,176

Total current assets	246,725	125,674
Property, plant and equipment, net	274,600	121,089
Goodwill, net	87,687	8,624
Intangible asset, net	54,217	900
Non-current deferred tax assets	3,554	2,713
Investment in joint venture	33,348	—
Other non-current assets	13,008	3,402

Total assets	$713,139	$262,402

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,767	$40,687
Accrued salaries, wages and benefits	20,821	11,761
Current maturities of long-term debt	24,048	10,477
Income taxes payable	1,338	1,340
Other current liabilities	18,052	5,119

Total current liabilities	127,026	69,384
Non-current deferred tax liabilities	49,980	3,844
Long-term debt, net of current portion	331,201	26,000
Obligations under capital lease, net of current portion	15,676	3,494
Other non-current liabilities	9,000	6,920

Total liabilities	532,883	109,642
Total stockholders’ equity	180,256	152,760

Total liabilities and stockholders’ equity	$713,139	$262,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock
(In Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2014	17,630	$176	$63,126	$65,929	$—	$23,529	$152,760
Net income	—	—	—	6,599	—	—	6,599
Dividends declared	—	—	—	(3,802)	—	—	(3,802)
Shares issued for option exercises	64	1	1,549	—	—	—	1,550
Shares issues for acquisition	1,087	11	31,706	—	—	—	31,717
Stock option expense	—	—	997	—	—	—	997
Restricted stock expense	92	1	828	—	—	—	829
Foreign currency translation loss	—	—	—	—	—	(10,432)	(10,432)
Non-controlling interest	—	—	—	—	38	—	38

Balance, September 30, 2014	18,873	$189	$98,206	$68,726	$38	$13,097	$180,256

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(In Thousands of Dollars)	2014	2013
Operating Activities:
Net income	$6,599	$12,693
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	13,824	12,935
Amortization of debt issuance costs	498	437
Debt issuance costs write-off	1,398	—
Loss on disposal of assets	—	5
Joint venture net income in excess of cash received	(225)	—
Share-based compensation expense	1,825	1,666
Changes in operating assets and liabilities:
Accounts receivable	(17,838)	(13,412)
Inventories	(4,462)	(1,408)
Accounts payable	493	5,591
Other assets and liabilities	(635)	7,153

Net cash provided by operating activities	1,477	25,660

Investing Activities:
Acquisition of property, plant and equipment	(14,793)	(9,057)
Cash paid to acquire business, net of cash received	(259,504)	—
Proceeds from disposals of property, plant and equipment	—	3
Dividend received from joint venture	2,538	—

Net cash used by investing activities	(271,759)	(9,054)

Financing Activities:
Repayment of short-term debt, net	(763)	(87)
Debt issue costs	(9,380)	—
Principal payments on capital lease	(554)	(100)
Proceeds from long-term debt, net	344,750	—
Repayment of long-term debt, net	(35,379)	(30,715)
Payment for acquisition of non-controlling interest	(2,528)	—
Dividends paid	(3,802)	(2,073)
Proceeds from issuance of stock and exercise of stock options	1,550	1,948

Net cash provided (used) by financing activities	293,894	(31,027)

Effect of exchange rate changes on cash flows	241	(101)
Net Change in Cash	23,853	(14,522)
Cash at Beginning of Period	3,039	18,990

Cash at End of Period	$26,892	$4,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 1. Interim Financial Statements

The accompanying condensed consolidated financial statements of NN, Inc. have not been audited, except that the condensed consolidated balance sheet at December 31, 2013 was derived from our audited consolidated financial statements. In our opinion, these financial statements reflect all adjustments necessary to fairly state the results of operations for the three and nine month periods ended September 30, 2014 and 2013, our financial position at September 30, 2014 and December 31, 2013, and the cash flows for the nine month periods ended September 30, 2014 and 2013 on a basis consistent with our audited financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited, condensed and consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 which we filed with the Securities and Exchange Commission on March 14, 2014. The results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of results for the year ending December 31, 2014 or any other future periods.

Note 2. Acquisitions

Autocam

On August 29, 2014, we completed our merger with Autocam Corporation (“Autocam”), for $256,837 in cash and $31,717 in NN stock. Additionally, we assumed $29,160 in Autocam debt and capital lease obligations. Autocam is a global leader in the engineering, manufacture and assembly of highly complex, system critical components for fuel systems, engines and transmission, power steering and electric motors. With the completion of the transaction, NN becomes one of the top global manufacturers in the precision metal components space. Additionally, this acquisition will leverage NN’s and Autocam’s complementary core strengths and values and will position our Precision Metal Components business segment to outgrow its end markets by taking advantage of global market trends in fuel efficient technologies such as gasoline direct injection systems, high-pressure diesel injection systems and variable valve timing.

The funding of the cash portion of the purchase price and acquisition costs was provided primarily from borrowings, including a $350,000 term loan entered into concurrent with the acquisition. (See Note 7 of the Notes to Condensed Consolidated Financial Statements).

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

The following table summarizes the preliminary purchase price allocation for the Autocam merger:

Preliminary fair value of assets acquired

and liabilities assumed on August 29, 2014

Current assets	$88,529
Property, plant, and equipment	146,120
Intangible assets subject to amortization	51,098
Investment in joint venture	35,595
Other non-current assets	2,170
Goodwill	77,548

Total assets acquired	$401,060
Current liabilities	34,320
Current maturities of long-term debt	6,547
Non-current deferred tax liabilities	46,998
Obligations under capital lease	18,350
Long-term debt, net of current portion	4,263
Other non-current assets	2,028

Total liabilities assumed	$112,506

Net asset acquired	$288,554

The combination of income, market, and cost approaches were used for the preliminary valuation where appropriate, depending on the asset or liability being valued. Valuation inputs in these models and analyses gave consideration to market participant assumptions. Acquired intangible assets are primarily customer relationships and trade names. The Autocam acquisition occurred late in the third quarter, and NN is still in the process of valuing the assets acquired and liabilities assumed. The allocation of the purchase price is preliminary and subject to change. Accordingly, adjustments may be made to the values of the acquired assets and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date. The final determination of the purchase price allocation is anticipated to be completed as soon as practicable and most likely by the filing of our 2014 annual report on Form 10-K in March 2015.

In connection with the purchase, we recorded goodwill, which represents the excess of the purchase price over the estimated preliminary fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to Autocam as a going concern and the fair value of expected cost synergies and revenues growth from combining the NN and Autocam businesses. The going concern element represents the ability to earn a higher return on the combined assembled collection of assets and businesses of Autocam than if those assets and businesses were to be acquired and managed separately. Other relevant elements of goodwill are the benefits of access to certain markets and the assembled work force. None of the goodwill is expected to be deducted for tax purposes.

Property, plant and equipment acquired primarily included machinery and equipment for use in manufacturing operations. Additionally, a number of manufacturing sites and related facilities, land and leased manufacturing sites that include leasehold improvements were acquired. Property, plant and equipment has been preliminarily valued using the cost approach supported where available by observable market data which includes consideration of obsolescence. Intangible assets have been preliminarily valued using the relief from royalty and multi-period excess earnings methods, both forms of the income approach supported by observable market data.

Related to the acquisition of Autocam, in the third quarter and first nine months of 2014, we recognized $5,316 and $5,857, respectively, in transaction costs. During the third quarter and the first nine months of 2014, we expensed $2,974 of deferred financing costs and make whole interest payments related to the acquisition. Transaction costs were expensed as incurred and are included in the “Acquisition related costs excluded from selling, general and administrative expenses” line item and deferred financing costs are included in the interest expense line items in the Unaudited Condensed Consolidated Statements of Comprehensive Income. As required by purchase accounting, the acquired inventories were recorded at

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

their preliminary estimated fair value. These inventories were sold in the third quarter 2014 resulting in a one-time $1,992 increase in cost of sales. Beginning September 1, 2014, the consolidated results of operations of NN include the results of the acquired Autocam businesses. Since the date of the acquisition, sales revenue of $21,639 and net income of $1,382 (excluding the non-recurring $1,274 for the one-time increase in cost of goods sold, net of tax) has been included in NN’s financial statements.

The unaudited pro forma financial results for three months ended September 30, 2014 and September 30, 2013 and nine months ended September 30, 2014 and September 30, 2013 combine the consolidated results of NN and Autocam giving effect to the acquisition of Autocam as if it had been completed on January 1, 2013, the beginning of the comparable prior annual reporting period presented. The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2013.

The unaudited pro forma financial results include certain adjustments for additional depreciation and amortization expense based upon the preliminary fair value step-up and estimated useful lives of Autocam depreciable fixed assets and definite-life amortizable assets acquired in the transaction. The unaudited pro forma results also include adjustments to net interest expense and early debt extinguishment costs related to the transaction. The provision for income taxes has also been adjusted for all periods, based upon the foregoing adjustments to historical results.

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Pro forma sales	$166,979	$152,708	$505,891	$457,466
Pro forma net income	$4,867	$5,436	$19,815	$(224)

The pro forma net income for the nine months ended September 30, 2013 includes certain items, such as financing, integration, and transaction costs historically recorded by NN and Autocam directly attributable to the acquisition, which will not have an ongoing impact. These items include transaction, integration, and financing related costs incurred by NN and Autocam of $8,509 and $8,933, net of tax, and $3,010 and $3,125, net of tax, respectively during third quarter and first nine months of 2014, respectively, and reported in the nine months ended September 30, 2013 pro forma net income above.

Other Acquisitions

We made three other acquisitions during the first nine months of 2014 that aggregated to $20,995 in net assets acquired. Related to the acquisitions, we incurred transactions costs of $1,179 from third parties during the nine months ended September 30, 2014, which were expensed as incurred in acquisition related costs excluded from selling, general and administrative within the Condensed Consolidated Statements of Comprehensive Income.

The accounting for these business combinations is based on currently available information and is considered preliminary. We are in the process of finalizing fair market valuations of all the net assets acquired. The final determination of the purchase price allocation is anticipated to be completed as soon as practicable and most likely by the filing of our 2014 annual report on Form 10-K in March 2015. Any adjustments to such allocations are not expected to have a material impact on our financial position or results of operations.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of acquisition with any adjustments to fair value since June 30, 2014.

Assets acquired and liabilities assumed	June 30, 2014	Net Assets acquired in third quarter	2014 adjustments to fair value	September 30, 2014
Current assets	$5,347	$397	$(56)	$5,688
Property, plant, and equipment	14,750	274	343	15,367
Intangible assets subject to amortization	1,815	1,140	(250)	2,705
Goodwill	732	1,428	(122)	2,038

Total assets acquired	$22,644	$3,239	$(85)	$25,798
Current liabilities	$4,749	$139	$(85)	$4,803

Total liabilities assumed	$4,749	$139	$(85)	$4,803

Net asset acquired	$17,895	$3,100	$—	$20,995

The intangible assets subject to amortization are for customer contracts and trade names totaling $2,705 and have weighted average useful lives of approximately 10 years. Goodwill of $2,038 arising from the acquisitions is attributable primarily to the assembled workforce of RFK and strategic market opportunities that are expected to arise from the acquisition of RFK and Chelsea.

In the following paragraphs we will provide a brief description of the businesses acquired, reasons for the acquisition and relevant financial information about each business.

Chelsea Grinding (Chelsea)

On July 15, 2014, we purchased the assets of Chelsea Grinding for $3,100 in cash. Chelsea is a hydraulic component manufacturer. We acquired Chelsea to achieve access to the adjacent hydraulic component market. Chelsea, which has been completely integrated into our Erwin Plant of the Metal Bearing Components Segment, has contributed revenues of approximately $500 from the date of acquisition to September 30, 2014.

RFK Valjcici d. d. Konjic (“RFK”)

On June 20, 2014, we acquired 79.2% of the outstanding shares of RFK Valjcici d. d. Konjic (“RFK”) for $9,756 in cash. RFK is a manufacturer of tapered rollers with operations in Konjic, Bosnia & Herzegovina. Its products, while complementary to NN’s existing roller bearing components, will broaden our product offering and allow penetration into adjacent markets. NN acquired up to 99.7% of the shares of RFK during the third quarter of 2014 for an additional $2,528 in cash. RFK has contributed revenues and net income of $2,564 and $88, respectively, from the date of acquisition to September 30, 2014. RFK was a listed company on the Sarajevo Stock Exchange founded in 1984 and is expected to have sales of approximately $12.0 million in 2014. RFK currently exports all of its products, predominately to customers serving the European truck, industrial vehicle and railway markets. NN will continue operations at the existing facilities in Bosnia & Herzegovina and will roll up the operations under our Metal Bearing Components Segment. In addition, we have reported non-controlling interest of $38 for RFK representing the fair value of the 0.30% of the shares outstanding we do not own as of September 30, 2014.

VS Assets Purchase

On January 30, 2014, we purchased the majority of the operating assets of V-S Industries, V-S Precision, LLC and V-S Precision SA de DV (collectively referred to as “VS”) from the secured creditors of V-S Industries for $5,580 in cash and assumed certain liabilities totaling $2,968. VS has contributed revenues and net loss of approximately $10,518 and $(957), including the integration costs, respectively, from the date of acquisition to September 30, 2014.

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

Note 3. Inventories

Inventories are comprised of the following:

	September 30,	December 31,
	2014	2013
Raw materials	$35,551	$15,448
Work in process	19,968	9,672
Finished goods	31,402	29,410

	$86,921	$54,530

Inventories on consignment at customer locations as of September 30, 2014 and December 31, 2013 totaled $5,461 and $4,735, respectively.

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

Note 4. Net Income Per Share

The difference between the basic weighted average shares outstanding and the diluted weighted average shares outstanding for all periods reported are the effect of dilutive stock options calculated using the treasury stock method. The dilutive shares for the nine month period ended September 30, 2014 were 371. For the three month period ended September 30, 2014, 432 shares of common stock were excluded from the calculation of diluted loss per share because their effect would be antidilutive. The dilutive shares for the three and nine month periods ended September 30, 2013 were 148 and 55, respectively. There were no anti-dilutive options excluded from the dilutive shares outstanding for the three and nine month periods ended September 30, 2014. Excluded from the dilutive shares outstanding for the three and nine month periods ended September 30, 2013 were 1,390 of anti-dilutive options which had exercise prices ranging from $8.54 to $14.13.

Note 5. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. During the third quarter of 2014, we amended the metric we use to evaluate segment performance from net income (loss) to income from operations. The 2013 segment information has been changed to conform to this new presentation. Additionally, Autocam was added to the Precision Metal Components segment during the third quarter of 2014. We account for inter-segment sales and transfers at current market prices. We did not have any significant inter-segment transactions during the three and nine month periods ended September 30, 2014 and 2013.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended September 30, 2014
Revenues from external customers	$69,575	$46,637	$9,420	$—	$125,632
Income from operations	$7,644	$5,515	$178	$(10,785)	$2,552
Interest expense					5,622
Other expense (income), net					1,557
Provision (benefit) for income taxes					(562)
Share of net income from joint venture					225

Net Loss					$(3,840)

Nine Months ended September 30, 2014
Revenues from external customers	$213,513	$95,642	$25,685	$—	$334,840
Income from operations	$25,164	$10,724	$827	$(17,588)	$19,127
Interest expense					6,737
Other expense (income) net					1,769
Provision for income taxes					4,247
Share of net income from joint venture					225

Net Income					$6,599

Total assets	$216,527	$447,946	$18,157	$30,509	$713,139

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended September 30, 2013
Revenues from external customers	$64,817	$18,790	$9,416	$—	$93,023
Income from operations	$7,787	$2,135	$2	$(2,130)	$7,794
Interest expense					655
Other expense (income) net					(281)
Provision for income taxes					2,368

Net income					$5,052

Nine Months ended September 30, 2013
Revenues from external customers	$194,374	$61,076	$27,675	$—	$283,125
Income from operations	$20,952	$6,616	$717	$(6,932)	$21,353
Interest Expense					2,149
Other expense (income) net					84
Provision for income taxes					6,427

Net income					$12,693

Total assets	$193,270	$39,440	$17,734	$10,986	$261,430

The vast majority of the non-recurring costs related to the merger with Autocam and the other three acquisitions discussed under Note 2 are reported under Corporate and Consolidations. These costs totaled $11,381 and $13,132, respectively, with $8,088 and $9,858, respectively, included in income from operations in the three and nine months ended September 30, 2014

Note 6. Post-Employment Benefit Liabilities

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

The amounts shown in the table below represent the combined actual liabilities at September 30, 2014 and December 31, 2013, reported as a component of other non-current liabilities in the Condensed Consolidated Balance Sheets.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

	September 30, 2014	December 31, 2013
Beginning balance	$6,920	$6,930
Amounts accrued	312	1,019
Payments to employees/government managed plan	(232)	(1,331)
Foreign currency impacts	(611)	302

Ending balance	$6,389	$6,920

Note 7. Long-Term Debt and Short-Term Debt

Long-term debt and short-term debt at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Borrowings under our $350,000 Term Loan B bearing interest the greater of 1% or 3 month LIBOR (0.2318% at September 30, 2014) plus an applicable margin of 5.00% at September 30, 2014, expiring August 29, 2021, net of discount of $5,250.	$344,750	$—
Borrowings under our $100,000 ABL Revolver bearing interest at a floating rate equal to LIBOR (0.1565% at September 30, 2014) plus an applicable margin of 1.75% at September 30, 2014, expiring August 29, 2019.	—	—
Borrowings under our $100,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.1565% at September 30, 2014) plus an applicable margin of 1.25% at September 30, 2014, expiring October 26, 2017.	—	10,763
Borrowings under our $40,000 aggregate principal amount of fixed rate notes bore interest at a fixed rate of 4.89% and matured on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	—	5,714
Borrowings under our $20,000 aggregate principal amount of fixed rate notes bearing interest at a fixed rate of 4.64% maturing on December 20, 2018. Annual principal payments of $4,000 will begin on December 22, 2014 and extend through the date of maturity.	—	20,000
French Safeguard Obligations (Autocam)	2,935	—
Brazilian lines of credit and equipment notes (Autocam)	6,265	—
Chinese line of credit (Autocam)	1,299	—

Total debt	355,249	36,477
Less current maturities of long-term debt	24,048	10,477

Long-term debt, excluding current maturities of long-term debt	$331,201	$26,000

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

On August 29, 2014, concurrent with the Autocam acquisition, we entered into two new credit facilities consisting of a $350 million term loan facility and a $100 million asset backed revolver (“ABL”). These new facilities were utilized to fund the Autocam acquisition and to provide for short-term cash flow needs. Additionally, these new facilities replaced the $100 million revolving credit facility and the $20 million fixed rate agreement both of which were paid off with proceeds from the term loan. $1,368 in net capitalized loan origination costs related to the $100 million facility was written off as of August 29, 2014. $30 in net capitalized loan origination costs related to the $20 million fixed rate agreements was also written off as of August 29, 2014.

The $350,000 term loan revolving credit facility may be expanded upon our request with approval of the lenders by up to $50,000 under the same terms and conditions. The term loan has a seven year maturity with a 5% per annum repayment. The term loan agreement is a covenant lite agreement with no financial covenants. The loan agreement does contain customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility. As of September 30, 2014, $8,243 of net capitalized loan origination costs related to the term loan credit facility were recorded on the condensed consolidated balance sheet within other non-current assets.

The $100,000 ABL may be expanded upon our request with approval of the lenders by up to $50,000 under the same terms and conditions. The ABL has a five year maturity and has one springing financial covenant in the event our availability on the ABL is less than $8,000. The ABL contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. The facility has a swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. We incurred costs as a result of issuing the ABL which have been recorded on the condensed consolidated balance sheet within other non-current assets and are being amortized over the term of the notes. The unamortized balance at September 30, 2014 was $1,020.

We believe the book values of the above credit facilities approximate their fair values given the interest rates are variable and we entered into these facilities very close to the quarter ended September 30, 2014, at the then market rates for a company with our credit profile.

As part of the merger with Autocam, NN assumed certain foreign credit facilities. These facilities relate to local borrowings in France, Brazil and China. These facilities are with financial institutions in the countries in which foreign plants operate and are meant to fund working capital and equipment purchases in those countries. Below is a description of the credit facilities.

In 2008, Autocam filed “Procedure de Sauvegarde” (“Safeguard”) on behalf of each of their French subsidiaries, Autocam France, SARL and Bouverat Industries, SAS (“Bouverat”). They reached agreement with their creditors with claims subject to Safeguard protection in 2009. Provisions of the agreements allowed, at each creditor’s option, for the payment of a portion of the obligation in January 2010, or the entire obligation over a 10-year period. The liabilities carry a zero percent interest rate and are being paid annually until 2019. Amounts due as of September 30, 2014, to those creditors opting to be paid over a 10-year period totaled $2,935 and are included in Current Maturities of Long-Term debt ($259) and long-term debt excluding current maturities of long-term debt ($2,676).

The Brazilian lines of credit include facilities with certain Brazilian banks to funding working capital and equipment purchases for the Brazilian plants of Autocam. The lines of credit have interest rates of 2.5% to 13.3%. The Chinese line of credit is a working capital line of credit with a Chinese bank with an interest rate of 4.95%.

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

Note 8. Obligations under capital lease

With the acquisition of Autocam, we assumed capital lease obligations used by Autocam to purchase fixed assets at US and foreign operations. The September 30, 2014 balance of those leases assumed was $17,696 of which $5,356 was current and $12,340 was long term. The leases range in terms from 2 years to 5 years and have interest rates from 3.0% to 5% per annum.

Note 9. Goodwill, net

The changes in the carrying amount of goodwill, net for the nine month period ended September 30, 2014 are as follows:

(In Thousands of Dollars)	Metal Bearing Components Segment	Precision Metal Components Segment	Total
Balance as of January 1, 2014	$8,624	$—	$8,624
Currency translation impacts	(523)	—	(523)
Goodwill acquired in acquisition	2,038	77,548	79,586

Balance as of September 30, 2014	$10,139	$77,548	$87,687

The goodwill balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. As of September 30, 2014, there are no indications of impairment at the reporting units with a goodwill balance.

The goodwill acquired in acquisition during 2014 within the Metal Bearing Components segment was acquired with the acquisitions of RFK and Chelsea (see Note 2 of the Notes to Condensed Consolidated Financial Statements).

The goodwill acquired in acquisition during 2014 within the Precision Metal Components segment was acquired during the three months ended September 30, 2014 with the acquisition of Autocam (see Note 2 of the Notes to Condensed Consolidated Financial Statements).

Note 10. Intangible Assets, Net

The Precision Metal Components Segment has an indefinite lived intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway. The intangible asset balance is tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. There are no indicators of impairment for the intangible asset as of September 30, 2014.

With the Autocam acquisition the Precision Metal Components Segment acquired a customer contract intangible asset of $46,200, a trade name intangible asset of $4,100, a developed technology intangible asset of $798. The intangible assets have preliminary estimated useful lives of twelve years, fifteen years and five years, respectively and are subject to amortization of approximately $4,283 a year. (See Note 2 of the Notes to Condensed Consolidated Financial Statements).

The Metal Bearing Components Segment acquired two customer contract intangible assets related to the acquisition of RKF and Chelsea and a trade name intangible asset related to the acquisition of RFK with an aggregate estimated fair value of $2,630. These intangible assets have weighted average useful lives of 10 years and are subject to amortization of $263 per year. (See Note 2 of the Notes to Condensed Consolidated Financial Statements).

Note 11. Shared-Based Compensation

During the three and nine month periods ended September 30, 2014 and 2013, approximately $661 and $1,948 in 2014 and $573 and $1,666 in 2013, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards. During the nine month period

NN, Inc.

Notes To Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

ended September 30, 2014, there were 98 share awards and 98 options awards to non-executive directors, officers and certain other key employees. During the nine month period ended September 30, 2013, there were 95 share awards and 354 options awards to non-executive directors, officers and certain other key employees.

The restricted shares granted during the nine month periods ended September 30, 2014 and 2013, vest pro-rata over three years. During the nine month periods ended September 30, 2014 and 2013, we incurred $951 and $606, respectively, in expense related to restricted stock. The fair value of the shares issued was determined by using the grant date closing price of our common stock.

We incurred $997 and $1,060 of stock option expense in the nine month periods ended September 30, 2014 and 2013, respectively. The fair value of our options cannot be determined by market value, as our options are not traded in an open market. Accordingly, the Black Scholes financial pricing model is utilized to estimate the fair value.

The following table provides a reconciliation of option activity for the nine month period ended September 30, 2014:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2014	1,233	$10.65
Granted	98	$19.69
Exercised	(149)	$10.67
Forfeited or expired	(8)	$12.62

Outstanding at September 30, 2014	1,174	$11.29	6.3	$18,065	(1)

Exercisable at September 30, 2014	819	$10.88	5.2	$12,965	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at September 30, 2014.

Note 12. Provision for Income Taxes

For the nine month periods ended September 30, 2014 and 2013, our effective tax rates were 40% and 34%, respectively. The difference between the U.S. federal statutory tax rate of 34% and our effective tax rate was due to the impact of non-deductible merger and acquisition expenses increasing the tax rate 12% during 2014. The non-deductible merger costs were partially offset by non-U.S. based earnings being taxed at lower rates reducing the effective rate 6%.

As of September 30, 2014, we do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

Note 13. Commitments and Contingencies

All legal proceedings, with the exception of the bankruptcy of our German subsidiary discussed below, are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes. The procedures performed include reviewing attorney and plaintiff correspondence, reviewing any filings made and discussing the facts of the case with local management and legal counsel. We have recognized loss contingencies of approximately $0 and $200 at September 30, 2014 and December 31, 2013, respectively, which we believe are adequate to cover all probable liabilities to be incurred by all of the cases in the aggregate.

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

Note 14. Investment in Non-Consolidated Joint Venture

As part of the Autocam acquisition, we acquired a 49% investment in a joint venture with an unrelated entity called Wuxi Weifu Autocam Precision Machinery Company, Ltd. (“JV”), a Chinese company located in the city of Wuxi, China. As part of the purchase price allocation, the joint venture investment has been stated at a preliminary fair value of $35,595 determined by a market based multiple of earnings before interest, taxes, depreciation and amortization and a discounted cash flows analysis. The JV is jointly controlled and managed and is being accounted for under the equity method.

Below are the components of our JV investment balance at September 30, 2014 since the date of acquisition August 29, 2014:

Beginning Balance	$35,595
Dividends received	(2,538)
Our share of cumulative earnings	291

Ending Balance	$33,348

Set forth below is summarized balance sheet information for the JV:

	September 30, 2014	December 31, 2013
Current assets	$21,366	$21,488
Non-current assets	20,176	19,106

Total assets	$41,542	$40,594

Current liabilities	$12,387	$13,477

Total liabilities	$12,387	$13,477

There were no amounts due to us from the JV or sales made to the JV since the acquisition of Autocam on August 29, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013.

The three months ended September 30, 2014, was significantly impacted by certain non-recurring costs related to the Autocam acquisition and to a lesser extent the three other acquisitions completed in 2014. The net after tax impact of these costs was $9,222. The following is a summary of these costs:

$ 5,651	Reported in acquisition related costs excluded from selling, general and administrative are third party legal, accounting, valuation consulting and investment banking advisory fees.

$ 1,992	Reported in cost of products sold, the fair value step-up in Autocam inventory sold in September.

$ 1,398	Reported in interest expense, writing off debt issuance costs from our former credit facilities refinanced as part of the Autocam acquisition

$ 1,576	Reported in interest expense, make whole interest payments for our former credit facilities refinanced as part of the Autocam acquisition

$ 764	Integration costs related to the four acquisitions reported in costs of products sold and other expense (income), net.

$(2,159)	Tax benefits of above expenses that are tax deductible

$ 9,222	Total

We have provided a reconciliation of net income to adjusted net income (a non-GAAP measure used by management) and income from operations to adjusted income from operations (a non-GAAP measure used by management) to provide supplementary information about the impacts of acquisition related expenses. We believe that the presentation of adjusted income from operations and adjusted net income provides useful information to investors in assessing our results of operations and potential future results in light of the high level of acquisition expenses incurred during the period. These measures should not be considered as an alternative to GAAP income from operations or net income. You should not consider adjusted income from operations or adjusted net income in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because adjusted income from operations and adjusted net income may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2014	2013	Change
Net sales	$125,632	$93,023	$32,609
Foreign exchange effects				170
Volume				3,588
Acquisitions				29,312
Price/ material inflation pass-through/mix				(461)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	100,441	73,020	27,421
Foreign exchange effects				127
Volume				2,453
Acquisitions				23,171
Cost reduction projects and other cost changes				(1,311)
Non-recurring acquisition related costs				2,437
Mix				362
Inflation				182

Selling, general and administrative	11,124	8,099	3,025
Foreign exchange effects				7
Acquisitions				1,701
Increase in spending				1,317

Acquisition related costs excluded from selling, general and administrative	5,651	—	5,651
Depreciation and amortization	5,864	4,110	1,754

Income from operations	$2,552	$7,794	$(5,242)
Interest expense	5,622	655	4,967
Other expense (income), net	1,557	(281)	1,838
Provision (benefit) for income taxes	(562)	2,368	(2,930)
Share of net income from joint venture	225	—	225

Net income	$(3,840)	$5,052	$(8,892)

Reconciliation of net income to adjusted net income:

Net Income	(3,840)	5,052	(8,892)
Acquisition and integration costs included in cost of products sold	2,437	—	2,437
Acquisition related costs excluded from selling, general and administrative	5,651	—	5,651
Acquisition and integration costs included in interest expense	2,974	—	2,974
Integration costs included in Other expense, net	319	—	319
Taxes benefits from acquisition related costs	(2,159)	—	(2,159)
After-tax foreign exchange gain on inter-company loans	880	(44)	924

Adjusted Net Income	$6,262	$5,008	1,254

Reconciliation of income from operations to adjusted income from operations

Income from operations	2,552	7,794	(5,242)
Acquisition and integration costs included in cost of products sold	2,437	—	2,437
Acquisition related costs excluded from selling, general and administrative	5,651	—	5,651

Adjusted Income from operations	$10,640	$7,794	2,846

Net Sales. Net sales increased during the third quarter of 2014 from the third quarter of 2013 principally due to sales from the four companies acquired in 2014. The third quarter of 2014 includes one month of Autocam, three months of RFK and VS, and two months of Chelsea. Additionally, sales increased from greater demand for our products in the Asian and North American automotive markets. The growth with our customers was due to overall growth in automotive production in those geographic regions and from continued improvements in market share with certain customers.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). Cost of products sold was primarily impacted by the addition of product costs added with the four companies acquired during 2014 as discussed above. Additionally, costs of products sold increased from acquisition related costs incurred from the step-up in inventory valuation and integration costs. Additionally, the total was impacted by increased production costs at those units that experienced higher sales volumes, as discussed above. Partially offsetting the increase were benefits from specific continuous improvement projects undertaken subsequent to the third quarter of 2013.

Selling, General and Administrative. The majority of the increase was due to the selling, general and administrative costs brought over from the four companies acquired in 2014. Additionally, spending has increased as we have invested in certain key functional positions and research and development costs related to the execution of our strategic plans for growth.

Acquisition related costs excluded from selling, general and administrative. These costs are third party legal, accounting, valuation consulting and investment banking advisory fees incurred directly related to the Autocam acquisition and the three other acquisitions to a lesser extent.

Depreciation and Amortization. The increase was due to adding depreciation and amortization from the four acquisitions closed during 2014 including the related step-ups of certain property, plant and equipment to fair value.

Interest expense. Interest expense increased $3.0 million due the acquisition related expenses from writing off debt issuance costs and make whole interest payments related to our former credit facilities as part of the Autocam acquisition. Additionally, interest on the $350 million in debt NN undertook to complete the Autocam acquisition equated to $1.8 million for the one month it was outstanding. Additionally, the amortization of debt issuance costs increased by $0.2 million for the one month the new credit facility was outstanding. These new interest costs compared to the historical NN costs of $0.2 million per month.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended September 30,
	2014	2013	Change
Net sales	$69,575	$64,817	$4,758
Foreign exchange effects				170
Volume				2,062
Acquisitions				3,064
Price/Material inflation pass-through/mix				(538)
Income from operations	$7,644	$7,787	$(143)

Net sales increased during the third quarter of 2014 from the third quarter of 2013 principally due to the sales from the two businesses the segment acquired in 2014. Additionally, sales increased from greater demand for our products in the Asian and North American automotive markets and market share gains with our customers. The reduction in price was to certain customers and certain products based on long-term agreements.

The main driver of the decreased segment income was price/mix negatively impacting income from operations by $0.6 million. Partially offsetting the unfavorable impacts was $0.6 million incremental income from the increased sales volumes.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended September 30,
	2014	2013	Change
Net sales	$46,637	$18,790	$27,847
Volume				1,560
Acquisitions				26,237
Price/mix/inflation				50
Income from operations	$5,515	$2,135	$3,380

The increased sales in the third quarter of 2014 were due to sales added with the acquisitions of Autocam (one month of sales) and VS (three months of sales). Additionally, sales volumes were up due to increased North America automotive demand and increased demand from our HVAC customer.

Income from operations of the two acquired companies added $2.4 million to segment income from operations. Additionally, the segment income from operations increased due to $0.7 million in incremental profit of increased sales volumes and $0.3 million in benefits from continuous improvement projects.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended September 30,
	2014	2013	Change
Net sales	$9,420	$9,416	$4
Volume				(34)
Price/mix/inflation				38
Income from operations	$178	$2	$176

Segment income from operations was higher as benefits from continuous improvement projects had a favorable $0.2 million impact on the segment.

Results of Operations

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013.

The nine months ended September 30, 2014, was significantly impacted by certain non-recurring costs related to the Autocam acquisition and to a lesser extent the three other acquisitions completed in 2014. The net after tax impact of these costs was $10,355. The following is a summary of these costs:

$7,080	Reported in acquisition related costs excluded from selling, general and administrative are third party legal, accounting, valuation consulting and investment banking advisory fees.

$1,992	Reported in cost of products sold, the fair value step-up in Autocam inventory sold in September.

$1,398	Reported in interest expense, writing off debt issuance costs from our former credit facilities refinanced as part of the Autocam acquisition

$1,576	Reported in interest expense, make whole interest costs for our former credit facilities refinanced as part of the Autocam acquisition

$1,086	Integration costs related to the four acquisitions reported in cost of products sold and other expense (income), net.

$(2,777)	Tax benefits of above expenses that are tax deductible

$10,355	Total

We have provided a reconciliation of net income to adjusted net income (a non-GAAP measure used by management) and income from operations to adjusted income from operations (a non-GAAP measure used by management) to provide supplementary information about the impacts of acquisition related expenses. We believe that the presentation of adjusted income from operations and adjusted net income provides useful information to investors in assessing our results of operations and potential future results in light of the high level of acquisition expenses incurred during the period. These measures should not be considered as an alternative to GAAP income from operations or net income. You should not consider adjusted income from operations or adjusted net income in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because adjusted income from operations and adjusted net income may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2014	2013	Change
Net sales	$334,840	$283,125	$51,715
Foreign exchange effects				4,194
Volume				17,480
Acquisitions				35,443
Price/ material inflation pass-through/mix				(5,402)
Cost of products sold (exclusive of depreciation and amortization shown separately below)	265,010	223,288	41,722
Foreign exchange effects				3,299
Volume				11,956
Acquisitions				29,681
Cost reduction projects and other cost changes				(4,625)
Non-recurring acquisition related costs				2,779
Mix				(620)
Inflation				(748)
Selling, general and administrative	29,799	25,544	4,255
Foreign exchange effects				246
Acquisitions				2,272
Increase in spending				1,737

Acquisition related costs excluded from selling, general and administrative	7,080	—	7,080
Depreciation and amortization	13,824	12,935	889
Loss on disposal of asset	—	5	(5)

Income from Operations	$19,127	$21,353	$(2,226)
Interest expense	6,737	2,149	4,588
Other expense, net	1,769	84	1,685
Provision for income taxes	4,247	6,427	(2,180)
Share of Net Income from joint venture	225	—	225

Net income	$6,599	$12,693	$(6,094)

Reconciliation of Net income to adjusted net income:

Net Income	6,599	12,693	(6,094)
Acquisition and integration costs in Cost of products sold	2,779	—	2,779
Acquisition related costs excluded from selling, general and administrative	7,080	—	7,080
Acquisition and integration costs in interest expense	2,974	—	2,974
Integration costs included in Other expense, net	319	—	319
Taxes benefits from acquisition related costs	(2,798)	—	(2,798)
After-tax foreign exchange gain on inter-company loans	880	168	712
After tax restructuring	—	399	(399)

Adjusted Net Income	$17,833	$13,260	4,573

Reconciliation of income from operations to adjusted income from operations:

	2014	2013	Change
Income from operations	19,127	21,353	(2,226)
Acquisition and integration costs included in cost of products sold	2,778	—	2,778
Acquisition related costs excluded from selling, general and administrative	7,080	—	7,080

Adjusted Income from operations	$28,985	$21,353	$7,632

Net Sales. Net sales increased during the first nine months of 2014 from the first nine months of 2013 principally due to sales from the four companies acquired in 2014. The nine months of 2014 includes one month of Autocam, three months of RFK, two months of Chelsea, and eight months of VS. Additionally, net sales increased due to greater demand for our products in the European, North American and Asian automotive markets. The growth with our customers over the prior year was generally consistent with the overall growth in automotive production in those geographic regions. Additionally, we have continued to benefit from improved market share with certain customers and adjacent market expansion.

The reduction in price and raw material pass-through (when compared with the first nine months of 2013) was driven mainly by lower levels of material inflation in our businesses which led to lower pass-through to our customers and due to contractual price decreases for certain long-term sales programs. The unfavorable sales impact related to mix was due to experiencing higher volumes of certain products that have lower prices than our average product assortment sold during the comparable period. The majority of the unfavorable mix occurred in the first six months of 2014.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). Cost of products sold was primarily impacted by the addition of production costs added with the four companies acquired in 2014 as discussed above. Additionally, we experienced increased production costs at those units with higher sales volumes, as discussed above. Partially offsetting the increase in cost of products sold were benefits from specific continuous improvement projects undertaken subsequent to the first nine months of 2013.

Selling, General and Administrative. The majority of the increase was due to the selling, general and administrative costs brought over from the four companies acquired in 2014. Additionally, spending has increased as we have invested in certain key functional positions and research and development costs related to the execution of our strategic plans for growth.

Acquisition related costs excluded from selling, general and administrative. These costs are third party legal, accounting, valuation consulting and investment banking advisory fees incurred directly related to the Autocam acquisition and the three other acquisitions to a lesser extent.

Depreciation and Amortization. The increase was due to adding depreciation and amortization from the four acquisitions closed during 2014 including the related step-ups of certain property, plant and equipment to fair value.

Interest expense. Interest expense increased $3.0 million due the acquisition related expenses from writing off debt issuance costs and make whole interest payments related to our former credit facilities as part of the Autocam acquisition. Additionally, interest on the $350 million in debt NN undertook to complete the Autocam acquisition equated to $1.8 million for the one month it was outstanding. Additionally, the amortization of debt issuance costs increased by $0.2 million for the one month the new credit facility was outstanding. These new interest costs compared to the historical NN costs of $0.2 million per month.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine months ended September 30,
	2014	2013	Change
Net sales	$213,513	$194,374	$19,139
Foreign exchange effects				4,194
Volume				17,054
Acquisitions				3,274
Price/material inflation pass-through/mix				(5,383)
Income from operations	$25,164	$20,952	$4,212

Net sales increased during the first nine months of 2014 from the first nine months of 2013 principally due to increased sales volumes resulting from greater demand for our products in the European, North American and Asian automotive markets and from better overall market penetration with our customers. The reduction in price and raw material pass-through was driven mainly by lower levels of material inflation in our businesses which led to lower pass-through to our customers. The unfavorable sales impact related to mix was due to certain products sold during the first nine months of 2014 being lower priced than our average product assortment sold during the comparative period. Finally, the segment benefited from the additional sales from two acquired units RFK (for three months) and Chelsea (for two months).

Increased sales volumes added $3.8 million in incremental income from operations and the two new acquired businesses added $0.2 million in income from operations.

PRECISION METAL COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine months ended September 30,
	2014	2013	Change
Net sales	$95,642	$61,076	$34,566
Volume				2,610
Acquisitions Price/mix				32,156 (200)
Income from operations	$10,724	$6,616	$4,108

The increased sales in during 2014 were due to sales added with the acquisitions of Autocam (one month of sales) and VS (eight months of sales). Additionally, sales increased due to greater demand with certain customers in the North American automotive market generally in line with the overall growth in automotive production and greater demand with our HVAC customer.

The main driver of the increased segment income from operations was income from operations of the two acquired companies which added $1.2 million. The segment income from operations was further impacted by $1.3 million in incremental income from increased sales volumes and $1.0 million in income from continuous improvement projects and operational improvement.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine months ended September 30,
	2014	2013	Change
Net sales	$25,685	$27,675	$(1,990)
Volume				(2,440)
Price/material pass-through				450
Income from operations	$827	$717	$110

Sales decreased due to lower volume from certain sales programs ending. Segment income from operations was down $0.6 million due to the negative effects of lower sales volumes. Benefits from continuous improvement projects had a favorable $0.7 million impact on income from operations more than offsetting the unfavorable volume effects.

Changes in Financial Condition

From December 31, 2013 to September 30, 2014, our total assets increased $450.7 million and our current assets increased $121.1 million. The vast majority of these increases were due to total assets and current assets acquired of $426.9 million and $94.2 million, respectively, and the related preliminary fair value step-ups for the four acquisitions undertaken in 2014. Foreign exchange translation impacted the balance sheet in comparing changes in account balances from December 31, 2013 to September 30, 2014 by decreasing total assets $11.9 million and current assets $5.8 million.

Beyond acquisition and foreign exchange effects, the accounts receivable balance at September 30, 2014, was higher due to a 13% increase in sales volume experienced in September/August of 2014 compared with sales levels in December/November of 2013. The day’s sales outstanding at September 30, 2014 were up slightly from the day’s sales outstanding at December 31, 2013 due to higher sales volumes with certain customers that have extended credit terms. Additionally, other non-current assets increased by $9.4 million due to debt issuance cost incurred related to our new credit facilities entered into concurrent with the Autocam acquisition.

From December 31, 2013 to September 30, 2014, our total liabilities increased $423.2 million. The majority of the increase was from the $308.6 million increase in long-term debt and current maturities of long-term debt primarily due to the four acquisitions in 2014 and $117.5 million of liabilities assume related to the 4 acquisitions.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $119.7 million at September 30, 2014 as compared to $56.3 million at December 31, 2013. The increase in working capital was due primarily to acquiring $48.5 million in net working capital in the four acquisition completed in 2014. The remainder of the increase was due primarily to the increase in accounts receivable discussed above.

Cash provided by operations was $1.5 million for the first nine months of 2014 compared with cash provided by operations of $25.7 million for the same period in 2013. The unfavorable variance was principally due the accounts receivable increase in 2014 versus 2013 due to higher overall sales levels in 2014, as discussed above. Additionally, we spent $9.8 million on acquisition related expenses during 2014.

Cash used by investing activities was $271.8 million for the first nine months of 2014 compared with cash used by investing activities of $9.0 million for the same period in 2013. The difference was primarily due to the $259.5 million spent on acquiring Autocam, VS, Chelsea and RFK.

Cash provided by financing activities was $293.9 million for the first nine months of 2014, compared with cash used by financing activities of $31.0 million for the same period in 2013. The difference was primarily related to using debt to fund the acquisitions of Autocam, VS, Chelsea and RFK. In the first half of 2013, we reduced our cash balances to fund working capital expansion and pay down our debt.

Liquidity and Capital Resources

Amounts outstanding under our $350.0 million term loan facility and our $100.0 million asset backed revolver as of September 30, 2014 were $350.0 million and $0.0 million respectively. As of September 30, 2014, we can borrow up to $50 million under our asset backed revolver subject to limitations based on our U.S. borrowing base calculation which is calculated based on our accounts receivable and inventory. The $50 million of availability is net of $1.5 million of outstanding letters of credit at September 30, 2014, which are considered as usage of the facility. We expect to shortly add an additional $15 million of availability on our ABL with the addition of our foreign borrowing base. We are investigating means to increase our borrowing base such as utilizing credit insurance on our foreign receivables. The only financial covenant on our new debt agreement is a springing fixed charge coverage covenant if our availability under the asset backed revolver is less than $8.0 million.

Our new $350.0 million term loan facility requires us to pay 5% of the outstanding balance for the next seven years against the principal of the note. At September 30, 2014, the current balance would equate to a $17.5 million payment. Additionally, using the September 30, 2014 balance the annual interest payments on the $350.0 million term loan would be $21.0 million. We believe that funds generated from operations of the combined NN and Autocam will provide sufficient cash flow to service these required debt payments.

Many of our locations use the Euro as their functional currency. In 2014, the fluctuation of the Euro against the U.S. Dollar favorably impacted revenue and net income. As of September 30, 2014, no currency hedges were in place. Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have made planned capital expenditures totaling $14.8 million as of September 30, 2014. During 2014, we expect to spend up to $23.0 million on capital expenditures, the majority of which relate to new or expanded business. We believe that funds generated from operations and borrowings from our credit facilities will be sufficient to finance our capital expenditures and working capital needs through September 2015. We base this assertion on our current availability for borrowing of up to $50 million and our forecasted positive cash flow from operations for the remainder of 2014 and 2015.

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

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements accompanying our Annual Report. There have been no changes to these policies during the three month period ended September 30, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies. To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At September 30, 2014, we had $350.0 million outstanding under our variable rate revolving credit facilities. See Note 7 of the Notes to Condensed Consolidated Financial Statements. At September 30, 2014, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $3.5 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We did not hold a position in any foreign currency hedging instruments as of September 30, 2014.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Our disclosure controls are designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within our organization. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2014 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There have been no changes in the fiscal quarter ended September 30, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

All legal proceedings, with the exception of the bankruptcy of our German subsidiary discussed below, are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes. The procedures performed include reviewing attorney and plaintiff correspondence, reviewing any filings made and discussing the facts of the case with local management and legal counsel. We have recognized loss contingencies of approximately $0.0 million and $0.2 million at September 30, 2014 and December 31, 2013, respectively, which we believe are adequate to cover all probable liabilities to be incurred by all of the cases in the aggregate.

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

On August 29, 2014, NN issued 1,086,956 shares of NN common stock to John C. Kennedy in connection with the closing of the Autocam transaction and as a portion of the merger consideration payable to Mr. Kennedy. The shares issued to Mr. Kennedy were issued in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, in a transaction not involving a public offering.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated as of July 18, 2014, by and among NN, Inc., PMC Global Acquisition Corporation, Autocam Corporation, Newport Global Advisors, L.P., and John C. Kennedy (incorporated by reference to Exhibit 2.1 to NN, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2014).

3.1	By-Laws of NN, Inc., as amended.

4.1	Stockholders’ Agreement, effective as of August 29, 2014, by and between NN, Inc. and John C. Kennedy (incorporated by reference to Exhibit 3.1 to NN, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.1	Term Loan Credit Agreement, dated as of August 29, 2014, by and among NN, Inc., Bank of America, N.A., the several lenders from time to time a party thereto, KeyBank National Association, as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBank National Association as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.2	Credit Agreement, dated as of August 29, 2014, by and among NN, Inc., NN Netherlands B.V., the several lenders from time to time a party thereto, KeyBank National Association, and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to NN, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.3	Escrow Agreement, effective as of August 29, 2014, by and among NN, Inc., Newport Global Advisors, L.P., John C. Kennedy and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.3 to NN, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.4	Indemnity Agreement, effective as of August 29, 2014, by and among NN, Inc. and each of the shareholders of Autocam Corporation identified therein (incorporated by reference to Exhibit 10.4 to NN, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.5	Noncompetition and Nondisclosure Agreement, effective as of August 29, 2014, by and between NN, Inc. and John C. Kennedy (incorporated by reference to Exhibit 10.5 to NN, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.6	Transition Services Agreement, effective as of August 29, 2014, by and among Autocam Corporation and Autocam Medical Devices, LLC (incorporated by reference to Exhibit 10.6 to NN, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

99.1	Commitment Letter, dated as of July 18, 2014, by and among NN, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBank National Association (incorporated by reference to Exhibit 99.1 to NN, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2014).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRLTaxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: November 10, 2014	/s/ Richard D. Holder
Richard D. Holder,
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 10, 2014	/s/ James H. Dorton
James H. Dorton
Senior Vice President – Corporate Development and
Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: November 10, 2014	/s/ William C. Kelly, Jr.
William C. Kelly, Jr.,
Vice President and
Chief Administrative Officer
(Duly Authorized Officer)

Date: November 10, 2014	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Vice President, Chief Accounting Officer and
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 18, 2014, by and among NN, Inc., PMC Global Acquisition Corporation, Autocam Corporation, Newport Global Advisors, L.P., and John C. Kennedy (incorporated by reference to Exhibit 2.1 to NN, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2014).

3.1	By-Laws of NN, Inc., as amended.

4.1	Stockholders’ Agreement, effective as of August 29, 2014, by and between NN, Inc. and John C. Kennedy (incorporated by reference to Exhibit 3.1 to NN, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.1	Term Loan Credit Agreement, dated as of August 29, 2014, by and among NN, Inc., Bank of America, N.A., the several lenders from time to time a party thereto, KeyBank National Association, as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBank National Association as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.2	Credit Agreement, dated as of August 29, 2014, by and among NN, Inc., NN Netherlands B.V., the several lenders from time to time a party thereto, KeyBank National Association, and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to NN, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.3	Escrow Agreement, effective as of August 29, 2014, by and among NN, Inc., Newport Global Advisors, L.P., John C. Kennedy and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.3 to NN, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.4	Indemnity Agreement, effective as of August 29, 2014, by and among NN, Inc. and each of the shareholders of Autocam Corporation identified therein (incorporated by reference to Exhibit 10.4 to NN, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.5	Noncompetition and Nondisclosure Agreement, effective as of August 29, 2014, by and between NN, Inc. and John C. Kennedy (incorporated by reference to Exhibit 10.5 to NN, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

10.6	Transition Services Agreement, effective as of August 29, 2014, by and among Autocam Corporation and Autocam Medical Devices, LLC (incorporated by reference to Exhibit 10.6 to NN, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014).

99.1	Commitment Letter, dated as of July 18, 2014, by and among NN, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBank National Association (incorporated by reference to Exhibit 99.1 to NN, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2014).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRLTaxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document