Form 10-K
period 2014-12-31
NN INC
filed 2015-03-16
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-23486

NN, INC.

(Exact name of registrant as specified in its charter)

Delaware	62-1096725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 Mockingbird Lane
Johnson City, Tennessee	37604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (423) 434-8300

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2014, based on the closing price on the NASDAQ Stock Market LLC on that date was approximately $433,000,000.

The number of shares of the registrant’s common stock outstanding on March 10, 2015 was 18,983,549

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement with respect to the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to NN, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of our control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector, competitive influences, risks that current customers will commence or increase captive production, risks of capacity underutilization, quality issues, availability of raw materials, currency and other risks associated with international trade, the Company’s dependence on certain major customers, the impact of acquisitions and divestitures; unanticipated difficulties integrating acquisitions, new laws and governmental regulations and other risk factors and cautionary statements listed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission. NN disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements included herein or therein to reflect future events or developments.

Item 1.	Business Overview

Introduction

NN, Inc. is a diversified industrial company and a leading global manufacturer of metal bearing, plastic, rubber and precision metal components. We were founded in 1980 and are headquartered in Johnson City, Tennessee. NN has 25 manufacturing plants in the United States, Western Europe, Eastern Europe, South America and China. As used in this Annual Report on Form 10-K, the terms “NN,” “the Company,” “we,” “our,” or “us” mean NN, Inc. and its subsidiaries.

Our business is aggregated into three reportable segments, the Metal Bearing Components Segment, the Plastic and Rubber Components Segment and the Autocam Precision Components Segment. In 2014, we continued to execute on our strategic plan to double our revenue and triple our earnings per share by 2018. We made four acquisitions of businesses in 2014 to further our growth and implement our strategic plan. The businesses we acquired and our business segments are described further below.

Acquisitions

In 2014, we made four acquisitions, one of which, the acquisition of Autocam Corporation, was transformative.

In February 2014, we acquired V-S Industries, a manufacturer of precision metal components with locations in Wheeling, Illinois and Juarez, Mexico. The acquisition of V-S Industries provided NN with a broader product offering and allowed for penetration into adjacent markets. V-S Industries’ products serve a variety of industries including electric motors, HVAC, power tools, automotive and medical. V-S Industries’ operations were integrated with the Autocam Precision Components Segment.

In June 2014, we acquired RFK Industries (“RFK or Konjic Plant”), a manufacturer of taper rollers located in Konjic, Bosnia and Herzegovina. RFK’s products are complimentary to NN’s existing roller bearing products and will broaden the Company’s product offering and allow penetration into adjacent markets. RFK currently exports all of its products to customers serving the European truck, industrial vehicle and railway markets. RFK operations were integrated with our European Metal Bearing Components operations.

In July 2014, we acquired Chelsea Grinding Company, a manufacturer of cylindrical rollers used primarily in the hydraulic pump industry and relocated the operations to our Erwin, Tennessee plant and integrated into our Metal Bearing Component Segment.

In August 2014, we acquired Autocam Corporation, a manufacturer of high precision metal components serving primarily the automotive and commercial vehicle HVAC and fluid power industries. We acquired Autocam for $256.8 million in cash, assumed debt of $29.8 million and NN share consideration valued at $31.7 million. Headquartered in Kentwood, Michigan, Autocam manufactures and assembles highly complex, system critical components for fuel systems, engines, transmission, power steering and electric motors. Autocam employed over 2,100 employees with 15 manufacturing facilities in the U.S., Europe, South America and Asia. With the acquisition of Autocam, NN combined its Whirlaway and VS businesses under the renamed Autocam Precision Components Group.

Corporate Information

We were founded in October 1980, and are incorporated in Delaware. Our principal executive offices are located at 207 Mockingbird Lane, Johnson City, Tennessee, and our telephone number is (423) 434-8300. Our website address is www.nninc.com. Information contained on our website is not part of this Annual Report. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments are available via a link to “SEC.gov” on our website under “Investor Relations.” Additionally, all required interactive data pursuant to Item 405 of Regulation S-T is posted on our website.

Business Segments

For each of our business segments, net sales, income from operations and assets is presented in Management’s Discussion and Analysis of Financial Condition Results of Operations and Note 2 and Note 12 of the Notes to the Consolidated Financial Statements. Additional information regarding our business segments is presented below.

Within the Metal Bearing Components Segment, we manufacture and supply high precision bearing components, consisting of balls, cylindrical rollers, tapered rollers, and metal retainers, for leading bearing and CV-joint manufacturers on a global basis. We are a leading independent manufacturer of precision steel bearing balls and rollers for the North American, European and Asian markets. In 2014, Metal Bearing Components accounted for 57% of our sales. Sales of balls accounted for 38% of our sales and rollers accounted for approximately 16% of our sales. Sales of metal bearing retainers accounted for 3% of our sales. We offer one of the industry’s most complete lines of commercially available bearing components. We emphasize engineered products that take advantage of our competencies in product design and tight tolerance manufacturing processes. Our customers use our components in fully assembled ball and roller bearings and CV-joints, which serve a wide variety of industrial applications in the automotive, electrical, agricultural, construction, machinery, heavy truck, rail, and mining markets.

Within the Plastic and Rubber Components Segment, we manufacture high precision rubber seals and plastic retainers for leading bearing manufacturers on a global basis. In addition, we manufacture specialized plastic products including automotive components, electronic instrument cases and other molded components used in a variety of industrial and consumer applications. Finally, we also manufacture rubber seals for use in various automotive, industrial and mining applications. In 2014, plastic products accounted for 5% of our sales and rubber seals accounted for 2% of our sales.

Our Autocam Precision Components Segment manufactures highly engineered, difficult to manufacture precision metal components and subassemblies for the transportation, HVAC and fluid power markets. Our entry into the precision metal components market began in 2006 with the acquisition of Whirlaway Corporation. We dramatically expanded the segment in 2014 with the acquisition of Autocam Corporation (“Autocam”). With the acquisition of Autocam we are now one of the premier global brands in the high quality, ultra precision end of the precision components market with a global presence in the business. These products accounted for 36% of our sales in 2014.

Products

Metal Bearing Components Segment

Precision Steel Balls. At our Metal Bearing Components Segment facilities (with the exception of our Veenendaal Plant), we manufacture and sell high quality, precision steel balls. Our steel balls are used primarily by manufacturers of anti-friction bearings and constant velocity joints where precise spherical, tolerance and surface finish accuracies are required.

Steel Rollers. We manufacture tapered rollers at our Veenendaal, Erwin, and Konjic Plants and cylindrical rollers at our Erwin Plant. Rollers are an alternative rolling element used instead of balls in anti-friction bearings that typically have heavier loading or different speed requirements. Our roller products are used primarily for applications similar to those of our precision steel ball product line, plus certain non-bearing applications such as hydraulic pumps and motors. Tapered rollers are a component in tapered roller bearings that are used in a variety of applications including automotive gearbox applications, automotive wheel bearings and a wide variety of industrial applications. Most cylindrical rollers are made to specific customer requirements for diameter and length and are used in a variety of industrial applications.

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

Autocam Precision Components Segment

Autocam Precision Components. We sell a wide range of highly engineered, extremely close tolerance, precision-machined metal components and subassemblies primarily to the automotive and commercial vehicle, HVAC and fluid power markets. We have developed an expertise in manufacturing highly complex, system critical components for fuel systems, engines and transmissions, power steering systems and electromechanical motors. This expertise has been gained through investment in technical capabilities, processes and systems, and skilled program management and product launch capabilities.

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

Customers

Our products are supplied primarily to bearing manufacturers and automotive and industrial parts manufacturers for use in a broad range of industrial applications, including transportation, electrical, agricultural, construction, alternative energy, machinery and mining. We supply approximately 500 customers; however, our top ten customers account for approximately 66% of our revenue. Sales to each of these top ten customers are made to multiple customer locations and divisions throughout the world. Only one of these customers, AB SKF (“SKF”), had sales levels that were over 10% of total net sales. Sales to various U.S. and foreign divisions of SKF accounted for approximately 26% of net sales in 2014. In 2014, 49% of our products were sold to customers in North America, 34% to customers in Europe, 12% to customers in Asia and the remaining 5% to customers in South America.

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

The following table presents a breakdown of our net sales for fiscal years 2014, 2013 and 2012:

(In Thousands)	2014	2013	2012

Metal Bearing Components Segment	$278,026	$259,459	$252,241
Percentage of Total Sales	57%	70%	68%

Autocam Precision Components Segment	177,224	78,756	76,746
Percentage of Total Sales	36%	21%	21%

Plastic and Rubber Components Segment	33,351	34,991	41,097
Percentage of Total Sales	7%	9%	11%

Total	$488,601	$373,206	$370,084

Percentage of Total Sales	100%	100%	100%

The change in value of Euro denominated sales when converted to U.S. Dollars resulted in net sales increasing $0.1 million in 2014 compared to 2013 and increasing $5.6 million in 2013 compared to 2012.

Sales and Marketing

A primary emphasis of our marketing strategy is to expand key customer relationships by offering high quality, high precision application specific customer solutions with the value of a single supply chain partner for a wide variety of products and components. Due to the technical nature of many of our products, our engineers and manufacturing management personnel also provide technical sales support functions, while internal sales employees handle customer orders and other general sales support activities. The Metal Bearing Components Segment, Autocam Precision Components Segment, and the Plastics and Rubber Components Segment, each use a distinct direct sales force supported by senior segment management and engineering involvement. Our Metal Bearing Components Segment marketing strategy focuses on our ability to provide consistent, high quality products that meet the most precise specifications of leading global brands. Our marketing strategy for the Plastic and Rubber Components Segment and the Autocam Precision Components Segment is to offer custom manufactured, high quality, precision products to markets with high value-added characteristics at competitive price levels. This strategy focuses on relationships with key customers that require the production of technically difficult parts and assemblies, enabling us to take advantage of our strengths in custom product development, equipment and tool design, component assembly and machining processes.

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

Employees

As of December 31, 2014, we employed a total of 3,775 full-time employees and 445 full time equivalent temporary workers. Of our total employment, 14% are management/staff employees and 86% are production employees. The employees at the Pinerolo, Veenendaal and Autocam France Plants are unionized. We believe we have a good working relationship with our employees.

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

The markets for the Plastic and Rubber Components Segment’s products are also intensely competitive. Since the plastic injection molding industry is currently very fragmented, we must compete with numerous companies in each industry market segment. Many of these companies have substantially greater financial resources than we do and many currently offer competing products nationally and internationally. Our primary competitors in the plastic bearing retainer market are Nakanishi Manufacturing Corporation, Pressey and Lacey. Domestically, National, Nypro Inc., Thermotech, GW Plastics, C&J Industries and Nyloncraft are amongst the largest players in the precision plastic components markets.

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

While intensely competitive, the markets for our rubber seal products are less fragmented than our plastic injection molding products. The bearing seal market is comprised of approximately six major competitors that range from small privately held companies to large global enterprises. Bearing seal manufacturers compete on design, product performance, service, quality and price. Our primary competitors in the U.S. bearing seal market are Freudenberg-NOK, Trelleborg, Trostel, Uchiyama and Paulstra/Hutchinson. Some bearing manufacturers are vertically integrated and mold their own seals.

In the Autocam Precision Components Segment market, internal production of components by our customers can impact our business as the customers weigh the risk of outsourcing strategically critical components or producing in-house. Our primary outside competitors are, Haring, A. Berger, C&A Tool, American Turned Products, Camcraft and AB Heller. We generally win new business on the basis of technical competence and our proven track record of successful product development.

Raw Materials

The primary raw material used in our core ball and roller business of the Metal Bearing Components Group is 52100 Steel, which is high quality chromium steel. Our other steel requirements include metal strip, stainless steel, and type S2 rock bit steel.

The Metal Bearing Components Group businesses purchase substantially all of their 52100 Steel requirements from suppliers in Europe and Japan and all of their metal strip requirements from European suppliers and traders. If any of our current suppliers were unable to supply 52100 Steel to us, we cannot provide assurances that we would not face higher costs or production interruptions as a result of obtaining 52100 Steel from alternate sources.

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

For the Plastic and Rubber Components Group, we base purchase decisions on quality, service and price. Generally, we do not enter into written supply contracts with our suppliers or commit to maintain minimum monthly purchases of resins, rubber compounds or metal stampings. The primary raw materials used by the Plastic and Rubber Components Group are engineered resins, injection grade nylon and proprietary rubber compounds. We purchase substantially all of our resin requirements from domestic manufacturers and suppliers. The majority of these suppliers are international companies with resin manufacturing facilities located throughout the world. We use certified vendors to provide a custom mix of proprietary rubber compounds. This segment also procures metal stampings from several domestic and foreign suppliers.

The Autocam Precision Metal Components Group produces products from a wide variety of metals in various forms from various sources located in the U.S, Europe and Japan. Basic types include hot rolled steel, cold rolled steel (both carbon and alloy), stainless, extruded aluminum, die cast aluminum, gray and ductile iron castings, hot and cold forgings and mechanical tubing. Some material is purchased directly under contracts, some is consigned by the customer, and some is purchased directly from the steel mills.

In our three segments, we have historically been affected by upward price pressure on steel principally due to general increases in global demand and global increased consumption of steel. In general, we pass through material cost fluctuations to our customers in the form of changes in selling price.

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

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position
Richard D. Holder	52	Chief Executive Officer and President
James H. Dorton	58	Senior Vice President – Chief Financial Officer
L. Jeff Manzagol	59	Senior Vice President – General Manager of the Metal Bearing Components Group
Warren Veltman	53	Senior Vice President – General Manager Autocam Precision Components Group
James R. Widders	58	Senior Vice President – Integration and Corporate Transformation
Thomas C. Burwell, Jr.	46	Vice President – Chief Accounting Officer and Corporate Controller
William C. Kelly, Jr.	56	Vice President – Chief Administrative Officer and Secretary

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

Jeff Manzagol joined NN as Senior Vice President and General Manager of the Metal Bearing Components Group on October 6, 2014. Manzagol steps into his role with more than 36 years of metal bearings and high precision manufacturing experience. He most recently served as President of the Bearings Division at Kaydon Corporation. Previously, Manzagol held various leadership positions at SKF Group, including President and General Manager at the Armada, Michigan facility.

Warren Veltman was appointed Senior Vice President and General Manager of NN’s Autocam Precision Components Group in September 2014. Veltman served as Chief Financial Officer of Autocam Corporation from 1990 and Secretary and Treasurer since 1991. Prior to Autocam, he was an Audit Manager with Deloitte & Touche.

James R. Widders was named Senior Vice President of Integration and Corporate Transformation in September 2014. Prior to that appointment Mr. Widders was Vice President and General Manager of the Precision Metal Components

Division on December 15, 2010. Mr. Widders had 13 years of service at Whirlaway prior to its acquisition by NN. Prior to joining NN, he served as Vice President and General Manager at Technifab, Inc. a manufacturer of molded foam components for the Aerospace industry and in various management positions with GE Superabrasives, a division of General Electric.

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

Recent Developments

On September 18, 2014, the Company announced that Frank T. Gentry, III will be retiring as the Company’s Senior Vice President — Managing Director Metal Bearing Components Division. Mr. Gentry’s retirement was effective on January 4, 2015. Mr. Gentry served as Senior Vice President — Managing Director Metal Bearing Components Division from May 2010 until his retirement. He served as Vice President from April 2009 to May 2010. Prior to that, Mr. Gentry served as Vice President — General Manager U.S. Ball and Roller Division from August 1995 until April 2009. Mr. Gentry joined NN in 1981 and held various manufacturing management positions from 1981 to August 1995.

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

We may not realize all of the anticipated benefits from the four acquisitions closed in 2014 or those benefits may take longer to realize than expected.

Our ability to realize the anticipated benefits of the four acquisitions closed in 2014 will depend, to a large extent, on our ability to integrate these businesses. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from combining the acquired businesses with our own;

•	difficulties in the integration of operations and systems;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers; and

•	challenges in attracting and retaining key personnel.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition, or results of operations.

Additionally, we have incurred a higher degree of financial leverage related to these four acquisitions and undertaken new credit facilities to finance the acquisitions. Finally, in relation to these acquisitions we have significantly higher amounts of intangible assets, including goodwill. These intangible assets will be subject to impairment testing and we could incur a significant impact to our financial statements in the form of an impairment if assumptions and expectations related to these four acquisitions are not realized.

Acquisitions constitute an important part of our future growth strategy.

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

From time to time, a large portion of our capital structure may be in the form of debt. As such, we continue to heavily rely on our current lenders as a major source of long term capital.

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

The end markets for fully assembled bearings and industrial and automotive components are cyclical and tend to decline in response to overall declines in industrial and automotive production. As a result, the market for the bearing components and precision metal, plastic, and rubber products we sell is also cyclical and impacted by overall levels of industrial and automotive production. Our sales have been, and can be in the future, negatively affected by adverse conditions in the industrial and/or automotive production sectors of the economy or by adverse global or national economic conditions generally. Additionally, any inflation in oil and any resulting increase in gasoline prices could have a negative impact on demand for our products as a result of consumer and corporate spending reductions.

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

Sales to various U.S. and foreign divisions of SKF, one of the largest bearing manufacturers in the world, accounted for approximately 26% of consolidated net sales in 2014. No other customers accounted for more than 10% of sales. During 2014, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 66% of our consolidated net sales. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.

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

Failure of our products could result in a product recall.

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

Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable and may prevent shareholders from receiving a takeover premium for their shares. These provisions include, for example, a classified board of directors and the authorization of our board of directors to issue up to 5.0 million preferred shares without a stockholder vote. In addition, our certificate of incorporation provides that stockholders may not call a special meeting.

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

The manufacturing plants for each of our segments are listed below. In addition, we own an office building in Johnson City, Tennessee which serves as our corporate offices.

Metal Bearing Components Segment

Manufacturing Operation	Country	Approximate Sq. Feet	Owned or Leased
Erwin Plant	U.S.A.	155,000	Owned
Mountain City Plant	U.S.A.	86,000	Owned
Pinerolo Plant	Italy	330,000	Owned
Kysucke Plant	Slovakia	135,000	Owned
Veenendaal Plant	The Netherlands	159,000	Owned
Kunshan Plant	China	185,000	Leased
RFK Valjcici d. d. Konjic	Bosnia	54,500	Owned

Plastic and Rubber Components Segment

Manufacturing Operation	Country	Approximate Sq. Feet	Owned or Leased
Danielson Plant	U.S.A.	50,000	Owned
Lubbock Plant	U.S.A.	228,000	Owned

Precision Metal Components Segment

Manufacturing Operation	Country	Approximate Sq. Feet	Owned or Leased
Wellington Plant 1	U.S.A.	86,000	Leased
Wellington Plant 2	U.S.A.	132,000	Leased
VS Products Wheeling Plant	U.S.A.	76,000	Leased
VS Products Juarez Plant	MEXICO	135,000	Leased
Autocam Kentwood Plant 1	U.S.A.	188,000	Leased
Autocam Kentwood Plant 2	U.S.A.	38,500	Leased
Autocam Dowagiac Plant	U.S.A.	67,000	Owned
Autocam Marshall Plant 1	U.S.A.	56,000	Leased
Autocam Marshall Plant 2	U.S.A.	58,700	Leased
Autocam Boutuva Plant	BRAZIL	42,000	Leased
Autocam Sao Joao da Boa Plant 1	BRAZIL	76,500	Leased
Autocam Sao Joao da Boa Plant 2	BRAZIL	73,200	Leased
Bouverat Industries Plant	FRANCE	75,300	Owned
Autocam Poland Plant	POLAND	71,000	Owned
Autocam China Plant	CHINA	68,900	Leased

For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 3.	Legal Proceedings

All legal proceedings are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes. The procedures performed include reviewing attorney and plaintiff correspondence, reviewing any filings made and discussing the facts of the case with local management and legal counsel. We have recognized loss contingencies of approximately $ 0 and $200,000 at December 31, 2014 and December 31, 2013, respectively, which we believe are adequate to cover all probable liabilities to be incurred by all of the cases in the aggregate.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Stock Market LLC (“NASDAQ”) under the trading symbol “NNBR.” As of March 10, 2015, there were approximately 3,500 holders of record of our common stock and the closing per share stock price as reported by NASDAQ was $19.73.

The following table sets forth the high and low closing sales prices of the common stock, as reported by NASDAQ for our two most recent fiscal years.

	Close Price
	High	Low
2014
First Quarter	$20.98	$17.16
Second Quarter	26.17	19.21
Third Quarter	29.91	23.71
Fourth Quarter	26.63	17.75

2013
First Quarter	$10.03	$8.66
Second Quarter	11.41	8.46
Third Quarter	15.65	11.38
Fourth Quarter	20.95	15.33

The following graph compares the cumulative total shareholder return on our common stock (consisting of stock price performance and reinvested dividends) from December 31, 2009 with the cumulative total return (assuming reinvestment of all dividends) of (i) the Value Line Machinery Index (“Machinery”) and (ii) the Standard & Poor’s 500 Stock Index, for the period December 31, 2009 through December 31, 2014. The Machinery index is an industry index comprised of 49 companies engaged in manufacturing of machinery and machine parts, a list of which is available from the Company. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices on December 31, 2009. We cannot assure you that the performance of the common stock will continue in the future with the same or similar trend depicted on the graph.

Comparison of Five-Year Cumulative Total Return*

NN, Inc., Standard & Poor’s 500 and Value Line Machinery Index

(Performance Results Through 12/31/14)

*	Cumulative total return assumes reinvestment of dividends.

	Cumulative Return
	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
NN, Inc.	312.12	151.52	231.31	513.97	529.89
Standard & Poor’s 500	115.06	117.49	136.29	180.43	205.13
Machinery	166.30	189.29	247.93	357.87	389.91

The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and depend upon our profitability, financial condition, capital needs, credit agreement restrictions, future prospects and other factors deemed relevant by the Board of Directors. The following table sets forth the dividends per share paid during the last two fiscal years.

2013	Dividend
First Quarter	$0.00
Second Quarter	$0.00
Third Quarter	$0.12
Fourth Quarter	$0.06

2014	Dividend
First Quarter	$0.07
Second Quarter	$0.07
Third Quarter	$0.07
Fourth Quarter	$0.07

See Part III, Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2014 Annual Report on Form 10-K for information required by Item 201 (d) of Regulation S-K.

Item 6.	Selected Financial Data

The following selected financial data has been derived from our audited financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, including notes thereto.

(In Thousands, Except Per Share Data)	Year ended December 31,
	2014	2013	2012	2011	2010
Statement of Income Data:
Net sales	$488,601	$373,206	$370,084	$424,691	$365,369
Cost of products sold (exclusive of depreciation shown separately below)	384,889	295,136	294,859	347,622	296,422
Selling, general and administrative	43,756	33,281	31,561	30,657	30,407
Acquisition related costs excluded from selling, general and administrative	9,248	—	—	—	—
Depreciation and amortization	22,146	16,957	17,643	17,016	19,195
(Gain) loss on disposal of assets	—	5	(17)	(36)	808
Restructuring and impairment charges, excluding goodwill impairment	875	—	967	—	2,289

Income from operations	27,687	27,827	25,071	29,432	16,248
Interest expense	12,293	2,374	3,878	4,715	6,815
Write-off of unamortized debt issuance cost	—	—	—	—	130
Other expense (income), net	2,222	275	852	(1,388)	(1,682)

Income (loss) before provision (benefit) for income taxes	13,172	25,178	20,341	26,105	10,985
Provision (benefit) for income taxes	5,786	8,000	(3,927)	5,168	4,569
Share of net income (loss) from joint venture	831	—	—	—	—

Net income	$8,217	$17,178	$24,268	$20,937	$6,416

Basic income (loss) per share:
Net income (loss)	$0.46	$1.00	$1.43	$1.24	$0.39

Diluted income (loss) per share:
Net income (loss)	$0.45	$1.00	$1.42	$1.24	$0.39

Dividends declared	$0.28	$0.18	$0.00	$0.00	$0.00

Weighted average number of shares outstanding - Basic	17,887	17,176	17,009	16,817	16,455

Weighted average number of shares outstanding - Diluted	18,253	17,260	17,114	16,953	16,570

	As of December 31,
(In Thousands)	2014	2013	2012	2011	2010
Balance Sheet Data:
Current assets	$242,799	$125,674	$127,296	$124,025	$115,670
Current liabilities	137,598	69,384	58,758	73,041	83,587
Total assets	712,713	262,402	265,343	259,461	248,555
Long-term debt	328,026	26,000	63,715	71,629	67,643
Stockholders’ equity	173,699	152,760	128,560	99,676	78,107

The year ended December 31, 2014, was significantly impacted by certain costs related to the Autocam acquisition and to a lesser extent the three other acquisitions completed in 2014. The total impact of these costs was $14,831 (before tax) and $13,553 (after tax). In addition, related to the Autocam acquisition, we made the decision to discontinue use of certain trade names and incurred an $875 impairment charge. The balance sheet for the year ended December 31, 2014 includes the impact of four acquisitions closed during 2014. With these acquisitions we acquired current assets and total assets of $92,910 and $433,947, respectively, and assumed current liabilities and total liabilities of $52,935 and $124,398, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K. Historical operating results and percentage relationships among any amounts included in the Consolidated Financial Statements are not necessarily indicative of trends in operating results for any future period. Unless otherwise noted herein, all amounts are in thousands, except per share numbers.

Overview and Management Focus

Our strategy and management focus is based upon the following long-term objectives:

•	Sales growth through acquisitions

•	Sales growth in adjacent markets

•	Organic and acquisitive growth within all our segments

•	Global expansion of our manufacturing base to better address the global requirements of our customers

Management generally focuses on these trends and relevant market indicators:

•	Global industrial growth and economics

•	Global automotive production rates

•	Costs subject to the global inflationary environment, including, but not limited to:

•	Raw material

•	Wages and benefits, including health care costs

•	Regulatory compliance

•	Energy

•	Raw material availability

•	Trends related to the geographic migration of competitive manufacturing

•	Regulatory environment for United States public companies

•	Currency and exchange rate movements and trends

•	Interest rate levels and expectations

Management generally focuses on the following key indicators of operating performance:

•	Sales growth

•	Cost of products sold

•	Selling, general and administrative expense

•	Income from operations and adjusted income from operations

•	Net income and adjusted net income

•	Cash flow from operations and capital spending

•	Customer service reliability

•	External and internal quality indicators

•	Employee development

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

Business Combinations

We allocate the total purchase price of the acquired tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the business combination date, with the excess purchase price recorded as goodwill. The purchase price allocation process required us to use significant estimates and assumptions, including fair value estimates, as of the business combination date. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired company, in part based on valuation models that incorporate projections of expected future cash flows and operating plans and are inherently uncertain. Valuations are performed by management or third party valuation specialists under management’s supervision. In determining the fair value of assets acquired and liabilities assumed in business combinations, as appropriate, we may use one of the following recognized valuation methods: the income approach (including discounted cash flows from relief from royalty and excess earnings model), the market approach and/or the replacement cost approach.

Examples of significant estimates used to value certain intangible assets acquired include but are not limited to:

•	sales volume, pricing and future cash flows of the business overall

•	future expected cash flows from customer relationships, and other identifiable intangible assets, including future price levels, rates of increase in revenue and appropriate attrition rate

•	the acquired company’s brand and competitive position, royalty rate quantum, as well as assumptions about the period of time the acquired brand will continue to benefit to the combined company’s product portfolio

•	cost of capital, risk-adjusted discount rates and income tax rates

However, different assumptions regarding projected performance and other factors associated with the acquired assets may affect the amount recorded under each type of assets and liabilities, mainly between property plant and equipment, intangibles assets, goodwill and deferred income tax liabilities and subsequent assessment could result in future impairment charges. The purchase price allocation process also entails us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained surrounding facts and circumstances existing at acquisition date.

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

Goodwill is tested for impairment on an annual basis as of October 1 and between annual tests if a triggering event occurs. The impairment procedures are performed at the reporting unit level. In testing goodwill, we have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount including goodwill, the quantitative impairment test is required. Otherwise, no further testing is required. The decision to perform a qualitative assessment or perform a complete step 1 analysis is an annual decision made by management based on several factors including budget to actual performance, economic, market and industry considerations such as automotive production rates in the geographic markets we serve and cash flow from operations.

U.S. GAAP prescribes a quantitative two-step process of testing for goodwill impairments. The first step is to determine if the carrying value of the reporting unit with goodwill is less than the related fair value of the reporting unit. We determine the fair value of the reporting unit through use of discounted cash flow methods and market based multiples of earning and sales methods obtained from a grouping of comparable publicly trading companies. We believe this methodology of valuation is consistent with how market participants would value reporting units. The discount rate and market based multiples used are specifically developed for the units tested regarding the level of risk and end markets served. Even though we do use other observable inputs (Level 2 inputs under the U.S. GAAP hierarchy) the calculation of fair value for goodwill would be most consistent with Level 3 under the U.S. GAAP hierarchy.

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

Our indefinite lived intangible asset is accounted for similarly to goodwill. This asset is tested for impairment at least annually by comparing the fair value to the carrying value, using the relief from royalty rate method, and if the fair value is less than the carrying value, an impairment charge is recognized for the difference. The indefinite lived intangible asset was impaired during the year ended December 31, 2014, as management is in the process of phasing out the use of the trade name as a result of the Autocam acquisition.

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

The Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign subsidiaries to the extent the foreign earnings meet the indefinite reversal criteria. As of the year ended December 31, 2014, we consider the unremitted foreign earnings of our foreign subsidiaries to be reinvested indefinitely. We base this assertion on two factors. First, our intention to invest in foreign countries that are strategically important to our Metal Bearing Components Segment and our Autocam Precision Components Segment and our customers. With the acquisitions completed in 2014, we have significantly expanded our international base of operations adding subsidiaries in Mexico, Bosnia and Herzegovina, Brazil, Poland, France and China which will require more foreign investment. Second, we have sufficient access to funds in the U.S. through projected free cash flows and the availability of our credit facilities to fund currently anticipated domestic operational and investment needs. As such, we do not expect unrepatriated foreign earnings to become subject to U.S. taxation.

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

	As a Percentage of Net Sales Year ended December 31, 2014
	2014	2013	2012

Net sales	100.0%	100.0%	100.0%
Cost of product sold (exclusive of depreciation and amortization shown separately below)	78.8	79.1	79.7

Selling, general and administrative expenses	9.0	8.9	8.5

Acquisition related costs excluded from selling, general and administrative	1.9	—	—

Depreciation and amortization	4.5	4.5	4.8

(Gain) loss on disposal of assets	0.0	0.0	0.0

Restructuring and impairment charges	0.1	0.0	0.3

Income from operations	5.7	7.5	6.7

Interest expense	2.5	0.6	1.0

Other (income) expense, net	0.5	0.1	0.2

Income before provision for income taxes	2.7	6.7	5.5

Provision for income taxes	1.2	2.1	(1.1)

Share of net income (loss) from joint venture	0.2	—	—

Net income	1.7%	4.6%	6.6%

Sales Concentration

Sales to various U.S. and foreign divisions of SKF, one of the largest bearing manufacturers in the world, accounted for approximately 26% of consolidated net sales in 2014. During 2014, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 66% of our consolidated net sales. None of our other customers individually accounted for more than 10% of our consolidated net sales for 2014. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and have a corresponding negative impact on our operating profit margin due to the operational leverage these customers provide. This could lead to sales volumes not being high enough to cover our current cost structure or to provide adequate operating cash flows or cause us to incur additional restructuring and/or impairment costs. Due to a limit on the amount of excess bearing component production capacity in the markets we serve, we believe it would be difficult for any of our top ten customers to take a significant portion of our business away in the short term.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013.

The year ended December 31, 2014, was significantly impacted by certain costs related to the Autocam acquisition and to a lesser extent the three other acquisitions completed in 2014. The net after tax impact of these costs was $13,553. The following is a summary of these costs:

8,534	Reported in acquisition related costs excluded from selling, general and administrative are third party legal, accounting, valuation consulting and investment banking advisory fees.

1,384	Reported in cost of products sold, the fair value step-up in Autocam inventory sold in September.

1,398	Reported in interest expense, writing off debt issuance costs from our former credit facilities refinanced as part of the Autocam acquisition

1,576	Reported in interest expense, make whole interest costs for our former credit facilities refinanced as part of the Autocam acquisition

1,939	Integration costs related to the four acquisitions reported in cost of products sold, selling, general and administrative and other expense (income), net.

(2,580)	Tax benefits of above expenses that are tax deductible

1,302	Foreign tax credits expired unutilized due to mergers and acquisition costs noted above

13,553	Total

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

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2014	2013	Change
Net sales	488,601	$373,206	$115,395
Acquisitions				100,655
Foreign exchange effects				106
Volume				23,455
Price				(1,282)
Mix				(3,846)
Material inflation pass-through				(3,693)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	384,889	295,136	89,753
Acquisitions				81,890
Foreign exchange effects				85
Volume				16,315
Cost reduction projects and other cost changes				(8,901)
Acquisition integration costs and inventory step-up				2,063
Inflation				(1,699)

Selling, general and administrative	43,756	33,281	10,475
Foreign exchange effects				72
Acquisitions				6,036
Increase in spending				4,367

Acquisition related costs excluded from selling, general and administrative	9,248	—	9,248

Depreciation and amortization	22,146	16,957	5,189
Foreign exchange effects				50
Acquisitions				6,963
Net decrease in depreciation expense				(1,824)
Restructuring and impairment charges	875	—	875
(Gain)/Loss on disposal of assets	—	5	(5)

Income from operations	27,687	27,827	(140)
Interest expense	12,293	2,374	9,919
Other expense, net	2,222	275	1,947

Income before provision (benefit) for income taxes and share of net income from joint venture	13,172	25,178	(12,006)
Provision (benefit) for income taxes	5,786	8,000	(2,214)
Share of net income (loss) from joint venture	831	—	831

Net income	$8,217	$17,178	$(8,961)

Reconciliation of Net income to adjusted net income:

Net Income	8,217	17,178	(8,961)
Acquisition and integration costs in Cost of products sold	2,063	—	2,063
Acquisition related costs excluded from selling, general and administrative	9,248	—	9,248
Acquisition and integration costs in interest expense	2,974	—	2,974
Integration costs included in Other expense, net	319	—	319
Taxes benefits from acquisition related costs	(1,277)	—	(1,277)
Acquisition related costs in share of net income (loss) from joint venture	226	—	226
After-tax foreign exchange gain on inter-company loans	1,197	84	1,113
After tax restructuring and impairment charges	577	482	95

Adjusted Net Income	$23,544	$17,744	5,800

Reconciliation of income from operations to adjusted income from operations:

Income from operations	27,687	27,827	(140)
Acquisition and integration costs included in cost of products sold	2,063	—	2,063
Acquisition related costs excluded from selling, general and administrative	9,248	—	9,248
Restructuring and impairment charges	875	568	307

Adjusted Income from operations	$39,873	$28,395	$11,478

Net Sales. Net sales increased during 2014 compared to 2013 principally due to sales from the four companies acquired in 2014. Net sales reported for 2014 includes four month of Autocam, six months of RFK, five months of Chelsea, and 11 months of VS. Additionally, net sales increased due to greater demand for our products in the European, North American and Asian automotive markets. The growth with our customers over the prior year was generally consistent with the overall growth in automotive production in those geographic regions. Additionally, we have continued to benefit from improved market share with certain customers and adjacent market expansion.

The reduction in price and raw material pass-through (in 2014 compared to 2013) was driven mainly by lower levels of material inflation in our businesses which led to lower pass-through to our customers and due to contractual price decreases for certain long-term sales programs. The unfavorable sales impact related to mix was due to experiencing higher volumes of certain products that have lower prices than our average product assortment sold during the comparable period. The majority of the unfavorable mix occurred in the first six months of 2014.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). Cost of products sold was primarily impacted by the addition of production costs added with the four companies acquired in 2014 as discussed above. Additionally, we experienced increased production costs at those units with higher sales volumes, as discussed above. Partially offsetting the increase in cost of products sold were benefits from specific continuous improvement projects undertaken subsequent to 2013.

Selling, General and Administrative. The majority of the increase was due to the selling, general and administrative costs brought over from the four companies acquired in 2014. Additionally, spending has increased as we have invested in certain key functional positions and research and development costs related to the execution of our strategic plans for growth.

Acquisition related costs excluded from selling, general and administrative. Acquisition related costs are third party legal, accounting, valuation consulting and investment banking advisory fees incurred directly related to the Autocam acquisition and the three other acquisitions in 2014 to a lesser extent.

Depreciation and Amortization. The increase in depreciation and amortization was due to adding depreciation and amortization from the four acquisitions closed during 2014 including the related step-ups of certain property, plant and equipment to fair value and the addition of intangible assets related to the purchase price allocation.

Interest expense. Interest expense increased $3.0 million in 2014 compared to 2013 due to the acquisition related expenses from writing off debt issuance costs and make whole interest payments related to our former credit facilities as part of the Autocam acquisition. Additionally, interest on the $350 million in debt NN entered into to complete the Autocam acquisition amounted to an additional $6.7 million in interest including the amortization of debt issuance costs.

Provision for Income Taxes. The 2014 effective tax rate of 44% reflects the impact of two items related to the merger and acquisition activity in 2014 including (1) $1,971 for non-deductible third party merger and acquisition as these cost were directly facilitative to the acquisitions; and (2) $1,302 for the expiration of foreign tax credits that could not be utilized during 2014 because of the merger related acquisition costs. In addition, the rate reflects an offset to the items above for the impact of foreign earnings taxed at lower rates of $1,714.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2014	2013	Change

Net sales	$278,026	$259,459	$18,567
Foreign exchange effects				106
Acquisitions				5,092
Volume				18,459
Price				(1,559)
Mix				(2,238)

Material inflation pass-through				(1,293)

Income from operations	$31,872	$27,380	$4,492

Net sales increased during 2014 compared to 2013 principally due to increased sales volumes resulting from greater demand for our products in the European, North American and Asian automotive markets and from better overall market penetration with our customers. The reduction in price and raw material pass-through was driven mainly by lower levels of material inflation in our businesses which led to lower pass-through to our customers. The unfavorable sales impact related to mix was due to certain products sold during 2014 being lower priced than our average product assortment sold during 2013. Finally, the segment benefited from the additional sales RFK (for six months) and Chelsea (for five months), each of which was acquired in 2014.

Increased sales volumes in 2014 compared to 2013 added $5.3 million in incremental income from operations and the acquisition of RFK and Chelsea added $0.2 million in income from operations. Additionally, continuous improvement projects added $4.3 million to income from operations. Partially offsetting these increases were the unfavorable impacts of price/mix of $3.9 million and inflation of $1.5 million.

AUTOCAM PRECISION COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2014	2013	Change

Net sales	$177,224	$78,756	$98,468
Volume				6,697
Acquisitions				95,562
Price/Mix/Inflation				(3,791)

Income from operations	$15,732	$9,112	$6,620

The increased sales during 2014 compared to 2013 were due to sales added with the acquisitions of Autocam (four months of sales) and VS (eleven months of sales). Additionally, sales increased due to greater demand with certain customers in the North American automotive market generally in line with the overall growth in automotive production and greater demand with our HVAC customer.

The main driver of the increased segment income from operations was income from operations of the two acquired companies which added $3.6 million. The segment income from operations was further impacted by $2.5 million in incremental income from increased sales volumes and $2.3 million in income from continuous improvement projects and operational improvement. Partially offsetting these increases were the unfavorable impacts of price/mix of $1.6 million.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Year ended December 31,
	2014	2013	Change

Net sales	$33,351	$34,991	$(1,640)
Volume				(1,698)
Price/Mix/Inflation				58

Income from operations	$1,231	$592	$639

Sales decreased due to lower volume from certain sales programs ending. Segment income from operations was down $0.7 million due to the negative effects of lower sales volumes. Benefits from continuous improvement projects had a favorable $1.3 million impact on income from operations more than offsetting the unfavorable volume effects.

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

Non-recurring benefits/expense. Included in net income for the year ended December 31, 2012, were two items that we do not expect to recur and as such impact the overall analysis of the 2012 income statement in comparison to 2013 and future periods. First, the 2012 full year net income of $24.3 million was materially impacted by $7.3 million in favorable net tax benefits that are not expected to recur. The net tax benefits were a combination of a $9.8 million reversal of valuation allowances on the majority of U.S. deferred tax assets and other miscellaneous favorable tax adjustments of $0.5 million, partially offset by $3.1 million in taxes on a return of basis transaction (See Note 12 of the Notes to Consolidated Financial Statements). Additionally, in the year ended December 31, 2012, net income was negatively impacted by the $1.0 million impairment charge, net of tax, related to our former manufacturing facility in Kilkenny, Ireland. Excluding these two impacts, net income for 2012 would have been $17,968.

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

Provision for Income Taxes. The difference between the effective tax rate of 32% for 2013 versus (19%) for 2012 was primarily due to the reversal of valuation allowances on U.S. deferred tax assets of $12.7 million in 2012, offset by the gain we recorded on a return of basis from our foreign subsidiaries of $3,079.

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

Changes in Financial Condition from December 31, 2013 to December 31, 2014.

From December 31, 2013 to December 31, 2014, our total assets increased $450.3 million and our current assets increased $117.1 million. The vast majority of these increases were due to total assets and current assets acquired of $433.9 million and $92.9 million, respectively, and the related preliminary fair value step-ups for the four acquisitions completed in 2014. Foreign exchange translation impacted the balance sheet in comparing changes in account balances from December 31, 2013 to December 31, 2014 by decreasing total assets $19.4 million and current assets $8 million.

Beyond acquisition and foreign exchange effects, the accounts receivable balance at December 31, 2014, was higher due to increased sales volume experienced in 2014 compared with sales levels in 2013. The day’s sales outstanding at December 31, 2014 were up slightly from the day’s sales outstanding at December 31, 2013 due to higher sales volumes with certain customers that have extended credit terms. Our inventory balance increased $9.8 million due primarily for building inventory ahead of expected customer demand increases in the first quarter of 2015. Additionally, other non-current assets increased by $8.6 million due to debt issuance cost incurred related to our new credit facilities entered into concurrent with the Autocam acquisition, net of amortization.

From December 31, 2013 to December 31, 2014, our total liabilities increased $429.3 million. The majority of the increase was from the $313.7 million increase in long-term debt and current maturities of long-term debt primarily due to the four acquisitions in 2014 and $124.4 million of liabilities assume related to the four acquisitions completed in 2014.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $105.2 million at December 31, 2014 as compared to $56.3 million at December 31, 2013. The increase in working capital was due primarily to acquiring $40.0 million in net working capital in the four acquisition completed in 2014. The remainder of the increase was due primarily to the increase in accounts receivable and inventory discussed above.

Cash provided by operations was $30.7 million in 2014 compared with cash provided by operations of $31.7 million in 2013. The difference was better working capital management in 2014. Cash flow provided by operations was $31.7 million for 2013 compared with $37.4 million for 2012. The unfavorable variance in cash flow provided by operations was principally due to increasing net working capital during 2013 to meet the increased sales and production volume levels.

Cash used by investing activities was $281.6 million in 2014 compared with cash used by investing activities of $15.2 million in 2013. The difference was primarily due to the $257.7 million in cash paid to acquire Autocam, VS, Chelsea and RFK, net of cash received. Cash used by investing activities was $15.2 million in 2013 compared with cash used by investing activities of $14.8 million in 2012. The decrease was primarily due to $1.8 million in lower spending on acquisitions of property plant and equipment in 2013 as planned mostly offset by receipt of $1.9 million for the pay-off of a note receivable in 2012.

Cash provided by financing activities was $287 million in 2014, compared with cash used by financing activities of $32.3 million in 2013. The difference was primarily related to using debt to fund the acquisitions of Autocam, VS, Chelsea and RFK. Cash used by financing activities was $32.3 million for 2013 compared with cash used by financing activities of $9.6 million in 2012. The decrease was primarily due to the net repayment of short-term and long-term debt of $33 million in 2013 driven by reducing the cash balances by $16.0 million and from the $17.1 million in free cash flow as discussed above.

Liquidity and Capital Resources

Amounts outstanding under our $350.0 million term loan facility and our $100.0 million asset backed revolver as of December 31, 2014 were $340.0 million, net of discount, and $0.0 million respectively. As of December 31, 2014, we can borrow up to $61 million under our asset backed revolver subject to limitations based on our U.S. borrowing base calculation which is calculated based on our accounts receivable and inventory. The $61 million of availability is net of $2.1 million of outstanding letters of credit at December 31, 2014, which are considered as usage of the facility. We are investigating means to increase our borrowing base such as utilizing credit insurance on our foreign receivables. The only financial covenant on our new debt agreement is a springing fixed charge coverage covenant if our availability under the asset backed revolver is less than $8.0 million. During the year ended December 31, 2014, we were not subject to this covenant.

Our new $350.0 million term loan facility requires us to pay 5% per annum or $17,500 for the next seven years against the principal of the note. Additionally, using the December 31, 2014 balance the annual interest payments on the $345.0 million term loan would be $20.7 million. We believe that funds generated from operations of the combined NN and Autocam will provide sufficient cash flow to service these required debt payments.

Our arrangements with our domestic customers typically provide that payments are due within 30 to 60 days following the date of our shipment of goods, while arrangements with foreign customers of our domestic business (other than foreign customers that have entered into an inventory management program with us) generally provide that payments are due within 60 to 120 days following the date of shipment to allow for additional transit time and customs clearance. Under the Metal Bearing Components Segment’s inventory management program with certain customers, payments typically are due within 30 days after the customer uses the product. Our arrangements with European customers regarding due dates vary from 30 to 90 days following date of sale for European based customers and 60 to 120 days from customers outside of Europe to allow for additional transit time and customs clearance. Our sales and receivables can be influenced by seasonality due to our relative percentage of European business coupled with many foreign customers slowing production during the month of August. For information concerning our quarterly results of operations for the years ended December 31, 2014 and 2013, see Note 15 of the Notes to Consolidated Financial Statements.

We invoice and receive payment from many of our customers in Euros as well as other currencies. Additionally, we are party to various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. Dollar. As a result of these sales, loans, payables and receivables, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of December 31, 2014, no currency hedges were in place. In addition, a strengthening of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

During 2015, we expect to spend approximately $45 to $55 million on capital expenditures, the majority of which relate to new or expanded business. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our capital expenditures and working capital needs through December 2015. We base this assertion on our current availability for borrowing of up to $60 million and our forecasted positive cash flow from operations for the year ending December 31, 2015.

The table below sets forth our contractual obligations and commercial commitments as of December 31, 2014 (in thousands):

Certain Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt including current portion	$350,186	$22,160	$35,170	$30,897	$261,959
Expected interest payments	115,533	20,646	37,818	33,844	23,225
Operating leases	23,475	5,434	8,542	4,045	5,454
Capital leases	24,279	6,236	9,166	4,374	4,503

Total contractual cash obligations	$513,473	$54,476	$90,696	$73,160	$295,141

There are $7.0 million of long-term post-employment benefits, the payment of which depends on various factors including at which point employees leave the Company. Based on the best available information, we believe the vast majority of these payments will be made after 5 years.

We have approximately $4.8 million in unrecognized tax benefits and related penalties and interest accrued within the liabilities section of our balance sheet. We are unsure when or if at all these amounts might be paid to U.S. and/or foreign taxing authorities. Accordingly, these amounts have been excluded from the table above. (See Note 13 of the Notes to Consolidated Financial Statements).

Functional Currencies

We currently have operations in Slovakia, Italy, The Netherlands, and France, all of which are Euro participating countries. Each of our European facilities sell product to customers in many of the Euro participating countries. The Euro has been adopted as the functional currency at all NN locations in Europe. The functional currency of both NN Asia and Autocam Asia are the Chinese Yuan and Autocam, Poland is the Zloty.

Seasonality and Fluctuation in Quarterly Results

Our net sales historically have been seasonal in nature, due to a significant portion of our sales being to European customers that significantly slow production during the month of August. For information concerning our quarterly results of operations for the years ended December 31, 2014 and 2013. (See Note 15 of the Notes to Consolidated Financial Statements).

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

We are exposed to changes in financial market conditions in the normal course of our business due to our outstanding debt balances as well as from transacting in various foreign currencies. To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At December 31, 2014, we had $340 million outstanding under the variable rate credit facilities. At December 31, 2014, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $3.4 million. Our policy is to manage interest expense using a mix of fixed and variable rate debt. As such, we entered into a $150 million interest rate swap effective December 16, 2014 that goes into effect on December 29, 2015 and will fix our interest rate at 7.216%. The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our Metal Bearing Component Segment invoices and receives payment in currencies other than the U.S. Dollar including the Euro. Additionally, we participate in various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. Dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in Euros in the past and have, from time to time, used foreign currency hedges to hedge currency exposures when these exposures meet certain discretionary levels. We did not use any currency hedges in 2014, nor did we hold a position in any foreign currency hedging instruments as of December 31, 2014.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NN, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income (loss), of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of NN, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Autocam Corporation (“Autocam”), RFK Valjcici d. d. Konjic (“RFK”), and V-S Industries, V-S Precision, LLC and V-S Precision SA de DV (collectively referred to as “VS”) from its assessment of internal control over financial reporting as of December 31, 2014 as they were acquired by the Company in purchase business combinations during 2014. We have also excluded Autocam, RFK, and VS from our audit of internal control over financial reporting. The acquisitions are wholly-owned subsidiaries (except RFK which is 99.7% owned) whose total assets and total revenues represent 35% and 21%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. Autocam Corporation was the most significant of the acquisitions, representing 31% and 17% of consolidated total assets and total revenues, respectively.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 16, 2015

NN, Inc.

Consolidated Balance Sheets

December 31, 2014 and 2013

(In thousands, except per share data)

	2014	2013
Assets
Current assets:
Cash	$37,317	$3,039
Accounts receivable, net	97,510	58,929
Inventories	91,469	54,530
Income tax receivable	1,149	816
Current deferred tax assets	5,849	2,119
Other current assets	9,505	6,241

Total current assets	242,799	125,674

Property, plant and equipment, net	278,442	121,089
Goodwill, net	83,941	8,624
Intangible assets, net	52,827	900
Non-current deferred tax assets	2,265	2,713
Investment in joint venture	34,703	—
Other non-current assets	17,736	3,402

Total assets	$712,713	$262,402

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,094	$40,687
Accrued salaries, wages and benefits	21,148	11,761
Income taxes payable	3,274	1,340
Current maturities of long-term debt	22,160	10,477
Current portion of obligation under capital lease	5,418	493
Other current liabilities	14,504	4,626

Total current liabilities	137,598	69,384

Non-current deferred tax liabilities	49,461	3,844
Long-term debt, net of current portion	328,026	26,000
Accrued post-employment benefits	6,972	6,920
Obligation under capital lease, net of current portion	14,539	3,494
Other	2,418	—

Total liabilities	539,014	109,642

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Common stock - $0.01 par value, authorized 45,000 shares, issued and outstanding 18,983 in 2014 and 17,630 in 2013	190	176
Additional paid-in capital	99,095	63,126
Retained earnings	69,015	65,929
Accumulated other comprehensive income	5,367	23,529
Non-controlling interest	32	—

Total stockholders’ equity	173,699	152,760

Total liabilities and stockholders’ equity	$712,713	$262,402

See accompanying notes to consolidated financial statements

NN, Inc.

Consolidated Statements of Income and Comprehensive Income (Loss)

Years ended December 31, 2014, 2013 and 2012

(In thousands, except per share data)

	2014	2013	2012

Net sales	$488,601	$373,206	$370,084
Cost of products sold (exclusive of depreciation and amortization shown separately below)	384,889	295,136	294,859
Selling, general and administrative	43,756	33,281	31,561
Acquisition related costs excluded from selling, general and administrative	9,248	—	—
Depreciation and amortization	22,146	16,957	17,643
(Gain) loss on disposal of assets	—	5	(17)
Restructuring and impairment charges	875	—	967

Income from operations	27,687	27,827	25,071

Interest expense	12,293	2,374	3,878
Other expense, net	2,222	275	852

Income before provision (benefit) for income taxes and share of net income from joint venture	13,172	25,178	20,341
Provision (benefit) for income taxes	5,786	8,000	(3,927)
Share of net income (loss) from joint venture, net of tax	831	—	—

Net income	$8,217	$17,178	$24,268

Other comprehensive income (loss):

Change in fair value of interest rate hedge	(431)	—	—
Foreign currency translation gain (loss)	(17,731)	3,899	2,806

Comprehensive income (loss)	$(9,945)	$21,077	$27,074

Basic income per share:
Net income	$0.46	$1.00	$1.43

Weighted average shares outstanding	17,887	17,176	17,009

Diluted income per share:
Net income	$0.45	$1.00	$1.42

Weighted average shares outstanding	18,253	17,260	17,114

Cash dividends per common share	$0.28	$0.18	$0.00

See accompanying notes to consolidated financial statements

NN, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2014, 2013 and 2012

(In thousands)

	Common Stock		Additional paid in capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total
	Number of Shares	Par Value

Balance, December 31, 2011	16,949	$169	$55,071	$27,612	$16,824	—	$99,676
Net income	—	—	—	24,268	—	—	24,268
Stock option expense	—	—	1,093	—	—	—	1,093
Shares issued for option exercises	17	—	22	—	—	—	22
Restricted stock compensation expense	78	1	694	—	—	—	695
Foreign currency translation loss	—	—	—	—	2,806	—	2,806

Balance, December 31, 2012	17,044	$170	$56,880	$51,880	$19,630	—	$128,560
Net income	—	—	—	17,178	—	—	17,178
Dividends declared	—	—	—	(3,129)	—	—	(3,129)
Stock option expense	—	—	1,437	—	—	—	1,437
Shares issued for option exercises	496	4	4,009	—	—	—	4,013
Restricted stock compensation expense	90	2	800	—	—	—	802
Foreign currency translation gain	—	—	—	—	3,899	—	3,899

Balance, December 31, 2013	17,630	$176	$63,126	$65,929	$23,529	—	$152,760
Net income	—	—	—	8,217	—	—	8,217
Dividends declared	—	—	—	(5,131)	—	—	(5,131)
Stock option expense	—	—	1,274	—	—	—	1,274
Shares issued for option exercises	152	2	1,669	—	—	—	1,671
Shares issued for acquisition	1,087	11	31,706	—	—	—	31,717
Restricted stock compensation expense	114	1	1,320	—	—	—	1,321
Non-controlling interest	—	—	—	—	—	32	32
Foreign currency translation loss	—	—	—	—	(17,731)	—	(17,731)
Change in fair value of interest rate hedge	—	—	—	—	(431)	—	(431)

Balance, December 31, 2014	18,983	190	$99,095	$69,015	$5,367	32	173,699

See accompanying notes to consolidated financial statements

NN, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Cash flows from operating activities:

Net income	$8,217	$17,178	$24,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,146	16,957	17,643
Amortization of debt issuance costs	844	547	824
Debt Issuance costs write-off	1,398	—	—
Joint venture net income in excess of cash received	(831)	—	—
(Gain) loss on disposals of property, plant and equipment	—	5	(17)
Allowance for doubtful accounts	208	177	98
Compensation expense from issuance of restricted stock and incentive stock options	2,595	2,239	1,788
Deferred income tax expense (benefit)	(1,333)	3,331	(7,067)
Capitalized interest and non-cash interest	—	—	(173)
Non-cash restructuring and impairment charges	875	—	967
Changes in operating assets and liabilities:
Accounts receivable	(3,283)	(6,284)	15,330
Inventories	(9,836)	(7,232)	238
Other current assets	(1,624)	1,577	(1,568)
Other non-current assets	(4,828)	(802)	(21)
Accounts payable	9,497	2,577	(11,630)
Other liabilities	6,663	1,481	(3,322)

Net cash provided by operating activities	30,708	31,751	37,358

Cash flows from investing activities:
Acquisition of property, plant and equipment	(27,602)	(15,250)	(17,089)
Proceeds from disposals of property, plant and equipment	1,374	—	366
Cash paid to acquire businesses, net of cash received	(257,664)	—	—
Dividend received from joint venture	2,284	—	—
Proceeds received from long-term note receivable	—	—	1,945

Net cash used by investing activities	(281,608)	(15,250)	(14,778)

Cash flows from financing activities:
Debt issue costs paid	(9,380)	—	(862)
Dividends Paid	(5,131)	(3,129)	—
Proceeds from long-term debt, net	344,750	—	—
Repayment of long-term debt, net	(40,880)	(33,715)	(7,914)
Proceeds (repayment) of short-term debt, net	359	676	(701)
Proceeds from issuance of stock and exercise of stock options	1,671	4,013	22
Payment for acquisition of non-controlling interest	(2,528)	—	—
Principal payments on capital lease	(1,888)	(136)	(119)

Net cash provided by (used by) financing activities	286,973	(32,291)	(9,574)

Effect of exchange rate changes on cash flows	(1,795)	(161)	1,448

Net change in cash and cash equivalents	34,278	(15,951)	14,454
Cash and cash equivalents at beginning of year	3,039	18,990	4,536

Cash and cash equivalents at end of year	37,317	$3,039	$18,990

Supplemental schedule of non-cash investing and financing activities:
Compensation expense for stock awards, ($1,321 in 2014 $802 in 2013 and $695 in 2012) and stock option expense ($1,274 in 2014, $1,437 in 2013 and $1,093 in 2012) included in stockholders’ equity	$2,595	$2,239	$1,788

Shares issued in acquisition of Autocam	$31,717	—	—

Cash paid for interest and income taxes
Interest	$8,307	$1,777	$3,130
Income taxes	$5,747	$3,986	$5,882

See accompanying notes to consolidated financial statements

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

1)	Summary of Significant Accounting Policies and Practices

a)	Description of Business

NN, Inc. (“NN”, “the Company”, “we”, “our” or “us”) is a manufacturer of precision balls, cylindrical and tapered rollers, bearing retainers, plastic injection molded products, precision bearing seals and precision metal components. Our balls, rollers, retainers, and bearing seals are used primarily in the domestic and international anti-friction bearing industry. Our plastic injection molded products are used in the bearing components, automotive components, electronic instrument cases and other molded components used in a variety of applications. The precision metal components products are close-tolerance, specialty metal alloy components for mechanical and electromechanical systems using turning, grinding and milling processes. We manufacture components for use on fuel delivery, electromechanical motor, steering and braking systems for the transportation industry, the HVAC industry, fluid power and diesel engine industries.

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

December 31, 2014, 2013 and 2012

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

Our consolidated financial statements include the accounts of NN, Inc. and its subsidiaries. All of our subsidiaries are 100% owned (except for RFK which we own 99.7%) and all are included in the consolidated financial statements for the years end December 31, 2014, 2013, and 2012. All significant inter-company profits, transactions, and balances have been eliminated in consolidation. With the acquisition of Autocam Corporation (see Note 2) we acquired a 49% interest in a Chinese joint venture. This joint venture is not consolidated within the financial statements of NN, Inc. and is accounted for under the equity method (see Note 16).

k)	Foreign Currency Translation

Assets and liabilities of our foreign subsidiaries are translated at current exchange rates, while revenue, costs and expenses are translated at average rates prevailing during each reporting period. Translation adjustments arising from the translation of foreign subsidiary financial statements are reported as a component of other comprehensive income and accumulated other comprehensive income within stockholders’ equity. In addition, transactions denominated in foreign currencies, including intercompany transactions, are initially recorded at

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

the current exchange rate at the date of the transaction. The balances are adjusted to the current exchange rate as of each balance sheet date and as of the date when the transaction is consummated. Transaction gains or losses, excluding intercompany loan transactions, are expensed in either cost of products sold or selling, general and administrative lines in the Consolidated Statements of Income and Comprehensive Income (Loss) as incurred and were immaterial to the years ended December 31, 2014, 2013 and 2012. Transaction gains or losses on intercompany loan transactions are recognized in the other income, net line in the Consolidated Statements of Income and Comprehensive Income (Loss) as incurred.

l)	Goodwill and Other Indefinite Lived Intangible Assets

We recognize the excess of the purchase price of an acquired entity over the fair value of the net identifiable assets as goodwill. Goodwill is tested for impairment on an annual basis as of October 1 and between annual tests if a triggering event occurs. The impairment procedures are performed at the reporting unit level for the reporting units that have goodwill. In September 2011, the FASB issued a revised accounting standard, intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. For the years ended, December 31, 2014 and 2013, we determined it was more appropriate to perform a full step 1 goodwill test. The decision to perform a qualitative assessment or a complete step 1 analysis is an annual decision made by management. Based on the results of the step 1 analysis fair value of the reporting units exceeded the carrying value of the reporting units at December 31, 2014 and 2013.

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

We base our fair value estimates, in large part, on management business plans and projected financial information which are subject to a high degree of management judgment and complexity. Actual results may differ from projections and the differences may be material.

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

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

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

In May 2014, the FASB and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact this new guidance is expected to have on our financial position or results of operations and related disclosures.

q)	Business Combinations

We allocate the total purchase price of the acquired tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the business combination date, with the excess purchase price recorded as goodwill. The purchase price allocation process required us to use significant estimates and assumptions, including fair value estimates, as of the business combination date. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired company, in part based on valuation models that incorporate projections of expected future cash flows and operating plans and are inherently uncertain. Valuations are performed by management or third party valuation specialists under management’s supervision. In determining the fair value of assets acquired and liabilities assumed in business combinations, as appropriate, we may use one of the following recognized valuation methods: the income approach (including discounted cash flows from relief from royalty and excess earnings model), the market approach and/or the replacement cost approach.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

Examples of significant estimates used to value certain intangible assets acquired include but are not limited to:

•	sales volume, pricing and future cash flows of the business overall

•	future expected cash flows from customer relationships, and other identifiable intangible assets, including future price levels, rates of increase in revenue and appropriate attrition rate

•	the acquired company’s brand and competitive position, royalty rate quantum, as well as assumptions about the period of time the acquired brand will continue to benefit to the combined company’s product portfolio

•	cost of capital, risk-adjusted discount rates and income tax rates

However, different assumptions regarding projected performance and other factors associated with the acquired assets may affect the amount recorded under each type of assets and liabilities, mainly between property plant and equipment, intangibles assets, goodwill and deferred income tax liabilities and subsequent assessment could result in future impairment charges. The purchase price allocation process also entails us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained surrounding facts and circumstances existing at acquisition date.

2)	Acquisitions

Autocam

On August 29, 2014, we completed our merger with Autocam Corporation (“Autocam”), for $256,837 in cash and $31,717 in NN stock. Additionally, we assumed $29,848 in Autocam debt and capital lease obligations. Autocam is a global leader in the engineering, manufacture and assembly of highly complex, system critical components for fuel systems, engines and transmission, power steering and electric motors. With the completion of the transaction, NN becomes one of the top global manufacturers in the precision metal components space. Additionally, this acquisition will leverage NN’s and Autocam’s complementary core strengths and values and will position our Precision Metal Components business segment to outgrow its end markets by taking advantage of global market trends in fuel efficient technologies such as gasoline direct injection systems, high-pressure diesel injection systems and variable valve timing.

The funding of the cash portion of the purchase price and acquisition costs was provided primarily from borrowings, including a $350,000 term loan entered into concurrent with the acquisition. (See Note 7 of the Notes to Consolidated Financial Statements).

During the fourth quarter of 2014, we finalized our valuation related to the assets acquired and liabilities assumed of Autocam. The facts and circumstances existed at the date of acquisition (August 29, 2014) and, if known would have affected the measurement of the amounts recognized at the date. As a result, we adjusted the preliminary allocation of the purchase price initially recorded at the Autocam acquisition date to reflect these measurement period adjustments.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

The following table summarizes the purchase price allocation for the Autocam merger:

Fair value of assets acquired and liabilities assumed on August 29, 2014	September 30, 2014	2014 adjustments to fair value	December 31, 2014
Current assets	$88,529	$(1,182)	$87,347
Property, plant, and equipment	146,120	7,065	153,185
Intangible assets subject to amortization	51,098	562	51,660
Investment in joint venture	35,595	—	35,595
Other non-current assets	2,170	3,898	6,068
Goodwill	77,548	(3,556)	73,992

Total assets acquired	$401,060	$6,787	407,847

Current liabilities	$34,320	$6,963	$41,283
Current maturities of long-term debt	6,547	—	6,547
Non-current deferred tax liabilities	46,998	(486)	46,512
Obligations under capital lease	18,350	—	18,350
Long-term debt, net of current portion	4,263	—	4,263
Other non-current liabilities	2,028	310	2,338

Total liabilities assumed	$112,506	$6,787	$119,293

Net asset acquired	$288,554	$—	$288,554

A combination of income, market, and cost approaches were used for the valuation where appropriate, depending on the asset or liability being valued. Valuation inputs in these models and analyses gave consideration to market participant assumptions. Acquired intangible assets are primarily customer relationships and trade names. We have finished our analysis of the Autocam opening balance sheet and consider the purchase price allocation final.

In connection with the acquisition of Autocam, we recorded goodwill, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to Autocam as a going concern and the fair value of expected cost synergies and revenues growth from combining the NN and Autocam businesses. The going concern element represents the ability to earn a higher return on the combined assembled collection of assets and businesses of Autocam than if those assets and businesses were to be acquired and managed separately. Other relevant elements of goodwill are the benefits of access to certain markets and the assembled work force. None of the goodwill is expected to be deducted for tax purposes.

Property, plant and equipment acquired primarily included machinery and equipment for use in manufacturing operations. Additionally, a number of manufacturing sites and related facilities include leasehold improvements were acquired. Property, plant and equipment has been valued using the cost approach supported where available by observable market data which includes consideration of obsolescence. Intangible assets have been valued using the relief from royalty and multi-period excess earnings methods, both forms of the income approach supported by observable market data.

Related to the acquisition of Autocam, during 2014 we recognized $6,912 in transaction costs. During 2014, we expensed $2,974 of deferred financing costs and make whole interest payments related to the acquisition. Transaction costs were expensed as incurred and are included in the “Acquisition related costs excluded from selling, general and administrative expenses” line item and deferred financing costs are included in the interest expense line items in the Consolidated Statements of Income and Comprehensive Income (Loss). As required by purchase accounting, the acquired inventories were recorded at their estimated fair value. These inventories were sold in the third quarter 2014 resulting in a one-time $1,158 increase in cost of sales. Beginning September 1, 2014, the consolidated results of operations of NN include the results of the acquired Autocam businesses. Since the date of the acquisition, sales revenue of $80,821 and net income of $3,686 (including the $1,158 for the one-time increase in cost of goods sold) has been included in NN’s financial statements.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

The unaudited pro forma financial results for the years ended December 31, 2014 and 2013 combine the consolidated results of NN and Autocam giving effect to the acquisition of Autocam as if it had been completed on January 1, 2013, the beginning of the comparable prior annual reporting period presented. The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2013.

The unaudited pro forma financial results include certain adjustments for additional depreciation and amortization expense based upon the fair value step-up and estimated useful lives of Autocam depreciable fixed assets and definite-life amortizable assets acquired in the transaction. The provision for income taxes has also been adjusted for all periods, based upon the foregoing adjustments to historical results.

	Year ended December 31,
	2014	2013
Pro forma sales	$659,652	$606,690
Pro forma net income	$19,573	$3,307

The pro forma net income for the year ended December 31, 2013 includes certain items, such as financing, integration, and transaction costs historically recorded by NN and Autocam directly attributable to the acquisition, which will not have an ongoing impact. These items include transaction, integration, and financing related costs incurred by NN and Autocam of $9,433 and $3,846, net of tax, respectively during 2014 and reported in the year ended December 31, 2013 pro forma net income above.

Other Acquisitions

We made three other acquisitions during 2014 that aggregated to $20,995 in net assets acquired. Related to the acquisitions, we incurred transactions costs of $1,242 from third parties during 2014, which were expensed as incurred in acquisition related costs excluded from selling, general and administrative within the Consolidated Statements of Income and Comprehensive Income (Loss).

We have finalized the purchase price allocation for these three acquisitions during our year end closing process.

The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition with any adjustments to fair value since September 30, 2014.

Assets acquired and liabilities assumed	September 30, 2014	2014 adjustments to fair value	December 31, 2014
Current assets	$5,688	$(123)	$5,565
Property, plant, and equipment	15,367	(31)	15,336
Intangible assets subject to amortization	2,705	—	2,705
Goodwill	2,038	456	2,494

Total assets acquired	$25,798	$302	$26,100

Current liabilities	$4,803	$302	$5,105

Total liabilities assumed	$4,803	$302	$5,105

Net asset acquired	$20,995	$—	$20,995

The intangible assets subject to amortization are for customer contracts and trade names totaling $2,705 and have weighted average useful lives of approximately 11 years. Goodwill of $2,494 arising from the acquisitions is attributable primarily to the assembled workforce of RFK and strategic market opportunities that are expected to arise from the acquisition of RFK and Chelsea.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

In the following paragraphs we provide a brief description of the businesses acquired, reasons for the acquisition and relevant financial information about each business.

Chelsea Grinding (Chelsea)

On July 15, 2014, we purchased Chelsea Grinding for $3,100 in cash. Chelsea is a hydraulic component manufacturer. We acquired Chelsea to achieve access to the adjacent hydraulic component market. Chelsea, which has been completely integrated into our Erwin Plant of the Metal Bearing Components Segment, has contributed revenues of approximately $1,100 from the date of acquisition to December 31, 2014.

RFK Valjcici d. d. Konjic (“RFK”)

On June 20, 2014, we acquired 79.2% of the outstanding shares of RFK Valjcici d. d. Konjic (“RFK”) for $9,756 in cash. RFK is a manufacturer of tapered rollers with operations in Konjic, Bosnia & Herzegovina. Its products, while complementary to NN’s existing roller bearing components, will broaden our product offering and allow penetration into adjacent markets. NN acquired up to 99.7% of the outstanding shares of RFK during the third quarter of 2014 for an additional $2,527 in cash. RFK has contributed revenues and net income of approximately $5,100 and $165, respectively, from the date of acquisition to December 31, 2014. RFK currently exports all of its products, predominately to customers serving the European truck, industrial vehicle and railway markets. NN will continue operations at the existing facilities in Bosnia & Herzegovina and will roll up the operations under our Metal Bearing Components Segment. In addition, we have reported non-controlling interest of $32 for RFK representing the fair value of the 0.30% of the shares outstanding we do not own as of December 31, 2014.

VS Asset Purchase

On January 30, 2014, we purchased the majority of the operating assets of V-S Industries, V-S Precision, LLC and V-S Precision SA de DV (collectively referred to as “VS”) from the secured creditors of V-S Industries for $5,580 in cash and assumed certain liabilities totaling $2,968. This was accounted for as business combination. VS has contributed revenues and net loss of approximately $14,742 and $(1,011), including integration costs of $503 net of tax, respectively, from the date of acquisition to December 31, 2014.

VS is a precision metal components manufacturer that supplies customers in a variety of industries including electric motors, HVAC, power tools, automotive and medical. The acquisition of VS will provide us with a complementary, and broader product offering and will allow penetration into adjacent markets. VS has two locations in Wheeling, Illinois and Juarez, Mexico and will roll up under the Precision Metal Components Segment.

The cash paid to acquire all four businesses totaled $277,832 ($256,837 for Autocam and $20,995 for the others) less cash acquired of $17,640 for a net amount of $260,192. A portion of this amount ($2,528) was reported in cash flows from financing activities as that amount related to acquiring a non-controlling interest in RFK.

3)	Impairment Charges

Impairments of Goodwill and Other Long-Lived Tangible and Intangible Assets

For the year ended December 31, 2014, an indefinite lived intangible asset within the Autocam Precision Components Segment was impaired as management is in the process of phasing out the use of the trade name as a result of the Autocam acquisition. As such, an impairment charge of $875 was included in the restructuring and impairment charges line of the Consolidated Statements of Income and Comprehensive Income (Loss).

For the year ended December 31, 2012, we recorded $967 of non-cash charges related to the further impairment of our former production facility in Kilkenny, Ireland. Based on updated market based information related to commercial property valuation in Ireland, management determined the market value of the building was less than book value and the book value was adjusted accordingly. This impairment charge was reported in the Restructuring and impairment charges line in the Consolidated Statements of Income and Comprehensive Income (Loss).

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

4)	Accounts Receivable and Sales Concentrations

	December 31,
	2014	2013
Trade	$98,030	$59,374
Less - allowance for doubtful accounts	520	445

Accounts receivable, net	$97,510	$58,929

Activity in the allowance for doubtful accounts is as follows:

Description	Balance at Beginning of Year	Additions	Write- offs	Currency Impacts	Balance at End of Year

December 31, 2014
Allowance for doubtful accounts	$445	$208	$(123)	$(10)	$520

December 31, 2013
Allowance for doubtful accounts	$311	$177	$(47)	$4	$445

December 31, 2012
Allowance for doubtful accounts	$438	$98	$(224)	$(1)	$311

For the years ended December 31, 2014, 2013 and 2012, sales to SKF amounted to $127,946, $132,654, and $124,349 respectively, or 26%, 36%, and 34% of consolidated revenues, respectively. None of our other customers accounted for more than 10% of our net sales in 2014, 2013 or 2012. SKF and NTN/SNR were the only customers with accounts receivable concentration in excess of 10% in 2014 and 2013. The outstanding balance as of December 31, 2014 and 2013 for SKF was $17,510 and $17,005, respectively. The outstanding balance as of December 31, 2013 for NTN/SNR was $6,893. All revenues and receivables related to SKF are in the Metal Bearing Components and Plastic and Rubber Components Segments. All revenues and receivables related to SNR are in the Metal Bearing Components Segment.

5)	Inventories

	December 31,
	2014	2013
Raw materials	$35,191	$15,448
Work in process	21,883	9,672
Finished goods	34,395	29,410

Inventories	$91,469	$54,530

Inventory on consignment at customers’ sites at December 31, 2014 and 2013 was approximately $5,857 and $4,735, respectively.

The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations. Any costs from abnormal excess capacity or under-utilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

6)	Property, Plant and Equipment

		December 31,
	Estimated Useful Life	2014	2013
Land owned		$7,548	$6,139
Land under capital lease		2,097	1,437
Buildings and improvements owned	15-40 years	52,641	45,964
Buildings under capital lease	20 years	6,225	3,172
Machinery and equipment	3-12 years	408,299	261,842
Construction in process		21,027	20,745

		497,837	339,299
Less - accumulated depreciation		219,395	218,210

Property, plant and equipment, net		$278,442	$121,089

During the year ended December 31, 2014 we acquired $168,521 in property, plant and equipment with the four acquisitions completed during 2014. (See Note 2 of the Notes to Consolidated Financial Statements).

For the years ended December 31, 2014, 2013, and 2012, depreciation expense was $ 20,817, $16,957 and $17, 643, respectively.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

7)	Debt

Long-term debt and short-term debt at December 31, 2014 and December 31, 2013 consisted of the following:

	December 31, 2014	December 31, 2013

Borrowings under our $350,000 Term Loan B bearing interest the greater of 1% or 3 month LIBOR (0.2318% at September 30, 2014) plus an applicable margin of 5.00% at September 30, 2014, expiring August 29, 2021, net of discount of $4,995.	$340,005	$—

Borrowings under our $100,000 ABL Revolver bearing interest at a floating rate equal to LIBOR (0.1565% at September 30, 2014) plus an applicable margin of 1.75% at September 30, 2014, expiring August 29, 2019.	—	—

Borrowings under our $100,000 revolving credit facility bearing interest at a floating rate equal to LIBOR (0.1565% at September 30, 2014) plus an applicable margin of 1.25% at September 30, 2014, expiring October 26, 2017.	—	10,763

Borrowings under our $40,000 aggregate principal amount of fixed rate notes bore interest at a fixed rate of 4.89% and matured on April 26, 2014. Annual principal payments of $5,714 began on April 26, 2008 and extend through the date of maturity.	—	5,714

Borrowings under our $20,000 aggregate principal amount of fixed rate notes bearing interest at a fixed rate of 4.64% maturing on December 20, 2018. Annual principal payments of $4,000 will begin on December 22, 2014 and extend through the date of maturity.	—	20,000

French Safeguard Obligations (Autocam)	2,560	—

Brazilian lines of credit and equipment notes (Autocam)	5,304	—

Chinese line of credit (Autocam)	2,317	—

Total debt	350,186	36,477

Less current maturities of long-term debt	22,160	10,477

Long-term debt, excluding current maturities of long-term debt	$328,026	$26,000

On August 29, 2014, concurrent with the Autocam acquisition, we entered into two new credit facilities consisting of a $350 million term loan facility and a $100 million asset backed revolver (“ABL”). Under the term loan, we received funds of $344,750 net of a discount of $5,250 which is being amortized into interest expense over the life of the term loan. These new facilities were utilized to fund the Autocam acquisition and to provide for short-term cash flow needs. Additionally, these new facilities replaced the $100 million revolving credit facility and the $20 million fixed rate agreement both of which were paid off with proceeds from the term loan. $1,368 in net capitalized loan origination costs related to the $100 million facility was written off as of August 29, 2014. $30 in net capitalized loan origination costs related to the $20 million fixed rate agreements was also written off as of August 29, 2014.

The $350,000 term loan revolving credit facility may be expanded upon our request with approval of the lenders by up to $50,000 under the same terms and conditions. The term loan has a seven year maturity with a 5% per annum

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

repayment. The term loan agreement is a covenant lite agreement with no financial covenants. The loan agreement does contain customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility. As of December 31, 2014, $7,945 of net capitalized loan origination costs related to the term loan credit facility were recorded on the consolidated balance sheet within other non-current assets.

The $100,000 ABL may be expanded upon our request with approval of the lenders by up to $50,000 under the same terms and conditions. The ABL has a five year maturity and has one springing financial covenant in the event our availability on the ABL is less than $8,000. The ABL contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. The facility has a swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. We incurred costs as a result of issuing the ABL which have been recorded on the consolidated balance sheet within other non-current assets and are being amortized over the term of the notes. The unamortized balance at December 31, 2014 was $968.

We believe the book values of the above credit facilities approximate their fair values given the interest rates are variable and we entered into these facilities very close to the year ended December 31 2014, at the then market rates for a company with our credit profile.

As part of the merger with Autocam, NN assumed certain foreign credit facilities. These facilities relate to local borrowings in France, Brazil and China. These facilities are with financial institutions in the countries in which foreign plants operate and are meant to fund working capital and equipment purchases in those countries. Below is a description of the credit facilities.

In 2008, Autocam filed “Procedure de Sauvegarde” (“Safeguard”) on behalf of each of their French subsidiaries, Autocam France, SARL and Bouverat Industries, SAS (“Bouverat”). They reached agreement with their creditors with claims subject to Safeguard protection in 2009. Provisions of the agreements allowed, at each creditor’s option, for the payment of a portion of the obligation in January 2010, or the entire obligation over a ten-year period. The liabilities carry a zero percent interest rate and are being paid annually until 2019. Amounts due as of December 31, 2014, to those creditors opting to be paid over a ten-year period totaled $2,560 and are included in Current Maturities of Long-Term debt ($330) and long-term debt excluding current maturities of long-term debt ($2,230).

The Brazilian lines of credit include facilities with certain Brazilian banks used to fund working capital needs, while the equipment notes represent borrowings from certain Brazilian banks to fund equipment purchases for Autocam’s Brazilian plants. The lines of credit have interest rates of 10.5% to 21.8%.

The Chinese line of credit is a working capital line of credit with a Chinese bank bearing an interest rate of 4.95%.

The aggregate maturities of long-term debt including current portion for each of the five years subsequent to December 31, 2014 are as follows:

Year ending December 31,
2015	$22,160
2016	18,150
2017	17,020
2018	16,186
2019	14,711
Thereafter	261,959

Total	$350,186

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

Below are the minimum future lease payments under both capital leases together with the present value of the net minimum lease payments as of December 31, 2014:

Year ending December 31,
2015	$481
2016	481
2017	481
2018	481
2019	481
Thereafter	3,913

Total minimum lease payments	6,318
Less interest included in payments above	(2,575)

Present value of minimum lease payments	$3,743

With the Autocam acquisition, we assumed capital leases on certain buildings and equipment. The cost of the assets subject to capital lease obligations as reflected in Property, Plant and Equipment, net in our Consolidated Balance Sheet was $24,997 as of December 31, 2014. The accumulated depreciation of such assets as reflected in Property, Plant and Equipment, net in our Consolidated Balance Sheet was $618 as of December 31, 2014.

Below are the minimum future lease payments under the assumed capital leases together with the present value of the net minimum lease payments as of December 31, 2014:

Year ending December 31,
2015	$5,743
2016	4,593
2017	3,587
2018	2,572
2019	816
Thereafter	—

Total minimum lease payments	17,311
Less interest included in payments above	(1,097)

Present value of minimum lease payments	$16,214

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

8)	Employee Benefit Plans

We have defined contribution 401(k) profit sharing plans covering substantially all U.S. employees. All employees are eligible for the plans on the first day of the month following their employment date. A participant may elect to contribute between 1% and 60% of their compensation to the plans, subject to Internal Revenue Service (“IRS”) dollar limitations. Participants age 50 and older may defer an additional amount up to the applicable IRS Catch Up Provision Limit. We provide a matching contribution which is determined on an individual, participating company basis. All participant contributions are immediately vested at 100%. Contributions for all U.S. employees were $764, $349 and $335 in 2014, 2013, and 2012, respectively.

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

The amounts shown in the table below represent the actual liabilities at December 31, 2014 and 2013 reported under accrued post-employment benefits in the Consolidated Balance Sheets for both plans combined.

	2014	2013
Beginning balance	$6,920	$6,930
Amounts accrued	1,111	1,019
Payments to employees/government managed plan	(1,186)	(1,331)
Foreign currency impacts	(821)	302

Ending balance	$6,024	$6,920

Defined Benefit Plan

Effective with the Autocam acquisition on August 29, 2014, we sponsor a defined benefit pension plan for substantially all employees of the Bouverat, France Plant (the “Pension Plan”). These benefits are calculated based on each employee’s years of credited service and most recent monthly compensation and service category. Employees become vested in accordance with governmental regulations in place at the time of retirement.

For the purpose of calculating the actuarial present value of the benefit obligation under the Pension Plan, the discount rates assumed were 1.9% for 2014. The compensation growth rate was assumed was 2.9% for 2014. The measurement date was December 31 of 2014.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

Set forth below is projected benefit obligation information for the Pension Plan and the plan activity since we acquired Autocam on August 29, 2014:

2014

Accumulated benefit obligation at measurement date	$1,011
Effect of salary increases	526

Projected benefit obligation at measurement date	$1,537

Projected benefit obligation at date of acquisition	$1,549
Service and interest costs	35
Actuarial gains (losses)	94
Benefits paid
Effect of foreign currency translation gains and other	(141)

Projected benefit obligation at measurement date	$1,537

Set forth below is net periodic benefit cost information for the Pension Plan for the four month period since the acquisition of Autocam:

2014

Service and interest costs	$35
Expected return on plan assets	(4)
Amortization of prior service costs	6

Net periodic benefit cost	$37

We expect benefit payments under the Pension Plan to be $0 for 2015 and 2016, $16 for 2017, $8 in 2018 and $379 from 2020-2024.

Set forth below is plan asset information for the Pension Plan:

2014

Plan assets at fair value at measurement date	$589
Projected benefit obligations at measurement date	(1,537)

Funded status	($948)

Plan assets at fair value at date of acquisition	$655
Actual return on plan assets	3
Benefits paid	(12)
Effect of foreign currency translation gains	(57)

Plan assets at fair value at measurement date	$589

The assumed rate of return on assets of the Pension Plan was 2.0% for all periods presented. We have a targeted goal of allocating plan assets one-third to equity and two-thirds to fixed income securities. Actual allocations of Pension Plan assets between equity and fixed income securities were 19% and 81%, respectively, as of December 31, 2014. Our expected funding obligations under the Pension Plan in 2015 is $132.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

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

In the years ended December 31, 2014, 2013, and 2012, approximately $2,595, $2,239, and $1,788, respectively of compensation expense was recognized in selling, general and administrative expense for all share-based awards. The compensation expense recognized in the years ended December 31, 2014, 2013 and 2012 related to stock options was $1,274, $1,437, and $1,093, respectively. The compensation expense related to stock awards in the years ended December 31, 2014, 2013 and 2012 was $ 1,321, $802, and $695, respectively.

As of December 31, 2014, we have approximately 1,131 maximum shares that can be issued as options, stock appreciation rights, and/or other stock based awards.

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

During 2014, 2013 and 2012, we granted 109, 354, and 285 options, respectively, to certain key employees and non-employee directors. The weighted average grant date fair value of the options granted during the years ended December 31, 2014, 2013 and 2012 was $9.48, $5.17, and $4.27, respectively. Upon exercise of stock options, new shares of our stock are issued. The weighted average assumptions relevant to determining the fair value at the dates of grant are below:

	2014	2013	2012
Term	6 years	6 years	6 years
Risk free interest rate	1.75%	0.87%	1.16%
Dividend yield	1.43%	0.00%	0.00%
Expected volatility	56.75%	57.00%	50.51%
Expected forfeiture rate	3.00%	3.00%	3.00%

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

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

The following table provides a reconciliation of option activity for the year ended December 31, 2014:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2014	1,233	$10.65
Granted	108	$19.93
Exercised	(158)	$10.90
Forfeited or expired	(8)	$12.62

Outstanding at December 31, 2014	1,175	$11.40	6.1	$10,752	(1)

Exercisable at December 31, 2014	815	$11.00	5.2	$7,786	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at December 31, 2014.

As of December 31, 2014, there was approximately $778 and $1,511 of unrecognized compensation costs for stock options and restricted stock, respectively, to be recognized over approximately two years.

Cash proceeds from the exercise of options in the years ended December 31, 2014, 2013, and 2012 totaled approximately $1,671, $4,013, and $22, respectively. For the years ended December 31, 2014, 2013 and 2012, proceeds from stock options were presented exclusive of tax benefits in the Financing Activities section of the Consolidated Statements of Cash Flows. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $1,956, $1,416, and $107, respectively.

Stock Awards

During the year ended December 31, 2014, 2013 and 2012, we issued 114, 90 and 78 shares, respectively, of our common stock as awards to key employees and non-executive directors. The fair value of the shares issued was determined by using the grant date price of our common stock with a weighted average grant date value of $20.15. The recognized compensation expense for stock awards in the years ended December 31, 2014, 2013, and 2012 was approximately $1,321, $802, and $695, respectively. The shares issued in 2014, 2014 and 2012 vest over three years.

10)	Goodwill, Net

We completed our annual goodwill impairment review during the fourth quarters of 2014 and 2013. For the years ended December 31, 2014, 2013 and 2012, we concluded that there were no indicators of impairment at the reporting units with goodwill.

The changes in the carrying amount of goodwill for the years ended December 31, 2014, 2013 and 2012 are as follows:

(In thousands)	Metal Bearing Components Segment	Autocam Precision Components Segment	Total
Balance as of January 1, 2013	$8,254	—	$8,254
Currency impacts	370	—	$370

Balance as of December 31, 2013	$8,624	—	$8,624
Currency impacts	(1,169)	—	(1,169)
Goodwill acquired in acquisition	2,494	73,992	76,486

Balance as of December 31, 2014	$9,949	$73,992	$83,941

The cumulative accumulated impairment charges included in the reported goodwill balances at December 31, 2014, 2013 and 2012 were $40,045 all of which were recorded during the years ended December 31, 2008 and 2007.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

The goodwill acquired in acquisition during 2014 within the Metal Bearing Components segment was acquired with the acquisitions of RFK and Chelsea (see Note 2 of the Notes to Consolidated Financial Statements).

The goodwill acquired in acquisition during 2014 within the Autocam Precision Components segment was acquired during 2014 with the acquisition of Autocam (see Note 2 of the Notes to Consolidated Financial Statements). The goodwill balance related to the Autocam acquisition is derived from the value of the Autocam reporting unit. This fair value was based in large part on management business plans and projected financial information which are subject to a high degree of management judgment and complexity. Actual results may differ from these projections and the differences may be material leading to a potential impairment of this goodwill if this reporting units future results are not as forecasted.

11)	Intangible Assets, Net

The Autocam Precision Components Segment has an intangible asset not subject to amortization of $900 related to the value of the trade names of Whirlaway. This indefinite lived intangible asset was impaired during the year ended December 31, 2014 as management is in the process of phasing out the use of the trade name as a result of the Autocam acquisition. As such, an impairment charge of $875 was included in the restructuring and impairment charges line of the Consolidated Statements of Income and Comprehensive Income (Loss).

With the Autocam acquisition the Autocam Precision Components Segment acquired a customer contract intangible asset of $46,200, a trade name intangible asset of $4,100, a developed technology intangible asset of $940, and net favorable leasehold intangible of $420. The intangible assets have preliminary estimated useful lives of 15 years, 15 years and five years, respectively and are subject to amortization of approximately $3,617 a year. (See Note 2 of the Notes to Consolidated Financial Statements).

The Metal Bearing Components Segment acquired two customer contract intangible assets related to the acquisition of RKF and Chelsea and a trade name intangible asset related to the acquisition of RFK with an aggregate estimated fair value of $2,705. These intangible assets have weighted average useful lives of 10 years and are subject to amortization of $270 per year. (See Note 2 of the Notes to Consolidated Financial Statements).

12)	Segment Information

We determined our reportable segments under the provisions of U.S. GAAP related to disclosures about segments of an enterprise. Our three reportable segments are based on differences in product lines.

All of the facilities in the Metal Bearing Components Segment are engaged in the production of precision steel balls, steel rollers, and metal retainers and automotive specialty products used primarily in the bearing industry. The Plastic and Rubber Components Segment facilities are engaged in the production of plastic retainers for bearing components, automotive components, electronic instrument cases and other molded components used in a variety of industrial and consumer applications and precision rubber bearing seals for the bearing, automotive, industrial, agricultural, and aerospace markets. The Autocam Precision Components Segment is engaged in the design and manufacture of close-tolerance, specialty metal alloy components for mechanical and electromechanical systems using turning, grinding and milling processes. Currently, we manufacture components for use on fuel delivery, electromechanical motor, steering and braking systems for the transportation industry and highly engineered shafts, mechanical components, complex precision assembled and tested parts and fluid system components for the HVAC and fluid power industries. This segment was renamed with the acquisition of Autocam.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. In order to enhance the analysis of segment operating performance, during the third quarter of 2014, we amended the metric we use to evaluate segment performance from net income (loss) to income from operations. Additionally, Autocam was added to the Precision Metal Components segment during the third quarter of 2014. The 2014, 2013 and 2012 segment information below has been amended for this change in segment reporting. We account for inter-segment sales and transfers at current market prices. We did not have any individually material inter-segment transactions during 2014, 2013, or 2012.

	Metal Bearing Components Segment	Autocam Precision Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total

December 31, 2014
Net sales	$278,026	$177,224	$33,351	$—	$488,601
Depreciation and amortization	12,000	9,070	1,160	(84)	22,146
Income from operations	31,872	15,732	1,231	(21,148)	27,687
Interest expense				12,293	12,293
Income tax (benefit) expense				5,786	5,786
Net income (loss)				8,217	8,217
Assets	214,291	444,548	17,196	36,678	712,713
Expenditures for long-lived assets	10,941	10,947	673	5,041	27,602

December 31, 2013
Net sales	$259,459	$78,756	$34,991	$—	$373,206
Depreciation and amortization	11,334	4,313	1,347	(37)	16,957
Income from operations	27,380	9,112	592	(9,257)	27,827
Interest Expense				2,374	2,374
Income tax (benefit) expense				8,000	8,000
Net income (loss)				17,178	17,178
Assets	197,980	39,432	16,638	8,352	262,402
Expenditures for long-lived assets	9,250	4,640	1,015	345	15,250

December 31, 2012
Net sales	$252,241	$76,746	$41,097	$—	$370,084
Depreciation and amortization	12,060	4,243	1,366	(26)	17,643
Income from operations	24,900	6,955	1,807	(8,591)	25,071
Interest Expense				3,878	3,878
Income tax (benefit) expense				(3,927)	(3,927)
Net income (loss)				24,268	24,268
Assets	198,770	40,727	19,232	6,614	265,343
Expenditures for long-lived assets	14,875	1,511	703	—	17,089

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

The vast majority of the costs related to the merger with Autocam and the other three acquisitions discussed under Note 2 are reported under Corporate and Consolidations. These costs impacted income from operations at Corporate by $9,837. Beginning September 1, 2014, the Autocam Precision Components Segment include the results of the acquired Autocam businesses. Since the date of the acquisition, sales revenue of $80,821 and net income of $3,686 (including the $1,158 for the one-time increase in cost of goods sold) has been included in this segment.

	December 31, 2014		December 31, 2013		December 31, 2012
	Net Sales	Property, Plant and Equipment, Net	Net Sales	Property, Plant and Equipment, Net	Net Sales	Property, Plant and Equipment, Net

United States	$204,360	$129,232	$140,875	$42,573	$144,375	$42,884

Europe	167,665	82,783	149,649	57,505	140,208	54,768
Asia	58,470	32,848	38,233	21,011	39,576	22,035
Canada	8,657	—	9,415	—	7,464	—
Mexico	25,900	2,637	21,963	—	24,030	—
S. America	23,549	30,942	13,071	—	14,431	—

All foreign countries	284,241	149,210	232,331	78,516	225,709	76,803

Total	$488,601	$278,442	$373,206	$121,089	$370,084	$119,687

Due to the large number of countries in which we sell our products, sales to external customers and long-lived assets utilized by us are reported in the above geographical regions.

13)	Income Taxes

Income (loss) before provision (benefit) for income taxes for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year ended December 31,
	2014	2013	2012

Income (loss) before provision (benefit) for income taxes:
United States	$(9,341)	$8,259	$7,385
Foreign	22,513	16,919	12,956

Total	$13,172	$25,178	$20,341

The loss of $9,341 from operations in the United States during 2014, was primarily driven from acquisition related charges of $14,831 (included in selling general and administrative, cost of products sold, and interest expense) of which approximately $6,000 were non-deductible as were as these cost were directly facilitative to the acquisitions.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

Total income tax expense (benefit) for the years ended December 31, 2014, 2013, and 2012 was as follows:

	Year ended December 31,
	2014	2013	2012
Current:
U.S. Federal	$—	$—	$(115)
State	37	179	345
Foreign	7,082	4,490	2,910

Total current expense	$7,119	4,669	3,140

Deferred:
U.S. Federal	$1,625	$3,594	$2,789
State	(382)	145	12
U.S. deferred tax valuation allowance	(1,434)	(818)	(9,814)
Foreign	(1,142)	410	(54)

Total deferred expense (benefit)	(1,333)	3,331	(7,067)

Total expense (benefit)	$5,786	$8,000	$(3,927)

A reconciliation of income taxes based on the U.S. federal statutory rate of 34% for each of the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	Year ended December 31,
	2014	2013	2012

Income taxes at the federal statutory rate	$4,478	$8,561	$6,916
Impact of incentive stock options	(145)	261	371
Decrease in U.S. valuation allowance	(1,434)	(818)	(12,740)
Foreign tax credit expiration	2,736	818	—
Capital gain on return of basis	—	—	3,079
State taxes, net of federal taxes	(362)	198	334
Non-U.S. earnings taxed at different rates	(1,714)	(834)	(1,606)
Non-deductible mergers and acquisition costs	1,971	—	—
R&D Tax credit	(529)	—	—
Joint Venture dividend	737	—	—
Change in uncertain tax positions	—	32	(115)
Other permanent differences, net	48	(218)	(166)

	$5,786	$8,000	$(3,927)

The 2014 effective tax rate of 44% reflects the impact of two items related to the merger and acquisition activity in 2014 including (1) $1,971 for non-deductible third party merger and acquisition as these cost were directly facilitative to the acquisitions; and (2) $1,302 for the expiration of foreign tax credits that could not be utilized during 2014 because of the merger related acquisition costs as discussed below. In addition, the rate reflects an offset to the items above for the impact of foreign earnings taxed at lower rates of $1,714.

The 2013 effective tax rate of 32% reflects the impact of foreign earnings being taxed at lower rates of $834.

The 2012 effective tax rate of (19)% reflects the reversal of the valuation reserve on U.S. deferred tax assets of $12,740 and the impact of foreign earnings taxed at lower rates of $1,606.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

The tax effects of the temporary differences as of December 31, 2014, 2013 and 2012 are as follows:

	December 31,
	2014	2013	2012
Deferred income tax liabilities:
Tax in excess of book depreciation	$35,411	$6,673	$6,670
Goodwill	1,949	2,213	1,987
Intangible assets	15,944	—	—
Other deferred tax liabilities	1,924	63	112

Gross deferred income tax liabilities	55,228	8,949	8,769

Deferred income tax assets:
Goodwill	2,411	3,215	4,141
Inventories	2,035	836	768
Pension/Personnel accruals	3,029	856	921
Net operating loss carry forwards	1,196	1,351	3,682
Foreign tax credits	290	3,026	3,844
Guarantee claim deduction	1,141	1,141	1,141
Credit carry forwards	1,853	—	—
Accruals and reserves	—	114	293
Other deferred tax assets	1,926	832	550

Gross deferred income tax assets	13,881	11,371	15,340
Valuation allowance on deferred tax assets	—	(1,434)	(2,252)

Net deferred income tax assets	13,881	9,937	13,088

Net deferred income tax assets (liabilities)	$(41,347)	$988	$4,319

With the Autocam acquisition we assumed $43,803 in net deferred tax liabilities primarily related to book and tax basis differences in fixed assets and intangibles (excluding goodwill).

As realization of certain deferred tax assets is not assured, management believes it is more likely than not that those net deferred tax assets will be realized. However, the amount of the deferred tax assets considered realizable could be reduced based on changing conditions. Below is a summary of the activity in the total valuation allowances during the years ended December 31, 2014, 2013 and 2012:

	Balance at Beginning of Year	Additions	Recoveries	Balance at End of Year

2014	$1,434	$—	$(1,434)	$—
2013	$2,252	$—	$(818)	$1,434
2012	$12,066	$—	$(9,814)	$2,252

During 2014, the valuation allowance of $1,434 on our previously recognized foreign tax credits was reduced by the full $1,434 for credits which expired as of December 31, 2014. In addition to the foreign tax credits with the full valuation allowance, $1,302 in foreign tax credits expired unused as of December 31, 2014. These foreign tax credits were not utilized during 2014, as management expected, due to the large amount of non-deductible mergers and acquisition costs incurred related to the four acquisitions completed in 2014. The remaining foreign tax credits, net operating loss and credit carry forwards are expected to be utilized before expiration. We record a valuation allowance when it is “more likely than not” that some portion or all of the deferred income tax assets will not be

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

realized. In reaching this determination, we consider the future reversals of taxable temporary differences, future taxable income, exclusive of taxable temporary differences and carry forwards, taxable income in prior carryback years and tax planning strategies.

During fiscal year 2012 the Company after considering all relevant factors and objectively verifiable evidence concluded that it is more likely than not that the majority of our deferred tax assets will be realized in future years and reversed $8,512 of the valuation allowance. This was primarily based on the pretax profit of our U.S. based companies increasing to approximately $7,400 as a result of operational improvements in our Precision Metal Components Segment. This brought the combined 2012 and 2011 pre-tax incomes to approximately $9,000. Additionally, during the fourth quarter of 2012 we utilized approximately $9,000 of net operating losses to offset tax expense related to certain previously earned income of our foreign holding company, as discussed below. This positive evidence coupled with estimates within our U.S. based businesses of fully utilizing our net operating losses in 2013 and 2014 provided enough positive evidence, in the opinion of management, to overcome the negative evidence of the cumulative pre-tax losses in 2009 and 2010.

Unremitted earnings of subsidiaries outside the United States are considered to be reinvested indefinitely at December 31, 2014. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings. There has been no change in our long term international expansion plans as of December 31, 2014 our intent and ability is to indefinitely reinvest our foreign earnings. We base this assertion on two factors; (1) our intention to invest in foreign countries that are strategically important to our Metal Bearing Components Segment business and our Autocam Precision Components business. With the acquisitions completed in 2014, we have significantly expanded our international base of operations adding subsidiaries in Mexico, Bosnia and Herzegovina, Brazil, Poland, France and China which will require more foreign investment; (2) we have sufficient access to funds in the U.S. through projected free cash flows and the availability of our US credit facilities to fund currently anticipated domestic operational and investment needs.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012

Beginning balance	$873	$873	$988
Additions for tax positions of prior years	3,589	—	428
Reductions for tax positions of prior years	(628)	—	(543)

Ending balance	$3,834	$873	$873

As of December 31, 2014, the $3,834 of unrecognized tax benefits would, if recognized, impact our effective tax rate. The addition for tax positions of prior years was added as part of the purchase price allocation of Autocam and was included in the fair value of assets acquired and liabilities assumed. (See Note 2 of Notes to Consolidated Financial Statements.)

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

Interest and penalties related to federal, state, and foreign income tax matters are recorded as a component of the provision for income taxes in our statements of income. During 2014, we accrued $31 in foreign interest and $17 in US interest. During 2013, we accrued $32 in foreign interest and penalties. During 2012, we had an increase in foreign interest and penalties of $443 and a decrease in federal and state interest and penalties of $245 as older uncertain items were eliminated due to the tax years being closed or risk being mitigated. As of December 31, 2014, the total amount accrued for interest and penalties was $1,003.

We or our subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years before 2011. We are no longer subject to non-U.S. income tax examinations within various European Union countries for years before 2009. We do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

14)	Reconciliation of Net Income Per Share

	Year ended December 31,
	2014	2013	2012

Net income	$8,217	$17,178	$24,268

Weighted average shares outstanding	17,887	17,176	17,009
Effective of dilutive stock options	366	84	105

Diluted shares outstanding	18,253	17,260	17,114

Basic net income per share	$0.46	$1.00	$1.43

Diluted net income per share	$0.45	$1.00	$1.42

Excluded from the dilutive shares outstanding for the years ended December 31, 2014, 2013, and 2012 were 98, 1,148, and 1,187 of anti-dilutive options, respectively, which had per share exercise prices ranging from of $19.63 to $22.69 for the year ended December 31, 2014, $8.54 to $14.13 for the year ended December 31, 2013 and $8.54 to $14.13 for the year ended December 31, 2012.

15)	Commitments and Contingencies

We have operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates. Rent expense for 2014, 2013 and 2012 was $4,455, $2,325, and $2,375, respectively. The following is a schedule by year of future minimum lease payments as of December 31, 2014 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

Year ending December 31,

2015	$5,434
2016	5,112
2017	3,430
2018	2,214
2019	1,831
Thereafter	5,454

Total minimum lease payments	$23,475

Brazil ICMS Tax Matter

Prior to our acquisition of Autocam on August 29, 2014, Autocam’s Brazilian subsidiary received notification from the tax authorities regarding ICMS (State Value Added Tax or VAT) tax credits claimed on intermediary materials

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

(tooling and perishable items) used in the manufacturing process. The state tax authority notification disallowed state ICMS credits claimed on intermediary materials based on the argument that these items are not intrinsically related to the manufacturing processes. Autocam Brazil filed an administrative defense with the São Paulo state tax authority arguing, among other matters, that it should qualify for ICMS tax credit, contending that the intermediary materials are directly related to the manufacturing process.

The Company believes it has substantial legal and factual defenses and plans to defend its interests vigorously. While we believe a loss is not probable we estimate the range of possible loss related to this assessment is from $0 to $6,000. No amount has been accrued at December 31, 2014 for this matter.

NN, Inc. is entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger. Management believes the indemnification would include amounts owed for the tax, interest and penalties related to the Brazil ICMS matter.

All other legal matters

All other legal proceedings are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes. The procedures performed include reviewing attorney and plaintiff correspondence, reviewing any filings made and discussing the facts of the case with local management and legal counsel. We have recognized loss contingencies of approximately $0 and $200 at December 31, 2014 and December 31, 2013, respectively, which we believe are adequate to cover all probable liabilities to be incurred by all of the cases in the aggregate.

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

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

16)	Investment in Non-Consolidated Joint Venture

As part of the Autocam acquisition, we acquired a 49% investment in a joint venture with an unrelated entity called Wuxi Weifu Autocam Precision Machinery Company, Ltd. (“JV”), a Chinese company located in the city of Wuxi, China. As part of the purchase price allocation, the joint venture investment has been stated at a fair value of $35,595 determined by a market based multiple of earnings before interest, taxes, depreciation and amortization and a discounted cash flows analysis. The JV is jointly controlled and managed and is being accounted for under the equity method.

Below are the components of our JV investment balance at December 31, 2014 since the date of acquisition August 29, 2014:

Beginning Balance	$35,595
Dividends received	(2,538)
Our share of cumulative earnings	1,646

Ending Balance	$34,703

Set forth below is summarized balance sheet information for the JV:

December 31, 2014
Current assets	$24,140
Non-current assets	21,519

Total assets	$45,659

Current liabilities	$14,162

Total liabilities	$14,162

No dividends were declared by JV during the four months ended December 31, 2014. Our 49% ownership interest in this amount will be received by us in 2015, net of a 10% withholding tax levied by the Chinese government. We had sales to JV of $36 during the four months ended December 31, 2014. Amounts due to us from JV were $154 as of December 31, 2014. The JV had net sales in 2014 of $50,466 and net income of $9,004.

17)	Quarterly Results of Operations (Unaudited)

The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2014 and 2013.

	Year ended December 31, 2014
	March 31	June 30	Sept. 30	Dec. 31
Net sales	$102,528	$106,680	$125,632	$153,761
Income from operations	8,338	8,237	2,552	8,560
Net income	5,238	5,200	(3,840)	1,619
Basic net income per share	0.30	0.29	(0.21)	0.09
Diluted net income per share	0.29	0.29	(0.21)	0.08

Weighted average shares outstanding:
Basic number of shares	17,656	17,779	17,979	18,970
Effect of dilutive stock options	306	393	—	347

Diluted number of shares	17,962	18,172	17,979	19,317

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

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

The third and fourth quarters of 2014 were impacted by merger and acquisition related costs of $8,407 and $1,473, respectively, pre-tax and $7,319 and $3,199, respectively, after-tax related to the four acquisitions closed during 2014. Additionally, the third quarter was negatively impacted by $2,974 in pre-tax costs and $1,903 in after-tax costs incurred related to writing-off debt issuance costs and make whole interest payments to our former lenders related to the new debt entered into for the Autocam acquisition.

The first quarter of 2013 was unfavorably impacted by $350 of after tax foreign exchange losses on intercompany loans and by $399 in after tax restructuring and non-operating items.

18)	Accumulated Other Comprehensive Income

The majority of our Accumulated Other Comprehensive Income balance relates to foreign currency translation of our foreign subsidiary balances. During the year ended December 31, 2014, we had other comprehensive loss of $17,731 due to foreign currency translations and a $431 loss due to change in fair value of interest rate hedge. During the year ended December 31, 2013, we had other comprehensive income $3,899 due to foreign currency translations. During the year ended December 31, 2012, we had other comprehensive income $2,806 due to foreign currency translations. Income taxes on the foreign currency translation adjustments in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations.

19)	Interest Rate Hedging

Our policy is to manage interest expense using a mix of fixed and variable rate debt. To manage this mix effectively, we may enter into interest rate swaps in which the we agree to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

Effective December 16, 2014, we entered into a $150,000 swap that will go into effect on December 29, 2015 (one year delayed start), at which time our rate will be locked at 7.216% until December 31, 2018. Prior to December 16, 2014, we did not have any existing interest rate hedges. The hedge instrument will be 100% effective and as such the mark to market gains or losses on this hedges will be included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into interest expense over the term of the related debt instruments.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(In thousands, except per share data)

The table below summarizing the fair value measurement of this swap as of December 31, 2014 valued on a recurring basis on a gross basis:

(Dollars in thousands)		Fair Value Measurements at December 31, 2014
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$867	$—	$867	$—
Derivative Liabilities	(1,298)	—	(1,298)	(—)

	$(431)	$—	$(431)	$—

The interest rate swap derivatives are classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves, index forward curves, discount curves, and volatility surfaces. Counterparties to these derivative contracts are highly rated financial institutions which we believe carry only a minimal risk of nonperformance.

We have elected to present the derivative contracts on a gross basis in the Consolidated Statements of Financial Position. Had we chosen to present the derivatives contracts on a net basis, we would have a derivative in a net liability position of $431 as of December 31, 2014. The Company does not have any cash collateral due under such agreements.

Derivatives’ Hedging Relationships

(Dollars in millions)	Amount of after tax of gain/ (loss) recognized in Other Comprehensive Income on Derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)
Derivatives’ Cash Flow Hedging Relationships	December 31, 2014	December 31, 2013		December 31, 2014	December 31, 2013

Forward starting interest rate swap contracts	$(431)	$—	Interest Expense	$—	$—

	$(431)	$—		$—	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rule l3a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The management of NN, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management has excluded from its assessment of internal control over financial reporting at December 31, 2014, Autocam Corporation (“Autocam”), RFK Valjcici d. d. Konjic (“RFK”), and V-S Industries, V-S Precision, LLC and V-S Precision SA de DV (collectively referred to as “VS”) from its assessment of internal control over financial reporting as of December 31, 2014 as they were acquired by the Company in purchase business combinations during 2014. The acquisitions are wholly-owned subsidiaries (except RFK which is 99.7% owned) whose total assets and total revenues represent 35% and 21%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. Autocam Corporation was the most significant of the acquisitions, representing 31% and 17% of consolidated total assets and total revenues, respectively.

Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10-K concerning the Company’s directors is contained in the sections entitled “Information about the Directors” and “Beneficial Ownership of Common Stock” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

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

The information required by Item 11 of Form 10-K is contained in the sections entitled “Information about the Directors — Compensation of Directors” and “Executive Compensation” of the Company’s definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is contained in the section entitled “Beneficial Ownership of Common Stock” of the Company’s definitive Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

Information required by Item 201 (d) of Regulation S-K concerning the Company’s equity compensation plans is set forth in the table below:

Table of Equity Compensation Plan Information

(in thousands, except per share data)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted–average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,175	$11.40	1,131
Equity compensation plans not approved by security holders	—	—	—

Total	1,175	$11.40	1,131

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

By:	/S/ RICHARD D. HOLDER
Richard D. Holder
Chief Executive Officer, President and Director

	Dated:	March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date

/S/ RICHARD D. HOLDER	Chief Executive Officer, President and Director	March 16, 2015
Richard D. Holder

/S/ JAMES H. DORTON	Senior Vice President-Chief Financial Officer	March 16, 2015
James H. Dorton

/S/ WILLIAM C. KELLY, JR.	Vice President-Chief Administrative Officer and Secretary	March 16, 2015
William C. Kelly, Jr.

/S/ THOMAS C. BURWELL, JR.	Vice President-Chief Accounting Officer and Corporate Controller	March 16, 2015
Thomas C. Burwell, Jr.

/S/ G. RONALD MORRIS	Non-Executive Chairman, Director	March 16, 2015
G. Ronald Morris

/S/ MICHAEL E. WERNER	Director	March 16, 2015
Michael E. Werner

/S/ STEVEN T. WARSHAW	Director	March 16, 2015
Steven T. Warshaw

/S/ JOHN C. KENNEDY	Director	March 16, 2015
John C. Kennedy

S/ ROBERT E. BRUNNER	Director	March 16, 2015
Robert E. Brunner

/S/ DAVID L. PUGH	Director	March 16, 2015
David L. Pugh

/S/ WILLIAM DRIES	Director	March 16, 2015
William Dries

Index to Exhibits

2.1	Agreement and Plan of Merger, dated as of July 18, 2014, by and among NN, Inc., PMC Global Acquisition Corporation, Autocam Corporation, Newport Global Advisors, L.P., and John C. Kennedy (incorporated by reference to Exhibit 2.1 to NN, Inc.’s Current Report on Form 8-K filed on July 22, 2014).

3.1	Restated Certificate of Incorporation of NN, Inc. (incorporated by reference to Exhibit 3.1 of NN, Inc.’s Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002).

3.2	Restated By-Laws of NN, Inc. #

4.1	The specimen stock certificate representing NN, Inc.’s Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 of NN, Inc.’s Registration Statement No. 333-89950 on Form S-3 filed on June 6, 2002).

4.2	Stockholders’ Agreement, effective as of August 29, 2014, by and between NN, Inc. and John C. Kennedy (incorporated by reference to Exhibit 3.1 to NN, Inc.’s Current Report on Form 8-K filed on September 2, 2014).

10.1	NN, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Registration Statement No. 333-89950 on Form S-3/A filed on July 15, 2002). *

10.2	Amendment No. 1 to the NN, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 4.6 of NN, Inc.’s Registration Statement No. 333-50934 on Form S-8 filed on November 30, 2000). *

10.3	Amendment No. 2 to the NN, Inc. 1994 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 of NN, Inc.’s Registration Statement No. 333-69588 on Form S-8 filed on September 18, 2001). *

10.4	Amendment No. 3 to NN, Inc. 1994 Stock Incentive Plan as ratified by the shareholders on May 15, 2003 (incorporated by reference to Exhibit 10-1 of NN, Inc.’s Quarterly Report on Form 10-Q filed August 14, 2003). *

10.5	NN, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 of NN, Inc.’s Registration Statement No. 333-130395 on Form S-8 filed December 16, 2005). *

10.6	NN, Inc. 2011 Stock Incentive Plan (incorporated by reference to NN, Inc.’s Proxy Statement on Schedule 14A filed April 6, 2011).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of NN, Inc.’s Registration Statement No. 333-89950 on Form S-3/A filed July 15, 2002).

10.8	Elective Deferred Compensation Plan, dated February 26, 1999 (incorporated by reference to Exhibit 10.16 of NN, Inc.’s Annual Report on Form 10-K filed March 31, 1999). *

10.9	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between NN, Inc. and Frank T. Gentry, III (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed September 18, 2012). *

10.10	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between NN, Inc. and James H. Dorton (incorporated by reference to Exhibit 10.2 to NN, Inc.’s Current Report on Form 8-K filed September 18, 2012). *

10.11	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between NN, Inc. and Thomas C. Burwell (incorporated by reference to Exhibit 10.3 to NN, Inc.’s Current Report on Form 8-K filed September 18, 2012). *

10.12	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between NN, Inc. and William C. Kelly, Jr., (incorporated by reference to Exhibit 10.4 to NN, Inc.’s Current Report on Form 8-K filed September 18, 2012). *

10.13	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between NN, Inc. and Jeffery H. Hodge (incorporated by reference to Exhibit 10.5 to NN, Inc.’s Current Report on Form 8-K filed September 18, 2012). *

10.14	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between the Whirlaway and James R. Widders (incorporated by reference to Exhibit 10.6 to NN, Inc.’s Current Report on Form 8-K filed September 18, 2012). *

10.15	Third Amended and Restated Note Purchase and Shelf Agreement dated December 21, 2010 among NN, Inc. and certain Series A Note Purchasers as defined therein (incorporated by reference to Exhibit 10.1 of NN, Inc.’s Current Report on Form 8-K filed December 27, 2010).

10.16	Amendment No.1 to Third Amended and Restated Note Purchase and Shelf Agreement, dated September 30, 2011 (incorporated by reference to Exhibit 10.1 of NN, Inc.’s Current Report on Form 8-K filed December 22, 2011).

10.17	Amendment No. 2 to Third Amended and Restated Note Purchase and Shelf Agreement, dated December 20, 2011 (incorporated by reference to Exhibit 10.2 of NN, Inc.’s Current Report on Form 8-K filed December 22, 2011).

10.18	Amendment No. 3 to Third Amended and Restated Note Purchase and Shelf Agreement, dated October 26, 2012 (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed November 1, 2012).

10.19	Third Amended and Restated Credit Agreement among NN, Inc. as U.S. Borrower and its subsidiaries and the Lenders named therein Key Bank National Association as lead arranger, book runner and administrative agent, and Branch Bank and Trust Company as documentation agent and Wells Fargo Bank, N.A. as Foreign Swing line Lender and Regions Bank as Domestic Swing line Lender dated as of October 26, 2012 (incorporated by reference to Exhibit 10.2 to NN, Inc.’s Current Report on Form 8-K filed November 1, 2012).

10.20	Executive Employment Agreement, dated May 8, 2013, between NN, Inc. and Richard D. Holder (incorporated by reference to Exhibit 10.1 of NN, Inc.’s Form 8-K filed May 10, 2013). *

10.21

Term Loan Credit Agreement, dated as of August 29, 2014, by and among NN, Inc., Bank of America, N.A., the several lenders from time to time a party thereto, KeyBank National Association, as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBank National Association as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed on September 2, 2014).

10.22	Credit Agreement, dated as of August 29, 2014, by and among NN, Inc., NN Netherlands B.V., the several lenders from time to time a party thereto, KeyBank National Association, and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to NN, Inc.’s Current Report on Form 8-K filed on September 2, 2014).

10.23	Escrow Agreement, effective as of August 29, 2014, by and among NN, Inc., Newport Global Advisors, L.P., John C. Kennedy and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.3 to NN, Inc.’s Current Report on Form 8-K filed on September 2, 2014).

10.24	Indemnity Agreement, effective as of August 29, 2014, by and among NN, Inc. and each of the shareholders of Autocam Corporation identified therein (incorporated by reference to Exhibit 10.4 to NN, Inc.’s Current Report on Form 8-K filed on September 2, 2014).

10.25	Noncompetition and Nondisclosure Agreement, effective as of August 29, 2014, by and between NN, Inc. and John C. Kennedy (incorporated by reference to Exhibit 10.5 to NN, Inc.’s Current Report on Form 8-K filed on September 2, 2014).

10.26	Transition Services Agreement, effective as of August 29, 2014, by and among Autocam Corporation and Autocam Medical Devices, LLC (incorporated by reference to Exhibit 10.6 to NN, Inc.’s Current Report on Form 8-K filed on September 2, 2014).

10.27	Executive Employment Agreement, dated September 9, 2014, between NN, Inc. and Warren A. Veltman. # *

10.28	Executive Employment Agreement, dated October 6, 2014, between NN, Inc. and L. Jeffrey Manzagol. # *

10.29	Form of Incentive Stock Option Agreement. # *

10.30	Form of Restricted Stock Grant Agreement. # *

21.1	List of Subsidiaries of NN, Inc. #

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act. #

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act. #

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act. ##

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act. ##

99.1	Commitment Letter, dated as of July 18, 2014, by and among NN, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBank National Association (incorporated by reference to Exhibit 99.1 to NN, Inc.’s Current Report on Form 8-K filed on July 22, 2014).

101.INS	XBRL Instance Document. #

101.SCH	XBRL Taxonomy Extension Service. #

101.CAL	Taxonomy Calculation Linkbase. #

101.LAB	XBRL Taxonomy Label Linkbase. #

101.PRE	XBRL Presentation Linkbase Document. #

101.DEF	XBRL Definition Linkbase Document. #

*	Management contract or compensatory plan or arrangement.
#	Filed herewith
##	Furnished herewith