Form 10-Q
period 2015-03-31
NN INC
filed 2015-05-07
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-23486

NN, Inc.

(Exact name of registrant as specified in its charter)

Delaware	62-1096725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

207 Mockingbird Lane

Johnson City, Tennessee 37604

(Address of principal executive offices, including zip code)

(423) 434-8310

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

As of May 5, 2015, there were 19,139,212 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NN, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(In Thousands of Dollars, Except Per Share Data)	2015	2014
Net sales	$163,746	$102,528
Cost of products sold (exclusive of depreciation and amortization shown separately below)	129,317	80,283
Selling, general and administrative	12,001	10,030
Depreciation and amortization	8,494	3,877

Income from operations	13,934	8,338
Interest expense	5,938	564
Other expense, net	1,400	83

Income before provision for income taxes and share of net income from joint venture	6,596	7,691
Provision for income taxes	1,456	2,453
Share of net income from joint venture	861	—

Net income	6,001	5,238
Other comprehensive income (loss):
Foreign currency translation loss	(16,296)	(639)
Change in fair value of interest rate hedge	(1,564)	—

Comprehensive income (loss)	$(11,859)	$4,599

Basic income per common share:	$0.32	$0.30

Weighted average shares outstanding	18,996	17,656

Diluted income per common share:	$0.31	$0.29

Weighted average shares outstanding	19,380	17,962

Cash dividends per common share	$0.07	$0.07

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In Thousands of Dollars)	2015	2014
Assets
Current assets:
Cash	$16,760	$37,317
Accounts receivable, net	117,249	97,510
Inventories	85,629	91,469
Other current assets	18,370	16,503

Total current assets	238,008	242,799
Property, plant and equipment, net	264,805	278,442
Goodwill, net	83,004	83,941
Intangible asset, net	51,419	52,827
Investment in joint venture	36,895	34,703
Other non-current assets	20,255	20,001

Total assets	$694,386	$712,713

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,801	$71,094
Accrued salaries, wages and benefits	18,792	21,148
Current maturities of long-term debt	23,248	22,160
Income taxes payable	6,275	3,274
Current portion of obligations under capital lease	5,439	5,418
Other current liabilities	11,584	14,504

Total current liabilities	127,139	137,598
Non-current deferred tax liabilities	47,804	49,461
Long-term debt, net of current portion	334,995	328,026
Obligations under capital lease, net of current portion	12,823	14,539
Other non-current liabilities	10,337	9,390

Total liabilities	533,098	539,014
Total stockholders’ equity	161,288	173,699

Total liabilities and stockholders’ equity	$694,386	$712,713

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock					Accumulated Other Comprehensive Income
(In Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Non-controlling Interest		Total
Balance, January 1, 2015	18,983	$190	$99,095	$69,015	$32	$5,367	$173,699
Net income	—	—	—	6,001	—	—	6,001
Dividends declared	—	—	—	(1,328)	—	—	(1,328)
Shares issued for option exercises	14	—	157	—	—	—	157
Stock option expense	—	—	315	—	—	—	315
Restricted stock expense	67	—	468	—	—	—	468
Restricted shares withheld from employees for tax obligations	(7)	—	(164)	—	—	—	(164)
Foreign currency translation loss	—	—	—	—	—	(16,296)	(16,296)
Change in fair value of interest rate hedge	—	—	—	—	—	(1,564)	(1,564)

Balance, March 31, 2015	19,057	$190	$99,871	$73,688	$32	$(12,493)	$161,288

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(In Thousands of Dollars)	2015	2014
Operating Activities:
Net income	$6,001	$5,238
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	8,494	3,877
Amortization of debt issuance costs	554	108
Joint venture net income in excess of cash received	(861)	—
Share-based compensation expense	783	539
Changes in operating assets and liabilities:
Accounts receivable	(24,006)	(15,257)
Inventories	2,386	(1,963)
Accounts payable	(7,696)	5,241
Other assets and liabilities	(3,073)	920

Net cash used by operating activities	(17,418)	(1,297)

Investing Activities:
Acquisition of property, plant and equipment	(8,318)	(2,178)
Cash paid to acquire business, net of cash received Proceeds from disposals of property, plant and equipment	— 246	(7,312 —)
Investment in joint venture	(1,372)	—

Net cash used by investing activities	(9,444)	(9,490)

Financing Activities:
Proceeds from short-term debt, net	—	3,275
Debt issue costs paid	(132)	—
Principal payments on capital lease	(1,325)	(36)
Proceeds from long-term debt, net	9,109	10,000
Dividends paid	(1,328)	(1,235)
Proceeds from issuance of stock and exercise of stock options	157	359

Net cash provided by financing activities	6,481	12,363

Effect of exchange rate changes on cash flows	(176)	(73)
Net Change in Cash	(20,557)	1,503
Cash at Beginning of Period	37,317	3,039

Cash at End of Period	$16,760	$4,542

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2015 and 2014

(In thousands, except per share data)

Note 1.     Interim Financial Statements

The accompanying condensed consolidated financial statements of NN, Inc. have not been audited, except that the condensed consolidated balance sheet at December 31, 2014 was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission, or SEC, on March 16, 2015. In our opinion, these financial statements reflect all adjustments necessary to fairly state the results of operations for the three month periods ended March 31, 2015 and 2014, our financial position at March 31, 2015 and December 31, 2014, and the cash flows for the three month periods ended March 31, 2015 and 2014 on a basis consistent with our audited financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited, condensed and consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the SEC on March 16, 2015. The results for the three month period ended March 31, 2015 are not necessarily indicative of results for the year ending December 31, 2015 or any other future periods.

Note 2.     Acquisitions

On January 30, 2014, we purchased the majority of the operating assets of V-S Industries, V-S Precision, LLC and V-S Precision SA de DV (collectively referred to as “VS”) from the secured creditors of V-S Industries for $5,580 in cash and assumed certain liabilities totaling $2,968. This was accounted for as business combination. VS is a precision metal components manufacturer that supplies customers in a variety of industries including electric motors, HVAC, power tools, automotive and medical. The acquisition of VS provided us with a complementary, and broader product offering and allowed penetration into adjacent markets. VS has two locations in Wheeling, Illinois and Juarez, Mexico and rolls up under the Autocam Precision Components Segment.

Note 3.     Inventories

Inventories are comprised of the following:

	March 31,	December 31,
	2015	2014
Raw materials	$35,897	$35,191
Work in process	20,471	21,883
Finished goods	29,261	34,395

	$85,629	$91,469

Inventories on consignment at customer locations as of March 31, 2015 and December 31, 2014 totaled $3,943 and $5,857, respectively.

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

NN, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2015 and 2014

(In thousands, except per share data)

Note 4.     Net Income Per Share

	Three months ended,
	2015	2014
Net income	$6,001	$5,238
Weighted average shares outstanding	18,996	17,656
Effective of dilutive stock options	384	306

Diluted shares outstanding	19,380	17,962

Basic net income per share	$0.32	$0.30

Diluted net income per share	$0.31	$0.29

There were no anti-dilutive options excluded from the dilutive shares outstanding for the three month period ended March 31, 2015. Excluded from the dilutive shares outstanding for the three month period ended March 31, 2014 were 96 anti-dilutive options which had exercise prices of $19.63.

Note 5.     Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the SEC on March 16, 2015. Autocam Corporation (“Autocam”) was added to the Precision Metal Components segment during the third quarter of 2014 and the segment was renamed the Autocam Precision Components Segment during the fourth quarter of 2014. We account for inter-segment sales and transfers at current market prices. We did not have any significant inter-segment transactions during the three month periods ended March 31, 2015 and 2014.

(In Thousands of Dollars)	Metal Bearing Components Segment	Autocam Precision Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended March 31, 2015
Revenues from external customers	$73,236	$82,622	$7,888	$—	$163,746
Income from operations	$9,089	$7,718	$213	$(3,086)	$13,934
Total assets	$204,032	$439,542	$18,023	$32,789	$694,386

NN, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2015 and 2014

(In thousands, except per share data)

(In Thousands of Dollars)	Metal Bearing Components Segment	Autocam Precision Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended March 31, 2014
Revenues from external customers	$70,900	$23,738	$7,890	$—	$102,528
Income from operations	$8,772	$2,562	$235	$(3,231)	$8,338
Total assets	$206,825	$54,812	$16,939	$8,413	$286,989

Note 6.     Long-Term Debt and Short-Term Debt

Long-term debt and short-term debt at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Borrowings under our $350,000 Term Loan B bearing interest at the greater of 1% or 3 month LIBOR (0.27% at March 31, 2015) plus an applicable margin of 5.00% at March 31, 2015 expiring August 29, 2021, net of discount of $4,807.	$335,817	$340,005
Borrowings under our $100,000 ABL Revolver bearing interest at a floating rate equal to LIBOR (0.18% at March 31, 2015) plus an applicable margin of 1.75% at March 31, 2015 expiring August 29, 2019.	12,000	—
French Safeguard obligations	2,269	2,560
Brazilian lines of credit and equipment notes	5,049	5,304
Chinese line of credit	3,108	2,317

Total debt	358,243	350,186
Less current maturities of long-term debt	23,248	22,160

Long-term debt, excluding current maturities of long-term debt	$334,995	$328,026

Our $350,000 term loan facility may be expanded upon our request with approval of the lenders by up to $50,000 under the same terms and conditions. The term loan has a seven year maturity with a 5% per annum repayment. The term loan agreement is a covenant lite agreement with no financial covenants. The term loan agreement does contain customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility. As of March 31, 2015, $8,772 of net capitalized loan origination costs related to the term loan are reflected in the condensed consolidated balance sheet within other non-current assets.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2015 and 2014

(In thousands, except per share data)

Our $100,000 asset backed loan, or ABL, may be expanded upon our request with approval of the lenders by up to $50,000 under the same terms and conditions. The ABL has a five year maturity and has one springing financial covenant in the event our availability on the ABL is less than $8,000. The ABL contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. The facility has a swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. We incurred costs as a result of issuing the ABL which have been recorded in the condensed consolidated balance sheet within other non-current assets and are being amortized over the term of the notes. The unamortized balance at March 31, 2015 was $1,222.

We believe the book values of the above credit facilities approximate their fair values given the interest rates are variable and are consistent with market rates for a company with our credit profile.

Our French operation (acquired with Autocam) has liabilities with certain creditors subject to Safeguard protection. The liabilities are being paid annually over a 10-year period until 2019 and carry a zero percent interest rate. Amounts due as of March 31, 2015, to those creditors opting to be paid over a 10-year period totaled $2,269 and are included in current maturities of long-term debt ($293) and long-term debt, net of current portion ($1,976).

The Brazilian lines of credit include facilities with certain Brazilian banks used to fund working capital needs, while the equipment notes represent borrowings from certain Brazilian banks to fund equipment purchases for Autocam’s Brazilian plants. These credit facilities have annual interest rates ranging from 2.5% to 22.4%.

The Chinese line of credit is a working capital line of credit with a Chinese bank bearing an annual interest rate of 4.95%.

Note 7.     Goodwill, net

The changes in the carrying amount of goodwill, net for the three month period ended March 31, 2015 are as follows:

(In Thousands of Dollars)	Metal Bearing Components Segment	Autocam Precision Components Segment	Total
Balance as of January 1, 2015	$9,949	$73,992	$83,941
Currency translation impacts	(937)	—	(937)

Balance as of March 31, 2015	$9,012	$73,992	$83,004

The goodwill balances are tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. As of March 31, 2015, there were no indications of impairment at the reporting units with goodwill balances.

Note 8.     Intangible Assets, Net

The Autocam Precision Components Segment has certain intangible assets with an aggregate acquired value of $51,660 related to the Autocam acquisition. These intangible assets are subject to amortization of approximately $3,600 a year with year-to-date amortization expense and accumulated amortization of $910 and $2,142, respectively, at March 31, 2015.

The Metal Bearing Components Segment has certain intangible assets with an aggregate acquired value of $2,630 related to the RFK and Chelsea acquisitions. These intangible assets are subject to amortization of approximately $260 per year with year- to-date amortization expense and accumulated amortization of $73 and $205, respectively, at March 31, 2015.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2015 and 2014

(In thousands, except per share data)

Note 9.     Shared-Based Compensation

During the three month periods ended March 31, 2015 and 2014, approximately $783 and $539 respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards. During the three month period ended March 31, 2015, there were 67 restricted stock awards to non-executive directors, officers and certain other key employees. During the three month period ended March 31, 2014, there were 93 restricted stock awards and 96 options awards to non-executive directors, officers and certain other key employees.

The restricted shares granted during the three month period ended March 31, 2015, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The restricted shares granted during the three month period ended March 31, 2014, vest pro-rata over three years. During the three month periods ended March 31 2015 and 2014, we incurred $468 and $162, respectively, in expense related to restricted stock. The fair value of the shares issued was determined by using the grant date closing price of our common stock.

We incurred $315 and $377 of stock option expense in the three month periods ended March 31, 2015 and 2014, respectively. The fair value of our options cannot be determined by market value, because our options are not traded in an open market. Accordingly, we utilized the Black Scholes financial pricing model to estimate the fair value.

The following table provides a reconciliation of option activity for the three month period ended March 31, 2015:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2015	1,175	$11.40
Granted	—	$—
Exercised	(14)	$11.22
Forfeited or expired	—	$—

Outstanding at March 31, 2015	1,161	$11.40	6.0	$15,884	(1)

Exercisable at March 31, 2015	952	$10.94	5.4	$13,462	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at March 31, 2015.

Note 10.     Provision for Income Taxes

For the three month periods ended March 31, 2015 and 2014, our effective tax rates were 22% and 32%, respectively. The difference between the U.S. federal statutory tax rate of 34% and our effective tax rates was due to non-U.S. based earnings being taxed at lower rates reducing the effective rates for the three month periods ended March 31, 2015 and 2014, by 10% and 2%, respectively. As of March 31, 2015, we do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2015 and 2014

(In thousands, except per share data)

Note 11.     Commitments and Contingencies

Brazil ICMS Tax Matter

Prior to our acquisition of Autocam, Autocam’s Brazilian subsidiary received notification from the Brazilian tax authorities regarding ICMS (State Value Added Tax or VAT) tax credits claimed on intermediary materials (tooling and perishable items) used in the manufacturing process. The Brazilian tax authority notification disallowed state ICMS credits claimed on intermediary materials based on the argument that these items are not intrinsically related to the manufacturing processes. Autocam Brazil filed an administrative defense with the Brazilian tax authority arguing, among other matters, that it should qualify for ICMS tax credit, contending that the intermediary materials are directly related to the manufacturing process.

We believe that we have substantial legal and factual defenses and plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible loss related to this assessment is from $0 to $6,000. No amount was accrued at March 31, 2015 for this matter. There has been no change in the status of this matter from December 31, 2014 to March 31, 2015.

We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger. Management believes the indemnification would include amounts owed for the tax, interest and penalties related to this matter.

All other legal proceedings are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes.

Note 12.     Investment in Non-Consolidated Joint Venture

As part of the acquisition of Autocam, we acquired a 49% investment in a joint venture with an unrelated entity called Wuxi Weifu Autocam Precision Machinery Company, Ltd. (“JV”), a Chinese company located in Wuxi, China.

Below are the components of our JV investment balance at March 31, 2015:

January 1, 2015	$34,703
Capital contributed to the joint venture	1,372
Our share of cumulative earnings	820

March 31, 2015	$36,895

Set forth below is summarized balance sheet information for the JV:

	March 31, 2015	December 31, 2014
Current assets	$26,024	$24,140
Non-current assets	$22,700	21,519

Total assets	$48,724	$45,659

Current liabilities	$11,776	$14,162

Total liabilities	$11,776	$14,162

No dividends were declared by the JV during the three months ended March 31, 2015. We had sales to the JV of $20 during the three months ended March 31, 2015. Amounts due to us from the JV were $178 as of March 31, 2015. The JV had net sales in 2014 of $50,466 and net income of $9,004. The JV in the first quarter of 2015 had net sales and net income of $14,195 and $1,523, respectively.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2015 and 2014

(In thousands, except per share data)

Note 13.     Interest Rate Hedging

Our policy is to manage interest expense using a mix of fixed and variable rate debt. To manage this mix effectively, we may enter into interest rate swaps in which we agree to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

On December 16, 2014, we entered into a $150,000 interest rate swap that will go into effect on December 29, 2015 (one year delayed start), at which time our interest rate will be locked at 7.216% until December 31, 2018. Prior to December 16, 2014, we did not have any existing interest rate hedges. The hedge instrument will be 100% effective and as such the mark to market gains or losses on this hedge will be included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into interest expense over the term of the related debt instruments.

The table below summarizes the fair value measurements of the gross asset and liability of this swap as of March 31, 2015, valued on a recurring basis:

(Dollars in thousands)		Fair Value Measurements at March 31, 2015
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset	$1,213	$—	$1,213	$—
Derivative liability	(3,208)	—	(3,208)	—

	$(1,995)	$—	$(1,995)	$—

The interest rate swap derivative is classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves, index forward curves, discount curves, and volatility surfaces. Counterparties to these derivative contracts are highly rated financial institutions which we believe carry only a minimal risk of nonperformance.

We have elected to present the derivative contracts on a gross basis in the Condensed Consolidated Balance Sheet. Had we chosen to present the derivative contract on a net basis, we would have a derivative in a net liability position of $1,995 as of March 31, 2015. We do not have any cash collateral due under such agreements.

Derivatives’ Hedging Relationships

(Dollars in millions)	Amount of after tax of gain/ (loss) recognized in Other Comprehensive Income on Derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)
Derivatives’ Cash Flow Hedging Relationships	March 31, 2015	December 31, 2014		March 31, 2015	December 31, 2014
Forward starting interest rate swap contract	$(1,995)	$(431)	Interest Expense	$—	$—

	$(1,995)	$(431)		$—	$—

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “assumptions”, “target”, “guidance”, “outlook”, “plans”, “projection”, “may”, “will”, “would”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “potential” or “continue” (or the negative or other derivatives of each of these terms) or similar terminology. Factors which could materially affect actual results include, but are not limited to: general economic conditions and economic conditions in the industrial sector, inventory levels, regulatory compliance costs and our ability to manage these costs, start-up costs for new operations, debt reduction, competitive influences, risks that current customers will commence or increase captive production, risks of capacity underutilization, quality issues, availability and price of raw materials, currency and other risks associated with international trade, our dependence on certain major customers, and the successful implementation of the global growth plan including development of new products. Similarly, statements made herein and elsewhere regarding pending or completed acquisitions are also forward-looking statements, including statements relating to the anticipated closing date of an acquisition, our ability to obtain required regulatory approvals or satisfy closing conditions, the costs of an acquisition and source(s) of financing, the future performance and prospects of an acquired business, the expected benefits of an acquisition on our future business and operations and our ability to successfully integrate recently acquired businesses.

For additional information concerning such risk factors and cautionary statements, please see the section titled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the SEC on March 16, 2015.

Results of Operations

Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

2014 Acquisitions

During the year ended December 31, 2014, we completed the acquisition of four companies: Autocam Corporation (“Autocam”), RFK Valjcici d. d. Konjic (“RFK”), V-S Industries, V-S Precision, LLC and V-S Precision SA de DV(collectively referred to as “VS”) and Chelsea Grinding (“Chelsea”). The acquisitions of Autocam, RFK and Chelsea occurred subsequent to March 31, 2014. The VS acquisition was completed January 30, 2014, which allowed for only two months of VS being included in the first quarter of 2014. In an effort to enhance the comparability of the current and prior year periods, we have aggregated into “acquisitions” within each financial line item comparison below the first quarter 2015 impacts of the four acquisitions completed in 2014. The remaining changes relate to the legacy NN businesses. For more information about the 2014 acquisitions including background on the acquired companies, the purchase price allocations and pro forma information, as required, please refer to Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015.

Devaluation of the Euro against the U.S. Dollar

The Euro devalued against the U.S. Dollar beginning in the latter part of the third quarter of 2014 and accelerating during the fourth quarter of 2014 and the first quarter of 2015. During these periods, the Euro to U.S. Dollar rate dropped from approximately 1.36 in mid-July 2014 to 1.08 at March 31, 2015 representing an approximate 20% drop in value. The devaluation of the Euro significantly impacted the translation of our Euro denominated sales and costs when comparing the first quarter of 2014 to the first quarter of 2015. The Euro devaluation from translation negatively impacted first quarter 2015 sales and net income by $8.3 million and $0.8 million, respectively. The Euro translation impact, and the translation impact of other currencies, is highlighted below as “foreign exchange effects”. In addition to the translation effects, the devaluation of the Euro impacted the value of certain intercompany loan receivables denominated in Euros that resulted in an unfavorable transactional impact to earnings of $1.4 million reported below in “Other expense, net”.

OVERALL RESULTS

We have provided a reconciliation of net income to adjusted net income (a non-GAAP measure used by management) and income from operations to adjusted income from operations (a non-GAAP measure used by management) to provide supplementary information about the impacts of acquisition related expenses and foreign exchange impacts on intercompany loans. We believe that the presentation of adjusted income from operations and adjusted net income provides useful information to investors in assessing our results of operations and potential future results. These measures should not be considered as an alternative to GAAP net income or income from operations. You should not consider adjusted net income or adjusted income from operations in isolation, or as a substitute for analysis of our results as reported under GAAP. Additionally, because adjusted net income or adjusted income from operations may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

	Consolidated NN, Inc. Three Months ended March 31,
(In Thousands of Dollars)	2015	2014	Change
Net sales	$163,746	$102,528	$61,218
Acquisitions				62,020
Foreign exchange effects				(8,268)
Volume				7,779
Price/ material inflation pass-through/mix				(313)
Cost of products sold (exclusive of depreciation and amortization shown separately below)	129,317	80,283	49,034
Acquisitions				48,848
Foreign exchange effects				(6,480)
Volume				5,839
Cost reduction projects and other cost changes				(331)
Mix				943
Inflation				215
Selling, general and administrative	12,001	10,030	1,971
Acquisitions				3,205
Foreign exchange effects				(434)
Decrease in spending				(800)
Depreciation and amortization	8,494	3,877	4,617
Acquisitions				4,562
Foreign exchange effects				(394)
Increase in expense				449

Income from operations	13,934	8,338	5,596
Interest expense	5,938	564	5,374
Other expense, net	1,400	83	1,317
Provision for income taxes	1,456	2,453	(997)
Share of net income from joint venture	861	—	861

Net income	$6,001	$5,238	$763

	Three Months ended March 31,
	2015	2014	Change
Reconciliation of net income to adjusted net income:
Net income	$6,001	$5,238	$763
After-tax acquisition and integration expenses	—	314	(314)
After-tax foreign exchange loss on inter-company loans	886	—	886

Adjusted Net income	$6,887	$5,552	$1,335

Reconciliation of income from operations to adjusted income from operations:
Income from operations	$13,934	$8,338	$5,596
Acquisition and integration expenses	—	491	(491)

Adjusted income from operations	$13,934	$8,829	$5,105

Net Sales. Net sales increased during the first quarter of 2015 from the first quarter of 2014 principally due to sales from four companies acquired in 2014. Three of the four companies acquired during 2014 were acquired after the first quarter of 2014. Additionally, sales increased from greater demand for our products in the European, Asian and North American markets served by our Metal Bearing Components Segment, namely automotive and general industrial markets. This sales growth came from overall growth in the markets we serve, from new sales programs with existing customers and sales with new customers in each of these geographic markets. Partially offsetting these increases was the impact of devaluation of the Euro on Euro denominated sales, as discussed above.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). Cost of products sold was primarily impacted by the addition of production costs added with the four companies acquired during 2014, as discussed above. Additionally, the total was impacted by increased production costs at those units that experienced higher sales volumes, as discussed above. Partially offsetting these increases was the impact of devaluation of the Euro on Euro denominated costs, as discussed above. Additionally, cost of products sold was reduced by the benefits from specific continuous improvement projects undertaken subsequent to the first quarter of 2014.

Selling, General and Administrative. The majority of the increase during 2015 was due to the selling, general and administrative costs carried over from the companies acquired in 2014 subsequent to the first quarter of 2014.

Depreciation and amortization. The increase in 2015 was due to depreciation and amortization from the four acquisitions closed in 2014. The additional depreciation and amortization includes the related step-ups of certain property, plant and equipment to fair value and the addition of intangible assets principally for customer relationships and trade names related to the purchase price allocation of the new acquisitions.

Interest expense. Interest expense increased $5.4 million in 2015 from the interest on the debt we undertook to complete the four acquisitions in 2014.

Other expense, net. Included in other expense, net during the first quarter of 2015 was $1.4 million related to foreign exchange losses on inter-company loans. These losses are a function of the depreciation of the Euro versus the U.S. Dollar.

Provision for income taxes. The first quarter of 2015 effective tax rate of 22% is lower than the first quarter of 2014 effective tax rate of 32% primarily due to the geographic mix of pre-tax income. In 2015, a larger proportion of the pre-tax income was earned in foreign jurisdictions with lower statutory rates than that of the U.S.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2015	2014	Change
Net sales	$73,236	$70,900	$2,336
Acquisitions				2,724
Foreign exchange effects				(8,268)
Volume				8,049
Price/material inflation pass-through/mix				(169)
Income from operations	$9,089	$8,772	$317

Net sales increased during the first quarter of 2015 from the first quarter of 2014 principally due to greater demand for our products in the North American, Asian and European automotive markets. This greater demand was from market share gains with our customers and from winning business with new customers. Additionally, sales increased with the addition of the two companies the segment acquired subsequent to the first quarter of 2014. Mostly offsetting these increases was the impact of devaluation of the Euro on Euro denominated sales, as discussed above.

The main drivers of the increased income from operations for the segment were $1.8 million in incremental income from the increased sales volumes and $0.3 million in additional income from operations of the two acquired companies. Segment income from operations was unfavorably impacted $1.0 million due to the depreciation in value of Euro denominated income from operations relative to the U.S. Dollar. Additionally, unfavorable price/mix negatively impacted segment income from operations by $0.6 million.

AUTOCAM PRECISION COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2015	2014	Change
Net sales	$82,622	$23,738	$58,884
Acquisitions				59,296
Volume				(337)
Price/mix/inflation				(75)
Income from operations	$7,718	$2,562	$5,156

The increased sales in the first quarter of 2015 were due to sales added with the acquisitions subsequent to the first quarter of 2014. Income from operations of the acquisitions added $5.1 million to segment income from operations.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three months ended March 31,
	2015	2014	Change
Net sales	$7,888	$7,890	$(2)
Volume				67
Price/mix/inflation				(69)
Income from operations	$213	$235	$(22)

Changes in Financial Condition from December 31, 2014 to March 31, 2015.

From December 31, 2014 to March 31, 2015, our total assets decreased $18.3 million and our current assets decreased $4.8 million. Foreign exchange translation impacted the balance sheet when comparing changes in account balances from December 31, 2014 to March 31,2015 by decreasing total assets $20.8 million and current assets $7.3 million.

The accounts receivable balance at March 31, 2015, was higher due to increased sales volume experienced in March and February of 2015 compared with sales levels in December and November of 2014. The day’s sales outstanding at March 31, 2015 were up slightly from the day’s sales outstanding at December 31, 2014 due to higher sales volumes with certain customers that have extended credit terms. The accounts receivable increase was largely offset by a reduction in cash balances due to funding the investments in working capital and capital expenditures in the first quarter of 2015.

From December 31, 2014 to March 31, 2015, our total liabilities decreased $5.9 million. The majority of the decrease was due to foreign exchange translation of Euro denominated balances.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $110.9 million at March 31, 2015, compared to $105.2 million at December 31, 2014. The increase in working capital was due primarily to the increase in accounts receivable partially offset by the reduction in cash, as discussed above.

Cash used by operations was $17.4 million in the first quarter of 2015 compared with cash used by operations of $1.3 million in the first quarter of 2014. The difference was increased working capital due to higher sales in 2015.

Cash used by investing activities was $9.4 million in the first quarter of 2015 compared with cash used by investing activities of $9.5 million in the same period of 2014.

Cash provided by financing activities was $6.5 million in the first quarter of 2015, compared with cash provided by financing activities of $12.4 million during the same period in 2014. The difference was primarily related to using debt to fund the acquisitions of VS in 2014.

Liquidity and Capital Resources

Amounts outstanding under our $350.0 million term loan facility and our $100.0 million asset backed revolver as of March 31, 2015, were $335.8 million and $12.0 million respectively. As of March 31, 2015, we can borrow up to $46.0 million under our asset backed revolver subject to limitations based on our U.S. and The Netherlands borrowing base calculations, which is calculated based on our accounts receivable and inventory. The $46.0 million of availability is net of $2.2 million of outstanding letters of credit at March 31, 2015, which are considered as usage of the facility. The only financial covenant within our debt agreements is a springing fixed charge coverage covenant if our availability under the asset backed revolver is less than $8.0 million.

Our $350.0 million term loan facility requires us to pay 5% or $17,500 each year for the next seven years against the principal of the note. Additionally, based on the outstanding balance at March 31, 2015, the annual interest payments on the $335.8 million term loan would be $20.1 million. We believe that funds generated from operations will provide sufficient cash flow to service these required debt payments.

Many of our locations use the Euro as their functional currency. In the first quarter of 2015, the fluctuation of the Euro against the U.S. Dollar unfavorably impacted the translation of revenue and net income. As of March 31, 2015, no currency hedges were in place. Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have made planned capital expenditures totaling $8.3 million as of March 31, 2015. During 2015, we expect to spend between $45.0 to $55.0 million on capital expenditures, the majority of which relate to new or expanded business. We believe that funds generated from operations and borrowings from our credit facilities will be sufficient to finance our capital expenditures and working capital needs through March 2016. We base this assertion on our current availability for borrowing of up to $46.0 million and our forecasted positive cash flow from operations for the remainder of 2015.

Seasonality and Fluctuation in Quarterly Results

Historically, our net sales in the Metal Bearing Components Segment have been of a seasonal nature as a substantial portion of our sales are to European customers who have significantly slower production during the month of August.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 16, 2015, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements accompanying our Annual Report. There have been no changes to these policies during the three month period ended March 31, 2015.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies. To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At March 31, 2015, we had $347.8 million outstanding under our variable rate revolving credit facilities. See Note 6 of the Notes to Condensed Consolidated Financial Statements. At March 31, 2015, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $3.5 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We did not hold a position in any foreign currency hedging instruments as of March 31, 2015.

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Our disclosure controls are designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within our organization. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2015 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There have been no changes in the fiscal quarter ended March 31, 2015 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.     Legal Proceedings

Brazil ICMS Tax Matter

Prior to our acquisition of Autocam, Autocam’s Brazilian subsidiary received notification from the Brazilian tax authorities regarding ICMS (State Value Added Tax or VAT) tax credits claimed on intermediary materials (tooling and perishable items) used in the manufacturing process. The Brazilian tax authority notification disallowed state ICMS credits claimed on intermediary materials based on the argument that these items are not intrinsically related to the manufacturing processes. Autocam Brazil filed an administrative defense with the Brazilian tax authority arguing, among other matters, that it should qualify for ICMS tax credit, contending that the intermediary materials are directly related to the manufacturing process.

We believe that we have substantial legal and factual defenses and plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible loss related to this assessment is from $0 to $6,000. No amount was accrued at March 31, 2015 for this matter. There has been no change in the status of this matter from December 31, 2014 to March 31, 2015.

We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger. Management believes the indemnification would include amounts owed for the tax, interest and penalties related to this matter.

Item 1A.     Risk Factors

Our risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on March 16, 2015 under Item 1A. “Risk Factors.” There have been no material changes to these risk factors since December 31, 2014.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following shares of common stock to satisfy tax withholding obligations during the first quarter of 2015 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs(1)
January 2015	—	—	—	—
February 2015	—	—	—	—
March 2015	7,033	$23.42	—	—

Total	7,033	$23.42

(1)	Shares were withheld to pay for tax obligations due upon the vesting of restricted stock held by certain employees granted under the NN, Inc. 2011 Stock Incentive Plan. The NN, Inc. 2011 Stock Incentive Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

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

NN, Inc.
(Registrant)

Date: May 7, 2015	/s/ Richard D. Holder
Richard D. Holder,
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 7, 2015	/s/ James H. Dorton
James H. Dorton
Senior Vice President – Corporate Development and
Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: May 7, 2015	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Vice President, Chief Accounting Officer and
Corporate Controller
(Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRLTaxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document