Form 10-Q
period 2015-06-30
NN INC
filed 2015-08-06
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 4, 2015, there were 26,838,339 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NN, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of Dollars, Except Per Share Data)	2015	2014	2015	2014
Net sales	$164,856	$106,680	$328,601	$209,208
Cost of products sold (exclusive of depreciation and amortization shown separately below)	128,708	84,285	258,025	164,569
Selling, general and administrative	13,962	10,074	25,961	20,104
Depreciation and amortization	8,597	4,084	17,091	7,961

Income from operations	13,589	8,237	27,524	16,574
Interest expense	6,021	551	11,959	1,115
Other expense, net	19	129	1,419	212

Income before provision for income taxes and share of net income from joint venture	7,549	7,557	14,146	15,247
Provision for income taxes	1,617	2,357	3,073	4,809
Share of net income from joint venture	1,021	—	1,882	—

Net income	6,953	5,200	12,955	10,438
Other comprehensive income (loss):
Foreign currency translation gain (loss)	4,065	(725)	(12,231)	(1,364)
Change in fair value of interest rate hedge	(61)	—	(1,625)	—

Comprehensive income (loss)	$10,957	$4,475	$(901)	$9,074

Basic income per common share:	$0.36	$0.29	$0.68	$0.59

Weighted average shares outstanding	19,215	17,779	19,064	17,700

Diluted income per common share:	$0.36	$0.29	$0.67	$0.58

Weighted average shares outstanding	19,582	18,172	19,416	18,054

Cash dividends per common share	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands of Dollars)	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$21,409	$37,317
Accounts receivable, net	114,819	97,510
Inventories	87,928	91,469
Other current assets	16,590	16,503

Total current assets	240,746	242,799
Property, plant and equipment, net	272,047	278,442
Goodwill, net	85,436	83,941
Intangible asset, net	52,929	52,827
Investment in joint venture	38,240	34,703
Other non-current assets	19,542	20,001

Total assets	$708,940	$712,713

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,616	$71,094
Accrued salaries, wages and benefits	19,760	21,148
Current maturities of long-term debt	23,345	22,160
Income taxes payable	5,057	3,274
Current portion of obligations under capital lease	5,482	5,418
Other current liabilities	11,481	14,504

Total current liabilities	128,741	137,598
Non-current deferred tax liabilities	48,238	49,461
Long-term debt, net of current portion	335,938	328,026
Obligations under capital lease, net of current portion	11,829	14,539
Other non-current liabilities	10,692	9,390

Total liabilities	535,438	539,014
Total stockholders’ equity	173,502	173,699

Total liabilities and stockholders’ equity	$708,940	$712,713

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock
(In Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2015	18,983	$190	$99,095	$69,015	$32	$5,367	$173,699
Net income	—	—	—	12,955	—	—	12,955
Dividends declared	—	—	—	(2,676)	—	—	(2,676)
Shares issued for option exercises	160	1	1,830	—	—	—	1,831
Stock option expense	—	—	510	—	—	—	510
Restricted stock expense	115	1	1,078	—	—	—	1,079
Performance Stock Unit expense	—	—	182	—	—	—	182
Restricted shares withheld from employees for tax obligations	(9)	—	(222)	—	—	—	(222)
Foreign currency translation loss	—	—	—	—	—	(12,231)	(12,231)
Change in fair value of interest rate hedge	—	—	—	—	—	(1,625)	(1,625)

Balance, June 30, 2015	19,249	$192	$102,473	$79,294	$32	$(8,489)	$173,502

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In Thousands of Dollars)	2015	2014
Operating Activities:
Net income	$12,955	$10,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,091	7,961
Amortization of debt issuance costs	1,146	216
Joint venture net income in excess of cash received	(1,882)	—
Share-based compensation expense	1,771	1,286
Changes in operating assets and liabilities:
Accounts receivable	(17,393)	(20,594)
Inventories	1,305	(4,736)
Accounts payable	(6,317)	6,939
Other assets and liabilities	(4,399)	4,191

Net cash provided by operating activities	4,277	5,701

Investing Activities:
Acquisition of property, plant and equipment	(16,166)	(5,812)
Cash paid to acquire business, net of cash received Proceeds from disposals of property, plant and equipment	(8,966 433)	(16,217 —)
Investment in joint venture	(1,372)	—

Net cash used by investing activities	(26,071)	(22,029)

Financing Activities:
Proceeds/(Repayment) from short-term debt, net	1,453	(763)
Debt issue costs paid	(136)	—
Principal payments on capital lease	(2,618)	(73)
Proceeds from long-term debt, net	8,517	21,786
Dividends paid	(2,676)	(2,480)
Proceeds from issuance of stock and exercise of stock options	1,831	640

Net cash provided by financing activities	6,371	19,110

Effect of exchange rate changes on cash flows	(485)	(9)
Net Change in Cash	(15,908)	2,773
Cash at Beginning of Period	37,317	3,039

Cash at End of Period	$21,409	$5,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

(In thousands, except per share data)

Note 1. Interim Financial Statements

The accompanying condensed consolidated financial statements of NN, Inc. have not been audited, except that the condensed consolidated balance sheet at December 31, 2014 was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission, or SEC, on March 16, 2015. In our opinion, these financial statements reflect all adjustments necessary to fairly state the results of operations for the three and six month periods ended June 30, 2015 and 2014, our financial position at June 30, 2015 and December 31, 2014, and the cash flows for the six month periods ended June 30, 2015 and 2014 on a basis consistent with our audited financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited, condensed and consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the SEC on March 16, 2015. The results for the three and six month periods ended June 30, 2015 are not necessarily indicative of results for the year ending December 31, 2015 or any other future periods.

Note 2. Acquisitions

On May 29, 2015, NN completed the acquisition of Caprock Manufacturing, Inc. and Caprock Enclosures, LLC (collectively referred to as “Caprock”) for approximately $9,000 in cash. Caprock was a privately held plastic components supplier located in Lubbock, TX. Caprock serves multiple end markets including aerospace, medical and general industrial. The acquisition provides further balancing of our end markets and represents the first step in our focused plan toward transforming our plastics business. The results of Caprock have been consolidated with NN since the date of acquisition as part of the Plastic and Rubber Components Segment. We are in the process of finalizing fair market valuations of all the net assets acquired given the purchase was made close to the end of the quarter. The preliminary purchase price allocation includes $1,452 in net working capital, $2,960 in property plant and equipment, $2,490 in intangible assets, and $2,099 in goodwill, which we expect to be fully deductible for tax purposes. The goodwill is attributable to expected cost synergies and revenue growth plus the assembled work force.

On June 20, 2014, we acquired 79.2% of the outstanding shares of RFK Valjcici d. d. Konjic (“RFK”) for $9,756 in cash. RFK is a manufacturer of tapered rollers with operations in Konjic, Bosnia & Herzegovina. As of June 30, 2014, we reported a non-controlling interest of $2,559 for RFK representing the fair value of the 20.8% of the shares outstanding we did not own. NN purchased up to 99.7% of the shares of RFK in the second half of 2014 for $2,528 in cash and reclassified this amount from a non-controlling interest. RFK’s products, while complementary to NN’s existing roller bearing components, broadened our product offering and allowed penetration into adjacent markets. The results of the operations of RFK have been consolidated with NN since the date of acquisition as a part of the Metal Bearing Components Segment.

On January 30, 2014, we purchased the majority of the operating assets of V-S Industries, V-S Precision, LLC and V-S Precision SA de DV (collectively referred to as “VS”) from the secured creditors of V-S Industries for $5,580 in cash and assumed certain liabilities totaling $2,968. This was accounted for as a business combination. VS is a precision metal components manufacturer that supplies customers in a variety of industries including electric motors, HVAC, power tools, automotive and medical. The acquisition of VS provided us with a complementary, broader product offering and allowed penetration into adjacent markets. VS has two locations in Wheeling, Illinois and Juarez, Mexico and is included in Autocam Precision Components Segment.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

(In thousands, except per share data)

Note 3. Inventories

Inventories are comprised of the following:

	June 30, 2015	December 31, 2014
Raw materials	37,104	$35,191
Work in process	20,470	21,883
Finished goods	30,354	34,395

	87,928	$91,469

Inventories on consignment at customer locations as of June 30, 2015 and December 31, 2014 totaled $4,981 and $5,857, respectively.

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

Note 4. Net Income Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$6,953	$5,200	$12,955	$10,438
Weighted average shares outstanding	19,215	17,779	19,064	17,700
Effective of dilutive stock options	367	393	352	354

Diluted shares outstanding	19,582	18,172	19,416	18,054

Basic net income per share	$0.36	$0.29	$0.68	$0.59

Diluted net income per share	$0.36	$0.29	$0.67	$0.58

There were no anti-dilutive options excluded from the dilutive shares outstanding for the three and six month periods ended June 30, 2015 and 2014.

Note 5. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the SEC on March 16, 2015. Autocam Corporation (“Autocam”) was added to the Precision Metal Components segment during the third quarter of 2014 and the segment was renamed the Autocam Precision Components Segment during the fourth quarter of 2014. We account for inter-segment sales and transfers at current market prices. We did not have any significant inter-segment transactions during the three and six month periods ended June 30, 2015 and 2014.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

(In thousands, except per share data)

(In Thousands of Dollars)	Metal Bearing Components Segment	Autocam Precision Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended June 30, 2015
Revenues from external customers	$69,261	$86,471	$9,124	$—	$164,856
Income from operations	$9,403	$9,095	$501	$(5,410)	$13,589

(In Thousands of Dollars)	Metal Bearing Components Segment	Autocam Precision Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Six Months ended June 30, 2015
Revenues from external customers	$142,496	$169,093	$17,012	$—	$328,601
Income from operations	$18,491	$16,813	$714	$(8,494)	$27,524
Total assets	$209,986	$439,526	$28,202	$31,226	$708,940

(In Thousands of Dollars)	Metal Bearing Components Segment	Autocam Precision Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended June 30, 2014
Revenues from external customers	$73,038	$25,267	$8,375	$—	$106,680
Income from operations	$8,748	$2,306	$414	$(3,231)	$8,237

(In Thousands of Dollars)	Metal Bearing Components Segment	Autocam Precision Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Six Months ended June 30, 2014
Revenues from external customers	$143,938	$49,005	$16,265	$—	$209,208
Income from operations	$17,520	$4,868	$649	$(6,463)	$16,574
Total assets	$227,313	$54,529	$17,718	$7,860	$307,420

NN, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

(In thousands, except per share data)

Note 6. Long-Term Debt and Short-Term Debt

Long-term debt and short-term debt at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Borrowings under our $350,000 Term Loan B bearing interest at the greater of 1% or 3 month LIBOR (0.283% at June 30, 2015) plus an applicable margin of 5.00% at June 30, 2015 expiring August 29, 2021, net of discount of $4,620.	$331,630	$340,005
Borrowings under our $100,000 ABL Revolver bearing interest at a floating rate equal to LIBOR (0.187% at June 30, 2015) plus an applicable margin of 1.75% at June 30, 2015 expiring August 29, 2019.	17,000	—
French Safeguard obligations	2,362	2,560
Brazilian lines of credit and equipment notes	4,864	5,304
Chinese line of credit	3,427	2,317

Total debt	359,283	350,186
Less current maturities of long-term debt	23,345	22,160

Long-term debt, excluding current maturities of long-term debt	$335,938	$328,026

Our $350,000 term loan facility may be expanded upon our request with approval of the lenders by up to $50,000 under the same terms and conditions. The term loan has a seven year maturity with a 5% per annum repayment. The term loan agreement is a covenant lite agreement with no financial covenants. The term loan agreement does contain customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility. As of June 30, 2015, $8,434 of net capitalized loan origination costs related to the term loan are reflected in the condensed consolidated balance sheet within other non-current assets.

Our $100,000 asset backed loan, or ABL, may be expanded upon our request with approval of the lenders by up to $50,000 under the same terms and conditions. The ABL has a five year maturity and has one springing financial covenant in the event our availability on the ABL is less than $8,000. The ABL contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. The facility has a swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. We incurred costs as a result of issuing the ABL, which have been recorded in the condensed consolidated balance sheet within other non-current assets and are being amortized over the term of the notes. The unamortized balance at June 30, 2015 was $1,158.

We believe the book values of the above credit facilities approximate their fair values given the interest rates are variable and are consistent with market rates for a company with our credit profile.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

(In thousands, except per share data)

Our French operation (acquired with Autocam) has liabilities with certain creditors subject to Safeguard protection. The liabilities are being paid annually over a 10-year period until 2019 and carry a zero percent interest rate. Amounts due as of June 30, 2015, to those creditors opting to be paid over a 10-year period totaled $2,362 and are included in current maturities of long-term debt of $304 and long-term debt, net of current portion of $2,058.

The Brazilian lines of credit include facilities with certain Brazilian banks used to fund working capital needs, while the equipment notes represent borrowings from certain Brazilian banks to fund equipment purchases for Autocam’s Brazilian plants. These credit facilities have annual interest rates ranging from 2.5% to 22.4%.

The Chinese line of credit is a working capital line of credit with a Chinese bank bearing an annual interest rate of 4.95%.

Note 7. Goodwill, net

The changes in the carrying amount of goodwill, net for the six month period ended June 30, 2015 are as follows:

(In Thousands of Dollars)	Metal Bearing Components Segment	Autocam Precision Components Segment	Plastic and Rubber Segment	Total
Balance as of January 1, 2015	$9,949	$73,992	—	$83,941
Goodwill acquired in acquisition	—	—	2,099	2,099
Currency translation impacts	(604)	—	—	(604)

Balance as of June 30, 2015	$9,345	$73,992	$2,099	$85,436

The goodwill balances are tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. As of June 30, 2015, there were no indications of impairment at the reporting units with goodwill balances.

Note 8. Intangible Assets, Net

With the Caprock acquisition, we acquired intangible assets with a preliminary aggregate acquired value of $2,490. The intangible assets are a customer relationship intangible asset with a preliminary estimated value of $2,430 and a trade name intangible asset with a preliminary estimated value of $60. The preliminary estimated useful lives of the intangibles are 12 years and one year, respectively. These intangible assets are subject to amortization of approximately $203 per year with year- to-date amortization expense and accumulated amortization of $22 at June 30, 2015.

Including the intangibles from the Caprock acquisition, we have gross intangible assets of $57,226 with accumulated amortization of 4,297, year to date amortization expense of $2,013 and annual expected amortization expense of $4,090.

Note 9. Shared-Based Compensation

During the three and six month periods ended June 30, 2015 and 2014, approximately $988 and $1,771 in 2015 and $714 and $1,286 in 2014, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards. During the six month period ended June 30, 2015, there were 115 restricted stock awards and 55 option awards to non-executive directors, officers and certain other key employees. Additionally, during the six months ended June 30, 2015, there were 70 performance stock units issued. During the six month period ended June 30, 2014, there were 97 restricted stock awards and 98 option awards to non-executive directors, officers and certain other key employees.

The restricted shares granted during the six month period ended June 30, 2015, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The restricted shares granted during the six month period ended June 30, 2014, vest pro-rata over three years. During the six month periods ended June 30, 2015 and 2014, we incurred $1,079 and $575, respectively, in expense related to restricted stock. The fair value of the shares issued was determined by using the grant date closing price of our common stock.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

(In thousands, except per share data)

The performance stock units granted during the six month period ended June 30, 2015, will be satisfied in the form of company stock during 2018 depending on meeting certain performance and/or market conditions. We are recognizing the compensation expense over the three year period in which the performance and market conditions are measured. During the six month periods ended June 30, 2015 and 2014, we incurred $182 and $0, respectively, in expense related to performance stock units. The fair value of the shares issued was determined by using the grant date closing price of our common stock for the units with a performance condition and a Monte Carlo valuation model was used to determine the fair value for shares that have a market condition.

We incurred $510 and $711 of stock option expense in the six month periods ended June 30, 2015 and 2014, respectively. The fair value of our options cannot be determined by market value, because our options are not traded in an open market. Accordingly, we utilized the Black Scholes financial pricing model to estimate the fair value.

The following table provides a reconciliation of option activity for the six month period ended June 30, 2015:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2015	1,175	$11.40
Granted	55	$25.16
Exercised	(160)	$11.49
Forfeited or expired	(3)	$13.12

Outstanding at June 30, 2015	1,067	$12.08	6.3	$14,341	(1)

Exercisable at June 30, 2015	857	$10.91	5.7	$12,516	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at June 30, 2015.

Note 10. Provision for Income Taxes

For the six month periods ended June 30, 2015 and 2014, our effective tax rates were 22% and 32%, respectively. The difference between the U.S. federal statutory tax rate of 34% and our effective tax rates was due to non-U.S. based earnings being taxed at lower rates reducing the effective rates for the six month periods ended June 30, 2015 and 2014, by 8% and 2%, respectively. As of June 30, 2015, we do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

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

We believe that we have substantial legal and factual defenses and plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible loss related to this assessment is from $0 to $6,000. No amount was accrued at June 30, 2015 for this matter. There has been no change in the status of this matter from December 31, 2014 to June 30, 2015.

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

NN, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

(In thousands, except per share data)

Note 12. Investment in Non-Consolidated Joint Venture

As part of the acquisition of Autocam, we acquired a 49% investment in a joint venture with an unrelated entity called Wuxi Weifu Autocam Precision Machinery Company, Ltd. (“JV”), a Chinese company located in Wuxi, China.

Below are the components of our JV investment balance at June 30, 2015:

January 1, 2015	$34,703
Capital contributed to the joint venture	1,372
Our share of cumulative earnings	2,758
Accretion of basis difference from purchase accounting	(593)

June 30, 2015	$38,240

Set forth below is summarized balance sheet information for the JV:

	June 30, 2015	December 31, 2014
Current assets	$28,507	$24,140
Non-current assets	23,299	21,519

Total assets	$51,806	$45,659

Current liabilities	11,919	$14,162

Total liabilities	$11,919	$14,162

No dividends were declared by the JV during the three and six months ended June 30, 2015. We had sales to the JV of $44 and $64 during the three and six months ended June 30, 2015, respectively. Amounts due to us from the JV were $122 as of June 30, 2015. The JV had net sales in 2014 of $50,466 and net income of $9,004. In the first half of 2015, the JV had net sales and net income of $27,887 and $5,630, respectively.

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

NN, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2015 and 2014

(In thousands, except per share data)

The table below summarizes the fair value measurements of the gross asset and liability of this swap as of June 30, 2015, valued on a recurring basis:

(Dollars in thousands)		Fair Value Measurements at June 30, 2015
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset	$977	$—	$977	$—
Derivative liability	(3,033)	—	(3,033)	—

	$(2,056)	$—	$(2,056)	$—

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

We have elected to present the derivative contracts on a gross basis in the Condensed Consolidated Balance Sheet included within other non-current assets and other non-current liabilities. Had we chosen to present the derivative contract on a net basis, we would have a derivative in a net liability position of $2,056 as of June 30, 2015. We do not have any cash collateral due under such agreements.

Derivatives’ Hedging Relationships

(Dollars in thousands)	Amount of after tax of gain/ (loss) recognized in Other Comprehensive Income on Derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)
Derivatives’ Cash Flow Hedging Relationships	June 30, 2015	December 31, 2014		June 30, 2015	December 31, 2014
Forward starting interest rate swap contract	$(2,056)	$(431)	Interest Expense	$—	$—

	$(2,056)	$(431)		$—	$—

Note 14. Subsequent Events

On July 1, 2015, we closed an underwritten registered public offering of common stock offered pursuant to a shelf registration statement on Form S-3 that was previously filed with, and declared effective by, the SEC. The total number of shares of common stock sold was 7,590 at a public offering price of $24.00 per share. All of the shares in the offering were sold by NN. The net proceeds to NN from the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $173,052. Of these proceeds, $148,739 was used for repayment of principal and interest on our Term Loan B and ABL Revolver subsequent to quarter end and the remainder is currently being held in cash.

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

Results of Operations

Factors That May Influence Results of Operations

The following is a description of factors that have influenced our three and six months ended June 30, 2015 results of operations that we believe are important to provide an understanding of our business and results of operations.

2014 and 2015 Acquisitions

During the year ended December 31, 2014, we completed the acquisition of four companies: Autocam Corporation (“Autocam”), RFK Valjcici d. d. Konjic (“RFK”), V-S Industries, V-S Precision, LLC and V-S Precision SA de DV(collectively referred to as “VS”) and Chelsea Grinding (“Chelsea”). The acquisitions of Autocam and Chelsea occurred subsequent to June 30, 2014. The RFK acquisition was completed June 20, 2014, which allowed for only ten days being included in the second quarter of 2014. Additionally, we acquired Caprock on May 29, 2015 and included one month of sales and income in the second quarter of 2015. In an effort to enhance the comparability of the current and prior year periods, we have aggregated into “acquisitions” within each financial line item comparison below for the three and six month periods ended June 30, 2015, the impacts of the four acquisitions completed subsequent to the second quarter of 2014. The remaining changes relate to the legacy NN businesses. For more information about the 2014 acquisitions including background on the acquired companies, the purchase price allocations and pro forma information, as required, please refer to Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 which we filed with the SEC on March 16, 2015 and Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Devaluation of the Euro against the U.S. Dollar

The Euro devalued against the U.S. Dollar beginning in the latter part of the third quarter of 2014 and accelerating during the fourth quarter of 2014 and the first quarter of 2015. During these periods, the Euro to U.S. Dollar rate dropped from approximately 1.36 in mid-July 2014 to 1.08 at March 31, 2015 representing an approximate 20% decline in value. During the second quarter of 2015 the euro recovered 3.5% of its value to end up at 1.12. The devaluation of the Euro significantly impacted the translation of our Euro denominated sales and costs when comparing the three and six months ended June 30, 2015 to the three and six months ended June 30, 2014. The Euro devaluation from translation negatively impacted the three and six months ended June 30, 2015 sales by $9.3 million and $17.6, respectively, and net income by $0.9 million and $1.7 million, respectively. The Euro translation impact, and the translation impact of other currencies, is highlighted below as “foreign exchange effects”. In addition to the translation effects, the devaluation of the Euro impacted the value of certain intercompany loan receivables denominated in Euros that resulted in an unfavorable transactional impact to earnings of $1.0 million reported below in “Other expense, net” for the six months ended June 30, 2015.

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

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

	Consolidated NN, Inc. Three Months ended June 30,
(In Thousands of Dollars)	2015	2014	Change
Net sales	$164,856	$106,680	$58,176
Acquisitions				64,301
Foreign exchange effects				(9,323)
Volume				3,439
Price/ material inflation pass-through/mix				(241)
Cost of products sold (exclusive of depreciation and amortization shown separately below)	128,708	84,285	44,423
Acquisitions				49,265
Foreign exchange effects				(7,269)
Volume				2,151
Other cost changes				276
Selling, general and administrative	13,962	10,074	3,888
Acquisitions				3,234
Foreign exchange effects				(527)
Increase in spending				1,181
Depreciation and amortization	8,597	4,084	4,513
Acquisitions				4,530
Foreign exchange effects				(283)
Increase in expense				266

Income from operations	13,589	8,237	5,352
Interest expense	6,021	551	5,470
Other expense, net	19	129	(110)
Provision for income taxes	1,617	2,357	(740)
Share of net income from joint venture	1,021	—	1,021

Net income	$6,953	$5,200	$1,753

	Three Months Ended June 30,
	2015	2014	Change
Reconciliation of net income to adjusted net income:
Net income	$6,953	$5,200	$1,753
After-tax acquisition and integration expenses	436	818	(382)
After-tax foreign exchange gain on inter-company loans	(232)	—	(232)

Adjusted Net income	$7,157	6,018	$1,139

Reconciliation of income from operations to adjusted income from operations:
Income from operations	$13,589	$8,237	$5,352
Acquisition and integration expenses	681	1,279	(598)

Adjusted income from operations	$14,270	$9,516	$4,754

Net Sales. Net sales increased during the second quarter of 2015 from the second quarter of 2014 principally due to sales from the companies acquired in 2014 and 2015 subsequent to the second quarter of 2014. Additionally, sales increased from greater demand for our products in the European and North American markets served by our Metal Bearing Components Segment, namely automotive and general industrial markets. Partially offsetting these increases was the impact of devaluation of the Euro on Euro denominated sales, as discussed above.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). Cost of products sold was primarily impacted by the addition of production costs from the companies acquired during 2014 and 2015, as discussed above. Additionally, the total was impacted by increased production costs at those units that experienced higher sales volumes, as discussed above. Partially offsetting these increases was the impact of the devaluation of the Euro on Euro denominated costs, as discussed above.

Selling, General and Administrative. The majority of the increase during 2015 was due to the selling, general and administrative costs carried over from the companies acquired in 2014 and 2015.

Depreciation and amortization. The increase in 2015 was due to depreciation and amortization from the acquisitions closed in 2014. This additional depreciation and amortization includes the related step-ups of certain property, plant and equipment to fair value and the addition of intangible assets principally for customer relationships and trade names related to the purchase price allocation of the new acquisitions.

Interest expense. Interest expense increased $5.4 million in 2015 from the interest on the debt we undertook to complete the four acquisitions in 2014.

Provision for income taxes. The second quarter of 2015 effective tax rate of 21% is lower than the second quarter of 2014 effective tax rate of 31% primarily due to the geographic mix of pre-tax income. In the second quarter of 2015, a larger proportion of the pre-tax income was earned in foreign jurisdictions with lower statutory rates than that of the U.S.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three Months Ended June 30,
	2015	2014	Change
Net sales	$69,261	$73,038	$(3,777)
Acquisitions				2,640
Foreign exchange effects				(9,323)
Volume				3,015
Price/material inflation pass-through/mix				(109)
Income from operations	$9,403	$8,748	$655

Net sales decreased during the second quarter of 2015 from the second quarter of 2014 principally due to the devaluation of the Euro on Euro denominated sales, as discussed above. Partially offsetting the foreign exchange impacts was greater demand for our products in the North American and European automotive markets. This greater demand was from market share gains with our customers and from winning business with new customers. Finally, sales increased with the addition of the companies the segment acquired in 2014.

The main drivers of the increased income from operations for the segment were $1.0 million in incremental income from the increased sales volumes and $0.2 million in additional income from operations of the acquired companies. Additionally, segment income from operation was favorably impacted by $0.6 from continuous improvement projects. Segment income from operations was unfavorably impacted $1.3 million due to the depreciation in value of Euro denominated income from operations relative to the U.S. Dollar.

AUTOCAM PRECISION COMPONENTS SEGMENT

(In Thousands of Dollars)	Three Months Ended June 30,
	2015	2014	Change
Net sales	$86,471	$25,267	$61,204
Acquisitions				60,925
Volume				279
Price/mix				—
Income from operations	$9,095	$2,306	$6,789

The increased sales in the second quarter of 2015 were due to sales added with the acquisition subsequent to the second quarter of 2014. The addition of the acquired company added $7.1 million to segment income from operations.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three Months Ended June 30,
	2015	2014	Change
Net sales	$9,124	$8,375	$749
Acquisitions				736
Volume				146
Price/mix				(133)
Income from operations	$501	$414	$87

The increase in sales and net income during the second quarter of 2015 was due primarily to the acquisition of Caprock.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014.

OVERALL RESULTS

	Consolidated NN, Inc. Six Months Ended June 30,
(In Thousands of Dollars)	2015	2014	Change
Net sales	$328,601	$209,208	$119,393
Acquisitions				126,321
Foreign exchange effects				(17,591)
Volume				11,218
Price/ material inflation pass-through/mix				(555)
Cost of products sold (exclusive of depreciation and amortization shown separately below)	258,025	164,569	93,456
Acquisitions				98,113
Foreign exchange effects				(13,749)
Volume				7,990
Other cost changes				1,102
Selling, general and administrative	25,961	20,104	5,857
Acquisitions				6,439
Foreign exchange effects				(961)
Increase in spending				379
Depreciation and amortization	17,091	7,961	9,130
Acquisitions				9,092
Foreign exchange effects				(676)
Increase in expense				714

Income from operations	27,524	16,574	10,950
Interest expense	11,959	1,115	10,844
Other expense, net	1,419	212	1,207
Provision for income taxes	3,073	4,809	(1,736)
Share of net income from joint venture	1,882	—	1,882

Net income	$12,955	$10,438	$2,517

	Six Months Ended June 30,
	2015	2014	Change
Reconciliation of net income to adjusted net income:
Net income	$12,955	$10,438	$2,517
After-tax acquisition and integration expenses	436	1,132	(696)
After-tax foreign exchange loss on inter-company loans	655	—	655

Adjusted Net income	$14,046	$11,570	$2,476

Reconciliation of income from operations to adjusted income from operations:
Income from operations	$27,524	$16,574	$10,950
Acquisition and integration expenses	681	1,770	(1,089)

Adjusted income from operations	$28,205	$18,344	$9,861

Net Sales. Net sales increased during the first half of 2015 from the first half of 2014 principally due to sales from the companies acquired in 2014 and 2015. Three of the four companies acquired during 2014 were acquired subsequent to the first half of 2014. Additionally, sales increased from greater demand for our products in the European, Asian and North American markets served by our Metal Bearing Components Segment, namely automotive and general industrial markets. This sales growth came from overall growth in the markets we serve, from new sales programs with existing customers and sales with new customers in each of these geographic markets. Partially offsetting these increases was the impact of devaluation of the Euro on Euro denominated sales, as discussed above.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). Cost of products sold was primarily impacted by the addition of production costs added with the four companies acquired during 2014 and 2015, as discussed above. Additionally, the total was impacted by increased production costs at those units that experienced higher sales volumes, as discussed above. Partially offsetting these increases was the impact of devaluation of the Euro on Euro denominated costs, as discussed above.

Selling, General and Administrative. The majority of the increase during 2015 was due to the selling, general and administrative costs carried over from the companies acquired in 2014 subsequent to the first half of 2014.

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

Interest expense. Interest expense increased in 2015 from the interest on the debt we undertook to complete the four acquisitions in 2014.

Other expense, net. Included in other expense, net during the first half of 2015 was $1.0 million related to foreign exchange losses on inter-company loans. These losses are a function of the depreciation of the Euro versus the U.S. Dollar.

Provision for income taxes. The first half of 2015 effective tax rate of 22% is lower than the first half of 2014 effective tax rate of 32% primarily due to the geographic mix of pre-tax income. In the first half of 2015, a larger proportion of the pre-tax income was earned in foreign jurisdictions with lower statutory rates than that of the U.S.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Six Months Ended June 30,
	2015	2014	Change
Net sales	$142,496	$143,938	$(1,442)
Acquisitions				5,364
Foreign exchange effects				(17,591)
Volume				11,063
Price/material inflation pass-through/mix				(278)
Income from operations	$18,491	$17,520	$971

Net sales increased during the first half of 2015 from the first half of 2014 principally due to greater demand for our products in the North American, Asian and European automotive and general industrial markets. This greater demand was from market share gains with our customers and from winning business with new customers. Additionally, sales increased with the addition of the companies the segment acquired subsequent to the first half of 2014. Mostly offsetting these increases was the impact of devaluation of the Euro on Euro denominated sales, as discussed above.

The main drivers of the increased income from operations for the segment were $2.7 million in incremental income from the increased sales volumes, and $0.5 million in additional income from operations of the acquired companies. Segment income from operations was unfavorably impacted $2.2 million due to the depreciation in value of Euro denominated income from operations relative to the U.S. Dollar.

AUTOCAM PRECISION COMPONENTS SEGMENT

(In Thousands of Dollars)	Six Months Ended June 30,
	2015	2014	Change
Net sales	$169,093	$49,005	$120,088
Acquisitions				120,221
Volume				(133)
Income from operations	$16,813	$4,868	$11,945

The increased sales in the first half of 2015 were due to sales added with the acquisition subsequent to the first half of 2014. Income from operations of the acquisition added $12.2 million to segment income from operations.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Six Months Ended June 30,
	2015	2014	Change
Net sales	$17,012	$16,265	$747
Acquisitions				736
Volume				212
Price/mix/inflation				(201)
Income from operations	$714	$649	$65

The increase in sales and net income was primarily due to the acquisition of Caprock during the second quarter of 2015.

Changes in Financial Condition from December 31, 2014 to June 30, 2015.

From December 31, 2014 to June 30, 2015, our total assets decreased $3.8 million and our current assets decreased $2.1 million. Foreign exchange translation impacted the balance sheet when comparing changes in account balances from December 31, 2014 to June 30, 2015 by decreasing total assets $19.1 million and current assets $7.4 million.

The acquisition of Caprock added $2.0 million in current assets and $9.6 million in total assets. Additionally, the accounts receivable balance at June 30, 2015, was $17.3 million higher due to increased sales volume experienced in June and May of 2015 compared with sales levels in December and November of 2014. The day’s sales outstanding at June 30, 2015 were up slightly from the day’s sales outstanding at December 31, 2014 due to higher sales volumes with certain customers that have extended credit terms. The accounts receivable increase was largely offset by a reduction in cash balances of $15.9 million due to funding the investments in working capital and capital expenditures in the first half of 2015.

From December 31, 2014 to June 30, 2015, our total liabilities decreased $3.6 million primarily related to the devaluation of Euro denominated liabilities.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $112.0 million at June 30, 2015, compared to $105.2 million at December 31, 2014. The increase in working capital was due primarily to the increase in accounts receivable, the reduction in cash and the addition of net working capital from the Caprock acquisition, as discussed above.

Cash provided by operations was $4.3 million in the first half of 2015 compared with cash provided by operations of $5.7 million in the first half of 2014. The difference was increased working capital from higher sales levels in 2015.

Cash used by investing activities was $26.1 million in the first half of 2015 compared with cash used by investing activities of $22 million in the same period of 2014. Higher spending on acquisition of property, plant and equipment primarily related to Autocam was partially offset by lower spending on cash to acquire businesses.

Cash provided by financing activities was $6.4 million in the first half of 2015, compared with cash provided by financing activities of $19.1 million during the same period in 2014. The difference was primarily related to using debt to fund the acquisitions of VS and RFK in 2014.

Liquidity and Capital Resources

Amounts outstanding under our $350.0 million term loan facility and our $100.0 million asset backed revolver as of June 30, 2015, were $331.6 million and $17.0 million respectively. As of June 30, 2015, we can borrow up to $40.4 million under our asset backed revolver subject to limitations based on our U.S. and The Netherlands borrowing base calculations, which is calculated based on our accounts receivable and inventory. The $40.4 million of availability is net of $2.2 million of outstanding letters of credit at June 30, 2015, which are considered as usage of the facility. The only financial covenant within our debt agreements is a springing fixed charge coverage covenant if our availability under the asset backed revolver is less than $8.0 million.

Our $350.0 million term loan facility requires us to pay 5% or $17.5 million each year for the next seven years against the principal of the note. Additionally, based on the outstanding balance at June 30, 2015, the annual interest payments on the $331.6 million term loan would be $19.9 million. We believe that funds generated from operations will provide sufficient cash flow to service these required debt payments.

Many of our locations use the Euro as their functional currency. In the first half of 2015, the fluctuation of the Euro against the U.S. Dollar unfavorably impacted the translation of revenue and net income. As of June 30, 2015, no currency hedges were in place. Changes in value of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have made planned capital expenditures totaling $16.2 million as of June 30, 2015. During 2015, we expect to spend between $45.0 to $55.0 million on capital expenditures, the majority of which relate to new or expanded business. We believe that funds generated from operations and borrowings from our credit facilities will be sufficient to finance our capital expenditures and working capital needs through June 2016. We base this assertion on our current availability for borrowing of up to $40.4 million and our forecasted positive cash flow from operations for the remainder of 2015.

On July 1, 2015, we closed an underwritten registered public offering of common stock offered pursuant to a shelf registration statement on Form S-3 that was previously filed with, and declared effective by, the SEC. The total number of shares of common stock sold was 7.59 million at a public offering price of $24.00 per share. All of the shares in the offering were sold by NN. The net proceeds to NN from the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $173 million. Of these proceeds, $148.7 million was used for repayment of principal and interest on our Term Loan B and ABL Revolver subsequent to quarter end and the remainder is currently being held in cash.

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

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 16, 2015, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the SEC on March 16, 2015. There have been no changes to these policies during the three month period ended June 30, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting in various foreign currencies. To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At June 30, 2015, we had $331.6 million outstanding under our variable rate revolving credit facilities. See Note 6 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. At June 30, 2015, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $3.3 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We did not hold a position in any foreign currency hedging instruments as of June 30, 2015.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Our disclosure controls are designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within our organization. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2015 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There have been no changes in the fiscal quarter ended June 30, 2015 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that we have substantial legal and factual defenses and plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible loss related to this assessment is from $0 to $6,000. No amount was accrued at June 30, 2015 for this matter. There has been no change in the status of this matter from December 31, 2014 to June 30, 2015.

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

We withheld the following shares of common stock to satisfy tax withholding obligations during the second quarter of 2015 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs(1)
April 2015	—	—	—	—
May 2015	—	—	—	—
June 2015	2,083	$28.12	—	—

Total	2,083	$28.12	—	—

(1)	Shares were withheld to pay for tax obligations due upon the vesting of restricted stock held by certain employees granted under the NN, Inc. 2011 Stock Incentive Plan. The NN, Inc. 2011 Stock Incentive Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed on May 6, 2015).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRLTaxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: August 6, 2015	/s/ Richard D. Holder
Richard D. Holder, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 6, 2015	/s/ James H. Dorton
James H. Dorton Senior Vice President – Corporate Development and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

Date: August 6, 2015	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr. Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer) (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed on May 6, 2015).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRLTaxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document