Form 10-Q
period 2015-09-30
NN INC
filed 2015-11-05
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 3, 2015, there were 26,838,339 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NN, Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of Dollars, Except Per Share Data)	2015	2014	2015	2014
Net sales	$154,824	$125,632	$483,425	$334,840
Cost of products sold (exclusive of depreciation and amortization shown separately below)	120,195	100,441	378,220	265,010
Selling, general and administrative	11,949	11,124	37,910	29,799
Acquisition related costs excluded from selling, general and administrative	3,948	5,651	3,948	7,080
Depreciation and amortization	8,610	5,864	25,702	13,824

Income from operations	10,122	2,552	37,645	19,127

Interest expense	4,584	5,622	16,543	6,737
Other expense, net	593	1,557	2,012	1,769

Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	4,945	(4,627)	19,090	10,621
Provision (benefit) for income taxes	936	(562)	4,009	4,247
Share of net income from joint venture	621	225	2,503	225

Net income (loss)	4,630	(3,840)	17,584	6,599

Other comprehensive loss:
Foreign currency translation loss	(5,332)	(9,068)	(17,562)	(10,432)

Change in fair value of interest rate hedge	(1,419)	—	(3,044)	—

Comprehensive loss	$(2,121)	$(12,908)	$(3,022)	$(3,833)

Basic income (loss) per common share:	$0.17	$(0.21)	$0.87	$0.36

Weighted average shares outstanding	26,839	17,979	20,122	17,749

Diluted income (loss) per common share:	$0.17	$(0.21)	$0.86	$0.36

Weighted average shares outstanding	27,167	17,979	20,467	18,120

Cash dividends per common share	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In Thousands of Dollars)	2015	2014
Assets
Current assets:
Cash	$40,102	$37,317
Accounts receivable, net	108,144	97,510
Inventories	92,579	91,469
Other current assets	17,560	16,503

Total current assets	258,385	242,799

Property, plant and equipment, net	266,562	278,442
Goodwill, net	85,447	83,941
Intangible asset, net	51,829	52,827
Investment in joint venture	37,088	34,703
Other non-current assets	20,165	20,001

Total assets	$719,476	$712,713

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,338	$71,094
Accrued salaries, wages and benefits	18,362	21,148
Current maturities of long-term debt	21,677	22,160
Income taxes payable	4,933	3,274
Current portion of obligations under capital lease	5,066	5,418
Other current liabilities	10,747	14,504

Total current liabilities	121,123	137,598

Non-current deferred tax liabilities	46,950	49,461
Long-term debt, net of current portion	184,356	328,026
Obligations under capital lease, net of current portion	10,759	14,539
Other non-current liabilities	12,584	9,390

Total liabilities	375,772	539,014

Total stockholders’ equity	343,704	173,699

Total liabilities and stockholders’ equity	$719,476	$712,713

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock
(In Thousands of Dollars and Shares)	Number Of Shares	Par Value	Additional Paid in Capital	Retained Earnings	Non- controlling Interest	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2015	18,983	$190	$99,095	$69,015	$32	$5,367	$173,699
Net income	—	—	—	17,584	—	—	17,584
Dividends declared	—	—	—	(4,554)	—	—	(4,554)
Shares issued for option exercises	160	1	1,830	—	—	—	1,831
Shares issued	7,590	76	172,976	—	—	—	173,052
Stock option expense	—	—	716	—	—	—	716
Restricted stock expense	115	1	1,746	—	—	—	1,747
Performance stock unit expense	—	—	456	—	—	—	456
Restricted shares withheld from employees for tax obligations	(9)	—	(222)	—	—	—	(222)
Foreign currency translation loss	—	—	—	—	—	(17,562)	(17,562)
Change in fair value of interest rate hedge	—	—	—	—	—	(3,044)	(3,044)

Balance, September 30, 2015	26,839	$268	$276,597	$82,045	$32	$(15,239)	$343,703

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(In Thousands of Dollars)	2015	2014
Operating Activities:
Net income	$17,584	$6,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,702	13,824
Amortization of debt issuance costs	1,827	498
Debt issuance costs write-off	—	1,398
Joint venture net income in excess of cash received	(2,503)	(225)
Share-based compensation expense	2,919	1,825
Changes in operating assets and liabilities:
Accounts receivable	(11,361)	(17,838)
Inventories	(3,940)	(4,462)
Accounts payable	(8,380)	493
Other assets and liabilities	(8,593)	(635)

Net cash provided by operating activities	13,255	1,477

Investing Activities:
Acquisition of property, plant and equipment	(26,318)	(14,793)
Cash paid to acquire business, net of cash received Proceeds from disposals of property, plant and equipment	(9,017 441)	(259,504 —)
Dividends received from joint venture	869	2,538

Net cash used by investing activities	(34,025)	(271,759)

Financing Activities:
Proceeds/(Repayment) from short-term debt, net	(1,458)	(763)
Debt issue costs paid	(136)	(9,380)
Principal payments on capital lease	(3,990)	(554)
Proceeds from long-term debt	8,517	309,371
Repayment of long-term debt	(149,530)	—
Payment for acquisition of non-controlling interest	—	(2,528)
Dividends paid	(4,554)	(3,802)
Shares issued	173,052	—
Proceeds from issuance of stock and exercise of stock options	1,831	1,550

Net cash provided by financing activities	23,732	293,894

Effect of exchange rate changes on cash flows	(177)	241

Net Change in Cash	2,785	23,853
Cash at Beginning of Period	37,317	3,039

Cash at End of Period	$40,102	$26,892

The accompanying notes are an integral part of the condensed consolidated financial statements.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

(In thousands, except per share data)

Note 1. Interim Financial Statements

The accompanying condensed consolidated financial statements of NN, Inc. have not been audited, except that the condensed consolidated balance sheet at December 31, 2014 was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission, or SEC, on March 16, 2015. In our opinion, these financial statements reflect all adjustments necessary to fairly state the results of operations for the three and nine month periods ended September 30, 2015 and 2014, our financial position at September 30, 2015 and December 31, 2014, and the cash flows for the nine month periods ended September 30, 2015 and 2014 on a basis consistent with our audited financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary for fair statement of the financial position and operating results for the interim periods. As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited, condensed and consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our most recent Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the SEC on March 16, 2015. The results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of results for the year ending December 31, 2015 or any other future periods.

Note 2. Acquisitions

2015 Acquisition

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

For information regarding NN’s acquisition of Precision Engineered Products Holdings, Inc. (“PEP”), which was completed on October 19, 2015, please see Note 15 of the Notes to Consolidated Financial Statements.

2014 Acquisitions

Autocam

On August 29, 2014, we completed our merger with Autocam Corporation (“Autocam”), for $256,837 in cash and $31,717 in NN stock. Additionally, we assumed $29,160 in Autocam debt and capital lease obligations. Autocam is a global leader in the engineering, manufacture and assembly of highly complex, system critical components for fuel systems, engines and transmission, power steering and electric motors. With the completion of the Autocam merger, NN became one of the top global manufacturers in the precision metal components space. Additionally, this acquisition leverages NN’s and Autocam’s complementary core strengths and values and positions our Precision Metal Components business segment to outgrow its end markets by taking advantage of global market trends in fuel efficient technologies such as gasoline direct injection systems, high-pressure diesel injection systems and variable valve timing. The funding of the cash portion of the purchase price and acquisition costs was provided primarily from borrowings, including a $350,000 term loan entered into concurrent with the acquisition of Autocam.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

(In thousands, except per share data)

The following table summarizes the preliminary purchase price allocation for the Autocam merger at September 30, 2014, which was subsequently adjusted on our Annual Report on Form 10-K filed March 16, 2015:

Preliminary fair value of assets acquired and liabilities assumed on August 29, 2014
Current assets	$88,529
Property, plant, and equipment	146,120
Intangible assets subject to amortization	51,098
Investment in joint venture	35,595
Other non-current assets	2,170
Goodwill	77,548

Total assets acquired	$401,060

Current liabilities	34,320
Current maturities of long-term debt	6,547
Non-current deferred tax liabilities	46,998
Obligations under capital lease	18,350
Long-term debt, net of current portion	4,263
Other non-current liabilities	2,028

Total liabilities assumed	$112,506

Net asset acquired	$288,554

The combination of income, market, and cost approaches were used for the preliminary valuation where appropriate, depending on the asset or liability being valued. Valuation inputs in these models and analyses gave consideration to market participant assumptions. Acquired intangible assets were primarily customer relationships and trade names. The final purchase price allocation was completed during our year end closing process and updated on our 2014 Annual Report on Form 10-K filed on March 16, 2015.

In connection with the acquisition of Autocam, we recorded goodwill, which represented the excess of the purchase price over the estimated preliminary fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill was attributed primarily to Autocam as a going concern and the fair value of expected cost synergies and revenues growth from combining the NN and Autocam businesses. The going concern element represents the ability to earn a higher return on the combined assembled collection of assets and businesses of Autocam than if those assets and businesses were to be acquired and managed separately. Other relevant elements of goodwill are the benefits of access to certain markets and the assembled work force. None of the goodwill is expected to be deducted for tax purposes.

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

Related to the acquisition of Autocam, in the third quarter and first nine months of 2014, we recognized $5,316 and $5,857, respectively, in transaction costs. During the third quarter and the first nine months of 2014, we expensed $2,974 of deferred financing costs and make whole interest payments related to the acquisition. Transaction costs were expensed as incurred and were included in the “Acquisition related costs excluded from selling, general and administrative expenses” line item and deferred financing costs were included in the interest expense line items in the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Loss. As required by purchase accounting, the acquired inventories were recorded at their preliminary estimated fair value. These inventories were sold in the third quarter 2014 resulting in a one-time $1,992 increase in cost of sales. Beginning September 1, 2014, the consolidated results of operations of NN include the results of the acquired Autocam businesses.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

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

Other Acquisitions

On July 15, 2014, we acquired substantially all of the assets of Chelsea Grinding Company (“Chelsea”), a manufacturer of cylindrical rollers used primarily in the hydraulic pump industry and relocated the operations to our Erwin, Tennessee plant and integrated into our Metal Bearing Component Segment.

On June 20, 2014, we acquired 79.2% of the outstanding shares of RFK Valjcici d. d. Konjic (“RFK”) for $9,756 in cash. RFK is a manufacturer of tapered rollers with operations in Konjic, Bosnia & Herzegovina. NN acquired up to 99.7% of the shares of RFK during the third quarter of 2014 for an additional $2,528 in cash and reclassified this amount from non-controlling interest. RFK’s products, while complementary to NN’s existing roller bearing components, broadened our product offering and allowed penetration into adjacent markets. The results of the operations of RFK have been consolidated with NN since the date of acquisition as a part of the Metal Bearing Components Segment.

On January 30, 2014, we purchased the majority of the operating assets of V-S Industries, V-S Precision, LLC and V-S Precision SA de DV (collectively referred to as “VS”) from the secured creditors of V-S Industries for $5,580 in cash and assumed certain liabilities totaling $2,968. This was accounted for as a business combination. VS is a precision metal components manufacturer that supplies customers in a variety of industries including electric motors, HVAC, power tools, automotive and medical. The acquisition of VS provided us with a complementary, broader product offering and allowed penetration into adjacent markets. VS has two locations in Wheeling, Illinois and Juarez, Mexico and is included in Autocam Precision Components Segment. The results of VS have been consolidated with NN since the date of acquisition.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

(In thousands, except per share data)

Note 3. Inventories

Inventories are comprised of the following:

	September 30, 2015	December 31, 2014
Raw materials	$40,543	$35,191
Work in process	20,519	21,883
Finished goods	31,517	34,395

	$92,579	$91,469

Inventories on consignment at customer locations as of September 30, 2015 and December 31, 2014 totaled $3,872 and $5,857, respectively.

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

Note 4. Net Income Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$4,630	$(3,840)	$17,584	$6,599

Weighted average shares outstanding	26,839	17,979	20,122	17,749
Effective of dilutive stock options	328	—	345	371

Diluted shares outstanding	27,167	17,979	20,467	18,120

Basic net income (loss) per share	$0.17	$(0.21)	$0.87	$0.36

Diluted net income (loss) per share	$0.17	$(0.21)	$0.86	$0.36

There were no anti-dilutive options excluded from the dilutive shares outstanding for the three and nine month periods ended September 30, 2015 and 2014. During the three month period ended September 30, 2015, we issued 7,590 shares of common stock sold in a public offering. (See Note 14 of Notes to Condensed Consolidated Financial Statements)

Note 5. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the SEC on March 16, 2015. Autocam was added to the Precision Metal Components Segment during the third quarter of 2014 and the segment was renamed the Autocam Precision Components Segment during the fourth quarter of 2014. We account for inter-segment sales and transfers at current market prices. We did not have any significant inter-segment transactions during the three and nine month periods ended September 30, 2015 and 2014.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

(In thousands, except per share data)

(In Thousands of Dollars)	Metal Bearing Components Segment	Autocam Precision Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended September 30, 2015
Revenues from external customers	$60,545	$83,243	$11,036	$—	$154,824
Income (loss) from operations	$6,633	$10,894	$595	$(8,000)	$10,122

Nine Months ended September 30, 2015
Revenues from external customers	$203,041	$252,336	$28,048	$—	$483,425
Income (loss) from operations	$25,125	$27,707	$1,309	$(16,496)	$37,645
Total assets	$209,120	$431,478	$28,808	$50,070	$719,476

(In Thousands of Dollars)	Metal Bearing Components Segment	Autocam Precision Components Segment	Plastic and Rubber Components Segment	Corporate and Consolidations	Total
Three Months ended September 30, 2014
Revenues from external customers	$69,575	$46,637	$9,420	$—	$125,632
Income (loss) from operations	$7,644	$5,515	$178	$(10,785)	$2,552

Nine Months ended September 30, 2014
Revenues from external customers	$213,513	$95,642	$25,685	$—	$334,840
Income (loss) from operations	$25,164	$10,724	$827	$(17,588)	$19,127
Total assets	$216,527	$447,946	$18,157	$30,509	$713,139

NN, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

(In thousands, except per share data)

Note 6. Long-Term Debt and Short-Term Debt

Long-term debt and short-term debt at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Borrowings under our $350,000 Term Loan B bearing interest at the greater of 1% or 3 month LIBOR (0.283% at September 30, 2015) plus an applicable margin of 5.00% at September 30, 2015 expiring August 29, 2021, net of discount of $4,432.	$198,992	$340,005
Borrowings under our $100,000 ABL Revolver bearing interest at a floating rate equal to LIBOR (0.187% at September 30, 2015) plus an applicable margin of 1.75% at September 30, 2015 expiring August 29, 2019.	—	—
French Safeguard obligations	2,363	2,560
Brazilian equipment notes	917	5,304
Chinese line of credit	3,761	2,317

Total debt	206,033	350,186
Less current maturities of long-term debt	21,677	22,160

Long-term debt, excluding current maturities of long-term debt	$184,356	$328,026

Our $350,000 term loan facility, or Term Loan, may be expanded upon our request with approval of the lenders by up to $50,000 under the same terms and conditions. The Term Loan has a seven year maturity with a 5% per annum repayment. The Term Loan agreement is a covenant lite agreement with no financial covenants. The Term Loan agreement does contain customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. Costs associated with entering into the revolving credit facility were capitalized and will be amortized into interest expense over the life of the facility. As of September 30, 2015, $8,092 of net capitalized loan origination costs related to the Term Loan are reflected in the Unaudited Condensed Consolidated Balance Sheet within other non-current assets.

Our $100,000 asset backed loan, or ABL, may be expanded upon our request with approval of the lenders by up to $50,000 under the same terms and conditions. The ABL has a five year maturity and has one springing financial covenant in the event our availability on the ABL is less than $8,000. The ABL contains customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would give the lenders the right to accelerate the maturity of the debt. The facility has a swing line feature to meet short term cash flow needs. Any borrowings under this swing line are considered short term. We incurred costs as a result of issuing the ABL, which have been recorded in the condensed consolidated balance sheet within other non-current assets and are being amortized over the term of the notes. The unamortized balance at September 30, 2015 was $1,132.

We believe the book values of the above credit facilities approximate their fair values given the interest rates are variable and are consistent with market rates for a company with our credit profile.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

(In thousands, except per share data)

In connection with the acquisition of PEP and subsequent to September 30, 2015, NN entered into new credit agreement providing for new senior secured credit facilities. Proceeds from borrowings under the new senior secured credit facilities were used to fund the purchase price for PEP and to repay borrowings under our existing Term Loan and ABL facilities. (See Note 15 of Notes to Condensed Consolidated Financial Statements.)

Our French operation (acquired with Autocam) has liabilities with certain creditors subject to Safeguard protection. The liabilities are being paid annually over a 10-year period until 2019 and carry a zero percent interest rate. Amounts due as of September 30, 2015, to those creditors opting to be paid over a 10-year period totaled $2,363 and are included in current maturities of long-term debt of $304 and long-term debt, net of current portion of $2,059.

The Brazilian equipment notes represent borrowings from certain Brazilian banks to fund equipment purchases for Autocam’s Brazilian plants. These credit facilities have annual interest rates ranging from 2.5% to 9.1%.

The Chinese line of credit is a working capital line of credit with a Chinese bank bearing an annual interest rate of 4.95%.

Note 7. Goodwill, net

The changes in the carrying amount of goodwill, net for the nine month period ended September 30, 2015 are as follows:

(In Thousands of Dollars)	Metal Bearing Components Segment	Autocam Precision Components Segment	Plastic and Rubber Segment	Total
Balance as of January 1, 2015	$9,949	$73,992	—	$83,941
Goodwill acquired in acquisition	—	—	2,099	2,099
Currency translation impacts	(593)	—	—	(593)

Balance as of September 30, 2015	$9,356	$73,992	$2,099	$85,447

The goodwill balances are tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. As of September 30, 2015, there were no indications of impairment at the reporting units with goodwill balances.

Note 8. Intangible Assets, Net

With the Caprock acquisition, we acquired intangible assets with a preliminary aggregate acquired value of $2,490. The intangible assets are a customer relationship intangible asset with a preliminary estimated value of $2,430 and a trade name intangible asset with a preliminary estimated value of $60. The preliminary estimated useful lives of the intangibles are 12 years and one year, respectively. These intangible assets are subject to amortization of approximately $203 per year with year-to-date amortization expense and accumulated amortization of $88 at September 30, 2015.

Including the intangibles from the Caprock acquisition, we have gross intangible assets of $57,226 with accumulated amortization of $5,397, year-to-date amortization expense of $3,013 and annual expected amortization expense of $4,090.

Note 9. Shared-Based Compensation

During the three and nine month periods ended September 30, 2015 and 2014, approximately $1,148 and $2,919 in 2015 and $661 and $1,948 in 2014, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards. During the nine month period ended September 30, 2015, there were 115 restricted stock awards and 55 option awards to non-executive directors, officers and certain other key employees. Additionally, during the nine months ended September 30, 2015, there were 70 performance stock units issued. During the nine month period ended September 30, 2014, there were 97 restricted stock awards and 98 option awards to non-executive directors, officers and certain other key employees.

The restricted shares granted during the nine month period ended September 30, 2015, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The restricted shares granted during

NN, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

(In thousands, except per share data)

the nine month period ended September 30, 2014, vest pro-rata over three years. During the nine month periods ended September 30, 2015 and 2014, we incurred $1,747 and $951, respectively, in expense related to restricted stock. The fair value of the shares issued was determined by using the grant date closing price of our common stock.

The performance stock units granted during the nine month period ended September 30, 2015, will be satisfied in the form of company stock during 2018 depending on meeting certain performance and/or market conditions. We are recognizing the compensation expense over the three year period in which the performance and market conditions are measured. During the nine month periods ended September 30, 2015 and 2014, we incurred $456 and $0, respectively, in expense related to performance stock units. The fair value of the shares issued was determined by using the grant date closing price of our common stock for the units with a performance condition and a Monte Carlo valuation model was used to determine the fair value for shares that have a market condition.

We incurred $716 and $997 of stock option expense in the nine month periods ended September 30, 2015 and 2014, respectively. The fair value of our options cannot be determined by market value, because our options are not traded in an open market. Accordingly, we utilized the Black Scholes financial pricing model to estimate the fair value.

The following table provides a reconciliation of option activity for the nine month period ended September 30, 2015:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2015	1,175	$11.40
Granted	55	$25.16
Exercised	(160)	$11.49
Forfeited or expired	(3)	$13.12

Outstanding at September 30, 2015	1,067	$12.08	6.1	$7,359	(1)

Exercisable at September 30, 2015	857	$10.91	5.5	$6,549	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at September 30, 2015.

Note 10. Provision for Income Taxes

For the nine month periods ended September 30, 2015 and 2014, our effective tax rates were 21% and 40%, respectively. The difference between the U.S. federal statutory tax rate of 34% and our effective tax rates was primarily due to non-U.S. based earnings being taxed at lower rates reducing the effective rates for the nine month periods ended September 30, 2015 by 8%. The difference between the U.S. federal statutory tax rate of 34% and our effective tax rate in the first nine months of 2014 of 40% was due to the impact of non-deductible merger and acquisition expenses increasing the tax rate 12% during 2014 partially offset by non-U.S. based earnings being taxed at lower rates reducing the effective rate 6%. As of September 30, 2015, we do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

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

We believe that we have substantial legal and factual defenses, and plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible loss related to this assessment is from $0 to $6,000. No amount was accrued at September 30, 2015 for this matter. There has been no change in the status of this matter from December 31, 2014 to September 30, 2015.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

(In thousands, except per share data)

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

Below are the components of our JV investment balance at September 30, 2015:

January 1, 2015	$34,703
Capital contributed to the joint venture	1,999
Our share of cumulative earnings	3,957
Dividends Received	(2,868)
Accretion of basis difference from purchase accounting	(703)

September 30, 2015	$37,088

Set forth below is summarized balance sheet information for the JV:

	September 30, 2015	December 31, 2014
Current assets	$23,230	$24,140
Non-current assets	24,117	21,519

Total assets	$47,347	$45,659

Current liabilities	$11,333	$14,162

Total liabilities	$11,333	$14,162

Dividends of $2,868 were declared and paid by the JV during the three months ended September 30, 2015. We had sales to the JV of $42 and $106 during the three and nine months ended September 30, 2015, respectively. Amounts due to us from the JV were $202 as of September 30, 2015. The JV had net sales in 2014 of $50,466 and net income of $9,004. In the first nine months of 2015, the JV had net sales and net income of $35,833 and $7,228, respectively.

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

NN, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

(In thousands, except per share data)

The table below summarizes the fair value measurements of the gross asset and liability of this swap as of September 30, 2015, valued on a recurring basis:

(Dollars in thousands)		Fair Value Measurements at September 30, 2015
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset	$1,609	$—	$1,609	$—
Derivative liability	(5,084)	—	(5,084)	—

	$(3,475)	$—	$(3,475)	$—

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

We have elected to present the derivative contracts on a gross basis in the Condensed Consolidated Balance Sheet included within other non-current assets and other non-current liabilities. Had we chosen to present the derivative contract on a net basis, we would have a derivative in a net liability position of $3,475 as of September 30, 2015. We do not have any cash collateral due under such agreements.

Derivatives’ Hedging Relationships

(Dollars in thousands)	Amount of after tax of gain/ (loss) recognized in Other Comprehensive Income on Derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)
Derivatives’ Cash Flow Hedging Relationships	September 30, 2015	December 31, 2014		September 30, 2015	December 31, 2014
Forward starting interest rate swap contract	$(3,475)	$(431)	Interest Expense	$—	$—

	$(3,475)	$(431)		$—	$—

Note 14. Equity Offering

On July 1, 2015, we closed an underwritten registered public offering of common stock offered pursuant to a shelf registration statement on Form S-3 that was previously filed with, and declared effective by, the SEC. The total number of shares of common stock sold was 7,590 at a public offering price of $24.00 per share. All of the shares in the offering were sold by NN. The net proceeds to NN from the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $173,052. Of these proceeds, $148,739 was used for repayment of principal and interest on our Term Loan and ABL facilities during the three months ended September 30, 2015.

Note 15. Subsequent Events

Acquisition of PEP

On October 19, 2015, we acquired Precision Engineered Products Holdings, Inc. (“PEP”) for $615,000 in cash. The effects of this acquisition are not reflected in the financial statements presented in this Quarterly Report on Form 10-Q because the acquisition occurred subsequent to September 30, 2015. PEP is a global manufacturer of highly engineered precision

NN, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015 and 2014

(In thousands, except per share data)

customized solutions serving the medical, electrical, transportation and aerospace end markets. The addition of the PEP business into our portfolio is a transformative step in creating a diversified industrial company that serves a variety of end markets and delivers consistent results through the economic cycle. PEP strengthens our technical capabilities and provides us with additional dynamic platforms to support outgrowth of our end markets. PEP’s focus on the medical, electrical, and aerospace end markets and delivery of world class precision and technology to their customers aligns perfectly with our strategic plan allowing us to develop new products and drive operational efficiency in the years to come.

Concurrent with our acquisition of PEP, we completed our previously announced private offering of $300,000 aggregate principal amount of 10.25% Senior Notes due 2020 (the “Senior Notes”), and entered into new senior secured credit facilities consisting of a $525,000 term loan credit facility with an interest rate of the greater of LIBOR or 1.0%, plus an applicable margin of 4.75% and a $100,000 revolving loan credit facility with an interest rate of the greater of LIBOR plus an applicable margin of 3.50%. We utilized the net proceeds from the Senior Notes, together with borrowings under our new term loan credit facility and cash on hand, to pay the purchase price for the PEP acquisition, to repay borrowings under our existing Term Loan and ABL facilities and to pay fees and expenses related to the foregoing during the three months ended December 31, 2015. Additional details regarding the financing of the PEP acquisition may be found in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2015.

Closure of Wheeling Plant

On November 5, 2015, we announced the closure of our Wheeling Plant, which is included in the Autocam Precision Components Segment. This closure directly relates to the integration plan developed with the Autocam acquisition in 2014. The majority of the sales and productive assets will be relocated to existing plants with the Autocam Precision Components Segment. During the fourth quarter of 2015, we plan to take a restructuring charge preliminarily estimated with a range of approximately $4,500 to $6,000. The closure is expected to be finalized during the first half of 2016.

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

Results of Operations

Factors That May Influence Results of Operations

The following is a description of factors that have influenced our three and nine months ended September 30, 2015 results of operations that we believe are important to provide an understanding of our business and results of operations.

2014 and 2015 Acquisitions

During the year ended December 31, 2014, we completed the acquisition of four companies: Autocam, RFK, VS and Chelsea. The acquisition of Autocam occurred on August 29, 2014 and as such only one month of operations was included in the three months ended September 30, 2014. We acquired Caprock on May 29, 2015 and included three month of sales and income in the three months ended September 30, 2015. We acquired PEP on October 19, 2015. Because the acquisition of PEP occurred subsequent to September 30, 2015, our results of operations for the three and nine months ended September 30, 2015 do not include any of the operations of PEP; however, we incurred significant costs and expenses in connection with the acquisition of PEP, which are included in acquisition related costs excluded from selling, general and administrative expenses.

In an effort to enhance the comparability of the current and prior year periods, we have aggregated into “acquisitions” within each financial line item comparison below for the three and nine month periods ended September 30, 2014, the impacts of the acquisitions completed in 2014 and 2015 that were not included in the comparative prior year period. The remaining changes relate to the legacy NN businesses. For more information about the 2014 acquisitions including background on the acquired companies, the purchase price allocations and pro forma information, as required, please refer to Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 which we filed with the SEC on March 16, 2015 and Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Devaluation of the Euro and Brazilian Real against the U.S. Dollar

The Euro devalued against the U.S. Dollar beginning in the latter part of the third quarter of 2014 and accelerating during the fourth quarter of 2014 and into the first quarter of 2015. During these periods, the Euro to U.S. Dollar rate dropped from approximately $1.36 in mid-July 2014 to $1.08 at March 31, 2015 representing an approximate 20% decline in value. During the third quarter of 2015 the euro recovered 3.5% of its value to end at $1.12. The devaluation of the Euro significantly impacted the translation of our Euro denominated sales and costs when comparing the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2014. The Euro devaluation from translation negatively impacted the three and nine months ended September 30, 2015 sales by $6.5 million and $24.1, respectively, and net income by $0.5 million and $2.2 million, respectively. The Euro translation impact, and the translation impact of other currencies, is highlighted below as “foreign exchange effects”. In addition to the translation effects, the devaluation of the Euro impacted the value of certain intercompany loan receivables denominated in Euros that resulted in an unfavorable transactional impact to earnings of $1.5 million reported below in “Other expense, net” for the nine months ended September 30, 2015.

Additionally, the devaluation of the Brazilian Real had an impact in comparing Autocam’s sales from the one month included the three and nine months ended September 30, 2014 to the same period in 2015. The Real has devalued approximately 30% from September 2014 to September 2015 which negatively impacted sales by $1.0 million.

OVERALL RESULTS

We have provided a reconciliation of net income to adjusted net income (a non-GAAP measure used by management), income from operations to adjusted income from operations (a non-GAAP measure used by management) and net income to adjusted EBITDA (a non-GAAP measure used by management) to provide supplementary information about the impacts of acquisition related expenses and foreign exchange impacts on intercompany loans. We believe that the presentation of adjusted net income, adjusted income from operations and adjusted EBITDA provides useful information to investors in assessing our results of operations and potential future results. These measures should not be considered as an alternative to GAAP net income or income from operations. You should not consider adjusted net income, adjusted income from operations or adjusted EBITDA in isolation, or as a substitute for analysis of our results as reported under GAAP. Additionally, because adjusted net income, adjusted income from operations or adjusted EBITDA may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	Consolidated NN, Inc. Three Months ended September 30,
(In Thousands of Dollars)	2015	2014	Change
Net sales	$154,824	$125,632	$29,192
Acquisitions				41,561
Foreign exchange effects				(7,759)
Volume				(2,559)
Price/ material inflation pass-through/mix				(2,051)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	120,195	100,441	$19,754
Acquisitions				31,587
Foreign exchange effects				(6,083)
Volume				(1,034)
Other cost changes				(4,716)

Selling, general and administrative	11,949	11,124	825
Acquisitions				2,000
Foreign exchange effects				(536)
Reductions in spending				(639)

Depreciation and amortization	8,610	5,864	2,746
Acquisitions				3,065
Foreign exchange effects				(423)
Increase in expense				104
Acquisition related costs excluded from selling, general and administrative	3,948	5,651	(1,703)

Income from operations	10,122	2,552	7,570
Interest expense	4,584	5,622	(1,038)
Other expense, net	593	1,557	(964)
Provision for income taxes	936	(562)	1,498
Share of net income from joint venture	621	225	396

Net income	$4,630	$(3,840)	$8,470

Reconciliation of net income to adjusted net income:

Net income	$4,630	$(3,840)	$8,470
After-tax acquisition and integration expenses	3,372	9,222	(5,850)
After-tax foreign exchange loss on inter-company loans	284	880	(596)

Adjusted Net income	$8,286	6,262	2,024

Reconciliation of income from operations to adjusted income from operations:

Income from operations	$10,122	$2,552	$7,570
Acquisition and integration expenses	5,138	8,088	(2,950)

Adjusted income from operations	$15,260	$10,640	$4,620

	Three Months Ended September 30,
	2015	2014	Change
Reconciliation of net income to adjusted EBITDA:

Net income	$4,630	$(3,840)	$8,470
Provision for income taxes	936	(562)	1,498
Interest expense	4,584	5,622	(1,038)
Depreciation and amortization	8,610	5,864	2,746
Acquisition and integration expenses	5,138	8,407	(3,269)
Non-cash stock compensation	1,148	661	487
Non-cash foreign exchange loss on inter-company loans	434	1,375	(941)

Adjusted EBITDA	$25,480	$17,527	$7,953

Net Sales. Net sales increased during the third quarter of 2015 from the third quarter of 2014 due to sales from the acquired companies. The third quarter of 2015 included an additional two months of sales of Autocam and three months of sales of Caprock. Partially offsetting these increases was the impact of devaluation of the Euro on Euro denominated sales, as discussed above. Additionally, we experienced lower sales volumes at our operations in China and at operations that ship product into the Chinese market due to lower demand from Chinese-based automotive and industrial customers.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). Cost of products sold was primarily impacted by the addition of production costs from the companies acquired during 2014 and 2015, as discussed above. Partially offsetting these increases was the impact of the devaluation of the Euro on Euro denominated costs, as discussed above. Additionally, we incurred less production costs at those operations serving the Chinese market due to lower sales volumes in that geographical market.

Selling, General and Administrative. The majority of the increase during 2015 was due to the selling, general and administrative costs carried over from the companies acquired in 2014 and 2015.

Depreciation and amortization. The increase in 2015 was due to depreciation and amortization from the acquisitions in 2014 and 2015. This additional depreciation and amortization includes the related step-ups of certain property, plant and equipment to fair value and the addition of intangible assets principally for customer relationships and trade names related to the purchase price allocation of the new acquisitions.

Interest expense. Interest expense decreased $1.0 million due to lower overall debts level in the third quarter of 2015 as we used certain proceeds from the issuance of common stock to repay debt.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Three Months Ended September 30,
	2015	2014	Change
Net sales	$60,545	$69,575	$(9,030)
Foreign exchange effects				(6,694)
Volume				(1,209)
Price/material inflation pass-through/mix				(1,127)
Income from operations	$6,633	$7,644	($1,011)

Net sales decreased during the third quarter of 2015 from the third quarter of 2014 principally due to the devaluation of the Euro on Euro denominated sales, as discussed above. Additionally, we experienced lower sales volumes at our operations in China and at operations that ship product into the Chinese market due to lower demand from

Chinese-based automotive and industrial customers.

Segment income from operations was unfavorably impacted $0.7 million due to the depreciation in value of Euro denominated income from operations relative to the U.S. Dollar and $0.3 million due to lower sales volumes at our units that service the Chinese market.

AUTOCAM PRECISION COMPONENTS SEGMENT

(In Thousands of Dollars)	Three Months Ended September 30,
	2015	2014	Change
Net sales	$83,243	$46,637	36,606
Acquisitions				39,747
Foreign exchange effects				(1,065)
Volume				(1,139)
Price/mix				(937)
Income from operations	$10,894	$5,515	$5,379

The increased sales in the third quarter of 2015 were due to sales added with the acquisition of Autocam. The third quarter of 2015 included an additional two months of sales at Autocam. The addition of the Autocam added $4.6 million to segment income from operations.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Three Months Ended September 30,
	2015	2014	Change
Net sales	$11,036	$9,420	1,616
Acquisitions				1,814
Volume				(213)
Price/mix				15
Income from operations	$595	$178	417

The increase in sales and net income during the third quarter of 2015 was due primarily to the acquisition of Caprock.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014.

OVERALL RESULTS

	Consolidated NN, Inc. Nine Months Ended September 30,
(In Thousands of Dollars)	2015	2014	Change
Net sales	$483,425	$334,840	$148,585
Acquisitions				167,881
Foreign exchange effects				(25,350)
Volume				8,659
Price/ material inflation pass-through/mix				(2,605)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	378,220	265,010	113,210
Acquisitions				129,700
Foreign exchange effects				(19,833)
Volume				6,356
Other cost changes				(3,013)

Selling, general and administrative	37,910	29,799	8,111
Acquisitions				8,439
Foreign exchange effects				(1,496)
Increase in spending				1,168

Depreciation and amortization	25,702	13,824	11,878
Acquisitions				12,156
Foreign exchange effects				(1,100)
Increase in expense				822
Acquisition related costs excluded from selling, general and administrative	3,948	7,080	(3,132)

Income from operations	37,645	19,127	18,518
Interest expense	16,543	6,737	9,806
Other expense, net	2,012	1,769	243
Provision for income taxes	4,009	4,247	(238)
Share of net income from joint venture	2,503	225	2,278

Net income	$17,584	$6,599	$10,985

Reconciliation of net income to adjusted net income:

Net income	$17,584	$6,599	$10,985
After-tax acquisition and integration expenses	3,808	10,354	(6,546)
After-tax foreign exchange loss on inter-company loans	939	880	59

Adjusted Net income	$22,331	$17,833	$4,498

Reconciliation of income from operations to adjusted income from operations:

Income from operations	$37,645	$19,127	$18,518
Acquisition and integration expenses	5,819	9,858	(4,039)

Adjusted income from operations	$43,464	$28,985	$14,479

	Nine Months Ended September 30,
	2015	2014	Change
Reconciliation of net income to adjusted EBITDA:

Net income	$17,584	$6,599	$10,985
Provision for income taxes	4,009	4,247	(238)
Interest expense	16,543	6,737	9,806
Depreciation and amortization	25,702	13,824	11,878
Acquisition and integration expenses	5,819	10,158	(4,339)
Non-cash stock compensation	2,919	1,948	971
Non-cash foreign exchange loss on inter-company loans	1,456	1,375	81

Adjusted EBITDA	$74,032	$44,888	$29,144

Net Sales. Net sales increased during the first nine months of 2015 from the first nine months of 2014 principally due to sales from the companies acquired in 2014 and 2015. Three of the four companies acquired during 2014 were acquired subsequent to the first half of 2014 and one was acquired during 2015. Additionally, sales increased due to greater demand for our products in the European, Asian and North American markets served by our Metal Bearing Components Segment, namely automotive and general industrial markets. This sales growth came from overall growth in the markets we serve, from new sales programs with existing customers and sales with new customers in each of these geographic markets. Partially offsetting these increases was the impact of devaluation of the Euro on Euro denominated sales, as discussed above.

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

Selling, General and Administrative. The majority of the increase during 2015 was due to the selling, general and administrative costs carried over from the companies acquired in 2014, subsequent to the first half of 2014, and in 2015.

Depreciation and amortization. The increase in 2015 was due to depreciation and amortization from the four acquisitions in 2014 and 2015. The additional depreciation and amortization includes the related step-ups of certain property, plant and equipment to fair value and the addition of intangible assets principally for customer relationships and trade names related to the purchase price allocation of the new acquisitions.

Interest expense. Interest expense increased in 2015 from the interest on the debt we undertook to complete the four acquisitions in 2014.

RESULTS BY SEGMENT

METAL BEARING COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine Months Ended September 30,
	2015	2014	Change
Net sales	$203,041	$213,513	$(10,472)
Acquisitions				5,364
Foreign exchange effects				(24,285)
Volume				9,854
Price/material inflation pass-through/mix				(1,405)
Income from operations	$25,125	$25,164	$(39)

Net sales decreased during the first nine months of 2015 from the first nine months of 2014 principally due to the impact of devaluation of the Euro on Euro denominated sales, as discussed above. Partially offsetting, the unfavorable foreign exchange effects was greater demand for our products in the North American, Asian and European automotive and general industrial markets. This greater demand was from market share gains with our customers and from winning business with new customers. Additionally, sales increased with the addition of the companies the segment acquired subsequent to the first half of 2014.

The main drivers of the increased income from operations for the segment were $3.0 million in incremental income from the increased sales volumes and $0.3 million in additional income from operations of the acquired companies. Segment income from operations was unfavorably impacted $3.0 million due to the depreciation in value of Euro denominated income from operations relative to the U.S. Dollar.

AUTOCAM PRECISION COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine Months Ended September 30,
	2015	2014	Change
Net sales	$252,336	$95,642	$156,694
Acquisitions				159,968
Foreign exchange effects				(1,065)
Volume				(1,196)
Price/mix/inflation				(1,013)
Income from operations	$27,707	$10,724	$16,983

The increased sales in the first nine months of 2015 were due to sales added with the acquisition during 2014. Income from operations of the acquisition added $16.9 million to segment income from operations.

PLASTIC AND RUBBER COMPONENTS SEGMENT

(In Thousands of Dollars)	Nine Months Ended September 30,
	2015	2014	Change
Net sales	$28,048	$25,685	$2,363
Acquisitions				2,550
Price/mix/inflation				(187)
Income from operations	$1,309	$827	$482

The increase in sales and net income was primarily due to the acquisition of Caprock during the second quarter of 2015.

Changes in Financial Condition from December 31, 2014 to September 30, 2015.

From December 31, 2014 to September 30, 2015, our total assets increased $6.8 million and our current assets increased $15.6 million. Foreign exchange translation impacted the balance sheet when comparing changes in account balances from December 31, 2014 to September 30, 2015 by decreasing total assets $19.1 million and current assets $6.4 million.

The acquisition of Caprock added $2.0 million in current assets and $9.6 million in total assets. Additionally, the accounts receivable balance at September 30, 2015 was $11.4 million higher due to increased sales volume experienced in September and August of 2015 compared with sales levels in December and November of 2014. The day’s sales outstanding at September 30, 2015 were up slightly from the day’s sales outstanding at December 31, 2014 due to higher sales volumes with certain customers that have extended credit terms. Additionally, the cash balances of increased $2.8 million due to net cash flow.

From December 31, 2014 to September 30, 2015, our total liabilities decreased $163.2 million with the devaluation of Euro denominated liabilities causing $4.4 million of the decrease. The majority of the decrease was due to the $144.2 million reduction in short and long-term debt. This debt was repaid with a portion of the net proceeds of our $173.1 million underwritten registered public offering of common stock closed on July 1, 2015.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $137.3 million at September 30, 2015, compared to $105.2 million at December 31, 2014. The increase in working capital was due primarily to the increase in accounts receivable, the increase in cash and the addition of net working capital from the Caprock acquisition, as discussed above. Additionally, a reduction in accounts payable due to seasonally lower purchases in Europe during the third quarter increased working capital.

Cash provided by operations was $13.3 million in the first nine months of 2015 compared with cash provided by operations of $1.5 million in the first nine months of 2014. The difference was increased net income and the increased adjustment for depreciation in 2015.

Cash used by investing activities was $34.0 million in the first nine months of 2015 compared with cash used by investing activities of $271.8 million in the same period of 2014. Cash paid to acquire Autocam net of cash received was the primary difference. Additionally, we incurred higher spending on acquisition of property, plant and equipment primarily related to acquisition of Autocam.

Cash provided by financing activities was $23.7 million in the first nine months of 2015, compared with cash provided by financing activities of $293.9 million during the same period in 2014. The difference was primarily related to using debt to fund the acquisition of Autocam in 2014.

Liquidity and Capital Resources

Amounts outstanding under our $350.0 million Term Loan facility and our $100.0 million ABL facility as of September 30, 2015, were $199 million and $0 million respectively. As of September 30, 2015, we could borrow up to $59.4 million under our ABL facility subject to limitations based on our U.S. and The Netherlands borrowing base calculations, which is calculated based on our accounts receivable and inventory. The $59.4 million of availability is net of $1.8 million of outstanding letters of credit at September 30, 2015, which are considered as usage of the ABL facility.

Our Term Loan facility required us to pay 5%, or $17.5 million, each year for the next seven years against the principal of the note. Additionally, based on the outstanding balance at September 30, 2015, the annual interest payments on borrowings under our Term Loan facility would have been $12.2 million.

Our arrangements with our domestic customers typically provide that payments are due within 30 to 60 days following the date of our shipment of goods, while arrangements with foreign customers of our domestic business (other than foreign customers that have entered into an inventory management program with us) generally provide that payments are due within 60 to 120 days following the date of shipment to allow for additional transit time and customs clearance. Under the Metal Bearing Components Group Segment’s inventory management program with certain customers, payments typically are due within 30 days after the customer uses the product. Our arrangements with European customers regarding due dates vary from 30 to 90 days following date of sale for European based customers and 60 to 120 days from customers outside of Europe to allow for additional transit time and customs clearance.

Our sales and receivables can be influenced by seasonality due to our relative percentage of European business coupled with many foreign customers slowing production during the month of August.

We invoice and receive payment from many of our customers in Euros as well as other currencies. Additionally, we are party to various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. Dollar. As a result of these sales, loans, payables and receivables, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of September 30, 2015, no currency hedges were in place. In addition, a strengthening of the U.S. Dollar and/or Euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

We have made planned capital expenditures totaling $26.3 million as of September 30, 2015. During 2015, we expect to spend between $35.0 to $45.0 million on capital expenditures, the majority of which relate to new or expanded business. We believe that funds generated from operations and borrowings from our credit facilities will be sufficient to finance our capital expenditures and working capital needs through September 2016. We base this assertion on our current availability for borrowing of up to $59.4 million and our forecasted positive cash flow from operations for the remainder of 2015.

On July 1, 2015, we closed an underwritten registered public offering of common stock offered pursuant to a shelf registration statement on Form S-3 that was previously filed with, and declared effective by, the SEC. The total number of shares of common stock sold was 7.59 million at a public offering price of $24.00 per share. All of the shares in the offering were sold by NN. The net proceeds to NN from the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $173.1 million. Of these proceeds, $148.7 million was used for repayment of principal and interest on our Term Loan facility and ABL facility during the three month period ended September 30, 2015.

On October 19, 2015, NN completed its previously announced acquisition of all of the outstanding capital stock of PEP, pursuant to that certain Stock Purchase Agreement, dated as of August 17, 2015, by and among NN, PEP and PEP Industries. Concurrent with our acquisition of PEP, we completed the previously announced private offering of $300,000 aggregate principal amount of our 10.25% Senior Notes, and entered into new senior secured credit facilities consisting of a $525,000 term loan credit facility with an interest rate of the greater of LIBOR or 1.0%, plus an applicable margin of 4.75% and a $100,000 revolving loan credit facility with an interest rate of the greater of LIBOR plus an applicable margin of 3.50%. We utilized the net proceeds from the Senior Notes, together with borrowings under our new term loan credit facility and cash on hand, to pay the purchase price for the PEP acquisition, to repay borrowings under our existing Term Loan and ABL facilities and to pay fees and expenses related to the foregoing on October 19, 2015. Additional details regarding the financing for the transaction may be found in Note 15 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2015.

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

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 16, 2015, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the SEC on March 16, 2015. There have been no changes to these policies during the three month period ended September 30, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of our business due to use of certain financial instruments as well as transacting business in various foreign currencies. To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At September 30, 2015, we had $199 million outstanding under our variable rate revolving credit facilities. See

Note 6 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. At September 30, 2015, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $2.0 million.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We did not hold a position in any foreign currency hedging instruments as of September 30, 2015.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Our disclosure controls are designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within our organization. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2015 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There have been no changes in the fiscal quarter ended September 30, 2015 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Brazil ICMS Tax Matter

Prior to our acquisition of Autocam, Autocam’s Brazilian subsidiary received notification from the Brazilian tax authorities regarding ICMS (State Value Added Tax or VAT) tax credits claimed on intermediary materials (tooling and perishable items) used in the manufacturing process. The Brazilian tax authority notification disallowed state ICMS credits claimed on intermediary materials based on the argument that these items are not intrinsically related to the manufacturing processes. Autocam Brazil filed an administrative defense with the Brazilian tax authority arguing, among other matters, that it should qualify for ICMS tax credit, contending that the intermediary materials are directly related to the manufacturing process. We believe that we have substantial legal and factual defenses and plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible loss related to this assessment is from $0 to $6,000. No amount was accrued at September 30, 2015 for this matter. There has been no change in the status of this matter from December 31, 2014 to September 30, 2015.

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

The following are risk factors that affect our business, financial condition, results of operations, and cash flows, some of which are beyond our control. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. If any of the events described below were to actually occur, our business, financial condition, results of operations or cash flows could be adversely affected and results could differ materially from expected and historical results.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 16, 2015.

Risks Related to our Business

We may not realize all of the anticipated benefits from the six acquisitions closed since January 1, 2014 or any future strategic portfolio acquisition, or those benefits may take longer to realize than expected.*

Our ability to realize the anticipated benefits of the six acquisitions closed since January 1, 2014 will depend, to a large extent, on our ability to integrate these businesses and any future strategic portfolio acquisitions. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected. The difficulties of combining the operations of the acquired companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the acquired businesses with our own;

•	difficulties in the integration of operations and systems;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers; and

•	challenges in attracting and retaining key personnel.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition, or results of operations.

Additionally, we incurred a significant amount of debt in connection with these six acquisitions. Finally, in relation to these acquisitions we have significantly higher amounts of intangible assets, including goodwill. These intangible assets will be subject to impairment testing and we could incur a significant impact to our financial statements in the form of an impairment if assumptions and expectations related to these five acquisitions are not realized.

A recession impacting our end markets or the geographic regions in which we or our customers operate could have a material adverse effect on our ability to finance our operations and implement our growth strategy.*

During the three month period ended December 31, 2008 and the year ended December 31, 2009, we experienced a sudden and significant reduction in customer orders driven by reductions in automotive and industrial end market demand across all our businesses. Additionally, during the latter part of 2011 and all of 2012, we experienced the impacts of a European recession in our European businesses. Prior to this time, our company had never been affected by a recession that had impacted both of our key geographic markets of the U.S. and Europe simultaneously. If we are impacted by a global recession in the future, this could have a material adverse effect on our business, financial condition, results of operations and cash flows from operations and could lead to additional restructuring and/or impairment charges being incurred and our ability to implement our growth strategy. However, we believe we would be in a much better position to weather any recession or economic downturn given the actions taken to permanently reduce our cost base including closing or ceasing operations at four former manufacturing locations.

The demand for our products is cyclical, which could adversely impact our revenues.

The end markets for fully assembled bearings and industrial and automotive components are cyclical and tend to decline in response to overall declines in industrial and automotive production. As a result, the market for the bearing components and precision metal, plastic and rubber products we sell is also cyclical and impacted by overall levels of industrial and automotive production. Our sales have been, and can be in the future, negatively affected by adverse conditions in the industrial and/or automotive production sectors of the economy or by adverse global or national economic conditions generally. Additionally, any inflation in oil and any resulting increase in gasoline prices could have a negative impact on demand for our products as a result of consumer and corporate spending reductions.

We depend on a very limited number of foreign sources for our primary raw material and are subject to risks of shortages and price fluctuation.

The steel that we use to manufacture our metal bearing components is of an extremely high quality and is available from a limited number of producers on a global basis. Due to quality constraints in the U.S. steel industry, we obtain substantially all of the steel used in our U.S. operations of our Metal Bearing Components Group from non-U.S. suppliers. In addition, we obtain most of the steel used in our European operations from a single European source. If we had to obtain steel from sources other than our current suppliers, we could face higher prices and transportation costs, increased duties or taxes and shortages of steel. Problems in obtaining steel, particularly 52100 chrome steel in the quantities that we require on commercially reasonable terms could increase our costs, adversely impact our ability to operate our business efficiently and have a material adverse effect on our revenues and operating and financial results.

We depend heavily on a relatively limited number of customers, and the loss of any major customer would have a material adverse effect on our business.

Sales to various U.S. and foreign divisions of AB SKF (“SKF”), one of the largest bearing manufacturers in the world, accounted for approximately 26% of consolidated net sales in 2014. No other customers accounted for more than 10% of sales. During 2014, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 66% of our consolidated net sales. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.

Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings.*

A work stoppage at one or more of our facilities could have a material adverse effect on our business, financial condition, results of operations or cash flows from operations. Also, if one or more of our customers were to experience a work stoppage, that customer would likely halt or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations or cash flows from operations.

We operate in and sell products to customers outside the U.S. and are subject to several risks related to doing business internationally.*

Because we obtain a majority of our raw materials from overseas suppliers, actively participate in overseas manufacturing operations and sell to a large number of international customers, we face risks associated with the following:

•	changes in tariff regulations, which may make our products more costly to export or import;

•	changes in monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations;

•	the potential imposition of trade restrictions or prohibitions;

•	a U.S. federal tax code that discourages the repatriation of funds to the U.S.;

•	the potential imposition of import or other duties or taxes;

•	difficulties establishing and maintaining relationships with local original equipment manufacturers, distributors and dealers;

•	difficulty in staffing and managing geographically diverse operations; and

•	unstable governments or legal systems in countries in which our suppliers, manufacturing operations, and customers are located.

These and other risks may also increase the relative price of our products compared to those manufactured in other countries, thereby reducing the demand for our products in the markets in which we operate, which could have a material adverse effect on our business, financial condition, results of operations and cash flows from operations.

In addition, we could be adversely affected by violations of the Foreign Corrupt Practices Act (the “FCPA”) and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures will always protect us from the improper acts committed by our employees or agents. If we are found to be liable for FCPA, export control or sanction violations, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business, financial condition, results of operations and cash flows from operations.

In addition, due to the typical slower summer manufacturing season in Europe, we expect that revenues in the third fiscal quarter of each year will be lower than in the other quarters of the year.

We have international operations that are subject to foreign economic uncertainties and foreign currency fluctuation.*

A significant portion of our revenues are denominated in foreign currencies, which may result in additional risk of fluctuating currency values and exchange rates and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits. For example, if there continues to be a significant strengthening of the U.S. Dollar compared to the Euro, such movement may adversely affect our financial condition and results of operations.

Environmental, health and safety laws and regulations impose substantial costs and limitations on our operations; environmental compliance may be more costly than we expect any adverse regulatory action may materially adversely affect our financial condition and business operations.*

We are subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning matters such as air emissions, wastewater discharges, solid and hazardous waste handling and disposal and the investigation and remediation of contamination. The risks of substantial costs, liabilities and limitations on our operations related to compliance with these laws and regulations are an inherent part of our business, and future conditions may develop, arise or be discovered that create substantial environmental compliance or remediation liabilities and costs.

Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. To date, we have committed significant expenditures in our efforts to achieve and maintain compliance with these requirements at our facilities, and we expect that we will continue to make significant expenditures related to such compliance in the future. From time to time, we may be subject to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged noncompliance with or liability under environmental, health and safety laws, property damage or personal injury. New laws and regulations, including those which may relate to emissions of greenhouse gases, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.

With the acquisition of PEP on October 19, 2015, we acquired a significant medical device business. Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable agencies outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. We cannot guarantee that we will be able to obtain marketing clearance for our new products or enhancements or modifications to existing products. If such approval is obtained, it may:

•	take a significant amount of time;

•	require the expenditure of substantial resources;

•	involve stringent clinical and pre-clinical testing, as well as increased post-market surveillance;

•	involve modifications, repairs or replacements of our products; and

•	result in limitations on the proposed uses of our products.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. We are also subject to periodic inspections by the FDA to determine compliance with the FDA’s requirements, including primarily the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, warning letters, or other forms of enforcement. Since 2009, the FDA has significantly increased its oversight of companies subject to its regulations, including medical device companies, by hiring new investigators and stepping up inspections of manufacturing facilities. The FDA has recently also significantly increased the number of warning letters issued to companies. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement or refund of such devices, refuse to grant pending pre-market approval applications or require certificates of foreign governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions on a company-wide basis, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products.

Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to more rigorous regulation by foreign governmental authorities in the future. Penalties for a company’s non-compliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and criminal sanctions. Any domestic or foreign governmental law or regulation imposed in the future may have a material adverse effect on us.

Failure of our products could result in a product recall.*

The majority of our products go into bearings used in the automotive industry and other critical industrial manufacturing applications. A failure of our components could lead to a product recall. If a recall were to happen as a result of our components failing, we could bear a substantial part of the cost of correction. In addition to the cost of fixing the parts affected by the component, a recall could result in the loss of a portion of or all of the customer’s business. A successful product recall claim requiring that we bear a substantial part of the cost of correction or the loss of a key customer could have a material adverse effect on our business, financial condition, results of operations and cash flows from operations. To partially mitigate these risks, we carry limited product recall insurance and have invested heavily in the TS16949 quality program.

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

Our market is highly competitive and many of our competitors have significant advantages that could adversely affect our business.*

The global markets for precision bearing components, precision metal components and plastic and rubber components are highly competitive, with a majority of production represented by the captive production operations of large manufacturers and the balance represented by independent manufacturers. Captive manufacturers make components for internal use and for sale to third parties. All of the captive manufacturers, and many independent manufacturers, are significantly larger and have greater resources than we do. Our competitors are continuously exploring and implementing improvements in technology and manufacturing processes in order to improve product quality, and our ability to remain competitive will depend, among other things, on whether we are able to keep pace with such quality improvements in a cost effective manner. Due to this competitiveness, we may not be able to increase prices for our products to cover cost increases. In many cases we face pressure from our customers to reduce prices, which could adversely affect our business, financial condition, results of operations and cash flows from operations. In addition, our customers may choose to purchase products from one of our competitors rather than pay the prices we seek for our products, which could adversely affect our business, financial condition, results of operations and cash flows from operations.

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

Risks Related to our Acquisition of PEP

We may be unable to integrate PEP’s businesses with ours successfully or realize the anticipated synergies and other benefits of the acquisition of PEP or do so within the anticipated timeframe.*

We will be required to devote significant management attention and resources to integrating the operations and business practices of PEP with our existing operations and business practices. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully integrate PEP in a manner that permits us to achieve the full revenue and other benefits anticipated to result from the PEP acquisition;

•	complexities associated with managing the businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the PEP acquisition;

•	the inability to implement effective internal controls, procedures and policies for PEP as required by the Sarbanes-Oxley Act of 2002 within the time periods prescribed thereby;

•	the inability to implement effectively our new NN Operating System with respect to PEP;

•	negotiations concerning possible modifications to PEP contracts as a result of the PEP acquisition;

•	diversion of the attention of our management and the management of PEP; and

•	the disruption of, or the loss of momentum in, ongoing operations or inconsistencies in standards, controls, procedures and policies.

These potential difficulties could adversely affect our and the managers of PEP’s ability to maintain relationships with customers, suppliers, employees and other constituencies and the ability to achieve the anticipated benefits of the acquisition of PEP, and could reduce the earnings or otherwise adversely affect our operations and PEP’s and our financial results following the acquisition of PEP.

We may be unable to realize the anticipated cost or capital expenditure savings or may incur additional and/or unexpected costs in order to realize them.*

There can be no assurance that we will be able or realize the anticipated cost or capital expenditure savings from the acquisition of PEP in the anticipated amounts or within the anticipated timeframes or costs expectations or at all. We anticipate implementing a series of cost savings initiatives at the combined company that we expect to result in recurring, annual run-rate cost savings. We expect to incur one-time, non-recurring costs to achieve such synergies, including certain costs and 2015. These or any other cost or capital expenditure savings that we realize may differ materially from our estimates. We cannot provide assurances that these anticipated savings will be achieved or that our programs and improvements will be completed as anticipated or at all. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in revenues or through increases in other expenses.

Our projections and assumptions related to cost savings are based on our current estimates, but they involve risks, uncertainties, projections and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements, express or implied. Neither our independent auditors nor any other independent auditors, have examined, compiled or performed any procedures with respect to these projections, nor have they expressed any opinion, or any other form of assurance on such information or their achievability. Assumptions relating to our projections involve subjective decisions and judgments with respect to, among other things, the estimated impact of certain operational adjustments, including Six Sigma/OpEx optimization programs, product grouping and rationalization, facility rationalization and shared services cost savings and other cost and savings adjustments, as well as future economic, competitive, industry and market conditions and future business decisions, all of which are inherently uncertain and may be beyond the control of our management.

Failure to realize the expected costs savings and operating synergies related to the Acquisition could result in increased costs and have an adverse effect on the combined company’s financial results and prospects.

Our future results could suffer if we cannot effectively manage our expanded operations following the acquisition of PEP.*

As a result of the acquisition of PEP, the size of our operations were significantly increased. Our future success depends, in part, upon our ability to manage the expanded operations, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurance that we will be successful or that we will realize any operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the acquisition of PEP.

We may be unable to retain key employees as a result of the Acquisition.*

Our success will depend in part upon the ability to retain key former employees of PEP, as well as our key employees. Key employees may depart because of, among other things, issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the acquisition of PEP. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent as in the past.

PEP operates in a different line of business from our historical business, and the acquisition of PEP is significantly larger than any other acquisition we have made to date. We may face challenges managing PEP as a new business and may not realize anticipated benefits.*

The acquisition of PEP our largest acquisition to date and resulted in our being significantly engaged in lines of business of which we have little to no historical operations. Because we are entering into a new line of business, we may not have the expertise, experience and resources to pursue all of our businesses at once, or we may be unable to successfully operate the businesses. The administration of our businesses will require implementation of appropriate operations, management, compliance and financial reporting systems and controls. We may experience difficulties in effectively implementing these and other systems. PEP’s management team will require the focused attention of our management team, including a significant commitment of its time and resources. The need for management to focus on these matters could have a material and adverse impact on our revenues and operating results. If PEP’s operations are less profitable than we currently anticipate or if we do not have the experience, the appropriate expertise, or the resources to pursue all businesses of the combined company, our results of operations and financial condition may be materially and adversely affected.

We incurred substantial expenses related to the acquisition of PEP and expect to incur substantial expenses relating to the integration of our operations with PEP.*

We incurred substantial expenses related to the acquisition of PEP and expect to incur substantial expenses relating to the integration of our operations with PEP. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing and benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately.

These integration expenses may result in us taking significant charges against earnings, and the amount and timing of such charges are uncertain at present.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

2.1	Stock Purchase Agreement, dated as of August 17, 2015, by and among NN, Inc., Precision Engineered Products Holdings, Inc. and PEP Industries, LLC (incorporated by reference to Exhibit 2.1 to NN, Inc.’s Current Report on Form 8-K, filed on August 18, 2015).

4.1	Indenture, dated as of October 19, 2015, by and among NN, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to NN, Inc.’s Current Report on Form 8-K, filed on October 20, 2015).

4.2	Form of the NN, Inc. 10.25% Senior Notes due 2020 (included as Exhibit A to the Indenture filed herewith as Exhibit 4.1 to NN, Inc.’s Current Report on Form 8-K, filed on October 20, 2015).

4.3	Supplemental Indenture, dated as of October 19, 2015, by and among NN, Inc., certain direct and indirect subsidiaries of NN, Inc., as additional subsidiary guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to NN, Inc.’s Current Report on Form 8-K, filed on October 20, 2015).

10.1	Commitment Letter, dated as of August 17, 2015, by and among NN, Inc., KeyBanc Capital Markets Inc., KeyBank National Association, SunTrust Bank, SunTrust Robinson Humphrey, Inc., Regions Capital Markets and Regions Bank (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K, filed on August 18, 2015).

10.2	Purchase Agreement, dated as of October 16, 2015, by and among NN, Inc., the subsidiary guarantors party thereto and SunTrust Robinson Humphrey, Inc., acting on behalf of itself and as the representative of the several initial purchasers identified therein (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K, filed on October 20, 2015).

10.3	Joinder to the Purchase Agreement, dated as of October 19, 2015, by and among certain direct and indirect subsidiaries of NN, Inc., as additional parties to the Purchase Agreement filed herewith as Exhibit 10.2 (incorporated by reference to Exhibit 10.2 to NN, Inc.’s Current Report on Form 8-K, filed on October 20, 2015).

10.4	Credit Agreement, dated as of October 19, 2015, by and among NN, Inc., KeyBank National Association, as administrative agent, Regions Bank, a syndication agent and SunTrust Bank as documentation agent, and KeyBanc Capital Markets, Inc., SunTrust Robinson Humphrey, Inc. and Regions Capital Markets as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.3 to NN, Inc.’s Current Report on Form 8-K, filed on October 20, 2015).

10.5	Registration Rights Agreement, dated as of October 19, 2015, by and among NN, Inc., the subsidiary guarantors party thereto and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.4 to NN, Inc.’s Current Report on Form 8-K, filed on October 20, 2015).

10.6	Registration Rights Agreement Joinder, dated as of October 19, 2015, by and among certain direct and indirect subsidiaries of NN, Inc., as additional parties to the Registration Rights Agreement filed herewith as Exhibit 10.5 (incorporated by reference to Exhibit 10.5 to NN, Inc.’s Current Report on Form 8-K, filed on October 20, 2015).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRLTaxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: November 5, 2015	/s/ Richard D. Holder
Richard D. Holder,
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 5, 2015	/s/ James H. Dorton
James H. Dorton
Senior Vice President – Corporate Development and
Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: November 5, 2015	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Vice President, Chief Accounting Officer and
Corporate Controller
(Principal Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of August 17, 2015, by and among NN, Inc., Precision Engineered Products Holdings, Inc. and PEP Industries, LLC (incorporated by reference to Exhibit 2.1 to NN, Inc.’s Current Report on Form 8-K, filed on August 18, 2015).

4.1	Indenture, dated as of October 19, 2015, by and among NN, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to NN, Inc.’s Current Report on Form 8-K, filed on October 20, 2015).

4.2	Form of the NN, Inc. 10.25% Senior Notes due 2020 (included as Exhibit A to the Indenture filed herewith as Exhibit 4.1 to NN, Inc.’s Current Report on Form 8-K, filed on October 20, 2015).

4.3	Supplemental Indenture, dated as of October 19, 2015, by and among NN, Inc., certain direct and indirect subsidiaries of NN, Inc., as additional subsidiary guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to NN, Inc.’s Current Report on Form 8-K, filed on October 20, 2015).

10.1	Commitment Letter, dated as of August 17, 2015, by and among NN, Inc., KeyBanc Capital Markets Inc., KeyBank National Association, SunTrust Bank, SunTrust Robinson Humphrey, Inc., Regions Capital Markets and Regions Bank (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K, filed on August 18, 2015).

10.2	Purchase Agreement, dated as of October 16, 2015, by and among NN, Inc., the subsidiary guarantors party thereto and SunTrust Robinson Humphrey, Inc., acting on behalf of itself and as the representative of the several initial purchasers identified therein (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K, filed on October 20, 2015).

10.3	Joinder to the Purchase Agreement, dated as of October 19, 2015, by and among certain direct and indirect subsidiaries of NN, Inc., as additional parties to the Purchase Agreement filed herewith as Exhibit 10.2 (incorporated by reference to Exhibit 10.2 to NN, Inc.’s Current Report on Form 8-K, filed on October 20, 2015).

10.4	Credit Agreement, dated as of October 19, 2015, by and among NN, Inc., KeyBank National Association, as administrative agent, Regions Bank, a syndication agent and SunTrust Bank as documentation agent, and KeyBanc Capital Markets, Inc., SunTrust Robinson Humphrey, Inc. and Regions Capital Markets as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.3 to NN, Inc.’s Current Report on Form 8-K, filed on October 20, 2015).

10.5	Registration Rights Agreement, dated as of October 19, 2015, by and among NN, Inc., the subsidiary guarantors party thereto and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.4 to NN, Inc.’s Current Report on Form 8-K, filed on October 20, 2015).

10.6	Registration Rights Agreement Joinder, dated as of October 19, 2015, by and among certain direct and indirect subsidiaries of NN, Inc., as additional parties to the Registration Rights Agreement filed herewith as Exhibit 10.5 (incorporated by reference to Exhibit 10.5 to NN, Inc.’s Current Report on Form 8-K, filed on October 20, 2015).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRLTaxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document