Form 10-K
period 2015-12-31
NN INC
filed 2016-03-15
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-23486

NN, INC.

(Exact name of registrant as specified in its charter)

Delaware	62-1096725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 Mockingbird Lane Johnson City, Tennessee	37604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (423) 434-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2015, based on the closing price on the NASDAQ Stock Market LLC on that date was approximately $464,000,000

The number of shares of the registrant’s common stock outstanding on February 26, 2016 was 26,842,051.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement with respect to the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of our control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector, competitive influences, risks that current customers will commence or increase captive production, risks of capacity underutilization, quality issues, availability of raw materials, currency and other risks associated with international trade, our dependence on certain major customers, the impact of acquisitions and divestitures, unanticipated difficulties integrating acquisitions, new laws and governmental regulations, and other risk factors and cautionary statements listed from time-to-time in our periodic reports filed with the Securities and Exchange Commission. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements included herein or therein to reflect future events or developments.

All dollar amounts presented in tables that follow are in thousands (except for share data) unless otherwise indicated.

Item 1.	Business Overview

Introduction

NN, Inc. is a diversified industrial company and a leading global manufacturer of high precision bearing components, industrial plastic products and precision metal components to a variety of markets on a global basis. We have 42 manufacturing plants in North America, Western Europe, Eastern Europe, South America and China. As used in this Annual Report on Form 10-K, the terms “NN,” “the Company,” “we,” “our,” or “us” mean NN, Inc. and its subsidiaries.

Our business is aggregated into three reportable segments, the Precision Bearing Components Group (formerly known as our Metal Bearing Components Group), the Precision Engineered Products Group (formerly known as our Plastics and Rubber Components Group) and the Autocam Precision Components Group. We completed two acquisitions and one divestiture in 2015 to further our growth and implement our strategic plan. Our business segments and each of our recent transactions are described further below.

Recent Transactions

2015

On May 29, 2015, we completed the acquisition of Caprock Manufacturing, Inc. and Caprock Enclosures, LLC (collectively referred to as “Caprock”). Caprock was a privately held plastic components supplier located in Lubbock, Texas. Caprock serves multiple end markets; including aerospace, medical and general industrial. The acquisition provided further balancing of our end markets and represented the first step in our strategic plan related to transforming our plastics business. The results of Caprock have been consolidated with NN since the date of acquisition as part of the Precision Engineered Products Group.

On October 19, 2015, we completed the acquisition (the “PEP Acquisition”) of Precision Engineered Products Holdings, Inc. (“PEP”). As a result of the PEP Acquisition, PEP became a wholly owned subsidiary of NN. PEP is a global manufacturer of highly engineered precision customized solutions serving the medical, electrical, automotive and aerospace end markets. PEP combines materials science expertise with advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal and plastic components, assemblies, and finished devices. Following the PEP Acquisition and the divestiture of Delta Rubber Company (described below), we combined the operations of PEP with our Plastics and Rubber Components Group, and renamed the group as the Precision Engineered Products Group.

On November 30, 2015, we completed the divestiture of Delta Rubber Company, a wholly owned subsidiary (“Delta Rubber”). The sale of Delta Rubber was in furtherance of our strategic plan and provided further balance to our portfolio of businesses.

2014

On January 20, 2014, we acquired V-S Industries (“V-S”), a manufacturer of precision metal components with locations in Wheeling, Illinois and Juarez, Mexico. The acquisition of V-S provided us with a broader product offering and allowed for penetration into adjacent markets. V-S’s products serve a variety of industries including electric motors, HVAC, power tools, automotive and medical. V-S’s operations were integrated with the Autocam Precision Components Group.

On June 20, 2014, we acquired RFK Industries (“RFK” or the “Konjic Plant”), a manufacturer of tapered rollers located in Konjic, Bosnia and Herzegovina. RFK’s products are complementary to our existing roller bearing products and broaden our product offerings and allows penetration into adjacent markets. RFK currently exports all of its products to customers serving the European truck, industrial vehicle and railway markets. RFK’s operations were integrated with our Precision Bearing Components Group.

On July 15, 2014, we acquired Chelsea Grinding Company (“Chelsea”), a manufacturer of cylindrical rollers used primarily in the hydraulic pump industry. Following the acquisition of Chelsea, we relocated Chelsea’s operations to our Erwin, Tennessee plant. Chelsea’s operations were integrated with the Precision Bearing Components Group.

On August 29, 2014, we acquired Autocam Corporation (“Autocam”), a manufacturer of high precision metal components serving primarily the automotive and commercial vehicle HVAC and fluid power industries. Based in Kentwood, Michigan, Autocam manufactures and assembles highly complex, system critical components for fuel systems, engines, transmission, power steering and electric motors. Autocam and its subsidiaries employ over 2,100 employees with 15 manufacturing facilities in the U.S., Europe, South America and Asia. With the acquisition of Autocam, we combined our Whirlaway and V-S businesses under the renamed Autocam Precision Components Group.

Corporate Information

We were founded in October 1980 and are incorporated in Delaware. Our principal executive offices are located at 207 Mockingbird Lane, Johnson City, Tennessee, and our telephone number is (423) 434-8300. Our website address is www.nninc.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments are available via a link to www.sec.gov on our website under “Investor Relations.” Additionally, all required interactive data files pursuant to Item 405 of Regulation S-T are posted on our website.

Business Segments

Net sales, income from operations and assets for each of our business segments is presented in Management’s Discussion and Analysis of Financial Condition Results of Operations and Note 2 and Note 12 of the Notes to the Consolidated Financial Statements. Additional information regarding our three business segments (Precision Bearing Components Group, Precision Engineered Products Group and Autocam Precision Components Group) is presented below.

Precision Bearing Components Group

Beginning with the fourth quarter we have rebranded our Metal Bearing Components Group as the Precision Bearing Components Group. This important change aligns with our core belief that everything we do requires precision and provides for the groups continued increased production in materials other than metal. Within our Precision Bearing Components Group, we manufacture and supply high precision bearing components, consisting of balls, cylindrical rollers, tapered rollers, spherical rollers and metal retainers, for leading bearing and CV-joint manufacturers on a global basis. We are a leading independent manufacturer of precision steel bearing balls and rollers for the North American, European and Asian markets. We offer one of the industry’s most complete lines of commercially available bearing components. We emphasize application-specific engineered products that take advantage of competencies in product design and tight tolerance manufacturing processes. Our customers use our components in fully assembled ball and roller bearings and CV-joints, which serve a wide variety of end markets, including the automotive, electrical, agricultural, construction, machinery, heavy truck, and rail.

Precision Engineered Products Group

Following the PEP Acquisition and the divestiture of Delta Rubber, we combined the operations of PEP with our Plastics and Rubber Components Segment, and renamed the segment as the Precision Engineered Products Group. Within our Precision Engineered Products Group, we combine materials science expertise with advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal and plastic components, assemblies, and finished devices for the medical, electrical, automotive and aerospace end markets.

Autocam Precision Components Group

Within our Autocam Precision Components Group, we manufacture highly engineered, difficult-to-manufacture precision metal components and subassemblies for the automotive, HVAC, fluid power and diesel engine end markets. Our entry into the precision metal components market began in 2006 with the acquisition of Whirlaway Corporation. We dramatically expanded the segment in 2014 with the acquisitions of Autocam and V-S. These acquisitions furthered our strategy to diversify our end markets and build upon our core manufacturing competency of high-precision metal machining.

Products

Precision Bearing Components Group

Precision Steel Balls. At our Precision Bearing Components Group facilities (with the exception of our Veenendaal plant), we manufacture and sell high quality, precision steel balls. Our steel balls are used primarily by manufacturers of anti-friction bearings and constant velocity joints where precise spherical, tolerance and surface finish accuracies are required.

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

Metal Retainers. We manufacture and sell precision metal retainers for roller bearings used in a wide variety of industrial applications. Retainers are used to separate and space the rolling elements within a fully assembled bearing. We manufacture metal retainers at our Veenendaal plant.

Precision Engineered Products Group

Precision Solutions. With the addition of PEP, we manufacture a variety of components, assemblies and instruments, such as surgical knives, bioresorbable implants, surgical staples, orthopedic system tools, laparoscopic devices, drug delivery devices and catheter components for the medical end market, electrical contacts, connectors, contact assemblies and precision stampings for the electrical control end market, precision components, assemblies and electrical contacts for the automotive end market, and a variety of engineered materials for the aerospace and defense end market, including optical grade plastics, thermally conductive plastics, and titanium, Inconel, magnesium and gold electroplating. At our Lubbock plant, we manufacture and sell precision plastic retainers for ball and roller bearings used in a wide variety of industrial applications. We also manufacture and sell a wide range of specialized plastic products including automotive under-the-hood components, electronic instrument cases and precision electronic connectors and lenses.

Autocam Precision Components Group

Precision Components. We sell a wide range of highly engineered, extremely close tolerance, precision-machined metal components and subassemblies primarily to the consumer transportation, industrial technology, HVAC, fluid power and diesel engine end markets. We have developed an expertise in manufacturing highly complex, system critical components for fuel systems, engines and transmissions, power steering systems and electromechanical motors. This expertise has been gained through investment in technical capabilities, processes and systems, and skilled program management and product launch capabilities.

Research and Development

As a part of our strategic plan, we are in the process of enhancing our research and development efforts. We will initially focus on adjacent markets, manufacturing process enhancements and continuing to improve our product quality. In addition, we intend to develop patented products that can be presented to and sold by our customers. Patent applications for two medical devices were filed in 2015, a surgical knife and impactor adapter and screw assembly. In general, these research and development efforts will entail using dedicated internal experts and resources. The amounts spent on research and development activities by us during each of the last three fiscal years are not material and are expensed as incurred.

Customers

Our products are supplied primarily to manufacturers for use in a broad range of industrial applications, including automotive, electrical, agricultural, construction, machinery, heavy truck, rail, medical, aerospace and defense, HVAC, fluid power and diesel engines. Our top ten customers account for approximately 53% of our revenue. Sales to each of these top ten customers are made to multiple customer locations and divisions throughout the world. Only one of these customers, AB SKF (“SKF”), had sales levels that were over 10% of total net sales. Sales to various U.S. and foreign divisions of SKF accounted for approximately 16% of net sales in 2015. In 2015, 56% of our products were sold to customers in North America, 26% to customers in Europe, 13% to customers in Asia and the remaining 5% to customers in South America.

We sell our products to most of our largest customers under either sales contracts or agreed upon commercial terms. In general, we pass through material cost fluctuations when incurred to our customers in the form of changes in selling prices. We ordinarily ship our products directly to customers within 60 days, and in many cases, during the same calendar month of the date on which a sales order is placed. Accordingly, we generally have an insignificant amount of open (backlog) orders from customers at month end.

See Note 12 of the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional segment financial information.

Sales and Marketing

A primary emphasis of our marketing strategy is to expand key customer relationships by offering high quality, high-precision, application-specific customer solutions with the value of a single supply chain partner for a wide variety of products and components. Due to the technical nature of many of our products, our engineers and manufacturing management personnel also provide technical sales support functions, while internal sales employees handle customer orders and other general sales support activities. Each of our groups use a distinct direct sales force supported by senior segment management and engineering involvement. Our Precision Bearing Components Group marketing strategy focuses on our ability to provide consistent, high quality products that meet the most precise specifications of leading global brands. Our marketing strategy for the Precision Engineered Products Group and the Autocam Precision Components Group is to offer custom manufactured, high quality, precision products to markets with high value-added characteristics at competitive price levels. This strategy focuses on relationships with key customers that require the production of technically difficult parts and assemblies, enabling us to take advantage of our strengths in custom product development, equipment and tool design, component assembly and machining processes.

The following table presents a breakdown of our net sales for fiscal years 2015, 2014 and 2013:

(In Thousands)	2015	2014	2013

Precision Bearing Components Group	$261,837	$278,026	$259,459
Percentage of Total Sales	39%	57%	70%

Precision Engineered Products Group	77,183	33,351	34,991
Percentage of Total Sales	12%	7%	9%

Autocam Precision Components Group	328,260	177,224	78,756
Percentage of Total Sales	49%	36%	21%

Total	$667,280	$488,601	$373,206

Percentage of Total Sales	100%	100%	100%

Following the PEP Acquisition and the divestiture of Delta Rubber, we combined the operations of PEP with our Plastics and Rubber Components Group, and renamed the segment as the Precision Engineered Products Group. The Precision Engineered Products Group includes the Plastic and Rubber Components Group as presented in our previous filings. Net sales for the Plastics and Rubber Components Group in 2015 include $36.5 million, or 5%, relating to our former Plastic and Rubber Components Segment. Net sales for fiscal years 2014 and 2013 solely relate to our former Plastic and Rubber Components Segment.

Employees

As of December 31, 2015, we employed a total of 4,741 full-time employees and 572 full time equivalent temporary workers. Of our total employment, 17% are management/staff employees and 83% are production employees. The employees at the Pinerolo, Veenendaal and Autocam France plants are unionized. We believe we have a good working relationship with our employees and the unions that represent them.

Competition

Precision Bearing Components Group

Our Precision Bearing Components Group operates in intensely competitive markets. Our primary domestic competitor is Hoover Precision Products, Inc., a wholly owned subsidiary of Tsubaki Nakashima Co., LTD. Our primary foreign competitors are Amatsuji Steel Ball Manufacturing Company, Ltd. (Japan), a wholly owned division of NSK LTD., Tsubaki Nakashima Co., LTD (Japan) and Jiangsu General Ball and Roller Co., LTD (China). Additionally, we compete with bearing manufacturers’ in-house (captive) production.

We believe that competition within the Precision Bearing Components Group is based principally on quality, price and the ability to consistently meet customer delivery requirements. Management believes that our competitive strengths are our precision manufacturing capabilities, our wide product assortment, our reputation for consistent quality and reliability, our global manufacturing footprint and the productivity of our workforce.

Precision Engineered Products Group

Our Precision Engineered Products Group also operates in intensely competitive markets. We must compete with numerous companies in each industry market segment. Many of these companies have substantially greater financial resources than we do and many currently offer competing products nationally and internationally.

Our primary competitors in the plastic bearing retainer market are Nakanishi Manufacturing Corporation, and Pressey. Domestically, National, Nypro Inc., Thermotech, GW Plastics, C&J Industries and Nyloncraft are amongst the largest players in the precision plastic components markets. Our primary competitors in the medical device market are Tecomet, Inc., Lake Region Medical, Inc., and Vention Medical, Inc. Our primary competitors in the electrical market are Deringer-Ney, Inc., Doduco GmbH and Metalor Technologies International. Our primary competitors in the automotive and aerospace market are Interplex Industries, Inc. and Accu-Mold, LLC.

We believe that competition within the plastic injection molding, plastic bearing retainer, precision plastic components, medical device, electrical, automotive and aerospace markets is based principally on quality, price, design capabilities and speed of responsiveness and delivery. Management believes that our competitive strengths are product development, tool design, fabrication, and tight tolerance molding processes. With these strengths, we have built our reputation in the marketplace as a quality producer of technically difficult products.

Autocam Precision Components Group

In the market in which our Autocam Precision Components Group operates, internal production of components by our customers can impact our business as the customers weigh the risk of outsourcing strategically critical components or producing in-house. Our primary outside competitors are Häring, A. Berger, C&A Tool, American Turned Products, Camcraft and AB Heller. We generally win new business on the basis of technical competence and our proven track record of successful product development.

Raw Materials

Precision Bearing Components Group

The primary raw material used in our core ball and roller business of the Precision Bearing Components Group is 52100 Steel, which is high quality chromium steel. Our other steel requirements include metal strip, stainless steel, and type S2 rock bit steel.

The Precision Bearing Components Group businesses purchase substantially all of their 52100 Steel requirements from suppliers in Europe and Japan, and all of their metal strip requirements from European suppliers and traders. We purchase steel on the basis of composition, quality, availability and price. For precision steel balls, the pricing arrangements with our suppliers are typically subject to adjustment every three to six months in North America and contractually adjusted on an annual basis within the European locations for the base steel price and quarterly for surcharge adjustments. If any of our current suppliers were unable to supply 52100 Steel to us, higher costs and/or production interruptions could occur as a result of obtaining 52100 Steel from alternate sources. Our operating results would be negatively affected in the event that North American or European governments impose any significant quotas, tariffs or other duties or restrictions on the import of such steel, if the U.S. dollar decreases in value relative to foreign currencies or if supplies available to us would significantly decrease.

Precision Engineered Products Group

The Precision Engineered Products Group uses a wide variety of metals in various forms, including precious metals like gold, silver, palladium and platinum. Through our diverse network of suppliers, we minimize supplier concentration risk and provide a stable supply of raw materials at competitive pricing. This group also procures resins and metal stampings from several domestic and foreign suppliers.

For the Precision Engineered Products Group, we base purchase decisions on quality, service and price. Generally, we do not enter into written supply contracts with our suppliers or commit to maintain minimum monthly purchases of materials. However, we carefully manage raw material price volatility, particularly with respect to precious metals, through the use of consignment agreements. In effect, we lease the precious metals for our own stock and buy the raw materials only on the same day customer shipments are priced, thereby eliminating speculation. In addition, our products with precious metal content are priced with a margin on the raw material cost to further protect against raw material price volatility and to provide incremental profit.

Autocam Precision Components Group

The Autocam Precision Components Group produces products from a wide variety of metals in various forms from various sources located in the North America, Europe and Japan. Basic types include hot rolled steel, cold rolled steel (both carbon and alloy), stainless, extruded aluminum, die cast aluminum, gray and ductile iron castings, hot and cold forgings and mechanical tubing. Some material is purchased directly under contracts, some is consigned by the customer, and some is purchased directly from the steel mills.

In each of our three segments, we have historically been affected by upward price pressure on steel principally due to general increases in global demand. In general, we pass through material cost fluctuations to our customers in the form of changes in selling price.

Patents, Trademarks and Licenses

Historically, we have not owned any U.S. or foreign patents, trademarks or licenses that are material to our business; however, in connection with the PEP Acquisition, we acquired six U.S. patents, four patent applications and trademarks for various trade names. Furthermore, we intend to develop patented products that can be presented to and sold by our customers.

Additionally, we rely on certain data and processes, including trade secrets and know-how, and the success of our business depends, to some extent, on such information remaining confidential. Each executive officer is subject to a non-competition and confidentiality agreement that seeks to protect this information. Additionally, all employees are subject to company code of ethics policies that prohibit the disclosure of information critical to the operations of our business.

Seasonal Nature of Business

Historically, due to a substantial portion of sales to European customers, seasonality has been a factor for our business in that some European customers typically reduce their production activities during the month of August.

Regulatory Matters

Environmental Compliance

Our operations and products are subject to extensive federal, state and local regulatory requirements both domestically and abroad relating to pollution control and protection of the environment. These laws and regulations govern, among other things, discharges to air or water, the generation, storage, handling, and use of automotive hazardous materials and the handling and disposal of hazardous waste generated at our facilities. Under such laws and regulations, we are required to obtain permits from governmental authorities for some of our operations. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. Under some environmental laws and regulations, we could also be held responsible for all the costs relating to any contamination at its past or present facilities and at third-party waste disposal sites. We maintain a compliance program to assist in preventing and, if necessary, correcting environmental problems. In the Precision Bearing Components Group, the Kysucke plant, the Veenendaal plant, the Pinerolo plant and Kunshan plant are ISO 14000 or 14001 certified and all received the EPD (Environmental Product Declaration), except for the Veenendaal plant’s stamped metal parts business.

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

FDA Compliance

As a contract manufacturer of medical devices, certain of our subsidiaries, including PEP, are required to register as such with the U.S. Food and Drug Administration (“FDA”). Each of our facilities that manufacture finished medical devices is registered with the FDA. To maintain our registration, we deploy a robust quality management system across all of our manufacturing facilities.

With respect to medical products that we are specifically developing to sell to our customers, before these devices can be marketed, we will seek to obtain a marketing clearance from the FDA under Section 510(k) of the United States Federal Food, Drug, and Cosmetic Act. The FDA typically grants a 510(k) clearance if the applicant can establish that the device is substantially equivalent to a predicate device. Clearance under Section 510(k) typically takes about three months from the date of submission.

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position
Richard D. Holder	53	Chief Executive Officer and President
James H. Dorton	59	Senior Vice President – Chief Financial Officer
Matthew S. Heiter	55	Senior Vice President and General Counsel
L. Jeffery Manzagol	60	Senior Vice President – General Manager of the Precision Bearing Components Group
John A. Manzi	51	Senior Vice President – General Manager, Precision Engineered Products Group
Warren Veltman	54	Senior Vice President – General Manager Autocam Precision Components Group
James R. Widders	59	Senior Vice President – Integration and Corporate Transformation
Thomas C. Burwell, Jr.	47	Vice President – Chief Accounting Officer and Corporate Controller
William C. Kelly, Jr.	57	Vice President – Chief Administrative Officer and Secretary

Set forth below is certain additional information with respect to each of our executive officers.

Richard D. Holder joined us as President and Chief Executive Officer in June 2013. Prior to joining us, Mr. Holder served as President of Eaton Electrical Components Group of Eaton Corporation’s Electrical Sector from 2010 to 2013, Executive Vice President of the Eaton Business Systems from 2007 to 2010, Vice President and General Manager of the Power Distribution and Assemblies Division from 2004 to 2006 and Vice President Supply Chain and Operational Excellence from 2001 to 2004. Prior to joining Eaton, Mr. Holder served as Director of Aircraft & Technical Purchasing for US Airways from 1999 to 2001. Prior to this position, Mr. Holder held a variety of leadership positions at Allied Signal Corporation, an aerospace, automotive and engineering company, and Parker Hannifin Corporation, a global motion and control technology manufacturer.

James H. Dorton joined us as Vice President of Corporate Development and Chief Financial Officer in June 2005. In May 2010, Mr. Dorton was promoted to Senior Vice President. Prior to joining us, Mr. Dorton served as Executive Vice President and Chief Financial Officer of Specialty Foods Group, Inc. from 2003 to 2004, Vice President Corporate Development and Strategy and Vice President – Treasurer of Bowater Incorporated from 1996 to 2002 and as Treasurer of Intergraph Corporation from 1989 to 1996. Mr. Dorton is a Certified Public Accountant.

Matthew S. Heiter joined us as Senior Vice President and General Counsel in July 2015. Prior to joining us, Mr. Heiter was a shareholder in the law firm of Baker, Donelson, Bearman, Caldwell and Berkowitz, PC from May 1996 to December 1999 and from July 2002 to July 2015, where he served as chairman of the firm’s Securities and Corporate Governance Practice Group. From January 2000 to July 2002, Mr. Heiter served as the Executive Vice President, General Counsel and Secretary of Internet Pictures Corporation, a publicly traded internet technology company.

L. Jeffery Manzagol joined us as Senior Vice President - General Manager of the Precision Bearing Components Group in October 2014. Manzagol stepped into his role with more than 36 years of metal bearings and high precision manufacturing experience. He most recently served as President of the Bearings Division at Kaydon Corporation. Previously, Manzagol held various leadership positions at SKF Group, including President and General Manager at the Armada, Michigan facility.

John Manzi joined us as Senior Vice President - General Manager of Precision Engineered Products Group in October 2015 in connection with the completion of the PEP Acquisition. Previously, Mr. Manzi served as the President and Chief Executive Officer of PEP. Mr. Manzi was instrumental in leading PEP’s development and, together with PEP’s management team, has successfully enhanced PEP’s end market reach, expanded its product breadth and executed on key strategic acquisitions. Mr. Manzi has 20 years of experience with PEP. Prior to joining PEP’s management team, Mr. Manzi held various positions including President of PEP’s Attleboro operations, Vice President of Operations, and Engineering Manager.

Warren Veltman joined us as Senior Vice President and General Manager of our Autocam Precision Components Group in September 2014. Veltman served as Chief Financial Officer of Autocam Corporation from 1990 and Secretary and Treasurer since 1991. Prior to Mr. Veltman’s service at Autocam, Mr. Veltman was an Audit Manager with Deloitte & Touche LLP.

James R. Widders was appointed us as Senior Vice President of Integration and Corporate Transformation in September 2014. Prior to that appointment, Mr. Widders was Vice President and General Manager of our then-named Metal Bearing Components Group beginning in December 2010. Mr. Widders had 13 years of service at Whirlaway prior to its acquisition by NN. Prior to joining us, he served as Vice President and General Manager at Technifab, Inc. a manufacturer of molded foam components for the Aerospace industry and in various management positions with GE Superabrasives, a division of General Electric.

Thomas C. Burwell, Jr. joined us as Corporate Controller in September 2005. He was promoted to Vice President Chief Accounting Officer and Corporate Controller in 2011. Prior to joining NN, Mr. Burwell held various positions at Coats, PLC from 1997 to 2005 ultimately becoming the Vice President of Finance for the U.S. Industrial Division. From 1992 to 1997, Mr. Burwell held various positions at the international accounting firm BDO Seidman, LLP. Mr. Burwell is a Certified Public Accountant.

William C. Kelly, Jr. was appointed our Vice President and Chief Administrative Officer since June 2005. In March, 2003, Mr. Kelly was elected to serve as our Chief Administrative Officer. In March 1999, he was elected Secretary and still serves in that capacity. In February 1995, Mr. Kelly was elected Treasurer and Assistant Secretary. He joined us in 1993 as Assistant Treasurer and Manager of Investor Relations. In July 1994, Mr. Kelly was elected to serve as our Chief Accounting Officer, and served in that capacity through March 2003. Prior to joining us, Mr. Kelly served from 1988 to 1993 as a Staff Accountant and as a Senior Auditor with the accounting firm of PricewaterhouseCoopers LLP. As previously disclosed, Mr. Kelly has notified us that he will retire effective as of May 12, 2016.

Item 1A.	Risk Factors

The following are risk factors that affect our business, prospects, financial condition, results of operations, and cash flows, some of which are beyond our control. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K. If any of the events described below were to actually occur, our business, prospects, financial condition, results of operations or cash flows could be adversely affected and results could differ materially from expected and historical results.

We may not realize all of the anticipated benefits from the six acquisitions closed since January 1, 2014 or any future strategic portfolio acquisition, or those benefits may take longer to realize than expected.

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

During the three month period ended December 31, 2008 and the year ended December 31, 2009, we experienced a sudden and significant reduction in customer orders driven by reductions in automotive and industrial end market demand across all our businesses. Additionally, during the latter part of 2011 and all of 2012, we experienced the impacts of a European recession in our European businesses. Prior to this time, we had never been affected by a recession that had impacted both of our key geographic markets of the U.S. and Europe simultaneously. If we are impacted by a global recession in the future, this could have a material adverse effect on our business, financial condition, results of operations and cash flows from operations and could lead to additional restructuring and/or impairment charges being incurred and our ability to implement our growth strategy. However, we believe we would be in a much better position to weather any recession or economic downturn given the actions taken to permanently reduce our cost base including closing or ceasing operations at four former manufacturing locations.

The demand for our products is cyclical, which could adversely impact our revenues.

The end markets for fully assembled bearings and industrial and automotive components are cyclical and tend to decline in response to overall declines in industrial and automotive production. As a result, the market for the bearing components and precision metal and industrial plastic products we sell is also cyclical and impacted by overall levels of industrial and automotive production. Our sales have been, and can be in the future, negatively affected by adverse conditions in the industrial and/or automotive production sectors of the economy or by adverse global or national economic conditions generally. Additionally, any inflation in oil and any resulting increase in gasoline prices could have a negative impact on demand for our products as a result of consumer and corporate spending reductions.

We depend on a very limited number of foreign sources for our primary raw material and are subject to risks of shortages and price fluctuation.

The steel that we use to manufacture our precision bearing components is of an extremely high quality and is available from only a limited number of producers on a global basis. Due to quality constraints in the U.S. steel industry, we obtain substantially all of the steel used in our U.S. operations of our Precision Bearing Components Group from non-U.S. suppliers. In addition, we obtain most of the steel used in our European operations from a single European source. If we had to obtain steel from sources other than our current suppliers, we could face higher prices and automotive costs, increased duties or taxes and shortages of steel. Problems in obtaining steel, particularly 52100 chrome steel in the quantities that we require, on commercially reasonable terms could increase our costs, adversely impact our ability to operate our business efficiently and have a material adverse effect on our revenues and operating and financial results.

We depend heavily on a relatively limited number of customers, and the loss of any major customer would have a material adverse effect on our business.

Sales to various U.S. and foreign divisions of SKF, one of the largest bearing manufacturers in the world, accounted for approximately 16% of consolidated net sales in 2015. No other customers accounted for more than 10% of sales. During 2015, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 53% of our consolidated net sales. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.

Our substantial indebtedness could adversely affect our financial condition and results of operations.

We are highly leveraged. As of December 31, 2015, we had approximately $820 million of indebtedness outstanding, and had an additional $90.9 million available for borrowing under our debt agreements. Our high degree of leverage could have important consequences, including:

•	increasing our vulnerability to adverse economic, industry, or competitive developments;

•	requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund operations, capital expenditures, and future business opportunities;

•	exposing us to the risk of increased interest rates, which could cause our debt service obligations to increase significantly;

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under our debt agreements;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product and service development, debt service requirements, acquisitions, and general corporate or other purposes; and

•	limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage may prevent us from exploiting.

If any one of these events were to occur, our financial condition and results of operations could be materially and adversely affected. For more information regarding our indebtedness, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Despite our high indebtedness level, we will still be able to incur substantial additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our and our subsidiaries’ debt levels, the related risks that we now face would increase.

Our debt agreements contain restrictions that will limit our flexibility in operating our business.

Our debt agreements contain various covenants that limit our ability to engage in specified types of transactions. These covenants will limit our ability to, among other things:

•	incur additional indebtedness or issue certain preferred equity;

•	pay dividends on, repurchase, or make distributions in respect of our capital stock, prepay, redeem, or repurchase certain debt or make other restricted payments;

•	make certain investments;

•	create certain liens;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends to us;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

In addition, the restrictive covenants in our debt agreements require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under one or more of our debt agreements, and permit our lenders to cease making loans to us under our credit facilities. Furthermore, if we were unable to repay the amounts due and payable under our secured debt agreements, our secured lenders could proceed against the collateral granted to them to secure our borrowings. Such actions by the lenders could also cause cross defaults under our other debt agreements.

We may not be able to generate sufficient cash to service all of our indebtedness and we may not be able to refinance our debt obligations as they mature.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

As our debt obligations mature or if our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness, including the Senior Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of our existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings.

A work stoppage at one or more of our facilities could have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows from operations. Also, if one or more of our customers were to experience a work stoppage, that customer would likely halt or limit purchases of our products, which could have a material adverse effect on our business, prospects, financial condition and results of operations or cash flows from operations.

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

In addition, we could be adversely affected by violations of the Foreign Corrupt Practices Act (the “FCPA”) and similar worldwide anti-bribery laws, as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures will always protect us from the improper acts committed by our employees or agents. If we are found to be liable for FCPA, export control or sanction violations, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows from operations.

In addition, due to the typical slower summer manufacturing season in Europe, we expect that revenues in the third fiscal quarter of each year will be lower than in the other quarters of the year.

We have international operations that are subject to foreign economic uncertainties and foreign currency fluctuation.

Approximately 39% of our revenues are denominated in foreign currencies, which may result in additional risk of fluctuating currency values and exchange rates and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits. In 2015, the U.S. dollar continued to strengthen compared to the euro, which adversely affected our revenue by $39.1 million. Further strengthening of the U.S. dollar may adversely affect our financial condition and results of operations.

Environmental, health and safety laws and regulations impose substantial costs and limitations on our operations; environmental compliance may be more costly than we expect, and any adverse regulatory action may materially adversely affect our business.

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

Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. To date, we have committed significant expenditures in our efforts to achieve and maintain compliance with these requirements at our facilities, and we expect that we will continue to make significant expenditures related to such compliance in the future. From time to time, we may be subject to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged noncompliance with or liability under environmental, health and safety laws, property damage or personal injury. New laws and regulations, including those which may relate to emissions of greenhouse gases, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, prospects, financial condition or results of operations.

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

The majority of our products are components of our customers’ products that are used in the automotive industry and other critical industrial applications. A failure of our components could lead to a product recall. If a recall were to happen as a result of our components failing, we could bear a substantial part of the cost of correction. In addition to the cost of fixing the parts affected by the component, a recall could result in the loss of a portion of or all of the customer’s business. A successful product recall claim requiring that we bear a substantial part of the cost of correction or the loss of a key customer could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows from operations.

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

Our market is highly competitive, and many of our competitors have significant advantages that could adversely affect our business.

The global markets for precision bearing components and precision metal and plastic components are highly competitive, with a majority of production represented by the captive production operations of large manufacturers,    and the balance represented by independent manufacturers. Captive manufacturers make components for internal use and for sale to third parties. All of the captive manufacturers, and many independent manufacturers, are significantly larger and have greater resources than we do. Our competitors are continuously exploring and implementing improvements in technology and manufacturing processes in order to improve product quality, and our ability to remain competitive will depend, among other things, on whether we are able to keep pace with such quality improvements in a cost effective manner. Due to this competitiveness, we may not be able to increase prices for our products to cover cost increases. In many cases we face pressure from our customers to reduce prices, which could adversely affect our business, financial condition, results of operations and cash flows from operations. In addition, our customers may choose to purchase products from one of our competitors rather than pay the prices we seek for our products, which could adversely affect our business, prospects, financial condition, results of operations and cash flows from operations.

Our production capacity has been expanded geographically in recent years to operate in the same markets as our customers.

We have expanded our precision bearing components production facilities and capacity over the last several years. Historically, precision bearing component production facilities have not always operated at full capacity. Over the past several years, we have undertaken steps to address a portion of the capacity risk including closing or ceasing operations at certain plants and downsizing employment levels at others. As such, the risk exists that our customers may exit the geographic markets in which our production capacity is located and/or develop vendors in lower cost countries in which we do not have production capacity.

The price of our common stock may be volatile.

The market price of our common stock could be subject to significant fluctuations and may decline. Among the factors that could affect our stock price are:

•	macro or micro-economic factors;

•	our operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as earnings per share, net income and revenues;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	loss of any member of our senior management team;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	sales of our common stock by stockholders;

•	general market conditions;

•	domestic and international economic, legal and regulatory factors unrelated to our performance;

•	loss of a major customer; and

•	the declaration and payment of a dividend.

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

Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable and may prevent shareholders from receiving a takeover premium for their shares. These provisions include, for example, a classified board of directors and the authorization of our board of directors to issue up to five million preferred shares without a stockholder vote. In addition, our certificate of incorporation provides that stockholders may not call a special meeting.

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

We may be unable to integrate PEP’s businesses with ours successfully or realize the anticipated synergies and other benefits of the PEP Acquisition or do so within the anticipated timeframe.

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

These potential difficulties could adversely affect our and the managers of PEP’s ability to maintain relationships with customers, suppliers, employees and other constituencies and the ability to achieve the anticipated benefits of the PEP Acquisition, and could adversely affect our business, prospects, financial results or operations.

We may be unable to realize the anticipated cost or capital expenditure savings or may incur additional and/or unexpected costs in order to realize them.

There can be no assurance that we will be able to realize the anticipated cost or capital expenditure savings from the PEP Acquisition in the anticipated amounts or within the anticipated timeframes or at all. We anticipate implementing a series of cost savings initiatives that we expect to result in recurring, annual run-rate cost savings. We expect to incur one-time, non-recurring costs to achieve such synergies, including certain costs during 2015 and 2016. These or any other cost or capital expenditure savings that we realize may differ materially from our estimates. We cannot provide assurances that these anticipated savings will be achieved or that our programs and improvements will be completed as anticipated or at all. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in revenues or through increases in other expenses.

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

Failure to realize the expected costs savings and operating synergies related to the PEP Acquisition could result in increased costs and have an adverse effect on our business, prospects, financial results or operations.

Our future results could suffer if we cannot effectively manage our expanded operations following the PEP Acquisition.

As a result of the PEP Acquisition, the size of our operations were significantly increased. Our future success depends, in part, upon our ability to manage the expanded operations, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurance that we will be successful or that we will realize any operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the PEP Acquisition.

We may be unable to retain key employees as a result of the PEP Acquisition.

Our success will depend in part upon the ability to retain key former employees of PEP, as well as our key employees. Key employees may depart because of, among other things, issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the PEP Acquisition. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent as in the past.

PEP operates in a different line of business from our historical business, and the PEP Acquisition is significantly larger than any other acquisition we have made to date. We may face challenges managing PEP as a new business and may not realize anticipated benefits.

The PEP Acquisition, our largest acquisition to date in terms of acquisition price, resulted in our being significantly engaged in lines of business of which we have little to no historical operations. Because we are entering into a new line of business, we may not have the expertise, experience and resources to pursue all of our businesses at once, or we may be unable to successfully operate the businesses. The administration of our businesses will require implementation of appropriate operations, management, compliance and financial reporting systems and controls. We may experience difficulties in effectively implementing these and other systems. PEP’s management team will require the focused attention of their management team, including a significant commitment of its time and resources. The need for management to focus on these matters could have a material and adverse impact on our revenues and operating results. If PEP’s operations are less profitable than we currently anticipate or if we do not have the experience, the appropriate expertise, or the resources to pursue all of our businesses, our business, prospects, financial results or operations may be materially and adversely affected.

We incurred substantial expenses related to the PEP Acquisition and expect to incur substantial expenses relating to the integration of our operations with PEP.

We expect to incur substantial expenses in connection with the Acquisition and the integration of our operations with PEP. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing and benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses may result in us taking significant charges against earnings following the consummation of the Acquisition, and the amount and timing of such charges are uncertain at present.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The manufacturing plants for each of our segments are listed below. In addition, we lease an office building in Johnson City, Tennessee which serves as our corporate offices.

Precision Bearing Components Group

Manufacturing Operation	Country	Approximate Sq. Feet	Owned or Leased
Erwin Plant	U.S.A.	155,000	Owned
Kunshan Plant	China	185,000	Leased
Kysucke Plant	Slovakia	135,000	Owned
Mountain City Plant	U.S.A.	86,000	Owned
Pinerolo Plant	Italy	330,000	Owned
RFK Valjcici d. d. Konjic Plant	Bosnia	54,500	Owned
Veenendaal Plant	The Netherlands	159,000	Owned

Precision Engineered Products Group

Manufacturing Operation	Country	Approximate Sq. Feet	Owned or Leased
Algonquin Plant	U.S.A.	45,000	Owned
Attleboro Plant 1	U.S.A.	109,457	Owned
Attleboro Plant 2	U.S.A.	43,000	Owned & Leased
Aurora Plant	U.S.A.	75,000	Leased
Bridgeport Plant	U.S.A.	172,620	Owned
East Providence Plant	U.S.A.	64,485	Leased
Elgin Plant	U.S.A.	25,000	Leased
Fairfield Plant	U.S.A.	51,354	Owned
Foshan City Plant	China	27,202	Leased
Franklin Plant	U.S.A.	27,040	Leased
Hingham Plant	U.S.A.	35,000	Leased
Lubbock Plant	U.S.A.	228,000	Owned
Medsorb Clean Room	Dominican Republic	5,000	Leased
Mexico City Plant	Mexico	34,000	Owned
North Attleboro Plant	U.S.A.	69,080	Owned
Palmer Plant	U.S.A.	75,590	Leased
Wallingford Plant	U.S.A.	23,000	Leased
Warsaw Plant	U.S.A.	11,200	Leased

Autocam Precision Components Group

Manufacturing Operation	Country	Approximate Sq. Feet	Owned or Leased
Autocam Boutuva Plant	Brazil	42,000	Leased
Autocam China Plant	China	68,900	Leased
Autocam Dowagiac Plant	U.S.A.	67,000	Owned
Autocam Kentwood Plant 1	U.S.A.	188,000	Leased
Autocam Kentwood Plant 2	U.S.A.	38,500	Leased
Autocam Marshall Plant 1	U.S.A.	56,000	Leased
Autocam Marshall Plant 2	U.S.A.	58,700	Leased
Autocam Poland Plant	Poland	71,000	Owned
Autocam Sao Joao da Boa Plant 1	Brazil	76,500	Leased
Autocam Sao Joao da Boa Plant 2	Brazil	73,200	Leased
Bouverat Industries Plant	France	75,300	Owned
V-S Products Juarez Plant	Mexico	135,000	Leased
V-S Products Wheeling Plant	U.S.A.	76,000	Leased
Wellington Plant 1	U.S.A.	86,000	Leased
Wellington Plant 2	U.S.A.	132,000	Leased
Caprock Manufacturing Plant	U.S.A.	54,234	Owned

Joint Venture

Manufacturing Operation	Country	Approximate Sq. Feet	Owned or Leased
Wuxi Weifu Autocam Precision Machinery Company, Ltd. Facility Plant	China	81,000	N/A

For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 3.	Legal Proceedings

All legal proceedings are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes. The procedures performed include reviewing attorney and plaintiff correspondence, reviewing any filings made and discussing the facts of the case with local management and legal counsel. We have not recognized any loss contingencies at December 31, 2015 and 2014.

Item 4.	Mine Safety Disclosures

Not applicable

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market LLC (“NASDAQ”) under the trading symbol “NNBR.” As of February 29, 2016, there were approximately 6,440 beneficial owners of record of our common stock and the closing per share stock price as reported by NASDAQ was $12.68.

The following table sets forth the high and low closing sales prices of the common stock, as reported by NASDAQ for our two most recent fiscal years.

	Close Price
2015	High	Low
First Quarter	$28.18	$19.49
Second Quarter	29.86	22.50
Third Quarter	26.97	18.29
Fourth Quarter	19.54	12.92

2014
First Quarter	$20.98	$17.16
Second Quarter	26.17	19.21
Third Quarter	29.91	23.71
Fourth Quarter	26.63	17.75

The following graph and table below compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of: (i) the Value Line Machinery Index (“Machinery Index”); (ii) the Standard & Poors 500 Stock Index; (iii) the Standard & Poors SmallCap 600; and (iv) a customized peer group, for the period from December 31, 2010 to December 31, 2015. The Machinery Index is an industry index comprised of 74 companies engaged in manufacturing of machinery and machine parts, a list of which may be obtained by writing to NN, Inc., Attention: Secretary, 207 Mockingbird Lane, Johnson City, Tennessee 37604. The customized peer group consists of the following companies, which we believe are in similar lines of business: Actuant Corporation, Altra Industrial Motion Corp., Ametek Inc., CIRCOR International, Inc., Colfax Corporation, Crane, Kaman Corporation, Park-Ohio Holdings Corp. and Worthington Industries, Inc. (collectively, the “Peer Group”). The following graph and table assumes that a $100 investment was made at the close of trading on December 31, 2010 in our common stock and in the Machinery Index, the Standard & Poors 500 Stock Index, the Standard & Poors SmallCap 600 and the Peer Group. We cannot assure you that the performance of our common stock will continue in the future with the same or similar trend depicted on the graph.

In our Annual Report on Form 10-K for the year ended December 31, 2014, we used the Standard & Poors 500 Stock Index as our broad equity market index and the Machinery Index as our line of business index for our performance graph comparison. However, we have determined that the Standard & Poors SmallCap 600 is a more appropriate broad equity market index because it has more companies that have a market capitalization similar to us. Additionally we have determined that the Peer Group is a more appropriate comparative group than the Machinery Index, as the companies comprising the Peer Group include diversified industrial manufacturers like NN. In light of the diversification of our end markets and the broadening of our portfolio of products, services and solutions over the last two years, primarily due to the acquisitions of Autocam and PEP, we believe the Peer Group is comprised of companies that better reflect our current business.

Comparison of Five-Year Cumulative Total Return

NN Inc., S&P 500, S&P 600, Value Line Machinery and Peer Group

(Performance results through 12/31/15)

Source: Value Line Publishing LLC

The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and depend upon our profitability, financial condition, capital needs, credit agreement restrictions, future prospects and other factors deemed relevant by the Board of Directors. The following table sets forth the dividends per share paid during the last two fiscal years.

2015	Dividend
First Quarter	$0.07
Second Quarter	$0.07
Third Quarter	$0.07
Fourth Quarter	$0.07

2014	Dividend
First Quarter	$0.07
Second Quarter	$0.07
Third Quarter	$0.07
Fourth Quarter	$0.07

See Part III, Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for information required by Item 201 (d) of Regulation S-K.

Item 6.	Selected Financial Data

The following selected financial data has been derived from our audited financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements, including the Notes thereto.

(In Thousands, Except Per Share Data)	Year ended December 31,
	2015	2014	2013	2012	2011
Statement of Income Data:
Net sales	$667,280	$488,601	$373,206	$370,084	$424,691
Cost of products sold (exclusive of depreciation shown separately below)	525,993	384,889	295,136	294,859	347,622
Selling, general and administrative	51,745	43,756	33,281	31,561	30,657
Acquisition related costs excluded from selling, general and administrative	11,682	9,248	—	—	—
Depreciation and amortization	44,482	22,146	16,957	17,643	17,016
(Gain) loss on disposal of assets	(687)	—	5	(17)	(36)
Restructuring and impairment charges, excluding goodwill impairment	7,268	875	—	967	—

Income from operations	26,797	27,687	27,827	25,071	29,432
Interest expense	29,899	10,895	2,374	3,878	4,715
Write-off of unamortized debt issuance cost	18,673	1,398	—	—	—
Other expense (income), net	1,175	2,222	275	852	(1,388)

Income before provision (benefit) for income taxes	(22,950)	13,172	25,178	20,341	26,105
Provision (benefit) for income taxes	(10,518)	5,786	8,000	(3,927)	5,168
Share of net income (loss) from joint venture	5,001	831	—	—	—

Net income (loss)	$(7,431)	$8,217	$17,178	$24,268	$20,937

Basic income per share:
Net income (loss)	$(0.35)	$0.46	$1.00	$1.43	$1.24

Diluted income per share:
Net income (loss)	$(0.35)	$0.45	$1.00	$1.42	$1.24

Dividends paid	$0.28	$0.28	$0.18	$—	$—

Weighted average number of shares outstanding - Basic	21,181	17,887	17,176	17,009	16,817

Weighted average number of shares outstanding – Diluted	21,181	18,253	17,260	17,114	16,953

	As of December 31,
(In Thousands)	2015	2014	2013	2012	2011
Balance Sheet Data:
Current assets	$280,181	$242,799	$125,674	$127,296	$124,025
Current liabilities	133,351	137,598	69,384	58,758	73,041
Total assets	1,393,526	712,713	262,402	265,343	259,461
Long-term debt	808,359	328,026	26,000	63,715	71,629
Stockholders’ equity	313,881	173,699	152,760	128,560	99,676

The year ended December 31, 2015 was significantly impacted by certain costs related to the PEP Acquisition and to a lesser extent the Caprock acquisition completed in 2015, as well as the issuance of shares of our common stock. The total impact of these costs was $43.0 million (before tax) and $29.4 million (after tax). The balance sheet for the year ended December 31, 2015 includes the impact of these costs. With these acquisitions, we acquired current assets and total assets of $71.2 million and $741.6 million, respectively, and assumed current liabilities and total liabilities of $21.7 million and $111.3 million, respectively.

On July 1, 2015 we closed a registered follow-on offering of public common stock. The total number of shares of common stock sold was approximately 7.6 million at a public offering price of $24.00 per share. The net proceeds received from the offering, after deducting underwriter discounts, commissions and offering expenses, were approximately $173.1 million. Of these proceeds, $148.7 million was used for repayment of principal and interest on existing debt.

On October 19, 2015, concurrent with the PEP Acquisition, we: (i) entered into a new senior secured term loan facility in the amount of up to $525.0 million (with a $100.0 million accordion feature) and a seven year maturity (the “New Term Loan Credit Facility”); (ii) entered into a new senior secured revolving credit facility in the amount of up to $100.0 million with a five year maturity (the “New Senior Secured Revolving Credit Facility”, and together with the New Term Loan Credit Facility, the “New Senior Credit Facilities”); and (iii) issued $300.0 million of 10.25% senior notes due 2020 (the “Senior Notes”). Proceeds from the New Term Loan Credit Facility and the Senior Notes were used to finance the purchase price of the PEP Acquisition and pay down debt. The New Senior Credit Facilities replaced our existing credit facilities. On November 9, 2015, an incremental term loan of $50.0 million was drawn on the New Term Loan Credit Facility and the proceeds were used to repurchase approximately $50.0 million of the Senior Notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information. Additional details regarding the financing of the PEP acquisition may be found in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2015.

The year ended December 31, 2014 was significantly impacted by certain costs related to the Autocam acquisition and to a lesser extent the three other acquisitions completed in 2014. The total impact of these costs was $14.8 million (before tax) and $13.6 million (after tax). In addition, related to the Autocam acquisition, we discontinued use of certain trade names and incurred a $0.9 million impairment charge. The balance sheet for the year ended December 31, 2014 includes the impact of four acquisitions closed during 2014. With these acquisitions, we acquired current assets and total assets of $92.9 million and $433.9 million, respectively, and assumed current liabilities and total liabilities of $52.9 million and $124.4 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

The year ended December 31, 2012 was impacted by a favorable tax benefit of a net $7.3 million from removing valuation allowances on deferred tax assets in the U.S. Additionally, results for the year ended December 31, 2012 were negatively impacted by impairments of $1.0 million and after tax foreign exchange losses of $1.1 million related to intercompany notes.

The year ended December 31, 2011 was impacted by certain items including $5.0 million in additional start-up costs from new multi-year sales programs (all in our Precision Engineered Products Group, formerly known as our Plastics and Rubber Group) and $0.8 million in a one-time tax benefit from removing valuation allowances on certain deferred tax assets in Europe.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Annual Report on Form 10-K. Historical operating results and percentage relationships among any amounts included in the Consolidated Financial Statements are not necessarily indicative of trends in operating results for any future period. Unless otherwise noted herein, all amounts are in thousands, except per share numbers.

Overview and Management Focus

Our strategy and management focus is based upon the following long-term objectives

•	Sales growth through acquisitions

•	Sales growth in adjacent markets

•	Organic and acquisitive growth within all our segments

•	Global expansion of our manufacturing base to better address the global requirements of our customers

Management generally focuses on these trends and relevant market indicators

•	Global industrial growth and economics

•	Global automotive production rates

•	Costs subject to the global inflationary environment, including, but not limited to:

•	Raw material

•	Wages and benefits, including health care costs

•	Regulatory compliance

•	Energy

•	Raw material availability

•	Trends related to the geographic migration of competitive manufacturing

•	Regulatory environment for United States public companies

•	Currency and exchange rate movements and trends

•	Interest rate levels and expectations

Management generally focuses on the following key indicators of operating performance

•	Sales growth

•	Cost of products sold

•	Selling, general and administrative expense

•	Earnings before interest, taxes, depreciation and amortization

•	Income from operations and adjusted income from operations

•	Net income and adjusted net income

•	Cash flow from operations and capital spending

•	Customer service reliability

•	External and internal quality indicators

•	Employee development

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

Business Combinations. We allocate the total purchase price of the acquired tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the business combination date, with the excess purchase price recorded as goodwill. The purchase price allocation process required us to use significant estimates and assumptions, including fair value estimates, as of the business combination date. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired company, in part based on valuation models that incorporate projections of expected future cash flows and operating plans and are inherently uncertain. Valuations are performed by management or third party valuation specialists under management’s supervision. In determining the fair value of assets acquired and liabilities assumed in business combinations, as appropriate, we may use one of the following recognized valuation methods: the income approach (including discounted cash flows from relief from royalty and excess earnings model), the market approach and/or the replacement cost approach.

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

Generally accepted accounting principles in the U.S. (“GAAP”) prescribes a quantitative two-step process of testing for goodwill impairments. The first step is to determine if the carrying value of the reporting unit with goodwill is less than the related fair value of the reporting unit. We considered three main approaches to value (cost, market and income) the fair value of the reporting unit and market based multiples of earning and sales methods obtained from a grouping of comparable publicly trading companies. We believe this methodology of valuation is consistent with how market participants would value reporting units. The discount rate and market based multiples used are specifically developed for the units tested regarding the level of risk and end markets served. Even though we do use other observable inputs (Level 2 inputs under the GAAP hierarchy) the calculation of fair value for goodwill would be most consistent with Level 3 under the GAAP hierarchy. We conducted tests for goodwill impairment for years end 2015 and 2014 and concluded no impairment of goodwill had occurred. The PEP Acquisition was not part of 2015 testing of goodwill.

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

The calculation of tax assets, liabilities, and expenses under GAAP is largely dependent on management judgment of the current and future deductibility and utilization of taxable expenses and benefits using a more likely than not threshold. Specifically, the realization of deferred tax assets and the certainty of tax positions taken are largely dependent upon management weighting the current positive and negative evidence for recording tax benefits and expenses. Additionally, many of our positions are based on future estimates of taxable income and deductibility of tax positions. Particularly, our assertion of permanent reinvestment of foreign undistributed earnings is largely based on management’s future estimates of domestic and foreign cash flows and current strategic foreign investment plans. In the event that the actual outcome from future tax consequences differs from management estimates and assumptions or management plans and positions are amended, the resulting change to the provision for income taxes could have a material impact on the consolidated results of operations and statement of financial position. (See Notes 1 and 13 of the Notes to Consolidated Financial Statements).

We did not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of our investments in foreign subsidiaries to the extent the foreign earnings meet the indefinite reversal criteria. As of the year ended December 31, 2015, we consider the unremitted foreign earnings of our foreign subsidiaries to be reinvested indefinitely. We base this assertion on two factors. First, our intention to invest in foreign countries that are strategically important to our Precision Bearing Components Group and our Autocam Precision Components Group and our customers. With the acquisitions completed in 2015, we have expanded our domestic and international base of operations adding subsidiaries in Mexico and China, which will require more foreign investment. Second, we have sufficient access to funds in the U.S. through projected free cash flows and the availability of our credit facilities to fund currently anticipated domestic operational and investment needs. As such, we do not expect unrepatriated foreign earnings to become subject to U.S. taxation.

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

Results of Operations

During the year ended December 31, 2014, we completed the acquisition of four companies: V-S, RFK, Chelsea and Autocam. The acquisitions of V-S, RFK, Chelsea and Autocam occurred on January 20, 2014, June 20, 2014, July 15, 2014 and August 29, 2014, respectively. As such only eleven, six, five, and four months of operations were included in the year ended December 31, 2014 with respect to V-S, RFK, Chelsea and Autocam, respectively. During the year ended December 31, 2015, we completed the acquisition of two companies: Caprock and PEP. We acquired Caprock on May 29, 2015 and PEP on October 19, 2015. As such seven and two months of operations were included in the year ended December 31, 2015 with respect to Caprock and PEP. In an effort to enhance the comparability of the current and prior year periods, we have aggregated into “acquisitions” within each financial line item comparison for the years ended December 31, 2015 and 2014 that were not included in the comparative prior year period. The remaining changes related to our legacy business.

Devaluation of the Euro against the U.S. Dollar

The euro devalued against the U.S. dollar beginning in the latter part of the third quarter of 2014 and accelerated during the fourth quarter of 2014 and into the first quarter of 2015. During these periods, the euro to U.S. dollar dropped from approximately $1.36 in June 2014 to $1.08 in March 2015, representing an approximate 20% decline in value. The exchange rate ranged between $1.08 and $1.12 for the remainder of the year. The devaluation of the euro significantly impacted the translation of our euro denominated sales and costs when comparing year over year activity. The euro translation impact, and the translation impact of other currencies, is highlighted below in the overall results as “foreign exchange effects”. In addition to translation effects, the devaluation of the euro impacted the value of certain intercompany loan receivables denominated in euros that resulted in an unfavourable transactional impact.

The following table shows fluctuations in exchange rates in 2014 and 2015.

The following table sets forth for the periods indicated selected financial data and the percentage of our net sales represented by each income statement line item presented.

As a Percentage of Net Sales

For the Year Ended December 31,

	2015	2014	2013

Net sales	100.0%	100.0%	100.0%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	78.8%	78.8%	79.1%
Selling, general and administrative	7.8%	9.0%	8.9%
Acquisition related costs excluded from selling, general and administrative	1.8%	1.9%	0.0%
Depreciation and amortization	6.7%	4.5%	4.5%
(Gain) loss on disposal of assets	-0.1%	0.0%	0.0%
Restructuring and impairment charges	1.1%	0.2%	0.0%

Income from operations	4.0%	5.7%	7.5%

Interest expense	4.5%	2.2%	0.6%
Write-off of unamortized debt issuance cost	2.8%	0.3%	0.0%
Other expense, net	0.2%	0.5%	0.1%

Income before provision (benefit) for income taxes and share of net income from joint venture	-3.4%	2.7%	6.7%
Provision (benefit) for income taxes	-1.6%	1.2%	2.1%
Share of net income (loss) from joint venture, net of tax	0.7%	0.2%	0.0%

Net income (loss)	-1.1%	1.7%	4.6%

Sales Concentration

Sales to various U.S. and foreign divisions of SKF, one of the largest bearing manufacturers in the world, accounted for approximately 16% of consolidated net sales in 2015. During 2015, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 53% of our consolidated net sales. None of our other customers individually accounted for more than 10% of our consolidated net sales for 2015. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and have a corresponding negative impact on our operating profit margin due to the operational leverage these customers provide. This could lead to sales volumes not being high enough to cover our current cost structure or to provide adequate operating cash flows or cause us to incur additional restructuring and/or impairment costs. Due to a limit on the amount of excess bearing component production capacity in the markets we serve, we believe it would be difficult for any of our top ten customers to take a significant portion of our business away in the short term.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014.

The year ended December 31, 2015, was significantly impacted by certain costs related to the PEP Acquisition and to a lesser extent one other acquisition completed in 2015. The net after tax impact of these costs was $43.2 million. The following is a summary of these costs:

$11,682	Third party legal, accounting, valuation consulting and investment banking advisory fees, which are reported in acquisition related costs excluded from selling, general and administrative
4,300	Inventory purchase price adjustment related to the PEP Acquisition reported in cost of products sold
5,202	Intangible asset amortization cots related to a backlog purchase price adjustment reported in depreciation and amortization
18,673	Debt isssuance costs related to credit facilities refinanced as part of the PEP Acquisition, reported as write-off of debt issuance costs
3,368	Integration costs related to acquisitions reported in cost of products sold

$43,225	Total

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2015	2014	Change
Net sales	$667,280	$488,601	$178,679
Acquisitions				212,463
Foreign exchange effects				(39,086)
Volume				10,159
Other				(4,857)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	525,993	384,889	141,104
Acquisitions				163,482
Foreign exchange effects				(33,673)
Volume				7,631
Other				(3,861)
Acquisition integration costs and inventory step-up				7,525

Selling, general and administrative	51,745	43,756	7,989
Acquisitions				12,455
Foreign exchange effects				(2,408)
Other				(2,058)

Acquisition related costs excluded from selling, general and administrative	11,682	9,248	2,434

Depreciation and amortization	44,482	22,146	22,336
Acquisitions				22,430
Foreign exchange effects				(1,283)
Other				1,189
Restructuring and impairment charges	7,268	875	6,393
(Gain)/Loss on disposal of assets	(687)	—	(687)

Income from operations	26,797	27,687	(890)
Interest expense	29,899	10,895	19,004
Write-off of unamortized debt issuance cost	18,673	1,398	17,275
Other expense, net	1,175	2,222	(1,047)

Income before provision (benefit) for income taxes and share of net income from joint venture	(22,950)	13,172	(36,122)
Provision (benefit) for income taxes	(10,518)	5,786	(16,304)
Share of net income (loss) from joint venture	5,001	831	4,170

Net income (loss)	$(7,431)	$8,217	$(15,648)

Net Sales Net sales increased during 2015 compared to 2014 principally due to sales from the companies acquired in 2014 and 2015. Three of the four companies acquired during 2014 were acquired subsequent to the first half of 2014 and two were acquired during 2015. Additionally, sales growth came from overall volume growth in the markets we serve, from new sales programs with existing customers and sales with new customers in each of these geographic markets. Partially offsetting these increases was the impact of devaluation of the euro on euro denominated sales, as discussed above.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). Cost of products sold was primarily impacted by the addition of production costs added with the 2015 and 2014 acquisitions, as discussed above. Additionally, the total was impacted by increased production costs at those units that experienced higher sales volumes, as discussed above. Finally, we incurred $7.5 million of costs directly related to acquisitions and integrations specifically $4.3 million related to a step-up in value of inventory of an acquired company and $3.3 million related to integration costs. Partially offsetting these increases was the impact of devaluation of the euro on euro denominated costs, as discussed above.

Selling, General and Administrative. The majority of the increase during 2015 was due to the selling, general and administrative costs carried over from the companies acquired in 2015 and 2014.

Acquisition related costs excluded from selling, general and administrative. Acquisition related costs are third party legal, accounting, valuation consulting and investment banking advisory fees incurred directly related to the PEP Acquisition and the Caprock acquisition in 2015, and Autocam acquisition and our other acquisitions in 2014.

Depreciation and Amortization. The increase in 2015 was due to depreciation and amortization from the 2015 and 2014 acquisitions. The additional depreciation and amortization includes the related step-ups of certain property, plant and equipment to fair value and the addition of intangible assets principally for customer relationships and trade names related to the purchase price allocation of the new acquisitions.

Interest expense. Interest expense increased in 2015 from the interest on the debt we undertook to complete our acquisitions. Additionally, 2015 included a $5.2 million charge related to amortizing a large portion of a backlog intangible asset acquired in 2015.

Write-off of unamortized debt issuance costs. Write-off of debt issuance costs increased due to the refinancing of acquisitions in both 2015 and 2014.

Provision for Income Taxes. The 2015 effective tax rate of 46% is consistent with the 2014 effective rate of 44%. Both rates are impacted by non-deductible mergers and acquisition cost.

RESULTS BY SEGMENT

PRECISION BEARING COMPONENTS GROUP

	Year ended
(In Thousands of Dollars)	December 31,
	2015	2014	Change

Net sales	$261,837	$278,026	$(16,189)
Foreign exchange effects				(33,914)
Acquisitions				7,753
Volume				11,501
Other				(1,529)

Income from operations	$26,310	$31,872	$(5,562)

Net sales decreased from 2014 to 2015 principally due to the impact of devaluation of the euro on euro denominated sales, as discussed above. Partially offsetting, the unfavorable foreign exchange effects was greater demand for our products in the North American, Asian and European automotive and general industrial markets. This greater demand was from market share gains with our customers and from winning business with new customers. Additionally, sales increased with the addition of the companies the segment acquired subsequent to the first half of 2014.

Segment income from operations was unfavorably impacted by $3.3 million due to the depreciation in value of Euro denominated income from operations relative to the U.S. Dollar. Additionally, the segment incurred $1.8 million in restructuring costs related to reduce headcount at certain European plants.

PRECISION ENGINEERED PRODUCTS GROUP

	Year ended
(In Thousands of Dollars)	December 31,
	2015	2014	Change

Net sales	$77,183	$33,351	$43,832
Acquisitions				44,742
Price/Mix/Inflation				(910)

Income (loss) from operations	$(3,718)	$1,231	$(4,949)

The Precision Engineered Products Group includes the Plastic and Rubber Components Segment as presented in previous filings. The name of this segment was changed during 2015 after the PEP Acquisition and disposal of Delta Rubber. The increase in sales was primarily due to the acquisition of Caprock during the second quarter of 2015 and the PEP Acquisition in the fourth quarter of 2015. Loss from operations was primarily due to increased depreciation and amortization related to the PEP Acquisition. Specifically included in income from operations was $4.3 million related to a step-up in value of inventory of an acquired company, a charge of $5.2 million related to amortizing a large portion of a backlog intangible asset of an acquired company and $1.6 million of acquisition and integration costs directly attributable to acquisitions within the segment.

AUTOCAM PRECISION COMPONENTS GROUP

	Year ended
(In Thousands of Dollars)	December 31,
	2015	2014	Change

Net sales	$328,260	$177,224	$151,036
Volume				(1,383)
Acquisitions				159,168
Foreign exchange				(5,172)
Price/Mix/Inflation				(1,577)

Income from operations	$31,700	$15,732	$15,968

The increased sales from 2014 to 2015 were due to sales added with the acquisition during 2014. The increase in income from operations was primarily from the companies acquired in 2014 partially offset by $2.6 million in restructuring costs related to the Wheeling Plant closure.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013.

The year ended December 31, 2014, was significantly impacted by certain costs related to the Autocam acquisition and to a lesser extent the three other acquisitions completed in 2014. The net after tax impact of these costs was $13.6 million. The following is a summary of these costs:

$8,534	Third party legal, accounting, valuation consulting and investment banking advisory fees, which are reported in acquisition related costs excluded from selling, general and administrative

1,384	Inventory purchase price adjustment related to the Autocam acquisition, which is reported in cost of products sold

1,398	Debt issuance costs related to refinancing as part of the Autocam acquisition, which is reported in write-off of debt issuance costs

1,576	Make whole interest costs for our former credit facilities refinanced as part of the Autocam acquisition, which is reported in interest expense,

1,939	Integration costs related to the four acquisitions reported in cost of products sold, selling, general and administrative and other expense (income), net.

(2,580)	Tax benefits of above expenses that are tax deductible

1,302	Foreign tax credits expired unutilized due to mergers and acquisition costs noted above

$13,553	Total

OVERALL RESULTS

	Consolidated NN, Inc.
(In Thousands of Dollars)	2014	2013	Change
Net sales	$488,601	$373,206	$115,395
Acquisitions				100,655
Foreign exchange effects				106
Volume				23,455
Price				(1,282)
Mix				(3,846)
Material inflation pass-through				(3,693)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	384,889	295,136	89,753
Acquisitions				81,890
Foreign exchange effects				85
Volume				16,315
Cost reduction projects and other cost changes				(8,901)
Acquisition integration costs and inventory step-up				2,063
Inflation				(1,699)

Selling, general and administrative	43,756	33,281	10,475
Foreign exchange effects				72
Acquisitions				6,036
Increase in spending				4,367

Acquisition related costs excluded from selling, general and administrative	9,248	—	9,248

Depreciation and amortization	22,146	16,957	5,189
Foreign exchange effects				50
Acquisitions				6,963
Net decrease in depreciation expense				(1,824)
Restructuring and impairment charges	875	—	875
(Gain)/Loss on disposal of assets	—	5	(5)

Income from operations	27,687	27,827	(140)
Interest expense	12,293	2,374	9,919
Other expense, net	2,222	275	1,947

Income before provision (benefit) for income taxes and share of net income from joint venture	13,172	25,178	(12,006)
Provision (benefit) for income taxes	5,786	8,000	(2,214)
Share of net income from joint venture	831	—	831

Net income	$8,217	$17,178	$(8,961)

Net Sales. Net sales increased during 2014 compared to 2013 principally due to sales from the four companies acquired in 2014. Net sales reported for 2014 includes four month of Autocam, six months of RFK, five months of Chelsea, and 11 months of V-S. Additionally, net sales increased due to greater demand for our products in the European, North American and Asian automotive markets. The growth with our customers over the prior year was generally consistent with the overall growth in automotive production in those geographic regions. Additionally, we have continued to benefit from improved market share with certain customers and adjacent market expansion.

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

Interest expense. Interest expense increased $3.0 million in 2014 compared to 2013 due to the acquisition related expenses from writing off debt issuance costs and make whole interest payments related to our former credit facilities as part of the Autocam acquisition. Additionally, interest on our $350.0 million term loan entered into to complete the Autocam acquisition amounted to an additional $6.7 million in interest including the amortization of debt issuance costs.

Provision for Income Taxes. The 2014 effective tax rate of 44% reflects the impact of two items related to the merger and acquisition activity in 2014 including (1) $2.0 million for non-deductible third party merger and acquisition as these cost were directly facilitative to the acquisitions; and (2) $1.3 million for the expiration of foreign tax credits that could not be utilized during 2014 because of the merger related acquisition costs. In addition, the rate reflects an offset to the items above for the impact of foreign earnings taxed at lower rates of $1.7 million.

RESULTS BY SEGMENT

PRECISION BEARING COMPONENTS GROUP

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

PRECISION ENGINEERED PRODUCTS GROUP

(In Thousands of Dollars)	Year ended December 31,
	2014	2013	Change

Net sales	$33,351	$34,991	$(1,640)
Volume				(1,698)
Price/Mix/Inflation				58

Income from operations	$1,231	$592	$639

The Precision Engineered Products Group includes the Plastic and Rubber Components Segment as presented in previous filings. The name of this segment was changed during 2015 after the PEP Acquisition and disposal of Delta Rubber. Sales decreased due to lower volume from certain sales programs ending. Segment income from operations was up $0.6 million due to benefits from continuous improvement projects had a favorable $1.3 million impact on income from operations more than offsetting the unfavorable volume effects.

AUTOCAM PRECISION COMPONENTS GROUP

(In Thousands of Dollars)	Year ended December 31,
	2014	2013	Change

Net sales	$177,224	$78,756	$98,468
Volume				6,697
Acquisitions				95,562
Price/Mix/Inflation				(3,791)

Income from operations	$15,732	$9,112	$6,620

The increased sales during 2014 compared to 2013 were due to sales added with the acquisitions of Autocam (four months of sales) and V-S (eleven months of sales). Additionally, sales increased due to greater demand with certain customers in the North American automotive market generally in line with the overall growth in automotive production and greater demand with our HVAC customer.

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

Changes in Financial Condition from December 31, 2014 to December 31, 2015.

From December 31, 2014 to December 31, 2015, our total assets increased by $680.8 million and our current assets increased by $37.4 million. The majority of these increases were due to total assets and current assets acquired of $741.6 million and $71.2 million, respectively, and the related preliminary fair value step-ups for the two acquisitions completed in 2015. Foreign exchange translation impacted the balance sheet in comparing changes in account balances from December 31, 2014 to December 31, 2015 by decreasing total assets $35.7 million and current assets $12.5 million.

Beyond acquisition and foreign exchange effects, the accounts receivable balance at December 31, 2015, was higher due to increased sales volume experienced in 2015 compared with sales levels in 2014. Our inventory balance increased $28.4 million due primarily to the PEP Acquisition. Additionally, other non-current assets increased by $5.4 million due to debt issuance cost incurred related to our new credit facilities entered into concurrent with the PEP Acquisition, net of amortization.

From December 31, 2014 to December 31, 2015, our total liabilities increased $540.6 million. The majority of the increase was from the $469.9 million increase in long-term debt and current maturities of long-term debt primarily due to the two acquisitions in 2015 and $111.3 million of liabilities assumed related to the two acquisitions completed in 2015.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $146.8 million at December 31, 2015 as compared to $105.2 million at December 31, 2014. The increase in working capital was due primarily to acquiring $49.5 million in net working capital in the two acquisitions completed in 2015. The remainder of the increase was due primarily to the increase in accounts receivable and inventory discussed above.

Cash provided by operations was $33.3 million in 2015 compared with cash provided by operations of $30.7 million in 2014. The difference was increased results of operations, offset by higher interest costs incurred servicing the debt for the acquisitions. Cash flow provided by operations was $30.7 million for 2014 compared with $31.7 million for 2013. The difference was better working capital management in 2014.

Cash used by investing activities was $665.8 million in 2015 compared with cash used by investing activities of $281.6 million in 2014. The difference was primarily due to the $628.2 million in cash paid to acquire PEP and Caprock, net of cash received. Cash used by investing activities was $281.6 million in 2014 compared with cash used by investing activities of $15.2 million in 2013. The difference was primarily due to the $257.7 million in cash paid to acquire Autocam, V-S, Chelsea and RFK, net of cash received.

Cash provided by financing activities was $611.9 million in 2015, compared with cash used by financing activities of $287.0 million in 2014. The difference was primarily related to using debt to fund the PEP Acquisition and the offering of our common stock. Cash used by financing activities was $287.0 million for 2014 compared with cash used by financing activities of $32.2 million in 2013. The difference was primarily related to using debt to fund the acquisitions of Autocam, V-S, Chelsea and RFK.

Liquidity and Capital Resources

On July 1, 2015, we closed an underwritten registered public offering of common stock offered pursuant to a shelf registration statement on Form S-3 that was previously filed with, and declared effective by, the Securities Exchange Commission (the “SEC” or “Commission”). The total number of share of common stock sold was approximately 7.6 million at a public offering price of $24.00 per share. All of the shares in the offering were sold by us. The net proceeds to us from the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $173.1 million. Of these proceeds, $148.7 million was used for repayment of principal and interest on our debt.

On October 19, 2015, concurrent with the PEP Acquisition, we: (i) entered into the New Term Loan Credit Facility; (ii) entered into the New Senior Secured Revolving Credit Facility; and (iii) issued $300.0 million of the Senior Notes. Proceeds from the New Term Loan Credit Facility and the Senior Notes were used to finance the purchase price of the PEP Acquisition and pay down debt. The New Senior Credit Facilities replaced our existing credit facilities. On November 9, 2015, an incremental term loan of $50.0 million was drawn on the New Term Loan Credit Facility and the proceeds were used to repurchase approximately $50.0 million of the Senior Notes. During the year ended December 31, 2015, we were not subject to debt covenants.

Our New Term Loan Credit Facility requires us to pay quarterly 0.25% of the initial principal amount over the next seven years with the remaining principal amount due on the maturity date. Additionally, as long as LIBOR stays below 1.00%, we will be paying 5.75% per annum in interest. If the LIBOR exceeds 1.00%, then the rate will be the variable LIBOR rate plus an applicable margin of 4.75%. We believe that funds generated from our consolidated operations will provide sufficient cash flow to service these required debt payments.

Our arrangements with our domestic customers typically provide that payments are due within 30 to 60 days following the date of our shipment of goods, while arrangements with foreign customers of our domestic business (other than foreign customers that have entered into an inventory management program with us) generally provide that payments are due within 60 to 120 days following the date of shipment to allow for additional transit time and customs clearance. Under the Metal Bearing Components Group’s inventory management program with certain customers, payments typically are due within 30 days after the customer uses the product. Our arrangements with European customers regarding due dates vary from 30 to 90 days following date of sale for European based customers and 60 to 120 days from customers outside of Europe to allow for additional transit time and customs clearance. Our sales and receivables can be influenced by seasonality due to our relative percentage of European business coupled with many foreign customers slowing production during the month of August. For information concerning our quarterly results of operations for the years ended December 31, 2015 and 2014, see Note 17 of the Notes to Consolidated Financial Statements.

We invoice and receive payment from many of our customers in euros as well as other currencies. Additionally, we are party to various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. As a result of these sales, loans, payables and receivables, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of December 31, 2015, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

During 2015, we expect to spend approximately $40 to $50 million on capital expenditures, the majority of which relate to new or expanded business. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our capital expenditures and working capital needs through December 2015. We base this assertion on our current availability for borrowing of up to $90.9 million and our forecasted positive cash flow from operations for the year ending December 31, 2015.

The table below sets forth our contractual obligations and commercial commitments as of December 31, 2015 (in thousands):

	Payments Due by Period
Certain Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt including current portion	$820,073	$11,714	$12,852	$261,677	$533,830
Expected interest payments	341,546	58,986	116,488	109,965	56,107
Operating leases	26,476	7,614	9,973	6,280	2,609
Capital leases	12,346	4,976	6,553	817	—

Total contractual cash obligations	$1,200,441	$83,290	$145,866	$378,739	$592,546

There are $6.1 million of long-term post-employment benefits, the payment of which depends on various factors including the date of the employee’s termination. Based on the best available information, we believe the vast majority of these payments will be made after 5 years.

We have approximately $5.7 million in unrecognized tax benefits and related penalties and interest accrued within the liabilities section of our balance sheet. We are unsure when or if at all these amounts might be paid to U.S. and/or foreign taxing authorities. Accordingly, these amounts have been excluded from the table above. (See Note 13 of the Notes to the Consolidated Financial Statements).

Functional Currencies

We currently have operations in Slovakia, Italy, Netherlands and France, all of which are euro participating countries. Each of our European facilities sell product to customers in many of the euro participating countries. The euro has been adopted as the functional currency at all of our locations in Europe. The functional currency of both NN Asia and Autocam Asia are the Chinese yuan and Autocam, Poland is the zloty.

Seasonality and Fluctuation in Quarterly Results

Our net sales historically have been seasonal in nature, due to a significant portion of our sales being to European customers who significantly slow production during the month of August. For information concerning our quarterly results of operations for the years ended December 31, 2015 and 2014, see Note 17 of the Notes to the Consolidated Financial Statements.

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

We are exposed to changes in financial market conditions in the normal course of our business due to our outstanding debt balances as well as from transacting in various foreign currencies. To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At December 31, 2015, we had $569.0 million outstanding under the variable rate credit facilities and $244.5 million outstanding under the fixed rate 10.25% Senior Notes. At December 31, 2015, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $5.6 million.

Our policy is to manage interest expense using a mix of fixed and variable rate debt. As such, we entered into a $150.0 million interest rate swap on December 16, 2014 that went into effect on December 29, 2015 and will fix our interest rate at 6.966%. The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our Precision Bearing Components Group invoices and receives payment in currencies other than the U.S. dollar including the euro. Additionally, we participate in various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past and have, from time to time, used foreign currency hedges to hedge currency exposures when these exposures meet certain discretionary levels. We did not use any currency hedges in 2015, nor did we hold a position in any foreign currency hedging instruments as of December 31, 2015.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NN, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income (loss), of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of NN, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Precision Engineered Products (“PEP”) and Caprock Manufacturing, Inc. and Caprock Enclosures, LLC (collectively referred to as “Caprock”) from its assessment of internal control over financial reporting as of December 31, 2015 as they were acquired by the Company in purchase business combinations during 2015. We have also excluded PEP and Caprock from our audit of internal control over financial reporting. PEP and Caprock are wholly-owned subsidiaries, whose total assets and total revenues represent approximately 9% and 7% (Caprock is less than 1% of each metric), respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Charlotte, NC

March 15, 2016

NN, Inc.

Consolidated Balance Sheets

December 31, 2015 and 2014

(In thousands, except per share data)

	2015	2014
Assets
Current assets:
Cash	$15,087	$37,317
Accounts receivable, net	123,005	97,510
Inventories	119,836	91,469
Income tax receivable	3,989	1,149
Current deferred tax assets	6,696	5,849
Other current assets	11,568	9,505

Total current assets	280,181	242,799

Property, plant and equipment, net	318,968	278,442
Goodwill, net	449,898	83,941
Intangible assets, net	282,169	52,827
Non-current deferred tax assets	742	2,265
Investment in joint venture	38,462	34,703
Other non-current assets	23,106	17,736

Total assets	$1,393,526	$712,713

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69,101	$71,094
Accrued salaries, wages and benefits	21,125	21,148
Income taxes payable	5,350	3,274
Current maturities of long-term debt	11,714	22,160
Current portion of obligation under capital lease	4,786	5,418
Other current liabilities	21,275	14,504

Total current liabilities	133,351	137,598

Non-current deferred tax liabilities	117,459	49,461
Long-term debt, net of current portion	808,359	328,026
Accrued post-employment benefits	6,157	6,972
Obligation under capital lease, net of current portion	9,573	14,539
Other	4,746	2,418

Total liabilities	1,079,645	539,014

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Common stock - $0.01 par value, authorized 45,000 shares, issued and outstanding 26,849 in 2015 and 18,983 in 2014	269	190
Additional paid-in capital	277,582	99,095
Retained earnings	55,151	69,015
Accumulated other comprehensive income	(19,153)	5,367
Non-controlling interest	32	32

Total stockholders’ equity	313,881	173,699

Total liabilities and stockholders’ equity	$1,393,526	$712,713

See accompanying notes to consolidated financial statements

NN, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years ended December 31, 2015, 2014 and 2013

(In thousands, except per share data)

	2015	2014	2013

Net sales	$667,280	$488,601	$373,206
Cost of products sold (exclusive of depreciation and amortization shown separately below)	525,993	384,889	295,136
Selling, general and administrative	51,745	43,756	33,281
Acquisition related costs excluded from selling, general and administrative	11,682	9,248	—
Depreciation and amortization	44,482	22,146	16,957
(Gain) loss on disposal of assets	(687)	—	5
Restructuring and impairment charges	7,268	875	—

Income from operations	26,797	27,687	27,827

Interest expense	29,899	10,895	2,374
Write-off of unamortized debt issuance costs	18,673	1,398	—
Other expense, net	1,175	2,222	275

Income before provision (benefit) for income taxes and share of net income from joint venture	(22,950)	13,172	25,178
Provision (benefit) for income taxes	(10,518)	5,786	8,000
Share of net income (loss) from joint venture	5,001	831	—

Net income (loss)	$(7,431)	$8,217	$17,178

Other comprehensive income (loss):

Change in fair value of interest rate hedge	(2,584)	(431)	—
Foreign currency translation gain (loss)	(21,936)	(17,731)	3,899

Comprehensive income (loss)	$(31,951)	$(9,945)	$21,077

Basic income (loss) per share:
Net income (loss)	($0.35)	$0.46	$1.00

Weighted average shares outstanding	21,181	17,887	17,176

Diluted income (loss) per share:
Net income (loss)	($0.35)	$0.45	$1.00

Weighted average shares outstanding	21,181	18,253	17,260

Cash dividends per common share	$0.28	$0.28	$0.18

See accompanying notes to consolidated financial statements

NN, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2015, 2014 and 2013

(In thousands)

	Common Stock				Accumulated other comprehensive income
	Number of shares	Par value	Additional paid in capital	Retained earnings		Non- controlling interest	Total

Balance, December 31, 2012	17,044	$170	$56,880	$51,880	$19,630	$—	$128,560
Net income	—	—	—	17,178	—	—	17,178
Dividends declared	—	—	—	(3,129)	—	—	(3,129)
Stock option expense	—	—	1,437	—	—	—	1,437
Shares issued for option exercises	496	4	4,009	—	—	—	4,013
Restricted stock compensation expense	90	2	800	—	—	—	802
Foreign currency translation gain	—	—	—	—	3,899	—	3,899

Balance, December 31, 2013	17,630	$176	$63,126	$65,929	$23,529	$—	$152,760
Net income	—	—	—	8,217	—	—	8,217
Dividends declared	—	—	—	(5,131)	—	—	(5,131)
Stock option expense	—	—	1,274	—	—	—	1,274
Shares issued for option exercises	152	2	1,669	—	—	—	1,671
Shares issued for acquisition	1,087	11	31,706	—	—	—	31,717
Restricted stock compensation expense	114	1	1,320	—	—	—	1,321
Non-controlling interest	—	—	—	—	—	32	32
Foreign currency translation loss	—	—	—	—	(17,731)	—	(17,731)
Change in fair value of interest rate hedge	—	—	—	—	(431)	—	(431)

Balance, December 31, 2014	18,983	$190	$99,095	$69,015	$5,367	$32	$173,699
Net loss	—	—	—	(7,431)	—	—	(7,431)
Dividends declared	—	—	—	(6,433)	—	—	(6,433)
Stock option expense	—	—	915	—	—	—	915
Shares issued for option exercises	179	2	2,039	—	—	—	2,041
Shares issued in public offering	7,590	76	172,976	—	—	—	173,052
Restricted stock compensation expense	115	1	2,788	—	—	—	2,789
Stock withheld to cover tax withholdings	(18)	—	(231)	—	—	—	(231)
Foreign currency translation loss	—	—	—	—	(21,936)	—	(21,936)
Change in fair value of interest rate hedge	—	—	—	—	(2,584)	—	(2,584)

Balance, December 31, 2015	26,849	$269	$277,582	$55,151	$(19,153)	$32	$313,881

See accompanying notes to consolidated financial statements

NN, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2015, 2014 and 2013

(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(7,431)	$8,217	$17,178
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,482	22,146	16,957
Amortization of debt issuance costs	1,754	844	547
Debt Issuance costs write-off	18,673	1,398	—
Joint venture net income in excess of cash received	(3,672)	(831)	—
(Gain) loss on disposals of property, plant and equipment	(687)	—	5
Allowance for doubtful accounts	208	208	177
Compensation expense from issuance of restricted stock and incentive stock options	3,704	2,595	2,239
Deferred income tax expense (benefit)	(16,878)	(1,333)	3,331
Non-cash restructuring and impairment charges	7,268	875	—
Changes in operating assets and liabilities:
Accounts receivable	(806)	(3,283)	(6,284)
Inventories	(1,843)	(9,836)	(7,232)
Other current assets	(944)	(1,624)	1,577
Other non-current assets	(1,501)	(4,828)	(802)
Accounts payable	(6,748)	9,497	2,577
Other liabilities	(2,269)	6,663	1,481

Net cash provided by operating activities	33,310	30,708	31,751

Cash flows from investing activities:
Acquisition of property, plant and equipment	(38,553)	(27,602)	(15,250)
Proceeds from disposals of property, plant and equipment	2,995	1,374	—
Cash paid to acquire businesses, net of cash received	(628,281)	(257,664)	—
Capital contributions to joint venture	(1,999)	—	—
Dividend received from joint venture	—	2,284	—

Net cash used by investing activities	(665,838)	(281,608)	(15,250)

Cash flows from financing activities:
Debt issue costs paid	(35,189)	(9,380)	—
Dividends Paid	(6,433)	(5,131)	(3,129)
Proceeds from long-term debt, net	885,000	344,750	—
Repayment of long-term debt, net	(401,438)	(40,880)	(33,715)
Proceeds (repayment) of short-term debt, net	(84)	359	676
Proceeds from shares issued	173,052	—	—
Proceeds from issuance of stock and exercise of stock options	2,041	1,671	4,013
Payment for acquisition of non-controlling interest	—	(2,528)	—
Principal payments on capital lease	(5,098)	(1,888)	(136)

Net cash provided by (used by) financing activities	611,851	286,973	(32,291)

Effect of exchange rate changes on cash flows	(1,553)	(1,795)	(161)

Net change in cash and cash equivalents	(22,230)	34,278	(15,951)
Cash and cash equivalents at beginning of year	37,317	3,039	18,990

Cash and cash equivalents at end of year	$15,087	$37,317	$3,039

Supplemental schedule of non-cash investing and financing activities:
Compensation expense for stock awards, ($2,396 in 2015, $1,321 in 2014, and $802 in 2013) stock option expense ($915 in 2015, $1,274 in 2014, and $1,437 in 2013), performance based stock units ($393 in 2015) included in stockholders’ equity	$3,704	$2,595	$2,239
Shares issued in acquisition of Autocam	$—	$31,717	$—
Cash paid for interest and income taxes:
Interest	$20,146	$8,307	$1,777
Income taxes	$6,377	$5,747	$3,986

See accompanying notes to consolidated financial statements

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

1)	Summary of Significant Accounting Policies and Practices

a)	Description of Business

NN, Inc. is a diversified industrial company and a leading global manufacturer of high precision bearing components, industrial plastic products and precision metal components to a variety of markets on a global basis. We have 42 manufacturing plants in North America, Western Europe, Eastern Europe, South America and Asia. As used in this Annual Report on Form 10-K, the terms “NN,” “the Company,” “we,” “our,” or “us” mean NN, Inc. and its subsidiaries.

b)	Cash

We consider all highly liquid investments with an original maturity of three months or less as cash equivalents.

c)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method which approximates the first in first out method. Our policy is to expense abnormal amounts of idle facility expense, freight, handling cost, and waste included in cost of products sold. In addition, we allocate fixed production overheads based on the normal production capacity of our facilities. Inventory valuations were developed using normalized production capacities for each of our manufacturing locations and the costs from excess capacity or under-utilization of fixed production overheads were expensed in the period incurred and are not included as a component of inventory valuation.

Inventories also include tools, molds and dies in progress that we are producing and will ultimately sell to our customers. This activity is principally related to our Autocam Precision Components and Precision Engineered Products Groups. These inventories are carried at the lower of cost or market.

d)	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Assets to be disposed of are stated at lower of depreciated cost or fair market value less estimated selling costs. Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When a property item is retired, its cost and related accumulated depreciation are removed from the property accounts and any gain or loss is recorded in the consolidated Statements of Operations and comprehensive income. We review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Property, plant and equipment includes tools, molds and dies principally used in our Autocam Precision Components and Precision Engineered Products Groups that are our property.

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

We recognize revenues based on the stated shipping terms with customers when these terms are satisfied and the risks of ownership are transferred to the customers. We have an inventory management program for certain Precision Bearing Components Group customers whereby revenue is recognized when products are used by customers from consigned stock, rather than at the time of shipment. Under both circumstances, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sellers’ price is fixed and determinable and collectability is reasonably assured.

f)	Accounts Receivable

Accounts receivable are recorded upon recognition of a sale of goods and ownership and risk of loss is assumed by the customer. Substantially all of our accounts receivable are due primarily from the core served markets. In establishing allowances for doubtful accounts, we perform credit evaluations of our customers,

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

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

Basic income per share reflects reported earnings divided by the weighted average number of common shares outstanding. Diluted income per share include the effect of dilutive stock options and the respective tax benefits, unless inclusion would not be dilutive.

i)	Share Based Compensation

The cost of stock options, stock awards and performance based stock units are expensed as compensation expense over the vesting periods based on the fair value at the grant date. (See Note 9 of the Notes to the Consolidated Financial Statements) We use the Black Scholes financial pricing model for our stock options, and a Monte Carlo simulation for the performance based stock units to determine the fair value as these awards as they are not traded in open markets.

We account for stock awards by recognizing compensation expense ratably over the vesting period as specified in the award. Compensation expense to be recognized is based on the stock price at date of grant.

j)	Principles of Consolidation

Our consolidated financial statements include the accounts of NN, Inc. and its subsidiaries. All of our subsidiaries are 100% owned (except for RFK which we own 99.7% and our Chinese joint venture noted below) and all are included in the consolidated financial statements for the years end December 31, 2015, 2014 and 2013. All significant inter-company profits, transactions, and balances have been eliminated in consolidation. With the acquisition of Autocam Corporation (see Note 2), we acquired a 49% interest in a Chinese joint venture. This joint venture is not consolidated within the financial statements of NN, Inc. and is accounted for under the equity method (see Note 16).

k)	Foreign Currency Translation

Assets and liabilities of our foreign subsidiaries are translated at current exchange rates, while revenue, costs and expenses are translated at average rates prevailing during each reporting period. Translation adjustments arising from the translation of foreign subsidiary financial statements are reported as a component of other comprehensive income and accumulated other comprehensive income within stockholders’ equity. In addition, transactions denominated in foreign currencies, including intercompany transactions, are initially recorded at the current exchange rate at the date of the transaction. The balances are adjusted to the current exchange rate as of each balance sheet date and as of the date when the transaction is consummated. Transaction gains or losses, excluding intercompany loan transactions, are expensed in either cost of products sold or selling, general and administrative lines in the Consolidated Statements of Operations and Comprehensive Income

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

(Loss) as incurred and were immaterial to the years ended December 31, 2015, 2014 and 2013. Transaction gains or losses on intercompany loan transactions are recognized in the other income, net line in the Consolidated Statements of Operations and Comprehensive Income (Loss) as incurred.

l)	Goodwill and Other Indefinite Lived Intangible Assets

We recognize the excess of the purchase price of an acquired entity over the fair value of the net identifiable assets as goodwill. Goodwill is tested for impairment on an annual basis as of October 1 and between annual tests if a triggering event occurs. The impairment procedures are performed at the reporting unit level for the reporting units that have goodwill. In September 2011, the FASB issued a revised accounting standard, intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. For the years ended, December 31, 2015 and 2014, we determined it was more appropriate to perform a full step 1 goodwill test. The decision to perform a qualitative assessment or a complete step 1 analysis is an annual decision made by management. Based on the results of the step 1 analysis fair value of the reporting units exceeded the carrying value of the reporting units at December 31, 2015 and 2014.

If the qualitative assessment indicates it is more likely than not that the fair value is less than the carrying value, GAAP prescribes a two-step process for testing for goodwill impairments. The first step is to determine if the carrying value of the reporting unit with goodwill is less than the related fair value of the reporting unit. We consider three main approaches to value (cost, market and income) the fair value of the reporting unit and market based multiples of earning and sales methods obtained from a grouping of comparable publicly trading companies. We believe this methodology of valuation is consistent with how market participants would value reporting units. The discount rate and market based multiples used are specifically developed for the unit tested regarding the level of risk and end markets served. Even though we do use other observable inputs (Level 2 inputs) the calculation of fair value for goodwill would be most consistent with Level 3 inputs.

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

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance, Revenue from Contracts with Customers (Topic 606). The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact this new guidance is expected to have on our financial position or results of operations and related disclosures.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is permitted. We are currently evaluating the impact this new guidance is expected to have on our financial position or results of operations and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which provides guidance on simplifying the presentation of debt issuance costs on the balance sheet. To simplify presentation of debt issuance costs, the amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

not affected by the amendments in this update. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and early adoption is permitted for financial statements that have not yet been previously issued. In accordance with ASU No. 2015-03, companies should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. Adoption is not expected to have a material effect on our consolidated financial statements, but will affect balance sheet classification. We are currently evaluating the impact this new guidance is expected to have on our financial position or results of operations and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory (“ASU 2015-11”), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. The guidance in ASU No. 2015-11 is effective for periods beginning after December 15, 2016 and early adoption is permitted. We are currently evaluating the impact, if any, adoption will have on its financial position and results of operations.

In July 2015, the FASB issued ASR No AUS 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965), (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issue Task Force) (ASU 2015-12). The standard eliminates requirements that employment benefit plans measure the fair value of fully benefit-responsive investment contracts (FBRICs) and provide the related fair value disclosures. As a result. FBRICs are measured, presented and disclosed only at contract value. Also, plans will be required to disaggregate their investments measured using fair value by general type, either on the face of the financial statements or in the notes, and self-directed brokerage fair value of investments by general type or individual investments equal to or greater than 5% of net assets available for benefits. In addition, a plan with a fiscal year end that doesn’t coincide with the end of a calendar month is allowed to measure its investments and investment-related accounting using month end closest to its fiscal year end. The new guidance for FBRICs and plan investment disclosures should be applied retrospectively, the measurement date practical expedient should be applied prospectively. The guidance is effective for fiscal years beginning after December 15, 2015. Earlier application is permitted. We are currently evaluating the impact this new guidance is expected to have on our financial position or results of operations and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for fiscal years, including interim periods within fiscal years beginning after December 15, 2015. Early adoption is permitted.

In November 2015, The FAS issues ASU No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes (“ASU 2017-17”). Companies are required to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Also, companies will no longer allocation valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. Since early adoption of the guidance is permitted, companies can start applying it in interim and annual financial statements that have not yet been issued. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact this new guidance is expected to have on our financial position or results of operations and related disclosures.

In February 2016, the FASB issued a new lease accounting standard. The key objective of the new standard is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statement purposes, a dual model has been retained, with leases to be designated as operating leases or finance leases. Expenses will be recognized on a straight-line basis for operating leases, and a front-loaded basis for finance leases. For public entities, the new standard is effective for periods beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. The Company is currently evaluating the impact of the new standard on its financial position, results of operations and cash flows.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

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

Examples of significant estimates used to value certain intangible assets acquired include but are not limited to:

•	sales volume, pricing and future cash flows of the business overall;

•	future expected cash flows from customer relationships, and other identifiable intangible assets, including future price levels, rates of increase in revenue and appropriate attrition rate;

•	the acquired company’s brand and competitive position, royalty rate quantum, as well as assumptions about the period of time the acquired brand will continue to benefit to the combined company’s product portfolio; and

•	cost of capital, risk-adjusted discount rates and income tax rates.

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

PEP

On August 17, 2015, we entered into a stock purchase agreement with Precision Engineered Products Holding, Inc. (“PEP”), pursuant to which we agreed to acquire all the outstanding capital stock of PEP for $621.2 million. On October 19, 2015, we completed the acquisition of PEP (the “PEP Acquisition”). As a result of the PEP Acquisition, PEP became our wholly owned subsidiary. Concurrent with the acquisition, we: (i) entered into a new senior secured term loan facility in the amount of up to $525.0 million with a seven year maturity (the “New Term Loan Credit Facility”); (ii) entered into a new senior secured revolving credit facility in the amount of up to $100.0 million with a five year maturity (together with the New Term Loan Credit Facility, the “New Senior Credit Facilities”); and (iii) issued of $300.0 million of 10.25% senior notes due 2020 (the “Senior Notes”). Proceeds from the New Term Loan Credit Facility and the Senior Notes, together with cash on hand, were used to finance the purchase price of the PEP Acquisition and pay down debt. (See Note 7 of the Notes to Consolidated Financial Statements). With the completion of the PEP Acquisition, we added a global manufacturer of highly engineered precision customized solutions serving the medical, electrical, automotive and aerospace end markets. We are in the process of finalizing fair market valuation relate to customary working capital adjustments and incomes taxes.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

The following table summarizes the preliminary purchase price allocation for the PEP Acquisition:

Fair value of assets acquired and liabilities assumed	October 19, 2015
Current assets	$69,331
Property, plant, and equipment	56,163
Intangible assets subject to amortization	240,490
Other non-current assets	1,500
Goodwill	364,450

Total assets acquired	$731,934

Current liabilities	$21,131
Non-current deferred tax liabilities	87,578
Other non-current liabilities	2,029

Total liabilities assumed	$110,738

Net asset acquired	$621,196

A combination of income, market, and cost approaches were used for the valuation where appropriate, depending on the asset or liability being valued. Valuation inputs in these models and analyses gave consideration to market participant assumptions. Acquired intangible assets are primarily customer relationships and trade names. We continue our analysis of the PEP opening balance sheet and the purchase price allocation.

In connection with the PEP Acquisition, we recorded goodwill, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to PEP as a going concern and the fair value of expected cost synergies and revenues growth from PEP businesses. The going concern element represents the ability to earn a higher return on the combined assembled collection of assets and businesses of PEP than if those assets and businesses were to be acquired and managed separately. Other relevant elements of goodwill are the benefits of access to certain markets and the assembled work force. None of the goodwill is expected to be deducted for tax purposes.

Property, plant and equipment acquired primarily included machinery and equipment for use in manufacturing operations. Additionally, a number of manufacturing sites and related facilities including leasehold improvements were acquired. Property, plant and equipment has been valued using the cost approach supported where available by observable market data which includes consideration of obsolescence. Intangible assets have been valued using the relief from royalty and multi-period excess earnings methods, both forms of the income approach supported by observable market data.

Related to the PEP Acquisition during 2015 we recognized $8.7 million in transaction costs. During 2015, we expensed $18.7 million of deferred financing costs related to the acquisition. Transaction costs were expensed as incurred and are included in the “Acquisition related costs excluded from selling, general and administrative expenses” line item and deferred financing costs are included in the “Write-off of unamortized debt issuance costs” line items in the Consolidated Statements of Operations and Comprehensive Income (Loss). As required by purchase accounting, the acquired inventories were recorded at their estimated fair value. These inventories were sold in the fourth quarter 2015 resulting in a one-time $4.3 million increase in cost of sales. Beginning October 20, 2015, our consolidated results of operations include the results of the acquired PEP businesses. Since the date of the acquisition, sales revenue of $40.7 million and net loss of $(2.6) million (including the $4.3 million for the one-time increase in cost of goods sold, and $5.2 million for the amortization of backlog intangibles) has been included in our financial statements.

The unaudited pro forma financial results for the years ended December 31, 2015 and 2014 combine the consolidated results of NN and PEP giving effect to the PEP Acquisition as if it had been completed on January 1, 2014, the beginning of the comparable prior annual reporting period presented. Additionally, the pro forma statement of income for the year ended December 31, 2014 gives effect to the Autocam acquisition, which was completed on August 29, 2014; the results of operations of Autocam have been consolidated in our results from that date. The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2014.

The unaudited pro forma financial results include certain adjustments for additional depreciation and amortization expense based upon the fair value step-up and estimated useful lives of PEP depreciable fixed assets and definite-life amortizable assets acquired in the transaction. The provision for income taxes has also been adjusted for all periods, based upon the foregoing adjustments to historical results.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

	Year ended December 31,
	2015	2014
Pro forma sales	$851,583	$863,619
Pro forma net (loss) income	$14,010	$(7,560)
Basic income (loss) per share	$0.66	$(0.41)
Diluted income (loss) per share	$0.65	$(0.40)

The pro forma net income for the year ended December 31, 2014 includes certain items, such as financing, integration, and transaction costs historically recorded by NN and PEP directly attributable to the acquisition, which will not have an ongoing impact. These items include transaction, integration, and financing related costs incurred by NN and PEP of $8.7 million and $12.3 million, net of tax, respectively during 2015 and reported in the year ended December 31, 2014 pro forma net income above.

Autocam

On August 29, 2014, we completed our merger with Autocam Corporation (“Autocam”), for $256.8 million in cash and $31.7 million in shares of our common stock. Additionally, we assumed $29.8 million in Autocam debt and capital lease obligations. Autocam is a global leader in the engineering, manufacture and assembly of highly complex, system critical components for fuel systems, engines and transmission, power steering and electric motors. With the completion of the transaction, we became one of the top global manufacturers in the precision metal components space.

The funding of the cash portion of the purchase price and acquisition costs was provided primarily from borrowings, including a $350.0 million term loan entered into concurrent with the acquisition. (See Note 7 of the Notes to Consolidated Financial Statements).

During the fourth quarter of 2014, we finalized our valuation related to the assets acquired and liabilities assumed of Autocam. The facts and circumstances existed at the date of acquisition and, if known, would have affected the measurement of the amounts recognized at the date. As a result, we adjusted the preliminary allocation of the purchase price initially recorded at the Autocam acquisition date to reflect these measurement period adjustments.

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

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

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

In connection with the acquisition of Autocam, we recorded goodwill, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to Autocam as a going concern and the fair value of expected cost synergies and revenues growth from combining our and the Autocam businesses. The going concern element represents the ability to earn a higher return on the combined assembled collection of assets and businesses of Autocam than if those assets and businesses were to be acquired and managed separately. Other relevant elements of goodwill are the benefits of access to certain markets and the assembled work force. None of the goodwill is expected to be deducted for tax purposes.

Property, plant and equipment acquired primarily included machinery and equipment for use in manufacturing operations. Additionally, a number of manufacturing sites and related facilities including leasehold improvements were acquired. Property, plant and equipment has been valued using the cost approach supported where available by observable market data which includes consideration of obsolescence. Intangible assets have been valued using the relief from royalty and multi-period excess earnings methods, both forms of the income approach supported by observable market data.

Related to the acquisition of Autocam, during 2014 we recognized $6.9 million in transaction costs. During 2014, we expensed $3.0 million of deferred financing costs and make whole interest payments related to the acquisition. Transaction costs were expensed as incurred and are included in the “Acquisition related costs excluded from selling, general and administrative expenses” line item and deferred financing costs are included in the “interest expense” line items in the Consolidated Statements of Operations and Comprehensive Income (Loss). As required by purchase accounting, the acquired inventories were recorded at their estimated fair value. These inventories were sold in the third quarter 2014 resulting in a one-time $1.2 million increase in cost of sales. Beginning September 1, 2014, our consolidated results of operations include the results of the acquired Autocam businesses. Since the date of the acquisition, sales revenue of $80.8 million and net income of $3.7 million (including the $1.2 million for the one-time increase in cost of goods sold) have been included in our financial statements.

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

The pro forma net income for the year ended December 31, 2013 includes certain items, such as financing, integration, and transaction costs historically recorded by NN and Autocam directly attributable to the acquisition, which will not have an ongoing impact. These items include transaction, integration, and financing related costs incurred by NN and Autocam of $9.4 million and $3.8 million, net of tax, respectively during 2014 and reported in the year ended December 31, 2013 pro forma net income above.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

Other Acquisitions

2015

Caprock

On May 29, 2015, we completed the acquisition of Caprock Manufacturing, Inc. and Caprock Enclosures, LLC (collectively referred to as “Caprock”) for approximately $9.1 million in cash. Caprock was a privately held plastic components supplier located in Lubbock, Texas. Caprock serves multiple end markets including aerospace, medical and general industrial. The results of Caprock have been consolidated since the date of acquisition as part of our Precision Engineered Products Group (formerly known as the Plastic and Rubber Components Group). We have finalized the fair value market valuations of all the net assets acquired. The preliminary purchase price allocation includes $1.3 million in net working capital, $3.0 million in property plant and equipment, $2.5 million in intangible assets, and $2.3 million in goodwill, which we expect to be fully deductible for tax purposes. The goodwill is attributable to expected cost synergies and revenue growth plus the assembled work force.

2014

We made three other acquisitions during 2014 that aggregated to $21.0 million in net assets acquired. Related to the acquisitions, we incurred transactions costs of $1.2 million from third parties during 2014, which were expensed as incurred in acquisition related costs excluded from selling, general and administrative within the Consolidated Statements of Operations and Comprehensive Income (Loss).

Chelsea Grinding

On July 15, 2014, we purchased Chelsea Grinding Company (“Chelsea”) for $3.1 million in cash. Chelsea is a hydraulic component manufacturer. We acquired Chelsea to achieve access to the adjacent hydraulic component market. Chelsea, which has been completely integrated into our Erwin Plant of the Metal Bearing Components Group, contributed revenues of approximately $1.1 million from the acquisition date to December 31, 2014.

RFK Valjcici d. d. Konjic

On June 20, 2014, we acquired 79.2% of the outstanding shares of RFK Valjcici d. d. Konjic (“RFK”) for $9.8 million in cash. RFK is a manufacturer of tapered rollers with operations in Konjic, Bosnia & Herzegovina. Its products, while complementary to our existing roller bearing components, will broaden our product offering and allow penetration into adjacent markets. We acquired up to 99.7% of the outstanding shares of RFK during the third quarter of 2014 for an additional $2.5 million in cash. RFK contributed revenues and net income of approximately $5.1 million and $0.2 million, respectively, from the date of acquisition to December 31, 2014. RFK currently exports all of its products, predominately to customers serving the European truck, industrial vehicle and railway markets. We will continue operations at the existing facilities in Bosnia & Herzegovina and rolled up the operations of RFK under our Metal Bearing Components Group. In addition, we have reported non-controlling interest of $32 thousand for RFK representing the fair value of the 0.30% of the shares outstanding we do not own as of December 31, 2014.

V-S

On January 30, 2014, we purchased the majority of the operating assets of V-S Industries, V-S Precision, LLC and V-S Precision SA de DV (collectively referred to as “V-S”) from the secured creditors of V-S Industries for $5.6 million in cash and assumed certain liabilities totaling $3.0 million. This was accounted for as business combination. V-S contributed revenues and net loss of approximately $14.7 million and $(1.0) million, including integration costs of $0.5 million net of tax, respectively, from the date of acquisition to December 31, 2014.

V-S is a precision metal components manufacturer that supplies customers in a variety of industries including electric motors, HVAC, power tools, automotive and medical. The acquisition of V-S provides a complementary and broader product offering and allows penetration into adjacent markets. V-S has two locations in Wheeling, Illinois and Juarez, Mexico and we rolled up V-S’s operations under our Autocam Precision Components Group (formerly known as the Precision Metal Components Group).

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

The cash paid to acquire all four businesses acquired in 2014 totaled $277.8 million ($256.8 million for Autocam and $21.0 million for the others) less cash acquired of $17.6 million for a net amount of $260.2 million. A portion of this amount ($2.5 million) was reported in cash flows from financing activities as that amount related to acquiring a non-controlling interest in RFK.

The following table summarizes the final fair values of assets acquired and liabilities assumed at the date of acquisition with any adjustments to fair value since September 30, 2014.

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

The intangible assets subject to amortization are for customer contracts and trade names totaling $2.7 million and have weighted average useful lives of approximately 11 years. Goodwill of $2.5 million arising from the acquisitions is attributable primarily to the assembled workforce of RFK and strategic market opportunities that are expected to arise from the acquisition of RFK and Chelsea.

3)	Restructuring and Impairment Charges, excluding Goodwill Impairments, and Divestitures

Below is a summary of all the impairment and restructuring charges in the Consolidated Statements of Operations and Comprehensive Income (Loss) during the year ended December 31, 2015 and 2014:

(In Thousands of Dollars)	2015	2014
Impairment of intangible assets	$—	$875
Impairment of tangible assets	887	—
Restructuring charges	672	—

Restructuring and impairment charges, excluding goodwill impairment	$1,559	$875

The above charges are discussed below in detail.

Impairments of Intangible Assets

For the year ended December 31, 2014, an indefinite lived intangible asset within the Autocam Precision Components Group was impaired as management is in the process of phasing out the use of the trade name as a result of the Autocam acquisition. As such, an impairment charge of $0.9 million was included in the restructuring and impairment charges line of the Consolidated Statements of Operations and Comprehensive Income (Loss).

Impairments of Tangible Assets and Restructuring Activity

On November 5, 2015, we announced the closure of our Wheeling plant, which is included in the Autocam Precision Components Group. This closure directly relates to the integration plan developed with the Autocam acquisition in 2014. The majority of the sales and productive assets will be relocated to existing plants with the Autocam Precision

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

Components Group. During the fourth quarter of 2015, we accrued a restructuring charge of approximately $0.7 million related to severance and employees, and $0.9 million in impairments related to assets at the Wheeling Plant. The closure is expected to be finalized during the first half of 2016.

Divestiture

On November 30, 2015, we announced the divestiture of Delta Rubber Company (“Delta Rubber”). Delta Rubber was part of our then-named Plastic and Rubber Components Group. Proceeds of approximately $2.5 million in cash were received and $0.5 million is in escrow. A $0.7 million gain on sale was recognized in the fourth quarter.

4)	Accounts Receivable and Sales Concentrations

	December 31,
	2015	2014
Trade	$123,689	$98,030
Less - allowance for doubtful accounts	684	520

Accounts receivable, net	$123,005	$97,510

Activity in the allowance for doubtful accounts is as follows:

Description	Balance at Beginning of Year	Additions	Write- offs	Currency Impacts	Balance at End of Year

December 31, 2015
Allowance for doubtful accounts	$520	$208	$(8)	$(36)	$684

December 31, 2014
Allowance for doubtful accounts	$445	$208	$(123)	$(10)	$520

December 31, 2013
Allowance for doubtful accounts	$311	$177	$(47)	$4	$445

For the years ended December 31, 2015, 2014 and 2013, sales to SKF amounted to $105.7 million, $128.0 million, and $132.7 million, respectively, or 16%, 26%, and 36% of consolidated revenues, respectively. None of our other customers accounted for more than 10% of our net sales in 2015, 2014 or 2013. SKF was the only customer with accounts receivable concentration in excess of 10% in 2015 and 2014. The outstanding balance as of December 31, 2015 and 2014 for SKF was $16.2 million and $17.5 million, respectively. All revenues and receivables related to SKF are in the Precision Bearing Components Group and Precision Engineered Products Group (formerly known as “Plastic and Rubber Components Group).

5)	Inventories

	December 31,
	2015	2014
Raw materials	$50,204	$35,191
Work in process	30,604	21,883
Finished goods	39,028	34,395

Inventories	$119,836	$91,469

Finished goods inventory on consignment at customers’ sites at December 31, 2015 and 2014 was approximately $5.1 million and $5.9 million, respectively.

The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations. Any costs from abnormal excess capacity or under-utilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

6)	Property, Plant and Equipment

		December 31,
	Estimated Useful Life	2015	2014
Land owned		$30,884	$7,548
Land under capital lease		1,340	2,097
Buildings and improvements owned	15-40 years	61,142	52,641
Buildings under capital lease	20 years	3,956	6,225
Machinery and equipment	3-12 years	432,841	408,299
Construction in process		16,049	21,027

		546,212	497,837
Less - accumulated depreciation		227,244	219,395

Property, plant and equipment, net		$318,968	$278,442

During the years ended December 31, 2015 and 2014 we acquired $59.1 million and $168.5 million in property, plant and equipment with the two acquisition during 2015 and four acquisitions completed during 2014. (See Note 2 of the Notes to Consolidated Financial Statements).

For the years ended December 31, 2015, 2014, and 2013, depreciation expense was $31.5 million, $ 20.8 million and $17.0 million, respectively.

7)	Debt

Long-term debt and short-term debt at December 31, 2015 and December 31, 2014 consisted of the following:

	December 31, 2015	December 31, 2014
Borrowings under our $575.0 million Senior Secured Term Loan B bearing interest the greater of 1% or 3 month LIBOR (0.61270% at December 31, 2015) plus an applicable margin of 4.75% at December 31, 2015, expiring October 19, 2022, net of discount of $11.0 million.	$562,580	$—

Borrowings under our $100.0 million Senior Secured Revolver bearing interest at LIBOR (0.4239% at December 31, 2015) plus an applicable margin of 3.50% at December 31, 2015, expiring October 19, 2020.	6,462	—

Borrowings under our $250.0 million Senior Notes bearing interest at 10.25%, maturing on November 1, 2020, net of discount of $5.5 million.	244,509	—
Borrowings under our $350.0 Term Loan B bearing interest at the greater of 1% or 3 month LIBOR (0.2560% at December 31, 2014) plus an applicable margin of 5.00% at December 31, 2014, expiring August 29, 2019 net of discount of $5.0 million.	—	340,005

Borrowings under our $100.0 million ABL Revolver bearing interest at a floating rate equal to LIBOR (0.17125% at December 31, 2014) plus an applicable margin of 1.75% at December 31, 2014, expiring August 29, 2019.	—	—

French Safeguard Obligations (Autocam)	2,000	2,560

Brazilian lines of credit and equipment notes (Autocam)	826	5,304

Chinese line of credit (Autocam)	3,696	2,317

Total debt	820,073	350,186

Less current maturities of long-term debt	11,714	22,160

Long-term debt, excluding current maturities of long-term debt	$808,359	$328,026

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

On October 19, 2015, concurrent with the PEP Acquisition, we: (i) entered into the New Term Loan Credit Facility; (ii) entered into the New Senior Secured Revolving Credit Facility; and (iii) issued the Senior Notes. Proceeds from the New Term Loan Credit Facility and the Senior Notes were used to finance the purchase price of the PEP Acquisition and pay down debt. The New Senior Credit Facilities replaced our existing credit facilities. On November 9, 2015, an incremental term loan of $50.0 million was drawn on the New Term Loan Credit Facility and the proceeds were used to repurchase approximately $50.0 million of the Senior Notes. As of December 31, 2015, $13.0 million of net capitalized deferred financing costs related to the New Senior Credit Facilities were recorded on the consolidated balance sheet within other non-current assets.

The interest applicable to borrowings under the New Senior Credit Facilities are based upon a fluctuating rate of interest measured by reference to either, at our option, (i) a base rate, plus an applicable margin, or (ii) the greater of the London Interbank Offered Rate (“LIBOR”) or 1.0%, plus an applicable margin. The initial applicable margin for all borrowings under the New Term Loan Credit Facility is 3.75% per annum with respect to base rate borrowings and 4.75% per annum with respect to LIBOR borrowings. The initial applicable margin for New Senior Secured Revolving Credit Facility borrowings is 2.5% per annum with respect to base rate borrowings and 3.5% per annum with respect to LIBOR borrowings, which shall be in effect until we provide a compliance certificate, as required by the credit agreement. Thereafter, the applicable margin shall be determined by reference to a ratio of our consolidated leverage ratio. Our obligations under the New Senior Credit Facilities are guaranteed by certain of our direct and indirect, existing and future domestic subsidiaries, subject to customary exceptions and limitations. The New Senior Credit Facilities are secured by a first priority lien over substantially all of NN’s and each guarantor’s assets, subject to certain customary exceptions. The New Senior Credit Facilities are subject to negative covenants that, among other things subject to certain exceptions, limit our ability and the ability of its restricted subsidiaries to: (i) incur liens; (ii) incur indebtedness; (iii) make investments and acquisitions, (iv) merge, liquidate or dissolve, (v) sell assets, including capital stock of subsidiaries; (vi) pay dividends on capital stock or redeem, repurchase or retire capital stock; (viii) alter our business; (viii) engage in transactions with our affiliates; and (ix) enter into agreements limiting subsidiary dividends and distributions. In the event borrowings under the New Senior Secured Revolving Credit Facility exceed 30.0% of the aggregate commitments under the revolver, we will become subject to a financial covenant that requires us to maintain a specified consolidated net leverage ratio. The credit agreement provides that we have the right to request one or more increases in the revolving loan commitments or term loan commitment up to $100.0 million in the aggregate. In total, including the additional $50.0 million incremental term loan, we have paid original issue discount fees of $11.3 million, which are being amortized into interest expense over the life of the New Senior Credit Facilities. $12.5 million in net capitalized loan origination costs related to our $350.0 million credit facility were written off as of October 19, 2015. $0.4 million in net capitalized loan origination costs related to the $100.0 million asset backed revolver were also written off as of October 19, 2015.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

The Senior Notes will mature on November 1, 2020. Interest will be payable semi-annually in arrears on May 1 and November 1 of each year, commencing May 2016. Under the Senior Notes, we received funds of $293.3 million, net of a discount of $6.8 million, which is being amortized into interest expense over the life of the Senior Notes. The Senior Notes will be guaranteed by each existing direct and indirect domestic restricted subsidiaries (excluding immaterial subsidiaries). The Senior Notes and guarantees will be senior unsecured obligations of the issuer and the guarantors, respectively, and will rank pari passu in right of payments with all existing and future senior debt and senior to all existing and future subordinated debt of the issuer and guarantors. The Senior Notes and guarantees will be effectively subordinated to all existing and future secured debt of the issuer and guarantors to the extent of the assets securing such debt. In addition, the Senior Notes and the guarantees will be structurally subordinated to all indebtedness and other liabilities and preferred stock of our subsidiaries that do not guarantee the Senior Notes. The Senior Notes have not been registered under the Securities Act of 1933, as amended, or any state securities law and may not be offered or sold within the United States or to, or for the benefit of, a U.S. person (as defined by Regulation S under the Securities Act) except in transactions exempt from, or not subject to, the registration requirements of the Securities Act. The Senior Notes were offered and sold only to persons reasonably believed to be “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) and to persons outside the United States under Regulations S. We will use our commercially reasonable efforts to register notes having substantially identical terms (other than restrictions on transfer and additional interest) as the Senior Notes with the Commission as part of an offer to exchange freely tradable exchange notes for the Senior Notes. We will use our commercially reasonable effort to file a registration statement for the exchange notes with the Commission and cause that registration statement to be declared effective 300 days of the issue date of the Senior Notes. If we fail to register the Senior Notes, than annual interest rate on the Senior Notes will increase by 0.25%. The annual interest rate on the Senior Notes will increase by an additional 0.25% for each subsequent 90-day period during which a registration default continues, up to a maximum additional interest rate of 1.0% per year.

Concurrent with the Autocam acquisition, on August 29, 2014 we entered into two new credit facilities consisting of a $350.0 million term loan facility (“Term Loan”) and a $100.0 million asset backed revolver (“ABL”). Borrowings under our New Senior Credit Facilities were used to satisfy all of our obligations under the Term Loan and the ABL. Under the Term Loan, we received funds of $344.8 million, net of a discount of $5.3 million, which is being amortized into interest expense over the life of the Term Loan. These new facilities were utilized to fund the Autocam acquisition and to provide for short-term cash flow needs. Additionally, these new facilities replaced the $100.0 million revolving credit facility and the $20.0 million fixed rate agreement both of which were paid off with proceeds from the Term Loan. $1.4 million in net capitalized loan origination costs related to the $100.0 million facility was written off as of August 29, 2014. $30 thousand in net capitalized loan origination costs related to the $20.0 million fixed rate agreements was also written off as of August 29, 2014.

Our Term Loan had a seven year maturity with a 5% per annum repayment. The agreement relating to the Term Loan was a covenant lite agreement with no financial covenants and contained customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and merger, acquisition and other fundamental changes in our business including a “material adverse change” clause, which if triggered would have given the lenders the right to accelerate the maturity of the debt. Costs associated with entering into the credit facility were capitalized and will be amortized into interest expense over the life of the facility. As of December 31, 2014, $8.0 million of net capitalized loan origination costs related to the Term Loan were recorded on the consolidated balance sheet within other non-current assets.

Our ABL had a five year maturity and has one springing financial covenant in the event our availability on the ABL fell below $8.0 million. The ABL contained customary restrictions on, among other things, additional indebtedness, liens on our assets, sales or transfers of assets, investments, issuance of equity securities, and mergers, acquisitions and other fundamental changes in our business including a “material adverse change” clause, which if triggered would have given the lenders the right to accelerate the maturity of the debt. The facility had a swing line feature to meet short term cash flow needs. Borrowings under this swing line were considered short term. We incurred costs as a result of issuing the ABL which have been recorded on the consolidated balance sheet within other non-current assets and are being amortized over the term of the notes. The unamortized balance at December 31, 2014 was $1.0 million.

We believe the book values of the credit facilities described above approximate their fair values given the interest rates are variable and we entered into these facilities very close to the year ended December 31 2015 and 2014, at the then market rates for a company with our credit profile. Regarding the Senior Notes, since they are not syndicated and are currently not tradable, the present value is the face value of the outstanding Senior Notes.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

As part of the merger with Autocam, we assumed certain foreign credit facilities. These facilities relate to local borrowings in France, Brazil and China. These facilities are with financial institutions in the countries in which foreign plants operate and are meant to fund working capital and equipment purchases in those countries. Below is a description of the credit facilities.

In 2008, Autocam filed “Procedure de Sauvegarde” (“Safeguard”) on behalf of each of their French subsidiaries, Autocam France, SARL and Bouverat Industries, SAS (“Bouverat”). They reached agreement with their creditors with claims subject to Safeguard protection in 2009. Provisions of the agreements allowed, at each creditor’s option, for the payment of a portion of the obligation in January 2010, or the entire obligation over a ten-year period. The liabilities carry a zero percent interest rate and are being paid annually until 2019. Amounts due as of December 31, 2015, to those creditors opting to be paid over a ten-year period totaled $2.0 million and are included in Current Maturities of Long-Term debt $0.4 million and long-term debt excluding current maturities of long-term debt $1.6 million.

The Brazilian lines of credit include facilities with certain Brazilian banks used to fund working capital needs, while the equipment notes represent borrowings from certain Brazilian banks to fund equipment purchases for Autocam’s Brazilian plants. The lines of credit have interest rates of 2.5% to 9.1%.

The Chinese line of credit is a working capital line of credit with a Chinese bank bearing an interest rate of 4.95%.

The aggregate maturities of long-term debt including current portion for each of the five years subsequent to December 31, 2015 are as follows:

Year ending December 31,
2016	$11,714
2017	6,426
2018	6,426
2019	6,418
2020	255,259
Thereafter	533,830

Total	$820,073

On June 1, 2004, our wholly owned subsidiary, NN Asia, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building (approximately 110,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China. The fair value of the land and building were estimated to be approximately $0.5 million and $1.9 million (at current exchange rates), respectively and undiscounted annual lease payments are approximately $0.3 million (approximately $5.6 million aggregate non-discounted lease payments over the twenty year term). The lease is cancelable after the fifth, ninth, and fourteenth years without payment or penalty by us. In addition, after the end of year five and each succeeding year we can buy the land for a preset price per square meter value and the building for actual cost less depreciation.

On October 1, 2011, our wholly owned subsidiary, NN Asia, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building adjacent to the current leased facility (approximately 75,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China. This lease was entered into to expand the production capacity of our current leased facility. The fair value of the land and building were estimated to be approximately $0.8 million and $1.1 million (at current exchange rates), respectively and undiscounted annual lease payments are approximately $0.2 million (approximately $3.6 million aggregate non-discounted lease payments over the twenty year term). The lease is cancelable after the fifth, ninth, and fourteenth years without payment or penalty by us. In addition, after the end of year five and each succeeding year we can buy the land for a preset price per square meter value and the building for actual cost less depreciation.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

Below are the aggregate minimum future lease payments under both capital leases together with the present value of the net minimum lease payments as of December 31, 2015:

Year ending December 31,
2016	$460
2017	460
2018	460
2019	460
2020	460
Thereafter	2,893

Total minimum lease payments	5,193
Less interest included in payments above	(1,935)

Present value of minimum lease payments	$3,258

With the Autocam acquisition, we assumed capital leases on certain buildings and equipment. The cost of the assets subject to capital lease obligations as reflected in Property, Plant and Equipment, net in our Consolidated Balance Sheet was $25.0 million as of December 31, 2014. The accumulated depreciation of such assets as reflected in Property, Plant and Equipment, net in our Consolidated Balance Sheet was $2.6 million and $0.6 million as of December 31, 2015 and 2014.

Below are the minimum future lease payments under the assumed capital leases together with the present value of the net minimum lease payments as of December 31, 2015:

Year ending December 31,
2016	$4,498
2017	3,536
2018	2,539
2019	817
2020	—
Thereafter	—

Total minimum lease payments	11,390
Less interest included in payments above	(979)

Present value of minimum lease payments	$10,411

8)	Employee Benefit Plans

We have defined contribution 401(k) profit sharing plans covering substantially all U.S. employees. All eligible employees may enroll in the plans on the first day of the month following their employment date. A participant may elect to contribute between 1% and 60% of their compensation to the plans, subject to Internal Revenue Service (“IRS”) dollar limitations. Participants age 50 and older may defer an additional amount up to the applicable IRS Catch Up Provision Limit. We provide a matching contribution, which is determined on an individual, participating company basis. All participant contributions are immediately vested at 100%. Contributions for all U.S. employees were $0.2 million, $0.8 million and $0.3 million in 2015, 2014, and 2013, respectively.

Post-Employment Benefit Liabilities

We provide certain post-employment benefits to employees at our Pinerolo and Veenendaal plants that are either required by law or are local labor practice. There is a plan at our Pinerolo plant and at our Veenendaal plant which are described below.

In accordance with Italian law, we have an unfunded severance plan under which all Italian employees are entitled to receive severance indemnities (Trattamento di Fine Rapporto or “TFR”) upon termination of their employment.

Effective January 1, 2007, the amount payable, based on salary paid, is remitted to a pension fund managed by a third party. The severance indemnities paid to the pension fund accrue approximately at the rate of 1/13.5 of the gross

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

salaries paid during the year. The amounts accrued become payable upon termination of the individual employee, for any reason, e.g., retirement, dismissal or reduction in work force. Employees are fully vested in TFR benefits after their first year of service.

We have a plan that covers our Veenendaal plant employees that provides an award for employees who achieve 25 or 40 years of service and an award for employees upon retirement. The plan is unfunded and the benefits are based on years of service and rate of compensation at the time the award is paid.

The amounts shown in the table below represent the actual liabilities at December 31, 2015 and 2014 reported under accrued post-employment benefits in the Consolidated Balance Sheets for both plans combined.

	2015	2014
Beginning balance	$6,024	$6,920
Amounts accrued	53	1,111
Payments to employees/government managed plan	(266)	(1,186)
Foreign currency impacts	(622)	(821)

Ending balance	$5,189	$6,024

Defined Benefit Plan

Effective with the Autocam acquisition on August 29, 2014, we sponsor a defined benefit pension plan (the “Pension Plan”) for substantially all employees of the Bouverat, France plant. These benefits are calculated based on each employee’s years of credited service and most recent monthly compensation and service category. Employees become vested in accordance with governmental regulations in place at the time of retirement.

For the purpose of calculating the actuarial present value of the benefit obligation under the Pension Plan, the discount rates assumed were 2.15% for 2015. The compensation growth rate was assumed was 3.0% for 2015. The measurement date was December 31, 2015.

Set forth below is projected benefit obligation information for the Pension Plan and the plan activity for the years ended December 31, 2015 and 2014:

	2015	2014

Accumulated benefit obligation at measurement date	$950	$1,011
Effect of salary increases	494	526

Projected benefit obligation at measurement date	$1,444	$1,537

Projected benefit obligation at date of acquisition	$1,537	$1,549
Service and interest costs	103	35
Actuarial gains (losses)	(15)	94
Benefits paid	(22)	—
Effect of foreign currency translation gains and other	(159)	(141)

Projected benefit obligation at measurement date	$1,444	$1,537

Set forth below is net periodic benefit cost information for the Pension Plan for the years ended December 31, 2015 and 2014:

	2015	2014

Service and interest costs	$103	$35
Expected return on plan assets	(11)	(4)
Amortization of prior service costs	28	6

Net periodic benefit cost	$120	$37

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

We expect benefit payments under the Pension Plan to be:

Year ending December 31,
2016	$—
2017	15
2018	7
2019	71
2020	26
2021-2025	324

Total benefit payments	443

Set forth below is plan asset information for the Pension Plan:

	2015	2014

Plan assets at fair value at measurement date	$515	$589
Projected benefit obligations at measurement date	(1,444)	(1,537)

Funded status	$(929)	$(948)

Plan assets at fair value at date of acquisition	$589	$655
Actual return on plan assets	9	3
Benefits paid	(22)	(12)
Effect of foreign currency translation gains	(61)	(57)

Plan assets at fair value at measurement date	$515	$589

The assumed rate of return on assets of the Pension Plan was 2.0% for all periods presented. We have a targeted goal of allocating plan assets one-third to equity and two-thirds to fixed income securities. Actual allocations of Pension Plan assets between equity and fixed income securities were 23% and 77%, respectively, as of December 31, 2015. Our expected funding obligations under the Pension Plan in 2016 is $0.1 million.

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

In the years ended December 31, 2015, 2014, and 2013, approximately $3.7 million, $2.6 million, and $2.2 million, respectively of compensation expense was recognized in selling, general and administrative expense for all share-based awards. The compensation expense recognized in the years ended December 31, 2015, 2014 and 2013 related to stock options was $0.9 million, $1.3 million and $1.4 million, respectively. The compensation expense related to stock awards in the years ended December 31, 2015, 2014 and 2013 was $2.4 million, $1.3 million and $0.8 million, respectively. The compensation expense related to performance based awards in the year ended December 31, 2015, was $0.4 million.

As of December 31, 2015, we have approximately 827,476 maximum shares that can be issued as options, stock appreciation rights, and/or other stock based awards.

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

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

During 2015, 2014 and 2013, we granted options to purchase 54,600, 108,620, and 353,600 shares, respectively, to certain key employees and non-employee directors. The weighted average grant date fair value of the options granted during the years ended December 31, 2015, 2014 and 2013 was $12.61, $9.48 and $5.17, respectively. Upon exercise of stock options, new shares of our stock are issued. The weighted average assumptions relevant to determining the fair value at the dates of grant are below:

	2015	2014	2013
Term	6 years	6 years	6 years
Risk free interest rate	1.43%	1.75%	0.87%
Dividend yield	1.11%	1.43%	0.00%
Expected volatility	59.22%	56.75%	57.00%
Expected forfeiture rate	3.00%	3.00%	3.00%

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

The following table provides a reconciliation of option activity for the year ended December 31, 2015:

Options	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2015	1,175	$11.40
Granted	55	$25.16
Exercised	179	$11.42
Forfeited or expired	(17)	$13.44

Outstanding at December 31, 2015	1,034	$12.09	5.8	$4,867	(1)

Exercisable at December 31, 2015	832	$10.94	5.2	$556	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at December 31, 2015.

As of December 31, 2015, there was approximately $0.6 million and $1.1 million of unrecognized compensation costs for stock options and restricted stock, respectively, to be recognized over approximately two years.

Cash proceeds from the exercise of options in the years ended December 31, 2015, 2014, and 2013 totaled approximately $2.0 million, $1.7 million, and $4.0 million, respectively. For the years ended December 31, 2015, 2014 and 2013, proceeds from stock options were presented exclusive of tax benefits in the Financing Activities section of the Consolidated Statements of Cash Flows. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $2.6 million, $2.0 million and $1.4 million, respectively.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

Stock Awards

During the year ended December 31, 2015, 2014 and 2013, we issued 114,475, 114,300 and 94,800 shares, respectively, of our common stock as awards to key employees and non-executive directors. The fair value of the 2015 shares issued was determined by using the grant date price of our common stock with a weighted average grant date value of $23.72. The recognized compensation expense for stock awards in the years ended December 31, 2015, 2014, and 2013 was approximately $2.4 million, $1.3 million, and $0.8 million, respectively. The shares issued in 2015, 2014 and 2013 vest over three years.

Performance Based Awards

On April 30, 2015, we awarded performance share units (the “PSUs”) to our executive officers. The PSUs are a form of long-term incentive compensation designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. The awards were made pursuant to the NN, Inc. 2011 Stock Incentive Plan and a Performance Share Unit Agreement.

There were two tranches of PSUs awarded, PSUs based on total shareholder return (“TSR Awards”) and PSUs based on return on invested capital (“ROIC Awards”). The TSR Awards vest, if at all, upon our achieving a specified relative total shareholder return, which will be measured against the total shareholder return of the S&P SmallCap 600 Index during the period beginning on February 1, 2015 and ending December 31, 2017 (the “Performance Period”). The ROIC Awards will vest, if at all, upon our achieving a specified average return on invested capital during the Performance Period. If the PSUs do not vest at the end of the Performance Period, the PSUs will expire automatically. Upon vesting, the PSUs will be settled by the issuance of shares of our common stock, subject to the executive officer’s continued employment. The actual number of shares of common stock will be issued to each award recipient at the end of the Performance Period will be interpolated between a threshold and maximum payout amount based on actual performance results. No dividends will be paid on outstanding PSUs during the Performance Period; however, dividend equivalents will be paid based on the number of shares of common stock that are ultimately earned at the end of the Performance Period.

With respect to the TSR Awards, a participant will earn 50% of the target number of PSUs for “Threshold Performance,” 100% of the target number of PSUs for “Target Performance,” and 150% of the target number of PSUs for “Maximum Performance.” With respect to the ROIC Awards, a participant will earn 35% of the target number of PSUs for “Threshold Performance,” 100% of the target number of PSUs for “Target Performance,” and 150% of the target number of PSUs for “Maximum Performance. For performance levels falling between the values show below, the percentages will be determined by interpolation. The following table establish the goals with respect to TSR and ROIC:

TSR:

Threshold Performance (50% of Shares)	Target Performance (100% of Shares)	Maximum Performance (150% of Shares)
35th Percentile	50th Percentile	75th Percentile

ROIC:

Threshold Performance (35% of Shares)	Target Performance (100% of Shares)	Maximum Performance (150% of Shares)
11%	12.5%	14%

During 2015, we awarded 35,775 TSR Awards and 35,775 ROIC Awards with a grant date fair value of $28.61 and $25.16 per unit, respectively. We estimate the grant date fair value of TSR Awards using the Monte Carlo simulation model, as the total shareholder return metric is considered a market condition under ASC 718. The grant date fair value of ROIC Awards is based on the closing price of a share of our common stock on the date of grant.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

The recognized compensation expense for the year ended December 31, 2015 was $0.4 million for all PSUs. Unrecognized compensation expense at December 31, 2015 was $1.5 million to be recognized over approximately two years.

10)	Goodwill, Net

We completed our annual goodwill impairment review during the fourth quarters of 2015 and 2014. For the years ended December 31, 2015, 2014 and 2013, we concluded that there were no indicators of impairment at the reporting units with goodwill.

The changes in the carrying amount of goodwill for the years ended December 31, 2015, 2014 and 2013 are as follows:

(In thousands)	Precision Bearing Components Group	Autocam Precision Components Group	Precision Engineered Products Group	Total
Balance as of December 31, 2013	$8,624	$—	$—	$8,624
Currency impacts	(1,169)	—	—	(1,169)
Goodwill acquired in acquisition	2,494	73,992	—	76,486

Balance as of December 31, 2014	$9,949	$73,992	$—	$83,941
Currency impacts	(838)	—	—	(838)
Goodwill acquired in acquisition	—	—	366,795	366,795

Balance as of December 31, 2015	$9,111	$73,992	$366,795	$449,898

The cumulative accumulated impairment charges included in the reported goodwill balances at December 31, 2015, 2014 and 2013 were $40.0 million all of which were recorded during the years ended December 31, 2008 and 2007.

The goodwill acquired in the 2015 acquisitions within the Precision Engineered Products Group was primarily related to the PEP Acquisition. (See Note 2 of the Notes to Consolidated Financial Statements). The goodwill balance related to the PEP Acquisition is derived from the value of the PEP reporting unit. This fair value was based in large part on management business plans and projected financial information which are subject to a high degree of management judgment and complexity. Actual results may differ from these projections and the differences may be material leading to a potential impairment of this goodwill if this reporting unit’s future results are not as forecasted.

The goodwill acquired in acquisitions during 2014 within the Autocam Precision Components Group was acquired with the acquisition of Autocam (see Note 2 of the Notes to Consolidated Financial Statements). The goodwill balance related to the Autocam acquisition is derived from the value of the Autocam reporting unit. This fair value was based in large part on management business plans and projected financial information which are subject to a high degree of management judgment and complexity. Actual results may differ from these projections and the differences may be material leading to a potential impairment of this goodwill if this reporting unit’s future results are not as forecasted.

11)	Intangible Assets, Net

With the PEP Acquisition the Precision Engineered Products Group acquired a customer relationship intangible asset of $226.5 million, a trade name intangible asset of $6.3 million, a backlog and unfavorable leasehold intangible of $7.7 million. The intangible assets have preliminary estimated useful lives of 12 years for customer relationships, 8 years for trade name, the backlog and unfavorable leases will be amortized over the fourth quarter of 2015 and first quarter of 2016. After the estimated useful lives of the backlog and inventory, the estimated amortization of intangibles will be approximately $19.7 million a year. (See Note 2 of the Notes to Consolidated Financial Statements).

With the Caprock acquisition, the Precision Engineered Products Group acquired $2.5 million of intangibles, approximately $0.1 in trade names and $2.4 million in customer relationships. The intangibles have preliminary

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

useful lives of one year for trade names and 12 years for customer relationships. The estimated amortization of the intangibles for the first year will be approximately $0.3 million and $0.2 million for the years thereafter. (See Note 2 of the Notes to Consolidated Financial Statements).

The Autocam Precision Components Group has an intangible asset not subject to amortization of $0.9 million related to the value of the trade names of Whirlaway. This indefinite lived intangible asset was impaired during the year ended December 31, 2014 as management is in the process of phasing out the use of the trade name as a result of the Autocam acquisition. As such, an impairment charge of $0.9 million was included in the restructuring and impairment charges line of the Consolidated Statements of Operations and Comprehensive Income (Loss).

With the Autocam acquisition the Autocam Precision Components Group acquired a customer contract intangible asset of $46.2 million, a trade name intangible asset of $4.1 million, a developed technology intangible asset of $0.9 million, and net favorable leasehold intangible of $0.4 million. The trade names and customer relationship intangible assets have preliminary estimated useful lives of 15 years, the remaining intangibles have a five year useful life. The estimated amortization for the first five year will be approximately $3.6 million a year and $3.4 million thereafter. (See Note 2 of the Notes to Consolidated Financial Statements).

The Precision Bearing Components Group acquired two customer contract intangible assets related to the acquisition of RKF and Chelsea and a trade name intangible asset related to the acquisition of RFK with an aggregate estimated fair value of $2.7 million. These intangible assets have weighted average useful lives of 10 years and are subject to amortization of approximately $0.3 million per year. (See Note 2 of the Notes to Consolidated Financial Statements).

12)	Segment Information

We determined our reportable segments under the provisions of GAAP related to disclosures about segments of an enterprise. Our three reportable segments are based on differences in product lines.

All of the facilities in the Precision Bearing Components Group are engaged in the production of precision steel balls, steel rollers, and metal retainers and automotive specialty products used primarily in the bearing industry. The Precision Engineered Products Group includes the Plastic and Rubber Components Group as presented in previous filings. The name of this segment was changed during 2015 after the PEP Acquisition and disposal of Delta Rubber. With the completion of the PEP Acquisition, we added a global manufacturer of highly engineered precision customized solutions serving the medical, electrical, automotive and aerospace end markets. The Autocam Precision Components Group is engaged in the design and manufacture of close-tolerance, specialty metal alloy components for mechanical and electromechanical systems using turning, grinding and milling processes. Currently, we manufacture components for use in fuel delivery, electromechanical motor, steering and braking systems for the automotive industry and highly engineered shafts, mechanical components, complex precision assembled and tested parts and fluid system components for the HVAC and fluid power industries. This segment was renamed with the acquisition of Autocam.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

	Precision Bearing Components Group	Precision Engineered Products Group	Autocam Precision Components Group	Corporate and Consolidations	Total

December 31, 2015
Net sales	$261,837	$77,183	$328,260	$—	$667,280
Depreciation and amortization	11,496	11,295	21,472	219	44,482
Income from operations	26,310	(3,718)	31,700	(27,495)	26,797
Interest expense				29,899	29,899
Income tax (benefit) expense				(10,518)	(10,518)
Net income (loss)				(7,431)	(7,431)
Assets	$215,163	$743,191	$417,853	$17,319	$1,393,526
Expenditures for long-lived assets	$15,111	$728	$21,341	$1,373	$38,553

December 31, 2014
Net sales	$278,026	$33,351	$177,224	$—	$488,601
Depreciation and amortization	12,000	1,160	9,070	(84)	22,146
Income from operations	31,872	1,231	15,732	(21,148)	27,687
Interest expense				10,895	10,895
Income tax (benefit) expense				5,786	5,786
Net income (loss)				8,217	8,217
Assets	$214,291	$17,196	$444,548	$36,678	$712,713
Expenditures for long-lived assets	$10,941	$673	$10,947	$5,041	$27,602

December 31, 2013
Net sales	$259,459	$34,991	$78,756	$—	$373,206
Depreciation and amortization	11,334	1,347	4,313	(37)	16,957
Income from operations	27,380	592	9,112	(9,257)	27,827
Interest Expense				2,374	2,374
Income tax (benefit) expense				8,000	8,000
Net income (loss)				17,178	17,178
Assets	$197,980	$16,638	$39,432	$8,352	$262,402
Expenditures for long-lived assets	$9,250	$1,015	$4,640	$345	$15,250

The vast majority of the acquisition related costs for the PEP Acquisition and Caprock acquisition in 2015, and the Autocam acquisition and the other three acquisitions in 2014 are reported under Corporate and Consolidations. These costs impacted income from operations at Corporate by $10.9 million and $9.8 million for the years ended December 31, 2015 and 2014, respectively. Beginning October 20, 2015 and September 1, 2014, the Precision Engineered Products Group and Autocam Precision Components Group, respectively, include the results of the acquired PEP and Autocam businesses. Since the date of the PEP Acquisition, 2015 sales revenue of $40.7 million and net loss of $(2.6) million (including the $4.3 million for the one-time increase in cost of goods sold for inventory step-up, and $5.2 for the amortization of backlog intangible) has been included in this segment. During 2014 and since the date of the Autocam acquisitions, sales revenue of $80.8 million and net income of $3.7 million (including the $1.2 million for the one-time increase in cost of goods sold for inventory step-up) has been included in this segment.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

	December 31, 2015		December 31, 2014		December 31, 2013
	Net Sales	Property, Plant and Equipment, Net	Net Sales	Property, Plant and Equipment, Net	Net Sales	Property, Plant and Equipment, Net

United States	$326,747	$183,226	$204,360	$129,232	$140,875	$42,573

Europe	170,921	77,147	167,665	82,783	149,649	57,505
Asia	86,564	35,345	58,470	32,848	38,233	21,011
Canada	9,759	—	8,657	—	9,415	—
Mexico	39,118	2,971	25,900	2,637	21,963	—
S. America	34,171	20,279	23,549	30,942	13,071	—

All foreign countries	340,533	135,742	284,241	149,210	232,331	78,516

Total	$667,280	$318,968	$488,601	$278,442	$373,206	$121,089

Due to the large number of countries in which we sell our products, sales to external customers and long-lived assets utilized by us are reported in the above geographical regions.

13)	Income Taxes

Income (loss) before provision (benefit) for income taxes for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Year ended December 31,
	2015	2014	2013

Income (loss) before provision (benefit) for income taxes:
United States	$(42,450)	$(9,341)	$8,259
Foreign	19,500	22,513	16,919

Total	$(22,950)	$13,172	$25,178

The loss of $42.5 million from domestic operations during 2015, was primarily driven from acquisition related charges (included in selling, general and administrative of $11.7 million, cost of products sold $7.5 million and write-off of debt issuance costs of $18.7 million) of which approximately $3.8 million was non-deductible as these costs were directly facilitative to the acquisitions.

The loss of $9.3 million from domestic operations during 2014, was primarily driven from acquisition related charges of $14.8 million (included in selling, general and administrative, cost of products sold, and interest expense) of which approximately $6.0 million were non-deductible as these cost were directly facilitative to the acquisitions.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

Total income tax expense (benefit) for the years ended December 31, 2015, 2014, and 2013 was as follows:

	Year ended December 31,
	2015	2014	2013
Current:
U.S. Federal	$—	$—	$—
State	420	37	179
Foreign	5,940	7,082	4,490

Total current expense	$6,360	$7,119	$4,669

Deferred:
U.S. Federal	$(13,391)	$1,625	$3,594
State	(1,869)	(382)	145
U.S. deferred tax valuation allowance	—	(1,434)	(818)
Foreign	(1,618)	(1,142)	410

Total deferred expense (benefit)	(16,878)	(1,333)	3,331

Total expense (benefit)	$(10,518)	$5,786	$8,000

A reconciliation of income taxes based on the U.S. federal statutory rate of 34% for each of the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	Year ended December 31,
	2015	2014	2013

Income taxes at the federal statutory rate	$(7,803)	$4,478	$8,561
Impact of incentive stock options	—	(145)	261
Decrease in U.S. valuation allowance	—	(1,434)	(818)
Foreign tax credit (additions) expiration	(1,343)	2,736	818
Capital gain on return of basis	—	—	—
State taxes, net of federal taxes	(1,592)	(362)	198
Non-U.S. earnings taxed at different rates	(2,308)	(1,714)	(834)
Non-deductible mergers and acquisition costs	1,299	1,971	—
R&D Tax credit	(623)	(529)	—
Joint Venture dividend	1,147	737	—
Change in uncertain tax positions	—	—	32
Other permanent differences, net	705	48	(218)

	$(10,518)	$5,786	$8,000

The 2015 effective tax rate of 46% primarily reflects the impact of foreign earnings being taxed at lower rates.

The 2014 effective tax rate of 44% reflects the impact of two items related to the merger and acquisition activity in 2014, including: (1) $2.0 million for non-deductible third party merger and acquisition as these costs were directly facilitative to the acquisitions; and (2) $1.3 million for the expiration of foreign tax credits that could not be utilized during 2014 because of the merger related acquisition costs as discussed below. In addition, the rate reflects an offset to the items above for the impact of foreign earnings taxed at lower rates of $1.7 million.

The 2013 effective tax rate of 32% reflects the impact of foreign earnings being taxed at lower rates of $0.8 million.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

The tax effects of the temporary differences as of December 31, 2015, 2014 and 2014 are as follows:

	December 31,
	2015	2014	2013
Deferred income tax liabilities:
Tax in excess of book depreciation	$42,345	$35,411	$6,673
Goodwill	1,554	1,949	2,213
Intangible assets	91,947	15,944	—
Other deferred tax liabilities	897	1,924	63

Gross deferred income tax liabilities	136,743	55,228	8,949

Deferred income tax assets:
Goodwill	1,666	2,411	3,215
Inventories	4,490	2,035	836
Pension/Personnel accruals	2,778	3,029	856
Net operating loss carry forwards	8,313	1,196	1,351
Foreign tax credits	3,242	290	3,026
Guarantee claim deduction	1,141	1,141	1,141
Credit carry forwards	2,582	1,853	—
Accruals and reserves	—	—	114
Other deferred tax assets	2,510	1,926	832

Gross deferred income tax assets	26,722	13,881	11,371
Valuation allowance on deferred tax assets	—	—	(1,434)

Net deferred income tax assets	26,722	13,881	9,937

Net deferred income tax assets (liabilities)	$(110,021)	$(41,347)	$988

With the PEP Acquisition, we assumed $87.6 million in net deferred tax liabilities primarily related to book and tax basis difference in fixed assets and intangibles (excluding goodwill).

With the Autocam acquisition, we assumed $43.8 million in net deferred tax liabilities primarily related to book and tax basis differences in fixed assets and intangibles (excluding goodwill).

As realization of certain deferred tax assets is not assured, management believes it is more likely than not that those net deferred tax assets will be realized. However, the amount of the deferred tax assets considered realizable could be reduced based on changing conditions. Below is a summary of the activity in the total valuation allowances during the years ended December 31, 2015, 2014 and 2013:

	Balance at Beginning of Year	Additions	Recoveries	Balance at End of Year

2015	$—	$—	$—	$—
2014	$1,434	$—	$(1,434)	$—
2013	$2,252	$—	$(818)	$1,434

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

During 2014, the valuation allowance of $1.4 million on our previously recognized foreign tax credits was reduced by the full $1.4 million for credits which expired as of December 31, 2014. In addition to the foreign tax credits with the full valuation allowance, $1.3 million in foreign tax credits expired unused as of December 31, 2014. These foreign tax credits were not utilized during 2014, as management expected, due to the large amount of non-deductible mergers and acquisition costs incurred related to the four acquisitions completed in 2014. The remaining foreign tax credits, net operating loss and credit carry forwards are expected to be utilized before expiration. We record a valuation allowance when it is “more likely than not” that some portion or all of the deferred income tax assets will not be realized. In reaching this determination, we consider the future reversals of taxable temporary differences, future taxable income, exclusive of taxable temporary differences and carry forwards, taxable income in prior carryback years and tax planning strategies.

Unremitted earnings of subsidiaries outside the United States are considered to be reinvested indefinitely at December 31, 2015. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings. There has been no change in our long term international expansion plans as of December 31, 2015 and our intent and ability is to indefinitely reinvest our foreign earnings. We base this assertion on two factors. The first factor is our intention to invest in foreign countries that are strategically important to our Precision Bearing Components Group, Precision Engineered Products Group and our Autocam Precision Components Group businesses. With the acquisitions completed in 2015 and 2014, we have significantly expanded our international base of operations adding subsidiaries in Mexico, Bosnia and Herzegovina, Brazil, Poland, France and China which will require more foreign investment. Second, we have sufficient access to funds in the U.S. through projected free cash flows and the availability of our US credit facilities to fund currently anticipated domestic operational and investment needs.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013

Beginning balance	$3,834	$873	$873
Additions for tax positions of prior years	2,516	3,589	—
Reductions for tax positions of prior years	(626)	(628)	—

Ending balance	$5,724	$3,834	$873

As of December 31, 2015, the $5.7 million of unrecognized tax benefits would, if recognized, impact our effective tax rate. The addition for tax positions of prior years was added as part of the purchase price allocation of PEP in 2015 of $2.2 million and Autocam in 2014 of $2.8 million and was included in the fair value of assets acquired and liabilities assumed. (See Note 2 of Notes to Consolidated Financial Statements.)

Interest and penalties related to federal, state, and foreign income tax matters are recorded as a component of the provision for income taxes in our Statements of Operations. During 2015, we accrued $30 thousand in foreign interest and $0.3 million in US interest. During 2014, we accrued $31 thousand in foreign interest and $17 thousand in US interest. During 2013, we accrued $32 thousand in foreign interest and penalties. As of December 31, 2015, the total amount accrued for interest and penalties was $1.4 million.

We or our subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years before 2012. We are no longer subject to non-U.S. income tax examinations within various European Union countries for years before 2010. We do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

14)	Reconciliation of Net Income (Loss) Per Share

	Year ended December 31,
	2015	2014	2013

Net income (loss)	$(7,431)	$8,217	$17,178

Weighted average shares outstanding	21,181	17,887	17,176
Effect of dilutive stock options	—	366	84

Diluted shares outstanding	21,181	18,253	17,260

Basic net income (loss) per share	$(0.35)	$0.46	$1.00

Diluted net income (loss) per share	$(0.35)	$0.45	$1.00

Given the net loss for the year ended December 31, 2015, all options are considered anti-dilutive. Excluded from the dilutive shares outstanding for the years ended December 31, 2014, and 2013 were 98,000 and 1,148,000 of anti-dilutive options, respectively, which had per share exercise prices ranging from of $19.63 to $22.69 for the year ended December 31, 2014 and $8.54 to $14.13 for the year ended December 31, 2013.

15)	Commitments and Contingencies

We have operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates. Rent expense for 2015, 2014 and 2013 was $5.8 million, $4.5 million and $2.3 million, respectively. The following is a schedule by year of future minimum lease payments as of December 31, 2015 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

Year ending December 31,

2016	$7,614
2017	5,681
2018	4,292
2019	3,518
2020	2,762
Thereafter	2,609

Total minimum lease payments	$26,476

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

We believe we have substantial legal and factual defenses and plan to defend our interests vigorously. While we believe a loss is not probable we estimate the range of possible loss related to this assessment is from $0 to $6.0 million. No amount has been accrued at December 31, 2015 for this matter.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger. Management believes the indemnification would include amounts owed for the tax, interest and penalties related to the Brazil ICMS matter.

All other legal matters

All other legal proceedings are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes. The procedures performed include reviewing attorney and plaintiff correspondence, reviewing any filings made and discussing the facts of the case with local management and legal counsel. We have not recognized any loss contingencies as December 31, 2015 and 2014.

16)	Investment in Non-Consolidated Joint Venture

As part of the Autocam acquisition, we acquired a 49% investment in a joint venture with an unrelated entity called Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a Chinese company located in the city of Wuxi, China. The JV is jointly controlled and managed and is being accounted for under the equity method.

Below are the components of our JV investment balance and activity for the years ended December 31, 2015 and 2014 (since the date of acquisition August 29, 2014):

Balance as of August 29, 2014	$35,595
Dividends received	(2,538)
Our share of cumulative earnings	1,646
Accretion of basis difference from purchase accounting	(372)

Balance as of December 31, 2014	$34,331
Capital contributions	$1,999
Dividends received	(2,868)
Our share of cumulative earnings	5,440
Accretion of basis difference from purchase accounting	(440)

Balance as of December 31, 2015	$38,462

Set forth below is summarized balance sheet information for the JV:

	December 31,
	2015	2014
Current assets	$24,663	$24,140
Non-current assets	22,847	21,519

Total assets	$47,510	$45,659

Current liabilities	$11,171	$14,162

Total liabilities	$11,171	$14,162

Dividends of $2.8 million were declared for year ended December 31, 2014 and paid by the JV during the year ended December 31, 2015. Our 49% ownership interest in this amount is net of a 10% withholding tax levied by the Chinese

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

government. We had sales to the JV of $0.1 million for the year ended December 31, 2015. Amounts due to us from the JV were $0.2 million of December 31, 2015. The JV had net sales in 2015 of $55.4 million and net income of $11.1 million.

No dividends were declared by the JV for the four months ended December 31, 2014. We had sales to the JV of $36 thousand during the four months ended December 31, 2014. Amounts due to us from JV were $0.2 million as of December 31, 2014. The JV had net sales in 2014 of $50.5 million and net income of $9.0 million.

17)	Quarterly Results of Operations (Unaudited)

The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2015 and 2014.

	Year ended December 31, 2015
	March 31	June 30	Sept. 30	Dec. 31
Net sales	$163,746	$164,856	$154,824	$183,854
Income from operations	$13,934	$13,589	$10,122	$(10,848)
Net income	$6,001	$6,953	$4,630	$(25,015)
Basic net income per share	$0.32	$0.36	$0.17	$(0.93)
Diluted net income per share	$0.31	$0.36	$0.17	$(0.93)

Weighted average shares outstanding:
Basic number of shares	18,996	19,215	26,839	26,840
Effect of dilutive stock options	384	367	328	—

Diluted number of shares	19,380	19,582	27,167	26,840

	Year ended December 31, 2014
	March 31	June 30	Sept. 30	Dec. 31
Net sales	$102,528	$106,680	$125,632	$153,761
Income from operations	$8,338	$8,237	$2,552	$8,560
Net income	$5,238	$5,200	$(3,840)	$1,619
Basic net income per share	$0.30	$0.29	$(0.21)	$0.09
Diluted net income per share	$0.29	$0.29	$(0.21)	$0.08

Weighted average shares outstanding:
Basic number of shares	17,656	17,779	17,979	18,970
Effect of dilutive stock options	306	393	—	347

Diluted number of shares	17,962	18,172	17,979	19,317

The fourth quarter of 2015 was impacted by merger and acquisition related costs of $18.7 million pre-tax, and $11.6 million after-tax primarily related to the PEP Acquisition. Additionally, the fourth quarter was negatively impacted by $18.7 million in pre-tax costs and $12.0 million in after-tax costs incurred related to writing-off debt issuance costs to our former lenders related to the new debt entered into for the PEP Acquisition.

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

The third and fourth quarters of 2014 were impacted by merger and acquisition related costs of $8.4 million and $1.5 million, respectively, pre-tax and $7.3 million and $3.2 million, respectively, after-tax related to the four acquisitions closed during 2014. Additionally, the third quarter was negatively impacted by $3.0 million in pre-tax costs and $1.9 million in after-tax costs incurred related to writing-off debt issuance costs and make whole interest payments to our former lenders related to the new debt entered into for the Autocam acquisition.

18)	Accumulated Other Comprehensive Income

The majority of our Accumulated Other Comprehensive Income balance relates to foreign currency translation of our foreign subsidiary balances. During the year ended December 31, 2015, we had other comprehensive loss of $21.9 million due to foreign currency translations and a $2.6 million loss due to change in fair value of interest rate hedge. During the year ended December 31, 2014, we had other comprehensive loss of $17.7 million due to foreign currency translations and a $0.4 million loss due to change in fair value of interest rate hedge. During the year ended December 31, 2013, we had other comprehensive income $3.9 million due to foreign currency translations. Income taxes on the foreign currency translation adjustments in other comprehensive income were not recognized because the earnings are intended to be indefinitely reinvested in those operations.

19)	Interest Rate Hedging

Our policy is to manage interest expense using a mix of fixed and variable rate debt. To manage this mix effectively, we may enter into an interest rate swap in which we agree to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

Effective December 16, 2014, we entered into a $150 million swap that went into effect on December 29, 2015 (one year delayed start), at which time our rate was locked at 6.966% until December 31, 2018. Prior to December 16, 2014, we did not have any existing interest rate hedges. The hedge instrument will be 100% effective and as such the mark to market gains or losses on this hedge will be included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into interest expense over the term of the related debt instruments.

The tables below summarizing the fair value measurement of this swap valued on a recurring basis on a gross basis:

(Dollars in thousands)		Fair Value Measurements at December 31, 2015
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets - current	$388	$—	$388	$—
Derivative Assets – non-current	368	$—	368	$—
Derivative Liabilities - current	(2,098)	—	(2,098)	—
Derivative Liabilities - current	(1,673)	—	(1,673)	—

	$(3,015)	$—	$(3,015)	$—

(Dollars in thousands)		Fair Value Measurements at December 31, 2014
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets – non-current	$867	$—	$867	$—
Derivative Liabilities – non-current	(1,298)	—	(1,298)	(—)

	$(431)	$—	$(431)	$—

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(In thousands, except per share data)

The interest rate swap derivative is classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves, index forward curves, discount curves, and volatility surfaces. The counterparty to this derivative contract is a highly rated financial institutions which we believe carries only a minimal risk of nonperformance.

We have elected to present the derivative contract on a gross basis in the Consolidated Statements of Financial Position within other current and other non-current assets and liabilities. Had we chosen to present the derivative contract on a net basis, we would have a derivative in a net liability position of $3.0 million and $0.4 million as of December 31, 2015 and 2014. We do not have any cash collateral due under such agreements.

Derivatives’ Hedging Relationships

(Dollars in millions)	Amount of after tax of gain/ (loss) recognized in Other Comprehensive Income on Derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)
Derivatives’ Cash Flow Hedging Relationships	December 31, 2015	December 31, 2014		December 31, 2015	December 31, 2014

Forward starting interest rate swap contracts	$(3015)	$(431)	Interest Expense	$0	$—

	$(3015)	$(431)		$0	$—

20)	Equity Offering

On July 1, 2015, we closed an underwritten registered public offering of common stock offered pursuant to a shelf registration statement on Form S-3 that was previously filed with, and declared effective by, the Securities Exchange Commission (the “SEC” or “Commission”). The total number of shares of common stock sold was 7,590,000 at a public offering price of $24.00 per share. All of the shares in the offering were sold by us. Our net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $173.1 million. Of these proceeds, $148.7 million was used for repayment of principal and interest on our debt.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined under Rule l3a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The management of NN, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within us have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management has excluded PEP and Caprock from its assessment of internal control over financial reporting at December 31, 2015 as they were acquired by us in purchase business combinations during 2015. These entities are our wholly-owned subsidiaries whose total assets and total revenues represent 9% and 7%, respectively, of our total assets and total revenue as of and for the year ended December 31, 2015.

Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10-K concerning our directors is contained in the sections entitled “Information about the Directors” and “Beneficial Ownership of Common Stock” of our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

Our Code of Ethics (the “Code”) was approved by our Board on November 6, 2003. The Code is applicable to all officers, directors and employees. The Code is posted on our website at www.nninc.com. Information contained on our website is not part of this Annual Report on Form 10-K. We will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is contained in the sections entitled “Information about the Directors — Compensation of Directors” and “Executive Compensation” of our definitive proxy statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is contained in the section entitled “Beneficial Ownership of Common Stock” of our definitive proxy statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

Information required by Item 201(d) of Regulation S-K concerning our equity compensation plans is set forth in the table below:

Table of Equity Compensation Plan Information

(in thousands, except per share data)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,034	$12.09	827
Equity compensation plans not approved by security holders	—	—	—

Total	1,034	$12.09	827

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding review, approval or ratification of transactions with related persons is contained in a section entitled “Certain Relationships and Related Transactions” of our definitive proxy statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

Information regarding director independence is contained in a section entitled “Information about the Directors” of our definitive proxy statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item of Form 10-K concerning our accounting fees and services is contained in the section entitled “Fees Paid to Independent Registered Public Accounting Firm” of our definitive proxy statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

1. Financial Statements

The financial statements of NN, Inc. filed as part of this Annual Report on Form 10-K begin on the following pages hereof:

2. Financial Statement Schedules

The required information is reflected in the Notes to Consolidated Financial Statements within Item 8.

3. See Index to Exhibits (attached hereto)

(b) Exhibits: See Index to Exhibits (attached hereto).

NN, Inc. will provide without charge to any person, upon the written request of such person, a copy of any of the Exhibits to this Form 10-K.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/S/ RICHARD D. HOLDER
Richard D. Holder
Chief Executive Officer, President and Director

	Dated:	March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date

/s/ RICHARD D. HOLDER Richard D. Holder	Chief Executive Officer, President and Director	March 15, 2016

/S/ JAMES H. DORTON James H. Dorton	Senior Vice President- Chief Financial Officer	March 15, 2016

/S/ THOMAS C. BURWELL, JR. Thomas C. Burwell, Jr.	Vice President-Chief Accounting Officer and Corporate Controller	March 15, 2016

/S/ G. RONALD MORRIS G. Ronald Morris	Non-Executive Chairman, Director	March 15, 2016

/s/ ROBERT E. BRUNNER Robert E. Brunner	Director	March 15, 2016

/S/ WILLIAM DRIES William Dries	Director	March 15, 2016

/S/ DAVID L. PUGH David L. Pugh	Director	March 15, 2016

/S/ STEVEN T. WARSHAW Steven T. Warshaw	Director	March 15, 2016

/S/ MICHAEL E. WERNER Michael E. Werner	Director	March 15, 2016

Index to Exhibits

2.1	Agreement and Plan of Merger, dated as of July 18, 2014, by and among NN, Inc., PMC Global Acquisition Corporation, Autocam Corporation, Newport Global Advisors, L.P., and John C. Kennedy (incorporated by reference to Exhibit 2.1 to NN, Inc.’s Current Report on Form 8-K filed on July 22, 2014).

2.2	Stock Purchase Agreement, dated as of August 17, 2015, by and among NN, Inc., Precision Engineered Products Holdings, Inc. and PEP Industries, LLC (incorporated by reference to Exhibit 2.1 to NN, Inc.’s Current Report on Form 8-K filed on August 18, 2015).

3.1	Restated Certificate of Incorporation of NN, Inc. (incorporated by reference to Exhibit 3.1 of NN, Inc.’s Registration Statement No. 333-89950 on Form S-3 filed June 6, 2002).

3.2	Amended and Restated By-Laws of NN, Inc. (incorporated by reference to Exhibit 3.1 to NN, Inc.’s Current Report on Form 8-K filed on November 20, 2015).

4.1	The specimen stock certificate representing NN, Inc.’s Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 of NN, Inc.’s Registration Statement No. 333-89950 on Form S-3 filed on June 6, 2002).

4.2	Stockholders’ Agreement, effective as of August 29, 2014, by and between NN, Inc. and John C. Kennedy (incorporated by reference to Exhibit 3.1 to NN, Inc.’s Current Report on Form 8-K filed on September 2, 2014).

4.3	Indenture, dated as of October 19, 2015, by and among NN, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to NN, Inc.’s Current Report on Form 8-K filed on October 20, 2015).

4.4	Form of the NN, Inc. 10.25% Senior Notes due 2020 (included as Exhibit A to the Indenture incorporated by reference to Exhibit 4.1 to NN, Inc.’s Current Report on Form 8-K filed on October 20, 2015).

4.5	Supplemental Indenture, dated as of October 19, 2015, by and among NN, Inc., certain direct and indirect subsidiaries of NN, Inc., as additional subsidiary guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to NN, Inc.’s Current Report on Form 8-K filed on October 20, 2015).

10.1*	NN, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 of NN, Inc.’s Registration Statement No. 333-130395 on Form S-8 filed December 16, 2005).

10.2*	NN, Inc. 2011 Stock Incentive Plan (incorporated by reference to NN, Inc.’s Proxy Statement on Schedule 14A filed April 6, 2011).

10.3*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of NN, Inc.’s Registration Statement No. 333-89950 on Form S-3/A filed July 15, 2002).

10.4*	Elective Deferred Compensation Plan, dated February 26, 1999 (incorporated by reference to Exhibit 10.16 of NN, Inc.’s Annual Report on Form 10-K filed March 31, 1999).

10.5*	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between NN, Inc. and James H. Dorton (incorporated by reference to Exhibit 10.2 to NN, Inc.’s Current Report on Form 8-K filed September 18, 2012).

10.6*

Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between NN, Inc. and Thomas C. Burwell (incorporated by reference to Exhibit 10.3 to NN, Inc.’s Current Report on Form 8-K filed September 18, 2012).

10.7*	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between NN, Inc. and William C. Kelly, Jr., (incorporated by reference to Exhibit 10.4 to NN, Inc.’s Current Report on Form 8-K filed September 18, 2012).

10.8*	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between NN, Inc. and Jeffery H. Hodge (incorporated by reference to Exhibit 10.5 to NN, Inc.’s Current Report on Form 8-K filed September 18, 2012).

10.9*	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between the Whirlaway and James R. Widders (incorporated by reference to Exhibit 10.6 to NN, Inc.’s Current Report on Form 8-K filed September 18, 2012).

10.10*	Executive Employment Agreement, dated May 8, 2013, between NN, Inc. and Richard D. Holder (incorporated by reference to Exhibit 10.1 of NN, Inc.’s Form 8-K filed May 10, 2013).

10.11	Term Loan Credit Agreement, dated as of August 29, 2014, by and among NN, Inc., Bank of America, N.A., the several lenders from time to time a party thereto, KeyBank National Association, as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBank National Association as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed on September 2, 2014).

10.12	Credit Agreement, dated as of August 29, 2014, by and among NN, Inc., NN Netherlands B.V., the several lenders from time to time a party thereto, KeyBank National Association, and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to NN, Inc.’s Current Report on Form 8-K filed on September 2, 2014).

10.13	Escrow Agreement, effective as of August 29, 2014, by and among NN, Inc., Newport Global Advisors, L.P., John C. Kennedy and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.3 to NN, Inc.’s Current Report on Form 8-K filed on September 2, 2014).

10.14	Indemnity Agreement, effective as of August 29, 2014, by and among NN, Inc. and each of the shareholders of Autocam Corporation identified therein (incorporated by reference to Exhibit 10.4 to NN, Inc.’s Current Report on Form 8-K filed on September 2, 2014).

10.15	Noncompetition and Nondisclosure Agreement, effective as of August 29, 2014, by and between NN, Inc. and John C. Kennedy (incorporated by reference to Exhibit 10.5 to NN, Inc.’s Current Report on Form 8-K filed on September 2, 2014).

10.16	Transition Services Agreement, effective as of August 29, 2014, by and among Autocam Corporation and Autocam Medical Devices, LLC (incorporated by reference to Exhibit 10.6 to NN, Inc.’s Current Report on Form 8-K filed on September 2, 2014).

10.17*	Executive Employment Agreement, dated September 9, 2014, between NN, Inc. and Warren A. Veltman. (incorporated by reference to Exhibit 10.27 to NN, Inc.’s Annual Report on Form 10-K filed on March 16, 2015).

10.18*	Executive Employment Agreement, dated October 6, 2014, between NN, Inc. and L. Jeffrey Manzagol. (incorporated by reference to Exhibit 10.28 to NN, Inc.’s Annual Report on Form 10-K filed on March 16, 2015).

10.19*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.29 to NN, Inc.’s Annual Report on Form 10-K filed on March 16, 2015).

10.20*	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.30 to NN, Inc.’s Annual Report on Form 10-K filed on March 16, 2015).

10.21*	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed on May 7, 2015).

10.22	Commitment Letter, dated as of August 17, 2015, by and among NN, Inc., KeyBanc Capital Markets Inc., KeyBank National Association, SunTrust Bank, SunTrust Robinson Humphrey, Inc., Regions Capital Markets and Regions Bank (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed on August 18, 2015).

10.23	Purchase Agreement, dated as of October 16, 2015, by and among NN, Inc., the subsidiary guarantors party thereto and SunTrust Robinson Humphrey, Inc., acting on behalf of itself and as the representative of the several initial purchasers identified therein (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed on October 20, 2015).

10.24	Joinder to the Purchase Agreement, dated as of October 19, 2015, by and among certain direct and indirect subsidiaries of NN, Inc., as additional parties to the Purchase Agreement (incorporated by reference to Exhibit 10.2 to NN, Inc.’s Current Report on Form 8-K filed on October 20, 2015).

10.25	Credit Agreement, dated as of October 19, 2015, by and among NN, Inc., KeyBank National Association, as administrative agent, Regions Bank, a syndication agent and SunTrust Bank as documentation agent, and KeyBanc Capital Markets, Inc., SunTrust Robinson Humphrey, Inc. and Regions Capital Markets as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.3 to NN, Inc.’s Current Report on Form 8-K filed on October 20, 2015).

10.26	Registration Rights Agreement, dated as of October 19, 2015, by and among NN, Inc., the subsidiary guarantors party thereto and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.4 to NN, Inc.’s Current Report on Form 8-K filed on October 20, 2015).

10.27	Registration Rights Agreement Joinder, dated as of October 19, 2015, by and among certain direct and indirect subsidiaries of NN, Inc., as additional parties to the Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to NN, Inc.’s Current Report on Form 8-K filed on October 20, 2015).

10.28	Amendment No 1 to Credit Agreement, dated as of November 9, 2015, by and among NN, Inc., KeyBank National Association, as administrative agent, Regions Bank, SunTrust Bank and KBCM Bridge LLC (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed on November 10, 2015).

21.1#	List of Subsidiaries of NN, Inc.

23.1#	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1##	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

32.2##	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Service.

101.CAL#	Taxonomy Calculation Linkbase.

101.LAB#	XBRL Taxonomy Label Linkbase.

101.PRE#	XBRL Presentation Linkbase Document.

101.DEF#	XBRL Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.
#	Filed herewith
##	Furnished herewith