Form 10-Q
period 2016-06-30
NN INC
filed 2016-08-04
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 27, 2016, there were 27,125,168 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NN, Inc.

Condensed Consolidated Statements of Net Income and Comprehensive Income (Loss)

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015

Net sales	$214,272	$164,856	$426,498	$328,601
Cost of products sold (exclusive of depreciation and amortization shown separately below)	156,794	128,708	316,548	258,025
Selling, general and administrative	21,592	13,962	42,304	25,961
Depreciation and amortization	15,136	8,597	32,484	17,091
Restructuring and impairment charges	4,047	—	6,585	—

Income from operations	16,703	13,589	28,577	27,524

Interest expense	16,165	6,021	32,587	11,959
Other (income) expense, net	(824)	19	(1,953)	1,419

Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	1,362	7,549	(2,057)	14,146
Provision (benefit) expense for income taxes	674	1,617	(46)	3,073
Share of net income from joint venture	1,343	1,021	2,743	1,882

Net income	$2,031	$6,953	$732	$12,955

Other comprehensive income (loss):

Change in fair value of interest rate hedge	(79)	(61)	(1,081)	(1,625)
Foreign currency translation gain (loss)	(2,925)	4,065	3,794	(12,231)

Other comprehensive income (loss)	(3,004)	4,004	2,713	(13,856)

Comprehensive income (loss)	$(973)	$10,957	$3,445	$(901)

Basic income per share:
Net income	$0.08	$0.36	$0.03	$0.68

Weighted average shares outstanding	27,024	19,215	26,923	19,064

Diluted income per share:
Net income	$0.07	$0.36	$0.03	$0.67

Weighted average shares outstanding	27,187	19,582	27,050	19,416

Cash dividends per common share	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$15,080	$15,087
Accounts receivable, net	147,053	123,005
Inventories	118,784	119,836
Income tax receivable	4,046	3,989
Current deferred tax assets	—	6,696
Other current assets	12,920	11,568

Total current assets	297,883	280,181

Property, plant and equipment, net	323,244	318,968
Goodwill, net	448,690	449,898
Intangible assets, net	267,769	282,169
Non-current deferred tax assets	—	742
Investment in joint venture	41,205	38,462
Other non-current assets	10,950	10,147

Total assets	$1,389,741	$1,380,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65,862	$69,101
Accrued salaries, wages and benefits	23,392	21,125
Income taxes payable	2,042	5,350
Current maturities of long-term debt	19,537	11,714
Current portion of obligation under capital lease	4,101	4,786
Other current liabilities	23,941	21,275

Total current liabilities	138,875	133,351

Non-current deferred tax liabilities	112,256	117,459
Long-term debt, net of current portion	801,213	795,400
Accrued post-employment benefits	6,045	6,157
Obligation under capital lease, net of current portion	7,656	9,573
Other	6,290	4,746

Total liabilities	1,072,335	1,066,686
Total stockholders’ equity	317,406	313,881

Total liabilities and stockholders’ equity	$1,389,741	$1,380,567

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock				Accumulated
(in thousands of dollars and shares)	Number of shares	Par value	Additional paid in capital	Retained earnings	other comprehensive income	Non- controlling interest	Total

Balance, December 31, 2015	26,849	$269	$277,582	$55,151	$(19,153)	$32	$313,881
Net income (loss)	—	—	—	732	—	—	732
Dividends paid	—	—	—	(3,773)	—	—	(3,773)
Stock option expense	—	—	494	—	—	—	494
Shares issued for option exercises	145	1	1,524	—	—	—	1,525
Restricted and performance based stock compensation expense	152	1	1,990	—	—	—	1,991
Restricted shares forgiven for taxes and forfeited	(21)	—	(157)	—	—	—	(157)
Foreign currency translation gain	—	—	—	—	3,794	—	3,794
Change in fair value of interest rate hedge	—	—	—	—	(1,081)	—	(1,081)

Balance, June 30, 2016	27,125	$271	$281,433	$52,110	$(16,440)	$32	$317,406

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2016	2015
Cash flows from operating activities:
Net income	$732	$12,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,484	17,091
Amortization of debt issuance costs	1,986	1,146
Joint venture net income in excess of cash received	(2,743)	(1,882)
Compensation expense from issuance of restricted stock and incentive stock options	2,485	1,771
Deferred income tax expense (benefit)	2,235	—
Non-cash restructuring and impairment charges	1,891	—
Changes in operating assets and liabilities:
Accounts receivable	(24,048)	(17,393)
Inventories	1,713	1,305
Accounts payable	(3,239)	(6,317)
Other assets and liabilities	(1,872)	(4,399)

Net cash provided by operating activities	11,624	4,277

Cash flows from investing activities:
Acquisition of property, plant and equipment	(18,223)	(16,166)
Proceeds from measurement period adjustments to previous acquisition	1,635	—
Proceeds from disposals of property, plant and equipment	215	433
Cash paid to acquire businesses, net of cash received	—	(8,966)
Capital contributions to joint venture	—	(1,372)

Net cash used by investing activities	(16,373)	(26,071)

Cash flows from financing activities:
Debt issue costs paid	—	(136)
Dividends Paid	(3,773)	(2,676)
Proceeds from long-term debt	11,000	8,517
Repayment of long-term debt	(5,875)	—
Proceeds of short-term debt, net	6,580	1,453
Proceeds from issuance of stock and exercise of stock options	1,525	1,831
Principal payments on capital lease	(2,462)	(2,618)

Net cash provided by financing activities	6,995	6,371

Effect of exchange rate changes on cash flows	(2,253)	(485)

Net change in cash and cash equivalents	(7)	(15,908)
Cash and cash equivalents at beginning of year	15,087	37,317

Cash and cash equivalents at end of year	$15,080	$21,409

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2016 and 2015

(In thousands, except per share data)

Note 1. Interim Financial Statements

We are a diversified industrial company and a leading global manufacturer of high precision bearing components, industrial plastic products and precision metal components to a variety of markets on a global basis. We have 41 manufacturing plants in North America, Western Europe, Eastern Europe, South America and China. Our business is aggregated into three reportable segments, the Precision Bearing Components Group (formerly known as our Metal Bearing Components Group), the Precision Engineered Products Group (formerly known as our Plastics and Rubber Components Group) and the Autocam Precision Components Group. As used in this Quarterly Report on Form 10-Q, the terms “NN”, “the Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

The accompanying Condensed Consolidated Financial Statements of NN, Inc. have not been audited, except that the Condensed Consolidated Balance Sheet at December 31, 2015 was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), which was filed with the U.S. Securities and Exchange Commission, or the SEC, on March 15, 2016. In our opinion, these Condensed Consolidated Financial Statements reflect all adjustments necessary to fairly state the results of operations for the three and six month periods ended June 30, 2016 and 2015, our financial position at June 30, 2016 and December 31, 2015, and the cash flows for the three and six month periods ended June 30, 2016 and 2015 on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly our financial position and operating results for the interim periods.

Included in Selling, general and administrative expense line item within the Condensed Consolidated Statement of Net Income during the three months ended June 30, 2016 is an out of period adjustment in the amount of $0.4 million, to correct compensation expense recorded with respect to share – based awards previously granted to executives who, either at the time of such grant or during the applicable vesting period, were eligible to retire from the Company, upon which the vesting of all or a portion of these awards would be accelerated.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited, Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2015 Annual Report. The results for the six months ended June 30, 2016 are not necessarily indicative of results for the year ending December 31, 2016 or any other future periods.

Newly Adopted Accounting Standards

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

We adopted ASU No. 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory (“ASU 2015-11”), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The subsequent measurement of inventory test, historically three measurements under lower of cost or market, is replaced by lower of cost and net realizable value test. Thus, we will compare the cost of inventory to only one measure, its net realizable value. When evidence exists that the net realizable value of inventory is less than its cost (due to damage, physical deterioration, obsolescence, changes in price levels or other causes), we will recognize the difference as a loss in earnings in the period in which it occurs. In accordance with ASU 2015-11, we are applying the new guidance on a prospective basis.

We adopted ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, we will recognize a measurement-period adjustment during the period in which we determine the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. In accordance with ASU 2015-16, we are applying the new guidance on a prospective basis to adjustments to provisional amounts that occur after December 31, 2015. That is, ASU 2015-16 applies to open measurement periods, regardless of the acquisition date.

We adopted ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). We will classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. In addition, we will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. We have elected to apply ASU 2015-17 on a prospective basis. Therefore, the prior periods were not retroactively adjusted.

Issuance of New Accounting Standards

In 2014, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) issued the joint revenue recognition standard. Since its release, there have been multiple proposed and finalized amendments made to the revenue recognition standard. In 2016, the FASB and IASB also issued separate lease accounting standards. The revenue recognition standard is effective for public companies beginning January 1, 2018 with full retrospective or modified retrospective adoption permitted. Both standards will significantly change current revenue and lease accounting practices, processes, systems, controls, and disclosures and take time and resources to adopt.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 creates Topic 842, Leases, in the FASB Accounting Standards Codification (FASB ASC) and supersedes FASB ASC 840, Leases. Entities that hold numerous equipment and real estate leases, in particular those with numerous operating leases, will be most affected by the new guidance. The leasing accounting standard is effective for public companies beginning January 1, 2019 with modified retrospective adoption required and early adoption permitted. The amendments in ASU 2016-02 are expected to impact balance sheets at many companies by adding lease-related assets and liabilities. This may affect compliance with contractual agreements and loan covenants.

We are currently evaluating the impacts of the revenue recognition and lease accounting standards on our financial position or results of operations and related disclosures.

Except for per share data or as otherwise indicated, all dollar amounts presented in the tables in these Notes to the Condensed Consolidated Financial Statements are in thousands.

Note 2. Acquisitions

PEP

As reported in our 2015 Annual Report we completed the acquisition of Precision Engineered Products Holdings, Inc. (“PEP”) on October 19, 2015. During the six months ended June 30, 2016, we finalized certain working capital adjustments and fixed assets. The changes primarily arose from differences noted during acquisition integration. As a result, we adjusted the preliminary allocation of the purchase price initially recorded at the PEP acquisition date to reflect these measurement period adjustments. The income taxes continue to be reviewed regarding finalization of fair market value.

The following table summarizes the purchase price allocation for the PEP acquisition:

	As Reported on December 31, 2015	Subsequent Adjustments to fair value	Restated as of June 30, 2016
Consideration:
Cash paid	$621,196	$—	$621,196
Cash adjustment	—	(1,635)	(1,635)

Total consideration	621,196	(1,635)	619,561

Fair value of assets acquired and liabilities assumed on October 19, 2015:
Current assets	$69,331	$661	$69,992
Property, plant and equipment	56,163	(962)	55,201
Intangible assets subsect to amortization	240,490	—	240,490
Other non-current assets	1,500	—	1,500
Goodwill	364,450	(1,334)	363,116

Total assets acquired	731,934	(1,635)	730,299

Current liabilities	21,131	—	21,131
Non-current deferred tax liabilities	87,578	—	87,578
Other non-current liabilities	2,029	—	2,029

Total liabilities assumed	110,738	—	110,738

Net assets acquired	$621,196	$(1,635)	$619,561

In accordance with ASU 2015-16 as noted above in Note 1, we have recognized measurement-period adjustments during the period in which we determine the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date.

Note 3. Inventories

Inventories are comprised of the following:

	June 30, 2016	December 31, 2015
Raw materials	$52,149	$50,204
Work in process	33,262	30,604
Finished goods	33,373	39,028

Inventories	$118,784	$119,836

Inventories on consignment at customer locations as of June 30, 2016 and December 31, 2015 totaled $5.0 million for both dates.

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

Note 4. Net Income Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$2,031	$6,953	$732	$12,955

Weighted average shares outstanding	27,024	19,215	26,923	19,064
Effect of dilutive stock options	163	367	127	352

Diluted shares outstanding	27,187	19,582	27,050	19,416

Basic net income (loss) per share	$0.08	$0.36	$0.03	$0.68

Diluted net income (loss) per share	$0.07	$0.36	$0.03	$0.67

For both the three and six month periods ended June 30, 2016, approximately 0.9 million potentially dilutive stock options had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per share. For both the three and six month periods ended June 30, 2016, approximately 0.7 million potentially dilutive stock options had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per share.

Note 5. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in our 2015 Annual Report. Our business is aggregated into three reportable segments, the Precision Bearing Components Group (formerly known as our Metal Bearing Components Group), the Precision Engineered Products Group (formerly known as our Plastics and Rubber Components Group) and the Autocam Precision Components Group. We account for inter-segment sales and transfers at current market prices. We did not have any significant inter-segment transactions during the three and six month periods ended June 30, 2016 and 2015.

	Precision Bearing Components Group	Autocam Precision Components Group	Precision Engineered Components Group	Corporate and Consolidations	Total
Three Months ended June 30, 2016
Revenues from external customers	$65,157	$82,991	$66,124	$—	$214,272
Income (loss) from operations	$6,474	$7,770	$10,782	$(8,323)	$16,703

Six Months ended June 30, 2016
Revenues from external customers	$129,902	$166,981	$129,615	$—	$426,498
Income (loss) from operations	$12,800	$14,297	$16,203	$(14,723)	$28,577
Total assets	$226,943	$423,703	$733,439	$5,656	$1,389,741

Three Months ended June 30, 2015
Revenues from external customers	$69,261	$86,471	$9,124	$—	$164,856
Income (loss) from operations	$9,403	$9,095	$501	$(5,410)	$13,589

Six Months ended June 30, 2015
Revenues from external customers	$142,496	$169,093	$17,012	$—	$328,601
Income (loss) from operations	$18,491	$16,813	$714	$(8,494)	$27,524
Total assets	$209,986	$439,526	$28,202	$31,226	$708,940

Note 6. Long-Term Debt and Short-Term Debt

Long-term debt and short-term debt at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	Restated December 31, 2015
Borrowings under our $575.0 million Senior Secured Term Loan B bearing interest the greater of 1% or 3 month LIBOR (0.65% at June 30, 2016) plus an applicable margin of 4.75% at June 30, 2016, expiring October 19, 2022, net of debt issuance costs of $19.5 million at June 30, 2016 and $20.6 million at December 31, 2015.	$551,227	$552,957

Borrowings under our $100.0 million Senior Secured Revolver bearing interest at LIBOR (0.44% at June 30, 2016) plus an applicable margin of 3.50% at June 30, 2016, expiring October 19, 2020, net of debt issuance costs of $2.6 million at June 30, 2016 and $2.9 million at December 31, 2015.	20,083	3,547

Borrowings under our $250.0 million Senior Notes bearing interest at 10.25%, maturing on November 1, 2020, net of debt issuance costs of $5.4 million at June 30, 2016 and $5.9 million at December 31, 2015.	244,573	244,088

French Safeguard Obligations (Autocam)	493	2,000

Brazilian lines of credit and equipment notes (Autocam)	798	826

Chinese line of credit (Autocam)	3,576	3,696

Total debt	820,750	807,114

Less current maturities of long-term debt	19,537	11,714

Long-term debt, excluding current maturities of long-term debt	$801,213	$795,400

On October 19, 2015, concurrent with the PEP acquisition, we: (i) entered into a new senior secured term loan facility in the amount of up to $525 million with a seven year maturity (the “New Term Loan Credit Facility”); (ii) entered into a new senior secured revolving credit facility in the amount of up to $100 million with a five year maturity (the “New Senior Secured Revolving Credit Facility” and together with the New Term Loan Credit Facility, the “New Senior Credit Facilities”); and (iii) issued $300 million of 10.25% senior notes due 2020 (the “Senior Notes”). The New Senior Credit Facilities replaced our existing credit facilities. On November 9, 2015, an incremental term loan of $50 million was drawn on the New Term Loan Credit Facility and the proceeds were used to repurchase approximately $50 million of the Senior Notes.

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

The Senior Notes will mature on November 1, 2020. Interest is payable semi-annually in arrears on May 1 and November 1 of each year, and commenced on May 1, 2016. Under the Senior Notes, we received proceeds of $293.3 million net of a discount of $6.8 million, which is being amortized into interest expense over the life of the Senior Notes. We have paid a total of $7.3 million in debt issuance costs, which includes the $6.8 million of debt discount, all of which is being amortized into interest expense over the life of the Senior Notes. The Senior Notes will be guaranteed by each existing direct and indirect domestic restricted subsidiaries (excluding immaterial subsidiaries). The Senior Notes and guarantees will be senior unsecured obligations of the issuer and the guarantors, respectively, and will rank pari passu in right of payments with all existing and future senior debt and senior to all existing and future subordinated debt of the issuer and guarantors. The Senior Notes and guarantees will be effectively subordinated to all existing and future secured debt of the issuer and guarantors to the extent of the assets securing such debt. In addition, the Senior Notes and the guarantees will be structurally subordinated to all indebtedness and other liabilities and preferred stock of our subsidiaries that do not guarantee the Senior Notes. The Senior Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities law and may not be offered or sold within the United States or to, or for the benefit of, a U.S. person (as defined by Regulation S under the Securities Act) except in transactions exempt from, or not subject to, the registration requirements of the Securities Act. The Senior Notes were offered and sold only to persons reasonably believed to be “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) and to persons outside the United States under Regulations S. Under the registration rights agreement related to the Senior Notes, we were required to use our commercially reasonable efforts to register notes having substantially identical terms (other than restrictions on transfer and additional interest) as the Senior Notes with the SEC as part of an offer to exchange registered exchange notes for the Senior Notes. Additionally, we were to use our commercially reasonable effort to file a registration statement for the exchange notes with the SEC and cause that registration statement to be declared effective 300 days of the issue date of the Senior Notes. On June 10, 2016, the registration rights agreement related to the Senior Notes was amended and restated in its entirety to provide for demand registration upon request by the holders of the Senior Notes in lieu of requiring registration and the subsequent exchange offer as described above. Pursuant to the terms of the amended and restated registration rights agreement, if we fail to register notes substantially identical to the Senior Notes upon demand, then the annual interest rate on the Senior Notes will increase by 0.25%. The annual interest rate on the Senior Notes will increase by an additional 0.25% for each subsequent 90-day period during which a registration default continues, up to a maximum additional interest rate of 1.0% per year.

As part of the merger with Autocam, we assumed certain foreign credit facilities. These facilities relate to local borrowings in France, Brazil and China. These facilities are with financial institutions in the countries in which foreign plants operate and are meant to fund working capital and equipment purchases in those countries. Below is a description of the credit facilities.

Our French operation (acquired with Autocam) has liabilities with certain creditors subject to Safeguard protection. The liabilities are being paid annually over a 10-year period until 2019 and carry a zero percent interest rate. Amounts due as of June 30, 2016 to those creditors opting to be paid over a 10-year period totaled $0.5 million and are included in current maturities of long-term debt of $0.4 million and long-term debt, net of current portion of $0.1 million.

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

	Audited December 31, 2015	ASU 2015-13 Reclass	Restated December 31, 2015
Borrowings under our $575.0 million Senior Secured Term Loan B	$562,580	$(9,623)	$552,957
Borrowings under our $100.0 million Senior Secured Revolver	6,462	(2,915)	3,547
Borrowings under our $250.0 million Senior Notes	244,509	(421)	244,088
French Safeguard Obligations (Autocam)	2,000		2,000
Brazilian lines of credit and equipment notes (Autocam)	826		826
Chinese line of credit (Autocam)	3,696		3,696

Total debt	820,073		807,114
Less current maturities of long-term debt	11,714		11,714

Long-term debt, excluding current maturities of long-term debt	$808,359		$795,400

Note 7. Goodwill, net

The changes in the carrying amount of goodwill, net for the six months ended June 30, 2016 are as follows:

	Precision Bearing Components Group	Autocam Precision Components Group	Precision Engineered Products Group	Total
Balance as of December 31, 2015	$9,111	$73,992	$366,795	$449,898
Currency impacts	126	—	—	126
Goodwill changes from measurement period	—	—	(1,334)	(1,334)

Balance as of June 30, 2016	$9,237	$73,992	$365,461	$448,690

The goodwill balances are tested for impairment on an annual basis during the fourth quarter and between annual tests if a triggering event occurs. As noted in Note 2. Acquisitions, some measurement period adjustments to goodwill were made for the PEP acquisition. As of June 30, 2016, there were no indications of impairment at the reporting units with goodwill balances.

Note 8. Intangible Assets, Net

The changes in the carrying amount of intangible assets, net for the six months ended June 30, 2016 are as follows:

	Precision Bearing Components Group	Autocam Precision Components Group	Precision Engineered Products Group	Total
Balance as of December 31, 2015	$1,952	$46,417	$233,800	$282,169
Amortization	(104)	(1,819)	(12,624)	(14,547)
Currency impacts	19	128	—	147

Balance as of June 30, 2016	$1,867	$44,726	$221,176	$267,769

Note 9. Shared-Based Compensation

During the three and six months ended June 30, 2016 and 2015, approximately $1.5 million and $2.5 million in 2016 and $1.0 million and $1.8 million in 2015, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards. During the six months ended June 30, 2016, there were 152,510 restricted stock awards, 167,000 option awards, and 202,330 performance based awards to non-executive directors, officers and certain other key employees. During the six months ended June 30, 2015, there were 114,475 restricted stock awards, 54,600 option awards and 71,550 performance based awards to non-executive directors, officers and certain other key employees.

The shares of restricted stock granted during the six months ended June 30, 2016, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. During the three and six months ended June 30, 2016 and 2015, we incurred $0.7 million and $1.4 million in 2016 and $0.6 million and $1.1 million in 2015, respectively, in expense related to restricted stock. The fair value of the shares issued was determined by using the grant date closing price of our common stock.

The performance stock units granted during the six months ended June 30, 2016 will be satisfied in the form of shares of common stock during 2019 depending on meeting certain performance and/or market conditions. We are recognizing the compensation expense over the three-year period in which the performance and market conditions are measured. During the three and six months ended June 30, 2016 and 2015, we incurred $0.5 million and $.06 million in 2016 and $0.2 million and $0.2 million in 2015, respectively, in expense related to performance stock units. The fair value of the performance share units issued was determined by using the grant date closing price of our common stock for the units with a performance condition and a Monte Carlo valuation model for the units that have a market condition.

We incurred $0.3 million and $0.5 million in 2016 and $0.2 million and $0.5 million in 2015 of stock option expense in the three and six months ended June 30, 2016 and 2015, respectively. The fair value of our options cannot be determined by market value, because our options are not traded in an open market. Accordingly, we utilized the Black Scholes financial pricing model to estimate the fair value.

The following table provides a reconciliation of option activity for the three months ended June 30, 2016:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,034	$12.09
Granted	167	$11.31
Exercised	(145)	$10.55
Forfeited or expired	(23)	$16.17

Outstanding at June 30, 2016	1,033	$12.09	6.2	$3,073	(1)

Exercisable at June 30, 2016	816	$11.47	5.4	$2,649	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at June 30, 2016.

Note 10. Provision for Income Taxes

Tax rate during the quarter ended June 30, 2016 was 49% versus 21% for the quarter ended June 30, 2015. The increase in tax rate was due to adjusting the full year effective tax rate on our year to date loss from 23% to 10% resulting in a $0.5 million increase to tax expense in the second quarter of 2016. Excluding this increase, the tax rate in the second quarter would have been 15%.

Tax rate during the six months ended June 30, 2016 was 2% versus 22% for the six months ended June 30, 2015. The decrease in tax rate was due to the full year effective being 10% primarily due to non-US base earnings being taxed at lower rates reducing the effective tax rate by 23%. Additionally, the tax rate was reduced by 7% due to recognizing $0.2 million in interest and penalties on uncertain tax positions.

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

We believe that we have substantial legal and factual defenses, and plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at June 30, 2016 for this matter. There was no material change in the status of this matter from December 31, 2015 to June 30, 2016.

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

Below are the components of our JV investment balance at June 30, 2016:

Balance as of December 31, 2015	$38,462
Our share of cumulative earnings	3,004
Accretion of basis difference from purchase accounting	(261)

Balance as of June 30, 2016	$41,205

Set forth below is summarized balance sheet information for the JV:

	June 30, 2016	December 31, 2015
Current assets	$31,452	$24,663
Non-current assets	23,570	22,847

Total assets	$55,022	$47,510

Current liabilities	$11,620	$11,171

Total liabilities	$11,620	$11,171

No dividends were declared and paid by the JV during the six months ended June 30, 2016. We had sales to the JV of less than $0.1 million during the three and six months ended June 30, 2016. Amounts due to us from the JV were $0.1 million as of June 30, 2016.

Note 13. Fair Value Measurements

We present fair value measurements and disclosures applicable to both our financial and nonfinancial assets and liabilities that are measured and reported on a fair value basis. Fair value is an exit price representing the expected amount we would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date. We have followed consistent methods and assumptions to estimate the fair values as more fully described in our 2015 Annual Report.

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. At June 30, 2016, the carrying values of all of these financial instruments, except the long-term debt with fixed interest rates, approximated fair value. The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. The fair value of our fixed-rate long-term debt is estimated based on the Bloomberg algorithm, which takes into account similar sized and industry debt (a Level 2 category fair value measurement). As of June 30, 2016, the fair value of our fixed-rate debt was $254.2 million, and $248.8 net of debt issuance costs.

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

Recurring Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis for our interest rate swap derivative financial instrument:

		Fair Value Measurements at June 30, 2016
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset - current	$578	$—	$578	$—
Derivative asset - noncurrent	852	—	852	—
Derivative liability - current	(2,361)	—	(2,361)	—
Derivative liability - noncurrent	(3,165)	—	(3,165)	—

	$(4,096)	$—	$(4,096)	$—

		Fair Value Measurements at December 31, 2015
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset - current	$388	$—	$388	$—
Derivative asset - noncurrent	368	—	368	—
Derivative liability - current	(2,098)	—	(2,098)	—
Derivative liability - noncurrent	(1,673)	—	(1,673)	—

	$(3,015)	$—	$(3,015)	$—

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

We have elected to present the derivative contracts on a gross basis in the Condensed Consolidated Balance Sheet included within other current and non-current assets and other current and non-current liabilities. Had we chosen to present the derivative contract on a net basis, we would have a derivative in a net liability position of $4.1 million as of June 30, 2016. We do not have any cash collateral due under such agreements.

As of June 30, 2016, we reported a loss in accumulated other comprehensive income (“AOCI”) of $4.1 million related to the interest rate swaps. In connection with periodic settlements and related reclassification of other comprehensive income, we recognized $0.5 million and $0.9 million of net hedging losses on the interest rate swaps in the interest expense line on the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2016. If there are no changes in the interest rates for the next twelve months, we expect $1.8 million to be reclassified out of AOCI to interest expense. See the following “Derivatives’ Hedging Relationships” section for the impact of the interest rate swaps on our Condensed Consolidated Financial Statements.

Derivatives’ Hedging Relationships

	Amount of after tax gain/ (loss) recognized in Other Comprehensive Income on Derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)
Derivatives’ Cash Flow Hedging Relationships	June 30, 2016	December 31, 2015	into Income (effective portion)	June 30, 2016	December 31, 2015

Forward starting interest rate swap contract	$(4,096)	$(3,015)	Interest Expense	$(927)	$—

	$(4,096)	$(3,015)		$(927)	$—

As of June 30, 2016, we did not own derivative instruments that were classified as fair value hedges or trading securities. In addition, as of June 30, 2016, we did not own derivative instruments containing credit risk contingencies.

Note 14. Restructuring and Impairment Charges

Below is a summary of the Wheeling plant impairment and restructuring charges in the Condensed Consolidated Statement of Net Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015 and Condensed Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Impairment of tangible assets	$328	$—	$361	$—
Restructuring charges and contract costs	1,749	—	3,275	—

Restructuring and impairment charges	$2,077	$—	$3,636	$—

	Reserve Balance at December 31, 2015	Charges	Paid in 2016	Reserve Balance at June 30 2016
Severance and other employee costs	$445	$869	$(1,298)	$16
Site closure and other associated cost	1,845	2,767	(2,753)	1,859

Total	$2,290	$3,636	$(4,051)	$1,875

For the three and six months ended June 30, 2016, the total restructuring and impairment charges of $4.0 million and $6.6 million, respectively, noted in the Statement of Net Income, includes the Wheeling plant closure restructuring and impairment charges amount of $3.6 million in the above.

Impairments of Tangible Assets and Restructuring Activity

On November 5, 2015, we announced the closure of our Wheeling plant, which is included in the Autocam Precision Components Group. A portion of the sales and productive assets will be relocated to existing plants within the Autocam Precision Components Group. During the three and six months ended June 30, 2016, we accrued a restructuring charge of approximately $1.7 million and $3.3 million related to severance and employees, and $0.3 and $0.4 million in impairments related to assets and inventory at the Wheeling Plant. The premises were vacated during the second quarter of 2016.

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

For additional information concerning such risk factors and cautionary statements, please see the section titled “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the SEC on March 15, 2016 (the “2015 Annual Report”).

Results of Operations

Factors That May Influence Results of Operations

The following is a description of factors that have influenced our six months ended June 30, 2016 results of operations that we believe are important to provide an understanding of our business and results of operations.

2015 Acquisitions

During the year ended December 31, 2015, we completed the acquisition of Caprock Manufacturing, Inc. and Caprock Enclosures, LLC (collectively, “Caprock”) and Precision Engineered Products Holdings, Inc. (“PEP”). We acquired Caprock on May 29, 2015 and PEP on October 19, 2015. Because these acquisitions occurred one month before and after June 30, 2015, our results of operations for the three and six months ended June 30, 2015 do not include all, if any, of the operations of both acquisitions.

In an effort to enhance the comparability of the current and prior year periods, we have aggregated into “acquisitions” within each financial line item comparison below for the three and six months ended June 30, 2016, the impacts of the acquisitions completed in 2015 that were not included in the comparative prior year period. The remaining changes relate to the legacy NN businesses. For more information about the 2015 acquisitions including background on the acquired companies, the purchase price allocations and pro forma information, as required, please refer to Note 2 of the Notes to Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K and Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Devaluation of the Euro and Brazilian Real against the U.S. Dollar

The euro devalued against the U.S. dollar beginning in the latter part of the third quarter of 2014 and accelerated during the fourth quarter of 2014 and into the first quarter of 2015. During the six months ended June 30, 2016, the exchange rate from euro to U.S. dollar slightly increased 3%, compared to a 9% decline in value for the same period in 2015.

Additionally, the devaluation of the Brazilian real had an impact in comparing Autocam’s sales. During the six months ended June 30, 2016, the exchange rate from the Brazilian real to U.S. dollar increased by 11%, compared to a 16% decline in value for the same period in 2015.

The euro and real translation impact, and the translation impact of other currencies, is highlighted below as “foreign exchange effects”.

OVERALL RESULTS

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

	Consolidated NN, Inc. Three Months ended June 30,
	2016	2015	Change
Net sales	$214,272	$164,856	$49,416
Acquisitions				60,085
Foreign exchange effects				(546)
Sale of a plant				(2,317)
Volume				(4,104)
Price/material infation pass-through/mix				(3,702)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	156,794	128,708	28,086
Acquisitions				38,089
Foreign exchange effects				(512)
Sale of a plant				(1,796)
Volume				(2,785)
Cost reduction projects and other cost changes				(4,910)

Selling, general and administrative	21,592	13,962	7,630
Acquisitions				4,570
Foreign exchange effects				(45)
Infrastructure and staffing costs				3,105

Depreciation and amortization	15,136	8,597	6,539
Acquisitions				6,065
Foreign exchange effects				14
Increase in expense				460
Restructuring and impairment charges	4,047	—	4,047

Income from operations	16,703	13,589	3,114
Interest expense	16,165	6,021	10,144
Other expense, net	(824)	19	(843)

Income before provision for income taxes and share of net income from joint venture	1,362	7,549	(6,187)
Provision for income taxes	674	1,617	(943)
Share of net income from joint venture	1,343	1,021	322

Net income	$2,031	$6,953	$(4,922)

Net Sales. Net sales increased during the second quarter of 2016 from the second quarter of 2015 due to sales from the acquired companies. The second quarter of 2016 included the net sales of the PEP and Caprock acquisitions, whereas net sales for the second quarter of 2015 included net sales of Caprock (which closed prior to the end of the second quarter 2015) but did not include net sales of PEP (which closed after the second quarter of 2015). Partially offsetting these increases was the impact of devaluation of the euro and other currency denominated sales, as discussed above. Additionally, we had lower sales prices, changes in product mix, and volumes. These decreases in volume relate to global industrial weakness.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). Cost of products sold was primarily impacted by the addition of production costs from the companies acquired 2015, as discussed above. Partially offsetting these increases was the impact of the devaluation of the euro and other currency denominated costs, as discussed above. Additionally, the increases were partially offset by cost savings from production process improvement projects.

Selling, General and Administrative. The majority of the increase during 2016 was due to the selling, general and administrative costs carried over from the companies acquired in 2015. Additional administrative costs were incurred on infrastructure and staffing costs related to our strategic initiatives.

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

Interest expense. Interest expense increased $10.1 million due to higher overall debt levels in the second quarter of 2016 and related amortization of debt issuance costs, primarily related to acquisitions.

	Three Months Ended June 30,
Source	2016	2015
Interest on debt	$14,775	$5,222
Interest rate swaps settlements	466	—
Amortization of debt issuance costs	1,047	619
Capital lease interest	278	493
Capitalized interest (1)	(401)	(313)

Total interest expense	$16,165	$6,021

(1)	Capitalized interest primarily relates to the equipment construction efforts at the various plants.

RESULTS BY SEGMENT

PRECISION BEARING COMPONENTS GROUP

	Three Months ended June 30,
	2016	2015	Change

Net sales	$65,157	$69,261	$(4,104)
Foreign exchange effects				419
Product mix				(1,328)
Volume				(2,369)
Other				(826)

Income from operations	$6,474	$9,403	$(2,929)

Net sales decreased during the second quarter of 2016 from the second quarter of 2015 principally due to lower volumes and changes to product mix. The lower volumes were primarily due to global industrial market weakness and declines in heavy truck demand.

The decrease in income from operations was consistent with the decrease in net sales, except for additional restructuring charges of $1.6 million related to planned personnel reductions.

AUTOCAM PRECISION COMPONENTS GROUP

	Three Months ended June 30,
	2016	2015	Change

Net sales	$82,991	$86,471	$(3,480)
Foreign exchange effects				(965)
Price				(1,506)
Volume				(1,006)
Other				(3)

Income from operations	$7,770	$9,095	$(1,325)

The decrease in net sales in the second quarter of 2016 were due to industrial market weakness and lower demand with those customers.

Income from operations decreased primarily due to restructuring charges of $2.1 million related to our Wheeling plant closure and the aforementioned sales reductions. These reductions were partially offset by cost savings from production process improvement projects.

PRECISION ENGINEERED PRODUCTS GROUP

	Three Months ended June 30,
	2016	2015	Change

Net sales	$66,124	$9,124	$57,000
PEP Acquisition				58,432
Caprock Acquisition				1,653
Sale of a Delta plant				(2,317)
Volume				(786)

Income from operations	$10,782	$501	$10,281

The increase in net sales and income from operations was due primarily to the PEP Acquisition, offset by the sale of Delta Rubber in the fourth quarter of 2015.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	Consolidated NN, Inc. Six Months ended June 30,
	2016	2015	Change
Net sales	$426,498	$328,601	$97,897
Acquisitions				116,257
Foreign exchange effects				(4,273)
Sale of a plant				(4,643)
Volume				(2,564)
Price/material infation pass-through/mix				(6,880)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	316,548	258,025	58,523
Acquisitions				74,508
Foreign exchange effects				(3,559)
Sale of a plant				(3,592)
Cost reduction projects and other cost changes				(7,646)
Volume				(1,188)

Selling, general and administrative	42,304	25,961	16,343
Acquisitions				10,089
Foreign exchange effects				(370)
Infrastructure and staffing costs				6,624

Depreciation and amortization	32,484	17,091	15,393
Acquisitions				14,763
Foreign exchange effects				(311)
Increase in expense				941
Restructuring and impairment charges	6,585	—	6,585

Income from operations	28,577	27,524	1,053
Interest expense	32,587	11,959	20,628
Other (income) expense, net	(1,953)	1,419	(3,372)

Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	(2,057)	14,146	(16,203)
Provision (benefit) for income taxes	(46)	3,073	(3,119)
Share of net income from joint venture	2,743	1,882	861

Net income	$732	$12,955	$(12,223)

Net Sales. Net sales increased during the first half of 2016 from the first half of 2015 due to sales from the companies acquired in 2015. Partially offsetting these increases was the impact of devaluation of the euro and other currency denominated sales, as discussed above. Additionally, we had lower sales prices, changes in product mix, and volumes.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). Cost of products sold was primarily impacted by the addition of production costs from the companies acquired 2015, as discussed above. Partially offsetting these increases was the impact of the devaluation of the euro and other currency denominated costs, as discussed above. Additionally, we benefited from production process improvement projects.

Selling, General and Administrative. The majority of the increase during 2016 was due to the selling, general and administrative costs carried over from the companies acquired in 2015. Additional administrative costs were incurred related to our strategic growth initiatives, including staffing and related costs.

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

Interest expense. Interest expense increased $20.6 million due to higher overall debt levels in the first half of 2016 and related amortization of debt issuance costs, primarily relate to acquisitions.

	Six Months Ended June 30,
Source	2016	2015
Interest on debt	$29,881	$10,400
Interest rate swaps settlements	927	—
Amortization of debt issuance costs	1,986	1,199
Capital lease interest	561	1,009
Capitalized interest (1)	(768)	(649)

Total interest expense	$32,587	$11,959

(1)	Capitalized interest primarily relates to the equipment construction efforts at the various plants.

RESULTS BY SEGMENT

PRECISION BEARING COMPONENTS GROUP

	Six Months ended June 30,
	2016	2015	Change

Net sales	$129,902	$142,496	$(12,594)
Foreign exchange effects				(938)
Product mix				(2,498)
Volume				(6,816)
Other				(2,342)

Income from operations	$12,800	$18,491	$(5,691)

Net sales decreased during the first half of 2016 from the first half of 2015 principally due to lower volumes and changes to product mix. Additionally, the devaluation of the euro on euro denominated sales, as discussed above, contributed to the lower net sales. The lower volumes were primarily due to global industrial market weakness and declines in heavy truck demand.

The decrease in income from operations was consistent with the decrease in net sales, except for additional restructuring charges of $2.3 million related to planned personnel reductions.

AUTOCAM PRECISION COMPONENTS GROUP

	Six Months ended June 30,
	2016	2015	Change

Net sales	$166,981	$169,093	$(2,112)
Foreign exchange effects				(3,335)
Price				(3,013)
Volume				4,237
Other				(1)

Income from operations	$14,297	$16,813	$(2,516)

The decreased net sales in the first half of 2016 were due to the depreciation of the Brazilian Real denominated sales versus the U.S. dollar and continued economic weakness in Brazil. The volume increases during the first half of 2016 were related to demand for our CAFE products.

Income from operations decreased primarily due to restructuring charges of $3.6 million related to our Wheeling plant closure partially offset by cost savings from production process improvement projects.

PRECISION ENGINEERED PRODUCTS GROUP

	Six Months ended June 30,
	2016	2015	Change

Net sales	$129,615	$17,012	$112,603
Acquisitions				114,447
Sale of a plant				(4,643)
Other				2,799

Income from operations	$16,203	$714	$15,489

The increase in net sales and income from operations was primarily due to the PEP Acquisition, offset by the sale of Delta Rubber in the fourth quarter of 2015

Changes in Financial Condition from December 31, 2015 to June 30, 2016.

From December 31, 2015 to June 30, 2016, our total assets increased $9.2 million and our current assets increased $17.7 million. The asset balance during the first half of 2016 was driven by a seasonal increase in accounts receivable. Despite the increase in net sales, we held inventory levels relatively flat with days inventory outstanding decreasing approximately 8 days.

From December 31, 2015 to June 30, 2016, our total liabilities increased $5.6 million. The majority of the increase was due to the $13.6 million increase in short and long-term debt.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $159.0 million at June 30, 2016, compared to $146.8 million at December 31, 2015. The increase in working capital was due primarily to the increase in accounts receivable, as discussed above.

Cash provided by operations was $11.6 million in the first half of 2016 compared with cash provided by operations of $4.3 million in the first half of 2015. The difference was due to increased earnings, net of noncash activity.

Cash used by investing activities was $16.4 million in the first half of 2016 compared with cash used by investing activities of $26.1 million in the first half of 2015. The primary difference was the Caprock acquisition for $9.0 million, net of cash received, and a capital contribution of $1.4 million to the China JV in the same period last year.

Cash provided by financing activities was $7.0 million in the first half of 2016 compared with cash provided by financing activities of $6.4 million in the first half of 2015. The difference was primarily related to using debt to fund working capital.

Liquidity and Capital Resources

Amounts outstanding under our Senior Secured Term Loan B facility, Senior Notes, and our Senior Secured Revolver facility as of June 30, 2016, were $843.4 million. As of June 30, 2016, we could borrow up to $74.7 million under our Senior Secured Revolver facility subject to certain limitations. The $74.7 million of availability is net of $2.6 million of outstanding letters of credit at June 30, 2016, which are considered as usage of the Senior Secured Revolver facility.

Our Senior Secured Term Loan B facility requires us to pay quarterly 0.25% (or $1.4 million) of the initial principal amount over the next seven years with the remaining principal amount due on the maturity date. Additionally, as long as LIBOR stays below 1.00%, we will be paying 5.75% per annum in interest. If the LIBOR exceeds 1.00%, then the rate will be the variable LIBOR rate plus an applicable margin of 4.75%. Based on the outstanding balance at June 30, 2016, the annual interest payments would have been $32.8 million.

Our Senior Notes require us to pay annual interest of 10.25% payable semi-annually in arrears on May 1 and November 1 of each year. Based on the outstanding balance at June 30, 2016, the annual interest payments would have been $25.6 million.

Our Senior Secured Revolver facility requires us to pay interest rate of LIBOR plus an applicable margin of 3.50%. Based on the outstanding balance at June 30, 2016, the annual interest payments would have been $0.9 million.

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

We invoice and receive payment from many of our customers in euros as well as other currencies. Additionally, we are party to various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. As a result of these sales, loans, payables and receivables, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of June 30, 2016, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

For the next twelve months, we expect to spend approximately $40 to $50 million on capital expenditures, the majority of which relate to new or expanded business. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our capital expenditures and working capital needs through this period. We base this assertion on our current availability for borrowing of up to $74.7 million and our forecasted positive cash flow from operations for the next twelve months.

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

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our 2015 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in our 2015 Annual Report. There have been no changes to these policies during the six months ended June 30, 2016, except as discussed in Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Brexit

On June 23, 2016, a referendum was held in the United Kingdom in which it was decided that the United Kingdom would leave the European Union (“Brexit”). The uncertainty related to the impact of Brexit caused significant financial market volatility during the current period and will likely continue into the future. Brexit did not have a material impact on our results of operations for the period ended June 30, 2016, but the uncertainty surrounding the impact of Brexit may materially impact our results of operations for future periods. For further information see Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

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

At June 30, 2016, we had $22.7 million outstanding under our variable rate revolving credit facilities. See Note 6 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. At June 30, 2016, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $0.2 million.

At June 30, 2016, we had $570.7 million outstanding under our variable rate Senior Secured Term Loan B. See Note 6 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. At June 30, 2016, a one-percent increase in the interest rate charged on this outstanding variable rate borrowings would result in interest expense increasing annually by approximately $5.7 million.

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

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our Precision Bearing Components Group invoices and receives payment in currencies other than the U.S. dollar including the euro. Additionally, we participate in various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past and have, from time to time, used foreign currency hedges to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency hedging instruments as of June 30, 2016.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Our disclosure controls are designed to ensure that material information relating to us is made known to our Chief Executive Officer and Principal Financial Officer by others within our organization. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2016 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There have been no changes in the fiscal quarter ended June 30, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that we have substantial legal and factual defenses, and plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at June 30, 2016 for this matter. There was no material change in the status of this matter from December 31, 2015 to June 30, 2016.

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

Our risk factors are disclosed in our 2015 Annual Report under Item 1A. “Risk Factors.” Except as noted below, there have been no material changes to these risk factors since December 31, 2015.

Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union could adversely affect us.

The United Kingdom held a referendum on June 23, 2016 in which a majority voted for the United Kingdom’s withdrawal from the European Union. As a result of this vote, negotiations are expected to commence to determine the terms of the United Kingdom’s withdrawal from (“Brexit”) the European Union as well as its relationship with the European Union going forward, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit, and the perceptions as to its impact, may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets. The full effects of Brexit are uncertain and will depend on any agreements the United Kingdom may make to retain access to European Union markets. Lastly, as a result of the Brexit, other countries in the European Union may seek to conduct referenda with respect to their continuing membership with the European Union. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit is uncertain.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs(1)
April 2016	2,067	$15.05	—	—

May 2016	—	$—	—	—

June 2016	2,083	$17.91	—	—

Total	4,150	$16.49

(1)	Shares were withheld to pay for tax obligations due upon the vesting of restricted stock held by certain employees granted under the NN, Inc. 2011 Stock Incentive Plan. The NN, Inc. 2011 Stock Incentive Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: August 4, 2016

/s/ Richard D. Holder
Richard D. Holder,
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 4, 2016

/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement and Release, dated as of April 4, 2016, by and between James H. Dorton and NN, Inc. (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K, filed on April 4, 2016).

10.2	Amended and Restated Registration Rights Agreement, dated as of June 10, 2016, by and among NN, Inc., the guarantors party thereto, SunTrust Robinson Humphrey, Inc., on behalf of itself and as representative of the initial purchasers, Spring Capital II Subsidiary, L.P., Summit Partners Credit Fund II, L.P, Summit Partners Credit Fund B-2, L.P., Summit Partners Credit Fund A-2, L.P., Summit Investors Credit II, LLC, Summit Investors Credit II (UK), L.P. and Summit Partners Credit Offshore Intermediate Fund II, L.P. (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K, filed on June 10, 2016).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document