Form 10-Q
period 2016-09-30
NN INC
filed 2016-11-04
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

(423) 434-8300

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

As of November 1, 2016, there were 27,239,637 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NN, Inc.

Condensed Consolidated Statements of Net Income and Comprehensive Income (Loss)

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net sales	$204,961	$154,824	$631,459	$483,425
Cost of products sold (exclusive of depreciation and amortization shown separately below)	152,538	120,195	469,086	378,220
Selling, general and administrative	18,347	11,949	60,651	37,910
Acquisition related costs excluded from selling, general and administrative	—	3,948	—	3,948
Depreciation and amortization	14,693	8,610	47,177	25,702
Restructuring and impairment charges	656	—	7,241	—

Income from operations	18,727	10,122	47,304	37,645

Interest expense	16,337	4,584	48,924	16,543
Write-off of unamortized debt issuance costs	2,589	—	2,589	—
Derivative payments on interest rate swap	609	—	609	—
Derivative losses on change in interest rate swap fair value	3,130	—	3,130	—
Other (income) expense, net	(235)	593	(2,188)	2,012

Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	(3,703)	4,945	(5,760)	19,090
Provision (benefit) expense for income taxes	(6,423)	936	(6,469)	4,009
Share of net income from joint venture	1,427	621	4,170	2,503

Net income	$4,147	$4,630	$4,879	$17,584

Other comprehensive income (loss):

Change in fair value of interest rate swap	4,211	(1,419)	3,130	(3,044)
Foreign currency translation gain (loss)	382	(5,332)	4,176	(17,562)

Other comprehensive income (loss)	4,593	(6,751)	7,306	(20,606)

Comprehensive income (loss)	$8,740	$(2,121)	$12,185	$(3,022)

Basic net income per share:
Net income	$0.15	$0.17	$0.18	$0.87

Weighted average shares outstanding	27,159	26,839	26,973	20,122

Diluted net income per share:
Net income	$0.15	$0.17	$0.18	$0.86

Weighted average shares outstanding	27,322	27,167	27,103	20,467

Cash dividends per common share	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2016	2015
Assets
Current assets:
Cash	$14,788	$15,087
Accounts receivable, net	147,427	123,005
Inventories	118,834	119,836
Income tax receivable	682	3,989
Current deferred tax assets	—	6,696
Other current assets	13,758	11,568

Total current assets	295,489	280,181

Property, plant and equipment, net	325,969	318,968
Goodwill, net	448,254	449,898
Intangible assets, net	261,953	282,169
Non-current deferred tax assets	—	742
Investment in joint venture	38,925	38,462
Other non-current assets	11,058	10,147

Total assets	$1,381,648	$1,380,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69,730	$69,101
Accrued salaries, wages and benefits	26,181	21,125
Income taxes payable	—	5,350
Current maturities of long-term debt	8,621	11,714
Current portion of obligation under capital lease	3,933	4,786
Other current liabilities	27,910	21,275

Total current liabilities	136,375	133,351

Non-current deferred tax liabilities	105,132	117,459
Long-term debt, net of current portion	795,692	795,400
Accrued post-employment benefits	6,091	6,157
Obligation under capital lease, net of current portion	6,792	9,573
Other	5,223	4,746

Total liabilities	1,055,305	1,066,686
Total stockholders’ equity	326,343	313,881

Total liabilities and stockholders’ equity	$1,381,648	$1,380,567

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock				Accumulated
	Number		Additional		other	Non-
	of	Par	paid in	Retained	comprehensive	controlling
(in thousands of dollars and shares)	shares	value	capital	earnings	income (loss)	interest	Total
Balance, December 31, 2015	26,849	$269	$277,582	$55,151	$(19,153)	$32	$313,881
Net income	—	—	—	4,879	—	—	4,879
Dividends paid	—	—	—	(5,677)	—	—	(5,677)
Stock option expense	—	—	679	—	—	—	679
Shares issued for option exercises	242	2	2,551	—	—	—	2,553
Restricted and performance based stock compensation expense	152	1	2,880	—	—	—	2,881
Restricted shares forgiven for taxes and forfeited	(21)	—	(159)	—	—	—	(159)
Foreign currency translation gain	—	—	—	—	4,176	—	4,176
Change in fair value of interest rate swap	—	—	—	—	3,130	—	3,130

Balance, September 30, 2016	27,222	$272	$283,533	$54,353	$(11,847)	$32	$326,343

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended
	September 30,
(in thousands of dollars)	2016	2015
Cash flows from operating activities:
Net income	$4,879	$17,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,177	25,702
Amortization of debt issuance costs	3,048	1,827
Interest rate swap:
Total derivative losses (gains), net	3,130	—
Write-off of unamortized debt issuance costs	2,589	—
Joint venture net income in excess of cash received	(463)	(2,503)
Compensation expense from issuance of restricted stock and incentive stock options	3,560	2,919
Non-cash restructuring and impairment charges	1,891	—
Changes in operating assets and liabilities:
Accounts receivable	(24,422)	(11,361)
Inventories	1,663	(3,940)
Accounts payable	629	(8,380)
Other assets and liabilities	2,451	(8,593)

Net cash provided by operating activities	46,132	13,255

Cash flows from investing activities:
Acquisition of property, plant and equipment	(32,166)	(26,318)
Proceeds from measurement period adjustments to previous acquisition	1,635	—
Proceeds from disposals of property, plant and equipment	366	441
Cash paid to acquire businesses, net of cash received	—	(9,017)
Capital contributions to joint venture	—	869

Net cash used by investing activities	(30,165)	(34,025)

Cash flows from financing activities:
Debt issue costs paid	(3,692)	(136)
Dividends Paid	(5,677)	(4,554)
Proceeds from long-term debt	39,000	8,517
Repayment of long-term debt	(39,562)	(149,530)
Repayments of short-term debt, net	(4,101)	(1,458)
Proceeds from shares issued	—	173,052
Proceeds from issuance of stock and exercise of stock options	2,553	1,831
Principal payments on capital lease	(3,465)	(3,990)

Net cash provided by (used in) financing activities	(14,944)	23,732

Effect of exchange rate changes on cash flows	(1,322)	(177)

Net change in cash and cash equivalents	(299)	2,785
Cash and cash equivalents at beginning of year	15,087	37,317

Cash and cash equivalents at end of year	$14,788	$40,102

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

(Unaudited)

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

The accompanying Condensed Consolidated Financial Statements of NN, Inc. have not been audited, except that the Condensed Consolidated Balance Sheet at December 31, 2015 was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), which was filed with the U.S. Securities and Exchange Commission, or the SEC, on March 15, 2016. In our opinion, these Condensed Consolidated Financial Statements reflect all adjustments necessary to fairly state the results of operations for the three and nine month periods ended September 30, 2016 and 2015, our financial position at September 30, 2016 and December 31, 2015, and the cash flows for the nine month periods ended September 30, 2016 and 2015 on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly our financial position and operating results for the interim periods.

Included in the Selling, general and administrative expense line item in the Condensed Consolidated Statement of Net Income during the nine months ended September 30, 2016 is an out of period adjustment in the amount of $0.4 million, to correct compensation expense recorded with respect to share-based awards previously granted to executives who, either at the time of such grant or during the applicable vesting period, were eligible to retire from the Company, upon which the vesting of all or a portion of these awards would be accelerated.

Included in the Derivative losses on change in interest rate swap fair value line item in the Condensed Consolidated Statement of Net Income during the three months ended September 30, 2016 is an out of period adjustment in the amount of $0.5 million, related to the second quarter of 2016. The adjustment was recorded to correct other comprehensive income that should have been recorded to earnings in second quarter because the third quarter forecasted hedged transaction was no longer probable of occurring.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited, Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2015 Annual Report. The results for the nine months ended September 30, 2016 are not necessarily indicative of results for the year ending December 31, 2016 or any other future periods.

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

We adopted ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, we will recognize a measurement-period adjustment during the period in which we determine the amount of the adjustment, including the effect on earnings of any amounts we would have recorded in previous periods if the accounting had been completed at the acquisition date. In accordance with ASU 2015-16, we are applying the new guidance on a prospective basis to adjustments to provisional amounts that occur after December 31, 2015. That is, ASU 2015-16 applies to open measurement periods, regardless of the acquisition date.

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

Issuance of New Accounting Standards

In 2014, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) issued the joint revenue recognition standard. Since its release, there have been multiple proposed and finalized amendments made to the revenue recognition standard. The revenue recognition standard is effective for public companies beginning January 1, 2018 with full retrospective or modified retrospective adoption permitted. This standard will change current revenue practices, processes, systems, controls, and disclosures and take time and resources to adopt. Factors that will affect pre and post-implementation include, but are not limited to, identifying all the contracts that exist and whether incidental obligations or marketing incentives included in those contracts are performance obligations. The revenue recognition standard will impact the timing of when revenue received under these performance obligations is recognized.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 creates Topic 842, Leases, in the FASB Accounting Standards Codification (“FASB ASC”) and supersedes FASB ASC 840, Leases. Entities that hold numerous equipment and real estate leases, in particular those with numerous operating leases, will be most affected by the new guidance. The leasing accounting standard is effective for public companies beginning January 1, 2019 with modified retrospective adoption required and early adoption permitted. The amendments in ASU 2016-02 are expected to impact balance sheets at many companies by adding lease-related assets and liabilities. This may affect compliance with contractual agreements and loan covenants. We are currently evaluating the impacts of the lease accounting standards on our financial position or results of operations and related disclosures.

On August 27, 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, (“ASU 2014-15”) which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We will be adopting ASU 2014-15 beginning December 31, 2016, which will involve adding policies and procedures around our assessments to continue as a going concern.

The FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides clarification on how certain cash receipts and cash payments are presented and classified on the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning in 2018 and is required to be adopted using a retrospective approach if practicable, with early adoption permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its Consolidated Statement of Cash Flows.

Except for per share data or as otherwise indicated, all dollar amounts presented in the tables in these Notes to the Condensed Consolidated Financial Statements are in thousands.

Note 2. Acquisitions

PEP

As reported in our 2015 Annual Report, we completed the acquisition of Precision Engineered Products Holdings, Inc. (“PEP”) on October 19, 2015. During the nine months ended September 30, 2016, we finalized all issues related to customary working capital adjustments, fixed assets and income taxes. The changes primarily arose from differences noted during acquisition integration and finalizing return to provision adjustments. As a result, we adjusted the preliminary allocation of the purchase price initially recorded at the PEP acquisition date to reflect these measurement period adjustments.

The following table summarizes the final purchase price allocation for the PEP acquisition:

	As Reported on December 31, 2015	Subsequent Adjustments to fair value	Restated as of September 30, 2016
Consideration:
Cash paid	$621,196	$—	$621,196
Cash adjustment	—	(1,635)	(1,635)

Total consideration	$621,196	$(1,635)	$619,561

Fair value of assets acquired and liabilities assumed on October 19, 2015:
Current assets	$69,331	$452	$69,783
Property, plant and equipment	56,163	(962)	55,201
Intangible assets subject to amortization	240,490	—	240,490
Other non-current assets	1,500	—	1,500
Goodwill	364,450	(1,805)	362,645

Total assets acquired	731,934	(2,315)	729,619

Current liabilities	21,131	—	21,131
Non-current deferred tax liabilities	87,578	(680)	86,898
Other non-current liabilities	2,029	—	2,029

Total liabilities assumed	110,738	(680)	110,058

Net assets acquired	$621,196	$(1,635)	$619,561

In accordance with ASU 2015-16 as noted above in Note 1, we have recognized measurement-period adjustments during the period in which we determine the amount of the adjustment, including the effect on earnings of any amounts we would have recorded in previous periods if the accounting had been completed at the acquisition date.

Note 3. Inventories

Inventories are comprised of the following:

	September 30, 2016	December 31, 2015
Raw materials	$50,862	$50,204
Work in process	33,857	30,604
Finished goods	34,115	39,028

Inventories	$118,834	$119,836

Inventories on consignment at customer locations as of September 30, 2016 and December 31, 2015 totaled $4.8 million and $5.1 million, respectively, for both dates.

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

Note 4. Net Income Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$4,147	$4,630	$4,879	$17,584

Weighted average shares outstanding	27,159	26,839	26,973	20,122
Effect of dilutive stock options	163	328	130	345

Diluted shares outstanding	27,322	27,167	27,103	20,467

Basic net income per share	$0.15	$0.17	$0.18	$0.87

Diluted net income per share	$0.15	$0.17	$0.18	$0.86

For both the three and nine month periods ended September 30, 2016, approximately 0.6 million and 0.7 million potentially dilutive stock options, respectively, had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per share. For both the three and nine month periods ended September 30, 2015, approximately 0.7 million potentially dilutive stock options had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per share.

Note 5. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in our 2015 Annual Report. Our business is aggregated into three reportable segments, the Precision Bearing Components Group (formerly known as our Metal Bearing Components Group), the Precision Engineered Products Group (formerly known as our Plastics and Rubber Components Group) and the Autocam Precision Components Group. We account for inter-segment sales and transfers at current market prices. We did not have any significant inter-segment transactions during the three and nine month periods ended September 30, 2016 and 2015.

	Precision Bearing Components Group	Autocam Precision Components Group	Precision Engineered Components Group	Corporate and Consolidations	Total
Three Months ended September 30, 2016
Revenues from external customers	$58,247	$80,492	$66,222	$—	$204,961
Income (loss) from operations	$5,840	$8,464	$9,913	$(5,490)	$18,727

Nine Months ended September 30, 2016
Revenues from external customers	$188,149	$247,473	$195,837	$—	$631,459
Income (loss) from operations	$18,639	$22,761	$26,116	$(20,212)	$47,304
Total assets	$224,531	$421,946	$727,656	$7,515	$1,381,648

Three Months ended September 30, 2015
Revenues from external customers	$60,545	$83,243	$11,036	$—	$154,824
Income (loss) from operations	$6,633	$10,894	$595	$(8,000)	$10,122

Nine Months ended September 30, 2015
Revenues from external customers	$203,041	$252,336	$28,048	$—	$483,425
Income (loss) from operations	$25,125	$27,707	$1,309	$(16,496)	$37,645
Total assets	$209,120	$431,478	$28,808	$50,070	$719,476

Note 6. Long-Term Debt

Long-term debt at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	Restated December 31,
	2016	2015
Borrowings under our $545.0 million Senior Secured Term Loan B bearing interest at the greater of 0.75% or 1 month LIBOR (0.53% at September 30, 2016) plus an applicable margin of 4.25% at September 30, 2016, expiring October 19, 2022, net of debt issuance costs of $21.1 million at September 30, 2016 and $20.6 million at December 31, 2015.	$525,203	$552,957

Borrowings under our $133.0 million Senior Secured Revolver bearing interest at LIBOR (0.53% at September 30, 2016) plus an applicable margin of 3.50% at September 30, 2016, expiring October 19, 2020, net of debt issuance costs of $2.6 million at September 30, 2016 and $2.9 million at December 31, 2015.	30,405	3,547

Borrowings under our $250.0 million Senior Notes bearing interest at 10.25%, maturing on November 1, 2020, net of debt issuance costs of $5.2 million at September 30, 2016 and $5.9 million at December 31, 2015.	244,822	244,088

French Safeguard Obligations (Autocam)	496	2,000
Brazilian lines of credit and equipment notes (Autocam)	681	826
Chinese line of credit (Autocam)	2,706	3,696

Total debt	804,313	807,114

Less current maturities of long-term debt	8,621	11,714

Long-term debt, excluding current maturities of long-term debt	$795,692	$795,400

On September 30, 2016, we amended and restated our credit facility, which lowered the interest rate and rate floor on the Company’s Senior Secured Term Loan B (the “Term Loan B”). The new applicable rate for the Term Loan B is London Inter Bank Offering Rate (“LIBOR”), subject to a 0.75% rate floor, plus 4.25%, which in combination is 75 basis points lower (or 0.75%) than the previous rate. There were no changes to the maturities or covenants under the Term Loan B. Concurrent with the amended and restated Term Loan B, the Senior Secured Revolving Credit Facility (the “Senior Secured Revolver”) was upsized from $100 million to $133 million. Proceeds were drawn under the Senior Secured Revolver to pay down debt under the Term Loan B, reducing the debt under the Term Loan B to $545 million. There were no changes to the Senior Secured Revolver maturities, and the covenant threshold was increased from $30 million to $39.9 million (30% drawn threshold). The refinancing and debt transactions resulted in lower principal amounts outstanding on the Term Loan B, increased borrowings under the Senior Secured Revolver and a lower effective interest rate for the overall debt holdings.

In conjunction with the amended and restated credit facility, we incurred $3.7 million in debt issuance costs. We wrote off a total of $2.6 million in debt issuance costs related to the modification and extinguishment of debt.

As part of the merger with Autocam Corporation (“Autocam”) in 2014, we assumed certain foreign credit facilities. These facilities relate to local borrowings in France, Brazil and China. These facilities are with financial institutions in the countries in which foreign plants operate and are used to fund working capital and equipment purchases in those countries. The following paragraphs describe these foreign credit facilities.

Our French operation (acquired with Autocam) has liabilities with certain creditors subject to Safeguard protection. The liabilities are being paid annually over a 10-year period until 2019 and carry a zero percent interest rate. Amounts due as of September 30, 2016 to those creditors opting to be paid over a 10-year period totaled $0.5 million, of which $0.1 million is included in current maturities of long-term debt and $0.4 million is included in long-term debt, net of current portion, on the Condensed Consolidated Balance Sheet.

The Brazilian equipment notes represent borrowings from certain Brazilian banks to fund equipment purchases for Autocam’s Brazilian plants. These credit facilities have annual interest rates ranging from 2.5% to 9.1%.

The Chinese line of credit is a working capital line of credit with a Chinese bank bearing an annual interest rate ranging from 1.35% to 4.88%.

As discussed in Note 1, we have adopted ASU 2015-03, which provides guidance on simplifying the presentation of debt issuance costs on the balance sheet. To simplify presentation of debt issuance costs, the amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The following table displays the debt amounts reported as of December 31, 2015, restated for the adoption of ASU 2015-03. The debt issuance costs were reclassified from other non-current assets and directly applied to the associated liability.

	Reported December 31, 2015	ASU 2015-13 Reclass	Restated December 31, 2015
Borrowings under our $575.0* million Senior Secured Term Loan B	$562,580	$(9,623)	$552,957
Borrowings under our $100.0** million Senior Secured Revolver	6,462	(2,915)	3,547
Borrowings under our $250.0 million Senior Notes	244,509	(421)	244,088
French Safeguard Obligations (Autocam)	2,000		2,000
Brazilian lines of credit and equipment notes (Autocam)	826		826
Chinese line of credit (Autocam)	3,696		3,696

Total debt	820,073		807,114
Less current maturities of long-term debt	11,714		11,714

Long-term debt, excluding current maturities of long-term debt	$808,359		$795,400

*	Amended from $575 million down to $545 million on September 30, 2016.
**	Amended from $100 million up to $133 million on September 30, 2016.

Note 7. Goodwill, Net

The changes in the carrying amount of goodwill, net, for the nine months ended September 30, 2016 are as follows:

	Precision Bearing Components Group	Autocam Precision Components Group	Precision Engineered Products Group	Total
Balance as of December 31, 2015	$9,111	$73,992	$366,795	$449,898
Currency impacts	161	—	—	161
Goodwill changes from measurement period	—	—	(1,805)	(1,805)

Balance as of September 30, 2016	$9,272	$73,992	$364,990	$448,254

The goodwill balances are tested for impairment on an annual basis during the fourth quarter and more often if a triggering event occurs. As noted in Note 2. Acquisitions, some measurement period adjustments to goodwill were made for the PEP acquisition. As of September 30, 2016, there were no indications of impairment at the reporting units with goodwill balances.

Note 8. Intangible Assets, Net

The changes in the carrying amount of intangible assets, net, for the nine months ended September 30, 2016 are as follows:

	Precision	Autocam	Precision
	Bearing	Precision	Engineered
	Components	Components	Products
	Group	Group	Group	Total
Balance as of December 31, 2015	$1,952	$46,417	$233,800	$282,169
Amortization	(156)	(2,721)	(17,488)	(20,365)
Currency impacts	24	125	—	149

Balance as of September 30, 2016	$1,820	$43,821	$216,312	$261,953

Note 9. Shared-Based Compensation

During the three and nine months ended September 30, 2016 and 2015, approximately $0.9 million and $3.6 million in 2016 and $1.1 million and $2.9 million in 2015, respectively, of compensation expense was recognized in selling, general and administrative expense for all share-based awards. During the nine months ended September 30, 2016, we granted 152,510 restricted stock awards, 167,000 option awards, and 202,330 performance based awards to non-executive directors, officers and certain other key employees. During the nine months ended September 30, 2015, we granted 114,475 restricted stock awards, 54,600 option awards and 71,550 performance based awards to non-executive directors, officers and certain other key employees.

The shares of restricted stock granted during the nine months ended September 30, 2016, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. During the three and nine months ended September 30, 2016 and 2015, we incurred $0.4 million and $2.0 million in 2016 and $0.6 million and $1.7 million in 2015, respectively, in expense related to restricted stock. The fair value of the shares issued was determined by using the grant date closing price of our common stock.

The performance share units granted during the nine months ended September 30, 2016 will be satisfied in the form of shares of common stock during 2019 if certain performance and/or market conditions are met. We are recognizing the compensation expense over the three-year period in which the performance and market conditions are measured. During the three and nine months ended September 30, 2016 and 2015, we incurred $0.3 million and $0.9 million in 2016, and $0.3 million and $0.5 million in 2015, respectively, in expense related to performance share units. The fair value of the performance share units issued was determined by using the grant date closing price of our common stock for the units with a performance condition and a Monte Carlo valuation model for the units that have a market condition.

We incurred $0.2 million and $0.7 million in 2016 and $0.2 million and $0.7 million in 2015 of stock option expense in the three and nine months ended September 30, 2016 and 2015, respectively. The weighted average grant date fair value of options granted during the nine months ended September 30, 2016, was $5.02. The fair value of our options cannot be determined by market value, because our options are not traded in an open market. Accordingly, we utilized the Black Scholes financial pricing model to estimate the fair value. The weighted average assumptions relevant to determining the fair value of the 2016 stock option grants are below:

2016 Stock Option Awards
Term	6 years
Risk free interest rate	1.43%
Dividend yield	2.48%
Expected volatility	59.23%
Expected forfeiture rate	3.00%

The following table provides a reconciliation of option activity for the nine months ended September 30, 2016:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Options	Shares (000)	Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2016	1,034	$12.09
Granted	167	$11.31
Exercised	(242)	$10.54
Forfeited or expired	(33)	$17.38

Outstanding at September 30, 2016	926	$12.16	6.1	$6,092	(1)

Exercisable at September 30, 2016	714	$11.54	5.2	$1,086	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at September 30, 2016.

Note 10. Provision for Income Taxes

The Company’s effective income tax rate for the three months ended September 30, 2016 and 2015, was 173% and 19%, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2016 and 2015, was 112% and 21%, respectively. The higher effective income tax rate for the three months and nine months ended September 30, 2016 was driven by an increase in the full year effective income tax rate. The increase in full year effective income tax rate was primarily due to a mix of higher U.S. losses with lower earnings attributed to foreign subsidiaries. The full year effective income tax rate applied to our consolidated year-to-date loss increased from 10% to 112%, resulting in a $6 million decrease in income tax expense in the third quarter. Excluding this increase, the tax rate for the third quarter would have been 15% (versus 173%).

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

We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at September 30, 2016 for this matter. There was no material change in the status of this matter from December 31, 2015 to September 30, 2016.

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

Note 12. Investment in Non-Consolidated Joint Venture

As part of the Autocam Precision Components Group, we own a 49% investment in a joint venture with an unrelated entity called Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a Chinese company located in Wuxi, China.

Below are the components of our JV investment balance at September 30, 2016:

Balance as of December 31, 2015	$38,462
Our share of cumulative earnings	4,545
Dividends declared and paid by joint venture	(3,707)
Accretion of basis difference from purchase accounting	(375)

Balance as of September 30, 2016	$38,925

The following table summarizes balance sheet information for the JV:

	September 30, 2016	December 31, 2015
Current assets	$32,425	$24,663
Non-current assets	22,875	22,847

Total assets	$55,300	$47,510

Current liabilities	$16,540	$11,171

Total liabilities	$16,540	$11,171

Dividends of $3.7 million were declared and paid by the JV during the three months ended September 30, 2016. We had sales to the JV of approximately $0.1 million during the three and nine months ended September 30, 2016. Amounts due to us from the JV were $0.2 million as of September 30, 2016.

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

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. At September 30, 2016, the carrying values of all of these financial instruments, except the long-term debt with fixed interest rates, approximated fair value. The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. The fair value of our fixed-rate long-term debt is estimated based on the Bloomberg algorithm, which takes into account similar sized and industry debt (a Level 2 category fair value measurement). As of September 30, 2016, the fair value of our fixed-rate debt was $263.8 million, and $258.6 net of debt issuance costs.

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

Recurring Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis for our interest rate swap derivative financial instrument:

		Fair Value Measurements at September 30, 2016
		Quoted Prices in
		Active Markets	Significant Other	Significant
	September 30,	for Identical	Observable Inputs	Unobservable
Description	2016	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Derivative asset - current	$22	$—	$22	$—
Derivative asset - noncurrent	198	—	198	—
Derivative liability - current	(1,956)	—	(1,956)	—
Derivative liability - noncurrent	(2,164)	—	(2,164)	—

	$(3,900)	$—	$(3,900)	$—

		Fair Value Measurements at December 31, 2015
		Quoted Prices in
		Active Markets	Significant Other	Significant
	December 31,	for Identical	Observable Inputs	Unobservable
Description	2015	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Derivative asset - current	$388	$—	$388	$—
Derivative asset - noncurrent	368	—	368	—
Derivative liability - current	(2,098)	—	(2,098)	—
Derivative liability - noncurrent	(1,673)	—	(1,673)	—

	$(3,015)	$—	$(3,015)	$—

Our policy is to manage interest expense using a mix of fixed and variable rate debt. To manage this mix effectively, we may enter into interest rate swaps in which we agree to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

Our $150 million interest rate swap went into effect on December 29, 2015, at which time our interest rate was effectively 6.966%. The objective of the hedge was to eliminate the variability of cash flows in interest payments on the first $150 million of variable interest rate debt (the Term Loan B). The variable rate benchmark was the three month LIBOR rate for both the Term Loan B and the interest rate swap. The changes in cash flows of the interest rate swap were expected to exactly offset the changes in cash flows of the Term Loan B. The hedged risk was the interest rate risk exposure to changes in the interest payments, attributable to changes in the benchmark three-month LIBOR interest rates (subject to a 1.0% LIBOR index floor) from December 29, 2015 through December 31, 2018. As disclosed in Note 6. Long-Term Debt, the LIBOR floor index was lowered to 0.75% on September 30, 2016, and our intent regarding future interest rate resets changed. Three-month LIBOR was above the floor, and it was more economical to use one-month LIBOR. Based upon these facts we chose to discontinue Hodge Accounting. Therefore, we assessed the amounts deferred in accumulated other comprehensive income (“AOCI”) as the forecasted transactions would not be probable that the company would use the three-month LIBOR through the remainder of the derivative duration. As a result, all amounts of AOCI were reclassified to earnings. Prospectively, we will account for the interest rate swap on a mark-to-market basis. The change in reporting will have no impact on our reported cash flows, although future results of operations on a GAAP basis will be affected by the potential volatility of mark-to-market gains and losses which fluctuate with changes in interest rates.

The inputs for determining fair value of the interest rate swap are classified as Level 2 inputs. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves, index forward curves, discount curves, and volatility surfaces. Counterparties to these derivative contracts are highly rated financial institutions which we believe carry only a minimal risk of nonperformance.

We have elected to present the derivative contracts on a gross basis in the Condensed Consolidated Balance Sheet included within other current assets and other non-current assets and other current liabilities and other non-current liabilities. Had we chosen to present the derivative contract on a net basis, we would have a derivative in a net liability position of $3.9 million as of September 30, 2016. We do not have any cash collateral due under such agreements.

As of September 30, 2016, we reported no gains or losses in AOCI related to the interest rate swaps. In connection with lowering the LIBOR index floor from 1.0% to 0.75% within the $150 million interest rate swap, we received a $0.3 million payment that increased the net liability position on the $150 million interest rate swap. The payment was reported as a reduction to derivative asset (other current assets) on the Condensed Consolidated Balance Sheets. Additionally, during the nine months ended September 30, 2016 when the interest rate swap was accounted for in accordance with hedge accounting, the periodic settlements and related reclassification of other comprehensive income was $1.4 million of net hedging losses on the interest rate swap in the interest expense line on the Condensed Consolidated Statements of Net Income. We recognized $0.6 million of interest rate swap settlements for the third quarter of 2016 in the Derivative payments on interest rate swap line on the Condensed Consolidated Statements of Net Income. If there are no changes in the interest rates for the next twelve months, we expect to make $1.9 million in cash payments related to the interest rates swap. See the following “Derivatives’ Hedging Relationships” section of this Note 13 for more information regarding the impact of the interest rate swaps on our Condensed Consolidated Financial Statements.

Derivatives’ Hedging Relationships

	Amount			Pre-tax amount of gain/(loss)
	recognized in Other		Location of gain/(loss)	reclassified from
	Comprehensive Income		reclassified from	AOCI into Net Income
	(effective portion)		AOCI into	(effective portion)
	September 30,	December 31,	Net Income (effective	September 30,	December 31,
Derivatives’ Cash Flow Hedging Relationships	2016	2015	portion)	2016	2015
Forward starting interest rate swap contract	$—	$(3,015)	Interest Expense	$1,393	$—

	$—	$(3,015)		$1,393	$—

As of September 30, 2016, we did not own derivative instruments that were classified as fair value hedges or trading securities. In addition, as of September 30, 2016, we did not own derivative instruments containing credit risk contingencies.

Note 14. Restructuring and Impairment Charges

Severance and restructuring costs totaling $0.7 million and $7.2 million were recognized in the three and nine months ended September 30, 2016, comprised of initiatives impacting each of our segments. Of the amounts presented as restructuring costs for Precision Engineered Products, $0.9 million, relate primarily to integration costs.

Within the Precision Bearing Components Group, restructuring initiatives to optimize operations in the U.S., Italy, the Netherlands, Mexico and at segment headquarters resulted in a charge of $2.4 million, which consisted of severance costs relating to headcount reductions.

Within the Autocam Precision Components Group, certain restructuring programs, including the closure of one facility, the Wheeling Plant, resulted in a charge of $3.9 million.

The following table summarizes severance and restructuring activity related to actions incurred for the three and nine months ended September 30, 2016:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Severance and other employee costs	$497	$4,315
Site closure and other associated cost	159	2,926

Restructuring and impairment charges	$656	$7,241

	Reserve			Reserve
	Balance at		Paid in	Balance at
	December 31, 2015	Charges	2016	September 30 2016
Severance and other employee costs	$2,464	$4,315	$(4,145)	$2,634
Site closure and other associated cost	1,845	2,926	(3,519)	1,252

Total	$4,309	$7,241	$(7,664)	$3,886

Note 15. Subsequent Event

Subsequent to September 30, 2016, an additional bank was added to our Senior Secured Revolver, increasing our borrowing capacity from $133 million to $143 million, which also increased our covenant threshold to $42.9 million (30% drawn threshold). Additional debt issuance costs of approximately $0.3 million were incurred related to debt issuance costs.

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

Results of Operations

Factors That May Influence Results of Operations

The following is a description of factors that have influenced our nine months ended September 30, 2016 results of operations that we believe are important to provide an understanding of our business and results of operations.

2015 Acquisitions

During the year ended December 31, 2015, we completed the acquisition of Caprock Manufacturing, Inc. and Caprock Enclosures, LLC (collectively, “Caprock”) and Precision Engineered Products Holdings, Inc. (“PEP”). We acquired Caprock on May 29, 2015 and PEP on October 19, 2015. Because these acquisitions occurred during various times in 2015, our results of operations for the three and nine months ended September 30, 2015 do not include all, if any, of the operations of both acquisitions.

In an effort to enhance the comparability of the current and prior year periods, we have aggregated into “acquisitions” within each financial line item comparison for the three and nine months ended September 30, 2016, the impacts of the acquisitions completed in 2015 that were not included in the comparative prior year period. The remaining changes relate to the legacy NN businesses. For more information about the 2015 acquisitions including background on the acquired companies, the purchase price allocations and pro forma information, as required, please refer to Note 2 of the Notes to Consolidated Financial Statements included in our 2015 Annual Report and Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Devaluation of the Euro and Brazilian Real against the U.S. Dollar

The euro devalued against the U.S. dollar beginning in the latter part of the third quarter of 2014 and accelerated during the fourth quarter of 2014 and into the first quarter of 2015. During the nine months ended September 30, 2016, the exchange rate from euro to U.S. dollar slightly increased by 3%, compared to a 9% decline in value for the same period in 2015.

Additionally, the devaluation of the Brazilian real had an impact in comparing Autocam’s sales. During the nine months ended September 30, 2016, the exchange rate from the Brazilian real to the U.S. dollar increased by 19%, compared to a 32% decline in value for the same period in 2015.

The euro and real translation impact, and the translation impact of other currencies, is highlighted below as “foreign exchange effects.”

OVERALL RESULTS

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	Consolidated NN, Inc.
	Three Months ended September 30,
	2016	2015	Change
Net sales	$204,961	$154,824	$50,137
Acquisitions				57,919
Foreign exchange effects				(298)
Sale of a plant				(2,298)
Volume				(3,082)
Price/material infation pass-through/mix				(2,104)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	152,538	120,195	32,343
Acquisitions				37,222
Foreign exchange effects				(192)
Sale of a plant				(1,731)
Volume				(2,026)
Cost reduction projects and other cost changes				(930)

Selling, general and administrative	18,347	11,949	6,398
Acquisitions				4,619
Foreign exchange effects				(3)
Infrastructure and staffing costs				1,782

Acquisition related costs excluded from selling, general and administrative	—	3,948	(3,948)

Depreciation and amortization	14,693	8,610	6,083
Acquisitions				5,990
Foreign exchange effects				(19)
Increase in expense				112
Restructuring and impairment charges	656	—	656

Income from operations	18,727	10,122	8,605
Interest expense	16,337	4,584	11,753
Write-off of unamortized debt issuance cost	2,589	—	2,589
Derivative payments on interest rate swap	609	—	609
Derivative losses on change in interest rate swap fair value	3,130	—	3,130
Other (income) expense, net	(235)	593	(828)

Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	(3,703)	4,945	(8,648)
Provision (benefit) expense for income taxes	(6,423)	936	(7,359)
Share of net income from joint venture	1,427	621	806

Net income	$4,147	$4,630	$(483)

Net Sales. Net sales increased during the third quarter of 2016 from the third quarter of 2015 due to sales from PEP business that was acquired in the fourth quarter of 2015. The third quarter of 2016 included the net sales of the PEP acquisition, whereas net sales for the third quarter of 2015 did not included net sales of PEP. Partially offsetting these increases were both the sale of the Delta Rubber plant in November 2015 and the impact of devaluation of the euro and other currency denominated sales, as discussed above. Additionally, we had lower sales prices, changes in product mix, and volumes. These decreases in volume relate to global industrial weakness.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). The increase in cost of products sold was primarily due to the addition of production costs from the acquired PEP business, as discussed above. Partially offsetting these increases was the impact of the devaluation of the euro and other currency denominated costs, as discussed above. Additionally, increases were partially offset by volume and cost savings from production process improvement projects.

Selling, General and Administrative. The majority of the increase during 2016 was due to the selling, general and administrative costs from the acquired PEP business. Additionally, administrative costs were incurred for infrastructure and staffing costs related to our strategic initiatives.

Depreciation and Amortization. The increase in 2016 was due to depreciation and amortization from the acquired PEP business. This additional depreciation and amortization includes the related step-ups of certain property, plant and equipment to fair value and the addition of intangible assets principally for customer relationships and trade names related to the purchase price allocation of the new acquisitions.

Interest expense. Interest expense increased $11.8 million due to higher overall debt levels in the third quarter of 2016 and related amortization of debt issuance costs, primarily related to acquisitions.

	Three Months ended September 30,
Source	2016	2015
Interest on debt	$14,943	$3,836
Interest rate swaps settlements	466	—
Amortization of debt issuance costs	1,062	628
Capital lease interest	283	453
Capitalized interest (1)	(417)	(333)

Total interest expense	$16,337	$4,584

Debt issuance costs write-off	$2,589	$—

(1)	Capitalized interest primarily relates to the equipment construction efforts at the various plants.

RESULTS BY SEGMENT

PRECISION BEARING COMPONENTS GROUP

	Three Months ended September 30,
	2016	2015	Change
Net sales	$58,247	$60,545	$(2,298)
Foreign exchange effects				(256)
Volume				(1,879)
Price/material infation pass-through/mix				(163)

Income from operations	$5,840	$6,633	$(793)

Net sales decreased during the third quarter of 2016 from the third quarter of 2015 principally due to lower volumes and changes to product mix. The lower volumes were primarily due to global industrial market weakness and declines in heavy truck demand.

The decrease in income from operations was consistent with the decrease in net sales.

AUTOCAM PRECISION COMPONENTS GROUP

	Three Months ended September 30,
	2016	2015	Change
Net sales	$80,492	$83,243	$(2,751)
Foreign exchange effects				(42)
Volume				(1,203)
Price/material infation pass-through/mix				(1,506)

Income from operations	$8,464	$10,894	$(2,430)

The decrease in net sales in the third quarter of 2016 were due to industrial market weakness and lower demand with those customers.

The decrease in income from operations was consistent with the decrease in net sales, and due to restructuring charges in 2016 related to our Wheeling plant closure.

PRECISION ENGINEERED PRODUCTS GROUP

	Three Months ended September 30,
	2016	2015	Change
Net sales	$66,222	$11,036	$55,186
Acquisitions				57,919
Sale of a plant				(2,298)
Volume				(435)

Income from operations	$9,913	$595	$9,318

The increase in net sales and income from operations was due primarily to the acquisition of PEP, offset by the sale of Delta Rubber in the fourth quarter of 2015.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	Consolidated NN, Inc.
	Nine Months ended September 30,
	2016	2015	Change
Net sales	$631,459	$483,425	$148,034
Acquisitions				174,176
Foreign exchange effects				(4,571)
Sale of a plant				(6,878)
Volume				(2,564)
Price/material infation pass-through/mix				(12,129)

Cost of products sold (exclusive of depreciation and amortization shown separately below)	469,086	378,220	90,866
Acquisitions				111,730
Foreign exchange effects				(3,751)
Sale of a plant				(5,325)
Volume				(1,188)
Cost reduction projects and other cost changes				(10,600)

Selling, general and administrative	60,651	37,910	22,741
Acquisitions				14,708
Foreign exchange effects				(373)
Infrastructure and staffing costs				8,406

Acquisition related costs excluded from selling, general and administrative	—	3,948	(3,948)

Depreciation and amortization	47,177	25,702	21,475
Acquisitions				20,753
Foreign exchange effects				(329)
Increase in expense				1,051
Restructuring and impairment charges	7,241	—	7,241

Income from operations	47,304	37,645	9,659
Interest expense	48,924	16,543	32,381
Write-off of unamortized debt issuance cost	2,589	—	2,589
Derivative payments on interest rate swap	609	—	609
Derivative losses on change in interest rate swap fair value	3,130	—	3,130
Other (income) expense, net	(2,188)	2,012	(4,200)

Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	(5,760)	19,090	(24,850)
Provision (benefit) expense for income taxes	(6,469)	4,009	(10,478)
Share of net income from joint venture	4,170	2,503	1,667

Net income	$4,879	$17,584	$(12,705)

Net Sales. Net sales increased during 2016 compared to 2015 due to sales from the companies acquired in 2015. Partially offsetting these increases was the impact of devaluation of the euro and other currency denominated sales, as discussed above. Additionally, we had lower sales prices, changes in product mix, and volumes. These decreases in volume relate to global industrial weakness.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). The increase in cost of products sold was primarily due to the addition of production costs from the companies acquired 2015, as discussed above. Partially offsetting these increases was the impact of the devaluation of the euro and other currency denominated costs, as discussed above. Additionally, we benefited from production process improvement projects.

Selling, General and Administrative. The majority of the increase during 2016 was due to the selling, general and administrative costs from the companies acquired in 2015. Additional administrative costs were incurred related to our strategic growth initiatives, including staffing and related costs.

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

Interest expense. Interest expense increased $32.4 million due to higher overall debt levels in 2016 and related amortization of debt issuance costs, primarily related to acquisitions.

	Nine Months ended September 30,
Source	2016	2015
Interest on debt	$44,824	$14,236
Interest rate swaps settlements	1,393	—
Amortization of debt issuance costs	3,048	1,827
Capital lease interest	844	1,462
Capitalized interest (1)	(1,185)	(982)

Total interest expense	$48,924	$16,543

Debt issuance costs write-off	$2,589	$—

(1)	Capitalized interest primarily relates to the equipment construction efforts at the various plants.

RESULTS BY SEGMENT

PRECISION BEARING COMPONENTS GROUP

	Nine Months ended September 30,
	2016	2015	Change
Net sales	$188,149	$203,041	$(14,892)
Foreign exchange effects				(1,195)
Volume				(8,695)
Price/material infation pass-through/mix				(5,002)

Income from operations	$18,639	$25,125	$(6,486)

Net sales decreased during 2016 compared to 2015 principally due to lower volumes and changes to product mix. Additionally, the devaluation of the euro on euro denominated sales, as discussed above, contributed to the lower net sales. The lower volumes were primarily due to global industrial market weakness and declines in heavy truck demand

The decrease in income from operations was consistent with the decrease in net sales and also resulted from additional restructuring charges of $2.3 million in 2016 related to personnel reductions.

AUTOCAM PRECISION COMPONENTS GROUP

	Nine Months ended September 30,
	2016	2015	Change
Net sales	$247,473	$252,336	$(4,863)
Foreign exchange effects				(3,377)
Volume				3,034
Price/material infation pass-through/mix				(4,520)

Income from operations	$22,761	$27,707	$(4,946)

Net sales decreased during 2016 compared to 2015 due to the depreciation of the Brazilian real denominated sales versus the U.S. dollar denominated sales and continued economic weakness in Brazil. The volume increases during 2016 were partially offset by lower prices and product mix.

Income from operations decreased primarily due to restructuring charges of $3.9 million in 2016 related to our Wheeling plant closure.

PRECISION ENGINEERED PRODUCTS GROUP

	Nine Months ended September 30,
	2016	2015	Change
Net sales	$195,837	$28,048	$167,789
Acquisitions				174,176
Sale of a plant				(6,878)
Other				491

Income from operations	$26,116	$1,309	$24,807

The increase in net sales and income from operations was due primarily to the acquisition of PEP, offset by the sale of Delta Rubber in the fourth quarter of 2015.

Changes in Financial Condition from December 31, 2015 to September 30, 2016.

From December 31, 2015 to September 30, 2016, total assets increased by $1.1 million, and current assets increased by $15.3 million. The asset balance during 2016 was driven by a seasonal increase in accounts receivable, offset by amortization expense of intangibles. Despite the increase in net sales, we held inventory levels relatively flat with days inventory outstanding decreasing approximately 3 days.

From December 31, 2015 to September 30, 2016, total liabilities decreased by $11.4 million. The majority of the decrease was due to the $12.9 million decrease in deferred tax liabilities, and $2.8 million decrease in debt.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $159.1 million at September 30, 2016, compared to $146.8 million at December 31, 2015. The increase in working capital was due primarily to the increase in accounts receivable, as discussed above.

Cash provided by operations was $46.1 million in 2016 compared with cash provided by operations of $13.3 million in 2015. The difference was due to increased earnings, net of noncash activity.

Cash used by investing activities was $30.2 million in 2016 compared with cash used by investing activities of $34.0 million in 2015. The primary difference was capital spending related to an increased basis of plants to support and maintain.

Cash used in financing activities was $14.9 million in 2016 compared with cash provided by financing activities of $23.7 million in 2015. The difference driver in 2016 was primarily related to repayment of debt, while in 2015 proceeds from an equity offering were offset by repayment of debt.

Liquidity and Capital Resources

Amounts outstanding under our Senior Secured Term Loan B credit facility, Senior Notes, and our Senior Secured Revolver credit facility as of September 30, 2016, were $828.0 million (without regard to debt issuance costs). As of September 30, 2016, we could borrow up to $98.2 million under our Senior Secured Revolver facility subject to certain limitations. The $98.2 million of availability is net of $1.8 million of outstanding letters of credit at September 30, 2016, which are considered as usage of the Senior Secured Revolver facility.

Our Senior Secured Term Loan B facility requires us to pay quarterly 0.25% (or $1.4 million) of the initial principal amount through September 30, 2022 with the remaining principal amount due on the maturity date. Additionally, as long as LIBOR stays below 0.75%, we will be paying 5.00% per annum in interest. If the LIBOR exceeds 0.75%, then the rate will be the variable LIBOR rate plus an applicable margin of 4.25%. Based on the outstanding balance at September 30, 2016, the annual interest payments would have been $27.3 million.

Our Senior Notes require us to pay annual interest of 10.25% payable semi-annually in arrears on May 1 and November 1 of each year. Based on the outstanding balance at September 30, 2016, the annual interest payments would have been $25.6 million.

Our Senior Secured Revolver facility requires us to pay interest rate of LIBOR plus an applicable margin of 3.50%. Based on the outstanding balance at September 30, 2016, the annual interest payments would have been $1.3 million.

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

We invoice and receive payment from many of our customers in euros as well as other currencies. Additionally, we are party to various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. As a result of these sales, loans, payables and receivables, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of September 30, 2016, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

For the next twelve months, we expect capital expenditures to remain relatively consistent, the majority of which relate to new or expanded business. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our capital expenditures and working capital needs through this period. We base this assertion on our current availability for borrowing of up to $98.2 million and our forecasted positive cash flow from operations for the next twelve months.

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

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our 2015 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in our 2015 Annual Report. There have been no changes to these policies during the nine months ended September 30, 2016, except as discussed in Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

At September 30, 2016, we had $33 million outstanding under our variable rate revolving credit facilities, without regard to debt issuance costs. See Note 6 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. At September 30, 2016, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings under our Senior Secured Revolver would result in interest expense increasing annually by approximately $0.3 million.

At September 30, 2016, we had $545 million outstanding under our variable rate Senior Secured Term Loan B, without regard to debt issuance costs. See Note 6 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. At September 30, 2016, a one-percent increase in the interest rate charged on this outstanding variable rate borrowings under the Senior Secured Term Loan B would result in interest expense increasing annually by approximately $4.3 million.

Our policy is to manage interest expense using a mix of fixed and variable rate debt. As such, we entered into a $150.0 million interest rate swap that went into effect on December 29, 2015, which was amended and restated on September 30, 2016 to change the LIBOR indexed floor from 1.0% to 0.75%, and fix our interest rate at 6.466% for a portion of our Senior Secured Term Loan B. The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our Precision Bearing Components Group invoices and receives payment in currencies other than the U.S. dollar including the euro. Additionally, we participate in various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past and have, from time to time, used foreign currency hedges to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency hedging instruments as of September 30, 2016.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Our disclosure controls are designed to ensure that material information relating to us is made known to our Chief Executive Officer and Principal Financial Officer by others within our organization. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2016 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There have been no changes in the fiscal quarter ended September 30, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at September 30, 2016 for this matter. There was no material change in the status of this matter from December 31, 2015 to September 30, 2016.

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

Our risk factors are disclosed in our 2015 Annual Report under Item 1A. “Risk Factors” and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2016. There have been no material changes to these risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs(1)
July 2016	—	$—	—	—
August 2016	—	$—	—	—
September 2016	58	$18.77	—	—

Total	58	$18.77

(1)	Shares were withheld to pay for tax obligations due upon the vesting of restricted stock held by certain employees granted under the NN, Inc. Amended and Restated 2011 Stock Incentive Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: November 4, 2016	/s/ Richard D. Holder
Richard D. Holder,
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 4, 2016	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Vice President, Chief Accounting Officer and
Corporate Controller
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment and Restatement Agreement, dated as of September 30, 2016, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, SunTrust Bank, KeyBank National Association and Regions Bank (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K, filed on October 3, 2016).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRLTaxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document