Form 10-K
period 2016-12-31
NN INC
filed 2017-03-16
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2016, based on the closing price on the NASDAQ Stock Market LLC on that date was approximately $379,000,000

The number of shares of the registrant’s common stock outstanding on March 1, 2017 was 27,292,646.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement with respect to the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of our control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector, competitive influences, risks that current customers will commence or increase captive production, risks of capacity underutilization, quality issues, availability of raw materials, currency and other risks associated with international trade, our dependence on certain major customers, the impact of acquisitions and divestitures, unanticipated difficulties integrating acquisitions, and realizing anticipated cost savings and operating efficiencies, risks associated with joint ventures, new laws and governmental regulations, and other risk factors and cautionary statements listed from time to time in our periodic reports filed with the Securities and Exchange Commission. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements included herein or therein to reflect future events or developments.

All dollar amounts presented in tables that follow are in thousands (except for share data) unless otherwise indicated.

Item 1.	Business Overview

Introduction

NN, Inc. is a diversified industrial company and a leading global manufacturer of high precision bearing components, industrial plastic products and precision metal components to a variety of markets on a global basis. We have 40 manufacturing plants in North America, Western Europe, Eastern Europe, South America and China. As used in this Annual Report on Form 10-K, the terms “NN,” “the Company,” “we,” “our,” or “us” mean NN, Inc. and its subsidiaries.

Our business is aggregated into three reportable segments, the Precision Bearing Components Group, the Precision Engineered Products Group and the Autocam Precision Components Group. Our business segments and acquisition activity are described further below.

Acquisition Activity

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

2014

On January 20, 2014, we acquired V-S Industries (“V-S”), a manufacturer of precision metal components with locations in Wheeling, Illinois and Juarez, Mexico. The acquisition of V-S provided us with a broader product offering, allowing for penetration into adjacent markets. V-S’s products serve a variety of industries including electric motors, HVAC, power tools, automotive and medical. V-S’s operations were integrated with the Autocam Precision Components Group.

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

Business Segments

Net sales, income from operations and assets for each of our business segments is presented in Management’s Discussion and Analysis of Financial Condition Results of Operations and Note 12 of the Notes to the Consolidated Financial Statements. Additional information regarding our three business segments (Precision Bearing Components Group, Precision Engineered Products Group and Autocam Precision Components Group) is presented below.

Precision Bearing Components Group

Within our Precision Bearing Components Group, we manufacture and supply high precision bearing components, consisting of balls, cylindrical rollers, tapered rollers, spherical rollers and metal retainers, for leading bearing and CV-joint manufacturers on a global basis. We are a leading independent manufacturer of precision steel bearing balls and rollers for the North American, European and Asian markets. We offer one of the industry’s most complete lines of commercially available bearing components. We emphasize application-specific engineered products that take advantage of competencies in product design and tight tolerance manufacturing processes. Our customers use our components in fully assembled ball and roller bearings and CV-joints, which serve a wide variety of end markets, including automotive, agricultural, construction, machinery, heavy truck, and rail.

Precision Engineered Products Group

Following the PEP Acquisition, we combined the operations of PEP with our Plastics and Rubber Components Segment. Within our Precision Engineered Products Group, we combine materials science expertise with advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal and plastic components, assemblies, and finished devices for the medical, electrical, automotive and aerospace end markets.

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

Research and Development and Product Engineering

Our research and development and product engineering efforts focus on enhancing our existing products and developing patented products, particularly in the medical industry, that can be presented to and sold by our customers. Our Precision Engineered Products Group has developed a portfolio of patented medical products that we manufacture for customers and that are sold under their brand. Our Autocam Precision Products Group engineering team focuses on lowering the cost of manufacturing existing products and developing engineered solutions to improve our customers’ products. Our Precision Bearing Components Group operates two innovation centers, one in the Netherlands for rollers and one in Italy for balls, which focuses on improving the performance of the rolling element, operating life and friction generation and reducing manufacturing costs.

Customers

Our products are supplied primarily to manufacturers for use in a broad range of industrial applications, including automotive, electrical, agricultural, construction, machinery, heavy truck, rail, medical, aerospace and defense, HVAC, fluid power and diesel engines. Our top ten customers account for approximately 48% of our revenue. Sales to each of these top ten customers are made to multiple customer locations and divisions throughout the world. Only one of these customers, AB SKF (“SKF”), had sales levels that were over 10% of total net sales. Sales to various U.S. and foreign divisions of SKF accounted for approximately 13% of net sales in 2016. In 2016, 63% of our products were sold to customers in North America, 21% to customers in Europe, 12% to customers in Asia and the remaining 4% to customers in South America.

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

The following table presents a breakdown of our net sales for fiscal years 2016, 2015 and 2014:

	2016	2015	2014
Precision Bearing Components Group	$248,534	$261,837	$278,026
Percentage of Total Sales	30%	39%	57%
Precision Engineered Products Group	258,816	77,183	33,351
Percentage of Total Sales	31%	12%	7%
Autocam Precision Components Group	326,138	328,260	177,224
Percentage of Total Sales	39%	49%	36%

Total	$833,488	$667,280	$488,601

Percentage of Total Sales	100%	100%	100%

During 2015, following the PEP Acquisition and the divestiture of Delta Rubber, we combined the operations of PEP with our Plastics and Rubber Components Group, and renamed the segment as the Precision Engineered Products Group. The Precision Engineered Products Group includes the Plastic and Rubber Components Group as presented in our previous filings. Net sales for the fiscal years 2014 solely relate to our former Plastic and Rubber Components Segment.

Employees

As of December 31, 2016, we employed a total of 4,730 full-time employees and 569 full time equivalent temporary workers. Of our total employment, 17% are management/staff/government/statutory employees and 83% are production employees. The employees at the Pinerolo, Veenendaal, Autocam France and Brainin de Mexico plants are unionized. A small group of employees at Lacey Manufacturing Company are also unionized. We believe we have a good working relationship with our employees and the unions that represent them.

Competition

Precision Bearing Components Group

Our Precision Bearing Components Group operates in intensely competitive markets. Our domestic competitors include Hoover Precision Products, Inc., a wholly owned subsidiary of Tsubaki Nakashima Co., LTD., and Amatsuji Steel Ball Manufacturing Company, Ltd. (Japan), a wholly owned division of NSK LTD. In addition, Jiangsu General Ball and Roller Co., LTD (China) (JGBR) has announced plans to open a manufacturing facility in the United States to begin production in early 2017. Our foreign competitors include Tsubaki Nakashima Co., LTD. (Japan) and JGBR. Additionally, we compete with bearing manufacturers’ in-house (captive) production, which represents the majority of total production.

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

Our primary competitors in the plastic bearing retainer market are Nakanishi Manufacturing Corporation and Precimold, Inc. Domestically, National Plastics and Sales, Inc., Nypro, Inc., Thermotec, Inc., GW Plastics, Inc., C&J Industries, Inc., and Nyloncraft, Inc., are amongst the largest players in the precision plastic components markets. Our primary competitors in the medical device market are Tecomet, Inc., Lake Region Medical, Inc., and Vention Medical, Inc. Our primary competitors in the electrical market are Deringer-Ney, Inc., Doduco GmbH and Metalor Technologies International. Our primary competitors in the automotive and aerospace market are Interplex Industries, Inc. and Accu-Mold, LLC.

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

Autocam Precision Components Group

In the market in which our Autocam Precision Components Group operates, internal production of components by our customers can impact our business as the customers weigh the risk of outsourcing strategically critical components or producing in-house. Our primary outside competitors are Anton Häring KG, A. Berger Holding Gmbh & Co. KG, C&A Tool Engineering, Inc., American Turned Products, Inc., Camcraft, Inc., and A.B. Heller, Inc. We generally win new business on the basis of technical competence and our proven track record of successful product development.

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

For the Precision Engineered Products Group, we base purchase decisions on quality, service and price. Generally, we do not enter into written supply contracts with our suppliers or commit to maintain minimum monthly purchases of materials. However, we carefully manage raw material price volatility, particularly with respect to precious metals, through the use of consignment agreements. In effect, we lease the precious metals for our own stock and buy the raw materials on the same day customer shipments are priced, thereby eliminating speculation. In addition, our products with precious metal content are priced with a margin on the raw material cost to further protect against raw material price volatility and to provide incremental profit.

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

Patents, Trademarks and Licenses

Historically, we have not owned any U.S. or foreign patents, trademarks or licenses that are material to our business; however, in our Precision Engineered Products Group, we have six U.S. patents, four patent applications and trademarks for various trade names. Furthermore, we intend to develop patented products that can be presented to and sold by our customers.

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

Seasonal Nature of Business

General economic conditions impact our business and financial results, and certain of our businesses experience seasonal and other trends related to the industries and end markets that they serve. For example, European sales are often weaker in the summer months, medical device sales are often stronger in the fourth calendar quarter and sales to OEMs are often stronger immediately preceding and following the launch of new products. However, as a whole, we are not subject to material seasonality.

Environmental Compliance

Our operations and products are subject to extensive federal, state and local regulatory requirements both domestically and abroad relating to pollution control and protection of the environment. These laws and regulations govern, among other things, discharges to air or water, the generation, storage, handling, and use of automotive hazardous materials and the handling and disposal of hazardous waste generated at our facilities. Under such laws and regulations, we are required to obtain permits from governmental authorities for some of our operations. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. Under some environmental laws and regulations, we could also be held responsible for all the costs relating to any contamination at our past or present facilities and at third-party waste disposal sites. We maintain a compliance program to assist in preventing and, if necessary, correcting environmental problems. In the Precision Bearing Components Group, the Kysucke plant, the Veenendaal plant, the Pinerolo plant and Kunshan plant are ISO 14000 or 14001 certified and all received the EPD (Environmental Product Declaration), except for the Veenendaal plant’s stamped metal parts business.

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

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position
Richard D. Holder	54	Chief Executive Officer and President
J. Robert Atkinson	36	Vice President, Corporate Treasurer and Manager of Investor Relations
Thomas C. Burwell, Jr.	48	Senior Vice President – Chief Financial Officer
Matthew S. Heiter	56	Senior Vice President and General Counsel
L. Jeffery Manzagol	61	Senior Vice President – General Manager of the Precision Bearing Components Group
John A. Manzi	52	Senior Vice President – General Manager, Precision Engineered Products Group
Warren Veltman	55	Senior Vice President – General Manager Autocam Precision Components Group
James R. Widders	60	Senior Vice President – Integration and Corporate Transformation

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

J. Robert Atkinson joined us as Vice President, Corporate Treasurer and Manager of Investor Relations in 2014. Prior to joining us, Mr. Atkinson was with Regions Bank, one of the nation’s largest full-service providers of consumer and commercial banking, wealth management, mortgage, and insurance products and services. He most recently served as vice president and commercial relationship manager in Regions Corporate Bank Group, where he was responsible for marquee corporate relationships, developing treasury management solutions and negotiating terms and conditions for new and renewal credit facilities. Prior to that position, he served as Vice President of business services. Mr. Atkinson also served as a project coordinator for the Electrical Group of Eaton Corporation. Mr. Atkinson is a member of the Association of Financial Professions and earned his certified treasury professional designation.

Thomas C. Burwell, Jr. joined us as Corporate Controller in September 2005. He was promoted to Vice President Chief Accounting Officer and Corporate Controller in 2011, and to Senior Vice President and Chief Financial Officer in November 2016. Prior to joining NN, Mr. Burwell held various positions at Coats, PLC from 1997 to 2005 ultimately becoming the Vice President of Finance for the U.S. Industrial Division. From 1992 to 1997, Mr. Burwell held various positions at the international accounting firm BDO Seidman, LLP. Mr. Burwell is a Certified Public Accountant.

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

L. Jeffery Manzagol joined us as Senior Vice President—General Manager of the Precision Bearing Components Group in October 2014. Manzagol stepped into his role with more than 36 years of metal bearings and high precision manufacturing experience. He most recently served as President of the Bearings Division at Kaydon Corporation. Previously, Manzagol held various leadership positions at SKF Group, including President and General Manager at the Armada, Michigan facility.

John Manzi joined us as Senior Vice President—General Manager of Precision Engineered Products Group in October 2015 in connection with the completion of the PEP Acquisition. Previously, Mr. Manzi served as the President and Chief Executive Officer of PEP. Mr. Manzi was instrumental in leading PEP’s development and, together with PEP’s management team, has successfully enhanced PEP’s end market reach, expanded its product breadth and executed on key strategic acquisitions. Mr. Manzi has 20 years of experience with PEP. Prior to joining PEP’s management team, Mr. Manzi held various positions including President of PEP’s Attleboro operations, Vice President of Operations, and Engineering Manager.

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

The following are risk factors that affect our business, prospects, financial condition, results of operations, and cash flows, some of which are beyond our control. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K. If any of the events described below were to actually occur, our business, prospects, financial condition, results of operations, or cash flows could be adversely affected and results could differ materially from expected and historical results.

Risks Related to Our Operations

A recession impacting our end markets or the geographic regions in which we or our customers operate could have a material adverse effect on our ability to finance our operations and implement our growth strategy.

During the three month period ended December 31, 2008 and the year ended December 31, 2009, we experienced a sudden and significant reduction in customer orders driven by reductions in automotive and industrial end market demand across all our businesses. Additionally, during the latter part of 2011 and all of 2012, we experienced the impacts of a European recession in our European businesses. Prior to this time, we had never been affected by a recession that had impacted both of our key geographic markets of the U.S. and Europe simultaneously. If we are impacted by a global recession in the future, this could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows and could lead to additional restructuring and/or impairment charges being incurred and our ability to implement our growth strategy.

The cyclical demand for our products and the seasonality impact on our production could adversely affect our revenues.

The end markets for fully assembled bearings and industrial and automotive components are cyclical and tend to decline in response to overall declines in industrial and automotive production. As a result, the market for the bearing components and precision metal and industrial plastic products we sell is also cyclical and impacted by overall levels of industrial and automotive production. Our sales have been, and can be in the future, negatively affected by adverse conditions in the industrial and/or automotive production sectors of the economy or by adverse global or national economic conditions generally. Similarly, any inflation in oil prices and any resulting increase in gasoline prices could have a negative impact on demand for our products as a result of consumer and corporate spending reductions.

In addition, seasonality may have a negative impact on our production. Due to the typical slower summer manufacturing season in Europe, we expect that revenues in the third fiscal quarter of each year will be lower than in the other quarters of the year.

We depend on a very limited number of sources for our primary raw material and are subject to risks of shortages and price fluctuation.

The steel that we use to manufacture our precision bearing components is of an extremely high quality and is available from only a limited number of producers on a global basis. Due to quality constraints in the U.S. steel industry, we obtain substantially all of the steel used in our U.S. operations of our Precision Bearing Components Group from non-U.S. suppliers. In addition, we obtain most of the steel used in our European operations from a single European source. If we had to obtain steel from sources other than our current suppliers, we could face higher prices and automotive costs, increased duties or taxes and shortages of steel. Problems in obtaining steel, particularly 52100 chrome steel in the quantities that we require, on commercially reasonable terms, could increase our costs and have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows.

We depend heavily on a relatively limited number of customers, and the loss of any major customer would have a material adverse effect on our business.

Sales to various U.S. and foreign divisions of SKF, one of the largest bearing manufacturers in the world, accounted for approximately 13% of consolidated net sales in 2016. No other customers accounted for more than 10% of sales. During 2016, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 48% of our consolidated net sales. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.

Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings.

A work stoppage at one or more of our facilities could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows. Also, if one or more of our customers were to experience a work stoppage, that customer would likely halt or limit purchases of our products, which could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows.

We operate in and sell products to customers outside the U.S. and are subject to several risks related to doing business internationally.

Because we obtain a majority of our raw materials from overseas suppliers, actively participate in overseas manufacturing operations and sell to a large number of international customers, we face risks associated with the following:

•	changes in tariff regulations, which may make our products more costly to export or import;

•	changes in monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations;

•	Recessions or marked declines specific to a particular country or region;

•	the potential imposition of trade restrictions or prohibitions;

•	a U.S. federal tax code that discourages the repatriation of funds to the U.S.;

•	the potential imposition of import or other duties or taxes;

•	difficulties establishing and maintaining relationships with local original equipment manufacturers, distributors and dealers;

•	difficulty in staffing and managing geographically diverse operations; and

•	unstable governments or legal systems in countries in which our suppliers, manufacturing operations, and customers are located.

These and other risks may also increase the relative price of our products compared to those manufactured in other countries, thereby reducing the demand for our products in the markets in which we operate, which could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows.

In addition, we could be adversely affected by violations of the Foreign Corrupt Practices Act (the “FCPA”) and similar worldwide anti-bribery laws, as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures will always protect us from the improper acts committed by our employees or agents. If we are found to be liable for FCPA, export control or sanction violations, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows.

Failure of our products could result in a product recall.

The majority of our products are components of our customers’ products that are used in the automotive industry and other critical industrial applications. A failure of our components could lead to a product recall. If a recall were to happen as a result of our components failing, we could bear a substantial part of the cost of correction. In addition to the cost of fixing the parts affected by the component, a recall could result in the loss of a portion of or all of the customer’s business. A successful product recall claim requiring that we bear a substantial part of the cost of correction or the loss of a key customer could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows.

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

Our markets are highly competitive, and many of our competitors have significant advantages that could adversely affect our business.

We face substantial competition in the sale of electrical, medical and aerospace and defense products. In addition, the global markets for precision bearing components and precision metal and plastic components are highly competitive, with a majority of production represented by the captive production operations of large manufacturers. Captive manufacturers make components for internal use and for sale to third parties. All of the captive manufacturers, and many of our independent competitors, are significantly larger and have greater resources than we do. Our competitors are continuously exploring and implementing improvements in technology and manufacturing processes in order to improve product quality, and our ability to remain competitive will depend, among other things, on whether we are able to keep pace with such quality improvements in a cost effective manner. Due to this competitiveness, we may not be able to increase prices for our products to cover cost increases. In many cases we face pressure from our customers to reduce prices, which could adversely affect our business, prospects, financial condition, results of operations, or cash flows. In addition, our customers may choose to purchase products from one of our competitors rather than pay the prices we seek for our products, which could adversely affect our business, prospects, financial condition, results of operations, or cash flows.

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

Any loss of key personnel and the inability to attract and retain qualified employees could have a material adverse impact on our operations.

We are dependent on the continued services of key executives and personnel. The departure of our key personnel without adequate replacement could severely disrupt our business operations. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience to operate our businesses successfully. From time to time, there may be shortages of skilled labor, which may make it more difficult and expensive for us to attract and retain qualified employees. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

Risks Related to Legal and Regulatory Compliance

Environmental, health and safety laws and regulations impose substantial costs and limitations on our operations, environmental compliance may be more costly than we expect, and any adverse regulatory action may materially adversely affect our business.

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

Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. To date, we have committed significant expenditures in our efforts to achieve and maintain compliance with these requirements at our facilities, and we expect that we will continue to make significant expenditures related to such compliance in the future. From time to time, we may be subject to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged noncompliance with or liability under environmental, health and safety laws, property damage or personal injury. New laws and regulations, including those which may relate to emissions of greenhouse gases, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows.

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

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. We are also subject to periodic inspections by the FDA to determine compliance with the FDA’s requirements, including primarily the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, warning letters, or other forms of enforcement. Since 2009, the FDA has significantly increased its oversight of companies subject to its regulations, including medical device companies, by hiring new investigators and stepping up inspections of manufacturing facilities. The FDA has also significantly increased the number of warning letters issued to companies. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement or refund of such devices, refuse to grant pending pre-market approval applications or require certificates of foreign governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions on a company-wide basis, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products.

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

The United Kingdom held a referendum in June 2016 in which a majority voted for the United Kingdom’s withdrawal from the European Union. As a result of this vote, negotiations are expected to commence to determine the terms of the United Kingdom’s withdrawal from (“Brexit”) the European Union as well as its relationship with the European Union going forward, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit, and the perceptions as to its impact, may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets. The full effects of Brexit are uncertain and will depend on any agreements the United Kingdom may make to retain access to European Union markets. Lastly, as a result of the Brexit, other countries in the European Union may seek to conduct referenda with respect to their continuing membership with the European Union. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, prospects, financial condition, results of operations, or cash flows could be adversely affected by Brexit is uncertain.

Changes in legislation, regulation and government policy as a result of the 2016 U.S. presidential and congressional elections may have a material adverse effect on our business in the future.

The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers and suppliers. Legislative and regulatory proposals discussed during and after the election that could have a material direct or indirect impact on us include, but are not limited to, a disallowance of the deduction for net interest expense, a tax on existing unrepatriated foreign earnings, restrictions on imports and exports, modifications to international trade policy, including withdrawal from trade agreements, environmental regulation, changes to immigration policy, changes to health insurance legislation and the imposition of tariffs and other taxes on imports. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, prospects, financial condition, results of operations, or cash flows.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. As disclosed in Item 9A, management identified certain material weaknesses in our internal control over financial reporting. Because of these material weaknesses, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016. With the oversight of senior management and the audit committee, we have begun taking steps to remediate the underlying cause of these material weaknesses and improve the design of controls.

While we expect to take the measures necessary to address the underlying causes of these material weaknesses, we cannot at this time estimate how long it will take and our efforts may not prove to be successful in remediating these material weaknesses. While we have not incurred and do not expect to incur material expenses specifically related to the remediation of these material weaknesses, actual expenses may exceed our current estimates and overall costs of compiling the system and processing documentation necessary to assess the effectiveness of our internal control over financial reporting may be material.

If we are unable to successfully remediate these material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, and our stock price may decline materially as a result, all of which could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows.

Risks Related to Our Capitalization

Our indebtedness could adversely affect our business, prospects, financial condition, results of operations, or cash flows.

As of December 31, 2016, we had approximately $826 million of indebtedness outstanding, and had an additional $104.6 million available for borrowing under our debt agreements. Our high degree of leverage could have important consequences, including:

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

If any one of these events were to occur, our business, prospects, financial condition, results of operations, or cash flows could be materially and adversely affected. For more information regarding our indebtedness, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Despite our high indebtedness level, we will still be able to incur substantial additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our and our subsidiaries’ debt levels, the related risks that we now face could increase.

Our debt agreements contain restrictions that will limit our flexibility in operating our business.

Our debt agreements contain various incurrence covenants that limit our ability to engage in specified types of transactions. These incurrence covenants will limit our ability to, among other things:

•	incur additional indebtedness or issue certain preferred equity;

•	pay dividends on, repurchase, or make distributions in respect of our capital stock, prepay, redeem, or repurchase certain debt or make other restricted payments;

•	make certain investments and acquisitions;

•	create certain liens;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends to us;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	alter our existing businesses; and

•	enter into certain transactions with our affiliates.

In addition, the incurrence covenants in our debt agreements require us to meet specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under one or more of our debt agreements, and permit our lenders to cease making loans to us under our credit facilities. Furthermore, if we were unable to repay the amounts due and payable under our secured debt agreements, our secured lenders could proceed against the collateral granted to them to secure our borrowings. Such actions by the lenders could also cause cross defaults under our other debt agreements.

We may not be able to generate sufficient cash to service all of our indebtedness, and we may not be able to refinance our debt obligations as they mature.

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

As our debt obligations mature or if our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of our existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

We have international operations that are subject to foreign economic uncertainties and foreign currency fluctuation.

Approximately 34% of our revenues are denominated in foreign currencies, which may result in additional risk of fluctuating currency values and exchange rates and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits. In 2016, the U.S. dollar continued to strengthen compared to the euro, which adversely affected our revenue by $5.4 million. Further strengthening of the U.S. dollar may adversely affect our business, prospects, financial condition, results of operations, or cash flows.

The price of our common stock may be volatile.

The market price of our common stock could be subject to significant fluctuations and may decline. Among the factors that could affect our stock price are:

•	macro or micro-economic factors;

•	our operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as earnings per share, net income and revenues;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	loss of any member of our senior management team;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructuring;

•	sales of our common stock by stockholders;

•	general market conditions;

•	domestic and international economic, legal and regulatory factors unrelated to our performance;

•	loss of a major customer; and

•	the declaration and payment of a dividend.

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

Risks Related to Acquisitions and Divestitures

Acquisitions may constitute an important part of our future growth strategy.

Acquiring businesses that complement or expand our operations has been and may continue to be a key element of our business strategy. We cannot assure you that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future. In addition, we may borrow funds to acquire other businesses, increasing our interest expense and debt levels. Our inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on our business, financial position, results of operations and cash flows. Our borrowing agreements limit our ability to complete acquisitions without prior approval of our lenders.

We may not realize all of the anticipated benefits from acquired companies or any future strategic portfolio acquisition, or those benefits may take longer to realize than expected.

We may not realize all of the anticipated benefits from acquired companies or any future strategic portfolio acquisition, or those benefits may take longer to realize than expected. Achieving those benefits depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the acquired businesses into our existing businesses. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected. The difficulties of combining the operations of acquired companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in the integration of operations and systems, including, without limitation, the complexities associated with managing the expanded operations of a significantly larger and more complex company, addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the acquired companies;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the acquired businesses with our own;

•	the inability to implement effective internal controls, procedures and policies for acquired businesses as required by the Sarbanes-Oxley Act of 2002 within the time periods prescribed thereby;

•	the exposure to potential unknown liabilities and unforeseen increased expenses or delays associated with acquired businesses;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in attracting and retaining key personnel; and

•	the disruption of, or the loss of momentum in, ongoing operations or inconsistencies in standards, controls, procedures and policies.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, prospects, financial condition, results of operations, or cash flows.

Additionally, we incurred a significant amount of debt in connection with our acquisitions in the past few years. Finally, in relation to such acquisitions, we have significantly higher amounts of intangible assets, including goodwill. These intangible assets will be subject to impairment testing, and we could incur a significant impact to our financial statements in the form of an impairment if assumptions and expectations related to our acquisitions are not realized.

We have and will continue to incur expenses in relation to our acquisitions and the integration of our acquired companies.

We have and will continue to incur expenses in relation to our acquisitions and the integration of our acquired companies. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses may result in us taking charges against earnings, and the amount of any future charges are uncertain at present.

We may be unable to realize the anticipated cost or capital expenditure savings or may incur additional and/or unexpected costs in order to realize them.

There can be no assurance that we will be able to realize the anticipated cost or capital expenditure savings from our acquisitions in the anticipated amounts or within the anticipated timeframes or at all. We anticipate implementing a series of cost savings initiatives that we expect to result in recurring, annual run-rate cost savings. We expect to incur one-time, non-recurring costs to achieve such synergies, including certain costs during 2015 and 2016. These or any other cost or capital expenditure savings that we realize may differ materially from our estimates. We cannot provide assurances that these anticipated savings will be achieved or that our programs and improvements will be completed as anticipated or at all. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in revenues or through increases in other expenses.

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

Failure to realize the expected costs savings and operating synergies related to our acquisitions could result in increased costs and have an adverse effect on our business, prospects, financial condition, results of operations, or cash flows.

Our future results could suffer if we cannot effectively manage our expanded operations, which are significantly larger and more complex following our acquisitions.

As a result of our acquisitions over the past few years, the size and scope of our operations were significantly increased. Our future success depends, in part, upon our ability to manage the expanded operations, which will pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We may not have the expertise, experience and resources to pursue or successfully operate all of our businesses at once. The administration of our businesses requires implementation and oversight of appropriate operations, management, compliance and financial reporting systems and controls. We may experience difficulties in effectively implementing and overseeing these and other systems. Such implementation and initial oversight will require the focused attention of our management team, including a significant commitment of its time and resources. The need for management to focus on these matters could have a material and adverse impact on our revenues and operating results. There can be no assurance that we will be successful or that we will realize any operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from our acquisitions.

The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

Certain of the acquisition agreements from past acquisitions require the former owners to indemnify us against certain liabilities related to the operation of each of their companies before we acquired it. In most of these agreements, however, the liability of the former owners is limited in amount and duration and certain former owners may not be able to meet their indemnification responsibilities. These indemnification provisions may not fully protect us, and as a result we may face unexpected liabilities that adversely affect our profitability and financial position.

Our participation in joint ventures could expose us to additional risks from time to time.

We currently have a 49% investment in a Chinese joint venture and may participate in additional joint ventures from time to time. Our participation in joint ventures is subject to risks that may not be present with other methods of ownership, including:

•	our joint venture partners could have investment and financing goals that are not consistent with our objectives, including the timing, terms and strategies for any investments, and what levels of debt to incur or carry;

•	we could experience an impasse on certain decisions because we do not have sole decision-making authority, which could require us to expend additional resources on resolving such impasses or potential disputes, including litigation or arbitration;

•	our ability to transfer our interest in a joint venture to a third party may be restricted and the market for our interest may be limited;

•	our joint venture partners might become bankrupt, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner, which may require us to infuse our own capital into the venture on behalf of the partner despite other competing uses for such capital; and

•	our joint venture partners may have competing interests in our markets that could create conflict of interest issues.

Any divestitures and discontinued operations could negatively impact our business, and retained liabilities from businesses that we may sell could adversely affect our financial results.

As part of our portfolio management process, we review our operations for businesses which may no longer be aligned with our strategic initiatives and long-term objectives. Divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs, disputes with buyers or potential impairment charges. We may also dispose of a business at a price or on terms that are less than we had previously anticipated. After reaching an agreement with a buyer for the disposition of a business, we are also subject to satisfaction of pre-closing conditions, as well as necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing a transaction. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against contingent liabilities related to a businesses sold, such as lawsuits, tax liabilities, lease payments, product liability claims or environmental matters. Under these types of arrangements, performance by the divested businesses or other conditions outside of our control could affect future financial results.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The manufacturing plants for each of our segments are listed below. In addition, we lease an office building in Johnson City, Tennessee which serves as our corporate offices.

Precision Bearing Components Group

Manufacturing Operation	Country	Owned or Leased
Erwin Plant	U.S.A.	Owned
Kunshan Plant	China	Leased
Kysucke Plant	Slovakia	Owned
Mountain City Plant	U.S.A.	Owned
Pinerolo Plant	Italy	Owned
RFK Valjcici d. d. Konjic Plant	Bosnia	Owned
Veenendaal Plant	The Netherlands	Owned

Precision Engineered Products Group

Manufacturing Operation	Country	Owned or Leased
Algonquin Plant	U.S.A.	Owned
Attleboro Plant 1	U.S.A.	Owned
Attleboro Plant 2	U.S.A.	Owned & Leased
Attleboro Office	U.S.A.	Leased
Aurora Plant	U.S.A.	Leased
Bridgeport Plant	U.S.A.	Owned
Caprock Manufacturing Plant	U.S.A.	Owned
East Providence Plant	U.S.A.	Leased
Fairfield Plant	U.S.A.	Owned
Foshan City Plant	China	Leased
Franklin Plant	U.S.A.	Leased
Hingham Plant	U.S.A.	Leased
Lubbock Plant	U.S.A.	Owned
Medsorb Clean Room	Dominican Republic	Leased
Mexico City Plant	Mexico	Owned
North Attleboro Plant	U.S.A.	Owned
Palmer Plant	U.S.A.	Leased
Wallingford Plant	U.S.A.	Leased
Warsaw Plant	U.S.A.	Leased

Autocam Precision Components Group

Manufacturing Operation	Country	Owned or Leased
Autocam Boutuva Plant	Brazil	Leased
Autocam China Plant	China	Leased
Autocam Dowagiac Plant	U.S.A.	Owned
Autocam Kentwood Plant 1	U.S.A.	Leased
Autocam Kentwood Plant 2	U.S.A.	Leased
Autocam Marshall Plant 1	U.S.A.	Leased
Autocam Marshall Plant 2	U.S.A.	Leased
Autocam Poland Plant	Poland	Owned
Autocam Sao Joao da Boa Plant 1	Brazil	Leased
Autocam Sao Joao da Boa Plant 2	Brazil	Leased
Bouverat Industries Plant	France	Owned
V-S Products Juarez Plant	Mexico	Leased
V-S Products Wheeling Plant	U.S.A.	Leased
Wellington Plant 1	U.S.A.	Leased
Wellington Plant 2	U.S.A.	Leased

Joint Venture

Manufacturing Operation	Country	Owned or Leased
Wuxi Weifu Autocam Precision Machinery Company, Ltd. Facility Plant	China	N/A

For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 3.	Legal Proceedings

All legal proceedings are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes. The procedures performed include reviewing attorney and plaintiff correspondence, reviewing any filings made and discussing the facts of the case with local management and legal counsel. We have not recognized any loss contingencies at December 31, 2016 and 2015.

Item 4.	Mine Safety Disclosures

Not applicable

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market LLC (“NASDAQ”) under the trading symbol “NNBR.” As of March 1, 2017, there were approximately 6,686 beneficial owners of record of our common stock and the closing per share stock price as reported by NASDAQ was $20.70.

The following table sets forth the high and low closing sales prices of the common stock, as reported by NASDAQ for our two most recent fiscal years.

	Close Price
	High	Low
2016
First Quarter	$14.90	$10.58
Second Quarter	19.16	12.77
Third Quarter	18.81	13.48
Fourth Quarter	20.21	13.65

2015
First Quarter	$28.18	$19.49
Second Quarter	29.86	22.50
Third Quarter	26.97	18.29
Fourth Quarter	19.54	12.92

The following graph and table below compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of: (i) the Value Line Machinery Index (“Machinery Index”); (ii) the Standard & Poors 500 Stock Index; (iii) the Standard & Poors SmallCap 600; and (iv) a customized peer group, for the period from December 31, 2011 to December 31, 2016. The Machinery Index is an industry index comprised of 80 companies engaged in manufacturing of machinery and machine parts, a list of which may be obtained by writing to NN, Inc., Attention: Secretary, 207 Mockingbird Lane, Johnson City, Tennessee 37604. The customized peer group consists of the following companies, which we believe are in similar lines of business: Actuant Corporation, Altra Industrial Motion Corp., Ametek Inc., CIRCOR International, Inc., Colfax Corporation, Crane, Kaman Corporation, Park-Ohio Holdings Corp. and Worthington Industries, Inc. (collectively, the “Peer Group”). The following graph and table assumes that a $100 investment was made at the close of trading on December 31, 2011 in our common stock and in the Machinery Index, the Standard & Poors 500 Stock Index, the Standard & Poors SmallCap 600 and the Peer Group. We cannot assure you that the performance of our common stock will continue in the future with the same or similar trend depicted on the graph.

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

(Performance results through 12/31/16)

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

2016	Dividend
First Quarter	$0.07
Second Quarter	$0.07
Third Quarter	$0.07
Fourth Quarter	$0.07

2015	Dividend
First Quarter	$0.07
Second Quarter	$0.07
Third Quarter	$0.07
Fourth Quarter	$0.07

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

	Year ended December 31,
	2016	2015	2014	2013	2012
Statement of Income Data:
Net sales	$833,488	$667,280	$488,601	$373,206	$370,084
Cost of products sold (exclusive of depreciation shown separately below)	621,022	525,993	384,889	295,136	294,859
Selling, general and administrative	80,266	51,745	43,756	33,281	31,561
Acquisition related costs excluded from selling, general and administrative	—	11,682	9,248	—	—
Depreciation and amortization	62,488	44,482	22,146	16,957	17,643
(Gain) loss on disposal of assets	288	(687)	—	5	(17)
Restructuring and integration	10,024	7,268	875	—	967

Income from operations	59,400	26,797	27,687	27,827	25,071
Interest expense	63,154	29,899	10,895	2,374	3,878
Write-off of unamortized debt issuance cost	3,089	18,673	1,398	—	—
Derivative payments on interest rate swap	609	—	—	—	—
Derivative losses on change in interest rate swap fair value	2,448	—	—	—	—
Other (income) expense, net	(2,591)	1,175	2,222	275	852

Income before provision (benefit) for income taxes	(7,309)	(22,950)	13,172	25,178	20,341
Provision (benefit) for income taxes	(9,313)	(10,518)	5,786	8,000	(3,927)
Share of net income from joint venture	5,938	5,001	831	—	—

Net income (loss)	$7,942	$(7,431)	$8,217	$17,178	$24,268

Basic income per share:
Net income (loss)	$0.29	$(0.35)	$0.46	$1.00	$1.43

Diluted income per share:
Net income (loss)	$0.29	$(0.35)	$0.45	$1.00	$1.42

Dividends paid	$0.28	$0.28	$0.28	$0.18	$—

Weighted average number of shares outstanding—Basic	27,016	21,181	17,887	17,176	17,009

Weighted average number of shares outstanding – Diluted	27,154	21,181	18,253	17,260	17,114

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Current assets	$280,555	$280,181	$242,799	$125,674	$127,296
Current liabilities	138,616	133,351	137,598	69,384	58,758
Total assets	1,360,386	1,380,567	712,713	262,402	265,343
Long-term debt	785,713	795,400	328,026	26,000	63,715
Stockholders’ equity	315,199	313,881	173,699	152,760	128,560

The year ended December 31, 2016 reflects fully all the acquisition activity from 2015 and 2014. Line items such as Selling, general and administrative costs, Depreciation and amortization, Restructuring and impairment charges, excluding goodwill impairment, and Interest expense all increased because of increased basis in assets and higher debt and employee levels. There were no acquisitions made during 2016.

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

On October 19, 2015, concurrent with the PEP Acquisition, we: (i) entered into a new senior secured term loan credit facility in the amount of up to $525.0 million (with a $100.0 million accordion feature) and a seven year maturity (as amended, supplemented and/or restated from time to time, the “Term Loan Credit Facility”); (ii) entered into a new senior secured revolving credit facility in the amount of up to $100.0 million with a five year maturity (as amended, supplement and/or restated from time to time, the “Senior Secured Revolving Credit Facility”, and together with the Term Loan Credit Facility, the “Senior Credit Facilities”); and (iii) issued $300.0 million of 10.25% senior notes due 2020 (the “Senior Notes”). Proceeds from the Term Loan Credit Facility and the Senior Notes were used to finance the purchase price of the PEP Acquisition and pay down debt. The Senior Credit Facilities replaced our existing credit facilities. On November 9, 2015, an incremental term loan of $50.0 million was drawn on the Term Loan Credit Facility, and the proceeds were used to repurchase approximately $50.0 million of the Senior Notes. On September 30, 2016, we amended and restated the Senior Credit Facilities, which lowered the interest rate and rate floor on the Company’s Senior Secured Term Loan B (the “Term Loan B”). The new applicable rate for the Term Loan B is London Inter Bank Offering Rate (“LIBOR”), subject to a 0.75% rate floor, plus 4.25%, which in combination is 75 basis points lower (or 0.75%) than the previous rate. Concurrent with the amended and restated Term Loan B, the Senior Secured Revolving Credit Facility was upsized from $100 million to $133 million. Proceeds were drawn under the Senior Secured Revolving Credit Facility to pay down debt under the Term Loan B, reducing the debt under the Term Loan B to $545 million. During October 2016, an incremental amendment was executed increasing the $133 million Senior Secured Revolving Credit Facility to $143 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 of the Notes to Consolidated Financial Statements for more information. Additional details regarding the financing of the PEP Acquisition may be found in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2015.

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

Overview and Management Focus

Our strategy and management focus is based upon the following long-term objectives

•	Organic and acquisitive growth within all our segments;

•	Sales growth in adjacent markets;

•	Sales growth through acquisitions; and

•	Global expansion of our manufacturing base to better address the global requirements of our customers.

Management generally focuses on these trends and relevant market indicators

•	Global industrial growth and economics;

•	Global automotive production rates;

•	Costs subject to the global inflationary environment, including, but not limited to:

•	Raw material;

•	Wages and benefits, including health care costs;

•	Regulatory compliance; and

•	Energy;

•	Trends related to the geographic migration of competitive manufacturing;

•	Regulatory environment for United States public companies and manufacturing companies;

•	Currency and exchange rate movements and trends; and

•	Interest rate levels and expectations.

Management generally focuses on the following key indicators of operating performance

•	Sales growth;

•	Cost of products sold;

•	Selling, general and administrative expense;

•	Earnings before interest, taxes, depreciation and amortization;

•	Income from operations and adjusted income from operations;

•	Net income and adjusted net income;

•	Cash flow from operations and capital spending;

•	Customer service reliability;

•	External and internal quality indicators; and

•	Employee development.

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

Generally accepted accounting principles in the U.S. (“GAAP”) prescribes a quantitative two-step process of testing for goodwill impairments. The first step is to determine if the carrying value of the reporting unit with goodwill is less than the related fair value of the reporting unit. We considered three main approaches to value (cost, market and income) the fair value of the reporting unit and market based multiples of earning and sales methods obtained from a grouping of comparable publicly trading companies. We believe this methodology of valuation is consistent with how market participants would value reporting units. The discount rate and market based multiples used are specifically developed for the units tested regarding the level of risk and end markets served. Even though we do use other observable inputs (Level 2 inputs under the GAAP hierarchy), the calculation of fair value for goodwill would be most consistent with Level 3 under the GAAP hierarchy. We conducted tests for goodwill impairment for the years ended December 31, 2016 and 2015 and concluded no impairment of goodwill had occurred.

As of fourth quarter testing, the PEP Acquisition (the “PEP reporting unit”) had an estimated fair value that exceeded the carrying value including goodwill by 4 percent. As of December 31, 2016, goodwill of $368.3 million is allocated to the PEP reporting unit. Cash flows from the PEP reporting unit are susceptible to changes in demand due to cyclicality and timing of customer project completions primarily in the electrical and medical markets. Weakened demand in these markets could decrease the estimated fair value of the PEP reporting unit. Two of the most critical assumptions used in the calculation of the fair value of the PEP reporting unit are the target market long-term growth rate and the discount rate. Although management believes its estimate of fair value is reasonable, if the PEP reporting unit’s financial performance falls below expectation or there are negative revisions to key assumptions, the Company may be required to recognize an impairment charge.

If the carrying value of the reporting unit, including goodwill, is less than fair value of the reporting unit, the goodwill is not considered impaired. If the carrying value is greater than fair value, then the potential for impairment of goodwill exists. The potential impairment is determined by allocating the fair value of the reporting unit among the assets and liabilities based on a purchase price allocation methodology as if the reporting unit was acquired in a business combination. The fair value of the goodwill is implied from this allocation and compared to the carrying value with an impairment loss recognized if the carrying value is greater than the implied fair value.

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

We did not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of our investments in foreign subsidiaries to the extent the foreign earnings meet the indefinite reversal criteria. As of the year ended December 31, 2016, we consider the unremitted foreign earnings of our foreign subsidiaries to be reinvested indefinitely. We base this assertion on two factors. First, our intention to invest in foreign countries that are strategically important to our Precision Bearing Components Group, Autocam Precision Components Group and customers. With the acquisitions completed in 2015 and 2014, we have expanded our domestic and international base of operations adding subsidiaries in Mexico and China, which will require more foreign investment. Second, we have sufficient access to funds in the U.S. through projected free cash flows and the availability of our credit facilities to fund currently anticipated domestic operational and investment needs. As such, we do not expect unrepatriated foreign earnings to become subject to U.S. taxation.

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

Results of Operations

During the year ended December 31, 2014, we completed the acquisition of four companies: V-S, RFK, Chelsea and Autocam. The acquisitions of V-S, RFK, Chelsea and Autocam occurred on January 20, 2014, June 20, 2014, July 15, 2014 and August 29, 2014, respectively. As such, only eleven, six, five, and four months of operations were included in the year ended December 31, 2014 with respect to V-S, RFK, Chelsea and Autocam, respectively. During the year ended December 31, 2015, we completed the acquisition of two companies: Caprock and PEP. We acquired Caprock on May 29, 2015 and PEP on October 19, 2015. As such, seven and two months of operations were included in the year ended December 31, 2015 with respect to Caprock and PEP. In an effort to enhance the comparability of the current and prior year periods, we have aggregated into “acquisitions” within each financial line item comparison for the years ended December 31, 2016, 2015 and 2014 that were not included in the comparative prior year period. The remaining changes related to our legacy business.

Devaluation of the Euro against the U.S. Dollar

The euro devalued against the U.S. dollar beginning in the latter part of the third quarter of 2014 and accelerated during the fourth quarter of 2014 and into the first quarter of 2015. During these periods, the euro to U.S. dollar dropped from approximately $1.36 in June 2014 to $1.08 in March 2015, representing an approximate 21% decline in value. The exchange rate ranged between $1.08 and $1.12 for the remainder of the 2015. The exchange rates ranged between $1.05 and $1.09 during 2016, with $1.05 being the exchange rate at December 31, 2016. The devaluation of the euro significantly impacted the translation of our euro denominated sales and costs when comparing year over year activity. The euro translation impact, and the translation impact of other currencies, is highlighted below in the overall results as “foreign exchange effects”. In addition to translation effects, the devaluation of the euro impacted the value of certain intercompany loan receivables denominated in euros.

The following table shows fluctuations in exchange rates in 2016, 2015 and 2014.

The following table sets forth for the periods indicated selected financial data and the percentage of our net sales represented by each income statement line item presented.

As a Percentage of Net Sales

For the Year Ended December 31,

	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of products sold (exclusive of depreciation and amortization shown separately below)	74.5%	78.8%	78.8%
Selling, general and administrative	9.6%	7.8%	9.0%
Acquisition related costs excluded from selling, general and administrative	0.0%	1.8%	1.9%
Depreciation and amortization	7.5%	6.7%	4.5%
(Gain) loss on disposal of assets	0.0%	-0.1%	0.0%
Restructuring and impairment charges	1.2%	1.1%	0.2%

Income from operations	7.1%	4.0%	5.7%
Interest expense	7.6%	4.5%	2.2%
Write-off of unamortized debt issuance cost	0.4%	2.8%	0.3%
Derivative payments (receipts) on interest rate swap	0.1%	0.0%	0.0%
Derivative (gains) losses on change in interest rate swap fair value	0.3%	0.0%	0.0%
Other expense, net	-0.3%	0.2%	0.5%

Income before provision (benefit) for income taxes and share of net income from joint venture	-0.9%	-3.4%	2.7%
Provision (benefit) for income taxes	-1.1%	-1.6%	1.2%
Share of net income (loss) from joint venture, net of tax	0.7%	0.7%	0.2%

Net income (loss)	1.0%	-1.1%	1.7%

Sales Concentration

Sales to various U.S. and foreign divisions of SKF, one of the largest bearing manufacturers in the world, accounted for approximately 13% of consolidated net sales in 2016. During 2016, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 48% of our consolidated net sales. None of our other customers individually accounted for more than 10% of our consolidated net sales for 2016. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and have a corresponding negative impact on our operating profit margin due to the operational leverage these customers provide. This could lead to sales volumes not being high enough to cover our current cost structure or to provide adequate operating cash flows or cause us to incur additional restructuring and/or impairment costs. Due to a limit on the amount of excess bearing component production capacity in the markets we serve, we believe it would be difficult for any of our top ten customers to take a significant portion of our business away in the short term.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015.

The year ended December 31, 2016 was significantly impacted by certain costs related to past acquisitions and higher debt levels. The net of tax impact of these costs was $31.5 million. The following is a summary of these costs:

$30,919	Intangible asset amortization cost related to a acquisition activities and deferred financing costs
10,024	Reorganization and impairment charges
4,651	Acquisition and integration costs
3,785	Write-off of interest rate swap
3,089	Write-off of unamortized debt issuance costs
(1,219)	Foreign exchange loss on inter-company charges
(19,773)	Tax effect of identified items

$31,476	Total

OVERALL RESULTS

	Consolidated NN, Inc. Year ended December 31,
	2016	2015	Change
Net sales	$833,488	$667,280	$166,208
Acquisitions				192,182
Foreign exchange effects				(5,377)
Sale of a plant				(8,173)
Volume				1,214
Price/material inflation pass-through/mix				(13,638)
Cost of products sold (exclusive of depreciation and amortization shown separately below)	621,022	525,993	95,029
Acquisitions				119,157
Foreign exchange effects				(4,186)
Sale of a plant				(6,375)
Volume				(1,255)
Cost reduction projects				(12,312)
Selling, general and administrative	80,266	51,745	28,521
Acquisitions				15,514
Foreign exchange effects				(352)
Integration related costs				2,984
Infrastructure and staffing costs				10,375
Acquisition related costs excluded from selling, general and administrative	—	11,682	(11,682)
Depreciation and amortization	62,488	44,482	18,006
Acquisitions				16,979
Foreign exchange effects				(328)
Increase in expense				1,355
Restructuring and impairment charges	10,024	7,268	2,756
(Gain)/Loss on disposal of assets	288	(687)	975

Income from operations	59,400	26,797	32,603
Interest expense	63,154	29,899	33,255
Write-off of unamortized debt issuance cost	3,089	18,673	(15,584)
Derivative payments (receipts) on interest rate swap	609	—	609
Derivative (gains) losses on change in interest rate swap fair value	2,448	—	2,448
Other (income) expense, net	(2,591)	1,175	(3,766)

Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	(7,309)	(22,950)	15,641
Provision (benefit) expense for income taxes	(9,313)	(10,518)	1,205
Share of net income from joint venture	5,938	5,001	937

Net income	$7,942	$(7,431)	$15,373

Net Sales. Net sales increased during 2016 compared to 2015 primarily due to sales from PEP business that was acquired in the fourth quarter of 2015. Partially offsetting these increases were both the sale of the Delta Rubber plant in November 2015 and the impact of devaluation of the euro and other currency denominated sales, as discussed above. Additionally, we had lower sales prices and changes in product mix, offset by volumes. The reduction in value relates to global industrial weakness partially offset by growth in the markets we serve.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). The increase in cost of products sold was primarily due to the addition of production costs from the acquired PEP business, as discussed above. Partially offsetting these increases was the impact of the devaluation of the euro and other currency denominated costs, as discussed above. Additionally, the decrease was incurred due to savings from cost reduction projects partially offset by changes in price, product mix, and material inflation pass-through.

Selling, General and Administrative. Much of the increase during 2016 was due to the selling, general and administrative costs from the acquired PEP business. Additionally, administrative costs were incurred for infrastructure and staffing costs related to our strategic initiatives.

Acquisition related costs excluded from selling, general and administrative. Acquisition related costs are third party legal, accounting, valuation consulting and investment banking advisory fees incurred directly related to the PEP Acquisition and the Caprock acquisition in 2015.

Depreciation and Amortization. The increase in 2016 was primarily due to depreciation and amortization from the acquired PEP business. This additional depreciation and amortization includes the related step-ups of certain property, plant and equipment to fair value and the addition of intangible assets principally for customer relationships and trade names related to the purchase price allocation of the new acquisitions.

Interest expense. Interest expense increased in 2016 from the interest on the debt we undertook to complete the PEP Acquisition and the Caprock acquisition.

Write-off of unamortized debt issuance costs. Write-off of debt issuance costs was incurred due to the refinancing of debt in both 2016 and 2015.

Share of net income from joint venture. Net income from our joint venture primarily increased due to increased sales, which were up $10 million between the years. Their primary customer is Bosch, and Bosch continues to gain market share and we continue to win new business from them.

Provision for Income Taxes. From a dollar standpoint, the provision for both periods was a Benefit of $9.3 million and $10.5 million for the years ended December 31, 2016 and 2015, respectively. However, from a percentage basis, the effective tax rate in 2016 was much greater due to the proportionate share of income was from the foreign entities and the utilization of net operating losses in U.S.

RESULTS BY SEGMENT

PRECISION BEARING COMPONENTS GROUP

	Year ended December 31,
	2016	2015	Change
Net sales	$248,534	$261,837	$(13,303)
Foreign exchange effects				(2,287)
Volume				(5,795)
Price/material inflation pass-through/mix				(5,221)
Income from operations	$22,985	$26,310	$(3,325)

Net sales decreased during 2016 compared to 2015 principally due to devaluation of the Euro and other currencies, lower volumes and changes to product mix. The lower volumes were primarily due to global industrial market weakness partially offset by growth in automotive markets.

The decrease in income from operations was consistent with the decrease in net sales, and an increase in restructuring charges related to personnel reductions of $4.4 million.

PRECISION ENGINEERED PRODUCTS GROUP

	Year ended December 31,
	2016	2015	Change
Net sales	$258,816	$77,183	$181,633
Acquisition				174,176
Sale of a plant				(2,298)
Price/material inflation pass-through/mix				9,755
Income from operations	$34,744	$(3,718)	$38,462

The increase in net sales and income from operations was due primarily to the acquisition of PEP and the sale of Delta Rubber in the fourth quarter of 2015.

AUTOCAM PRECISION COMPONENTS GROUP

	Year ended December 31,
	2016	2015	Change
Net sales	$326,138	$328,260	$(2,122)
Volume				6,995
Foreign exchange effects				(3,090)
Price/material inflation pass-through/mix				(6,027)
Income from operations	$29,516	$31,700	$(2,184)

The decrease in net sales in 2016 was due to the devaluation of the Brazilian real and changes to the product mix, partially offset by the increase in volume. The growth in volume was within CAFE Technologies within automotive.

The decrease in income from operations was consistent with the decrease in net sales and due to restructuring charges in 2016 related to our Wheeling plant closure of $4.3 million.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014.

The year ended December 31, 2015 was significantly impacted by certain costs related to the PEP Acquisition and, to a lesser extent, the Caprock acquisition. The net of tax impact of these costs was $43.2 million. The following is a summary of these costs:

$11,682	Third party legal, accounting, valuation consulting and investment banking advisory fees, which are reported in acquisition related costs excluded from selling, general and administrative
4,300	Inventory purchase price adjustment related to the PEP Acquisition reported in cost of products sold
5,202	Intangible asset amortization cost related to a backlog purchase price adjustment reported in depreciation and amortization
18,673	Debt issuance costs related to credit facilities refinanced as part of the PEP Acquisition, reported as write-off of debt issuance costs
3,368	Integration costs related to acquisitions reported in cost of products sold
(15,129)	Tax effect of identified items

$28,096	Total

OVERALL RESULTS

	Consolidated NN, Inc.
	Year ended December 31,
	2015	2014	Change
Net sales	$667,280	$488,601	$178,679
Acquisitions				212,463
Foreign exchange effects				(39,086)
Volume				10,159
Price/material infation pass-through/mix				(4,857)
Cost of products sold (exclusive of depreciation and amortization shown separately below)	525,993	384,889	141,104
Acquisitions				163,482
Foreign exchange effects				(33,673)
Volume				7,631
Price/material infation pass-through/mix				(3,861)
Acquisition integration costs and inventory step-up				7,525
Selling, general and administrative	51,745	43,756	7,989
Acquisitions				12,455
Foreign exchange effects				(2,408)
Other				(2,058)
Acquisition related costs excluded from selling, general and administrative	11,682	9,248	2,434
Depreciation and amortization	44,482	22,146	22,336
Acquisitions				22,430
Foreign exchange effects				(1,283)
Increase in expense				1,189
Restructuring and impairment charges	7,268	875	6,393
(Gain)/Loss on disposal of assets	(687)	—	(687)

Income from operations	26,797	27,687	(890)
Interest expense	29,899	10,895	19,004
Write-off of unamortized debt issuance cost	18,673	1,398	17,275
Other (income) expense, net	1,175	2,222	(1,047)

Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	(22,950)	13,172	(36,122)
Provision (benefit) expense for income taxes	(10,518)	5,786	(16,304)
Share of net income from joint venture	5,001	831	4,170

Net income	$(7,431)	$8,217	$(15,648)

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

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). Cost of products sold was primarily impacted by the addition of production costs added with the 2015 and 2014 acquisitions, as discussed above. Additionally, the total was impacted by increased production costs at those units that experienced higher sales volumes, as discussed above. Finally, we incurred $7.5 million of costs directly related to acquisitions and integrations and specifically $4.3 million related to a step-up in value of inventory of an acquired company and $3.3 million related to integration costs. Partially offsetting these increases was the impact of devaluation of the euro on euro denominated costs, as discussed above.

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

RESULTS BY SEGMENT

PRECISION BEARING COMPONENTS GROUP

	Year ended December 31,
	2015	2014	Change
Net sales	$261,837	$278,026	$(16,189)
Foreign exchange effects				(33,914)
Acquisition				7,753
Volume				11,501
Price/material infation pass-through/mix				(1,529)
Income from operations	$26,310	$31,872	$(5,562)

Net sales decreased from 2014 to 2015 principally due to the impact of devaluation of the euro on euro denominated sales, as discussed above. Partially offsetting the unfavorable foreign exchange effects was greater demand for our products in the North American, Asian and European automotive and general industrial markets. This greater demand was from market share gains with our customers and from winning business with new customers. Additionally, sales increased with the addition of the companies the segment acquired subsequent to the first half of 2014.

Segment income from operations was unfavorably impacted by $3.3 million due to the depreciation in value of Euro denominated income from operations relative to the U.S. Dollar. Additionally, the segment incurred $1.8 million in restructuring costs related to reduce headcount at certain European plants.

PRECISION ENGINEERED PRODUCTS GROUP

	Year ended December 31,
	2015	2014	Change
Net sales	$77,183	$33,351	$43,832
Acquisition				44,742
Price/material infation pass-through/mix				(910)
Income from operations	$(3,718)	$1,231	$(4,949)

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

AUTOCAM PRECISION COMPONENTS GROUP

	Year ended December 31,
	2015	2014	Change
Net sales	$328,260	$177,224	$151,036
Acquisition				159,168
Volume				(1,383)
Foreign exchange effects				(5,172)
Price/material inflation pass-through/mix				(1,577)
Income from operations	$31,700	$15,732	$15,968

The increased sales from 2014 to 2015 were due to sales added with the acquisition during 2014. The increase in income from operations was primarily from the companies acquired in 2014 partially offset by $2.6 million in restructuring costs related to the Wheeling Plant closure.

Changes in Financial Condition from December 31, 2015 to December 31, 2016.

From December 31, 2015 to December 31, 2016, our total assets decreased by $20.2 million and our current assets increased by $0.4 million. The majority of the decrease was due to $26.2 million amortization of intangible assets and a $7.4 reclassification of deferred tax assets to non-current deferred tax assets. Offsetting the decrease is $16.5 million increase in accounts receivable, net, due to increased sales volume. Foreign exchange translation impacted the balance sheet in comparing changes in account balances from December 31, 2015 to December 31, 2016 by decreasing total assets $5.0 million and current assets $3.9 million.

From December 31, 2016 to December 31, 2015, our total liabilities decreased $21.5 million. The majority of the decrease was from the utilization of deferred tax and payment on current tax, amortization of debt issuance costs and payments on long term debt.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $141.9 million at December 31, 2016 and $146.8 for 2015. It remained relative consistent with the increase in accounts receivable and payment of taxes, offset by reductions in accounts payable and reclassification of deferred taxes.

Cash provided by operations was $69.3 million in 2016 compared with cash provided by operations of $33.3 million in 2015. The difference was a full year of results of operations from late 2015 acquisitions, offset by higher interest costs incurred servicing the debt for the acquisitions. Cash flow provided by operations was $33.3 million for 2015 compared with $30.7 million for 2014. The difference was increased results of operations, offset by higher interest costs incurred servicing the debt for the acquisitions

Cash used by investing activities was $41.3 million in 2016 compared with cash used by investing activities of $665.8 million in 2015. The decrease was due to no acquisitions made in 2016 and capital expenditures were within planned amounts. Cash used by investing activities was $665.8 million in 2015 compared with cash used by investing activities of $281.6 million in 2014. The difference was primarily due to the $628.2 million in cash paid to acquire PEP and Caprock, net of cash received.

Cash used in financing activities was $24.3 million for 2016 compared with cash provided by financing activities of $611.9 million in 2015. The difference was primarily related obtaining financing for 2015 acquisitions compared to a year of debt repayments in 2016. Cash provided by financing activities was $611.9 million in 2015, compared with cash used by financing activities of $287.0 million in 2014. The difference was primarily related to using debt to fund the PEP Acquisition and the offering of our common stock.

Liquidity and Capital Resources

Amounts outstanding under our Term Loan Credit Facility, Senior Notes, and Senior Secured Revolving Credit Facility as of December 31, 2016 were $821.5 million (without regard to debt issuance costs). As of December 31, 2016, we could borrow up to $104.6 million under our Senior Secured Revolving Credit Facility subject to certain limitations. The $104.6 million of availability is net of $10.4 million of outstanding letters of credit at December 31, 2016, which are considered as usage of the Senior Secured Revolving Credit Facility.

Our Term Loan B requires us to pay quarterly 0.25% (or $1.4 million) of the initial principal amount through September 30, 2022 with the remaining principal amount due on the maturity date. Additionally, as long as LIBOR stays below 0.75%, we will be paying 5.00% per annum in interest. If the LIBOR exceeds 0.75%, then the rate will be the variable LIBOR rate plus an applicable margin of 4.25%.

Based on the outstanding balance at December 31, 2016, the annual interest payments would have been $27.3 million.

Our Senior Notes require us to pay annual interest of 10.25% payable semi-annually in arrears on May 1 and November 1 of each year. Based on the outstanding balance at December 31, 2016, the annual interest payments would have been $25.6 million.

Our Senior Secured Revolving Credit Facility requires us to pay interest rate of LIBOR plus an applicable margin of 3.50%. Based on the outstanding balance at December 31, 2016, the annual interest payments would have been $1.1 million.

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

Certain of our businesses experience seasonal and other trends related to the industries and end markets that they serve. However, as a whole, we are not subject to material seasonality.

We invoice and receive payment from many of our customers in euros as well as other currencies. Additionally, we are party to various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. As a result of these sales, loans, payables and receivables, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of December 31, 2016, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

For the next twelve months, we expect capital expenditures to remain relatively consistent, the majority of which relate to new or expanded business. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our capital expenditures and working capital needs through this period. We base this assertion on our current availability for borrowing of up to $104.6 million and our forecasted positive cash flow from operations for the next twelve months.

The table below sets forth our contractual obligations and commercial commitments as of December 31, 2016:

	Payments Due by Period
Certain Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt including current portion	$825,090	$12,751	$11,936	$285,591	$514,812
Expected interest payments	254,908	54,030	106,632	73,571	20,675
Operating leases	31,272	7,824	12,615	7,684	3,149
Capital leases	9,024	3,955	4,201	868	—

Total contractual cash obligations	$1,120,294	$78,560	$135,384	$367,714	$538,636

There are $4.7 million of long-term post-employment benefits, the payment of which depends on various factors including the date of the employee’s termination. Based on the best available information, we believe the vast majority of these payments will be made after 5 years.

We have approximately $5.8 million in unrecognized tax benefits and related penalties and interest accrued within the liabilities section of our balance sheet. We are unsure when or if at all these amounts might be paid to U.S. and/or foreign taxing authorities. Accordingly, these amounts have been excluded from the table above. (See Note 13 of the Notes to the Consolidated Financial Statements).

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

Seasonality and Fluctuation in Quarterly Results

General economic conditions impact our business and financial results, and certain of our businesses experience seasonal and other trends related to the industries and end markets that they serve. For example, European sales are often weaker in the summer months, medical device sales are often stronger in the fourth calendar quarter and sales to OEMs are often stronger immediately preceding and following the launch of new products. However, as a whole, we are not subject to material seasonality. For information concerning our quarterly results of operations for the years ended December 31, 2016 and 2015, see Note 17 of the Notes to the Consolidated Financial Statements.

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

We are exposed to changes in financial market conditions in the normal course of our business due to our outstanding debt balances as well as from transacting in various foreign currencies. To mitigate our exposure to these market risks, we have established policies, procedures and internal processes governing our management of financial market risks. We are exposed to changes in interest rates primarily as a result of our borrowing activities. At December 31, 2016, we had $571.6 million outstanding under the variable rate credit facilities and $250.0 million outstanding under the fixed rate 10.25% Senior Notes. At December 31, 2016, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings would result in interest expense increasing annually by approximately $5.7 million.

Our policy is to manage interest expense using a mix of fixed and variable rate debt. As such, we entered into a $150.0 million interest rate swap on December 16, 2014 that went into effect on December 29, 2015 and fixed our interest rate at 6.966%. As of December 31, 2016 and as a result of post-amendments to the derivative, our interest rate is now fixed at 6.466% through December 31, 2018. The nature and amount of our borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our Precision Bearing Components Group invoices and receives payment in currencies other than the U.S. dollar including the euro. Additionally, we participate in various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past and have, from time to time, used foreign currency hedges to hedge currency exposures when these exposures meet certain discretionary levels. We did not use any currency hedges in 2016, nor did we hold a position in any foreign currency hedging instruments as of December 31, 2016.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NN, Inc.

In our opinion, based on our audits and the report of other auditors with respect to the consolidated financial statements as of and for the year ended December 31, 2016, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of NN, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to the Company not maintaining an effective control environment due to a lack of a sufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with the Company’s financial reporting requirements. The material weakness in the control environment contributed to the following material weaknesses: the Company did not design and maintain effective internal control over (i) the accounting for business combinations, including (a) allocating goodwill to its international businesses and (b) deferred income taxes recorded in connection with business combinations, and (ii) the accounting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Wuxi Weifu Autocam Precision Machinery Co. Ltd, a 49% equity investment of the Company, as of and for the year ended December 31, 2016, which is reflected in the consolidated financial statements of the Company as an investment in joint venture of $40,694,000 as of December 31, 2016 and share of net income from joint venture of $6,427,000 for the year ended December 31, 2016. Those financial statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Wuxi Weifu Autocam Precision Machinery Co. Ltd as of and for the year ended December 31, 2016, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for inventory and the manner in which it classifies deferred income taxes in 2016.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 16, 2017

NN, Inc.

Consolidated Balance Sheets

December 31, 2016 and 2015

(In thousands, except per share data)

(in thousands, except per share data)
	2016	2015
Assets
Current assets:
Cash	$14,405	$15,087
Accounts receivable, net	139,547	123,005
Inventories	114,851	119,836
Income tax receivable	—	3,989
Current deferred tax assets	—	6,696
Other current assets	11,752	11,568

Total current assets	280,555	280,181
Property, plant and equipment, net	322,953	318,968
Goodwill, net	450,311	449,898
Intangible assets, net	255,981	282,169
Non-current deferred tax assets	—	742
Investment in joint venture	40,694	38,462
Other non-current assets	9,892	10,147

Total assets	$1,360,386	$1,380,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,719	$69,101
Accrued salaries, wages and benefits	24,996	21,125
Income taxes payable	2,125	5,350
Current maturities of long-term debt	12,751	11,714
Current portion of obligation under capital lease	3,762	4,786
Other current liabilities	19,263	21,275

Total current liabilities	138,616	133,351
Non-current deferred tax liabilities	99,591	117,459
Long-term debt, net of current portion	785,713	795,400
Accrued post-employment benefits	5,765	6,157
Obligation under capital lease, net of current portion	5,851	9,573
Other	9,651	4,746

Total liabilities	1,045,187	1,066,686
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Common stock—$0.01 par value, authorized 45,000 shares, issued and outstanding 27,249 in 2016 and 26,849 in 2015	272	269
Additional paid-in capital	284,508	277,582
Retained earnings	55,509	55,151
Accumulated other comprehensive income	(25,122)	(19,153)
Non-controlling interest	32	32

Total stockholders’ equity	315,199	313,881

Total liabilities and stockholders’ equity	$1,360,386	$1,380,567

See accompanying notes to consolidated financial statements

NN, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years ended December 31, 2016, 2015 and 2014

(In thousands, except per share data)

(in thousands, except per share data)	2016	2015	2014
Net sales	$833,488	$667,280	$488,601
Cost of products sold (exclusive of depreciation and amortization shown separately below)	621,022	525,993	384,889
Selling, general and administrative	80,266	51,745	43,756
Acquisition related costs excluded from selling, general and administrative	—	11,682	9,248
Depreciation and amortization	62,488	44,482	22,146
(Gain) loss on disposal of assets	288	(687)	—
Restructuring and integration	10,024	7,268	875

Income from operations	59,400	26,797	27,687
Interest expense	63,154	29,899	10,895
Write-off of unamortized debt issuance costs	3,089	18,673	1,398
Derivative payments on interest rate swap	609	—	—
Derivative losses on change in interest rate swap fair value	2,448	—	—
Other (income) expense, net	(2,591)	1,175	2,222

Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	(7,309)	(22,950)	13,172
Provision (benefit) expense for income taxes	(9,313)	(10,518)	5,786
Share of net income from joint venture	5,938	5,001	831

Net income (loss)	$7,942	$(7,431)	$8,217

Other comprehensive income (loss):
Change in fair value of interest rate hedge	3,015	(2,584)	(431)
Foreign currency translation gain (loss)	(8,984)	(21,936)	(17,731)

Other comprehensive income (loss)	(5,969)	(24,520)	(18,162)

Comprehensive income (loss)	$1,973	$(31,951)	$(9,945)

Basic income per share:
Net income	$0.29	$(0.35)	$0.46

Weighted average shares outstanding	27,016	21,181	17,887

Diluted income per share:
Net income	$0.29	$(0.35)	$0.45

Weighted average shares outstanding	27,154	21,181	18,253

Cash dividends per common share	$0.28	$0.28	$0.28

See accompanying notes to consolidated financial statements

NN, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2016, 2015 and 2014

(In thousands)

	Common Stock				Accumulated
	Number		Additional		other	Non-
	of	Par	paid in	Retained	comprehensive	controlling
(in thousands of dollars and shares)	shares	value	capital	earnings	income	interest	Total
Balance, December 31, 2013	17,630	$176	$63,126	$65,929	$23,529	$—	$152,760
Net income	—	—	—	8,217	—	—	8,217
Dividends declared	—	—	—	(5,131)	—	—	(5,131)
Stock option expense	—	—	1,274	—	—	—	1,274
Shares issued for option exercises	152	2	1,669	—	—	—	1,671
Shares issued for acquisition	1,087	11	31,706	—	—	—	31,717
Restricted stock compensation expense	114	1	1,320	—	—	—	1,321
Non-controlling interest	—	—	—	—	—	32	32
Foreign currency translation loss	—	—	—	—	(17,731)	—	(17,731)
Change in fair value of interest rate hedge	—	—	—	—	(431)	—	(431)

Balance, December 31, 2014	18,983	$190	$99,095	$69,015	$5,367	$32	$173,699
Net loss	—	—	—	(7,431)	—	—	(7,431)
Dividends declared	—	—	—	(6,433)	—	—	(6,433)
Stock option expense	—	—	915	—	—	—	915
Shares issued for option exercises	179	2	2,039	—	—	—	2,041
Shares issued in public offering	7,590	76	172,976	—	—	—	173,052
Restricted stock compensation expense	115	1	2,788	—	—	—	2,789
Restricted shares forgiven for taxes	(18)	—	(231)	—	—	—	(231)
Foreign currency translation loss	—	—	—	—	(21,936)	—	(21,936)
Change in fair value of interest rate hedge	—	—	—	—	(2,584)	—	(2,584)

Balance, December 31, 2015	26,849	$269	$277,582	$55,151	$(19,153)	$32	$313,881
Net income	—	—	—	7,942	—	—	7,942
Dividends paid	—	—	—	(7,584)	—	—	(7,584)
Stock option expense	—	—	687	—	—	—	687
Shares issued for option exercises	270	3	2,829	—	—	—	2,832
Restricted and performance based stock compensation expense	142	—	3,583	—	—	—	3,583
Restricted shares forgiven for taxes and forfeited	(12)	—	(173)	—	—	—	(173)
Foreign currency translation loss	—	—	—	—	(8,984)	—	(8,984)
Change in fair value of interest rate swap	—	—	—	—	3,015	—	3,015

Balance, December 31, 2016	27,249	$272	$284,508	$55,509	$(25,122)	$32	$315,199

See accompanying notes to consolidated financial statements

NN, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2016, 2015 and 2014

(In thousands)

(in thousands of dollars)	2016	2015	2014
Cash flows from operating activities:
Net income	$7,942	$(7,431)	$8,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,488	44,482	22,146
Amortization of debt issuance costs	4,168	1,754	844
Interest rate swap:
Total derivative losses (gains), net	2,563	—	—
Debt issuance costs write-off	3,089	18,673	1,398
Joint venture net income in excess of cash received	(2,232)	(3,672)	(831)
(Gain) loss on disposals of property, plant and equipment	288	(687)	—
Allowance for doubtful accounts	142	745	208
Compensation expense from issuance of restricted stock and incentive stock options	4,270	3,704	2,595
Deferred income tax benefit	(10,430)	(16,878)	(1,333)
Restructuring and impairment charges
Changes in operating assets and liabilities:
Accounts receivable	(18,505)	(1,343)	(3,283)
Inventories	4,377	(1,843)	(9,836)
Other current assets	(269)	(944)	(1,624)
Other non-current assets	1,833	(1,501)	(4,828)
Accounts payable	7,633	(6,748)	9,497
Other liabilities	1,946	4,999	7,538

Net cash provided by operating activities	69,303	33,310	30,708

Cash flows from investing activities:
Acquisition of property, plant and equipment	(43,820)	(38,553)	(27,602)
Proceeds from measurement period adjustments to previous acquisition	1,635	—	—
Proceeds from disposals of property, plant and equipment	839	2,995	1,374
Cash paid to acquire businesses, net of cash received	—	(628,281)	(257,664)
Capital contributions to joint venture	—	(1,999)	—
Dividend received from joint venture	—	—	2,284

Net cash used by investing activities	(41,346)	(665,838)	(281,608)

Cash flows from financing activities:
Debt issue costs paid	(3,952)	(35,189)	(9,380)
Dividends Paid	(7,584)	(6,433)	(5,131)
Proceeds from long-term debt	—	885,000	344,750
Repayment of long-term debt	(30,000)	(401,438)	(40,880)
Proceeds from short-term debt, net	18,544	(84)	359
Proceeds from shares issued	2,832	173,052	—
Proceeds from issuance of stock and exercise of stock options	—	2,041	1,671
Payment for acquisition of non-controlling interest	—	—	(2,528)
Principal payments on capital lease	(4,148)	(5,098)	(1,888)

Net cash provided by (used in) financing activities	(24,308)	611,851	286,973

Effect of exchange rate changes on cash flows	(4,331)	(1,553)	(1,795)
Net change in cash and cash equivalents	(682)	(22,230)	34,278
Cash and cash equivalents at beginning of year	15,087	37,317	3,039

Cash and cash equivalents at end of year	$14,405	$15,087	$37,317

Supplemental schedule of non-cash operating, investing and financing activities:
Compensation expense for stock awards, ($2,285 in 2016, $2,399 in 2015, and $1,321 in 2014) stock option expense ($825 in 2016, $915 in 2015, and $1,274 in 2014), performance based stock units ($1,159 in 2016, $393 in 2015) included in stockholders’ equity	$4,270	$3,704	$2,595
Shares issued in acquisition of Autocam	$—	$—	$37,717
Restructuring charges in Other Liabilities	$283	$4,362	$875
Cash paid for interest and income taxes:
Interest	$59,158	$20,146	$8,307
Income taxes	$889	$6,377	$5,747

See accompanying notes to consolidated financial statements

NN, Inc.

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(In thousands, except per share data)

1)	Summary of Significant Accounting Policies and Practices

a)	Description of Business

NN, Inc. is a diversified industrial company and a leading global manufacturer of high precision bearing components, industrial plastic products and precision metal components to a variety of markets on a global basis. We have 40 manufacturing plants in North America, Western Europe, Eastern Europe, South America and Asia. As used in this Annual Report on Form 10-K, the terms “NN,” the “Company,” “we,” “our,” or “us” mean NN, Inc. and its subsidiaries.

Included in the Selling, general and administrative expense line item in the Consolidated Statement of Operations during the years ended December 31, 2015 and 2014 are out of period adjustments in the amounts of approximately $0.2 million, respectively, to correct compensation expense recorded with respect to share based awards previously granted to executives who, either at the time of such grant or during the applicable vesting period, were eligible to retire from the Company, upon which the vesting of all or a portion of these awards would be accelerated.

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

Inventories also include tools, molds and dies in progress that we are producing and will ultimately sell to our customers. This activity is principally related to our Autocam Precision Components and Precision Engineered Products Groups. These inventories are carried at the lower of cost or net realizable value.

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

Our consolidated financial statements include the accounts of NN, Inc. and its subsidiaries. All of our subsidiaries are 100% owned (except for RFK which we own 99.7% and our Chinese joint venture noted below) and all are included in the consolidated financial statements for the years ended December 31, 2016, 2015 and 2014. All significant intercompany profits, transactions, and balances have been eliminated in consolidation. With the acquisition of Autocam Corporation (“Autocam”) during 2014, we acquired a 49% interest in a Chinese joint venture. This joint venture is not consolidated within the financial statements of NN, Inc. and is accounted for under the equity method (see Note 16 of the Notes to the Consolidated Financial Statements).

k)	Foreign Currency Translation

Assets and liabilities of our foreign subsidiaries are translated at current exchange rates, while revenue, costs and expenses are translated at average rates prevailing during each reporting period. Translation adjustments arising from the translation of foreign subsidiary financial statements are reported as a component of other comprehensive income and accumulated other comprehensive income within stockholders’ equity. In addition, transactions denominated in foreign currencies, including intercompany transactions, are initially recorded at the current exchange rate at the date of the transaction. The balances are adjusted to the current exchange rate as of each balance sheet date and as of the date when the transaction is consummated. Transaction gains or losses, excluding intercompany loan transactions, are expensed in either cost of products sold or selling, general and administrative lines in the Consolidated Statements of Operations and Comprehensive Income (Loss) as incurred and were immaterial to the years ended December 31, 2016, 2015 and 2014. Transaction gains or losses on intercompany loan transactions are recognized in the other income, net line in the Consolidated Statements of Operations and Comprehensive Income (Loss) as incurred.

l)	Goodwill and Other Indefinite Lived Intangible Assets

We recognize the excess of the purchase price of an acquired entity over the fair value of the net identifiable assets as goodwill. Goodwill is tested for impairment on an annual basis as of October 1 and between annual tests if a triggering event occurs. The impairment procedures are performed at the reporting unit level for the reporting units that have goodwill. In September 2011, the FASB issued a revised accounting standard, intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. For the years ended, December 31, 2016 and 2015, we determined it was more appropriate to perform a full step 1 goodwill test. The decision to perform a qualitative assessment or a complete step 1 analysis is an annual decision made by management. Based on the results of the step 1 analysis fair value of the reporting units exceeded the carrying value of the reporting units at December 31, 2016 and 2015.

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

In 2014, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) issued the joint revenue recognition standard. Since its release, there have been multiple proposed and finalized amendments made to the revenue recognition standard. The revenue recognition standard is effective for public companies beginning January 1, 2018 with full retrospective or modified retrospective adoption permitted. This standard will change current revenue practices, processes, systems, controls, and disclosures and take time and resources to adopt. Factors that will affect pre and post-implementation include, but are not limited to, identifying all the contracts that exist and whether incidental obligations or marketing incentives included in those contracts are performance obligations. The revenue recognition standard may impact the timing of when revenue received under these performance obligations is recognized. We are in the scoping, performing contract analysis and the development phase of understanding the likely impacts of the standard change that can affect key processes, systems and controls.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 creates Topic 842, Leases, in the FASB Accounting Standards Codification (“FASB ASC”) and supersedes FASB ASC 840, Leases. Entities that hold numerous equipment and real estate leases, in particular those with numerous operating leases, will be most affected by the new guidance. The leasing accounting standard is effective for public companies beginning January 1, 2019 with modified retrospective adoption required and early adoption permitted. The amendments in ASU 2016-02 are expected to impact balance sheets at many companies by adding lease-related assets and liabilities. This may affect compliance with contractual agreements and loan covenants. As noted in Item 2. Properties, we list various leased locations. We have also carried out inquiries within segment locations compiling information on operating and capital leases. We are currently evaluating the impacts of the lease accounting standards regarding these and other leases identified on our financial position or results of operations and related disclosures.

On August 27, 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, (“ASU 2014-15”) which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We adopted ASU 2014-15 beginning December 31, 2016, which involved adding policies and procedures around our assessments to continue as a going concern. Per our quantitative and qualitative analysis, currently there is no substantial doubt as to our ability to continue as a going concern within the next twelve months.

During March 2016, ASU 2016-09 –Improvements to Employee Share-Based Payment Accounting was issued regarding he guidance of how companies will account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled (i.e., additional paid-in capital or APIC pools will be eliminated). The guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing. The guidance is effective for public business entities for fiscal years beginning after 15 December 2016, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after 15 December 2017, and interim periods within fiscal years beginning after 15 December 2018. Early adoption is permitted in any annual or interim period for which financial statements haven’t been issued or made available for issuance, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period.

The FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This ASU provides clarification on how certain cash receipts and cash payments are presented and classified on the statement of cash flows. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a retrospective approach if practicable, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Statement of Cash Flows. We are currently evaluating the impact this new guidance is expected to have on our financial position or results of operations and related disclosures.

During January 2017, the FASB issued ASU 2017-04 – Simplifying the Test for Goodwill Impairment that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for interim and annual goodwill impairment testing dates after 1 January 2017. We are currently evaluating the impact this new guidance is expected to have on our financial position or results of operations and related disclosures.

We adopted ASU No. 2015-11, Inventory (Topic 330)-Simplifying the Measurement of Inventory (“ASU 2015-11”), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The subsequent measurement of inventory test, historically three measurements under lower of cost or market, is replaced by lower of cost and net realizable value test. Thus, we will compare the cost of inventory to only one measure, its net realizable value. When evidence exists that the net realizable value of inventory is less than its cost (due to damage, physical deterioration, obsolescence, changes in price levels or other causes), we will recognize the difference as a loss in earnings in the period in which it occurs. In accordance with ASU 2015-11, we are applying the new guidance on a prospective basis.

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

2) Acquisitions

As reported in our 2015 Annual Report, we completed the acquisition (the “PEP Acquisition”) of Precision Engineered Products Holdings, Inc. (“PEP”) on October 19, 2015. During the nine months ended September 30, 2016, we finalized all issues related to customary working capital adjustments, fixed assets and income taxes. The changes primarily arose from differences noted during acquisition integration and finalizing return to provision adjustments. As a result, we adjusted the preliminary allocation of the purchase price initially recorded at the PEP Acquisition date to reflect these measurement period adjustments.

The following table summarizes the final purchase price allocation for the PEP Acquisition:

	As Reported	Subsequent	Final
	on	Adjustments	as of
	December 31,	to fair	September 30,
	2015	value	2016
Consideration:
Cash paid	$621,196	$—	$621,196
Cash adjustment	—	(1,635)	(1,635)

Total consideration	$621,196	$(1,635)	$619,561

Fair value of assets acquired and liabilities assumed on October 19, 2015:
Current assets	$69,331	$452	$69,783
Property, plant and equipment	56,163	(962)	55,201
Intangible assets subject to amortization	240,490	—	240,490
Other non-current assets	1,500	—	1,500
Goodwill	364,450	(1,805)	362,645

Total assets acquired	731,934	(2,315)	729,619

Current liabilities	21,131	—	21,131
Non-current deferred tax liabilities	87,578	(680)	86,898
Other non-current liabilities	2,029	—	2,029

Total liabilities assumed	110,738	(680)	110,058

Net assets acquired	$621,196	$(1,635)	$619,561

In accordance with generally accepted accounting principles, we have recognized measurement-period adjustments during the period in which we determine the amount of the adjustment, including the effect on earnings of any amounts we would have recorded in previous periods if the accounting had been completed at the acquisition date.

3) Restructuring, Impairment and Integration Charges, excluding Goodwill Impairments, and Divestitures

Restructuring and integration costs totaling $10.0 million and $7.3 million were recognized in the years ended December 31, 2016 and 2015, comprised of initiatives impacting each of our segments.

Within the Precision Bearing Components Group, restructuring initiatives to optimize operations in the U.S., Italy, the Netherlands, Mexico and at segment headquarters resulted in a charge of $4.4 and $2.0 million for the years ended December 31, 2016 and 2015, respectively. These charges consisted primarily of severance and other employee costs relating to personnel reductions.

Within the Autocam Precision Components Group, certain restructuring programs, including the closure of one facility, the Wheeling Plant, resulted in a charge of $4.3 and $2.6 million for the years ended December 31, 2016 and 2015, respectively. These charges consisted of severance costs of $0.8 million, fixed asset impairment of $0.3 million and site closure costs of $3.2 million for 2016.

Within the Precision Engineered Products (“PEP”) Group, initiatives resulted in integration, site closure and employee costs of $1.3 and $0.9 million for the years ended December 31, 2016 and 2015, respectively.

Within the Corporate and Consolidated Segment, a charge of $1.8 million was incurred for an accounting and reporting system that was ultimately never deployed and abandoned for the year ended December 31, 2015.

The following table summarizes restructuring and integration activity related to actions incurred for the years ended December 31, 2016 and 2015:

	Year Ended
	December 31,
	2016	2015
Severance and other employee costs	$5,776	$2,019
Site closure and other associated costs	3,970	4,399
Integration and other associated costs	278	850

Total	$10,024	$7,268

	Reserve			Reserve
	Balance at		Paid in	Balance at
	December 31, 2015	Charges	2016	December 31, 2016
Severance and other employee costs	$2,517	$5,776	$(5,274)	$3,019
Site closure and other associated costs	1,845	3,970	(4,189)	1,626
Integration and other associated costs	—	278	(278)	—

Total	$4,362	$10,024	$(9,741)	$4,645

	Reserve		Paid in	Reserve
	Balance at			Balance at
	December 31, 2014	Charges	2015	December 31, 2015
Severance and other employee costs	$—	$2,691	$(174)	$2,517
Site closure and other associated costs	—	1,925	$(80)	1,845
Impairment and write-off charges	—	2,652	$—	—
Integration and other associated costs	—	—	—	—

Total	$—	$7,268	$(254)	$4,362

The total restructuring and impairment costs are still being identified at the various segments; therefore, we are not able to estimate the ultimate costs at this time. We will include in future filings updates to these activities along with a reconciliation of beginning and ending liabilities recorded. The amounts recorded for the year ended December 31, 2016 for restructuring charges that have been incurred are primarily expected to be paid out during 2017. Some amounts related to foreign locations extend through 2021.

4) Accounts Receivable and Sales Concentrations

	December 31,
	2016	2015
Trade	$140,754	$124,226

Less—allowance for doubtful accounts	1,207	1,221

Accounts receivable, net	$139,547	$123,005

Activity in the allowance for doubtful accounts is as follows:

	Balance at
	Beginning		Write-	Currency	Balance at
Description	of Year	Additions	offs	Impacts	End of Year
December 31, 2016
Allowance for doubtful accounts	$1,221	$142	$(75)	$(81)	$1,207
December 31, 2015
Allowance for doubtful accounts	$520	$745	$(8)	$(36)	$1,221
December 31, 2014
Allowance for doubtful accounts	$445	$208	$(123)	$(10)	$520

For the years ended December 31, 2016, 2015 and 2014, sales to AB SKF (“SKF”) amounted to $104.2 million, $105.7 million, and $128.0 million, respectively, or 13%, 16%, and 26% of consolidated revenues, respectively. None of our other customers accounted for more than 10% of our net sales in 2016, 2015 or 2014. SKF was the only customer with accounts receivable concentration in excess of 10% in 2016 and 2015. The outstanding balance as of December 31, 2016 and 2015 for SKF was $20.5 million and $16.2 million, respectively. All revenues and receivables related to SKF are in the Precision Bearing Components Group and Precision Engineered Products Group.

5) Inventories

	December 31,	December 31,
	2016	2015
Raw materials	$49,205	$50,204
Work in process	31,348	30,604
Finished goods	34,298	39,028

Inventories	$114,851	$119,836

Finished goods inventory on consignment at customers’ sites at December 31, 2016 and 2015 was approximately $5.0 million and $5.1 million, respectively.

The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations. Any costs from abnormal excess capacity or under-utilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

6) Property, Plant and Equipment

	Estimated	December 31,
	Useful Life	2016	2015
Land and buildings	15-40 years	96,173	97,322
Machinery and equipment	3-12 years	464,291	432,841
Construction in process		21,045	16,049

		581,509	546,212
Less—accumulated depreciation		258,556	227,244

Property, plant and equipment, net		$322,953	$318,968

During the year ended December 31, 2015, we acquired $59.1 million in property, plant and equipment with the two acquisitions completed during 2015.

For the years ended December 31, 2016, 2015, and 2014, depreciation expense was $36.0 million, $ 31.5 million and $20.8 million, respectively.

7) Debt

Long-term debt and short-term debt at December 31, 2016 and December 31, 2015 consisted of the following:

		Amended
	December 31,	December 31,
	2016	2015
Borrowings under our $545.0 million Senior Secured Term Loan B bearing interest at the greater of 0.75% or 1 month LIBOR (0.77% at December 31, 2016) plus an applicable margin of 4.25% at September 30, 2016, expiring October 19, 2022, net of debt issuance costs of $19.0 million at December 31, 2016 and $20.6 million at December 31, 2015.	$524,539	$552,957
Borrowings under our $143.0 million Senior Secured Revolver bearing interest at LIBOR (0.77% at December 31, 2016) plus an applicable margin of 3.50% at September 30, 2016, expiring October 19, 2020, net of debt issuance costs of $2.7 million at December 31, 2016 and $2.9 million at December 31, 2015.	25,298	3,547
Borrowings under our $250.0 million Senior Notes bearing interest at 10.25%, maturing on November 1, 2020, net of debt issuance costs of $4.9 million at December 31, 2016 and $5.9 million at December 31, 2015.	245,077	244,088
French Safeguard Obligations (Autocam)	358	2,000
Brazilian lines of credit and equipment notes (Autocam)	573	826
Chinese line of credit (Autocam)	2,619	3,696

Total debt	798,464	807,114

Less current maturities of long-term debt	12,751	11,714

Long-term debt, excluding current maturities of long-term debt	$785,713	$795,400

On October 19, 2015, we: (i) entered into a new senior secured term loan credit facility in the amount of up to $525.0 million (with a $100.0 million accordion feature) and a seven year maturity (as amended, supplemented and/or restated from time to time, the “Term Loan Credit Facility”); (ii) entered into a new senior secured revolving credit facility in the amount of up to $100.0 million with a five year maturity (as amended, supplement and/or restated from time to time, the “Senior Secured Revolving Credit Facility”, and together with the Term Loan Credit Facility, the “Senior Credit Facilities”); and (iii) issued $300.0 million of 10.25% senior notes due 2020 (the “Senior Notes”). On September 30, 2016, we amended and restated the Senior Credit Facilities, which lowered the interest rate and rate floor on the Company’s Senior Secured Term Loan B (the “Term Loan B”). The new applicable rate for the Term Loan B is London Inter Bank Offering Rate (“LIBOR”), subject to a 0.75% rate floor, plus 4.25%, which in combination is 75 basis points lower (or 0.75%) than the previous rate. There were no changes to the maturities or covenants under the Term Loan B. Concurrent with the amended and restated Term Loan B, the Senior Secured Revolving Credit Facility was upsized from $100 million to $133 million. Proceeds were drawn under the Senior Secured Revolving Credit Facility to pay down debt under the Term Loan B, reducing the debt under the Term Loan B to $545 million. During October 2016, an incremental amendment was executed increasing the $133 million Senior Secured Revolving Credit Facility to $143 million. There were no changes to the Senior Secured Revolving Credit Facility maturities, and the covenant threshold was increased from $30 million to $42.9 million (30% drawn threshold). The outcome of the refinancing and debt transactions was lower principal amounts outstanding on the Term Loan B, increased borrowings under the Senior Secured Revolving Credit Facility, resulting in a lower effective interest rate for the overall debt holdings.

In conjunction with the amended and restated Senior Credit Facilities, we incurred $4.0 million in debt issuance costs. We wrote off a total of $2.6 million in debt issuance costs related to the modification and extinguishment of debt.

As part of the merger with Autocam in 2014, we assumed certain foreign credit facilities. These facilities relate to local borrowings in France, Brazil and China. These facilities are with financial institutions in the countries in which foreign plants operate and are used to fund working capital and equipment purchases in those countries. The following paragraphs describe these foreign credit facilities.

Our French operation (acquired with Autocam) has liabilities with certain creditors subject to Safeguard protection. The liabilities are being paid annually over a 10-year period until 2019 and carry a zero percent interest rate. Amounts due as of December 31, 2016 to those creditors opting to be paid over a 10-year period totaled $0.4 million, of which $0.1 million is included in current maturities of long-term debt and $0.3 million is included in long-term debt, net of current portion, on the Condensed Consolidated Balance Sheet.

The Brazilian equipment notes represent borrowings from certain Brazilian banks to fund equipment purchases for Autocam’s Brazilian plants. These credit facilities have annual interest rates ranging from 2.5% to 9.1%.

The Chinese line of credit is a working capital line of credit with a Chinese bank bearing an annual interest rate ranging from 1.4% to 4.6%.

In accordance with generally accepted accounting principles, we have adopted ASU 2015-03, which provides guidance on simplifying the presentation of debt issuance costs on the balance sheet. To simplify presentation of debt issuance costs, the amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The following table displays the debt amounts reported as of December 31, 2015, restated for the adoption of ASU 2015-03. The debt issuance costs were reclassified from other non-current assets and directly applied to the associated liability.

	Reported December 31, 2015	ASU 2015-13 Reclass	Amended December 31, 2015
Borrowings under our $575.0* million Senior Secured Term Loan B	$562,580	$(9,623)	$552,957
Borrowings under our $100.0** million Senior Secured Revolver	6,462	(2,915)	3,547
Borrowings under our $250.0 million Senior Notes	244,509	(421)	244,088
French Safeguard Obligations (Autocam)	2,000		2,000
Brazilian lines of credit and equipment notes (Autocam)	826		826
Chinese line of credit (Autocam)	3,696		3,696

Total debt	820,073		807,114
Less current maturities of long-term debt	11,714		11,714

Long-term debt, excluding current maturities of long-term debt	$808,359		$795,400

*	Amended from $575 million down to $545 million on September 30, 2016.
**	Amended from $100 million up to $133 million on September 30, 2016; incremental amendment from $133 million up to $143 million in October 2016.

The aggregate maturities of long-term debt including current portion for each of the five years subsequent to December 31, 2016 are as follows:

Year ending December 31,
2017	$12,751
2018	5,968
2019	5,968
2020	279,841
2021	5,750
Thereafter	514,812

Total debt	$825,090
Less debt issuance costs	(26,626)

Total debt, net of debt issuance cost	$798,464

On June 1, 2004, our wholly owned subsidiary, NN Asia, entered into a twenty-year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building (approximately 110,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China. The fair value of the land and building was estimated to be approximately $0.5 million and $1.9 million (at current exchange rates), respectively and undiscounted annual lease payments are approximately $0.3 million (approximately $5.6 million aggregate non-discounted lease payments over the twenty year term). The lease is cancelable after the fifth, ninth, and fourteenth years without payment or penalty by us. In addition, after the end of year five and each succeeding year we can buy the land for a preset price per square meter value and the building for actual cost less depreciation.

On October 1, 2011, our wholly owned subsidiary, NN Asia, entered into a twenty year lease agreement with Kunshan Tian Li Steel Structure Co. LTD for the lease of land and building adjacent to the current leased facility (approximately 75,000 square feet) in the Kunshan Economic and Technology Development Zone, Jiangsu, The People’s Republic of China. This lease was entered into to expand the production capacity of our current leased facility. The fair value of the land and building was estimated to be approximately $0.8 million and $1.1 million (at current exchange rates), respectively and undiscounted annual lease payments are approximately $0.2 million (approximately $3.6 million aggregate non-discounted lease payments over the twenty year term). The lease is cancelable after the fifth, ninth, and fourteenth years without payment or penalty by us. In addition, after the end of year five and each succeeding year we can buy the land for a preset price per square meter value and the building for actual cost less depreciation.

Below are the aggregate minimum future lease payments under both capital leases together with the present value of the net minimum lease payments as of December 31, 2016:

Year ending December 31,
2017	$434
2018	434
2019	434
2020	434
2021	434
Thereafter	2,601

Total minimum lease payments	4,771
Less interest included in payments above	(1,462)

Present value of minimum lease payments	$3,309

With the Autocam acquisition, we assumed capital leases on certain buildings and equipment. The cost of the assets subject to capital lease obligations as reflected in Property, Plant and Equipment, net in our Consolidated Balance Sheet was $25.0 million as of December 31, 2014. The accumulated depreciation of such assets as reflected in Property, Plant and Equipment, net in our Consolidated Balance Sheet was $3.6 million and $2.6 million as of December 31, 2016 and 2015, respectively.

Below are the minimum future lease payments under the assumed capital leases together with the present value of the net minimum lease payments as of December 31, 2016:

Year ending December 31,
2017	$3,521
2018	2,530
2019	803
2020	0
2021	0
Thereafter	0

Total minimum lease payments	6,854
Less interest included in payments above	(282)

Present value of minimum lease payments	$6,572

8)	Employee Benefit Plans

We have defined contribution 401(k) profit sharing plans covering substantially all U.S. employees. All eligible employees may enroll in the plans on the first day of the month following their employment date. A participant may elect to contribute between 1% and 60% of their compensation to the plans, subject to Internal Revenue Service (“IRS”) dollar limitations. Participants age 50 and older may defer an additional amount up to the applicable IRS Catch Up Provision Limit. We provide a matching contribution, which is determined on an individual, participating company basis. All participant contributions are immediately vested at 100%. Contributions for all U.S. employees were $2.3 million, $0.2 million and $0.8 million in 2016, 2015, and 2014, respectively.

Post-Employment Benefit Liabilities

We provide certain post-employment benefits to employees at our Pinerolo and Veenendaal plants that are either required by law or are local labor practice. There is a plan at each of our Pinerolo and Veenendaal plants, which are described below.

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

The amounts shown in the table below represent the actual liabilities at December 31, 2016 and 2015 reported under accrued post-employment benefits in the Consolidated Balance Sheets for both plans combined.

	2016	2015
Beginning balance	$5,189	$6,024
Amounts accrued	135	53
Payments to employees/government managed plan	(452)	(266)
Foreign currency impacts	(165)	(622)

Ending balance	$4,707	$5,189

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

For the purpose of calculating the 2016 actuarial present value of the benefit obligation under the Pension Plan, the discount rates assumed were 1.6%. The compensation growth rate was assumed was 3.0% for 2016. The measurement date was December 31, 2016.

For the purpose of calculating the 2015 actuarial present value of the benefit obligation under the Pension Plan, the discount rates assumed were 2.2%. The compensation growth rate was assumed was 3.0% for 2015. The measurement date was December 31, 2016.

Set forth below is projected benefit obligation information for the Pension Plan and the plan activity for the years ended December 31, 2016 and 2015:

	2016	2015
Accumulated benefit obligation at measurement date	$949	$950
Effect of salary increases	533	494

Projected benefit obligation at measurement date	$1,482	$1,444

Projected benefit obligation at date of acquisition	$1,444	$1,537
Service and interest costs	113	103
Actuarial gains (losses)	118	(15)
Benefits paid	(141)	(22)
Effect of foreign currency translation gains and other	(50)	(159)

Projected benefit obligation at measurement date	$1,484	$1,444

Set forth below is net periodic benefit cost information for the Pension Plan for the years ended December 31, 2016 and 2015:

	2016	2015
Service and interest costs	$113	$103
Expected return on plan assets	(10)	(11)
Amortization of prior service costs	27	28

Net periodic benefit cost	$130	$120

We expect benefit payments under the Pension Plan to be:

Year ending December 31,
2017	$14
2018	7
2019	—
2020	25
2021	9
2022-2026	213

Total benefit payments	268

Set forth below is plan asset information for the Pension Plan:

	2016	2015
Plan assets at fair value at measurement date	$426	$515
Projected benefit obligations at measurement date	(1,482)	(1,444)

Funded status	$(1,056)	$(929)

Plan assets at fair value at date of acquisition	$515	$589
Actual return on plan assets	64	9
Benefits paid	(141)	(22)
Effect of foreign currency translation gains	(13)	(61)

Plan assets at fair value at measurement date	$425	$515

The assumed rate of return on assets of the Pension Plan was 2.0% for all periods presented. We have a targeted goal of allocating plan assets one-third to equity and two-thirds to fixed income securities. Actual allocations of Pension Plan assets between equity and fixed income securities were 35% and 65%, respectively, as of December 31, 2016. Our expected funding obligations under the Pension Plan in 2017 is approximately $0.1 million.

Even though we do use other observable inputs (Level 2 inputs under the GAAP hierarchy), the calculation of fair value for pension plan assets and liabilities would be most consistent with Level 3 under the GAAP hierarchy.

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

In the years ended December 31, 2016, 2015, and 2014, approximately $4.3 million, $3.7 million, and $2.6 million, respectively of compensation expense was recognized in selling, general and administrative expense for all share-based awards. The compensation expense recognized in the years ended December 31, 2016, 2015 and 2014 related to stock options was $0.8 million, $0.9 million and $1.3 million, respectively. The compensation expense related to stock awards in the years ended December 31, 2016, 2015 and 2014 was $2.3 million, $2.4 million and $1.3 million, respectively. The compensation expense related to performance based awards in the year ended December 31, 2016 and 2015, was $1.2 and $0.4 million, respectively.

As of December 31, 2016, we have approximately 2,300 maximum shares that can be issued as options, stock appreciation rights, and/or other stock based awards.

Stock Option Awards

Option awards are typically granted to non-executive directors and key employees on an annual basis. A single option grant is typically awarded to eligible employees and non-executive directors each year if and when granted by the Compensation Committee of the Board of Directors and occasionally individual grants are awarded to eligible employees. All employee and non-executive directors are awarded options at an exercise price equal to the closing price of our stock on the date of grant. The term life of options is ten years with vesting periods of generally three years for key employees and one year for non-executive directors. The fair value of our options cannot be determined by market value as they are not traded in an open market. Accordingly, the Black Scholes financial pricing model is utilized to determine fair value based on certain assumptions discussed below.

During 2016, 2015 and 2014, we granted options to purchase 167,000, 54,600, and 108,620 shares, respectively, to certain key employees and non-employee directors. The weighted average grant date fair value of the options granted during the years ended December 31, 2016, 2015 and 2014 was $5.02, $12.61 and $9.48, respectively. Upon exercise of stock options, new shares of our stock are issued. The weighted average assumptions relevant to determining the fair value at the dates of grant are below:

	2016	2015	2014
Term	6 years	6 years	6 years
Risk free interest rate	1.43%	1.43%	1.75%
Dividend yield	2.48%	1.11%	1.43%
Expected volatility	59.23%	59.22%	56.75%
Expected forfeiture rate	3.00%	3.00%	3.00%

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

The following table provides a reconciliation of option activity for the year ended December 31, 2016:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,034	$12.09
Granted	167	$11.31
Exercised	(270)	$10.49
Forfeited or expired	(34)	$17.52

Outstanding at December 31, 2016	897	$12.22	5.9	6,479	(1)

Exercisable at December 31, 2016	686	$11.59	4.9	5,267	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at December 31, 2016.

As of December 31, 2016, there was approximately $0.6 million, $1.0 million and $2.0 million of unrecognized compensation costs for stock options, restricted stock and performance based awards, respectively, to be recognized over approximately two years.

Cash proceeds from the exercise of options in the years ended December 31, 2016, 2015, and 2014 totaled approximately $2.6 million, $2.0 million, and $1.7 million, respectively. For the years ended December 31, 2016, 2015 and 2014, proceeds from stock options were presented exclusive of tax benefits in the Financing Activities section of the Consolidated Statements of Cash Flows. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $2.9 million, $2.6 million and $2.0 million, respectively.

Stock Awards

During the year ended December 31, 2016, 2015 and 2014, we issued 152,510, 114,475 and 114,300 shares, respectively, of our common stock as awards to key employees and non-executive directors. The fair value of the 2016 shares issued was determined by using the grant date price of our common stock with a weighted average grant date value of $11.39. The recognized compensation expense for stock awards in the years ended December 31, 2016, 2015, and 2014 was approximately $2.3 million, $2.4 million, and $1.3 million, respectively. The shares issued in 2016, 2015 and 2014 vest over three years.

Performance Based Awards

On March 16, 2016 and April 30, 2015, we awarded performance share units (the “PSUs”) to our executive officers. The PSUs are a form of long-term incentive compensation designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. The awards were made pursuant to the NN, Inc. 2011 Stock Incentive Plan and a Performance Share Unit Agreement.

There were two tranches of PSUs awarded, PSUs based on total shareholder return (“TSR Awards”) and PSUs based on return on invested capital (“ROIC Awards”). The TSR Awards vest, if at all, upon our achieving a specified relative total shareholder return, which will be measured against the total shareholder return of the S&P SmallCap 600 Index during the period beginning on March 16, 2016 and ending December 31, 2018 for the 2016 awards and the period beginning February 1, 2015 and ending December 31, 2017 for the 2015 awards (the “Performance Periods”). The ROIC Awards will vest, if at all, upon our achieving a specified average return on invested capital during the Performance Periods. If the PSUs do not vest at the end of the Performance Periods, the PSUs will expire automatically. Upon vesting, the PSUs will be settled by the issuance of shares of our common stock, subject to the executive officer’s continued employment. The actual number of shares of common stock will be issued to each award recipient at the end of the Performance Periods will be interpolated between a threshold and maximum payout amount based on actual performance results. No dividends will be paid on outstanding PSUs during the Performance Period; however, dividend equivalents will be paid based on the number of shares of common stock that are ultimately earned at the end of the Performance Periods.

With respect to the TSR Awards, a participant will earn 50% of the target number of PSUs for “Threshold Performance,” 100% of the target number of PSUs for “Target Performance,” and 150% of the target number of PSUs for “Maximum Performance.” With respect to the ROIC Awards, a participant will earn 35% of the target number of PSUs for “Threshold Performance,” 100% of the target number of PSUs for “Target Performance,” and 150% of the target number of PSUs for “Maximum Performance. For performance levels falling between the values shown below, the percentages will be determined by interpolation. The following table establish the goals with respect to TSR and ROIC:

TSR:

Threshold Performance (50% of Shares)	Target Performance (100% of Shares)	Maximum Performance (150% of Shares)
35th Percentile	50th Percentile	75th Percentile

ROIC:

Threshold Performance (35% of Shares)	Target Performance (100% of Shares)	Maximum Performance (150% of Shares)
11%	12.5%	14%

During 2016 and 2015, we awarded 101,165 and 35,775 TSR Awards and 101,165 and 35,775 ROIC Awards with a grant date fair value of $9.38 and $28.61 for TSR Awards and $11.31 and $25.16 per unit for ROIC Awards, respectively. We estimate the grant date fair value of TSR Awards using the Monte Carlo simulation model, as the total shareholder return metric is considered a market condition under ASC 718. The grant date fair value of ROIC Awards is based on the closing price of a share of our common stock on the date of grant.

The recognized compensation expense for the year ended December 31, 2016 and 2015 was $1.2 million and $0.4 million, respectively, for all PSUs. Unrecognized compensation expense at December 31, 2016 was $2.0 million to be recognized over approximately two years.

During the three months ended June 30, 2016, we recorded an out of period adjustment to correct compensation expense recoded with respect to share-based awards previously granted to executives who, either at the time of such grant or during the applicable vesting period, were eligible to retire from the Company, upon which the vesting of all or a portion of these awards would be accelerated. If the out of period amounts would have been recorded in the appropriate periods, then the Selling, general and administrative expense line item in the Consolidated State of Operations for the years ended December 31, 2015 and 2014 would have been effected by $0.1 million and $32 thousand pre-tax amounts, respectively, increasing expense.

10)	Goodwill, Net

We completed our annual goodwill impairment review during the fourth quarters of 2016 and 2015. For the years ended December 31, 2016, 2015 and 2014, we concluded that there were no indicators of impairment at the reporting units with goodwill.

The changes in the carrying amount of goodwill for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Precision Bearing Components Group	Autocam Precision Components Group	Precision Engineered Products Group	Total
Balance as of December 31, 2014	$9,949	$73,992	$—	$83,941
Currency impacts	(838)	—	—	(838)
Goodwill acquired in acquisition	—	—	366,795	366,795

Balance as of December 31, 2015	$9,111	$73,992	$366,795	$449,898
Currency impacts	(202)	(601)	(2,051)	(2,854)
Adjustments to goodwill	—	—	(1,805)	(1,805)
Other adjustments (a)	—	(2,674)	7,746	5,072

Balance as of December 31, 2016	$8,909	$70,717	$370,685	$450,311

(a)	During the year ended December 31, 2016, the Company identified certain prior period errors primarily relating to the initial recognition of goodwill and deferred taxes in purchase accounting (see Note 13) and the subsequent foreign currency translation of goodwill. The Company has determined that such errors were not material to the previously issued financial statements and therefore has corrected for such errors in 2016 as reflected above.

The accumulated impairment charges included in the reported goodwill balances at December 31, 2016, 2015 and 2014 were $40.0 million all of which were recorded during the years ended December 31, 2008 and 2007.

The goodwill acquired in the 2015 acquisitions within the Precision Engineered Products Group was primarily related to the PEP Acquisition. (See Note 2 of the Notes to Consolidated Financial Statements). The goodwill balance related to the PEP Acquisition is derived from the value of the Precision Engineered Products Group. This fair value was based in large part on management business plans and projected financial information which are subject to a high degree of management judgment and complexity. Actual results may differ from these projections, and the differences may be material leading to a potential impairment of this goodwill if this reporting unit’s future results are not as forecasted.

11)	Intangible Assets, Net

The change in the carrying amount of intangible assets, net, for the years ended December 31, 2016 and 2015 are as follows:

	Precision Bearing Components Group	Autocam Precision Components Group	Precision Engineered Products Group	Total
Balance as of December 31, 2014	$2,328	$50,499	$—	$52,827
Additions	—	—	242,980	242,980
Amortization	(238)	(3,625)	(9,180)	(13,043)
Currency impacts	(138)	(457)	—	(595)

Balance as of December 31, 2015	$1,952	$46,417	$233,800	$282,169
Amortization	(207)	(3,533)	(22,465)	(26,205)
Currency impacts	(27)	44	—	17

Balance as of December 31, 2016	$1,718	$42,928	$211,335	$255,981

With the PEP Acquisition, the Precision Engineered Products Group acquired a customer relationship intangible asset of $226.5 million, a trade name intangible asset of $6.3 million, a backlog and unfavorable leasehold intangible of $7.7 million. The intangible assets have estimated useful lives of 12 years for customer relationships and 8 years for trade name, and the backlog and unfavorable leases will be amortized over the fourth quarter of 2015 and first quarter of 2016. After the estimated useful lives of the backlog and inventory, the estimated amortization of intangibles will be approximately $19.7 million a year.

With the Caprock acquisition, the Precision Engineered Products Group acquired $2.5 million of intangibles, approximately $0.1 in trade names and $2.4 million in customer relationships. The intangibles have estimated useful lives of one year for trade names and 12 years for customer relationships. The estimated amortization of the intangibles will be approximately $0.2 million per year.

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

With the Autocam acquisition, the Autocam Precision Components Group acquired a customer contract intangible asset of $46.2 million, a trade name intangible asset of $4.1 million, a developed technology intangible asset of $0.9 million, and net favorable leasehold intangible of $0.4 million. The trade names and customer relationship intangible assets have estimated useful lives of 15 years, and the remaining intangibles have a five year useful life. The estimated amortization for the first five year will be approximately $3.5 million per year.

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

All of the facilities in the Precision Bearing Components Group are engaged in the production of precision steel balls, steel rollers, and metal retainers and automotive specialty products used primarily in the bearing industry. The Precision Engineered Products Group includes the Plastic and Rubber Components Group as presented in previous filings. The name of this segment was changed during 2015 after the PEP Acquisition and disposal of Delta Rubber. With the completion of the PEP Acquisition, we added a global manufacturer of highly engineered precision customized solutions serving the medical, electrical, automotive, aerospace and defense end markets. The Autocam Precision Components Group is engaged in the design and manufacture of close-tolerance, precision-machined metal components. Currently, we manufacture components for use in fuel delivery, electromechanical motor, steering and braking systems for the automotive industry and highly engineered shafts, mechanical components, complex precision assembled and tested parts and fluid system components for the HVAC and fluid power industries. This segment was renamed with the acquisition of Autocam.

	Precision Bearing Components Group	Precision Engineered Products Group	Autocam Precision Components Group	Corporate and Consolidations	Total
December 31, 2016
Net sales	$248,534	$258,816	$326,138	$—	$833,488
Depreciation and amortization	11,676	28,020	22,189	603	62,488
Income from operations	22,985	34,744	29,516	(27,845)	59,400
Interest expense				63,154	63,154
Income tax (benefit) expense				(9,313)	(9,313)
Net income (loss)				7,942	7,942
Assets	$220,152	$715,575	$416,490	$8,169	$1,360,386
Expenditures for long-lived assets	$11,926	$5,352	$23,077	$3,465	$43,820
December 31, 2015
Net sales	$261,837	$77,183	$328,260	$—	$667,280
Depreciation and amortization	11,496	11,295	21,472	219	44,482
Income from operations	26,310	(3,718)	31,700	(27,495)	26,797
Interest expense				29,899	29,899
Income tax (benefit) expense				(10,518)	(10,518)
Net income (loss)				(7,431)	(7,431)
Assets	$215,163	$743,191	$417,853	$17,319	$1,393,526
Expenditures for long-lived assets	$15,111	$728	$21,341	$1,373	$38,553
December 31, 2014
Net sales	$278,026	$33,351	$177,224	$—	$488,601
Depreciation and amortization	12,000	1,160	9,070	(84)	22,146
Income from operations	31,872	1,231	15,732	(21,148)	27,687
Interest Expense				10,895	10,895
Income tax (benefit) expense				5,786	5,786
Net income (loss)				8,217	8,217
Assets	$214,291	$17,196	$444,548	$36,678	$712,713
Expenditures for long- lived assets	$10,941	$673	$10,947	$5,041	$27,602

The vast majority of the acquisition related costs for the PEP Acquisition and Caprock acquisition in 2015, and the Autocam acquisition and the other three acquisitions in 2014 are reported under Corporate and Consolidations. These costs impacted income from operations at Corporate by $10.9 million and $9.8 million for the years ended December 31, 2015 and 2014, respectively. Beginning October 20, 2015 and September 1, 2014, the Precision Engineered Products Group and Autocam Precision Components Group, respectively, include the results of the acquired PEP and Autocam businesses. Since the date of the PEP Acquisition, 2015 sales revenue of $40.7 million and net loss of $(2.6) million (including the $4.3 million for the one-time increase in cost of goods sold for inventory step-up, and $5.2 for the amortization of backlog intangible) has been included in this segment. During 2014 and since the date of the Autocam acquisition, sales revenue of $80.8 million and net income of $3.7 million (including the $1.2 million for the one-time increase in cost of goods sold for inventory step-up) has been included in this segment.

	December 31, 2016		December 31, 2015		December 31, 2014
	Net Sales	Property, Plant and Equipment, Net	Net Sales	Property, Plant and Equipment, Net	Net Sales	Property, Plant and Equipment, Net
United States	$456,102	$176,632	$326,747	$183,226	$204,360	$129,232
Europe	172,895	78,664	170,921	77,147	167,665	82,783
Asia	102,853	33,867	86,564	35,345	58,470	32,848
Canada	10,980	—	9,759	—	8,657	—
Mexico	54,390	6,308	39,118	2,971	25,900	2,637
S. America	36,268	27,482	34,171	20,279	23,549	30,942

All foreign countries	377,386	146,321	340,533	135,742	284,241	149,210

Total	$833,488	$322,953	$667,280	$318,968	$488,601	$278,442

Due to the large number of countries in which we sell our products, sales to external customers and long-lived assets utilized by us are reported in the above geographical regions.

13)	Income Taxes

Income (loss) before provision (benefit) for income taxes for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year ended December 31,
	2016	2015	2014
Income (loss) before provision (benefit) for income taxes:
United States	$(32,498)	$(42,450)	$(9,341)
Foreign	25,189	19,500	22,513

Total	$(7,309)	$(22,950)	$13,172

The loss of $32.5 million from domestic operations during 2016, was primarily driven from an increase in interest expense due to higher debt levels associated with the 2015 PEP acquisition.

The loss of $42.5 million from domestic operations during 2015, was primarily driven from acquisition related charges (included in selling, general and administrative of $11.7 million, cost of products sold $7.5 million and write-off of debt issuance costs of $18.7 million) of which approximately $3.8 million was non-deductible as these costs were directly facilitative to the acquisitions.

The loss of $9.3 million from domestic operations during 2014, was primarily driven from acquisition related charges of $14.8 million (included in selling, general and administrative, cost of products sold, and interest expense) of which approximately $6.0 million were non-deductible as these costs were directly facilitative to the acquisitions.

Total income tax expense (benefit) for the years ended December 31, 2016, 2015, and 2014 was as follows:

	Year ended December 31,
	2016	2015	2014
Current:
U.S. Federal	$—	$—	$—
State	1,017	420	37
Foreign	6,968	5,940	7,082

Total current expense	$7,985	$6,360	$7,119

Deferred:
U.S. Federal	$(11,033)	$(13,391)	$1,625
State	(6,440)	(1,869)	(382)
U.S. deferred tax valuation allowance	1,882	—	(1,434)
Foreign	(1,707)	(1,618)	(1,142)

Total deferred expense (benefit)	(17,298)	(16,878)	(1,333)

Total expense (benefit) (a)	$(9,313)	$(10,518)	$5,786

(a)	During the year ended December 31, 2016, the Company identified certain prior period tax expense (benefit) errors. The Company has determined that such errors were not material to the previously issued financial statements and therefore has corrected for such errors as out of period adjustments in 2016, resulting in $998 of tax benefit being recognized in 2016 that should have been recognized in 2015.

A reconciliation of income taxes based on the U.S. federal statutory rate of 34% for each of the years ended December 31, 2016, 2015 and 2014 is summarized as follows:

	Year ended December 31,
	2016	2015	2014
Income taxes at the federal statutory rate	$(2,490)	$(7,803)	$4,478
Decrease in U.S. valuation allowance	1,882	—	(1,434)
Foreign tax credit (additions) expiration	(2,545)	(1,343)	2,736
State taxes, net of federal taxes	(1,558)	(1,592)	(362)
Non-U.S. earnings taxed at different rates	(2,938)	(2,308)	(1,714)
Non-deductible mergers and acquisition costs	—	1,299	1,971
R&D Tax credit	(282)	(623)	(529)
Change in uncertain tax positions	(994)	—	—
Other permanent differences, net	(388)	1,852	640

	$(9,313)	$(10,518)	$5,786

The 2016 effective tax rate of 127% reflects the impact of foreign earnings taxed at lower rates. The higher 2016 effective tax rate was driven by a unique mix of lower U.S. losses with higher earnings attributed to foreign subsidiaries. Excluding the effect of foreign earnings, the 2016 effective tax rate would have been 45%.

The 2015 effective tax rate of 46% primarily reflects the impact of foreign earnings being taxed at lower rates.

The 2014 effective tax rate of 44% reflects the impact of two items related to the merger and acquisition activity in 2014, including: (1) $2.0 million for non-deductible third party merger and acquisition costs, as these costs were directly facilitative to the acquisitions; and (2) $1.3 million for the expiration of foreign tax credits that could not be utilized during 2014 because of the merger related acquisition costs as discussed below. In addition, the rate reflects an offset to the items above for the impact of foreign earnings taxed at lower rates of $1.7 million.

The tax effects of the temporary differences as of December 31, 2016, 2015 and 2014 are as follows:

	December 31,
	2016	2015	2014
Deferred income tax liabilities:
Tax in excess of book depreciation	$43,336	$42,345	$35,411
Goodwill	1,580	1,554	1,949
Intangible assets	86,492	91,947	15,944
Other deferred tax liabilities	1,771	897	1,924

Gross deferred income tax liabilities	133,179	136,743	55,228
Deferred income tax assets:
Goodwill	1,165	1,666	2,411
Inventories	960	4,490	2,035
Pension/Personnel accruals	1,602	2,778	3,029
Net operating loss carry forwards	10,296	8,313	1,196
Foreign tax credits	5,759	3,242	290
Guarantee claim deduction	414	1,141	1,141
Credit carry forwards	4,581	4,958	1,853
Accruals and reserves	1,741	—	—
Other deferred tax assets	11,160	2,510	1,926

Gross deferred income tax assets	37,678	29,098	13,881
Valuation allowance on deferred tax assets	(4,090)	(2,376)	—

Net deferred income tax assets	33,588	26,722	13,881

Net deferred income tax assets (liabilities) (b)	$(99,591)	$(110,021)	$(41,347)

(b)	During the year ended December 31, 2016, the Company identified certain prior period errors related to the initial recognition of goodwill and deferred taxes in purchase accounting (see Note 10) as well as prior period errors in the 2015 tax provision as further described above. The Company has determined that such errors were not material to the previously issued financial statements and therefore has corrected for such errors in 2016. The impact of these purchase accounting and tax provision errors resulted in an understatement (overstatement) of net deferred income tax liabilities of $4,469 and $(1,444) as of December 31, 2015 and 2014.

With the PEP Acquisition during 2015, we assumed $87.6 million in net deferred tax liabilities primarily related to book and tax basis difference in fixed assets and intangibles (excluding goodwill).

With the Autocam acquisition during 2014, we assumed $43.8 million in net deferred tax liabilities primarily related to book and tax basis differences in fixed assets and intangibles (excluding goodwill).

As realization of certain deferred tax assets is not assured, management believes it is more likely than not that those net deferred tax assets will be realized. However, the amount of the deferred tax assets considered realizable could be reduced based on changing conditions. Below is a summary of the activity in the total valuation allowances during the years ended December 31, 2016, 2015 and 2014:

	Balance at Beginning of Year	Additions	Recoveries	Balance at End of Year
2016	$2,376	$1,882	$(168)	$4,090
2015	$—	$2,376	$—	$2,376
2014	$1,434	$—	$(1,434)	$—

During 2016, the valuation allowance increased by approximately $1.7 million, consisting of a $1.9 million increase due to the uncertainty of realizing certain state net operating loss carryforwards and a decrease of $0.2 million. The decrease reflects the Company’s expectation that it is more likely than not that it will generate future taxable income to utilize this amount of net deferred tax assets.

During 2015, the valuation allowance increased by approximately $2.4 million, consisting solely of an increase due to the uncertainty of realizing certain local tax credits of a foreign subsidiary.

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

Unremitted earnings of subsidiaries outside the U.S. are considered to be reinvested indefinitely at December 31, 2016. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings. There has been no change in our long term international expansion plans as of December 31, 2016, and our intent and ability is to indefinitely reinvest our foreign earnings. We base this assertion on two factors. The first factor is our intention to invest in foreign countries that are strategically important to our Precision Bearing Components, Precision Engineered Products and Autocam Precision Components Groups. With the acquisitions completed in 2015 and 2014, we have significantly expanded our international base of operations adding subsidiaries in Mexico, Bosnia and Herzegovina, Brazil, Poland, France and China which will require more foreign investment. Second, we have sufficient access to funds in the U.S. through projected free cash flows and the availability of our U.S. credit facilities to fund currently anticipated domestic operational and investment needs.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Beginning balance	$5,724	$3,834	$873
Additions for tax positions of prior years	179	2,516	3,589
Reductions for tax positions of prior years	(1,162)	(626)	(628)

Ending balance	$4,741	$5,724	$3,834

As of December 31, 2016, the $4.7 million of unrecognized tax benefits would, if recognized, impact our effective tax rate. The addition for tax positions of prior years was added as part of the purchase price allocation of PEP in 2015 of $2.2 million and Autocam in 2014 of $2.8 million and was included in the fair value of assets acquired and liabilities assumed. (See Note 2 of Notes to Consolidated Financial Statements.)

Interest and penalties related to federal, state, and foreign income tax matters are recorded as a component of the provision for income taxes in our Statements of Operations. During 2016, we released $65 thousand of previously accrued foreign interest and accrued $0.2 million in U.S. interest. During 2015, we accrued $30 thousand in foreign interest and $0.3 million in U.S. interest. During 2014, we accrued $31 thousand in foreign interest and $17 thousand in U.S. interest. As of December 31, 2016, the total amount accrued for interest and penalties was $ 1.1 million.

We or our subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years before 2013. We are no longer subject to non-U.S. income tax examinations within various European Union countries for years before 2011. We do not foresee any significant changes to our unrecognized tax benefits within the next twelve months.

In November 2015, the FASB issued ASU 2015-17, intended to improve how deferred taxes are classified on organizations’ balance sheets. The guidance eliminates the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations are required to classify all deferred tax assets and liabilities as noncurrent. The new standard is effective for the Company in the first quarter of 2017, and may be applied retrospectively or prospectively. The Company has elected to adopt the standard early, beginning in the first quarter of 2016, and applies prospectively. The adoption of the new accounting rules does not have a material effect on the Company’s financial condition, results of operations or cash flows.

14)	Reconciliation of Net Income (Loss) Per Share

	Year ended December 31,
	2016	2015	2014
Net income (loss)	$7,942	$(7,431)	$8,217
Weighted average shares outstanding	27,016	21,181	17,887
Effect of dilutive stock options	138	—	366

Diluted shares outstanding	27,154	21,181	18,253

Basic net income (loss) per share	$0.29	$(0.35)	$0.46

Diluted net income (loss) per share	$0.29	$(0.35)	$0.45

Excluded from the dilutive shares outstanding for the year ended December 31, 2016 were 163,200 of anti-dilutive options, which had per share exercise prices ranging from of $19.63 to $25.16. Given the net loss for the year ended December 31, 2015, all options are considered anti-dilutive. Excluded from the dilutive shares outstanding for the year ended December 31, 2014 were 98,000 of anti-dilutive options, which had per share exercise prices ranging from of $19.63 to $22.49.

15)	Commitments and Contingencies

We have operating lease commitments for machinery, office equipment, vehicles, manufacturing and office space which expire on varying dates. Rent expense for 2016, 2015 and 2014 was $8.6 million, $5.8 million, and $4.5 million, respectively. The following is a schedule by year of future minimum lease payments as of December 31, 2016 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

Year ending December 31,
2017	$7,824
2018	6,830
2019	5,785
2020	4,882
2021	2,802
Thereafter	3,149

Total minimum lease payments	$31,272

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

We believe that we have substantial legal and factual defenses and plan to defend our interests vigorously. While we believe a loss is not probable we estimate the range of possible loss related to this assessment is from $0 to $6.0 million. No amount has been accrued at December 31, 2016 for this matter.

We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger. Management believes the indemnification would include amounts owed for the tax, interest and penalties related to the Brazil ICMS matter.

All other legal matters

All other legal proceedings are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes. The procedures performed include reviewing attorney and plaintiff correspondence, reviewing any filings made and discussing the facts of the case with local management and legal counsel. We have not recognized any loss contingencies as December 31, 2016 and 2015.

16)	Investment in Non-Consolidated Joint Venture

As part of the Autocam acquisition, we acquired a 49% investment in a joint venture with an unrelated entity called Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a Chinese company located in the city of Wuxi, China. The JV is jointly controlled and managed and is being accounted for under the equity method.

Below are the components of our JV investment balance and activity for the years ended December 31, 2016, 2015 and 2014:

Balance as of August 29, 2014	$35,595
Dividends received	(2,538)
Our share of cumulative earnings	1,646
Accretion of basis difference from purchase accounting	(372)

Balance as of December 31, 2014	$34,331
Capital contributions	1,999
Dividends received	(2,868)
Our share of cumulative earnings	5,440
Accretion of basis difference from purchase accounting	(440)

Balance as of December 31, 2015	$38,462
Our share of cumulative earnings	6,427
Dividends declared and paid by joint venture	(3,706)
Accretion of basis difference from purchase accounting	(489)

Balance as of December 31, 2016	$40,694

Set forth below is summarized balance sheet information for the JV:

	December 31,	December 31,
	2016	2015
Current assets	$31,295	$24,663
Non-current assets	22,522	22,847

Total assets	$53,817	$47,510

Current liabilities	$13,549	$11,171

Total liabilities	$13,549	$11,171

Dividends of $3.7 million were declared for year ended December 31, 2015 and paid by the JV during the year ended December 31, 2016. We had sales to the JV of $0.1 million for the year ended December 31, 2016. Amounts due to us from the JV were $0.1 million as of December 31, 2016. The JV had net sales in 2016 of $65.7 million and net income of $13.1 million.

Dividends of $2.8 million were declared for year ended December 31, 2014 and paid by the JV during the year ended December 31, 2015. Our 49% ownership interest in this amount is net of a 10% withholding tax levied by the Chinese government. We had sales to the JV of $0.1 million for the year ended December 31, 2015. Amounts due to us from the JV were $0.2 million of December 31, 2015. The JV had net sales in 2015 of $55.4 million and net income of $11.1 million.

No dividends were declared by the JV for the four months ended December 31, 2014. We had sales to the JV of $36 thousand during the four months ended December 31, 2014. Amounts due to us from JV were $0.2 million as of December 31, 2014. The JV had net sales in 2014 of $50.5 million and net income of $9.0 million.

17)	Quarterly Results of Operations (Unaudited)

The following summarizes the unaudited quarterly results of operations for the years ended December 31, 2016 and 2015.

	Year ended December 31, 2016
	March 31	June 30	Sept. 30	Dec. 31
Net sales	$212,226	$214,272	$204,961	$202,029
Income from operations	$11,874	$16,703	$18,727	$12,096
Net income (a)	$(1,299)	$2,031	$4,147	$3,063
Comprehensive income (loss)(a)	$4,418	$(973)	$8,740	$(10,212)
Basic net income per share	$(0.05)	$0.08	$0.15	$0.11
Diluted net income per share	$(0.05)	$0.07	$0.15	$0.11
Weighted average shares outstanding:
Basic number of shares	26,869	27,024	27,159	27,241
Effect of dilutive stock options	—	163	163	180

Diluted number of shares	26,869	27,187	27,322	27,421

	Year ended December 31, 2015
	March 31	June 30	Sept. 30	Dec. 31
Net sales	$163,746	$164,856	$154,824	$183,854
Income from operations	$13,934	$13,589	$10,122	$(10,848)
Net income (a)	$6,001	$6,953	$4,630	$(25,015)
Comprehensive income (loss)(a)	$(11,856)	$10,955	$(2,121)	$(28,929)
Basic net income per share	$0.32	$0.36	$0.17	$(0.93)
Diluted net income per share	$0.31	$0.36	$0.17	$(0.93)
Weighted average shares outstanding:
Basic number of shares	18,996	19,215	26,839	26,840
Effect of dilutive stock options	384	367	328	—

Diluted number of shares	19,380	19,582	27,167	26,840

(a)	During the fourth quarter ended December 31, 2016, the Company identified certain prior period tax errors. The Company has determined that such errors were not material to the previously issued financial statements and therefore has corrected for such errors as out of period adjustments in 2016, resulting in $998 of tax benefit being recognized in the fourth quarter of 2016 that should have been recognized in the fourth quarter of 2015. During 2016 the Company identified certain prior period comprehensive income errors which primarily related to the accounting for deferred taxes related to unrealized gains (losses) of the fair value of derivatives and the accounting for the foreign currency translation of goodwill (see Note 10). The Company has determined that such errors were not material to the previously issued financial statements and therefore has corrected for such errors as out of period adjustments. The impact of these errors on other comprehensive income resulted in an increase (decrease) to comprehensive income of $582, $(517), $(2,542), $3,104, $91, $166, $345, $(955) for the quarters ended March 31, 2016, June 30, 2016, September 31, 2016, December 31, 2016, March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015.

The year ended December 31, 2016 fully reflects the acquisition activity from 2015 and 2014. Line items such as Selling, general and administrative costs, Depreciation and amortization, Restructuring and impairment charges, excluding goodwill impairment, and Interest expense, all increased as a result of increased bases in assets and higher debt and employee levels. There were no acquisitions made during 2016.

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

The majority of our Accumulated other comprehensive income balance relates to foreign currency translation of our foreign subsidiary balances. During the year ended December 31, 2016, we had other comprehensive loss of $9.0 million due to foreign currency translations and $3.0 million loss due to change in fair value of the interest rate swap. The interest rate swap amounts were reclassified out of accumulated other comprehensive income during the three months ended September 30, 2016. Amounts were reclassified due to the forecasted transactions no longer being probable. During the year ended December 31, 2015, we had other comprehensive loss of $21.9 million due to foreign currency translations and a $2.6 million loss due to change in fair value of interest rate hedge. During the year ended December 31, 2014, we had other comprehensive loss of $17.7 million due to foreign currency translations and a $0.4 million loss due to change in fair value of interest rate hedge.

19)	Fair Value Measurements

We present fair value measurements and disclosures applicable to both our financial and nonfinancial assets and liabilities that are measured and reported on a fair value basis. Fair value is an exit price representing the expected amount we would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date. We have followed consistent methods and assumptions to estimate the fair values as more fully described in Note 1 of the Notes to Consolidated Financial Statements.

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. At September 30, 2016, the carrying values of all of these financial instruments, except the long-term debt with fixed interest rates, approximated fair value. The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. The fair value of our fixed-rate long-term debt is estimated based on the Bloomberg algorithm, which takes into account similar sized and industry debt (a Level 2 category fair value measurement). As of December 31, 2016, the fair value of our fixed-rate debt was $265.3 million, and $260.4 net of debt issuance costs.

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

Effective December 16, 2014, we entered into a $150 million swap that went into effect on December 29, 2015 (one year delayed start), at which time our rate was locked at 6.966% until December 31, 2018. As of December 31, 2016 and as a result of post-effective amendments to the derivative, our interest rate is now fixed at 6.466% through December 31, 2018. Prior to December 16, 2014, we did not have any existing interest rate hedges. The hedge instrument will be 100% effective and as such the mark to market gains or losses on this hedge will be included in accumulated other comprehensive income (loss), to the extent effective, and reclassified into interest expense over the term of the related debt instruments.

The tables below summarizing the fair value measurement of this swap valued on a recurring basis on a gross basis:

		Fair Value Measurements at December 31, 2016
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset—current	$69	$—	$69	$—
Derivative asset—noncurrent	6	—	6	—
Derivative liability—current	(1,903)	—	(1,903)	—
Derivative liability—noncurrent	(1,028)	—	(1,028)	—

	$(2,856)	$—	$(2,856)	$—

		Fair Value Measurements at December 31, 2015
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset—current	$388	$—	$388	$—
Derivative asset—noncurrent	368	—	368	—
Derivative liability—current	(2,098)	—	(2,098)	—
Derivative liability—noncurrent	(1,673)	—	(1,673)	—

	$(3,015)	$—	$(3,015)	$—

Our policy is to manage interest expense using a mix of fixed and variable rate debt. To manage this mix effectively, we may enter into interest rate swaps in which we agree to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

Our $150 million interest rate swap went into effect on December 29, 2015, at which time our interest rate was effectively 6.966%. The objective of the hedge was to eliminate the variability of cash flows in interest payments on the first $150 million of variable interest rate debt (the Term Loan B). The variable rate benchmark was the three month LIBOR rate for both the Term Loan B and the interest rate swap. The changes in cash flows of the interest rate swap were expected to exactly offset the changes in cash flows of the Term Loan B. The hedged risk was the interest rate risk exposure to changes in the interest payments, attributable to changes in the benchmark three month LIBOR interest rates (subject to a 1.0% LIBOR index floor) from December 29, 2015 through December 31, 2018. As disclosed in Note 7 of the Notes to Consolidated Financial Statements, Long-Term Debt, the LIBOR floor index was lowered to 0.75% on September 30, 2016, and our intent regarding future interest rate resets changed. Three-month LIBOR was above the floor, and it was more economical to use one month LIBOR. Therefore, our intensions called into question the probability of the amounts deferred in accumulated other comprehensive income (“AOCI”) as the forested transactions would not be probable. As a result, we chose to discontinue hedge accounting, reclassified all amounts in AOCI to earnings, and began to account for the interest rate swap on a mark-to-market basis. The change in reporting will have no impact on our reported cash flows, although future results of operations on a generally accepted accounting principles basis will be affected by the potential volatility of mark-to-market gains and losses which fluctuate with changes in interest rates.

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

We have elected to present the derivative contracts on a gross basis in the Consolidated Balance Sheet included within other current assets and other non-current assets and other current liabilities and other non-current liabilities. To the extent we presented the derivative contract on a net basis, we would have a derivative in a net liability position of $2.9 million as of December 31, 2016. We do not have any cash collateral due under such agreements.

As of December 31, 2016, we reported no gains or losses in AOCI related to the interest rate swaps. In connection with lowering the LIBOR index floor from 1.0% to 0.75% within the $150 million interest rate swap, we received a $0.3 million payment that reduced the net liability position on the $150 million interest rate swap. The payment was reported as Derivative payments (receipts) on interest rate swap on the Condensed Consolidated Balance Sheet. Additionally, during 2016 when the interest rate swap was accounted for in accordance with hedge accounting, the periodic settlements and related reclassification of other comprehensive income was $1.4 million of net hedging losses on the interest rate swap in the interest expense line on the Consolidated Statements of Operations. We recognized $0.6 million of interest rate swap settlements for the third quarter of 2016 in Derivative payments (receipts) on interest rate swap line on the Consolidated Statement of Operations. If there are no changes in the interest rates for the next twelve months, we expect $1.8 million in cash payments related to the interest rates swap. See the following “Derivatives’ Hedging Relationships” section of this Note for more information regarding the impact of the interest rate swaps on our Condensed Consolidated Financial Statements.

Derivatives’ Hedging Relationships

	Amount recognized in Other Comprehensive Income (effective portion)		Location of gain/(loss) reclassified from AOCI into Net Income (effective portion)	Pre-tax amount of gain/(loss) reclassified from AOCI in Net Income (effective portion)
Derivatives’ Cash Flow Hedging Relationships	December 31, 2016	December 31, 2015		December 31, 2016	December 31, 2015
Forward starting interest rate swap contract	$—	$(3,015)	Interest Expense	$(1,393)	$—

	$—	$(3,015)		$(1,393)	$—

As of December 31, 2016, we did not own derivative instruments that were classified as fair value hedges or trading securities. In addition, as of December 31, 2016, we did not own derivative instruments containing credit risk contingencies.

20)	Equity Offering

On July 1, 2015, we closed an underwritten registered public offering of common stock offered pursuant to a shelf registration statement on Form S-3 that was previously filed with, and declared effective by, the Securities Exchange Commission. The total number of shares of common stock sold was 7,590,000 at a public offering price of $24.00 per share. All of the shares in the offering were sold by us. Our net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $173.1 million. Of these proceeds, $148.7 million was used for repayment of principal and interest on our existing debt.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined under Rule l3a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, because of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of December 31, 2016, management identified the following material weaknesses. We did not maintain an effective control environment due to a lack of a sufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with our financial reporting requirements. This material weakness in the control environment contributed to the following material weaknesses: we did not design and maintain effective internal control over: (i) the accounting for business combinations, which specifically included not designing and maintaining controls over the (a) accuracy, valuation and presentation and disclosure for allocating goodwill to its international businesses and (b) completeness, accuracy and valuation of deferred income taxes recorded in connection with business combinations; and (ii) the accounting for income taxes, which specifically included not designing and maintaining controls over the completeness, accuracy, valuation and presentation and disclosure of deferred income tax accounts, income tax provision and related disclosures. These material weaknesses resulted in immaterial errors to goodwill, non-current deferred tax liabilities, income taxes and other comprehensive income in our consolidated financial statements for the years ended December 31, 2016, 2015 and 2014. Additionally, these control deficiencies could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Based on its evaluation, and as a result of the material weaknesses discussed above, management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Plan for Material Weaknesses

In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our board of directors, has dedicated significant resources and efforts to improve our control environment and has taken immediate action to remediate the material weaknesses identified. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures. The remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

•	Have hired additional personnel, which includes persons with knowledge of and technical expertise in SEC reporting and tax matters, including a Tax Director during the 4th quarter of 2016, and established appropriate roles and responsibilities within our finance and accounting organization to improve our knowledge and expertise over financial reporting. In 2017, we will continue to augment the personnel within our finance and accounting organization;

•	Instituted, and will continue to provide, additional training programs for our finance and accounting personnel; and

•	Strengthening our business combination and income tax control process with improved accounting policies, documentation standards, technical oversight and training.

These material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We believe the measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

As discussed in the “Remediation Plan for Material Weaknesses” section above, there were changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Risk Factor Insert:

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. As disclosed in Item 9A, management identified certain material weaknesses in our internal control over financial reporting. Because of these material weaknesses, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016. With the oversight of the audit committee, we have begun taking steps to remediate the underlying cause of these material weaknesses and improve the design of controls.

While we expect to take the measures necessary to address the underlying causes of these material weaknesses, we cannot at this time estimate how long it will take and our efforts may not prove to be successful in remediating these material weaknesses. While we have not incurred and do not expect to incur material expenses specifically related to the remediation of these material weaknesses, actual expenses may exceed our current estimates and overall costs of compiling the system and processing documentation necessary to assess the effectiveness of our internal control over financial reporting may be material.

If we are unable to successfully remediate these material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, and our stock price may decline materially as a result, all of which could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10-K concerning our directors is contained in the sections entitled “Information about the Directors” and “Beneficial Ownership of Common Stock” of our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

Our Code of Conduct/Ethics Statement, as amended (the “Code”), was most recently approved by our Board on August 11, 2016. The Code is applicable to all officers, directors and employees. The Code is posted on our website at www.nninc.com. Information contained on our website is not part of this Annual Report on Form 10-K. We will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

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

Information required by Item 201(d) of Regulation S-K concerning our equity compensation plans is set forth in the table below:

Table of Equity Compensation Plan Information

(in thousands, except per share data)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	897	$12.22	2,300
Equity compensation plans not approved by security holders	—	—	—
Total	897	$12.22	2,300

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a)	List of Documents Filed as Part of this Report

1. Financial Statements

The financial statements of NN, Inc. filed as part of this Annual Report on Form 10-K begin on the following pages hereof:

2. Financial Statement Schedules

The required information is reflected in the Notes to Consolidated Financial Statements within Item 8.

3. See Index to Exhibits (attached hereto)

(b)	Exhibits: See Index to Exhibits (attached hereto).

NN, Inc. will provide without charge to any person, upon the written request of such person, a copy of any of the Exhibits to this Form 10-K.

(c)	Not Applicable

Item 16.	Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NN, Inc.

By:	/S/ RICHARD D. HOLDER
Richard D. Holder
Chief Executive Officer, President and Director

Dated: March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date
/s/ RICHARD D. HOLDER	Chief Executive Officer, President and Director	March 16, 2017
Richard D. Holder

/S/ THOMAS C. BURWELL, JR.	Senior Vice President- Chief Financial Officer	March 16, 2017
Thomas C. Burwell, Jr.

/S/ G. RONALD MORRIS	Non-Executive Chairman, Director	March 16, 2017
G. Ronald Morris

/s/ ROBERT E. BRUNNER	Director	March 16, 2017
Robert E. Brunner

/S/ WILLIAM DRIES	Director	March 16, 2017
William Dries

/S/ DAVID K. Floyd	Director	March 16, 2017
David K. Floyd

/S/ DAVID L. PUGH	Director	March 16, 2017
David L. Pugh

/S/ STEVEN T. WARSHAW	Director	March 16, 2017
Steven T. Warshaw

Index to Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of July 18, 2014, by and among NN, Inc., PMC Global Acquisition Corporation, Autocam Corporation, Newport Global Advisors, L.P., and John C. Kennedy	8-K	000-23486	2.1	July 22, 2014

2.2	Stock Purchase Agreement, dated as of August 17, 2015, by and among NN, Inc., Precision Engineered Products Holdings, Inc. and PEP Industries, LLC	8-K	000-23486	2.1	August 18, 2015

3.1	Restated Certificate of Incorporation of NN, Inc.	S-3	333-89950	3.1	June 6, 2002

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of NN, Inc., as filed with the Secretary of the State of Delaware	8-K	000-23486	3.1	December 18, 2008

3.3	Amended and Restated By-Laws of NN, Inc.	8-K	000-23486	3.1	November 20, 2015

4.1	The specimen stock certificate representing NN, Inc.’s Common Stock, par value $0.01 per share	S-3	333-89950	4.1	June 6, 2002

4.2	Stockholders’ Agreement, effective as of August 29, 2014, by and between NN, Inc. and John C. Kennedy	8-K	000-23486	4.1	September 2, 2014

4.3	Indenture, dated as of October 19, 2015, by and among NN, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee	8-K	000-23486	4.1	October 20, 2015

4.4	Form of the NN, Inc. 10.25% Senior Notes due 2020	8-K	000-23486	4.2	October 20, 2015

4.5	Supplemental Indenture, dated as of October 19, 2015, by and among NN, Inc., certain direct and indirect subsidiaries of NN, Inc., as additional subsidiary guarantors, and U.S. Bank National Association, as trustee	8-K	000-23486	4.3	October 20, 2015

10.1*	NN, Inc. 2005 Stock Incentive Plan	S-8	333-130395	4.3	December 16, 2005

10.2*	NN, Inc. 2011 Amended and Restated Stock Incentive Plan	DEF14A	000-23486	Appendix A	April 1, 2016

10.3*	Form of Indemnification Agreement	S-3/A	333-89950	10.6	July 15, 2002

10.4*	Elective Deferred Compensation Plan, dated February 26, 1999	10-K	000-23486	10.16	March 31, 1999

10.5*	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between NN, Inc. and James H. Dorton	8-K	000-23486	10.2	September 18, 2012

10.6*	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between NN, Inc. and Thomas C. Burwell	8-K	000-23486	10.3	September 18, 2012

10.7*	Amended and Restated Executive Employment Agreement, dated September 13, 2012, by and between the Whirlaway and James R. Widders	8-K	000-23486	10.6	September 18, 2012

10.8*	Executive Employment Agreement, dated May 8, 2013, between NN, Inc. and Richard D. Holder	8-K	000-23486	10.1	May 10, 2013

10.9	Escrow Agreement, effective as of August 29, 2014, by and among NN, Inc., Newport Global Advisors, L.P., John C. Kennedy and Computershare Trust Company, N.A.	8-K	000-23486	10.3	September 2, 2014

10.10	Indemnity Agreement, effective as of August 29, 2014, by and among NN, Inc. and each of the shareholders of Autocam Corporation identified therein	8-K	000-23486	10.4	September 2, 2014

10.11*	Executive Employment Agreement, dated September 9, 2014, between NN, Inc. and Warren A. Veltman	10-K	000-23486	10.27	March 16, 2015

10.12*	Executive Employment Agreement, dated October 6, 2014, between NN, Inc. and L. Jeffrey Manzagol	10-K	000-23486	10.28	March 16, 2015

10.13*	Separation Agreement and Release, dated as of April 4, 2016, by and between James H. Dorton and NN, Inc.	8-K	000-23486	10.1	April 4, 2016

10.14	Amended and Restated Registration Rights Agreement, dated as of June 10, 2016, by and among NN, Inc., the guarantors party thereto, SunTrust Robinson Humphrey, Inc., on behalf of itself and as representative of the initial purchasers, Spring Capital II Subsidiary, L.P., Summit Partners Credit Fund II, L.P, Summit Partners Credit Fund B-2, L.P., Summit Partners Credit Fund A-2, L.P., Summit Investors Credit II, LLC, Summit Investors Credit II (UK), L.P. and Summit Partners Credit Offshore Intermediate Fund II, L.P.	8-K	000-23486	10.1	June 10, 2016

10.15	Amendment and Restatement Agreement, dated as of September 30, 2016, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, SunTrust Bank, KeyBank National Association and Regions Bank	8-K	000-23486	10.1	October 3, 2016

10.16	Incremental Amendment to Amended and Restated Credit Agreement, dated as of October 31, 2016, among NN, Inc., the Guarantors, HomeTrust Bank, as 2016 Revolving Credit Increase Lender, KeyBank National Association, as an L/C Issuer, Regions Bank, as Swing Line Lender and an L/C Issuer, and SunTrust Bank, as Administrative Agent and an L/C Issuer	8-K	000-23486	10.1	November 4, 2016

10.17	NN, Inc. 2016 Omnibus Incentive Plan	DEF14A	000-23486	Appendix A	November 10, 2016

10.18#	Form of Incentive Stock Option Agreement under the 2016 Omnibus Incentive Plan

10.19#	Form of Nonqualified Stock Option Agreement under the 2016 Omnibus Incentive Plan

10.20#	Form of Restricted Share Award Agreement under the 2016 Omnibus Incentive Plan

10.21#	Form of Performance Share Unit Award Agreement under the 2016 Omnibus Incentive Plan

12.1#	Calculation of Ratios of Earnings to Fixed Charges

21.1#	List of Subsidiaries of NN, Inc.

23.1#	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2#	Consent of Deloitte Touche Tohmatsu Certified Public Accountants LLP, Independent Registered Public Accounting Firm

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act

32.1##	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act

32.2##	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act

99.1#	Financial Statements of Wuxi Weifu Autocam Precision Machinery Co., Ltd.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Service

101.CAL#	Taxonomy Calculation Linkbase

101LAB#	XBRL Taxonomy Label Linkbase

101.PRE#	XBRL Presentation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.
#	Filed herewith
##	Furnished herewith