Form 10-Q
period 2017-03-31
NN INC
filed 2017-05-04
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017, there were 27,465,072 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NN, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months ended
	March 31,
(in thousands, except per share data)	2017	2016
Net sales	$226,314	$212,226
Cost of products sold (exclusive of depreciation and amortization shown separately below)	166,954	159,754
Selling, general and administrative	21,494	20,712
Depreciation and amortization	15,568	17,348
Restructuring and integration	140	2,538

Income from operations	22,158	11,874

Interest expense	14,956	16,422
Derivative losses on change in interest rate swap fair value	(88)	—
Other (income) expense, net	(724)	(1,129)

Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	8,014	(3,419)
Provision (benefit) expense for income taxes	2,300	(720)
Share of net income from joint venture	1,693	1,400

Net income (loss)	$7,407	$(1,299)

Other comprehensive income:
Change in fair value of interest rate hedge	—	(1,002)
Foreign currency translation gain	4,706	6,719

Other comprehensive income	4,706	5,717

Comprehensive income	$12,113	$4,418

Basic income per share:
Net income (loss)	$0.27	$(0.05)

Weighted average shares outstanding	27,303	26,869

Diluted income per share:
Net income (loss)	$0.27	$(0.05)

Weighted average shares outstanding	27,634	26,869

Cash dividends per common share	$0.07	$0.07

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash	$19,583	$14,405
Accounts receivable, net	159,569	139,547
Inventories	116,561	114,851
Other current assets	14,629	11,752

Total current assets	310,342	280,555

Property, plant and equipment, net	328,214	322,953
Goodwill, net	451,447	450,311
Intangible assets, net	250,112	255,981
Investment in joint venture	42,387	40,694
Other non-current assets	8,541	9,892

Total assets	$1,391,043	$1,360,386

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$77,673	$75,719
Accrued salaries, wages and benefits	23,450	24,996
Income taxes payable	8,014	2,125
Current maturities of long-term debt	10,753	12,751
Current portion of obligation under capital lease	3,664	3,762
Other current liabilities	26,633	19,263

Total current liabilities	150,187	138,616

Non-current deferred tax liabilities	99,051	99,591
Long-term debt, net of current portion	799,450	785,713
Accrued post-employment benefits	5,512	5,765
Obligation under capital lease, net of current portion	5,063	5,851
Other	3,901	9,651

Total liabilities	1,063,164	1,045,187
Total stockholders’ equity	327,879	315,199

Total liabilities and stockholders’ equity	$1,391,043	$1,360,386

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock				Accumulated
(in thousands of dollars and shares)	Number of shares	Par value	Additional paid in capital	Retained earnings	other comprehensive income (loss)	Non- controlling interest	Total
Balance, December 31, 2016	27,249	$272	$284,508	$55,509	$(25,122)	$32	$315,199
Net income	—	—	—	7,407	—	—	7,407
Dividends paid	—	—	—	(1,910)	—	—	(1,910)
Stock option expense	—	—	381	—	—	—	381
Shares issued for option exercises	80	1	911	—	—	—	912
Restricted and performance based stock compensation expense	83	—	771	—	—	—	771
Restricted shares forgiven for taxes and forfeited	(14)	—	(327)	—	—	—	(327)
Foreign currency translation gain	—	—	—	—	4,706	—	4,706
Adoption of new accounting standard (see Note 1)	—	—	—	740	—	—	740

Balance, March 31, 2017	27,398	$273	$286,244	$61,746	$(20,416)	$32	$327,879

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2017	2016
Cash flows from operating activities:
Net income (loss)	$7,407	$(1,299)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,568	17,348
Amortization of debt issuance costs	1,221	911
Total derivative mark-to-market gains, net of cash settlements	(88)	—
Joint venture net income in excess of cash received	(1,693)	(1,400)
Compensation expense from issuance of restricted stock and incentive stock options	1,152	1,001
Deferred income tax benefit	—	1,029
Changes in operating assets and liabilities:
Accounts receivable	(19,332)	(20,318)
Inventories	(1,025)	(283)
Accounts payable	1,394	1,191
Other	605	5,341

Net cash provided by operating activities	5,209	3,521

Cash flows from investing activities:
Acquisition of property, plant and equipment	(8,565)	(8,008)
Proceeds from disposals of property, plant and equipment	27	17

Net cash used by investing activities	(8,538)	(7,991)

Cash flows from financing activities:
Dividends Paid	(1,910)	(1,879)
Proceeds from long-term debt	14,000	11,000
Repayment of long-term debt	(1,437)	(1,437)
Repayment of short-term debt, net	(2,045)	(969)
Proceeds from issuance of stock and exercise of stock options	912	—
Shares withheld to satisfy income tax withholding	(327)	(89)
Principal payments on capital lease	(901)	(1,342)

Net cash provided by financing activities	8,292	5,284

Effect of exchange rate changes on cash flows	215	(822)
Net change in cash and cash equivalents	5,178	(8)
Cash and cash equivalents at beginning of period	14,405	15,087

Cash and cash equivalents at end of period	$19,583	$15,079

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

(In thousands, except per share data)

Note 1. Interim Financial Statements

We are a diversified industrial company and a leading global manufacturer of high precision bearing components, industrial plastic products and precision metal components to a variety of markets on a global basis. We have 40 manufacturing plants in North America, Western Europe, Eastern Europe, South America and Asia. Our business is aggregated into three reportable segments, the Precision Bearing Components Group, the Precision Engineered Products Group and the Autocam Precision Components Group. As used in this Quarterly Report on Form 10-Q, the terms “NN”, the “Company”, “we”, “our”, or “us” mean NN, Inc. and its subsidiaries.

The accompanying Condensed Consolidated Financial Statements of NN, Inc. have not been audited, except that the Condensed Consolidated Balance Sheet at December 31, 2016 was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”), on March 16, 2017. In our opinion, these Condensed Consolidated Financial Statements reflect all adjustments necessary to fairly state the results of operations for the three month periods ended March 31, 2017 and 2016, our financial position at March 31, 2017 and December 31, 2016, and the cash flows for the three month periods ended March 31, 2017 and 2016 on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly our financial position and operating results for the interim periods.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited, Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the 2016 Annual Report. The results for the three months ended March 31, 2017 are not necessarily indicative of results for the year ending December 31, 2017 or any other future periods.

Newly Adopted Accounting Standards

During March 2016, accounting standard update (“ASU”) 2016-09 – Improvements to Employee Share-Based Payment Accounting was issued regarding the guidance of how companies will account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled (i.e., additional paid-in capital or APIC pools will be eliminated). The guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. As of January 1, 2017, we adopted ASU 2016-09 and the results of the Standard are reflected in the three months ended March 31, 2017 balances. Upon adoption, historical tax benefits were reclassified from deferred taxes to retained earnings, prospective tax benefits will be recognized in income tax expense; tax payments in respect of shares withheld for taxes are now classified in the financing section of the statement of cash flows; and the dilutive earnings per share calculation excludes the tax benefits that generated more diluted shares. The effects of adoption were immaterial to the Financial Statements.

Issuance of New Accounting Standards

In May 2014, the FASB issued accounting guidance that provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most of the existing revenue recognition requirements. Under this guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued accounting guidance that delayed the effective date of this standard by one year, making the guidance effective for fiscal years beginning after December 15, 2017. The new revenue guidance may impact the timing of recognition for certain Company’s customer incentives. Factors that will affect pre-and post-implementation include, but are not limited to, identifying all the contracts that exist and whether incidental obligations or marketing incentives included in those contracts are performance obligations. The revenue recognition standard may impact the timing of when revenue received under these performance obligations is recognized. We are still evaluating the impact the adoption of these ASC updates will have on our financial condition, results of operations and cash flows by performing scoping and contract analysis procedures. We intend to adopt these standards effective January 1, 2018 on a full retrospective transition method and also intend on applying all practical expedients related to completed contracts upon adoption. Our final evaluation of the impact of adopting these ASC updates is expected to be completed during 2017.

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

The FASB issued ASU 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). This ASU provides clarification on how certain cash receipts and cash payments are presented and classified on the statement of cash flows. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a retrospective approach if practicable, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Statement of Cash Flows.

During January 2017, the FASB issued ASU 2017-04 – Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for interim and annual goodwill impairment testing dates after January 1, 2017. We are currently evaluating the impact this new guidance is expected to have on our financial position or results of operations and related disclosures.

Except for per share data or as otherwise indicated, all dollar amounts presented in the tables in these Notes to the Condensed Consolidated Financial Statements are in thousands.

Note 2. Inventories

Inventories are comprised of the following:

	March 31, 2017	December 31, 2016
Raw materials	$51,022	$49,205
Work in process	32,829	31,348
Finished goods	32,710	34,298

Inventories	$116,561	$114,851

Inventories on consignment at customer locations as of March 31, 2017 and December 31, 2016 totaled $4.4 million and $5.0 million, respectively.

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the average cost method. The inventory valuations above were developed using normalized production capacities for each of our manufacturing locations. Any costs from abnormal excess capacity or underutilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

Note 3. Net Income Per Share

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$7,407	$(1,299)

Weighted average shares outstanding	27,303	26,869
Effect of dilutive stock options	331	—

Diluted shares outstanding	27,634	26,869

Basic net income (loss) per share	$0.27	$(0.05)

Diluted net income (loss) per share	$0.27	$(0.05)

For both the three month periods ended March 31, 2017 and 2016, approximately 0.6 million and 0.8 million potentially dilutive stock options, respectively, had the effect of being anti-dilutive and were excluded from the calculation of diluted earnings per share

Note 4. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the notes to the consolidated financial statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in the 2016 Annual Report. Our business is aggregated into three reportable segments, the Precision Bearing Components Group, the Precision Engineered Products Group and the Autocam Precision Components Group. We account for inter-segment sales and transfers at current market prices. We did not have any significant inter-segment transactions during the three month period ended March 31, 2017.

	Precision Bearing Components Group	Autocam Precision Components Group	Precision Engineered Products Group	Corporate and Consolidations	Total
Three Months ended March 31, 2017
Revenues from external customers	$68,759	$86,446	$71,109	$—	$226,314
Income (loss) from operations	$8,402	$10,601	$10,914	$(7,759)	$22,158
Total assets	$226,829	$428,512	$727,418	$8,284	$1,391,043

Three Months ended March 31, 2016
Revenues from external customers	$64,745	$83,990	$63,491	$—	$212,226
Income (loss) from operations	$6,326	$6,527	$5,421	$(6,400)	$11,874
Total assets	$227,852	$426,741	$737,956	$3,068	$1,395,617

Note 5. Long-Term Debt

Long-term debt at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
$545.0 million Senior Secured Term Loan B (“Senior Secured Term Loan”) bearing interest at the greater of 0.75% or 1 month LIBOR (0.98% at March 31, 2017) plus an applicable margin of 4.25% at March 31, 2017, expiring October 19, 2022, net of debt issuance costs of $18.2 million at March 31, 2017 and $19.0 million at December 31, 2016.	$523,884	$524,539

$143.0 million Senior Secured Revolver (“Senior Secured Revolver”) bearing interest at LIBOR (0.98% at March 31, 2017) plus an applicable margin of 3.50% at March 31, 2017, expiring October 19, 2020, net of debt issuance costs of $2.5 million at March 31, 2017 and $2.7 million at December 31, 2016.	38,021	25,298

$250.0 million Senior Notes (“Senior Notes”)bearing interest at 10.25%, maturing on November 1, 2020, net of debt issuance costs of $4.7 million at March 31, 2017 and $4.9 million at December 31, 2016.	245,340	245,077

French Safeguard Obligations (Autocam)	363	358

Brazilian lines of credit and equipment notes (Autocam)	489	573

Chinese line of credit (Autocam)	2,106	2,619

Total debt	810,203	798,464

Less current maturities of long-term debt	10,753	12,751

Long-term debt, excluding current maturities of long-term debt	$799,450	$785,713

See subsequent event footnote related to amending the Senior Secured Term Loan for the Incremental Term Loan and the redemption of the Senior Notes.

As part of Autocam Corporation (“Autocam”), we assumed certain foreign credit facilities. These facilities relate to local borrowings in France, Brazil and China. These facilities are with financial institutions in the countries in which foreign plants operate and are used to fund working capital and equipment purchases in those countries. The following paragraphs describe these foreign credit facilities.

Our French operation (acquired with Autocam) has liabilities with certain creditors subject to Safeguard protection. The liabilities are being paid annually over a 10-year period until 2019 and carry a zero percent interest rate. Amounts due as of March 31, 2017 to those creditors opting to be paid over a 10-year period totaled $0.4 million, of which $0.1 million is included in current maturities of long-term debt and $0.3 million is included in long-term debt, net of current portion, on the Condensed Consolidated Balance Sheet.

The Brazilian equipment notes represent borrowings from certain Brazilian banks to fund equipment purchases for Autocam’s Brazilian plants. These credit facilities have annual interest rates ranging from 2.5% to 9.1%.

The Chinese line of credit is a working capital line of credit with a Chinese bank bearing an annual interest rate of approximately 4.6%.

Note 6. Goodwill, Net

The changes in the carrying amount of goodwill, net, for the three months ended March 31, 2017 are as follows:

	Precision Bearing Components Group	Autocam Precision Components Group	Precision Engineered Products Group	Total
Balance as of December 31, 2016	$8,909	$70,717	$370,685	$450,311
Currency impacts	88	104	944	1,136

Balance as of March 31, 2017	$8,997	$70,821	$371,629	$451,447

The goodwill balances are tested for impairment on an annual basis during the fourth quarter and more often if a triggering event occurs. As of March 31, 2017, there were no indications of impairment at the reporting units with goodwill balances.

Note 7. Intangible Assets, Net

The changes in the carrying amount of intangible assets, net, for the three months ended March 31, 2017 are as follows:

	Precision Bearing Components Group	Autocam Precision Components Group	Precision Engineered Products Group	Total
Balance as of December 31, 2016	$1,718	$42,928	$211,335	$255,981
Amortization	(52)	(874)	(4,966)	(5,892)
Currency impacts	16	7	—	23

Balance as of March 31, 2017	$1,682	$42,061	$206,369	$250,112

Note 8. Shared-Based Compensation

The share-based compensation expense during the three months ended March 31, 2017 and 2016 consisted of the following:

	Three Months Ended March 31,
	2017	2016
Stock options	$381	$202
Restricted stock	460	648
Performance share units	311	151

Share-based compensation	$1,152	$1,001

Stock Options

During the three months ended March 31, 2017, we granted 125,700 option awards to officers and certain other key employees. The weighted average grant date fair value of options granted during the three months ended March 31, 2017, was $11.84. The fair value of our options cannot be determined by market value, because our options are not traded in an open market. Accordingly, we utilized the Black Scholes financial pricing model to estimate the fair value. The weighted average assumptions relevant to determining the fair value of the 2017 stock option grants are below:

2017 Stock Option Awards
Term	6 years
Risk free interest rate	2.03%
Dividend yield	1.16%
Expected volatility	56.56%
Expected forfeiture rate	3.00%

The following table provides a reconciliation of option activity for the three months ended March 31, 2017:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	897	$12.22
Granted	126	24.20
Exercised	(81)	11.45
Forfeited or expired	(2)	13.29

Outstanding at March 31, 2017	940	$13.88	6.5	$10,643	(1)

Exercisable at March 31, 2017	694	$12.11	5.4	$9,081	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at March 31, 2017.

Restricted Stock

During the three months ended March 31, 2017, we granted 83,135 restricted stock awards to non-executive directors, officers and certain other key employees. The shares of restricted stock granted during the three months ended March 31, 2017, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The fair value of the shares issued was determined by using the grant date closing price of our common stock, or $24.20.

Performance Share Units

During the three months ended March 31, 2017, we granted 98,618 restricted stock awards to officers and certain other key employees. The performance share units granted will be satisfied in the form of shares of common stock during 2020 if certain performance and/or market conditions are met. We are recognizing the compensation expense over the three-year period in which the performance and market conditions are measured. The fair value of the performance share units issued was determined by using the grant date closing price of our common stock for the units with a performance condition, or $24.20, and a Monte Carlo valuation model for the units that have a market condition, or $29.84.

Note 9. Provision for Income Taxes

Our effective tax rate for the three-month period ended March 31, 2017 was 29% as compared to 21% for the three-month period ended March 31, 2016. Our effective tax rate for 2017 and 2016 differs from the U.S. federal statutory rate of 34% due primarily to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate.

Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $0.6 million related to the expiration of the statutes of limitations, of which $0.5 million would reduce income tax expense.

Note 10. Commitments and Contingencies

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

We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at March 31, 2017 for this matter. There was no material change in the status of this matter from December 31, 2016 to March 31, 2017.

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

Note 11. Investment in Non-Consolidated Joint Venture

As part of the Autocam acquisition, we own a 49% investment in a joint venture with an unrelated entity called Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a Chinese company located in Wuxi, China. The JV is jointly controlled and managed, and is being accounted for under the equity method.

Below are the components of our JV investment balance and activity for the period ending March 31, 2017:

Balance as of December 31, 2016	$40,694
Our share of cumulative earnings	1,807
Accretion of basis difference from purchase accounting	(114)

Balance as of March 31, 2017	$42,387

The following table summarizes balance sheet information for the JV:

	March 31, 2017	December 31, 2016
Current assets	$37,441	$31,295
Non-current assets	23,463	22,522

Total assets	$60,904	$53,817

Current liabilities	$15,853	$13,549

Total liabilities	$15,853	$13,549

We had sales to the JV of approximately $0.1 million during the three months ended March 31, 2017. Amounts due to us from the JV were $0.1 million as of March 31, 2017.

Note 12. Fair Value Measurements

We present fair value measurements and disclosures applicable to both our financial and nonfinancial assets and liabilities that are measured and reported on a fair value basis. Fair value is an exit price representing the expected amount we would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date. We have followed consistent methods and assumptions to estimate the fair values as more fully described in the 2016 Annual Report.

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. At March 31, 2017, the carrying values of all of these financial instruments, except the long-term debt with fixed interest rates, approximated fair value. The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. The fair value of our fixed-rate long-term debt is estimated based on the Bloomberg algorithm, which takes into account similar sized and industry debt (a Level 2 category fair value measurement). As of March 31, 2017, the fair value of our fixed-rate debt was $250.1 million, and $245.4 net of debt issuance costs.

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

Recurring Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis for our interest rate swap derivative financial instrument:

		Fair Value Measurements at March 31, 2017
Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset - current	$4	$—	$4	$—
Derivative asset - noncurrent	7	—	7	—
Derivative liability - current	(1,485)	—	(1,485)	—
Derivative liability - noncurrent	(636)	—	(636)	—

	$(2,110)	$—	$(2,110)	$—

		Fair Value Measurements at December 31, 2016
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset - current	$69	$—	$69	$—
Derivative asset - noncurrent	6	—	6	—
Derivative liability - current	(1,903)	—	(1,903)	—
Derivative liability - noncurrent	(1,028)	—	(1,028)	—

	$(2,856)	$—	$(2,856)	$—

Our policy is to manage interest expense using a mix of fixed and variable rate debt. To manage this mix effectively, we may enter into interest rate swaps in which we agree to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

Our $150 million interest rate swap went into effect on December 29, 2015, at which time our interest rate was effectively 6.966%. The objective of the hedge was to eliminate the variability of cash flows in interest payments on the first $150 million of variable interest rate debt (the Term Loan B). The variable rate benchmark was the three month LIBOR rate for both the Term Loan B and the interest rate swap. The changes in cash flows of the interest rate swap were expected to exactly offset the changes in cash flows of the Term Loan B. The hedged risk was the interest rate risk exposure to changes in the interest payments, attributable to changes in the benchmark three month LIBOR interest rates (subject to a 1.0% LIBOR index floor) from December 29, 2015 through December 31, 2018. As amended, the LIBOR floor index was lowered to 0.75% on September 30, 2016, and our intent regarding future interest rate resets changed. Three-month LIBOR was above the floor, and it was more economical to use one month LIBOR. Therefore, our intentions called into question the probability of the amounts deferred in accumulated other comprehensive income (“AOCI”) as the forecasted transactions would not be probable. As a result, we chose to discontinue hedge accounting, reclassified all amounts in AOCI to earnings, and began to account for the interest rate swap on a mark-to-market basis during 2016. The change in reporting will have no impact on our reported cash flows, although future results of operations on a generally accepted accounting principles basis will be affected by the potential volatility of mark-to-market gains and losses which fluctuate with changes in interest rates.

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

We have elected to present the derivative contracts on a gross basis in the Consolidated Balance Sheet included within other current assets and other non-current assets and other current liabilities and other non-current liabilities. To the extent we presented the derivative contract on a net basis, we would have a derivative in a net liability position of $2.1 million as of March 31, 2017. We do not have any cash collateral due under such agreements.

As of March 31, 2017, we reported no gains or losses in AOCI related to the interest rate swaps. Additionally, during 2016 when the interest rate swap was accounted for in accordance with hedge accounting, the periodic settlements and related reclassification of other comprehensive income was $1.4 million of net hedging losses on the interest rate swap in the interest expense line on the Consolidated Statements of Operations. We recognized $0.5 million of interest rate swap settlements for the first quarter of 2017 in Derivative losses on change in interest rate swap fair value line on the Consolidated Statement of Operations. If there are no changes in the interest rates for the next twelve months, we expect $1.5 million in cash payments related to the interest rates swap. See the following “Derivatives’ Hedging Relationships” section of this Note for more information regarding the impact of the interest rate swaps on our Condensed Consolidated Financial Statements.

Derivatives’ Hedging Relationships

	Amount recognized in Other Comprehensive Income (effective portion)		Location of gain/(loss) reclassified from AOCI into	Pre-tax amount of gain/(loss) reclassified from AOCI in Net Income (effective portion)
	March 31,	December 31,	Net Income (effective	March 31,	December 31,
Derivatives’ Cash Flow Hedging Relationships	2017	2016	portion)	2017	2016
Forward starting interest rate swap contract	$—	$—	Interest Expense	$—	$(1,393)

	$—	$—		$—	$(1,393)

As of March 31, 2017, we did not own derivative instruments that were classified as fair value hedges or trading securities. In addition, as of March 31, 2017, we did not own derivative instruments containing credit risk contingencies.

Note 13. Restructuring and Integration

Restructuring and integration costs totaling $0.1 million and $2.5 million were recognized in the three months ended March 31, 2017 and 2016.

Within the Precision Bearing Components Group, restructuring initiatives to optimize operations in the U.S., Italy, the Netherlands, Mexico and at segment headquarters resulted in a charge of $0.1 and $0.7 million for the three months ended March 31, 2017 and 2016, respectively. These charges consisted primarily of severance and other employee costs relating to personnel reductions.

Within the Autocam Precision Components Group, certain restructuring programs, including the closure of one facility, the Wheeling Plant, resulted in a charge of $10 thousand and $1.5 million for the three months ended March 31, 2017 and 2016, respectively.

Within the Precision Engineered Products Group, initiatives resulted in integration, site closure and employee costs of $0.3 million for the three months ended March 31, 2016. There were no charges in the three months ended March 31, 2017.

The following table summarizes restructuring and integration activity related to actions incurred for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Severance and other employee costs	$140	$1,576
Site closure and other associated costs	—	926
Integration and other associated costs	—	36

Total	$140	$2,538

	Reserve Balance at December 31, 2016	Charges	Paid in 2017	Reserve Balance at March 31, 2017
Severance and other employee costs	$3,019	$140	$(1,360)	$1,799
Site closure and other associated costs	1,626	—	(449)	1,177
Integration and other associated costs	—	—	—	—

Total	$4,645	$140	$(1,809)	$2,976

The total restructuring and impairment costs are still being identified at the various segments; therefore, we are not able to estimate the ultimate costs at this time. We will include in future filings updates to these activities along with a reconciliation of beginning and ending liabilities recorded. The amounts recorded for the three months ended March 31, 2017 for restructuring charges that have been incurred are primarily expected to be paid out during 2017. Some amounts related to foreign locations extend through 2021.

Note 14. Subsequent Event

In April 2017, we redeemed our Senior Notes for $281.6 million resulting in a loss on debt extinguishment of $36.3 million. The Senior Notes were redeemed with the proceeds of a new $300 million Incremental Term Loan (the “Incremental Term Loan”) that was added by amendment to our existing Senior Secured Term Loan. The interest rate on the Incremental Term Loan was priced at LIBOR plus 3.75%, and the Incremental Term Loan has a maturity date of April 3, 2021.

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

For additional information concerning such risk factors and cautionary statements, please see the section titled “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we filed with the SEC on March 16, 2017 (the “2016 Annual Report”).

Results of Operations

Factors That May Influence Results of Operations

The following is a description of factors that have influenced our three months ended March 31, 2017 results of operations that we believe are important to provide an understanding of our business and results of operations.

OVERALL RESULTS

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	Consolidated NN, Inc. Three Months Ended March 31,
	2017	2016	Change
Net sales	$226,314	$212,226	$14,088
Volume				14,132
Foreign exchange effects				(2,034)
Price/material inflation pass-through/mix				1,990

Cost of products sold (exclusive of depreciation and amortization shown separately below)	166,954	159,754	7,200
Volume				8,468
Foreign exchange effects				(1,435)
Mix				2,600
Inflation				1,747
Cost reduction projects/other				(4,180)

Selling, general and administrative	21,494	20,712	782
Foreign exchange effects				18
Infrastructure and staffing costs				764

Depreciation and amortization	15,568	17,348	(1,780)
Foreign exchange effects				24
Amortization of Backlog/unfavorable leasehold				(2,488)
Increase in expense				684
Restructuring and integration	140	2,538	(2,398)

Income from operations	22,158	11,874	10,284
Interest expense	14,956	16,422	(1,466)
Derivative (gains) losses on change in interest rate swap fair value	(88)	—	(88)
Other (income) expense, net	(724)	(1,129)	405

Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	8,014	(3,419)	11,433
Provision (benefit) expense for income taxes	2,300	(720)	3,020
Share of net income from joint venture	1,693	1,400	293

Net income	$7,407	$(1,299)	$8,706

Net Sales. Net sales increased during the first quarter of 2017 from the first quarter of 2016 by $14.1 million, principally due to higher volumes and changes to product mix. The higher volumes were primarily due to improvements within the industrial and medical market demand. Overall, sales were ahead of prior year by $4.0 million, $2.5 million and $7.6 million for PBC, APC and PEP. Partially offsetting these increases were the impact of devaluation of the euro and other currency denominated sales.

Cost of Products Sold (exclusive of depreciation and amortization shown separately below). The increase in cost of products sold was primarily due to the increase in demand and production volumes. Partially offsetting these increases was the impact of the devaluation of the euro and other currency denominated costs. Additionally, increases were partially offset by cost savings from production process improvement projects.

Selling, General and Administrative. The majority of the increase during the first quarter of 2017 from the first quarter of 2016 was due to the infrastructure and staffing costs incurred related to our strategic initiatives.

Depreciation and Amortization. The decrease in depreciation and amortization during the first quarter of 2017 from the first quarter of 2016 is principally due to the remaining backlog and unfavorable leasehold intangibles amortized during the first quarter of 2016. Partially offsetting the overall decrease were additional increases in depreciation expense from new capital projects capitalized.

Interest expense. Interest expense decreased $1.5 million due to lower interest rates subsequent to the third quarter 2016 refinancing of the Senior Secured Term Loan and Senior Secured Revolver and the change in accounting for derivative interest rate swaps in the same period. Interest rate swap settlements, along with the non-cash mark-to-market gains and losses, are recorded in the Derivative (gains) losses on change in interest rate swap fair value line item.

	Three Months ended March 31,
Source	2017	2016
Interest on debt	$13,647	$15,106
Interest rate swaps settlements	—	461
Amortization of debt issuance costs	1,239	939
Capital lease interest	431	283
Capitalized interest (1)	(361)	(367)

Total interest expense	$14,956	$16,422

(1)	Capitalized interest primarily relates to the equipment construction efforts at the various plants.

RESULTS BY SEGMENT

PRECISION BEARING COMPONENTS GROUP

	Three Months Ended March 31,
	2017	2016	Change
Net sales	$68,759	$64,745	$4,014
Volume				3,974
Foreign exchange effects				(2,151)
Price/material inflation pass-through/mix				2,191

Income from operations	$8,402	$6,326	$2,076

Net sales increased $4.0 million during the first quarter of 2017 from the first quarter of 2016 due to higher demand volumes and changes to product mix. The higher volumes were primarily due to demand improvements within the industrial and automotive markets.

The increase in income from operations was consistent with the increase in net sales and from continuous improvement projects.

AUTOCAM PRECISION COMPONENTS GROUP

	Three Months Ended March 31,
	2017	2016	Change
Net sales	$86,446	$83,990	$2,456
Volume				2,449
Foreign exchange effects				491
Price/material inflation pass-through/mix				(484)

Income from operations	$10,601	$6,527	$4,074

Net sales increased $2.5 million during the first quarter of 2017 from the first quarter of 2016 due to industrial market demand improvements in the US and new automotive program launches in Asia and Brazil.

The increase in income from operations was consistent with the increase in net sales. Additionally, in the prior year, income from operations included $2.3 million in restructuring costs that did not reoccur.

PRECISION ENGINEERED PRODUCTS GROUP

	Three Months Ended March 31,
	2017	2016	Change
Net sales	$71,109	$63,491	$7,618
Volume				7,709
Foreign exchange effects				(374)
Price/material inflation pass-through/mix				283

Income from operations	$10,914	$5,421	$5,493

Net sales increased $7.6 million during the first quarter of 2017 from the first quarter of 2016 due to the overall improvement in demand across the medical market from new program wins and generally market growth. Additional growth was driven through new customers within the aerospace market.

The increase in income from operations was consistent with the increase in net sales; additionally, amortization decreased due to the lack of 2017 backlog amortized, which occurred during the first quarter of 2016 and impacted operations by $2.5 million.

Changes in Financial Condition from December 31, 2016 to March 31, 2017.

From December 31, 2016 to March 31, 2017, total assets increased by $30.7 million, and current assets increased by $29.8 million. The asset balance during 2017 was driven by an increase in accounts receivable and cash and cash equivalents, offset partially by amortization expense of intangibles. Despite the increase in net sales, we held inventory levels relatively flat with days inventory outstanding decreasing approximately 5 days.

From December 31, 2016 to March 31, 2017, total liabilities increased by $18.0 million. The majority of the increase was due to the $5.9 million increase in income taxes payable, and $11.7 million increase in debt.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable and current maturities of long-term debt, was $160.2 million at March 31, 2017, compared to $141.9 million at December 31, 2016. The increase in working capital was due primarily to the increase in accounts receivable and cash and cash equivalents, as discussed above.

Cash provided by operations was $5.2 million in 2017 compared with cash provided by operations of $3.4 million in 2016. The difference was due to increased earnings, net of noncash activity, offset by increased accounts receivables.

Cash used by investing activities was $8.5 million in 2017 compared with cash used by investing activities of $8.0 million in 2016. The primary difference was capital spending related to an increased basis of plants to support and maintain.

Cash provided by financing activities was $8.3 million in 2017 compared with cash provided by financing activities of $5.4 million in 2016. The driver in 2017 was primarily related to proceeds of debt to fund working capital.

Liquidity and Capital Resources

Amounts outstanding under our Senior Secured Term Loan, Senior Notes, and our Senior Secured Revolver as of March 31, 2017, were $832.7 million (without regard to debt issuance costs). As of March 31, 2017, we could borrow up to $92.0 million under our Senior Secured Revolver subject to certain limitations. The $92.0 million of availability is net of $10.4 million of outstanding letters of credit at March 31, 2017, which are considered as usage of the Senior Secured Revolver.

Our Senior Secured Term Loan requires us to pay quarterly 0.25% (or $1.4 million) of the initial principal amount through September 30, 2022 with the remaining principal amount due on the maturity date. Additionally, as long as LIBOR stays below 0.75%, we will be paying 5.00% per annum in interest. If the LIBOR exceeds 0.75%, then the rate will be the variable LIBOR rate plus an applicable margin of 4.25%. Based on the outstanding balance at March 31, 2017, the annual interest payments would have been $28.4 million.

Our Senior Secured Revolver requires us to pay interest rate of LIBOR plus an applicable margin of 3.50%. Based on the outstanding balance at March 31, 2017, the annual interest payments would have been $1.7 million.

Our Senior Notes require us to pay annual interest of 10.25% payable semi-annually in arrears on May 1 and November 1 of each year. Based on the outstanding balance at March 31, 2017, the annual interest payments would have been $25.6 million. However, based upon the retirement of the Senior Notes discussed in Note 14 of the Notes to the Consolidated Financial Statements for information related to amending the Senior Secured Term Loan to provide for the Incremental Term Loan and the retirement of the Senior Notes, the interest paid was $10.8 million for the period November 1, 2016 through April 3, 2017.

Subsequent to March 31, 2017, we redeemed our Senior Notes for $281.6 million resulting in a loss on debt extinguishment of $36.3 million. The Senior Notes were redeemed with the proceeds of a new $300 million Incremental Term Loan (the “Incremental Term Loan”) that was added by amendment to our existing Senior Secured Term Loan. The interest rate on the Incremental Term Loan was priced at LIBOR plus 3.75%, and the Incremental Term Loan has a maturity date of April 3, 2021.

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

We invoice and receive payment from many of our customers in euros as well as other currencies. Additionally, we are party to various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. As a result of these sales, loans, payables and receivables, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of March 31, 2017, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

For the next twelve months, we expect capital expenditures to remain relatively consistent, the majority of which relate to new or expanded business. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our capital expenditures and working capital needs through this period. We base this assertion on our current availability for borrowing of up to $92.0 million and our forecasted positive cash flow from operations for the next twelve months.

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

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2016 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2016 Annual Report. There have been no changes to these policies during the three months ended March 31, 2017, except as discussed in Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

At March 31, 2017, we had $40.5 million outstanding under our variable rate revolving credit facilities, without regard to debt issuance costs. See Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. At March 31, 2017, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings under our Senior Secured Revolver would result in interest expense increasing annually by approximately $0.4 million.

At March 31, 2017, we had $542.1 million outstanding under our variable rate Senior Secured Term Loan B, without regard to debt issuance costs. See Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. At March 31, 2017, a one-percent increase in the interest rate charged on this outstanding variable rate borrowings under the Senior Secured Term Loan B would result in interest expense increasing annually by approximately $5.4 million.

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

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our Precision Bearing Components Group invoices and receives payment in currencies other than the U.S. dollar including the euro. Additionally, we participate in various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past and have, from time to time, used foreign currency hedges to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency hedging instruments as of March 31, 2017.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Our disclosure controls are designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within our organization. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We previously disclosed in the 2016 Annual Report the following material weaknesses, which still existed as of March 31, 2017. We did not maintain an effective control environment due to a lack of a sufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with our financial reporting requirements. This material weakness in the control environment contributed to the following material weaknesses: we did not design and maintain effective internal control over: (i) the accounting for business combinations, which specifically included not designing and maintaining controls over the (a) accuracy, valuation and presentation and disclosure for allocating goodwill to its international businesses and (b) completeness, accuracy and valuation of deferred income taxes recorded in connection with business combinations; and (ii) the accounting for income taxes, which specifically included not designing and maintaining controls over the completeness, accuracy, valuation and presentation and disclosure of deferred income tax accounts, income tax provision and related disclosures.

These material weaknesses resulted in immaterial errors to goodwill, non-current deferred tax liabilities, income taxes and other comprehensive income in our consolidated financial statements for the years ended December 31, 2016, 2015 and 2014. Additionally, these control deficiencies could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Notwithstanding such material weaknesses, our Chief Executive Officers and Chief Financial Officers have concluded that our consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, and in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Remediation Plan for Material Weaknesses

Building on our efforts during 2016, our management, with the oversight of the Audit Committee of our board of directors, continued in the first quarter of 2017 to dedicate significant resources and efforts to improve our control environment and take steps to remediate the material weaknesses identified above. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures. The remediation efforts, outlined below are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

•	In 2017, we augmented the personnel within our finance and accounting organization by hiring two additional tax personnel, we are in the process of implementing automated tax software, and are in the process of hiring additional personnel to address technical expertise in SEC reporting;

•	Instituted, and will continue to provide, additional training programs for our finance and accounting personnel; and

•	Strengthened our business combination and income tax control process with improved accounting policies, documentation standards, technical oversight and training, as well as the recent hires noted above.

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

Changes in Internal Control Over Financial Reporting

Except as noted above in the “Remediation Plan for Material Weaknesses” section above, there were no changes in the fiscal quarter ended March 31, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at March 31, 2017 for this matter. There was no material change in the status of this matter from December 31, 2016 to March 31, 2017.

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

There have been no material changes to the risk factors disclosed in our 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 16, 2017 under Item 1A. “Risk Factors.” .

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs(1)
January 2017	—	$—	—	—
February 2017	—	$—	—	—
March 2017	14,123	$23.18	—	—

Total	14,123	$23.18	—	—

(1)	Shares were withheld to pay for tax obligations due upon the vesting of restricted stock held by certain employees granted under the NN, Inc. Amended and Restated 2011 Stock Incentive Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: May 4, 2017	/s/ Richard D. Holder
Richard D. Holder,
President, Chief Executive Officer and Director
(Principal Executive Officer) (Duly Authorized Officer)

Date: May 4, 2017	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Executive Employment Agreement, dated as of October 19, 2015, by and between NN, Inc. and John A. Manzi

10.2	Separation Agreement, dated as of April 1, 2017, by and between NN, Inc. and Matthew S. Heiter

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRLTaxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document