Form 10-Q
period 2017-06-30
NN INC
filed 2017-08-14
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 9, 2017, there were 27,540,093 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NN, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net sales	$225,875	$214,272	$452,189	$426,498
Cost of products sold (exclusive of depreciation and amortization shown separately below)	166,040	156,794	332,994	316,548
Selling, general and administrative expense	23,036	20,993	44,530	41,795
Depreciation and amortization	15,900	15,136	31,468	32,484
Restructuring and integration expense	306	4,047	446	6,585

Income from operations	20,593	17,302	42,751	29,086
Interest expense	12,409	16,631	27,365	33,053
Loss on extinguishment of debt and write-off of unamortized debt issuance costs	39,639	—	39,639	—
Derivative losses on change in interest rate swap fair value	101	—	13	—
Other (income) expense, net	645	(824)	(79)	(1,953)

Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	(32,201)	1,495	(24,187)	(2,014)
Provision (benefit) for income taxes	(9,428)	719	(7,128)	(31)
Share of net income from joint venture	1,244	1,343	2,937	2,743

Net income (loss)	$(21,529)	$2,119	$(14,122)	$760

Other comprehensive income (loss):
Change in fair value of interest rate swap	$—	$416	$—	$(219)
Foreign currency translation gain (loss)	9,240	(5,071)	14,244	2,152

Other comprehensive income (loss):	$9,240	$(4,655)	$14,244	$1,933

Comprehensive income (loss)	$(12,289)	$(2,536)	$122	$2,693

Basic net income (loss) per share:
Net income (loss)	$(0.78)	$0.08	$(0.52)	$0.03

Weighted average shares outstanding	27,468	27,024	27,358	26,923

Diluted net income (loss) per share:
Net income (loss)	$(0.78)	$0.08	$(0.52)	$0.03

Weighted average shares outstanding	27,468	27,187	27,358	27,050

Cash dividends per common share	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$19,166	$14,405
Accounts receivable, net	162,363	139,547
Inventories	123,702	114,851
Income tax receivable	8,631	—
Other current assets	13,766	11,752

Total current assets	327,628	280,555
Property, plant and equipment, net	333,160	322,953
Goodwill, net	452,282	450,311
Intangible assets, net	244,264	255,981
Investment in joint venture	39,853	36,008
Other non-current assets	8,629	9,892

Total assets	$1,405,816	$1,355,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$78,308	$75,719
Accrued salaries, wages and benefits	23,941	24,996
Income taxes payable	—	2,125
Current maturities of long-term debt	24,748	12,751
Current portion of obligation under capital lease	3,523	3,762
Other current liabilities	16,543	19,263

Total current liabilities	147,063	138,616
Deferred tax liabilities	99,333	99,591
Long-term debt, net of current portion	827,390	785,713
Accrued post-employment benefits	5,879	5,765
Obligation under capital lease, net of current portion	4,691	5,851
Other non-current liabilities	9,647	9,651

Total liabilities	1,094,003	1,045,187

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock - $0.01 par value, authorized 45,000 shares, issued and outstanding 27,537 in 2017 and 27,249 in 2016	275	272
Additional paid-in capital	288,903	284,508
Retained earnings	38,167	55,509
Accumulated other comprehensive income (loss)	(15,564)	(29,808)
Non-controlling interest	32	32

Total stockholders’ equity	311,813	310,513

Total liabilities and stockholders’ equity	$1,405,816	$1,355,700

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
(in thousands of dollars and shares)	Number of shares	Par value
Balance, December 31, 2016	27,249	$272	$284,508	$55,509	$(29,808)	$32	$310,513
Net income (loss)	—	—	—	(14,122)	—	—	(14,122)
Dividends paid	—	—	—	(3,960)	—	—	(3,960)
Stock option expense	—	—	575	—	—	—	575
Shares issued for option exercises	220	2	2,590	—	—	—	2,592
Restricted and performance based stock compensation expense	85	1	1,643	—	—	—	1,644
Restricted shares forgiven for taxes and forfeited	(17)	—	(413)	—	—	—	(413)
Foreign currency translation gain	—	—	—	—	14,244	—	14,244
Adoption of new accounting standard (see Note 1)	—	—	—	740	—	—	740

Balance, June 30, 2017	27,537	$275	$288,903	$38,167	$(15,564)	$32	$311,813

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in thousands of dollars)	2017	2016
Cash flows from operating activities:
Net income (loss)	$(14,122)	$760
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	31,468	32,484
Amortization of debt issuance costs	2,153	1,986
Write-off of debt issuance costs	8,054	—
Share of net income from joint venture	(2,937)	(2,743)
Gain on disposals of property, plant and equipment	(268)	—
Compensation expense from issuance of share-based awards	2,218	2,485
Deferred income tax benefit	—	1,839
Other	638	2,048
Changes in operating assets and liabilities:
Accounts receivable	(20,062)	(24,048)
Inventories	(5,945)	1,713
Accounts payable	1,339	(3,239)
Income taxes payable (receivable)	(10,841)	(3,185)
Other assets and liabilities	(7,247)	1,681

Net cash provided by (used by) operating activities	(15,552)	11,781

Cash flows from investing activities:
Acquisition of property, plant and equipment	(20,658)	(18,223)
Proceeds from measurement period adjustments to previous acquisition	—	1,635
Proceeds from disposals of property, plant and equipment	356	215

Net cash used by investing activities	(20,302)	(16,373)

Cash flows from financing activities:
Debt issue costs paid	(6,545)	—
Dividends paid	(3,838)	(3,773)
Proceeds from long-term debt	317,000	11,000
Repayment of long-term debt	(266,874)	(5,875)
Proceeds from (repayment of) short-term debt, net	(101)	6,580
Proceeds from issuance of stock and exercise of stock options	2,592	1,525
Shares withheld to satisfy income tax witholding	(413)	(157)
Principal payments on capital leases	(2,059)	(2,462)

Net cash provided by financing activities	39,762	6,838

Effect of exchange rate changes on cash flows	853	(2,253)
Net change in cash and cash equivalents	4,761	(7)
Cash and cash equivalents at beginning of period	14,405	15,087

Cash and cash equivalents at end of period	$19,166	$15,080

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

(In thousands, except per share data)

Note 1. Interim Financial Statements

We are a diversified industrial company and a leading global manufacturer of high precision bearing components, industrial plastic products and precision metal components to a variety of markets on a global basis. We have 40 manufacturing plants in North America, Europe, South America and Asia. Our business is aggregated into three reportable segments- the Precision Bearing Components Group, the Precision Engineered Products Group (“PEP”) and the Autocam Precision Components Group. As used in this Quarterly Report on Form 10-Q, the terms “NN”, the “Company”, “we”, “our”, or “us” refer to NN, Inc. and its subsidiaries.

The accompanying Condensed Consolidated Financial Statements of NN, Inc., have not been audited, except that the Condensed Consolidated Balance Sheet at December 31, 2016, was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”), on March 16, 2017. In our opinion, these Condensed Consolidated Financial Statements reflect all adjustments necessary to fairly state the results of operations for the three and six month periods ended June 30, 2017 and 2016, our financial position at June 30, 2017 and December 31, 2016, and the cash flows for the six month periods ended June 30, 2017 and 2016, on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly our financial position and operating results for the interim periods.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the 2016 Annual Report. The results for the six months ended June 30, 2017, are not necessarily indicative of results for the year ending December 31, 2017, or any other future periods. We have reclassified certain prior year amounts to conform to the current year’s presentation.

Except for per share data or as otherwise indicated, all dollar amounts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.

Prior Periods’ Financial Statement Revision

In connection with the preparation of our Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2017, we identified misstatements in our previously issued financial statements related to the foreign currency translation of our investment in a China joint venture. We acquired a 49% investment in the joint venture as part of our acquisition of Autocam Corporation (“Autocam”) on August 29, 2014. The investment in the joint venture was remeasured to fair value at the time of the acquisition and has been accounted for under the equity method of accounting. Following the completion of the Autocam acquisition, the investment in the joint venture was accounted for in U.S. dollars whereas it should have been accounted for in the joint venture’s functional currency of the Chinese Renminbi in accordance with Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters. As a result, we did not correctly account for our investment in the joint venture and the related currency translation adjustment impacts.

We previously corrected as out of period adjustments certain immaterial misstatements and reflected them in the prior period financial statements, where applicable. These immaterial previously recorded out of period adjustments were primarily due to misstatements related to the initial recording of deferred tax assets and liabilities and corresponding adjustments to goodwill as part of the purchase price allocations of the Autocam and PEP acquisitions in 2014 and 2015, the accounting for the goodwill balances from those acquisitions for multi-currency reporting through Other Comprehensive Income, and to record the mark to market adjustments on our interest rate hedge net of tax through Other Comprehensive Income.

We assessed the materiality of the misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Materiality, codified in ASC Topic 250, Presentation of Financial Statements, (“ASC 250”) and concluded that the misstatements were not material to any prior annual or interim periods. In accordance with ASC 250 (SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have corrected these misstatements for all prior periods presented by revising the Condensed Consolidated Financial Statements and other consolidated financial information included herein. We have revised, and will revise for annual and interim periods in future filings, for certain amounts in the consolidated financial statements in order to correct these misstatements. See Note 14 in these Notes to Condensed Consolidated Financial Statements for additional information.

Newly Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard changes how companies account for certain aspects of share-based payments to employees. Entities must recognize the income tax effects of awards in the statement of operations when the awards vest or are settled (i.e., additional paid-in capital pools were eliminated). The guidance changed regarding employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures. The guidance was effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. As of January 1, 2017, we adopted ASU 2016-09, and the effects of the standard are reflected in the three and six months ended June 30, 2017, balances. Upon adoption, $0.7 million in historical tax benefits were reclassified from deferred taxes to retained earnings. Prospective tax benefits will be recognized in income tax expense. Tax payments in respect of shares withheld for taxes are now classified in the financing section of the statement of cash flows. The calculation of diluted earnings per share now excludes tax benefits that would have generated more dilutive shares. The effects of the adoption were not material to the financial statements.

Issuance of New Accounting Standards

Revenue Recognition. In May 2014, the FASB issued a new standard that provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most of the existing revenue recognition requirements. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Factors that will affect pre-and post-implementation include, but are not limited to, identifying all the contracts that exist and whether incidental obligations or marketing incentives included in some of those contracts are performance obligations. Additionally, we are evaluating the transfer of control of certain consignment contracts which may impact the timing of revenue recognition under the new standard.

The standard will be effective for us beginning January 1, 2018, with early adoption permitted. We believe the most appropriate approach for us to adopt the standard effective January 1, 2018, would be to utilize the full retrospective transition method to restate each prior reporting period presented. We continue to evaluate the adoption method as we progress through each phase of implementation.

While our ability to adopt the standard using the full retrospective method depends on system readiness and completing our analysis of information necessary to restate prior period consolidated financial statements, we remain on schedule. We have completed a diagnostic accounting assessment, including an analysis of a representative sample of contracts, to identify areas that will be most significantly impacted by implementation of the new standard. We have also completed an initial training phase to educate contract managers of the technical aspects of the new standard. We are in the process of concluding on and documenting our assessments related to the standard as well as potential system and procedural changes. We are evaluating the impact the new standard will have on our financial condition, results of operations and cash flows. Our final evaluation of the impact of adopting the new standard is expected to be completed during 2017.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 creates Topic 842, Leases, in the ASC and supersedes ASC 840, Leases. Entities that hold numerous equipment and real estate leases, in particular those with numerous operating leases, will be most affected by the new guidance. The lease accounting standard is effective for public companies beginning January 1, 2019, with modified retrospective adoption required and early adoption permitted. The amendments in ASU 2016-02 are expected to impact balance sheets at many companies by adding lease-related assets and liabilities. This may affect compliance with contractual agreements and loan covenants. We have performed inquiries within segment locations and compiled information on operating and capital leases. We are currently evaluating the impacts of the lease accounting standard on our financial position, results of operations, and related disclosures.

Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This standard provides clarification on how certain cash receipts and cash payments are presented and classified on the statement of cash flows. The standard is effective for us beginning January 1, 2018, and is required to be adopted using a retrospective approach if practicable, with early adoption permitted. We are in the process of assessing the effects of the standard on prior periods.

Goodwill. In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1 test). The standard is effective for us beginning with impairment tests performed on or after January 1, 2020, with early adoption permitted. We are currently evaluating the impact this new guidance is expected to have on our financial position or results of operations and related disclosures.

Note 2. Inventories

Inventories are comprised of the following amounts:

	June 30, 2017	December 31, 2016
Raw materials	$52,916	$49,205
Work in process	34,786	31,348
Finished goods	36,000	34,298

Inventories	$123,702	$114,851

Inventories on consignment at customer locations as of June 30, 2017, and December 31, 2016 totaled $6.2 million and $5.0 million, respectively.

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

Note 3. Net Income (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$(21,529)	$2,119	$(14,122)	$760
Weighted average shares outstanding	27,468	27,024	27,358	26,923
Effect of dilutive stock options	—	163	—	127

Diluted shares outstanding	27,468	27,187	27,358	27,050

Basic net income (loss) per share	$(0.78)	$0.08	$(0.52)	$0.03

Diluted net income (loss) per share	$(0.78)	$0.08	$(0.52)	$0.03

For both the three and six month periods ended June 30, 2016, approximately 0.9 million potentially dilutive stock options had the effect of being anti-dilutive and were excluded from the calculation of diluted net income per share. Given the net loss for the three and six months ended June 30, 2017, all options are considered anti-dilutive and were excluded from the calculation of diluted net loss per share.

Note 4. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the Notes to Consolidated Financial Statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in our 2016 Annual Report. Our business is aggregated into three reportable segments- the Precision Bearing Components Group, the Precision Engineered Products Group, and the Autocam Precision Components Group. We did not have any significant inter-segment transactions during the three and six month periods ended June 30, 2017 and 2016.

	Precision Bearing Components Group	Autocam Precision Components Group	Precision Engineered Products Group	Corporate and Consolidations	Total
Three Months ended June 30, 2017
Revenues from external customers	$67,928	$86,658	$71,289	$—	$225,875
Income (loss) from operations	$8,351	$10,688	$10,600	$(9,046)	$20,593
Six Months ended June 30, 2017
Revenues from external customers	$136,687	$173,104	$142,398	$—	$452,189
Income (loss) from operations	$16,752	$21,289	$21,514	$(16,804)	$42,751
Total assets	$240,666	$427,453	$723,122	$14,575	$1,405,816
Three Months ended June 30, 2016
Revenues from external customers	$65,157	$82,991	$66,124	$—	$214,272
Income (loss) from operations	$6,474	$7,770	$10,782	$(7,724)	$17,302
Six Months ended June 30, 2016
Revenues from external customers	$129,902	$166,981	$129,615	$—	$426,498
Income (loss) from operations	$12,800	$14,297	$16,203	$(14,214)	$29,086
Total assets	$226,943	$418,664	$740,475	$8,651	$1,394,733

Note 5. Debt

Long-term and short-term debt at June 30, 2017, and December 31, 2016, consisted of the following amounts:

	June 30, 2017	December 31, 2016
$545.0 million Senior Secured Term Loan B (“Senior Secured Term Loan”) bearing interest at the greater of 0.75% or 1 month LIBOR (1.22% at June 30, 2017), plus an applicable margin of 4.25% at June 30, 2017, expiring October 19, 2022, net of debt issuance costs of $17.7 million at June 30, 2017, and $19.0 million at December 31, 2016	$523,030	$524,539
$300.0 million Incremental Term Loan (“Incremental Term Loan”) bearing interest at the greater of 0.75% or 1 month LIBOR (1.22% at June 30, 2017), plus an applicable margin of 3.75% at June 30, 2017, expiring April 3, 2021, net of debt issuance costs of $3.0 million at June 30, 2017	294,023	—
$143.0 million Senior Secured Revolver (“Senior Secured Revolver”) bearing interest at LIBOR (1.22% at June 30, 2017) plus an applicable margin of 3.5% at June 30, 2017, expiring October 19, 2020, net of debt issuance costs of $2.3 million at June 30, 2017, and $2.7 million at December 31, 2016	30,999	25,298
$250.0 million Senior Notes (“Senior Notes”) bearing interest at 10.25%, net of debt issuance costs of $4.9 million at December 31, 2016	—	245,077
French Safeguard Obligations (Autocam)	388	358
Brazilian lines of credit and equipment notes (Autocam)	379	573
Chinese line of credit (Autocam)	3,319	2,619

Total debt	852,138	798,464
Less current maturities of long-term debt	24,748	12,751

Long-term debt, excluding current maturities of long-term debt	$827,390	$785,713

On April 3, 2017, we redeemed our Senior Notes for $281.6 million resulting in a loss on debt extinguishment of $36.3 million, including $31.6 million cash paid for the call premium and a $4.7 million non-cash write-off of unamortized debt issuance costs. The Senior Notes were redeemed and the call premium was paid with the proceeds of a new $300.0 million Incremental Term Loan that was added by amendment to our existing credit facility. The Incremental Term Loan bears interest at the lower of 0.75% or one-month LIBOR, plus 3.75%, and matures on April 3, 2021, with payments of $3.0 million due quarterly. Concurrent with the amendment, the Senior Secured Revolver was reduced from $143.0 million to $100.0 million until such time as a certain leverage ratio covenant threshold has been met for four consecutive fiscal quarters. Upon satisfaction of the ratio threshold, the Senior Secured Revolver may be restored to $143.0 million. In connection with the amendment, we paid $6.5 million in debt issuance costs of which $4.0 million was recorded as a direct reduction to the carrying amount of the associated debt and $2.5 million was recognized as a loss on modification of the Senior Secured Term Loan. Debt issuance costs related to the amendment were paid with proceeds from the Incremental Term Loan. Also in connection with the amendment, we wrote off $0.8 million of unamortized debt issuance costs related to the modification of the Senior Secured Revolver.

The Incremental Term Loan is subject to a call premium in an amount equal to 1.0% of the aggregate principal amount outstanding at the time of any repricing event occurring prior to October 3, 2017. A repricing event is any prepayment or repayment of principal with the proceeds of any indebtedness bearing interest with an effective yield that is less than the effective yield applicable to the initial Incremental Term Loan.

As part of our acquisition of Autocam, we assumed certain foreign credit facilities. These facilities relate to local borrowings in France, Brazil, and China. These facilities are with financial institutions in the countries in which foreign plants operate and are used to fund working capital and equipment purchases in those countries. The following paragraphs describe these foreign credit facilities.

Our French operation (acquired with Autocam) has liabilities with certain creditors subject to Safeguard protection. The liabilities are being paid annually over a 10-year period until 2019 and carry a zero percent interest rate. Amounts due as of June 30, 2017, to those creditors opting to be paid over a 10-year period totaled $0.4 million, of which $0.1 million is included in current maturities of long-term debt and $0.3 million is included in long-term debt, net of current portion, on the Condensed Consolidated Balance Sheet.

The Brazilian equipment notes represent borrowings from certain Brazilian banks to fund equipment purchases for Autocam’s Brazilian plants. These credit facilities have annual interest rates ranging from 2.5% to 6.0%.

The Chinese line of credit is a working capital line of credit with a Chinese bank bearing an annual interest rate of approximately 4.6%.

Note 6. Goodwill, Net

The changes in the carrying amount of goodwill, net, for the six months ended June 30, 2017, are as follows:

	Precision Bearing Components Group	Autocam Precision Components Group	Precision Engineered Products Group	Total
Balance as of December 31, 2016	$8,909	$70,717	$370,685	$450,311
Currency impacts	174	474	1,323	1,971

Balance as of June 30, 2017	$9,083	$71,191	$372,008	$452,282

The goodwill balances are tested for impairment on an annual basis during the fourth quarter and more often if a triggering event occurs. As of June 30, 2017, there were no indications of impairment at the reporting units with goodwill balances.

Note 7. Intangible Assets, Net

The changes in the carrying amount of intangible assets, net, for the six months ended June 30, 2017, are as follows:

	Precision Bearing Components Group	Autocam Precision Components Group	Precision Engineered Products Group	Total
Balance as of December 31, 2016	$1,718	$42,928	$211,335	$255,981
Amortization	(104)	(1,748)	(9,933)	(11,785)
Currency impacts	70	(2)	—	68

Balance as of June 30, 2017	$1,684	$41,178	$201,402	$244,264

Note 8. Shared-Based Compensation

Share-based compensation expense during the three and six months ended June 30, 2017 and 2016, consisted of the following amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	$194	$292	$575	$494
Restricted stock	395	710	855	1,358
Performance share units	477	482	788	633

Share-based compensation	$1,066	$1,484	$2,218	$2,485

Stock Options

During the six months ended June 30, 2017, we granted 125,700 option awards to officers and certain other key employees. The weighted average grant date fair value of options granted during the six months ended June 30, 2017, was $11.84 per share. The fair value of our options cannot be determined by market value, because our options are not traded in an open market. Accordingly, we utilized the Black Scholes financial pricing model to estimate the fair value. The weighted average assumptions relevant to determining the fair value of the 2017 stock option grants are below:

2017 Stock Option Awards
Term	6 years
Risk free interest rate	2.03%
Dividend yield	1.16%
Expected volatility	56.56%
Expected forfeiture rate	3.00%

The following table provides a reconciliation of option activity for the six months ended June 30, 2017:

Options	Shares (000)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	897	$12.22
Granted	126	24.20
Exercised	(220)	11.81
Forfeited or expired	(6)	7.72

Outstanding at June 30, 2017	797	$14.22	6.6	$10,538	(1)

Exercisable at June 30, 2017	555	$12.17	5.5	$8,490	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at June 30, 2017.

Restricted Stock

During the six months ended June 30, 2017, we granted 85,393 restricted stock awards to non-executive directors, officers and certain other key employees. The shares of restricted stock granted during the six months ended June 30, 2017, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. The fair value of the shares issued was determined by using the closing price of our common stock as of the date of grant. The weighted average grant date value of restricted stock granted in the six months ended June 30, 2017, was $24.29 per share.

Performance Share Units

During the six months ended June 30, 2017, we granted 98,618 performance share units to officers and certain other key employees. The performance share units granted will be satisfied in the form of shares of common stock during 2020 if certain performance and/or market conditions are met. We are recognizing the compensation expense over the three-year period in which the performance and market conditions are measured. The fair value per share of the performance share units issued was determined by using the grant date closing price of our common stock for the units with a performance condition, or $24.20, and a Monte Carlo valuation model for the units that have a market condition, or $29.84.

Note 9. Income Taxes

Our effective tax rate was 29% for the three and six months ended June 30, 2017. Our effective tax rate was 48% and 2% for the three and six months ended June 30, 2016, respectively. The loss on extinguishment of our Senior Notes impacted the 2017 tax rate and was treated as a discrete item during the three months ended June 30, 2017. The 2016 effective rate was impacted by changes in forecasted income and loss and driven by the application of the three- and six-month results against the permanent book to tax differences. The effective tax rates for 2017 and 2016 differ from the U.S. federal statutory rate of 34% due primarily to our earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate.

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

We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at June 30, 2017, for this matter. There was no material change in the status of this matter from December 31, 2016 to June 30, 2017.

We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to our acquisition of Autocam. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter.

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

Note 11. Investment in Non-Consolidated Joint Venture

As part of the Autocam acquisition, we own a 49% investment in a joint venture with an unrelated entity called Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a Chinese company located in Wuxi, China. The JV is jointly controlled and managed, and it is being accounted for under the equity method.

Below are the components of our JV investment balance and activity for the six months ended June 30, 2017:

Balance as of December 31, 2016	$36,008
Our share of earnings	3,165
Accretion of basis difference from purchase accounting	(228)
Foreign currency translation gain	908

Balance as of June 30, 2017	$39,853

The following table summarizes balance sheet information for the JV:

	June 30,	December 31,
	2017	2016
Current assets	$40,712	$31,295
Non-current assets	24,386	22,522

Total assets	$65,098	$53,817

Current liabilities	$16,522	$13,549
Non-current liabilities	6	—

Total liabilities	$16,528	$13,549

We had sales to the JV of approximately $0.1 and $0.1 million during the three and six months ended June 30, 2017. Amounts due to us from the JV were $0.1 million as of June 30, 2017.

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

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. At June 30, 2017, the carrying values of all of these financial instruments approximated fair value. The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. As of June 30, 2017, we had no significant fixed-rate debt outstanding.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis for our interest rate swap derivative financial instrument:

		Fair Value Measurements at June 30, 2017
Description	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset—current	$5	$—	$5	$—
Derivative asset—noncurrent	5	—	5	—
Derivative liability—current	(1,293)	—	(1,293)	—
Derivative liability—noncurrent	(464)	—	(464)	—

	$(1,747)	$—	$(1,747)	$—

		Fair Value Measurements at December 31, 2016
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset—current	$69	$—	$69	$—
Derivative asset—noncurrent	6	—	6	—
Derivative liability—current	(1,903)	—	(1,903)	—
Derivative liability—noncurrent	(1,028)	—	(1,028)	—

	$(2,856)	$—	$(2,856)	$—

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

We have elected to present the derivative contracts on a gross basis in the Condensed Consolidated Balance Sheet included within other current assets, other non-current assets, other current liabilities and other non-current liabilities. To the extent we presented the derivative contract on a net basis, we would have a derivative in a net liability position of $1.7 million as of June 30, 2017. We do not have any cash collateral due under such agreements.

As of June 30, 2017, we reported no gains or losses in accumulated other comprehensive income related to the interest rate swaps. Additionally, during the three and six months ended June 30, 2016, when the interest rate swap was accounted for in accordance with hedge accounting, the periodic settlements and related reclassification of other comprehensive income was $0.5 million and $0.9 million, respectively, of net hedging losses on the interest rate swap in the interest expense line on the Condensed Consolidated Statements of Operations. We recognized $0.5 and $1.0 million of interest rate swap settlements during the three and six months ended June 30, 2017, in the “Derivative losses on change in interest rate swap fair value” line on the Condensed Consolidated Statements of Operations. If there are no changes in the interest rates for the next twelve months, we expect to make $1.3 million in cash payments related to the interest rate swap.

Note 13. Restructuring and Integration

Restructuring and integration costs totaling $0.3 million and $4.0 million were recognized in the three months ended June 30, 2017 and 2016. Restructuring and integration costs totaling $0.4 million and $6.6 million were recognized in the six months ended June 30, 2017 and 2016.

Within the Precision Bearing Components Group, restructuring initiatives to optimize operations in the U.S., Italy, the Netherlands, Mexico and at segment headquarters resulted in a charge of $0.3 and $1.7 million for the three months ended June 30, 2017 and 2016, respectively, and $0.4 and $2.4 million for the six months ended June 30, 2017 and 2016. These charges consisted primarily of severance and other employee costs relating to personnel reductions.

Within the Autocam Precision Components Group, certain restructuring programs, including the closure of one facility, the Wheeling Plant, resulted in a charge of $6 thousand and $2.1 million for the three months ended June 30, 2017 and 2016, respectively, and $16 thousand and $3.6 million for the six months ended June 30, 2017 and 2016.

Within the Precision Engineered Products Group, initiatives resulted in integration, site closure and employee costs of $0.2 million and $0.6 million for the three and six months ended June 30, 2016. There were no charges in the three and six months ended June 30, 2017.

The following table summarizes restructuring and integration activity related to actions incurred for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Severance and other employee costs	$306	$1,814	$446	$3,390
Site closure and other associated costs	—	2,011	—	2,938
Integration and other associated costs	—	222	—	257

Total	$306	$4,047	$446	$6,585

	Reserve Balance at December 31, 2016	Charges	Paid in 2017	Reserve Balance at June 30, 2017
Severance and other employee costs	$3,019	$446	$(1,673)	$1,792
Site closure and other associated costs	1,626	—	(614)	1,012
Integration and other associated costs	—	—	—	—

Total	$4,645	$446	$(2,287)	$2,804

The total restructuring and impairment costs are still being identified at the various segments; therefore, we are not able to estimate the ultimate costs at this time. We will include in future filings updates to these activities along with a reconciliation of beginning and ending liabilities recorded. The amounts recorded for the three and six months ended June 30, 2017, for restructuring charges that have been incurred are primarily expected to be paid out during 2017. Some amounts related to foreign locations extend through 2021.

Note 14. Prior Periods’ Financial Statement Revision

As described in Note 1 in these Notes to Condensed Consolidated Financial Statements, we have corrected misstatements for all prior periods presented by revising the Condensed Consolidated Financial Statements and other financial information included herein. We have not revised our Consolidated Statements of Cash Flows for any periods.

The following tables present the effect of the revision on our Condensed Consolidated Statements of Operations:

	Year Ended December 31, 2016
	As Previously Reported	Adjustment	As Revised
Selling, general and administrative expense	$80,266	$(37)	$80,229
Income from operations	59,400	37	59,437
Write-off of unamortized debt issuance costs	3,089	(500)	2,589
Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	(7,309)	537	(6,772)
Provision (benefit) for income taxes	(9,313)	1,180	(8,133)
Net income (loss)	7,942	(643)	7,299
Basic net income (loss) per share	$0.29	$(0.02)	$0.27
Diluted net income (loss) per share	$0.29	$(0.02)	$0.27

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Selling, general and administrative expense	$18,347	$—	18,347	$60,651	$(509)	$60,142
Income (loss) from operations	18,727	—	18,727	47,304	509	47,813
Interest expense	16,337	(466)	15,871	48,924	—	48,924
Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	(3,703)	466	(3,237)	(5,760)	509	(5,251)
Provision (benefit) for income taxes	(6,423)	158	(6,265)	(6,469)	173	(6,296)
Net income (loss)	4,147	308	4,455	4,879	336	5,215
Basic net income (loss) per share	$0.15	$0.01	$0.16	$0.18	$0.01	$0.19
Diluted net income (loss) per share	$0.15	$0.01	$0.16	$0.18	$0.01	$0.19

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Selling, general and administrative expense	$21,592	$(599)	$20,993	$42,304	$(509)	$41,795
Income from operations	16,703	599	17,302	28,577	509	29,086
Interest expense	16,165	466	16,631	32,587	466	33,053
Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	1,362	133	1,495	(2,057)	43	(2,014)
Provision (benefit) for income taxes	674	45	719	(46)	15	(31)
Net income	2,031	88	2,119	732	28	760
Basic net income per share	$0.08	$—	$0.08	$0.03	$—	$0.03
Diluted net income per share	$0.07	$0.01	$0.08	$0.03	$—	$0.03

	Three Months Ended
	March 31, 2016
	As Previously Reported	Adjustment	As Revised
Selling, general and administrative expense	$20,712	$90	$20,802
Income (loss) from operations	11,874	(90)	11,784
Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	(3,419)	(90)	(3,509)
Provision (benefit) for income taxes	(720)	(31)	(751)
Net income (loss)	(1,299)	(59)	(1,358)
Basic net income (loss) per share	$(0.05)	$—	$(0.05)
Diluted net income (loss) per share	$(0.05)	$—	$(0.05)

	Year Ended December 31, 2015
	As Previously Reported	Adjustment	As Revised
Selling, general and administrative expense	$51,745	$37	$51,782
Income (loss) from operations	26,797	(37)	26,760
Write-off of unamortized debt issuance costs	18,673	500	19,173
Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	(22,950)	(537)	(23,487)
Provision (benefit) for income taxes	(10,518)	(1,180)	(11,698)
Net income (loss)	(7,431)	643	(6,788)
Basic net income (loss) per share	$(0.35)	$0.03	$(0.32)
Diluted net income (loss) per share	$(0.35)	$0.03	$(0.32)

The following tables present the effect of the revision on our Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended
	March 31, 2017
	As Previously Reported	Adjustment	As Revised
Net income	$7,407	$—	$7,407

Foreign currency translation gain (loss)	4,706	298	5,004

Other comprehensive income (loss)	4,706	298	5,004

Comprehensive income (loss)	$12,113	$298	$12,411

	Year Ended December 31, 2016
	As Previously Reported	Adjustment	As Revised
Net income (loss)	$7,942	$(643)	$7,299

Change in fair value of interest rate hedge	3,015	(1,105)	1,910
Foreign currency translation gain (loss)	(8,984)	(743)	(9,727)

Other comprehensive income (loss)	(5,969)	(1,848)	(7,817)

Comprehensive income (loss)	$1,973	$(2,491)	$(518)

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income	$4,147	$308	$4,455	$4,879	$336	$5,215

Change in fair value of interest rate hedge	4,211	(1,967)	2,244	3,130	(1,105)	2,025
Foreign currency translation gain (loss)	382	(760)	(378)	4,176	(2,402)	1,774

Other comprehensive income (loss)	4,593	(2,727)	1,866	7,306	(3,507)	3,799

Comprehensive income (loss)	$8,740	$(2,419)	$6,321	$12,185	$(3,171)	$9,014

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income	$2,031	$88	$2,119	$732	$28	$760

Change in fair value of interest rate hedge	(79)	495	416	(1,081)	862	(219)
Foreign currency translation gain (loss)	(2,925)	(2,146)	(5,071)	3,794	(1,642)	2,152

Other comprehensive income (loss)	(3,004)	(1,651)	(4,655)	2,713	(780)	1,933

Comprehensive income (loss)	$(973)	$(1,563)	$(2,536)	$3,445	$(752)	$2,693

	Three Months Ended
	March 31, 2016
	As Previously Reported	Adjustment	As Revised
Net income (loss)	$(1,299)	$(59)	$(1,358)

Change in fair value of interest rate hedge	(1,002)	367	(635)
Foreign currency translation gain (loss)	6,719	504	7,223

Other comprehensive income (loss)	5,717	871	6,588

Comprehensive income (loss)	$4,418	$812	$5,230

	Year Ended December 31, 2015
	As Previously Reported	Adjustment	As Revised
Net income (loss)	$(7,431)	$643	$(6,788)

Change in fair value of interest rate hedge	(2,584)	947	(1,637)
Foreign currency translation gain (loss)	(21,936)	(3,075)	(25,011)

Other comprehensive income (loss)	(24,520)	(2,128)	(26,648)

Comprehensive income (loss)	$(31,951)	$(1,485)	$(33,436)

	Year Ended December 31, 2014
	As Previously Reported	Adjustment	As Revised
Net income (loss)	$8,217	$—	$8,217

Change in fair value of interest rate hedge	(431)	158	(273)
Foreign currency translation gain (loss)	(17,731)	(868)	(18,599)

Other comprehensive income (loss)	(18,162)	(710)	(18,872)

Comprehensive income (loss)	$(9,945)	$(710)	$(10,655)

The following tables present the effect of the revision on our Condensed Consolidated Balance Sheets:

	As of March 31, 2017
	As Previously Reported	Adjustment	As Revised
Investment in joint venture	$42,387	$(4,388)	$37,999
Total assets	1,391,043	(4,388)	1,386,655
Accumulated other comprehensive income (loss)	(20,416)	(4,388)	(24,804)
Total stockholders’ equity	327,879	(4,388)	323,491
Total liabilities and stockholders’ equity	1,391,043	(4,388)	1,386,655

	As of December 31, 2016
	As Previously Reported	Adjustment	As Revised
Investment in joint venture	$40,694	$(4,686)	$36,008
Total assets	1,360,386	(4,686)	1,355,700
Accumulated other comprehensive income (loss)	(25,122)	(4,686)	(29,808)
Total stockholders’ equity	315,199	(4,686)	310,513
Total liabilities and stockholders’ equity	1,360,386	(4,686)	1,355,700

	As of December 31, 2015
	As Previously Reported	Adjustment	As Revised
Current deferred tax assets	$6,696	$3,707	$10,403
Total current assets	280,181	3,707	283,888
Property, plant and equipment, net	318,968	(329)	318,639
Goodwill, net	449,898	5,072	454,970
Investment in joint venture	38,462	(2,212)	36,250
Total assets	1,380,567	6,238	1,386,805
Accrued salaries, wages and benefits	21,125	(300)	20,825
Income taxes payable	5,350	44	5,394
Total current liabilities	133,351	(256)	133,095
Non-current deferred tax liabilities	117,459	8,176	125,635
Other liabilities	4,746	178	4,924
Total liabilities	1,066,686	8,098	1,074,784
Additional paid-in capital	277,582	335	277,917
Retained earnings	55,151	643	55,794
Accumulated other comprehensive income (loss)	(19,153)	(2,839)	(21,992)
Total stockholders’ equity	313,881	(1,861)	312,020
Total liabilities and stockholders’ equity	1,380,567	6,238	1,386,805

The following tables present the effect of the revision on our Condensed Consolidated Statements of Changes in Stockholders’ Equity:

	As Previously
	Reported	Adjustment	As Revised
As of and for the year ended December 31, 2014

Change in fair value of interest rate hedge	$(431)	$158	$(273)
Foreign currency translation gain (loss)	(17,731)	(868)	(18,599)
Accumulated other comprehensive income (loss)	5,367	(710)	4,657
Total stockholders’ equity	173,699	(710)	172,989

As of and for the year ended December 31, 2015

Net income (loss)	(7,431)	643	(6,788)
Change in fair value of interest rate hedge	(2,584)	947	(1,637)
Foreign currency translation gain (loss)	(21,936)	(3,075)	(25,011)
Accumulated other comprehensive income (loss)	(19,153)	(2,839)	(21,992)
Additional paid-in capital	277,582	335	277,917
Total stockholders’ equity	313,881	(1,861)	312,020

As of and for the year ended December 31, 2016

Net income (loss)	7,942	(643)	7,299
Change in fair value of interest rate hedge	3,015	(1,105)	1,910
Foreign currency translation gain (loss)	(8,984)	(743)	(9,727)
Accumulated other comprehensive income (loss)	(25,122)	(4,686)	(29,808)
Total stockholders’ equity	315,199	(4,686)	310,513

As of and for the three-months ended March 31, 2017

Foreign currency translation gain (loss)	4,706	298	5,004
Accumulated other comprehensive income (loss)	(20,416)	(4,388)	(24,804)
Total stockholders’ equity	327,879	(4,388)	323,491

Note 15. Subsequent Event

On July 10, 2017, we entered into a definitive agreement to sell our Precision Bearing Components Group for $375 million in cash, subject to certain adjustments, to TSUBAKI NAKASHIMA Co., Ltd. The transaction is expected to be completed in the second half of 2017 and is subject to regulatory and customary closing conditions. Net proceeds are expected to be approximately $270 million. Precision Bearing Components Group results will be reported as discontinued operations in our financial statements after the transaction closes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of our control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector, competitive influences, risks that current customers will commence or increase captive production, risks of capacity underutilization, quality issues, availability of raw materials, currency and other risks associated with international trade, our dependence on certain major customers, the impact of acquisitions and divestitures, unanticipated difficulties integrating acquisitions, inability to consummate the proposed transaction with TSUBAKI NAKASHIMA Co. Ltd. (“Tsubaki”), on the terms contemplated, or at all, and the timing of the closing for the proposed transaction, new laws and governmental regulations, and other risk factors and cautionary statements listed from time-to-time in our periodic reports filed with the Securities and Exchange Commission. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements included herein or therein to reflect future events or developments.

For additional information concerning such risk factors and cautionary statements, please see the section titled “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we filed with the SEC on March 16, 2017 (the “2016 Annual Report”).

Results of Operations

Factors That May Influence Results of Operations

The following paragraphs describe factors that have influenced results of operations for the six months ended June 30, 2017, that we believe are important to provide an understanding of our business and results of operations.

Debt Refinancing

On April 3, 2017, we redeemed our Senior Notes for $281.6 million resulting in a loss on debt extinguishment of $36.3 million, including $31.6 million cash paid for the call premium and a $4.7 million non-cash write-off of unamortized debt issuance costs. The Senior Notes were redeemed and the call premium was paid with the proceeds of a new $300.0 million Incremental Term Loan that was added by amendment to our existing credit facility. The Incremental Term Loan bears interest at the lower of 0.75% or one-month LIBOR, plus 3.75%, and matures on April 3, 2021, with payments of $3.0 million due quarterly. Concurrent with the amendment, the Senior Secured Revolver was reduced from $143.0 million to $100.0 million until such time as a certain leverage ratio covenant threshold has been met for four consecutive fiscal quarters. Upon satisfaction of the ratio threshold, the Senior Secured Revolver may be restored to $143.0 million. In connection with the amendment, we paid $6.5 million in debt issuance costs of which $4.0 million was recorded as a direct reduction to the carrying amount of the associated debt and $2.5 million was recognized as a loss on modification of the Senior Secured Term Loan. Debt issuance costs related to the amendment were paid with proceeds from the Incremental Term Loan. Also in connection with the amendment, we wrote off $0.8 million of unamortized debt issuance costs related to the modification of the Senior Secured Revolver.

Prior Periods’ Financial Statement Revision

Certain prior period amounts have been revised to reflect the impact of adjustments made to our joint venture investment and to correct the timing of previously recorded out-of-period adjustments. Refer to Note 1 and Note 14 in the Notes to Condensed Consolidated Financial Statements for more information.

Subsequent Event

On July 10, 2017, we entered into a definitive agreement to sell our Precision Bearing Components Group (“PBC”) for $375 million in cash, subject to certain adjustments, to Tsubaki. The transaction is expected to be completed in the second half of 2017 and is subject to regulatory and customary closing conditions. Net proceeds are expected to be approximately $270 million. Precision Bearing Components Group results will be reported as discontinued operations in our financial statements after the transaction closes. The sale of PBC furthers our long-term strategy to build a diversified industrial business with a comprehensive geographic footprint in attractive high-growth market segments. We intend to deploy the proceeds into higher-growth, higher-margin end markets, while also accelerating our focus on deleveraging.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

OVERALL RESULTS

	Consolidated NN, Inc. Three Months Ended June 30,
	2017	2016	Change
Net sales	$225,875	$214,272	$11,603
Volume				12,837
Foreign exchange effects				(2,033)
Price/material inflation pass-through/mix				799
Cost of products sold (exclusive of depreciation and amortization shown separately below)	166,040	156,794	9,246
Volume				9,389
Foreign exchange effects				(1,450)
Mix				2,448
Inflation				1,655
Cost reduction projects/other				(2,796)
Selling, general and administrative expense	23,036	20,993	2,043
Foreign exchange effects				(56)
Infrastructure and staffing costs				2,099
Depreciation and amortization	15,900	15,136	764
Restructuring and integration expense	306	4,047	(3,741)

Income from operations	20,593	17,302	3,291
Interest expense	12,409	16,631	(4,222)
Loss on extinguishment of debt and write-off of unamortized debt issuance costs	39,639	—	39,639
Derivative losses on change in interest rate swap fair value	101	—	101
Other (income) expense, net	645	(824)	1,469

Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	(32,201)	1,495	(33,696)
Provision (benefit) for income taxes	(9,428)	719	(10,147)
Share of net income from joint venture	1,244	1,343	(99)

Net income (loss)	$(21,529)	$2,119	$(23,648)

Net Sales. Net sales increased during the second quarter of 2017 from the second quarter of 2016 by $11.6 million, principally due to higher volumes. The higher volumes were primarily due to demand improvements within the automotive, industrial and medical markets. Overall, sales were ahead of prior year by $2.8 million, $3.7 million and $5.1 million for PBC, the Autocam Precision Components Group (“APC”), and the Precision Engineered Products Group (“PEP”), respectively. These increases were partially offset by the impact of devaluation of the euro and other foreign currency denominated sales.

Cost of Products Sold. The increase in cost of products sold was primarily due to the increase in demand and production volumes. These increases were partially offset by the impact of the devaluation of the euro and other foreign currency denominated costs. Additionally, increases were partially offset by cost savings from production process improvement projects.

Selling, General and Administrative Expense. The majority of the increase during the second quarter of 2017 from the second quarter of 2016 was due to the infrastructure and staffing costs incurred related to our strategic initiatives.

Restructuring and Integration Expense. The decrease in restructuring and integration expense was primarily due to limited spending on restructuring in the second quarter of 2017 compared to the second quarter of 2016. The second quarter of 2016 included $2.1 million of cost incurred to close the Wheeling Plant and $1.7 million of cost for headcount reduction in PBC.

Interest Expense. Interest expense decreased by $4.2 million due to the redemption of the Senior Notes at the beginning of the second quarter of 2017 with the proceeds of the Incremental Term Loan, which bears a lower interest rate based on LIBOR.

	Three Months Ended June 30,
Source	2017	2016
Interest on debt	$11,451	$15,241
Interest rate swaps settlements	—	466
Amortization of debt issuance costs	914	1,047
Capital lease interest	327	278
Capitalized interest (1)	(283)	(401)

Total interest expense	$12,409	$16,631

(1)	Capitalized interest primarily relates to the equipment construction efforts at the various plants.

Loss on Extinguishment of Debt and Write-off of Unamortized Debt Issuance Cost. The $39.6 million write-off resulted from the extinguishment of the Senior Notes and modification of the credit facility on April 3, 2017.

Other (Income) Expense, Net. The change in other income and expenses was primarily due to foreign currency exchange effects related to the Brazilian real and the euro.

Net Income (Loss). The $39.6 million loss on extinguishment of debt and write-off of unamortized debt issuance cost was the primary reason for the net loss in the second quarter of 2017. This loss was partially offset by a $3.3 million increase in income from operations, a $4.2 million reduction in interest expense, and a $10.1 million decrease in income tax expense. Significant components of the changes in income from operations and interest expense were presented in the preceding paragraphs. The decrease in tax expense includes the tax effect of the loss on extinguishment of debt and write-off of unamortized debt issuance cost.

RESULTS BY SEGMENT

PRECISION BEARING COMPONENTS GROUP

	Three Months Ended June 30,
	2017	2016	Change
Net sales	$67,928	$65,157	$2,771
Volume				2,789
Foreign exchange effects				(1,596)
Price/material inflation pass-through/mix				1,578
Income from operations	$8,351	$6,474	$1,877

Net sales increased by $2.8 million during the second quarter of 2017 from the second quarter of 2016 due to higher demand volumes. The higher volumes were primarily due to demand improvements within the industrial and automotive markets.

The primary driver of the improvement in income from operations was a $1.4 million reduction in restructuring costs compared to the second quarter of 2016, primarily related to headcount reductions in the prior year. The remaining increase in income from operations was consistent with the increase in net sales.

AUTOCAM PRECISION COMPONENTS GROUP

	Three Months Ended June 30,
	2017	2016	Change
Net sales	$86,658	$82,991	$3,667
Volume				4,229
Foreign exchange effects				(77)
Price/material inflation pass-through/mix				(485)
Income from operations	$10,688	$7,770	$2,918

Net sales increased by $3.7 million during the second quarter of 2017 from the second quarter of 2016 due to increased demand in the industrial market in the US and Asia and new automotive program launches in the US, Asia and Brazil.

The primary driver of the improvement in income from operations was a $2.1 million reduction in restructuring costs compared to the second quarter of 2016, primarily related to the closure of the Wheeling Plant in the prior year. The additional increase in income from operations was consistent with the increase in net sales.

PRECISION ENGINEERED PRODUCTS GROUP

	Three Months Ended June 30,
	2017	2016	Change
Net sales	$71,289	$66,124	$5,165
Volume				5,819
Foreign exchange effects				(360)
Price/material inflation pass-through/mix				(294)
Income from operations	$10,600	$10,782	$(182)

Net sales increased by $5.2 million during the second quarter of 2017 from the second quarter of 2016 primarily due to the overall improvement in demand across the medical end market and sales to new customers within the aerospace market.

The decrease in income from operations was primarily due to a shift in product mix.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	Consolidated NN, Inc. Six Months Ended June 30,
	2017	2016	Change
Net sales	$452,189	$426,498	$25,691
Volume				26,969
Foreign exchange effects				(4,067)
Price/material inflation pass-through/mix				2,789
Cost of products sold (exclusive of depreciation and amortization shown separately below)	332,994	316,548	16,446
Volume				17,857
Foreign exchange effects				(2,887)
Mix				5,048
Inflation				3,402
Cost reduction projects/other				(6,974)
Selling, general and administrative expense	44,530	41,795	2,735
Foreign exchange effects				(38)
Infrastructure and staffing costs				2,773
Depreciation and amortization	31,468	32,484	(1,016)
Foreign exchange effects				(14)
Backlog/unfavorable leasehold				(2,488)
Increase in expense				1,486
Restructuring and integration expense	446	6,585	(6,139)

Income from operations	42,751	29,086	13,665
Interest expense	27,365	33,053	(5,688)
Loss on extinguishment of debt and write-off of unamortized debt issuance costs	39,639	—	39,639
Derivative losses on change in interest rate swap fair value	13	—	13
Other (income) expense, net	(79)	(1,953)	1,874

Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	(24,187)	(2,014)	(22,173)
Provision (benefit) for income taxes	(7,128)	(31)	(7,097)
Share of net income from joint venture	2,937	2,743	194

Net income (loss)	$(14,122)	$760	$(14,882)

Net Sales. Net sales increased during the first half of 2017 from the first half of 2016 by $25.7 million, principally due to higher volumes. The higher volumes were primarily due to demand improvements within the industrial end market, medical end market, and the automotive market. Overall, sales were ahead of prior year by $6.8 million, $6.1 million and $12.8 million for PBC, APC and PEP, respectively. These increases were partially offset by the impact of devaluation of the euro and other foreign currency denominated sales.

Cost of Products Sold. The increase in cost of products sold was primarily due to the increase in demand and production volumes as well as changes in product mix. These increases were partially offset by the impact of the devaluation of the euro and other foreign currency denominated costs. Additionally, increases were partially offset by cost savings from production process improvement projects.

Selling, General and Administrative. The majority of the increase during the first half of 2017 from the first half of 2016 was due to the infrastructure and staffing costs incurred related to our strategic initiatives.

Depreciation and Amortization. The decrease in depreciation and amortization during the first half of 2017 from the first half of 2016 is principally due to the amortization of backlog and unfavorable leasehold intangibles during the first half of 2016. Expected increases in expense consistent with additions to property, plant and equipment partially offset the overall decrease in depreciation and amortization.

Restructuring and Integration Expense. The decrease in restructuring and integration expense was primarily due to limited spending on restructuring in the first half of 2017 compared to the first half of 2016. The first half of 2016 included $3.6 million of cost incurred to close the Wheeling Plant and $2.4 million of cost for headcount reduction in PBC.

Interest Expense. Interest expense decreased by $5.7 million due to the redemption of the Senior Notes at the beginning of second quarter of 2017 with the proceeds of the Incremental Term Loan, which bears a lower interest rate based on LIBOR. Further interest savings resulted from the refinancing of the Senior Secured Term Loan and Senior Secured Revolver in the third quarter of 2016.

	Six Months Ended June 30,
Source	2017	2016
Interest on debt	$25,098	$30,347
Interest rate swaps settlements	—	927
Amortization of debt issuance costs	2,153	1,986
Capital lease interest	758	561
Capitalized interest (1)	(644)	(768)

Total interest expense	$27,365	$33,053

(1)	Capitalized interest primarily relates to the equipment construction efforts at the various plants.

Loss on Extinguishment of Debt and Write-off of Unamortized Debt Issuance Cost. The $39.6 million write-off resulted from the extinguishment of the Senior Notes and modification of the credit facility.

Other (Income) Expense, Net. Other income decreased $1.9 million during the first half of 2017 compared to the first half of 2016, primarily due to foreign currency exchange effects related to the Brazilian real and the euro.

Net Income (Loss). The $39.6 million loss on extinguishment of debt and write-off of unamortized debt issuance cost was the primary reason for the net loss in the first half of 2017. This loss was partially offset by a $13.7 million increase in income from operations, a $5.7 million reduction in interest expense, and a $7.1 million decrease in income tax expense. Significant components of the changes in income from operations and interest expense were presented in the preceding paragraphs. The decrease in tax expense includes the tax effect of the loss on extinguishment of debt and write-off of unamortized debt issuance cost.

RESULTS BY SEGMENT

PRECISION BEARING COMPONENTS GROUP

	Six Months Ended June 30,
	2017	2016	Change
Net sales	$136,687	$129,902	$6,785
Volume				6,763
Foreign exchange effects				(3,747)
Price/material inflation pass-through/mix				3,769
Income from operations	$16,752	$12,800	$3,952

Net sales increased by $6.8 million during the first half of 2017 from the first half of 2016 due to higher demand volumes and changes to product mix. The higher volumes were primarily due to demand improvements within the industrial and automotive markets. These increases were partially offset by the effects of foreign currency exchange.

The primary driver of the improvement in income from operations was a $2.0 million reduction in restructuring costs compared to the first half of 2016, primarily related to headcount reductions in the prior year. The remaining increase in income from operations was consistent with the increase in net sales.

AUTOCAM PRECISION COMPONENTS GROUP

	Six Months Ended June 30,
	2017	2016	Change
Net sales	$173,104	$166,981	$6,123
Volume				6,678
Foreign exchange effects				414
Price/material inflation pass-through/mix				(969)
Income from operations	$21,289	$14,297	$6,992

Net sales increased by $6.1 million during the first half of 2017 from the first half of 2016 due to industrial market demand improvements in the US and Asia and new automotive program launches in the US Asia and Brazil.

The primary driver of the improvement in income from operations was a $3.6 million reduction in restructuring costs compared to the first half of 2016, primarily related to the closure of the Wheeling Plant in the prior year. The remaining increase in income from operations was consistent with the increase in net sales.

PRECISION ENGINEERED PRODUCTS GROUP

	Six Months Ended June 30,
	2017	2016	Change
Net sales	$142,398	$129,615	$12,783
Volume				13,528
Foreign exchange effects				(734)
Price/material inflation pass-through/mix				(11)
Income from operations	$21,514	$16,203	$5,311

Net sales increased by $12.8 million during the first half of 2017 from the first half of 2016 primarily due to the overall improvement in demand across the medical end market and sales to new customers within the aerospace market.

The increase in income from operations was driven by the increase in net sales. Additionally, depreciation and amortization decreased by $2.4 million due to the amortization of backlog and unfavorable leasehold intangibles during the first quarter of 2016.

Changes in Financial Condition from December 31, 2016 to June 30, 2017.

From December 31, 2016 to June 30, 2017, total assets increased by $50.1 million, of which $47.1 million related to current assets. The increase in current assets was primarily due to increases in accounts receivable and inventories as well as an increase in income tax receivable. The increase in accounts receivable is consistent with increased sales. Despite the increase in net sales, we held inventory levels relatively flat with days inventory outstanding decreasing by approximately two days. The income tax receivable resulted from a net taxable loss for the six months ended June 30, 2017.

From December 31, 2016 to June 30, 2017, total liabilities increased by $48.8 million due to a $53.7 million increase in total debt. The increase in debt resulted from the redemption of our Senior Notes with the proceeds of a new $300.0 million Incremental Term Loan in April 2017.

Working capital, which consists principally of accounts receivable and inventories offset by accounts payable, accrued payroll costs, and current maturities of long-term debt, was $180.6 million at June 30, 2017, compared to $141.9 million at December 31, 2016. The increase in working capital was due primarily to the increase in accounts receivable and inventories, as discussed above.

Cash used by operations was $15.6 million for the six months ended June 30, 2017, compared with cash provided by operations of $11.8 million for the six months ended June 30, 2016. The difference was primarily due to $31.6 million paid for the call premium on the redemption of the Senior Notes, partially offset by increased operating income.

Cash used by investing activities was $20.3 million for the six months ended June 30, 2017, compared with cash used by investing activities of $16.4 million for the six months ended June 30, 2016. The primary difference was capital spending related to growth programs and China’s improvement projects.

Cash provided by financing activities was $39.8 million for the six months ended June 30, 2017, compared with cash provided by financing activities of $6.8 million for the six months ended June 30, 2016. The driver in 2017 was primarily related to net proceeds of debt to fund the Senior Notes call premium.

Liquidity and Capital Resources

On April 3, 2017, we redeemed our Senior Notes for $281.6 million resulting in a loss on debt extinguishment of $36.3 million, including $31.6 million cash paid for the call premium and $4.7 million non-cash write-off of unamortized debt issuance costs. The Senior Notes were redeemed and the call premium was paid with the proceeds of a new $300.0 million Incremental Term Loan that was added by amendment to our existing credit facility. The Incremental Term Loan bears interest at the lower of 0.75% or one-month LIBOR, plus 3.75%, and matures on April 3, 2021, with payments of $3.0 million due quarterly. Concurrent with the amendment, the Senior Secured Revolver was reduced from $143.0 million to $100.0 million until such time as a certain leverage ratio covenant threshold has been met for four consecutive fiscal quarters. Upon satisfaction of the ratio threshold, the Senior Secured Revolver may be restored to $143.0 million. In connection with the amendment, we paid $6.5 million in debt issuance costs of which $4.0 million was recorded as a direct reduction to the carrying amount of the associated debt and $2.5 million was recognized as a loss on modification of the Senior Secured Term Loan. Debt issuance costs related to the amendment were paid with proceeds from the Incremental Term Loan. Also in connection with the amendment, we wrote off $0.8 million of unamortized debt issuance costs related to the modification of the Senior Secured Revolver.

Aggregate amounts outstanding under our Senior Secured Term Loan, Incremental Term Loan, and our Senior Secured Revolver as of June 30, 2017, were $871.0 million (without regard to debt issuance costs). As of June 30, 2017, we could borrow up to $56.2 million under our Senior Secured Revolver, subject to certain limitations. The $56.2 million of availability is net of $10.4 million of outstanding letters of credit at June 30, 2017, which are considered as usage of the Senior Secured Revolver.

Our Senior Secured Term Loan requires us to pay quarterly 0.25% (or $1.4 million) of the initial principal amount through September 30, 2022 with the remaining principal amount due on the maturity date. Additionally, if LIBOR is less than 0.75%, we pay 5.00% per annum in interest. If the LIBOR exceeds 0.75%, then the rate will be the variable LIBOR rate plus an applicable margin of 4.25%. Based on the outstanding balance at June 30, 2017, annual interest payments would have been $29.6 million.

Our Incremental Term Loan requires us to make quarterly payments of $3.0 million through March 31, 2021. If LIBOR is less than 0.75%, then we pay 4.50% per annum in interest. If LIBOR exceeds 0.75%, then we pay the variable LIBOR rate plus an applicable margin of 3.75%. Based on the outstanding balance at June 30, 2017, annual interest payments would have been $14.8 million.

Our Senior Secured Revolver requires us to pay interest at a rate of LIBOR plus an applicable margin of 3.50%. Based on the outstanding balance at June 30, 2017, annual interest payments would have been $1.6 million.

Our Senior Notes required us to pay annual interest of 10.25% payable semi-annually in arrears on May 1 and November 1 of each year. Upon redemption of the Senior Notes, we paid interest of $10.8 million for the period November 1, 2016 through April 3, 2017.

We believe that funds generated from our consolidated operations will provide sufficient cash flow to service the required debt and interest payments under these facilities.

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

We invoice and receive payment from many of our customers in euros as well as other currencies. Additionally, we are party to various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. As a result of these sales, loans, payables and receivables, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management including producing and selling in local currencies and hedging programs. As of June 30, 2017, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

For the next twelve months, we expect capital expenditures to remain relatively consistent, the majority of which relate to new or expanded business. We believe that funds generated from operations and borrowings from the credit facilities will be sufficient to finance our capital expenditures and working capital needs through this period. We base this assertion on our current availability for borrowing of up to $56.2 million and our forecasted positive cash flow from operations for the next twelve months.

Seasonality and Fluctuation in Quarterly Results

General economic conditions impact our business and financial results, and certain of our businesses experience seasonal and other trends related to the industries and end markets that they serve. For example, European sales are often weaker in the summer months, medical device sales are often stronger in the fourth calendar quarter, and sales to original equipment manufacturers are often stronger immediately preceding and following the launch of new products. However, as a whole, we are not subject to material seasonality.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2016 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2016 Annual Report. There have been no changes to these policies during the six months ended June 30, 2017, except as discussed in Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

At June 30, 2017, we had $33.3 million outstanding under our variable rate revolving credit facilities, without regard to debt issuance costs. At June 30, 2017, a one-percent increase in the interest rate charged on our outstanding variable rate borrowings under our Senior Secured Revolver would result in interest expense increasing annually by approximately $0.3 million.

At June 30, 2017, we had $540.7 million outstanding under our variable rate Senior Secured Term Loan B, without regard to debt issuance costs. At June 30, 2017, a one-percent increase in the interest rate charged on this outstanding variable rate borrowings under the Senior Secured Term Loan B would result in interest expense increasing annually by approximately $5.4 million.

At June 30, 2017, we had $297.0 million outstanding under our Incremental Term Loan, without regard to debt issuance costs. At June 30, 2017, a one-percent increase in the interest rate charged on this outstanding variable rate borrowings under the Incremental Term Loan would result in interest expense increasing annually by approximately $3.0 million.

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

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. Our Precision Bearing Components Group invoices and receives payment in currencies other than the U.S. dollar including the euro. Additionally, we participate in various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past and have, from time to time, used foreign currency hedges to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency hedging instruments as of June 30, 2017.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Our disclosure controls are designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within our organization. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We previously disclosed in the 2016 Annual Report the following material weaknesses, which still existed as of June 30, 2017. We did not maintain an effective control environment due to a lack of a sufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with our financial reporting requirements. This material weakness in the control environment contributed to the following material weaknesses: we did not design and maintain effective internal control over: (i) the accounting for business combinations, which specifically included not designing and maintaining controls over the (a) accuracy, valuation and presentation and disclosure for allocating goodwill to our international businesses and (b) completeness, accuracy and valuation of deferred income taxes recorded in connection with business combinations; and (ii) the accounting for income taxes, which specifically included not designing and maintaining controls over the completeness, accuracy, valuation and presentation and disclosure of deferred income tax accounts, income tax provision and related disclosures.

These material weaknesses resulted in immaterial errors to property, plant and equipment, net; goodwill, net; investment in joint venture; accrued salaries, wages and benefits; other liabilities; deferred tax assets and liabilities; provision for income taxes; and other comprehensive income in our consolidated financial statements for the years ended December 31, 2016, 2015 and 2014. These immaterial errors resulted in a revision to previously issued financial statements as discussed in Note 1 and Note 14 in the accompanying Notes to Condensed Consolidated Financial Statements. Management has determined that the revision was an additional effect of the material weaknesses described above. Additionally, these control deficiencies could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Notwithstanding such material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, and in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Remediation Plan for Material Weaknesses

Building on our efforts during 2016, with the oversight of the Audit Committee of our board of directors, we continued in the first half of 2017 to dedicate significant resources and efforts to improve our control environment and take steps to remediate the material weaknesses identified above. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures. The 2017 remediation efforts outlined below are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

•	Augmented the personnel within our finance and accounting organization by hiring two additional tax personnel and adding two additional personnel to address SEC accounting and reporting;

•	Implemented automated tax software;

•	Instituted, and will continue to provide, additional training programs for our finance and accounting personnel; and

•	Strengthened our business combination and income tax control process with improved accounting policies, documentation standards, technical oversight and training, as well as the recent hires noted above.

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

Changes in Internal Control Over Financial Reporting

Except as noted above in the “Remediation Plan for Material Weaknesses” section above, there were no changes in the fiscal quarter ended June 30, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at June 30, 2017 for this matter. There was no material change in the status of this matter from December 31, 2016 to June 30, 2017.

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

Except as noted below, there have been no material changes to the risk factors disclosed in our 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 16, 2017 under Item 1A. “Risk Factors.”

The pending sale of the Precision Bearing Components Group to Tsubaki may not be completed within the currently contemplated time frame or at all, or may be completed on different terms.

We can provide no assurance that the pending sale of the Precision Bearing Components Group to Tsubaki will be completed or completed on a timely basis. Unforeseen developments outside of our control, including possible delays in obtaining applicable regulatory consents and approvals, could delay or prevent the proposed transaction, or cause them to occur on terms and conditions that are less favorable, or at a higher cost, than expected.

Any failure to complete the proposed transaction could have a negative impact on our business, financial results and stock price, as well as on our relationships with our customers, suppliers and employees. Moreover, after the closing of the proposed transaction, we will be smaller and less diversified, with a narrower business focus and may be more vulnerable to changing market conditions, which could adversely affect our business, results of operations or financial condition.

Our business and financial results could be adversely impacted during the pendency of the sale of the Precision Bearing Components Group to Tsubaki, particularly if there is a delay in the completion of the proposed transaction.

The pending sale of the Precision Bearing Components Group to Tsubaki may cause disruptions to our business or business relationships, and may create uncertainty surrounding our ongoing business operations, which could materially and adversely affect our business, results of operations or financial condition, regardless of whether the proposed transaction is completed, including as a result of the following:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

•	uncertainty regarding the future of our organization may adversely affect our ability to hire, retain and motivate key personnel and other employees; and

•	customers, suppliers or other parties which we maintain business relationships may experience uncertainty prior to the closing of the proposed transaction and seek alternative relationships with third parties or seek to terminate or renegotiate their relationships with us.

In addition, the definitive agreement restricts us from engaging in certain actions without the consent of Tsubaki, which could prevent us from pursuing business opportunities that may arise prior to the consummation of the proposed transaction.

We have incurred, and will continue to incur, transaction costs in connection with the proposed transaction, and many of these fees and costs are payable regardless of whether or not the sale is completed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs(1)
April 2017	3,125	$27.60	—	—
May 2017	—	$—	—	—
June 2017	—	$—	—	—

Total	3,125	$27.60	—	—

(1)	Shares were withheld to pay for tax obligations due upon the vesting of restricted stock held by certain employees granted under the NN, Inc. Amended and Restated 2011 Stock Incentive Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: August 14, 2017	/s/ Richard D. Holder
Richard D. Holder,
President, Chief Executive Officer and Director
(Principal Executive Officer) (Duly Authorized Officer)

Date: August 14, 2017	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Senior Vice President— Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase Agreement, dated as of July 10, 2017, by and between NN, Inc. and TSUBAKI NAKASHIMA Co., Ltd. (incorporated by reference to Exhibit 2.1 to NN, Inc.’s Current Report on Form 8-K filed on July 10, 2017)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRLTaxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document