Form 10-Q
period 2017-09-30
NN INC
filed 2017-11-09
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 7, 2017, there were 27,573,397 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NN, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

Amounts in thousands of dollars, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016(1)	2017	2016(1)
Net sales	$148,156	$146,714	$463,658	$443,310
Cost of products sold (exclusive of depreciation and amortization shown separately below)	110,836	107,185	339,345	323,660
Selling, general and administrative expense	16,985	14,201	52,606	46,931
Acquisition related costs excluded from selling, general and administrative expense	619	—	619	—
Depreciation and amortization	13,075	11,737	38,432	38,411
Restructuring and integration expense	345	606	362	4,851

Income from operations	6,296	12,985	32,294	29,457
Interest expense	12,739	15,801	39,916	48,708
Loss on extinguishment of debt and write-off of unamortized debt issuance costs	—	2,589	39,639	2,589
Derivative payments on interest rate swap	—	609	—	609
Derivative loss (gain) on change in interest rate swap fair value	(27)	3,130	(14)	3,130
Other (income) expense, net	(848)	(263)	(945)	(2,297)

Loss from continuing operations before benefit for income taxes and share of net income from joint venture	(5,568)	(8,881)	(46,302)	(23,282)
Benefit for income taxes	1,436	8,246	14,145	11,763
Share of net income from joint venture	1,202	1,427	4,139	4,170

Income (loss) from continuing operations	(2,930)	792	(28,018)	(7,349)
Income from discontinued operations, net of tax (Note 2)	135,825	3,663	146,579	12,564

Net income	$132,895	$4,455	$118,561	$5,215

Other comprehensive income (loss):
Change in fair value of interest rate swap	$—	$2,244	$—	$2,025
Reclassification adjustment for discontinued operations	(9,243)	—	(9,243)	—
Foreign currency translation gain (loss)	6,083	(378)	20,327	1,774

Other comprehensive income (loss):	$(3,160)	$1,866	$11,084	$3,799

Comprehensive income	$129,735	$6,321	$129,645	$9,014

Basic net income (loss) per share:
Income (loss) from continuing operations per share	$(0.11)	$0.03	$(1.02)	$(0.27)
Income from discontinued operations per share	4.93	0.13	5.35	0.47

Net income per share	$4.82	$0.16	$4.33	$0.19

Weighted average shares outstanding	27,544	27,159	27,403	26,973

Diluted net income (loss) per share:
Income (loss) from continuing operations per share	$(0.11)	$0.03	$(1.02)	$(0.27)
Income from discontinued operations per share	4.93	0.13	5.35	0.47

Net income per share	$4.82	$0.16	$4.33	$0.19

Weighted average shares outstanding	27,544	27,322	27,403	26,973

Cash dividends per common share	$0.07	$0.07	$0.21	$0.21

(1)	Includes the effects of discontinued operations (Note 2) and prior periods’ revisions (Note 1 and Note 15)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

Amounts in thousands of dollars, except share data

	September 30, 2017	December 31, 2016(1)
Assets
Current assets:
Cash and cash equivalents	$347,380	$6,271
Accounts receivable, net	108,220	93,433
Inventories	76,641	67,137
Income tax receivable	—	872
Current assets of discontinued operations	—	106,717
Other current assets	20,194	6,997

Total current assets	552,435	281,427
Property, plant and equipment, net	238,809	230,580
Goodwill, net	443,496	441,402
Intangible assets, net	236,752	254,263
Investment in joint venture	37,739	36,008
Non-current assets of discontinued operations	—	103,290
Other non-current assets	8,279	9,602

Total assets	$1,517,510	$1,356,572

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,330	$44,705
Accrued salaries, wages and benefits	17,362	15,762
Income taxes payable	65,989	—
Current maturities of long-term debt	21,090	12,751
Current liabilities of discontinued operations	—	45,421
Other current liabilities	22,233	20,849

Total current liabilities	175,004	139,488
Deferred tax liabilities	96,316	96,069
Long-term debt, net of current portion	793,999	785,713
Non-current liabilities of discontinued operations	—	11,960
Other non-current liabilities	10,887	12,829

Total liabilities	1,076,206	1,046,059

Total stockholders’ equity	441,304	310,513

Total liabilities and stockholders’ equity	$1,517,510	$1,356,572

(1)	Includes the effects of discontinued operations (Note 2) and prior periods’ revisions (Note 1 and Note 15)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

Amounts in thousands of dollars and shares

	Common Stock				Accumulated
	Number		Additional		other	Non-
	of	Par	paid in	Retained	comprehensive	controlling
	shares	value	capital	earnings	income (loss)	interest	Total
Balance, December 31, 2016(1)	27,249	$272	$284,508	$55,509	$(29,808)	$32	$310,513
Net income	—	—	—	118,561	—	—	118,561
Dividends paid	—	—	—	(5,913)	—	—	(5,913)
Share-based compensation expense	86	1	3,985	—	—	—	3,986
Shares issued for option exercises	250	2	2,943	—	—	—	2,945
Sale of PBC business (Note 2)	—	—	—	—	(9,243)	(32)	(9,275)
Restricted shares forgiven for taxes and forfeited	(24)	—	(580)	—	—	—	(580)
Foreign currency translation gain (loss)	—	—	—	—	20,327	—	20,327
Adoption of new accounting standard (Note 1)	—	—	—	740	—	—	740

Balance, September 30, 2017	27,561	$275	$290,856	168,897	$(18,724)	$—	$441,304

(1)	Includes the effects of prior periods’ revisions (Note 1 and Note 15)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Amounts in thousands of dollars

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$118,561	$5,215
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	38,432	38,411
Depreciation and amortization of discontinued operations	7,723	8,766
Amortization of debt issuance costs	3,237	3,048
Write-off of debt issuance costs	8,054	2,589
Gain on disposal of discontinued operations, net of tax and cost to sell	(129,353)	—
Compensation expense from issuance of share-based awards	3,220	3,051
Other	439	421
Changes in operating assets and liabilities:
Accounts receivable	(15,094)	(24,422)
Inventories	(10,764)	1,663
Accounts payable	(3,317)	629
Income taxes payable	(19,178)	(2,153)
Other	(1,674)	9,073

Net cash provided by operating activities	286	46,291

Cash flows from investing activities:
Acquisition of property, plant and equipment	(31,674)	(32,166)
Proceeds from measurement period adjustments to previous acquisition	—	1,635
Proceeds from disposals of property, plant and equipment	639	366
Short term investment	(8,000)	—
Proceeds from sale of business, net of cash sold	371,436	—

Net cash provided by (used by) investing activities	332,401	(30,165)

Cash flows from financing activities:
Debt issue costs paid	(6,545)	(3,692)
Dividends paid	(5,764)	(5,677)
Proceeds from long-term debt	317,000	39,000
Repayment of long-term debt	(301,313)	(39,562)
Proceeds from (repayment of) short-term debt, net	(3,968)	(4,101)
Proceeds from issuance of stock and exercise of stock options	2,945	2,553
Shares withheld to satisfy income tax withholding	(580)	(159)
Principal payments on capital leases	(2,855)	(3,465)

Net cash used by financing activities	(1,080)	(15,103)

Effect of exchange rate changes on cash flows	1,368	(1,322)
Net change in cash and cash equivalents	332,975	(299)
Cash and cash equivalents at beginning of period(1)	14,405	15,087

Cash and cash equivalents at end of period	347,380	$14,788

(1)	Beginning balance for the nine-month period ended September 30, 2017, includes $8.1 million of cash that was included in current assets of discontinued operations.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

Amounts in thousands of dollars and shares, except per share data

Note 1. Interim Financial Statements

Nature of Business

NN, Inc., a diversified industrial company, combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for a variety of markets on a global basis. As used in this Quarterly Report on Form 10-Q, the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries. We have historically reported results of operations in three reportable segments: the Precision Bearing Components Group (“PBC”), the Precision Engineered Products Group (“PEP”), and the Autocam Precision Components Group (“APC”). On August 17, 2017, we sold our PBC business. Note 2 in these Notes to Condensed Consolidated Financial Statements provides further information on the sale of the PBC business. After the sale of the PBC business, we had 33 manufacturing facilities in North America, Europe, South America and China. We added three more North American manufacturing facilities in October 2017 (see Note 16 for information about our acquisition subsequent to September 30, 2017).

Basis of Presentation

The accompanying condensed consolidated financial statements have not been audited, except that the Condensed Consolidated Balance Sheet as of December 31, 2016, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”), on March 16, 2017. Historical periods presented reflect reclassifications to reflect discontinued operations (see Note 2). Historical periods also reflect revisions that we disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (see Note 15). In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three-month and nine-month periods ended September 30, 2017 and 2016; financial position as of September 30, 2017, and December 31, 2016; and cash flows for the nine months ended September 30, 2017 and 2016, on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the Company’s financial position and operating results for the interim periods.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2016 Annual Report. The results for the nine months ended September 30, 2017, are not necessarily indicative of results for the year ending December 31, 2017, or any other future periods. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Except for per share data or as otherwise indicated, all dollar amounts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.

Prior Periods’ Financial Statement Revision

In connection with the preparation of condensed consolidated financial statements as of and for the three-month and six-month periods ended June 30, 2017, we identified misstatements in our previously issued financial statements related to the foreign currency translation of our investment in a China joint venture. We acquired a 49% investment in the joint venture as part of the acquisition of Autocam Corporation (“Autocam”) on August 29, 2014. We remeasured the investment in the joint venture to fair value at the time of the acquisition, and we have accounted for the investment under the equity method of accounting. Following the completion of the Autocam acquisition, we accounted for the investment in the joint venture in U.S. dollars whereas it should have been accounted for in the joint venture’s functional currency of the Chinese Renminbi in accordance with Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters. As a result, we did not correctly account for the investment in the joint venture and the related currency translation adjustment impacts.

We previously corrected as out-of-period adjustments certain immaterial misstatements and reflected them in the prior period financial statements, where applicable. These immaterial previously recorded out-of-period adjustments were primarily due to misstatements related to the initial recording of deferred tax assets and liabilities and corresponding adjustments to goodwill as part of the purchase price allocations of the Autocam and PEP acquisitions in 2014 and 2015, the accounting for the goodwill balances from those acquisitions for multi-currency reporting through other comprehensive income, and the mark-to-market adjustments on our interest rate hedge, net of tax, through other comprehensive income.

We assessed the materiality of the misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Materiality, codified in ASC Topic 250, Accounting Changes and Error Corrections, (“ASC 250”) and concluded that the misstatements were not material to any prior annual or interim periods. In accordance with ASC 250 (SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have corrected these misstatements for all prior periods presented by revising the condensed consolidated financial statements and other consolidated financial information included herein. We have revised, and will revise for annual and interim periods in future filings, certain amounts in the consolidated financial statements to correct these misstatements. See Note 15 for additional information on the revision.

Newly Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard changes how companies account for certain aspects of share-based payments to employees. Entities must recognize the income tax effects of awards in the statement of operations when the awards vest or are settled (i.e., additional paid-in capital pools were eliminated). The guidance changed regarding employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures. The guidance was effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. As of January 1, 2017, we adopted ASU 2016-09, and the effects of the standard are reflected in the three-month and nine-month periods ended September 30, 2017, balances. Upon adoption, we reclassified $0.7 million in historical tax benefits from deferred taxes to retained earnings. We will recognize prospective tax benefits in income tax expense. Tax payments in respect of shares withheld for taxes are now classified in the financing section of the statement of cash flows. The calculation of diluted earnings per share now excludes tax benefits that would have generated more dilutive shares. The effects of the adoption were not material to the financial statements.

Issuance of New Accounting Standards

Revenue Recognition. In May 2014, the FASB issued a new standard that provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most of the existing revenue recognition requirements. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Factors that will affect pre-and post-implementation include, but are not limited to, identifying all the contracts that exist and whether incidental obligations or marketing incentives included in some of those contracts are performance obligations. Additionally, we are evaluating the transfer of control of certain consignment contracts which may impact the timing of revenue recognition under the new standard.

The standard will be effective for us beginning January 1, 2018. We intend to adopt the standard utilizing the modified retrospective transition method. Under this transition method, we will recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings as of January 1, 2018, and will apply the new standard beginning with the most current period presented to contracts that are not completed at the date of initial application. We continue to evaluate the adoption method throughout each phase of implementation.

While our ability to adopt the standard using the modified retrospective method depends on system readiness and completing our analysis of information necessary to present required footnote disclosures in the consolidated financial statements, the implementation project remains on schedule. We have completed a diagnostic accounting assessment, including an analysis of a representative sample of contracts, to identify areas that will be most significantly impacted by implementation of the new standard. We have also completed initial training to educate contract managers of the technical aspects of the new standard. We are in the process of concluding on and documenting our assessments related to the standard as well as potential system and procedural changes. We are evaluating the impact the new standard will have on our financial condition, results of operations and cash flows. We expect to complete our final evaluation of the impact of adopting the new standard during 2017.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 creates Topic 842, Leases, in the ASC and supersedes ASC 840, Leases. Entities that hold numerous equipment and real estate leases, in particular those with numerous operating leases, will be most affected by the new guidance. The lease accounting standard is effective for NN beginning January 1, 2019, with modified retrospective adoption required and early adoption permitted. The amendments in ASU 2016-02 are expected to impact balance sheets at many companies by adding lease-related assets and liabilities. This may affect compliance with contractual agreements and loan covenants. We have performed inquiries within segment locations and compiled information on operating and capital leases. We are currently evaluating the impacts of the lease accounting standard on our financial position, results of operations, and related disclosures.

Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This standard provides clarification on how certain cash receipts and cash payments are presented and classified on the statement of cash flows. The standard is effective for NN beginning January 1, 2018, and is required to be adopted using a retrospective approach if practicable, with early adoption permitted. We are in the process of assessing the effects of the standard on prior periods. We expect to complete our final evaluation of the impact of adopting the new standard during 2017. Although our analysis of the effects on prior periods is not yet complete, we have identified $31.6 million of cash paid for debt prepayment in April 2017 that is currently classified as an operating cash outflow. Under the new guidance, this $31.6 million will be classified as a financing cash outflow.

Goodwill. In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1 test). The standard is effective for NN beginning with impairment tests performed on or after January 1, 2020, with early adoption permitted. We are currently evaluating the impact this new guidance is expected to have on our financial position or results of operations and related disclosures.

Note 2. Discontinued Operations

On August 17, 2017, we completed the sale of our PBC business to Tsubaki Nakashima, Co, Ltd. for a base purchase price of $375.0 million in cash, subject to certain adjustments. We expect to finalize purchase price adjustments in accordance with the purchase agreement. The PBC business included all our facilities that were engaged in the production of precision steel balls, steel rollers, and metal retainers and automotive specialty products used primarily in the bearing industry. The sale of the PBC business furthers management’s long-term strategy to build a diversified industrial business with a comprehensive geographic footprint in attractive high-growth market segments. The PBC business represented all of the PBC reportable segment disclosed in our historical financial statements. Under the terms of a transition services agreement, we will provide certain support services for twelve months from the closing date of the sale.

We received cash proceeds of $387.6 million and recorded an estimated after-tax gain on sale of $129.4 million, which is included in the “Income from discontinued operations, net of tax” line on the Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month and nine-month periods ended September 30, 2017. The net amount of cash proceeds and gain are subject to change due to the finalization of working capital adjustments. The gain includes the effects of $9.3 million in cumulative foreign currency translation gain and non-controlling interest attributable to the PBC business as of August 17, 2017.

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the operating results of PBC are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the disposition of the business, net of tax, as one line item on the Condensed Consolidated Statements of Operations and Comprehensive Income. All Condensed Consolidated Statements of Operations and Comprehensive Income presented have been revised to reflect this presentation. Accordingly, results of the PBC business have been excluded from continuing operations and segment results for all periods presented in the condensed consolidated financial statements and the accompanying notes unless otherwise stated.

The following table summarizes the major line items included in the results of operations of the discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$31,600	$58,247	$168,287	$188,149
Cost of products sold (exclusive of depreciation and amortization shown separately below)	26,070	45,353	130,554	145,426
Selling, general and administrative expense	2,466	4,146	11,589	13,211
Depreciation and amortization	1,611	2,956	7,723	8,766
Restructuring and integration expense	—	50	427	2,390

Income from operations	1,453	5,742	17,994	18,356
Gain on disposal of discontinued operations	215,280	—	215,280	—
Other income (expense)	(59)	(98)	(265)	(325)

Income (loss) from discontinued operations before provision (benefit) for income taxes	216,674	5,644	233,009	18,031
Provision for income taxes	(80,849)	(1,981)	(86,430)	(5,467)

Income (loss) from discontinued operations, net of tax	135,825	3,663	146,579	12,564

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented.

	September 30,	December 31,
	2017	2016
Cash	$—	$8,134
Accounts receivable, net	—	46,114
Inventories	—	47,714
Other current assets	—	4,755

Total current assets of discontinued operations	—	106,717

Property, plant and equipment, net	—	92,373
Goodwill, net	—	8,909
Intangible assets, net	—	1,718
Other non-current assets	—	290

Total non-current assets of discontinued operations	—	103,290

Total assets of discontinued operations	$—	$210,007

Accounts payable	$—	$31,014
Accrued salaries, wages and benefits	—	9,234
Income taxes payable	—	2,997
Other current liabilities	—	2,176

Total current liabilities of discontinued operations	—	45,421

Deferred tax liabilities	—	3,522
Accrued post-employment benefits	—	4,707
Other non-current liabilities	—	3,731

Total non-current liabilities of discontinued operations	—	11,960

Total liabilities of discontinued operations	$—	$57,381

The following table presents the significant noncash items and cash paid for capital expenditures of discontinued operations for each period presented.

	Nine Months Ended
	September 30,
	2017	2016
Depreciation and amortization	$7,723	$8,766
Acquisition of property, plant and equipment	$10,024	$14,015

Note 3. Inventories

Inventories are comprised of the following amounts:

	September 30,	December 31,
	2017	2016
Raw materials	$35,253	$36,081
Work in process	24,535	22,644
Finished goods	16,853	8,412

Inventories	$76,641	$67,137

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the average cost method. The inventory valuations above were developed using normalized production capacities for each manufacturing location. Any costs from abnormal excess capacity or underutilization of fixed production overheads are expensed in the period incurred and are not included as a component of inventory valuation.

Note 4. Net Income (Loss) Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income (loss) from continuing operations	$(2,930)	$792	$(28,018)	$(7,349)
Income from discontinued operations, net of tax	135,825	3,663	146,579	12,564

Net income	$132,895	$4,455	$118,561	$5,215

Weighted average shares outstanding	27,544	27,159	27,403	26,973
Effect of dilutive stock options	—	163	—	—

Diluted shares outstanding	27,544	27,322	27,403	26,973

Basic income (loss) from continuing operations per share	$(0.11)	$0.03	$(1.02)	$(0.27)
Basic income from discontinued operations per share	4.93	0.13	5.35	0.47

Basic net income per share	$4.82	$0.16	$4.33	$0.19

Diluted income (loss) from continuing operations per share	$(0.11)	$0.03	$(1.02)	$(0.27)
Diluted income from discontinued operations per share	4.93	0.13	5.35	0.47

Diluted net income per share	$4.82	$0.16	$4.33	$0.19

The calculations of diluted income from continuing operations per share for the three-month periods ended September 30, 2017 and 2016, exclude 0.8 million and 0.6 million potentially dilutive stock options, which had the effect of being anti-dilutive. The calculations of diluted income from continuing operations per share for the nine-month periods ended September 30, 2017 and 2016, exclude 0.8 million and 0.8 million potentially dilutive stock options, which had the effect of being anti-dilutive. Given the loss from continuing operations for the three-month and nine-month periods ended September 30, 2017, and for the nine-month period ended September 30, 2016, all options are considered anti-dilutive and were excluded from the calculation of diluted loss from continuing operations per share.

Note 5. Segment Information

The segment information and the accounting policies of each segment are the same as those described in the Notes to Consolidated Financial Statements entitled “Segment Information” and “Summary of Significant Accounting Policies and Practices,” respectively, included in our 2016 Annual Report. Our business has historically been aggregated into three reportable segments: PBC, APC, and PEP. See Note 2 for information regarding the sale of the PBC business on August 17, 2017. The results of the PBC business are classified as discontinued operations for all periods in the condensed consolidated financial statements and accompanying notes unless otherwise stated. Accordingly, results of the PBC business are not included in the tabular presentation below.

Within our APC segment, we manufacture highly engineered, difficult-to-manufacture precision metal components and sub-assemblies for the automotive and industrial end markets.

Within our PEP segment, we combine materials science expertise with advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal and plastic components, assemblies, and finished devices for the medical, electrical, automotive and aerospace end markets.

The following table presents results of continuing operations for each reportable segment. There were no significant inter-segment transactions during the three-month and nine-month periods ended September 30, 2017 and 2016.

	Autocam Precision Components Group	Precision Engineered Products Group	Corporate and Consolidations	Total Continuing Operations
Three Months Ended September 30, 2017
Revenues from external customers	$81,664	$66,492	$—	$148,156
Income (loss) from operations	$6,799	$7,922	$(8,425)	$6,296
Nine Months Ended September 30, 2017
Revenues from external customers	$254,768	$208,890	$—	$463,658
Income (loss) from operations	$28,088	$29,436	$(25,230)	$32,294
Three Months Ended September 30, 2016
Revenues from external customers	$80,492	$66,222	$—	$146,714
Income (loss) from operations	$8,464	$9,913	$(5,392)	$12,985
Nine Months Ended September 30, 2016
Revenues from external customers	$247,473	$195,837	$—	$443,310
Income (loss) from operations	$22,761	$26,116	$(19,420)	$29,457

Note 6. Debt

The following table presents debt balances as of September 30, 2017, and December 31, 2016.

	September 30, 2017	December 31, 2016
$545.0 million Senior Secured Term Loan B (“Senior Secured Term Loan”) bearing interest at the greater of 0.75% or one-month LIBOR (1.23% at September 30, 2017), plus an applicable margin of 4.25% at September 30, 2017, expiring October 19, 2022	$539,250	$543,563
$300.0 million Incremental Term Loan (“Incremental Term Loan”) bearing interest at the greater of 0.75% or one-month LIBOR (1.23% at September 30, 2017), plus an applicable margin of 3.75% at September 30, 2017, expiring April 3, 2021	294,000	—
$143.0 million Senior Secured Revolver (“Senior Secured Revolver”) bearing interest at one-month LIBOR (1.23% at September 30, 2017) plus an applicable margin of 3.5% at September 30, 2017, expiring October 19, 2020	—	27,977
$250.0 million Senior Notes (“Senior Notes”) bearing interest at 10.25%	—	250,000
French Safeguard Obligations	401	358
Brazilian lines of credit and equipment notes	327	573
Chinese line of credit, bearing interest	3,014	2,619

Total	836,992	825,090
Less current maturities of long-term debt	21,090	12,751

Principal, net of current portion	815,902	812,339
Less unamortized debt issuance costs	21,903	26,626

Long-term debt, net of current portion	$793,999	$785,713

On April 3, 2017, we redeemed the Senior Notes for $281.6 million resulting in a loss on debt extinguishment of $36.3 million, including $31.6 million cash paid for the call premium and a $4.7 million non-cash write-off of unamortized debt issuance costs. The Senior Notes were redeemed and the call premium was paid with the proceeds of a new $300.0 million Incremental Term Loan that was added by amendment to the existing credit facility. The Incremental Term Loan bears interest at the lower of 0.75% or the one-month London Interbank Offered Rate (“LIBOR”), plus 3.75%, and matures on April 3, 2021, with payments of $3.0 million due quarterly. The amendment also reduced the Senior Secured Revolver from $143.0 million to $100.0 million until such time as a leverage ratio covenant threshold has been met for four consecutive fiscal quarters. Upon satisfaction of the ratio threshold, the Senior Secured Revolver may be restored to $143.0 million. In connection with the amendment, we paid $6.5 million in debt issuance costs of which we recorded $4.0 million as a direct reduction to the carrying amount of the associated debt and $2.5 million as a loss on modification of the Senior Secured Term Loan. Debt issuance costs related to the amendment were paid with proceeds from the Incremental Term Loan. Also in connection with the amendment, we wrote off $0.8 million of unamortized debt issuance costs related to the modification of the Senior Secured Revolver.

We used cash generated from operations and a portion of the cash proceeds from the sale of the PBC business to pay down the Senior Secured Revolver on August 17, 2017, which had a $33.2 million outstanding balance at that time. We continue to utilize the Senior Secured Revolver for daily working capital needs.

We assumed certain foreign credit facilities as part of the Autocam acquisition. These facilities relate to local borrowings in France, Brazil, and China. These facilities are with financial institutions in the countries in which foreign plants operate and are used to fund working capital and equipment purchases in those countries. Our 2016 Annual Report includes descriptions of these foreign credit facilities.

Note 7. Goodwill, Net

The following table shows changes in the carrying amount of goodwill, net, for the nine months ended September 30, 2017.

	Autocam Precision Components Group	Precision Engineered Products Group	Total
Balance as of December 31, 2016	$70,717	$370,685	$441,402
Currency impacts	736	1,358	2,094

Balance as of September 30, 2017	$71,453	$372,043	$443,496

Goodwill is tested for impairment on an annual basis during the fourth quarter and more often if a triggering event occurs. As of September 30, 2017, there were no indications of impairment at the reporting units with goodwill balances.

Note 8. Intangible Assets, Net

The following table shows changes in the carrying amount of intangible assets, net, for the nine months ended September 30, 2017.

	Autocam Precision Components Group	Precision Engineered Products Group	Total
Balance as of December 31, 2016	$42,928	$211,335	$254,263
Amortization	(2,616)	(14,900)	(17,516)
Currency impacts	5	—	5

Balance as of September 30, 2017	$40,317	$196,435	$236,752

Intangible assets are tested for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. As of September 30, 2017, there were no indications of impairment at the reporting units with intangible asset balances.

Note 9. Shared-Based Compensation

The following table lists the components of share-based compensation expense for the three-month and nine-month periods ended September 30, 2017 and 2016, by type of award.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	$527	$185	$1,102	$679
Restricted stock	773	425	1,628	2,120
Performance share units	467	294	1,255	760

Share-based compensation	$1,767	$904	$3,985	$3,559

Prior to the sale of the PBC business, our board of directors approved the acceleration of vesting of share-based awards to 19 members of PBC executive management in recognition of their service to the Company. The vesting date was accelerated to August 17, 2017, and the term was changed to two years for 58,094 option awards. The vesting date for 25,564 restricted stock awards was accelerated to August 17, 2017. We accounted for the acceleration of vesting as a modification of share-based awards. Accordingly, we recognized in discontinued operations approximately $0.8 million of incremental share-based compensation expense.

Stock Options

During the nine months ended September 30, 2017, we granted 125,700 option awards to officers and certain other key employees. The weighted average grant date fair value of options granted during the nine months ended September 30, 2017, was $11.84 per share. The fair value of these options cannot be determined by market value because the options are not traded in an open market. Accordingly, we utilized the Black Scholes financial pricing model to estimate the fair value. The following table shows the weighted average assumptions relevant to determining the fair value of the 2017 stock option grants.

2017 Stock Option Awards
Expected term	6 years
Risk free interest rate	2.03%
Dividend yield	1.16%
Expected volatility	56.56%
Expected forfeiture rate	3.00%

The following table provides a reconciliation of option activity for the nine months ended September 30, 2017.

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
Options	Shares (000)	(per share)	Term (years)	Value
Outstanding at January 1, 2017	897	$12.22
Granted	126	24.20
Exercised	(250)	11.79
Forfeited or expired	(6)	7.72

Outstanding at September 30, 2017	767	$14.32	6.5	$11,246	(1)

Exercisable at September 30, 2017	583	$12.71	5.7	$9,500	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at September 30, 2017.

Restricted Stock

During the nine months ended September 30, 2017, we granted 85,393 restricted stock awards to non-executive directors, officers and certain other key employees. The shares of restricted stock granted during the nine months ended September 30, 2017, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. We determined the fair value of the shares issued by using the closing price of our common stock as of the date of grant. The weighted average grant date value of restricted stock granted in the nine months ended September 30, 2017, was $24.29 per share.

Performance Share Units

During the nine months ended September 30, 2017, we granted 98,618 performance share units to officers and certain other key employees. The performance share units granted will be satisfied in the form of shares of common stock during 2020 if certain performance and/or market conditions are met. We recognize the compensation expense over the three-year period in which the performance and market conditions are measured. We determined the fair value per share of the performance share units issued by using the grant date closing price of our common stock for the units with a performance condition, or $24.20, and a Monte Carlo valuation model for the units that have a market condition, or $29.84.

Note 10. Income Taxes

Our effective tax rate from continuing operations was 26% and 31% for the three-month and nine-month periods ended September 30, 2017, respectively, and 93% and 51% for the three-month and nine-month periods ended September 30, 2016, respectively. The loss on extinguishment of Senior Notes impacted the 2017 tax rate and was treated as a discrete item during the second quarter of 2017. The 2016 effective rate was impacted by changes in forecasted income and loss and driven by the application of the three- and nine-month results against the permanent book to tax differences. The effective tax rates for 2017 and 2016 differ from the U.S. federal statutory tax rate of 35% due primarily to earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate.

Management believes that it is reasonably possible that the amount of unrecognized income tax benefits and interest may decrease during the next 12 months by approximately $0.6 million related to the expiration of the statutes of limitations, of which $0.5 million would reduce income tax expense.

During the third quarter of 2017, the Internal Revenue Service commenced an examination of the federal tax return for the pre-acquisition period of January 1, 2015 through October 19, 2015 for Precision Engineered Products.

Note 11. Commitments and Contingencies

Brazil ICMS Tax Matter

Prior to the Autocam acquisition, Autocam’s Brazilian subsidiary received notification from the Brazilian tax authorities regarding ICMS (state value added tax or VAT) tax credits claimed on intermediary materials (tooling and perishable items) used in the manufacturing process. The Brazilian tax authority notification disallowed state ICMS credits claimed on intermediary materials based on the argument that these items are not intrinsically related to the manufacturing processes. Autocam Brazil filed an administrative defense with the Brazilian tax authority arguing, among other matters, that it should qualify for an ICMS tax credit, contending that the intermediary materials are directly related to the manufacturing process.

We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at September 30, 2017, for this matter. There was no material change in the status of this matter from December 31, 2016 to September 30, 2017.

We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest and penalties related to this matter.

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

Note 12. Investment in Joint Venture

We own a 49% investment in a joint venture located in Wuxi, China, with an unrelated entity called Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”). The JV is jointly controlled and managed, and we account for it under the equity method.

The following table summarizes activity related to our investment in the JV for the nine months ended September 30, 2017.

Balance as of December 31, 2016	$36,008
Our share of cumulative earnings	4,481
Dividends declared and paid by joint venture	(4,156)
Accretion of basis difference from purchase accounting	(342)
Foreign currency translation gain	1,748

Balance as of September 30, 2017	$37,739

The following table summarizes balance sheet information of the JV itself.

	September 30, 2017	December 31, 2016
Current assets	$41,367	$31,295
Non-current assets	29,176	22,522

Total assets	$70,543	$53,817

Current liabilities	$26,746	$13,549

Total liabilities	$26,746	$13,549

We recognized sales to the JV of less than $0.1 million and approximately $0.2 million during the three-month and nine-month periods ended September 30, 2017. Amounts due to us from the JV were less than $0.1 million as of September 30, 2017, and are included in accounts receivable.

Note 13. Fair Value Measurements

Fair value is an exit price representing the expected amount that an entity would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date. We followed consistent methods and assumptions to estimate fair values as more fully described in the 2016 Annual Report.

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. As of September 30, 2017, the carrying values of these financial instruments approximated fair value. The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. As of September 30, 2017, we had no fixed-rate debt outstanding.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis for the interest rate swap derivative financial instrument:

		Fair Value Measurements at September 30, 2017
Description	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset - current	$10	—	$10	—
Derivative asset - noncurrent	—	—	—	—
Derivative liability - current	(1,479)	—	(1,479)	—
Derivative liability - noncurrent	—	—	—	—

	$(1,469)	—	$(1,469)	—

		Fair Value Measurements at December 31, 2016
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset - current	$69	$—	$69	$—
Derivative asset - noncurrent	6	—	6	—
Derivative liability - current	(1,903)	—	(1,903)	—
Derivative liability - noncurrent	(1,028)	—	(1,028)	—

	$(2,856)	$—	$(2,856)	$—

Our policy is to manage interest expense using a mix of fixed and variable rate debt. To manage this mix effectively, we may enter into interest rate swaps to exchange the difference between fixed and variable interest amounts.

The inputs for determining fair value of the interest rate swap are classified as Level 2 inputs. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves, index forward curves, discount curves, and volatility surfaces. Counterparties to these derivative contracts are highly rated financial institutions which management believes carry only a minimal risk of nonperformance.

We have elected to present the derivative contracts on a gross basis in the Condensed Consolidated Balance Sheets included within other current assets, other non-current assets, other current liabilities and other non-current liabilities. If the derivative contract were presented on a net basis, the derivative would reflect in a net liability position of $1.5 million as of September 30, 2017. We do not have any cash collateral due under such agreements.

As of September 30, 2017, we had no gains or losses in accumulated other comprehensive income related to the interest rate swap. Additionally, during the nine months ended September 30, 2016, when the interest rate swap was accounted for in accordance with hedge accounting, the periodic settlements and related reclassification of other comprehensive income was $1.4 million of net hedging losses on the interest rate swap in the interest expense line on the Condensed Consolidated Statements of Operations and Comprehensive Income. The “Derivative loss (gain) on change in interest rate swap fair value” line on the Condensed Consolidated Statements of Operations and Comprehensive Income includes interest rate swap settlements of $0.3 million and $1.3 million for the three-month and nine-month periods ended September 30, 2017, and $0.6 million for the three-month and nine-month periods ended September 30, 2016. Effective October 27, 2017, we terminated our interest rate swap with a cash payment of $1.3 million. Therefore, we classified all amounts related to the interest rate swap as current assets and current liabilities on our balance sheet as of September 30, 2017.

Note 14. Restructuring and Integration

We recognized restructuring and integration costs totaling $0.3 million and $0.4 million in the three-month and nine-month periods ended September 30, 2017. We recognized restructuring and integration costs totaling $0.6 million and $4.9 million in the three-month and nine-month periods ended September 30, 2016.

Within APC, certain restructuring programs that included the closure of one facility, the Wheeling Plant, resulted in a charge of $0.3 million and $0.4 million for the three-month and nine-month periods ended September 30, 2017, and $0.3 million and $3.9 million for the three-month and nine-month periods ended September 30, 2016.

Within PEP, initiatives resulted in integration, site closure and employee costs of $0.3 million and $1.0 million for the three-month and nine-month periods ended September 30, 2016. There were no charges in the three-month and nine-month periods ended September 30, 2017.

The following table summarizes restructuring and integration activity related to actions incurred for the three-month and nine-month periods ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Severance and other costs	$—	$228	$17	$1,535
Site closure and other associated costs	$345	$378	$345	$3,316

Total	$345	$606	$362	$4,851

	Reserve Balance at December 31, 2016	Charges	Paid in 2017	Reserve Balance at September 30, 2017
Severance and other costs	$1,000	$17	$(1,017)	$—
Site closure and other associated costs	1,625	345	(730)	1,240

Total	$2,625	$362	$(1,747)	$1,240

We are still identifying restructuring and impairment costs at our segments; therefore, we are not able to estimate the ultimate costs at this time. Future filings will include updates to these activities along with a reconciliation of beginning and ending liabilities. We expect to pay $1.0 million of the reserve balance remaining at September 30, 2017, within the next twelve months. The remaining reserve of $0.2 million is expected to be paid in 2018 and 2019.

Note 15. Prior Periods’ Financial Statement Revision

As described in Note 1 in these Notes to Condensed Consolidated Financial Statements, we corrected misstatements for all prior periods presented by revising the Condensed Consolidated Financial Statements and other financial information included herein. We have not revised Consolidated Statements of Cash Flows for any periods. The amounts presented below for prior periods were reported before the PBC business qualified as discontinued operations and therefore include the results of the PBC business.

The following tables present the effect of the revision on the Condensed Consolidated Statements of Operations.

	Year Ended December 31, 2016
	As Previously Reported	Adjustment	As Revised
Selling, general and administrative expense	$80,266	$(37)	$80,229
Income from operations	59,400	37	59,437
Write-off of unamortized debt issuance costs	3,089	(500)	2,589
Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	(7,309)	537	(6,772)
Provision (benefit) for income taxes	(9,313)	1,180	(8,133)
Net income (loss)	7,942	(643)	7,299
Basic net income (loss) per share	$0.29	$(0.02)	$0.27
Diluted net income (loss) per share	$0.29	$(0.02)	$0.27

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Selling, general and administrative expense	$18,347	$—	18,347	$60,651	$(509)	$60,142
Income from operations	18,727	—	18,727	47,304	509	47,813
Interest expense	16,337	(466)	15,871	48,924	—	48,924
Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	(3,703)	466	(3,237)	(5,760)	509	(5,251)
Provision (benefit) for income taxes	(6,423)	158	(6,265)	(6,469)	173	(6,296)
Net income	4,147	308	4,455	4,879	336	5,215
Basic net income per share	$0.15	$0.01	$0.16	$0.18	$0.01	$0.19
Diluted net income per share	$0.15	$0.01	$0.16	$0.18	$0.01	$0.19

	Three Months Ended
	March 31, 2016
	As Previously Reported	Adjustment	As Revised
Selling, general and administrative expense	$20,712	$90	$20,802
Income (loss) from operations	11,874	(90)	11,784
Loss before benefit for income taxes and share of net income from joint venture	(3,419)	(90)	(3,509)
Benefit for income taxes	(720)	(31)	(751)
Net loss	(1,299)	(59)	(1,358)
Basic net loss per share	$(0.05)	$—	$(0.05)
Diluted net loss per share	$(0.05)	$—	$(0.05)

	Year Ended December 31, 2015
	As Previously Reported	Adjustment	As Revised
Selling, general and administrative expense	$51,745	$37	$51,782
Income (loss) from operations	26,797	(37)	26,760
Write-off of unamortized debt issuance costs	18,673	500	19,173
Income (loss) before provision (benefit) for income taxes and share of net income from joint venture	(22,950)	(537)	(23,487)
Provision (benefit) for income taxes	(10,518)	(1,180)	(11,698)
Net income (loss)	(7,431)	643	(6,788)
Basic net income (loss) per share	$(0.35)	$0.03	$(0.32)
Diluted net income (loss) per share	$(0.35)	$0.03	$(0.32)

The following tables present the effect of the revision on the Condensed Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended
	March 31, 2017
	As Previously Reported	Adjustment	As Revised
Net income	$7,407	$—	$7,407
Foreign currency translation gain	4,706	298	5,004

Other comprehensive income	4,706	298	5,004

Comprehensive income	$12,113	$298	$12,411

	Year Ended December 31, 2016
	As Previously Reported	Adjustment	As Revised
Net income (loss)	$7,942	$(643)	$7,299
Change in fair value of interest rate hedge	3,015	(1,105)	1,910
Foreign currency translation loss	(8,984)	(743)	(9,727)

Other comprehensive loss	(5,969)	(1,848)	(7,817)

Comprehensive income (loss)	$1,973	$(2,491)	$(518)

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income	$4,147	$308	$4,455	$4,879	$336	$5,215
Change in fair value of interest rate hedge	4,211	(1,967)	2,244	3,130	(1,105)	2,025
Foreign currency translation gain (loss)	382	(760)	(378)	4,176	(2,402)	1,774

Other comprehensive income (loss)	4,593	(2,727)	1,866	7,306	(3,507)	3,799

Comprehensive income (loss)	$8,740	$(2,419)	$6,321	$12,185	$(3,171)	$9,014

	Three Months Ended
	March 31, 2016
	As Previously Reported	Adjustment	As Revised
Net income	$(1,299)	$(59)	$(1,358)
Change in fair value of interest rate hedge	(1,002)	367	(635)
Foreign currency translation gain	6,719	504	7,223

Other comprehensive income	5,717	871	6,588

Comprehensive income	$4,418	$812	$5,230

	Year Ended December 31, 2015
	As Previously Reported	Adjustment	As Revised
Net income (loss)	$(7,431)	$643	$(6,788)
Change in fair value of interest rate hedge	(2,584)	947	(1,637)
Foreign currency translation loss	(21,936)	(3,075)	(25,011)

Other comprehensive loss	(24,520)	(2,128)	(26,648)

Comprehensive loss	$(31,951)	$(1,485)	$(33,436)

	Year Ended December 31, 2014
	As Previously Reported	Adjustment	As Revised
Net income	$8,217	$—	$8,217
Change in fair value of interest rate hedge	(431)	158	(273)
Foreign currency translation loss	(17,731)	(868)	(18,599)

Other comprehensive loss	(18,162)	(710)	(18,872)

Comprehensive loss	$(9,945)	$(710)	$(10,655)

The following tables present the effect of the revision on the Condensed Consolidated Balance Sheets.

	As of March 31, 2017
	As Previously Reported	Adjustment	As Revised
Investment in joint venture	$42,387	$(4,388)	$37,999
Total assets	1,391,043	(4,388)	1,386,655
Accumulated other comprehensive loss	(20,416)	(4,388)	(24,804)
Total stockholders’ equity	327,879	(4,388)	323,491
Total liabilities and stockholders’ equity	1,391,043	(4,388)	1,386,655

	As of December 31, 2016
	As Previously Reported	Adjustment	As Revised
Investment in joint venture	$40,694	$(4,686)	$36,008
Total assets	1,360,386	(4,686)	1,355,700
Accumulated other comprehensive income	(25,122)	(4,686)	(29,808)
Total stockholders’ equity	315,199	(4,686)	310,513
Total liabilities and stockholders’ equity	1,360,386	(4,686)	1,355,700

	As of December 31, 2015
	As Previously Reported	Adjustment	As Revised
Current deferred tax assets	$6,696	$3,707	$10,403
Total current assets	280,181	3,707	283,888
Property, plant and equipment, net	318,968	(329)	318,639
Goodwill, net	449,898	5,072	454,970
Investment in joint venture	38,462	(2,212)	36,250
Total assets	1,380,567	6,238	1,386,805
Accrued salaries, wages and benefits	21,125	(300)	20,825
Income taxes payable	5,350	44	5,394
Total current liabilities	133,351	(256)	133,095
Non-current deferred tax liabilities	117,459	8,176	125,635
Other liabilities	4,746	178	4,924
Total liabilities	1,066,686	8,098	1,074,784
Additional paid-in capital	277,582	335	277,917
Retained earnings	55,151	643	55,794
Accumulated other comprehensive income	(19,153)	(2,839)	(21,992)
Total stockholders’ equity	313,881	(1,861)	312,020
Total liabilities and stockholders’ equity	1,380,567	6,238	1,386,805

The following tables present the effect of the revision on our Condensed Consolidated Statements of Changes in Stockholders’ Equity.

	As Previously Reported	Adjustment	As Revised
As of and for the year ended December 31, 2014
Change in fair value of interest rate hedge	$(431)	$158	$(273)
Foreign currency translation loss	(17,731)	(868)	(18,599)
Accumulated other comprehensive income (loss)	5,367	(710)	4,657
Total stockholders’ equity	173,699	(710)	172,989
As of and for the year ended December 31, 2015
Net income (loss)	$(7,431)	$643	$(6,788)
Change in fair value of interest rate hedge	(2,584)	947	(1,637)
Foreign currency translation loss	(21,936)	(3,075)	(25,011)
Accumulated other comprehensive loss	(19,153)	(2,839)	(21,992)
Additional paid-in capital	277,582	335	277,917
Total stockholders’ equity	313,881	(1,861)	312,020
As of and for the year ended December 31, 2016
Net income (loss)	$7,942	$(643)	$7,299
Change in fair value of interest rate hedge	3,015	(1,105)	1,910
Foreign currency translation loss	(8,984)	(743)	(9,727)
Accumulated other comprehensive loss	(25,122)	(4,686)	(29,808)
Total stockholders’ equity	315,199	(4,686)	310,513
As of and for the three months ended March 31, 2017
Foreign currency translation gain	$4,706	298	$5,004
Accumulated other comprehensive loss	(20,416)	(4,388)	(24,804)
Total stockholders’ equity	327,879	(4,388)	323,491

Note 16. Subsequent Events

DRT Medical Acquisition

On October 2, 2017, we acquired 100% of the membership interests of DRT Medical, LLC, (“DRT Medical”) for $38.6 million in cash, subject to certain post-closing adjustments. DRT Medical is a supplier of precision manufactured medical instruments and orthopedic implants with locations in Ohio and Pennsylvania. Operating results of DRT Medical will be reported prospectively in our PEP segment. The effects of this acquisition are not reflected in the condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q because the acquisition occurred subsequent to September 30, 2017. We are in the process of analyzing the opening balance sheet and purchase price allocation. We incurred approximately $0.6 million in acquisition related costs, primarily with respect to DRT Medical, during the three-month and nine-month periods ended September 30, 2017.

Interest Rate Swap

Effective October 27, 2017, we terminated our interest rate swap with a cash payment of $1.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NN, Inc., a diversified industrial company, combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for a variety of markets on a global basis. As used in this Quarterly Report on Form 10-Q, the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries. We have historically reported results of operations in three reportable segments: the Precision Bearing Components Group (“PBC”), the Precision Engineered Products Group (“PEP”), and the Autocam Precision Components Group (“APC”). On August 17, 2017, we sold our PBC business. The Results of Operations section below and Note 2 in these Notes to Condensed Consolidated Financial Statements provide further information on the sale of the PBC business. After the sale, we had 33 manufacturing facilities in North America, Europe, South America and China. We added three more North American manufacturing facilities in October 2017 (see the subsequent event described in the “Results of Operations” section below for more information about our acquisition subsequent to September 30, 2017).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to NN, Inc., based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of management’s control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector, competitive influences, risks that current customers will commence or increase captive production, risks of capacity underutilization, quality issues, availability of raw materials, currency and other risks associated with international trade, our dependence on certain major customers, the impact of acquisitions and divestitures, unanticipated difficulties integrating acquisitions, new laws and governmental regulations, and other risk factors and cautionary statements listed from time-to-time in our periodic reports filed with the Securities and Exchange Commission. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements included herein or therein to reflect future events or developments.

For additional information concerning such risk factors and cautionary statements, please see the section titled “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we filed with the SEC on March 16, 2017 (the “2016 Annual Report”).

Results of Operations

Factors That May Influence Results of Operations

The following paragraphs describe factors that have influenced results of operations for the three-month and nine-month periods ended September 30, 2017, that management believes are important to provide an understanding of the business and results of operations.

Discontinued Operations

On August 17, 2017, we completed the sale of our PBC business to Tsubaki Nakashima, Co, Ltd. for a base purchase price of $375.0 million in cash, subject to certain adjustments. We expect to finalize purchase price adjustments in accordance with the purchase agreement. The PBC business included all our facilities that were engaged in the production of precision steel balls, steel rollers, and metal retainers and automotive specialty products used primarily in the bearing industry. The PBC business represented all of the PBC reportable segment disclosed in our historical financial statements.

The sale of the PBC business furthers management’s long-term strategy to build a diversified industrial business with a comprehensive geographic footprint in attractive high-growth market segments. We intend to deploy the proceeds into higher-growth, higher-margin end markets, while also accelerating our focus on paying down debt.

We received cash proceeds of $387.6 million and recorded an estimated after-tax gain on sale of $129.4 million, which is included in the “Income from discontinued operations, net of tax” line on the Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month and nine-month periods ended September 30, 2017. The net amount of cash proceeds and gain are subject to change due to the finalization of working capital adjustments.

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the operating results of PBC are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and gain on the disposition of the business, net of tax, as one line item on the Condensed Consolidated Statements of Operations and Comprehensive Income. All Condensed Consolidated Statements of Operations and Comprehensive Income presented have been revised to reflect this presentation. Accordingly, results of the PBC business have been excluded from continuing operations and segment results for all periods presented in the condensed consolidated financial statements and the accompanying notes unless otherwise stated. Refer to Note 2 in the Notes to Condensed Consolidated Financial Statements for more information.

Debt Refinancing

On April 3, 2017, we redeemed the Senior Notes for $281.6 million resulting in a loss on debt extinguishment of $36.3 million, including $31.6 million cash paid for the call premium and a $4.7 million non-cash write-off of unamortized debt issuance costs. The Senior Notes were redeemed and the call premium was paid with the proceeds of a new $300.0 million Incremental Term Loan that was added by amendment to the existing credit facility. The Incremental Term Loan bears interest at the lower of 0.75% or one-month LIBOR, plus 3.75%, and matures on April 3, 2021, with payments of $3.0 million due quarterly. The amendment also reduced the Senior Secured Revolver from $143.0 million to $100.0 million until such time as a leverage ratio covenant threshold has been met for four consecutive fiscal quarters. Upon satisfaction of the ratio threshold, the Senior Secured Revolver may be restored to $143.0 million. In connection with the amendment, we paid $6.5 million in debt issuance costs of which we recorded $4.0 million as a direct reduction to the carrying amount of the associated debt and $2.5 million as a loss on modification of the Senior Secured Term Loan. Debt issuance costs related to the amendment were paid with proceeds from the Incremental Term Loan. Also in connection with the amendment, we wrote off $0.8 million of unamortized debt issuance costs related to the modification of the Senior Secured Revolver.

Prior Periods’ Financial Statement Revision

Certain prior period amounts have been revised to reflect the impact of adjustments made to our joint venture investment and to correct the timing of previously recorded out-of-period adjustments. Refer to Note 1 and Note 15 in the Notes to Condensed Consolidated Financial Statements for more information.

Subsequent Events

DRT Medical Acquisition. On October 2, 2017, we acquired 100% of the membership interests of DRT Medical, LLC, (“DRT Medical”) for $38.6 million in cash, subject to certain post-closing adjustments. DRT Medical is a supplier of precision manufactured medical instruments and orthopedic implants with locations in Ohio and Pennsylvania. Operating results of DRT Medical will be reported prospectively in our PEP segment. The effects of this acquisition are not reflected in the condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q because the acquisition occurred subsequent to September 30, 2017. We are in the process of analyzing the opening balance sheet and purchase price allocation. We incurred approximately $0.6 million in acquisition related costs, primarily with respect to DRT Medical, during the three-month and nine-month periods ended September 30, 2017.

Interest Rate Swap. Effective October 27, 2017, we terminated our interest rate swap with a cash payment of $1.3 million.

Three Months Ended September 30, 2017, Compared to the Three Months Ended September 30, 2016

Overall Consolidated Results

	Three Months Ended September 30,
	2017	2016	$ Change
Net sales	$148,156	$146,714	$1,442
Volume				$314
Foreign exchange effects				745
Price/material inflation pass-through/mix				383
Cost of products sold (exclusive of depreciation and amortization shown separately below)	110,836	107,185	3,651
Volume				480
Foreign exchange effects				604
Mix				2,309
Inflation				522
Cost reduction projects/other				(264)
Selling, general and administrative expense	16,985	14,201	2,784
Acquisition related costs excluded from selling, general and administrative expense	619	—	619
Depreciation and amortization	13,075	11,737	1,338
Restructuring and integration expense	345	606	(261)

Income from operations	6,296	12,985	(6,689)
Interest expense	12,739	15,801	(3,062)
Loss on extinguishment of debt and write-off of unamortized debt issuance costs	—	2,589	(2,589)
Derivative payments (receipts) on interest rate swap	—	609	(609)
Derivative loss (gain) on change in interest rate swap fair value	(27)	3,130	(3,157)
Other (income) expense, net	(848)	(263)	(585)

Loss from continuing operations before benefit for income taxes and share of net income from joint venture	(5,568)	(8,881)	3,313
Benefit for income taxes	1,436	8,246	(6,810)
Share of net income from joint venture	1,202	1,427	(225)

Income (loss) from continuing operations	(2,930)	792	(3,722)
Income from discontinued operations, net of tax	135,825	3,663	132,162

Net income	$132,895	$4,455	$128,440

Net Sales. Net sales increased during the third quarter of 2017 from the third quarter of 2016, principally due to foreign exchange effects of the Brazilian real and the euro, each of which appreciated compared to the dollar. Overall, sales were ahead of the prior year by $1.2 million for APC and $0.3 million for PEP as demand for automotive products related to Corporate Average Fuel Economy (“CAFE”) efforts continued to rise.

Cost of Products Sold. The increase in cost of products sold was primarily due to a shift in product mix toward products using higher cost raw materials. An increase in demand for CAFE products and start-up costs for certain new products also contributed to the increase in cost of products sold. Additionally, increases were partially offset by cost savings from production process improvement projects.

Selling, General and Administrative Expense. The majority of the increase for the third quarter of 2017 from the third quarter of 2016 was due to infrastructure and staffing costs incurred related to our strategic initiatives, including a global implementation of an enterprise resource planning (“ERP”) system.

Acquisition Related Costs Excluded from Selling, General and Administrative Expense. Acquisition related costs are primarily third party legal, accounting, valuation consulting and investment banking advisory fees incurred related to the DRT Medical acquisition.

Interest Expense. Interest expense decreased by $3.1 million primarily due to the redemption of the Senior Notes at the beginning of the second quarter of 2017 with the proceeds of the Incremental Term Loan, which bears a lower interest rate based on LIBOR.

	Three Months Ended September 30,
	2017	2016
Interest on debt	$11,591	$14,477
Interest rate swaps settlements	—	466
Amortization of debt issuance costs	1,084	1,062
Capital lease interest	286	213
Capitalized interest (1)	(222)	(417)

Total interest expense	$12,739	$15,801

Debt issuance costs write-off	—	2,589

(1)	Capitalized interest primarily relates to equipment construction efforts at various plants.

Loss on Extinguishment of Debt and Write-off of Unamortized Debt Issuance Costs. In September 2016, we amended and restated our credit facility, and consequently we wrote off a total of $2.6 million in debt issuance costs related to the modification and extinguishment of debt.

Derivative Loss (Gain) on Change in Interest Rate Swap Fair Value. During the third quarter of 2016, we chose to discontinue hedge accounting. As a result, all amounts of accumulated other comprehensive income were reclassified to earnings.

Benefit for Income Taxes. Our effective tax rate from continuing operations was 26% in the third quarter of 2017 compared to 93% in the third quarter of 2016. Note 10 in the Notes to Condensed Consolidated Financial Statements describes effective tax rates for each period presented.

Income (Loss) from Continuing Operations. The $6.7 million decrease in income from operations was the primary reason for the $3.7 million decrease in income from continuing operations in the third quarter of 2017. In addition, the increase in net sales was offset by increases in cost of products sold and selling, general and administrative expense as described above. Also, acquisition related costs, primarily with respect to DRT Medical, accounted for $0.6 million of the decrease in income from operations compared to the third quarter of 2016. This decrease in income from operations was partially offset by a $3.1 million reduction in interest expense.

Income from Discontinued Operations, Net of Tax. The largest component of income from discontinued operations in the third quarter of 2017 was the $129.4 million gain on sale of our PBC business, net of tax. Note 2 in the Notes to Condensed Consolidated Financial Statements provides details of the results of discontinued operations.

Results by Segment

AUTOCAM PRECISION COMPONENTS GROUP

Within our APC segment, we manufacture highly engineered, difficult-to-manufacture precision metal components and sub-assemblies for the automotive, and industrial end markets.

	Three Months Ended September 30,
	2017	2016	$ Change
Net sales	$81,664	$80,492	$1,172
Volume				$1,049
Foreign exchange effects				652
Price/material inflation pass-through/mix				(529)
Income from operations	$6,799	$8,464	$(1,665)

Net sales increased during the third quarter of 2017 from the third quarter of 2016 due to industrial market demand improvements in the US and China and new automotive program launches in the US, China and Brazil. We are realizing the indirect benefits of our customers taking an increasing portion of market share in a key general industrial market. Also, as the Brazilian economy rebounds, demand for automotive products is increasing. During the third quarter of 2017, 63% of APC sales were in the US, 12% of APC sales were in China, and 11% of APC sales were in Brazil.

Income from operations decreased due to various factors including an increase in cost of products sold of $1.2 million, consistent with the increase in sales and due to a shift in product mix toward products using higher cost raw materials. We incurred start-up costs related to new product launches during the third quarter of 2017.

PRECISION ENGINEERED PRODUCTS GROUP

Within our PEP segment, we combine materials science expertise with advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal and plastic components, assemblies, and finished devices for the medical, electrical, automotive and aerospace end markets.

	Three Months Ended September 30,
	2017	2016	$ Change
Net sales	$66,492	$66,222	$270
Volume				$(735)
Foreign exchange effects				93
Price/material inflation pass-through/mix				912
Income from operations	$7,922	$9,913	$(1,991)

Net sales increased during the third quarter of 2017 from the third quarter of 2016 primarily due to the overall improvement in demand across the medical end market, which resulted in a favorable sales mix.

The decrease in income from operations was primarily due to a shift in product mix toward higher cost raw materials and new program setup costs for certain products sold into the aerospace end market.

Nine Months Ended September 30, 2017, Compared to the Nine Months Ended September 30, 2016

Overall Consolidated Results

	Nine Months Ended September 30,
	2017	2016	$ Change
Net sales	$463,658	$443,310	$20,348
Volume				$20,520
Foreign exchange effects				425
Price/material inflation pass-through/mix				(597)
Cost of products sold (exclusive of depreciation and amortization shown separately below)	339,345	323,660	15,685
Volume				13,145
Foreign exchange effects				639
Mix				4,987
Inflation				2,009
Cost reduction projects/other				(5,095)
Selling, general and administrative expense	52,606	46,931	5,675
Acquisition related costs excluded from selling, general and administrative expense	619	—	619
Depreciation and amortization	38,432	38,411	21
Restructuring and integration expense	362	4,851	(4,489)

Income from operations	32,294	29,457	2,837
Interest expense	39,916	48,708	(8,792)
Loss on extinguishment of debt and write-off of unamortized debt issuance costs	39,639	2,589	37,050
Derivative payments (receipts) on interest rate swap	—	609	(609)
Derivative loss (gain) on change in interest rate swap fair value	(14)	3,130	(3,144)
Other (income) expense, net	(945)	(2,297)	1,352

Loss from continuing operations before benefit for income taxes and share of net income from joint venture	(46,302)	(23,282)	(23,020)
Benefit for income taxes	14,145	11,763	2,382
Share of net income from joint venture	4,139	4,170	(31)

Loss from continuing operations	(28,018)	(7,349)	(20,669)
Income from discontinued operations, net of tax	146,579	12,564	134,015

Net income	$118,561	$5,215	$113,346

Net Sales. Net sales increased during the first nine months of 2017 from the first nine months of 2016, principally due to higher volumes. The higher volumes were primarily due to demand improvements within the medical end market, the automotive end market and the industrial end market. Overall, sales were ahead of the prior year by $7.3 million for APC and $13.1 million for PEP.

Cost of Products Sold. The increase in cost of products sold was primarily due to the increase in demand and production volumes as well as changes in product mix and start-up costs for certain new products. Increases were partially offset by cost savings from production process improvement projects.

Selling, General and Administrative Expense. The majority of the increase during the first nine months of 2017 from the first nine months of 2016 was due to infrastructure and staffing costs incurred related to our strategic initiatives, including a global implementation of an enterprise resource planning (“ERP”) system.

Acquisition Related Costs Excluded from Selling, General and Administrative Expense. Acquisition related costs are primarily third party legal, accounting, valuation consulting and investment banking advisory fees incurred related to the DRT Medical acquisition.

Depreciation and Amortization. The slight increase in depreciation and amortization during the first nine months of 2017 from the first nine months of 2016 was consistent with additions to property, plant and equipment. The expected increase was partially offset by the absence in 2017 of $2.5 million of amortization of backlog and unfavorable leasehold intangibles which became fully amortized during the first quarter of 2016.

Restructuring and Integration Expense. The decrease in restructuring and integration expense was primarily due to limited spending on site closure costs in the first nine months of 2017 compared to the first nine months of 2016. The first nine months of 2016 included $3.9 million of cost incurred to close the Wheeling Plant.

Interest Expense. Interest expense decreased by $8.8 million due to the redemption of the Senior Notes at the beginning of the second quarter of 2017 with the proceeds of the Incremental Term Loan, which bears a lower interest rate based on LIBOR. Further interest savings resulted from the refinancing of the Senior Secured Term Loan and Senior Secured Revolver in the third quarter of 2016.

	Nine Months Ended September 30,
	2017	2016
Interest on debt	$36,689	$44,824
Interest rate swaps settlements	—	1,393
Amortization of debt issuance costs	3,237	3,048
Capital lease interest	856	628
Capitalized interest (1)	(866)	(1,185)

Total interest expense	$39,916	$48,708

(1)	Capitalized interest primarily relates to the equipment construction efforts at the various plants.

Loss on Extinguishment of Debt and Write-off of Unamortized Debt Issuance Costs. We wrote off $39.6 million in 2017 as a result of the extinguishment of the Senior Notes and modification of the credit facility.

Derivative Loss (Gain) on Change in Interest Rate Swap Fair Value. During the third quarter of 2016, we chose to discontinue hedge accounting. As a result, all amounts of accumulated other comprehensive income were reclassified to earnings.

Benefit for Income Taxes. Our effective tax rate from continuing operations was 31% for the nine-month period ended September 30, 2017, compared to 51% for the nine-month period ended September 30, 2016. Note 10 in the Notes to Condensed Consolidated Financial Statements describes effective tax rates for each period presented.

Loss from Continuing Operations. Income from operations of $32.3 million for the first nine months of 2017 was more than offset by the loss on extinguishment of debt and write-off of unamortized debt issuance cost and interest expense. In addition, the increase in net sales was offset by increases in cost of products sold and selling, general and administrative expense as described above. Also, acquisition related costs accounted for a $0.6 million reduction in income from operations compared to 2016. The loss was partially offset by an $8.8 million reduction in interest expense. Significant components of the changes in income from operations and interest expense were presented in the preceding paragraphs.

Income from Discontinued Operations, Net of Tax. The largest component of income from discontinued operations in the first nine months of 2017 was the $129.4 million gain on sale of our PBC business, net of tax. Note 2 in the Notes to Condensed Consolidated Financial Statements provides details of the results of discontinued operations.

Results by Segment

AUTOCAM PRECISION COMPONENTS GROUP

	Nine Months Ended September 30,
	2017	2016	$ Change
Net sales	$254,768	$247,473	$7,295
Volume				$7,727
Foreign exchange effects				1,066
Price/material inflation pass-through/mix				(1,498)
Income from operations	$28,088	$22,761	$5,327

Net sales increased during the first nine months of 2017 from the first nine months of 2016 due to industrial market demand improvements in the US and China and new automotive program launches in the US, China and Brazil. We are realizing the indirect benefits of our customers taking an increasing portion of market share. Also, as the Brazilian economy rebounds, demand for automotive products is increasing.

The increase in net sales contributed to the increase in income from operations. Cost reduction projects resulted in savings in cost of products sold of approximately $1.2 million over the first nine months of 2017 compared to the same period in 2016. Overall, cost of products sold increased by $3.2 million. Restructuring costs decreased by $3.6 million compared to the first nine months of 2016, primarily related to the closure of the Wheeling Plant in the prior year. These factors that increased income from operations were slightly offset by start-up costs for new products and a $1.7 million increase in depreciation and amortization consistent with recent capital expenditure activity.

PRECISION ENGINEERED PRODUCTS GROUP

	Nine Months Ended September 30,
	2017	2016	$ Change
Net sales	$208,890	$195,837	$13,053
Volume				$12,793
Foreign exchange effects				(641)
Price/material inflation pass-through/mix				901
Income from operations	$29,436	$26,116	$3,320

Net sales increased during the first nine months of 2017 from the first nine months of 2016 primarily due to the overall improvement in demand across the medical end market and sales to new customers within the aerospace market. In addition to overall medical market improvement, we have achieved increases in market share for certain medical devices. We have also benefited from the introduction of new products for the aerospace end market.

The increase in net sales contributed to the increase in income from operations. Cost of products sold increased at a rate consistent with net sales. We also experienced a shift in product mix toward higher cost raw materials and incurred new program setup costs for certain products sold into the aerospace end market. Additionally, during the first quarter of 2016 we recognized $2.5 million of amortization expense related to backlog and unfavorable leasehold intangibles which was fully amortized in 2016 and therefore did not impact 2017. Likewise, $0.9 million of restructuring cost was incurred in 2016 related to restructuring after the 2015 acquisition of PEP.

Changes in Financial Condition from December 31, 2016 to September 30, 2017

From December 31, 2016 to September 30, 2017, total assets increased by $160.9 million. Cash proceeds of $387.6 million from the sale of the PBC business was the primary contributor to the increase in assets. We also experienced increases in accounts receivable at APC and PEP as sales grew. Days inventory outstanding increased slightly by approximately four days due to normal seasonal inventory building activity as we prepare for fourth quarter sales. The increases in cash, accounts receivable, and inventory were partially offset by the carrying value of current assets of discontinued operations and noncurrent assets of discontinued operations as of December 31, 2016, which were sold in the sale of the PBC business and are therefore no longer a component of total assets as of September 30, 2017. Accordingly, current assets decreased by $106.7 million and noncurrent assets decreased by $103.3 million compared to December 31, 2016, due to the sale of the PBC business. Also offsetting the increase in cash was a $17.5 million decrease in intangible assets due to normal amortization. Foreign exchange translation impacted total assets in comparing changes in account balances from December 31, 2016, to September 30, 2017, by increasing total assets by $7.0 million, of which $2.5 million related to current assets.

From December 31, 2016 to September 30, 2017, total liabilities increased by $30.1 million. Total debt increased by $16.6 million as a result of the redemption of our Senior Notes with the proceeds of a new $300.0 million Incremental Term Loan in April 2017, net of the effect of paying down the Senior Secured Revolver using cash generated from operations and a portion of the cash proceeds from the sale of the PBC business. Income taxes payable increased by $66.0 million, primarily due to taxes on the gain on sale of the PBC business. We also experienced increases in accounts payable at APC and PEP as sales grow. The increases in debt, income taxes payable, and accounts payable were partially offset by the carrying value of current liabilities of discontinued operations and noncurrent liabilities of discontinued operations as of December 31, 2016, which were assumed by the acquirer in the sale of the PBC business and are therefore no longer a component of total liabilities as of September 30, 2017. Accordingly, current liabilities decreased by $45.4 million and noncurrent liabilities decreased by $12.0 million compared to December 31, 2016, due to the sale of the PBC business. Foreign exchange translation impacted total liabilities in comparing changes in account balances from December 31, 2016, to September 30, 2017, by increasing total liabilities by $3.0 million, of which $1.3 million related to current liabilities.

Working capital, which consists principally of cash, accounts receivable, inventories and other current assets offset by accounts payable, accrued payroll costs, income taxes payable current maturities of long-term debt and other current liabilities, was $377.4 million as of September 30, 2017, compared to $141.9 million as of December 31, 2016. The increase in working capital was due primarily to $387.6 million of cash proceeds from the sale of the PBC business and increases in accounts receivable and inventories, as discussed above, slightly offset by increases in accounts payable and taxes payable, also discussed above. The repayment of approximately $33.2 million of principal outstanding on our Senior Secured Revolver in August 2017 resulted in a reduction of working capital. Current assets of discontinued operations of $106.7 as of December 31, 2016, have the effect of decreasing working capital at September 30, 2017, compared to December 31, 2016, because they were sold in the sale of the PBC business and are no longer a component of our current assets. Current liabilities of discontinued operations of $45.4 as of December 30, 2016, have the effect of increasing working capital at September 30, 2017, compared to December 31, 2016, because they were assumed by the acquirer in the sale of the PBC business and are no longer a component of our current liabilities.

Cash provided by operations was $0.3 million for the nine months ended September 30, 2017, compared with cash provided by operations of $46.3 million for the nine months ended September 30, 2016. The difference was primarily due to $31.6 million paid for the call premium on the redemption of the Senior Notes in April 2017, partially offset by increased operating income. Cash provided by operating activities for discontinued operations was $17.1 million and $14.4 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

Cash provided by investing activities was $332.4 million for the nine months ended September 30, 2017, compared with cash used by investing activities of $30.2 million for the nine months ended September 30, 2016. The difference was primarily due to proceeds from the sale of the PBC business in August 2017. Cash used by investing activities for discontinued operations was $9.8 million and $14.0 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

Cash used by financing activities was $1.1 million for the nine months ended September 30, 2017, compared with cash used by financing activities of $15.1 million for the nine months ended September 30, 2016. The difference was primarily due to net proceeds of debt to fund the Senior Notes call premium in 2017.

Liquidity and Capital Resources

Aggregate principal amounts outstanding under the Senior Secured Term Loan and Incremental Term Loan as of September 30, 2017, were $833.3 million (without regard to debt issuance costs). We had no amounts outstanding on the Senior Secured Revolver at that time. As of September 30, 2017, we could borrow up to $89.7 million under the Senior Secured Revolver, subject to certain limitations. This amount of availability is net of $10.3 million of outstanding letters of credit at September 30, 2017, which are considered as usage of the Senior Secured Revolver.

The Senior Secured Term Loan requires quarterly principal payments of $1.4 million through September 30, 2022, with the remaining principal amount due on the maturity date. If one-month LIBOR is less than 0.75%, then we pay 5.00% per annum in interest. If one-month LIBOR exceeds 0.75%, then we pay the variable one-month LIBOR rate plus an applicable margin of 4.25%. Based on the outstanding balance at September 30, 2017, annual interest payments would have been $29.6 million.

The Incremental Term Loan requires quarterly principal payments of $3.0 million through March 31, 2021, with the remaining principal amount due on the maturity date. If one-month LIBOR is less than 0.75%, then we pay 4.50% per annum in interest. If one-month LIBOR exceeds 0.75%, then we pay the variable one-month LIBOR rate plus an applicable margin of 3.75%. Based on the outstanding balance at September 30, 2017, annual interest payments would have been $14.6 million.

The Senior Secured Revolver bears interest at a rate of one-month LIBOR plus an applicable margin of 3.50%. We had no outstanding balance at September 30, 2017.

The Senior Notes bore interest at 10.25% payable semi-annually in arrears on May 1 and November 1 of each year. Upon redemption of the Senior Notes, we paid interest of $10.8 million for the period November 1, 2016 through April 3, 2017.

We believe that funds generated from our consolidated continuing operations and existing cash will provide sufficient cash flow to service the required debt and interest payments under these facilities. The absence of cash flows from discontinued operations is not expected to significantly affect our ability to service our debt.

Our arrangements with customers typically provide that payments are due within 30 to 60 days following the date of shipment. We invoice and receive payment from many of our customers in euros as well as other currencies. Additionally, we are party to various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. As a result of these sales, loans, payables and receivables, our foreign exchange transaction and translation risk has increased. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. As of September 30, 2017, no currency hedges were in place. In addition, a strengthening of the U.S. dollar and/or euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

For the next twelve months, we expect capital expenditures to remain relatively consistent, the majority of which relate to new or expanded business or continuous improvement programs. We believe that funds generated from continuing operations and borrowings from the credit facilities will be sufficient to finance capital expenditures and working capital needs through this period. The absence of cash flows from discontinued operations is not expected to significantly affect our ability to finance capital expenditures or working capital needs. We base these assertions on current availability for borrowing of up to $89.7 million, existing cash of $347.4 million and forecasted positive cash flow from continuing operations for the next twelve months.

Seasonality and Fluctuation in Quarterly Results

General economic conditions impact our business and financial results, and certain businesses experience seasonal and other trends related to the industries and end markets that they serve. For example, European sales are often weaker in the summer months as customers slow production, medical device sales are often stronger in the fourth calendar quarter, and sales to original equipment manufacturers are often stronger immediately preceding and following the launch of new products. However, as a whole, we are not subject to material seasonality.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2016 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2016 Annual Report. There have been no changes to these policies during the nine months ended September 30, 2017, except as discussed in Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 1 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of business due to use of certain financial instruments as well as transacting business in various foreign currencies. To mitigate the exposure to these market risks, we have established policies, procedures and internal processes governing the management of financial market risks. We are exposed to changes in interest rates primarily as a result of borrowing activities.

At September 30, 2017, we had $539.3 million of principal outstanding under the variable rate Senior Secured Term Loan, without regard to debt issuance costs. At September 30, 2017, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Senior Secured Term Loan would result in interest expense increasing annually by approximately $5.4 million.

At September 30, 2017, we had $294.0 million of principal outstanding under the Incremental Term Loan, without regard to debt issuance costs. At September 30, 2017, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Incremental Term Loan would result in interest expense increasing annually by approximately $2.9 million.

At September 30, 2017, we did not have any debt outstanding under the Senior Secured Revolver.

Our policy is to manage interest expense using a mix of fixed and variable rate debt. To manage this mix effectively, we may enter into interest rate swaps to exchange the difference between fixed and variable interest amounts. The nature and amount of borrowings may vary as a result of future business requirements, market conditions and other factors.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We participate in various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. From time to time, we may use foreign currency hedges to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency hedging instruments as of September 30, 2017.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017, to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

We previously disclosed in the 2016 Annual Report the following material weaknesses, which still existed as of September 30, 2017. We did not maintain an effective control environment due to a lack of a sufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with our financial reporting requirements. This material weakness in the control environment contributed to the following material weaknesses: we did not design and maintain effective internal control over: (i) the accounting for business combinations, which specifically included not designing and maintaining controls over the (a) accuracy, valuation and presentation and disclosure for allocating goodwill to our international businesses and (b) completeness, accuracy and valuation of deferred income taxes recorded in connection with business combinations; and (ii) the accounting for income taxes, which specifically included not designing and maintaining controls over the completeness, accuracy, valuation and presentation and disclosure of deferred income tax accounts, income tax provision and related disclosures.

These material weaknesses resulted in immaterial errors to property, plant and equipment, net; goodwill, net; investment in joint venture; accrued salaries, wages and benefits; other liabilities; deferred tax assets and liabilities; provision for income taxes; and other comprehensive income in our consolidated financial statements for the years ended December 31, 2016, 2015 and 2014. These immaterial errors resulted in a revision to previously issued financial statements as discussed in Note 1 and Note 15 in the Notes to Condensed Consolidated Financial Statements presented in this Quarterly Report. Management has determined that the revision was an additional effect of the material weaknesses described above. Additionally, these control deficiencies could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Notwithstanding such material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our condensed consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, and in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Remediation Plan for Material Weaknesses

Building on our efforts during 2016, with the oversight of the Audit Committee of our board of directors, we have continued throughout 2017 to dedicate significant resources and efforts to improve our control environment and to take steps to remediate the material weaknesses identified above. Our internal audit organization, which reports directly to our audit committee, has played an integral role in providing direction to achieve a stronger control environment. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures.

Actions Taken During the Current Quarter

The following remediation efforts were completed in the current quarter.

•	Utilized automated tax software for current quarter calculations;

•	Designed and implemented new business combination controls and enhanced existing business combination controls to specifically address 1) accuracy, valuation and presentation and disclosure for allocating goodwill to newly acquired international businesses and 2) completeness, accuracy and valuation of deferred income taxes recorded in connection with business combinations; and

Ongoing Remediation Efforts

The remediation efforts outlined in the following list address the identified material weaknesses and enhance our overall financial control environment.

•	Enhanced our tax department by hiring two additional tax personnel and implementing automated tax software;

•	Conducted a gap analysis to identify where new tax controls are needed and to enhance existing tax controls to specifically address completeness, accuracy, valuation and presentation and disclosure of deferred income tax accounts, income tax provision and related disclosures.

•	Instituted, and will continue to provide, additional training programs for our finance and accounting personnel;

•	Augmented the personnel within our finance and accounting organization by adding two experienced personnel to address SEC technical accounting and reporting; and

•	Strengthened our business combination and income tax control process with improved accounting policies, documentation standards, technical oversight and training, as well as the recent hires noted above.

Status of Remediation Efforts

We believe the measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

As described above in the “Remediation Plan for Material Weaknesses” section, there were changes during the fiscal quarter ended September 30, 2017, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Brazil ICMS Tax Matter

Prior to the Autocam acquisition, Autocam’s Brazilian subsidiary received notification from the Brazilian tax authorities regarding ICMS (state value added tax or VAT) tax credits claimed on intermediary materials (tooling and perishable items) used in the manufacturing process. The Brazilian tax authority notification disallowed state ICMS credits claimed on intermediary materials based on the argument that these items are not intrinsically related to the manufacturing processes. Autocam Brazil filed an administrative defense with the Brazilian tax authority arguing, among other matters, that it should qualify for an ICMS tax credit, contending that the intermediary materials are directly related to the manufacturing process.

We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at September 30, 2017 for this matter. There was no material change in the status of this matter from December 31, 2016 to September 30, 2017.

We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest and penalties related to this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs(1)
July 2017	—	$—	—	—
August 2017	6,388	$25.85	—	—
September 2017	63	$25.60	—	—

Total	6,451	$25.83	—	—

(1)	Shares were withheld to pay for tax obligations due upon the vesting of restricted stock held by certain employees granted under the NN, Inc. Amended and Restated 2011 Stock Incentive Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Purchase Agreement, dated as of July 10, 2017, by and between NN, Inc. and TSUBAKI NAKASHIMA Co., Ltd. (incorporated by reference to Exhibit 2.1 to NN, Inc.’s Current Report on Form 8-K filed on July 10, 2017)

10.1	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 15, 2017, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, and SunTrust Bank, Regions Bank, JPMorgan Chase Bank, N.A., HomeTrust Bank and Key Bank National Association, collectively, the Revolving Credit Lenders, and SunTrust Bank, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed on August 18, 2017)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: November 9, 2017	/s/ Richard D. Holder
Richard D. Holder,
President, Chief Executive Officer and Director
(Principal Executive Officer) (Duly Authorized Officer)

Date: November 9, 2017	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Senior Vice President— Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)