Form 10-Q
period 2018-03-31
NN INC
filed 2018-05-10
CIK 918541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 3, 2018, there were 27,666,389 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NN, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

Amounts in thousands of dollars, except per share data

	Three Months Ended March 31,
	2018	2017
Net sales	$169,148	$157,555
Cost of sales (exclusive of depreciation and amortization shown separately below)	126,444	114,480
Selling, general and administrative expense	22,177	16,641
Acquisition related costs excluded from selling, general and administrative expense	1,776	—
Depreciation and amortization	14,281	12,571
Other operating expense	22	—
Restructuring and integration expense	755	11

Income from operations	3,693	13,852
Interest expense	11,996	14,839
Derivative gain on change in interest rate swap fair value	—	(88)
Other income, net	(313)	(722)

Loss from continuing operations before benefit for income taxes and share of net income from joint venture	(7,990)	(177)
Benefit for income taxes	1,176	377
Share of net income from joint venture	831	1,693

Income (loss) from continuing operations	(5,983)	1,893
Income from discontinued operations, net of tax (Note 2)	—	5,518

Net income (loss)	$(5,983)	$7,411

Other comprehensive income (loss):
Foreign currency translation gain	$5,465	$5,105

Other comprehensive income	$5,465	$5,105

Comprehensive income (loss)	$(518)	$12,516

Basic net income (loss) per share:
Income (loss) from continuing operations per share	$(0.22)	$0.07
Income from discontinued operations per share	—	0.20

Net income (loss) per share	$(0.22)	$0.27

Weighted average shares outstanding	27,597	27,303

Diluted net income (loss) per share:
Income (loss) from continuing operations per share	$(0.22)	$0.07
Income from discontinued operations per share	—	0.20

Net income (loss) per share	$(0.22)	$0.27

Weighted average shares outstanding	27,597	27,634

Cash dividends per common share	$0.07	$0.07

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

Amounts in thousands of dollars

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$184,955	$224,446
Accounts receivable, net	119,615	108,446
Inventories	91,559	82,617
Income tax receivable	43,866	43,253
Other current assets	21,106	18,518

Total current assets	461,101	477,280
Property, plant and equipment, net	266,926	259,280
Goodwill	463,694	454,612
Intangible assets, net	237,605	237,702
Investment in joint venture	42,110	39,822
Other non-current assets	13,646	6,307

Total assets	$1,485,082	$1,475,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,788	$52,990
Accrued salaries, wages and benefits	26,496	21,145
Current maturities of long-term debt	18,796	17,283
Other current liabilities	22,264	17,003

Total current liabilities	122,344	108,421
Deferred tax liabilities	71,499	71,564
Non-current income tax payable	5,593	5,593
Long-term debt, net of current portion	787,438	790,805
Other non-current liabilities	13,349	12,516

Total liabilities	1,000,223	988,899

Commitments and contingencies (Note 12)
Total stockholders’ equity	484,859	486,104

Total liabilities and stockholders’ equity	$1,485,082	$1,475,003

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

Amounts in thousands of dollars and shares

	Common Stock				Accumulated
	Number of shares	Par value	Additional paid in capital	Retained earnings	other comprehensive income (loss)	Total
Balance, December 31, 2017	27,572	$275	$292,494	$211,080	$(17,745)	$486,104
Net loss	—	—	—	(5,983)	—	(5,983)
Dividends declared	—	—	—	(1,955)	—	(1,955)
Share-based compensation expense	87	1	1,255	—	—	1,256
Shares issued for option exercises	23	—	242	—	—	242
Restricted shares forgiven for taxes and forfeited	(16)	—	(287)	—	—	(287)
Foreign currency translation gain (loss)	—	—	—	—	5,465	5,465
Adoption of new accounting standard (Note 1)	—	—	—	17	—	17

Balance, March 31, 2018	27,666	$276	$293,704	$203,159	$(12,280)	$484,859

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Amounts in thousands of dollars

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(5,983)	$7,411
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization of continuing operations	14,281	12,571
Depreciation and amortization of discontinued operations	—	3,009
Amortization of debt issuance costs	1,088	1,221
Share of net income from joint venture, net of cash dividends received	(831)	(1,693)
Compensation expense from issuance of share-based awards	1,256	1,152
Other	347	(207)
Changes in operating assets and liabilities:
Accounts receivable	(9,433)	(19,332)
Inventories	(7,791)	(1,025)
Accounts payable	(296)	1,394
Income taxes receivable	(613)	5,899
Other	7,001	(5,459)

Net cash provided by (used by) operating activities	(974)	4,941

Cash flows from investing activities:
Acquisition of property, plant and equipment	(11,860)	(8,565)
Cash paid to acquire businesses, net of cash received	(14,676)	—
Cash paid for earnest money for Paragon Medical acquisition (Note 3)	(6,000)	—
Other	(282)	295

Net cash provided by (used by) investing activities	(32,818)	(8,270)

Cash flows from financing activities:
Dividends paid	(1,931)	(1,910)
Proceeds from long-term debt	10,000	14,000
Repayment of long-term debt	(13,000)	(1,437)
Repayments of short-term debt, net	(52)	(2,045)
Other	(1,278)	(316)

Net cash provided by (used by) financing activities	(6,261)	8,292

Effect of exchange rate changes on cash flows	562	215
Net change in cash and cash equivalents	(39,491)	5,178 (1)
Cash and cash equivalents at beginning of period	224,446	14,405 (2)

Cash and cash equivalents at end of period	$184,955	$19,583

(1)	Cash and cash equivalents includes $8.1 million of cash and cash equivalents that were included in current assets of discontinued operations as of December 31, 2016.
(2)	Cash and cash equivalents includes $10.9 million of cash and cash equivalents that were included in current assets of discontinued operations as of March 31, 2017.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Amounts in thousands of dollars and shares, except per share data

Note 1. Interim Financial Statements

Nature of Business

NN, Inc., is a global diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for the medical, aerospace and defense, electrical, automotive and general industrial markets. As used in this Quarterly Report on Form 10-Q, the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries. As of March 31, 2018, we had 44 facilities in North America, Europe, South America and China.

In January 2018, we implemented a new enterprise and management structure designed to accelerate growth and further balance our portfolio by aligning our strategic assets and businesses. Our businesses were reorganized into the Mobile Solutions, Power Solutions, and Life Sciences divisions and are based principally on the end markets they serve. The Autocam Precision Components Group reported in our historical financial statements was renamed as the Mobile Solutions division. The Mobile Solutions division is focused on growth in the industrial and automotive end markets. The Precision Engineered Products Group reported in our historical financial statements was bifurcated into two new divisions – Power Solutions and Life Sciences. The Power Solutions division is focused on growth in the electrical and aerospace and defense end markets. The Life Sciences division is focused on growth in the medical end market.

Basis of Presentation

The accompanying condensed consolidated financial statements have not been audited, except that the Condensed Consolidated Balance Sheet as of December 31, 2017, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”), on April 2, 2018. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Historical periods presented reflect reclassifications to reflect discontinued operations (see Note 2). Historical periods also reflect revisions that we disclosed in our 2017 Annual Report (see Note 17). In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three-month periods ended March 31, 2018 and 2017; financial position as of March 31, 2018, and December 31, 2017; and cash flows for the three months ended March 31, 2018 and 2017, on a basis consistent with our audited consolidated financial statements other than the adoption of new accounting standards, such as revenue recognition. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the Company’s financial position and operating results for the interim periods.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2017 Annual Report. The results for the three months ended March 31, 2018, are not necessarily indicative of results for the year ending December 31, 2018, or any other future periods.

Except for per share data or as otherwise indicated, all dollar amounts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.

Prior Periods’ Financial Statement Revision

As disclosed in our 2017 Annual Report on Form10-K, we identified various misstatements in our previously issued 2016 and 2015 annual financial statements and interim periods in 2016 and 2017. These prior period errors related primarily to (i) accounting for income and franchise taxes, (ii) accounting for the gain on the disposition of a business, (iii) accounting for indemnification assets related to a prior acquisition, (iv) accounting for foreign currency transactions, (v) accounting for the translation of foreign subsidiary assets and joint venture, and (vi) other immaterial errors, including errors that had previously been adjusted for as out of period corrections in the periods identified. We assessed the materiality of the misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Materiality, codified in Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, (“ASC 250”) and concluded that the misstatements were not material to any prior annual or interim periods.

In accordance with ASC 250 (SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we revised our previously issued 2016 and 2015 annual financial statements in our 2017 Annual Report on Form 10-K filed on April 2, 2018. Accordingly, in connection with this Quarterly Report, we are revising our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) and our Condensed Consolidated Statement of Cash Flows, the related notes, and other financial information for the three months ended March 31, 2017, to correct for those misstatements that impacted such period. We will revise the remaining 2017 previously issued quarterly financial statements in connection with future 2018 filings on our Form 10-Q. Refer to Note 17 for reconciliations between as originally reported and as revised quarterly amounts.

Accounting Standards Recently Adopted

Revenue Recognition. On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”). We adopted ASC 606 utilizing the modified retrospective transition method. Under this transition method, we recognized the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings as of January 1, 2018, and applied the new standard beginning with the most current period presented to contracts that were not completed at the date of initial application. The adoption adjustment, which was less than $0.1 million, represents the net profit on certain contracts that were accounted for on a consignment basis under ASC Topic 605, Revenue Recognition, (“ASC 605”) Under ASC 605, a sale was not recognized under these consignment contracts until the inventory was used by our customers. Under the new standard, revenue is recognized earlier since the transfer of control to our customers occurs upon shipment from our facilities as our customers have obtained the ability to direct the use of, and obtain substantially all of the remaining benefits from, the asset. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis. See Note 13 for the required disclosures related to the impact of adopting ASC 606 and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

Definition of a Business. In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business. The new guidance requires an entity to first evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If that threshold is met, the set of assets and activities is not a business. If the threshold is not met, the entity evaluates whether the set meets the definition of a business. The new definition requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue recognition guidance. The new guidance is effective for us beginning on January 1, 2018. We will apply the new definition of a business prospectively to any transactions occurring in 2018 or later. The new guidance will have no effect on our historical financial statements.

Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This guidance provides clarification on how certain cash receipts and cash payments are presented and classified on the statement of cash flows, with focus on eight specific areas in which cash flows have, in practice, been presented inconsistently. The guidance was effective for NN beginning January 1, 2018, and is required to be adopted using a retrospective approach if practicable.

The new cash flow guidance requires that cash payments for debt prepayment costs be classified as cash outflows for financing activities. We paid $31.6 million for debt prepayment costs in April 2017. These debt prepayment costs were previously classified as cash outflows from operating activities in 2017. Under the new guidance, these costs will be reclassified to cash outflows from financing activities when these comparable periods are presented in future filings.

The new guidance also requires entities to make an accounting policy election regarding classification of distributions received from equity method investees. Existing guidance does not currently address how an entity should determine which distributions represent returns on versus returns of investment. The lack of specific guidance has resulted in diversity in practice. The two allowable approaches are the “cumulative earnings” approach and the “nature of the distribution” approach, as defined by ASU 2016-15. Upon adoption of the new guidance on January 1, 2018, we utilized the cumulative earnings approach for classifying distributions received from our joint venture investment (see Note 8). This policy election is consistent with our historical accounting.

Accounting Standards Not Yet Adopted

Leases. In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 creates Topic 842, Leases, in the ASC and supersedes ASC 840, Leases. Entities that hold numerous equipment and real estate leases, in particular those with numerous operating leases, will be most affected by the new guidance. The lease accounting standard is effective for NN beginning January 1, 2019, with modified retrospective adoption required and early adoption permitted. The amendments in ASU 2016-02 are expected to impact our balance sheet by adding lease-related assets and liabilities. This may affect compliance with contractual agreements and loan covenants, if not addressed within the credit facility. We have performed inquiries within division locations and compiled information on operating and capital leases. We are using the results of these inquiries and compiled information to evaluate the impacts of the lease accounting standard on our financial position, results of operations, and related disclosures. Upon adoption, we expect to recognize a right-of-use asset and a lease liability for nearly all of our leases that are currently classified as operating leases and are therefore not recorded on the balance sheet. We are in the process of gathering information that will enable us to estimate the amounts of those assets and liabilities.

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

Effects of Tax Reform in Other Comprehensive Income. In February 2018, the FASB issued guidance related to the impacts of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income (“AOCI”) are adjusted, certain tax effects become stranded in AOCI. The FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that permits reclassification of certain income tax effects of the Act from AOCI to retained earnings. The guidance also requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for us on January 1, 2019, with early adoption in any period permitted. Entities may adopt the guidance using either at the beginning of the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We are in the process of evaluating adoption method and the effects of this new guidance on our financial statements.

Note 2. Discontinued Operations

On August 17, 2017, we completed the sale of our global precision bearing components business (the “PBC Business”). The PBC Business included all our facilities that were engaged in the production of precision steel balls, steel rollers, and metal retainers and automotive specialty products used primarily in the bearing industry. The sale of the PBC Business furthers management’s long-term strategy to build a diversified industrial business with a comprehensive geographic footprint in attractive high-growth market segments. The PBC Business represented all of the Precision Bearing Components Group reportable segment disclosed in our historical financial statements.

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the operating results of the PBC Business for the three months ended March 31, 2017, are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations, net of tax, as one line item on the Condensed Consolidated Statements of Operations and Comprehensive Income. All historical Condensed Consolidated Statements of Operations and Comprehensive Income presented have been revised to reflect this presentation. Accordingly, results of the PBC Business have been excluded from continuing operations and division results for all periods presented in the condensed consolidated financial statements and the accompanying notes unless otherwise stated. The Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017, includes cash flows of the PBC Business in each line item unless otherwise stated.

The following table summarizes the major line items included in the results of operations of the discontinued operations.

Three Months Ended March 31, 2017
Net sales	$68,759
Cost of sales (exclusive of depreciation and amortization shown separately below)	52,959
Selling, general and administrative expense	4,353
Depreciation and amortization	3,009
Restructuring and integration expense	129

Income from operations	8,309
Gain on disposal of discontinued operations	—
Interest income	117
Interest and other income (expense)	(2)

Income from discontinued operations before provision (benefit) for income taxes	8,194
Provision for income taxes	2,676

Income from discontinued operations, net of tax	$5,518

The following table presents the significant noncash items and cash paid for capital expenditures of discontinued operations.

Three Months Ended March 31, 2017
Depreciation and amortization	$3,009
Acquisition of property, plant and equipment	$2,483

Note 3. Acquisitions

Bridgemedica, LLC

On February 22, 2018, we completed the acquisition of 100% of the assets of Bridgemedica, LLC (“Bridgemedica”). Bridgemedica is a medical device company that provides concept to supply solutions through design, development engineering and manufacturing. Operating results of Bridgemedica are reported prospectively in our Life Sciences division. We are in the process of analyzing the opening balance sheet and purchase price allocation. Amounts recorded for preliminary goodwill and intangible assets are disclosed in Note 6 and Note 7, respectively.

Other

In March 2018, we paid $6.0 million in earnest money to the previous owners of PMG Intermediate Holding Corporation. See Note 18 for the subsequent event disclosure.

Note 4. Segment Information

We determined our reportable segments under the provisions of U.S. GAAP related to disclosures about segments of an enterprise. Management has concluded that Mobile Solutions, Power Solutions, and Life Sciences each constitutes an operating segment as each engages in business activities for which it earns revenues and incurs expenses for which separate financial information is available, and this is the level at which the Chief Operating Decision Maker (“CODM”) reviews discrete financial information for purposes of allocating resources and assessing performance. In making this determination, management considered the form and content of the financial information that is regularly reviewed by the CODM. As described in Note 1, in January 2018, we implemented a new enterprise and management structure and reorganized our businesses into the Mobile Solutions, Power Solutions and Life Sciences divisions based principally on the end markets they serve. In the first quarter of 2018, we began reporting our financial results based on these new reportable segments. Prior year amounts have been restated to conform to the current year presentation.

Mobile Solutions

Our Mobile Solutions division is focused on growth in the industrial and automotive end markets. Within this division we manufacture highly engineered, difficult-to-manufacture precision metal components and subassemblies for the automotive and general industrial end markets.

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

Power Solutions

Our Power Solutions division is focused on growth in the electrical, and aerospace and defense end markets. Within this division we combine materials science expertise with advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal and plastic components, assemblies and finished devices used in applications ranging from power control to flight control and for military devices.

We manufacture a variety of products including electrical contacts, connectors, contact assemblies and precision stampings for the electrical end market and high precision products for the aerospace and defense end markets utilizing our extensive process technologies for optical grade plastics, thermally conductive plastics, titanium, Inconel, magnesium and electroplating.

Life Sciences

Our Life Sciences division is focused on growth in the medical end market. Within this division we combine advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal and plastic components, assemblies and finished devices.

We manufacture a variety of components, assemblies and instruments, such as surgical knives, bioresorbable implants, surgical staples, orthopedic system tools, laparoscopic devices, and drug delivery devices for the medical and life sciences end market.

Segment Results

The following table presents results of continuing operations for each reportable segment.

	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations		Total Continuing Operations
Three Months Ended March 31, 2018
Net sales	$89,794	$48,682	$31,200	$(528	) (a)	$169,148
Income (loss) from operations	$9,785	$5,233	$4,204	$(15,529)		$3,693
Interest expense						(11,996)
Other income, net						313

Loss from continuing operations before benefit for income taxes and share of net income from joint venture						$(7,990)

Three Months Ended March 31, 2017
Net sales	$86,446	$48,424	$23,129	$(444)		$157,555
Income (loss) from operations	$10,601	$6,795	$3,622	$(7,166)		$13,852
Interest expense						(14,839)
Other						810

Loss from continuing operations before benefit for income taxes and share of net income from joint venture						$(177)

(a)	Includes eliminations of intersegment transactions occurring during the ordinary course of business.

	Total Assets as of
	March 31, 2018	December 31, 2017
Mobile Solutions	$453,521	$428,321
Power Solutions	393,048	383,063
Life Sciences	362,744	355,703
Corporate and Consolidations	275,769	307,916

Total Continuing Operations	$1,485,082	$1,475,003

The Bridgemedica business acquired on February 22, 2018, contributed $1.3 million to net sales and $0.1 million to income from operations in the Life Sciences division after the acquisition date through March 31, 2018.

Note 5. Inventories

Inventories are comprised of the following amounts:

	March 31, 2018	December 31, 2017
Raw materials	$38,151	$37,337
Work in process	32,124	27,669
Finished goods	21,284	17,611

Inventories	$91,559	$82,617

Note 6. Goodwill

The following table shows changes in the carrying amount of goodwill.

	Mobile Solutions	Power Solutions	Life Sciences	Total
Balance as of December 31, 2017	$74,147	$201,881	$178,584	$454,612
Currency impacts	295	719	—	1,014
Goodwill acquired in acquisition	—	—	7,867	7,867
Adjustments to goodwill	—	—	201	201

Balance as of March 31, 2018	$74,442	$202,600	$186,652	$463,694

The goodwill acquired in 2018 is related to the Bridgemedica acquisition as described in Note 3 and is derived from the value of the business acquired. We are in the process of analyzing the opening balance sheet and purchase price allocation. The preliminary fair value of the business acquired was based on management business plans and future performance estimates which are subject to a high degree of management judgment and complexity. Actual results may differ from these projections and the differences may be material, leading to measurement period adjustments of this goodwill.

In the first quarter of 2018, as a result of the changes in our organizational and management structure, goodwill was reassigned to operating segments using a relative fair value allocation. For further information on the organizational changes, see Note 1.

Note 7. Intangible Assets, Net

The following table shows changes in the carrying amount of intangible assets, net.

	Mobile Solutions	Power Solutions	Life Sciences	Total
Balance as of December 31, 2017	$39,446	$105,030	$93,226	$237,702
Amortization	(873)	(2,725)	(2,397)	(5,995)
Currency impacts	(15)	—	—	(15)
Intangible assets acquired in acquisition	—	—	5,913	5,913

Balance as of March 31, 2018	$38,558	$102,305	$96,742	$237,605

We added approximately $5.9 million of intangible assets during the three months ended March 31, 2018, primarily related to customer relationships acquired in the Bridgemedica acquisition with an estimated useful life of 13 years.

In the first quarter of 2018, as a result of the changes in our organizational and management structure, intangible assets were reassigned to operating segments using a relative fair value allocation. For further information on the organizational changes, see Note 1.

Note 8. Investment in Joint Venture

We own a 49% investment in a joint venture located in Wuxi, China, called Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”). The JV is jointly controlled and managed, and we account for it under the equity method.

The following table summarizes activity related to our investment in the JV.

Balance as of December 31, 2017	$39,822
Our share of cumulative earnings	957
Accretion of basis difference from purchase accounting	(126)
Foreign currency translation gain	1,457

Balance as of March 31, 2018	$42,110

We recognized sales to the JV of less than $0.2 million and approximately $0.1 million during the three-month periods ended March 31, 2018 and 2017, respectively.

The following tables show selected financial data of the joint venture.

	March 31, 2018	December 31, 2017
Current assets	$58,517	$47,600
Non-current assets	32,844	24,763

Total assets	$91,361	$72,363

Current liabilities	$41,504	$26,165

Total liabilities	$41,504	$26,165

	Three Months Ended March 31,
	2018	2017
Net sales	$18,003	$19,111
Cost of sales	$15,147	$14,436
Income from operations	$2,508	$4,411
Net income	$1,952	$3,689

Note 9. Income Taxes

On December 22, 2017, the U. S. government enacted comprehensive tax legislation. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21% and creates new taxes on certain foreign sourced earnings. In response to the Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements, or in circumstances where estimates cannot be made, to disclose and recognize at a later date.

For the year ended December 31, 2017, we included in our financial statements provisional charges for the revaluation of our net domestic deferred tax assets and a one-time charge for the deemed repatriation of historic unremitted earnings. During the three months ended March 31, 2018, there were no additional changes to the provisional amounts recorded as of December 31, 2017. The accounting is expected to be completed and disclosed within the one-year measurement period as allowed by SAB 118.

Our annualized effective tax rate from continuing operations was 14.7% for the three months ended March 31, 2018, and 213.0% for the three months ended March 31, 2017. Our 2018 effective tax rate differs from the U.S. federal statutory tax rate of 21% due to permanent differences including certain provisions of the Tax Act, specifically the base-broadening provision which imposed a new minimum tax on global intangible low-tax income (“GILTI”). The effective tax rate for the three months ended March 31, 2018, was also impacted by earnings outside the United States, which are indefinitely reinvested and taxed at rates that are different than the U.S. federal statutory rate of 21%.

During the quarter ended March 31, 2018, we finalized our accounting policy decision with respect to the new GILTI tax rules and have concluded that GILTI will be treated as a periodic charge in the year in which it arises. Therefore, we will not record deferred taxes for the basis associated with GILTI earnings.

During the third quarter of 2017, the Internal Revenue Service commenced an examination of the federal tax return for the pre-acquisition period of January 1, 2015, through October 19, 2015, for Precision Engineered Products Holdings, LLC, our wholly-owned subsidiary. The examination is ongoing as of March 31, 2018.

Note 10. Debt

The following table presents debt balances as of March 31, 2018, and December 31, 2017.

	March 31, 2018	December 31, 2017
$545.0 million Senior Secured Term Loan B (“Senior Secured Term Loan”) bearing interest at the greater of 0.75% or one-month LIBOR (1.88% at March 31, 2018), plus an applicable margin of 3.75% at March 31, 2018, expiring October 19, 2022	$534,250	$534,250
$300.0 million Incremental Term Loan (“Incremental Term Loan”) bearing interest at one-month LIBOR (1.88% at March 31, 2018), plus an applicable margin of 3.25% at March 31, 2018, expiring April 3, 2021	288,000	291,000
$143.0 million Senior Secured Revolver (“Senior Secured Revolver”) bearing interest at one-month LIBOR (1.88% at March 31, 2018) plus an applicable margin of 3.5% at March 31, 2018, expiring October 19, 2020	—	—
French Safeguard Obligations	299	290
Brazilian lines of credit and equipment notes	207	257
Chinese line of credit, bearing interest	2,868	2,768

Total	825,624	828,565
Less current maturities of long-term debt	18,796	17,283

Principal, net of current portion	806,828	811,282
Less unamortized debt issuance costs	19,390	20,477

Long-term debt, net of current portion	$787,438	$790,805

We capitalized interest costs amounting to $0.2 million and $0.4 million in the three-months ended March 31, 2018, and 2017, related to construction in progress.

Note 11. Restructuring and Integration

The following table summarizes restructuring and integration charges incurred for the three-month periods ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018
	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations	Total
Severance and other employee costs	$—	$—	$—	$728	$728
Other	27	—	—	—	27

Total	$27	$—	$—	$728	$755

	Three Months Ended March 31, 2017
	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations	Total
Severance and other employee costs	$11	$—	$—	$—	$11

Total	$11	$—	$—	$—	$11

The following table summarizes restructuring and integration reserve activity for the three months ended March 31, 2018.

	Reserve Balance as of December 31, 2017	Charges	Non-cash Adjustments	Cash Reductions	Reserve Balance as of March 31, 2018
Severance and other employee costs	$—	$728	$—	$(95)	$633
Site closure and other associated costs	1,099	27	(31)	(583)	512

Total	$1,099	$755	$(31)	$(678)	$1,145

We recognized severance costs of $0.7 million at corporate headquarters related to the restructuring of our former Precision Engineered Products Group to form the Power Solutions and Life Sciences divisions effective January 2, 2018.

We are continually identifying restructuring and integration costs at our divisions. Future filings will include updates to these activities along with a reconciliation of beginning and ending liabilities. We expect to pay the entire reserve balance within no more than twelve months.

Note 12. Commitments and Contingencies

Brazil ICMS Tax Matter

Prior to the acquisition of Autocam Corporation in 2014 (“Autocam”), Autocam’s Brazilian subsidiary received notification from the Brazilian tax authorities regarding ICMS (state value added tax or VAT) tax credits claimed on intermediary materials (tooling and perishable items) used in the manufacturing process. The Brazilian tax authority notification disallowed state ICMS credits claimed on intermediary materials based on the argument that these items are not intrinsically related to the manufacturing processes. Autocam Brazil filed an administrative defense with the Brazilian tax authority arguing, among other matters, that it should qualify for an ICMS tax credit, contending that the intermediary materials are directly related to the manufacturing process.

We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at March 31, 2018, for this matter. There was no material change in the status of this matter from December 31, 2017, to March 31, 2018.

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

Note 13. Revenue from Contracts with Customers

We adopted ASC 606 on January 1, 2018, using the modified retrospective transition method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 while the reported results for 2017 were prepared under the guidance of ASC 605. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our goods and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods. To the extent that transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in management’s judgement, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

Revenue is recognized when control of the good or service is transferred to the customer, either at a point in time or as our services are rendered over time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or services.

The following table summarizes sales to external customers by major source.

	Three Months Ended March 31, 2018
	Mobile Solutions	Power Solutions	Life Sciences	Intersegment Sales Eliminations	Total
United States	$49,655	$40,128	$30,553	$(528)	$119,808
China	11,581	1,485	126	—	13,192
Mexico	7,236	3,197	172	—	10,605
Brazil	9,885	50	—	—	9,935
Poland	2,052	14	—	—	2,066
Czech Republic	1,810	—	—	—	1,810
Italy	1,577	98	—	—	1,675
Germany	1,534	7	1	—	1,542
Switzerland	1,406	—	—	—	1,406
Netherlands	—	974	—	—	974
Other	3,058	2,729	348	—	6,135

Total net sales	$89,794	$48,682	$31,200	$(528)	$169,148

Product Sales

We generally transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer, at a point in time, as this is when our customer obtains the ability to direct use of, and obtain substantially all of the remaining benefits from, the goods. We have elected to recognize the cost for freight and shipping when control over products has transferred to the customer as a component of cost of sales.

We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost-plus-margin approach when an observable price is not available. The expected duration of our contracts is less than one year, and we have elected to apply the practical expedient that allows entities to disregard the effects of financing when the contract length is less than one year. The amount of consideration we receive and the revenue we recognize varies with volume rebates and incentives we offer to our customers. We estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgement, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

We have utilized certain practical expedients allowed by the new standard. We intend to utilize the portfolio approach practical expedient to evaluate sales-related discounts on a portfolio basis to contracts with similar characteristics. We expect that the effect on our financial statements of applying the portfolio approach would not differ materially from applying the new standard to individual contracts.

We give our customers the right to return only defective products in exchange for functioning products or rework of the product. These transactions are evaluated and accounted for under ASC Topic 460, Guarantees, and we estimate the impact to the transaction price based on an analysis of historical experience.

Other Sources of Revenue

We provide pre-production activities related to engineering efforts to develop molds, dies and machines that are owned by our customers. We may receive advance payments from customers which are deferred until satisfying our performance obligations by compliance with customer-specified milestones, recognizing revenue at a point in time. These contracts have an original expected duration of less than one year.

The following table provides information about contract liabilities from contracts with customers.

Deferred Revenue
Balance at January 1, 2018	$2,124
Balance at March 31, 2018	$2,204

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and customer advances and deposits (contract liability) on the Condensed Consolidated Balance Sheet. These contract liabilities are reported on the Condensed Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period as deferred revenue. Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. Changes in the contract liability balances during the three-month period ended March 31, 2018, were not materially impacted by any other factors. Revenue recognized during the three months ended March 31, 2018, from amounts included in deferred revenue at the beginning of the period for performance obligations satisfied or partially satisfied during the three months ended March 31, 2018, was approximately $0.3 million.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that we disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2018. The guidance provides certain practical expedients that limit this requirement. Our contracts meet the following practical expedient provided by ASC 606:

•	The performance obligation is part of a contract that has an original expected duration of one year or less.

Costs to Obtain and Fulfill a Contract

Prior to the adoption of ASC 606, we expensed commissions paid to internal sales representatives for obtaining contracts. Under 606 ASC, we adopted the practical expedient to recognize commissions paid to internal sales personnel that are incremental to obtaining customer contracts as an expense when incurred since the amortization period is less than one year. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Costs to obtain a contract are expensed as selling, general and administrative expense.

Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense.

Financial Statement Impact of Adopting ASC 606

The following table presents the impact of adoption of ASC 606 on our condensed consolidated statement of operations and balance sheet. Differences are due to the acceleration in the recognition of revenue to the point of shipment or delivery for contracts where an unconditional obligation to purchase is present for inventory that was considered in consignment under ASC 605.

	Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Net sales	$169,148	$169,202	$(54)
Cost of sales	126,444	126,489	(45)
Income from operations	3,693	3,702	(9)

	As of March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Assets
Accounts receivable, net	$119,615	$119,669	$(54)
Inventories	91,559	91,514	45
Equity
Retained earnings	$203,159	$203,168	$(9)

Note 14. Shared-Based Compensation

The following table lists the components of share-based compensation expense by type of award.

	Three Months Ended March 31,
	2018	2017
Stock options	$205	$381
Restricted stock	460	460
Performance share units	591	311

Share-based compensation	$1,256	$1,152

Stock Options

During the three months ended March 31, 2018, we granted options to purchase 55,300 shares to certain key employees. The weighted average grant date fair value of the options granted during the three months ended March 31, 2018, was $10.68 per share. The fair value of our options cannot be determined by market value because they are not traded in an open market. Accordingly, we utilized the Black Scholes financial pricing model to estimate the fair value. The following table shows the weighted average assumptions relevant to determining the fair value of stock options granted in 2018.

2018 Stock Option Awards
Expected term	6 years
Risk free interest rate	2.65%
Dividend yield	1.14%
Expected volatility	47.78%
Expected forfeiture rate	4.00%

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

The following table summarizes option activity for the three months ended March 31, 2018.

Options	Shares (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	746	$14.33
Granted	55	24.55
Exercised	(23)	10.00		$238

Outstanding at March 31, 2018	778	$15.19	6.4	$6,850	(1)

Exercisable at March 31, 2018	619	$13.44	5.7	$6,539	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at March 31, 2018.

Restricted Stock

During the three months ended March 31, 2018, we granted 86,516 restricted stock awards to non-executive directors, officers and certain other key employees. The shares of restricted stock granted during the three months ended March 31, 2018, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. We determined the fair value of the shares awarded by using the closing price of our common stock as of the date of grant. The weighted average grant date value of restricted stock granted in the three months ended March 31, 2018, was $24.55 per share. Total grant-date fair value of restricted stock that vested in the three months ended March 31, 2018, was $1.5 million.

The following table summarizes the status of unvested restricted stock awards as of March 31, 2018, and changes during the three months then ended.

	Nonvested Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2018	152	$19.21
Granted	87	$24.55
Vested	(80)	$18.88

Nonvested at March 31, 2018	159	$22.30

Performance Share Units

Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. PSU awards granted in 2018 were made pursuant to the NN, Inc. 2016 Omnibus Incentive Plan and a Performance Share Unit Agreement. Some PSUs are based on total shareholder return (“TSR Awards”), and other PSUs are based on return on invested capital (“ROIC Awards”).

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

With respect to the TSR Awards, a participant will earn 50% of the target number of PSUs for “Threshold Performance,” 100% of the target number of PSUs for “Target Performance,” and 150% of the target number of PSUs for “Maximum Performance.” With respect to the ROIC Awards, a participant will earn 35% of the target number of PSUs for “Threshold Performance,” 100% of the target number of PSUs for “Target Performance,” and 150% of the target number of PSUs for “Maximum Performance. For performance levels falling between the values shown below, the percentages will be determined by interpolation. The following table presents the goals with respect to TSR and ROIC for each award granted in 2018.

TSR:

		Threshold Performance (50% of Shares)	Target Performance (100% of Shares)	Maximum Performance (150% of Shares)
	2018 grants	35th Percentile	50th Percentile	75th Percentile
ROIC:
		Threshold Performance (35% of Shares)	Target Performance (100% of Shares)	Maximum Performance (150% of Shares)
	2018 grants	15.5%	18%	19.5%

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

	TSR Awards		ROIC Awards
Award Year	Shares (in thousands)	Grant Date Fair Value (per share)	Shares (in thousands)	Grant Date Fair Value (per share)
2018	55	$24.65	55	$24.55

We generally recognize an expense for ROIC Awards based on the Target Performance threshold of 100% because, at the date of grant, the Target Performance is the probable level of performance achievement. All PSUs that vested on December 31, 2017, were settled in shares in May 2018.

The following table summarizes the status of unvested PSU awards as of March 31, 2018, and changes during the period then ended.

	Nonvested TSR Awards		Nonvested ROIC Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2018	130	$16.60	136	$16.27
Granted	55	$24.65	55	$24.55
Forfeited	(11)	$15.12	(12)	$15.49

Nonvested at March 31, 2018	174	$18.90	179	$18.63

Note 15. Net Income (Loss) Per Share

	Three Months Ended March 31,
	2018	2017
Income (loss) from continuing operations	$(5,983)	$1,893
Income from discontinued operations, net of tax	—	5,518

Net income (loss)	$(5,983)	$7,411

Weighted average shares outstanding	27,597	27,303
Effect of dilutive stock options	—	331

Diluted shares outstanding	27,597	27,634

Basic income (loss) from continuing operations per share	$(0.22)	$0.07
Basic income from discontinued operations per share	—	0.20

Basic net income (loss) per share	$(0.22)	$0.27

Diluted income (loss) from continuing operations per share	$(0.22)	$0.07
Diluted income from discontinued operations per share	—	0.20

Diluted net income (loss) per share	$(0.22)	$0.27

The calculations of diluted income from continuing operations per share for the three-month periods ended March 31, 2018 and 2017, exclude 0.5 million and 0.6 million potentially dilutive stock options, which had the effect of being anti-dilutive. Given the loss from continuing operations for the three-month period ended March 31, 2018, all options are considered anti-dilutive and were excluded from the calculation of diluted loss from continuing operations per share.

Note 16. Fair Value Measurements

Fair value is an exit price representing the expected amount that an entity would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date. We followed consistent methods and assumptions to estimate fair values as more fully described in the 2017 Annual Report.

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. As of March 31, 2018, the carrying values of these financial instruments approximated fair value. The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. As of March 31, 2018, we had no fixed-rate debt outstanding.

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

Nonrecurring Fair Value Measurements

We completed the Bridgemedica acquisition on February 22, 2018. In connection with our accounting for this acquisition, it was necessary for us to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions discussed in Note 3. We utilized Level 3 inputs to estimate the fair values of these assets and liabilities.

Note 17. Prior Periods’ Financial Statement Revision

The following tables present the effect of the correction of those misstatements that impacted the three months ended March 31, 2017, as further described in Note 1, and the related adjustments to reflect the revision on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Also, as further described in Note 2, due to the disposition of the PBC Business and the related discontinued operations treatment, the tables below present separately the impact of the correction of the misstatements as well as the effect of recasting the prior periods for discontinued operations.

	Three Months Ended March 31, 2017
	As Originally Reported	Adjustment	Discontinued Operations	As Revised
Cost of sales (exclusive of depreciation and amortization)	$166,954	$485	$(52,959)	$114,480
Selling, general and administrative expense	21,494	(500)	(4,353)	16,641
Depreciation and amortization	15,568	12	(3,009)	12,571
Income from operations	22,158	3	(8,309)	13,852
Income (loss) from continuing operations before provision (benefit) for income taxes and share of net income from joint venture	8,014	3	(8,194)	(177)
Benefit (provision) for income taxes	(2,300)	1	2,676	377
Income from continuing operations	7,407	4	(5,518)	1,893
Income from discontinued operations, net of tax			5,518	5,518
Net income	$7,407	$4		$7,411
Other comprehensive income:
Foreign currency translation income	4,706	399		5,105

Other comprehensive income (loss):	4,706	399		5,105

Comprehensive income	$12,113	$403		$12,516

Basic net income (loss) per share	$0.27	$0.00		$0.27
Diluted net income (loss) per share	$0.27	$0.00		$0.27

The following table presents the effect of the correction of the misstatements on our Condensed Consolidated Statement of Cash Flows.

	Three Months Ended March 31, 2017
	As Originally Reported	Adjustment	Reclasses (1)	As Revised
Net income (loss)	$7,407	$4		$7,411
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	15,568	12		15,580 (2)
Total derivative mark-to-market gains, net of cash settlements	(88)		88	—
Other	—	(268)	61	(207)
Changes in operating assets and liabilities:
Income taxes payable (receivable)	—		5,899	5,899
Other	605	(16)	(6,048)	(5,459)
Net cash provided by (used by) operating activities	5,209	(268)	—	4,941
Cash flows from investing activities
Proceeds from disposals of property, plant and equipment	27	—	(27)	—
Other	—	268	27	295
Net cash provided by (used by) investing activities	(8,538)	268	—	(8,270)

(1)	Includes the reclassification of prior period amounts to reflect current period presentation, including the addition of the income taxes payable (receivable) line as well as condensing immaterial amounts.
(2)	Depreciation and amortization of $3.0 million is included in income from discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2017.

Note 18. Subsequent Event

Paragon Medical Acquisition

On May 7, 2018, we acquired 100% of the stock of PMG Intermediate Holding Corporation, the parent company of Paragon Medical, Inc. (“Paragon Medical”) for $375.0 million in cash. Paragon Medical is a medical device manufacturer which focuses on the orthopedic, case and tray, implant and instrument markets. Operating results of Paragon Medical will be reported prospectively in our Life Sciences division. The effects of this acquisition are not reflected in the condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q because the acquisition occurred subsequent to March 31, 2018. We are in the process of analyzing the opening balance sheet and purchase price allocation.

Second Lien Credit Agreement

In connection with the closing, we, certain of our subsidiaries named therein, SunTrust Bank, as Administrative Agent, SunTrust Robinson Humphrey, Inc. as Lead Arranger and Bookrunner, and the lenders named therein entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) pursuant to which SunTrust and the other lenders extended to us a $200.0 million secured second lien term loan facility (the “Second Lien Facility”). We utilized the net proceeds from the Second Lien Facility, together with cash on hand, to pay the Paragon Medical purchase price and fees and expenses related to the acquisition. The Second Lien Facility matures on April 19, 2023, and bears interest at either (i) a base rate, plus an applicable margin, or (ii) the greater of the London Interbank Offered Rate (“LIBOR”) or 1.00%, plus an applicable margin. The initial applicable margin for all borrowings under the Second Lien Facility is 7.00% per annum with respect to base rate borrowings and 8.00% per annum with respect to LIBOR borrowings. We may voluntarily prepay outstanding loans under the Second Lien Facility, in whole or in part without premium or penalty until August 7, 2018, or at any time following May 7, 2020. We may be subject to a prepayment penalty of 2% of the amount of such loans that we prepay between August 7, 2018, and May 7, 2020. If we prepay any outstanding loans after May 7, 2019, but prior to May 7, 2020, we may be subject to a prepayment penalty of 1% of the amount prepaid. The Second Lien Credit Agreement requires us to prepay outstanding loans, subject to certain exceptions, with: (i) a variable percentage of excess cash flow; (ii) 100% of the net cash proceeds of non-ordinary course asset sales or other dispositions of property, and 100% of the net cash proceeds from certain insurance and condemnation events with respect to our assets, subject to customary thresholds and reinvestment rights; (iii)

100% of the net cash proceeds from the issuance or incurrence of debt obligations for borrowed money not permitted by the Second Lien Credit Agreement; and (iv) 100% of the net cash proceeds from the issuance of equity between May 7, 2018, and August 7, 2018. In addition to other exceptions set forth in the Second Lien Credit Agreement, prepayments are not required to the extent of any required prepayments under the First Lien Credit Agreement, as defined in the Second Lien Credit Agreement.

Amendment to Credit Facility

On May 7, 2018, we entered into an amendment to our existing credit facility to permit the Paragon Medical acquisition, to permit the Second Lien Credit Agreement, and to amend certain covenants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NN, Inc., is a global diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for the medical, aerospace and defense, electrical, automotive and general industrial markets. As used in this Quarterly Report on Form 10-Q, the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries. As of March 31, 2018, we had 44 facilities in North America, Europe, South America and China.

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

For additional information concerning such risk factors and cautionary statements, please see the section titled “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we filed with the SEC on April 2, 2018 (the “2017 Annual Report”).

Results of Operations

Factors That May Influence Results of Operations

The following paragraphs describe factors that have influenced results of operations for the three-month period ended March 31, 2018, that management believes are important to provide an understanding of the business and results of operations.

Management Structure

In January 2018, we implemented a new enterprise and management structure designed to accelerate growth and further balance our portfolio by aligning our strategic assets and businesses. Our businesses were reorganized into the Mobile Solutions, Power Solutions, and Life Sciences divisions and are based principally on the end markets they serve. The Autocam Precision Components Group reported in our historical financial statements was renamed as the Mobile Solutions division. The Mobile Solutions division is focused on growth in the industrial and automotive end markets. The Precision Engineered Products Group reported in our historical financial statements was bifurcated into two new divisions – Power Solutions and Life Sciences. The Power Solutions division is focused on growth in the electrical and aerospace and defense end markets. The Life Sciences division is focused on growth in the medical end market. In the first quarter of 2018, we began reporting our financial results based on these new reportable segments. Prior year amounts have been revised to confirm to the current year presentation.

Prior Periods’ Financial Statement Revision

Certain prior period amounts have been revised to reflect the impact of corrections of misstatements and to correct the timing of previously recorded out-of-period adjustments. Refer to Note 1 and Note 17 in the Notes to Condensed Consolidated Financial Statements for more information.

Life Sciences Acquisitions

On February 22, 2018, we completed the acquisition of 100% of the assets of Bridgemedica, LLC (“Bridgemedica”). Bridgemedica is a medical device company that provides concept to supply solutions through design, development engineering and manufacturing. Operating results of Bridgemedica are reported prospectively after the acquisition date. We are in the process of analyzing the opening balance sheet and purchase price allocation.

As discussed in our 2017 Annual Report, on October 2, 2017, we completed the acquisition of DRT Medical, LLC, which was subsequently named NN Life Sciences – Vandalia, LLC (“Vandalia”), a supplier of precision manufactured medical instruments and orthopedic implants with locations in Ohio and Pennsylvania.

On May 7, 2018, we acquired 100% of the stock of PMG Intermediate Holding Corporation, the parent company of Paragon Medical, Inc. (“Paragon Medical”) for $375.0 million in cash. Paragon Medical is a medical device manufacturer which focuses on the orthopedic, case and tray, implant and instrument markets. The results of Paragon Medical will be included in our financial statements beginning in the second quarter of 2018.

Discontinued Operations

On August 17, 2017, we completed the sale of our global precision bearing components business (the “PBC Business”). The PBC Business included all our facilities that were engaged in the production of precision steel balls, steel rollers, and metal retainers and automotive specialty products used primarily in the bearing industry. The sale of the PBC Business furthers management’s long-term strategy to build a diversified industrial business with a comprehensive geographic footprint in attractive high-growth market segments. The PBC Business represented all of the Precision Bearing Components Group reportable segment disclosed in our historical financial statements.

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the operating results of the PBC Business for the three months ended March 31, 2017, are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations, net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income. All historical Condensed Consolidated Statements of Operations and Comprehensive Income presented have been revised to reflect this presentation. Accordingly, results of the PBC Business have been excluded from continuing operations and division results for all periods presented in the condensed consolidated financial statements and the accompanying notes unless otherwise stated. Refer to Note 2 in the Notes to Condensed Consolidated Financial Statements for more information.

Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.

At December 31, 2017, we made a reasonable estimate of the effects on the one-time transition tax and included this in our provisional amount. The ultimate impact could possibly differ materially from this provisional amount due to, among other things, additional analysis, changes in interpretations and assumptions we have made, and additional interpretive regulatory guidance that may be issued. In accordance with Staff Accounting Bulletin No. 118, we may record additional provisional amounts during a measurement period not to extend beyond one year of the enactment date of the Tax Act. The accounting is expected to be complete when our 2017 U.S. corporate income tax return is filed in 2018, and any measurement period adjustments will be recognized as income tax expense or benefit in 2018. As of March 31, 2018, no changes are expected to be made to this estimate.

Three Months Ended March 31, 2018, Compared to the Three Months Ended March 31, 2017

Overall Consolidated Results

	Three Months Ended March 31,
	2018	2017	$ Change
Net sales	$169,148	$157,555	$11,593
Acquisitions				$8,982
Volume				1,072
Foreign exchange effects				2,436
Price/mix/inflation/other				(897)
Cost of sales (exclusive of depreciation and amortization shown separately below)	126,444	114,480	11,964
Acquisitions				7,298
Volume				1,147
Foreign exchange effects				1,638
Cost reduction projects				(3,555)
Mix/inflation/other				5,436
Selling, general and administrative expense	22,177	16,641	5,536
Acquisition related costs excluded from selling, general and administrative expense	1,776	—	1,776
Depreciation and amortization	14,281	12,571	1,710
Other operating expense (income)	22	—	22
Restructuring and integration expense	755	11	744

Income from operations	3,693	13,852	(10,159)
Interest expense	11,996	14,839	(2,843)
Derivative loss (gain) on change in interest rate swap fair value	—	(88)	88
Other (income) expense, net	(313)	(722)	409

Loss from continuing operations before benefit for income taxes and share of net income from joint venture	(7,990)	(177)	(7,813)
Benefit for income taxes	1,176	377	799
Share of net income from joint venture	831	1,693	(862)

Income (loss) from continuing operations	(5,983)	1,893	(7,876)
Income from discontinued operations, net of tax	—	5,518	(5,518)

Net income	$(5,983)	$7,411	$(13,394)

Net Sales. Net sales increased by $11.6 million, or 7%, in the first quarter of 2018 compared to the first quarter of 2017 primarily due to $9.0 million of net sales attributable to the Bridgemedica and Vandalia businesses acquired in our Life Sciences division. Higher volumes contributed another $1.1 million to the increase as a result of demand improvements within the automotive end market. The appreciation of the Chinese renminbi and the euro in relation to the U.S. dollar also increased net sales year over year. Overall, net sales increased from the three months ended March 31, 2017 to the three months ended March 31, 2018 by $3.3 million for our Mobile Solutions division, $0.3 million for our Power Solutions division, and $8.1 million for our Life Sciences division, respectfully. In the three months ended March 31, 2018 and 2017, we had $0.5 million and $0.4 million, respectively, of sales between our Power Solutions and Life Sciences division that were eliminated in consolidation.

Cost of Sales. The increase in cost of sales was primarily due to $7.3 million in cost of sales attributable to the Bridgemedica and Vandalia acquisitions. Higher volumes also contributed $1.1 million to the increase, consistent with the increase in sales demand. Increases were partially offset by $3.6 million in cost savings from production process improvement projects.

Selling, General and Administrative Expense. The majority of the increase in selling, general and administrative expense during the three-month period ended March 31, 2018, compared to the three-month period ended March 31, 2017, was due to infrastructure and staffing costs incurred related to our strategic initiatives, including a global implementation of an enterprise resource planning (“ERP”) system.

Acquisition Related Costs Excluded from Selling, General and Administrative. Acquisition related costs are primarily third party legal, accounting, valuation consulting and investment banking advisory fees incurred directly related to the Life Sciences acquisitions.

Depreciation and Amortization. The increase in depreciation and amortization during the three-month period ended March 31, 2018, compared to the three-month period ended March 31, 2017, was consistent with additions to intangible assets and property, plant and equipment, including $0.6 million from the Bridgemedica and Vandalia businesses. This additional depreciation and amortization includes the related step-ups of certain property, plant and equipment to fair value and the addition of intangible assets principally for customer relationships and trade names.

Restructuring and Integration Expense. The increase in restructuring and integration expense was primarily due to employee severance costs incurred in connection with implementing our new enterprise and management structure. Note 11 in the Notes to Condensed Consolidated Financial Statements provides more information regarding the effects of restructuring and integration on our operating results.

Interest Expense. Interest expense decreased by $2.8 million during the three-month period ended March 31, 2018, compared to the three-month period ended March 31, 2017, due to the redemption of the Senior Notes on April 3, 2017, with the proceeds of the Incremental Term Loan, which bears a lower interest rate based on LIBOR. Further interest savings resulted from the refinancing of the Senior Secured Term Loan and the Incremental Term Loan on November 24, 2017.

	Three Months Ended March 31,
	2018	2017
Interest on debt	$10,802	$13,647
Amortization of debt issuance costs	1,088	1,239
Capital lease interest	311	314
Capitalized interest (1)	(205)	(361)

Total interest expense	$11,996	$14,839

(1)	Capitalized interest primarily relates to equipment construction efforts at various plants.

Benefit for Income Taxes. Our effective tax rate from continuing operations was 14.7% for the three-month period ended March 31, 2018, compared to 213.0% for the three-month period ended March 31, 2017. Note 9 in the Notes to Condensed Consolidated Financial Statements describes the components of income taxes for each period presented.

Share of Net Income from Joint Venture. Our share of net income from a Chinese joint venture in our Mobile Solutions division decreased by $0.9 million. The joint venture’s net income decreased primarily due to price decreases and increased raw material costs.

Results by Division

MOBILE SOLUTIONS DIVISION

Our Mobile Solutions division is focused on growth in the industrial and automotive end markets. Within this division we manufacture highly engineered, difficult-to-manufacture precision metal components and subassemblies for the automotive and general industrial end markets.

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

	Three Months Ended March 31,
	2018	2017	$ Change
Net sales	$89,794	$86,446	$3,348
Volume				$2,387
Foreign exchange effects				2,166
Price/mix/inflation/other				(1,205)
Income from operations	$9,785	$10,601	$(816)

Net sales increased during the first quarter of 2018 from the first quarter of 2017 due to market demand improvements for our steering systems application components resulting from a shift from hydraulics to our electric-assist steering systems technology. We are realizing the indirect benefits of our customers taking an increasing portion of market share. Also, as the Brazilian economy rebounds, demand for automotive products is increasing. During the first quarter of 2018, 55% of Mobile Solution sales were to customers in the US, 13% of Mobile Solution sales were to customers in China, and 11% of Mobile Solution sales were to customers in Brazil.

Income from operations decreased by $0.8 million compared to prior year due to various factors including a $0.6 million increase in depreciation expense consistent with capital expenditures. We also incurred approximately $0.3 million of start-up costs related to a new product launch during the first quarter of 2018.

POWER SOLUTIONS DIVISION

Our Power Solutions division is focused on growth in the electrical, and aerospace and defense end markets. Within this division we combine materials science expertise with advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal and plastic components, assemblies and finished devices used in applications ranging from power control to flight control and for military devices.

We manufacture a variety of products including electrical contacts, connectors, contact assemblies and precision stampings for the electrical end market and high precision products for the aerospace and defense end markets utilizing our extensive process technologies for optical grade plastics, thermally conductive plastics, titanium, Inconel, magnesium and electroplating.

	Three Months Ended March 31,
	2018	2017	$ Change
Net sales	$48,682	$48,424	$258
Volume				$(1,195)
Foreign exchange effects				270
Price/mix/inflation/other				1,183
Income from operations	$5,233	$6,795	$(1,562)

Net sales increased during the first quarter of 2018 from the first quarter of 2017 primarily due to a shift toward a favorable product mix despite an overall decrease in volume.

The decrease in income from operations was primarily due to a shift in product mix toward higher cost raw materials, such as precious metals, and new program setup costs for certain products we are preparing to launch in the aerospace end market later in 2018.

LIFE SCIENCES DIVISION

Our Life Sciences division is focused on growth in the medical end market. Within this division we combine advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal and plastic components, assemblies and finished devices.

We manufacture a variety of components, assemblies and instruments, such as surgical knives, bioresorbable implants, surgical staples, orthopedic system tools, laparoscopic devices, and drug delivery devices for the medical and life sciences end market.

	Three Months Ended March 31,
	2018	2017	$ Change
Net sales	$31,200	$23,129	$8,071
Acquistions				$8,982
Volume				(120)
Price/mix/inflation/other				(791)
Income from operations	$4,204	$3,622	$582

Net sales increased during the first quarter of 2018 from the first quarter of 2017 primarily due to $9.0 million of net sales attributable to the Bridgemedica and Vandalia acquisitions.

The increase in income from operations was primarily due to operations of the acquired businesses noted above.

Changes in Financial Condition from December 31, 2017 to March 31, 2018

From December 31, 2017, to March 31, 2018, total assets increased by $10.1 million primarily due to assets acquired with the Bridgemedica business which had $17.3 million of total assets as of March 31, 2018. Bridgemedica contributed $7.9 million to the increase in goodwill and $5.9 million to intangible assets. Overall, accounts receivable increased consistently with sales growth. Inventories increased as our plants prepare for second quarter sales. Days inventory outstanding increased slightly by approximately one day due to normal seasonal inventory building activity. Property, plant and equipment increased by $7.6 million primarily due to capital expenditures related to new product lines and manufacturing plant improvements. We acquired approximately $0.9 million of property, plant and equipment in the Bridgemedica acquisition. Partially offsetting these increases was a $39.5 million decrease in cash to fund the Bridgemedica acquisition and capital expenditures as well as working capital needs. Foreign exchange translation impacted total assets in comparing changes in account balances from December 31, 2017, to March 31, 2018, by increasing total assets by $4.8 million, of which $1.9 million related to current assets.

From December 31, 2017, to March 31, 2018, total liabilities increased by $11.3 million, primarily related to the Bridgemedica acquisition which contributed $2.2 million to the increase in liabilities. Timing of accruals for payroll costs also contributed to the increase. Foreign exchange translation impacted total liabilities in comparing changes in account balances from December 31, 2017, to March 31, 2018, by increasing total liabilities by $0.7 million, of which $0.5 million related to current liabilities.

Working capital, which consists principally of cash, accounts receivable, inventories and other current assets offset by accounts payable, accrued payroll costs, income taxes payable current maturities of long-term debt and other current liabilities, was $338.8 million as of March 31, 2018, compared to $368.9 million as of December 31, 2017. The decrease in working capital was due primarily to the decrease in cash used to fund acquisitions and capital expenditures.

Cash used by operations was $1.0 million for the three months ended March 31, 2018, compared with cash provided by operations of $4.9 million for the three months ended March 31, 2017. The difference was primarily due to the decrease in income from operations. The components of the decrease in income from operations are discussed in the “Results of Operations” section. Cash provided by operating activities for discontinued operations was $5.2 million for the three months ended March 31, 2017.

Cash used by investing activities was $32.8 million for the three months ended March 31, 2018, compared with cash used by investing activities of $8.3 million for the three months ended March 31, 2017. The difference was primarily due to cash paid for the Bridgemedica acquisition and capital expenditures. Cash used by investing activities for discontinued operations was $2.5 million for the three months ended March 31, 2017.

Cash used by financing activities was $6.3 million for the three months ended March 31, 2018, compared with cash provided by financing activities of $8.3 million for the three months ended March 31, 2017. The difference was primarily due to cash paid for principal payments on debt in the first quarter of 2018, whereas net drawdowns on debt were used in 2017 to fund capital expenditures.

Liquidity and Capital Resources

Aggregate principal amounts outstanding under the Senior Secured Term Loan and Incremental Term Loan as of March 31, 2018, were $822.3 million (without regard to debt issuance costs). We had no amounts outstanding on the Senior Secured Revolver at that time. As of March 31, 2018, we could borrow up to $97.6 million under the Senior Secured Revolver, subject to certain limitations. This amount of availability is net of $2.4 million of outstanding letters of credit at March 31, 2018, which are considered as usage of the Senior Secured Revolver.

Collectively, our Senior Secured Term Loan, Incremental Term Loan, and Senior Secured Revolver is our credit facility. Our credit facility is subject to certain financial covenants based on a consolidated net leverage ratio, as defined in the credit facility agreement. The financial covenants are effective when we have outstanding amounts drawn on our Senior Secured Revolver on the last day of any fiscal quarter. We had no outstanding balance on the Senior Secured Revolver as of March 31, 2018, and were in compliance with all covenants under our credit facility.

The Senior Secured Term Loan requires quarterly principal payments of $1.4 million through October 19, 2022, with the remaining principal amount due on the maturity date. If one-month LIBOR is less than 0.75%, then we pay 4.50% per annum in interest. If one-month LIBOR exceeds 0.75%, then we pay the variable one-month LIBOR rate plus an applicable margin of 3.75%. Based on the outstanding balance at March 31, 2018, annual interest payments would have been $30.1 million.

The Incremental Term Loan requires quarterly principal payments of $3.0 million through April 3, 2021, with the remaining principal amount due on the maturity date. Based on the outstanding balance at March 31, 2018, annual interest payments would have been $14.8 million.

The Senior Secured Revolver bears interest at a rate of one-month LIBOR plus an applicable margin of 3.50%. We had no outstanding balance at March 31, 2018.

We believe that funds generated from our consolidated continuing operations and existing cash will provide sufficient cash flow to service the required debt and interest payments under our existing credit facility. The absence of cash flows from discontinued operations is not expected to significantly affect our ability to service our debt.

Our arrangements with customers typically provide that payments are due within 30 to 60 days following the date of shipment. We invoice and receive payment from many of our customers in euros as well as other currencies. Additionally, we are party to various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. As a result of these sales, loans, payables and receivables, our foreign exchange transaction and translation risk is elevated. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. As of March 31, 2018, no currency derivatives were in place. In addition, a strengthening of the U.S. dollar and/or euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

For the next twelve months, we expect capital expenditures to remain relatively consistent, the majority of which relate to new or expanded business or continuous improvement programs. We believe that funds generated from continuing operations and borrowings from the credit facility will be sufficient to finance capital expenditures and working capital needs through this period. The absence of cash flows from discontinued operations is not expected to significantly affect our ability to finance capital expenditures or working capital needs. We base these assertions on current availability for borrowing of up to $97.6 million and forecasted positive cash flow from continuing operations for the next twelve months.

In connection with the closing of the Paragon Medical acquisition on May 7, 2018, we entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) for a $200.0 million secured second lien term loan facility (the “Second Lien Facility”). We utilized the net proceeds from the Second Lien Facility, together with cash on hand, to pay the Paragon Medical purchase price and fees and expenses related to the acquisition. We also entered into an amendment to our existing credit facility to permit the Paragon Medical acquisition, to permit the Second Lien Credit Agreement, and to amend certain covenants.

The Second Lien Facility matures on April 19, 2023, and bears interest at either (i) a base rate, plus an applicable margin, or (ii) the greater of the London Interbank Offered Rate (“LIBOR”) or 1.00%, plus an applicable margin. The initial applicable margin for all borrowings under the Second Lien Facility is 7.00% per annum with respect to base rate borrowings and 8.00% per annum with respect to LIBOR borrowings. We may voluntarily prepay outstanding loans under the Second Lien Facility, in whole or in part without premium or penalty until August 7, 2018, or at any time following May 7, 2020. We may be subject to a prepayment penalty of 2% of the amount of such loans that we prepay between August 7, 2018, and May 7, 2020. If we prepay any outstanding loans after May 7, 2019, but prior to May 7, 2020, we may be subject to a prepayment penalty of 1% of the amount prepaid. The Second Lien Credit Agreement requires us to prepay outstanding loans, subject to certain exceptions, with: (i) a variable percentage of excess cash flow; (ii) 100% of the net cash proceeds of non-ordinary course asset sales or other dispositions of property, and 100% of the net cash proceeds from certain insurance and condemnation events with respect to our assets, subject to customary thresholds and reinvestment rights; (iii) 100% of the net cash proceeds from the issuance or incurrence of debt obligations for borrowed money not permitted by the Second Lien Credit Agreement; and (iv) 100% of the net cash proceeds from the issuance of equity between May 7, 2018, and August 7, 2018. In addition to other exceptions set forth in the Second Lien Credit Agreement, prepayments are not required to the extent of any required prepayments under the First Lien Credit Agreement, as defined in the Second Lien Credit Agreement.

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

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2017 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2017 Annual Report. There have been no changes to these policies during the three months ended March 31, 2018, except as discussed in Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

At March 31, 2018, we had $534.3 million of principal outstanding under the variable rate Senior Secured Term Loan, without regard to debt issuance costs. At March 31, 2018, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Senior Secured Term Loan would result in interest expense increasing annually by approximately $5.3 million.

At March 31, 2018, we had $288.0 million of principal outstanding under the Incremental Term Loan, without regard to debt issuance costs. At March 31, 2018, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Incremental Term Loan would result in interest expense increasing annually by approximately $2.9 million.

At March 31, 2018, we did not have any debt outstanding under the Senior Secured Revolver.

Our policy is to manage interest expense using a mix of fixed and variable rate debt. To manage this mix effectively, we may enter into interest rate swaps to exchange the difference between fixed and variable interest amounts. The nature and amount of borrowings may vary as a result of future business requirements, market conditions and other factors. As of March 31, 2018, we had no interest rate swaps.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We participate in various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. From time to time, we may use foreign currency derivatives to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency derivatives as of March 31, 2018.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We previously disclosed in our 2017 Annual Report the following control deficiencies that constitute material weaknesses in our internal control over financial reporting:

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

These material weaknesses resulted in immaterial errors to other current assets; property, plant and equipment, net; goodwill; investment in joint venture; other non-current assets; accounts payable; accrued salaries, wages and benefits; other current liabilities; deferred tax liabilities; accumulated other comprehensive income; selling, general and administrative expense; depreciation and amortization; other operating expense/income; write-off of unamortized debt issuance costs; provision/benefit for income taxes; comprehensive income/loss; and cash flows in our consolidated financial statements for the years ended December 31, 2017, 2016 and 2015. These immaterial errors resulted in a revision to previously issued financial statements as discussed in Note 1 and Note 17 in the Notes to Condensed Consolidated Financial Statements presented in Item 1 of this Quarterly Report. Management has determined that the revision was an additional effect of the material weaknesses described above. Additionally, these control deficiencies could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Remediation Plan for Material Weaknesses

Building on our efforts during 2016 and 2017, with the oversight of the Audit Committee of our Board of Directors, we continue to dedicate significant resources and efforts to improve our control environment and to take steps to remediate the material weaknesses identified above. While certain remediation plans have been implemented, we continue to actively plan for and implement additional remediation plans.

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

Status of Remediation Efforts

We believe the measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

As described above in the “Remediation Plan for Material Weaknesses” section, there were no changes during the fiscal quarter ended March 31, 2018, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Brazil ICMS Tax Matter

Prior to the Mobile Solutions (formerly Autocam) acquisition, Autocam’s Brazilian subsidiary received notification from the Brazilian tax authorities regarding ICMS (state value added tax or VAT) tax credits claimed on intermediary materials (tooling and perishable items) used in the manufacturing process. The Brazilian tax authority notification disallowed state ICMS credits claimed on intermediary materials based on the argument that these items are not intrinsically related to the manufacturing processes. Autocam Brazil filed an administrative defense with the Brazilian tax authority arguing, among other matters, that it should qualify for an ICMS tax credit, contending that the intermediary materials are directly related to the manufacturing process.

We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at March 31, 2018 for this matter. There was no material change in the status of this matter from December 31, 2016 to March 31, 2018.

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

There have been no material changes to the risk factors disclosed in our 2017 Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on April 2, 2018, under Item 1A. “Risk Factors.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
January 2018	2,836	$28.45	—	—
February 2018	—	—	—	—
March 2018	13,800	$25.10	—	—

Total	16,636	$25.67	—	—

(1)	Shares were withheld to pay for tax obligations due upon the vesting of restricted stock held by certain employees granted under the NN, Inc. Amended and Restated 2011 Stock Incentive Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of April 2, 2018, by and among Precision Engineered Products LLC, NN, Inc., PMG Intermediate Holding Corporation and Paragon Equity LLC (incorporated by reference to Exhibit 2.1 to NN, Inc.’s Current Report on Form 8-K filed on April 3, 2018).

10.1	Separation Agreement and Release, dated as of January 2, 2018, by and between John A. Manzi and NN, Inc. (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed on January 5, 2018).

10.2	Commitment Letter, dated as of April 2, 2018, by and among NN, Inc., SunTrust Bank and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed on April 3, 2018).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRLTaxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: May 10, 2018	/s/ Richard D. Holder
Richard D. Holder,
President, Chief Executive Officer and Director
(Principal Executive Officer) (Duly Authorized Officer)

Date: May 10, 2018	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Senior Vice President—Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)