Form 10-Q
period 2018-06-30
NN INC
filed 2018-08-09
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-23486

NN, Inc.
(Exact name of registrant as specified in its charter)

Delaware	62-1096725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6210 Ardrey Kell Road
Charlotte, North Carolina 28277
(Address of principal executive offices, including zip code)
(980) 264-4300
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
As of August 2, 2018, there were 27,729,375 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
Amounts in thousands of dollars, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$196,349	$157,947	$365,497	$315,502
Cost of sales (exclusive of depreciation and amortization shown separately below)	148,640	114,514	275,084	228,994
Selling, general and administrative expense	26,641	18,004	48,818	34,645
Acquisition related costs excluded from selling, general and administrative expense	3,437	—	5,213	—
Depreciation and amortization	16,258	13,051	30,539	25,622
Other operating expense (income)	74	(270)	96	(270)
Restructuring and integration expense	1,591	6	2,346	17
Income (loss) from operations	(292)	12,642	3,401	26,494
Interest expense	15,988	12,338	27,984	27,177
Loss on extinguishment of debt and write-off of debt issuance costs	12,938	39,639	12,938	39,639
Derivative loss on change in interest rate swap fair value	—	101	—	13
Other (income) expense, net	1,887	285	1,574	(437)
Loss from continuing operations before benefit for income taxes and share of net income from joint venture	(31,105)	(39,721)	(39,095)	(39,898)
Benefit for income taxes	5,947	12,103	7,123	12,480
Share of net income from joint venture	647	1,244	1,478	2,937
Loss from continuing operations	(24,511)	(26,374)	(30,494)	(24,481)
Income from discontinued operations, net of tax (Note 2)	—	5,236	—	10,754
Net loss	$(24,511)	$(21,138)	$(30,494)	$(13,727)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$(15,781)	$9,511	$(10,316)	$14,616
Other comprehensive income (loss)	$(15,781)	$9,511	$(10,316)	$14,616
Comprehensive income (loss)	$(40,292)	$(11,627)	$(40,810)	$889
Basic net loss per share:
Loss from continuing operations per share	$(0.89)	$(0.96)	$(1.10)	$(0.89)
Income from discontinued operations per share	—	0.19	—	0.39
Net loss per share	$(0.89)	$(0.77)	$(1.10)	$(0.50)
Weighted average shares outstanding	27,696	27,468	27,632	27,358
Diluted net loss per share:
Loss from continuing operations per share	$(0.89)	$(0.96)	$(1.10)	$(0.89)
Income from discontinued operations per share	—	0.19	—	0.39
Net loss per share	$(0.89)	$(0.77)	$(1.10)	$(0.50)
Weighted average shares outstanding	27,696	27,468	27,632	27,358
Cash dividends per common share	$0.07	$0.07	$0.14	$0.14
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
Amounts in thousands of dollars

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$23,207	$224,446
Accounts receivable, net	147,449	108,446
Inventories	116,136	82,617
Income tax receivable	51,682	43,253
Other current assets	24,494	18,518
Total current assets	362,968	477,280
Property, plant and equipment, net	334,021	259,280
Goodwill	617,814	454,612
Intangible assets, net	394,664	237,702
Investment in joint venture	40,515	39,822
Other non-current assets	11,102	6,307
Total assets	$1,761,084	$1,475,003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,066	$52,990
Accrued salaries, wages and benefits	28,429	21,145
Current maturities of long-term debt	29,809	17,283
Other current liabilities	25,129	17,003
Total current liabilities	138,433	108,421
Deferred tax liabilities	117,781	71,564
Non-current income tax payable	5,327	5,593
Long-term debt, net of current portion	1,040,434	790,805
Other non-current liabilities	15,795	12,516
Total liabilities	1,317,770	988,899
Commitments and contingencies (Note 12)
Total stockholders’ equity	443,314	486,104
Total liabilities and stockholders’ equity	$1,761,084	$1,475,003
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
Amounts in thousands of dollars and shares

	Number of shares	Par value	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2017	27,572	$275	$292,494	$211,080	$(17,745)	$486,104
Net loss	—	—	—	(30,494)	—	(30,494)
Dividends declared	—	—	—	(3,884)	—	(3,884)
Share-based compensation expense	165	2	2,332	—	—	2,334
Shares issued for option exercises	27	—	274	—	—	274
Restricted shares and performance shares forgiven for taxes and forfeited	(35)	—	(720)	—	—	(720)
Foreign currency translation gain (loss)	—	—	—	—	(10,316)	(10,316)
Adoption of new accounting standard (Note 1)	—	—	—	16	—	16
Balance, June 30, 2018	27,729	$277	$294,380	$176,718	$(28,061)	$443,314
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Amounts in thousands of dollars

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(30,494)	$(13,727)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization of continuing operations	30,539	25,622
Depreciation and amortization of discontinued operations	—	6,111
Amortization of debt issuance costs	2,313	2,153
Loss on extinguishment of debt and write-off of debt issuance costs	12,938	39,639
Share of net income from joint venture, net of cash dividends received	(1,478)	(2,937)
Compensation expense from issuance of share-based awards	2,334	2,218
Other	180	102
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,256)	(20,062)
Inventories	(10,742)	(5,945)
Accounts payable	(4,653)	1,339
Income taxes receivable	(8,695)	(10,612)
Other	5,589	(8,136)
Net cash provided by (used by) operating activities	(19,425)	15,765
Cash flows from investing activities
Acquisition of property, plant and equipment	(28,888)	(20,658)
Cash paid to acquire businesses, net of cash received	(393,481)	—
Other	625	624
Net cash provided by (used by) investing activities	(421,744)	(20,034)
Cash flows from financing activities
Cash paid for debt issuance or prepayment costs	(16,703)	(38,130)
Dividends paid	(3,854)	(3,838)
Proceeds from long-term debt	270,000	317,000
Repayment of long-term debt	(16,000)	(266,874)
Proceeds from (repayments of) short-term debt, net	9,703	(101)
Other	(2,410)	120
Net cash provided by (used by) financing activities	240,736	8,177
Effect of exchange rate changes on cash flows	(806)	853
Net change in cash and cash equivalents	(201,239)	4,761
Cash and cash equivalents at beginning of period	224,446	14,405	(1)
Cash and cash equivalents at end of period	$23,207	$19,166	(2)

(1)	Cash and cash equivalents as of December 31, 2016, includes $8.1 million of cash and cash equivalents that were included in current assets of discontinued operations.

(2)	Cash and cash equivalents as of June 30, 2017, includes $12.1 million of cash and cash equivalents that were included in current assets of discontinued operations.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)
Amounts in thousands of dollars and shares, except per share data
Note 1. Interim Financial Statements
Nature of Business
NN, Inc., is a global diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for the medical, aerospace and defense, electrical, automotive and general industrial markets. As used in this Quarterly Report on Form 10-Q, the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries. As of June 30, 2018, we had 51 facilities in North America, Europe, South America and China.
In January 2018, we implemented a new enterprise and management structure designed to accelerate growth and further balance our portfolio by aligning our strategic assets and businesses. Our businesses were reorganized into the Mobile Solutions, Power Solutions, and Life Sciences groups and are based principally on the end markets they serve. The Autocam Precision Components Group reported in our historical financial statements was renamed as Mobile Solutions. The Mobile Solutions group is focused on growth in the general industrial and automotive end markets. The Precision Engineered Products Group reported in our historical financial statements was bifurcated into two new groups – Power Solutions and Life Sciences. The Power Solutions group is focused on growth in the electrical and aerospace and defense end markets. The Life Sciences group is focused on growth in the medical end market.
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited, except that the Condensed Consolidated Balance Sheet as of December 31, 2017, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”), on April 2, 2018. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Historical periods presented reflect reclassifications to reflect discontinued operations (see Note 2). Historical periods also reflect revisions that we disclosed in our 2017 Annual Report (see Note 17). In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three months and six months ended June 30, 2018 and 2017; financial position as of June 30, 2018, and December 31, 2017; and cash flows for the three months and six months ended June 30, 2018 and 2017, on a basis consistent with our audited consolidated financial statements other than the adoption of new accounting standards, such as revenue recognition. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the Company’s financial position and operating results for the interim periods.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2017 Annual Report. The results for the three months and six months ended June 30, 2018, are not necessarily indicative of results for the year ending December 31, 2018, or any other future periods.
Except for per share data or as otherwise indicated, all dollar amounts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.
Prior Periods’ Financial Statement Revision
As disclosed in our 2017 Annual Report, we identified various misstatements in our previously issued 2016 and 2015 annual financial statements and interim periods in 2016 and 2017. These prior period errors related primarily to (i) accounting for income and franchise taxes, (ii) accounting for the gain on the disposition of a business, (iii) accounting for indemnification assets related to a prior acquisition, (iv) accounting for foreign currency transactions, (v) accounting for the translation of foreign subsidiary assets and joint venture, and (vi) other immaterial errors, including errors that had previously been adjusted for as out of period corrections in the periods identified. We assessed the materiality of the misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Materiality, codified in Accounting

Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, (“ASC 250”) and concluded that the misstatements were not material to any prior annual or interim periods.
In accordance with ASC 250 (SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we revised our previously issued 2016 and 2015 annual financial statements in our 2017 Annual Report. Accordingly, in connection with this Quarterly Report, we are revising our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and our Condensed Consolidated Statement of Cash Flows, the related notes, and other financial information for the three months and six months ended June 30, 2017, to correct for those misstatements that impacted such period. We will revise the remaining 2017 previously issued quarterly financial statements in connection with future 2018 filings on our Form 10-Q. Refer to Note 17 for reconciliations between as originally reported and as revised quarterly amounts.
Accounting Standards Recently Adopted
Revenue Recognition. On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”). We adopted ASC 606 utilizing the modified retrospective transition method. Under this transition method, we recognized the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings as of January 1, 2018, and applied the new standard beginning with the most current period presented to contracts that were not completed at the date of initial application. The adoption adjustment, which was less than $0.1 million, represents the net profit on certain contracts that were accounted for on a consignment basis under ASC Topic 605, Revenue Recognition, (“ASC 605”) Under ASC 605, a sale was not recognized under these consignment contracts until the inventory was used by our customers. Under the new standard, revenue is recognized earlier since the transfer of control to our customers occurs upon shipment from our facilities as our customers have obtained the ability to direct the use of, and obtain substantially all of the remaining benefits from, the asset. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our results of operations on an ongoing basis. See Note 13 for the required disclosures related to the impact of adopting ASC 606 and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.
Definition of a Business. In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business. The new guidance requires an entity to first evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If that threshold is met, the set of assets and activities is not a business. If the threshold is not met, the entity evaluates whether the set meets the definition of a business. The new definition requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue recognition guidance. The new guidance was effective for us beginning on January 1, 2018. We have applied the new definition of a business prospectively to any transactions occurring in 2018 or later. The new guidance will have no effect on our historical financial statements.
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
The new cash flow guidance requires that cash payments for debt prepayment costs be classified as cash outflows for financing activities. We paid $31.6 million for debt prepayment costs in April 2017. These debt prepayment costs were previously classified as cash used by operating activities in 2017. Under the new guidance, these costs are reclassified to cash used by financing activities when these comparable periods are presented in future filings.
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

Accounting Standards Not Yet Adopted
Leases. In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 creates Topic 842, Leases, in the ASC and supersedes ASC 840, Leases. Entities that hold numerous equipment and real estate leases, in particular those with numerous operating leases, will be most affected by the new guidance. The lease accounting standard is effective for NN beginning January 1, 2019, with modified retrospective adoption required and early adoption permitted. The amendments in ASU 2016-02 are expected to impact our balance sheet by adding lease-related assets and liabilities. This may affect compliance with contractual agreements and loan covenants, if not addressed within the credit facility. We have performed inquiries within group locations and compiled information on operating and capital leases. We are using the results of these inquiries and compiled information to evaluate the impacts of the lease accounting standard on our financial position, results of operations, and related disclosures. Upon adoption, we expect to recognize a right-of-use asset and a lease liability for nearly all of our leases that are currently classified as operating leases and are therefore not recorded on the balance sheet. We are in the process of gathering information that will enable us to estimate the amounts of those assets and liabilities.
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
In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the operating results of the PBC Business for the six months ended June 30, 2017, are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations, net of tax, as one line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All historical Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation. Accordingly, results of the PBC Business have been excluded from continuing operations and group results for all periods presented in the condensed consolidated financial statements and the accompanying notes unless otherwise stated. The Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017, includes cash flows of the PBC Business in each line item unless otherwise stated.

The following table summarizes the major line items included in the results of operations of the discontinued operations.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net sales	$67,928	$136,687
Cost of sales (exclusive of depreciation and amortization shown separately below)	51,526	104,485
Selling, general and administrative expense	4,768	9,121
Depreciation and amortization	3,102	6,111
Restructuring and integration expense	300	429

Income from operations	8,232	16,541
Interest expense (income)	71	188
Other expense (income), net	20	18

Income from discontinued operations before provision for income taxes	8,141	16,335
Provision for income taxes	2,905	5,581

Income from discontinued operations, net of tax	$5,236	$10,754

The following table presents the significant noncash items and cash paid for capital expenditures of discontinued operations.

Six Months Ended June 30, 2017
Depreciation and amortization	$6,111
Acquisition of property, plant and equipment	$5,208
Note 3. Acquisitions
Bridgemedica, LLC
On February 22, 2018, we completed the acquisition of 100% of the assets of Bridgemedica, LLC (“Bridgemedica”). For accounting purposes, Bridgemedica meets the definition of a business and has been accounted for as a business combination. Bridgemedica is a medical device company that provides concept to supply solutions through design, development engineering and manufacturing. Operating results of Bridgemedica are reported prospectively in our Life Sciences group after the acquisition date. We have finalized certain working capital adjustments and are in the process of completing the integration of the Bridgemedica business into our operations. Amounts recorded for preliminary goodwill and intangible assets are disclosed in Note 6 and Note 7, respectively, and are subject to completion of our integration procedures.
Paragon Medical, Inc.
On May 7, 2018, we acquired 100% of the stock of PMG Intermediate Holding Corporation, the parent company of Paragon Medical, Inc. (“Paragon Medical”) for a base purchase price of $375.0 million in cash, subject to certain adjustments. After estimated working capital and other closing adjustments, the cash purchase price was approximately $391.0 million which included $13.4 million in cash acquired. We paid cash of $392.2 million and recorded a receivable of approximately $1.3 million in other current assets for the balance. For accounting purposes, Paragon Medical meets the definition of a business and has been accounted for as a business combination. Paragon Medical is a medical device manufacturer which focuses on the orthopedic, case and tray, implant and instrument markets. This acquisition continues our strategic focus to expand our Life Sciences portfolio as well as create a balanced business by diversifying our products and finished device offerings. Operating results of Paragon Medical are reported prospectively from the date of acquisition in our Life Sciences group. We have performed a preliminary assessment of the opening balance sheet and purchase price allocation which is subject to completion of working capital adjustments and fair value estimates. Opening balance sheet deferred taxes have been recorded based on estimates made as of the acquisition date as well as information currently available to management. As estimates are refined and additional information is received throughout the measurement period, adjustments to opening deferred taxes will be recorded with an offsetting adjustment to goodwill. We incurred new debt in connection with the Paragon Medical acquisition as described in Note 10.

The following table summarizes the preliminary purchase price allocation for the Paragon Medical acquisition.

Fair value of assets acquired and liabilities assumed	May 7, 2018
Cash and cash equivalents	$13,418
Accounts receivable	22,853
Inventories	23,606
Other current assets	937
Property, plant and equipment	69,322
Intangible assets subject to amortization	164,200
Other non-current assets	3,304
Goodwill	157,421
Total assets acquired	$455,061
Current liabilities	$16,767
Deferred tax liability	46,713
Other non-current liabilities	620
Total liabilities assumed	$64,100
Net assets acquired	$390,961
A combination of income, market, and cost approaches were used for the valuation where appropriate, depending on the asset or liability being valued. Valuation inputs in these models and analyses gave consideration to market participant assumptions. Acquired intangible assets are primarily customer relationships. As of June 30, 2018, intangible assets in connection with Paragon Medical were $163.3 million after post-acquisition amortization.
In connection with the Paragon Medical acquisition, we recorded goodwill, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of liabilities assumed. As of June 30, 2018, goodwill in connection with Paragon Medical was approximately $155.6 million after post-acquisition currency impacts. The goodwill is attributed primarily to Paragon Medical as a going concern, the assembled workforce, and the fair value of expected cost synergies, and revenue growth from combining the NN and Paragon Medical life sciences businesses. The going concern element represents the ability to earn a higher return on the combined assembled collection of assets and businesses of Paragon Medical than if those assets and businesses were to be acquired and managed separately. Approximately $2.8 million of the goodwill relates to prior asset acquisitions by Paragon Medical and is expected to be deducted for tax purposes.
Property, plant and equipment acquired primarily included machinery and equipment for use in manufacturing operations. Additionally, manufacturing sites and related facilities, including leasehold improvements, were acquired. We have performed a preliminary assessment of the fair value of property, plant and equipment using both the cost approach and the market approach. The preliminary assessment was supported where available by observable market data which includes consideration of obsolescence. We have performed a preliminary assessment of the fair value of intangible assets using the income approach, supported by market data, by using the relief from royalty and multi-period excess earnings methods.
We incurred approximately $4.9 million in acquisition related costs with respect to Paragon Medical during the six months ended June 30, 2018. Transaction costs were expensed as incurred and are included in the “Acquisition related costs excluded from selling, general and administrative expense” line item in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We expensed $12.9 million of financing costs related to the Paragon Medical acquisition during the six months ended June 30, 2018, which are included in the "Loss on extinguishment of debt and write-off of debt issuance costs" line item in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As required by the acquisition method of accounting, acquired inventories were recorded at their estimated fair value. Beginning May 7, 2018, our consolidated results of operations include the results of Paragon Medical. Since the date of the acquisition, net sales of $27.1 million and income from operations of $1.7 million has been included in our condensed consolidated financial statements.
The unaudited pro forma financial results shown in the table below for the three and six months ended June 30, 2018 and 2017, combine the consolidated results of NN and Paragon Medical giving effect to the Paragon Medical acquisition as if it had been completed on January 1, 2017, the beginning of the comparable prior annual reporting period presented. The unaudited pro forma financial results do not give effect to any of our other acquisitions that occurred after January 1, 2017, and do not include any anticipated synergies or other assumed benefits of the Paragon Medical acquisition. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the Paragon Medical acquisition been completed as of January 1, 2017.
The unaudited pro forma financial results include certain adjustments for additional depreciation and amortization expense based upon the fair value step-up and estimated useful lives of Paragon Medical depreciable fixed assets and definite-life amortizable assets acquired. The provision for income taxes has also been adjusted for all periods, based upon the foregoing adjustments to historical results. The impact of adopting ASC 606 has been included based on an adoption date of January 1, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Pro forma net sales	$210,902	$193,578	$420,731	$384,846
Pro forma income (loss) from continuing operations	$(12,017)	$(29,092)	$(20,078)	$(44,238)
Pro forma net income (loss)	$(12,017)	$(23,856)	$(20,078)	$(33,484)
Basic income (loss) from continuing operations per share	$(0.43)	$(1.06)	$(0.73)	$(1.62)
Diluted income (loss) from continuing operations per share	$(0.43)	$(1.06)	$(0.73)	$(1.62)
Unaudited pro forma results for the six months ended June 30, 2017, include $14.8 million of inventory fair value adjustments, financing, integration, and transaction costs, net of tax, directly attributable to the acquisition which will not have an ongoing impact. No such costs are present in the unaudited pro forma results for the three months ended June 30, 2017.
Note 4. Segment Information
We determined our reportable segments under the provisions of U.S. GAAP related to disclosures about segments of an enterprise. Management has concluded that Mobile Solutions, Power Solutions, and Life Sciences each constitutes an operating segment as each engages in business activities for which it earns revenues and incurs expenses for which separate financial information is available, and this is the level at which the Chief Operating Decision Maker (“CODM”) reviews discrete financial information for purposes of allocating resources and assessing performance. In making this determination, management considered the form and content of the financial information that is regularly reviewed by the CODM. As described in Note 1, in January 2018, we implemented a new enterprise and management structure and reorganized our businesses into the Mobile Solutions, Power Solutions and Life Sciences groups based principally on the end markets they serve. In the first quarter of 2018, we began reporting our financial results based on these new reportable segments. Prior year amounts have been restated to conform to the current year presentation.
Mobile Solutions
Mobile Solutions is focused on growth in the general industrial and automotive end markets. We have developed an expertise in manufacturing highly complex, system critical components for fuel systems, engines and transmissions, power steering systems and electromechanical motors on a high-volume basis. This expertise has been gained through investment in technical capabilities, processes and systems, and skilled program management and product launch capabilities.
Power Solutions
Power Solutions is focused on growth in the electrical, and aerospace and defense end markets. Within this group we combine materials science expertise with advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal and plastic components, assemblies and finished devices used in applications ranging from power control to flight control and for military devices.
We manufacture a variety of products including electrical contacts, connectors, contact assemblies and precision stampings for the electrical end market and high precision products for the aerospace and defense end markets utilizing our extensive process technologies for optical grade plastics, thermally conductive plastics, titanium, Inconel, magnesium and electroplating.

Life Sciences
Life Sciences is focused on growth in the medical end market. Within this group we combine advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal and plastic components, assemblies and finished devices.
We manufacture a variety of components, assemblies and instruments, such as surgical knives, bioresorbable implants, surgical staples, cases and trays, orthopedic implants and tools, laparoscopic devices, and drug delivery devices for the medical and life sciences end market.
Segment Results
The following table presents results of continuing operations for each reportable segment.

	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations		Total Continuing Operations
Three Months Ended June 30, 2018
Net sales	$88,079	$49,820	$59,153	$(703)	(a)	$196,349
Income (loss) from operations	$7,380	$6,000	$2,041	$(15,713)		$(292)
Interest expense						(15,988)
Other						(14,825)
Loss from continuing operations before benefit for income taxes and share of net income from joint venture						$(31,105)
Six Months Ended June 30, 2018
Net sales	$177,873	$98,502	$90,353	$(1,231)	(a)	$365,497
Income (loss) from operations	$17,165	$11,233	$6,245	$(31,242)		$3,401
Interest expense						(27,984)
Other						(14,512)
Loss from continuing operations before benefit for income taxes and share of net income from joint venture						$(39,095)
Three Months Ended June 30, 2017
Net sales	$86,658	$48,734	$23,114	$(559)		$157,947
Income (loss) from operations	$10,688	$6,819	$3,798	$(8,663)		$12,642
Interest expense						(12,338)
Other						(40,025)
Loss from continuing operations before benefit for income taxes and share of net income from joint venture						$(39,721)
Six Months Ended June 30, 2017
Net sales	$173,104	$97,158	$46,243	$(1,003)		$315,502
Income (loss) from operations	$21,289	$13,614	$7,420	$(15,829)		$26,494
Interest expense						(27,177)
Other						(39,215)
Loss from continuing operations before benefit for income taxes and share of net income from joint venture						$(39,898)

(a)	Includes eliminations of intersegment transactions occurring during the ordinary course of business.

	Total Assets as of
	June 30, 2018	December 31, 2017
Mobile Solutions	$446,111	$428,321
Power Solutions	390,656	383,063
Life Sciences	811,299	355,703
Corporate and Consolidations	113,018	307,916
Total Continuing Operations	$1,761,084	$1,475,003

The Paragon Medical business acquired on May 7, 2018, contributed $27.1 million to net sales and $1.7 million to income from operations in the Life Sciences group after the acquisition date through June 30, 2018. The Bridgemedica business acquired on February 22, 2018, contributed $3.6 million to net sales and less than $0.1 million to income from operations in the Life Sciences group after the acquisition date through June 30, 2018.
Note 5. Inventories
Inventories are comprised of the following amounts:

	June 30, 2018	December 31, 2017
Raw materials	$48,895	$37,337
Work in process	42,311	27,669
Finished goods	24,930	17,611
Inventories	$116,136	$82,617

Note 6. Goodwill
The following table shows changes in the carrying amount of goodwill.

	Mobile Solutions	Power Solutions	Life Sciences	Total
Balance as of December 31, 2017	$74,147	$201,881	$178,584	$454,612
Currency impacts	(439)	(384)	(1,847)	(2,670)
Goodwill acquired in acquisitions	—	—	165,454	165,454
Adjustments to goodwill	—	—	418	418
Balance as of June 30, 2018	$73,708	$201,497	$342,609	$617,814
The goodwill acquired in 2018 is related to the Paragon Medical and Bridgemedica acquisitions as described in Note 3 and is derived from the value of the businesses acquired. We recorded $157.4 million of goodwill related to the Paragon Medical acquisition and $8.0 million of goodwill related to the Bridgemedica acquisition during the six months ended June 30, 2018. We are in the process of analyzing the opening balance sheets and purchase price allocations for these acquisitions. The preliminary fair value of the businesses acquired was based on management business plans and future performance estimates which are subject to a high degree of management judgment and complexity. Actual results may differ from these projections and the differences may be material, leading to measurement period adjustments of this goodwill.
In the first quarter of 2018, as a result of the changes in our organizational and management structure, goodwill was reassigned to operating segments using a relative fair value allocation. For further information on the organizational changes, see Note 1.
Note 7. Intangible Assets, Net
The following table shows changes in the carrying amount of intangible assets, net.

	Mobile Solutions	Power Solutions	Life Sciences	Total
Balance as of December 31, 2017	$39,446	$105,030	$93,226	$237,702
Amortization	(1,770)	(5,725)	(5,490)	(12,985)
Currency impacts	(18)	52	—	34
Intangible assets acquired in acquisitions	—	—	169,913	169,913
Balance as of June 30, 2018	$37,658	$99,357	$257,649	$394,664

The following table shows the nature and preliminary weighted average estimated useful lives of intangible assets acquired during the six months ended June 30, 2018. Actual results may differ from these projections and the differences may be material, leading to measurement period adjustments of these intangible assets.

	Gross Carrying Value as of Acquisition Date	Weighted Average Estimated Useful Life in Years
Customer relationships	$144,900	20
Trademark and trade name	15,400	29
Other	9,613	1
Total intangible assets acquired in current year	$169,913	19
As of January 1, 2018, as a result of the changes in our organizational and management structure, intangible assets were reassigned to operating segments using a relative fair value allocation. For further information on the organizational changes, see Note 1.
Note 8. Investment in Joint Venture
We own a 49% investment in a joint venture located in Wuxi, China, called Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”). The JV is jointly controlled and managed, and we account for it under the equity method.
The following table summarizes activity related to our investment in the JV.

Balance as of December 31, 2017	$39,822
Share of cumulative earnings	1,718
Accretion of basis difference from purchase accounting	(240)
Foreign currency translation loss	(785)

Balance as of June 30, 2018	$40,515
We recognized sales to the JV of $0.2 million and approximately $0.1 million during the six months ended June 30, 2018 and 2017, respectively.
The following tables show selected financial data of the JV.

	June 30, 2018	December 31, 2017
Current assets	$52,856	$47,600
Non-current assets	33,985	24,763
Total assets	$86,841	$72,363
Current liabilities	$38,109	$26,165
Total liabilities	$38,109	$26,165

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$18,111	$17,473	$36,114	$36,584
Cost of sales	$15,537	$13,724	$30,684	$28,160
Income from operations	$2,157	$3,385	$4,665	$7,796
Net income	$1,552	$2,770	$3,504	$6,459

Note 9. Income Taxes
On December 22, 2017, the U. S. government enacted comprehensive tax legislation. The Tax Act reduces the maximum U.S. federal corporate income tax rate from 35% to 21% and creates new taxes on certain foreign sourced earnings. In response to the Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements, or in circumstances where estimates cannot be made, to disclose and recognize at a later date.
For the year ended December 31, 2017, we included in our financial statements provisional charges for the revaluation of our net domestic deferred tax assets and a one-time charge for the deemed repatriation of historic unremitted earnings. During the six months ended June 30, 2018, there were no additional changes to the provisional amounts recorded as of December 31, 2017. The accounting is expected to be completed and disclosed within the one-year measurement period as allowed by SAB 118.
Our effective tax rate from continuing operations was 19.1% and 18.2% for the three months and six months ended June 30, 2018, respectively, and 30.5% and 31.3% for the three months and six months ended June 30, 2017, respectively. Our 2018 effective tax rates differ from the U.S. federal statutory tax rate of 21% due to permanent differences including certain provisions of the Tax Act, specifically the base-broadening provision which imposed a new minimum tax on global intangible low-tax income (“GILTI”). Our 2017 effective tax rates differ from the U.S. federal statutory tax rate of 34% due primarily to earnings outside the U.S. which were taxed at rates lower than the U.S. federal statutory rate.
During the six months ended June 30, 2018, we finalized our accounting policy decision with respect to the new GILTI tax rules and have concluded that GILTI will be treated as a periodic charge in the year in which it arises. Therefore, we will not record deferred taxes for the basis associated with GILTI earnings.
During the third quarter of 2017, the Internal Revenue Service commenced an examination of the federal tax return for the pre-acquisition period of January 1, 2015, through October 19, 2015, for Precision Engineered Products Holdings, LLC, our wholly-owned subsidiary. The examination is ongoing as of June 30, 2018.
Note 10. Debt
The following table presents debt balances as of June 30, 2018, and December 31, 2017.

	June 30, 2018	December 31, 2017
$545.0 million Senior Secured Term Loan B (“Senior Secured Term Loan”) bearing interest at the greater of 0.75% or one-month LIBOR (2.09% at June 30, 2018), plus an applicable margin of 3.75% at June 30, 2018, expiring October 19, 2022	$534,250	$534,250
$300.0 million Incremental Term Loan (“Incremental Term Loan”) bearing interest at one-month LIBOR (2.09% at June 30, 2018), plus an applicable margin of 3.25% at June 30, 2018, expiring April 3, 2021	285,000	291,000
$143.0 million Senior Secured Revolver (“Senior Secured Revolver”) bearing interest at one-month LIBOR (2.09% at June 30, 2018) plus an applicable margin of 3.5% at June 30, 2018, expiring October 19, 2020	67,962	—
$200.0 million Second Lien Facility ("Second Lien") bearing interest at one-month LIBOR (2.09% at June 30, 2018), plus an applicable margin of 8.0% at June 30, 2018, expiring April 19, 2023	200,000	—
International lines of credit and other loans	4,962	3,315
Total	1,092,174	828,565
Less current maturities of long-term debt	29,809	17,283
Principal, net of current portion	1,062,365	811,282
Less unamortized debt issuance costs	21,931	20,477
Long-term debt, net of current portion	$1,040,434	$790,805
We capitalized interest costs amounting to $0.3 million and $0.3 million in the three months ended June 30, 2018 and 2017, and $0.5 million and $0.6 million in the six months ended June 30, 2018 and 2017, related to construction in progress.
Collectively, our Senior Secured Term Loan, Incremental Term Loan, and Senior Secured Revolver comprise our credit facility. Our credit facility is subject to certain financial covenants based on a consolidated net leverage ratio, as defined in the credit facility agreement. The financial covenants are effective when we have outstanding amounts drawn on our Senior Secured Revolver on the last day of any fiscal quarter and become more restrictive over time. We had $68.0 million outstanding balance on the Senior Secured Revolver as of June 30, 2018, and were in compliance with all covenants under our credit facility and expect to be in compliance with all covenants through June 30, 2019.
Second Lien Credit Agreement
In connection with the Paragon Medical acquisition, we, certain of our subsidiaries named therein, SunTrust Bank, as Administrative Agent, SunTrust Robinson Humphrey, Inc. as Lead Arranger and Bookrunner, and the lenders named therein entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) pursuant to which SunTrust and the other lenders extended to us a $200.0 million secured second lien term loan facility (the “Second Lien Facility”). We utilized the net proceeds from the Second Lien Facility, together with cash on hand, to pay the Paragon Medical purchase price and fees and expenses related to the acquisition. The Second Lien Facility is collateralized by all of our assets. The Second Lien Facility matures on April 19, 2023, and bears interest at either (i) a base rate, plus an applicable margin, or (ii) the greater of the London Interbank Offered Rate (“LIBOR”) or 1.00%, plus an applicable margin. The initial applicable margin for all borrowings under the Second Lien Facility is 7.00% per annum with respect to base rate borrowings and 8.00% per annum with respect to LIBOR borrowings. We may voluntarily prepay outstanding loans under the Second Lien Facility, in whole or in part without premium or penalty at any time on or after May 7, 2020. We are subject to a prepayment penalty of 2% of the amount of such loans that we prepay before May 7, 2019. If we prepay any outstanding loans after May 7, 2019, but prior to May 7, 2020, we are subject to a prepayment penalty of 1% of the amount prepaid. The Second Lien Credit Agreement requires us to prepay outstanding loans, subject to certain exceptions, with: (i) a variable percentage of excess cash flow; (ii) 100% of the net cash proceeds of non-ordinary course asset sales or other dispositions of property, and 100% of the net cash proceeds from certain insurance and condemnation events with respect to our assets, subject to customary thresholds and reinvestment rights; and (iii) 100% of the net cash proceeds from the issuance or incurrence of debt obligations for borrowed money not permitted by the Second Lien Credit Agreement.
Amendment to Credit Facility
On May 7, 2018, we entered into an amendment to our existing credit facility to permit the Paragon Medical acquisition, to permit the Second Lien Credit Agreement, and to amend certain covenants. We paid $16.7 million of debt issuance costs related to the amendment. A total of $12.9 million is included in the "Loss on extinguishment of debt and write-off of debt issuance costs" line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining $3.8 million is capitalized as a reduction of long-term debt.

Note 11. Restructuring and Integration
The following table summarizes restructuring and integration charges incurred for the three months and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018
	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations	Total
Severance and other employee costs	$—	$—	$1,596	$—	$1,596
Other	(5)	—	—	—	(5)
Total	$(5)	$—	$1,596	$—	$1,591

	Six Months Ended June 30, 2018
	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations	Total
Severance and other employee costs	$—	$—	$1,596	$728	$2,324
Other	22	—	—	—	22
Total	$22	$—	$1,596	$728	$2,346

	Three Months Ended June 30, 2017
	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations	Total
Severance and other employee costs	$6	$—	$—	$—	$6
Total	$6	$—	$—	$—	$6

	Six Months Ended June 30, 2017
	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations	Total
Severance and other employee costs	$17	$—	$—	$—	$17
Total	$17	$—	$—	$—	$17

The following table summarizes restructuring and integration reserve activity for the six months ended June 30, 2018.

	Reserve Balance as of December 31, 2017	Charges	Non-cash Adjustments	Cash Reductions	Reserve Balance as of June 30, 2018
Severance and other employee costs	$—	$2,324	$—	$(252)	$2,072
Site closure and other associated costs	1,099	22	(61)	(740)	320
Total	$1,099	$2,346	$(61)	$(992)	$2,392
We recognized severance costs of $0.7 million in the six months ended June 30, 2018, at corporate headquarters related to the restructuring of our former Precision Engineered Products Group to form the Power Solutions and Life Sciences groups effective January 2, 2018.
We recognized severance costs of $1.6 million in the six months ended June 30, 2018, in our Life Sciences group related to the integration of Paragon Medical into our existing business after the acquisition.
The amount accrued for restructuring and integration costs represents what we expect to pay over the next 2.7 years. We expect to pay $1.1 million within the next twelve months.

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
We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at June 30, 2018, for this matter. There was no material change in the status of this matter from December 31, 2017, to June 30, 2018.
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
Note 13. Revenue from Contracts with Customers
We adopted ASC 606 on January 1, 2018, using the modified retrospective transition method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 while the reported results for 2017 were prepared under the guidance of ASC 605. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our goods and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods. To the extent that transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in management’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.
Revenue is recognized when control of the good or service is transferred to the customer either at a point in time or, in limited circumstances, as our services are rendered over time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or services.

The following tables summarize sales to external customers by major source.

	Six Months Ended June 30, 2018
	Mobile Solutions	Power Solutions	Life Sciences	Intersegment Sales Eliminations	Total
United States	$97,797	$82,052	$78,994	$(1,231)	$257,612
China	23,162	2,444	1,438	—	27,044
Mexico	14,472	6,545	339	—	21,356
Brazil	19,522	50	29	—	19,601
Poland	3,971	18	1	—	3,990
Czech Republic	3,371	—	—	—	3,371
Italy	3,139	109	137	—	3,385
Germany	3,085	7	3,817	—	6,909
Switzerland	2,700	29	1,720	—	4,449
Netherlands	—	1,907	—	—	1,907
Other	6,654	5,341	3,878	—	15,873
Total net sales	$177,873	$98,502	$90,353	$(1,231)	$365,497

	Three Months Ended June 30, 2018
	Mobile Solutions	Power Solutions	Life Sciences	Intersegment Sales Eliminations	Total
United States	$48,142	$41,924	$48,441	$(703)	$137,804
China	11,581	959	1,312	—	13,852
Mexico	7,236	3,348	167	—	10,751
Brazil	9,637	—	29	—	9,666
Poland	1,919	4	1	—	1,924
Czech Republic	1,561	—	—	—	1,561
Italy	1,562	11	137	—	1,710
Germany	1,551	—	3,816	—	5,367
Switzerland	1,294	29	1,720	—	3,043
Netherlands	—	933	—	—	933
Other	3,596	2,612	3,530	—	9,738
Total net sales	$88,079	$49,820	$59,153	$(703)	$196,349
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
We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost-plus-margin approach when an observable price is not available. The expected duration of our contracts is less than one year, and we have elected to apply the practical expedient that allows entities to disregard the effects of financing when the contract length is less than one year. The amount of consideration we receive and the revenue we recognize varies with volume rebates and incentives we offer to our customers. We estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.
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
Other Sources of Revenue
We provide pre-production activities related to engineering efforts to develop molds, dies and machines that are owned by our customers. We may receive advance payments from customers which are deferred until satisfying our performance obligations by compliance with customer-specified milestones, recognizing revenue at a point in time. These contracts generally have an original expected duration of less than one year.
The following table provides information about contract liabilities from contracts with customers.

Deferred Revenue
Balance at January 1, 2018	$2,124
Balance at June 30, 2018	$3,372
The timing of revenue recognition, billings and cash collections results in billed accounts receivable and customer advances and deposits (contract liability) on the Condensed Consolidated Balance Sheet. These contract liabilities are reported on the Condensed Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period as deferred revenue. Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. Changes in the contract liability balances during the three months and six months ended June 30, 2018, were not materially impacted by any other factors. Revenue recognized during the three months and six months ended June 30, 2018, from amounts included in deferred revenue at the beginning of the period for performance obligations satisfied or partially satisfied during the three months and six months ended June 30, 2018, was approximately $0.7 million and $1.0 million, respectively.
Transaction Price Allocated to Future Performance Obligations
ASC 606 requires that we disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2018. The guidance provides certain practical expedients that limit this requirement. Our contracts meet the following practical expedient provided by ASC 606:

•	The performance obligation is part of a contract that has an original expected duration of one year or less.
Costs to Obtain and Fulfill a Contract
Prior to the adoption of ASC 606, we expensed commissions paid to internal sales representatives for obtaining contracts. Under ASC 606, we adopted the practical expedient to recognize commissions paid to internal sales personnel that are incremental to obtaining customer contracts as an expense when incurred since the amortization period is less than one year. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract. Costs to obtain a contract are expensed as selling, general and administrative expense.
Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense.
Financial Statement Impact of Adopting ASC 606
The following table presents the impact of adoption of ASC 606 on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and our Condensed Consolidated Balance Sheet. Differences are due to the acceleration in the recognition of revenue to the point of shipment or delivery for contracts where an unconditional obligation to purchase is present for inventory that was considered in consignment under ASC 605.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Net sales	$196,349	$196,367	$(18)	$365,497	$365,569	$(72)
Cost of sales	148,640	148,631	9	275,084	275,120	(36)
Income (loss) from operations	(292)	(265)	(27)	3,401	3,437	(36)

	As of June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Accounts receivable, net	$147,449	$146,913	$536
Inventories	116,136	116,470	(334)
Note 14. Shared-Based Compensation
The following table lists the components of share-based compensation expense by type of award.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$152	$194	$358	$575
Restricted stock	397	395	856	855
Performance share units	529	477	1,120	788
Share-based compensation	$1,078	$1,066	$2,334	$2,218
Stock Options
During the six months ended June 30, 2018, we granted options to purchase 55,300 shares to certain key employees. The weighted average grant date fair value of the options granted during the six months ended June 30, 2018, was $10.68 per share. The fair value of our options cannot be determined by market value because they are not traded in an open market. Accordingly, we utilized the Black Scholes financial pricing model to estimate the fair value. The following table shows the weighted average assumptions relevant to determining the fair value of stock options granted in 2018.

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
The following table summarizes option activity for the six months ended June 30, 2018.

Options	Shares (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	746	$14.33
Granted	55	24.55
Exercised	(27)	10.15		$274
Outstanding at June 30, 2018	774	$15.21	6.1	$2,861	(1)
Exercisable at June 30, 2018	625	$13.61	5.4	$3,304	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at June 30, 2018.
Restricted Stock
During the six months ended June 30, 2018, we granted 86,516 restricted stock awards to non-executive directors, officers and certain other key employees. The shares of restricted stock granted during the six months ended June 30, 2018, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. We determined the fair value of the shares awarded by using the closing price of our common stock as of the date of grant. The weighted average grant date value of restricted stock granted in the six months ended June 30, 2018, was $24.55 per share. Total grant-date fair value of restricted stock that vested in the six months ended June 30, 2018, was $1.8 million.
The following table summarizes the status of unvested restricted stock awards as of June 30, 2018, and changes during the six months then ended.

	Nonvested Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2018	152	$19.21
Granted	87	$24.55
Vested	(92)	$19.76
Nonvested at June 30, 2018	147	$22.02

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

The following table summarizes the status of unvested PSU awards as of June 30, 2018, and changes during the six months then ended.

	Nonvested TSR Awards		Nonvested ROIC Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2018	130	$16.60	136	$16.27
Granted	55	$24.65	55	$24.55
Forfeited	(11)	$15.12	(12)	$15.49
Nonvested at June 30, 2018	174	$18.90	179	$18.63
Note 15. Net Income (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loss from continuing operations	$(24,511)	$(26,374)	$(30,494)	$(24,481)
Income from discontinued operations, net of tax (Note 2)	—	5,236	—	10,754
Net loss	$(24,511)	$(21,138)	$(30,494)	$(13,727)
Weighted average shares outstanding	27,696	27,468	27,632	27,358
Effect of dilutive stock options	—	—	—	—
Diluted shares outstanding	27,696	27,468	27,632	27,358
Basic loss from continuing operations per share	$(0.89)	$(0.96)	$(1.10)	$(0.89)
Basic income from discontinued operations per share	—	0.19	—	0.39
Basic net loss per share	$(0.89)	$(0.77)	$(1.10)	$(0.50)
Diluted loss from continuing operations per share	$(0.89)	$(0.96)	$(1.10)	$(0.89)
Diluted income from discontinued operations per share	—	0.19	—	0.39
Diluted net loss per share	$(0.89)	$(0.77)	$(1.10)	$(0.50)
The calculations of diluted loss from continuing operations per share for the three-month periods ended June 30, 2018 and 2017, exclude 0.8 million and 0.9 million potentially dilutive stock options, which had the effect of being anti-dilutive. The calculations of diluted loss from continuing operations per share for the six-month periods ended June 30, 2018 and 2017, excluded 0.8 million and 0.9 million potentially dilutive stock options, which had the effect of being anti-dilutive. Given the loss from continuing operations for the three-month periods and six-month periods ended June 30, 2018 and 2017, all options are considered anti-dilutive and were excluded from the calculation of diluted loss from continuing operations per share.
Note 16. Fair Value Measurements
Fair value is an exit price representing the expected amount that an entity would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date. We followed consistent methods and assumptions to estimate fair values as more fully described in the 2017 Annual Report.

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. As of June 30, 2018, the carrying values of these financial instruments approximated fair value. The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. As of June 30, 2018, we had no fixed-rate debt outstanding.
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

Note 17. Prior Periods’ Financial Statement Revision
The following tables present the effect of the correction of misstatements that impacted each of the periods presented below, as further described in Note 1, and the related adjustments to reflect the revision on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Also, as further described in Note 2, due to the disposition of the PBC Business and the related discontinued operations treatment, the tables below present separately the impact of the correction of the misstatements as well as the effect of recasting the prior periods for discontinued operations.

	Six Months Ended June 30, 2017
	As Originally Reported	Adjustment	Discontinued Operations	As Revised
Cost of sales (exclusive of depreciation and amortization shown separately below)	$332,994	$485	$(104,485)	$228,994
Selling, general and administrative expense	44,530	(764)	(9,121)	34,645
Depreciation and amortization	31,468	265	(6,111)	25,622
Other operating income	—	(270)	—	(270)
Income from operations	42,751	284	(16,541)	26,494
Other (income) expense, net	(79)	(340)	(18)	(437)
Loss from continuing operations before benefit for income taxes and share of net income from joint venture	(24,187)	624	(16,335)	(39,898)
Benefit for income taxes	7,128	(229)	5,581	12,480
Loss from continuing operations	(14,122)	395	(10,754)	(24,481)
Income from discontinued operations, net of tax (Note 2)			10,754	10,754
Net loss	$(14,122)	$395		$(13,727)
Other comprehensive loss:
Foreign currency translation gain	14,244	372		14,616
Other comprehensive income	14,244	372		14,616
Comprehensive income	$122	$767		$889
Basic net loss per share	$(0.52)	$0.01		$(0.50)
Diluted net loss per share	$(0.52)	$0.01		$(0.50)

	Three Months Ended June 30, 2017
	As Originally Reported	Adjustment	Discontinued Operations	As Revised
Selling, general and administrative expense	$23,036	$(264)	$(4,768)	$18,004
Depreciation and amortization	15,900	253	(3,102)	13,051
Other operating income	—	(270)	—	(270)
Income from operations	20,593	281	(8,232)	12,642
Other (income) expense, net	645	(340)	(20)	285
Loss from continuing operations before benefit for income taxes and share of net income from joint venture	(32,201)	621	(8,141)	(39,721)
Benefit for income taxes	9,428	(230)	2,905	12,103
Loss from continuing operations	(21,529)	391	(5,236)	(26,374)
Income from discontinued operations, net of tax (Note 2)			5,236	5,236
Net loss	$(21,529)	$391		$(21,138)
Other comprehensive loss:
Foreign currency translation gain	9,240	271		9,511
Other comprehensive income	9,240	271		9,511
Comprehensive loss	$(12,289)	$662		$(11,627)
Basic net loss per share	$(0.78)	$0.01		$(0.77)
Diluted net loss per share	$(0.78)	$0.01		$(0.77)

The following table presents the effect of the correction of the misstatements and reclassifications to conform to the current period's presentation on our Condensed Consolidated Statement of Cash Flows.

	Six Months Ended June 30, 2017
	As Originally Reported	Adjustment	Reclasses (1)	As Revised
Cash flows from operating activities
Net loss	$(14,122)	$395		$(13,727)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	31,468	265		31,733	(2)
Gain on disposals or property, plant and equipment	(268)		268	—
Loss on extinguishment of debt and write-off of debt issuance costs	8,054		31,585	39,639
Other	638	(268)	(268)	102
Changes in operating assets and liabilities:
Income taxes receivable	(10,841)	229		(10,612)
Other	(7,247)	(889)		(8,136)
Net cash provided by (used by) operating activities	(15,552)	(268)	31,585	15,765
Cash flows from investing activities
Proceeds from disposals of property, plant and equipment	356	—	(356)	—
Other	—	268	356	624
Net cash provided by (used by) investing activities	(20,302)	268	—	(20,034)
Cash flows from financing activities
Cash paid for debt issuance or prepayment costs	(6,545)		(31,585)	(38,130)
Proceeds from issuance of stock and exercise of stock options	2,592		(2,592)	—
Shares withheld to satisfy income tax withholding	(413)		413	—
Principal payments on capital leases	(2,059)		2,059	—
Other	—		120	120
Net cash provided by (used by) financing activities	39,762		(31,585)	8,177

(1)
Includes the reclassification of prior period amounts to reflect current period presentation, including the addition of the income taxes payable (receivable) line, the adoption of ASU 2016-15, and condensing immaterial amounts.

(2)
Depreciation and amortization of $6.1 million is included in income from discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NN, Inc., is a global diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for the medical, aerospace and defense, electrical, automotive and general industrial markets. As used in this Quarterly Report on Form 10-Q, the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries. As of June 30, 2018, we had 51 facilities in North America, Europe, South America and China.
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
Results of Operations

Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the six months ended June 30, 2018, that management believes are important to provide an understanding of the business and results of operations.
Management Structure
In January 2018, we implemented a new enterprise and management structure designed to accelerate growth and further balance our portfolio by aligning our strategic assets and businesses. Our businesses were reorganized into the Mobile Solutions, Power Solutions, and Life Sciences groups and are based principally on the end markets they serve. The Autocam Precision Components Group reported in our historical financial statements was renamed as Mobile Solutions. Mobile Solutions is focused on growth in the general industrial and automotive end markets. The Precision Engineered Products Group reported in our historical financial statements was bifurcated into two new groups – Power Solutions and Life Sciences. Power Solutions is focused on growth in the electrical and aerospace and defense end markets. Life Sciences is focused on growth in the medical end market. In the first quarter of 2018, we began reporting our financial results based on these new reportable segments. Prior year amounts have been revised to confirm to the current year presentation.
Prior Periods’ Financial Statement Revision
Certain prior period amounts have been revised to reflect the impact of corrections of misstatements and to correct the timing of previously recorded out-of-period adjustments. Refer to Note 1 and Note 17 in the Notes to Condensed Consolidated Financial Statements for more information.
Life Sciences Acquisitions
On May 7, 2018, we acquired 100% of the stock of PMG Intermediate Holding Corporation, the parent company of Paragon Medical, Inc. (“Paragon Medical”) for a base purchase price of $375.0 million in cash, subject to certain adjustments. After estimated working capital and other closing adjustments, the cash purchase price was approximately $391.0 million which included $13.4 million in cash acquired. We paid cash of $392.2 million and recorded a receivable of approximately $1.3 million in other current assets for the balance. For accounting purposes, Paragon Medical meets the definition of a business and has been accounted for as a business combination. Paragon Medical is a medical device manufacturer which focuses on the orthopedic, case and tray, implant and instrument markets. This acquisition continues our strategic focus to expand our Life Sciences portfolio as well as create a balanced business by diversifying our products and finished device offerings. Operating results of Paragon Medical are reported prospectively from the date of acquisition in our Life Sciences group. We have performed a preliminary assessment of the opening balance sheet and purchase price allocation which is subject to completion of working capital adjustments and fair value estimates. Opening balance sheet deferred taxes have been recorded based on estimates made as of the acquisition date as well as information currently available to management. As estimates are refined and additional information is received throughout the measurement period, adjustments to opening deferred taxes will be recorded with an offsetting adjustment to goodwill. In connection with the closing of the Paragon Medical acquisition, we entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) for a $200.0 million secured second lien term loan facility (the “Second Lien Facility”). We utilized the net proceeds from the Second Lien Facility, together with cash on hand, to pay the Paragon Medical purchase price and fees and expenses related to the acquisition. We also entered into an amendment to our existing credit facility to permit the Paragon Medical acquisition, to permit the Second Lien Credit Agreement, and to amend certain covenants.
On February 22, 2018, we completed the acquisition of 100% of the assets of Bridgemedica, LLC (“Bridgemedica”). For accounting purposes, Bridgemedica meets the definition of a business and has been accounted for as a business combination. Bridgemedica is a medical device company that provides concept to supply solutions through design, development engineering and manufacturing. Operating results of Bridgemedica are reported prospectively in our Life Sciences group after the acquisition date. We have finalized certain working capital adjustments and are in the process of completing the integration of the Bridgemedica business into our operations.
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
In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the operating results of the PBC Business for the three and six months ended June 30, 2017, are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations, net of tax, as one line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All historical Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation. Accordingly, results of the PBC Business have been excluded from continuing operations and group results for all periods presented in the condensed consolidated financial statements and the accompanying notes unless otherwise stated. Refer to Note 2 in the Notes to Condensed Consolidated Financial Statements for more information.
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
At December 31, 2017, we made an estimate of the effects on the one-time transition tax and included this in our provisional amount. The ultimate impact could possibly differ materially from this provisional amount due to, among other things, additional analysis, changes in interpretations and assumptions we have made, and additional interpretive regulatory guidance that may be issued. In accordance with Staff Accounting Bulletin No. 118, we may record additional provisional amounts during a measurement period not to extend beyond one year of the enactment date of the Tax Act. The accounting is expected to be complete when our 2017 U.S. corporate income tax return is filed in 2018, and any measurement period adjustments will be recognized as income tax expense or benefit in 2018. As of June 30, 2018, no changes are expected to be made to this estimate.

Three Months Ended June 30, 2018, Compared to the Three Months Ended June 30, 2017
Overall Consolidated Results

	Three Months Ended June 30,
	2018	2017	$ Change
Net sales	$196,349	$157,947	$38,402
Acquisitions				$37,157
Volume				3,445
Foreign exchange effects				309
Price/mix/inflation/other				(2,509)
Cost of sales (exclusive of depreciation and amortization shown separately below)	148,640	114,514	34,126
Acquisitions				$29,413
Volume				2,528
Foreign exchange effects				308
Cost reduction projects				(1,849)
Mix/inflation/other				3,726
Selling, general and administrative expense	26,641	18,004	8,637
Acquisition related costs excluded from selling, general and administrative expense	3,437	—	3,437
Depreciation and amortization	16,258	13,051	3,207
Other operating expense (income)	74	(270)	344
Restructuring and integration expense	1,591	6	1,585
Income (loss) from operations	(292)	12,642	(12,934)
Interest expense	15,988	12,338	3,650
Loss on extinguishment of debt and write-off of debt issuance costs	12,938	39,639	(26,701)
Derivative loss on change in interest rate swap fair value	—	101	(101)
Other (income) expense, net	1,887	285	1,602
Loss from continuing operations before benefit for income taxes and share of net income from joint venture	(31,105)	(39,721)	8,616
Benefit for income taxes	5,947	12,103	(6,156)
Share of net income from joint venture	647	1,244	(597)
Loss from continuing operations	(24,511)	(26,374)	1,863
Income from discontinued operations, net of tax	—	5,236	(5,236)
Net loss	$(24,511)	$(21,138)	$(3,373)
Net Sales. Net sales increased by $38.4 million, or 24%, in the second quarter of 2018 compared to the second quarter of 2017 primarily due to $37.2 million of net sales attributable to the Paragon Medical, Bridgemedica, and Vandalia businesses acquired in our Life Sciences group. Higher volumes contributed another $3.4 million to the increase primarily as a result of demand improvements within the automotive end market. Overall, from the three months ended June 30, 2017, to the three months ended June 30, 2018, net sales increased by $1.4 million for our Mobile Solutions group, increased by $1.1 million for our Power Solutions group, and increased by $36.0 million for our Life Sciences group, respectfully. In the three months ended June 30, 2018 and 2017, sales of $0.7 million and $0.6 million, respectively, between our Power Solutions and Life Sciences groups were eliminated in consolidation.
Cost of Sales. The increase in cost of sales was primarily due to $29.4 million in cost of sales attributable to the Paragon Medical, Bridgemedica, and Vandalia acquisitions, including $3.4 million for a one-time increase in cost of sales for inventory fair value adjustment for Paragon Medical. Higher volumes also contributed $2.5 million to the increase, consistent with the increase in sales demand. Increases were partially offset by $1.8 million in cost savings from production process improvement projects.
Selling, General and Administrative Expense. The majority of the increase in selling, general and administrative expense during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was due to infrastructure and staffing costs incurred related to our strategic initiatives, including integration of recent acquisitions and a global implementation of an enterprise resource planning (“ERP”) system. The Paragon Medical, Bridgemedica, and Vandalia businesses contributed $1.5 million to selling, general and administrative expense during the three months ended June 30, 2018, which was not present during the three months ended June 30, 2017, prior to the acquisitions.
Acquisition Related Costs Excluded from Selling, General and Administrative. Acquisition related costs are primarily third party legal, accounting, valuation consulting and investment banking advisory fees incurred in connection with the Life Sciences acquisitions.
Depreciation and Amortization. The increase in depreciation and amortization during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was consistent with additions to intangible assets and property, plant and equipment, including $2.8 million from the Paragon Medical, Bridgemedica, and Vandalia businesses. This additional depreciation and amortization includes the related fair value adjustments to certain property, plant and equipment and the addition of intangible assets, principally for customer relationships and trade names.
Restructuring and Integration Expense. The increase in restructuring and integration expense was primarily due to employee severance costs incurred in connection with the Paragon Medical acquisition. Note 11 in the Notes to Condensed Consolidated Financial Statements provides more information regarding the effects of restructuring and integration on our operating results.
Interest Expense. Interest expense increased by $3.7 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to interest on the Second Lien Facility which was not in place during the three months ended June 30, 2017, and bears interest at a higher rate than our existing credit facility. This increase was partially offset by further interest savings resulting from the refinancing of the Senior Secured Term Loan and the Incremental Term Loan on November 24, 2017.

	Three Months Ended June 30,
	2018	2017
Interest on debt	$14,875	$11,451
Amortization of debt issuance costs	1,225	914
Interest on capital leases and other	141	256
Capitalized interest (1)	(253)	(283)
Total interest expense	$15,988	$12,338

(1)	Capitalized interest primarily relates to equipment construction efforts at various plants.
Loss on Extinguishment of Debt and Write-off of Unamortized Debt Issuance Costs. The $12.9 million write-off in 2018 resulted from costs related to the Second Lien facility and the amendment to the existing credit facility. The $39.6 million write-off in 2017 resulted from the extinguishment of our Senior Notes and modification of our credit facility on April 3, 2017.
Benefit for Income Taxes. Our effective tax rate from continuing operations was 19.1% for the three months ended June 30, 2018, compared to 30.5% for the three months ended June 30, 2017. Note 9 in the Notes to Condensed Consolidated Financial Statements describes the components of income taxes for each period presented.
Share of Net Income from Joint Venture. Our share of net income from a Chinese joint venture in our Mobile Solutions group decreased by $0.6 million. The joint venture’s net income decreased primarily due to price and volume decreases and increased raw material costs.
Results by Group
MOBILE SOLUTIONS
Mobile Solutions is focused on growth in the general industrial and automotive end markets. We have developed an expertise in manufacturing highly complex, system critical components for fuel systems, engines and transmissions, power steering systems and electromechanical motors on a high-volume basis. This expertise has been gained through investment in technical capabilities, processes and systems, and skilled program management and product launch capabilities.

	Three Months Ended June 30,
	2018	2017	$ Change
Net sales	$88,079	$86,658	$1,421
Volume				$2,363
Foreign exchange effects				263
Price/mix/inflation/other				(1,205)

Income from operations	$7,380	$10,688	$(3,308)
Net sales increased during the second quarter of 2018 from the second quarter of 2017 due to market demand improvements for our steering systems application components resulting from an industry shift from hydraulics to electric-assist steering systems technology. We are realizing the indirect benefits of our customers taking an increasing portion of market share. Also, as the Brazilian economy improves, demand for automotive products is increasing. These volume increases were partially offset by price reductions granted to our customers.
Income from operations decreased by $3.3 million compared to prior year due to various factors including higher start-up costs related to new product launches, lower pricing as noted above, and higher depreciation and lease expenses. These factors were partially offset by implementation of cost savings initiatives and the beneficial impact of higher production volumes.
POWER SOLUTIONS
Power Solutions is focused on growth in the electrical, and aerospace and defense end markets. Within this group we combine materials science expertise with advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal and plastic components, assemblies and finished devices used in applications ranging from power control to flight control and for military devices.
We manufacture a variety of products including electrical contacts, connectors, contact assemblies and precision stampings for the electrical end market and high precision products for the aerospace and defense end markets utilizing our extensive process technologies for optical grade plastics, thermally conductive plastics, titanium, Inconel, magnesium and electroplating.

	Three Months Ended June 30,
	2018	2017	$ Change
Net sales	$49,820	$48,734	$1,086
Volume				$1,050
Foreign exchange effects				46
Price/mix/inflation/other				(10)

Income from operations	$6,000	$6,819	$(819)
Net sales increased during the second quarter of 2018 from the second quarter of 2017 primarily due to growth in the electrical products business.
Income from operations decreased by $0.8 million primarily due to a shift in product mix toward higher cost raw materials, such as precious metals used in power control products, and investments in the development of new products that we are preparing to launch in the aerospace end market later in 2018. Higher sales volumes partially offset these increased costs.

LIFE SCIENCES
Life Sciences is focused on growth in the medical end market. Within this group we combine advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal and plastic components, assemblies and finished devices.
We manufacture a variety of components, assemblies and instruments, such as surgical knives, bioresorbable implants, surgical staples, cases and trays, orthopedic implants and tools, laparoscopic devices, and drug delivery devices for the medical and life sciences end market.

	Three Months Ended June 30,
	2018	2017	$ Change
Net sales	$59,153	$23,114	$36,039
Acquisitions				$37,157
Volume				32
Foreign exchange effects				—
Price/mix/inflation/other				(1,150)

Income from operations	$2,041	$3,798	$(1,757)
Net sales increased during the second quarter of 2018 from the second quarter of 2017 primarily due to $37.2 million of net sales attributable to the Paragon Medical, Bridgemedica, and Vandalia acquisitions.
Income from operations decreased by $1.8 million primarily due to $3.4 million in cost of sales for inventory fair value adjustment at Paragon Medical, acquisition related restructuring and integration costs, and other costs of establishing the Life Sciences Group.

Six Months Ended June 30, 2018, Compared to the Six Months Ended June 30, 2017
Overall Consolidated Results

	Six Months Ended June 30,
	2018	2017	$ Change
Net sales	$365,497	$315,502	$49,995
Acquisitions				$46,139
Volume				4,710
Foreign exchange effects				2,522
Price/mix/inflation/other				(3,376)
Cost of sales (exclusive of depreciation and amortization shown separately below)	275,084	228,994	46,090
Acquisitions				$36,711
Volume				3,675
Foreign exchange effects				1,946
Cost reduction projects				(5,404)
Mix/inflation/other				9,162
Selling, general and administrative expense	48,818	34,645	14,173
Acquisition related costs excluded from selling, general and administrative expense	5,213	—	5,213
Depreciation and amortization	30,539	25,622	4,917
Other operating expense (income)	96	(270)	366
Restructuring and integration expense	2,346	17	2,329
Income from operations	3,401	26,494	(23,093)
Interest expense	27,984	27,177	807
Loss on extinguishment of debt and write-off of debt issuance costs	12,938	39,639	(26,701)
Derivative loss on change in interest rate swap fair value	—	13	(13)
Other (income) expense, net	1,574	(437)	2,011
Loss from continuing operations before benefit for income taxes and share of net income from joint venture	(39,095)	(39,898)	803
Benefit for income taxes	7,123	12,480	(5,357)
Share of net income from joint venture	1,478	2,937	(1,459)
Loss from continuing operations	(30,494)	(24,481)	(6,013)
Income from discontinued operations, net of tax (Note 2)	—	10,754	(10,754)
Net loss	$(30,494)	$(13,727)	$(16,767)
Net Sales. Net sales increased by $50.0 million, or 16%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to $46.1 million of net sales attributable to the Paragon Medical, Bridgemedica, and Vandalia businesses acquired in our Life Sciences group. Higher volumes contributed another $4.7 million to the increase primarily as a result of demand improvements within the automotive end market. Overall, from the six months ended June 30, 2017, to the six months ended June 30, 2018, net sales increased by $4.8 million for our Mobile Solutions group, increased by $1.3 million for our Power Solutions group, and increased by $44.1 million for our Life Sciences group, respectfully. In the six months ended June 30, 2018 and 2017, sales of $1.2 million and $1.0 million, respectively, between our Power Solutions and Life Sciences groups were eliminated in consolidation.
Cost of Sales. The increase in cost of sales was primarily due to $36.7 million in cost of sales attributable to the Paragon Medical, Bridgemedica, and Vandalia acquisitions, including $3.4 million for a one-time increase in cost of sales for inventory fair value adjustment for Paragon Medical. Higher volumes also contributed $3.7 million to the increase, consistent with the increase in sales demand. Increases were partially offset by $5.4 million in cost savings from production process improvement projects.

Selling, General and Administrative Expense. The majority of the increase in selling, general and administrative expense during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due to infrastructure and staffing costs incurred related to our strategic initiatives, including integration of recent acquisitions and a global implementation of an enterprise resource planning (“ERP”) system. The Paragon Medical, Bridgemedica, and Vandalia businesses contributed $2.0 million to selling, general and administrative expense during the six months ended June 30, 2018, which was not present during the six months ended June 30, 2017, prior to the acquisitions.
Acquisition Related Costs Excluded from Selling, General and Administrative. Acquisition related costs are primarily third party legal, accounting, valuation consulting and investment banking advisory fees incurred in connection with the Life Sciences acquisitions.
Depreciation and Amortization. The increase in depreciation and amortization during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was consistent with additions to intangible assets and property, plant and equipment, including $3.5 million from the Paragon Medical, Bridgemedica, and Vandalia businesses. This additional depreciation and amortization includes the related step-ups of certain property, plant and equipment to fair value and the addition of intangible assets, principally for customer relationships and trade names.
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
Interest Expense. Interest expense increased by $0.8 million during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to interest on the Second Lien Facility which was not in place during the six months ended June 30, 2017, and bears interest at a higher rate than our existing credit facility. This increase was partially offset by the redemption of our Senior Notes on April 3, 2017, with the proceeds of our Incremental Term Loan, which bears an interest rate based on LIBOR which is lower than the 10.25% fixed interest rate on the Senior Notes. Further interest savings resulted from the refinancing of the Senior Secured Term Loan and the Incremental Term Loan on November 24, 2017.

	Six Months Ended June 30,
	2018	2017
Interest on debt	$25,839	$25,098
Amortization of debt issuance costs	2,313	2,153
Interest on capital leases and other	290	570
Capitalized interest (1)	(458)	(644)
Total interest expense	$27,984	$27,177

(1)	Capitalized interest primarily relates to equipment construction efforts at various plants.
Loss on Extinguishment of Debt and Write-off of Unamortized Debt Issuance Costs. The $12.9 million write-off in 2018 resulted from costs related to the Second Lien facility and the amendment to the existing credit facility. The $39.6 million write-off in 2017 resulted from the extinguishment of our Senior Notes and modification of our credit facility on April 3, 2017.
Benefit for Income Taxes. Our effective tax rate from continuing operations was 18.2% for the six months ended June 30, 2018, compared to 31.3% for the six months ended June 30, 2017. Note 9 in the Notes to Condensed Consolidated Financial Statements describes the components of income taxes for each period presented.
Share of Net Income from Joint Venture. Our share of net income from a Chinese joint venture in our Mobile Solutions group decreased by $1.5 million. The joint venture’s net income decreased primarily due to price decreases and increased raw material costs.
Results by Group
MOBILE SOLUTIONS
Mobile Solutions is focused on growth in the general industrial and automotive end markets. We have developed an expertise in manufacturing highly complex, system critical components for fuel systems, engines and transmissions, power steering systems and electromechanical motors on a high-volume basis. This expertise has been gained through investment in technical capabilities, processes and systems, and skilled program management and product launch capabilities.

	Six Months Ended June 30,
	2018	2017	$ Change
Net sales	$177,873	$173,104	$4,769
Volume				$4,750
Foreign exchange effects				2,429
Price/mix/inflation/other				(2,410)

Income from operations	$17,165	$21,289	$(4,124)
Net sales increased during the six months ended June 30, 2018, from the six months ended June 30, 2017, due to market demand improvements for our steering systems application components resulting from an industry shift from hydraulics to electric-assist steering systems technology. We are realizing the indirect benefits of our customers taking an increasing portion of market share. Also, as the Brazilian economy improves, demand for automotive products is increasing. These volume increases were partially offset by price reductions granted to our customers.
Income from operations decreased by $4.1 million compared to prior year due to higher start-up costs related to new product launches, lower pricing as noted above, and higher depreciation and lease expenses. These factors were partially offset by implementation of cost savings initiatives and the beneficial impact of higher production volumes.
POWER SOLUTIONS
Power Solutions is focused on growth in the electrical, and aerospace and defense end markets. Within this group we combine materials science expertise with advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal and plastic components, assemblies and finished devices used in applications ranging from power control to flight control and for military devices.
We manufacture a variety of products including electrical contacts, connectors, contact assemblies and precision stampings for the electrical end market and high precision products for the aerospace and defense end markets utilizing our extensive process technologies for optical grade plastics, thermally conductive plastics, titanium, Inconel, magnesium and electroplating.

	Six Months Ended June 30,
	2018	2017	$ Change
Net sales	$98,502	$97,158	$1,344
Volume				$1,251
Foreign exchange effects				93
Price/mix/inflation/other				—

Income from operations	$11,233	$13,614	$(2,381)
Net sales increased during the six months ended June 30, 2018, from the six months ended June 30, 2017, primarily due to growth in the electrical products business.
Income from operations decreased by $2.4 million primarily due to a shift in product mix toward higher cost raw materials, such as precious metals used in power control products, and investments in the development of new products that we are preparing to launch in the aerospace end market later in 2018.

LIFE SCIENCES
Life Sciences is focused on growth in the medical end market. Within this group we combine advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal and plastic components, assemblies and finished devices.

We manufacture a variety of components, assemblies and instruments, such as surgical knives, bioresorbable implants, surgical staples, cases and trays, orthopedic implants and tools, laparoscopic devices, and drug delivery devices for the medical and life sciences end market.

	Six Months Ended June 30,
	2018	2017	$ Change
Net sales	$90,353	$46,243	$44,110
Acquisitions				$46,139
Volume				(1,291)
Foreign exchange effects				—
Price/mix/inflation/other				(738)

Income from operations	$6,245	$7,420	$(1,175)
Net sales increased during the six months ended June 30, 2018, from the six months ended June 30, 2017, primarily due to $46.1 million of net sales attributable to the Paragon Medical, Bridgemedica, and Vandalia acquisitions, partially offset by a $1.3 million reduction in core volume which was attributable to a single customer.
Income from operations decreased by $1.2 million primarily due to $3.4 million in cost of sales for inventory fair value adjustment at Paragon Medical, acquisition related restructuring and integration costs, other costs associated with establishing the Life Sciences Group, and lower core volume as noted above.
Changes in Financial Condition from December 31, 2017, to June 30, 2018
From December 31, 2017, to June 30, 2018, total assets increased by $286.1 million primarily due to assets acquired with the Paragon Medical and Bridgemedica businesses which had $466.4 million of total assets as of June 30, 2018. Paragon Medical and Bridgemedica contributed $165.5 million to the increase in goodwill and $169.9 million to intangible assets. Overall, accounts receivable increased consistently with sales growth. Inventories increased as our plants satisfy customer demand. Days inventory outstanding increased slightly by approximately two days due to normal seasonal inventory building activity. Partially offsetting these increases was a $201.2 million decrease in cash to fund the Paragon Medical and Bridgemedica acquisitions and capital expenditures as well as working capital needs.
From December 31, 2017, to June 30, 2018, total liabilities increased by $328.9 million, primarily related to new debt used to partially finance the Paragon Medical acquisition. Paragon Medical and Bridgemedica contributed $63.8 million to the increase in total liabilities.
Working capital, which consists principally of cash, accounts receivable, inventories and other current assets offset by accounts payable, accrued payroll costs, income taxes payable, current maturities of long-term debt, and other current liabilities, was $224.5 million as of June 30, 2018, compared to $368.9 million as of December 31, 2017. The decrease in working capital was due primarily to the decrease in cash used to fund acquisitions and capital expenditures.
Cash used by operations was $19.4 million for the six months ended June 30, 2018, compared with cash provided by operations of $15.8 million for the six months ended June 30, 2017. The difference was primarily due to the decrease in income from operations. The components of the decrease in income from operations are discussed in the “Results of Operations” section. Additionally, cash provided by operating activities for discontinued operations was $8.7 million for the six months ended June 30, 2017, and was not present in the six months ended June 30, 2018.
Cash used by investing activities was $421.7 million for the six months ended June 30, 2018, compared with cash used by investing activities of $20.0 million for the six months ended June 30, 2017. The difference was primarily due to cash paid for the Paragon Medical and Bridgemedica acquisitions and capital expenditures. Cash used by investing activities for discontinued operations was $5.2 million for the six months ended June 30, 2017.
Cash provided by financing activities was $240.7 million for the six months ended June 30, 2018, compared with cash provided by financing activities of $8.2 million for the six months ended June 30, 2017. The difference was primarily due to proceeds from the new debt facility used to partially finance the Paragon Medical acquisition.

Liquidity and Capital Resources
Aggregate principal amounts outstanding under the Senior Secured Term Loan, the Incremental Term Loan, the Senior Secured Revolver, and the Second Lien Facility as of June 30, 2018, were $1,087.2 million (without regard to debt issuance costs). As of June 30, 2018, we could borrow up to $29.6 million under the Senior Secured Revolver, subject to certain limitations. This amount of availability is net of $2.4 million of outstanding letters of credit at June 30, 2018, which are considered as usage of the Senior Secured Revolver.
Collectively, our Senior Secured Term Loan, Incremental Term Loan, and Senior Secured Revolver comprise our credit facility. Our credit facility is subject to certain financial covenants based on a consolidated net leverage ratio, as defined in the credit facility agreement. The financial covenants are effective when we have outstanding amounts drawn on our Senior Secured Revolver on the last day of any fiscal quarter and become more restrictive over time. We had $68.0 million outstanding balance on the Senior Secured Revolver as of June 30, 2018, and were in compliance with all covenants under our credit facility and expect to be in compliance with all covenants through June 30, 2019.
The Senior Secured Term Loan requires quarterly principal payments of $1.4 million through October 19, 2022, with the remaining principal amount due on the maturity date. If one-month LIBOR is less than 0.75%, then we pay 4.50% per annum in interest. If one-month LIBOR exceeds 0.75%, then we pay the variable one-month LIBOR rate plus an applicable margin of 3.75%. Based on the outstanding balance at June 30, 2018, annual interest payments would have been $31.2 million.
The Incremental Term Loan requires quarterly principal payments of $3.0 million through April 3, 2021, with the remaining principal amount due on the maturity date. Based on the outstanding balance at June 30, 2018, annual interest payments would have been $15.2 million.
The Senior Secured Revolver bears interest at a rate of one-month LIBOR plus an applicable margin of 3.50%. Based on the outstanding balance at June 30, 2018, annual interest payments would have been $3.8 million. In connection with the closing of the Paragon Medical acquisition on May 7, 2018, we entered into an amendment to our existing credit facility to permit the Paragon Medical acquisition, to permit the Second Lien Credit Agreement, and to amend certain covenants.
We entered into the $200.0 million Second Lien Facility on May 7, 2018, to partially fund the Paragon Medical acquisition. The Second Lien Facility matures on April 19, 2023. The Second Lien Facility bears interest at a rate of one-month LIBOR plus an applicable margin of 8.00%. Based on the outstanding balance at June 30, 2018, annual interest payments would have been $20.2 million. We may voluntarily prepay outstanding loans under the Second Lien Facility, in whole or in part without premium or penalty at any time on or after May 7, 2020. We are subject to a prepayment penalty of 2% of the amount of such loans that we prepay before May 7, 2019. If we prepay any outstanding loans after May 7, 2019, but prior to May 7, 2020, we are subject to a prepayment penalty of 1% of the amount prepaid. The Second Lien Credit Agreement requires us to prepay outstanding loans, subject to certain exceptions, with: (i) a variable percentage of excess cash flow; (ii) 100% of the net cash proceeds of non-ordinary course asset sales or other dispositions of property, and 100% of the net cash proceeds from certain insurance and condemnation events with respect to our assets, subject to customary thresholds and reinvestment rights; and (iii) 100% of the net cash proceeds from the issuance or incurrence of debt obligations for borrowed money not permitted by the Second Lien Credit Agreement.
We believe that funds generated from our consolidated continuing operations and existing cash will provide sufficient cash flow to service the required debt and interest payments under our existing credit facility. The absence of cash flows from discontinued operations is not expected to significantly affect our ability to service our debt.
Our arrangements with customers typically provide that payments are due within 30 to 60 days following the date of shipment. We invoice and receive payment from many of our customers in euros as well as other currencies. Additionally, we are party to various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. As a result of these sales, loans, payables and receivables, our foreign exchange transaction and translation risk is elevated. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. As of June 30, 2018, no currency derivatives were in place. In addition, a strengthening of the U.S. dollar and/or euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.
For the next twelve months, we expect capital expenditures to remain relatively consistent, the majority of which relate to new or expanded business or continuous improvement programs. We believe that funds generated from continuing operations and borrowings from the credit facility will be sufficient to finance capital expenditures and working capital needs through this period. The absence of cash flows from discontinued operations is not expected to significantly affect our ability to finance capital expenditures or working capital needs. We base these assertions on current availability for borrowing of up to $29.6 million and forecasted positive cash flow from continuing operations for the next twelve months.
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
Critical Accounting Policies
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2017 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2017 Annual Report. There have been no changes to these policies during the six months ended June 30, 2018, except as discussed in Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
At June 30, 2018, we had $534.3 million of principal outstanding under the variable rate Senior Secured Term Loan, without regard to debt issuance costs. At June 30, 2018, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Senior Secured Term Loan would result in interest expense increasing annually by approximately $5.3 million.
At June 30, 2018, we had $285.0 million of principal outstanding under the Incremental Term Loan, without regard to debt issuance costs. At June 30, 2018, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Incremental Term Loan would result in interest expense increasing annually by approximately $2.9 million.
At June 30, 2018, we had $68.0 million of principal outstanding under the Senior Secured Revolver, without regard to debt issuance costs. At June 30, 2018, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Senior Secured Revolver would result in interest expense increasing annually by approximately $0.7 million.
At June 30, 2018, we had $200.0 million of principal outstanding under the Second Lien Facility, without regard to debt issuance costs. At June 30, 2018, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Second Lien Facility would result in interest expense increasing annually by approximately $2.0 million.
Our policy is to manage interest expense using a mix of fixed and variable rate debt. To manage this mix effectively, we may enter into interest rate swaps to exchange the difference between fixed and variable interest amounts. The nature and amount of borrowings may vary as a result of future business requirements, market conditions and other factors. As of June 30, 2018, we had no interest rate swaps.
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We participate in various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. From time to time, we may use foreign currency derivatives to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency derivatives as of June 30, 2018.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
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
Remediation Plan for Material Weaknesses
Building on our efforts during 2016 and 2017, with the oversight of the Audit Committee of our Board of Directors, we continue to dedicate significant resources and efforts to improve our control environment and to take steps to remediate the material weaknesses identified above. During the second quarter, we completed our gap analysis of our business combinations and income taxes processes supporting internal control over financial reporting to identify areas where new controls are needed and where existing controls need to be enhanced. Based on that analysis, we developed a comprehensive workplan for remediation of the four material weaknesses. This workplan includes detailed process by process work flows with completion dates and responsible parties. We regularly track our progress on completion of the workplan and provide periodic updates to the Audit Committee on our progress.
Ongoing Remediation Efforts
To address the material weakness associated with an insufficient complement of personnel with an appropriate level of knowledge, experience, and training commensurate with our financial reporting requirements, during the second quarter, we hired a Chief Accounting Officer based in our corporate headquarters and Finance Directors in our new Life Sciences and Power Solutions groups. Each of these individuals has significant experience in technical accounting matters and internal controls commensurate with our public company reporting requirements.
To address the material weaknesses associated with the accounting for business combinations and income taxes, we completed a gap analysis of our key controls during the second quarter. Through this analysis we identified areas where new controls were needed as well as areas where control enhancements to our existing controls were necessary. We developed and implemented these controls as part of our second quarter close process and will continue to enhance or modify these controls in future periods if needed.
To address the material weakness associated with information and communication as it relates to the accounting for income taxes and the information sharing necessary to support the functioning of internal control between our tax group and corporate accounting group, we have implemented formal, scheduled meetings which enable us to communicate and share information necessary for the appropriate accounting of income taxes and business combinations matters as well as other matters. We have also clarified roles and responsibilities within and between our finance and tax teams and have included members of our tax team in the execution of certain controls that previously did not have functional tax involvement. These newly implemented formalized meetings are held before and after the finalization of our income tax accounts during the close process. We have implemented these processes and will continue to enhance or modify them as necessary to support the sharing of information between our tax group and corporate accounting group.
In addition to the items above we are working to strengthen the internal control environment for financial reporting through the use of lean office and continuous improvement tools to identify areas for improvement and optimization in our various financial workflows. We have also conducted training on policies and procedures, standardizing business practices, effective communication, strategic thinking, leadership, and process improvement within various financial functional areas including a worldwide financial leaders’ summit.
Status of Remediation Efforts
We believe the measures described above will facilitate the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
As described above in the “Remediation Plan for Material Weaknesses” section, there were changes during the fiscal quarter ended June 30, 2018, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at June 30, 2018, for this matter. There was no material change in the status of this matter from December 31, 2017, to June 30, 2018.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
April 2018	18,399	$20.30	—	—
May 2018			—	—
June 2018	—	$—	—	—
Total	18,399	$20.30	—	—

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

10.2
Amendment No. 4 to Amended and Restated Credit Agreement, dated May 7, 2018, by and among NN, Inc., the affiliated Guarantors party thereto, SunTrust Bank, SunTrust Robinson Humphrey, Inc. and the Lenders party thereto. (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed on May 7, 2018).

10.3
Second Lien Credit Agreement, dated May 7, 2018, by and among NN, Inc., the affiliated Guarantors party thereto, SunTrust Bank, SunTrust Robinson Humphrey, Inc. and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to NN, Inc.’s Current Report on Form 8-K filed on May 7, 2018).

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

NN, Inc.
(Registrant)

Date: August 9, 2018	/s/ Richard D. Holder
Richard D. Holder,
President, Chief Executive Officer and Director
(Principal Executive Officer) (Duly Authorized Officer)

Date: August 9, 2018	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Senior Vice President—Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)