Form 10-Q
period 2018-09-30
NN INC
filed 2018-11-08
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
As of November 1, 2018, there were 42,104,207 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
Amounts in thousands of dollars, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$205,683	$148,156	$571,180	$463,658
Cost of sales (exclusive of depreciation and amortization shown separately below)	156,408	111,272	431,492	340,266
Selling, general and administrative expense	22,480	16,985	71,298	51,630
Acquisition related costs excluded from selling, general and administrative expense	597	619	5,810	619
Depreciation and amortization	21,259	13,384	51,798	39,006
Other operating income, net	(733)	—	(638)	(270)
Restructuring and integration expense (adjustments), net	(209)	345	2,137	362
Income from operations	5,881	5,551	9,283	32,045
Interest expense	18,608	12,739	46,592	39,916
Loss on extinguishment of debt and write-off of debt issuance costs	6,624	—	19,562	39,639
Derivative gain on change in interest rate swap fair value	—	(27)	—	(14)
Other (income) expense, net	308	(755)	1,882	(1,192)
Loss from continuing operations before benefit for income taxes and share of net income from joint venture	(19,659)	(6,406)	(58,753)	(46,304)
Benefit for income taxes	5,609	1,724	12,732	14,204
Share of net income from joint venture	266	1,202	1,744	4,139
Loss from continuing operations	(13,784)	(3,480)	(44,277)	(27,961)
Income from discontinued operations, net of tax (Note 2)	—	129,441	—	140,195
Net income (loss)	$(13,784)	$125,961	$(44,277)	$112,234
Other comprehensive income (loss):
Reclassification adjustment for discontinued operations	$—	$(9,243)	$—	$(9,243)
Foreign currency translation gain (loss)	(4,193)	6,411	(14,509)	21,027
Other comprehensive income (loss)	$(4,193)	$(2,832)	$(14,509)	$11,784
Comprehensive income (loss)	$(17,977)	$123,129	$(58,786)	$124,018
Basic net loss per share:
Loss from continuing operations per share	$(0.48)	$(0.13)	$(1.59)	$(1.02)
Income from discontinued operations per share	—	4.70	—	5.12
Net income (loss) per share	$(0.48)	$4.57	$(1.59)	$4.10
Weighted average shares outstanding	28,688	27,544	27,784	27,403
Diluted net loss per share:
Loss from continuing operations per share	$(0.48)	$(0.13)	$(1.59)	$(1.02)
Income from discontinued operations per share	—	4.70	—	5.12
Net income (loss) per share	$(0.48)	$4.57	$(1.59)	$4.10
Weighted average shares outstanding	28,688	27,544	27,784	27,403
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
Amounts in thousands of dollars

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$17,789	$224,446
Accounts receivable, net	149,982	108,446
Inventories	124,109	82,617
Income tax receivable	39,357	43,253
Other current assets	22,735	18,518
Total current assets	353,972	477,280
Property, plant and equipment, net	352,138	259,280
Goodwill	624,455	454,612
Intangible assets, net	384,683	237,702
Investment in joint venture	39,324	39,822
Other non-current assets	8,750	6,307
Total assets	$1,763,322	$1,475,003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$66,302	$52,990
Accrued salaries, wages and benefits	27,921	21,145
Current maturities of long-term debt	31,726	17,283
Other current liabilities	23,854	17,003
Total current liabilities	149,803	108,421
Deferred tax liabilities	102,195	71,564
Non-current income tax payable	—	5,593
Long-term debt, net of current portion	843,520	790,805
Other non-current liabilities	26,770	12,516
Total liabilities	1,122,288	988,899
Commitments and contingencies (Note 12)
Total stockholders’ equity	641,034	486,104
Total liabilities and stockholders’ equity	$1,763,322	$1,475,003
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
Amounts in thousands of dollars and shares

	Number of shares	Par value	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2017	27,572	$275	$292,494	$211,080	$(17,745)	$486,104
Net loss	—	—	—	(44,277)	—	(44,277)
Cash dividends declared	—	—	—	(5,835)	—	(5,835)
Shares issued	14,375	144	217,168	—	—	217,312
Share-based compensation expense	165	2	3,423	—	—	3,425
Shares issued for option exercises	27	—	274	—	—	274
Restricted shares and performance shares forgiven for taxes and forfeited	(35)	—	(723)	—	—	(723)
Change in estimate of performance share vesting	—	—	(802)	49	—	(753)
Foreign currency translation loss	—	—	—	—	(14,509)	(14,509)
Adoption of new accounting standard (Note 1)	—	—	—	16	—	16
Balance, September 30, 2018	42,104	$421	$511,834	$161,033	$(32,254)	$641,034
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Amounts in thousands of dollars

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$(44,277)	$112,234
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization of continuing operations	51,798	39,006
Depreciation and amortization of discontinued operations	—	7,722
Amortization of debt issuance costs	3,631	3,237
Loss on extinguishment of debt and write-off of debt issuance costs	19,562	39,639
Share of net income from joint venture, net of cash dividends received	(1,744)	17
Gain on disposal of discontinued operations, net of tax and cost to sell	—	(123,010)
Compensation expense from issuance of share-based awards	2,623	3,220
Deferred income taxes	(14,737)	70
Other	255	(123)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,656)	(14,867)
Inventories	(18,207)	(10,328)
Accounts payable	3,733	(3,317)
Income taxes receivable and payable, net	(1,681)	(19,409)
Other	5,485	(2,765)
Net cash provided by (used by) operating activities	(13,215)	31,326
Cash flows from investing activities
Acquisition of property, plant and equipment	(46,998)	(31,674)
Cash paid to acquire businesses, net of cash received	(399,011)	—
Short term investment	—	(8,000)
Proceeds from sale of business, net of cash sold	—	371,436
Other	650	1,184
Net cash provided by (used by) investing activities	(445,359)	332,946
Cash flows from financing activities
Cash paid for debt issuance or prepayment costs	(20,703)	(38,130)
Dividends paid	(5,812)	(5,764)
Proceeds from issuance of common shares	217,435	—
Proceeds from long-term debt	288,594	317,000
Repayment of long-term debt	(234,000)	(301,313)
Proceeds from (repayments of) short-term debt, net	10,474	(3,968)
Other	(3,161)	(490)
Net cash provided by (used by) financing activities	252,827	(32,665)
Effect of exchange rate changes on cash flows	(910)	1,368
Net change in cash and cash equivalents	(206,657)	332,975
Cash and cash equivalents at beginning of period	224,446	14,405	(1)
Cash and cash equivalents at end of period	$17,789	$347,380

(1)	Cash and cash equivalents as of December 31, 2016, includes $8.1 million of cash and cash equivalents that were included in current assets of discontinued operations.

During the nine months ended September 30, 2018, we had noncash additions to property, plant and equipment of approximately $15.6 million.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)
Amounts in thousands of dollars and shares, except per share data
Note 1. Interim Financial Statements
Nature of Business
NN, Inc., is a global diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for the medical, aerospace and defense, electrical, automotive and general industrial markets. As used in this Quarterly Report on Form 10-Q, the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries. As of September 30, 2018, we had 51 facilities in North America, Europe, South America and China.
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
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited, except that the Condensed Consolidated Balance Sheet as of December 31, 2017, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”), on April 2, 2018. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Historical periods presented reflect reclassifications to reflect discontinued operations (see Note 2). Historical periods also reflect revisions that we disclosed in our 2017 Annual Report (see Note 17). In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three months and nine months ended September 30, 2018 and 2017; financial position as of September 30, 2018, and December 31, 2017; and cash flows for the nine months ended September 30, 2018 and 2017, on a basis consistent with our audited consolidated financial statements other than the adoption of new accounting standards, such as revenue recognition. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to present fairly the Company’s financial position and operating results for the interim periods.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2017 Annual Report. The results for the three months and nine months ended September 30, 2018, are not necessarily indicative of results for the year ending December 31, 2018, or any other future periods.
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
In accordance with ASC 250 (SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we revised our previously issued 2016 and 2015 annual financial statements in our 2017 Annual Report. Accordingly, in connection with this Quarterly Report, we are revising our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and our Condensed Consolidated Statement of Cash Flows, the related notes, and other financial information for the three months and nine months ended September 30, 2017, to correct for those misstatements that impacted such period. Refer to Note 17 for reconciliations between as originally reported and as revised quarterly amounts.
Accounting Standards Recently Adopted
Revenue Recognition. On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”). We adopted ASC 606 utilizing the modified retrospective transition method. Under this transition method, we recognized the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings as of January 1, 2018, and applied the new standard beginning with the most current period presented to contracts that were not completed at the date of initial application. The adoption adjustment, which was less than $0.1 million, represents the net profit on certain contracts that were accounted for on a consignment basis under ASC Topic 605, Revenue Recognition, (“ASC 605”) Under ASC 605, a sale was not recognized under these consignment contracts until the inventory was used by our customers. Under the new standard, revenue is recognized earlier since the transfer of control to our customers occurs upon shipment from our facilities as our customers have obtained the ability to direct the use of, and obtain substantially all the remaining benefits from, the asset. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our results of operations on an ongoing basis. See Note 13 for the required disclosures related to the impact of adopting ASC 606 and a discussion of our updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.
Definition of a Business. In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business. The new guidance requires an entity to first evaluate whether substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If that threshold is met, the set of assets and activities is not a business. If the threshold is not met, the entity evaluates whether the set meets the definition of a business. The new definition requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue recognition guidance. The new guidance was effective for us beginning on January 1, 2018. We have applied the new definition of a business prospectively to all business combination transactions that occurred in 2018. The new guidance will have no effect on our historical financial statements.
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

Accounting Standards Not Yet Adopted
Leases. In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 creates Topic 842, Leases, (“ASC 842”) in the ASC and supersedes ASC 840, Leases. Entities that hold numerous equipment and real estate leases, in particular those with numerous operating leases, will be most affected by the new guidance. The lease accounting standard is effective for NN beginning January 1, 2019, with modified retrospective adoption required and early adoption permitted. We intend to utilize the practical expedient to recognize a cumulative-effect adoption adjustment to retained earnings as of January 1, 2019, and not adjust comparative periods. The adoption of ASC 842 is expected to impact our balance sheet by adding lease-related assets and liabilities. The loan covenants in our credit facility provide for the continuation of covenant computations in accordance with GAAP prior to changes in accounting principles. Therefore, we do not expect the adoption of ASC 842 to affect our compliance. We have performed inquiries within each of our business groups and compiled information on operating and capital leases. We are using the results of these inquiries and compiled information to evaluate the impacts of the lease accounting standard on our financial position, results of operations, and related disclosures. Upon adoption, we expect to recognize a right-of-use asset and a lease liability for nearly all our leases that are currently classified as operating leases and are therefore not recorded on the balance sheet. We are implementing an enterprise-wide lease accounting system and are in the process of loading and verifying data in the system that will enable us to estimate the amounts of those assets and liabilities. We have reviewed all leases and are in the process of reviewing our documentation and conclusions to generate the initial accounting entries upon adoption of the standard. We expect the right-of-use asset and lease liability to exceed $50 million each.
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
Fair Value Disclosures. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, that modifies fair value disclosure requirements. The new guidance could impact us by streamlining disclosures of Level 3 fair value measurements. The modified disclosures are effective for NN beginning in the first quarter of 2020, with early adoption allowed. ASU 2018-13 changes only disclosures and does not impact our financial condition, results of operations, or cash flows. We are in the process of evaluating the effects of this guidance on our fair value disclosures.
Internal-Use Software. In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), that provides guidance on a customer’s accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. ASU 2018-15 is effective for us on January 1, 2020, using either a prospective or retrospective approach and with early adoption permitted. We are in the process of evaluating the effects of this guidance on our financial statements and on cloud computing arrangements that we may enter before the required effective date.

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
In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the operating results of the PBC Business for the three and nine months ended September 30, 2017, are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations, net of tax, as one line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All historical Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation. Accordingly, results of the PBC Business have been excluded from continuing operations and group results for all periods presented in the condensed consolidated financial statements and the accompanying notes unless otherwise stated. The Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017, includes cash flows of the PBC Business in each line item unless otherwise stated.
The following table summarizes the major line items included in the results of operations of the discontinued operations.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net sales	$31,600	$168,287
Cost of sales (exclusive of depreciation and amortization shown separately below)	26,070	130,555
Selling, general and administrative expense	2,466	11,587
Depreciation and amortization	1,611	7,722
Restructuring and integration expense	—	429
Income from operations	1,453	17,994
Interest income (expense)	7	(181)
Other income (expense)	(66)	(84)
Income from discontinued operations before gain on disposal and provision for income taxes	1,394	17,729
Provision for income taxes	5,362	(219)
Income (loss) from discontinued operations before gain on disposal	6,756	17,510
Gain on disposal of discontinued operations	208,896	208,896
Provision for income taxes on gain on disposal	(86,211)	(86,211)
Income from discontinued operations, net of tax	$129,441	$140,195
The following table presents the significant noncash items and cash paid for capital expenditures of discontinued operations.

Nine Months Ended September 30, 2017
Depreciation and amortization	$7,722
Acquisition of property, plant and equipment	$7,316

Note 3. Acquisitions
Paragon Medical, Inc.
On May 7, 2018, we acquired 100% of the stock of PMG Intermediate Holding Corporation, the parent company of Paragon Medical, Inc. (“Paragon Medical”) for a base purchase price of $375.0 million in cash, subject to certain adjustments. After working capital and other closing adjustments, the cash purchase price was approximately $390.9 million which included $13.6 million in cash acquired. During the three months ended September 30, 2018, we received $1.4 million additional cash from the seller to settle working capital adjustments. For accounting purposes, Paragon Medical meets the definition of a business and has been accounted for as a business combination. Paragon Medical is a medical device manufacturer which focuses on the orthopedic, case and tray, implant and instrument markets. This acquisition continues our strategic focus to expand our Life Sciences portfolio as well as create a balanced business by diversifying our products and finished device offerings. Operating results of Paragon Medical are reported prospectively from the date of acquisition in our Life Sciences group. We have performed an assessment of the opening balance sheet which is subject to completion of our internal review procedures over fair value estimates. Opening balance sheet deferred taxes have been recorded based on estimates made as of the acquisition date as well as information currently available to management. As estimates are refined and additional information is received throughout the measurement period, adjustments to opening deferred taxes may be recorded with an offsetting adjustment to goodwill. We incurred new debt in connection with the Paragon Medical acquisition and subsequently repaid the new debt in full with the proceeds from the sale of shares of our common stock as described in Note 10.
The following table summarizes the preliminary purchase price allocation for the Paragon Medical acquisition.

Fair value of assets acquired and liabilities assumed	As Reported on June 30, 2018	Subsequent Adjustments	September 30, 2018
Cash and cash equivalents	$13,418	$134	$13,552
Accounts receivable	22,853	(721)	22,132
Inventories	23,606	(98)	23,508
Other current assets	937	734	1,671
Property, plant and equipment	69,322	(5,625)	63,697
Intangible assets subject to amortization	164,200	(700)	163,500
Other non-current assets	3,304	(129)	3,175
Goodwill	157,421	5,017	162,438
Total assets acquired	$455,061	$(1,388)	$453,673
Current liabilities	$16,767	$119	$16,886
Deferred tax liability	46,713	(1,407)	45,306
Other non-current liabilities	620	—	620
Total liabilities assumed	$64,100	$(1,288)	$62,812
Net assets acquired	$390,961	$(100)	$390,861
A combination of income, market, and cost approaches were used for the valuation where appropriate, depending on the asset or liability being valued. Valuation inputs in these models and analyses considered market participant assumptions. Acquired intangible assets are primarily customer relationships. As of September 30, 2018, intangible assets in connection with Paragon Medical were $157.6 million after post-acquisition amortization.
In connection with the Paragon Medical acquisition, we recorded goodwill, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of liabilities assumed. As of September 30, 2018, goodwill in connection with Paragon Medical was approximately $159.4 million after post-acquisition currency impacts. The goodwill is attributed primarily to Paragon Medical as a going concern, the assembled workforce, the fair value of expected cost synergies, and revenue growth expected from the ability to go to market as a combined life sciences business. The going concern element represents the ability to earn a higher return on the combined assembled collection of assets and businesses of Paragon Medical than if those assets and businesses were to be acquired and managed separately. Approximately $2.8 million of the goodwill relates to prior asset acquisitions by Paragon Medical and is expected to be deducted for tax purposes.

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
We incurred approximately $5.3 million in acquisition related costs with respect to the Paragon Medical acquisition during the nine months ended September 30, 2018. Transaction costs were expensed as incurred and are included in the “Acquisition related costs excluded from selling, general and administrative expense” line item in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We expensed $12.9 million of financing costs related to the Paragon Medical acquisition during the nine months ended September 30, 2018, which are included in the “Loss on extinguishment of debt and write-off of debt issuance costs” line item in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As required by the acquisition method of accounting, acquired inventories were recorded at their estimated fair value. Beginning May 7, 2018, our consolidated results of operations include the results of Paragon Medical. Since the date of the acquisition, net sales of $70.0 million and income from operations of $2.2 million have been included in our condensed consolidated financial statements.
The unaudited pro forma financial results shown in the table below for the three and nine months ended September 30, 2018 and 2017, combine the consolidated results of NN and Paragon Medical giving effect to the Paragon Medical acquisition as if it had been completed on January 1, 2017, the beginning of the comparable prior annual reporting period presented. The unaudited pro forma financial results do not give effect to any of our other acquisitions that occurred after January 1, 2017, and do not include any anticipated synergies or other assumed benefits of the Paragon Medical acquisition. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the Paragon Medical acquisition been completed as of January 1, 2017.
The unaudited pro forma financial results include certain adjustments for debt service costs and additional depreciation and amortization expense based upon the fair value step-up and estimated useful lives of Paragon Medical depreciable fixed assets and definite-life amortizable assets acquired. Adjustments for the three and nine months ended September 30, 2018, include a reduction of the prepayment penalty incurred upon the extinguishment of debt (see Note 10) as if the debt had been outstanding since January 1, 2017. The provision for income taxes has also been adjusted for all periods, based upon the foregoing adjustments to historical results. The impact of adopting ASC 606 has been included based on an adoption date of January 1, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pro forma net sales	$205,683	$183,424	$626,414	$568,270
Pro forma income (loss) from continuing operations	$(11,830)	$(8,436)	$(31,909)	$(52,840)
Pro forma net income (loss)	$(11,830)	$121,005	$(31,909)	$87,355
Basic income (loss) from continuing operations per share	$(0.41)	$(0.31)	$(1.15)	$(1.93)
Diluted income (loss) from continuing operations per share	$(0.41)	$(0.31)	$(1.15)	$(1.93)
Unaudited pro forma results for the nine months ended September 30, 2017, include $15.0 million of inventory fair value adjustments, financing, integration, and transaction costs, net of tax, directly attributable to the acquisition which will not have an ongoing impact. No such costs are present in the unaudited pro forma results for the three months ended September 30, 2017.
Other Acquisitions
We made other acquisitions during the nine months ended September 30, 2018, with an aggregate cash purchase price of $22.0 million. Amounts recorded for preliminary goodwill and intangible assets are disclosed in Note 6 and Note 7, respectively, and are subject to completion of our integration procedures. We incurred approximately $0.5 million in acquisition related costs with respect to other acquisitions during the nine months ended September 30, 2018. Transaction costs were expensed as incurred and are included in the “Acquisition related costs excluded from selling, general and administrative expense” line item in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Bridgemedica, LLC. On February 22, 2018, we completed the acquisition of 100% of the assets of Bridgemedica, LLC (“Bridgemedica”). For accounting purposes, Bridgemedica meets the definition of a business and has been accounted for as a business combination. Bridgemedica is a medical device company that provides concept to supply solutions through design, development engineering and manufacturing. Operating results of Bridgemedica are reported prospectively in our Life Sciences group after the acquisition date. We have finalized certain working capital adjustments and are in the process of completing the integration of the Bridgemedica business into our operations.
Southern California Technical Arts, Inc. On August 9, 2018, we completed the acquisition of 100% of the capital stock of Southern California Technical Arts, Inc. (“Technical Arts”). For accounting purposes, Technical Arts meets the definition of a business and has been accounted for as a business combination. Technical Arts is an industrial machining company that manufactures tight tolerance metal components and assemblies. The acquisition of Technical Arts expands the NN presence in the aerospace and defense end market. Operating results of Technical Arts are reported prospectively in our Power Solutions group after the acquisition date. We have completed a preliminary purchase price allocation and are in the process of finalizing the fair value of assets acquired and liabilities assumed.

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

Segment Results
The following table presents results of continuing operations for each reportable segment.

	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations		Total Continuing Operations
Three Months Ended September 30, 2018
Net sales	$81,805	$46,082	$78,363	$(567)	(a)	$205,683
Income (loss) from operations	$4,657	$2,706	$6,717	$(8,199)		$5,881
Interest expense						(18,608)
Other						(6,932)
Loss from continuing operations before benefit for income taxes and share of net income from joint venture						$(19,659)

Nine Months Ended September 30, 2018
Net sales	$259,678	$144,584	$168,716	$(1,798)	(a)	$571,180
Income (loss) from operations	$21,822	$13,939	$12,962	$(39,440)		$9,283
Interest expense						(46,592)
Other						(21,444)
Loss from continuing operations before benefit for income taxes and share of net income from joint venture						$(58,753)

Three Months Ended September 30, 2017
Net sales	$81,664	$44,824	$22,154	$(486)	(a)	$148,156
Income (loss) from operations	$6,799	$4,166	$3,011	$(8,425)		$5,551
Interest expense						(12,739)
Other						782
Loss from continuing operations before benefit for income taxes and share of net income from joint venture						$(6,406)

Nine Months Ended September 30, 2017
Net sales	$254,768	$141,982	$68,397	$(1,489)	(a)	$463,658
Income (loss) from operations	$28,088	$17,780	$10,431	$(24,254)		$32,045
Interest expense						(39,916)
Other						(38,433)
Loss from continuing operations before benefit for income taxes and share of net income from joint venture						$(46,304)

(a)	Includes eliminations of intersegment transactions occurring during the ordinary course of business.

	Total Assets as of
	September 30, 2018	December 31, 2017
Mobile Solutions	$446,830	$428,321
Power Solutions	404,701	383,063
Life Sciences	806,828	355,703
Corporate and Consolidations	104,963	307,916
Total	$1,763,322	$1,475,003
The Paragon Medical business acquired on May 7, 2018, contributed $70.0 million to net sales and $2.2 million to income from operations in the Life Sciences group after the acquisition date through September 30, 2018. Other businesses acquired in 2018 contributed $7.3 million to net sales and $0.2 million to income from operations in the Life Sciences and Power Solutions groups after each acquisition date through September 30, 2018.

Note 5. Inventories
Inventories are comprised of the following amounts:

	September 30, 2018	December 31, 2017
Raw materials	$54,439	$37,337
Work in process	45,801	27,669
Finished goods	23,869	17,611
Inventories	$124,109	$82,617

Note 6. Goodwill
The following table shows changes in the carrying amount of goodwill.

	Mobile Solutions	Power Solutions	Life Sciences	Total
Balance as of December 31, 2017	$74,147	$201,881	$178,584	$454,612
Currency impacts	(705)	27	(3,037)	(3,715)
Goodwill acquired in acquisitions	—	2,657	165,454	168,111
Measurement period adjustments	—	—	5,447	5,447
Balance as of September 30, 2018	$73,442	$204,565	$346,448	$624,455
The goodwill acquired in 2018 is related to the Paragon Medical, Bridgemedica, and Technical Arts acquisitions as described in Note 3 and is derived from the value of the businesses acquired. We recorded $162.4 million of goodwill related to the Paragon Medical acquisition, $8.0 million related to the Bridgemedica acquisition, and $2.7 million related to the Technical Arts acquisition during the nine months ended September 30, 2018. We have completed a preliminary purchase price allocation and are in the process of finalizing the fair value of assets acquired and liabilities assumed. The preliminary fair value of the businesses acquired was based on management business plans and future performance estimates which are subject to a high degree of management judgment and complexity. Actual results may differ from these projections and the differences may be material.
In the first quarter of 2018, as a result of the changes in our organizational and management structure, goodwill was reassigned to operating segments using a relative fair value allocation. For further information on the organizational changes, see Note 1.
Based on the closing sales price of a share of our common stock as of September 30, 2018, our market capitalization exceeded the $641.0 million net book value of our stockholders’ equity. Subsequent to September 30, 2018, our market capitalization declined to a level that is less than the net book value of our stockholders’ equity. A prolonged or significant decline in market capitalization could be an indicator of possible goodwill impairment. We will perform our annual goodwill impairment test during the fourth quarter to determine whether any impairment charge is required. We will continue to monitor the market capitalization relative to net book value throughout the fourth quarter and subsequent periods.
Note 7. Intangible Assets, Net
The following table shows changes in the carrying amount of intangible assets, net.

	Mobile Solutions	Power Solutions	Life Sciences	Total
Balance as of December 31, 2017	$39,446	$105,030	$93,226	$237,702
Amortization	(2,655)	(8,746)	(12,713)	(24,114)
Currency impacts	(22)	—	—	(22)
Intangible assets acquired in acquisitions	—	1,900	169,917	171,817
Measurement period adjustments	—	—	(700)	(700)
Balance as of September 30, 2018	$36,769	$98,184	$249,730	$384,683

The intangible assets acquired in 2018 are related to the Paragon Medical, Bridgemedica, and Technical Arts acquisitions as described in Note 3 and primarily represent customer relationships and trade names. We recorded $163.5 million of intangible assets related to the Paragon Medical acquisition, $5.7 million related to the Bridgemedica acquisition, and $1.9 million related to the Technical Arts acquisition during the nine months ended September 30, 2018.
The following table shows the nature and preliminary weighted average estimated useful lives of intangible assets acquired during the nine months ended September 30, 2018. Actual results may differ from these projections and the differences may be material.

	Gross Carrying Value as of Acquisition Date	Weighted Average Estimated Useful Life in Years
Customer relationships	$146,800	20
Trademark and trade name	14,700	29
Other	9,617	1
Total intangible assets acquired in current year	$171,117	19
As of January 1, 2018, as a result of the changes in our organizational and management structure, intangible assets were reassigned to operating segments using a relative fair value allocation. For further information on the organizational changes, see Note 1.
Note 8. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method.
The following table summarizes activity related to our investment in the JV.

Balance as of December 31, 2017	$39,822
Share of earnings	2,087
Accretion of basis difference from purchase accounting	(343)
Foreign currency translation loss	(2,242)

Balance as of September 30, 2018	$39,324
We recognized sales to the JV of approximately $0.2 million and approximately $0.2 million during the nine months ended September 30, 2018 and 2017, respectively.
The following tables show selected financial data of the JV.

	September 30, 2018	December 31, 2017
Current assets	$43,351	$47,600
Non-current assets	32,352	24,763
Total assets	$75,703	$72,363
Current liabilities	$27,982	$26,165
Non-current liabilities	5	22
Total liabilities	$27,987	$26,187

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$16,026	$18,582	$52,140	$55,166
Cost of sales	$14,442	$15,156	$45,126	$43,316
Income from operations	$1,207	$3,204	$5,872	$11,000
Net income	$753	$2,685	$4,257	$9,144

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
For the year ended December 31, 2017, we included in our financial statements provisional charges for the revaluation of our net domestic deferred tax assets and a one-time charge for the deemed repatriation of historic unremitted earnings. During the nine months ended September 30, 2018, there were no additional changes to the provisional amounts recorded as of December 31, 2017. The accounting is expected to be completed and disclosed within the one-year measurement period as allowed by SAB 118.
Our effective tax rate from continuing operations was 28.4% and 21.7% for the three months and nine months ended September 30, 2018, respectively, and 26.9% and 30.5% for the three months and nine months ended September 30, 2017, respectively. Our 2018 effective tax rates differ from the U.S. federal statutory tax rate of 21% due to permanent differences including certain provisions of the Tax Act, specifically the base-broadening provision which imposed a new minimum tax on global intangible low-tax income (“GILTI”). Our 2017 effective tax rates differ from the U.S. federal statutory tax rate of 34% due primarily to earnings outside the U.S. which were taxed at rates lower than the U.S. federal statutory rate.
During the nine months ended September 30, 2018, we finalized our accounting policy decision with respect to the new GILTI tax rules and have concluded that GILTI will be treated as a periodic charge in the year in which it arises. Therefore, we will not record deferred taxes for the basis associated with GILTI earnings.
During the third quarter of 2017, the Internal Revenue Service commenced an examination of the federal tax return for the pre-acquisition period of January 1, 2015, through October 19, 2015, for Precision Engineered Products Holdings, LLC, our wholly-owned subsidiary. The examination is ongoing as of September 30, 2018.
Note 10. Debt
The following table presents debt balances as of September 30, 2018, and December 31, 2017.

	September 30, 2018	December 31, 2017
$545.0 million Senior Secured Term Loan B (“Senior Secured Term Loan”) bearing interest at the greater of 0.75% or one-month LIBOR (2.26% at September 30, 2018), plus an applicable margin of 3.75% at September 30, 2018, expiring October 19, 2022	$534,250	$534,250
$300.0 million Incremental Term Loan (“Incremental Term Loan”) bearing interest at one-month LIBOR (2.26% at September 30, 2018), plus an applicable margin of 3.25% at September 30, 2018, expiring April 3, 2021	282,000	291,000
$143.0 million Senior Secured Revolver (“Senior Secured Revolver”) bearing interest at one-month LIBOR (2.26% at September 30, 2018), plus an applicable margin of 3.5% at September 30, 2018, expiring October 19, 2020	69,401	—
International lines of credit and other loans	7,584	3,315
Total	893,235	828,565
Less current maturities of long-term debt	31,726	17,283
Principal, net of current portion	861,509	811,282
Less unamortized debt issuance costs	17,989	20,477
Long-term debt, net of current portion	$843,520	$790,805
We capitalized interest costs amounting to $0.3 million and $0.2 million in the three months ended September 30, 2018 and 2017, respectively, and $0.8 million and $0.9 million in the nine months ended September 30, 2018 and 2017, respectively, related to construction in progress.
Collectively, our Senior Secured Term Loan, Incremental Term Loan, and Senior Secured Revolver comprise our credit facility. Principal available under the Senior Secured Revolver was $100.0 million as of September 30, 2018. Available principal may be restored to $143.0 million upon the achievement of certain requirements. Our credit facility is subject to certain financial covenants based on a consolidated net leverage ratio, as defined in the credit facility agreement. The financial covenants are effective when we have outstanding amounts drawn on our Senior Secured Revolver on the last day of any fiscal quarter and become more restrictive over time. We had a $69.4 million outstanding balance on the Senior Secured Revolver as of September 30, 2018, and we were in compliance with all covenants under our credit facility.
Second Lien Credit Agreement
In connection with the Paragon Medical acquisition, we, certain of our subsidiaries named therein, SunTrust Bank, as Administrative Agent, SunTrust Robinson Humphrey, Inc. as Lead Arranger and Bookrunner, and the lenders named therein entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) pursuant to which SunTrust and the other lenders extended to us a $200.0 million secured second lien term loan facility (the “Second Lien Facility”). We utilized the net proceeds from the Second Lien Facility, together with cash on hand, to pay the Paragon Medical purchase price and fees and expenses related to the acquisition. The Second Lien Facility was collateralized by all of our assets. The Second Lien Facility had an original maturity date of April 19, 2023, and bore interest at either (i) a base rate, plus an applicable margin, or (ii) the greater of the London Interbank Offered Rate (“LIBOR”) or 1.00%, plus an applicable margin. The initial applicable margin for all borrowings under the Second Lien Facility was 7.00% per annum with respect to base rate borrowings and 8.00% per annum with respect to LIBOR borrowings. We voluntarily prepaid in full the $200.0 million outstanding principal balance with proceeds from the sale of common shares on September 18, 2018. We paid a prepayment penalty of two percent, or $4.0 million, and wrote off $2.6 million of unamortized debt issuance costs.
On September 18, 2018, we issued 14.4 million common shares in a registered public offering. Net proceeds of approximately $217.3 million were used to repay the Second Lien Facility and a portion of the Senior Secured Revolver.
Amendment to Credit Facility
On May 7, 2018, we entered into an amendment to our existing credit facility to permit the Paragon Medical acquisition, to permit the Second Lien Credit Agreement, and to amend certain covenants. We paid $16.7 million of debt issuance costs related to the amendment. A total of $12.9 million is included in the “Loss on extinguishment of debt and write-off of debt issuance costs” line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining $3.8 million is capitalized as a reduction of long-term debt.

Note 11. Restructuring and Integration
The following table summarizes restructuring and integration charges incurred for the three months and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018
	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations	Total
Severance and other employee costs	$—	$—	$(260)	$—	$(260)
Site closure and other associated costs	51	—	—	—	51
Total	$51	$—	$(260)	$—	$(209)

	Nine Months Ended September 30, 2018
	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations	Total
Severance and other employee costs	$—	$—	$1,336	$728	$2,064
Site closure and other associated costs	73	—	—	—	73
Total	$73	$—	$1,336	$728	$2,137

	Three Months Ended September 30, 2017
	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations	Total
Severance and other employee costs	$—	$—	$—	$—	$—
Site closure and other associated costs	345	—	—	—	345
Total	$345	$—	$—	$—	$345

	Nine Months Ended September 30, 2017
	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations	Total
Severance and other employee costs	$17	$—	$—	$—	$17
Site closure and other associated costs	345	—	—	—	345
Total	$362	$—	$—	$—	$362

The following table summarizes restructuring and integration reserve activity for the nine months ended September 30, 2018.

	Reserve Balance as of December 31, 2017	Charges	Non-cash Adjustments	Cash Reductions	Reserve Balance as of September 30, 2018
Severance and other employee costs	$—	$2,064	$—	$(683)	$1,381
Site closure and other associated costs	1,099	73	(61)	(902)	209
Total	$1,099	$2,137	$(61)	$(1,585)	$1,590
We recognized severance costs of $0.7 million in the nine months ended September 30, 2018, at corporate headquarters related to the restructuring of our former Precision Engineered Products Group to form the Power Solutions and Life Sciences groups effective January 2, 2018.
We recognized severance costs of $1.3 million in the nine months ended September 30, 2018, in our Life Sciences group related to the integration of Paragon Medical into our existing business after the acquisition.
The amount accrued for restructuring and integration costs represents what we expect to pay over the next 2.4 years. We expect to pay $0.8 million within the next twelve months.

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
We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at September 30, 2018, for this matter.
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

The following tables summarize sales to external customers by major source.

	Nine Months Ended September 30, 2018
	Mobile Solutions	Power Solutions	Life Sciences	Intersegment Sales Eliminations	Total
United States	$144,138	$120,189	$142,863	$(1,798)	$405,392
China	34,273	4,140	3,843	—	42,256
Mexico	21,042	8,799	429	—	30,270
Brazil	27,722	157	29	—	27,908
Germany	4,500	24	11,138	—	15,662
Switzerland	3,915	35	3,827	—	7,777
Poland	5,485	23	1	—	5,509
Italy	4,424	214	243	—	4,881
Czech Republic	4,791	47	—	—	4,838
Netherlands	—	2,556	—	—	2,556
Other	9,388	8,400	6,343	—	24,131
Total net sales	$259,678	$144,584	$168,716	$(1,798)	$571,180

	Three Months Ended September 30, 2018
	Mobile Solutions	Power Solutions	Life Sciences	Intersegment Sales Eliminations	Total
United States	$46,341	$38,137	$63,869	$(567)	$147,780
China	11,111	1,696	2,405	—	15,212
Mexico	6,570	2,254	90	—	8,914
Germany	1,415	17	7,321	—	8,753
Brazil	8,200	107	—	—	8,307
Poland	1,215	6	2,107	—	3,328
Italy	1,514	5	—	—	1,519
Czech Republic	1,285	105	106	—	1,496
Switzerland	1,420	47	—	—	1,467
Netherlands	—	649	—	—	649
Other	2,734	3,059	2,465	—	8,258
Total net sales	$81,805	$46,082	$78,363	$(567)	$205,683
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
We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost-plus-margin approach when an observable price is not available. The expected duration of our contracts is one year or less, and we have elected to apply the practical expedient that allows entities to disregard the effects of financing when the contract length is less than one year. The amount of consideration we receive and the revenue we recognize varies with volume rebates and incentives we offer to our customers. We estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

We have utilized certain practical expedients allowed by the new standard. We utilize the portfolio approach practical expedient to evaluate sales-related discounts on a portfolio basis to contracts with similar characteristics. The effect on our financial statements of applying the portfolio approach would not differ materially from applying the new standard to individual contracts.
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
The following table provides information about contract liabilities from contracts with customers.

Deferred Revenue
Balance at January 1, 2018	$2,124
Balance at September 30, 2018	$3,216
The timing of revenue recognition, billings and cash collections results in billed accounts receivable and customer advances and deposits (contract liability) on the Condensed Consolidated Balance Sheet. These contract liabilities are reported on the Condensed Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period as deferred revenue. Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. Changes in the contract liability balances during the three months and nine months ended September 30, 2018, were not materially impacted by any other factors. Revenue recognized during the three months and nine months ended September 30, 2018, from amounts included in deferred revenue at the beginning of the period for performance obligations satisfied or partially satisfied during the three months and nine months ended September 30, 2018, was approximately $0.5 million and $1.2 million, respectively.
Transaction Price Allocated to Future Performance Obligations
ASC 606 requires that we disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2018. The guidance provides certain practical expedients that limit this requirement. Our contracts meet the following practical expedient provided by ASC 606:

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

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Net sales	$205,683	$205,691	$(8)	$571,180	$571,260	$(80)
Cost of sales	156,408	156,424	(16)	431,492	431,544	(52)
Income (loss) from operations	5,881	5,873	8	9,283	9,311	(28)

	As of September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Accounts receivable, net	$149,982	$149,454	$528
Inventories	124,109	124,427	(318)
Note 14. Shared-Based Compensation
The following table lists the components of share-based compensation expense by type of award.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$173	$527	$531	$1,102
Restricted stock	388	773	1,244	1,628
Performance share units	530	467	1,650	1,255
Change in estimate of performance share vesting (1)	(802)	$—	(802)	—
Share-based compensation expense	$289	$1,767	$2,623	$3,985

(1)
Reflects decrease in share-based compensation expense of $0.8 million to reflect the change in estimate of the probability of vesting of performance share units as described in the “Performance Share Units” section of this Note.

Stock Options
During the nine months ended September 30, 2018, we granted options to purchase 57,800 shares to certain key employees. The weighted average grant date fair value of the options granted during the nine months ended September 30, 2018, was $10.60 per share. The fair value of our options cannot be determined by market value because they are not traded in an open market. Accordingly, we utilized the Black Scholes financial pricing model to estimate the fair value. The following table shows the weighted average assumptions relevant to determining the fair value of stock options granted in 2018.

2018 Stock Option Awards
Expected term	6 years
Risk free interest rate	2.66%
Dividend yield	1.15%
Expected volatility	47.69%
Expected forfeiture rate	4.00%
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
The following table summarizes option activity for the nine months ended September 30, 2018.

Options	Shares (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	746	$14.33
Granted	58	24.41
Exercised	(27)	10.15		$477
Forfeited or expired	(4)	23.51
Outstanding at September 30, 2018	773	$15.19	5.9	$319	(1)
Exercisable at September 30, 2018	626	$13.63	5.2	$1,232	(1)

(1)	The intrinsic value is the amount by which the market price of our stock was greater than the exercise price of any individual option grant at September 30, 2018.
Restricted Stock
During the nine months ended September 30, 2018, we granted 86,516 restricted stock awards to non-executive directors, officers and certain other key employees. The shares of restricted stock granted during the nine months ended September 30, 2018, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. We determined the fair value of the shares awarded by using the closing price of our common stock as of the date of grant. The weighted average grant date value of restricted stock granted in the nine months ended September 30, 2018, was $24.55 per share. Total grant-date fair value of restricted stock that vested in the nine months ended September 30, 2018, was $1.8 million.
The following table summarizes the status of unvested restricted stock awards as of September 30, 2018, and changes during the nine months then ended.

	Nonvested Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2018	152	$19.21
Granted	87	$24.55
Vested	(93)	$19.69
Nonvested at September 30, 2018	146	$22.07

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
The TSR Awards vest, if at all, upon our achieving a specified relative total shareholder return, which will be measured against the total shareholder return of the S&P SmallCap 600 Index during specified performance periods as defined in the award agreements. Each performance period generally begins on January 1 of the year of grant and ends 36 months later on December 31. The ROIC Awards will vest, if at all, upon our achieving a specified average return on invested capital during the performance periods. We recognize compensation expense over the performance period in which the performance and market conditions are measured. If the PSUs do not vest at the end of the performance periods, then the PSUs will expire automatically. Upon vesting, the PSUs will be settled by the issuance of shares of our common stock, subject to the executive officer’s continued employment. The actual number of shares of common stock to be issued to each award recipient at the end of the performance periods will be interpolated between a threshold and maximum payout amount based on actual performance results. No dividends will be paid on outstanding PSUs during the performance period; however, dividend equivalents will be paid based on the number of shares of common stock that are ultimately earned at the end of the Performance Periods.
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

TSR:		Threshold Performance (50% of Shares)	Target Performance (100% of Shares)	Maximum Performance (150% of Shares)
	2018 grants	35th Percentile	50th Percentile	75th Percentile

ROIC:		Threshold Performance (35% of Shares)	Target Performance (100% of Shares)	Maximum Performance (150% of Shares)
	2018 grants	15.5%	18.0%	19.5%
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
We recognize expense for ROIC Awards based on the probable outcome of the associated performance condition. We generally recognize an expense for ROIC Awards based on the Target Performance threshold of 100% because, at the date of grant, the Target Performance is the probable level of performance achievement. During the three months and nine months ended September 30, 2018, the probability of performance achievement for ROIC Awards that were granted in 2016 diminished to below the threshold performance level of 15.5% as defined by the plan. A decrease in share-based compensation expense of $0.8 million to reflect the change in estimate of the probability of vesting is included in selling, general and administrative expense and additional paid-in capital. Related accrued dividend equivalents of less than $0.1 million were also reversed.

The following table summarizes the status of unvested PSU awards as of September 30, 2018, and changes during the nine months then ended. All PSUs that vested on December 31, 2017, were settled in shares in May 2018.

	Nonvested TSR Awards		Nonvested ROIC Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2018	130	$16.60	136	$16.27
Granted	55	$24.65	55	$24.55
Forfeited	(13)	$14.50	(14)	$14.86
Nonvested at September 30, 2018	172	$18.47	177	$18.31
Note 15. Net Income (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Loss from continuing operations	$(13,784)	$(3,480)	$(44,277)	$(27,961)
Income from discontinued operations, net of tax (Note 2)	—	129,441	—	140,195
Net income (loss)	$(13,784)	$125,961	$(44,277)	$112,234
Weighted average shares outstanding	28,688	27,544	27,784	27,403
Effect of dilutive stock options	—	—	—	—
Diluted shares outstanding	28,688	27,544	27,784	27,403
Basic loss from continuing operations per share	$(0.48)	$(0.13)	$(1.59)	$(1.02)
Basic income from discontinued operations per share	—	4.70	—	5.12
Basic net loss per share	$(0.48)	$4.57	$(1.59)	$4.10
Diluted loss from continuing operations per share	$(0.48)	$(0.13)	$(1.59)	$(1.02)
Diluted income from discontinued operations per share	—	4.70	—	5.12
Diluted net loss per share	$(0.48)	$4.57	$(1.59)	$4.10
Cash dividends declared per common share	$0.07	$0.07	$0.21	$0.21
The calculations of diluted loss from continuing operations per share for the three-month periods ended September 30, 2018 and 2017, exclude 0.8 million and 0.8 million potentially dilutive stock options, which had the effect of being anti-dilutive. The calculations of diluted loss from continuing operations per share for the nine-month periods ended September 30, 2018 and 2017, excluded 0.8 million and 0.8 million potentially dilutive stock options, which had the effect of being anti-dilutive. Given the loss from continuing operations for the three-month periods and nine-month periods ended September 30, 2018 and 2017, all options are considered anti-dilutive and were excluded from the calculation of diluted loss from continuing operations per share.
Note 16. Fair Value Measurements
Fair value is an exit price representing the expected amount that an entity would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date. We followed consistent methods and assumptions to estimate fair values as more fully described in the 2017 Annual Report.

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. As of September 30, 2018, the carrying values of these financial instruments approximated fair value. The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. As of September 30, 2018, we had no fixed-rate debt outstanding.
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

	Nine Months Ended September 30, 2017
	As Originally Reported	Adjustment	As Revised
Cost of sales (exclusive of depreciation and amortization shown separately below)	$339,345	$921	$340,266
Selling, general and administrative expense	52,606	(976)	51,630
Depreciation and amortization	38,432	574	39,006
Other operating income	—	(270)	(270)
Income from operations	32,294	(249)	32,045
Other (income) expense, net	(945)	(247)	(1,192)
Loss from continuing operations before benefit for income taxes and share of net income from joint venture	(46,302)	(2)	(46,304)
Benefit for income taxes	14,145	59	14,204
Loss from continuing operations	(28,018)	57	(27,961)
Income from discontinued operations, net of tax (Note 2)	146,579	(6,384)	140,195
Net income (loss)	$118,561	$(6,327)	$112,234
Other comprehensive loss:
Foreign currency translation gain	20,327	700	21,027
Other comprehensive income	11,084	700	11,784
Comprehensive income	$129,645	$(5,627)	$124,018
Basic net income per share	$4.33	$(0.23)	$4.10
Diluted net income per share	$4.33	$(0.23)	$4.10

	Three Months Ended September 30, 2017
	As Originally Reported	Adjustment	As Revised
Cost of sales (exclusive of depreciation and amortization shown separately below)	$110,836	$436	$111,272
Depreciation and amortization	13,075	309	13,384
Income from operations	6,296	(745)	5,551
Other (income) expense, net	(848)	93	(755)
Loss from continuing operations before benefit for income taxes and share of net income from joint venture	(5,568)	(838)	(6,406)
Benefit for income taxes	1,436	288	1,724
Loss from continuing operations	(2,930)	(550)	(3,480)
Income from discontinued operations, net of tax (Note 2)	135,825	(6,384)	129,441
Net income (loss)	$132,895	$(6,934)	$125,961
Other comprehensive loss:
Foreign currency translation gain	6,083	328	6,411
Other comprehensive income (loss)	(3,160)	328	(2,832)
Comprehensive income (loss)	$129,735	$(6,606)	$123,129
Basic net income per share	$4.82	$(0.25)	$4.57
Diluted net income per share	$4.82	$(0.25)	$4.57

The following table presents the effect of the correction of the misstatements and reclassifications to conform to the current period’s presentation on our Condensed Consolidated Statement of Cash Flows.

	Nine Months Ended September 30, 2017
	As Originally Reported	Adjustment	Reclasses (1)	As Revised
Cash flows from operating activities
Net income	$118,561	$(6,327)		$112,234
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization of continuing operations	38,432	574		39,006
Loss on extinguishment of debt and write-off of debt issuance costs	8,054		31,585	39,639
Share of net income from joint venture, net of cash dividends received			17	17
Gain on disposal of discontinued operations, net of tax and cost to sell	(129,353)	6,343		(123,010)
Deferred income taxes	—		70	70
Other	439	(545)	(17)	(123)
Changes in operating assets and liabilities:
Accounts receivable	(15,094)	227		(14,867)
Inventories	(10,764)	436		(10,328)
Income taxes receivable	(19,178)	(231)		(19,409)
Other	(1,674)	(1,021)	(70)	(2,765)
Net cash provided by (used by) operating activities	285	(544)	31,585	31,326
Cash flows from investing activities
Proceeds from disposals of property, plant and equipment	639		(639)	—
Other	—	545	639	1,184
Net cash provided by (used by) investing activities	332,401	545	—	332,946
Cash flows from financing activities
Cash paid for debt issuance or prepayment costs	(6,545)		(31,585)	(38,130)
Proceeds from issuance of stock and exercise of stock options	2,945		(2,945)	—
Shares withheld to satisfy income tax withholding	(580)		580	—
Principal payments on capital leases	(2,855)		2,855	—
Other	—		(490)	(490)
Net cash provided by (used by) financing activities	(1,080)		(31,585)	(32,665)

(1)	Includes the reclassification of prior period amounts to reflect current period presentation, including the adoption of ASU 2016-15 and condensing immaterial amounts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NN, Inc., is a global diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for the medical, aerospace and defense, electrical, automotive and general industrial markets. As used in this Quarterly Report on Form 10-Q, the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries. As of September 30, 2018, we had 51 facilities in North America, Europe, South America and China.

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
Results of Operations

Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the nine months ended September 30, 2018, that management believes are important to provide an understanding of the business and results of operations, or that may influence operations in the future.
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
Acquisitions
On May 7, 2018, we acquired 100% of the stock of PMG Intermediate Holding Corporation, the parent company of Paragon Medical, Inc. (“Paragon Medical”) for a base purchase price of $375.0 million in cash, subject to certain adjustments. After working capital and other closing adjustments, the cash purchase price was approximately $390.9 million which included $13.6 million in cash acquired. During the three months ended September 30, 2018, we received $1.4 million additional cash from the seller to settle working capital adjustments. For accounting purposes, Paragon Medical meets the definition of a business and has been accounted for as a business combination. Paragon Medical is a medical device manufacturer which focuses on the orthopedic, case and tray, implant and instrument markets. This acquisition continues our strategic focus to expand our Life Sciences portfolio as well as create a balanced business by diversifying our products and finished device offerings. Operating results of Paragon Medical are reported prospectively from the date of acquisition in our Life Sciences group. We have performed an assessment of the opening balance sheet which is subject to completion of our internal review procedures over fair value estimates. Opening balance sheet deferred taxes have been recorded based on estimates made as of the acquisition date as well as information currently available to management. As estimates are refined and additional information is received throughout the measurement period, adjustments to opening deferred taxes may be recorded with an offsetting adjustment to goodwill. In connection with the closing of the Paragon Medical acquisition, we entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) for a $200.0 million secured second lien term loan facility (the “Second Lien Facility”). We utilized the net proceeds from the Second Lien Facility, together with cash on hand, to pay the Paragon Medical purchase price and fees and expenses related to the acquisition. We also entered into an amendment to our existing credit facility to permit the Paragon Medical acquisition, to permit the Second Lien Credit Agreement, and to amend certain covenants. On September 18, 2018, we issued 14.4 million common shares in a registered public offering. Net proceeds of approximately $217.3 million were used to repay the Second Lien Facility and a portion of the Senior Secured Revolver.
On February 22, 2018, we completed the acquisition of 100% of the assets of Bridgemedica, LLC (“Bridgemedica”) for $15.0 million in cash. For accounting purposes, Bridgemedica meets the definition of a business and has been accounted for as a business combination. Bridgemedica is a medical device company that provides concept to supply solutions through design, development engineering and manufacturing. Operating results of Bridgemedica are reported prospectively in our Life Sciences group after the acquisition date. We have finalized certain working capital adjustments and are in the process of completing the integration of the Bridgemedica business into our operations.
On August 9, 2018, we completed the acquisition of 100% of the capital stock of Southern California Technical Arts, Inc. (“Technical Arts”). For accounting purposes, Technical Arts meets the definition of a business and has been accounted for as a business combination. Technical Arts is an industrial machining company that manufactures tight tolerance metal components and assemblies. The acquisition of Technical Arts expands the NN presence in the aerospace and defense end market. Operating results of Technical Arts are reported prospectively in our Power Solutions group after the acquisition date. We have completed a preliminary purchase price allocation and are in the process of finalizing the fair value of assets acquired and liabilities assumed.
As discussed in our 2017 Annual Report, on October 2, 2017, we completed the acquisition of DRT Medical, LLC, which was subsequently named NN Life Sciences – Vandalia, LLC (“DRT Medical”), a supplier of precision manufactured medical instruments and orthopedic implants with locations in Ohio and Pennsylvania.
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
In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the operating results of the PBC Business for the three and nine months ended September 30, 2017, are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations, net of tax, as one line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All historical Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) presented have been revised to reflect this presentation. Accordingly, results of the PBC Business have been excluded from continuing operations and group results for all periods presented in the condensed consolidated financial statements and the accompanying notes unless otherwise stated. Refer to Note 2 in the Notes to Condensed Consolidated Financial Statements for more information.
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

Three Months Ended September 30, 2018, Compared to the Three Months Ended September 30, 2017
Overall Consolidated Results

	Three Months Ended September 30,
	2018	2017	$ Change
Net sales	$205,683	$148,156	$57,527
Acquisitions				$54,431
Volume				5,562
Foreign exchange effects				(2,016)
Price/mix/inflation/other				(450)
Cost of sales (exclusive of depreciation and amortization shown separately below)	156,408	111,272	45,136
Acquisitions				$39,538
Volume				3,881
Foreign exchange effects				(1,596)
Cost reduction projects				(1,950)
Inflation				2,350
Mix/other				2,913
Selling, general and administrative expense	22,480	16,985	5,495
Acquisition related costs excluded from selling, general and administrative expense	597	619	(22)
Depreciation and amortization	21,259	13,384	7,875
Other operating income, net	(733)	—	(733)
Restructuring and integration expense (adjustments), net	(209)	345	(554)
Income from operations	5,881	5,551	330
Interest expense	18,608	12,739	5,869
Loss on extinguishment of debt and write-off of debt issuance costs	6,624	—	6,624
Derivative gain on change in interest rate swap fair value	—	(27)	27
Other (income) expense, net	308	(755)	1,063
Loss from continuing operations before benefit for income taxes and share of net income from joint venture	(19,659)	(6,406)	(13,253)
Benefit for income taxes	5,609	1,724	3,885
Share of net income from joint venture	266	1,202	(936)
Loss from continuing operations	(13,784)	(3,480)	(10,304)
Income from discontinued operations, net of tax	—	129,441	(129,441)
Net income (loss)	$(13,784)	$125,961	$(139,745)
Net Sales. Net sales increased by $57.5 million, or 39%, in the third quarter of 2018 compared to the third quarter of 2017 primarily due to $54.4 million of net sales attributable to the Paragon Medical, Bridgemedica, and DRT Medical businesses acquired in our Life Sciences group and the Technical Arts business acquired in our Power Solutions group. Higher volumes contributed another $5.6 million to the increase primarily as a result of demand improvements within the automotive, life sciences, and electrical end markets. These volume increases were partially offset by unfavorable foreign exchange effects, primarily in Brazil. Overall, from the three months ended September 30, 2017, to the three months ended September 30, 2018, net sales increased by $0.1 million for our Mobile Solutions group, increased by $1.3 million for our Power Solutions group, and increased by $56.2 million for our Life Sciences group, respectfully. In the three months ended September 30, 2018 and

2017, sales of $0.6 million and $0.5 million, respectively, between our Power Solutions and Life Sciences groups were eliminated in consolidation.
Cost of Sales. The increase in cost of sales was primarily due to $39.5 million in cost of sales attributable to the Paragon Medical, Bridgemedica, DRT Medical, and Technical Arts acquisitions. Higher volumes also contributed $3.9 million to the increase, consistent with the increase in sales demand. These volume increases were partially offset by favorable foreign exchange effects and $2.0 million in cost savings from production process improvement projects. Inflation and wage increases contributed $2.4 million to the increase in cost of sales.
Selling, General and Administrative Expense. The majority of the increase in selling, general and administrative expense during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was due to the Paragon Medical, Bridgemedica, DRT Medical, and Technical Arts businesses which collectively contributed $4.3 million to selling, general and administrative expense during the three months ended September 30, 2018. Infrastructure and staffing costs incurred related to our strategic initiatives, including integration of recent acquisitions and a global implementation of an enterprise resource planning (“ERP”) system, also contributed to the increase. These increases were partially offset by lower estimates for full year employee benefits and compensation accruals.
Acquisition Related Costs Excluded from Selling, General and Administrative Expense. Acquisition related costs are primarily third party legal, accounting, valuation consulting and investment banking advisory fees incurred in connection with the Life Sciences acquisitions.
Depreciation and Amortization. The increase in depreciation and amortization during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was consistent with additions to intangible assets and property, plant and equipment, including $7.8 million from the Paragon Medical, Bridgemedica, DRT Medical, and Technical Arts businesses. This additional depreciation and amortization expense includes the effects of related fair value adjustments to certain property, plant and equipment and the addition of intangible assets, principally for customer relationships and trade names.
Other Operating Income, Net. Other operating income in the three months ended September 30, 2018, primarily resulted from a $0.7 million change in fair value of a contingent earnout liability associated with the Bridgemedica acquisition.
Restructuring and Integration Expense (Adjustments), Net. The decrease in restructuring and integration expense was primarily due to a change in the estimate of employee severance costs incurred in connection with the Paragon Medical acquisition. Note 11 in the Notes to Condensed Consolidated Financial Statements provides more information regarding the effects of restructuring and integration on our operating results.
Interest Expense. Interest expense increased by $5.9 million during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to interest on the Second Lien Facility which was not in place during the three months ended September 30, 2017, and bore interest at a higher rate than our existing credit facility. Additionally, LIBOR was higher in the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

	Three Months Ended September 30,
	2018	2017
Interest on debt	$17,451	$11,591
Amortization of debt issuance costs	1,318	1,084
Interest on capital leases and other	139	286
Capitalized interest (1)	(300)	(222)
Total interest expense	$18,608	$12,739

(1)	Capitalized interest primarily relates to equipment construction efforts at various plants.
Loss on Extinguishment of Debt and Write-off of Unamortized Debt Issuance Costs. The $6.6 million write-off in 2018 resulted from costs related to the Second Lien Facility. We paid a two percent, or $4.0 million, prepayment penalty and wrote off $2.6 million of unamortized original issue discount when we paid the Second Lien Facility in full in September 2018.

Benefit for Income Taxes. Our effective tax rate from continuing operations was 28.4% for the three months ended September 30, 2018, compared to 26.9% for the three months ended September 30, 2017. Note 9 in the Notes to Condensed Consolidated Financial Statements describes the components of income taxes for each period presented.
Share of Net Income from Joint Venture. Our share of net income from a Chinese joint venture in our Mobile Solutions group decreased by $0.9 million. The joint venture’s net income decreased primarily due to price and volume decreases resulting from reduced demand in the Chinese automotive market and increased raw material costs.
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

	Three Months Ended September 30,
	2018	2017	$ Change
Net sales	$81,805	$81,664	$141
Volume				$3,371
Foreign exchange effects				(2,025)
Price/mix/inflation/other				(1,205)

Income from operations	$4,657	$6,799	$(2,142)
Net sales increased during the third quarter of 2018 from the third quarter of 2017 due to market demand improvements for our steering systems application components resulting from an industry shift from hydraulics to electric-assist steering systems technology. We are realizing the indirect benefits of our customers taking an increasing portion of market share. These volume increases were partially offset by unfavorable foreign exchange effects, primarily in Brazil, and price reductions granted to our customers.
Income from operations decreased by $2.1 million compared to prior year due to various factors including higher start-up costs related to new product launches, lower pricing as noted above, and higher depreciation expense due to capital investments to support new product launches. These factors were partially offset by implementation of cost savings initiatives and the beneficial impact of higher production volumes.
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

	Three Months Ended September 30,
	2018	2017	$ Change
Net sales	$46,082	$44,824	$1,258
Acquisitions				$883
Volume				1,282
Foreign exchange effects				9
Price/mix/inflation/other				(916)

Income from operations	$2,706	$4,166	$(1,460)
Net sales increased during the third quarter of 2018 from the third quarter of 2017 primarily due to growth in sales to customers in the electrical products end market. Sales from the Technical Arts business contributed $0.9 million to the current quarter.
Income from operations decreased by $1.5 million primarily due to investments in the development of new products that we are preparing to launch in the aerospace end market later in 2018 and a shift in product mix toward products with precious metal content that have relatively lower margins. Higher sales volumes partially offset these increased costs.

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

	Three Months Ended September 30,
	2018	2017	$ Change
Net sales	$78,363	$22,154	$56,209
Acquisitions				$53,548
Volume				909
Price/mix/inflation/other				1,752

Income from operations	$6,717	$3,011	$3,706
Net sales increased during the third quarter of 2018 from the third quarter of 2017 primarily due to $53.5 million of net sales attributable to the Paragon Medical, Bridgemedica, and DRT Medical acquisitions as well as a $0.9 million increase in core volume.
Income from operations increased by $3.7 million primarily due to $1.9 million of income from operations attributable to the Paragon Medical, Bridgemedica, and DRT Medical acquisitions. Sales volume increases also contributed to the increase in income from operations.

Nine Months Ended September 30, 2018, Compared to the Nine Months Ended September 30, 2017
Overall Consolidated Results

	Nine Months Ended September 30,
	2018	2017	$ Change
Net sales	$571,180	$463,658	$107,522
Acquisitions				$100,570
Volume				11,466
Foreign exchange effects				575
Price/mix/inflation/other				(5,089)
Cost of sales (exclusive of depreciation and amortization shown separately below)	431,492	340,266	91,226
Acquisitions				$76,250
Volume				7,842
Foreign exchange effects				550
Cost reduction projects				(6,851)
Inflation				7,294
Mix/Other				6,141
Selling, general and administrative expense	71,298	51,630	19,668
Acquisition related costs excluded from selling, general and administrative expense	5,810	619	5,191
Depreciation and amortization	51,798	39,006	12,792
Other operating income, net	(638)	(270)	(368)
Restructuring and integration expense, net	2,137	362	1,775
Income from operations	9,283	32,045	(22,762)
Interest expense	46,592	39,916	6,676
Loss on extinguishment of debt and write-off of debt issuance costs	19,562	39,639	(20,077)
Derivative gain on change in interest rate swap fair value	—	(14)	14
Other (income) expense, net	1,882	(1,192)	3,074
Loss from continuing operations before benefit for income taxes and share of net income from joint venture	(58,753)	(46,304)	(12,449)
Benefit for income taxes	12,732	14,204	(1,472)
Share of net income from joint venture	1,744	4,139	(2,395)
Loss from continuing operations	(44,277)	(27,961)	(16,316)
Income from discontinued operations, net of tax (Note 2)	—	140,195	(140,195)
Net income (loss)	$(44,277)	$112,234	$(156,511)
Net Sales. Net sales increased by $107.5 million, or 23%, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to $100.6 million of net sales attributable to the Paragon Medical, Bridgemedica, and DRT Medical businesses acquired in our Life Sciences group and the Technical Arts business acquired in our Power Solutions group. Higher volumes contributed another $11.5 million to the increase primarily as a result of demand improvements within the automotive, life sciences, and electrical end markets. Overall, from the nine months ended September 30, 2017, to the nine months ended September 30, 2018, net sales increased by $4.9 million for our Mobile Solutions group, increased by $2.6 million for our Power Solutions group, and increased by $100.3 million for our Life Sciences group, respectfully. In the nine months ended September 30, 2018 and 2017, sales of $1.8 million and $1.5 million, respectively, between our Power Solutions and Life Sciences groups were eliminated in consolidation.
Cost of Sales. The increase in cost of sales was primarily due to $76.2 million in cost of sales attributable to the Paragon Medical, Bridgemedica, DRT Medical, and Technical Arts acquisitions, including $3.4 million for a one-time increase in cost of sales for inventory fair value adjustment for Paragon Medical. Higher volumes also contributed $7.8 million to the increase, consistent with the increase in sales demand. Increases were partially offset by $6.9 million in cost savings from production process improvement projects. Inflation and wage increases contributed $7.3 million to the increase in cost of sales.
Selling, General and Administrative Expense. The majority of the increase in selling, general and administrative expense during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due to infrastructure and staffing costs incurred related to our strategic initiatives, including integration of recent acquisitions and a global implementation of an enterprise resource planning (“ERP”) system. These increases were partially offset by lower estimates for full year employee benefits and compensation accruals. The Paragon Medical, Bridgemedica, DRT Medical, and Technical Arts businesses contributed $7.9 million to selling, general and administrative expense during the nine months ended September 30, 2018, which was not present during the nine months ended September 30, 2017, prior to the acquisitions.
Acquisition Related Costs Excluded from Selling, General and Administrative Expense. Acquisition related costs are primarily third party legal, accounting, valuation consulting and investment banking advisory fees incurred in connection with the Life Sciences acquisitions.
Depreciation and Amortization. The increase in depreciation and amortization during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was consistent with additions to intangible assets and property, plant and equipment, including $11.4 million from the Paragon Medical, Bridgemedica, DRT Medical, and Technical Arts businesses. This additional depreciation and amortization expense includes the effects of related step-ups of certain property, plant and equipment to fair value and the addition of intangible assets, principally for customer relationships and trade names.
Other Operating Income, Net. Other operating income in the nine months ended September 30, 2018, primarily resulted from a $0.7 million change in fair value of a contingent earnout liability associated with the Bridgemedica acquisition.
Restructuring and Integration Expense (Adjustments), Net. The increase in restructuring and integration expense was primarily due to employee severance costs incurred in connection with implementing our new enterprise and management structure. Note 11 in the Notes to Condensed Consolidated Financial Statements provides more information regarding the effects of restructuring and integration on our operating results.
Interest Expense. Interest expense increased by $6.7 million during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to interest on the Second Lien Facility which was not in place during the nine months ended September 30, 2017, and bore interest at a higher rate than our existing credit facility. This increase was partially offset by the redemption of our Senior Notes on April 3, 2017, with the proceeds of our Incremental Term Loan, which bears an interest rate based on LIBOR which is lower than the 10.25% fixed interest rate on the Senior Notes. Additionally, LIBOR was higher in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

	Nine Months Ended September 30,
	2018	2017
Interest on debt	$43,289	$36,689
Amortization of debt issuance costs	3,631	3,237
Interest on capital leases and other	430	856
Capitalized interest (1)	(758)	(866)
Total interest expense	$46,592	$39,916

(1)	Capitalized interest primarily relates to equipment construction efforts at various plants.
Loss on Extinguishment of Debt and Write-off of Unamortized Debt Issuance Costs. The $19.6 million charge in 2018 resulted from costs related to the Second Lien Facility and the amendment to the existing credit facility. We wrote off $12.9 million of costs related to the May 2018 amendment. In September 2018 we paid a two percent, or $4.0 million, prepayment penalty and wrote off $2.6 million of unamortized original issue discount when we paid the Second Lien Facility in full. The $39.6 million write-off in 2017 resulted from the extinguishment of our Senior Notes and modification of our credit facility in April 2017.
Benefit for Income Taxes. Our effective tax rate from continuing operations was 21.7% for the nine months ended September 30, 2018, compared to 30.5% for the nine months ended September 30, 2017. Note 9 in the Notes to Condensed Consolidated Financial Statements describes the components of income taxes for each period presented.

Share of Net Income from Joint Venture. Our share of net income from a Chinese joint venture in our Mobile Solutions group decreased by $2.4 million. The joint venture’s net income decreased primarily due to price decreases and increased raw material costs.
Results by Group
MOBILE SOLUTIONS

	Nine Months Ended September 30,
	2018	2017	$ Change
Net sales	$259,678	$254,768	$4,910
Volume				$7,953
Foreign exchange effects				548
Price/mix/inflation/other				(3,591)

Income from operations	$21,822	$28,088	$(6,266)
Net sales increased during the nine months ended September 30, 2018, from the nine months ended September 30, 2017, due to market demand improvements for our steering systems application components resulting from an industry shift from hydraulics to electric-assist steering systems technology. We are realizing the indirect benefits of our customers taking an increasing portion of market share. Also, as the Brazilian economy improves, demand for automotive products is increasing. These volume increases were partially offset by price reductions granted to our customers.
Income from operations decreased by $6.3 million compared to prior year due to higher start-up costs related to new product launches, lower pricing as noted above, and higher depreciation expense due to capital investments to support new product launches. These factors were partially offset by implementation of cost savings initiatives and the beneficial impact of higher production volumes.
POWER SOLUTIONS

	Nine Months Ended September 30,
	2018	2017	$ Change
Net sales	$144,584	$141,982	$2,602
Acquisitions				$883
Volume				2,501
Foreign exchange effects				27
Price/mix/inflation/other				(809)

Income from operations	$13,939	$17,780	$(3,841)
Net sales increased during the nine months ended September 30, 2018, from the nine months ended September 30, 2017, primarily due to growth in sales to customers in the electrical products end market. Sales from the Technical Arts business contributed $0.9 million to the current year.
Income from operations decreased by $3.8 million primarily due to a shift in product mix toward higher cost raw materials, such as precious metals used in power control products, and investments in the development of new products and manufacturing facilities to support growth in the aerospace end market later in 2018.

LIFE SCIENCES

	Nine Months Ended September 30,
	2018	2017	$ Change
Net sales	$168,716	$68,397	$100,319
Acquisitions				$99,687
Volume				1,012
Price/mix/inflation/other				(380)

Income from operations	$12,962	$10,431	$2,531
Net sales increased during the nine months ended September 30, 2018, from the nine months ended September 30, 2017, primarily due to $99.7 million of net sales attributable to the Paragon Medical, Bridgemedica, and DRT Medical acquisitions, as well as a $1.0 million increase in core volume.
Income from operations increased by $2.5 million primarily due to $4.3 million contributed by the Paragon Medical, Bridgemedica, and DRT Medical acquisitions, partially offset by $1.3 million of acquisition related restructuring and integration costs and other costs associated with establishing the Life Sciences Group.
Changes in Financial Condition from December 31, 2017, to September 30, 2018
From December 31, 2017, to September 30, 2018, total assets increased by $288.3 million primarily due to assets acquired with the Paragon Medical, Bridgemedica, and Technical Arts businesses which had $469.2 million of total assets as of September 30, 2018. Paragon Medical, Bridgemedica, and Technical Arts contributed $168.1 million to the increase in goodwill and $171.8 million to intangible assets. Overall, accounts receivable increased consistently with sales growth. Inventories increased as our plants satisfy customer demand. Days inventory outstanding increased by approximately nine days as our businesses ramp up manufacturing activity to meet expected customer demand on a timely basis and due to managing procurement based on market price projections. Partially offsetting these increases was a $206.7 million decrease in cash to fund the Paragon Medical and Bridgemedica acquisitions.
From December 31, 2017, to September 30, 2018, total liabilities increased by $133.4 million, primarily related to debt used to fund operations and partially finance the Paragon Medical acquisition and deferred tax liabilities associated with Paragon Medical. Paragon Medical, Bridgemedica, and Technical Arts contributed $58.2 million to the increase in total liabilities.
Working capital, which consists principally of cash, accounts receivable, inventories and other current assets offset by accounts payable, accrued payroll costs, income taxes payable, current maturities of long-term debt, and other current liabilities, was $204.2 million as of September 30, 2018, compared to $368.9 million as of December 31, 2017. The decrease in working capital was due primarily to the decrease in cash used to fund acquisitions and capital expenditures.
Cash used by operations was $13.2 million for the nine months ended September 30, 2018, compared with cash provided by operations of $31.3 million for the nine months ended September 30, 2017. The difference was primarily due to the decrease in income from operations. The components of the decrease in income from operations are discussed in the “Results of Operations” section. Additionally, cash provided by operating activities for the nine months ended September 30, 2017, included $17.1 million from discontinued operations.
Cash used by investing activities was $445.4 million for the nine months ended September 30, 2018, compared with cash provided by investing activities of $332.9 million for the nine months ended September 30, 2017. The difference was primarily due to $399.0 million of cash paid for the Paragon Medical, Bridgemedica, and Technical Arts acquisitions in 2018 compared to $371.4 million of cash received for the sale of the PBC Business in 2017. Cash used by investing activities for discontinued operations was $9.8 million for the nine months ended September 30, 2017.
Cash provided by financing activities was $252.8 million for the nine months ended September 30, 2018, compared with cash used by financing activities of $32.7 million for the nine months ended September 30, 2017. The difference was primarily due to net proceeds from the sale of 14.4 million common shares on September 18, 2018.
Based on the closing sales price of a share of our common stock as of September 30, 2018, our market capitalization exceeded the $641.0 million net book value of our stockholders’ equity. Subsequent to September 30, 2018, our market capitalization declined to a level that is less than the net book value of our stockholders’ equity. A prolonged or significant decline in market capitalization could be an indicator of possible goodwill impairment. We will perform our annual goodwill impairment test during the fourth quarter to determine whether any impairment charge is required. We will continue to monitor the market capitalization relative to net book value throughout the fourth quarter and subsequent periods.
Liquidity and Capital Resources
Aggregate principal amounts outstanding under the Senior Secured Term Loan, the Incremental Term Loan, and the Senior Secured Revolver as of September 30, 2018, were $885.7 million (without regard to debt issuance costs). As of September 30, 2018, we could borrow up to $28.2 million under the Senior Secured Revolver, subject to certain limitations. This amount of availability is net of $2.4 million of outstanding letters of credit at September 30, 2018, which are considered as usage of the Senior Secured Revolver.
Collectively, our Senior Secured Term Loan, Incremental Term Loan, and Senior Secured Revolver comprise our credit facility. Principal available under the Senior Secured Revolver was $100.0 million as of September 30, 2018. Available principal may be restored to $143.0 million upon the achievement of certain requirements. Our credit facility is subject to certain financial covenants based on a consolidated net leverage ratio, as defined in the credit facility agreement. The financial covenants are effective when we have outstanding amounts drawn on our Senior Secured Revolver on the last day of any fiscal quarter and become more restrictive over time. We had a $69.4 million outstanding balance on the Senior Secured Revolver as of September 30, 2018, and we were in compliance with all covenants under our credit facility.
The Senior Secured Term Loan requires quarterly principal payments of $1.4 million through October 19, 2022, with the remaining principal amount due on the maturity date. If one-month LIBOR is less than 0.75%, then we pay 4.50% per annum in interest. If one-month LIBOR exceeds 0.75%, then we pay the variable one-month LIBOR rate plus an applicable margin of 3.75%. Based on the outstanding balance at September 30, 2018, annual interest payments would have been $32.1 million.
The Incremental Term Loan requires quarterly principal payments of $3.0 million through April 3, 2021, with the remaining principal amount due on the maturity date. The Incremental Term Loan bears interest at a rate of one-month LIBOR plus an applicable margin of 3.25%. Based on the outstanding balance at September 30, 2018, annual interest payments would have been $15.5 million.
The Senior Secured Revolver bears interest at a rate of one-month LIBOR plus an applicable margin of 3.50%. Based on the outstanding balance at September 30, 2018, annual interest payments would have been $4.0 million. In connection with the closing of the Paragon Medical acquisition on May 7, 2018, we entered into an amendment to our existing credit facility to permit the Paragon Medical acquisition, to permit the Second Lien Credit Agreement, and to amend certain covenants.
We entered into the $200.0 million Second Lien Facility on May 7, 2018, to partially fund the Paragon Medical acquisition. The Second Lien Facility bore interest at a rate of one-month LIBOR plus an applicable margin of 8.00%. We voluntarily prepaid in full the $200.0 million outstanding principal balance with proceeds from the sale of common shares on September 18, 2018. We paid a prepayment penalty of two percent, or $4.0 million, and wrote off $2.6 million of unamortized debt issuance costs. We paid interest of $7.5 million for the period May 7, 2018, through September 18, 2018.
On September 18, 2018, we issued 14.4 million common shares in a registered public offering. Net proceeds of approximately $217.3 million were used to repay the Second Lien Facility and a portion of the Senior Secured Revolver.
As of September 30, 2018 we had $17.8 million of cash and available borrowing capacity under our Senior Secured Revolver of $28.2 million. Additionally, we have an income tax receivable of $39.4 million that we expect to substantially collect in the fourth quarter of 2018 or the first quarter of 2019. We believe that these sources of cash and funds generated from our consolidated continuing operations will provide sufficient cash flow to service the required debt and interest payments under our existing credit facility and to fund our operating activities, capital expenditure requirements, and dividend payments. The absence of cash flows from discontinued operations is not expected to significantly affect our ability to service our debt.
Our arrangements with customers typically provide that payments are due within 30 to 60 days following the date of shipment. We invoice and receive payment from many of our customers in euros as well as other currencies. Additionally, we are party to various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. As a result of these sales, loans, payables and receivables, our foreign exchange transaction and translation risk is elevated. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. As of September 30, 2018, no currency derivatives were in place. In addition, a strengthening of the U.S. dollar and/or euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

For the next twelve months, we expect capital expenditures to remain relatively consistent, the majority of which relate to new or expanded business or continuous improvement programs. We believe that funds generated from continuing operations and borrowings from the credit facility will be sufficient to finance capital expenditures and working capital needs through this period. The absence of cash flows from discontinued operations is not expected to significantly affect our ability to finance capital expenditures or working capital needs. We base these assertions on current availability for borrowing of up to $28.2 million and forecasted positive cash flow from continuing operations for the next twelve months.
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
Critical Accounting Policies
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2017 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2017 Annual Report. There have been no changes to these policies during the nine months ended September 30, 2018, except as discussed in Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
At September 30, 2018, we had $534.3 million of principal outstanding under the variable rate Senior Secured Term Loan, without regard to debt issuance costs. At September 30, 2018, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Senior Secured Term Loan would result in interest expense increasing annually by approximately $5.3 million.
At September 30, 2018, we had $282.0 million of principal outstanding under the Incremental Term Loan, without regard to debt issuance costs. At September 30, 2018, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Incremental Term Loan would result in interest expense increasing annually by approximately $2.8 million.
At September 30, 2018, we had $69.4 million of principal outstanding under the Senior Secured Revolver, without regard to debt issuance costs. At September 30, 2018, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Senior Secured Revolver would result in interest expense increasing annually by approximately $0.7 million.
Our policy is to manage interest expense using a mix of fixed and variable rate debt. To manage this mix effectively, we may enter into interest rate swaps to exchange the difference between fixed and variable interest amounts. The nature and amount of borrowings may vary as a result of future business requirements, market conditions and other factors. As of September 30, 2018, we had no interest rate swaps.

Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We participate in various third party and intercompany loans, payables and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. From time to time, we may use foreign currency derivatives to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency derivatives as of September 30, 2018.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
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
Ongoing Remediation Efforts
To address the material weakness associated with an insufficient complement of personnel with an appropriate level of knowledge, experience, and training commensurate with our financial reporting requirements, during the second quarter, we hired a Chief Accounting Officer based in our corporate headquarters and Finance Directors in our new Life Sciences and Power Solutions groups. Each of these individuals has significant experience in technical accounting matters and internal controls commensurate with our public company reporting requirements. During the third quarter we hired key financial talent to support the ongoing remediation efforts and to improve our financial reporting process. These hires were in the areas of consolidation and reporting, financial planning and analysis, tax and the segment financial team.
To address the material weaknesses associated with the accounting for business combinations and income taxes, we completed a gap analysis of our key controls during the second quarter. Through this analysis we identified areas where new controls were needed as well as areas where control enhancements to our existing controls were necessary. We developed and implemented these controls as part of our second and third quarter close processes and will continue to enhance or modify these controls in future periods if needed.
To address the material weakness associated with information and communication as it relates to the accounting for income taxes and the information sharing necessary to support the functioning of internal control between our tax group and corporate accounting group, we have implemented formal, scheduled meetings which enable us to communicate and share information necessary for the appropriate accounting of income taxes and business combinations matters as well as other matters. We have also clarified roles and responsibilities within and between our finance and tax teams and have included members of our tax team in the execution of certain controls that previously did not have functional tax involvement including direct involvement in the purchase price accounting processes. These newly implemented formalized meetings are held before and after the finalization of our income tax accounts during the close process. We have implemented these processes and will continue to enhance or modify them as necessary to support the sharing of information between our tax group and corporate accounting group.
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

Changes in Internal Control Over Financial Reporting
As described above in the “Remediation Plan for Material Weaknesses” section, there were no changes during the fiscal quarter ended September 30, 2018, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at September 30, 2018, for this matter.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
July 2018	—	$—	—	—
August 2018	—	—	—	—
September 2018	168	19.85	—	—
Total	168	$19.85	—	—

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

10.1
Underwriting Agreement dated as of September 13, 2018 by and between NN, Inc. and JP Morgan Securities, LLC, as representative of the several underwriters named in Schedule I thereto (incorporated by reference to Exhibit 1.1 to NN, Inc.’s Current Report on Form 8-K filed on September 14, 2018)

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

NN, Inc.
(Registrant)

Date: November 8, 2018	/s/ Richard D. Holder
Richard D. Holder,
President, Chief Executive Officer and Director
(Principal Executive Officer) (Duly Authorized Officer)

Date: November 8, 2018	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Senior Vice President—Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)