Form 10-Q
period 2019-03-31
NN INC
filed 2019-05-10
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2019, there were 42,366,961 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NNBR	The Nasdaq Stock Market, LLC

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
Amounts in thousands, except per share data

	Three Months Ended March 31,
	2019	2018
Net sales	$213,256	$169,148
Cost of sales (exclusive of depreciation and amortization shown separately below)	161,269	126,444
Selling, general and administrative expense	28,125	22,177
Acquisition related costs excluded from selling, general and administrative expense	—	1,776
Depreciation and amortization	23,425	14,281
Restructuring and integration expense	(12)	755
Other operating (income) expense, net	(152)	22
Income from operations	601	3,693
Interest expense	13,801	11,996
Loss on extinguishment of debt and write-off of debt issuance costs	2,699	—
Other (income) expense, net	729	(313)
Loss before (provision) benefit for income taxes and share of net income from joint venture	(16,628)	(7,990)
(Provision) benefit for income taxes	(2,241)	1,176
Share of net income from joint venture	269	831
Net loss	$(18,600)	$(5,983)
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax	(3,856)	—
Foreign currency translation gain	1,262	5,465
Other comprehensive income (loss)	$(2,594)	$5,465
Comprehensive loss	$(21,194)	$(518)
Basic net loss per share
Net loss per share	$(0.44)	$(0.22)
Weighted average shares outstanding	41,972	27,597
Diluted net loss per share
Net loss per share	$(0.44)	$(0.22)
Weighted average shares outstanding	41,972	27,597
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
Amounts in thousands

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$20,269	$17,988
Accounts receivable, net	147,131	133,421
Inventories	128,922	122,615
Income tax receivable	653	946
Other current assets	17,475	21,901
Total current assets	314,450	296,871
Property, plant and equipment, net	352,923	361,028
Finance lease right-of-use assets	12,886	—
Operating lease right-of-use assets	68,458	—
Goodwill	440,169	439,452
Intangible assets, net	363,608	376,248
Investment in joint venture	21,087	20,364
Other non-current assets	7,412	7,607
Total assets	$1,580,993	$1,501,570
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$74,348	$65,694
Accrued salaries, wages and benefits	27,990	24,636
Current maturities of long-term debt	33,444	31,280
Current portion of operating lease liability	7,630	—
Other current liabilities	21,700	23,420
Total current liabilities	165,112	145,030
Deferred tax liabilities	87,993	93,482
Non-current income tax payable	3,875	3,875
Long-term debt, net of current portion	826,274	811,471
Operating lease liability, net of current portion	66,975	—
Other non-current liabilities	35,855	29,417
Total liabilities	1,186,084	1,083,275
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - $0.01 par value, authorized 45,000 shares, 42,367 and 42,104 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	424	421
Additional paid-in capital	512,274	511,545
Retained deficit	(83,570)	(62,046)
Accumulated other comprehensive loss	(34,219)	(31,625)
Total stockholders’ equity	394,909	418,295
Total liabilities and stockholders’ equity	$1,580,993	$1,501,570
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
Amounts in thousands

	Common Stock
	Number of shares	Par value	Additional paid in capital	Retained deficit	Accumulated other comprehensive loss	Total
Balance, December 31, 2018	42,104	$421	$511,545	$(62,046)	$(31,625)	$418,295
Net loss	—	—	—	(18,600)	—	(18,600)
Cash dividends declared	—	—	—	(2,942)	—	(2,942)
Share-based compensation expense	281	3	870	—	—	873
Restricted shares forgiven for taxes and forfeited	(18)	—	(141)	—	—	(141)
Change in fair value of interest rate swap, net of tax of $1,104	—	—	—	—	(3,856)	(3,856)
Foreign currency translation gain	—	—	—	—	1,262	1,262
Adoption of new accounting standard (Note 1)	—	—	—	18	—	18
Balance, March 31, 2019	42,367	$424	$512,274	$(83,570)	$(34,219)	$394,909

	Common Stock
	Number of shares	Par value	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2017	27,572	$275	$292,494	$211,080	$(17,745)	$486,104
Net loss	—	—	—	(5,983)	—	(5,983)
Cash dividends declared	—	—	—	(1,955)	—	(1,955)
Share-based compensation expense	87	1	1,255	—	—	1,256
Shares issued for option exercises	23	—	242	—	—	242
Restricted shares and performance shares forgiven for taxes and forfeited	(16)	—	(287)	—	—	(287)
Foreign currency translation gain	—	—	—	—	5,465	5,465
Adoption of new accounting standard	—	—	—	17	—	17
Balance, March 31, 2018	27,666	$276	$293,704	$203,159	$(12,280)	$484,859
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Amounts in thousands

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(18,600)	$(5,983)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	23,425	14,281
Amortization of debt issuance costs	1,191	1,088
Loss on extinguishment of debt and write-off of debt issuance costs	2,699	—
Share of net income from joint venture, net of cash dividends received	(269)	(831)
Compensation expense from issuance of share-based awards	873	1,256
Deferred income taxes	(4,373)	—
Other	182	347
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,963)	(9,433)
Inventories	(6,302)	(7,791)
Accounts payable	7,236	(296)
Income taxes receivable and payable, net	248	(613)
Other	4,941	7,001
Net cash used by operating activities	(2,712)	(974)
Cash flows from investing activities
Acquisition of property, plant and equipment	(14,073)	(11,860)
Proceeds from liquidation of short-term investment	8,000	—
Cash paid to acquire businesses, net of cash received	—	(14,676)
Cash paid for earnest money for Paragon Medical acquisition	—	(6,000)
Other	2,394	(282)
Net cash used by investing activities	(3,679)	(32,818)
Cash flows from financing activities
Cash paid for debt issuance or prepayment costs	(738)	—
Dividends paid	(2,947)	(1,931)
Proceeds from long-term debt	19,025	10,000
Repayment of long-term debt	(7,522)	(13,000)
Proceeds from (repayments of) short-term debt, net	1,982	(52)
Other	(924)	(1,278)
Net cash provided by (used by) financing activities	8,876	(6,261)
Effect of exchange rate changes on cash flows	(204)	562
Net change in cash and cash equivalents	2,281	(39,491)
Cash and cash equivalents at beginning of period	17,988	224,446
Cash and cash equivalents at end of period	$20,269	$184,955
Supplemental schedule of non-cash operating, investing and financing activities
Non-cash additions to property, plant and equipment	$4,071	$2,992
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)
Amounts in thousands, except per share data
Note 1. Interim Financial Statements
Nature of Business
NN, Inc., is a global diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for the medical, aerospace and defense, electrical, automotive, and general industrial markets. As used in this Quarterly Report on Form 10-Q, the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries. As of March 31, 2019, we had 51 facilities in North America, Europe, South America, and China.
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited, except that the Condensed Consolidated Balance Sheet as of December 31, 2018, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”), on March 18, 2019. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three months ended March 31, 2019 and 2018; financial position as of March 31, 2019, and December 31, 2018; and cash flows for the three months ended March 31, 2019 and 2018, on a basis consistent with our audited consolidated financial statements other than the adoption of new accounting standards, such as the new lease standard (see Note 10). These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly the Company’s financial position and operating results for the interim periods.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2018 Annual Report. The results for the three months ended March 31, 2019, are not necessarily indicative of results for the year ending December 31, 2019, or any other future periods.
Except for per share data or as otherwise indicated, all U.S. dollar amounts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.
Accounting Standards Recently Adopted
Leases. On January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842, Leases, which superseded ASC 840, Leases. We adopted ASC 842 utilizing the modified retrospective transition approach, therefore, historical financial information and disclosures do not reflect the new standard and will continue to be presented under the previous lease accounting guidance. Under the modified retrospective transition method, we recognized the cumulative effect of the initial adoption adjustment to the opening balance of retained deficit as of January 1, 2019. The adoption adjustment to retained deficit was less than $0.1 million. As part of the adoption of ASC 842, we elected the package of practical expedients, the short-term lease exemption, and the practical expedient to not separate lease and non-lease components. We recorded lease-related assets and liabilities to our balance sheet for leases with terms greater than twelve months that were classified as operating leases and not previously recorded on our balance sheet. See Note 10 for the required disclosures related to ASC 842.
Derivatives and Hedging. In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, (“ASU 2017-12”). ASU 2017-12 provides new rules that expand the hedging strategies that qualify for hedge accounting. The new rules also allow additional time to complete hedge effectiveness testing and allow qualitative assessments subsequent to initial quantitative tests if there is supportable expectation that the hedge will remain highly effective. We adopted the guidance on January 1, 2019. We have applied the new rules to 2019 hedging activities as disclosed in Note 16 to these condensed consolidated financial statements. The new guidance has no effect on our historical financial statements.
Effects of Tax Reform in Other Comprehensive Income. In February 2018, the FASB issued guidance related to the impacts of the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income (“AOCI”) are adjusted, certain tax effects become stranded in AOCI. The FASB issued ASU 2018-2, Income Statement – Reporting Comprehensive

Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that permits reclassification of certain income tax effects of the Tax Act from AOCI to retained earnings. The guidance also requires certain disclosures about stranded tax effects. The new guidance was effective for us on January 1, 2019. We adopted the new guidance at the beginning of the period of adoption. The new guidance had no effect on our financial statements.
Accounting Standards Not Yet Adopted
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
Internal-Use Software. In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), that provides guidance on a customer’s accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. ASU 2018-15 is effective for us on January 1, 2020, using either a prospective or retrospective approach and with early adoption permitted. We are in the process of evaluating the effects of this guidance on our financial statements.
Note 2. Acquisitions
Paragon Medical, Inc.
On May 7, 2018, we acquired 100% of the stock of PMG Intermediate Holding Corporation, the parent company of Paragon Medical, Inc. (“Paragon Medical”). For accounting purposes, Paragon Medical meets the definition of a business and has been accounted for as a business combination. Paragon Medical is a medical device manufacturer which focuses on the orthopedic, case and tray, implant, and instrument markets. This acquisition continues our strategic focus to expand our Life Sciences portfolio as well as create a balanced business by diversifying our products and finished device offerings. We have performed an assessment of the opening balance sheet which is subject to completion of our internal review procedures over fair value estimates. Opening balance sheet deferred taxes have been recorded based on estimates made as of the acquisition date as well as information currently available to management. As estimates are refined and additional information is received throughout the measurement period, adjustments to opening deferred taxes may be recorded with an offsetting adjustment to goodwill.
Beginning May 7, 2018, our consolidated results of operations include the results of Paragon Medical.
The unaudited pro forma financial results shown in the table below for the three months ended March 31, 2018, combine the consolidated results of NN and Paragon Medical giving effect to the Paragon Medical acquisition as if it had been completed on January 1, 2017. The unaudited pro forma financial results do not give effect to any of our other acquisitions that occurred after January 1, 2017, and do not include any anticipated synergies or other assumed benefits of the Paragon Medical acquisition. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the Paragon Medical acquisition been completed as of January 1, 2017.
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

Three Months Ended March 31, 2018
Pro forma net sales	$209,830
Pro forma net loss	$(8,077)
Basic net loss per share	$(0.29)
Diluted net loss per share	$(0.29)

Other Acquisitions
Bridgemedica, LLC. On February 22, 2018, we completed the acquisition of 100% of the assets of Bridgemedica, LLC (“Bridgemedica”). For accounting purposes, Bridgemedica meets the definition of a business and has been accounted for as a business combination. Bridgemedica is a medical device company that provides concept to supply solutions through design, development engineering, and manufacturing. Operating results of Bridgemedica are reported in our Life Sciences group after the acquisition date. We have finalized the purchase price allocation with no material changes to the initial allocation.
Southern California Technical Arts, Inc. On August 9, 2018, we completed the acquisition of 100% of the capital stock of Southern California Technical Arts, Inc. (“Technical Arts”). For accounting purposes, Technical Arts meets the definition of a business and has been accounted for as a business combination. Technical Arts is an industrial machining company that manufactures tight tolerance metal components and assemblies. The acquisition of Technical Arts expands our presence in the aerospace and defense end market. Operating results of Technical Arts are reported in our Power Solutions group after the acquisition date. We have completed a preliminary purchase price allocation and are in the process of finalizing the fair value of assets acquired and liabilities assumed.
Note 3. Segment Information
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

Segment Results
The following table presents results of operations for each reportable segment.

	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations		Total
Three Months Ended March 31, 2019
Net sales	$78,075	$49,657	$86,008	$(484)	(a)	$213,256
Income (loss) from operations	$4,107	$3,824	$3,846	$(11,176)		$601
Interest expense						(13,801)
Other						(3,428)
Loss before provision for income taxes and share of net income from joint venture						$(16,628)
Three Months Ended March 31, 2018
Net sales	$89,794	$48,682	$31,200	$(528)	(a)	$169,148
Income (loss) from operations	$9,785	$5,233	$4,204	$(15,529)		$3,693
Interest expense						(11,996)
Other						313
Loss before benefit for income taxes and share of net income from joint venture						$(7,990)
_______________________________

(a)	Includes elimination of intersegment transactions occurring during the ordinary course of business.

	Total Assets as of
	March 31, 2019	December 31, 2018
Mobile Solutions	$392,100	$356,387
Power Solutions	311,771	297,947
Life Sciences	824,891	802,770
Corporate and Consolidations	52,231	44,466
Total	$1,580,993	$1,501,570
Note 4. Inventories
Inventories are comprised of the following amounts:

	March 31, 2019	December 31, 2018
Raw materials	$55,286	$52,930
Work in process	47,372	42,578
Finished goods	26,264	27,107
Total inventories	$128,922	$122,615
Note 5. Goodwill
The following table shows changes in the carrying amount of goodwill.

	Mobile Solutions	Power Solutions	Life Sciences	Total
Balance as of December 31, 2018	$—	$94,505	$344,947	$439,452
Currency impacts	—	198	519	717
Balance as of March 31, 2019	$—	$94,703	$345,466	$440,169
Based on the closing price of a share of our common stock as of March 31, 2019, our market capitalization had declined to a level that is less than the net book value of our stockholders’ equity. A prolonged or significant decline in market capitalization could be an indicator of additional goodwill impairment. We will continue to monitor our market capitalization to determine if an indicator of impairment exists in subsequent periods.

During 2018, as a result of our annual goodwill impairment analysis performed during the fourth quarter of 2018, we recorded an impairment of $109.1 million in our Power Solutions group. After the impairment, Power Solutions reported a goodwill balance of $94.5 million at December 31, 2018. Given the carrying value of the Power Solutions reporting unit was equal to its fair value at December 31, 2018 as a result of the 2018 goodwill impairment, if actual performance of the Power Solutions reporting unit falls short of expected results, additional material impairment charges may be required. During the first quarter of 2019, we reassessed the relevant facts and circumstances and concluded there was no impairment during the period. We will continue to monitor and assess Power Solutions during 2019.
Note 6. Intangible Assets, Net
The following table shows changes in the carrying amount of intangible assets, net.

	Mobile Solutions	Power Solutions	Life Sciences	Total
Balance as of December 31, 2018	$35,892	$95,991	$244,365	$376,248
Amortization	(885)	(2,748)	(9,017)	(12,650)
Other	2	—	8	10
Balance as of March 31, 2019	$35,009	$93,243	$235,356	$363,608
Note 7. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method.
The following table summarizes activity related to our investment in the JV.

Balance as of December 31, 2018	$20,364
Share of earnings	269
Foreign currency translation gain	454
Balance as of March 31, 2019	$21,087
During the fourth quarter of 2018, as a result of changing market conditions, the fair value of the JV was assessed and we recorded an impairment charge of $16.6 million against our investment in the JV. The fair value assessment was most significantly affected by changes in our assessment of future growth rates. It is reasonably possible that material deviation of future performance from the estimates used in the 2018 valuation could result in further impairment to our investment in the JV in subsequent periods. There was no impairment of our investment in the JV during the three months ended March 31, 2019.
We recognized sales to the JV of less than $0.1 million and $0.1 million during the three months ended March 31, 2019 and 2018, respectively.
Note 8. Income Taxes
Our effective tax rate was (13.5)% for the three months ended March 31, 2019, and 14.7% for the three months ended March 31, 2018. Our 2019 effective tax rate differs from the U.S. federal statutory tax rate of 21% principally due to a discrete tax charge of $6.0 million related to final tax regulations published by the Department of the Treasury and Internal Revenue Service on February 4, 2019. The 2019 effective tax rate was also impacted by the minimum tax on global intangible low-tax income (“GILTI”) and earnings outside the United States, which are taxed at different rates than the U.S. federal statutory tax rate of 21%.
Our 2018 effective tax rate differed from the U.S. federal statutory tax rate of 21% due to permanent differences including GILTI and earnings outside the United States, which were taxed at different rates than the U.S. federal statutory rate of 21%.

Note 9. Debt
Collectively, our credit facility is comprised of a term loan with a face amount of $545.0 million, maturing on October 19, 2022 (the “Senior Secured Term Loan”); a term loan with a face amount of $300.0 million, maturing on April 3, 2021 (the Incremental Term Loan”); and a revolving line of credit with a face amount of $143.0 million, maturing on October 19, 2020 (the “Senior Secured Revolver”). The credit facility is collateralized by all of our assets.
The following table presents debt balances as of March 31, 2019, and December 31, 2018.

	March 31, 2019	December 31, 2018
Senior Secured Term Loan	$530,625	$532,063
Incremental Term Loan	276,000	279,000
Senior Secured Revolver	56,184	38,720
International lines of credit and other loans	10,601	9,810
Total principal	873,410	859,593
Less—current maturities of long-term debt	33,444	31,280
Principal, net of current portion	839,966	828,313
Less—unamortized debt issuance costs	13,692	16,842
Long-term debt, net of current portion	$826,274	$811,471
We capitalized interest costs amounting to $0.6 million and $0.2 million in the three months ended March 31, 2019 and 2018, respectively, related to construction in progress.
Senior Secured Term Loan
Outstanding borrowings under the Senior Secured Term Loan bear interest at the greater of 0.75% or one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 3.75%. At March 31, 2019, the Senior Secured Term Loan bore interest at 6.24%.
Incremental Term Loan
Outstanding borrowings under the Incremental Term Loan bear interest at one-month LIBOR plus an applicable margin of 3.25%. At March 31, 2019, the Incremental Term Loan bore interest of 5.74%.
Senior Secured Revolver
Outstanding borrowings under the Senior Secured Revolver bear interest at one-month LIBOR plus an applicable margin of 3.50%. At March 31, 2019, the Senior Secured Revolver bore interest of 5.99%. We pay an annual commitment fee of 0.50% for unused capacity under the Senior Secured Revolver on a quarterly basis.
Total available capacity under the Senior Secured Revolver was $125.0 million as of March 31, 2019. Our credit facility is subject to certain financial covenants based on a consolidated net leverage ratio, as defined in the credit facility agreement. The financial covenants are effective when we have outstanding borrowings under our Senior Secured Revolver on the last day of any fiscal quarter, become more restrictive over time, and are dependent upon our operational and financial performance. If our operational or financial performance is below our expectations, we may be required to take actions to reduce expenditures and decrease our net indebtedness to maintain compliance in future periods. We had $56.2 million outstanding under the Senior Secured Revolver at March 31, 2019, and we were in compliance with all covenants under our credit facility.
On March 15, 2019, we amended our existing credit facility (the “March 2019 amendment”) to amend the defined terms within the credit facility. We paid $0.8 million of debt issuance costs related to the March 2019 amendment which was recorded as a direct reduction to the carrying amount of the associated long-term debt. We also wrote-off $2.7 million of unamortized debt issuance costs related to the modification of the credit facility.
Derivative Instruments and Hedging Activities
In February 2019, we entered into a $700.0 million amortizing notional amount fixed-rate interest rate swap agreement to manage the interest rate risk associated with our long-term variable-rate debt until 2022. The fixed-rate interest rate swap agreement calls for us to receive interest monthly at a variable rate equal to one-month LIBOR and to pay interest monthly at a fixed rate of 2.4575%. Refer to Note 16 for further discussion of the interest rate swap agreement.
Note 10. Leases
We adopted ASC 842 on January 1, 2019, and elected the modified retrospective approach in which the new standard is applied to all leases existing at the date of adoption through a cumulative-effect adjustment of less than $0.1 million to retained deficit.

Consequently, financial information is not updated, and the disclosures required under the new standard are not provided for periods prior to January 1, 2019.  As part of the adoption, we elected the package of practical expedients, the short-term lease exemption, and the practical expedient to not separate lease and non-lease components permitted within ASC 842. Accordingly, we accounted for our existing operating leases as operating leases under the new standard, without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating leases would be different in accordance with ASC 842, or (c) whether any unamortized initial direct costs would have met the definition of initial direct costs in ASC 842 at lease commencement.
We determine whether an arrangement is a lease at inception. Right-of-use (“ROU”) lease assets represent our right to use an underlying asset for the lease term, and lease obligations represent our obligation to make lease payments arising from the lease. ROU lease assets and obligations are recognized at the lease commencement date based on the present value of lease payments over the lease term. When the implicit rate is not readily determinable, we use the estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Amortization of ROU lease assets is recognized in expense on a straight-line basis over the lease term.
Short-term leases are leases having a term of twelve months or less. We recognize short-term leases on a straight-line basis and do not record a related lease asset or liability for such leases. Finance lease ROU assets consist of equipment used in the manufacturing process with terms between thirteen months and five years. Operating lease ROU assets consist of the following:

•	Equipment used in the manufacturing process as well as office equipment with terms between thirteen months and five years.

•	Manufacturing plants and office facilities with terms between thirteen months and 25 years.
The following table presents components of lease expense for the three months ended March 31, 2019:

	Financial Statement Line Item	Three Months Ended March 31, 2019
Lease cost:
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$322
Interest expense	Interest expense	53
Operating lease cost	Cost of sales and selling, general and administrative expense	3,434
Short-term lease cost (1)	Cost of sales and selling, general and administrative expense	107
Total lease cost		$3,916
_______________________________
(1) Excludes expenses related to leases with a lease term of one month or less.

The following table presents the lease-related assets and liabilities recorded on the balance sheet as of March 31, 2019:

	Financial Statement Line Item	March 31, 2019
Lease assets and liabilities:
Assets
Operating lease assets	Operating lease right-of-use assets	$68,458
Finance lease asset	Finance lease right-of-use assets	12,886
Total lease assets		$81,344

Liabilities
Current liabilities
Operating lease liabilities	Current portion of operating lease liability	$7,630
Finance lease liabilities	Other current liabilities	2,401
Non-current liabilities
Operating lease liabilities	Operating lease liability, net of current portion	66,975
Finance lease liabilities	Other non-current liabilities	6,150
Total lease liabilities		$83,156
The following table contains supplemental information related to leases for the three months ended March 31, 2019:

Supplemental Cash Flows Information	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$53
Operating cash flows from operating leases	5,288
Financing cash flows from finance leases	792
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,836
As of March 31, 2019, the weighted average remaining lease term and weighted-average discount rate for finance and operating leases was as follows:

	Weighted-Average Remaining Lease Term (years)	Weighted-Average Discount Rate
Finance leases	4.1	2.4%
Operating leases	10.5	8.5%
The future minimum lease obligations with noncancelable terms in excess of twelve months as of March 31, 2019, is as follows:

	Operating Leases	Finance Leases
2019 (1)	$10,104	$2,190
2020	11,979	2,033
2021	11,118	2,020
2022	10,812	1,853
2023	9,264	962
Thereafter	59,946	17
Total future minimum lease payments	113,223	9,075
Less: imputed interest	38,618	524
Total lease liabilities	$74,605	$8,551

(1)	For the period from April 1, 2019 to December 31, 2019.

As of March 31, 2019, we have an additional operating lease commitment that has not yet commenced that would require us to pay a total of approximately $21.9 million base rent payments over the lease term of 15 years. This lease is expected to commence during the fourth quarter of 2019.
The following table summarizes the future minimum lease payments under operating leases with initial or non-cancelable lease terms in excess of one year prior to adoption of ASC 842 as reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Year Ending December 31,
2019	$13,337
2020	11,515
2021	10,557
2022	10,293
2023	8,752
Thereafter	53,945
Total minimum payments	$108,399
During the three months ended March 31, 2018, we recognized rent expense of $2.1 million.
Note 11. Restructuring and Integration
The following table summarizes restructuring and integration charges incurred for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations	Total
Severance and other employee costs	$—	$—	$—	$—	$—
Site closure and other associated costs	(12)	—	—	—	(12)
Total	$(12)	$—	$—	$—	$(12)

	Three Months Ended March 31, 2018
	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations	Total
Severance and other employee costs	$—	$—	$—	$728	$728
Site closure and other associated costs	27	—	—	—	27
Total	$27	$—	$—	$728	$755
The following table summarizes restructuring and integration reserve activity for the three months ended March 31, 2019.

	Reserve Balance as of December 31, 2018	Charges	Non-cash Adjustments	Cash Reductions	Reserve Balance as of March 31, 2019
Severance and other employee costs	$1,122	$—	$—	$(274)	$848
Site closure and other associated costs	24	(12)	—	(12)	—
Total	$1,146	$(12)	$—	$(286)	$848
The amount accrued for restructuring and integration costs represents what we expect to pay over the next 1.9 years. We expect to pay $0.5 million within the next twelve months.
Note 12. Commitments and Contingencies
Brazil ICMS Tax Matter
Prior to the acquisition of Autocam Corporation in 2014 (“Autocam”), Autocam’s Brazilian subsidiary (“Autocam Brazil”) received notification from the Brazilian tax authority regarding ICMS (state value added tax or “VAT”) tax credits claimed on intermediary materials (e.g., tooling and perishable items) used in the manufacturing process. The Brazilian tax authority notification disallowed state ICMS tax credits claimed on intermediary materials based on the argument that these items are not intrinsically related to the manufacturing processes. Autocam Brazil filed an administrative defense with the Brazilian tax authority arguing, among other matters, that it should qualify for an ICMS tax credit, contending that the intermediary materials are directly related to the manufacturing process.
We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. The matter encompasses several lawsuits filed with the Brazilian courts requesting declaratory actions that no tax is due or seeking a stay of execution on the collection of the tax. In 2018, we obtained a favorable decision in one of the declaratory actions for which the period for appeal has expired. We have filed actions in each court requesting dismissal of the matter based on the earlier court action. Although we anticipate a favorable resolution to all matters, we can provide no assurances that we will be successful in achieving dismissal of all pending cases. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at March 31, 2019, for this matter.
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
The following tables summarize sales to external customers by major source.

	Three Months Ended March 31, 2019
	Mobile Solutions	Power Solutions	Life Sciences	Intersegment Sales Eliminations	Total
United States	$44,457	$41,115	$68,343	$(484)	$153,431
China	9,153	1,838	1,692	—	12,683
Mexico	5,378	2,709	127	—	8,214
Brazil	8,382	69	—	—	8,451
Germany	1,406	16	8,885	—	10,307
Switzerland	1,359	16	3,265	—	4,640
Poland	1,913	4	6	—	1,923
Italy	1,856	63	421	—	2,340
Czech Republic	1,509	188	—	—	1,697
France	44	—	1,225	—	1,269
Africa	—	1,156	—	—	1,156
Other	2,618	2,483	2,044	—	7,145
Total net sales	$78,075	$49,657	$86,008	$(484)	$213,256

	Three Months Ended March 31, 2018
	Mobile Solutions	Power Solutions	Life Sciences	Intersegment Sales Eliminations	Total
United States	$49,655	$40,128	$30,553	$(528)	$119,808
China	11,581	1,485	126	—	13,192
Mexico	7,236	3,197	172	—	10,605
Brazil	9,885	50	—	—	9,935
Poland	2,052	14	—	—	2,066
Czech Republic	1,810	—	—	—	1,810
Italy	1,577	98	—	—	1,675
Germany	1,534	7	1	—	1,542
Switzerland	1,406	—	—	—	1,406
Netherlands	—	974	—	—	974
Other	3,058	2,729	348	—	6,135
Total net sales	$89,794	$48,682	$31,200	$(528)	$169,148
Deferred Revenue
The following table provides information about contract liabilities from contracts with customers.

Deferred Revenue
Balance at January 1, 2019	$2,974
Balance at March 31, 2019	$2,890
Revenue recognized during the three months ended March 31, 2019, from amounts included in deferred revenue at the beginning of the period for performance obligations satisfied or partially satisfied during the period, was approximately $0.6 million.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2019, unless our contracts meet one of the practical expedients. Our contracts met the following practical expedient provided by the guidance:

•	The performance obligation is part of a contract that has an original expected duration of one year or less.
Sales Concentration
During the three months ended March 31, 2019, we recognized sales from a single customer of $23.3 million, or 10.9% of consolidated net sales. Revenues from this customer are in our Life Sciences and Power Solutions groups. No customers represented more than 10% of our net sales during the three months ended March 31, 2018.
Note 14. Shared-Based Compensation
The following table lists the components of share-based compensation expense by type of award.

	Three Months Ended March 31,
	2019	2018
Stock options	$192	$205
Restricted stock	459	460
Performance share units	222	591
Share-based compensation expense	$873	$1,256
Stock Options

During the three months ended March 31, 2019, we granted options to purchase 210,400 shares to certain key employees. The weighted average grant date fair value of the options granted during the three months ended March 31, 2019, was $2.77 per share. The fair value of our options cannot be determined by market value because they are not traded in an open market. Accordingly, we utilized the Black Scholes financial pricing model to estimate the fair value.
The following table shows the weighted average assumptions relevant to determining the fair value of stock options granted in 2019.

2019
Expected term	6 years
Risk free interest rate	2.47%
Dividend yield	3.53%
Expected volatility	49.53%
Expected forfeiture rate	4.00%
The expected term is derived from using the simplified method of determining stock option terms as described under the Staff Accounting Bulletin Topic 14, Share-based payment. The simplified method was used because sufficient historical stock option exercise experience was not available, primarily due to the transformation of the management structure over the past several years.
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
The following table summarizes stock option activity for the three months ended March 31, 2019.

	Number of Options (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	771	$15.17
Granted	210	7.93
Exercised	—			$—
Forfeited or expired	(3)	24.41
Outstanding at March 31, 2019	978	$13.58	6.3	$—	(1)
Exercisable at March 31, 2019	701	$14.27	5.0	$—	(1)
_______________________________

(1)
The aggregate intrinsic value is the sum of intrinsic values for each exercisable individual option grant. The intrinsic value is the amount by which the closing market price of our stock at March 31, 2019, was greater than the exercise price of any individual option grant.

Restricted Stock
During the three months ended March 31, 2019, we granted 281,065 restricted stock awards to non-executive directors, officers and certain other key employees. The shares of restricted stock granted during the three months ended March 31, 2019, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. We determined the fair value of the shares awarded by using the closing price of our common stock as of the date of grant. The weighted average grant date value of restricted stock granted in the three months ended March 31, 2019, was $7.93 per share. Total grant-date fair value of restricted stock that vested in the three months ended March 31, 2019, was $1.5 million.

The following table summarizes the status of unvested restricted stock awards as of March 31, 2019, and changes during the three months then ended.

	Nonvested Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2019	146	$22.07
Granted	281	$7.93
Vested	(70)	$20.92
Forfeited	(18)	$18.98
Nonvested at March 31, 2019	339	$10.74
Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. PSU awards granted in 2019 were made pursuant to the NN, Inc. 2016 Omnibus Incentive Plan and a Performance Share Unit Agreement (the “2016 Omnibus Agreement”). Some PSUs are based on total shareholder return (“TSR Awards”), and other PSUs are based on return on invested capital (“ROIC Awards”).
The TSR Awards vest, if at all, upon our achieving a specified relative total shareholder return, which will be measured against the total shareholder return of the S&P SmallCap 600 Index during specified performance periods as defined in the 2016 Omnibus Agreement. The ROIC Awards vest, if at all, upon our achieving a specified average return on invested capital during the performance periods. Each performance period generally begins on January 1 of the year of grant and ends 36 months later on December 31.
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
The following table presents the goals with respect to TSR Awards and ROIC Awards granted in 2019.

TSR Awards:	Threshold Performance (50% of Shares)	Target Performance (100% of Shares)	Maximum Performance (150% of Shares)
2019 grants	35th Percentile	50th Percentile	75th Percentile

ROIC Awards:	Threshold Performance (35% of Shares)	Target Performance (100% of Shares)	Maximum Performance (150% of Shares)
2019 grants (1)	4.7%	5.8%	7.0%

(1)	For the ROIC Awards granted in 2019, the denominator of the calculation is different than in prior years, and therefore the target percentages are not comparable to historical target percentages.
We estimate the grant date fair value of TSR Awards using the Monte Carlo simulation model, as the total shareholder return metric is considered a market condition under ASC Topic 718, Compensation – stock compensation. The grant date fair value of ROIC Awards is based on the closing price of a share of our common stock on the date of grant.
The following table presents the number of awards granted and the grant date fair value of each award in the period presented.

	TSR Awards		ROIC Awards
Award Year	Shares (in thousands)	Grant Date Fair Value (per share)	Shares (in thousands)	Grant Date Fair Value (per share)
2019	136	$9.28	174	$7.93
We recognize expense for ROIC Awards based on the probable outcome of the associated performance condition. We generally recognize an expense for ROIC Awards based on the Target Performance threshold of 100% because, at the date of grant, the Target Performance is the probable level of performance achievement.
The following table summarizes the status of unvested PSUs as of March 31, 2019, and changes during the three months then ended.

	Nonvested TSR Awards		Nonvested ROIC Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2019	94	$26.84	100	$24.39
Granted	136	$9.28	174	$7.93
Forfeited	—	$—	—	$—
Nonvested at March 31, 2019	230	$16.47	274	$13.93
Note 15. Net Income (Loss) Per Share

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(18,600)	$(5,983)
Denominator:
Weighted average shares outstanding	41,972	27,597
Effect of dilutive stock options	—	—
Diluted shares outstanding	41,972	27,597
Per common share net loss:
Basic net loss per share	$(0.44)	$(0.22)
Diluted net loss per share	$(0.44)	$(0.22)
Cash dividends declared per share	$0.07	$0.07
The calculation of diluted net loss per share for the three months ended March 31, 2019 and 2018, excludes 0.7 million and 0.5 million potentially dilutive stock options, which had the effect of being anti-dilutive. Given the net loss for the three months ended March 31, 2019 and 2018, all options are considered anti-dilutive and were excluded from the calculation of diluted net loss per share.
Note 16. Fair Value Measurements
Fair value is an exit price representing the expected amount that an entity would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date. We followed consistent methods and assumptions to estimate fair values as more fully described in the 2018 Annual Report.
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and long-term debt. As of March 31, 2019, the carrying values of these financial instruments approximated fair value. The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. As of March 31, 2019, we had $10.6 million fixed-rate debt outstanding included in the “International lines of credit and other loans” line item within Note 9 to these Notes to Condensed Consolidated

Financial Statements. These fair values represent Level 2 under the three-tier hierarchy described above. Due to the nature of these loans, fair value approximates book value.
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
We manage our exposure to fluctuations in interest rates using a mix of fixed and variable rate debt. On February 8, 2019, we entered into a $700.0 million fixed-rate interest rate swap agreement that changed the LIBOR-based portion of the interest rate on a portion of our variable rate debt to a fixed rate of 2.4575% (the “interest rate swap”). The term of the interest rate swap is from the effective date of February 12, 2019, through the termination date of October 19, 2022 (the “interest rate swap term”). The interest rate swap effectively mitigates our exposures to the risks and variability of changes in LIBOR.
The notional amount of the interest rate swap will decrease over the interest rate swap term as follows:

Notional Amount
February 12, 2019 - December 30, 2020	$700,000
December 31, 2020 - December 30, 2021	466,667
December 31, 2021 - October 19, 2022	233,333
The objective of the interest rate swap is to eliminate the variability of cash flows in interest payments on the first $700.0 million of variable rate debt attributable to changes in benchmark one-month LIBOR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month LIBOR interest rates over the interest rate swap term. If one-month LIBOR is greater than the minimum percentage under the Senior Secured Term Loan, the changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable rate debt. The interest rate swap is designated as a cash flow hedge.
As of March 31, 2019, we reported $3.9 million loss , net of tax, in accumulated other comprehensive income related to the interest rate swap.
The following shows the liabilities measured at fair value on a recurring basis for the interest rate swap as of March 31, 2019.

	Fair Value Measurements as of March 31, 2019
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$543	$—
Derivative liability - other non-current liabilities	—	4,417	—
Total	$—	$4,960	$—

The inputs for determining fair value of the interest rate swap are classified as Level 2 inputs. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves, index forward curves, discount curves, and volatility surfaces. Counterparty to this derivative contracts is a highly rated financial institution which we believe carries only a minimal risk of nonperformance.
As of December 31, 2018, we had no interest rate swap agreements outstanding.

Note 17. Subsequent Event
Tennessee Shared Service Center Closure
On April 18, 2019, we announced the closure of our shared service center in Johnson City, Tennessee, effective at the end of June 2019. Closure of the Tennessee shared service center aligns with our focus on operating excellence and efficiency and is not expected to have a material impact on our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
NN, Inc., is a global diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for the medical, aerospace and defense, electrical, automotive, and general industrial markets. As used in this Quarterly Report on Form 10-Q, the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries. As of March 31, 2019, we had 51 facilities in North America, Europe, South America, and China.
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
For additional information concerning such risk factors and cautionary statements, please see the section titled “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we filed with the SEC on March 18, 2019 (the “2018 Annual Report”).
Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the three months ended March 31, 2019, that management believes are important to provide an understanding of the business and results of operations, or that may influence operations in the future.
Management Structure
In 2018, we implemented a new enterprise and management structure designed to accelerate growth and further balance our portfolio by aligning our strategic assets and businesses. Our businesses were reorganized into the Mobile Solutions, Power Solutions, and Life Sciences groups and are based principally on the end markets they serve. Mobile Solutions is focused on growth in the general industrial and automotive end markets. Power Solutions is focused on growth in the electrical and aerospace and defense end markets. Life Sciences is focused on growth in the medical end market.
Acquisitions
In February 2018, we acquired 100% of the assets of Bridgemedica, LLC (“Bridgemedica”). Bridgemedica is a medical device company that provides concept to supply solutions through design, development engineering, and manufacturing. Operating results of Bridgemedica are reported in our Life Sciences group.

In May 2018, we acquired 100% of the stock of PMG Intermediate Holding Corporation, the parent company of Paragon Medical, Inc. (“Paragon Medical”). Paragon Medical is a medical device manufacturer which focuses on the orthopedic, case and tray, implant, and instrument markets. Operating results of Paragon Medical are reported in our Life Sciences group.
In August 2018, we acquired 100% of the capital stock of Southern California Technical Arts, Inc. (“Technical Arts”). Technical Arts is an industrial machining company that manufactures tight tolerance metal components and assemblies. The acquisition of Technical Arts expands our presence in the aerospace and defense end market. Operating results of Technical Arts are reported in our Power Solutions group.
Three Months Ended March 31, 2019, compared to the Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019	2018	$ Change
Net sales	$213,256	$169,148	$44,108
Acquisitions				$55,224
Volume				(7,999)
Foreign exchange effects				(2,820)
Price/mix/inflation/other				(297)
Cost of sales (exclusive of depreciation and amortization shown separately below)	161,269	126,444	34,825
Acquisitions				$37,862
Volume				(4,300)
Foreign exchange effects				(2,346)
Cost reduction projects				(3,008)
Inflation				1,691
Mix/other				4,926
Selling, general and administrative expense	28,125	22,177	5,948
Acquisition related costs excluded from selling, general and administrative expense	—	1,776	(1,776)
Depreciation and amortization	23,425	14,281	9,144
Other operating (income) expense, net	(152)	22	(174)
Restructuring and integration expense	(12)	755	(767)
Income from operations	601	3,693	(3,092)
Interest expense	13,801	11,996	1,805
Loss on extinguishment of debt and write-off of debt issuance costs	2,699	—	2,699
Other (income) expense, net	729	(313)	1,042
Loss before (provision) benefit for income taxes and share of net income from joint venture	(16,628)	(7,990)	(8,638)
(Provision) benefit for income taxes	(2,241)	1,176	(3,417)
Share of net income from joint venture	269	831	(562)
Net loss	$(18,600)	$(5,983)	$(12,617)
Net Sales. Net sales increased by $44.1 million, or 26%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to $55.2 million of net sales attributable to the 2018 business acquisitions. The increase in sales was partially offset by a decrease in volume of $8.0 million, primarily as a result of lower demand within the automotive end market as well as unfavorable foreign exchange effects of $2.8 million, primarily in Brazil.
Cost of Sales. Cost of sales increased by $34.8 million, or 28%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to $37.9 million in cost of sales attributable to the 2018 business acquisitions. The increase in cost of sales was partially offset by lower volume of $4.3 million, consistent with the decrease in sales demand. The increase in cost of sales was also partially offset by favorable foreign exchange effects of $2.3 million and $3.0 million in cost savings from production process improvement projects. Inflation and wage increases contributed $1.7 million to the increase in cost of sales.
Selling, General and Administrative Expense. Selling, general and administrative expense increased by $5.9 million during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to the 2018 business acquisitions which collectively contributed $5.0 million to selling, general and administrative expense during the three months ended March 31, 2019. Infrastructure and staffing costs incurred related to our strategic initiatives, including integration of recent acquisitions and a global implementation of an enterprise resource planning (“ERP”) system, also contributed to the increase. These increases were partially offset by lower costs for professional services as a result of our strategic initiatives.
Acquisition Related Costs Excluded from Selling, General and Administrative Expense. Acquisition related costs decreased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, as there was no business acquisition activity during the three months ended March 31, 2019. The three months ended March 31, 2018, included professional service costs incurred in connection with the 2018 business acquisitions.
Depreciation and Amortization. Depreciation and amortization increased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, consistent with additions to intangible assets and property, plant and equipment, including $8.9 million from the 2018 business acquisitions. The increase in depreciation and amortization includes the effects of related fair value adjustments to certain property, plant and equipment and the addition of intangible assets, principally for customer relationships and trade names.
Other Operating (Income) Expense, Net. Other operating income, net, decreased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to a $0.2 million net gain on the sale of property, plant and equipment.
Restructuring and Integration Expense. Restructuring and integration expense decreased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to employee severance costs incurred in connection with implementing our new enterprise and management structure in 2018. Note 11 in the Notes to Condensed Consolidated Financial Statements provides more information regarding the effects of restructuring and integration on our operating results.
Interest Expense. Interest expense increased by $1.8 million during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to an increased balance in our Senior Secured Revolver as well as a higher variable interest rate. The increase was partially offset by the fixed-rate interest rate swap entered into in February 2019, which reduced the variability in the interest expense.

	Three Months Ended March 31,
	2019	2018
Interest on debt	$13,119	$10,802
Amortization of debt issuance costs	1,191	1,088
Capitalized interest	(553)	(205)
Other	44	311
Total interest expense	$13,801	$11,996
Loss on Extinguishment of Debt and Write-off of Unamortized Debt Issuance Costs. Loss on extinguishment of debt and write-off of unamortized debt issuance costs increased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due to costs written off due to the March 2019 amendment to the credit facility.
Provision/Benefit for Income Taxes. Our effective tax rate was (13.5)% for the three months ended March 31, 2019, compared to 14.7% for the three months ended March 31, 2018. Note 8 in the Notes to Condensed Consolidated Financial Statements describes the components of income taxes for each period presented.
Share of Net Income from Joint Venture. Our share of net income from a Chinese joint venture in our Mobile Solutions group decreased by $0.6 million primarily due to price and volume decreases resulting from reduced demand in the Chinese automotive market.

Results by Segment
MOBILE SOLUTIONS

	Three Months Ended March 31,
	2019	2018	$ Change
Net sales	$78,075	$89,794	$(11,719)
Volume				$(9,529)
Foreign exchange effects				(2,642)
Price/mix/inflation/other				452
Income from operations	$4,107	$9,785	$(5,678)
Net sales decreased during the during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to reduced demand within the North American and Chinese automotive markets, unfavorable foreign exchange effects, and the impact of reduced demand for components associated with programs nearing the end of life.
Income from operations decreased by $5.7 million compared to prior year due to lost variable margin on the above-referenced sales volume decline and costs associated with the launch of new fuel systems business within our European operations. These unfavorable impacts were partially offset by fixed cost reduction actions taken in response to the decline in sales volume.
POWER SOLUTIONS

	Three Months Ended March 31,
	2019	2018	$ Change
Net sales	$49,657	$48,682	$975
Acquisitions				$1,612
Volume				359
Foreign exchange effects				(178)
Price/mix/inflation/other				(818)
Income from operations	$3,824	$5,233	$(1,409)
Net sales increased during the during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to growth in sales to customers in the electrical products end market. Sales from the Technical Arts business, acquired in August 2018, contributed $1.6 million to the current quarter.
Income from operations decreased by $1.4 million compared to prior year primarily due to higher selling, general and administrative expenses associated with the 2018 business group resegmentation.
LIFE SCIENCES

	Three Months Ended March 31,
	2019	2018	$ Change
Net sales	$86,008	$31,200	$54,808
Acquisitions				$53,612
Volume				1,171
Price/mix/inflation/other				25
Income from operations	$3,846	$4,204	$(358)
Net sales increased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to $53.6 million of net sales attributable to the Paragon Medical and Bridgemedica acquisitions as well as a $1.2 million increase in core volume.
Income from operations decreased by $0.4 million compared to prior year primarily due to higher costs associated with the integration and transfer of production between legacy and acquired businesses, higher compensation-related expenses for personnel additions associated with management establishing a platform for future growth within the Life Sciences group, and higher selling, general and administrative expenses associated with the 2018 business group resegmentation. The decrease was partially offset by $3.8 million of income from operations attributable to the Paragon Medical and Bridgemedica acquisitions.

Changes in Financial Condition from December 31, 2018, to March 31, 2019
From December 31, 2018, to March 31, 2019, total assets increased by $79.4 million primarily due to the initial recognition of operating lease assets as of January 1, 2019, pursuant to ASC 842. Overall, accounts receivable increased consistently with sales growth. Inventories increased as our plants prepare for second quarter sales. Days inventory outstanding decreased by approximately two days as our businesses met expected customer demand on a timely basis and due to managing procurement based on market price projections.
From December 31, 2018, to March 31, 2019, total liabilities increased by $102.8 million, primarily due to the initial recognition of operating lease liabilities as of January 1, 2019, pursuant to ASC 842, an increased balance in our Senior Secured Revolver used to fund operations, and recognition of the fair value of the interest rate swap.
Working capital, which consists principally of cash, accounts receivable, inventories, and other current assets offset by accounts payable, accrued payroll costs, income taxes payable, current maturities of long-term debt, current portion of lease liabilities, and other current liabilities, was $149.3 million as of March 31, 2019, compared to $151.8 million as of December 31, 2018. The decrease in working capital was due primarily to the increase in accounts receivable and inventories consistent with our sales growth offset by an increase in accounts payable due to inventory growth, and the initial recognition of operating lease liabilities.
Cash used by operations was $2.7 million for the three months ended March 31, 2019, compared with cash used by operations of $1.0 million for the three months ended March 31, 2018. The difference was primarily due to higher interest payments during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Cash used by investing activities was $3.7 million for the three months ended March 31, 2019, compared with cash used by investing activities of $32.8 million for the three months ended March 31, 2018. The decrease was primarily due to cash received from the liquidation of the short-term investment during 2019 and cash paid in 2018 for the 2018 business acquisitions. These decreases were partially offset by an increase in investment in property, plant and equipment during the three months ended March 31, 2019.
Cash provided by financing activities was $8.9 million for the three months ended March 31, 2019, compared with cash used by financing activities of $6.3 million for the three months ended March 31, 2018. The difference was primarily due to an increase in net borrowings under our credit facility for the three months ended March 31, 2019.
During 2018, as a result of our annual goodwill impairment analysis performed during the fourth quarter of 2018, we recorded an impairment of $109.1 million in our Power Solutions group. After the impairment, Power Solutions reported a goodwill balance of $94.5 million at December 31, 2018. Given the carrying value of the Power Solutions reporting unit was equal to its fair value at December 31, 2018 as a result of the 2018 goodwill impairment, if actual performance of the Power Solutions reporting unit falls short of expected results, additional material impairment charges may be required. During the first quarter of 2019, we reassessed the relevant facts and circumstances and concluded there was no impairment during the period. We will continue to monitor and assess Power Solutions during 2019.
Based on the closing price of a share of our common stock as of March 31, 2019, our market capitalization had declined to a level that is less than the net book value of our stockholders’ equity. A prolonged or significant decline in market capitalization could be an indicator of additional goodwill impairment. Given the increase in our market capitalization subsequent to March 31, 2019, and factoring in a reasonable control premium, we concluded that our market capitalization was not an indication of additional goodwill impairment. We will continue to monitor our market capitalization to determine if an indicator of impairment exists in subsequent periods.
Liquidity and Capital Resources
Overview
As of March 31, 2019, we had $20.3 million of cash and $56.7 million of unused borrowing capacity under our Senior Secured Revolver. We believe that these sources of cash and funds generated from our consolidated operations will provide sufficient cash flow to service the required debt and interest payments under our existing credit facility and to fund our operating activities, capital expenditure requirements, and dividend payments.
Our arrangements with customers typically provide that payments are due within 30 to 60 days following the date of shipment. We invoice and receive payment from many of our customers in euros as well as other currencies. Additionally, we are party to various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. As a result of these sales, loans, payables, and receivables, our foreign exchange transaction and translation risk is elevated. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. As of March 31, 2019, no currency derivatives were in place. In addition, a strengthening of the U.S. dollar and/or euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.
For the next twelve months, we expect the sum of capital expenditures and assets procured under finance leases to remain relatively consistent with 2018 spending levels, the majority of which relate to new or expanded business or continuous improvement programs. We believe that funds generated from continuing operations and borrowings from the Senior Secured Revolver will be sufficient to finance capital expenditures and working capital needs through this period. We base these assertions on current unused borrowing capacity under our Senior Secured Revolver of $56.7 million and forecasted positive cash flow from operations for the next twelve months.
In June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, commonly referred to as “Brexit.” The uncertainty surrounding the terms of the United Kingdom’s withdrawal and the timing (deadline to leave was extended to October 31, 2019), could adversely impact consumer and investor confidence, and the level of consumer purchases of discretionary items and retail products, including our products. Any of these effects, among others, could materially adversely affect our business, results of operations, and financial condition. We will continue to monitor and evaluate the potential effect Brexit has on our business, results of operations, and financial condition.
On February 8, 2019, we entered into a $700.0 million fixed-rate interest rate swap agreement (the “interest rate swap”) that changed the LIBOR-based portion of the interest rate on a portion of our variable rate debt to a fixed rate of 2.4575%. The term of the interest rate swap is from the effective date of February 12, 2019, through the termination date of October 19, 2022, with a declining notional amount over the term of the interest rate swap. Refer to Note 16 in the Notes to Condensed Consolidated Financial Statements for further discussion about the interest rate swap.
Credit Facility
Aggregate principal amounts outstanding under our Senior Secured Term Loan, Incremental Term Loan, and Senior Secured Revolver as of March 31, 2019, were $862.8 million (without regard to unamortized debt issuance costs). As of March 31, 2019, we had unused borrowing capacity of $56.7 million under the Senior Secured Revolver, subject to certain limitations. This amount of borrowing capacity is net of $12.1 million of outstanding letters of credit at March 31, 2019, which are considered as usage of the Senior Secured Revolver.
Collectively, our Senior Secured Term Loan, Incremental Term Loan, and Senior Secured Revolver comprise our credit facility. Total available capacity under the Senior Secured Revolver was $125.0 million as of March 31, 2019. The Senior Secured Revolver matures on October 19, 2020.
The Senior Secured Term Loan requires quarterly principal payments of $1.4 million through October 19, 2022, with the remaining principal amount due on the maturity date. If one-month LIBOR is less than 0.75%, then we pay 4.50% per annum in interest. If one-month LIBOR exceeds 0.75%, then we pay the variable one-month LIBOR plus an applicable margin of 3.75%. Based on the outstanding balance and interest rate in effect at March 31, 2019, annual interest payments would have been $33.1 million.
The Incremental Term Loan requires quarterly principal payments of $3.0 million through April 3, 2021, with the remaining principal amount due on the maturity date. The Incremental Term Loan bears interest at the variable one-month LIBOR plus an applicable margin of 3.25%. Based on the outstanding balance and interest rate in effect at March 31, 2019, annual interest payments would have been $15.9 million.
The Senior Secured Revolver bears interest at the variable one-month LIBOR plus an applicable margin of 3.50%. Based on the outstanding balance and interest rate in effect at March 31, 2019, annual interest payments would have been $3.4 million. We pay a quarterly commitment fee at an annual rate of 0.50% on the Senior Secured Revolver for unused borrowing capacity.
Covenants
Our credit facility is subject to certain financial covenants based on a consolidated net leverage ratio, as defined in the credit facility agreement. The financial covenants are effective when we have outstanding borrowings under our Senior Secured Revolver on the last day of any fiscal quarter, become more restrictive over time, and are dependent upon our operational and financial performance. If our operational or financial performance is below our expectations, we may be required to take actions to reduce expenditures and decrease our net indebtedness to maintain compliance in future periods. We had $56.2 million outstanding under the Senior Secured Revolver at March 31, 2019, and we were in compliance with all covenants under our credit facility.
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
Critical Accounting Policies
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2018 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2018 Annual Report. There have been no changes to these policies during the three months ended March 31, 2019, except as discussed in Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
Variable Rate Debt
At March 31, 2019, we had $530.6 million of principal outstanding under the variable rate Senior Secured Term Loan, without regard to debt issuance costs. At March 31, 2019, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Senior Secured Term Loan would result in interest expense increasing annually by approximately $5.3 million.
At March 31, 2019, we had $276.0 million of principal outstanding under the Incremental Term Loan, without regard to debt issuance costs. At March 31, 2019, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Incremental Term Loan would result in interest expense increasing annually by approximately $2.8 million.
At March 31, 2019, we had $56.2 million of principal outstanding under the Senior Secured Revolver, without regard to debt issuance costs. At March 31, 2019, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Senior Secured Revolver would result in interest expense increasing annually by approximately $0.6 million.
Interest Rate Swaps and Hedging Activities
Our policy is to manage interest expense using a mix of fixed and variable rate debt. In February 2019, we entered into a $700.0 million fixed-rate interest rate swap agreement changed the LIBOR-based portion of the interest rate on a portion of our variable rate debt to a fixed rate of 2.4575%. The term of the interest rate swap is from the effective date of February 12, 2019, through the termination date of October 19, 2022, with a declining notional amount over the term of the interest rate swap. Refer to Note 16 in the Notes to Condensed Consolidated Financial Statements for further discussion about the interest rate swap. The nature and amount of borrowings may vary as a result of future business requirements, market conditions, and other factors.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We participate in various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. From time to time, we may use foreign currency derivatives to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency derivatives as of March 31, 2019.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, as a result of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Previously Identified Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
We did not maintain an effective control environment due to a lack of a sufficient complement of personnel with an appropriate level of knowledge, experience, and training commensurate with our financial reporting requirements. This material weakness resulted in immaterial errors to other current assets; property, plant and equipment, net; goodwill; investment in joint venture; other non-current assets; accounts payable; accrued salaries, wages and benefits; other current liabilities; deferred tax liabilities; accumulated other comprehensive income; selling, general and administrative expense; depreciation and amortization; other operating expense/income; write-off of unamortized debt issuance costs; provision/benefit for income taxes; comprehensive income/loss; and cash flows in our consolidated financial statements for the years ended December 31, 2017, 2016, and 2015. These immaterial errors also resulted in a revision to previously issued financial statements for the periods December 31, 2017 and December 31, 2016. Additionally, this material weakness could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Notwithstanding the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our condensed consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, and in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
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
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended March 31, 2019, we implemented technology, processes, and controls related to the recording of right-of-use assets and liabilities in connection with the adoption of ASC 842, Leases, as described in Note 1 and Note 10 in the Notes to Condensed Consolidated Financial Statements. Otherwise, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended March 31, 2019.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Brazil ICMS Tax Matter
Prior to the acquisition of Autocam Corporation in 2014 (“Autocam”), Autocam’s Brazilian subsidiary (“Autocam Brazil”) received notification from the Brazilian tax authority regarding ICMS (state value added tax or “VAT”) tax credits claimed on intermediary materials (e.g., tooling and perishable items) used in the manufacturing process. The Brazilian tax authority notification disallowed state ICMS tax credits claimed on intermediary materials based on the argument that these items are not intrinsically related to the manufacturing processes. Autocam Brazil filed an administrative defense with the Brazilian tax authority arguing, among other matters, that it should qualify for an ICMS tax credit, contending that the intermediary materials are directly related to the manufacturing process.
We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. The matter encompasses several lawsuits filed with the Brazilian courts requesting declaratory actions that no tax is due or seeking a stay of execution on the collection of the tax. In 2018, we obtained a favorable decision in one of the declaratory actions for which the period for appeal has expired. We have filed actions in each court requesting dismissal of the matter based on the earlier court action. Although we anticipate a favorable resolution to all matters, we can provide no assurances that we will be successful in achieving dismissal of all pending cases. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at March 31, 2019, for this matter.
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
There have been no material changes to the risk factors disclosed in our 2018 Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 18, 2019, under Item 1A. “Risk Factors.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
January 2019	—	$—	—	—
February 2019	—	—	—	—
March 2019	18,311	7.71	—	—
Total	18,311	$7.71	—	—

_______________________________

(1)
Shares were withheld to pay for tax obligations due upon the vesting of restricted stock held by certain employees granted under the NN, Inc. 2016 Omnibus Incentive Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description

10.1*	Separation Agreement, dated as of April 1, 2017, by and between NN, Inc. and D. Gail Nixon.

10.2*	Separation Agreement, dated as of April 1, 2017, by and between NN, Inc. and J. Robbie Atkinson.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: May 10, 2019	/s/ Richard D. Holder
Richard D. Holder
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: May 10, 2019	/s/ Thomas C. Burwell, Jr.
Thomas C. Burwell, Jr.
Senior Vice President—Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: May 10, 2019	/s/ Michael C. Felcher
Michael C. Felcher
Vice President—Chief Accounting Officer
(Principal Accounting Officer)