Form 10-Q
period 2019-06-30
NN INC
filed 2019-08-09
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of August 2, 2019, there were 42,366,961 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
Amounts in thousands, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$221,666	$196,349	$434,922	$365,497
Cost of sales (exclusive of depreciation and amortization shown separately below)	163,513	148,640	324,782	275,084
Selling, general and administrative expense	26,743	26,641	54,868	48,818
Acquisition related costs excluded from selling, general and administrative expense	—	3,437	—	5,213
Depreciation and amortization	22,924	16,258	46,349	30,539
Restructuring and integration expense, net	—	1,591	(12)	2,346
Other operating (income) expense, net	388	74	236	96
Income (loss) from operations	8,098	(292)	8,699	3,401
Interest expense	13,958	15,988	27,759	27,984
Loss on extinguishment of debt and write-off of debt issuance costs	—	12,938	2,699	12,938
Other (income) expense, net	57	1,887	786	1,574
Loss before (provision) benefit for income taxes and share of net income from joint venture	(5,917)	(31,105)	(22,545)	(39,095)
Benefit (provision) for income taxes	(577)	5,947	(2,818)	7,123
Share of net income (loss) from joint venture	(203)	647	66	1,478
Net loss	$(6,697)	$(24,511)	$(25,297)	$(30,494)
Other comprehensive loss:
Change in fair value of interest rate swap, net of tax	(6,962)	—	(10,818)	—
Foreign currency translation loss	(1,434)	(15,781)	(172)	(10,316)
Other comprehensive loss	$(8,396)	$(15,781)	$(10,990)	$(10,316)
Comprehensive loss	$(15,093)	$(40,292)	$(36,287)	$(40,810)
Basic net loss per share
Net loss per share	$(0.16)	$(0.89)	$(0.60)	$(1.10)
Weighted average shares outstanding	42,028	27,696	42,000	27,632
Diluted net loss per share
Net loss per share	$(0.16)	$(0.89)	$(0.60)	$(1.10)
Weighted average shares outstanding	42,028	27,696	42,000	27,632
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
Amounts in thousands

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$22,077	$17,988
Accounts receivable, net	151,289	133,421
Inventories	128,526	122,615
Income tax receivable	419	946
Other current assets	16,433	21,901
Total current assets	318,744	296,871
Property, plant and equipment, net	368,445	361,028
Operating lease right-of-use assets	65,300	—
Goodwill	439,632	439,452
Intangible assets, net	351,797	376,248
Investment in joint venture	20,406	20,364
Other non-current assets	7,961	7,607
Total assets	$1,572,285	$1,501,570
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,500	$65,694
Accrued salaries, wages and benefits	29,980	24,636
Current maturities of long-term debt	25,115	31,280
Current portion of operating lease liabilities	7,272	—
Other current liabilities	23,472	23,420
Total current liabilities	149,339	145,030
Deferred tax liabilities	83,623	93,482
Non-current income tax payable	3,671	3,875
Long-term debt, net of current portion	850,376	811,471
Operating lease liabilities, net of current portion	64,152	—
Other non-current liabilities	43,263	29,417
Total liabilities	1,194,424	1,083,275
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock - $0.01 par value, authorized 90,000 shares, 42,367 and 42,104 shares issued and outstanding at June 30, 2019, and December 31, 2018, respectively	424	421
Additional paid-in capital	513,380	511,545
Retained deficit	(93,328)	(62,046)
Accumulated other comprehensive loss	(42,615)	(31,625)
Total stockholders’ equity	377,861	418,295
Total liabilities and stockholders’ equity	$1,572,285	$1,501,570
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended June 30, 2019 and 2018
(Unaudited)
Amounts in thousands

	Common Stock
	Number of shares	Par value	Additional paid in capital	Retained deficit	Accumulated other comprehensive loss	Total
Balance, March 31, 2019	42,367	$424	$512,274	$(83,639)	$(34,219)	$394,840
Net loss	—	—	—	(6,697)	—	(6,697)
Cash dividends declared	—	—	—	(2,992)	—	(2,992)
Share-based compensation expense	—	—	1,106	—	—	1,106
Change in fair value of interest rate swap, net of tax of $1,993	—	—	—	—	(6,962)	(6,962)
Foreign currency translation loss	—	—	—	—	(1,434)	(1,434)
Adoption of new accounting standard (Note 1)	—	—	—	—	—	—
Balance, June 30, 2019	42,367	$424	$513,380	$(93,328)	$(42,615)	$377,861

	Common Stock
	Number of shares	Par value	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, March 31, 2018	27,666	$276	$293,704	$203,159	$(12,280)	$484,859
Net loss	—	—	—	(24,511)	—	(24,511)
Cash dividends declared	—	—	—	(1,930)	—	(1,930)
Shares issued for option exercises	4	—	32	—	—	32
Share-based compensation expense	78	1	1,077	—	—	1,078
Restricted shares and performance shares forgiven for taxes and forfeited	(19)	—	(433)	—	—	(433)
Foreign currency translation loss	—	—	—	—	(15,781)	(15,781)
Balance, June 30, 2018	27,729	$277	$294,380	$176,718	$(28,061)	$443,314
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2019 and 2018
(Unaudited)
Amounts in thousands

	Common Stock
	Number of shares	Par value	Additional paid in capital	Retained deficit	Accumulated other comprehensive loss	Total
Balance, December 31, 2018	42,104	$421	$511,545	$(62,046)	$(31,625)	$418,295
Net loss	—	—	—	(25,297)	—	(25,297)
Cash dividends declared	—	—	—	(5,934)	—	(5,934)
Share-based compensation expense	281	3	1,976	—	—	1,979
Restricted shares forgiven for taxes and forfeited	(18)	—	(141)	—	—	(141)
Change in fair value of interest rate swap, net of tax of $3,097	—	—	—	—	(10,818)	(10,818)
Foreign currency translation loss	—	—	—	—	(172)	(172)
Adoption of new accounting standard (Note 1)	—	—	—	(51)	—	(51)
Balance, June 30, 2019	42,367	$424	$513,380	$(93,328)	$(42,615)	$377,861

	Common Stock
	Number of shares	Par value	Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2017	27,572	$275	$292,494	$211,080	$(17,745)	$486,104
Net loss	—	—	—	(30,494)	—	(30,494)
Cash dividends declared	—	—	—	(3,884)	—	(3,884)
Shares issued for option exercises	27	—	274	—	—	274
Share-based compensation expense	165	2	2,332	—	—	2,334
Restricted shares and performance shares forgiven for taxes and forfeited	(35)	—	(720)	—	—	(720)
Foreign currency translation loss	—	—	—	—	(10,316)	(10,316)
Adoption of new accounting standard	—	—	—	16	—	16
Balance, June 30, 2018	27,729	$277	$294,380	$176,718	$(28,061)	$443,314
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Amounts in thousands

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(25,297)	$(30,494)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	46,349	30,539
Amortization of debt issuance costs	2,354	2,313
Loss on extinguishment of debt and write-off of debt issuance costs	2,699	12,938
Share of net income from joint venture, net of cash dividends received	(66)	(1,478)
Compensation expense from issuance of share-based awards	1,979	2,334
Deferred income taxes	(6,762)	(34)
Other	540	214
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,723)	(17,256)
Inventories	(5,826)	(10,742)
Accounts payable	(1,405)	(4,653)
Income taxes receivable and payable, net	315	(8,695)
Other	7,210	5,589
Net cash provided by (used by) operating activities	4,367	(19,425)
Cash flows from investing activities
Acquisition of property, plant and equipment	(28,994)	(28,888)
Proceeds from liquidation of short-term investment	8,000	—
Cash paid to acquire businesses, net of cash received	—	(393,481)
Other	1,223	625
Net cash used by investing activities	(19,771)	(421,744)
Cash flows from financing activities
Cash paid for debt issuance or prepayment costs	(967)	(16,703)
Dividends paid	(5,913)	(3,854)
Proceeds from long-term debt	46,630	270,000
Repayment of long-term debt	(12,055)	(16,000)
Proceeds from (repayments of) short-term debt, net	(6,218)	9,703
Other	(1,759)	(2,410)
Net cash provided by financing activities	19,718	240,736
Effect of exchange rate changes on cash flows	(225)	(806)
Net change in cash and cash equivalents	4,089	(201,239)
Cash and cash equivalents at beginning of period	17,988	224,446
Cash and cash equivalents at end of period	$22,077	$23,207
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NN, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2019
(Unaudited)
Amounts in thousands, except per share data
Note 1. Interim Financial Statements
Nature of Business
NN, Inc. is a global diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for the medical, aerospace and defense, electrical, automotive, and general industrial markets. As used in this Quarterly Report on Form 10-Q (this “Quarterly Report), the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries. As of June 30, 2019, we had 51 facilities in North America, Europe, South America, and China.
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited, except that the Condensed Consolidated Balance Sheet as of December 31, 2018, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2019. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three and six months ended June 30, 2019 and 2018; financial position as of June 30, 2019, and December 31, 2018; and cash flows for the six months ended June 30, 2019 and 2018, on a basis consistent with our audited consolidated financial statements other than the adoption of new accounting standards, such as the new lease standard (see Note 10). These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly the Company’s financial position and operating results for the interim periods.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the interim financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2018 Annual Report. The results for the three and six months ended June 30, 2019, are not necessarily indicative of results for the year ending December 31, 2019, or any other future periods.
Except for per share data or as otherwise indicated, all U.S. dollar amounts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.
Accounting Standards Recently Adopted
Leases. On January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842, Leases, which superseded ASC 840, Leases. We adopted ASC 842 utilizing the modified retrospective transition approach; therefore, historical financial information and disclosures do not reflect the new standard and will continue to be presented under the previous lease accounting guidance. Under the modified retrospective transition method, we recognized the cumulative effect of the initial adoption adjustment to the opening balance of retained deficit as of January 1, 2019. The adoption adjustment to retained deficit was $0.1 million. As part of the adoption of ASC 842, we elected the package of practical expedients, the short-term lease exemption, and the practical expedient to not separate lease and non-lease components. We recorded lease-related assets and liabilities to our balance sheet for leases with terms greater than twelve months that were classified as operating leases and not previously recorded on our balance sheet. See Note 10 for the required disclosures related to ASC 842.
Derivatives and Hedging. In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, (“ASU 2017-12”). ASU 2017-12 provides new rules that expand the hedging strategies that qualify for hedge accounting. The new rules also allow additional time to complete hedge effectiveness testing and allow qualitative assessments subsequent to initial quantitative tests if there is a supportable expectation that the hedge will remain highly effective. We adopted the guidance on January 1, 2019. We have applied the new rules to 2019 hedging activities as disclosed in Note 16 to these condensed consolidated financial statements. The new guidance has no effect on our historical financial statements.
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
Accounting Standards Not Yet Adopted
Fair Value Disclosures. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, that modifies fair value disclosure requirements. The new guidance could impact us by streamlining disclosures of Level 3 fair value measurements. The modified disclosures are effective for us beginning in the first quarter of 2020, with early adoption allowed. ASU 2018-13 changes disclosures only and does not impact our financial condition, results of operations, or cash flows. We are in the process of evaluating the effects of this guidance on our fair value disclosures.
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
Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses on certain financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for us on January 1, 2020, using a modified retrospective approach, with early adoption permitted. We are in the process of evaluating the effects of this guidance on our financial statements.
Note 2. Acquisitions
Paragon Medical, Inc.
On May 7, 2018, we acquired 100% of the stock of PMG Intermediate Holding Corporation, the parent company of Paragon Medical, Inc. (“Paragon Medical”). For accounting purposes, Paragon Medical meets the definition of a business and has been accounted for as a business combination. Paragon Medical is a medical device manufacturer that focuses on the orthopedic, case and tray, implant, and instrument markets. This acquisition continues our strategic focus to expand our Life Sciences portfolio as well as create a balanced business by diversifying our products and finished device offerings. We have finalized the purchase price allocation and recorded measurement period adjustments to the initial allocation as disclosed in our 2018 Annual Report.
Beginning May 7, 2018, our consolidated results of operations include the results of Paragon Medical.
The unaudited pro forma financial results shown in the table below for the three and six months ended June 30, 2018, combine the consolidated results of NN and Paragon Medical giving effect to the Paragon Medical acquisition as if it had been completed on January 1, 2017. The unaudited pro forma financial results do not give effect to any of our other acquisitions that occurred after January 1, 2017, and do not include any anticipated synergies or other assumed benefits of the Paragon Medical acquisition. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the Paragon Medical acquisition been completed as of January 1, 2017.
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

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Pro forma net sales	$210,902	$420,731
Pro forma net loss	$(12,017)	$(20,078)
Basic net loss per share	$(0.43)	$(0.73)
Diluted net loss per share	$(0.43)	$(0.73)

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
Note 3. Segment Information
We determined our reportable segments under the provisions of U.S. GAAP related to disclosures about segments of an enterprise. Management has concluded that Mobile Solutions, which is focused on growth in the general industrial and automotive end markets; Power Solutions, which is focused on growth in the electrical and aerospace and defense end markets; and Life Sciences, which is focused on growth in the medical end market, constitute our operating segments. Mobile Solutions, Power Solutions, and Life Sciences are considered operating segments as each engages in business activities for which it earns revenues and incurs expenses, discrete financial information is available for each, and this is the level at which the Chief Operating Decision Maker (“CODM”) reviews discrete financial information for purposes of allocating resources and assessing performance.
Segment Results
The following table presents results of operations for each reportable segment.

	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations		Total
Three Months Ended June 30, 2019
Net sales	$79,444	$51,393	$91,332	$(503)	(a)	$221,666
Income (loss) from operations	$4,092	$5,682	$9,305	$(10,981)		$8,098
Interest expense						(13,958)
Other						(57)
Loss before provision for income taxes and share of net income from joint venture						$(5,917)
Three Months Ended June 30, 2018
Net sales	$88,079	$49,820	$59,153	$(703)	(a)	$196,349
Income (loss) from operations	$7,380	$6,000	$2,041	$(15,713)		$(292)
Interest expense						(15,988)
Other						(14,825)
Loss before benefit for income taxes and share of net income from joint venture						$(31,105)

	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations		Total
Six Months Ended June 30, 2019
Net sales	$157,519	$101,050	$177,340	$(987)	(a)	$434,922
Income (loss) from operations	$8,199	$9,506	$13,151	$(22,157)		$8,699
Interest expense						(27,759)
Other						(3,485)
Loss before benefit for income taxes and share of net income from joint venture						$(22,545)
Six Months Ended June 30, 2018
Net sales	$177,873	$98,502	$90,353	$(1,231)	(a)	$365,497
Income (loss) from operations	$17,165	$11,233	$6,245	$(31,242)		$3,401
Interest expense						(27,984)
Other						(14,512)
Loss before benefit for income taxes and share of net income from joint venture						$(39,095)
_______________________________

(a)	Includes elimination of intersegment transactions occurring during the ordinary course of business.

	Total Assets as of
	June 30, 2019	December 31, 2018
Mobile Solutions	$396,398	$356,387
Power Solutions	309,516	297,947
Life Sciences	815,626	802,770
Corporate and Consolidations	50,745	44,466
Total	$1,572,285	$1,501,570
Note 4. Inventories
Inventories are comprised of the following amounts:

	June 30, 2019	December 31, 2018
Raw materials	$53,789	$52,930
Work in process	49,051	42,578
Finished goods	25,686	27,107
Total inventories	$128,526	$122,615
Note 5. Goodwill
The following table shows changes in the carrying amount of goodwill.

	Mobile Solutions	Power Solutions	Life Sciences	Total
Balance as of December 31, 2018	$—	$94,505	$344,947	$439,452
Currency impacts/Other	—	196	(16)	180
Balance as of June 30, 2019	$—	$94,701	$344,931	$439,632
Based on the closing price of a share of our common stock as of June 30, 2019, our market capitalization was in excess of the net book value of our stockholders’ equity. Subsequent to June 30, 2019, our market capitalization declined to a level less than the net book value of our stockholders’ equity. A prolonged or significant decline in market capitalization could be an indicator of additional goodwill impairment. We will continue to monitor our market capitalization to determine if an indicator of impairment exists in subsequent periods.

During 2018, as a result of our annual goodwill impairment analysis performed during the fourth quarter of 2018, we recorded an impairment of $109.1 million in our Power Solutions group. Subsequent to the impairment, at December 31, 2018, Power Solutions reported a goodwill balance of $94.5 million. Given the carrying value of the Power Solutions group was equal to its fair value at December 31, 2018, as a result of the 2018 goodwill impairment, if actual performance of the Power Solutions group falls short of expected results, additional material impairment charges may be required. During the second quarter of 2019, we assessed for triggering events that would signify the need to perform an impairment test and concluded there were no triggering events during the period. We will continue to monitor and assess Power Solutions during 2019.
Note 6. Intangible Assets, Net
The following table shows changes in the carrying amount of intangible assets, net.

	Mobile Solutions	Power Solutions	Life Sciences	Total
Balance as of December 31, 2018	$35,892	$95,991	$244,365	$376,248
Amortization	(1,770)	(5,497)	(17,193)	(24,460)
Currency impacts/Other	2	—	7	9
Balance as of June 30, 2019	$34,124	$90,494	$227,179	$351,797
Note 7. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method.
The following table summarizes activity related to our investment in the JV.

Balance as of December 31, 2018	$20,364
Share of earnings	66
Foreign currency translation gain	(24)
Balance as of June 30, 2019	$20,406
During the fourth quarter of 2018, as a result of changing market conditions, the fair value of the JV was assessed and we recorded an impairment of $16.6 million against our investment in the JV. The fair value assessment was significantly affected by changes in our assessment of future growth rates. It is reasonably possible that material deviation of future performance from the estimates used in the 2018 valuation could result in additional impairment to our investment in the JV in subsequent periods. During the second quarter of 2019, we assessed for triggering events that would signify the need to perform an impairment test and concluded there were no triggering events during the period.
We recognized sales to the JV of less than $0.1 million and $0.1 million during the three and six months ended June 30, 2019, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively.
Note 8. Income Taxes
Our effective tax rate was (9.8)% and (12.5)% for the three months and six months ended June 30, 2019, respectively, and 19.1% and 18.2% for the three months and six months ended June 30, 2018, respectively. Our 2019 effective tax rate differs from the U.S. federal statutory tax rate of 21% principally due to a discrete tax charge of $6.0 million related to final tax regulations published by the Department of the Treasury and Internal Revenue Service on February 4, 2019. The 2019 effective tax rate was also impacted by the minimum tax on global intangible low-tax income (“GILTI”) and earnings outside the United States, which are taxed at different rates than the U.S. federal statutory tax rate of 21%. The effective tax rate for the three months ended June 30, 2019, was primarily impacted by changes in the full year forecast book income (loss) within each jurisdiction in which the Company operates.
Our 2018 effective tax rate differed from the U.S. federal statutory tax rate of 21% due to permanent differences including GILTI and earnings outside the United States, which were taxed at different rates than the U.S. federal statutory rate of 21%.

Note 9. Debt
Collectively, our credit facility is comprised of a term loan with a face amount of $545.0 million, maturing on October 19, 2022 (the “Senior Secured Term Loan”); a term loan with a face amount of $300.0 million, maturing on April 3, 2021 (the Incremental Term Loan”); and a revolving line of credit with a face amount of $110.0 million, maturing on October 19, 2020 (the “Senior Secured Revolver”). The credit facility is collateralized by all of our assets.
The following table presents debt balances as of June 30, 2019, and December 31, 2018.

	June 30, 2019	December 31, 2018
Senior Secured Term Loan	$529,188	$532,063
Incremental Term Loan	273,000	279,000
Senior Secured Revolver	76,382	38,720
International lines of credit and other loans	9,683	9,810
Total principal	888,253	859,593
Less—current maturities of long-term debt	25,115	31,280
Principal, net of current portion	863,138	828,313
Less—unamortized debt issuance costs	12,762	16,842
Long-term debt, net of current portion	$850,376	$811,471
We capitalized interest costs amounting to $0.5 million and $0.3 million in the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $0.5 million in the six months ended June 30, 2019 and 2018, respectively, related to construction in progress.
Senior Secured Term Loan
Outstanding borrowings under the Senior Secured Term Loan bear interest at the greater of 0.75% or one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 3.75%. At June 30, 2019, the Senior Secured Term Loan bore interest at 6.15%.
Incremental Term Loan
Outstanding borrowings under the Incremental Term Loan bear interest at one-month LIBOR plus an applicable margin of 3.25%. At June 30, 2019, the Incremental Term Loan bore interest of 5.65%.
Senior Secured Revolver
Outstanding borrowings under the Senior Secured Revolver bear interest on a variable rate structure with borrowings bearing interest at either one-month LIBOR plus an applicable margin of 3.50% or the prime lending rate plus an applicable margin of 2.50%. At June 30, 2019, the weighted average interest rate on outstanding borrowings under the Senior Secured Revolver was 6.02%. We pay an annual commitment fee of 0.50% for unused capacity under the Senior Secured Revolver on a quarterly basis.
On March 15, 2019, we amended our existing credit facility (the “March 2019 amendment”) to amend the defined terms within the credit facility. We paid $0.8 million of debt issuance costs related to the March 2019 amendment, which was recorded as a direct reduction to the carrying amount of the associated long-term debt. Additionally, $2.7 million of unamortized debt issuance costs related to the modification of the credit facility were written off.
On June 11, 2019, we amended our existing credit facility (the “June 2019 amendment”) to reduce the total available capacity under the Senior Secured Revolver from $125.0 million to $100.0 million, reduce the maximum capacity from $143.0 million to $110.0 million, and modify the consolidated net leverage ratio, as defined in the credit facility agreement, which is utilized for certain financial covenants. We paid $0.2 million of debt issuance costs related to the June 2019 amendment, which was recorded as a direct reduction to the carrying amount of the associated long-term debt.
We had $76.4 million outstanding under the Senior Secured Revolver at June 30, 2019. Total capacity under the Senior Secured Revolver was $100.0 million as of June 30, 2019 with $11.5 million available for future borrowings after reductions for outstanding letters of credit and outstanding borrowings as of June 30, 2019. Our credit facility is subject to certain financial covenants based on a consolidated net leverage ratio. The financial covenants are effective when we have outstanding borrowings under our Senior Secured Revolver on the last day of any fiscal quarter, become more restrictive over time, and are dependent upon our operational and financial performance. If our operational or financial performance does not improve in line with our expectations, we may be required to take actions to reduce expenditures and decrease our net indebtedness to maintain compliance in future periods. We were in compliance with all covenants under our credit facility at June 30, 2019.

Our Senior Secured Revolver matures on October 19, 2020, which will require us to either extend the maturity date of the Senior Secured Revolver, generate sufficient cash flow through improved operational performance or other means to pay off any outstanding balance on the Senior Secured Revolver or seek additional forms of financing prior to the maturity date. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. If we are unable to extend the maturity date or refinance amounts due under our Senior Secured Revolver, or our operational performance fails to generate sufficient cash flows, we may be required to take additional actions to address our liquidity needs.
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
Short-term leases are leases having a term of twelve months or less. We recognize short-term leases on a straight-line basis and do not record a related lease asset or liability for such leases. Finance lease ROU assets consist of equipment used in the manufacturing process with terms between thirteen months and five years. Operating lease ROU assets consist of the following:

•	Equipment used in the manufacturing process as well as office equipment with terms between thirteen months and five years; and

•	Manufacturing plants and office facilities with terms between thirteen months and 25 years.
The following table presents components of lease expense for the three and six months ended June 30, 2019:

	Financial Statement Line Item	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost:
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$361	$683
Interest expense	Interest expense	56	109
Operating lease cost	Cost of sales and selling, general and administrative expense	3,398	6,833
Short-term lease cost (1)	Cost of sales and selling, general and administrative expense	105	211
Total lease cost		$3,920	$7,836
_______________________________
(1) Excludes expenses related to leases with a lease term of one month or less.

The following table presents the lease-related assets and liabilities recorded on the balance sheet as of June 30, 2019:

	Financial Statement Line Item	June 30, 2019
Lease assets and liabilities:
Assets
Operating lease assets	Operating lease right-of-use assets	$65,300
Finance lease assets	Property, plant and equipment, net	13,534
Total lease assets		$78,834

Liabilities
Current liabilities
Operating lease liabilities	Current portion of operating lease liabilities	$7,272
Finance lease liabilities	Other current liabilities	2,331
Non-current liabilities
Operating lease liabilities	Operating lease liabilities, net of current portion	64,152
Finance lease liabilities	Other non-current liabilities	6,376
Total lease liabilities		$80,131
The following table contains supplemental information related to leases for the six months ended June 30, 2019:

Supplemental Cash Flows Information	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$109
Operating cash flows from operating leases	10,667
Financing cash flows from finance leases	1,618
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,878
As of June 30, 2019, the weighted average remaining lease term and weighted-average discount rate for finance and operating leases was as follows:

	Weighted-Average Remaining Lease Term (years)	Weighted-Average Discount Rate
Finance leases	3.9	2.4%
Operating leases	10.1	8.2%
The maturities of lease liabilities in excess of twelve months as of June 30, 2019, is as follows:

	Operating Leases	Finance Leases
2019 (1)	$6,612	$1,542
2020	11,885	2,263
2021	11,025	2,249
2022	10,768	2,030
2023	9,233	1,118
Thereafter	57,127	72
Total future minimum lease payments	106,650	9,274
Less: imputed interest	35,226	567
Total lease liabilities	$71,424	$8,707

(1)	For the period from July 1, 2019 to December 31, 2019.

As of June 30, 2019, we have an additional operating lease commitment that has not yet commenced that would require us to pay a total of approximately $21.9 million base rent payments over the lease term of 15 years. This lease is expected to commence during the third quarter of 2020.
The following table summarizes the future minimum lease payments under operating leases with initial or non-cancelable lease terms in excess of one year prior to adoption of ASC 842 as reported in the 2018 Annual Report.

Year Ending December 31,
2019	$13,337
2020	11,515
2021	10,557
2022	10,293
2023	8,752
Thereafter	53,945
Total minimum payments	$108,399
During the three and six months ended June 30, 2018, we recognized rent expense of $2.4 million and $4.5 million, respectively.
Note 11. Restructuring and Integration
The following tables summarize restructuring and integration charges incurred for the three months ended June 30, 2018 and the six months ended June 30, 2019 and 2018. There were no restructuring and integration charges incurred for the three months ended June 30, 2019.

	Three Months Ended June 30, 2018
	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations	Total
Severance and other employee costs	$—	$—	$1,596	$—	$1,596
Site closure and other associated costs	(5)	—	—	—	(5)
Total	$(5)	$—	$1,596	$—	$1,591

	Six Months Ended June 30, 2019
	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations	Total
Severance and other employee costs	$—	$—	$—	$—	$—
Site closure and other associated costs	(12)	—	—	—	(12)
Total	$(12)	$—	$—	$—	$(12)

	Six Months Ended June 30, 2018
	Mobile Solutions	Power Solutions	Life Sciences	Corporate and Consolidations	Total
Severance and other employee costs	$—	$—	$1,596	$728	$2,324
Site closure and other associated costs	22	—	—	—	22
Total	$22	$—	$1,596	$728	$2,346
The following table summarizes restructuring and integration reserve activity for the six months ended June 30, 2019.

	Reserve Balance as of December 31, 2018	Charges	Non-cash Adjustments	Cash Reductions	Reserve Balance as of June 30, 2019
Severance and other employee costs	$1,122	$—	$—	$(392)	$730
Site closure and other associated costs	24	(12)	—	(12)	—
Total	$1,146	$(12)	$—	$(404)	$730

The amount accrued for restructuring and integration costs represents what we expect to pay over the next 1.7 years. We expect to pay $0.5 million within the next twelve months.
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
We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. The matter encompasses several lawsuits filed with the Brazilian courts requesting declaratory actions that no tax is due or seeking a stay of execution on the collection of the tax. In 2018, we obtained a favorable decision in one of the declaratory actions for which the period for appeal has expired. We have filed actions in each court requesting dismissal of the matter based on the earlier court action. Although we anticipate a favorable resolution to all matters, we can provide no assurances that we will be successful in achieving dismissal of all pending cases. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at June 30, 2019, for this matter.
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
The following tables summarize sales to external customers by major source.

	Three Months Ended June 30, 2019
	Mobile Solutions	Power Solutions	Life Sciences	Intersegment Sales Eliminations	Total
United States	$44,512	$40,580	$74,229	$(503)	$158,818
China	9,318	1,598	1,873	—	12,789
Germany	1,316	21	8,447	—	9,784
Brazil	9,636	80	—	—	9,716
Mexico	5,066	4,235	117	—	9,418
Switzerland	1,153	25	3,509	—	4,687
Other	8,443	4,854	3,157	—	16,454
Total net sales	$79,444	$51,393	$91,332	$(503)	$221,666

	Three Months Ended June 30, 2018
	Mobile Solutions	Power Solutions	Life Sciences	Intersegment Sales Eliminations	Total
United States	$48,142	$41,924	$48,441	$(703)	$137,804
China	11,581	959	1,312	—	13,852
Mexico	7,236	3,348	167	—	10,751
Brazil	9,637	—	29	—	9,666
Germany	1,551	—	3,816	—	5,367
Switzerland	1,294	29	1,720	—	3,043
Other	8,638	3,560	3,668	—	15,866
Total net sales	$88,079	$49,820	$59,153	$(703)	$196,349

	Six Months Ended June 30, 2019
	Mobile Solutions	Power Solutions	Life Sciences	Intersegment Sales Eliminations	Total
United States	$88,969	$81,695	$142,572	$(987)	$312,249
China	18,471	3,436	3,565	—	25,472
Germany	2,722	37	17,332	—	20,091
Brazil	18,018	149	—	—	18,167
Mexico	10,444	6,944	244	—	17,632
Switzerland	2,512	41	6,775	—	9,328
Other	16,383	8,748	6,852	—	31,983
Total net sales	$157,519	$101,050	$177,340	$(987)	$434,922

	Six Months Ended June 30, 2018
	Mobile Solutions	Power Solutions	Life Sciences	Intersegment Sales Eliminations	Total
United States	$97,797	$82,052	$78,994	$(1,231)	$257,612
China	23,162	2,444	1,438	—	27,044
Mexico	14,472	6,545	339	—	21,356
Brazil	19,522	50	29	—	19,601
Germany	3,085	7	3,817	—	6,909
Switzerland	2,700	29	1,720	—	4,449
Poland	3,971	18	1	—	3,990
Other	13,164	7,357	4,015	—	24,536
Total net sales	$177,873	$98,502	$90,353	$(1,231)	$365,497
Deferred Revenue
The following table provides information about contract liabilities from contracts with customers.

Deferred Revenue
Balance at January 1, 2019	$2,974
Balance at June 30, 2019	$2,953
Revenue recognized during the three and six months ended June 30, 2019, from amounts included in deferred revenue at the beginning of the period for performance obligations satisfied or partially satisfied during the period, was approximately $0.9 million and $1.6 million, respectively.

Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2019, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
Sales Concentration
During the three months ended June 30, 2019, we recognized sales from a single customer of $23.0 million, or 10.4% of consolidated net sales. During the six months ended June 30, 2019, we recognized sales from a single customer of $45.1 million, or 10.4% of consolidated net sales. Revenues from this customer are in our Life Sciences and Power Solutions groups. No customers represented more than 10% of our net sales during the three and six months ended June 30, 2018.
Note 14. Shared-Based Compensation
The following table lists the components of share-based compensation expense by type of award.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$169	$152	$361	$358
Restricted stock	502	397	961	856
Performance share units	435	529	657	1,120
Share-based compensation expense	$1,106	$1,078	$1,979	$2,334
Stock Options
During the six months ended June 30, 2019, we granted options to purchase 210,400 shares to certain key employees. The weighted average grant date fair value of the options granted during the six months ended June 30, 2019, was $2.77 per share. The fair value of our options cannot be determined by market value because they are not traded in an open market. Accordingly, we utilized the Black Scholes financial pricing model to estimate the fair value.
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
The expected volatility rate is derived from our actual common stock historical volatility over the same time period as the expected term. The volatility rate is derived by a mathematical formula utilizing daily closing price data.
The forfeiture rate is determined from examining the historical pre-vesting forfeiture patterns of past option issuances to key employees. While the forfeiture rate is not an input of the Black Scholes model for determining the fair value of the options, it is an important determinant of stock option compensation expense to be recorded.

The following table summarizes stock option activity for the six months ended June 30, 2019.

	Number of Options (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	771	$15.17
Granted	210	7.93
Exercised	—			$—
Forfeited or expired	(5)	24.41
Outstanding at June 30, 2019	976	$13.56	6.1	$—	(1)
Exercisable at June 30, 2019	701	$14.26	4.8	$—	(1)
_______________________________

(1)
The aggregate intrinsic value is the sum of intrinsic values for each exercisable individual option grant. The intrinsic value is the amount by which the closing market price of our stock at June 30, 2019, was greater than the exercise price of any individual option grant.

Restricted Stock
During the six months ended June 30, 2019, we granted 281,065 restricted stock awards to non-executive directors, officers and certain other key employees. The shares of restricted stock granted during the six months ended June 30, 2019, vest pro-rata over three years for officers and certain other key employees and over one year for non-executive directors. We determined the fair value of the shares awarded by using the closing price of our common stock as of the date of grant. The weighted average grant date value of restricted stock granted in the six months ended June 30, 2019, was $7.93 per share. Total grant-date fair value of restricted stock that vested in the six months ended June 30, 2019, was $1.5 million.
The following table summarizes the status of unvested restricted stock awards as of June 30, 2019, and changes during the six months then ended.

	Nonvested Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2019	146	$22.07
Granted	281	7.93
Vested	(70)	20.92
Forfeited	(18)	18.98
Nonvested at June 30, 2019	339	$10.74
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
The following table summarizes the status of unvested PSUs as of June 30, 2019, and changes during the six months then ended.

	Nonvested TSR Awards		Nonvested ROIC Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2019	94	$26.84	100	$24.39
Granted	136	9.28	174	7.93
Forfeited	—	—	—	—
Nonvested at June 30, 2019	230	$16.47	274	$13.93

Note 15. Net Income (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(6,697)	$(24,511)	$(25,297)	$(30,494)
Denominator:
Weighted average shares outstanding	42,028	27,696	42,000	27,632
Effect of dilutive stock options	—	—	—	—
Diluted shares outstanding	42,028	27,696	42,000	27,632
Per common share net loss:
Basic net loss per share	$(0.16)	$(0.89)	$(0.60)	$(1.10)
Diluted net loss per share	$(0.16)	$(0.89)	$(0.60)	$(1.10)
Cash dividends declared per share	$0.07	$0.07	$0.14	$0.14
The calculation of diluted net loss per share for the three and six months ended June 30, 2019, excludes 0.8 million and 0.8 million, respectively, of potentially dilutive stock options, which had the effect of being anti-dilutive. The calculation of diluted net loss per share for the three and six months ended June 30, 2018, excludes 0.8 million and 0.8 million, respectively, of potentially dilutive stock options, which had the effect of being anti-dilutive. Given the net loss for the three and six months ended June 30, 2019 and 2018, all options are considered anti-dilutive and were excluded from the calculation of diluted net loss per share.
Note 16. Fair Value Measurements
Fair value is an exit price representing the expected amount that an entity would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date. We followed consistent methods and assumptions to estimate fair values as more fully described in the 2018 Annual Report.
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and long-term debt. As of June 30, 2019, the carrying values of these financial instruments approximated fair value. The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. The fair value of our outstanding fixed-rate debt included in the “International lines of credit and other loans” line item within Note 9 to these Notes to Condensed Consolidated Financial Statements was $9.5 million and $10.4 million as of June 30, 2019 and December 31, 2018, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The book value of our outstanding fixed-rate debt included in the “International lines of credit and other loans” line item within Note 9 to these Notes to Condensed Consolidated Financial Statements was $9.4 million and $9.8 million as of June 30, 2019 and December 31, 2018, respectively.
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
As of June 30, 2019, we reported a $10.8 million loss, net of tax, in accumulated other comprehensive income related to the interest rate swap.
The following shows the liabilities measured at fair value on a recurring basis for the interest rate swap as of June 30, 2019.

	Fair Value Measurements as of June 30, 2019
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$4,244	$—
Derivative liability - other non-current liabilities	—	9,671	—
Total	$—	$13,915	$—

The inputs for determining fair value of the interest rate swap are classified as Level 2 inputs. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves, index forward curves, discount curves, and volatility surfaces. Counterparty to this derivative contract is a highly rated financial institution which we believe carries only a minimal risk of nonperformance.
As of December 31, 2018, we had no interest rate swap agreements or other derivative financial instruments outstanding.
Note 17. Subsequent Event
On August 8, 2019, we signed a definitive agreement to sell our former headquarters building in Johnson City, Tennessee, for net proceeds of approximately $4 million.  We anticipate the closing of this sale will occur during the third quarter of 2019 and result in no material gain or loss as a result of the disposition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
NN, Inc. is a global diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for the medical, aerospace and defense, electrical, automotive, and general industrial markets. As used in this Quarterly Report, the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc. and its subsidiaries. As of June 30, 2019, we had 51 facilities in North America, Europe, South America, and China.
Forward-Looking Statements
This Quarterly Report contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to NN, Inc., based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of management’s control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector, competitive influences, risks that current customers will commence or increase captive production, risks of capacity underutilization, quality issues, availability of raw materials, currency and other risks associated with international trade, our dependence on certain major customers, the impact of acquisitions and divestitures, the level of our indebtedness, the restrictions contained in our debt agreements, our ability to obtain financing at favorable rates, if at all, and to refinance existing debt as it matures, unanticipated difficulties integrating acquisitions, new laws and governmental regulations, and other risk factors and cautionary statements listed from time-to-time in our periodic reports filed with the Securities and Exchange Commission. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements included herein or therein to reflect future events or developments.
For additional information concerning such risk factors and cautionary statements, please see the section titled “Item 1A. Risk Factors” in the 2018 Annual Report.
Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the six months ended June 30, 2019, that management believes are important to provide an understanding of the business and results of operations, or that may influence operations in the future.
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
In May 2018, we acquired 100% of the stock of PMG Intermediate Holding Corporation, the parent company of Paragon Medical, Inc. (“Paragon Medical”). Paragon Medical is a medical device manufacturer that focuses on the orthopedic, case and tray, implant, and instrument markets. Operating results of Paragon Medical are reported in our Life Sciences group.
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

Three Months Ended June 30, 2019, compared to the Three Months Ended June 30, 2018

	Three Months Ended June 30,
	2019	2018	$ Change
Net sales	$221,666	$196,349	$25,317
Acquisitions				$19,457
Volume				7,579
Foreign exchange effects				(2,371)
Price/mix/inflation/other				652
Cost of sales (exclusive of depreciation and amortization shown separately below)	163,513	148,640	14,873
Acquisitions				$13,159
Volume				6,757
Foreign exchange effects				(1,882)
Cost reduction projects				(5,637)
Inflation				2,958
Mix/other				(482)
Selling, general and administrative expense	26,743	26,641	102
Acquisition related costs excluded from selling, general and administrative expense	—	3,437	(3,437)
Depreciation and amortization	22,924	16,258	6,666
Other operating (income) expense, net	388	74	314
Restructuring and integration expense, net	—	1,591	(1,591)
Income (loss) from operations	8,098	(292)	8,390
Interest expense	13,958	15,988	(2,030)
Loss on extinguishment of debt and write-off of debt issuance costs	—	12,938	(12,938)
Other (income) expense, net	57	1,887	(1,830)
Loss before (provision) benefit for income taxes and share of net income from joint venture	(5,917)	(31,105)	25,188
Benefit (provision) for income taxes	(577)	5,947	(6,524)
Share of net income (loss) from joint venture	(203)	647	(850)
Net loss	$(6,697)	$(24,511)	$17,814
Net Sales. Net sales increased by $25.3 million, or 13%, in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to $19.5 million of net sales attributable to the 2018 business acquisitions as well as an increase in volume of $7.6 million, as a result of an increase in core volume in the medical end market partially offset by lower demand within the automotive end market. The increase in net sales was partially offset by unfavorable foreign exchange effects of $2.4 million, primarily in Brazil and China.
Cost of Sales. Cost of sales increased by $14.9 million, or 10%, in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to $13.2 million in cost of sales attributable to the 2018 business acquisitions. The increase in cost of sales was partially offset by favorable foreign exchange effects of $1.9 million and $5.6 million in cost savings from production process improvement projects. Material and labor inflation contributed $3.0 million to the increase in cost of sales.
Selling, General and Administrative Expense. Selling, general and administrative expense increased by $0.1 million during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to the 2018 business acquisitions, which collectively contributed $2.2 million to selling, general and administrative expense during the three months ended June 30, 2019, as well as severance and employee-related costs associated with the closure of the Johnson City, Tennessee, shared service center in June 2019 and the chief financial officer transition. These increases were offset by lower costs for professional services as a result of our strategic initiatives, including integration of recent acquisitions.
Acquisition Related Costs Excluded from Selling, General and Administrative Expense. Acquisition related costs decreased during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, as there was no business acquisition activity during the three months ended June 30, 2019. The three months ended June 30, 2018, included professional service costs incurred in connection with the 2018 business acquisitions.

Depreciation and Amortization. Depreciation and amortization increased during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, consistent with additions to intangible assets and property, plant and equipment, including $2.8 million from the 2018 business acquisitions. The increase in depreciation and amortization includes the effects of related fair value adjustments to certain property, plant and equipment and the addition of intangible assets, principally for customer relationships and trade names.
Restructuring and Integration Expense. Restructuring and integration expense decreased during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to employee severance costs incurred in connection with the Paragon Medical acquisition in 2018. Note 11 in the Notes to Condensed Consolidated Financial Statements provides more information regarding the effects of restructuring and integration on our operating results.
Interest Expense. Interest expense decreased by $2.0 million during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to the $200.0 million secured second lien term loan facility (“Second Lien Facility”), which was executed in May 2018 and repaid in full in September 2018.

	Three Months Ended June 30,
	2019	2018
Interest on debt	$13,067	$14,875
Amortization of debt issuance costs	1,162	1,225
Capitalized interest	(532)	(253)
Other	261	141
Total interest expense	$13,958	$15,988
Loss on Extinguishment of Debt and Write-off of Unamortized Debt Issuance Costs. Loss on extinguishment of debt and write-off of unamortized debt issuance costs decreased during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, due to costs written off associated with the Second Lien Facility and amendment to the existing credit facility in May 2018.
Other (income) expense, net. Other (income) expense, net decreased during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to unfavorable foreign exchange effects associated with intercompany borrowings during the three months ended June 30, 2018.
Provision/Benefit for Income Taxes. Our effective tax rate was (9.8)% for the three months ended June 30, 2019, compared to 19.1% for the three months ended June 30, 2018. Note 8 in the Notes to Condensed Consolidated Financial Statements describes the components of income taxes for each period presented.
Share of Net Income from Joint Venture. Our share of net income from a Chinese joint venture in our Mobile Solutions group decreased by $0.9 million primarily due to price and volume decreases resulting from reduced demand in the Chinese automotive market.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended June 30,
	2019	2018	$ Change
Net sales	$79,444	$88,079	$(8,635)
Volume				$(7,264)
Foreign exchange effects				(1,823)
Price/mix/inflation/other				452
Income from operations	$4,092	$7,380	$(3,288)
Net sales decreased during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to lower demand within the North American and Chinese automotive markets, unfavorable foreign exchange effects, and the impact of reduced demand for components associated with programs nearing the end of life.
Income from operations decreased by $3.3 million compared to prior year due to lost variable margin on the above-referenced sales volume decline and costs associated with the launch of new fuel systems business within our European operations. These unfavorable impacts were partially offset by fixed cost reduction actions taken in response to the decline in sales volume.

POWER SOLUTIONS

	Three Months Ended June 30,
	2019	2018	$ Change
Net sales	$51,393	$49,820	$1,573
Acquisitions				$1,719
Volume				219
Foreign exchange effects				(365)
Income from operations	$5,682	$6,000	$(318)
Net sales increased during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to $1.7 million of net sales attributable to the Technical Arts acquisition. The increase in net sales was partially offset by unfavorable foreign exchange effects.
Income from operations decreased by $0.3 million compared to prior year primarily due to higher selling, general and administrative expenses associated with the 2018 business group resegmentation.
LIFE SCIENCES

	Three Months Ended June 30,
	2019	2018	$ Change
Net sales	$91,332	$59,153	$32,179
Acquisitions				$17,738
Volume				14,624
Foreign exchange effects				(183)
Income from operations	$9,305	$2,041	$7,264
Net sales increased during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to $17.7 million of net sales attributable to the Paragon Medical acquisition as well as a $14.6 million increase in core volume.
Income from operations increased by $7.3 million compared to prior year primarily due to an increase in sales volume as well as the Paragon Medical acquisition.

Six Months Ended June 30, 2019, compared to the Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019	2018	$ Change
Net sales	$434,922	$365,497	$69,425
Acquisitions				$74,705
Volume				(1,184)
Foreign exchange effects				(5,244)
Price/mix/inflation/other				1,148
Cost of sales (exclusive of depreciation and amortization shown separately below)	324,782	275,084	49,698
Acquisitions				$51,024
Volume				1,689
Foreign exchange effects				(4,286)
Cost reduction projects				(11,676)
Inflation				5,154
Mix/other				7,793
Selling, general and administrative expense	54,868	48,818	6,050
Acquisition related costs excluded from selling, general and administrative expense	—	5,213	(5,213)
Depreciation and amortization	46,349	30,539	15,810
Other operating (income) expense, net	236	96	140
Restructuring and integration expense, net	(12)	2,346	(2,358)
Income (loss) from operations	8,699	3,401	5,298
Interest expense	27,759	27,984	(225)
Loss on extinguishment of debt and write-off of debt issuance costs	2,699	12,938	(10,239)
Other (income) expense, net	786	1,574	(788)
Loss before (provision) benefit for income taxes and share of net income from joint venture	(22,545)	(39,095)	16,550
Benefit (provision) for income taxes	(2,818)	7,123	(9,941)
Share of net income (loss) from joint venture	66	1,478	(1,412)
Net loss	$(25,297)	$(30,494)	$5,197
Net Sales. Net sales increased by $69.4 million, or 19.0%, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to $74.7 million of net sales attributable to the 2018 business acquisitions. The increase in net sales was partially offset by a decrease in volume of $1.2 million, primarily as a result of lower demand within the automotive end market as well as unfavorable foreign exchange effects of $5.2 million, primarily in Brazil and China.
Cost of Sales. Cost of sales increased by $49.7 million, or 18.1%, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to $51.0 million in cost of sales attributable to the 2018 business acquisitions as well as an increase in volume of $1.7 million. The increase in cost of sales was partially offset by favorable foreign exchange effects of $4.3 million and $11.7 million in cost savings from production process improvement projects. Material and labor inflation as well as mix, primarily in our Mobile Solutions business, contributed $5.2 million and $7.5 million, respectively, to the increase in cost of sales.
Selling, General and Administrative Expense. Selling, general and administrative expense increased by $6.1 million during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to the 2018 business acquisitions which collectively contributed $7.3 million to selling, general and administrative expense during the six months ended June 30, 2019. The increase was partially offset by lower costs for professional services as a result of our strategic initiatives, including integration of recent acquisitions.
Acquisition Related Costs Excluded from Selling, General and Administrative Expense. Acquisition related costs decreased during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, as there was no business acquisition activity during the six months ended June 30, 2019. The six months ended June 30, 2018, included professional service costs incurred in connection with the 2018 business acquisitions.

Depreciation and Amortization. Depreciation and amortization increased during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, consistent with additions to intangible assets and property, plant and equipment, including $11.8 million from the 2018 business acquisitions. The increase in depreciation and amortization includes the effects of related fair value adjustments to certain property, plant and equipment and the addition of intangible assets, principally for customer relationships and trade names.
Restructuring and Integration Expense. Restructuring and integration expense decreased during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to employee severance costs incurred in connection with implementing our new enterprise and management structure as well as the Paragon Medical acquisition in 2018. Note 11 in the Notes to Condensed Consolidated Financial Statements provides more information regarding the effects of restructuring and integration on our operating results.
Interest Expense. Interest expense decreased by $0.2 million during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to the $200.0 million secured second lien term loan facility (“Second Lien Facility”), which was executed in May 2018 and repaid in full in September 2018.

	Six Months Ended June 30,
	2019	2018
Interest on debt	$26,185	$25,839
Amortization of debt issuance costs	2,354	2,313
Capitalized interest	(1,084)	(458)
Other	304	290
Total interest expense	$27,759	$27,984
Loss on Extinguishment of Debt and Write-off of Unamortized Debt Issuance Costs. Loss on extinguishment of debt and write-off of unamortized debt issuance costs decreased during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, due to costs written off associated with the Second Lien Facility and amendment to the existing credit facility in May 2018 offset by costs written off associated with the March 2019 amendment to the credit facility.
Other (income) expense, net. Other (income) expense, net decreased during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to unfavorable foreign exchange effects associated with intercompany borrowings during the six months ended June 30, 2018.
Provision/Benefit for Income Taxes. Our effective tax rate was (12.5)% for the six months ended June 30, 2019, compared to 18.2% for the six months ended June 30, 2018. Note 8 in the Notes to Condensed Consolidated Financial Statements describes the components of income taxes for each period presented.
Share of Net Income from Joint Venture. Our share of net income from a Chinese joint venture in our Mobile Solutions group decreased by $1.4 million primarily due to price and volume decreases resulting from reduced demand in the Chinese automotive market.
Results by Segment
MOBILE SOLUTIONS

	Six Months Ended June 30,
	2019	2018	$ Change
Net sales	$157,519	$177,873	$(20,354)
Volume				$(16,561)
Foreign exchange effects				(4,697)
Price/mix/inflation/other				904
Income from operations	$8,199	$17,165	$(8,966)
Net sales decreased during the during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to lower demand within the North American and Chinese automotive markets, unfavorable foreign exchange effects, and the impact of reduced demand for components associated with programs nearing the end of life.
Income from operations decreased by $9.0 million compared to prior year due to lost variable margin on the above-referenced sales volume decline and costs associated with the launch of new fuel systems business within our European operations. These unfavorable impacts were partially offset by fixed cost reduction actions taken in response to the decline in sales volume.

POWER SOLUTIONS

	Six Months Ended June 30,
	2019	2018	$ Change
Net sales	$101,050	$98,502	$2,548
Acquisitions				$3,331
Volume				(418)
Foreign exchange effects				(365)
Income from operations	$9,506	$11,233	$(1,727)
Net sales increased during the during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to $3.3 million of net sales attributable to the Technical Arts acquisition. The increase in net sales was partially offset by lower demand in the electrical products end market.
Income from operations decreased by $1.7 million compared to prior year primarily due to higher selling, general and administrative expenses associated with the 2018 business group resegmentation and lower demand in the electrical products end market.
LIFE SCIENCES

	Six Months Ended June 30,
	2019	2018	$ Change
Net sales	$177,340	$90,353	$86,987
Acquisitions				$71,374
Volume				15,795
Foreign exchange effects				(182)
Income from operations	$13,151	$6,245	$6,906
Net sales increased during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to $71.4 million of net sales attributable to the Paragon Medical and Bridgemedica acquisitions as well as a $15.8 million increase in core volume.
Income from operations increased by $6.9 million compared to prior year primarily due to an increase in sales volume as well as the Paragon Medical and Bridgemedica acquisitions.
Changes in Financial Condition from December 31, 2018, to June 30, 2019
From December 31, 2018, to June 30, 2019, total assets increased by $70.7 million primarily due to the initial recognition of operating lease assets as of January 1, 2019, pursuant to ASC 842. Overall, accounts receivable increased consistently with sales growth. Inventories increased as our plants prepare for third and fourth quarter sales. Days inventory outstanding decreased by approximately one day as our businesses met expected customer demand on a timely basis and due to managing procurement based on market price projections.
From December 31, 2018, to June 30, 2019, total liabilities increased by $111.1 million, primarily due to the initial recognition of operating lease liabilities as of January 1, 2019, pursuant to ASC 842, an increased balance in our Senior Secured Revolver used to fund operations, and recognition of the fair value of the interest rate swap.
Working capital, which consists principally of cash, accounts receivable, inventories, and other current assets offset by accounts payable, accrued payroll costs, income taxes payable, current maturities of long-term debt, current portion of lease liabilities, and other current liabilities, was $169.4 million as of June 30, 2019, compared to $151.8 million as of December 31, 2018. The increase in working capital was due primarily to the increase in accounts receivable and inventories consistent with our sales growth and a decrease in accounts payable due a decrease in days payable outstanding offset by the initial recognition of operating lease liabilities.
Cash provided by operations was $4.4 million for the six months ended June 30, 2019, compared with cash used by operations of $19.4 million for the six months ended June 30, 2018. The difference was primarily due to higher receipts from operating revenues as a result of the increase in net sales as well as changes in net working capital during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Cash used by investing activities was $19.8 million for the six months ended June 30, 2019, compared with cash used by investing activities of $421.7 million for the six months ended June 30, 2018. The decrease was primarily due to cash paid for the Paragon Medical and Bridgemedica acquisitions in 2018 partially offset by cash received from the liquidation of the short-term investment during 2019.
Cash provided by financing activities was $19.7 million for the six months ended June 30, 2019, compared with cash provided by financing activities of $240.7 million for the six months ended June 30, 2018. The difference was primarily due to proceeds from the Second Lien Facility used to partially finance the Paragon Medical acquisition in 2018.
During 2018, as a result of our annual goodwill impairment analysis performed during the fourth quarter of 2018, we recorded an impairment of $109.1 million in our Power Solutions group. Subsequent to the impairment, at December 31, 2018, Power Solutions reported a goodwill balance of $94.5 million. Given the carrying value of the Power Solutions group was equal to its fair value at December 31, 2018 as a result of the 2018 goodwill impairment, if actual performance of the Power Solutions group falls short of expected results, additional material impairment charges may be required. During the second quarter of 2019, we assessed for triggering events that would signify the need to perform an impairment test and concluded there were no triggering events during the period. We will continue to monitor and assess Power Solutions during 2019.
Based on the closing price of a share of our common stock as of June 30, 2019, our market capitalization was in excess of the net book value of our stockholders’ equity. Subsequent to June 30, 2019, our market capitalization declined to a level less than the net book value of our stockholders’ equity. A prolonged or significant decline in market capitalization could be an indicator of additional goodwill impairment. We will continue to monitor our market capitalization to determine if an indicator of impairment exists in subsequent periods.
Liquidity and Capital Resources
Overview
As of June 30, 2019, we had $22.1 million of cash and $11.5 million of unused borrowing capacity under our Senior Secured Revolver. We believe that these sources of cash and funds generated from our consolidated operations will provide sufficient cash flow to service the required debt and interest payments under our existing credit facility and to fund our operating activities, capital expenditure requirements, and dividend payments.
Our arrangements with customers typically provide that payments are due within 30 to 60 days following the date of shipment. We invoice and receive payment from many of our customers in euros as well as other currencies. Additionally, we are party to various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. As a result of these sales, loans, payables, and receivables, we are exposed to foreign exchange transaction and translation risk. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. As of June 30, 2019, no currency derivatives were in place. In addition, a strengthening of the U.S. dollar and/or euro against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.
For the next twelve months, we do not expect the sum of capital expenditures and assets procured under finance leases to materially change from 2018 spending levels, the majority of which relate to new or expanded business or continuous improvement programs. We believe that funds generated from continuing operations and borrowings from the Senior Secured Revolver will be sufficient to finance capital expenditures, working capital, and operational needs through this period.
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
Credit Facility
Aggregate principal amounts outstanding under our Senior Secured Term Loan, Incremental Term Loan, and Senior Secured Revolver as of June 30, 2019, were $878.6 million (without regard to unamortized debt issuance costs). As of June 30, 2019, we had unused borrowing capacity of $11.5 million under the Senior Secured Revolver, subject to certain limitations. This amount of borrowing capacity is net of $12.1 million of outstanding letters of credit at June 30, 2019, which are considered as usage of the Senior Secured Revolver.

Collectively, our Senior Secured Term Loan, Incremental Term Loan, and Senior Secured Revolver comprise our credit facility. On June 11, 2019, we amended our existing credit facility to reduce the total available capacity under the Senior Secured Revolver from $125.0 million to $100.0 million, reduce the maximum capacity from $143.0 million to $110.0 million, and modify the consolidated net leverage ratio, as defined in the credit facility agreement. Total available capacity under the Senior Secured Revolver was $100.0 million as of June 30, 2019. The Senior Secured Revolver matures on October 19, 2020.
The Senior Secured Term Loan requires quarterly principal payments of $1.4 million through October 19, 2022, with the remaining principal amount due on the maturity date. If one-month LIBOR is less than 0.75%, then we pay 4.50% per annum in interest. If one-month LIBOR exceeds 0.75%, then we pay the variable one-month LIBOR plus an applicable margin of 3.75%. Based on the outstanding balance and interest rate in effect at June 30, 2019, annual interest payments would have been $32.6 million.
The Incremental Term Loan requires quarterly principal payments of $3.0 million through April 3, 2021, with the remaining principal amount due on the maturity date. The Incremental Term Loan bears interest at the variable one-month LIBOR plus an applicable margin of 3.25%. Based on the outstanding balance and interest rate in effect at June 30, 2019, annual interest payments would have been $15.4 million.
The Senior Secured Revolver bears interest on a variable rate structure with borrowings bearing interest at either one-month LIBOR plus an applicable margin of 3.50% or the prime lending rate plus an applicable margin of 2.50%. Based on the outstanding balance and weighted average interest rate at June 30, 2019, annual interest payments would have been $4.6 million. We pay a quarterly commitment fee at an annual rate of 0.50% on the Senior Secured Revolver for unused borrowing capacity.
Covenants
We had $76.4 million outstanding under the Senior Secured Revolver at June 30, 2019. Total capacity under the Senior Secured Revolver was $100.0 million as of June 30, 2019 with $11.5 million available for future borrowings after reductions for outstanding letters of credit and outstanding borrowings as of June 30, 2019. Our credit facility is subject to certain financial covenants based on a consolidated net leverage ratio. The financial covenants are effective when we have outstanding borrowings under our Senior Secured Revolver on the last day of any fiscal quarter, become more restrictive over time, and are dependent upon our operational and financial performance. If our operational or financial performance does not improve in line with our expectations, we may be required to take actions to reduce expenditures and decrease our net indebtedness to maintain compliance in future periods. We were in compliance with all covenants under our credit facility at June 30, 2019.
Our Senior Secured Revolver matures on October 19, 2020, which will require us to either extend the maturity date of the Senior Secured Revolver, generate sufficient cash flow through improved operational performance or other means to pay off any outstanding balance on the Senior Secured Revolver or seek additional forms of financing prior to the maturity date. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. If we are unable to extend the maturity date or refinance amounts due under our Senior Secured Revolver, or our operational performance fails to generate sufficient cash flows, we may be required to take additional actions to address our liquidity needs.
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
Critical Accounting Policies
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2018 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2018 Annual Report. There have been no changes to these policies during the six months ended June 30, 2019, except as discussed in Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

Recent Accounting Pronouncements
See Note 1 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

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
Interest Rate Risk
Variable Rate Debt
At June 30, 2019, we had $529.2 million of principal outstanding under the variable rate Senior Secured Term Loan, without regard to debt issuance costs. At June 30, 2019, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Senior Secured Term Loan would result in interest expense increasing annually by approximately $5.3 million.
At June 30, 2019, we had $273.0 million of principal outstanding under the Incremental Term Loan, without regard to debt issuance costs. At June 30, 2019, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Incremental Term Loan would result in interest expense increasing annually by approximately $2.7 million.
At June 30, 2019, we had $76.4 million of principal outstanding under the Senior Secured Revolver, without regard to debt issuance costs. At June 30, 2019, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Senior Secured Revolver would result in interest expense increasing annually by approximately $0.8 million.
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
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We participate in various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. From time to time, we may use foreign currency derivatives to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency derivatives as of June 30, 2019.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, as a result of the material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.
Our Chief Financial Officer resigned effective July 12, 2019, and as a result, our Chief Executive Officer is currently the acting principal financial officer.

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
Notwithstanding the material weakness, our principal executive officer and principal financial officer concluded that our condensed consolidated financial statements in this Quarterly Report present fairly, and in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
Status of Remediation Efforts for the Unremediated Material Weakness
To ensure we have a sufficient complement of resources within our finance department, we continue to hire qualified personnel for critical finance roles. After we integrate these professionals into our control environment, we expect that the remediation of this material weakness will be completed.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended June 30, 2019.

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
We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. The matter encompasses several lawsuits filed with the Brazilian courts requesting declaratory actions that no tax is due or seeking a stay of execution on the collection of the tax. In 2018, we obtained a favorable decision in one of the declaratory actions for which the period for appeal has expired. We have filed actions in each court requesting dismissal of the matter based on the earlier court action. Although we anticipate a favorable resolution to all matters, we can provide no assurances that we will be successful in achieving dismissal of all pending cases. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at June 30, 2019, for this matter.
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
There have been no material changes to the risk factors disclosed in the 2018 Annual Report under Item 1A. “Risk Factors.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description

3.1
Certificate of Amendment to Restated Certificate of Incorporation of NN, Inc. (Declassification) (incorporated by reference to Exhibit 3.1 to NN, Inc.’s Current Report on Form 8-K filed on May 20, 2019)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of NN, Inc. (Share Increase) (incorporated by reference to Exhibit 3.2 to NN, Inc.’s Current Report on Form 8-K filed on May 20, 2019)

3.3	Amendment to Amended and Restated Bylaws of NN, Inc. (incorporated by reference to Exhibit 3.3 to NN, Inc.’s Current Report on Form 8-K filed on May 20, 2019)

10.1
NN, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Appendix C to NN, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 8, 2019)

10.2
Amendment No. 7 to Amended and Restated Credit Agreement, dated as of June 11, 2019, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, SunTrust Bank, as administrative agent, and certain lenders named therein (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed on June 12, 2019)

10.3*
Separation Agreement and Release, dated as of July 12, 2019, by and between NN, Inc. and Thomas C. Burwell, Jr. (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed on July 15, 2019)

10.4	Form of Incentive Stock Option Agreement under the 2019 Omnibus Incentive Plan

10.5	Form of Nonqualified Stock Option Agreement under the 2019 Omnibus Incentive Plan

10.6	Form of Restricted Share Award Agreement under the 2019 Omnibus Incentive Plan

10.7	Form of Performance Share Unit Award Agreement under the 2019 Omnibus Incentive Plan

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: August 9, 2019	/s/ Richard D. Holder
Richard D. Holder
President, Chief Executive Officer and Director
(Principal Executive and Financial Officer)
(Duly Authorized Officer)

Date: August 9, 2019	/s/ Michael C. Felcher
Michael C. Felcher
Vice President—Chief Accounting Officer
(Principal Accounting Officer)