Form 10-Q
period 2020-03-31
NN INC
filed 2020-05-11
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of May 7, 2020, there were 42,757,128 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Net sales	$199,745	$213,256
Cost of sales (exclusive of depreciation and amortization shown separately below)	152,241	162,187
Selling, general and administrative expense	24,824	28,125
Depreciation and amortization	23,184	23,425
Restructuring and integration expense, net	—	(12)
Goodwill impairment	239,699	—
Other operating (income) expense, net	5,129	(152)
Loss from operations	(245,332)	(317)
Interest expense	17,077	13,801
Loss on extinguishment of debt and write-off of debt issuance costs	—	2,699
Other (income) expense, net	1,120	729
Loss before benefit (provision) for income taxes and share of net income (loss) from joint venture	(263,529)	(17,546)
Benefit (provision) for income taxes	15,609	(2,241)
Share of net income (loss) from joint venture	(271)	269
Net income (loss)	$(248,191)	$(19,518)
Other comprehensive loss:
Foreign currency translation gain (loss)	(14,342)	1,321
Interest rate swap:
Change in fair value of interest rate swap, net of tax	(11,209)	(3,856)
Less: reclassification adjustment for (gains) losses included in net income, net of tax	1,052	—
Other comprehensive income (loss)	(24,499)	(2,535)
Comprehensive income (loss)	$(272,690)	$(22,053)
Basic net income (loss) per common share:
Net income (loss) per common share	$(5.96)	$(0.47)
Weighted average common shares outstanding	42,111	41,972
Diluted net income (loss) per common share:
Net income (loss) per common share	$(5.96)	$(0.47)
Weighted average common shares outstanding	42,111	41,972
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$79,214	$31,703
Accounts receivable, net	128,458	131,558
Inventories	118,919	118,722
Income tax receivable	17,310	5,973
Other current assets	19,081	15,024
Total current assets	362,982	302,980
Property, plant and equipment, net	350,369	374,513
Operating lease right-of-use assets	68,407	65,496
Goodwill	196,281	439,095
Intangible assets, net	317,918	329,260
Investment in joint venture	21,120	21,755
Other non-current assets	8,076	8,885
Total assets	$1,325,153	$1,541,984
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,792	$57,340
Accrued salaries, wages and benefits	32,138	30,428
Income tax payable	922	1,028
Current maturities of long-term debt	20,064	19,160
Current portion of operating lease liabilities	5,775	6,652
Other current liabilities	33,842	24,873
Total current liabilities	152,533	139,481
Deferred tax liabilities	78,307	85,799
Non-current income tax payable	—	1,272
Long-term debt, net of current portion	814,972	757,440
Operating lease liabilities, net of current portion	72,389	66,980
Other non-current liabilities	32,386	44,723
Total liabilities	1,150,587	1,095,695
Commitments and contingencies (Note 12)
Series B convertible preferred stock - $0.01 par value per share, 100 shares authorized, 100 and 100 shares issued and outstanding at December 31, 2019, and March 31, 2020	95,664	93,012
Stockholders' equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 42,313 and 42,757 shares issued and outstanding at December 31, 2019, and March 31, 2020, respectively	428	423
Additional paid-in capital	499,925	501,615
Warrants	1,076	1,076
Accumulated deficit	(353,474)	(105,283)
Accumulated other comprehensive loss	(69,053)	(44,554)
Total stockholders’ equity	78,902	353,277
Total liabilities, preferred stock, and stockholders’ equity	$1,325,153	$1,541,984
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Common Stock
(in thousands)	Number of shares	Par value	Additional paid-in capital	Warrants	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2019	42,313	$423	$501,615	$1,076	$(105,283)	$(44,554)	$353,277
Net loss	—	—	—	—	(248,191)	—	(248,191)
Dividends accrued for preferred stock	—	—	(2,951)	—	—	—	(2,951)
Share-based compensation expense	452	5	1,291	—	—	—	1,296
Restricted shares forgiven for taxes and forfeited	(8)	—	(30)	—	—	—	(30)
Change in fair value of interest rate swap, net of tax of $3,390	—	—	—	—	—	(11,209)	(11,209)
Reclassification of interest rate swap settlement to income, net of tax of $318	—	—	—	—	—	1,052	1,052
Foreign currency translation loss	—	—	—	—	—	(14,342)	(14,342)
Balance, March 31, 2020	42,757	$428	$499,925	$1,076	$(353,474)	$(69,053)	$78,902

	Common Stock
(in thousands)	Number of shares	Par value	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2018	42,104	$421	$508,655	$(58,491)	$(31,314)	$419,271
Net loss	—	—	—	(19,518)	—	(19,518)
Dividends declared or accrued for common stock	—	—	(2,942)	—	—	(2,942)
Share-based compensation expense	281	3	870	—	—	873
Restricted shares forgiven for taxes and forfeited	(18)	—	(141)	—	—	(141)
Change in fair value of interest rate swap, net of tax of $1,104	—	—	—	—	(3,856)	(3,856)
Foreign currency translation gain	—	—	—	—	1,321	1,321
Adoption of new accounting standard	—	—	—	18	—	18
Balance, March 31, 2019	42,367	$424	$506,442	$(77,991)	$(33,849)	$395,026
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities
Net income (loss)	$(248,191)	$(19,518)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,184	23,425
Amortization of debt issuance costs	1,652	1,191
Goodwill impairment	239,699	—
Loss on extinguishment of debt and write-off of debt issuance costs	—	2,699
Share of net income/loss from joint venture, net of cash dividends received	271	(269)
Compensation expense from issuance of share-based awards	1,296	873
Deferred income taxes	(3,923)	(5,704)
Other	614	182
Changes in operating assets and liabilities:
Accounts receivable	1,760	(13,963)
Inventories	(2,507)	(5,625)
Accounts payable	3,584	7,236
Income taxes receivable and payable, net	(12,676)	1,579
Other	5,461	5,182
Net cash provided by (used in) operating activities	10,224	(2,712)
Cash flows from investing activities
Acquisition of property, plant and equipment	(11,260)	(14,073)
Proceeds from liquidation of short-term investment	—	8,000
Proceeds from sale of property, plant, and equipment	82	2,395
Other	—	(1)
Net cash provided by (used in) investing activities	(11,178)	(3,679)
Cash flows from financing activities
Cash paid for debt issuance or prepayment costs	(286)	(738)
Dividends paid	—	(2,947)
Proceeds from long-term debt	60,012	19,025
Repayment of long-term debt	(4,527)	(7,522)
Proceeds from (repayments of) short-term debt, net	(411)	1,982
Other	(888)	(924)
Net cash provided by (used in) financing activities	53,900	8,876
Effect of exchange rate changes on cash flows	(5,435)	(204)
Net change in cash and cash equivalents	47,511	2,281
Cash and cash equivalents at beginning of period	31,703	17,988
Cash and cash equivalents at end of period	$79,214	$20,269
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)
Amounts in thousands, except per share data
Note 1. Interim Financial Statements
Nature of Business
NN, Inc. is a global diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies for the medical, aerospace and defense, electrical, automotive, and general industrial markets. As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries.
Basis of Presentation and Going Concern
The accompanying condensed consolidated financial statements have not been audited, except that the Condensed Consolidated Balance Sheet as of December 31, 2019, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2020. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three months ended March 31, 2020 and 2019; financial position as of March 31, 2020, and December 31, 2019; and cash flows for the three months ended March 31, 2020 and 2019, on a basis consistent with our audited consolidated financial statements other than the adoption of new accounting standards (see Accounting Standards Recently Adopted section below). These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly the Company’s financial position and operating results for the interim periods.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the interim financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2019 Annual Report. The results for the three months ended March 31, 2020, are not necessarily indicative of results for the year ending December 31, 2020, or any other future periods.
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
As discussed in our 2019 Annual Report, on December 11, 2019, we issued preferred stock for net proceeds of $95.7 million and used a portion of the proceeds to repay amounts due at that time on our Senior Secured Revolver.  In December 2019 we amended our Credit Agreement which, in turn, extended the due date of our Senior Secured Revolver to July 20, 2022, reduced the total capacity under the Senior Secured Revolver to $75.0 million, and extended the due date of our Incremental Term Loan to October 19, 2022, matching the date of our longer-dated Senior Secured Term Loan. Additionally, as part of this amendment, our debt covenants were amended to establish more restrictive leverage ratios that also become more restrictive over time. Our Consolidated Net Leverage Ratio covenant (the “financial leverage ratio covenant”) is required to be complied with on a quarterly basis at the end of each of our quarterly reporting periods. Our financial leverage ratio covenant is based upon our consolidated net indebtedness at each quarter end and our trailing twelve-month Adjusted EBITDA as defined in our Credit Agreement. In order to maintain compliance with the financial leverage ratio covenant, our operational and financial performance must improve.
In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued.  We rely on cash flow generated from operations and available borrowings under our Senior Secured Revolver to fund our working capital and other operating and investing needs. Our ability to borrow under the Senior Secured Revolver is based on our continued compliance with our financial leverage ratio covenant, as defined, which becomes more restrictive in the second quarter of 2020 and the first quarter of 2021.

The full extent of the effect of the COVID-19 pandemic on our customers, our supply chain and our business cannot be reasonably assessed at this time although we expect our full year 2020 results of operations to be adversely affected. We have developed a plan to mitigate the impact of COVID-19 which includes the implementation of a series of specific and identified cost reductions in both our corporate and business groups, in addition to actions already taken, including further reducing our direct and indirect labor costs and benefits. The impact of COVID-19 on our operating results will depend on future developments, which are highly uncertain and cannot be predicted, including governmental and business reactions to the pandemic. We have made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. If there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.
Based on our current and projected use of the Senior Secured Revolver, as well as cash flows expected to be generated from operations and investing activities, we anticipate that we may not be able to maintain compliance with the existing financial leverage ratio covenant for the next twelve months. If we are unable to comply with our financial ratio covenant, then the revolving credit lenders, the Senior Secured Term Loan lenders, and the Incremental Term Loan lenders could take action to cause amounts due under our credit facility to become due and payable unless we are able to amend such covenants or otherwise refinance our debt. Our ability to amend our covenants or refinance our debt is dependent upon several factors, and therefore there can be no assurance that we would be successful in these efforts. If we are unable to access future borrowings or be required to pay amounts due under our credit facilities prior to their normal maturity dates, this would have a material impact to our financial position.
We are in negotiations with our lenders to amend the financial leverage ratio covenant; however, there can be no assurance that we will be successful in such efforts. Accordingly, we believe there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the date of this report.
Accounting Standards Recently Adopted
Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments and the timing of when such losses are recorded. In November 2019, the
SEC issued SAB No. 119, codified in ASC Topic 326, Financial Instruments-Credit Losses, which provides guidance on accounting of credit losses. We adopted ASU 2016-13 on January 1, 2020, using the modified retrospective transition method which resulted in no material adjustment to our financial statements as of January 1, 2020.
Fair Value Disclosures. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), that modifies fair value disclosure requirements. The new guidance streamlines disclosures of Level 3 fair value measurements. The modified disclosures were effective for us beginning in the first quarter of 2020. ASU 2018-13 changes disclosures only and does not impact our financial condition, results of operations, or cash flows.
Internal-Use Software. In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”), that provides guidance on a customer’s accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor. Under the new guidance, customers apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. We adopted ASU 2018-15 as of January 1, 2020, prospectively. We have had no such costs after the adoption date, and we do not expect the new guidance to have a material impact on our financial statements.
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. Among other things, for all types of hedging relationships, the guidance allows an entity to change the reference rate and other critical terms related to reference rate reform without having to remeasure the value or reassess a previous accounting determination. The amendments in this guidance should be applied on a prospective basis and, for companies with a fiscal year ending December 31, are effective from January 1, 2020, through December 31, 2022. We adopted this guidance effective January 1, 2020. When the transition occurs, we expect to apply this expedient to our existing interest rate swap that references LIBOR, and to any other new transactions that reference LIBOR or another reference rate that is discontinued, through December 31, 2022. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
Accounting Standards Not Yet Adopted
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
Note 2. Prior Periods' Financial Statement Revisions
As disclosed in our 2019 Annual Report, we identified various misstatements in our previously issued financial statements as of and for the years ended December 31, 2018 and 2017, as well as the interim periods in 2018 and the first three quarters of
2019. These misstatements primarily related to (i) intentional misstatements in the accounting for inventory at one of our smaller foreign subsidiaries and (ii) the tax accounting associated with the 2018 impairment of our joint venture. We assessed the materiality of the misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Materiality, codified in Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, (“ASC 250”) and concluded that the misstatements were not material to the prior annual or interim periods. However, we revised our previously issued 2018 and 2017 annual consolidated financial statements to correct for these misstatements. In connection with such revision, we also corrected for other immaterial misstatements.
In connection with the filing of this Quarterly Report, we have revised the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Changes in Stockholders’ Equity, and Cash Flows for the three months ended March 31, 2019, and the related notes to revise for those misstatements that impacted such period. We will revise the remaining 2019 previously issued quarterly financial statements in connection with future 2020 filings on Form 10-Q.
The following table presents the effect of the correction of the misstatements and the resulting revision on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended March 31, 2019
	As Originally Reported	Adjustment	As Revised
Cost of sales (exclusive of depreciation and amortization)	$161,269	$918	$162,187
Income (loss) from operations	601	(918)	(317)
Loss before (provision) benefit for income taxes and share of net income from joint venture	(16,628)	(918)	(17,546)
Net income (loss)	(18,600)	(918)	(19,518)
Foreign currency translation gain (loss)	1,262	59	1,321
Comprehensive income (loss)	(21,194)	(859)	(22,053)
Basic net income (loss) per share	$(0.44)	$(0.03)	$(0.47)
Diluted net income (loss) per share	$(0.44)	$(0.03)	$(0.47)
The following table presents the effect of the correction of the misstatements on the Condensed Consolidated Statements of Changes in Stockholders’ Equity.

	As Originally Reported	Adjustment	As Revised
As of and for the three months ended March 31, 2019
Additional paid-in capital	$512,274	$(5,832)	$506,442
Net income (loss)	(18,600)	(918)	(19,518)
Accumulated deficit	(83,570)	5,579	(77,991)
Foreign currency translation gain (loss)	1,262	59	1,321
Accumulated other comprehensive income (loss)	(34,219)	370	(33,849)
Total stockholders' equity	394,909	117	395,026

The following table presents the effect of the correction of the misstatements on the Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31, 2019
	As Originally Reported	Adjustment	As Revised
Net income (loss)	$(18,600)	$(918)	$(19,518)
Deferred income taxes	(4,373)	(1,331)	(5,704)
Changes in operating assets and liabilities, net of acquisitions:
Inventories	(6,302)	677	(5,625)
Income taxes receivable and payable, net	248	1,331	1,579
Other	4,941	241	5,182
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
The following tables present results of operations by reportable segment.

	Life Sciences	Mobile Solutions	Power Solutions	Corporate and Consolidations		Total
Three Months Ended March 31, 2020
Net sales	$84,048	$69,884	$46,401	$(588)	(a)	$199,745
Goodwill impairment	146,757	—	92,942	—		239,699
Income (loss) from operations	(140,979)	264	(90,334)	(14,283)		$(245,332)
Interest expense						(17,077)
Other						(1,120)
Loss before benefit for income taxes and share of net loss from joint venture						$(263,529)
Three Months Ended March 31, 2019
Net sales	$86,008	$78,075	$49,657	$(484)	(a)	$213,256
Income (loss) from operations	3,846	3,189	3,824	(11,176)		$(317)
Interest expense						(13,801)
Other						(3,428)
Loss before provision for income taxes and share of net income from joint venture						$(17,546)
_______________________________

(a)	Includes elimination of intersegment transactions occurring during the ordinary course of business.

The following table presents total assets by reportable segment as of March 31, 2020, and December 31, 2019.

	Total Assets
	March 31, 2020	December 31, 2019
Life Sciences	$648,603	$811,526
Mobile Solutions	362,624	373,256
Power Solutions	214,602	310,545
Corporate and Consolidations	99,324	46,657
Total	$1,325,153	$1,541,984
Note 4. Inventories
Inventories are comprised of the following amounts:

	March 31, 2020	December 31, 2019
Raw materials	$36,904	$49,135
Work in process	47,054	43,456
Finished goods	34,961	26,131
Total inventories	$118,919	$118,722
Note 5. Goodwill
The following table shows changes in the carrying amount of goodwill by reportable segment.

	Life Sciences	Power Solutions	Total
Balance as of December 31, 2019	$344,316	$94,779	$439,095
Currency impact and other	(1,278)	(1,837)	(3,115)
Impairments	(146,757)	(92,942)	(239,699)
Balance as of March 31, 2020	$196,281	$—	$196,281
As of March 31, 2020, and December 31, 2019, no goodwill was recorded in the Mobile Solutions reportable segment.
During the first quarter of 2020, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The decline in market capitalization was a triggering event that caused us to perform a goodwill impairment analysis as of March 31, 2020. The goodwill impairment analysis required significant judgments to calculate the fair value for each of Life Sciences and Power Solutions, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for each operating segment, and determination of weighted average cost of capital. Our forecasts used in the goodwill impairment analysis reflect our expectations of declines in sales resulting from COVID-19. Significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, costs to produce, discount rate, and estimated capital needs. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. Management’s judgment used in the assessment of fair value is more significant under the current market conditions and economic uncertainty created by COVID-19. The carrying values of the Life Sciences and Power Solutions reporting units exceeded their estimated fair values as of March 31, 2020. As a result of our analysis, we recorded an impairment loss on goodwill of $146.8 million and $92.9 million for Life Sciences and Power Solutions, respectively, to the “Goodwill impairment” line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Life Sciences goodwill as of March 31, 2020, was $196.3 million.  In conjunction with the goodwill impairment test performed during the first quarter of 2020, Life Sciences goodwill was impaired by $146.8 million, resulting in the carrying value of the reporting unit being equal to its fair value.  If our assessment of the relevant facts and circumstances change, or if the actual performance falls short of expected results, an additional impairment charge will be required. An impairment of goodwill may also lead us to record an impairment of other intangible assets.  The carrying value of finite-lived intangible assets for the Life Sciences group as of March 31, 2020, was $204.1 million.

Note 6. Intangible Assets, Net
The following table shows changes in the carrying amount of intangible assets, net by reportable segment.

	Life Sciences	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2019	$211,847	$32,416	$84,997	$329,260
Amortization	(7,755)	(839)	(2,748)	(11,342)
Balance as of March 31, 2020	$204,092	$31,577	$82,249	$317,918
Intangible assets are tested for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. As of March 31, 2020, the goodwill impairment testing trigger caused us to test intangible assets in all of our reportable segments for impairment as well. Based on our analysis, no impairment charge was deemed necessary in the three months ended March 31, 2020.
Note 7. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2019	$21,755
Share of earnings (loss)	(271)
Foreign currency translation loss	(364)
Balance as of March 31, 2020	$21,120
During the fourth quarter of 2018, as a result of changing market conditions, the fair value of the JV was assessed, and we recorded an impairment of $16.6 million against our investment in the JV. The fair value assessment was significantly affected by changes in our assessment of future growth rates. During the first quarter of 2020, the goodwill impairment testing trigger caused us to test the JV for impairment as well. Based on our analysis, no impairment charge was deemed necessary in the three months ended March 31, 2020. It is reasonably possible that material deviation of future performance from the estimates used in the March 31, 2020, impairment test could result in additional impairment to our investment in the JV in subsequent periods.
We recognized sales to the JV of less than $0.1 million and less than $0.1 million during the three months ended March 31, 2020 and 2019, respectively.
Note 8. Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. Among other provisions, the CARES Act allows for the carryback of certain tax losses and favorably impacts the deductibility of interest expense and depreciation. The CARES Act had a material impact on our financial statements and has been accounted for in the benefit/provision for income taxes for the three months ended March 31, 2020, which is the period of enactment.
Our effective tax rate was 5.9% for the three months ended March 31, 2020, and (12.8)% for the three months ended March 31, 2019.  The effective tax rate for the three months ended March 31, 2020, differs from the U.S. federal statutory tax rate of 21% primarily due to the impact of the impairment of nondeductible goodwill which is treated as a permanent difference. The effective tax rate was also impacted by the CARES Act and the anticipated withholding taxes which would be due upon repatriation of the unremitted earnings of foreign subsidiaries.
Our effective tax rate for the three months ended March 31, 2019, differs from the U.S. federal statutory tax rate of 21% principally due to a discrete tax charge of $6.0 million related to final tax regulations published by the Department of the Treasury and Internal Revenue Service on February 4, 2019, as well as the minimum tax on global intangible low-tax income (“GILTI”).

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
The following table presents debt balances as of March 31, 2020, and December 31, 2019.

	March 31, 2020	December 31, 2019
Senior Secured Term Loan	$524,875	$526,313
Incremental Term Loan	254,222	257,111
Senior Secured Revolver	60,000	—
International lines of credit and other loans	11,140	9,823
Total principal	850,237	793,247
Less-current maturities of long-term debt	20,064	19,160
Principal, net of current portion	830,173	774,087
Less-unamortized debt issuance costs (1)	15,201	16,647
Long-term debt, net of current portion	$814,972	$757,440
_______________________________
(1) In addition to this amount, costs of $2.7 million and $3.0 million related to the Senior Secured Revolver are recorded in other non-current assets as of March 31, 2020, and December 31, 2019, respectively.

We capitalized interest costs of $0.3 million and $0.6 million in the three months ended March 31, 2020 and 2019, respectively, related to construction in progress.
Senior Secured Term Loan
Outstanding borrowings under the Senior Secured Term Loan bear interest at the greater of 0.75% or one-month LIBOR plus an applicable margin of 5.75%. At March 31, 2020, the Senior Secured Term Loan bore interest at 6.74%.
Incremental Term Loan
Outstanding borrowings under the Incremental Term Loan bear interest at one-month LIBOR plus an applicable margin of 5.75%. At March 31, 2020, the Incremental Term Loan bore interest of 6.74%.
Senior Secured Revolver
Outstanding borrowings under the Senior Secured Revolver bear interest on a variable rate structure with borrowings bearing interest at either one-month LIBOR plus an applicable margin of 4.00% or the prime lending rate plus an applicable margin of 3.00%. At March 31, 2020, the weighted average interest rate on outstanding borrowings under the Senior Secured Revolver was 4.96%. We pay a commitment fee of 0.50% for unused capacity under the Senior Secured Revolver.
We had $60.0 million outstanding under the Senior Secured Revolver at March 31, 2020. Total capacity under the Senior Secured Revolver was $75.0 million as of March 31, 2020, with $3.4 million available for future borrowings after reductions for outstanding letters of credit and outstanding borrowings as of March 31, 2020. Our credit facility is subject to certain financial covenants based on a consolidated net leverage ratio, becoming more restrictive over time. If our operational or financial performance does not improve, we may be required to take actions to further reduce expenditures and decrease our net indebtedness to maintain compliance in future periods or attempt to amend our covenants or refinance our debt. We were in compliance with all covenants under our credit facility at March 31, 2020.
Derivative Instruments and Hedging Activities
In February 2019, we entered into a $700.0 million amortizing notional amount fixed-rate interest rate swap agreement to manage the interest rate risk associated with our long-term variable-rate debt until 2022. The fixed-rate interest rate swap agreement calls for us to receive interest monthly at a variable rate equal to one-month LIBOR and to pay interest monthly at a fixed rate of 2.4575%. Refer to Note 18 for further discussion of the interest rate swap agreement.

Note 10. Leases
The following table contains supplemental cash flow information related to leases.

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$120	$53
Operating cash flows from operating leases	5,346	5,288
Financing cash flows from finance leases	836	792
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,404	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$13,241	$2,836
As disclosed in our 2019 Annual Report, we had an operating lease commitment that had not yet commenced. In March 2020, the operating lease for the manufacturing facility commenced and requires us to pay a total of approximately $27.5 million base rent payments over the lease term of 15 years. We will begin making rent payments in the third quarter of 2020.
In March 2020, we amended the lease of our corporate headquarters building to exit over half of the previously leased space and reduce annual base rent payments by approximately $1.3 million over the remaining lease term which ends in 2030. The amendment was accounted for as a lease modification, and the remeasurement of the lease resulted in an $8.1 million decrease in the operating lease right-of-use (“ROU”) asset, a $10.5 million decrease in the noncurrent portion of the operating lease liability, and a $0.6 million decrease in the current portion of the operating lease liability. The $3.0 million difference between the change in the operating lease ROU asset and the operating lease liabilities was recognized in “Other operating (income) expense, net,” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In connection with the discontinued use of the previously leased space, we also recognized a $4.4 million termination charge and a $2.9 million impairment charge on the associated leasehold improvements, all of which were also recognized in “Other operating (income) expense, net.”
Note 11. Restructuring and Integration
We incurred no new restructuring and integration charges for the three months ended March 31, 2020. During the three months ended March 31, 2020, we made cash payments of $0.1 million for restructuring costs. As of March 31, 2020, we had $0.4 million accrued for severance costs associated with restructuring and integration projects. We expect to pay this balance over the next 1.2 years. We expect to pay $0.3 million within the next twelve months.
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
We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. The matter encompasses several lawsuits filed with the Brazilian courts requesting declaratory actions that no tax is due or seeking a stay of execution on the collection of the tax. In 2018, we obtained a favorable decision in one of the declaratory actions for which the period for appeal has expired. We have filed actions in each court requesting dismissal of the matter based on the earlier court action. Although we anticipate a favorable resolution to all matters, we can provide no assurances that we will be successful in achieving dismissal of all pending cases. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at March 31, 2020, for this matter.
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
Note 13. Preferred Stock
Preferred Stock has a liquidation preference of $1,000 per share; is redeemable at our option in cash (or, under certain circumstances, in stock), subject to the applicable redemption premium; is convertible into a variable number of common shares on certain terms and conditions on or after March 31, 2023; and is subject to certain other rights and obligations.
Preferred Stock shares earn cumulative dividends at a rate of 10.625% per year, payable quarterly in arrears if declared, and accrue whether or not earned or declared. If a Preferred Stock dividend is declared by the Board of Directors, then it will be paid in cash. Additionally, holders of Preferred Stock participate in any dividends paid on shares of NN’s common stock on an as-converted basis at a fixed conversion rate. If our common stockholders do not approve a proposal at our 2020 annual stockholder meeting to issue common stock in excess of thresholds established by certain Nasdaq stock market rules upon the exercise of Warrants or the conversion or redemption of Preferred Stock, then the annual dividend rate will immediately increase to 11.625% until such time approval is obtained.
Preferred Stock is classified as mezzanine equity, between liabilities and stockholders’ equity, because certain features of the Preferred Stock could require redemption of some or all Preferred Stock upon events that are considered not solely within our control, including a leverage ratio threshold and the passage of time. For initial recognition in 2019, the Preferred Stock was recognized at a discounted value, net of issuance costs and allocation to warrants and bifurcated embedded derivatives. The aggregate discount is amortized as a deemed dividend through December 31, 2023, which is the date the holders have a non-contingent conversion option into a variable number of common shares equal to the liquidation preference plus accrued and unpaid dividends. Deemed dividends adjust retained earnings (or in the absence of retained earnings, additional paid-in capital).
As of March 31, 2020, the carrying value of the Preferred Stock shares was $95.7 million which included $3.6 million of accumulated unpaid and deemed dividends. The following table presents the change in the Preferred Stock carrying value during the three months ended March 31, 2020.

Three Months Ended March 31, 2020
Beginning balance	$93,012
Accrual of in-kind dividends	2,672
Amortization and other	(20)
Ending balance	$95,664

Note 14. Revenue from Contracts with Customers
Revenue is recognized when control of the good or service is transferred to the customer either at a point in time or, in limited circumstances, as our services are rendered over time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or services.

	Three Months Ended March 31, 2020
	Life Sciences	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$70,362	$37,129	$38,297	$(588)	$145,200
China	2,038	7,692	1,157	—	10,887
Mexico	120	4,836	2,143	—	7,099
Brazil	—	8,583	130	—	8,713
Germany	5,610	2,150	39	—	7,799
Switzerland	3,032	931	21	—	3,984
Other	2,886	8,563	4,614	—	16,063
Total net sales	$84,048	$69,884	$46,401	$(588)	$199,745

	Three Months Ended March 31, 2019
	Life Sciences	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$68,343	$44,457	$41,115	$(484)	$153,431
China	1,692	9,153	1,838	—	12,683
Mexico	127	5,378	2,709	—	8,214
Brazil	—	8,382	69	—	8,451
Germany	8,885	1,406	16	—	10,307
Switzerland	3,265	1,359	16	—	4,640
Other	3,696	7,940	3,894	—	15,530
Total net sales	$86,008	$78,075	$49,657	$(484)	$213,256
Deferred Revenue
The following table provides information about contract liabilities from contracts with customers.

Deferred Revenue
Balance at January 1, 2020	$4,172
Balance at March 31, 2020	$3,168
Revenue recognized during the three months ended March 31, 2020, from amounts included in deferred revenue at the beginning of the period for performance obligations satisfied or partially satisfied during the period, was $1.0 million.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2020, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
Sales Concentration
We recognized sales from a single customer of $25.6 million, or 13% of consolidated net sales, during the three months ended March 31, 2020, and $23.3 million, or 11% of consolidated net sales, during the three months ended March 31, 2019. Revenues from this customer are in our Life Sciences and Power Solutions groups.

Note 15. Share-Based Compensation
The following table lists the components of share-based compensation expense by type of award.

	Three Months Ended March 31,
	2020	2019
Stock options	$181	$192
Restricted stock	892	459
Performance share units	223	222
Share-based compensation expense	$1,296	$873
Stock Options
During the three months ended March 31, 2020, we granted options to purchase 158,700 shares to certain key employees. The weighted average grant date fair value of the options granted during the three months ended March 31, 2020, was $4.76 per share. The fair value of our options cannot be determined by market value because they are not traded in an open market. Accordingly, we utilized the Black Scholes financial pricing model to estimate the fair value.
The following table shows the weighted average assumptions relevant to determining the fair value of stock options granted in 2020.

2020
Expected term	6 years
Risk free interest rate	1.42%
Dividend yield	—%
Expected volatility	52.80%
The expected term is derived from using the simplified method of determining stock option terms as described under the Staff Accounting Bulletin Topic 14, Share-based payment. The simplified method was used because sufficient historical stock option exercise experience was not available, primarily due to the transformation of the management structure over the past several years.
The average risk-free interest rate is derived from the United States Department of Treasury published interest rates of daily yield curves for the same time period as the expected term.
The expected dividend yield reflects no expected annual dividends over the expected term because we discontinued dividends in 2019.
The expected volatility rate is derived from our actual common stock historical volatility over the same time period as the expected term. The volatility rate is derived by a mathematical formula utilizing daily closing price data.
The following table presents stock option activity for the three months ended March 31, 2020.

	Number of Options (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	775	$13.24
Granted	159	9.44
Exercised	—	—		$—
Forfeited or expired	(37)	15.10
Outstanding at March 31, 2020	897	$12.49	6.0	$—	(1)
Exercisable at March 31, 2020	600	$13.93	4.4	$—	(1)
_______________________________

(1)
The aggregate intrinsic value is the sum of intrinsic values for each exercisable individual option grant. The intrinsic value is the amount by which the closing market price of our stock at March 31, 2020, was greater than the exercise price of any individual option grant.

Restricted Stock
During the three months ended March 31, 2020, we granted 460,255 restricted stock awards to non-executive directors, officers and certain other key employees. The shares of restricted stock granted during the three months ended March 31, 2020, vest pro-rata generally over three years for officers and certain other key employees and over one year for non-executive directors and certain officers. We determined the fair value of the shares awarded by using the closing price of our common stock as of the date of grant. The weighted average grant date value of restricted stock granted in the three months ended March 31, 2020, was $9.35 per share. Total grant-date fair value of restricted stock that vested in the three months ended March 31, 2020, was $1.0 million.
The following table presents the status of unvested restricted stock awards as of March 31, 2020, and changes during the three months then ended.

	Nonvested Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Unvested at January 1, 2020	222	$9.33
Granted	460	9.35
Vested	(110)	9.28
Forfeited	(9)	9.44
Unvested at March 31, 2020	563	$9.17
Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. PSUs granted in 2020 were made pursuant to the NN, Inc. 2019 Omnibus Incentive Plan and a Performance Share Unit Agreement (the “2019 Omnibus Agreement”). Some PSUs are based on total shareholder return (“TSR Awards”), and other PSUs are based on return on invested capital (“ROIC Awards”).
The TSR Awards vest, if at all, upon our achieving a specified relative total shareholder return, which will be measured against the total shareholder return of the S&P SmallCap 600 Index during specified performance periods as defined in the 2019 Omnibus Agreement. The ROIC Awards vest, if at all, upon our achieving a specified average return on invested capital during the performance periods. Each performance period generally begins on January 1 of the year of grant and ends 36 months later on December 31.
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
The following table presents the goals with respect to TSR Awards and ROIC Awards granted in 2020.

TSR Awards:	Threshold Performance (50% of Shares)	Target Performance (100% of Shares)	Maximum Performance (150% of Shares)
2020 grants	35th Percentile	50th Percentile	75th Percentile

ROIC Awards:	Threshold Performance (35% of Shares)	Target Performance (100% of Shares)	Maximum Performance (150% of Shares)
2020 grants	4.9%	5.1%	5.6%

We estimate the grant date fair value of TSR Awards using the Monte Carlo simulation model, as the total shareholder return metric is considered a market condition under ASC Topic 718, Compensation – stock compensation. The grant date fair value of ROIC Awards is based on the closing price of a share of our common stock on the date of grant.
The following table presents the number of PSUs granted and the grant date fair value in the period presented.

	TSR Awards		ROIC Awards
Award Year	Shares (in thousands)	Grant Date Fair Value (per share)	Shares (in thousands)	Grant Date Fair Value (per share)
2020	139	$10.88	157	$9.44
We recognize expense for ROIC Awards based on the probable outcome of the associated performance condition. We generally recognize an expense for ROIC Awards based on the Target Performance threshold of 100% because, at the date of grant, the Target Performance is the probable level of performance achievement.
The following table presents the status of unvested PSUs as of March 31, 2020, and changes during the three months then ended.

	Nonvested TSR Awards		Nonvested ROIC Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2020	65	$13.27	79	$11.50
Granted	139	10.88	157	9.44
Forfeited	(19)	11.43	(21)	12.88
Nonvested at March 31, 2020	185	$10.53	215	$11.04

Note 16. Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income (“AOCI”).

	Foreign Currency Translation	Interest rate swap	Income taxes (2)	Total
Balance at December 31, 2019	$(35,159)	$(12,234)	$2,839	$(44,554)
Other comprehensive income (loss) before reclassifications	(14,342)	(14,599)	3,390	(25,551)
Amounts reclassified from AOCI (1)	—	1,370	(318)	1,052
Net current-period other comprehensive income (loss)	(14,342)	(13,229)	3,072	(24,499)
Balance at March 31, 2020	$(49,501)	$(25,463)	$5,911	$(69,053)

Balance at December 31, 2018	$(31,314)	$—	$—	$(31,314)
Net current-period other comprehensive income (loss)	1,321	(4,960)	1,104	(2,535)
Balance at March 31, 2019	$(29,993)	$(4,960)	$1,104	$(33,849)
_______________________
(1) Amount reflects $1.1 million of settlements on the interest rate swap, net of tax, that are reclassified out of AOCI into interest expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(2) Income tax effect of changes in interest rate swap.

Note 17. Net Income (Loss) Per Common Share
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
The following table summarizes the computation of basic and diluted net income (loss) per common share.

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss)	$(248,191)	$(19,518)
Less: Preferred Stock cumulative dividends and deemed dividends	(2,951)	—
Numerator for basic and diluted net income (loss) per common share (1)	$(251,142)	$(19,518)

Denominator:
Weighted average common shares outstanding, basic and diluted	42,111	41,972
Per common share net loss:
Basic net income (loss) per common share	$(5.96)	$(0.47)
Diluted net income (loss) per common share	$(5.96)	$(0.47)
Cash dividends declared per common share	$—	$0.07
_______________________________
(1) Preferred Stock does not participate in losses.
The following table presents the number of potentially dilutive securities that were excluded from the calculation of diluted net income (loss) per common share because they had an anti-dilutive effect.

	Three Months Ended March 31,
	2020	2019
Options	897	676
Warrants	1,500	—
Preferred Stock, as-converted	26,275	—
	28,672	676
Given the loss from continuing operations in the three months ended March 31, 2020 and 2019, all options and warrants are considered anti-dilutive and were excluded from the calculation of diluted net income (loss) per share. Stock options excluded from the calculations of diluted net income (loss) per share had a per share exercise price ranging from $7.93 to $25.16 for the three months ended March 31, 2020, and $8.90 to $25.16 for three months ended March 31, 2019. Warrants excluded from the calculation of diluted net income (loss) per share for the three months ended March 31, 2020, had a per share exercise price of $12.00. Preferred Stock excluded from the calculation of diluted net income (loss) per share for the three months ended March 31, 2020, was calculated on an as-converted basis. Holders of Preferred Stock will have the right to convert up to 25% of their Preferred Stock into common shares per quarter after December 31, 2023, at a conversion price that equals a 30-day volume weighted average price per common share. Under certain conditions, holders of Preferred Stock may elect to convert their Preferred Stock into common shares at an earlier date after March 31, 2023, at a conversion price that equals 90% of the volume weighted average market price per common share. The potentially dilutive Preferred Stock in the preceding table presents the more dilutive result of these conversion prices as if the Preferred Stock were converted on March 31, 2020.

Note 18. Fair Value Measurements
Fair value is an exit price representing the expected amount that an entity would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date. We followed consistent methods and assumptions to estimate fair values as more fully described in the 2019 Annual Report.
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
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and long-term debt. As of March 31, 2020, the carrying values of these financial instruments approximated fair value.
Derivative Financial Instruments
Certain features were bifurcated and accounted for separate from the Preferred Stock. The following features are recorded on a combined basis as a single derivative.

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

The following tables show the liabilities measured at fair value for the Preferred Stock derivative above as of March 31, 2020, and December 31, 2019.

	Fair Value Measurements as of March 31, 2020
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$—	$1,857
Derivative liability - other non-current liabilities	—	—	617
Total	$—	$—	$2,474

	Fair Value Measurements as of December 31, 2019
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$—	$60
Derivative liability - other non-current liabilities	—	—	2,235
Total	$—	$—	$2,295
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

The following table presents the change in the Preferred Stock derivative during the three months ended March 31, 2020.

Three Months Ended March 31, 2020
Beginning balance	$2,295
Change in fair value (1)	(60)
Other	239
Ending balance	$2,474
_______________________________
(1) Changes in the fair value are recognized in the “Other (income) expense, net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All of the change in fair value relates to the derivative liability held at March 31, 2020.
Cash Flow Hedge
We manage our exposure to fluctuations in interest rates using a mix of fixed and variable rate debt. We have a $700.0 million fixed-rate interest rate swap agreement that changes the LIBOR-based portion of the interest rate on a portion of our variable rate debt to a fixed rate of 2.4575% (the “interest rate swap”) through October 19, 2022 . The interest rate swap effectively mitigates our exposures to the risks and variability of changes in LIBOR.
The notional amount of the interest rate swap will decrease over time as presented in the following table.

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
As of March 31, 2020, we reported a $19.6 million loss, net of tax, in accumulated other comprehensive income related to the interest rate swap.
The following tables present the liabilities measured at fair value on a recurring basis for the interest rate swap as of March 31, 2020, and December 31, 2019.

	Fair Value Measurements as of March 31, 2020
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$13,539	$—
Derivative liability - other non-current liabilities	—	11,923	—
Total	$—	$25,462	$—

	Fair Value Measurements as of December 31, 2019
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$5,943	$—
Derivative liability - other non-current liabilities	—	6,290	—
Total	$—	$12,233	$—

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
Fixed Rate Debt
The fair value of floating-rate debt generally approximates the carrying amount as interest rates are based on short-term maturities. As of March 31, 2020, the aggregate fair value of our Senior Secured Term Loan and Incremental Term Loan is approximately $557.7 million, compared to the net carrying amount of $763.9 million. The fair value of these term loans is based on recently completed market transactions and is primarily classified as Level 2 within the fair value hierarchy.
The fair value of our outstanding fixed-rate debt included in the “International lines of credit and other loans” line item within Note 9 to these Notes to Condensed Consolidated Financial Statements was $11.1 million and $9.8 million as of March 31, 2020 and December 31, 2019, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The carrying value of this fixed-rate debt was $11.1 million and $9.8 million as of March 31, 2020 and December 31, 2019, respectively.
Note 19. Subsequent Event
Preferred Share Purchase Rights
On April 15, 2020, our Board of Directors authorized and declared a dividend of one preferred share purchase right for each outstanding share of common stock to shareholders of record on April 27, 2020. The rights will become exercisable if a person or group becomes the beneficial owner of 15% or more of our outstanding common stock (including in the form of synthetic ownership through derivative positions). In the event that the rights become exercisable due to the triggering ownership threshold being crossed, each right will entitle its holder to purchase one one-thousandth of a share of Series C Junior Participating Preferred Stock for $31.50. Rights held by the triggering person or entity will become void and will not be exercisable. The Board of Directors may, rather than permitting the exercise of the rights, exchange each right (other than rights held by the triggering person or entity) for one share of common stock per right, subject to adjustment. The Board of Directors will, prior to the rights becoming exercisable, in general be entitled to redeem the rights for $0.001 per right. The rights expire on March 31, 2021.

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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to NN, Inc., based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of management’s control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector; the impacts of the coronavirus (COVID-19) pandemic on the Company’s financial condition, business operations and liquidity; competitive influences; risks that current customers will commence or increase captive production; risks of capacity underutilization; quality issues; availability of raw materials; currency and other risks associated with international trade; our dependence on certain major customers; the impact of acquisitions and divestitures; the level of our indebtedness; the restrictions contained in our debt agreements; our ability to obtain financing at favorable rates, if at all, and to refinance existing debt as it matures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; and other risk factors and cautionary statements listed from time-to-time in our periodic reports filed with the Securities and Exchange Commission. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements included herein or therein to reflect future events or developments.
For additional information concerning such risk factors and cautionary statements, please see the sections titled “Item 1A. Risk Factors” in the 2019 Annual Report and this Quarterly Report.
Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the three months ended March 31, 2020, that management believes are important to provide an understanding of the business and results of operations, or that may influence operations in the future.
Global COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (“COVID-19”) began to impact the population of China, where several of our manufacturing facilities are located. In late January and early February 2020, in an effort to contain the spread of the virus and maintain the wellbeing of our employees and in accordance with governmental requirements, we temporarily closed our production facilities in China. On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. Consistent with actions taken by governmental authorities and in response to reduced customer demand, in late March 2020, we idled manufacturing operations in certain regions around the world, other than China, where manufacturing operations began to resume operations in March. We have experienced supplier and customer disruption, which has affected our results of operations and cash flows in the first quarter and has continued into the beginning of the second quarter. In Europe and North America, sales declined in the second half of March as the pandemic led to customer plant closures. The current situation is more challenging than in the first quarter, as customer closures are now affecting much of our operations, for an unknown period of time, compared to a more limited scope in the first quarter. The spread of COVID-19 has created a disruption in the manufacturing, delivery and overall supply chain of automobile manufacturers and suppliers. Global vehicle production has decreased significantly, and some vehicle manufacturers have completely shut down manufacturing operations in some countries and regions, including the United States and Europe. Stay at home orders issued by federal, state and local governmental authorities to combat the spread of COVID-19 has resulted in hospitals’ cancelling or deferring elective surgeries, which has negatively impacted demand from our Life Sciences customers. On April 6, 2020, we withdrew our previously issued full year 2020 financial guidance until the effects of the COVID-19 pandemic can be better assessed.
We have undertaken a number of actions to manage the evolving situation, including the continuation of previously announced cost savings initiatives.
Previously announced initiatives:

•	Streamlining facilities and reducing overall selling, general and administrative costs

•	Eliminated the quarterly dividend

•	Reduced capital expenditures

•	Issued $100 million of Preferred Stock and used net proceeds for debt repayment

•	Refinanced senior credit facilities to extend maturities and provide additional liquidity
Additional actions taken in response to the economic effects of the pandemic:

•	In March 2020, we drew down $60 million in cash under our Senior Secured Revolver to strengthen our near-term cash position.

•	Beginning in April 2020, executives reduced their base salaries by 20% to 25%, non-executive employee salaries were reduced by 5% to 15%, and the 401(k) employer match was suspended.

•	Non-employee board members suspended their cash compensation.

•	Employee merit increases and bonus payouts have been deferred, and the gainsharing plan for 2020 has been suspended.

•	Travel was significantly reduced beginning in the first quarter.

•
In response to government orders and reduced demand, we are adjusting production and work week hours, reducing or suspending non-critical discretionary spending and furloughing personnel, many of whom are eligible to participate in government supported programs.

•	Inventory levels and collection of receivables are being closely monitored.

•	In March and April 2020, we entered into rent deferral arrangements with landlords of several of our leased facilities.

Next steps:

•
As allowed by the CARES Act, we have begun to defer payments of the employer share of U. S. payroll taxes and intend to defer the payment of remaining obligations through the end of 2020 and will begin making payments in 2021 through 2022.

•	We are taking advantage of other provisions of the CARES Act that could result in reduced income tax obligation and a positive impact on cash.

•	We are pursuing additional facility lease payment deferrals and other opportunities to delay payment of fixed costs.

•	We continue to focus on further general cost reduction actions.
While managing decreased demand in many regions across the globe, we are also preparing to restart and ramp up our businesses. We are coordinating with our customers and suppliers to make the necessary preparations. We are deeply focused on the safety of our employees, customers and suppliers when re-starting. We have developed and implemented processes to ensure a safe environment for our employees and any visitors to our facilities, including providing personal protective equipment to our employees, establishing social distancing protocols and temperature checks. These processes include recommendations based on guidelines from the Centers for Disease Control and Prevention and the World Health Organization and lessons-learned from our recent ramp-up in China. The health and safety of our employees remains our top priority.
Goodwill Impairment
During the first quarter of 2020, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The decline in market capitalization was a triggering event that caused us to perform a goodwill impairment analysis as of March 31, 2020. The goodwill impairment analysis required significant judgments to calculate the fair value for each of Life Sciences and Power Solutions, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for each operating segment, and determination of weighted average cost of capital. Our forecasts used in the goodwill impairment analysis reflect our expectations of declines in sales resulting from COVID-19. Significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, costs to produce, discount rate, and estimated capital needs. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. Management’s judgment used in the assessment of fair value is more significant under the current market conditions and economic uncertainty created by COVID-19. The carrying values of the Life Sciences and Power Solutions reporting units exceeded their estimated fair values as of March 31, 2020. As a result of our analysis, we recorded an impairment loss on goodwill of $146.8 million and $92.9 million for Life Sciences and Power Solutions, respectively, to the “Goodwill impairment” line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Prior Periods’ Financial Statement Revision
Certain prior period amounts have been revised to reflect the impact of corrections of misstatements and to correct the timing of previously recorded out-of-period adjustments. Refer to Note 1 and Note 2 in the Notes to Condensed Consolidated Financial Statements for more information.
Sales Concentration
We recognized sales from a single customer of $25.6 million, or 13% of consolidated net sales, during the three months ended March 31, 2020, and $23.3 million, or 11% of consolidated net sales, during the three months ended March 31, 2019. Revenues from this customer are in our Life Sciences and Power Solutions groups.

Three Months Ended March 31, 2020, compared to the Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	$ Change
Net sales	$199,745	$213,256	$(13,511)
Organic decline				$(11,393)
Foreign exchange effects				(2,118)
Cost of sales (exclusive of depreciation and amortization shown separately below)	152,241	162,187	(9,946)
Selling, general and administrative expense	24,824	28,125	(3,301)
Depreciation and amortization	23,184	23,425	(241)
Restructuring and integration expense, net	—	(12)	12
Goodwill impairment	239,699	—	239,699
Other operating (income) expense, net	5,129	(152)	5,281
Loss from operations	(245,332)	(317)	(245,015)
Interest expense	17,077	13,801	3,276
Loss on extinguishment of debt and write-off of debt issuance costs	—	2,699	(2,699)
Other (income) expense, net	1,120	729	391
Loss before benefit (provision) for income taxes and share of net income (loss) from joint venture	(263,529)	(17,546)	(245,983)
Benefit (provision) for income taxes	15,609	(2,241)	17,850
Share of net income (loss) from joint venture	(271)	269	(540)
Net income (loss)	$(248,191)	$(19,518)	$(228,673)
Net Sales. Net sales decreased by $13.5 million, or (6)%, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to a decrease in organic volume of $11.4 million, as a result of decreases in core volumes in the orthopaedic, automotive, and electrical end markets, unfavorable foreign exchange effects of $2.1 million, and decreased demand in the automotive end market due to the COVID-19 pandemic.
Cost of Sales. Cost of sales decreased by $9.9 million, or 6%, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to variable costs associated with the above-referenced sales volume decline and fixed cost savings initiatives.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased by $3.3 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to cost reduction initiatives that drove decreases in personnel costs and travel costs.
Goodwill Impairment. The increase in goodwill impairment in the three months ended March 31, 2020, was the result of goodwill impairment charges at Life Sciences and Power Solutions. See Note 5 in the Notes to Condensed Consolidated Financial Statements for more information on the impairment charges.
Other Operating (Income) Expense, Net. Other operating (income) expense, net, increased by $5.3 million primarily due to charges and costs associated with asset disposals and elimination of a portion of our lease obligation as a result of our decision to vacate a portion of our corporate headquarters building.
Interest Expense. Interest expense increased by $3.3 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to an increase in the interest rate on our credit facility as a result of amendments executed in 2019 and the amortization of the associated amendment costs.

	Three Months Ended March 31,
	2020	2019
Interest on debt	$13,987	$13,119
Interest rate swap settlements	1,370	—
Amortization of debt issuance costs	1,652	1,191
Capitalized interest	(312)	(553)
Other	380	44
Total interest expense	$17,077	$13,801

Loss on Extinguishment of Debt and Write-off of Unamortized Debt Issuance Costs. Loss on extinguishment of debt and write-off of unamortized debt issuance costs decreased by $2.7 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, due to costs written off as a result of the March 2019 amendment to our credit facility.
Benefit/Provision for Income Taxes. Our effective tax rate was 5.9% for the three months ended March 31, 2020, compared to (12.8)% for the three months ended March 31, 2019. The difference in rates is primarily due to the impact of the impairment of nondeductible goodwill in 2020 and a discrete tax charge in 2019 related to final tax regulations. Note 8 in the Notes to Condensed Consolidated Financial Statements describes the components of income taxes for each period presented.
Share of Net Income (Loss) from Joint Venture. Share of net income (loss) from joint venture decreased during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the shutdown of manufacturing operations in China during the COVID-19 pandemic in 2020.
Results by Segment
LIFE SCIENCES

	Three Months Ended March 31,
	2020	2019	$ Change
Net sales	$84,048	$86,008	$(1,960)
Organic decline				$(1,605)
Foreign exchange effects				(355)
Goodwill impairment	$(146,757)	$—	$(146,757)
Income (loss) from operations	$(140,979)	$3,846	$(144,825)
Net sales decreased by $2.0 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to a decrease in organic volume of $1.6 million as a result of reduced customer demand within the orthopaedic end market, driven by the timing of product launches and the decrease in demand for elective surgeries as a result of the COVID-19 pandemic. Sales for the quarter were also unfavorably impacted by the change in currency rates.
Income from operations decreased by $144.8 million compared to the same period in the prior year primarily due to an impairment loss on goodwill of $146.8 million, which was recognized in the first quarter of 2020. Lost variable margin on lower sales and higher depreciation expense attributable to the capital investments made during 2019 to support the business growth also contributed to the decrease in income from operations. These unfavorable impacts were partially offset by savings from continuous improvement initiatives and overall reductions in manufacturing and SG&A costs. Lower amortization expense also contributed to income from operations due to the backlog intangible asset acquired in the Paragon acquisition that became fully amortized last year.
MOBILE SOLUTIONS

	Three Months Ended March 31,
	2020	2019	$ Change
Net sales	$69,884	$78,075	$(8,191)
Organic decline				$(6,305)
Foreign exchange effects				(1,886)
Income from operations	$264	$3,189	$(2,925)
Net sales decreased by $8.2 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to lower demand within global automotive markets resulting from the COVID-19 pandemic, price reductions, the impact of reduced demand for components associated with programs nearing the end of life, and unfavorable foreign exchange effects.
Income from operations decreased by $2.9 million compared to the same period in the prior year primarily due to lost variable margin on the above-referenced sales volume decline, partially offset by fixed cost reduction actions taken in response to the decline in sales volume.

POWER SOLUTIONS

	Three Months Ended March 31,
	2020	2019	$ Change
Net sales	$46,401	$49,657	$(3,256)
Organic decline				(3,379)
Foreign exchange effects				123
Goodwill impairment	$(92,942)	$—	$(92,942)
Income (loss) from operations	$(90,334)	$3,824	$(94,158)
Net sales decreased by $3.3 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to lower demand in the electrical products, automotive, and oil and gas end markets.
Income from operations decreased by $94.2 million compared to the same period in the prior year primarily due to an impairment loss on goodwill of $92.9 million and lost variable margin on the above-referenced sales volume decline. These unfavorable impacts were partially offset by fixed cost reduction actions taken in response to the decline in sales volume.
Changes in Financial Condition from December 31, 2019, to March 31, 2020
Overview
From December 31, 2019, to March 31, 2020, total assets decreased by $216.8 million primarily due to the impairment of goodwill. This decrease was partially offset by cash reserves from the drawdown of $60 million on our Senior Secured Revolver in March 2020.
From December 31, 2019, to March 31, 2020, total liabilities increased by $54.9 million, primarily due to an increased balance on our Senior Secured Revolver.
Working capital, which consists principally of cash, accounts receivable, inventories, and other current assets offset by accounts payable, accrued payroll costs, income taxes payable, current maturities of long-term debt, current portion of lease liabilities, and other current liabilities, was $210.4 million as of March 31, 2020, compared to $163.5 million as of December 31, 2019. The increase in working capital was due primarily to the increase in cash resulting from the drawdown on our Senior Secured Revolver.
Cash Flows
Cash provided by operations was $10.2 million for the three months ended March 31, 2020, compared with cash used by operations of $2.7 million for the three months ended March 31, 2019. The difference was primarily due to cost savings initiatives and improvements in cash collections on accounts receivable.
Cash used in investing activities was $11.2 million for the three months ended March 31, 2020, compared with cash used in investing activities of $3.7 million for the three months ended March 31, 2019. The increase was primarily due to cash received from the liquidation of the short-term investment during 2019.
Cash provided by financing activities was $53.9 million for the three months ended March 31, 2020, compared with cash provided by financing activities of $8.9 million for the three months ended March 31, 2019. The difference was primarily due to higher net borrowings under our credit facility during the three months ended March 31, 2020.
Impairment Analysis
During the first quarter of 2020, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The decline in market capitalization was a triggering event that caused us to perform a goodwill impairment analysis as of March 31, 2020. The goodwill impairment analysis required significant judgments to calculate the fair value for each of Life Sciences and Power Solutions, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for each operating segment, and determination of weighted average cost of capital. Our forecasts used in the goodwill impairment analysis reflect our expectations of declines in sales resulting from COVID-19. Significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, costs to produce, discount rate, and estimated capital needs. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. Management’s judgment used in the assessment of fair value is more significant under the current market conditions and economic uncertainty created by COVID-19. The carrying values of the Life Sciences and Power Solutions reporting units exceeded their estimated fair values as of March 31, 2020. As a result of our analysis, we recorded an impairment loss on goodwill of $146.8 million and $92.9 million for Life Sciences and Power Solutions, respectively, to the “Goodwill impairment” line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Life Sciences goodwill as of March 31, 2020, was $196.3 million.  In conjunction with the goodwill impairment test performed during the first quarter of 2020, Life Sciences goodwill was impaired by $146.8 million, resulting in the carrying value of the reporting unit being equal to its fair value.  If our assessment of the relevant facts and circumstances change, or if the actual performance falls short of expected results, an additional impairment charge will be required. An impairment of goodwill may also lead us to record an impairment of other intangible assets.  The carrying value of finite-lived intangible assets for the Life Sciences group as of March 31, 2020, was $204.1 million.
Liquidity and Capital Resources
Overview
On October 21, 2019, we announced expense reduction and cash savings initiatives to help the Company continue to pay down its debt and support greater growth by reinvesting in its businesses. The expense reduction and cash saving initiatives include streamlining facilities and reducing overall selling, general and administrative costs; elimination of quarterly dividend payments; and a reduction in capital expenditures from 2019 spending levels as the Company returns to a more normalized level of capital spending after several years of higher investment. As described in the “Results of Operations, Factors That May Influence Results of Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have taken additional actions in response to the economic effects of the global pandemic and in order to enhance our liquidity position during this difficult period.
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
As discussed in our 2019 Annual Report, on December 11, 2019, we issued preferred stock for net proceeds of $95.7 million and used a portion of the proceeds to repay amounts due at that time on our Senior Secured Revolver.  In December 2019 we amended our Credit Agreement which, in turn, extended the due date of our Senior Secured Revolver to July 20, 2022, reduced the total capacity under the Senior Secured Revolver to $75.0 million, and extended the due date of our Incremental Term Loan to October 19, 2022, matching the date of our longer-dated Senior Secured Term Loan. Additionally, as part of this amendment, our debt covenants were amended to establish more restrictive leverage ratios that also become more restrictive over time. Our Consolidated Net Leverage Ratio covenant (the “financial leverage ratio covenant”) is required to be complied with on a quarterly basis at the end of each of our quarterly reporting periods. Our financial leverage ratio covenant is based upon our consolidated net indebtedness at each quarter end and our trailing twelve-month Adjusted EBITDA as defined in our Credit Agreement. In order to maintain compliance with the financial leverage ratio covenant, our operational and financial performance must improve.
We rely on cash flow generated from operations and available borrowings under our Senior Secured Revolver to fund our working capital and other operating and investing needs. Our ability to borrow under the Senior Secured Revolver is based on our continued compliance with our financial leverage ratio covenant, as defined, which becomes more restrictive in the second quarter of 2020 and the first quarter of 2021.
Based on our current and projected use of the Senior Secured Revolver, as well as cash flows expected to be generated from operations and investing activities, we anticipate that we may not be able to maintain compliance with the existing financial leverage ratio covenant for the next twelve months. If we are unable to comply with our financial ratio covenant, then the revolving credit lenders, the Senior Secured Term Loan lenders, and the Incremental Term Loan lenders could take action to cause amounts due under our credit facility to become due and payable unless we are able to amend such covenants or otherwise refinance our debt. Our ability to amend our covenants or refinance our debt is dependent upon several factors, and therefore there can be no assurance that we would be successful in these efforts. If we are unable to access future borrowings or be required to pay amounts due under our credit facilities prior to their normal maturity dates, this would have a material impact to our financial position.
We are in negotiations with our lenders to amend the financial leverage ratio covenant; however, there can be no assurance that we will be successful in such efforts. Accordingly, we believe there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the date of this report.
Hedging
On February 8, 2019, we entered into a $700.0 million fixed-rate interest rate swap agreement that changed the LIBOR-based portion of the interest rate on a portion of our variable rate debt to a fixed rate of 2.4575%. The term of the interest rate swap is from the effective date of February 12, 2019, through the termination date of October 19, 2022, with a declining notional amount over the term of the interest rate swap. Refer to Note 18 in the Notes to Condensed Consolidated Financial Statements for further discussion about the interest rate swap.
Our arrangements with customers typically provide that payments are due within 30 to 60 days following the date of shipment. We invoice and receive payment from many of our customers in various other currencies. Additionally, we are party to various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. As a result of these sales, loans, payables, and receivables, we are exposed to foreign exchange transaction and translation risk. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. As of March 31, 2020, no currency derivatives were in place. In addition, a strengthening of the U.S. dollar against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.
Credit Facility
Aggregate principal amounts outstanding under our Senior Secured Term Loan, Incremental Term Loan, and Senior Secured Revolver as of March 31, 2020, were $839.1 million, without regard to unamortized debt issuance costs. Of this amount, $700.0 million was hedged with the interest rate swap. As of March 31, 2020, we had unused borrowing capacity of $3.4 million under the Senior Secured Revolver, subject to certain limitations. This amount of borrowing capacity is net of $11.6 million of outstanding letters of credit at March 31, 2020, which are considered as usage of the Senior Secured Revolver.
Collectively, our Senior Secured Term Loan, Incremental Term Loan, and Senior Secured Revolver comprise our credit facility. Total capacity under the Senior Secured Revolver was $75.0 million as of March 31, 2020. The Senior Secured Revolver matures on July 20, 2022.
The Senior Secured Term Loan requires quarterly principal payments of $1.4 million through October 19, 2022, with the remaining principal amount due on the maturity date. If one-month LIBOR is less than 0.75%, then we pay 6.50% per annum in interest on the unhedged balance. If one-month LIBOR exceeds 0.75%, then we pay the variable one-month LIBOR plus an applicable margin of 5.75% on the unhedged balance. Based on the interest rate in effect at March 31, 2020, annual interest payments on the hedged balance would be approximately $43.3 million.
The Incremental Term Loan requires quarterly principal payments of approximately $2.9 million through October 19, 2022, with the remaining principal amount due on the maturity date. The Incremental Term Loan bears interest at the variable one-month LIBOR plus an applicable margin of 5.75% on the unhedged balance. Based on the interest rate in effect at March 31, 2020, annual interest payments on hedged and unhedged balances would be $19.1 million.
The Senior Secured Revolver bears interest on a variable rate structure with borrowings bearing interest at either one-month LIBOR plus an applicable margin of 4.00% or the prime lending rate plus an applicable margin of 3.00%. Based on the interest rate in effect at March 31, 2020, annual interest payments would be $3.0 million. We pay a commitment fee of 0.50% for unused capacity under the Senior Secured Revolver.
Covenants
We had $60.0 million outstanding under the Senior Secured Revolver at March 31, 2020. Total capacity under the Senior Secured Revolver was $75.0 million as of March 31, 2020 with $3.4 million available for future borrowings after reductions for outstanding letters of credit and outstanding borrowings as of March 31, 2020. Our credit facility is subject to certain financial covenants based on a consolidated net leverage ratio, becoming more restrictive over time. If our operational or financial performance does not improve, we may be required to take actions to further reduce expenditures and decrease our net indebtedness to maintain compliance in future periods or attempt to amend our covenants or refinance our debt. We were in compliance with all covenants under our credit facility at March 31, 2020.
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

Critical Accounting Policies
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2019 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2019 Annual Report. There have been no changes to these policies during the three months ended March 31, 2020, except as discussed in Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.
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
In February 2019, we entered into a $700.0 million fixed-rate interest rate swap agreement that changed the LIBOR-based portion of the interest rate on a portion of our variable rate debt to a fixed rate of 2.4575%. The term of the interest rate swap is from the effective date of February 12, 2019, through the termination date of October 19, 2022, with a declining notional amount over the term of the interest rate swap. Refer to Note 18 in the Notes to Condensed Consolidated Financial Statements for further discussion about the interest rate swap.
At March 31, 2020, we had $524.9 million and $254.2 million of principal outstanding under the Senior Secured Term Loan and Incremental Term Loan, respectively, without regard to capitalized debt issuance costs. At March 31, 2020, $700.0 million of this outstanding principal was hedged, and a one-percent increase in the interest rate charged on outstanding unhedged variable rate borrowings under the Senior Secured Term Loan and Incremental Term Loan would increase interest expense by $0.8 million on an annualized basis.
At March 31, 2020, we had $60.0 million of principal outstanding under the Senior Secured Revolver, without regard to capitalized debt issuance costs. At March 31, 2020, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Senior Secured Revolver would increase interest expense for an annual period by approximately $0.6 million.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We participate in various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. From time to time, we may use foreign currency derivatives to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency derivatives as of March 31, 2020.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
In our 2019 Annual Report, management identified the following control deficiencies that constitute material weaknesses in our internal control over financial reporting as of December 31, 2019, and has concluded that they remain unremediated as of March 31, 2020:

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

These material weaknesses contributed to the material weaknesses described below which were also disclosed in our 2019 Annual Report and remain outstanding as of March 31, 2020:

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
As disclosed in our 2019 Annual Report, we did not maintain effective control activities at one of our smaller foreign subsidiaries. Specifically, certain employees at one of our smaller foreign subsidiaries intentionally did not operate the controls related to inventory quantities as designed that resulted in the creation of unsupported physical inventory counts and inventory quantity adjustments. This material weakness resulted in a revision to inventories, cost of sales, and accumulated other comprehensive income/loss within previously issued financial statements for the interim and annual periods in the years ended December 31, 2019, 2018, and 2017.
Additionally, these material weaknesses could result in misstatements of substantially all accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Notwithstanding these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our condensed consolidated financial statements in this Quarterly Report present fairly, and in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Status of Remediation Efforts for the Unremediated Material Weaknesses
As we reported in prior periods, we have hired qualified professionals for critical roles within our finance department. We are also enhancing and implementing new processes, controls, and systems to strengthen our internal control over financial reporting. After we integrate these professionals into our control environment and operate the newly implemented controls for a sufficient time period, we expect that the remediation of the control environment material weakness will be completed.
We are in the process of reorganizing our finance and IT teams within our Paragon Medical business to ensure management is able to perform ongoing monitoring to ascertain internal controls over financial reporting are designed, implemented, and operating effectively.
We are in the process of hiring personnel within our Paragon Medical business who have technical expertise in internal control over financial reporting. We continue to assess the finance and IT teams within our Paragon Medical business to ensure they have the capacity and capabilities to be successful, including continuing to reinforce our policies and controls and train the finance and IT teams on them.
We have reinforced existing revenue and receivables controls and procedures in our Paragon Medical business. We are in the process of developing system reports to assist in the performance of these controls and procedures.
We are in the process of designing and implementing IT general controls within our Paragon Medical business.
We have reinforced existing inventory count and reporting procedures in our Mobile Solutions Brazil business and will provide training to finance team members on these procedures after COVID-19 travel restrictions are lifted.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. The matter encompasses several lawsuits filed with the Brazilian courts requesting declaratory actions that no tax is due or seeking a stay of execution on the collection of the tax. In 2018, we obtained a favorable decision in one of the declaratory actions for which the period for appeal has expired. We have filed actions in each court requesting dismissal of the matter based on the earlier court action. Although we anticipate a favorable resolution to all matters, we can provide no assurances that we will be successful in achieving dismissal of all pending cases. While we believe a loss is not probable, we estimate the range of possible losses related to this assessment is from $0 to $6.0 million. No amount was accrued at March 31, 2020, for this matter.
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
All Other Legal Matters
All other legal proceedings are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes.  The procedures performed include reviewing attorney and plaintiff correspondence, reviewing any filings made and discussing the facts of the case with local management and legal counsel. We have not recognized any material loss contingencies at March 31, 2020, or at December 31, 2019.

Item 1A.	Risk Factors
Except as noted below, there have been no material changes to the risk factors disclosed in the 2019 Annual Report under Item 1A. “Risk Factors.”
The COVID-19 pandemic and mitigation efforts to control the spread of the disease have and are expected to continue to materially impact our business, and our financial condition, results of operations and cash flows could be materially adversely affected by factors relating to COVID-19.
The COVID-19 pandemic has created significant volatility in the global economy and led to significant reduced economic activity and employment and has disrupted, and may continue to disrupt, the end markets we serve. The spread of COVID-19 has created a disruption in the manufacturing, delivery and overall supply chain of automobile manufacturers and suppliers.

Global vehicle production has decreased significantly, and some vehicle manufacturers have completely shut down manufacturing operations in some countries and regions, including the United States and Europe. Stay at home orders issued by federal, state and local governmental authorities to combat the spread of COVID-19 has resulted in hospitals’ cancelling or deferring elective surgeries, which has negatively impacted demand from our Life Sciences customers.
As a result, we have modified our production schedules and have experienced, and may continue to experience, delays in the production and distribution of our products and the loss of sales to our customers. When production resumes by us and our customers, production volumes may be volatile and we will be required to modify our production environment to ensure the health and safety of our workers. If we are unsuccessful in managing the re-start of our production, our results of operations may be materially impacted. Additionally, If the global economic effects caused by the pandemic continue or increase, overall customer demand may continue to decrease, which could have a material and adverse effect on our business, results of operations, and financial condition. In addition, if a significant portion of our workforce or our customers’ workforces are affected by COVID-19 either directly or due to government closures or otherwise, associated work stoppages or facility closures would halt or delay production.
The full extent of the effect of the pandemic on us, our customers, our supply chain and our business cannot be assessed at this time although we expect our full year 2020 results of operations to be adversely affected. Our business, results of operations and financial condition could continue to be affected even after the pandemic subsides. In addition to the risks specifically described above, the impact of COVID-19 is likely to heighten other risks disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2019.
Doubts regarding our ability to continue as a going concern could have an adverse impact on our relationships with customers, vendors, suppliers, employees and others, which in turn could materially adversely affect our business, results of operations, and financial condition.
As previously described in this Quarterly Report, based on our current and projected use of our Senior Secured Revolver, as well as cash flows expected to be generated from operations and investing activities, we anticipate that we may not be able to maintain compliance with the existing financial leverage ratio covenant for the next twelve months. If we are unable to comply with our financial ratio covenant, then the revolving credit lenders, the Senior Secured Term Loan lenders, and the Incremental Term Loan lenders could take action to cause amounts due under our credit facility to become due and payable. This condition raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of these financial statements. Doubts regarding our ability to continue as a going concern could result in the loss of confidence by customers, vendors, suppliers, employees and others, which in turn could materially adversely affect our business, results of operations, and financial condition. Concerns about our financial condition could adversely impact the payment terms we can obtain from some of our vendors and suppliers. We depend on our ability to retain our key employees at all levels of our business and on our ability to attract new qualified personnel. If we are unable to retain our key employees and we do not succeed in attracting new qualified personnel as a result of the uncertainty regarding our ability to continue as a going concern, our business and results of operations could suffer. Doubts regarding our ability to continue as a going concern may adversely impact our customers’ perceptions of our business and our continued viability, which in turn could further negatively impact our revenues. Further declines in our revenues as a result of these perceptions or otherwise would have a material adverse impact on our cash flows, results of operations, and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
January 2020	—	$—	—	—
February 2020	—	—	—	—
March 2020	7,789	3.82	—	—
Total	7,789	$3.82	—	—
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

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Designations of Series C Junior Participating Preferred Stock of NN, Inc. (incorporated by reference to Exhibit 3.1 to NN, Inc.’s Current Report on Form 8-K filed on April 16, 2020)

4.1
Rights Agreement, dated as of April 15, 2020, between NN, Inc. and Computershare Inc., as Rights Agent. (incorporated by reference to Exhibit 4.1 to NN Inc.’s Current Report on Form 8-K filed on April 16, 2020)

10.1*	Executive Employment Agreement dated October 3, 2014, between the Company and John R. Buchan.

10.2*	Executive Employment Agreement dated September 9, 2014, between the Company and Christopher Qualters.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: May 11, 2020	/s/ Warren A. Veltman
Warren A. Veltman
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: May 11, 2020	/s/ Thomas D. DeByle
Thomas D. DeByle
Senior Vice President—Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: May 11, 2020	/s/ Michael C. Felcher
Michael C. Felcher
Vice President—Chief Accounting Officer
(Principal Accounting Officer)