Form 10-Q
period 2020-06-30
NN INC
filed 2020-08-07
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2020, there were 42,747,116 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net sales	$150,420	$221,666	$350,165	$434,922
Cost of sales (exclusive of depreciation and amortization shown separately below)	115,389	164,099	267,630	326,286
Selling, general and administrative expense	20,991	26,743	45,815	54,868
Depreciation and amortization	23,201	22,924	46,385	46,349
Restructuring and integration expense, net	—	—	—	(12)
Goodwill impairment	—	—	239,699	—
Other operating (income) expense, net	(955)	388	4,174	236
Income (loss) from operations	(8,206)	7,512	(253,538)	7,195
Interest expense	18,696	13,958	35,773	27,759
Loss on extinguishment of debt and write-off of debt issuance costs	—	—	—	2,699
Other (income) expense, net	(881)	57	239	786
Loss before benefit (provision) for income taxes and share of net income (loss) from joint venture	(26,021)	(6,503)	(289,550)	(24,049)
Benefit (provision) for income taxes	3,346	(577)	18,955	(2,818)
Share of net income (loss) from joint venture	927	(203)	656	66
Net loss	$(21,748)	$(7,283)	$(269,939)	$(26,801)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	994	(1,497)	(13,348)	(176)
Interest rate swap:
Change in fair value of interest rate swap, net of tax	(1,255)	(6,962)	(12,464)	(10,818)
Less: reclassification adjustment for losses included in net loss, net of tax	2,638	—	3,690	—
Other comprehensive income (loss)	2,377	(8,459)	$(22,122)	$(10,994)
Comprehensive loss	$(19,371)	$(15,742)	$(292,061)	$(37,795)
Basic net loss per common share:
Net loss per common share	$(0.59)	$(0.17)	$(6.55)	$(0.64)
Weighted average common shares outstanding	42,197	42,028	42,154	42,000
Diluted net loss per common share:
Net loss per common share	$(0.59)	$(0.17)	$(6.55)	$(0.64)
Weighted average common shares outstanding	42,197	42,028	42,154	42,000
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$82,695	$31,703
Accounts receivable, net	105,661	131,558
Inventories	121,031	118,722
Income tax receivable	17,458	5,973
Other current assets	15,477	15,024
Total current assets	342,322	302,980
Property, plant and equipment, net	344,073	374,513
Operating lease right-of-use assets	77,121	65,496
Goodwill	196,467	439,095
Intangible assets, net	306,577	329,260
Investment in joint venture	22,104	21,755
Other non-current assets	7,350	8,885
Total assets	$1,296,014	$1,541,984
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,751	$57,340
Accrued salaries, wages and benefits	33,335	30,428
Income tax payable	867	1,028
Current maturities of long-term debt	20,567	19,160
Current portion of operating lease liabilities	7,068	6,652
Other current liabilities	32,266	24,873
Total current liabilities	137,854	139,481
Deferred tax liabilities	73,691	85,799
Non-current income tax payable	—	1,272
Long-term debt, net of current portion	816,956	757,440
Operating lease liabilities, net of current portion	79,712	66,980
Other non-current liabilities	31,195	44,723
Total liabilities	1,139,408	1,095,695
Commitments and contingencies (Note 12)
Series B convertible preferred stock - $0.01 par value per share, 100 shares authorized, 100 shares issued and outstanding at December 31, 2019, and June 30, 2020	98,707	93,012
Stockholders' equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 42,313 and 42,747 shares issued and outstanding at December 31, 2019, and June 30, 2020, respectively	427	423
Additional paid-in capital	498,294	501,615
Warrants	1,076	1,076
Accumulated deficit	(375,222)	(105,283)
Accumulated other comprehensive loss	(66,676)	(44,554)
Total stockholders’ equity	57,899	353,277
Total liabilities, preferred stock, and stockholders’ equity	$1,296,014	$1,541,984
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Common Stock
(in thousands)	Number of shares	Par value	Additional paid-in capital	Warrants	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balance, March 31, 2020	42,757	$428	$499,925	$1,076	$(353,474)	$(69,053)	$78,902
Net loss	—	—	—	—	(21,748)	—	(21,748)
Dividends accrued for preferred stock	—	—	(3,043)	—	—	—	(3,043)
Share-based compensation expense	(10)	(1)	1,412	—	—	—	1,411
Change in fair value of interest rate swap, net of tax of $380	—	—	—	—	—	(1,255)	(1,255)
Reclassification of interest rate swap settlement to income, net of tax of $798	—	—	—	—	—	2,638	2,638
Foreign currency translation gain	—	—	—	—	—	994	994
Balance, June 30, 2020	42,747	$427	$498,294	$1,076	$(375,222)	$(66,676)	$57,899

	Common Stock
(in thousands)	Number of shares	Par value	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balance, March 31, 2019	42,367	$424	$506,442	$(78,060)	$(33,849)	$394,957
Net loss	—	—	—	(7,283)	—	(7,283)
Dividends declared or accrued for common stock	—	—	(2,992)	—	—	(2,992)
Share-based compensation expense	—	—	1,106	—	—	1,106
Change in fair value of interest rate swap, net of tax of $1,993	—	—	—	—	(6,962)	(6,962)
Foreign currency translation loss	—	—	—	—	(1,497)	(1,497)
Balance, June 30, 2019	42,367	$424	$504,556	$(85,343)	$(42,308)	$377,329
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Common Stock
(in thousands)	Number of shares	Par value	Additional paid-in capital	Warrants	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2019	42,313	$423	$501,615	$1,076	$(105,283)	$(44,554)	$353,277
Net loss	—	—	—	—	(269,939)	—	(269,939)
Dividends accrued for preferred stock	—	—	(5,994)	—	—	—	(5,994)
Share-based compensation expense	442	4	2,703	—	—	—	2,707
Restricted shares forgiven for taxes and forfeited	(8)	—	(30)	—	—	—	(30)
Change in fair value of interest rate swap, net of tax of $3,770	—	—	—	—	—	(12,464)	(12,464)
Reclassification of interest rate swap settlement to income, net of tax of $1,116	—	—	—	—	—	3,690	3,690
Foreign currency translation loss	—	—	—	—	—	(13,348)	(13,348)
Balance, June 30, 2020	42,747	$427	$498,294	$1,076	$(375,222)	$(66,676)	$57,899

	Common Stock
(in thousands)	Number of shares	Par value	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2018	42,104	$421	$508,655	$(58,491)	$(31,314)	$419,271
Net loss	—	—	—	(26,801)	—	(26,801)
Dividends declared or accrued for common stock	—	—	(5,934)	—	—	(5,934)
Share-based compensation expense	281	3	1,976	—	—	1,979
Restricted shares forgiven for taxes and forfeited	(18)	—	(141)	—	—	(141)
Change in fair value of interest rate swap, net of tax of $3,097	—	—	—	—	(10,818)	(10,818)
Foreign currency translation loss	—	—	—	—	(176)	(176)
Adoption of new accounting standard	—	—	—	(51)	—	(51)
Balance, June 30, 2019	42,367	$424	$504,556	$(85,343)	$(42,308)	$377,329
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(269,939)	$(26,801)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,385	46,349
Amortization of debt issuance costs	3,348	2,354
Goodwill impairment	239,699	—
Loss on extinguishment of debt and write-off of debt issuance costs	—	2,699
Share of net income from joint venture, net of cash dividends received	(656)	(66)
Compensation expense from issuance of share-based awards	2,707	1,979
Deferred income taxes	(8,889)	(8,093)
Other	(2,207)	540
Changes in operating assets and liabilities:
Accounts receivable	23,485	(17,723)
Inventories	(4,327)	(4,839)
Accounts payable	(12,391)	(1,405)
Income taxes receivable and payable, net	(12,897)	1,646
Other	11,544	7,727
Net cash provided by operating activities	15,862	4,367
Cash flows from investing activities
Acquisition of property, plant and equipment	(15,624)	(28,994)
Proceeds from liquidation of short-term investment	—	8,000
Proceeds from sale of property, plant, and equipment	3,112	1,949
Other	—	(726)
Net cash used in investing activities	(12,512)	(19,771)
Cash flows from financing activities
Cash paid for debt issuance costs	(286)	(967)
Dividends paid	—	(5,913)
Proceeds from long-term debt	64,716	46,630
Repayment of long-term debt	(9,078)	(12,055)
Proceeds from (repayments of) short-term debt, net	(411)	(6,218)
Other	(1,523)	(1,759)
Net cash provided by financing activities	53,418	19,718
Effect of exchange rate changes on cash flows	(5,776)	(225)
Net change in cash and cash equivalents	50,992	4,089
Cash and cash equivalents at beginning of period	31,703	17,988
Cash and cash equivalents at end of period	$82,695	$22,077
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
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
Basis of Presentation and Going Concern
The accompanying condensed consolidated financial statements have not been audited, except that the Condensed Consolidated Balance Sheet as of December 31, 2019, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2020. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three and six months ended June 30, 2020 and 2019; financial position as of June 30, 2020, and December 31, 2019; and cash flows for the six months ended June 30, 2020 and 2019, on a basis consistent with our audited consolidated financial statements other than the adoption of new accounting standards (see Accounting Standards Recently Adopted section below). These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly the Company’s financial position and operating results for the interim periods.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the interim financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2019 Annual Report. The results for the three and six months ended June 30, 2020, are not necessarily indicative of results for the year ending December 31, 2020, or any other future periods.
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
As discussed in our 2019 Annual Report, on December 11, 2019, we issued Series B Convertible Preferred Stock (“Preferred Stock”) for net proceeds of $95.7 million and used a portion of the proceeds to repay amounts due at that time on our Senior Secured Revolver.  In December 2019, we amended our Credit Agreement which, in turn, extended the due date of our Senior Secured Revolver to July 20, 2022, reduced the total capacity under the Senior Secured Revolver to $75.0 million, and extended the due date of our Incremental Term Loan to October 19, 2022, matching the date of our longer-dated Senior Secured Term Loan. Additionally, as part of this amendment, our debt covenants were amended to establish more restrictive leverage ratios that also become more restrictive over time. Our Consolidated Net Leverage Ratio (the “financial leverage ratio”) covenant is required to be complied with on a quarterly basis at the end of each of our quarterly reporting periods. Our financial leverage ratio covenant is based upon our consolidated net indebtedness at each quarter end and our trailing twelve-month Adjusted EBITDA as defined in our Credit Agreement.
In July 2020, we amended our Credit Agreement to waive compliance with the financial leverage ratio covenant for the second and third quarters of 2020. During this period, we are required to maintain minimum liquidity levels, provide certain financial and other information, and take certain other action as specified in the amendment. Failure to maintain the required minimum liquidity levels or satisfy other requirements set forth in the amendment would allow the revolving credit lenders, the Senior Secured Term loan lenders, and the Incremental Term Loan lenders to cause amounts due under our credit facility to become immediately due and payable and would have a material, adverse impact on our financial position.
In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued.  We rely on cash flow generated from operations and available borrowings under our Senior Secured Revolver to fund our working capital and other operating and investing needs. Our ability to borrow under the Senior Secured Revolver is based on our continued compliance with the minimum liquidity requirements and, for periods beginning in the fourth quarter of 2020, the financial leverage ratio covenant, as defined, which become more restrictive over time and upon the occurrence of a qualified sale transaction.
The full extent of the effect of the coronavirus (“COVID-19”) pandemic on our customers, our supply chain and our business cannot be reasonably assessed at this time although we expect our full year 2020 results of operations to be adversely affected. We have developed a plan to mitigate the impact of COVID-19, which includes the implementation of a series of specific and identified cost reductions in both our corporate and business groups, in addition to actions already taken, including further reducing our direct and indirect labor costs and benefits. The impact of COVID-19 on our operating results will depend on future developments, which are highly uncertain and cannot be predicted, including governmental and business reactions to the pandemic. We have made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. If there are differences between these estimates and actual results, our consolidated financial statements may be materially affected.
Based on available borrowing capacity of the Senior Secured Revolver, as well as cash flows expected to be generated from operations and investing activities, we anticipate that we may not be able to maintain compliance with the existing financial leverage ratio covenant for the next twelve months. If we are unable to comply with our financial leverage ratio covenant, then the revolving credit lenders, the Senior Secured Term Loan lenders, and the Incremental Term Loan lenders could take action to cause amounts due under our credit facility to become due and payable unless we are able to amend such covenants or otherwise refinance our debt. Our ability to amend our covenants or refinance our debt is dependent upon several factors, and therefore there can be no assurance that we would be successful in these efforts. If we are unable to access future borrowings or be required to pay amounts due under our credit facilities prior to their normal maturity dates, this would have a material impact to our financial position.
Accordingly, we believe there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the date of this Quarterly Report.
Accounting Standards Recently Adopted
Financial Instruments - Credit Losses. In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments and the timing of when such losses are recorded. In November 2019, the SEC issued SAB No. 119, codified in ASC Topic 326, Financial Instruments-Credit Losses, which provides guidance on accounting of credit losses. We adopted ASU 2016-13 on January 1, 2020, using the modified retrospective transition method which resulted in no material adjustment to our financial statements as of January 1, 2020.
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
In connection with the filing of this Quarterly Report, we have revised the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Changes in Stockholders’ Equity, and Cash Flows for the six months ended June 30, 2019, and the related notes to revise for those misstatements that impacted such period. We will revise the remaining 2019 previously issued quarterly financial statements in connection with future 2020 filings on Form 10-Q.
The following table presents the effect of the correction of the misstatements and the resulting revision on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended June 30, 2019
	As Originally Reported	Adjustment	As Revised
Cost of sales (exclusive of depreciation and amortization)	$163,513	$586	$164,099
Income (loss) from operations	8,098	(586)	7,512
Loss before (provision) benefit for income taxes and share of net income from joint venture	(5,917)	(586)	(6,503)
Net income (loss)	(6,697)	(586)	(7,283)
Foreign currency translation gain (loss)	(1,434)	(63)	(1,497)
Comprehensive income (loss)	(15,093)	(649)	(15,742)
Basic net income (loss) per share	$(0.16)	$(0.01)	$(0.17)
Diluted net income (loss) per share	$(0.16)	$(0.01)	$(0.17)

	Six Months Ended June 30, 2019
	As Originally Reported	Adjustment	As Revised
Cost of sales (exclusive of depreciation and amortization)	$324,782	$1,504	$326,286
Income (loss) from operations	8,699	(1,504)	7,195
Loss before (provision) benefit for income taxes and share of net income from joint venture	(22,545)	(1,504)	(24,049)
Net income (loss)	(25,297)	(1,504)	(26,801)
Foreign currency translation gain (loss)	(172)	(4)	(176)
Comprehensive income (loss)	(36,287)	(1,508)	(37,795)
Basic net income (loss) per share	$(0.60)	$(0.04)	$(0.64)
Diluted net income (loss) per share	$(0.60)	$(0.04)	$(0.64)
The following table presents the effect of the correction of the misstatements on the Condensed Consolidated Statements of Changes in Stockholders’ Equity.

	As Originally Reported	Adjustment	As Revised
As of and for the three months ended June 30, 2019
Additional paid-in capital	$513,380	$(8,824)	$504,556
Net income (loss)	(6,697)	(586)	(7,283)
Accumulated deficit	(93,328)	7,985	(85,343)
Foreign currency translation gain (loss)	(1,434)	(63)	(1,497)
Accumulated other comprehensive income (loss)	(42,615)	307	(42,308)
Total stockholders' equity	377,861	(532)	377,329

As of and for the six months ended June 30, 2019
Additional paid-in capital	$513,380	$(8,824)	$504,556
Net income (loss)	(25,297)	(1,504)	(26,801)
Accumulated deficit	(93,328)	7,985	(85,343)
Foreign currency translation gain (loss)	(172)	(4)	(176)
Accumulated other comprehensive income (loss)	(42,615)	307	(42,308)
Total stockholders' equity	377,861	(532)	377,329

The following table presents the effect of the correction of the misstatements on the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30, 2019
	As Originally Reported	Adjustment	As Revised
Net income (loss)	$(25,297)	$(1,504)	$(26,801)
Deferred income taxes	(6,762)	(1,331)	(8,093)
Changes in operating assets and liabilities, net of acquisitions:
Inventories	(5,826)	987	(4,839)
Income taxes receivable and payable, net	315	1,331	1,646
Other	7,210	517	7,727
Note 3. Segment Information
Management has concluded that: Life Sciences, which is focused on growth in the medical end market, primarily in the orthopaedics and medical/surgical end markets; Mobile Solutions, which is focused on growth in the general industrial and automotive end markets; and Power Solutions, which is focused on growth in the electrical and aerospace and defense end markets, constitute our operating segments. Life Sciences, Mobile Solutions, and Power Solutions are considered operating segments as each engages in business activities for which it earns revenues and incurs expenses, discrete financial information is available for each, and this is the level at which the chief operating decision maker reviews discrete financial information for purposes of allocating resources and assessing performance.
The following tables present results of operations by reportable segment.

	Life Sciences	Mobile Solutions	Power Solutions	Corporate and Consolidations		Total
Three Months Ended June 30, 2020
Net sales	$72,399	$41,037	$37,491	$(507)	(a)	$150,420
Income (loss) from operations	4,333	(4,592)	1,454	(9,401)		$(8,206)
Interest expense						(18,696)
Other						881
Loss before benefit for income taxes and share of net loss from joint venture						$(26,021)
Three Months Ended June 30, 2019
Net sales	$91,332	$79,444	$51,393	$(503)	(a)	$221,666
Income (loss) from operations	9,305	3,506	5,682	(10,981)		$7,512
Interest expense						(13,958)
Other						(57)
Loss before provision for income taxes and share of net income from joint venture						$(6,503)

	Life Sciences	Mobile Solutions	Power Solutions	Corporate and Consolidations		Total
Six Months Ended June 30, 2020
Net sales	$156,447	$110,921	$83,892	$(1,095)	(a)	$350,165
Goodwill impairment	146,757	—	92,942	—		$239,699
Income (loss) from operations	(136,646)	(4,328)	(88,880)	(23,684)		(253,538)
Interest expense						(35,773)
Other						(239)
Loss before provision for income taxes and share of net income from joint venture						$(289,550)

Six Months Ended June 30, 2019
Net sales	$177,340	$157,519	$101,050	$(987)	(a)	$434,922
Income (loss) from operations	13,151	6,695	9,506	(22,157)		$7,195
Interest expense						(27,759)
Other						(3,485)
Loss before benefit for income taxes and share of net income from joint venture						$(24,049)
_______________________________

(a)Includes elimination of intersegment transactions occurring during the ordinary course of business.

The following table presents total assets by reportable segment as of June 30, 2020, and December 31, 2019.

	Total Assets
	June 30, 2020	December 31, 2019
Life Sciences	$637,927	$811,526
Mobile Solutions	356,237	373,256
Power Solutions	201,781	310,545
Corporate and Consolidations	100,069	46,657
Total	$1,296,014	$1,541,984
Note 4. Inventories
Inventories are comprised of the following amounts:

	June 30, 2020	December 31, 2019
Raw materials	$37,491	$49,135
Work in process	46,011	43,456
Finished goods	37,529	26,131
Total inventories	$121,031	$118,722
Note 5. Goodwill
The following table shows changes in the carrying amount of goodwill by reportable segment.

	Life Sciences	Power Solutions	Total
Balance as of December 31, 2019	$344,316	$94,779	$439,095
Currency impact and other	(1,092)	(1,837)	(2,929)
Impairments	(146,757)	(92,942)	(239,699)
Balance as of June 30, 2020	$196,467	$—	$196,467
As of June 30, 2020, and December 31, 2019, no goodwill was recorded in the Mobile Solutions reportable segment.
During the first quarter of 2020, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The decline in market capitalization was a triggering event that caused us to perform a goodwill impairment analysis as of March 31, 2020. The goodwill impairment analysis required significant judgments to calculate the fair value for each of Life Sciences and Power Solutions, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for each operating segment, and determination of weighted average cost of capital. Our forecasts used in the goodwill impairment analysis reflect our expectations of declines in sales resulting from COVID-19. Significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, costs to produce, discount rate, and estimated capital needs. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. Management’s judgment used in the assessment of fair value is more significant under the current market conditions and economic uncertainty created by COVID-19. The carrying values of the Life Sciences and Power Solutions reporting units exceeded their estimated fair values as of the March 31, 2020, analysis. As a result of our analysis, we recorded an impairment loss on goodwill of $146.8 million and $92.9 million for Life Sciences and Power Solutions, respectively, to the “Goodwill impairment” line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Life Sciences goodwill as of June 30, 2020, was $196.5 million.  In conjunction with the goodwill impairment test performed during the first quarter of 2020, Life Sciences goodwill was impaired by $146.8 million, resulting in the carrying value of the reporting unit being equal to its fair value as of the date of the assessment.  If our assessment of the relevant facts and circumstances changes, or if the actual performance falls short of expected results, an additional impairment charge will be required. An impairment of goodwill may also lead us to record an impairment of other intangible assets.  The carrying value of finite-lived intangible assets for the Life Sciences group as of June 30, 2020, was $196.3 million.

Note 6. Intangible Assets, Net
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Life Sciences	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2019	$211,847	$32,416	$84,997	$329,260
Amortization	(15,509)	(1,677)	(5,497)	(22,683)
Balance as of June 30, 2020	$196,338	$30,739	$79,500	$306,577
Intangible assets are tested for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. As of March 31, 2020, the goodwill impairment testing trigger caused us to test intangible assets in all of our reportable segments for impairment as well, and based on our analysis no impairment charge was deemed necessary.
Note 7. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2019	$21,755
Share of earnings (loss)	656
Foreign currency translation loss	(307)
Balance as of June 30, 2020	$22,104
During the fourth quarter of 2018, as a result of changing market conditions, the fair value of the JV was assessed, and we recorded an impairment of $16.6 million against our investment in the JV. The fair value assessment was significantly affected by changes in our assessment of future growth rates. During the first quarter of 2020, the goodwill impairment testing trigger caused us to test the JV for impairment as well. Based on our analysis, no impairment charge was deemed necessary. It is reasonably possible that material deviation of future performance from the estimates used in the March 31, 2020, impairment test could result in additional impairment to our investment in the JV in subsequent periods.
We recognized sales to the JV of less than $0.1 million and less than $0.1 million during the three and six months ended June 30, 2020, respectively, and less than $0.1 million and $0.1 million during the three and six months ended June 30, 2019, respectively.
Note 8. Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. Among other provisions, the CARES Act allows for the carryback of certain tax losses and favorably impacts the deductibility of interest expense and depreciation. The CARES Act had a material impact on our financial statements and has been accounted for in the benefit/provision for income taxes for the six months ended June 30, 2020.
Our effective tax rate was 12.9% and 6.6% for the three and six months ended June 30, 2020, respectively, and (8.9)% and (11.7)% for the three and six months ended June 30, 2019, respectively. The 2020 year-to-date effective tax rate differs from the U.S. federal statutory tax rate of 21% primarily due to the impact of the impairment of nondeductible goodwill which is treated as a permanent difference. The year-to-date effective tax rate was also impacted by the CARES Act and the anticipated withholding taxes which would be due upon repatriation of the unremitted earnings of foreign subsidiaries. The effective tax rate for the three months ended June 30, 2020, was primarily impacted by the effect of the impairment of nondeductible goodwill on the estimated annual effective tax rate and the impact of the minimum tax on global intangible low-tax income (“GILTI”).
The 2019 effective tax rate differs from the U.S. federal statutory tax rate of 21% principally due to a discrete tax charge of $6.0 million related to final tax regulations published by the Department of the Treasury and Internal Revenue Service on February 4, 2019, as well as the minimum tax on GILTI. The effective tax rate for the three months ended June 30, 2019, was primarily impacted by changes in the full year forecast book income (loss) within each jurisdiction in which we operate.
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
The following table presents debt balances as of June 30, 2020, and December 31, 2019.

	June 30, 2020	December 31, 2019
Senior Secured Term Loan	$523,438	$526,313
Incremental Term Loan	251,333	257,111
Senior Secured Revolver	62,500	—
International lines of credit and other loans	14,121	9,823
Total principal	851,392	793,247
Less-current maturities of long-term debt	20,567	19,160
Principal, net of current portion	830,825	774,087
Less-unamortized debt issuance costs (1)	13,869	16,647
Long-term debt, net of current portion	$816,956	$757,440
_______________________________
(1) In addition to this amount, costs of $2.4 million and $3.0 million related to the Senior Secured Revolver are recorded in other non-current assets as of June 30, 2020, and December 31, 2019, respectively.

We capitalized interest costs of $0.2 million and $0.5 million in the three months ended June 30, 2020 and 2019, respectively, and $0.5 million and $1.1 million in the six months ended June 30, 2020 and 2019, respectively, related to construction in progress.
Senior Secured Term Loan
Outstanding borrowings under the Senior Secured Term Loan bear interest at one-month LIBOR (subject to a 0.75% floor) plus an applicable margin of 5.75%. At June 30, 2020, the Senior Secured Term Loan bore interest at 6.50%.
Incremental Term Loan
Outstanding borrowings under the Incremental Term Loan bear interest at one-month LIBOR plus an applicable margin of 5.75%. At June 30, 2020, the Incremental Term Loan bore interest of 5.93%.
Senior Secured Revolver
Outstanding borrowings under the Senior Secured Revolver bear interest on a variable rate structure with borrowings bearing interest at either one-month LIBOR plus an applicable margin of 4.00% or the prime lending rate plus an applicable margin of 3.00%. At June 30, 2020, the weighted average interest rate on outstanding borrowings under the Senior Secured Revolver was 4.18%. We pay a commitment fee of 0.50% for unused capacity under the Senior Secured Revolver.
We had $62.5 million outstanding under the Senior Secured Revolver at June 30, 2020. Total capacity under the Senior Secured Revolver was $75.0 million as of June 30, 2020, with $0.7 million available for future borrowings after reductions for outstanding letters of credit and outstanding borrowings as of June 30, 2020. In July 2020, we amended our Credit Agreement to waive compliance with the financial leverage ratio covenant for the second and third quarters of 2020. During this period, we are required to maintain minimum liquidity levels, provide certain financial and other information, and take certain other action as specified in the amendment. Failure to maintain the required minimum liquidity levels or satisfy other requirements set forth in the amendment would allow the revolving credit lenders, the Senior Secured Term loan lenders, and the Incremental Term Loan lenders to cause amounts due under our credit facility to become immediately due and payable and would have a material, adverse impact on our financial position.
We were in compliance with all requirements under our credit facility as of June 30, 2020.
Interest Rate Swap
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

Note 10. Leases
The following table contains supplemental cash flow information related to leases.

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$214	$109
Operating cash flows from operating leases	10,914	10,667
Financing cash flows from finance leases	1,472	1,618
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,406	$—
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$15,398	$2,878
_______________________________
(1) Includes new leases, renewals, and modifications.
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
During the second quarter of 2020 and as part of our overall plan to improve liquidity during the COVID-19 pandemic, we negotiated with certain lessors to defer rent payments on leased buildings. In total, $0.8 million of operating lease payments are being deferred over a period ranging from April 2020 to December 2020 and will be repaid over a period ranging from June 2020 through December 2022. The deferral of rent payments did not result in a substantial change in total lease payments over the individual lease terms. We have elected to apply lease accounting relief announced by the FASB in April 2020 and have treated these lease concessions as if they existed in the original contracts rather than applying lease modification accounting. The net impact on cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020, was $0.4 million in cash savings.
Note 11. Restructuring and Integration
We incurred no new restructuring and integration charges for the six months ended June 30, 2020. During the six months ended June 30, 2020, we made cash payments of $0.2 million for restructuring costs. As of June 30, 2020, we had $0.3 million accrued for severance costs associated with restructuring and integration projects. We expect to pay this balance over the next 0.9 years.
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

We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. The matter encompasses several lawsuits filed with the Brazilian courts requesting declaratory actions that no tax is due or seeking a stay of execution on the collection of the tax. In 2018, we obtained a favorable decision in one of the declaratory actions for which the period for appeal has expired. We have filed actions in each court requesting dismissal of the matter based on the earlier court action. In May 2020, we received an unfavorable decision in one of the lawsuits, and as a result have recorded a liability to the Brazilian tax authorities and a receivable from the former shareholders of Autocam for the same amount. Although we anticipate a favorable resolution to the remaining matters, we can provide no assurances that we will be successful in achieving dismissal of all pending cases. The U.S. dollar amount that would be owed in the event of an unfavorable decision is subject to interest, penalties, and currency impacts and therefore is dependent on the timing of the decision. For the remaining open lawsuits, we currently believe the cumulative potential liability in the event of unfavorable decisions on all matters will be less than $5.0 million, inclusive of interest and penalties.
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter. Accordingly, we don’t expect to incur a loss related to this matter even in the event of an unfavorable decision and, therefore, have not accrued an amount for the remaining matters as of June 30, 2020.
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
Note 13. Preferred Stock and Stockholders' Equity
Series B Convertible Preferred Stock
Preferred Stock has a liquidation preference of $1,000 per share; is redeemable at our option in cash (or, under certain circumstances, in stock), subject to the applicable redemption premium; is convertible into a variable number of common shares on certain terms and conditions on or after March 31, 2023; and is subject to certain other rights and obligations.
Preferred Stock shares earn cumulative dividends at a rate of 10.625% per year, payable quarterly in arrears if declared, and accrue whether or not earned or declared. If a Preferred Stock dividend is declared by the Board of Directors, then it will be paid in cash. Additionally, holders of Preferred Stock participate in any dividends paid on shares of our common stock on an as-converted basis at a fixed conversion rate. Our common stockholders approved a proposal at our 2020 annual stockholder meeting to issue common stock in excess of thresholds established by certain Nasdaq stock market rules upon the exercise of Warrants or the conversion or redemption of Preferred Stock.
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

As of June 30, 2020, the carrying value of the Preferred Stock shares was $98.7 million which included $6.0 million of accumulated unpaid and deemed dividends. The following table presents the change in the Preferred Stock carrying value during the six months ended June 30, 2020.

Six Months Ended June 30, 2020
Beginning balance	$93,012
Accrual of in-kind dividends	5,417
Amortization and other	278
Ending balance	$98,707

Preferred Share Purchase Rights
On April 15, 2020, our Board of Directors authorized and declared a dividend of one preferred share purchase right for each outstanding share of common stock to shareholders of record on April 27, 2020. The rights will become exercisable if a person or group becomes the beneficial owner of 15% or more of our outstanding common stock (including in the form of synthetic ownership through derivative positions). In the event that the rights become exercisable due to the triggering ownership threshold being crossed, each right will entitle its holder to purchase one thousandth of a share of Series C Junior Participating Preferred Stock for $31.50 per share. Rights held by the triggering person or entity will become void and will not be exercisable. The Board of Directors may, rather than permitting the exercise of the rights, exchange each right (other than rights held by the triggering person or entity) for one share of common stock per right, subject to adjustment. The Board of Directors will, prior to the rights becoming exercisable, in general be entitled to redeem the rights for $0.001 per right. The rights expire on March 31, 2021.
Note 14. Revenue from Contracts with Customers
Revenue is recognized when control of the good or service is transferred to the customer either at a point in time or, in limited circumstances, as our services are rendered over time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or services.

	Three Months Ended June 30, 2020
	Life Sciences	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$60,027	$20,237	$30,859	$(507)	$110,616
China	2,716	10,726	1,252	—	14,694
Brazil	7	2,132	63	—	2,202
Mexico	6	2,456	4,119	—	6,581
Germany	4,986	851	90	—	5,927
Switzerland	2,590	618	2	—	3,210
Other	2,067	4,017	1,106	—	7,190
Total net sales	$72,399	$41,037	$37,491	$(507)	$150,420

	Three Months Ended June 30, 2019
	Life Sciences	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$74,229	$44,512	$40,580	$(503)	$158,818
China	1,873	9,318	1,598	—	12,789
Brazil	—	9,636	80	—	9,716
Mexico	117	5,066	4,235	—	9,418
Germany	8,447	1,316	21	—	9,784
Switzerland	3,509	1,153	25	—	4,687
Other	3,157	8,443	4,854	—	16,454
Total net sales	$91,332	$79,444	$51,393	$(503)	$221,666

	Six Months Ended June 30, 2020
	Life Sciences	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$130,389	$57,366	$69,156	$(1,095)	$255,816
China	4,754	18,418	2,409	—	25,581
Brazil	7	10,715	193	—	10,915
Mexico	126	7,292	6,262	—	13,680
Germany	10,596	3,001	129	—	13,726
Switzerland	5,622	1,549	23	—	7,194
Other	4,953	12,580	5,720	—	23,253
Total net sales	$156,447	$110,921	$83,892	$(1,095)	$350,165

	Six Months Ended June 30, 2019
	Life Sciences	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$142,572	$88,969	$81,695	$(987)	$312,249
China	3,565	18,471	3,436	—	25,472
Brazil	—	18,018	149	—	18,167
Mexico	244	10,444	6,944	—	17,632
Germany	17,332	2,722	37	—	20,091
Switzerland	6,775	2,512	41	—	9,328
Other	6,852	16,383	8,748	—	31,983
Total net sales	$177,340	$157,519	$101,050	$(987)	$434,922
Deferred Revenue
The following table provides information about contract liabilities from contracts with customers.

Deferred Revenue
Balance at January 1, 2020	$4,172
Balance at June 30, 2020	$3,105
Revenue recognized during the six months ended June 30, 2020, from amounts included in deferred revenue at the beginning of the period for performance obligations satisfied or partially satisfied during the period, was $1.6 million. Deferred revenue is reported in the “Other current liabilities” line on the Condensed Consolidated Balance Sheets.

Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2020, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
Sales Concentration
We recognized sales from a single customer of $20.0 million, or 13% of consolidated net sales, during the three months ended June 30, 2020, and $23.0 million, or 10% of consolidated net sales, during the three months ended June 30, 2019. We recognized sales from this customer of $45.5 million, or 13% of consolidated net sales, during the six months ended June 30, 2020, and $45.1 million, or 10% of consolidated net sales, during the six months ended June 30, 2019. Revenues from this customer are in our Life Sciences and Power Solutions groups.
Note 15. Share-Based Compensation
The following table lists the components of share-based compensation expense by type of award.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$140	$169	$321	$361
Restricted stock	936	502	1,828	961
Performance share units	335	435	558	657
Share-based compensation expense	$1,411	$1,106	$2,707	$1,979
Stock Options
During the six months ended June 30, 2020, we granted options to purchase 158,700 shares to certain key employees. The weighted average grant date fair value of the options granted during the six months ended June 30, 2020, was $4.76 per share. The fair value of our options cannot be determined by market value because they are not traded in an open market. Accordingly, we utilized the Black Scholes financial pricing model to estimate the fair value.
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

The following table presents stock option activity for the six months ended June 30, 2020.

	Number of Options (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	775	$13.24
Granted	159	9.44
Forfeited or expired	(44)	14.53
Outstanding at June 30, 2020	890	$12.50	5.7	$—	(1)
Exercisable at June 30, 2020	600	$13.92	4.0	$—	(1)
_______________________________
(1)The aggregate intrinsic value is the sum of intrinsic values for each exercisable individual option grant. The intrinsic value is the amount by which the closing market price of our stock at June 30, 2020, was greater than the exercise price of any individual option grant.
Restricted Stock
During the six months ended June 30, 2020, we granted 460,255 shares of restricted stock to non-executive directors, officers and certain other key employees. The shares of restricted stock granted during the six months ended June 30, 2020, vest pro-rata generally over three years for officers and certain other key employees and over one year for non-executive directors and certain key employees. We determined the fair value of the shares awarded by using the closing price of our common stock as of the date of grant. The weighted average grant date value of restricted stock granted in the six months ended June 30, 2020, was $9.35 per share. Total grant-date fair value of restricted stock that vested in the six months ended June 30, 2020, was $1.0 million.
The following table presents the status of unvested restricted stock awards as of June 30, 2020, and changes during the six months then ended.

	Nonvested Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Unvested at January 1, 2020	222	$9.33
Granted	460	9.35
Vested	(116)	8.97
Forfeited	(19)	9.32
Unvested at June 30, 2020	547	$9.16
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
The following table presents the status of unvested PSUs as of June 30, 2020, and changes during the six months then ended.

	Nonvested TSR Awards		Nonvested ROIC Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2020	65	$13.27	79	$11.50
Granted	139	10.88	157	9.44
Forfeited	(19)	11.43	(21)	12.88
Nonvested at June 30, 2020	185	$10.53	215	$11.04

Note 16. Accumulated Other Comprehensive Income
The following tables present the components of accumulated other comprehensive income (“AOCI”).

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance at March 31, 2020	$(49,501)	$(25,463)	$5,911	$(69,053)
Other comprehensive income (loss) before reclassifications	994	(1,635)	380	(261)
Amounts reclassified from AOCI to interest expense (2)	—	3,436	(798)	2,638
Net current-period other comprehensive income (loss)	994	1,801	(418)	2,377
Balance at June 30, 2020	$(48,507)	$(23,662)	$5,493	$(66,676)

Balance at March 31, 2019	$(29,993)	$(4,960)	$1,104	$(33,849)
Net current-period other comprehensive income (loss)	(1,497)	(8,955)	1,993	(8,459)
Balance at June 30, 2019	$(31,490)	$(13,915)	$3,097	$(42,308)

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance at December 31, 2019	$(35,159)	$(12,234)	$2,839	$(44,554)
Other comprehensive income (loss) before reclassifications	(13,348)	(16,234)	3,770	(25,812)
Amounts reclassified from AOCI to interest expense (2)	—	4,806	(1,116)	3,690
Net current-period other comprehensive income (loss)	(13,348)	(11,428)	2,654	(22,122)
Balance at June 30, 2020	$(48,507)	$(23,662)	$5,493	$(66,676)

Balance at December 31, 2018	$(31,314)	$—	$—	$(31,314)
Net current-period other comprehensive income (loss)	(176)	(13,915)	3,097	(10,994)
Balance at June 30, 2019	$(31,490)	$(13,915)	$3,097	$(42,308)
_______________________
(1) Income tax effect of changes in interest rate swap.
(2) Represents settlements on the interest rate swap.

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

The following table summarizes the computation of basic and diluted net income (loss) per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(21,748)	$(7,283)	$(269,939)	$(26,801)
Less: Preferred Stock cumulative dividends and deemed dividends	(3,043)	—	(5,994)	—
Numerator for basic and diluted net loss per common share (1)	$(24,791)	$(7,283)	$(275,933)	$(26,801)

Denominator:
Weighted average common shares outstanding, basic and diluted	42,197	42,028	42,154	42,000
Per common share net loss:
Basic net income (loss) per common share	$(0.59)	$(0.17)	$(6.55)	$(0.64)
Diluted net income (loss) per common share	$(0.59)	$(0.17)	$(6.55)	$(0.64)
Cash dividends declared per common share	$—	$0.07	$—	$0.14
_______________________________
(1) Preferred Stock does not participate in losses.
The following table presents the number of potentially dilutive securities that were excluded from the calculation of diluted net income (loss) per common share because they had an anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options	890	754	890	754
Warrants	1,500	—	1,500	—
Preferred Stock, as-converted	25,278	—	25,278	—
	27,668	754	27,668	754
Given the loss from continuing operations in the three and six months ended June 30, 2020 and 2019, all options and warrants are considered anti-dilutive and were excluded from the calculation of diluted net income (loss) per share. Stock options excluded from the calculations of diluted net income (loss) per share had a per share exercise price ranging from $7.93 to $25.16 for the three months ended June 30, 2020, and $8.86 to $25.16 for three months ended June 30, 2019. Stock options excluded from the calculations of diluted net income (loss) per share had a per share exercise price ranging from $7.93 to $25.16 for the six months ended June 30, 2020, and $8.86 to $25.16 for six months ended June 30, 2019. Warrants excluded from the calculation of diluted net income (loss) per share for the three and six months ended June 30, 2020, had a per share exercise price of $12.00. Preferred Stock excluded from the calculation of diluted net income (loss) per share for the three and six months ended June 30, 2020, was calculated on an as-converted basis. Holders of Preferred Stock will have the right to convert up to 25% of their Preferred Stock into common shares per quarter after December 31, 2023, at a conversion price that equals a 30-day volume weighted average price per common share. Under certain conditions, holders of Preferred Stock may elect to convert their Preferred Stock into common shares at an earlier date after March 31, 2023, at a conversion price that equals 90% of the volume weighted average market price per common share. The potentially dilutive Preferred Stock in the preceding table presents the more dilutive result of these conversion prices as if the Preferred Stock were converted on June 30, 2020.
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
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and long-term debt. As of June 30, 2020, the carrying values of these financial instruments approximated fair value except for long-term debt as disclosed below.
Derivative Financial Instruments
Certain features were bifurcated and accounted for separate from the Preferred Stock. The following features are recorded on a combined basis as a single derivative.
•Leverage ratio put feature. The Preferred Stock includes a redemption option based on a leverage ratio threshold that provides the preferred holder the option to convert the Preferred Stock to a variable number of shares of common stock at a discount to the then fair value of our common stock. The conversion feature is considered a redemption right at a premium which is not clearly and closely related to the debt host.
•Contingent dividends. The feature that allowed for the dividend rate to increase to 11.625% in 2020 if shareholder approval was not obtained is not considered clearly and closely related to the debt host. Our common stockholders approved a proposal at our 2020 annual stockholder meeting to issue common stock in excess of thresholds established by certain Nasdaq stock market rules upon the exercise of Warrants or the conversion or redemption of Preferred Stock. Because the annual stockholder meeting has already occurred, the contingent dividends feature no longer exists as of June 30, 2020.
•Dividends withholding. The Preferred Stock bears a feature that could require us to make an effective distribution to purchasers which is indexed to the tax rate of the purchasers. This distribution would be partially offset by an adjustment to the redemption price and/or conversion rate. The dividends withholding feature is not clearly and closely related to the debt host.
The following tables show the liabilities measured at fair value for the Preferred Stock derivative above as of June 30, 2020, and December 31, 2019.

	Fair Value Measurements as of June 30, 2020
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$—	$1,794
Derivative liability - other non-current liabilities	—	—	649
Total	$—	$—	$2,443

	Fair Value Measurements as of December 31, 2019
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$—	$60
Derivative liability - other non-current liabilities	—	—	2,235
Total	$—	$—	$2,295
The inputs for determining fair value of the Preferred Stock derivative are classified as Level 3 inputs. Level 3 fair value is based on unobservable inputs based on the best information available. These inputs include probability assessments of how long the Preferred Stock will remain outstanding, whether the leverage ratio threshold will be exceeded, and, as of December 31, 2019, whether approval would be obtained from common stockholders for issuance of common stock upon exercise of the Warrants and conversion or redemption of the Preferred Stock. Inputs also include the percentage of Preferred Stock held by non-U.S. resident holders and the applicable tax withholding rates for those holders.

The following table presents the change in the Preferred Stock derivative during the six months ended June 30, 2020.

Six Months Ended June 30, 2020
Beginning balance	$2,295
Change in fair value (1)	(91)
Other	239
Ending balance	$2,443
_______________________________
(1) Changes in the fair value are recognized in the “Other (income) expense, net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All of the change in fair value relates to the derivative liability held at June 30, 2020.
Interest Rate Swap
We manage our exposure to fluctuations in interest rates using a mix of fixed and variable rate debt. We have a $700.0 million fixed-rate interest rate swap agreement that changes the LIBOR-based portion of the interest rate on a portion of our variable rate debt to a fixed rate of 2.4575% (the “interest rate swap”) through October 19, 2022. The notional amount of the interest rate swap will decrease over time as presented in the following table.

Notional Amount
February 12, 2019 - December 30, 2020	$700,000
December 31, 2020 - December 30, 2021	466,667
December 31, 2021 - October 19, 2022	233,333
The objective of the interest rate swap is to eliminate the variability of cash flows in interest payments on the first $700.0 million of variable rate debt attributable to changes in benchmark one-month LIBOR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month LIBOR interest rates over the interest rate swap term. If one-month LIBOR is greater than the minimum percentage under the Senior Secured Term Loan, the changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable rate debt. The interest rate swap was designated as a cash flow hedge at inception.
As of June 30, 2020, we reported a cumulative $18.2 million loss, net of tax, in accumulated other comprehensive income related to the interest rate swap.
The following tables present the liabilities measured at fair value on a recurring basis for the interest rate swap as of June 30, 2020, and December 31, 2019.

	Fair Value Measurements as of June 30, 2020
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$13,633	$—
Derivative liability - other non-current liabilities	—	10,027	—
Total	$—	$23,660	$—

	Fair Value Measurements as of December 31, 2019
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$5,943	$—
Derivative liability - other non-current liabilities	—	6,290	—
Total	$—	$12,233	$—

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
Debt
As of June 30, 2020, the aggregate fair value of our Senior Secured Term Loan and Incremental Term Loan is approximately $677.7 million, compared to the net carrying amount of $760.9 million. The fair value of these term loans is based on recently completed market transactions and is primarily classified as Level 2 within the fair value hierarchy.
The fair value of our outstanding fixed-rate debt included in the “International lines of credit and other loans” line item within Note 9 to these Notes to Condensed Consolidated Financial Statements was $14.1 million and $9.8 million as of June 30, 2020, and December 31, 2019, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The carrying value of this fixed-rate debt was $14.1 million and $9.8 million as of June 30, 2020 and December 31, 2019, respectively.
Note 19. Subsequent Event
In July 2020, we amended our Credit Agreement to waive compliance with the financial leverage ratio covenant for the second and third quarters of 2020. During this period, we are required to maintain minimum liquidity levels, provide certain financial and other information, and take certain other action as specified in the amendment. Failure to maintain the required minimum liquidity levels or satisfy other requirements set forth in the amendment would allow the revolving credit lenders, the Senior Secured Term loan lenders, and the Incremental Term Loan lenders to cause amounts due under our credit facility to become immediately due and payable and would have a material, adverse impact on our financial position.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to NN, Inc., based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of management’s control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector; the impacts of the COVID-19 pandemic on the Company’s financial condition, business operations and liquidity; competitive influences; risks that current customers will commence or increase captive production; risks of capacity underutilization; quality issues; availability of raw materials; currency and other risks associated with international trade; our dependence on certain major customers; the impact of acquisitions and divestitures; the level of our indebtedness; the restrictions contained in our debt agreements; our ability to obtain financing at favorable rates, if at all, and to refinance existing debt as it matures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; and other risk factors and cautionary statements listed from time-to-time in our periodic reports filed with the Securities and Exchange Commission. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements included herein or therein to reflect future events or developments.
For additional information concerning such risk factors and cautionary statements, please see the sections titled “Item 1A. Risk Factors” in the 2019 Annual Report and this Quarterly Report.

Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the six months ended June 30, 2020, that management believes are important to provide an understanding of the business and results of operations, or that may influence operations in the future.
Global COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (“COVID-19”) began to impact the population of China, where several of our manufacturing facilities are located. In late January and early February 2020, in an effort to contain the spread of the virus and maintain the wellbeing of our employees and in accordance with governmental requirements, we temporarily closed our production facilities in China. On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. Consistent with actions taken by governmental authorities and in response to reduced customer demand, in late March 2020, we idled manufacturing operations in certain regions around the world, other than China, where manufacturing operations began to resume operations in March. We have experienced supplier and customer disruption, which has affected our results of operations and cash flows this year. In Europe and North America, sales began declining in the second half of March as the pandemic led to customer plant closures. The situation grew more challenging in the second quarter, as customer closures have affected much of our operations and may continue for an unknown period of time. The spread of COVID-19 has created a disruption in the manufacturing, delivery and overall supply chain of automobile manufacturers and suppliers. Global vehicle production has decreased significantly, and some vehicle manufacturers have completely shut down manufacturing operations in some countries and regions, including the United States and Europe. Stay-at-home orders issued by federal, state, and local governmental authorities to combat the spread of COVID-19 have resulted in hospitals’ cancelling, deferring, or limiting elective surgeries, which has negatively impacted demand from our Life Sciences customers. Although many stay-at-home orders have been lifted, the COVID-19 pandemic continues to have a negative impact on elective surgeries and on the demand from our Life Sciences customers.. On April 6, 2020, we withdrew our previously issued full year 2020 financial guidance until the effects of the COVID-19 pandemic can be better assessed.
We have undertaken a number of actions to manage the evolving situation, including the continuation of previously announced cost savings initiatives.
Previously announced initiatives:
•Streamlining facilities and reducing overall selling, general and administrative costs;
•Eliminated the quarterly dividend;
•Reduced capital expenditures;
•Issued $100 million of Preferred Stock and used net proceeds for debt repayment; and
•Refinanced senior credit facilities to extend maturities and provide additional liquidity.
Additional actions taken in response to the economic effects of the pandemic:
•In March 2020, we drew down $60 million in cash under our Senior Secured Revolver to strengthen our near-term cash position.
•Beginning in April 2020, executives reduced their base salaries by 20% to 25%, non-executive employee salaries were reduced by 5% to 15%, and the 401(k) employer match was suspended.
•Non-employee board members suspended their cash compensation.
•Employee merit increases and bonus payouts have been deferred, and the gainsharing plan for 2020 has been suspended.
•Travel was significantly reduced beginning in the first quarter.
•In response to government orders and reduced demand, we have adjusted production and work week hours, reduced or suspended non-critical discretionary spending, and furloughed personnel, many of whom are eligible to participate in government supported programs.
•Inventory levels and collection of receivables are being closely monitored.
•We have entered into rent deferral arrangements with landlords of several of our leased facilities.
•As allowed by the CARES Act, we have begun to defer payments of the employer share of U. S. payroll taxes and intend to defer the payment of remaining obligations through the end of 2020 and will begin making payments in 2021 through 2022.
•In July 2020, we amended our Credit Agreement to waive compliance with the financial leverage ratio covenant for the second and third quarters of 2020.

Next steps:
•We are taking advantage of other provisions of the CARES Act that could result in reduced income tax obligation and a positive impact on cash.
•We are pursuing other opportunities to delay payment of fixed costs.
•We continue to focus on further general cost reduction actions.
While managing decreased demand in many regions across the globe, we are also preparing to restart and ramp up our businesses. We are coordinating with our customers and suppliers to make the necessary preparations. We are focused on the safety of our employees, customers and suppliers when re-starting. We have developed and implemented processes to ensure a safe environment for our employees and any visitors to our facilities, including providing personal protective equipment to our employees, establishing social distancing protocols and temperature checks. These processes include recommendations based on guidelines from the Centers for Disease Control and Prevention and the World Health Organization as well as from our recent ramp-up in China. The health and safety of our employees remains our top priority.
Goodwill Impairment
During the first quarter of 2020, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The decline in market capitalization was a triggering event that caused us to perform a goodwill impairment analysis as of March 31, 2020. The goodwill impairment analysis required significant judgments to calculate the fair value for each of Life Sciences and Power Solutions, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for each operating segment, and determination of weighted average cost of capital. Our forecasts used in the goodwill impairment analysis reflect our expectations of declines in sales resulting from COVID-19. Significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, costs to produce, discount rate, and estimated capital needs. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. Management’s judgment used in the assessment of fair value is more significant under the current market conditions and economic uncertainty created by COVID-19. The carrying values of the Life Sciences and Power Solutions reporting units exceeded their estimated fair values as of the March 31, 2020, analysis. As a result of our analysis, we recorded an impairment loss on goodwill of $146.8 million and $92.9 million for Life Sciences and Power Solutions, respectively, to the “Goodwill impairment” line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Prior Periods’ Financial Statement Revision
Certain prior period amounts have been revised to reflect the impact of corrections of misstatements and to correct the timing of previously recorded out-of-period adjustments. Refer to Note 1 and Note 2 in the Notes to Condensed Consolidated Financial Statements for more information.
Sales Concentration
We recognized sales from a single customer of $20.0 million, or 13% of consolidated net sales, during the three months ended June 30, 2020, and $23.0 million, or 10% of consolidated net sales, during the three months ended June 30, 2019. We recognized sales from this customer of $45.5 million, or 13% of consolidated net sales, during the six months ended June 30, 2020, and $45.1 million, or 10% of consolidated net sales, during the six months ended June 30, 2019. Revenues from this customer are in our Life Sciences and Power Solutions groups.

Three Months Ended June 30, 2020, compared to the Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2020	2019	$ Change
Net sales	$150,420	$221,666	$(71,246)
Organic decline				$(69,943)
Foreign exchange effects				(1,303)
Cost of sales (exclusive of depreciation and amortization shown separately below)	115,389	164,099	(48,710)
Selling, general and administrative expense	20,991	26,743	(5,752)
Depreciation and amortization	23,201	22,924	277
Other operating (income) expense, net	(955)	388	(1,343)
Income (loss) from operations	(8,206)	7,512	(15,718)
Interest expense	18,696	13,958	4,738
Other (income) expense, net	(881)	57	(938)
Loss before benefit (provision) for income taxes and share of net income (loss) from joint venture	(26,021)	(6,503)	(19,518)
Benefit (provision) for income taxes	3,346	(577)	3,923
Share of net income (loss) from joint venture	927	(203)	1,130
Net loss	$(21,748)	$(7,283)	$(14,465)
Net Sales. Net sales decreased by $71.2 million, or 32%, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to a decrease in organic volume of $69.9 million, as a result of decreased demand due to the COVID-19 pandemic and unfavorable foreign exchange effects of $1.3 million.
Cost of Sales. Cost of sales decreased by $48.7 million, or 30%, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to variable costs associated with the above-referenced sales volume decline and fixed cost savings initiatives.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased by $5.8 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to cost reduction initiatives that drove decreases in personnel costs and travel costs.
Other Operating (Income) Expense, Net. Other operating (income) expense, net, changed favorably by $1.3 million primarily due to a $0.8 million gain on the sale of a building in Fairfield, Ohio, during the three months ended June 30, 2020.
Interest Expense. Interest expense increased by $4.7 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to an increase in the interest rate on our credit facility as a result of amendments executed in 2019, settlements on the interest rate swap that were not fully offset by reductions in interest on our Senior Secured Term Loan because of the interest rate floor on the Loan, and the amortization of the associated amendment costs.

	Three Months Ended June 30,
	2020	2019
Interest on debt	$13,518	$13,067
Interest rate swap settlements	3,436	—
Amortization of debt issuance costs	1,696	1,162
Capitalized interest	(227)	(532)
Other	273	261
Total interest expense	$18,696	$13,958
Other (Income) Expense, Net. Other (income) expense, net, changed favorably by $0.9 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to more favorable foreign exchange effects associated with intercompany borrowings compared to the prior year.
Benefit/Provision for Income Taxes. Our effective tax rate was 12.9% for the three months ended June 30, 2020, compared to (8.9)% for the three months ended June 30, 2019. The difference in rates is primarily due to the impact of the impairment of nondeductible goodwill in 2020 and a discrete tax charge in 2019 related to final tax regulations. Note 8 in the Notes to Condensed Consolidated Financial Statements describes the components of income taxes for each period presented.
Share of Net Income (Loss) from Joint Venture. Our share of net income (loss) from the JV increased during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to improved profits resulting from higher sales, expanding variable margins as a result of successful process improvement initiatives and improved product mix, and fixed cost reduction actions.
Results by Segment
LIFE SCIENCES

	Three Months Ended June 30,
	2020	2019	$ Change
Net sales	$72,399	$91,332	$(18,933)
Organic decline				$(18,343)
Foreign exchange effects				(590)
Income from operations	$4,333	$9,305	$(4,972)
Net sales decreased by $18.9 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to a decrease in organic volume of $18.3 million as a result of reduced customer demand within the orthopaedic end market driven by the decrease in demand for elective surgeries as a result of the COVID-19 pandemic and delays in new product launches. Sales for the quarter were also unfavorably impacted by the change in currency rates.
Income from operations decreased by $5.0 million compared to the same period in the prior year primarily due to the variable margin on lower sales and higher depreciation expense attributable to the capital investments made during 2019 to support the business growth. These unfavorable impacts were partially offset by savings from continuous improvement initiatives and overall reductions in manufacturing and selling, general, and administrative costs resulting from significant cost savings initiatives implemented to respond to the unfavorable impacts of the COVID-19 pandemic. Lower amortization expense also contributed to income from operations due to the backlog intangible asset acquired in the Paragon acquisition that became fully amortized last year.
MOBILE SOLUTIONS

	Three Months Ended June 30,
	2020	2019	$ Change
Net sales	$41,037	$79,444	$(38,407)
Organic decline				$(37,120)
Foreign exchange effects				(1,287)
Income (loss) from operations	$(4,592)	$3,506	$(8,098)
Net sales decreased by $38.4 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to lower demand within global automotive markets resulting from the COVID-19 pandemic, price reductions, the impact of reduced demand for components associated with programs nearing the end of life, and unfavorable foreign exchange effects.
Income from operations decreased by $8.1 million compared to the same period in the prior year primarily due to lost variable margin on the above-referenced sales volume decline, partially offset by fixed cost reduction actions taken in response to the decline in sales volume.

POWER SOLUTIONS

	Three Months Ended June 30,
	2020	2019	$ Change
Net sales	$37,491	$51,393	$(13,902)
Organic decline				(14,476)
Foreign exchange effects				574
Income from operations	$1,454	$5,682	$(4,228)
Net sales decreased by $13.9 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to lower demand in the electrical products, automotive, and oil and gas end markets resulting from the COVID-19 pandemic.
Income from operations decreased by $4.2 million compared to the same period in the prior year primarily due to lost variable margin on the above-referenced sales volume decline. These unfavorable impacts were partially offset by fixed cost reduction actions taken in response to the decline in sales volume.
Six Months Ended June 30, 2020, compared to the Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2020	2019	$ Change
Net sales	$350,165	$434,922	$(84,757)
Organic decline				(81,336)
Foreign exchange effects				(3,421)
Cost of sales (exclusive of depreciation and amortization shown separately below)	267,630	326,286	(58,656)
Selling, general and administrative expense	45,815	54,868	(9,053)
Depreciation and amortization	46,385	46,349	36
Restructuring and integration expense, net	—	(12)	12
Goodwill impairment	239,699	—	239,699
Other operating (income) expense, net	4,174	236	3,938
Income (loss) from operations	(253,538)	7,195	(260,733)
Interest expense	35,773	27,759	8,014
Loss on extinguishment of debt and write-off of debt issuance costs	—	2,699	(2,699)
Other (income) expense, net	239	786	(547)
Loss before benefit (provision) for income taxes and share of net income (loss) from joint venture	(289,550)	(24,049)	(265,501)
Benefit (provision) for income taxes	18,955	(2,818)	21,773
Share of net income (loss) from joint venture	656	66	590
Net loss	$(269,939)	$(26,801)	$(243,138)
Net Sales. Net sales decreased by $84.8 million, or 19.5%, during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to a decrease in organic volume of $81.3 million, as a result of decreased demand due to the COVID-19 pandemic and unfavorable foreign exchange effects of $3.4 million.
Cost of Sales. Cost of sales decreased by $58.7 million, or 18.0%, during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to variable costs associated with the above-referenced sales volume decline and fixed cost savings initiatives.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased by $9.1 million during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to cost reduction initiatives that drove decreases in personnel costs and travel costs.
Goodwill Impairment. The increase in goodwill impairment in the six months ended June 30, 2020, was the result of goodwill impairment charges at Life Sciences and Power Solutions. See Note 5 in the Notes to Condensed Consolidated Financial Statements for more information on the impairment charges.

Other Operating (Income) Expense, Net. Other operating (income) expense, net, changed unfavorably by $3.9 million primarily due to charges and costs associated with asset disposals and elimination of a portion of our lease obligation as a result of our decision to vacate a portion of our corporate headquarters building. These charges were partially offset by a $0.8 million gain on the sale of a building in Fairfield, Ohio, in the six months ended June 30, 2020.
Interest Expense. Interest expense increased by $8.0 million during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to an increase in the interest rate on our credit facility as a result of amendments executed in 2019, settlements on the interest rate swap that were not fully offset by reductions in interest on our Senior Secured Term Loan because of the interest rate floor on the Loan, and the amortization of the associated amendment costs.

	Six Months Ended June 30,
	2020	2019
Interest on debt	$27,505	$26,185
Interest rate swap settlements	4,806	—
Amortization of debt issuance costs	3,348	2,354
Capitalized interest	(539)	(1,084)
Other	653	304
Total interest expense	$35,773	$27,759
Loss on Extinguishment of Debt and Write-off of Unamortized Debt Issuance Costs. Loss on extinguishment of debt and write-off of unamortized debt issuance costs decreased by $2.7 million during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, due to costs written off as a result of the March 2019 amendment to our credit facility.
Other (Income) Expense, Net. Other (income) expense, net, changed favorably by $0.5 million during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to more favorable foreign exchange effects associated with intercompany borrowings compared to the prior year.
Provision/Benefit for Income Taxes. Our effective tax rate was 6.6% for the six months ended June 30, 2020, compared to 11.7% for the six months ended June 30, 2019. The difference in rates is primarily due to the impact of the impairment of nondeductible goodwill in 2020 and a discrete tax charge in 2019 related to final tax regulations. Note 8 in the Notes to Condensed Consolidated Financial Statements describes the components of income taxes for each period presented.
Share of Net Income from Joint Venture. Share of net income (loss) from the JV increased during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to improved profits from expanding variable margins, as a result of successful process improvement initiatives and improved product mix, and fixed cost reduction actions. These favorable impacts were partially offset by the shutdown of manufacturing operations in China during the COVID-19 pandemic in the first quarter of 2020.
Results by Segment
LIFE SCIENCES

	Six Months Ended June 30,
	2020	2019	$ Change
Net sales	$156,447	$177,340	$(20,893)
Organic decline				(19,948)
Foreign exchange effects				(945)
Goodwill impairment	$(146,757)	$—	$(146,757)
Income (loss) from operations	$(136,646)	$13,151	$(149,797)
Net sales decreased by $20.9 million during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to a decrease in organic volume of $19.9 million as a result of a reduced customer demand within the orthopaedic end market, the decrease in demand for elective surgeries as a result of the COVID-19 pandemic, and delays in product launches. Sales for the period were also unfavorably impacted by the change in currency rates.
Income from operations decreased by $149.8 million compared to the same period in the prior year primarily due to a goodwill impairment loss of $146.8 million recognized in the first quarter of 2020. Lost variable margin on lower sales and higher depreciation expense attributable to the capital investments made during 2019 to support the business growth also contributed to the decrease in income from operations. These unfavorable impacts were partially offset by savings from continuous improvement initiatives and overall reductions in manufacturing and selling, general, and administrative costs resulting from significant cost savings initiatives implemented to respond to the unfavorable impacts of the COVID-19 pandemic. Lower amortization expense also contributed to income from operations due to the backlog intangible asset acquired in the Paragon acquisition that became fully amortized last year.
MOBILE SOLUTIONS

	Six Months Ended June 30,
	2020	2019	$ Change
Net sales	$110,921	$157,519	$(46,598)
Organic decline				$(43,425)
Foreign exchange effects				(3,173)
Income (loss) from operations	$(4,328)	$6,695	$(11,023)
Net sales decreased by $46.6 million during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to lower demand within global automotive markets resulting from the COVID-19 pandemic, price reductions, the impact of reduced demand for components associated with programs nearing the end of life, and unfavorable foreign exchange effects.
Income from operations decreased by $11.0 million compared to the same period in the prior year due to lost variable margin on the above-referenced sales volume decline, partially offset by fixed cost reduction actions taken in response to the decline in sales volume.
POWER SOLUTIONS

	Six Months Ended June 30,
	2020	2019	$ Change
Net sales	$83,892	$101,050	$(17,158)
Organic decline				(17,855)
Foreign exchange effects				697
Goodwill impairment	$(92,942)	$—	$(92,942)
Income (loss) from operations	$(88,880)	$9,506	$(98,386)
Net sales decreased by $17.2 million during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to lower demand in the electrical products, automotive, and oil and gas end markets resulting from the COVID-19 pandemic.
Income from operations decreased by $98.4 million compared to the same period in the prior year primarily due to a goodwill impairment loss of $92.9 million recognized in the first quarter of 2020, and lost variable margin on the above-referenced sales volume decline. These unfavorable impacts were partially offset by fixed cost reduction actions taken in response to the decline in sales volume.
Changes in Financial Condition from December 31, 2019, to June 30, 2020
Overview
From December 31, 2019, to June 30, 2020, total assets decreased by $246.0 million primarily due to the $239.7 million impairment of goodwill in the first quarter of 2020. Accounts receivable decreased by $25.9 million as a result of decreased sales volume and improved cash collections. These decreases were partially offset by cash reserves from the drawdown of $62.5 million on our Senior Secured Revolver during the six months ended June 30, 2020.
From December 31, 2019, to June 30, 2020, total liabilities increased by $43.7 million, primarily due to the drawdown on our Senior Secured Revolver.
Working capital, which consists of cash, accounts receivable, inventories, income taxes receivable, and other current assets offset by accounts payable, accrued personnel costs, income taxes payable, current maturities of long-term debt, current portion of lease liabilities, and other current liabilities, was $204.5 million as of June 30, 2020, compared to $163.5 million as of December 31, 2019. The increase in working capital was due primarily to the increase in cash resulting from the drawdown on our Senior Secured Revolver, which was partially offset by a decrease in accounts receivable.

Cash Flows
Cash provided by operations was $15.9 million for the six months ended June 30, 2020, compared with cash provided by operations of $4.4 million for the six months ended June 30, 2019. The difference was primarily due to cost savings initiatives, improvements in cash collections on accounts receivable, and lower spending due to lower production volumes as a result of the COVID-19 pandemic.
Cash used in investing activities was $12.5 million for the six months ended June 30, 2020, compared with cash used in investing activities of $19.8 million for the six months ended June 30, 2019. The decrease was primarily due to lower capital expenditures in 2020 as part of our cost savings initiatives. Cash received from the liquidation of the short-term investment during 2019 partially offset the decrease in capital expenditures year over year.
Cash provided by financing activities was $53.4 million for the six months ended June 30, 2020, compared with cash provided by financing activities of $19.7 million for the six months ended June 30, 2019. The difference was primarily due to higher net borrowings under our credit facility during the six months ended June 30, 2020.
Impairment Analysis
During the first quarter of 2020, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The decline in market capitalization was a triggering event that caused us to perform a goodwill impairment analysis as of March 31, 2020. The goodwill impairment analysis required significant judgments to calculate the fair value for each of Life Sciences and Power Solutions, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for each operating segment, and determination of weighted average cost of capital. Our forecasts used in the goodwill impairment analysis reflect our expectations of declines in sales resulting from COVID-19. Significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, costs to produce, discount rate, and estimated capital needs. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods. Management’s judgment used in the assessment of fair value is more significant under the current market conditions and economic uncertainty created by COVID-19. The carrying values of the Life Sciences and Power Solutions reporting units exceeded their estimated fair values as of the March 31, 2020, analysis. As a result of our analysis, we recorded an impairment loss on goodwill of $146.8 million and $92.9 million for Life Sciences and Power Solutions, respectively, to the “Goodwill impairment” line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Life Sciences goodwill as of June 30, 2020, was $196.5 million.  In conjunction with the goodwill impairment test performed during the first quarter of 2020, Life Sciences goodwill was impaired by $146.8 million, resulting in the carrying value of the reporting unit being equal to its fair value as of the date of the assessment.  If our assessment of the relevant facts and circumstances changes, or if the actual performance falls short of expected results, an additional impairment charge will be required. An impairment of goodwill may also lead us to record an impairment of other intangible assets.  The carrying value of finite-lived intangible assets for the Life Sciences group as of June 30, 2020, was $196.3 million.
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
On December 11, 2019, we issued Preferred Stock for net proceeds of $95.7 million and used a portion of the proceeds to repay amounts due at that time on our Senior Secured Revolver.  In December 2019, we amended our Credit Agreement which, in turn, extended the due date of our Senior Secured Revolver to July 20, 2022, reduced the total capacity under the Senior

Secured Revolver to $75.0 million, and extended the due date of our Incremental Term Loan to October 19, 2022, matching the date of our longer-dated Senior Secured Term Loan. Additionally, as part of this amendment, our debt covenants were amended to establish more restrictive leverage ratios that also become more restrictive over time. Our financial leverage ratio covenant is required to be complied with on a quarterly basis at the end of each of our quarterly reporting periods. Our financial leverage ratio covenant is based upon our consolidated net indebtedness at each quarter end and our trailing twelve-month Adjusted EBITDA as defined in our Credit Agreement.
In July 2020, we amended our Credit Agreement to waive compliance with the financial leverage ratio covenant for the second and third quarters of 2020. During this period, we are required to maintain minimum liquidity levels, provide certain financial and other information, and take certain other action as specified in the amendment. Failure to maintain the required minimum liquidity levels or satisfy other requirements set forth in the amendment would allow the revolving credit lenders, the Senior Secured Term loan lenders, and the Incremental Term Loan lenders to cause amounts due under our credit facility to become immediately due and payable and would have a material, adverse impact on our financial position.
We rely on cash flow generated from operations and available borrowings under our Senior Secured Revolver to fund our working capital and other operating and investing needs. Our ability to borrow under the Senior Secured Revolver is based on our continued compliance with the minimum liquidity requirements and, for periods beginning in the fourth quarter of 2020, the financial leverage ratio covenant, as defined, which become more restrictive over time and upon the occurrence of a qualified sale transaction.
Based on available borrowing capacity of the Senior Secured Revolver, as well as cash flows expected to be generated from operations and investing activities, we anticipate that we may not be able to maintain compliance with the existing financial leverage ratio covenant for the next twelve months. If we are unable to comply with our financial leverage ratio covenant, then the revolving credit lenders, the Senior Secured Term Loan lenders, and the Incremental Term Loan lenders could take action to cause amounts due under our credit facility to become due and payable unless we are able to amend such covenants or otherwise refinance our debt. Our ability to amend our covenants or refinance our debt is dependent upon several factors, and therefore there can be no assurance that we would be successful in these efforts. If we are unable to access future borrowings or be required to pay amounts due under our credit facilities prior to their normal maturity dates, this would have a material impact to our financial position.
Accordingly, we believe there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the date of this Quarterly Report.
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
Our arrangements with customers typically provide that payments are due within 30 to 60 days following the date of shipment. We invoice and receive payment from many of our customers in various other currencies. Additionally, we are party to various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. As a result of these sales, loans, payables, and receivables, we are exposed to foreign exchange transaction and translation risk. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. As of June 30, 2020, no currency derivatives were in place. In addition, a strengthening of the U.S. dollar against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.
Credit Facility
Aggregate principal amounts outstanding under our Senior Secured Term Loan, Incremental Term Loan, and Senior Secured Revolver as of June 30, 2020, were $837.3 million, without regard to unamortized debt issuance costs. Of this amount, $700.0 million was hedged with the interest rate swap. As of June 30, 2020, we had unused borrowing capacity of $0.7 million under the Senior Secured Revolver, subject to certain limitations. This amount of borrowing capacity is net of $11.8 million of outstanding letters of credit at June 30, 2020, which are considered as usage of the Senior Secured Revolver.
Collectively, our Senior Secured Term Loan, Incremental Term Loan, and Senior Secured Revolver comprise our credit facility. Total capacity under the Senior Secured Revolver was $75.0 million as of June 30, 2020. The Senior Secured Revolver matures on July 20, 2022.
The Senior Secured Term Loan requires quarterly principal payments of $1.4 million through October 19, 2022, with the remaining principal amount due on the maturity date. If one-month LIBOR is less than 0.75%, then we pay 6.50% per annum in interest on the unhedged balance. If one-month LIBOR exceeds 0.75%, then we pay the variable one-month LIBOR plus an applicable margin of 5.75% on the unhedged balance. Based on the interest rate in effect at June 30, 2020, annual interest payments on the hedged balance would be approximately $43.2 million.
The Incremental Term Loan requires quarterly principal payments of approximately $2.9 million through October 19, 2022, with the remaining principal amount due on the maturity date. The Incremental Term Loan bears interest at the variable one-month LIBOR plus an applicable margin of 5.75% on the unhedged balance. Based on the interest rate in effect at June 30, 2020, annual interest payments on hedged and unhedged balances would be $17.9 million.
The Senior Secured Revolver bears interest on a variable rate structure with borrowings bearing interest at either one-month LIBOR plus an applicable margin of 4.00% or the prime lending rate plus an applicable margin of 3.00%. Based on the interest rate in effect at June 30, 2020, annual interest payments would be $2.6 million. We pay a commitment fee of 0.50% for unused capacity under the Senior Secured Revolver.
Covenants
We had $62.5 million outstanding under the Senior Secured Revolver at June 30, 2020. Total capacity under the Senior Secured Revolver was $75.0 million as of June 30, 2020, with $0.7 million available for future borrowings after reductions for outstanding letters of credit and outstanding borrowings as of June 30, 2020. In July 2020, we amended our Credit Agreement to waive compliance with the financial leverage ratio covenant for the second and third quarters of 2020. During this period, we are required to maintain minimum liquidity levels, provide certain financial and other information, and take certain other action as specified in the amendment. Failure to maintain the required minimum liquidity levels or satisfy other requirements set forth in the amendment would allow the revolving credit lenders, the Senior Secured Term loan lenders, and the Incremental Term Loan lenders to cause amounts due under our credit facility to become immediately due and payable and would have a material, adverse impact on our financial position.
We were in compliance as of June 30, 2020, with all requirements under our credit facility.
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
Critical Accounting Policies
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2019 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2019 Annual Report. There have been no changes to these policies during the six months ended June 30, 2020, except as discussed in Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.
Recent Accounting Pronouncements
See Note 1 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
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
At June 30, 2020, we had $523.4 million and $251.3 million of principal outstanding under the Senior Secured Term Loan and Incremental Term Loan, respectively, without regard to capitalized debt issuance costs. At June 30, 2020, $700.0 million of this outstanding principal was hedged. A one-percent increase in one-month LIBOR would result in a net decrease in interest expense of $2.2 million on an annualized basis due to the fact that the Senior Secured Term Loan is subject to a LIBOR floor of 0.75% and one-month LIBOR was below the floor as of June 30, 2020. Our interest rate swap does not have a LIBOR floor.
At June 30, 2020, we had $62.5 million of principal outstanding under the Senior Secured Revolver, without regard to capitalized debt issuance costs. At June 30, 2020, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Senior Secured Revolver would increase interest expense for an annual period by approximately $0.6 million.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We participate in various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. From time to time, we may use foreign currency derivatives to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency derivatives as of June 30, 2020.
Item 4.Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Previously Identified Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
In our 2019 Annual Report, management identified the following control deficiencies that constitute material weaknesses in our internal control over financial reporting as of December 31, 2019, and has concluded that they remain unremediated as of June 30, 2020:
•We did not maintain an effective control environment due to a lack of a sufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with our financial reporting requirements. This material weakness resulted in immaterial misstatements to income tax receivable; other current assets; property, plant and equipment, net; goodwill; investment in joint venture; other non-current assets; accounts payable; accrued salaries, wages and benefits; other current liabilities; deferred tax liabilities; other non-current liabilities; additional paid in capital; accumulated deficit; accumulated other comprehensive income (loss); selling, general and administrative expense; depreciation and amortization; other operating expense/income; write-off of unamortized debt issuance costs; provision/benefit for income taxes; comprehensive income/loss; and cash flows in our consolidated financial statements for the interim and annual periods in the years ended December 31, 2019, 2018 and 2017, and prior periods.
•We did not design and maintain effective monitoring controls over our Paragon Medical business. Specifically, we did not maintain personnel and systems that were sufficient to ensure the adequate monitoring of control activities for certain processes. This material weakness did not result in a material misstatement to the financial statements.

These material weaknesses contributed to the material weaknesses described below which were also disclosed in our 2019 Annual Report and remain outstanding as of June 30, 2020:
•We did not design and maintain effective internal controls over the accounting for transactions in the revenue and receivables business process within our Paragon Medical business to determine whether the transactions occurred and were complete and accurate.  This material weakness did not result in a material misstatement to the interim or annual consolidated financial statements.
•We did not design and maintain effective controls over certain information technology (“IT”) general controls within our Paragon Medical business for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to certain financial applications, programs, and data to appropriate Company personnel; and (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored.
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
We have reinforced existing revenue and receivables controls and procedures in our Paragon Medical business. We have developed system reports to assist in the performance of these controls and procedures.
We are in the process of designing and implementing IT general controls within our Paragon Medical business.
We have reinforced existing inventory count and reporting procedures in our Mobile Solutions Brazil business and have provided training to finance team members on these procedures.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
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
We believe that we have substantial legal and factual defenses, and we plan to defend our interests in this matter vigorously. The matter encompasses several lawsuits filed with the Brazilian courts requesting declaratory actions that no tax is due or seeking a stay of execution on the collection of the tax. In 2018, we obtained a favorable decision in one of the declaratory actions for which the period for appeal has expired. We have filed actions in each court requesting dismissal of the matter based on the earlier court action. In May 2020, we received an unfavorable decision in one of the lawsuits, and as a result have recorded a liability to the Brazilian tax authorities and a receivable from the former shareholders of Autocam for the same amount. Although we anticipate a favorable resolution to the remaining matters, we can provide no assurances that we will be successful in achieving dismissal of all pending cases. The U.S. dollar amount that would be owed in the event of an unfavorable decision is subject to interest, penalties, and currency impacts and therefore is dependent on the timing of the decision. For the remaining open lawsuits, we currently believe the cumulative potential liability in the event of unfavorable decisions on all matters will be less than $5.0 million, inclusive of interest and penalties.
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter. Accordingly, we don’t expect to incur a loss related to this matter even in the event of an unfavorable decision and, therefore, have not accrued an amount for the remaining matters as of June 30, 2020.
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
All Other Legal Matters
All other legal proceedings are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes.  The procedures performed include reviewing attorney and plaintiff correspondence, reviewing any filings made and discussing the facts of the case with local management and legal counsel. We have not recognized any material loss contingencies at June 30, 2020, or at December 31, 2019.
Item 1A.Risk Factors
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
The COVID-19 pandemic has created significant volatility in the global economy and led to significant reduced economic activity and employment and has disrupted, and may continue to disrupt, the end markets we serve. The spread of COVID-19 has created a disruption in the manufacturing, delivery and overall supply chain of automobile manufacturers and suppliers. Global vehicle production has decreased significantly, and some vehicle manufacturers have completely shut down manufacturing operations in some countries and regions, including the United States and Europe. Stay-at-home orders issued by federal, state, and local governmental authorities to combat the spread of COVID-19 have resulted in hospitals’ cancelling, deferring, or limiting elective surgeries, which has negatively impacted demand from our Life Sciences customers. Although many stay-at-home orders have been lifted, the COVID-19 pandemic continues to have a negative impact on elective surgeries and on the demand from our Life Sciences customers..
As a result, we have modified our production schedules and have experienced, and may continue to experience, delays in the production and distribution of our products and the loss of sales to our customers. During the pandemic, our production volumes may be volatile, and we will be required to modify our production environment to ensure the health and safety of our workers. If we are unsuccessful in managing the re-start of our production or the aforementioned volatility, our results of operations may be materially impacted. Additionally, if the global economic effects caused by the pandemic continue or increase, overall customer demand may continue to decrease, which could have a material and adverse effect on our business, results of operations, and financial condition. In addition, if a significant portion of our workforce or our customers’ workforces are affected by COVID-19 either directly or due to government closures or otherwise, associated work stoppages or facility closures would halt or delay production.
The full extent of the effect of the pandemic on us, our customers, our supply chain and our business cannot be assessed at this time although we expect our full year 2020 results of operations to be adversely affected. Our business, results of operations and financial condition could continue to be affected even after the pandemic subsides. In addition to the risks specifically described above, the impact of COVID-19 is likely to heighten other risks disclosed below and in the Risk Factors section of our 2019 Annual Report.
Doubts regarding our ability to continue as a going concern could have an adverse impact on our relationships with customers, vendors, suppliers, employees and others, which in turn could materially adversely affect our business, results of operations, and financial condition.
As previously described in this Quarterly Report, based on our current and projected use of our Senior Secured Revolver, as well as cash flows expected to be generated from operations and investing activities, we anticipate that we may not be able to maintain compliance with the existing financial leverage ratio covenant for the next twelve months. In July 2020, we amended our Credit Agreement to waive compliance with the financial leverage ratio covenant for the second and third quarters of 2020. During this period, we are required to maintain minimum liquidity levels, provide certain financial and other information, and take certain other action as specified in the amendment. Failure to maintain the required minimum liquidity levels or satisfy other requirements set forth in the amendment, or if we are unable to comply with our financial leverage ratio covenant after the waiver period, then the revolving credit lenders, the Senior Secured Term Loan lenders, and the Incremental Term Loan lenders could take action to cause amounts due under our credit facility to become due and payable. This condition raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of these financial statements. Doubts regarding our ability to continue as a going concern could result in the loss of confidence by customers, vendors, suppliers, employees and others, which in turn could materially adversely affect our business, results of operations, and financial condition. Concerns about our financial condition could adversely impact the payment terms we can obtain from some of our vendors and suppliers. We depend on our ability to retain our key employees at all levels of our business and on our ability to attract new qualified personnel. If we are unable to retain our key employees and we do not succeed in attracting new qualified personnel as a result of the uncertainty regarding our ability to continue as a going concern, our business and results of operations could suffer. Doubts regarding our ability to continue as a going concern may adversely impact our customers’ perceptions of our business and our continued viability, which in turn could further negatively impact our revenues. Further declines in our revenues as a result of these perceptions or otherwise would have a material adverse impact on our cash flows, results of operations, and financial condition.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.Defaults upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

Exhibit Number	Description

3.1	Certificate of Designations of Series C Junior Participating Preferred Stock of NN, Inc. (incorporated by reference to Exhibit 3.1 to NN, Inc.’s Current Report on Form 8-K filed on April 16, 2020)

4.1
Rights Agreement, dated as of April 15, 2020, between NN, Inc. and Computershare Inc., as Rights Agent. (incorporated by reference to Exhibit 4.1 to NN Inc.’s Current Report on Form 8-K filed on April 16, 2020)

10.1
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of July 29, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, Truist Bank, JPMorgan Chase Bank, N.A., KeyBank National Association and HomeTrust Bank (incorporated by reference to Exhibit 10.1 to NN, Inc’s Current Report on Form 8-K filed on July 31, 2020)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: August 7, 2020	/s/ Warren A. Veltman
Warren A. Veltman
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: August 7, 2020	/s/ Thomas D. DeByle
Thomas D. DeByle
Senior Vice President—Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: August 7, 2020	/s/ Michael C. Felcher
Michael C. Felcher
Vice President—Chief Accounting Officer
(Principal Accounting Officer)