Form 10-Q
period 2020-09-30
NN INC
filed 2020-11-06
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2020, there were 42,730,069 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net sales	$113,761	$120,459	$308,506	$378,838
Cost of sales (exclusive of depreciation and amortization shown separately below)	90,076	96,654	249,612	300,666
Selling, general and administrative expense	13,745	15,493	44,178	52,994
Depreciation and amortization	11,435	11,284	34,119	33,552
Restructuring and integration expense, net	—	—	—	(12)
Goodwill impairment	—	—	92,942	—
Other operating expense (income), net	(39)	(1,161)	4,138	(905)
Loss from operations	(1,456)	(1,811)	(116,483)	(7,457)
Interest expense	6,873	3,805	17,036	8,829
Loss on extinguishment of debt and write-off of debt issuance costs	144	—	144	308
Other expense (income), net	(262)	633	67	863
Loss from continuing operations before benefit (provision) for income taxes and share of net income from joint venture	(8,211)	(6,249)	(133,730)	(17,457)
Benefit (provision) for income taxes	8,715	1,134	7,935	(3,694)
Share of net income from joint venture	1,136	279	1,792	345
Income (loss) from continuing operations	1,640	(4,836)	(124,003)	(20,806)
Income (loss) from discontinued operations, net of tax (Note 2)	20,330	(1,019)	(123,966)	(11,850)
Net income (loss)	$21,970	$(5,855)	$(247,969)	$(32,656)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$6,712	$(11,178)	$(6,636)	$(11,354)
Interest rate swap:
Change in fair value, net of tax	21	(1,181)	(12,443)	(11,999)
Reclassification adjustment for losses included in net income (loss), net of tax	3,148	238	6,838	238
Other comprehensive income (loss)	$9,881	$(12,121)	$(12,241)	$(23,115)
Comprehensive income (loss)	$31,851	$(17,976)	$(260,210)	$(55,771)
Basic net income (loss) per common share:
Income (loss) from continuing operations per common share	$(0.04)	$(0.12)	$(3.16)	$(0.50)
Income (loss) from discontinued operations per common share	0.49	(0.02)	(2.94)	(0.28)
Net income (loss) per common share	$0.45	$(0.14)	$(6.10)	$(0.78)
Weighted average common shares outstanding	42,202	42,038	42,170	42,013
Diluted net income (loss) per common share:
Income (loss) from continuing operations per common share	$(0.04)	$(0.12)	$(3.16)	$(0.50)
Income (loss) from discontinued operations per common share	0.49	(0.02)	(2.94)	(0.28)
Net income (loss) per common share	$0.45	$(0.14)	$(6.10)	$(0.78)
Weighted average common shares outstanding	42,202	42,038	42,170	42,013
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$56,131	$17,911
Accounts receivable, net	87,411	83,240
Inventories	63,718	67,078
Income tax receivable	13,640	5,973
Current assets held for sale	630,900	117,000
Other current assets	11,753	11,778
Total current assets	863,553	302,980
Property, plant and equipment, net	225,514	255,977
Operating lease right-of-use assets	51,601	45,452
Goodwill	—	94,779
Intangible assets, net	106,652	117,413
Investment in joint venture	24,147	21,755
Deferred tax assets	38,026	—
Non-current assets held for sale	—	695,054
Other non-current assets	6,716	8,574
Total assets	$1,316,209	$1,541,984
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,890	$40,973
Accrued salaries, wages and benefits	19,159	15,584
Income tax payable	810	684
Current maturities of long-term debt	713,350	19,106
Current portion of operating lease liabilities	5,005	4,288
Current liabilities held for sale	120,832	41,546
Other current liabilities	25,113	17,300
Total current liabilities	927,159	139,481
Deferred tax liabilities	2,127	24,461
Non-current income tax payable	—	1,272
Long-term debt, net of current portion	117,482	757,250
Operating lease liabilities, net of current portion	56,111	48,575
Non-current liabilities held for sale	—	84,199
Other non-current liabilities	25,137	40,457
Total liabilities	1,128,016	1,095,695
Commitments and contingencies (Note 12)
Series B convertible preferred stock - $0.01 par value per share, 100 shares authorized, 100 shares issued and outstanding at December 31, 2019, and September 30, 2020	101,846	93,012
Stockholders' equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 42,313 and 42,739 shares issued and outstanding at December 31, 2019, and September 30, 2020, respectively	427	423
Additional paid-in capital	495,967	501,615
Warrants	—	1,076
Accumulated deficit	(353,252)	(105,283)
Accumulated other comprehensive loss	(56,795)	(44,554)
Total stockholders’ equity	86,347	353,277
Total liabilities, preferred stock, and stockholders’ equity	$1,316,209	$1,541,984
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended September 30, 2020 and 2019
(Unaudited)

	Common Stock
(in thousands)	Number of shares	Par value	Additional paid-in capital	Warrants	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balance, June 30, 2020	42,747	$427	$498,294	$1,076	$(375,222)	$(66,676)	$57,899
Net income	—	—	—	—	21,970	—	21,970
Dividends accrued for preferred stock	—	—	(3,139)	—	—	—	(3,139)
Share-based compensation expense	—	—	1,435	—	—	—	1,435
Restricted shares forgiven for taxes	(8)	—	(46)	—	—	—	(46)
Change in estimate of share-based award vesting	—	—	(577)	—	—	—	(577)
Reclassification of warrants to liabilities (Note 18)	—	—	—	(1,076)	—	—	(1,076)
Change in fair value of interest rate swap, net of tax of $6	—	—	—	—	—	21	21
Reclassification of interest rate swap settlement to net income, net of tax of $952	—	—	—	—	—	3,148	3,148
Foreign currency translation gain	—	—	—	—	—	6,712	6,712
Balance, September 30, 2020	42,739	$427	$495,967	$—	$(353,252)	$(56,795)	$86,347

	Common Stock
(in thousands)	Number of shares	Par value	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balance, June 30, 2019	42,367	$424	$504,556	$(85,343)	$(42,308)	$377,329
Net loss	—	—	—	(5,855)	—	(5,855)
Dividends declared or accrued for common stock	—	—	(2,973)	—	—	(2,973)
Shares issued for options exercised	5	—	21	—	—	21
Share-based compensation expense	(50)	(1)	1,152	—	—	1,151
Restricted shares forgiven for taxes	(25)	—	(10)	—	—	(10)
Change in estimate of share-based award vesting	—	—	(1,240)	—	—	(1,240)
Change in fair value of interest rate swap, net of tax of $375	—	—	—	—	(1,181)	(1,181)
Reclassification of interest rate swap settlement to net loss, net of tax of $68	—	—	—	—	238	238
Foreign currency translation loss	—	—	—	—	(11,178)	(11,178)
Balance, September 30, 2019	42,297	$423	$501,506	$(91,198)	$(54,429)	$356,302
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Common Stock
(in thousands)	Number of shares	Par value	Additional paid-in capital	Warrants	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2019	42,313	$423	$501,615	$1,076	$(105,283)	$(44,554)	$353,277
Net loss	—	—	—	—	(247,969)	—	(247,969)
Dividends accrued for preferred stock	—	—	(9,133)	—	—	—	(9,133)
Share-based compensation expense	442	4	4,138	—	—	—	4,142
Restricted shares forgiven for taxes	(16)	—	(76)	—	—	—	(76)
Change in estimate of share-based award vesting	—	—	(577)	—	—	—	(577)
Reclassification of warrants to liabilities (Note 18)	—	—	—	(1,076)	—	—	(1,076)
Change in fair value of interest rate swap, net of tax of $3,764	—	—	—	—	—	(12,443)	(12,443)
Reclassification of interest rate swap settlement to net loss, net of tax of $2,068	—	—	—	—	—	6,838	6,838
Foreign currency translation loss	—	—	—	—	—	(6,636)	(6,636)
Balance, September 30, 2020	42,739	$427	$495,967	$—	$(353,252)	$(56,795)	$86,347

	Common Stock
(in thousands)	Number of shares	Par value	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2018	42,104	$421	$508,655	$(58,491)	$(31,314)	$419,271
Net loss	—	—	—	(32,656)	—	(32,656)
Dividends declared or accrued for common stock	—	—	(8,907)	—	—	(8,907)
Shares issued for option exercises	5	—	21	—	—	21
Share-based compensation expense	231	2	3,128	—	—	3,130
Restricted shares forgiven for taxes	(43)	—	(151)	—	—	(151)
Change in estimate of share-based award vesting	—	—	(1,240)	—	—	(1,240)
Change in fair value of interest rate swap, net of tax of $3,472	—	—	—	—	(11,999)	(11,999)
Reclassification of interest rate swap settlement to net loss, net of tax of $68	—	—	—	—	238	238
Foreign currency translation loss	—	—	—	—	(11,354)	(11,354)
Adoption of new accounting standard	—	—	—	(51)	—	(51)
Balance, September 30, 2019	42,297	423	501,506	(91,198)	(54,429)	356,302
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(247,969)	$(32,656)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of continuing operations	34,119	33,552
Depreciation and amortization of discontinued operations	35,731	35,418
Amortization of debt issuance costs	4,981	3,538
Goodwill impairment of continuing operations	92,942	—
Goodwill impairment of discontinued operations	146,757	—
Loss on extinguishment of debt and write-off of debt issuance costs	1,532	2,699
Share of net income from joint venture, net of cash dividends received	(1,792)	(345)
Compensation expense from issuance of share-based awards	3,565	1,855
Deferred income taxes	(61,889)	(11,024)
Other	(1,516)	2,091
Changes in operating assets and liabilities:
Accounts receivable	4,894	(9,929)
Inventories	4,149	(4,825)
Accounts payable	(1,702)	(334)
Income taxes receivable and payable, net	(10,753)	1,696
Other	16,295	11,871
Net cash provided by operating activities	19,344	33,607
Cash flows from investing activities
Acquisition of property, plant and equipment	(20,518)	(40,720)
Proceeds from liquidation of short-term investment	—	8,000
Proceeds from sale of property, plant, and equipment	3,153	2,435
Other	—	(712)
Net cash used in investing activities	(17,365)	(30,997)
Cash flows from financing activities
Cash paid for debt issuance costs	(661)	(1,016)
Dividends paid	—	(8,879)
Proceeds from long-term debt	64,716	52,144
Repayments of long-term debt	(17,123)	(26,634)
Proceeds from (repayments of) short-term debt, net	(849)	(6,086)
Other	(2,142)	(2,636)
Net cash provided by financing activities	43,941	6,893
Effect of exchange rate changes on cash flows	(5,506)	(3,082)
Net change in cash and cash equivalents	40,414	6,421
Cash and cash equivalents at beginning of period (1)	31,703	17,988
Cash and cash equivalents at end of period (1)	$72,117	$24,409
_______________________________
(1) Cash and cash equivalents include $16.0 million, $13.8 million, $13.2 million, and $10.2 million of cash and cash equivalents that were included in current assets held for sale as of September 30, 2020, December 31, 2019, September 30, 2019, and December 31, 2018, respectively.
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)
Amounts in thousands, except per share data
Note 1. Interim Financial Statements
Nature of Business
NN, Inc. is a global diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies primarily for the aerospace and defense, electrical, automotive, medical, and general industrial markets. As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries.
Basis of Presentation and Going Concern
The accompanying condensed consolidated financial statements have not been audited, except that the Condensed Consolidated Balance Sheet as of December 31, 2019, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2020. Historical periods presented reflect reclassifications for discontinued operations (see Note 2). Historical periods also reflect revisions that we disclosed in our 2019 Annual Report (see Note 3). In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three and nine months ended September 30, 2020 and 2019; financial position as of September 30, 2020, and December 31, 2019; and cash flows for the nine months ended September 30, 2020 and 2019, on a basis consistent with our audited consolidated financial statements other than the adoption of new accounting standards (see Accounting Standards Recently Adopted section below). These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly the Company’s financial position and operating results for the interim periods.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the interim financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2019 Annual Report. The results for the three and nine months ended September 30, 2020, are not necessarily indicative of results for the year ending December 31, 2020, or any other future periods.
Except for per share data or as otherwise indicated, all U.S. dollar amounts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.
In November 2019, we initiated a strategic review to evaluate a broad range of operational, financial, and strategic options to reduce leverage and enhance shareholder value, and we retained external advisors to assist in this effort.  The strategic options we have evaluated included further cost savings and cash generation initiatives, more efficient capital deployment, changes to our debt and equity structure to improve financial flexibility and liquidity, and the sale of part or all of NN, among others.
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
In July 2020, we amended our Credit Agreement to waive compliance with the financial leverage ratio covenant for the second and third quarters of 2020. During this period, we are required to maintain minimum liquidity levels, provide certain financial and other information, and take certain other action as specified in the amendment. Failure to maintain the required minimum liquidity levels or satisfy other requirements set forth in the amendment would allow the revolving credit lenders, the Senior Secured Term loan lenders, and the Incremental Term Loan lenders to cause amounts outstanding under our credit facility to become immediately due and payable and would have a material, adverse impact on our financial position.

In August 2020, we entered into an agreement to sell our Life Sciences business (see Note 2). The sale closed on October 6, 2020, at which time we received cash proceeds of $757.2 million. We immediately prepaid $700.0 million in the aggregate on the Senior Secured Term Loan and the Incremental Term Loan. We also paid in full the outstanding balance on the Senior Secured Revolver. In August 2020, we amended our Credit Agreement to obtain the lenders’ consent to the sale of the Life Sciences business, subject to certain terms and conditions.
In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued.  We rely on cash flow generated from operations and available borrowings under our Senior Secured Revolver to fund our working capital and other operating and investing needs. Our ability to borrow under the Senior Secured Revolver is based on our continued compliance with the minimum liquidity requirements and, for periods beginning in the fourth quarter of 2020, the financial leverage ratio covenant, as defined, which became more restrictive upon the occurrence of a qualified sale transaction, which occurred on October 6, 2020.
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
Based on available borrowing capacity of the Senior Secured Revolver, the reduction in debt service costs as a result of the debt prepayment with net proceeds from the sale of the Life Sciences business in October 2020, and cash flows expected to be generated from operations and investing activities, we anticipate that our cash and cash equivalents are sufficient to support our operations and meet our obligations, and that we will be able to maintain compliance with the existing financial leverage ratio covenant for the next twelve months from issuance of these financial statements.
Accordingly, we believe that the conditions that raised substantial doubt about our ability to continue as a going concern as disclosed in our Quarterly Report for the period ended June 30, 2020, have been resolved.
Accounting Standards Recently Adopted
Financial Instruments - Credit Losses. In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments and the timing of when such losses are recorded. In November 2019, the SEC issued Staff Accounting Bulletin (“SAB”) No. 119, codified in ASC Topic 326, Financial Instruments-Credit Losses, which provides guidance on accounting of credit losses. We adopted ASU 2016-13 on January 1, 2020, using the modified retrospective transition method which resulted in no material adjustment to our financial statements as of January 1, 2020.
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
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. Among other things, for all types of hedging relationships, the guidance allows an entity to change the reference rate and other critical terms related to reference rate reform without having to remeasure the value or reassess a previous accounting determination. The amendments in this guidance should be applied on a prospective basis and, for companies with a fiscal year ending December 31, are effective from January 1, 2020, through December 31, 2022. We adopted this guidance effective January 1, 2020. When the transition occurs, we expect to apply this expedient to new transactions that reference LIBOR or another reference rate that is discontinued, through December 31, 2022. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
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
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, (“ASU 2020-06”) which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. In addition, ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. Further, for the diluted earnings-per-share calculation, the new guidance requires entities to use the if-converted method for all convertible instruments and generally requires entities to include the effect of share settlement for instruments that may be settled in cash or shares, among other things. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Either the full or modified retrospective adoption method is allowed. We are currently evaluating the impact on our financial statements and related disclosures.

Note 2. Discontinued Operations
In August 2020, we entered into a Stock Purchase Agreement (the “SPA”) with affiliates of American Securities LLC for the sale of our Life Sciences business for an aggregate purchase price of up to $825 million, which includes a $755 million cash base purchase price and a potential earnout payment of up to $70 million. The cash base purchase price was subject to certain adjustments and was payable at the closing of the transaction, which occurred on October 6, 2020. See Note 19 for more information about the closing of the transaction. The earnout payment is subject to the performance of the Life Sciences business during the year ending December 31, 2022, measured by Adjusted EBITDA targets, as defined by the SPA. The Life Sciences business includes facilities that are engaged in the production of a variety of components, assemblies, and instruments, such as surgical knives, bioresorbable implants, surgical staples, cases and trays, orthopaedic implants and tools, laparoscopic devices, and drug delivery devices for the orthopaedics and medical/surgical end markets. The sale of the Life Sciences business furthers management’s strategy to improve liquidity and creates the financial flexibility to pursue key growth areas in the Mobile Solutions and Power Solutions segments.
In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the operating results of the Life Sciences business are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and will also include any gain on the disposition of the business, all net of tax, as one line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented have been revised to reflect this presentation. Accordingly, the results of the Life Sciences business have been excluded from continuing operations and segment results for all periods presented in the condensed consolidated financial statements and the accompanying notes unless otherwise stated. The Condensed Consolidated Statements of Cash Flows include cash flows of the Life Sciences business in each line item unless otherwise stated.

The following table presents the results of operations of the discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$68,525	$93,438	$223,944	$269,981
Cost of sales (exclusive of depreciation and amortization shown separately below)	50,444	64,420	158,538	186,694
Selling, general and administrative expense	6,164	8,550	20,189	25,917
Depreciation and amortization	12,030	11,337	35,731	35,418
Goodwill impairment	—	—	146,757	—
Other operating expense (income), net	24	(94)	20	(114)
Income (loss) from operations	(137)	9,225	(137,291)	22,066
Interest expense	12,248	10,928	37,857	33,663
Loss on extinguishment of debt and write-off of debt issuance costs	1,388	—	1,388	2,391
Other expense (income), net	(234)	(535)	(325)	21
Loss from discontinued operations before costs of disposal and benefit for income taxes	(13,539)	(1,168)	(176,211)	(14,009)
Benefit for income taxes	39,954	149	59,598	2,159
Income (loss) from discontinued operations before costs of disposal	26,415	(1,019)	(116,613)	(11,850)
Costs of disposal of discontinued operations (1)	(6,598)	—	(7,956)	—
Benefit for income taxes on disposal costs	513	—	603	—
Income (loss) from discontinued operations, net of tax	$20,330	$(1,019)	$(123,966)	$(11,850)
_______________________________
(1) Represents legal, accounting, and other incremental direct costs related to the sale of the Life Sciences business that were incurred prior to the closing of the sale.

Our credit facility required us to use proceeds from the sale of the Life Sciences business to prepay a portion of our existing debt. We paid $700 million in the aggregate on our term loans as described in Note 10. The prepayment was applied to debt in accordance with the prepayment provisions of the credit agreement immediately after the transaction closed on October 6, 2020. Average quarterly interest rates were multiplied by the required prepayment amounts to calculate interest expense to be reclassified to discontinued operations for all periods presented. Write-offs of credit facility debt issuance costs were allocated to discontinued operations by multiplying the ratio of the required prepayment amounts as a percentage of total outstanding principal by the total write-off charges in each period. Write-offs of credit facility debt issuance costs that have been allocated to discontinued operations are presented in the “Loss on extinguishment of debt and write-off of debt issuance costs” line the table above. The following table summarizes the amount of interest expense related to the credit facility that has been reclassified to discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest on debt	$11,060	$10,217	$34,410	$31,490
Amortization of debt issuance costs	1,215	812	3,692	2,478
Capitalized interest and other	(27)	(101)	(245)	(305)
Total interest expense of discontinued operations	$12,248	$10,928	$37,857	$33,663

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented.

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$15,986	$13,792
Accounts receivable, net	37,465	48,318
Inventories	49,646	51,644
Other current assets	3,042	3,246
Total current assets	106,139	117,000
Property, plant and equipment, net	114,364	118,536
Operating lease right-of-use assets	24,199	20,044
Goodwill	197,353	344,316
Intangible assets, net	188,584	211,847
Other non-current assets	261	311
Total non-current assets	524,761	695,054
Total assets held for sale (1)	$630,900	$812,054

Accounts payable	$11,362	$16,367
Accrued salaries, wages and benefits	15,709	14,844
Income tax payable	218	344
Current portion of operating lease liabilities	2,768	2,364
Other current liabilities	5,962	7,627
Total current liabilities	36,019	41,546
Deferred tax liabilities	55,728	61,338
Operating lease liabilities, net of current portion	22,333	18,405
Other non-current liabilities	6,752	4,456
Total non-current liabilities	84,813	84,199
Total liabilities held for sale (1)	$120,832	$125,745
_______________________________
(1) As of September 30, 2020, all assets and liabilities held for sale are classified as current on the Condensed Consolidated Balance Sheet because they were expected to be sold within twelve months.

The following table presents the significant noncash items and cash paid for capital expenditures of discontinued operations for each period presented.

	Nine Months Ended September 30,
	2020	2019
Depreciation and amortization	$35,731	$35,418
Goodwill impairment	146,757	—
Amortization of debt issuance costs	3,692	2,478
Loss on extinguishment of debt and write-off of debt issuance costs	1,388	2,391
Acquisition of property, plant and equipment	7,626	16,358
Right-of-use assets obtained in exchange for new finance lease liabilities	695	1,208
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	6,174	115
_______________________________
(1) Includes new leases, renewals, and modifications.

Note 3. Prior Periods' Financial Statement Revisions
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
In connection with the filing of this Quarterly Report, we have revised the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Changes in Stockholders’ Equity, and Cash Flows for the three and nine months ended September 30, 2019, and the related notes to revise for those misstatements that impacted such period.
The following tables present the effect of the correction of the misstatements and the resulting revision on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as well as the effect of recasting the prior periods for the Life Sciences discontinued operations (see Note 2).

	Three Months Ended September 30, 2019
	As Originally Reported	Adjustment	Discontinued Operations Adjustment	As Revised
Cost of sales (exclusive of depreciation and amortization)	$160,816	$258	$(64,420)	$96,654
Income (loss) from operations	7,672	(258)	(9,225)	(1,811)
Loss before (provision) benefit for income taxes and share of net income from joint venture	(7,159)	(258)	1,168	(6,249)
Loss from continuing operations	(5,597)	(258)	1,019	(4,836)
Net loss	(5,597)	(258)	—	(5,855)
Foreign currency translation loss	(11,448)	270	—	(11,178)
Comprehensive loss	(17,988)	12	—	(17,976)
Basic loss from continuing operations per common share	$(0.13)	$(0.01)	$0.02	$(0.12)
Basic net loss per common share	$(0.13)	$(0.01)	$—	$(0.14)
Diluted loss from continuing operations per common share	$(0.13)	$(0.01)	$0.02	$(0.12)
Diluted net loss per common share	$(0.13)	$(0.01)	$—	$(0.14)

	Nine Months Ended September 30, 2019
	As Originally Reported	Adjustment	Discontinued Operations Adjustment	As Revised
Cost of sales (exclusive of depreciation and amortization)	$485,598	$1,762	$(186,694)	$300,666
Income (loss) from operations	16,371	(1,762)	(22,066)	(7,457)
Loss before provision for income taxes and share of net income from joint venture	(29,704)	(1,762)	14,009	(17,457)
Loss from continuing operations	(30,894)	(1,762)	11,850	(20,806)
Net loss	(30,894)	(1,762)	—	(32,656)
Foreign currency translation loss	(11,620)	266	—	(11,354)
Comprehensive loss	(54,275)	(1,496)	—	(55,771)
Basic loss from continuing operations per common share	$(0.74)	$(0.04)	$0.28	$(0.50)
Basic net loss per common share	$(0.74)	$(0.04)	$—	$(0.78)
Diluted loss from continuing operations per common share	$(0.74)	$(0.04)	$0.28	$(0.50)
Diluted net loss per common share	$(0.74)	$(0.04)	$—	$(0.78)

The following table presents the effect of the correction of the misstatements on the Condensed Consolidated Statements of Changes in Stockholders’ Equity.

	As Originally Reported	Adjustment	As Revised
As of and for the three months ended September 30, 2019
Additional paid-in capital	$513,268	$(11,762)	$501,506
Net loss	(5,597)	(258)	(5,855)
Accumulated deficit	(98,888)	7,690	(91,198)
Foreign currency translation loss	(11,448)	270	(11,178)
Accumulated other comprehensive loss	(55,006)	577	(54,429)
Total stockholders' equity	359,797	(3,495)	356,302

As of and for the nine months ended September 30, 2019
Additional paid-in capital	$513,268	$(11,762)	$501,506
Net loss	(30,894)	(1,762)	(32,656)
Accumulated deficit	(98,888)	7,690	(91,198)
Foreign currency translation loss	(11,620)	266	(11,354)
Accumulated other comprehensive loss	(55,006)	577	(54,429)
Total stockholders' equity	359,797	(3,495)	356,302

The following table presents the effect of the correction of the misstatements on the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30, 2019
	As Originally Reported	Adjustment	As Revised
Net loss	$(30,894)	$(1,762)	$(32,656)
Changes in operating assets and liabilities, net of acquisitions:
Inventories	(5,794)	969	(4,825)
Other	11,078	793	11,871

Note 4. Segment Information
Our business has historically been aggregated into the following three reportable segments:
•Mobile Solutions, which is focused on growth in the general industrial and automotive end markets;
•Power Solutions, which is focused on growth in the electrical and aerospace and defense end markets; and
•Life Sciences, which is focused on growth in the medical end market, primarily in the orthopaedics and medical/surgical end markets and was sold on October 6, 2020.
These divisions have historically been considered our three operating segments as each engages in business activities for which it earns revenues and incurs expenses, discrete financial information is available for each, and this is the level at which the chief operating decision maker reviews discrete financial information for purposes of allocating resources and assessing performance. See Note 2 and Note 19 for information regarding the sale of the Life Sciences business on October 6, 2020. The results of the Life Sciences business are classified as discontinued operations for all periods in the condensed consolidated financial statements and accompanying notes unless otherwise stated. Accordingly, results of the Life Sciences business are not included in the tabular presentation below.

The following tables present results of continuing operations by reportable segment.

	Mobile Solutions	Power Solutions	Corporate and Consolidations		Total
Three Months Ended September 30, 2020
Net sales	$70,371	$43,415	$(25)	(a)	$113,761
Income (loss) from operations	4,953	1,143	(7,552)		$(1,456)
Interest expense					(6,873)
Other					118
Loss from continuing operations before income taxes and share of net income from joint venture					$(8,211)
Three Months Ended September 30, 2019
Net sales	$73,071	$47,430	$(42)	(a)	$120,459
Income (loss) from operations	3,423	3,351	(8,585)		$(1,811)
Interest expense					(3,805)
Other					(633)
Loss from continuing operations before income taxes and share of net income from joint venture					$(6,249)

	Mobile Solutions	Power Solutions	Corporate and Consolidations		Total
Nine Months Ended September 30, 2020
Net sales	$181,292	$127,307	$(93)	(a)	$308,506
Goodwill impairment	—	92,942	—		$92,942
Income (loss) from operations	625	(87,737)	(29,371)		(116,483)
Interest expense					(17,036)
Other					(211)
Loss from continuing operations before income taxes and share of net income from joint venture					$(133,730)

Nine Months Ended September 30, 2019
Net sales	$230,590	$148,480	$(232)	(a)	$378,838
Income (loss) from operations	10,118	12,857	(30,432)		$(7,457)
Interest expense					(8,829)
Other					(1,171)
Loss from continuing operations before income taxes and share of net income from joint venture					$(17,457)
_______________________________

(a)Includes elimination of intersegment transactions occurring during the ordinary course of business.

The following table presents total assets by reportable segment as of September 30, 2020, and December 31, 2019.

	Total Assets
	September 30, 2020	December 31, 2019
Mobile Solutions	$369,939	$373,256
Power Solutions	199,906	310,545
Corporate and Consolidations	746,364	858,183
Total	$1,316,209	$1,541,984

As of September 30, 2020, and December 31, 2019, one customer represented 12% and 10%, respectively, of consolidated accounts receivable from continuing operations. Amounts due from this customer are primarily related to Mobile Solutions.

Note 5. Inventories
Inventories are comprised of the following amounts:

	September 30, 2020	December 31, 2019
Raw materials	$21,238	$34,816
Work in process	21,715	17,810
Finished goods	20,765	14,452
Total inventories	$63,718	$67,078

Note 6. Goodwill
The following table shows changes in the carrying amount of goodwill.

Balance as of December 31, 2019	$94,779
Currency impact and other	(1,837)
Impairments	(92,942)
Balance as of September 30, 2020	$—
As of December 31, 2019, all goodwill related to the Power Solutions reportable segment, and no goodwill was recorded in the Mobile Solutions reportable segment.
During the first quarter of 2020, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The decline in market capitalization was a triggering event that caused us to perform a goodwill impairment analysis as of March 31, 2020. The goodwill impairment analysis required significant judgments to calculate the fair value for the Power Solutions reporting unit, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for each operating segment, and determination of weighted average cost of capital. Our forecasts used in the goodwill impairment analysis reflected our expectations of declines in sales resulting from COVID-19. Significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, costs to produce, discount rate, and estimated capital needs. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The carrying value of the Power Solutions reporting unit exceeded the estimated fair value as of the March 31, 2020, analysis. As a result of our analysis, we recorded an impairment loss on goodwill of $92.9 million to the “Goodwill impairment” line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2020, there is no remaining goodwill balance.

Note 7. Intangible Assets, Net
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2019	$32,416	$84,997	$117,413
Amortization	(2,516)	(8,245)	(10,761)
Balance as of September 30, 2020	$29,900	$76,752	$106,652
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

The following table shows changes in our investment in the JV.

Balance as of December 31, 2019	$21,755
Share of earnings	1,792
Foreign currency translation gain	600
Balance as of September 30, 2020	$24,147
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
We recognized sales to the JV of less than $0.1 million and $0.1 million during the three and nine months ended September 30, 2020, respectively, and less than $0.1 million and $0.1 million during the three and nine months ended September 30, 2019, respectively.

Note 9. Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. Among other provisions, the CARES Act allows for the carryback of certain tax losses and favorably impacts the deductibility of interest expense and depreciation. The CARES Act had a material impact on our financial statements and has been accounted for in the benefit/provision for income taxes for the nine months ended September 30, 2020.
Our effective tax rate for continuing operations was 106.1% and 5.9% for the three and nine months ended September 30, 2020, respectively, and 18.2% and (21.2)% for the three and nine months ended September 30, 2019, respectively. The 2020 year-to-date effective tax rate for continuing operations differs from the U.S. federal statutory tax rate of 21% primarily due to the impact of the impairment of nondeductible goodwill which is treated as a permanent difference. The year-to-date effective tax rate was also impacted by the CARES Act, the anticipated withholding taxes which would be due upon repatriation of the unremitted earnings of foreign subsidiaries, and the impact of losses in jurisdictions where it is more likely than not that a tax benefit will not be realized. The effective tax rate for the three months ended September 30, 2020, was primarily impacted by the effect of the impairment of nondeductible goodwill on the estimated annual effective tax rate and a change in the estimated impact of the CARES Act.
The 2019 effective tax rate differs from the U.S. federal statutory tax rate of 21% principally due to a discrete tax charge of $6.0 million related to final tax regulations published by the Department of the Treasury and Internal Revenue Service on February 4, 2019. The effective tax rate for the three months ended September 30, 2019, was primarily impacted by changes in the full year forecast book income (loss) within each jurisdiction in which we operate.
During the three months ended September 30, 2020, we realized a tax benefit in discontinued operations related to estimated tax in excess of book outside basis in a subsidiary held for sale. The related deferred tax asset is not included in current assets held for sale given it will be retained and settled by NN, Inc.

Note 10. Debt
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

The following table presents debt balances as of September 30, 2020, and December 31, 2019.

	September 30, 2020	December 31, 2019
Senior Secured Term Loan	$522,000	$526,313
Incremental Term Loan	248,444	257,111
Senior Secured Revolver	59,000	—
International lines of credit and other loans (1)	12,756	9,579
Total principal	842,200	793,003
Less-current maturities of long-term debt (2)	713,350	19,106
Principal, net of current portion	128,850	773,897
Less-unamortized debt issuance costs (3)	11,368	16,647
Long-term debt, net of current portion	$117,482	$757,250
_______________________________
(1) Excludes $1.0 million and $0.2 million of equipment loans directly attributable to the Life Sciences business which have been reclassified to liabilities held for sale as of September 30, 2020, and December 31, 2019, respectively.
(2) As of September 30, 2020, includes $474.3 million of Senior Secured Term Loan principal and $225.7 million of Incremental Term Loan principal that is classified as current because of management’s expectation that proceeds from the liquidation of assets held for sale will be required to retire the obligation within twelve months as required by the credit agreement (see Note 2). Also includes $9.0 million of outstanding borrowings on the Senior Secured Revolver as of September 30, 2020, which represents the excess over the $50.0 million available capacity that will be in effect twelve months after the balance sheet date.
(3) In addition to this amount, costs of $2.1 million and $3.0 million related to the Senior Secured Revolver are recorded in other non-current assets as of September 30, 2020, and December 31, 2019, respectively.
We capitalized interest costs of less than $0.1 million and $0.3 million in the three months ended September 30, 2020 and 2019, respectively, and $0.2 million and $1.2 million in the nine months ended September 30, 2020 and 2019, respectively, related to construction in progress.
In August 2020, we entered into an agreement to sell our Life Sciences business (see Note 2). The sale closed on October 6, 2020, at which time we received cash proceeds of $757.2 million. We immediately prepaid $700.0 million in the aggregate on the Senior Secured Term Loan and the Incremental Term Loan. We also paid in full the outstanding balance on the Senior Secured Revolver. The prepayment was applied to debt in accordance with the prepayment provisions of the credit agreement immediately after the transaction closed on October 6, 2020. See Note 2 for a description of the methodology for allocating debt-related costs in historical periods to discontinued operations.
Senior Secured Term Loan
Outstanding borrowings under the Senior Secured Term Loan bear interest at one-month LIBOR (subject to a 0.75% floor) plus an applicable margin of 5.75%. At September 30, 2020, the Senior Secured Term Loan bore interest at 6.50%.
Incremental Term Loan
Outstanding borrowings under the Incremental Term Loan bear interest at one-month LIBOR plus an applicable margin of 5.75%. At September 30, 2020, the Incremental Term Loan bore interest of 5.90%.
Senior Secured Revolver
Outstanding borrowings under the Senior Secured Revolver bear interest on a variable rate structure at either 1) one-month LIBOR plus an applicable margin of 4.00% or 2) the prime lending rate plus an applicable margin of 3.00%. At September 30, 2020, the weighted average interest rate on outstanding borrowings under the Senior Secured Revolver was 4.11%. We pay a commitment fee of 0.50% for unused capacity under the Senior Secured Revolver.
We had $59.0 million outstanding under the Senior Secured Revolver at September 30, 2020. Total capacity under the Senior Secured Revolver was $75.0 million as of September 30, 2020, with $1.4 million available for future borrowings after reductions for outstanding letters of credit and outstanding borrowings as of September 30, 2020.
Debt Amendments
In July 2020, we amended our Credit Agreement to waive compliance with the financial leverage ratio covenant for the second and third quarters of 2020. During this period, we are required to maintain minimum liquidity levels, provide certain financial and other information, and take certain other action as specified in the amendment. Failure to maintain the required minimum liquidity levels or satisfy other requirements set forth in the amendment would allow the revolving credit lenders, the Senior Secured Term loan lenders, and the Incremental Term Loan lenders to cause amounts outstanding under our credit facility to become immediately due and payable and would have a material, adverse impact on our financial position.
In August 2020, we amended our Credit Agreement to obtain the lenders’ consent to the sale of the Life Sciences business, subject to certain terms and conditions. The amendment required a minimum of $675.0 million in cash proceeds from the sale. All cash proceeds, less certain allowable costs, were required by the amendment to be used to prepay the Senior Secured Term Loan and the Incremental Term Loan. The amendment also required a minimum $15.0 million payment on the Senior Secured Revolver and reduced total capacity to $60.0 million immediately after the sale of the Life Sciences business. The capacity will decrease to $50.0 million on June 30, 2021. The amendment requires cash in excess of $35.0 million on the last day of each month to be used to pay down the Senior Secured Revolver. Liquidity thresholds were amended so that the threshold decreases commensurate with any principal payment on the Senior Secured Revolver.
We were in compliance with all requirements under our credit facility as of September 30, 2020.
We capitalized a total of $0.4 million in new debt issuance costs related to the July 2020 and August 2020 amendments. Costs related to the Senior Secured Term Loan and the Incremental Term Loan are recorded as a direct reduction to the carrying amount of the associated long-term debt. Costs related to the Senior Secured Revolver are recorded in other non-current assets. Additionally, $1.5 million of unamortized debt issuance costs were written off in the nine months ended September 30, 2020, in connection with the July 2020 and August 2020 amendments. See Note 2 for a description of the methodology for allocating amortization and write-offs of debt issuance costs in historical periods to discontinued operations.
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

Note 11. Leases
The following table contains supplemental cash flow information related to leases of continuing operations.

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$127	$164
Operating cash flows from operating leases	10,739	10,553
Financing cash flows from finance leases	1,203	2,435
Right-of-use assets obtained in exchange for new finance lease liabilities	733	5,185
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	9,328	8,562
_______________________________
(1) Includes new leases, renewals, and modifications.
As disclosed in our 2019 Annual Report, we had an operating lease commitment that had not yet commenced. In March 2020, the operating lease for the manufacturing facility commenced and requires us to pay a total of approximately $27.5 million base rent payments over the lease term of 15 years. We began making rent payments in the third quarter of 2020.
In March 2020, we amended the lease of our corporate headquarters building to exit over half of the previously leased space and reduce annual base rent payments by approximately $1.3 million over the remaining lease term which ends in 2030. The amendment was accounted for as a lease modification, and the remeasurement of the lease resulted in an $8.1 million decrease in the operating lease right-of-use (“ROU”) asset, a $10.5 million decrease in the noncurrent portion of the operating lease liability, and a $0.6 million decrease in the current portion of the operating lease liability. The $3.0 million difference between the change in the operating lease ROU asset and the operating lease liabilities was recognized in “Other operating expense (income), net,” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In connection with the discontinued use of the previously leased space, we also recognized a $4.4 million termination charge and a $2.9 million impairment charge on the associated leasehold improvements, all of which were also recognized in “Other operating expense (income), net.”
During the second quarter of 2020 and as part of our overall plan to improve liquidity during the COVID-19 pandemic, we negotiated with certain lessors to defer rent payments on leased buildings. In total, $0.5 million of operating lease payments for continuing operations are being deferred over a period ranging from April 2020 to December 2020 and will be repaid over a period ranging from June 2020 through December 2022. The deferral of rent payments did not result in a substantial change in total lease payments over the individual lease terms. We have elected to apply lease accounting relief announced by the FASB in April 2020 and have treated these lease concessions as if they existed in the original contracts rather than applying lease modification accounting. The net impact on cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020, was $0.6 million in cash savings which includes $0.4 million related to continuing operations.

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
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter. Accordingly, we don’t expect to incur a loss related to this matter even in the event of an unfavorable decision and, therefore, have not accrued an amount for the remaining matters as of September 30, 2020.
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
Other Legal Matters
On October 26, 2020, Corre Opportunities Qualified Master Fund, LP, and Corre Horizon Fund, LP, filed a complaint in the Chancery Court of the State of Delaware against the Company. The complaint alleges that the Company’s sale of its Life

Sciences business without obtaining the prior consent of the plaintiffs was a breach of the terms of the Series B Preferred Stock. The complaint seeks unspecified monetary damages and other relief. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against these actions. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the Company’s financial position, results of operations, or cash flows.
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
As of September 30, 2020, the carrying value of the Preferred Stock shares was $101.8 million which included $9.1 million of accumulated unpaid and deemed dividends. The following table presents the change in the Preferred Stock carrying value during the nine months ended September 30, 2020.

Nine Months Ended September 30, 2020
Beginning balance	$93,012
Accrual of in-kind dividends	8,230
Amortization and other	604
Ending balance	$101,846

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

	Three Months Ended September 30, 2020
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$37,116	$35,299	$(25)	$72,390
China	12,785	1,580	—	14,365
Brazil	7,100	253	—	7,353
Mexico	4,454	3,239	—	7,693
Germany	1,400	132	—	1,532
Poland	1,342	4	—	1,346
Other	6,174	2,908	—	9,082
Total net sales	$70,371	$43,415	$(25)	$113,761

	Three Months Ended September 30, 2019
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$40,147	$38,750	$(42)	$78,855
China	9,109	1,870	—	10,979
Brazil	9,414	72	—	9,486
Mexico	4,700	3,832	—	8,532
Germany	1,768	17	—	1,785
Poland	1,371	5	—	1,376
Other	6,562	2,884	—	9,446
Total net sales	$73,071	$47,430	$(42)	$120,459

	Nine Months Ended September 30, 2020
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$94,482	$104,455	$(93)	$198,844
China	31,203	3,989	—	35,192
Brazil	17,815	446	—	18,261
Mexico	11,746	9,501	—	21,247
Germany	4,401	261	—	4,662
Poland	3,441	11	—	3,452
Other	18,204	8,644	—	26,848
Total net sales	$181,292	$127,307	$(93)	$308,506

	Nine Months Ended September 30, 2019
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$129,116	$120,445	$(232)	$249,329
China	27,580	5,306	—	32,886
Brazil	27,432	221	—	27,653
Mexico	15,144	10,776	—	25,920
Germany	4,490	54	—	4,544
Poland	4,868	14	—	4,882
Other	21,960	11,664	—	33,624
Total net sales	$230,590	$148,480	$(232)	$378,838
Deferred Revenue
The following table provides information about contract liabilities from contracts with customers.

Deferred Revenue
Balance at January 1, 2020	$797
Balance at September 30, 2020	933
Revenue recognized during the nine months ended September 30, 2020, from amounts included in deferred revenue at the beginning of the period for performance obligations satisfied or partially satisfied during the period, was $0.3 million. Deferred revenue is reported in the “Other current liabilities” line on the Condensed Consolidated Balance Sheets.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2020, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
Sales Concentration
We recognized sales from a single customer of $12.2 million, or 10% of consolidated net sales, during the three months ended September 30, 2019. We recognized sales from this customer of $39.0 million, or 10% of consolidated net sales, during the nine months ended September 30, 2019. Revenues from this customer are in our Mobile Solutions segment and were less than 10% of consolidated net sales, during the nine months ended September 30, 2020.

Note 15. Share-Based Compensation
Share-based compensation cost is recognized in the “Selling, general and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) except for $(0.2) million and $0.1 million, attributable to discontinued operations for the three months ended September 30, 2020 and 2019, respectively, and $0.2 million and $0.3 million attributable to discontinued operations for the nine months ended September 30, 2020 and 2019, respectively. The following table lists the components of share-based compensation expense by type of award.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$132	$371	$453	$732
Restricted stock	963	446	2,791	1,407
Performance share units	340	334	898	991
Change in estimate of share-based award vesting	(577)	(1,275)	(577)	(1,275)
Share-based compensation expense	$858	$(124)	$3,565	$1,855

Stock Options
During the nine months ended September 30, 2020, we granted options to purchase 158,700 shares to certain key employees. The weighted average grant date fair value of the options granted during the nine months ended September 30, 2020, was $4.76 per share. The fair value of our options cannot be determined by market value because they are not traded in an open market. Accordingly, we utilized the Black Scholes financial pricing model to estimate the fair value.
The following table shows the weighted average assumptions relevant to determining the fair value of stock options granted in 2020.

Expected term	6 years
Risk free interest rate	1.42%
Dividend yield	—%
Expected volatility	52.80%
The expected term is derived from using the simplified method of determining stock option terms as described under SAB Topic 14, Share-based payment. The simplified method was used because sufficient historical stock option exercise experience was not available, primarily due to the transformation of the management structure over the past several years.
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
The following table presents stock option activity for the nine months ended September 30, 2020.

	Number of Options (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	775	$13.24
Granted	159	9.44
Forfeited or expired	(60)	15.00
Outstanding at September 30, 2020	874	$12.43	5.5 years	$—	(1)
Exercisable at September 30, 2020	589	$13.85	3.8 years	$—	(1)
_______________________________
(1)The aggregate intrinsic value is the sum of intrinsic values for each exercisable individual option grant. The intrinsic value is the amount by which the closing market price of our stock at September 30, 2020, was greater than the exercise price of any individual option grant.
Restricted Stock
During the nine months ended September 30, 2020, we granted 460,255 shares of restricted stock to non-executive directors, officers and certain other key employees. The shares of restricted stock granted during the nine months ended September 30, 2020, vest pro-rata generally over three years for employees and over one year for non-executive directors and certain key employees. We determined the fair value of the shares awarded by using the closing price of our common stock as of the date of grant. The weighted average grant date value of restricted stock granted in the nine months ended September 30, 2020, was $9.35 per share. Total grant-date fair value of restricted stock that vested in the nine months ended September 30, 2020, was $1.2 million.

The following table presents the status of unvested restricted stock awards as of September 30, 2020, and changes during the nine months then ended.

	Nonvested Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Unvested at January 1, 2020	222	$9.33
Granted	460	9.35
Vested	(145)	8.61
Forfeited	(18)	9.32
Unvested at September 30, 2020	519	$9.28
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
The following table presents the status of unvested PSUs as of September 30, 2020, and changes during the nine months then ended.

	Nonvested TSR Awards		Nonvested ROIC Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2020	65	$13.27	79	$11.50
Granted	139	10.88	157	9.44
Forfeited	(19)	11.43	(21)	12.88
Nonvested at September 30, 2020	185	$11.55	215	$10.04

Note 16. Accumulated Other Comprehensive Income
The following tables present the components of accumulated other comprehensive income (“AOCI”).

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance at June 30, 2020	$(48,507)	$(23,662)	$5,493	$(66,676)
Other comprehensive income (loss) before reclassifications	6,712	27	(6)	6,733
Amounts reclassified from AOCI to interest expense (2)	—	4,100	(952)	3,148
Net current-period other comprehensive income (loss)	6,712	4,127	(958)	9,881
Balance at September 30, 2020	$(41,795)	$(19,535)	$4,535	$(56,795)

Balance at June 30, 2019	$(31,490)	$(13,915)	$3,097	$(42,308)
Other comprehensive income (loss) before reclassifications	(11,178)	(1,556)	375	(12,359)
Amounts reclassified from AOCI to interest expense (2)	—	306	(68)	238
Net current-period other comprehensive income (loss)	(11,178)	(1,250)	307	(12,121)
Balance at September 30, 2019	$(42,668)	$(15,165)	$3,404	$(54,429)

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance at December 31, 2019	$(35,159)	$(12,234)	$2,839	$(44,554)
Other comprehensive income (loss) before reclassifications	(6,636)	(16,207)	3,764	(19,079)
Amounts reclassified from AOCI to interest expense (2)	—	8,906	(2,068)	6,838
Net current-period other comprehensive income (loss)	(6,636)	(7,301)	1,696	(12,241)
Balance at September 30, 2020	$(41,795)	$(19,535)	$4,535	$(56,795)

Balance at December 31, 2018	$(31,314)	$—	$—	$(31,314)
Other comprehensive income (loss) before reclassifications	(11,354)	(15,471)	3,472	(23,353)
Amounts reclassified from AOCI to interest expense (2)	—	306	(68)	238
Net current-period other comprehensive income (loss)	(11,354)	(15,165)	3,404	(23,115)
Balance at September 30, 2019	$(42,668)	$(15,165)	$3,404	$(54,429)
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

The following table summarizes the computation of basic and diluted net income (loss) per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Income (loss) from continuing operations	$1,640	$(4,836)	$(124,003)	$(20,806)
Less: Preferred Stock cumulative dividends and deemed dividends	(3,139)	—	(9,133)	—
Numerator for basic and diluted income (loss) from continuing operations per common share (1)	(1,499)	(4,836)	(133,136)	(20,806)
Income (loss) from discontinued operations, net of tax (Note 2)	20,330	(1,019)	(123,966)	(11,850)
Numerator for basic and diluted undistributed net loss per common share (1)	$18,831	$(5,855)	$(257,102)	$(32,656)

Denominator:
Weighted average common shares outstanding, basic and diluted	42,202	42,038	42,170	42,013
Per common share net loss:
Basic income (loss) from continuing operations per common share	$(0.04)	$(0.12)	$(3.16)	$(0.50)
Basic income (loss) from discontinued operations per common share	0.49	(0.02)	(2.94)	(0.28)
Basic net income (loss) per common share	$0.45	$(0.14)	$(6.10)	$(0.78)
Diluted income (loss) from continuing operations per common share	$(0.04)	$(0.12)	$(3.16)	$(0.50)
Diluted income (loss) from discontinued operations per common share	0.49	(0.02)	(2.94)	(0.28)
Diluted net income (loss) per common share	$0.45	$(0.14)	$(6.10)	$(0.78)
Cash dividends declared per common share	$—	$0.07	$—	$0.21
_______________________________
(1) Preferred Stock does not participate in losses.
The following table presents potentially dilutive securities that were excluded from the calculation of diluted net income (loss) per common share because they had an anti-dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options	875	837	875	627
Warrants	1,500	—	1,500	—
Preferred Stock, as-converted	23,573	—	23,573	—
	25,948	837	25,948	627
We have elected to allocate undistributed income to participating securities based on year-to-date results. As there was no undistributed income for the nine months ended September 30, 2020, no such allocation was necessary. In addition, given the undistributed loss from continuing operations in the three and nine months ended September 30, 2020 and 2019, all options and warrants are considered anti-dilutive and were excluded from the calculation of diluted net income (loss) per share. Stock options excluded from the calculations of diluted net income (loss) per share had a per share exercise price ranging from $7.93 to $25.16 for the three months ended September 30, 2020, and $7.93 to $25.16 for three months ended September 30, 2019. Stock options excluded from the calculations of diluted net income (loss) per share had a per share exercise price ranging from $7.93 to $25.16 for the nine months ended September 30, 2020, and $8.54 to $25.16 for nine months ended September 30, 2019. Warrants excluded from the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2020, had a per share exercise price of $12.00. Preferred Stock excluded from the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2020, was calculated on an as-converted basis. Holders of Preferred Stock will have the right to convert up to 25% of their Preferred Stock into common shares per quarter after December 31, 2023, at a conversion price that equals a 30-day volume weighted average price per common share. Under certain conditions, holders of Preferred Stock may elect to convert their Preferred Stock into common shares at an earlier date after March 31, 2023, at a conversion price that equals 90% of the volume weighted average market price per common share. The potentially dilutive Preferred Stock in the preceding table presents the more dilutive result of these conversion prices as if the Preferred Stock were converted on September 30, 2020.

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
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and long-term debt. As of September 30, 2020, the carrying values of these financial instruments approximated fair value.
Derivative Financial Instruments
Certain features were bifurcated and accounted for separately from the Preferred Stock. The following features are recorded as derivatives.
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
•Contingent dividends. The feature that allowed for the dividend rate to increase to 11.625% in 2020 if shareholder approval was not obtained is not considered clearly and closely related to the debt host. Our common stockholders approved a proposal at our 2020 annual stockholder meeting to issue common stock in excess of thresholds established by certain Nasdaq stock market rules upon the exercise of warrants or the conversion or redemption of Preferred Stock. Because the annual stockholder meeting has already occurred, the contingent dividends feature no longer exists as of September 30, 2020.
•Dividends withholding. The Preferred Stock bears a feature that could require us to make an effective distribution to purchasers which is indexed to the tax rate of the purchasers. This distribution would be partially offset by an adjustment to the redemption price and/or conversion rate. The dividends withholding feature is not clearly and closely related to the debt host.
•Warrants. The warrants issued with the Preferred Stock are exercisable, in full or in part, at any time prior to the seventh anniversary of their issuance at an exercise price of $12.00 per share, subject to customary anti-dilution adjustments in the event of future below market issuances, stock splits, stock dividends, combinations or similar events.
The following tables show the liabilities measured at fair value for the Preferred Stock derivative above as of September 30, 2020, and December 31, 2019.

	Fair Value Measurements as of September 30, 2020
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$—	$1,920
Derivative liability - other non-current liabilities	—	—	1,536
Total	$—	$—	$3,456

	Fair Value Measurements as of December 31, 2019
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$—	$60
Derivative liability - other non-current liabilities	—	—	2,235
Total	$—	$—	$2,295

The following table presents the change in the Preferred Stock derivative during the nine months ended September 30, 2020.

Nine Months Ended September 30, 2020
Beginning balance	$2,295
Change in fair value (1)	(154)
Other (2)	1,315
Ending balance	$3,456
_______________________________
(1) Changes in the fair value are recognized in the “Other expense (income), net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All of the change in fair value relates to the derivative liability held at September 30, 2020.
(2) In 2020, we determined that certain anti-dilution provisions of the warrants require liability accounting; therefore, we reclassified the $1.1 million value of the warrants recorded in Stockholders’ Equity as of December 31, 2019, to a liability during the nine months ended September 30, 2020.
The fair value of the leverage ratio put feature, the dividends withholding feature, and the contingent dividends feature utilizes unobservable inputs based on the best information available to determine the probability of the preferred stock remaining outstanding for future periods. These inputs include probability assessments of how long the Preferred Stock will remain outstanding, whether the leverage ratio threshold will be exceeded, and, as of December 31, 2019, whether approval would be obtained from common stockholders for issuance of common stock upon exercise of the warrants and conversion or redemption of the Preferred Stock. Inputs also include the percentage of Preferred Stock held by non-U.S. resident holders and the applicable tax withholding rates for those holders. The probability of the Preferred Stock remaining in future periods ranged from 50% to 2% as of September 30, 2020, and from 97% to 2% as of December 31, 2019. The leverage ratio put feature also utilizes unobservable inputs to determine the probability of the leverage ratio put being exercisable as of March 31, 2023, which ranged from 20% to 1% as of September 30, 2020, and December 31, 2019. These probabilities are determined based on management’s assessment of facts and circumstances at each reporting date. An increase in these probabilities would result in an increase in the derivative liability fair value. Given the Preferred Stock value changes by period as a result of dividends and redemption premiums, weighted average values for these assumptions are not meaningful.
The fair value of the warrants feature is determined using a valuation model, which utilizes unobservable inputs to determine the probability that the warrants will remain outstanding for future periods. The probabilities ranged from 80% to 5% and resulted in a weighted average term of 2.35 years as of September 30, 2020. An increase in these probabilities would result in an increase in the derivative liability fair value. As of December 31, 2019, the warrants were classified in equity and valued using a term of 1.25 years.
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
As of September 30, 2020, we reported a cumulative $15.0 million loss, net of tax, in accumulated other comprehensive income related to the interest rate swap.
The following tables present the liabilities measured at fair value on a recurring basis for the interest rate swap as of September 30, 2020, and December 31, 2019.

	Fair Value Measurements as of September 30, 2020
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$12,331	$—
Derivative liability - other non-current liabilities	—	7,202	—
Total	$—	$19,533	$—

	Fair Value Measurements as of December 31, 2019
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$5,943	$—
Derivative liability - other non-current liabilities	—	6,290	—
Total	$—	$12,233	$—
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
Fixed Rate Debt
The fair value of our outstanding fixed-rate debt included in the “International lines of credit and other loans” line item within Note 10 to these Notes to Condensed Consolidated Financial Statements was $12.8 million and $9.6 million as of September 30, 2020, and December 31, 2019, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The carrying value of this fixed-rate debt was $12.8 million and $9.6 million as of September 30, 2020 and December 31, 2019, respectively.

Note 19. Subsequent Events
Divestiture of Life Sciences Business
The sale of our Life Sciences business closed on October 6, 2020. We received cash proceeds at closing of $757.2 million. The purchase price is subject to customary post-closing adjustments and is expected to be finalized in the first quarter of 2021. We prepaid $700.0 million in the aggregate on the Senior Secured Term Loan and the Incremental Term Loan immediately following the sale. We also paid in full the outstanding balance on the Senior Secured Revolver. We expect to recognize a gain on sale of greater than $100 million, net of income taxes, in the fourth quarter of 2020. Under the terms of a transition services agreement, we are providing certain support services for up to 180 days from the closing date of the sale.
Senior Secured Revolver
On October 6, 2020, the total borrowing capacity of the Senior Secured Revolver was reduced to $60.0 million from $75.0 million, and we repaid the entire principal balance outstanding.

Discontinuation of Hedge Accounting
In connection with the prepayment of debt on October 6, 2020, with proceeds from the sale of our Life Sciences business, the outstanding balance of our variable rate debt fell below the $700.0 million notional amount of the interest rate swap contract. After the prepayment, a portion of the hedged interest payments were no longer probable of occurring, and the hedging relationship on this portion was no longer highly effective. Therefore, part of the interest rate swap no longer qualified for hedge accounting after the debt prepayment. After the discontinuation of hedge accounting, changes in the fair value of this portion of the swap will be recognized in earnings rather than in accumulated other comprehensive income. During the fourth quarter of 2020, the accumulated loss in accumulated other comprehensive income related to the hedged interest payments that are no longer probable of occurring will be reclassified to earnings.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
NN, Inc. is a global diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies primarily for the aerospace and defense, electrical, automotive, medical, and general industrial markets. As used in this Quarterly Report, the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc. and its subsidiaries.
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

Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the nine months ended September 30, 2020, that management believes are important to provide an understanding of the business and results of operations, or that may influence operations in the future.
Global COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (“COVID-19”) began to impact the population of China, where several of our manufacturing facilities are located. In late January and early February 2020, in an effort to contain the spread of the virus and maintain the well-being of our employees and in accordance with governmental requirements, we temporarily closed our production facilities in China. On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. Consistent with actions taken by governmental authorities and in response to reduced customer demand, in late March 2020, we idled manufacturing operations in certain regions around the world, other than China, where manufacturing operations began to resume in March. We have experienced supplier and customer disruption, which has affected our results of operations and cash flows this year. In Europe and North America, sales began declining in the second half of March as the pandemic led to customer plant closures. In June 2020, the National Bureau of Economic Research officially declared that the United States economy has fallen into a recession. The situation grew more challenging in the second and third quarters, as customer closures have affected much of our operations and may continue for an unknown period of time. Although much of the United States and the global economies have reopened, the COVID-19 pandemic is intensifying in many parts of the United States and the world, and many public health experts anticipate a COVID-19 surge in the coming weeks and months of fall and winter. Reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations remains a possibility, just as some jurisdictions rolled back reopening plans in the summer of 2020. Further, the continuing uncertainty as to whether the federal government will address the resulting fiscal condition in both the near and long-term with measures such as additional fiscal stimulus, as well as other geopolitical issues relating to the global economic slowdown, has increased domestic and global instability. Thus, the spread of COVID-19 and the responses thereto have created a disruption in the manufacturing, delivery and overall supply chain of automobile manufacturers and suppliers. Global vehicle production has decreased significantly, and some vehicle manufacturers have completely shut down manufacturing operations in some countries and regions, including the United States and Europe. The rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on our business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak.
We have undertaken a number of permanent and temporary actions to manage the evolving situation, including the continuation of previously announced cost savings initiatives.
Initiatives announced in 2019:
•Streamlining facilities and reducing overall selling, general and administrative costs;
•Eliminated the quarterly dividend;
•Reduced capital expenditures;
•Issued $100 million of Preferred Stock and used net proceeds for debt repayment; and
•Refinanced senior credit facilities to extend maturities and provide additional liquidity.
Additional actions taken in 2020 in response to the economic effects of the pandemic:
•In March 2020, we drew down $60 million in cash under our Senior Secured Revolver to strengthen our near-term cash position. This debt was repaid immediately following the sale of the Life Sciences business in October 2020.
•Beginning in April 2020, executives reduced their base salaries by 20% to 25%, non-executive employee salaries were reduced by 5% to 15%. These salary reductions were repaid in October 2020, and salaries were reinstated to their original levels.
•The 401(k) employer match was suspended.
•Non-employee board members suspended their cash compensation.
•Employee merit increases and bonus payouts were deferred, and the gainsharing plan for 2020 has been suspended.
•Travel was significantly reduced beginning in the first quarter.
•In response to government orders and reduced demand, we adjusted production and work week hours, reduced or suspended non-critical discretionary spending, and furloughed personnel, many of whom are eligible to participate in government supported programs.
•Inventory levels and collection of receivables are being closely monitored.
•We entered into rent deferral arrangements with landlords of several of our leased facilities.
•As allowed by the CARES Act, we deferred payments of the employer share of U. S. payroll taxes and intend to defer the payment of remaining obligations through the end of 2020 and will begin making payments in 2021 through 2022.
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
While managing decreased demand in many regions across the globe, we have begun to restart and ramp up our businesses. We are coordinating with our customers and suppliers to make the necessary preparations. We are focused on the safety of our employees, customers and suppliers when re-starting. We have developed and implemented processes to ensure a safe environment for our employees and any visitors to our facilities, including providing personal protective equipment to our employees, establishing social distancing protocols and temperature checks. These processes include recommendations based on guidelines from the Centers for Disease Control and Prevention and the World Health Organization as well as from our recent ramp-up in China. The health and safety of our employees remains our top priority.
Discontinued Operations
In August 2020, we entered into a Stock Purchase Agreement (the “SPA”) with affiliates of American Securities LLC for the sale of our Life Sciences business for an aggregate purchase price of up to $825 million, which includes a $755 million cash base purchase price and a potential earnout payment of up to $70 million. The cash base purchase price was subject to certain adjustments and was payable at the closing of the transaction, which occurred on October 6, 2020. We received cash proceeds at closing of $757.2 million. The purchase price is subject to customary post-closing adjustments and is expected to be finalized in the first quarter of 2021. The earnout payment is subject to the performance of the Life Sciences business during the year ending December 31, 2022, measured by Adjusted EBITDA targets, as defined by the SPA. The Life Sciences business includes facilities that are engaged in the production of a variety of components, assemblies, and instruments, such as surgical knives, bioresorbable implants, surgical staples, cases and trays, orthopaedic implants and tools, laparoscopic devices, and drug delivery devices for the orthopaedics and medical/surgical end markets. The sale of the Life Sciences business furthers management’s strategy to improve liquidity and creates the financial flexibility to pursue key growth areas in the Mobile Solutions and Power Solutions segments.
In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the operating results of the Life Sciences business are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and will also include any gain on the disposition of the business, all net of tax, as one line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented have been revised to reflect this presentation. Accordingly, the results of the Life Sciences business have been excluded from continuing operations and segment results for all periods presented in the condensed consolidated financial statements and the accompanying notes unless otherwise stated. The Condensed Consolidated Statements of Cash Flows include cash flows of the Life Sciences business in each line item unless otherwise stated.
Our credit facility required us to use proceeds from the sale of the Life Sciences business to prepay a portion of our existing debt. We paid $700 million in the aggregate on our term loans immediately following the sale. The prepayment was applied to debt in accordance with the prepayment provisions of the credit agreement immediately after the transaction closed on October 6, 2020. We also paid in full the outstanding balance on the Senior Secured Revolver. Average quarterly interest rates were multiplied by the required prepayment amounts to calculate interest expense to be reclassified to discontinued operations for all periods presented. Write-offs of credit facility debt issuance costs were allocated to discontinued operations by multiplying the ratio of the required prepayment amounts as a percentage of total outstanding principal by the total write-off charges in each period.
Goodwill Impairment
During the first quarter of 2020, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The decline in market capitalization was a triggering event that caused us to perform a goodwill impairment analysis as of March 31, 2020. The goodwill impairment analysis required significant judgments to calculate the fair value for the Power Solutions reporting unit, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for each operating segment, and determination of weighted average cost of capital. Our forecasts used in the goodwill impairment analysis reflected our expectations of declines in sales resulting from COVID-19. Significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, costs to produce, discount rate, and estimated capital needs. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The carrying value of the Power Solutions reporting unit exceeded the estimated fair value as of the March 31, 2020, analysis. As a result of our analysis, we recorded an impairment loss on goodwill of $92.9 million to the “Goodwill impairment” line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Prior Periods’ Financial Statement Revision
Certain prior period amounts have been revised to reflect the impact of corrections of misstatements and to correct the timing of previously recorded out-of-period adjustments. Refer to Note 3 in the Notes to Condensed Consolidated Financial Statements for more information.

Sales Concentration
We recognized sales from a single customer of $12.2 million, or 10% of consolidated net sales, during the three months ended September 30, 2019. We recognized sales from this customer of $39.0 million, or 10% of consolidated net sales, during the nine months ended September 30, 2019. Revenues from this customer are in our Mobile Solutions segment and were less than 10% of consolidated net sales, during the nine months ended September 30, 2020.
Three Months Ended September 30, 2020, compared to the Three Months Ended September 30, 2019

	Three Months Ended September 30,
	2020	2019	$ Change
Net sales	$113,761	$120,459	$(6,698)
Organic decline				$(4,308)
Foreign exchange effects				(2,390)
Cost of sales (exclusive of depreciation and amortization shown separately below)	90,076	96,654	(6,578)
Selling, general and administrative expense	13,745	15,493	(1,748)
Depreciation and amortization	11,435	11,284	151
Other operating income, net	(39)	(1,161)	1,122
Loss from operations	(1,456)	(1,811)	355
Interest expense	6,873	3,805	3,068
Loss on extinguishment of debt and write-off of debt issuance costs	144	—	144
Other expense (income), net	(262)	633	(895)
Loss from continuing operations before benefit for income taxes and share of net income from joint venture	(8,211)	(6,249)	(1,962)
Benefit for income taxes	8,715	1,134	7,581
Share of net income from joint venture	1,136	279	857
Income (loss) from continuing operations	1,640	(4,836)	6,476
Income (loss) from discontinued operations, net of tax	20,330	(1,019)	21,349
Net income (loss)	$21,970	$(5,855)	$27,825
Net Sales. Net sales decreased by $6.7 million, or 6%, during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to a decrease in organic volume of $4.3 million, as a result of decreased demand due to the COVID-19 pandemic and unfavorable foreign exchange effects of $2.4 million.
Cost of Sales. Cost of sales decreased by $6.6 million, or 7%, during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to variable costs associated with the above-referenced sales volume decline and variable and fixed cost reduction initiatives that were implemented.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased by $1.7 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to cost reduction initiatives that drove decreases in personnel costs and travel costs.
Other Operating Income, Net. Other operating income, net, changed unfavorably by $1.1 million primarily due to a one-time $1.4 million litigation settlement received during the three months ended September 30, 2019.
Interest Expense. Interest expense increased by $3.1 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to an increase in settlements on the interest rate swap and an increase in the interest rate margin over one-month LIBOR on the Senior Secured Term Loan and the Incremental Term Loan as a result of amendments executed in 2019. These increases were partially offset by a reduction in one-month LIBOR. Interest on our Senior Secured Revolver decreased due to lower one-month LIBOR in 2020 and due to a lower available capacity after the December 2019 amendment to the credit agreement.

	Three Months Ended September 30,
	2020	2019
Interest on debt	$2,198	$3,135
Interest rate swap settlements	4,100	306
Amortization of debt issuance costs	419	372
Capitalized interest	(35)	(281)
Other	191	273
Total interest expense	$6,873	$3,805
Other Expense (Income), Net. Other expense (income), net, changed favorably by $0.9 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to more favorable foreign exchange effects associated with intercompany borrowings compared to the prior year.
Benefit For Income Taxes. Our effective tax rate was 106.1% for the three months ended September 30, 2020, compared to 18.2% for the three months ended September 30, 2019. The difference in rates is primarily due to the impact of the impairment of nondeductible goodwill in 2020 and and a change in the estimated impact of the CARES Act. Note 9 in the Notes to Condensed Consolidated Financial Statements describes the components of income taxes for each period presented.
Share of Net Income from Joint Venture. Our share of net income from the joint venture increased during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to improved profits resulting from higher sales volumes, expanding variable margins as a result of successful process improvement initiatives and improved product mix, and fixed cost reduction actions.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended September 30,
	2020	2019	$ Change
Net sales	$70,371	$73,071	$(2,700)
Organic decline				$(602)
Foreign exchange effects				(2,098)
Income from operations	$4,953	$3,423	$1,530
Net sales decreased by $2.7 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to unfavorable foreign exchange effects and lower demand within global automotive markets resulting from the COVID-19 pandemic.
Income from operations increased by $1.5 million compared to the same period in the prior year as new product launches that began in the prior year begin to mature and become more profitable. Additionally, certain of the fixed cost reduction actions initiated in the first half of 2020 in response to the decline in sales volume caused by the COVID-19 pandemic remained in place during the three months ended September 30, 2020. These favorable impacts were partially offset by the prior year impact of a one-time $1.4 million favorable litigation settlement.
POWER SOLUTIONS

	Three Months Ended September 30,
	2020	2019	$ Change
Net sales	$43,415	$47,430	$(4,015)
Organic decline				$(3,723)
Foreign exchange effects				(292)
Income from operations	$1,143	$3,351	$(2,208)
Net sales decreased by $4.0 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to lower demand in the electrical products, automotive, and oil and gas end markets resulting from the COVID-19 pandemic.
Income from operations decreased by $2.2 million compared to the same period in the prior year primarily due to lost variable margin on the above-referenced sales volume decline. Commodity prices on precious metals, particularly gold and silver, dramatically increased during the current period, driving up materials costs and decreasing profitability of certain products. These unfavorable impacts were partially offset by fixed cost reduction actions taken in response to the decline in sales volume.
Nine Months Ended September 30, 2020, compared to the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
	2020	2019	$ Change
Net sales	$308,506	$378,838	$(70,332)
Organic decline				$(65,466)
Foreign exchange effects				(4,866)
Cost of sales (exclusive of depreciation and amortization shown separately below)	249,612	300,666	(51,054)
Selling, general and administrative expense	44,178	52,994	(8,816)
Depreciation and amortization	34,119	33,552	567
Restructuring and integration expense, net	—	(12)	12
Goodwill impairment	92,942	—	92,942
Other operating expense (income), net	4,138	(905)	5,043
Loss from operations	(116,483)	(7,457)	(109,026)
Interest expense	17,036	8,829	8,207
Loss on extinguishment of debt and write-off of debt issuance costs	144	308	(164)
Other expense, net	67	863	(796)
Loss from continuing operations before benefit (provision) for income taxes and share of net income from joint venture	(133,730)	(17,457)	(116,273)
Benefit (provision) for income taxes	7,935	(3,694)	11,629
Share of net income from joint venture	1,792	345	1,447
Loss from continuing operations	(124,003)	(20,806)	(103,197)
Loss from discontinued operations, net of tax	(123,966)	(11,850)	(112,116)
Net loss	$(247,969)	$(32,656)	$(215,313)
Net Sales. Net sales decreased by $70.3 million, or 19%, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to a decrease in organic volume of $65.5 million, as a result of decreased demand due to the COVID-19 pandemic and unfavorable foreign exchange effects of $4.9 million.
Cost of Sales. Cost of sales decreased by $51.1 million, or 17%, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to variable costs associated with the above-referenced sales volume decline and variable and fixed cost reduction initiatives that were implemented.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased by $8.8 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to cost reduction initiatives that drove decreases in personnel costs and travel costs.
Goodwill Impairment. The increase in goodwill impairment in the nine months ended September 30, 2020, was the result of a goodwill impairment charge at Power Solutions. See Note 6 in the Notes to Condensed Consolidated Financial Statements for more information on the impairment charge.
Other Operating Expense (Income), Net. Other operating expense (income), net, changed unfavorably by $5.0 million primarily due to charges and costs associated with asset disposals and elimination of a portion of our lease obligation as a result of our decision to vacate a portion of our corporate headquarters building. These charges were partially offset by a $0.8 million gain on the sale of a building in Fairfield, Ohio, in the nine months ended September 30, 2020.
Interest Expense. Interest expense increased by $8.2 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to an increase in settlements on the interest rate swap and an increase in the interest rate margin over one-month LIBOR on the Senior Secured Term Loan and the Incremental Term Loan as a result of amendments executed in 2019. These increases were partially offset by a reduction in one-month LIBOR. Interest on our Senior Secured Revolver decreased due to a low outstanding principal balance throughout most of the first quarter of 2020 after using proceeds from the Preferred Stock offering to repay the balance in December 2019.

	Nine Months Ended September 30,
	2020	2019
Interest on debt	$6,381	$8,047
Interest rate swap settlements	8,906	306
Amortization of debt issuance costs	1,289	1,060
Capitalized interest	(170)	(1,157)
Other	630	573
Total interest expense	$17,036	$8,829
Other Expense, Net. Other expense, net, changed favorably by $0.8 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to more favorable foreign exchange effects associated with intercompany borrowings compared to the prior year.
Benefit (Provision) For Income Taxes. Our effective tax rate was 5.9% for the nine months ended September 30, 2020, compared to (21.2)% for the nine months ended September 30, 2019. The difference in rates is primarily due to the impact of the impairment of nondeductible goodwill in 2020, the CARES Act, anticipated withholding taxes which would be due upon repatriation of the unremitted earnings of foreign subsidiaries, and the impact of losses in jurisdictions where it is more likely than not that a tax benefit will not be realized. Note 9 in the Notes to Condensed Consolidated Financial Statements describes the components of income taxes for each period presented.
Share of Net Income from Joint Venture. Share of net income from the JV increased during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to improved profits from expanding variable margins as a result of successful process improvement initiatives and improved product mix, and fixed cost reduction actions. These favorable impacts were partially offset by the shutdown of manufacturing operations in China during the first quarter of 2020 due to the COVID-19 pandemic.
Results by Segment
MOBILE SOLUTIONS

	Nine Months Ended September 30,
	2020	2019	$ Change
Net sales	$181,292	$230,590	$(49,298)
Organic decline				$(44,027)
Foreign exchange effects				(5,271)
Income from operations	$625	$10,118	$(9,493)
Net sales decreased by $49.3 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to lower demand within global automotive markets resulting from the COVID-19 pandemic, price reductions, the impact of reduced demand for components associated with programs nearing the end of life, and unfavorable foreign exchange effects.
Income from operations decreased by $9.5 million compared to the same period in the prior year due to lost variable margin on the above-referenced sales volume decline, partially offset by fixed cost reduction actions taken in response to the decline in sales volume. Additionally, the nine months ended September 30, 2019, were impacted by a $1.4 million one-time favorable litigation settlement.
POWER SOLUTIONS

	Nine Months Ended September 30,
	2020	2019	$ Change
Net sales	$127,307	$148,480	$(21,173)
Organic decline				$(21,578)
Foreign exchange effects				405
Goodwill impairment	$(92,942)	$—	$(92,942)
Income (loss) from operations	$(87,737)	$12,857	$(100,594)

Net sales decreased by $21.2 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to lower demand in the electrical products, automotive, and oil and gas end markets resulting from the COVID-19 pandemic.
Income from operations decreased by $100.6 million compared to the same period in the prior year primarily due to a goodwill impairment loss of $92.9 million recognized in the first quarter of 2020, lost variable margin on the above-referenced sales volume decline, and increased precious metals commodity prices. These unfavorable impacts were partially offset by fixed cost reduction actions taken in response to the decline in sales volume.
Changes in Financial Condition from December 31, 2019, to September 30, 2020
Overview
From December 31, 2019, to September 30, 2020, total assets decreased by $225.8 million primarily due to the $92.9 million impairment of Power Solutions goodwill in the first quarter of 2020 and an additional $146.8 million impairment of Life Sciences goodwill in the first quarter of 2020, which is included in discontinued operations. Normal depreciation and amortization of fixed assets and intangible assets also contributed to the decrease. These decreases were partially offset by cash reserves from the drawdown of $59.0 million on our Senior Secured Revolver during the nine months ended September 30, 2020.
From December 31, 2019, to September 30, 2020, total liabilities increased by $32.3 million, primarily due to the drawdown on our Senior Secured Revolver.
Working capital of continuing operations, which consists of cash, accounts receivable, inventories, income taxes receivable, and other current assets offset by accounts payable, accrued personnel costs, income taxes payable, current maturities of long-term debt, current portion of lease liabilities, and other current liabilities, was $(573.7) million as of September 30, 2020, compared to $88.0 million as of December 31, 2019. The decrease in working capital was primarily due to an increase in the current portion of long-term debt that was reasonably expected to be paid with proceeds from the sale of the Life Sciences business as required by the credit agreement. This decrease was partially offset by the increase in cash resulting from the drawdown on our Senior Secured Revolver.
Cash Flows
Cash provided by operations was $19.3 million for the nine months ended September 30, 2020, compared with cash provided by operations of $33.6 million for the nine months ended September 30, 2019. The difference was primarily due to a decrease in sales volumes and higher interest expense.
Cash used in investing activities was $17.4 million for the nine months ended September 30, 2020, compared with cash used in investing activities of $31.0 million for the nine months ended September 30, 2019. The decrease was primarily due to lower capital expenditures in 2020 as part of our cash savings initiatives. Cash received from the liquidation of the short-term investment during 2019 partially offset the decrease in capital expenditures year over year.
Cash provided by financing activities was $43.9 million for the nine months ended September 30, 2020, compared with cash provided by financing activities of $6.9 million for the nine months ended September 30, 2019. The difference was primarily due to higher net borrowings under our credit facility during the nine months ended September 30, 2020.
Impairment Analysis
During the first quarter of 2020, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The decline in market capitalization was a triggering event that caused us to perform a goodwill impairment analysis as of March 31, 2020. The goodwill impairment analysis required significant judgments to calculate the fair value for the Power Solutions reporting unit, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for each operating segment, and determination of weighted average cost of capital. Our forecasts used in the goodwill impairment analysis reflected our expectations of declines in sales resulting from COVID-19. Significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, costs to produce, discount rate, and estimated capital needs. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The carrying value of the Power Solutions reporting unit exceeded the estimated fair value as of the March 31, 2020, analysis. As a result of our analysis, we recorded an impairment loss on goodwill of $92.9 million to the “Goodwill impairment” line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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
In November 2019, we initiated a strategic review to evaluate a broad range of operational, financial, and strategic options to reduce leverage and enhance shareholder value, and we retained external advisors to assist in this effort.  The strategic options we have evaluated included further cost savings and cash generation initiatives, more efficient capital deployment, changes to our debt and equity structure to improve financial flexibility and liquidity, and the sale of part or all of NN, among others.
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
In July 2020, we amended our Credit Agreement to waive compliance with the financial leverage ratio covenant for the second and third quarters of 2020. During this period, we are required to maintain minimum liquidity levels, provide certain financial and other information, and take certain other action as specified in the amendment. Failure to maintain the required minimum liquidity levels or satisfy other requirements set forth in the amendment would allow the revolving credit lenders, the Senior Secured Term loan lenders, and the Incremental Term Loan lenders to cause amounts outstanding under our credit facility to become immediately due and payable and would have a material, adverse impact on our financial position.
In August 2020, we entered into an agreement to sell our Life Sciences business (see Note 2). The sale closed on October 6, 2020, at which time we received cash proceeds of $757.2 million. We immediately prepaid $700.0 million in the aggregate on the Senior Secured Term Loan and the Incremental Term Loan. We also paid in full the outstanding balance on the Senior Secured Revolver.
We rely on cash flow generated from operations and available borrowings under our Senior Secured Revolver to fund our working capital and other operating and investing needs. Our ability to borrow under the Senior Secured Revolver is based on our continued compliance with the minimum liquidity requirements and, for periods beginning in the fourth quarter of 2020, the financial leverage ratio covenant, as defined, which became more restrictive upon the occurrence of a qualified sale transaction, which occurred on October 6, 2020.
Based on available borrowing capacity of the Senior Secured Revolver, the reduction in debt service costs as a result of the debt prepayment with net proceeds from the sale of the Life Sciences business in October 2020, and cash flows expected to be generated from operations and investing activities, we anticipate that our cash and cash equivalents are sufficient to support our operations and meet our obligations, and that we will be able to maintain compliance with the existing financial leverage ratio covenant for the next twelve months from issuance of these financial statements.
Accordingly, we believe that the conditions that raised substantial doubt about our ability to continue as a going concern as disclosed in our Quarterly Report for the period ended June 30, 2020, have been resolved.
Hedging
On February 8, 2019, we entered into a $700.0 million fixed-rate interest rate swap agreement that changed the LIBOR-based portion of the interest rate on a portion of our variable rate debt to a fixed rate of 2.4575%. The term of the interest rate swap is from the effective date of February 12, 2019, through the termination date of October 19, 2022, with a declining notional amount over the term of the interest rate swap. In connection with the prepayment of debt on October 6, 2020, with proceeds from the sale of our Life Sciences business, the outstanding balance of our variable rate debt fell below the $700.0 million notional amount of the interest rate swap contract. After the prepayment, a portion of the hedged interest payments were no longer probable of occurring, and the hedging relationship on this portion was no longer highly effective. Therefore, part of the interest rate swap no longer qualified for hedge accounting after the debt prepayment. After the discontinuation of hedge accounting, changes in the fair value of this portion of the swap will be recognized in earnings rather than in accumulated other comprehensive income. During the fourth quarter of 2020, the accumulated loss in accumulated other comprehensive income related to the hedged interest payments that are no longer probable of occurring will be reclassified to earnings. Refer to Note 18 in the Notes to Condensed Consolidated Financial Statements for further discussion about the interest rate swap.
Our arrangements with customers typically provide that payments are due within 30 to 60 days following the date of shipment. We invoice and receive payment from many of our customers in various other currencies. Additionally, we are party to various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. As a result of these sales, loans, payables, and receivables, we are exposed to foreign exchange transaction and translation risk. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. As of September 30, 2020, no currency derivatives were in place. In addition, a strengthening of the U.S. dollar against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.
Credit Facility
Aggregate principal amounts outstanding under our Senior Secured Term Loan, Incremental Term Loan, and Senior Secured Revolver as of September 30, 2020, were $829.4 million, without regard to unamortized debt issuance costs. Of this amount, $700.0 million was hedged with the interest rate swap. As of September 30, 2020, we had unused borrowing capacity of $1.4 million under the Senior Secured Revolver, subject to certain limitations. This amount of borrowing capacity is net of $14.6 million of outstanding letters of credit at September 30, 2020, which are considered as usage of the Senior Secured Revolver. On October 6, 2020, we used proceeds from the sale of the Life Sciences business to prepay $700.0 million in the aggregate on the Senior Secured Term Loan and the Incremental Term Loan. We also paid in full the outstanding balance on the Senior Secured Revolver.
Collectively, our Senior Secured Term Loan, Incremental Term Loan, and Senior Secured Revolver comprise our credit facility. Total capacity under the Senior Secured Revolver was $75.0 million as of September 30, 2020. The Senior Secured Revolver matures on July 20, 2022. In August 2020, we amended our Credit Agreement to obtain the lenders’ consent to the sale of the Life Sciences business, subject to certain terms and conditions. Among other things, the amendment reduced total capacity of the Senior Secured Revolver to $60.0 million immediately after the sale of the Life Sciences business. The capacity will decrease to $50.0 million on June 30, 2021. The amendment requires cash in excess of $35.0 million on the last day of each month to be used to pay down the Senior Secured Revolver. On October 7, 2020, immediately after paying the entire outstanding balance of the Senior Secured Revolver, we had unused borrowing capacity of $45.4 million.
The Senior Secured Term Loan requires quarterly principal payments through October 19, 2022, with the remaining principal amount due on the maturity date. After the sale of the Life Sciences, quarterly principal payments are $0.1 million. If one-month LIBOR is less than 0.75%, then we pay 6.50% per annum in interest on the unhedged balance. If one-month LIBOR exceeds 0.75%, then we pay the variable one-month LIBOR plus an applicable margin of 5.75%. Based on the interest rate in effect at September 30, 2020, after the $474.3 million principal payment on October 6, 2020, annual interest payments on the remaining balance would be approximately $3.1 million.
The Incremental Term Loan requires quarterly principal payments through October 19, 2022, with the remaining principal amount due on the maturity date. After the sale of the Life Sciences, quarterly principal payments are $0.3 million. The Incremental Term Loan bears interest at the variable one-month LIBOR plus an applicable margin of 5.75%. Based on the interest rate in effect at September 30, 2020, after the $225.7 million principal payment on October 6, 2020, annual interest payments on the remaining balance would be approximately $1.3 million.
The Senior Secured Revolver bears interest on a variable rate structure with borrowings bearing interest at either one-month LIBOR plus an applicable margin of 4.00% or the prime lending rate plus an applicable margin of 3.00%. Based on the interest rate in effect at September 30, 2020, annual interest payments would be approximately $2.4 million. We paid in full the outstanding Senior Secured Revolver balance on October 7, 2020. We pay a commitment fee of 0.50% for unused capacity under the Senior Secured Revolver.
Covenants
We had $59.0 million outstanding under the Senior Secured Revolver at September 30, 2020. Total capacity under the Senior Secured Revolver was $75.0 million as of September 30, 2020, with $1.4 million available for future borrowings after reductions for outstanding letters of credit and outstanding borrowings as of September 30, 2020. In July 2020, we amended our Credit Agreement to waive compliance with the financial leverage ratio covenant for the second and third quarters of 2020. During this period, we are required to maintain minimum liquidity levels, provide certain financial and other information, and take certain other action as specified in the amendment. Failure to maintain the required minimum liquidity levels or satisfy other requirements set forth in the amendment would allow the revolving credit lenders, the Senior Secured Term loan lenders, and the Incremental Term Loan lenders to cause amounts outstanding under our credit facility to become immediately due and payable and would have a material, adverse impact on our financial position. As discussed above, we amended our Credit Agreement again in August 2020 in conjunction with the planned sale of the Life Sciences business.
We were in compliance as of September 30, 2020, with all requirements under our credit facility.
Seasonality and Fluctuation in Quarterly Results
General economic conditions impact our business and financial results, and certain businesses experience seasonal and other trends related to the industries and end markets that they serve. For example, European sales are often weaker in the summer months as customers slow production and sales to original equipment manufacturers are often stronger immediately preceding and following the launch of new products. However, as a whole, we are not materially impacted by seasonality.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2019 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2019 Annual Report. There have been no changes to these policies during the nine months ended September 30, 2020, except as discussed in Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.
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
At September 30, 2020, we had $522.0 million and $248.4 million of principal outstanding under the Senior Secured Term Loan and Incremental Term Loan, respectively, without regard to capitalized debt issuance costs. At September 30, 2020, $700.0 million of this outstanding principal was hedged. On October 6, 2020, $700.0 million of this outstanding principal was paid. After the October 6, 2020, payment, a one-percent increase in one-month LIBOR would result in a net increase in interest expense of $0.4 million on an annualized basis due to the fact that the Senior Secured Term Loan is subject to a LIBOR floor of 0.75% and one-month LIBOR was below the floor as of September 30, 2020.
At September 30, 2020, we had $59.0 million of principal outstanding under the Senior Secured Revolver, without regard to capitalized debt issuance costs. At September 30, 2020, a one-percent increase in the interest rate charged on outstanding variable rate borrowings under the Senior Secured Revolver would increase interest expense for an annual period by approximately $0.6 million.

Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We participate in various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. From time to time, we may use foreign currency derivatives to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency derivatives as of September 30, 2020.

Item 4.Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Previously Identified Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
In our 2019 Annual Report, management identified the following control deficiencies that constitute material weaknesses in our internal control over financial reporting as of December 31, 2019, and has concluded that they remain unremediated as of September 30, 2020:
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
These material weaknesses contributed to the material weaknesses described below, which were also disclosed in our 2019 Annual Report and remain outstanding as of September 30, 2020:
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
We reorganized the finance and IT teams within the Paragon Medical business to ensure management is able to perform ongoing monitoring to ascertain internal controls over financial reporting are designed, implemented, and operating effectively.
We hired personnel within our Paragon Medical business who have technical expertise in internal control over financial reporting. We provided training to the finance and IT teams within our Paragon Medical business to ensure they have the capacity and capabilities to be successful and to reinforce our policies and controls.
We reinforced existing revenue and receivables controls and procedures in our Paragon Medical business. We developed system reports to assist in the performance of these controls and procedures.
We were in the process of designing and implementing IT general controls within our Paragon Medical business at the time the Paragon Medical business was sold as part of the Life Sciences business on October 6, 2020.
All of the material weaknesses arising from deficiencies in the Paragon Medical business were removed upon sale of the Life Sciences business on October 6, 2020.
We have reinforced existing inventory count and reporting procedures in our Mobile Solutions Brazil business and have provided training to finance team members on these procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter. Accordingly, we don’t expect to incur a loss related to this matter even in the event of an unfavorable decision and, therefore, have not accrued an amount for the remaining matters as of September 30, 2020.
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
Other Legal Matters
On October 26, 2020, Corre Opportunities Qualified Master Fund, LP, and Corre Horizon Fund, LP, filed a complaint in the Chancery Court of the State of Delaware against the Company. The complaint alleges that the Company’s sale of its Life Sciences business without obtaining the prior consent of the plaintiffs was a breach of the terms of the Series B Preferred Stock. The complaint seeks unspecified monetary damages and other relief. The Company believes the complaint and allegations to be without merit and intends to vigorously defend itself against these actions. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the Company’s financial position, results of operations, or cash flows.
All other legal proceedings are of an ordinary and routine nature and are incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows. In making that determination, we analyze the facts and circumstances of each case at least quarterly in consultation with our attorneys and determine a range of reasonably possible outcomes.  The procedures performed include reviewing attorney and plaintiff correspondence, reviewing any filings made and discussing the facts of the case with local management and legal counsel. We have not recognized any material loss contingencies at September 30, 2020, or at December 31, 2019.
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
As a result, we have modified our production schedules and have experienced, and may continue to experience, delays in the production and distribution of our products and the loss of sales to our customers. During the pandemic, our production volumes may be volatile, and we will be required to modify our production environment to ensure the health and safety of our workers. If we are unsuccessful in managing the re-start of our production or the aforementioned volatility, our results of operations may be materially impacted. Additionally, if the global economic effects caused by the pandemic continue or increase, including a COVID-19 surge in the coming weeks and months of fall and winter as many public health experts anticipate, overall customer demand may continue to decrease, which could have a material and adverse effect on our business, results of operations, and financial condition. In addition, if a significant portion of our workforce or our customers’ workforces are affected by COVID-19 either directly or due to government closures or otherwise, associated work stoppages or facility closures would halt or delay production.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
July 2020	—	$—	—	—
August 2020	—	—	—	—
September 2020	8,046	5.69	—	—
Total	8,046	$5.69	—	—
_______________________________

(1)Shares were withheld to pay for tax obligations due upon the vesting of restricted stock held by certain employees granted under the NN, Inc. 2019 Omnibus Incentive Plan (the “Plan”). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

Exhibit Number	Description

2.1
Stock Purchase Agreement, dated as of August 22, 2020, by and between NN, Inc., Precision Engineered Products Holdings, Inc. and ASP Navigate Acquisition Corp. (incorporated by reference to Exhibit 2.1 to NN, Inc.’s Current Report on Form 8-K filed on August 24, 2020)

10.1
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of August 22, 2020, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, Truist Bank, JPMorgan Chase Bank, N.A., KeyBank National Association and HomeTrust Bank (incorporated by reference to Exhibit 10.1 to NN, Inc’s Current Report on Form 8-K filed on August 23, 2020)

10.2	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to NN’s Current Report on Form 8-K filed on October 19, 2020)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: November 6, 2020	/s/ Warren A. Veltman
Warren A. Veltman
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: November 6, 2020	/s/ Thomas D. DeByle
Thomas D. DeByle
Senior Vice President—Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: November 6, 2020	/s/ Michael C. Felcher
Michael C. Felcher
Vice President—Chief Accounting Officer
(Principal Accounting Officer)