Form 10-Q
period 2021-03-31
NN INC
filed 2021-05-07
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
(980) 264-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NNBR	The Nasdaq Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2021, there were 43,064,365 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Net sales	$126,804	$116,213
Cost of sales (exclusive of depreciation and amortization shown separately below)	99,688	94,478
Selling, general, and administrative expense	14,575	16,160
Depreciation and amortization	11,568	11,357
Goodwill impairment	—	92,942
Other operating expense (income), net	(5)	5,126
Income (loss) from operations	978	(103,850)
Interest expense	2,024	3,807
Loss on extinguishment of debt and write-off of debt issuance costs	2,390	—
Derivative payments on interest rate swap	1,717	—
Loss on interest rate swap	2,033	—
Other expense (income), net	(122)	1,544
Loss from continuing operations before benefit for income taxes and share of net income (loss) from joint venture	(7,064)	(109,201)
Benefit for income taxes	756	1,395
Share of net income (loss) from joint venture	1,395	(271)
Loss from continuing operations	(4,913)	(108,077)
Loss from discontinued operations, net of tax (Note 2)	—	(140,114)
Net loss	$(4,913)	$(248,191)
Other comprehensive loss:
Foreign currency translation loss	(3,347)	(14,342)
Interest rate swap:
Change in fair value, net of tax	—	(11,209)
Reclassification adjustment for losses included in net loss, net of tax	2,851	1,052
Other comprehensive loss	$(496)	$(24,499)
Comprehensive loss	$(5,409)	$(272,690)
Basic net loss per common share:
Loss from continuing operations per common share	$(0.46)	$(2.64)
Loss from discontinued operations per common share	—	(3.32)
Net loss per common share	$(0.46)	$(5.96)
Weighted average common shares outstanding	42,672	42,111
Diluted net loss per common share:
Loss from continuing operations per common share	$(0.46)	$(2.64)
Loss from discontinued operations per common share	—	(3.32)
Net loss per common share	$(0.46)	$(5.96)
Weighted average common shares outstanding	42,672	42,111

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$43,033	$48,138
Accounts receivable, net	90,545	84,615
Inventories	67,531	62,517
Income tax receivable	8,956	8,800
Other current assets	12,431	11,148
Total current assets	222,496	215,218
Property, plant and equipment, net	218,057	223,690
Operating lease right-of-use assets	49,545	50,264
Intangible assets, net	99,479	103,065
Investment in joint venture	28,207	26,983
Other non-current assets	4,532	5,742
Total assets	$622,316	$624,962
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,232	$37,435
Accrued salaries, wages and benefits	24,613	21,296
Income tax payable	3,376	3,557
Current maturities of long-term debt	4,844	4,885
Current portion of operating lease liabilities	4,963	4,797
Other current liabilities	17,042	31,261
Total current liabilities	98,070	103,231
Deferred tax liabilities	10,326	11,178
Long-term debt, net of current portion	151,551	79,025
Operating lease liabilities, net of current portion	54,780	55,053
Other non-current liabilities	25,976	17,237
Total liabilities	340,703	265,724
Commitments and contingencies (Note 11)
Series D perpetual preferred stock - $0.01 par value per share, 5,000 shares authorized, 65 shares issued and outstanding at March 31, 2021	46,858	—
Series B convertible preferred stock - $0.01 par value per share, 100 shares authorized, 100 shares issued and outstanding at December 31, 2020	—	105,086
Stockholders' equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 42,686 and 43,049 shares issued and outstanding at December 31, 2020 and March 31, 2021, respectively	430	427
Additional paid-in capital	479,341	493,332
Accumulated deficit	(210,788)	(205,875)
Accumulated other comprehensive loss	(34,228)	(33,732)
Total stockholders’ equity	234,755	254,152
Total liabilities, preferred stock, and stockholders’ equity	$622,316	$624,962
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Common Stock
(in thousands)	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2020	42,686	$427	$493,332	$(205,875)	$(33,732)	$254,152
Net loss	—	—	—	(4,913)	—	(4,913)
Dividends accrued for preferred stock	—	—	(14,529)	—	—	(14,529)
Share-based compensation expense	413	4	882	—	—	886
Restricted shares forgiven for taxes	(50)	(1)	(344)	—	—	(345)
Reclassification of interest rate swap to net loss, net of tax of $861	—	—	—	—	2,851	2,851
Foreign currency translation loss	—	—	—	—	(3,347)	(3,347)
Balance, March 31, 2021	43,049	$430	$479,341	$(210,788)	$(34,228)	$234,755

	Common Stock
(in thousands)	Number of shares	Par value	Additional paid-in capital	Warrants	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance, December 31, 2019	42,313	$423	$501,615	$1,076	$(105,283)	$(44,554)	$353,277
Net loss	—	—	—	—	(248,191)	—	(248,191)
Dividends accrued for preferred stock	—	—	(2,951)	—	—	—	(2,951)
Share-based compensation expense	452	5	1,291	—	—	—	1,296
Restricted shares forgiven for taxes	(8)	—	(30)	—	—	—	(30)
Change in fair value of interest rate swap, net of tax of $3,390	—	—	—	—	—	(11,209)	(11,209)
Reclassification of interest rate swap settlement to net loss, net of tax of $318	—	—	—	—	—	1,052	1,052
Foreign currency translation loss	—	—	—	—	—	(14,342)	(14,342)
Balance, March 31, 2020	42,757	$428	$499,925	$1,076	$(353,474)	$(69,053)	$78,902
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(4,913)	$(248,191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of continuing operations	11,568	11,357
Depreciation and amortization of discontinued operations	—	11,827
Amortization of debt issuance costs	405	1,652
Goodwill impairment of continuing operations	—	92,942
Goodwill impairment of discontinued operations	—	146,757
Loss on extinguishment of debt and write-off of debt issuance costs	2,390	—
Total derivative loss, net of cash settlements	3,750	—
Share of net income (loss) from joint venture, net of cash dividends received	(1,395)	271
Compensation expense from issuance of share-based awards	886	1,296
Deferred income taxes	(1,605)	(3,923)
Other	(1,081)	614
Changes in operating assets and liabilities:
Accounts receivable	(6,684)	1,760
Inventories	(5,589)	(2,507)
Accounts payable	7,094	3,584
Income taxes receivable and payable, net	(344)	(12,676)
Other	3,402	5,461
Net cash provided by operating activities	7,884	10,224
Cash flows from investing activities
Acquisition of property, plant and equipment	(5,468)	(11,260)
Proceeds from sale of property, plant, and equipment	11	82
Cash settlements of interest rate swap	(15,420)	—
Net cash used in investing activities	(20,877)	(11,178)
Cash flows from financing activities
Cash paid for debt issuance costs	(6,856)	(286)
Proceeds from issuance of preferred stock	61,918	—
Redemption of preferred stock	(122,434)	—
Proceeds from long-term debt	150,000	60,012
Repayments of long-term debt	(70,721)	(4,527)
Repayments of short-term debt, net	(1,090)	(411)
Other	(1,189)	(888)
Net cash provided by financing activities	9,628	53,900
Effect of exchange rate changes on cash flows	(1,740)	(5,435)
Net change in cash and cash equivalents	(5,105)	47,511
Cash and cash equivalents at beginning of period (1)	48,138	31,703
Cash and cash equivalents at end of period (1)	$43,033	$79,214
_______________________________
(1) Cash and cash equivalents include $11.7 million and $13.8 million of cash and cash equivalents that were included in current assets of discontinued operations as of March 31, 2020, and December 31, 2019, respectively.

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)
Amounts in thousands, except per share data
Note 1. Interim Financial Statements
Nature of Business
NN, Inc. is a global diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies primarily for the automotive, general industrial, electrical, aerospace and defense, and medical markets. As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries.
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited. The Condensed Consolidated Balance Sheet as of December 31, 2020, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2021. Historical periods presented reflect reclassifications for discontinued operations (see Note 2). In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three months ended March 31, 2021 and 2020; financial position as of March 31, 2021, and December 31, 2020; and cash flows for the three months ended March 31, 2021 and 2020, on a basis consistent with our audited consolidated financial statements other than the adoption of new accounting standards (see Accounting Standards Recently Adopted section below). These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly the Company’s financial position and operating results for the interim periods.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the interim financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2020 Annual Report. The results for the three months ended March 31, 2021, are not necessarily indicative of results for the year ending December 31, 2021, or any other future periods.
Except for per share data or as otherwise indicated, all U.S. dollar amounts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.
Accounting Standards Recently Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, (“ASU 2019-12”) as part of its initiative to reduce complexity in accounting standards. ASU 2019-12 removes certain exceptions and provides simplification to specific tax items to improve consistent application. This standard was effective for us beginning January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements and related disclosures.
Accounting Standards Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, (“ASU 2020-06”) which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. In addition, ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. Further, for the diluted earnings-per-share calculation, the new guidance requires entities to use the if-converted method for all convertible instruments and generally requires entities to include the effect of share settlement for instruments that may be settled in cash or shares, among other things. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. Either the full or modified retrospective adoption method is allowed. We are currently evaluating the impact on our consolidated financial statements and related disclosures.

Note 2. Discontinued Operations
In October 2020, we closed on the sale of our Life Sciences business under the terms of a Stock Purchase Agreement (the “SPA”) with affiliates of American Securities LLC for $753.3 million cash. The SPA includes a potential earnout payment of up to $70 million based on the performance of the Life Sciences business during the year ending December 31, 2022, measured by Adjusted EBITDA targets, as defined by the SPA. After working capital and other closing adjustments, we received cash proceeds at closing of $757.2 million and have recorded a $3.9 million payable as of March 31, 2021, and December 31, 2020, for the balance.
Under the terms of a transition services agreement, we provided certain support services after the sale. In accordance with the terms of the SPA, we agreed to indemnify the buyer for certain tax liabilities on its consolidated federal income tax return related to the Life Sciences business during the portion of the year ended December 31, 2020, prior to the change in ownership on October 6, 2020. We estimate that the tax indemnification will result in a payment of approximately $1.2 million to the buyer during the year ending December 31, 2021, and we have recorded this estimated obligation in the “Other current liabilities” line item on the Condensed Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020.
In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the operating results of the Life Sciences business are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations as well as any gain on the disposition of the business, all net of tax, as one line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for all historical periods presented have been revised to reflect this presentation. Accordingly, the results of the Life Sciences business have been excluded from continuing operations and segment results for all historical periods presented in the condensed consolidated financial statements and the accompanying notes unless otherwise stated. The Condensed Consolidated Statements of Cash Flows for historical periods include cash flows of the Life Sciences business in each line item unless otherwise stated.
The following table presents the operating results of the discontinued operations.

Three Months Ended March 31, 2020
Net sales	$83,532
Cost of sales (exclusive of depreciation and amortization shown separately below)	57,763
Selling, general, and administrative expense	8,405
Depreciation and amortization	11,827
Goodwill impairment	146,757
Other operating expense, net	3
Loss from operations	(141,223)
Interest expense	13,270
Other income, net	(424)
Loss from discontinued operations before costs of disposal and benefit for income taxes	(154,069)
Benefit for income taxes	14,187
Loss from discontinued operations before costs of disposal	(139,882)
Costs of disposal of discontinued operations (1)	(259)
Benefit for income taxes on costs of disposal	27
Loss from discontinued operations, net of tax	$(140,114)
_______________________________
(1)Represents incremental direct costs related to the sale of the Life Sciences business that were incurred prior to the closing of the sale.
During the first quarter of 2020, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The decline in market capitalization was a triggering event that caused us to perform a goodwill impairment analysis as of March 31, 2020. The carrying value of the Life Sciences reporting unit exceeded its estimated fair value as of March 31, 2020. As a result of our analysis, we recorded an impairment loss on goodwill of $146.8 million for Life

Sciences. The judgments, assumptions, and estimates involved in the goodwill impairment analysis for the Life Sciences reporting unit are consistent with those discussed in Note 5.
Our previous credit facility, which was in place at the time, required us to use proceeds from the sale of the Life Sciences business to prepay a portion of our previous debt. We paid $700 million in the aggregate on our term loans immediately after the transaction closed on October 6, 2020. The prepayment was applied to debt in accordance with the prepayment provisions of the previous credit agreement which was in place at the time. Average quarterly interest rates were multiplied by the required prepayment amounts to calculate interest expense to be reclassified to discontinued operations for historical periods presented. The following table summarizes the amount of interest expense related to the previous credit facility that has been reclassified to discontinued operations.

Three Months Ended March 31, 2020
Interest on debt	$12,136
Amortization of debt issuance costs	1,226
Capitalized interest and other	(223)
Other	131
Total interest expense of discontinued operations	$13,270

The following table presents the significant noncash items and cash paid for capital expenditures of discontinued operations for each historical period presented.

Three Months Ended March 31, 2020
Depreciation and amortization	$11,827
Goodwill impairment	146,757
Amortization of debt issuance costs	1,226
Acquisition of property, plant and equipment	4,084
Right-of-use assets obtained in exchange for new finance lease liabilities	694

Note 3. Segment Information
Our business is aggregated into the following two reportable segments:
•Mobile Solutions, which is focused on growth in the automotive and general industrial end markets; and
•Power Solutions, which is focused on growth in the electrical, general industrial, automotive, and aerospace and defense, and medical end markets.
These divisions are considered our two operating segments as each engages in business activities for which it earns revenues and incurs expenses, discrete financial information is available for each, and this is the level at which the chief operating decision maker reviews discrete financial information for purposes of allocating resources and assessing performance. Historically, we had a third operating segment, Life Sciences, that was focused on growth in the medical end market. See Note 2 for information regarding the sale of the Life Sciences business on October 6, 2020. The results of the Life Sciences business are classified as discontinued operations for the three months ended March 31, 2020, and therefore are not included in the tabular presentation below.

The following tables present results of continuing operations by reportable segment.

	Mobile Solutions	Power Solutions	Corporate and Consolidations		Total
Three Months Ended March 31, 2021
Net sales	$77,776	$49,075	$(47)	(a)	$126,804
Income (loss) from operations	6,090	2,432	(7,544)		$978
Interest expense					(2,024)
Other					(6,018)
Loss from continuing operations before income taxes and share of net income from joint venture					$(7,064)
Three Months Ended March 31, 2020
Net sales	$69,884	$46,401	$(72)	(a)	$116,213
Goodwill impairment	—	92,942	—		$92,942
Income (loss) from operations	264	(90,334)	(13,780)		$(103,850)
Interest expense					(3,807)
Other					(1,544)
Loss from continuing operations before income taxes and share of net loss from joint venture					$(109,201)
_______________________________
(a)Includes elimination of intersegment transactions occurring during the ordinary course of business.

As of March 31, 2021, and December 31, 2020, one customer represented 10% and 11%, respectively, of consolidated accounts receivable. Amounts due from this customer are primarily related to Mobile Solutions.

Note 4. Inventories
Inventories are comprised of the following amounts:

	March 31, 2021	December 31, 2020
Raw materials	$23,605	$22,589
Work in process	22,626	20,758
Finished goods	21,300	19,170
Total inventories	$67,531	$62,517

Note 5. Goodwill
During the first quarter of 2020, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The decline in market capitalization was a triggering event that caused us to perform a goodwill impairment analysis as of March 31, 2020. The goodwill impairment analysis required significant judgments to calculate the fair value for the Power Solutions reporting unit, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for the operating segment, and determination of weighted average cost of capital. Our forecasts used in the goodwill impairment analysis reflected our expectations of declines in sales resulting from COVID-19. Significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, costs to produce, discount rate, and estimated capital needs. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The carrying value of the Power Solutions reporting unit exceeded the estimated fair value as of the March 31, 2020, analysis. As a result of our analysis, we recorded an impairment loss on goodwill of $92.9 million to the “Goodwill impairment” line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of March 31, 2021, and December 31, 2020, there was no remaining goodwill balance.

Note 6. Intangible Assets, Net
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2020	$29,062	$74,003	$103,065
Amortization	(838)	(2,748)	(3,586)
Balance as of March 31, 2021	$28,224	$71,255	$99,479
Intangible assets are tested for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. As of March 31, 2021, and December 31, 2020, there were no indicators of impairment.

Note 7. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2020	$26,983
Share of earnings	1,395
Foreign currency translation loss	(171)
Balance as of March 31, 2021	$28,207

Note 8. Income Taxes
Our effective tax rate for continuing operations was 10.7% and 1.3% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021, differs from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not a portion of the future tax benefit may not be realized. In addition, the effective tax rate was unfavorably impacted by U.S. tax on the earnings of foreign subsidiaries under the global intangible low-taxed income (“GILTI”) regime.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The provisions of the legislation had a significant impact on the effective tax rate and income tax receivable of the Company for the three months ended March 31, 2020. Under the CARES Act, NOLs arising in tax years beginning after December 31, 2017, were carried back to preceding tax years when the federal tax rate was 35% rather than the currently enacted 21%. The effective tax rate for the three months ended March 31, 2020, was also adversely impacted by the non-deductible goodwill impairment recorded in that period, partially offset by impacts from the CARES Act.

Note 9. Debt
On March 22, 2021, we entered into a new $150.0 million term loan facility (the “Term Loan Facility”) and a new $50.0 million asset backed credit facility (the “ABL Facility”). The proceeds from the Term Loan Facility were used to prepay the amounts outstanding on our previous term loans. The previous credit facility was terminated and consisted of a Senior Secured Term Loan, Incremental Term Loan, and Senior Secured Revolver. No amounts were outstanding on the Senior Secured Revolver at the time of termination.

The following table presents debt balances as of March 31, 2021, and December 31, 2020.

	March 31, 2021	December 31, 2020
Term Loan Facility	$150,000	$—
Senior Secured Term Loan	—	47,728
Incremental Term Loan	—	22,716
International lines of credit and other loans	12,547	14,418
Total principal	162,547	84,862
Less-current maturities of long-term debt	4,844	4,885
Principal, net of current portion	157,703	79,977
Less-unamortized debt issuance costs (1)	6,152	952
Long-term debt, net of current portion	$151,551	$79,025
_______________________________
(1) In addition to this amount, costs of $0.8 million related to the ABL Facility are recorded in other non-current assets as of March 31, 2021, and $1.8 million related to the Senior Secured Revolver are recorded in other non-current assets as of December 31, 2020.

Term Loan Facility
Outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month LIBOR (subject to a 1.000% floor) plus an applicable margin of 6.875% or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. At March 31, 2021, the Term Loan Facility bore interest based on one-month LIBOR at 7.875%.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all assets other than accounts receivable and inventory and has a second lien on accounts receivable and inventory. We were in compliance with all requirements under the Term Loan Facility as of March 31, 2021.
The Term Loan Facility was issued at a $3.8 million discount. We capitalized a total of $2.4 million in new debt issuance costs related to the Term Loan Facility. Debt issuance costs and original issue discount related to the Term Loan Facility are recorded as a direct reduction to the carrying amount of the associated long-term debt and amortized over the term of the debt.
ABL Facility
The ABL Facility provides for a senior secured revolving credit facility in the amount of $50.0 million, of which $30.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the ABL Facility bear interest on a variable rate structure plus an interest rate spread that is based on the average amount of aggregate revolving commitment available. The variable borrowing rate is either 1) LIBOR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We may elect whether to use one-month, three-month, or six-month LIBOR, subject to a 0.50% floor. Interest payments are due monthly on borrowings that utilize one-month LIBOR and quarterly on borrowings that utilize three-month or six-month LIBOR. At March 31, 2021, using one-month LIBOR plus a 1.75% spread, the weighted average interest rate on outstanding borrowings under the ABL Facility would have been 2.25% if there had been any balance outstanding. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility and a 0.125% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is March 22, 2026.
We had no outstanding borrowings under the ABL Facility at March 31, 2021. Total capacity under the ABL Facility was $47.3 million as of March 31, 2021, with $32.9 million available for future borrowings after reductions for outstanding letters of credit as of March 31, 2021. The ABL Facility has a first lien on accounts receivable and inventory. We were in compliance with all requirements under the ABL Facility as of March 31, 2021.
We capitalized a total of $0.8 million in new debt issuance costs related to the ABL Facility. Costs related to the ABL Facility are recorded in other non-current assets and amortized over the term of the agreement.
Senior Secured Term Loan
Outstanding borrowings under the Senior Secured Term Loan, bore interest at one-month LIBOR (subject to a 0.75% floor) plus an applicable margin of 5.75%. During 2021 until termination, the Senior Secured Term Loan bore interest at 6.50%.

Incremental Term Loan
Outstanding borrowings under the Incremental Term Loan bore interest at one-month LIBOR plus an applicable margin of 5.75%. During 2021 until termination, the Incremental Term Loan bore interest at 5.90%.
Senior Secured Revolver
Outstanding borrowings under the Senior Secured Revolver bore interest on a variable rate structure at either 1) one-month LIBOR plus an applicable margin of 4.00% or 2) the prime lending rate plus an applicable margin of 3.00%. We had no outstanding borrowings under the Senior Secured Revolver during 2021. We incurred a commitment fee of 0.50% for unused capacity under the Senior Secured Revolver until it was terminated.
Debt Issuance Costs
We recognized a $2.4 million loss on extinguishment for unamortized debt issuance costs that were written off in the three months ended March 31, 2021, in connection with the termination of our previous credit facility.
Interest Rate Swap
A portion of the proceeds from the Term Loan Facility was used to settle and terminate our fixed-rate interest rate swap agreement with a cash payment of $13.7 million. Refer to Note 17 for further discussion of the interest rate swap agreement.

Note 10. Leases
The following table contains supplemental cash flow information related to leases of continuing operations.

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$57	$61
Operating cash flows used in operating leases	4,103	3,348
Financing cash flows used in finance leases	846	580
Right-of-use assets obtained in exchange for new finance lease liabilities	60	710
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	—	13,241
_______________________________
(1) Includes new leases, renewals, and modifications.
As disclosed in our 2020 Annual Report, we amended the lease of our corporate headquarters building in March 2020 to exit over half of the previously leased space and reduce annual base rent payments. The amendment was accounted for as a lease modification, and the remeasurement of the lease resulted in an $8.1 million decrease in the operating lease right-of-use (“ROU”) asset, a $10.5 million decrease in the noncurrent portion of the operating lease liability, and a $0.6 million decrease in the current portion of the operating lease liability. The $3.0 million difference between the change in the operating lease ROU asset and the operating lease liabilities was recognized in “Other operating expense (income), net,” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In connection with the discontinued use of the previously leased space, we also recognized a $4.4 million termination charge and a $2.9 million impairment charge on the associated leasehold improvements, all of which were also recognized in “Other operating expense (income), net.”

Note 11. Commitments and Contingencies
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
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter. Accordingly, we don’t expect to incur a loss related to this matter even in the event of an unfavorable decision and, therefore, have not accrued an amount for the remaining matters as of March 31, 2021.
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

Note 12. Preferred Stock and Stockholders' Equity
Series D Perpetual Preferred Stock
On March 22, 2021, we completed a private placement of 65 thousand shares of newly designated Series D Perpetual Preferred Stock, with a par value of $0.01 per share (the “Series D Preferred Stock”) at a price of $1,000 per share, together with detachable warrants (the “2021 Warrants”) to purchase up to 1.9 million shares of our common stock at an exercise price of $0.01 per share. The Series D Preferred Stock has a liquidation preference of $1,000 per share and is redeemable at our option in cash, subject to the applicable redemption premium. Series D Preferred Stock shares earn cash dividends at a rate of 10.0% per year, payable quarterly in arrears, accruing whether or not earned or declared. If no cash dividend is paid, then the liquidation preference per share effective on the dividend date increases by 12.0% per year. On March 22, 2026, the cash dividend rate and in-kind dividend rate increase by 2.5% per year. Cash dividends are required beginning on September 30, 2027.
The Series D Preferred Stock is classified as mezzanine equity, between liabilities and stockholders’ equity, because certain features of the Series D Preferred Stock could require redemption of the Series D Preferred Stock upon a change of control event that is considered not solely within our control. For initial recognition, the Series D Preferred Stock was recognized at a discounted value, net of issuance costs and allocation to warrants and a bifurcated embedded derivative. The aggregate discount is amortized as a deemed dividend through March 22, 2026, which is the date the dividend rate begins to increase by 2.5% per year. Deemed dividends adjust retained earnings (or in the absence of retained earnings, additional paid-in capital).
In accordance with ASC 815-15, Derivatives and Hedging - Embedded Derivatives, certain features of the Series D Preferred Stock were bifurcated and accounted for as derivatives separately. Note 17 discusses the accounting for these features.
As of March 31, 2021, the carrying value of the Series D Preferred Stock shares was $46.9 million which included $0.2 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value during the three months ended March 31, 2021.

Three Months Ended March 31, 2021
Beginning balance	$—
Proceeds from issuance of shares, net of issuance costs	61,793
Fair value of 2021 Warrants issued	(14,839)
Recognition of bifurcated embedded derivative	(282)
Accrual of in-kind dividends	168
Amortization	18
Ending balance	$46,858

Net cash proceeds of $61.8 million from the issuance of the Series D Preferred Stock, along with part of the proceeds from the Term Loan Credit Facility, were used to redeem all of the outstanding shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”).
Series B Convertible Preferred Stock
The Series B Preferred Stock had a liquidation preference of $1,000 per share and was redeemable in cash at our option, subject to the applicable redemption premium. Series B Preferred Stock shares earned cumulative dividends at a rate of 10.625% per year, and accrued whether or not earned or declared. The Series B Preferred Stock was recognized at a discounted value, net of issuance costs and allocation to warrants and bifurcated embedded derivatives. The aggregate discount was amortized as a deemed dividend through December 31, 2023, which is the date the holders had a non-contingent conversion option into a variable number of common shares equal to the liquidation preference plus accrued and unpaid dividends. Deemed dividends adjust retained earnings (or in the absence of retained earnings, additional paid-in capital).
At redemption on March 22, 2021, the carrying value of the Series B Preferred Stock shares included $14.3 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series B Preferred Stock carrying value during the three months ended March 31, 2021.

Three Months Ended March 31, 2021
Beginning balance	$105,086
Accrual of in-kind dividends	14,008
Amortization	335
Redemption	(119,429)
Ending balance	$—

Preferred Share Purchase Rights
On April 15, 2020, our Board of Directors authorized and declared a dividend of one preferred share purchase right for each outstanding share of common stock to shareholders of record on April 27, 2020. The rights expired on March 31, 2021.

Note 13. Revenue from Contracts with Customers
Revenue is recognized when control of the good or service is transferred to the customer either at a point in time or, in limited circumstances, as our services are rendered over time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or services. The company provides disaggregated revenue by geographical region and customer industry.

	Three Months Ended March 31, 2021
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$37,438	$39,806	$(47)	$77,197
China	14,414	1,506	—	15,920
Brazil	9,668	192	—	9,860
Mexico	5,015	3,397	—	8,412
Germany	1,767	164	—	1,931
Poland	1,180	4	—	1,184
Other	8,294	4,006	—	12,300
Total net sales	$77,776	$49,075	$(47)	$126,804

	Three Months Ended March 31, 2020
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$37,129	$38,297	$(72)	$75,354
China	7,692	1,157	—	8,849
Brazil	8,583	130	—	8,713
Mexico	4,836	2,143	—	6,979
Germany	2,150	39	—	2,189
Poland	1,758	5	—	1,763
Other	7,736	4,630	—	12,366
Total net sales	$69,884	$46,401	$(72)	$116,213

	Three Months Ended March 31, 2021
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$50,144	$13,460		$63,604
General Industrial	24,310	13,710		38,020
Electrical	—	15,182		15,182
Other	3,322	6,723	(47)	9,998
Total net sales	$77,776	$49,075	$(47)	$126,804

	Three Months Ended March 31, 2020
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$49,074	$12,364		$61,438
General Industrial	17,979	12,543		30,522
Electrical	—	13,861		13,861
Other	2,831	7,633	(72)	10,392
Total net sales	$69,884	$46,401	$(72)	$116,213

Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2021, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
Sales Concentration
We recognized sales from a single customer of $13.1 million, or 10% of consolidated net sales, during the three months ended March 31, 2021. We recognized sales from another customer of $11.1 million, or 10% of consolidated net sales, during the three months ended March 31, 2020. Revenues from these customers are primarily in our Mobile Solutions segment.

Note 14. Share-Based Compensation
Share-based compensation cost is recognized in the “Selling, general, and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) except for $0.2 million, attributable to discontinued operations for the three months ended March 31, 2020. The following table lists the components of share-based compensation expense by type of award.

	Three Months Ended March 31,
	2021	2020
Stock options	$89	$181
Restricted stock	548	892
Performance share units	249	223
Share-based compensation expense	$886	$1,296

Stock Options
The following table presents stock option activity for the three months ended March 31, 2021.

	Number of Options (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	871	$12.41
Forfeited or expired	(24)	13.41
Outstanding at March 31, 2021	847	$12.38	3.7 years	$—	(1)
Exercisable at March 31, 2021	751	$12.83	3.0 years	$—	(1)
_______________________________
(1)The aggregate intrinsic value is the sum of intrinsic values for each exercisable individual option grant. The intrinsic value is the amount by which the closing market price of our stock at March 31, 2021, was greater than the exercise price of any individual option grant.

Restricted Stock
During the three months ended March 31, 2021, we granted 425 thousand shares of restricted stock to non-executive directors, officers and certain other key employees. The shares of restricted stock granted during the three months ended March 31, 2021, vest pro-rata generally over three years for employees and over one year for non-executive directors. We determined the fair value of the shares awarded by using the closing price of our common stock as of the date of grant. The weighted average grant date fair value of restricted stock granted in the three months ended March 31, 2021, was $6.79 per share. Total grant date fair value of restricted stock that vested in the three months ended March 31, 2021, was $2.7 million.
The following table presents the status of unvested restricted stock awards as of March 31, 2021, and changes during the three months then ended.

	Nonvested Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Unvested at January 1, 2021	385	$9.42
Granted	425	6.79
Vested	(284)	9.50
Forfeited	(12)	7.76
Unvested at March 31, 2021	514	$7.24

Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. PSUs granted in 2021 were made pursuant to the NN, Inc. 2019 Omnibus Incentive Plan and a Performance Share Unit Agreement (the “2019 Omnibus Agreement”). Some PSUs are based on total shareholder return (“TSR Awards”), and other PSUs are based on return on invested capital (“ROIC Awards”).
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
With respect to the TSR and ROIC Awards, a participant will earn 50% of the target number of PSUs for “Threshold Performance,” 100% of the target number of PSUs for “Target Performance,” and 150% of the target number of PSUs for “Maximum Performance.” For performance levels falling between the values shown below, the percentages will be determined by interpolation.
The following table presents the goals with respect to TSR Awards and ROIC Awards granted or modified in 2021.

TSR Awards:	Threshold Performance (50% of Shares)	Target Performance (100% of Shares)	Maximum Performance (150% of Shares)
2021 grants	35th Percentile	50th Percentile	75th Percentile

ROIC Awards:	Threshold Performance (50% of Shares)	Target Performance (100% of Shares)	Maximum Performance (150% of Shares)
2021 grants	6.3%	7.0%	8.6%
2020 grants (1)	6.7%	7.9%	8.7%
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
The following table presents the number of PSUs granted and the grant date fair value in the period presented.

	TSR Awards		ROIC Awards
Award Year	Shares (in thousands)	Grant Date Fair Value (per share)	Shares (in thousands)	Grant Date Fair Value (per share)
2021	142	$8.58	172	$7.20
We recognize expense for ROIC Awards based on the probable outcome of the associated performance condition. We generally recognize an expense for ROIC Awards based on the Target Performance threshold of 100% because, at the date of grant, the Target Performance is the probable level of performance achievement.
The following table presents the status of unvested PSUs as of March 31, 2021, and changes during the three months then ended.

	Nonvested TSR Awards		Nonvested ROIC Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2021	138	$10.58	160	$9.13
Granted	142	8.58	172	7.20
Nonvested at March 31, 2021	280	$9.56	332	$8.13

Note 15. Accumulated Other Comprehensive Income
The following tables present the components of accumulated other comprehensive income (“AOCI”).

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance at December 31, 2020	$(30,881)	$(3,712)	$861	$(33,732)
Other comprehensive income (loss) before reclassifications	(3,347)	—	—	(3,347)
Amounts reclassified from AOCI to loss on interest rate swap (3)	—	3,712	(861)	2,851
Net other comprehensive income (loss)	(3,347)	3,712	(861)	(496)
Balance at March 31, 2021	$(34,228)	$—	$—	$(34,228)

Balance at December 31, 2019	$(35,159)	$(12,234)	$2,839	$(44,554)
Other comprehensive income (loss) before reclassifications	(14,342)	(14,599)	3,390	(25,551)
Amounts reclassified from AOCI to interest expense (2)	—	1,370	(318)	1,052
Net other comprehensive income (loss)	(14,342)	(13,229)	3,072	(24,499)
Balance at March 31, 2020	$(49,501)	$(25,463)	$5,911	$(69,053)
_______________________
(1) Income tax effect of changes in interest rate swap.
(2) Represents settlements on the interest rate swap while the hedge was effective.
(3) Represents reclassification of derivative loss and settlements after discontinuation of hedge accounting.

Note 16. Net Income (Loss) Per Common Share
In accordance with ASC 260, Earnings Per Share, a company that has participating securities is required to utilize the two-class method for calculating earnings per share (“EPS”) unless the treasury stock method results in lower EPS. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating securities. Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. To calculate diluted EPS, basic EPS is further adjusted to include the effect of potentially dilutive stock options, warrants, and convertible preferred stock.

The following table summarizes the computation of basic and diluted net loss per common share.

	Three Months Ended March 31,
	2021	2020
Numerator:
Loss from continuing operations	$(4,913)	$(108,077)
Less: Preferred stock cumulative dividends and deemed dividends	(14,529)	(2,951)
Numerator for basic and diluted loss from continuing operations per common share (1)	(19,442)	(111,028)
Loss from discontinued operations, net of tax (Note 2)	—	(140,114)
Numerator for basic and diluted undistributed net loss per common share (1)	$(19,442)	$(251,142)

Denominator:
Weighted average common shares outstanding, basic and diluted	42,461	42,111
Weighted average warrants outstanding, basic and diluted (2)	211	—
Shares used to calculate income (loss) per share, basic and diluted	42,672	42,111
Per common share net loss:
Basic loss from continuing operations per common share	$(0.46)	$(2.64)
Basic loss from discontinued operations per common share	—	(3.32)
Basic net loss per common share	$(0.46)	$(5.96)
Diluted loss from continuing operations per common share	$(0.46)	$(2.64)
Diluted loss from discontinued operations per common share	—	(3.32)
Diluted net loss per common share	$(0.46)	$(5.96)
Cash dividends declared per common share	$—	$—
_______________________________
(1) Preferred Stock does not participate in losses.
(2) The 2021 Warrants are included in shares outstanding for calculation of basic earnings per share because they are exercisable with little to no consideration (see Note 17).
The following table presents securities that could be potentially dilutive in the future that were excluded from the calculation of diluted net loss per common share because they had an anti-dilutive effect.

	Three Months Ended March 31,
	2021	2020
Options	847	897
2019 Warrants	1,500	1,500
Preferred Stock, as-converted	—	26,275
	2,347	28,672
We have elected to allocate undistributed income to participating securities based on year-to-date results. As there was no undistributed income for the three months ended March 31, 2021, no such allocation was necessary. In addition, given the undistributed loss from continuing operations in the three months ended March 31, 2021 and 2020, options and the 2019 Warrants are considered anti-dilutive and were excluded from the calculation of diluted net income (loss) per share. Stock options excluded from the calculations of diluted net loss per share had a per share exercise price ranging from $7.93 to $25.16 for the three months ended March 31, 2021, and $7.93 to $25.16 for three months ended March 31, 2020. Warrants excluded from the calculation of diluted net loss per share for the three months ended March 31, 2021, had a per share exercise price of $11.49. Preferred Stock excluded from the calculation of diluted net loss per share for the three months ended March 31, 2020, was calculated on an as-converted basis.

Note 17. Fair Value Measurements
Fair value is an exit price representing the expected amount that an entity would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date. We followed consistent methods and assumptions to estimate fair values as more fully described in the 2020 Annual Report.
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
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and long-term debt. As of March 31, 2021, the carrying values of these financial instruments approximated fair value.
Derivative Financial Instruments
Certain features were bifurcated and accounted for separately from the Series B Preferred Stock. The following features were recorded as derivatives.
•Leverage ratio put feature. The Series B Preferred Stock included a redemption option based on a leverage ratio threshold that provided the preferred holder the option to convert the Series B Preferred Stock to a variable number of shares of common stock at a discount to the then fair value of our common stock. The conversion feature was considered a redemption right at a premium which was not clearly and closely related to the debt host. The conversion feature was terminated upon redemption of the Series B Preferred Stock in March 2021.
•Dividends withholding. The Series B Preferred Stock bore a feature that could require us to make an effective distribution to purchasers which is indexed to the tax rate of the purchasers. This distribution would be partially offset by an adjustment to the redemption price and/or conversion rate. The dividends withholding feature was not clearly and closely related to the debt host. Upon redemption of the Series B Preferred Stock in March 2021, we made a net cash distribution of $3.0 million to settle this withholding feature after effectively receiving a $1.0 million offset from the purchasers upon redemption of the Series B Preferred Stock.
•Warrants. The warrants issued with the Series B Preferred Stock (the “2019 Warrants”) are exercisable, in full or in part, at any time prior to December 11, 2026. The original exercise price was $12.00 per share, subject to anti-dilution adjustments in the event of future below market issuances, stock splits, stock dividends, combinations or similar events. The issuance of additional warrants with the Series D Preferred Stock in March 2021 resulted in an adjusted exercise price of $11.49 per share because the new warrants have an exercise price below market value.
Certain features were bifurcated and accounted for separately from the Series D Preferred Stock that was issued on March 22, 2021. The following features were recorded as derivatives.
•Change-in-control put feature. The Series D Preferred Stock includes a put feature that allows the holder to redeem the Series D Preferred Stock upon a change in control at the greater of 1) the liquidation preference plus accrued dividends or 2) 140% of the liquidation preference. The put feature is considered a redemption right at a premium and is not clearly and closely related to the debt host.
•Warrants. The warrants issued with the Series D Preferred Stock (the “2021 Warrants”) are exercisable, in full or in part, at any time prior to March 22, 2027, at an exercise price of $0.01 per share, subject to anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events.
The following tables show the liabilities measured at fair value for the above derivatives as of March 31, 2021, and December 31, 2020.

	Fair Value Measurements as of March 31, 2021
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$—	$—
Derivative liability - other non-current liabilities	13,414	—	1,370
Total	$13,414	$—	$1,370

	Fair Value Measurements as of December 31, 2020
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$—	$2,453
Derivative liability - other non-current liabilities	—	—	664
Total	$—	$—	$3,117

The following table presents the change in the above derivatives during the three months ended March 31, 2021.

Three Months Ended March 31, 2021
Beginning balance	$3,117
Issuances	15,121
Change in fair value (1)	(449)
Settlements	(3,005)
Ending balance	$14,784
_______________________________
(1) Changes in the fair value are recognized in the “Other expense (income), net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The fair value of the change-in-control put feature utilizes unobservable inputs based on the Company’s assessment of the probability of a change-in-control event occurring in a future period. The probability of a change-in-control event ranged from 1% to 10% as of March 31, 2021.
The leverage ratio put feature, the dividends withholding feature, and the contingent dividends feature utilized unobservable inputs based on the best information available to determine the probability of the Series B Preferred Stock remaining outstanding for future periods. These inputs included probability assessments of how long the preferred stock would remain outstanding and whether the leverage ratio threshold would be exceeded. Inputs also included the percentage of Series B Preferred Stock held by non-U.S. resident holders and the applicable tax withholding rates for those holders. The probability of the Series B Preferred Stock remaining in future periods ranged from 3% to 2% as of December 31, 2020. The leverage ratio put feature also utilized unobservable inputs to determine the probability of the leverage ratio put being exercisable as of March 31, 2023, which ranged from 10% to 1% as of December 31, 2020. These probabilities were determined based on management’s assessment of facts and circumstances at each reporting date. An increase in these probabilities would result in an increase in the derivative liability fair value. Given the Series B Preferred Stock value changes by period as a result of dividends and redemption premiums, weighted average values for these assumptions are not meaningful.
The fair value of the 2019 Warrants is determined using a valuation model, which utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods. The probabilities resulted in a weighted average term of 4.3 years as of March 31, 2021, and 2.4 years as of December 31, 2020.
The fair value of the 2021 Warrants is determined using the observable market price of a share of our common stock, less the $0.01 per share exercise price.
Interest Rate Swap
We manage our exposure to fluctuations in interest rates using a mix of fixed and variable rate debt. We had a fixed-rate interest rate swap agreement that changed the LIBOR-based portion of the interest rate on a portion of our variable rate debt to a fixed rate of 2.4575% (the “interest rate swap”). On March 22, 2021, we terminated the interest rate swap agreement with a $13.7 million cash payment in connection with the extinguishment of our previously outstanding long-term variable-rate debt.
The interest rate swap was designated as a cash flow hedge at inception. However, in the fourth quarter of 2020, the interest rate swap no longer qualified as an effective hedge, and subsequent changes in fair value of the interest rate swap were recognized in earnings. Amounts recognized in earnings related to the interest rate swap are recorded in the “Loss on interest rate swap” line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) except that cash settlements prior to termination are recognized in “Derivative payments on interest rate swap.” Cash settlements during 2021 are presented in investing activities on the Condensed Consolidated Statements of Cash Flows. The following table presents the effect of the interest rate swap on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended March 31,
	2021	2020
Interest expense	$—	$1,370
Derivative payments on interest rate swap	1,717	—
Loss on interest rate swap	2,033	—
The following table presents the liabilities measured at fair value on a recurring basis for the interest rate swap as of December 31, 2020.

	Fair Value Measurements as of December 31, 2020
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$11,022	$—
Derivative liability - other non-current liabilities	—	4,357	—
Total	$—	$15,379	$—
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
Fixed Rate Debt
The fair value of our outstanding fixed-rate debt included in the “International lines of credit and other loans” line item within Note 9 to these Notes to Condensed Consolidated Financial Statements approximated carrying value as of March 31, 2021, and December 31, 2020, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The carrying value of this fixed-rate debt was $12.5 million and $14.4 million as of March 31, 2021 and December 31, 2020, respectively.

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
For additional information concerning such risk factors and cautionary statements, please see the sections titled “Item 1A. Risk Factors” in the 2020 Annual Report and this Quarterly Report.

Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the three months ended March 31, 2021, that management believes are important to provide an understanding of the business and results of operations or that may influence operations in the future.
Global COVID-19 Pandemic
The COVID-19 pandemic continues to disrupt the United States and global economy, and we cannot predict when a full economic recovery will occur, but product volumes are beginning to return to more normalized levels. Our operating results in the first quarter reflect momentum in the recovery of our business from the effects of COVID-19. Although vaccinations are in process and economies across the globe have reopened, many public health experts warn there may be additional COVID-19 surges in 2021. Further surges in the COVID-19 infection rates could result in the reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations. Thus, the spread of COVID-19 and the responses thereto have created a disruption in the manufacturing, delivery, and overall supply chain of automobile manufacturers and suppliers, as well as disruption within the power industry. Global vehicle production decreased significantly in 2020, but production has since been ramping back up. Disruptions of normal supply chains have caused challenges in obtaining raw materials we use in the manufacture of some of our products. We have been increasing our inventories in the first quarter to mitigate the risk of supply chain disruption for our customers. A worldwide semiconductor chip shortage is beginning to affect original equipment manufacturers, causing unpredictable volumes. The rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on our business, financial condition, results of operations, and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 pandemic.
While managing decreased demand in many regions across the globe, we are now operating at all of our business locations. We have implemented training and recruiting programs to address labor shortages. We are focused on the safety of our employees, customers and suppliers. We have developed and implemented processes to ensure a safe environment for our employees and any visitors to our facilities, including providing personal protective equipment to our employees and establishing social distancing protocols and temperature checks. We are actively promoting vaccination among our employees. These processes include recommendations based on guidelines from the Centers for Disease Control and Prevention and the World Health Organization. The health and safety of our employees remains our top priority.
We have undertaken a number of permanent and temporary actions to manage the evolving situation, as described in our 2020 Annual Report.. We continue to streamline facilities and implement cost savings initiatives. Capital expenditures and travel costs remain at relatively low levels. We refinanced our credit facility and preferred stock in the first quarter as discussed above.
Credit Facilities
On March 22, 2021, we entered into a new $150.0 million term loan facility (the “Term Loan Facility”) and a new $50.0 million asset backed credit facility (the “ABL Facility”). The proceeds from the Term Loan Facility were used to prepay the amounts outstanding on our previous term loans. The previous credit facility was terminated and consisted of a Senior Secured Term Loan, Incremental Term Loan, and Senior Secured Revolver. No amounts were outstanding on the Senior Secured Revolver at the time of termination.
Outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month LIBOR (subject to a 1.000% floor) plus an applicable margin of 6.875% or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. At March 31, 2021, the Term Loan Facility bore interest based on one-month LIBOR at 7.875%. The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all assets other than accounts receivable and inventory and has a second lien on accounts receivable and inventory. We were in compliance with all requirements under the Term Loan Facility as of March 31, 2021.
The ABL Facility provides for a senior secured revolving credit facility in the amount of $50.0 million, of which $30.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the ABL Facility bear interest on a variable rate structure plus an interest rate spread that is based on the average amount of aggregate revolving commitment available. The variable borrowing rate is either 1) LIBOR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We may elect whether to use one-month, three-month, or six-month LIBOR, subject to a 0.50% floor. Interest payments are due monthly on borrowings that utilize one-month LIBOR and quarterly on borrowings that utilize three-month or six-month LIBOR. At March 31, 2021, using one-month LIBOR plus a 1.75% spread, the weighted average interest rate on outstanding borrowings under the ABL Facility would have been 2.25% if there had been any balance outstanding. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility and a 0.125% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is March 22, 2026.
We had no outstanding borrowings under the ABL Facility at March 31, 2021. Total capacity under the ABL Facility was $47.3 million as of March 31, 2021, with $32.9 million available for future borrowings after reductions for outstanding letters of credit as of March 31, 2021. The ABL Facility has a first lien on accounts receivable and inventory. We were in compliance with all requirements under the ABL Facility as of March 31, 2021.
Preferred Stock
On March 22, 2021, we completed a private placement of 65 thousand shares of newly designated Series D Perpetual Preferred Stock, with a par value of $0.01 per share (the “Series D Preferred Stock”) at a price of $1,000 per share, together with detachable warrants (the “2021 Warrants”) to purchase up to 1.9 million shares of our common stock at an exercise price of $0.01 per share. The Series D Preferred Stock has a liquidation preference of $1,000 per share and is redeemable at our option in cash, subject to the applicable redemption premium. Series D Preferred Stock shares earn cash dividends at a rate of 10.0% per year, payable quarterly in arrears, accruing whether or not earned or declared. If no cash dividend is paid, then the liquidation preference per share effective on the dividend date increases by 12.0% per year. On March 22, 2026, the cash dividend rate and in-kind dividend rate increase by 2.5% per year. Cash dividends are required beginning on September 30, 2027.
Net cash proceeds of $61.8 million from the issuance of the Series D Preferred Stock, along with part of the proceeds from the Term Loan Credit Facility, were used to redeem all of the outstanding shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The total redemption cash payment was $118.4 million.

Sales Concentration
We recognized sales from a single customer of $13.1 million, or 10% of consolidated net sales, during the three months ended March 31, 2021. We recognized sales from another customer of $11.1 million, or 10% of consolidated net sales, during the three months ended March 31, 2020. Revenues from these customers are primarily in our Mobile Solutions segment.

Three Months Ended March 31, 2021, compared to the Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021	2020	$ Change
Net sales	$126,804	$116,213	$10,591
Organic growth				$11,248
Foreign exchange effects				(657)
Cost of sales (exclusive of depreciation and amortization shown separately below)	99,688	94,478	5,210
Selling, general, and administrative expense	14,575	16,160	(1,585)
Depreciation and amortization	11,568	11,357	211
Goodwill impairment	—	92,942	(92,942)
Other operating expense (income), net	(5)	5,126	(5,131)
Income (loss) from operations	978	(103,850)	104,828
Interest expense	2,024	3,807	(1,783)
Loss on extinguishment of debt and write-off of debt issuance costs	2,390	—	2,390
Derivative payments on interest rate swap	1,717	—	1,717
Loss on interest rate swap	2,033	—	2,033
Other expense (income), net	(122)	1,544	(1,666)
Loss from continuing operations before benefit for income taxes and share of net income (loss) from joint venture	(7,064)	(109,201)	102,137
Benefit for income taxes	756	1,395	(639)
Share of net income (loss) from joint venture	1,395	(271)	1,666
Loss from continuing operations	(4,913)	(108,077)	103,164
Income (loss) from discontinued operations, net of tax	—	(140,114)	140,114
Net loss	$(4,913)	$(248,191)	$243,278
Net Sales. Net sales increased by $10.6 million, or 9%, during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to an increase in organic volume of $11.2 million, as a result of increased demand in the automotive industry as the economy begins to recover from the impact of the COVID-19 pandemic. Sales were positively impacted by increased selling prices for precious metals allowed under customer contracts due to the sharp rise in underlying commodities costs since the second half of 2020. These increases were partially offset by decreased demand for smart meter components due to inventory adjustments at a key customer. Sales of components to the medical industry were also negatively impacted by delays in elective surgeries caused by the COVID-19 pandemic. We also realized unfavorable foreign exchange effects of $0.7 million.
Cost of Sales. Cost of sales increased by $5.2 million, or 6%, during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to variable costs associated with the above-referenced sales volume increase, partially offset by variable and fixed cost reduction initiatives.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased by $1.6 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to cost reduction initiatives that drove decreases in personnel and travel costs.
Goodwill Impairment. We recognized goodwill impairment of $92.9 million at Power Solutions during the three months ended March 31, 2020, which resulted in no remaining goodwill balance.
Other Operating Expense (Income), Net. Other operating expense (income), net, changed favorably by $5.1 million primarily due to charges and costs associated with asset disposals and elimination of a portion of lease obligations as a result of vacating a portion of our corporate headquarters building during the three months ended March 31, 2020.

Interest Expense. Interest expense decreased by $1.8 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to settlements on the interest rate swap in the prior year that were recognized in interest expense while the hedge was effective. Commitment fees on our Senior Secured Revolver decreased due to a lower available capacity after the sale of our Life Sciences business in October 2020.

	Three Months Ended March 31,
	2021	2020
Interest on debt	$1,439	$1,851
Interest rate swap settlements	—	1,370
Amortization of debt issuance costs	405	426
Capitalized interest	(31)	(89)
Other	211	249
Total interest expense	$2,024	$3,807
Loss on Extinguishment of Debt and Write-off of Debt Issuance Costs. Loss on extinguishment of debt and write-off of debt issuance costs represents unamortized debt issuance costs that were associated with the credit facility that was terminated in March 2021.
Derivative Payments on Interest Rate Swap. Derivative payments on interest rate swap represent cash settlements of the interest rate swap after hedge accounting was discontinued in October 2020. Prior to October 2020, interest rate swap settlements were recognized in interest expense.
Loss on Interest Rate Swap. Loss on interest rate swap represents mark-to-market adjustments on the interest rate swap after hedge accounting was discontinued in October 2020 as well as amortization of the residual loss in accumulated other comprehensive income as monthly settlements occur. Prior to October 2020, mark-to-market adjustments on the interest rate swap were recognized in accumulated other comprehensive income. Upon termination of the interest rate swap in March 2021, we recognized in earnings the remaining $3.3 million loss that had been deferred in accumulated other comprehensive income.
Benefit For Income Taxes. Our effective tax rate was 10.7% for the three months ended March 31, 2021, compared to 1.3% for the three months ended March 31, 2020. The difference in rates is primarily due to the impact of the impairment of nondeductible goodwill in 2020, and the estimated impacts of GILTI and the CARES Act. Note 8 in the Notes to Condensed Consolidated Financial Statements describes the effective income tax rate for each period presented.
Share of Net Income from Joint Venture. Our share of net income from the joint venture increased during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to improved profits resulting from higher sales volumes, expanding variable margins as a result of successful process improvement initiatives and improved product mix, and fixed cost reduction actions.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended March 31,
	2021	2020	$ Change
Net sales	$77,776	$69,884	$7,892
Organic growth				$8,576
Foreign exchange effects				(684)
Income from operations	$6,090	$264	$5,826
Net sales increased by $7.9 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to higher demand within all markets which were negatively impacted by the COVID-19 pandemic in the prior year and new business in the general industrial market. The increase in volume was partially offset by unfavorable foreign exchange effects of $0.7 million.
Income from operations increased by $5.8 million during the three months ended March 31, 2021, compared to the same period in the prior year primarily due to the above-noted increase in revenue and variable and fixed cost reduction initiatives. Moreover, we built inventory in the three months ended March 31, 2021, which resulted in favorable overhead absorption during the quarter.

POWER SOLUTIONS

	Three Months Ended March 31,
	2021	2020	$ Change
Net sales	$49,075	$46,401	$2,674
Organic growth				$2,647
Foreign exchange effects				27
Goodwill impairment	$—	$(92,942)	$92,942
Income (loss) from operations	$2,432	$(90,334)	$92,766
Net sales increased by $2.7 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Sales were positively impacted by increased selling prices for precious metals allowed under customer contracts due to the sharp rise in underlying commodities costs since the second half of 2020. Furthermore, demand in the automotive market rebounded to more normalized levels after COVID-19. These increases were partially offset by decreased demand for smart meter components due to inventory adjustments at a key customer. Sales of components to the medical industry were also negatively impacted by delays in elective surgeries caused by the COVID-19 pandemic. The Power Solutions group generally began experiencing the impact of the COVID-19 pandemic on its operating results during the second quarter of 2020.
Income from operations increased by $92.8 million compared to the same period in the prior year primarily due to the $92.9 million goodwill impairment lost recognized in the first quarter of 2020. Because increased pricing for precious metals was offset by equivalent increased raw materials cost based on commodity pricing, the increase in sales did not have a proportionate effect on income from operations.

Changes in Financial Condition from December 31, 2020, to March 31, 2021
Overview
From December 31, 2020, to March 31, 2021, total assets decreased by $2.6 million primarily due to normal depreciation and amortization of fixed assets, lease right-of-use assets, and intangible assets. These decreases were offset by increases in accounts receivable and inventories during the three months ended March 31, 2021. Accounts receivable increased as a result of increasing sales, and inventories increased as a result of a strategic decision to mitigate potential supply chain issues for our customers.
From December 31, 2020, to March 31, 2021, total liabilities increased by $75.0 million, primarily due to the refinancing of our credit facilities and Series B Preferred Stock.
Working capital, which consists of current assets less current liabilities, was $124.4 million as of March 31, 2021, compared to $112.0 million as of December 31, 2020. The increase in working capital was primarily due to the increases in accounts receivable and inventories discussed above.
Cash Flows
Cash provided by operations was $7.9 million for the three months ended March 31, 2021, compared with cash provided by operations of $10.2 million for the three months ended March 31, 2020. The difference was primarily due to building inventory levels during the three months ended March 31, 2021, to mitigate potential supply chain issues for our customers.
Cash used in investing activities was $20.9 million for the three months ended March 31, 2021, compared with cash used in investing activities of $11.2 million for the three months ended March 31, 2020. The decrease was primarily due to cash settlement of the interest rate swap, partially offset by lower capital expenditures in the current year.
Cash provided by financing activities was $9.6 million for the three months ended March 31, 2021, compared with cash provided by financing activities of $53.9 million for the three months ended March 31, 2020. The difference was primarily due to $11.9 million net inflow from the debt and preferred stock refinancing in the current year compared to the $60.0 million draw on the Senior Secured Revolver in the prior year.

Liquidity and Capital Resources
Credit Facilities
The principal amount outstanding under our Term Loan Facility as of March 31, 2021, was $150.0 million, without regard to unamortized debt issuance costs. As of March 31, 2021, we had unused borrowing capacity of $32.9 million under the ABL Facility, subject to certain limitations. This amount of borrowing capacity is net of $14.5 million of outstanding letters of credit at March 31, 2021, which are considered as usage of the ABL Facility.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. If one-month LIBOR is less than 1.00%, then we pay 7.875% per annum in interest. If one-month LIBOR exceeds 1.000%, then we pay the variable one-month LIBOR plus an applicable margin of 6.875%. Based on the interest rate in effect at March 31, 2021, annual interest payments would be approximately $11.8 million.
The ABL Facility bears interest on a variable rate structure with borrowings bearing interest at one-month LIBOR plus an applicable margin of 1.75%. The interest rate in effect at March 31, 2021, was 2.25%. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility.
We were in compliance as of March 31, 2021, with all requirements under our Term Loan Facility and ABL Facility. Both credit facilities allow for optional expansion of available borrowings, subject to certain terms and conditions.
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
Critical Accounting Policies
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2020 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2020 Annual Report. There have been no changes to these policies during the three months ended March 31, 2021, except as discussed in Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.
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
In February 2019, we entered into a fixed-rate interest rate swap agreement that changed the LIBOR-based portion of the interest rate on a portion of our variable rate debt to a fixed rate of 2.4575%. On March 22, 2021, we terminated the interest rate swap agreement in connection with the prepayment of our previously outstanding long-term variable-rate debt. Refer to

Note 17 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for further discussion about the interest rate swap.
At March 31, 2021, we had $150.0 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month LIBOR would result in a net increase in interest expense of $0.2 million on an annualized basis due to the fact that the Term Loan Facility is subject to a LIBOR floor of 1.00% and one-month LIBOR was below the floor as of March 31, 2021.
We had no outstanding borrowings under the ABL Facility at March 31, 2021.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We participate in various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. From time to time, we may use foreign currency derivatives to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency derivatives as of March 31, 2021.

Item 4.Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
As disclosed in Note 11 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, we are engaged in certain legal proceedings, and the disclosure set forth in Note 11 relating to legal proceedings is incorporated herein by reference.

Item 1A.Risk Factors
There have been no material changes to the risk factors disclosed in the 2020 Annual Report under Item 1A. “Risk Factors.”

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
January 2021	—	$—	—	—
February 2021	43,473	6.81	—	—
March 2021	6,188	7.82	—	—
Total	49,661	$6.94	—	—
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

Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits

Exhibit Number	Description

3.1	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to NN, Inc.’s Current Report on Form 8-K filed on March 22, 2021)

4.1	Common Stock Warrant (incorporated by reference to Exhibit 4.1 to NN, Inc.’s Current Report on Form 8-K filed on March 22, 2021)

10.1
Securities Purchase Agreement, dated March 22, 2021, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed on March 22, 2021)

10.2
Board Observer Agreement, dated March 22, 2021, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.2 to NN, Inc.’s Current Report on Form 8-K filed on March 22, 2021)

10.3
Term Loan Credit Agreement, dated March 22, 2021, by and among the Company, as borrower, and Oaktree Fund Administration, LLC, as administrative agent (incorporated by reference to Exhibit 10.3 to NN, Inc.’s Current Report on Form 8-K filed on March 22, 2021)

10.4
Credit Agreement, dated March 22, 2021, by and among the Company, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to NN, Inc.’s Current Report on Form 8-K filed on March 22, 2021)

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

NN, Inc.
(Registrant)

Date: May 7, 2021	/s/ Warren A. Veltman
Warren A. Veltman
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: May 7, 2021	/s/ Thomas D. DeByle
Thomas D. DeByle
Senior Vice President—Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: May 7, 2021	/s/ Michael C. Felcher
Michael C. Felcher
Vice President—Chief Accounting Officer
(Principal Accounting Officer)