Form 10-Q
period 2021-06-30
NN INC
filed 2021-08-06
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2021, there were 43,033,548 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net sales	$123,157	$78,532	$249,961	$194,745
Cost of sales (exclusive of depreciation and amortization shown separately below)	99,797	65,058	199,485	159,536
Selling, general, and administrative expense	13,585	14,273	28,160	30,433
Depreciation and amortization	11,687	11,327	23,255	22,684
Goodwill impairment	—	—	—	92,942
Other operating expense (income), net	(324)	(949)	(329)	4,177
Loss from operations	(1,588)	(11,177)	(610)	(115,027)
Interest expense	3,573	6,356	5,597	10,163
Loss on extinguishment of debt and write-off of debt issuance costs	—	—	2,390	—
Derivative payments on interest rate swap	—	—	1,717	—
Loss on interest rate swap	—	—	2,033	—
Other expense (income), net	1,680	(1,215)	1,558	329
Loss from continuing operations before benefit (provision) for income taxes and share of net income from joint venture	(6,841)	(16,318)	(13,905)	(125,519)
Benefit (provision) for income taxes	231	(2,175)	987	(780)
Share of net income from joint venture	1,219	927	2,614	656
Loss from continuing operations	(5,391)	(17,566)	(10,304)	(125,643)
Loss from discontinued operations, net of tax (Note 2)	—	(4,182)	—	(144,296)
Net loss	$(5,391)	$(21,748)	$(10,304)	$(269,939)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$4,409	$994	$1,062	$(13,348)
Interest rate swap:
Change in fair value, net of tax	—	(1,255)	—	(12,464)
Reclassification adjustment for losses included in net loss, net of tax	—	2,638	2,851	3,690
Other comprehensive income (loss)	$4,409	$2,377	$3,913	$(22,122)
Comprehensive loss	$(982)	$(19,371)	$(6,391)	$(292,061)
Basic net loss per common share:
Loss from continuing operations per common share	$(0.17)	$(0.49)	$(0.62)	$(3.12)
Loss from discontinued operations per common share	—	(0.10)	—	(3.43)
Net loss per common share	$(0.17)	$(0.59)	$(0.62)	$(6.55)
Weighted average common shares outstanding	44,440	42,197	43,561	42,154
Diluted net loss per common share:
Loss from continuing operations per common share	$(0.17)	$(0.49)	$(0.62)	$(3.12)
Loss from discontinued operations per common share	—	(0.10)	—	(3.43)
Net loss per common share	$(0.17)	$(0.59)	$(0.62)	$(6.55)
Weighted average common shares outstanding	44,440	42,197	43,561	42,154
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$31,543	$48,138
Accounts receivable, net	82,177	84,615
Inventories	74,770	62,517
Income tax receivable	13,071	8,800
Other current assets	13,125	11,148
Total current assets	214,686	215,218
Property, plant and equipment, net	219,808	223,690
Operating lease right-of-use assets	48,407	50,264
Intangible assets, net	95,891	103,065
Investment in joint venture	29,897	26,983
Deferred tax assets	131	—
Other non-current assets	4,763	5,742
Total assets	$613,583	$624,962
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,834	$37,435
Accrued salaries, wages and benefits	21,279	21,296
Income tax payable	1,494	3,557
Current maturities of long-term debt	4,808	4,885
Current portion of operating lease liabilities	5,130	4,797
Other current liabilities	12,651	31,261
Total current liabilities	92,196	103,231
Deferred tax liabilities	9,196	11,178
Long-term debt, net of current portion	150,728	79,025
Operating lease liabilities, net of current portion	53,601	55,053
Other non-current liabilities	26,438	17,237
Total liabilities	332,159	265,724
Commitments and contingencies (Note 11)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at June 30, 2021	49,069	—
Series B convertible preferred stock - $0.01 par value per share, 100 shares authorized, issued and outstanding at December 31, 2020	—	105,086
Stockholders' equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 42,686 and 43,034 shares issued and outstanding at December 31, 2020 and June 30, 2021, respectively	430	427
Additional paid-in capital	477,923	493,332
Accumulated deficit	(216,179)	(205,875)
Accumulated other comprehensive loss	(29,819)	(33,732)
Total stockholders’ equity	232,355	254,152
Total liabilities, preferred stock, and stockholders’ equity	$613,583	$624,962
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended June 30, 2021 and 2020
(Unaudited)

	Common Stock			Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital			Total
Balance, March 31, 2021	43,049	$430	$479,341	$(210,788)	$(34,228)	$234,755
Net loss	—	—	—	(5,391)	—	(5,391)
Dividends accrued for preferred stock	—	—	(2,211)	—	—	(2,211)
Shares issued for option exercises	6	—	48	—	—	48
Share-based compensation expense	(19)	—	1,100	—	—	1,100
Restricted shares forgiven for taxes	(2)	—	(18)	—	—	(18)
Change in estimate of share-based award vesting	—	—	(337)	—	—	(337)
Foreign currency translation gain	—	—	—	—	4,409	4,409
Balance, June 30, 2021	43,034	$430	$477,923	$(216,179)	$(29,819)	$232,355

	Common Stock				Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital	Warrants			Total
Balance, March 31, 2020	42,757	$428	$499,925	$1,076	$(353,474)	$(69,053)	$78,902
Net loss	—	—	—	—	(21,748)	—	(21,748)
Dividends accrued for preferred stock	—	—	(3,043)	—	—	—	(3,043)
Share-based compensation expense	(10)	(1)	1,412	—	—	—	1,411
Change in fair value of interest rate swap, net of tax of $380	—	—	—	—	—	(1,255)	(1,255)
Reclassification of interest rate swap settlement to net loss, net of tax of $798	—	—	—	—	—	2,638	2,638
Foreign currency translation gain	—	—	—	—	—	994	994
Balance, June 30, 2020	42,747	$427	$498,294	$1,076	$(375,222)	$(66,676)	$57,899
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Common Stock			Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital			Total
Balance, December 31, 2020	42,686	$427	$493,332	$(205,875)	$(33,732)	$254,152
Net loss	—	—	—	(10,304)	—	(10,304)
Dividends accrued for preferred stock	—	—	(16,740)	—	—	(16,740)
Shares issued for option exercises	6	—	48	—	—	48
Share-based compensation expense	394	4	1,982	—	—	1,986
Restricted shares forgiven for taxes	(52)	(1)	(362)	—	—	(363)
Change in estimate of share-based award vesting	—	—	(337)	—	—	(337)
Reclassification of interest rate swap to net loss, net of tax of $861	—	—	—	—	2,851	2,851
Foreign currency translation gain	—	—	—	—	1,062	1,062
Balance, June 30, 2021	43,034	$430	$477,923	$(216,179)	$(29,819)	$232,355

	Common Stock				Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital	Warrants			Total
Balance, December 31, 2019	42,313	$423	$501,615	$1,076	$(105,283)	$(44,554)	$353,277
Net loss	—	—	—	—	(269,939)	—	(269,939)
Dividends accrued for preferred stock	—	—	(5,994)	—	—	—	(5,994)
Share-based compensation expense	442	4	2,703	—	—	—	2,707
Restricted shares forgiven for taxes	(8)	—	(30)	—	—	—	(30)
Change in fair value of interest rate swap, net of tax of $3,770	—	—	—	—	—	(12,464)	(12,464)
Reclassification of interest rate swap settlement to net loss, net of tax of $1,116	—	—	—	—	—	3,690	3,690
Foreign currency translation loss	—	—	—	—	—	(13,348)	(13,348)
Balance, June 30, 2020	42,747	$427	$498,294	$1,076	$(375,222)	$(66,676)	$57,899
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(10,304)	$(269,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of continuing operations	23,255	22,684
Depreciation and amortization of discontinued operations	—	23,701
Amortization of debt issuance costs and discount	718	3,348
Goodwill impairment of continuing operations	—	92,942
Goodwill impairment of discontinued operations	—	146,757
Loss on extinguishment of debt and write-off of debt issuance costs	2,390	—
Total derivative loss, net of cash settlements	3,750	—
Share of net income from joint venture	(2,614)	(656)
Compensation expense from issuance of share-based awards	1,649	2,707
Deferred income taxes	(3,050)	(8,889)
Other	(1,154)	(2,207)
Changes in operating assets and liabilities:
Accounts receivable	2,685	23,485
Inventories	(12,052)	(4,327)
Accounts payable	9,441	(12,391)
Income taxes receivable and payable, net	(6,326)	(12,897)
Other	(2,490)	11,544
Net cash provided by operating activities	5,898	15,862
Cash flows from investing activities
Acquisition of property, plant and equipment	(11,015)	(15,624)
Proceeds from sale of property, plant, and equipment	74	3,112
Cash paid for post-closing adjustments on sale of business	(3,880)	—
Cash settlements of interest rate swap	(15,420)	—
Net cash used in investing activities	(30,241)	(12,512)
Cash flows from financing activities
Cash paid for debt issuance costs	(6,981)	(286)
Proceeds from issuance of preferred stock	61,793	—
Redemption of preferred stock	(122,434)	—
Proceeds from long-term debt	156,000	64,716
Repayments of long-term debt	(77,442)	(9,078)
Repayments of short-term debt, net	(1,321)	(411)
Other	(2,685)	(1,523)
Net cash provided by financing activities	6,930	53,418
Effect of exchange rate changes on cash flows	818	(5,776)
Net change in cash and cash equivalents	(16,595)	50,992
Cash and cash equivalents at beginning of period (1)	48,138	31,703
Cash and cash equivalents at end of period (1)	$31,543	$82,695
_______________________________
(1) Cash and cash equivalents include $12.2 million and $13.8 million of cash and cash equivalents that were included in current assets of discontinued operations as of June 30, 2020, and December 31, 2019, respectively.

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)
Note 1. Interim Financial Statements
Nature of Business
NN, Inc. is a global diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies primarily for the automotive, general industrial, electrical, aerospace, defense, and medical markets. As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries.
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited. The Condensed Consolidated Balance Sheet as of December 31, 2020, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2021. Historical periods presented reflect reclassifications for discontinued operations (see Note 2). In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three and six months ended June 30, 2021 and 2020; financial position as of June 30, 2021, and December 31, 2020; and cash flows for the six months ended June 30, 2021 and 2020, on a basis consistent with our audited consolidated financial statements other than the adoption of new accounting standards (see Accounting Standards Recently Adopted section below). These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly the Company’s financial position and operating results for the interim periods.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the interim financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2020 Annual Report. The results for the three and six months ended June 30, 2021, are not necessarily indicative of results for the year ending December 31, 2021, or any other future periods.
Except for per share data or as otherwise indicated, all U.S. dollar amounts and share counts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.
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
In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, (“ASU 2021-04”) which clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, ASU 2021-04 requires the issuer to treat a modification of an equity-classified warrant as an exchange of the original warrant. The difference between the fair value of the modified warrant and the fair value of the warrant immediately before modification is then recognized as an issuance cost or discount of the related transaction. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. ASU 2021-04 should be applied prospectively to modifications or exchanges occurring after the effective date. Either the full or modified retrospective adoption method is allowed. We do not have any equity-classified written call options that would be subject to this guidance. Therefore, we do not expect any impact on our consolidated financial statements and related disclosures.

Note 2. Discontinued Operations
In October 2020, we closed on the sale of our Life Sciences business under the terms of a Stock Purchase Agreement (the “SPA”) with affiliates of American Securities LLC for $753.3 million cash. The SPA includes a potential earnout payment of up to $70 million based on the performance of the Life Sciences business during the year ending December 31, 2022, measured by Adjusted EBITDA targets, as defined by the SPA. After working capital and other closing adjustments, we received cash proceeds at closing of $757.2 million and paid $3.9 million to the buyer during the six months ended June 30, 2021, for post-closing adjustments.
Under the terms of a transition services agreement, we provided certain support services after the sale. In accordance with the terms of the SPA, we agreed to indemnify the buyer for certain tax liabilities on its consolidated federal income tax return related to the Life Sciences business during the portion of the year ended December 31, 2020, prior to the change in ownership on October 6, 2020. We estimate that the tax indemnification will result in a payment of approximately $1.2 million to the buyer during the year ending December 31, 2021, and we have recorded this estimated obligation in the “Other current liabilities” line item on the Condensed Consolidated Balance Sheets as of June 30, 2021, and December 31, 2020.
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

The following table presents the operating results of the discontinued operations.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Net sales	$71,888	$155,420
Cost of sales (exclusive of depreciation and amortization shown separately below)	50,331	108,094
Selling, general, and administrative expense	5,619	14,024
Depreciation and amortization	11,874	23,701
Goodwill impairment	—	146,757
Other operating income, net	(6)	(3)
Income (loss) from operations	4,070	(137,153)
Interest expense	12,340	25,610
Other expense (income), net	334	(90)
Loss from discontinued operations before costs of disposal and benefit for income taxes	(8,604)	(162,673)
Benefit for income taxes	5,457	19,644
Loss from discontinued operations before costs of disposal	(3,147)	(143,029)
Costs of disposal of discontinued operations (1)	(1,099)	(1,358)
Benefit for income taxes on costs of disposal	64	91
Loss from discontinued operations, net of tax	$(4,182)	$(144,296)
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

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Interest on debt	$11,214	$23,350
Amortization of debt issuance costs	1,251	2,477
Capitalized interest	(182)	(405)
Other	57	188
Total interest expense of discontinued operations	$12,340	$25,610

The following table presents the significant noncash items and cash paid for capital expenditures of discontinued operations for the historical period presented.

Six Months Ended June 30, 2020
Depreciation and amortization	$23,701
Goodwill impairment	146,757
Amortization of debt issuance costs	2,477
Acquisition of property, plant and equipment	6,036
Right-of-use assets obtained in exchange for new finance lease liabilities	696
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	6,064
_______________________________
(1) Includes new leases, renewals, and modifications.

Note 3. Segment Information
Our business is aggregated into the following two reportable segments:
•Mobile Solutions, which is focused on growth in the automotive and general industrial end markets; and
•Power Solutions, which is focused on growth in the electrical, general industrial, automotive, aerospace, defense, and medical end markets.
These divisions are considered our two operating segments as each engages in business activities for which it earns revenues and incurs expenses, discrete financial information is available for each, and this is the level at which the chief operating decision maker reviews discrete financial information for purposes of allocating resources and assessing performance. Historically, we had a third operating segment, Life Sciences, that was focused on growth in the medical end market. See Note 2 for information regarding the sale of the Life Sciences business on October 6, 2020. The results of the Life Sciences business are classified as discontinued operations for the three and six months ended June 30, 2020, and therefore are not included in the tabular presentation below.
The following tables present results of continuing operations by reportable segment.

	Mobile Solutions	Power Solutions	Corporate and Consolidations		Total
Three Months Ended June 30, 2021
Net sales	$73,886	$49,271	$—	(a)	$123,157
Income (loss) from operations	2,509	2,875	(6,972)		$(1,588)
Interest expense					(3,573)
Other					(1,680)
Loss from continuing operations before income taxes and share of net income from joint venture					$(6,841)
Three Months Ended June 30, 2020
Net sales	$41,037	$37,491	$4	(a)	$78,532
Income (loss) from operations	(4,592)	1,454	(8,039)		$(11,177)
Interest expense					(6,356)
Other					1,215
Loss from continuing operations before income taxes and share of net income from joint venture					$(16,318)

	Mobile Solutions	Power Solutions	Corporate and Consolidations		Total
Six Months Ended June 30, 2021
Net sales	$151,662	$98,346	$(47)	(a)	$249,961
Income (loss) from operations	8,599	5,307	(14,516)		$(610)
Interest expense					(5,597)
Other					(7,698)
Loss from continuing operations before income taxes and share of net income from joint venture					$(13,905)

Six Months Ended June 30, 2020
Net sales	$110,921	$83,892	$(68)	(a)	$194,745
Goodwill impairment	—	92,942	—		92,942
Loss from operations	(4,328)	(88,880)	(21,819)		$(115,027)
Interest expense					(10,163)
Other					(329)
Loss from continuing operations before income taxes and share of net income from joint venture					$(125,519)
_______________________________
(a)Includes elimination of intersegment transactions occurring during the ordinary course of business.

As of June 30, 2021, and December 31, 2020, one customer represented 11% and 11%, respectively, of consolidated accounts receivable. Amounts due from this customer are primarily related to Mobile Solutions.

Note 4. Inventories
Inventories are comprised of the following amounts:

	June 30, 2021	December 31, 2020
Raw materials	$27,456	$22,589
Work in process	25,764	20,758
Finished goods	21,550	19,170
Total inventories	$74,770	$62,517

Note 5. Goodwill
During the first quarter of 2020, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The decline in market capitalization was a triggering event that caused us to perform a goodwill impairment analysis as of March 31, 2020. The goodwill impairment analysis required significant judgments to calculate the fair value for the Power Solutions reporting unit, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for the operating segment, and determination of weighted average cost of capital. Our forecasts used in the goodwill impairment analysis reflected our expectations of declines in sales resulting from COVID-19. Significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, costs to produce, discount rate, and estimated capital needs. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The carrying value of the Power Solutions reporting unit exceeded the estimated fair value as of the March 31, 2020, analysis. As a result of our analysis, we recorded an impairment loss on goodwill of $92.9 million to the “Goodwill impairment” line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of June 30, 2021, and December 31, 2020, there was no remaining goodwill balance.

Note 6. Intangible Assets, Net
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2020	$29,062	$74,003	$103,065
Amortization	(1,677)	(5,497)	(7,174)
Balance as of June 30, 2021	$27,385	$68,506	$95,891
Intangible assets are tested for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. As of June 30, 2021, and December 31, 2020, there were no indicators of impairment.

Note 7. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2020	$26,983
Share of earnings	2,614
Foreign currency translation gain	300
Balance as of June 30, 2021	$29,897

Note 8. Income Taxes
Our effective tax rate for continuing operations was 3.4% and 7.1% for the three and six months ended June 30, 2021, respectively, and (13.3)% and (0.6)% for the three and six months ended June 30, 2020, respectively. The effective tax rate for the three and six months ended June 30, 2021, differs from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. In addition, the effective tax rate was unfavorably impacted by U.S. tax on the earnings of foreign subsidiaries under the global intangible low-taxed income (“GILTI”) regime.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The provisions of the legislation had a significant impact on our effective tax rate and income tax receivable as of and for the six months ended June 30, 2020. Under the CARES Act, NOLs arising in tax years beginning after December 31, 2017, were carried back to preceding tax years when the federal tax rate was 35% rather than the currently enacted 21%. The effective tax rate for the three and six months ended June 30, 2020, was also adversely impacted by the effect of the non-deductible goodwill impairment on the estimated annual effective tax rate and the impact of the minimum GILTI tax, partially offset by impacts from the CARES Act.

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

The following table presents debt balances as of June 30, 2021, and December 31, 2020.

	June 30, 2021	December 31, 2020
Term Loan Facility	$149,625	$—
Senior Secured Term Loan	—	47,728
Incremental Term Loan	—	22,716
International lines of credit and other loans	12,171	14,418
Total principal	161,796	84,862
Less-current maturities of long-term debt	4,808	4,885
Principal, net of current portion	156,988	79,977
Less-unamortized debt issuance costs and discount (1)	6,260	952
Long-term debt, net of current portion	$150,728	$79,025
_______________________________
(1) In addition to this amount, costs of $0.8 million related to the ABL Facility were recorded in other non-current assets as of June 30, 2021, and $1.8 million related to the Senior Secured Revolver were recorded in other non-current assets as of December 31, 2020.

We capitalized interest costs of $0.1 million and less than $0.1 million in the three months ended June 30, 2021 and 2020, respectively, and $0.1 million and $0.1 million in the six months ended June 30, 2021 and 2020, respectively, related to construction in progress.
Term Loan Facility
Outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month LIBOR (subject to a 1.000% floor) plus an applicable margin of 6.875% or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. At June 30, 2021, the Term Loan Facility bore interest, based on one-month LIBOR, at 7.875%.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all assets other than accounts receivable and inventory and has a second lien on accounts receivable and inventory. We were in compliance with all requirements under the Term Loan Facility as of June 30, 2021.
The Term Loan Facility was issued at a $3.8 million discount. We capitalized an additional $2.8 million in new debt issuance costs related to the Term Loan Facility. Debt issuance costs and original issue discount related to the Term Loan Facility are recorded as a direct reduction to the carrying amount of the associated long-term debt and amortized over the term of the debt.
ABL Facility
The ABL Facility provides for a senior secured revolving credit facility in the amount of $50.0 million, of which $30.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the ABL Facility bear interest on a variable rate structure plus an interest rate spread that is based on the average amount of aggregate revolving commitment available. The variable borrowing rate is either 1) LIBOR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We may elect whether to use one-month, three-month, or six-month LIBOR, subject to a 0.50% floor. Interest payments are due monthly on borrowings that utilize one-month LIBOR and quarterly on borrowings that utilize three-month or six-month LIBOR. At June 30, 2021, using one-month LIBOR plus a 1.75% spread, the weighted average interest rate on outstanding borrowings under the ABL Facility would have been 2.25% if there had been any balance outstanding. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility and a 0.125% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is March 22, 2026.
We had no outstanding borrowings under the ABL Facility at June 30, 2021. Total capacity under the ABL Facility was $44.2 million as of June 30, 2021, of which $30.2 million was available for future borrowings after reductions for outstanding letters of credit as of June 30, 2021. The ABL Facility has a first lien on accounts receivable and inventory. We were in compliance with all requirements under the ABL Facility as of June 30, 2021.
We capitalized a total of $0.8 million in new debt issuance costs related to the ABL Facility. Costs related to the ABL Facility are recorded in other non-current assets and amortized over the term of the agreement.

Senior Secured Term Loan
Outstanding borrowings under the Senior Secured Term Loan bore interest at one-month LIBOR (subject to a 0.75% floor) plus an applicable margin of 5.75%. During 2021 until termination, the Senior Secured Term Loan bore interest at 6.50%.
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
Debt Issuance Costs
We recognized a $2.4 million loss on extinguishment for unamortized debt issuance costs that were written off in the six months ended June 30, 2021, in connection with the termination of our previous credit facility.
Interest Rate Swap
A portion of the proceeds from the Term Loan Facility was used to settle and terminate our fixed-rate interest rate swap agreement with a cash payment of $13.7 million during the first quarter of 2021. Refer to Note 17 for further discussion of the interest rate swap agreement. On July 22, 2021, we entered into a new interest rate swap as discussed in Note 18.

Note 10. Leases
The following table contains supplemental cash flow information related to leases of continuing operations.

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$113	$94
Operating cash flows used in operating leases	7,221	7,312
Financing cash flows used in finance leases	2,370	936
Right-of-use assets obtained in exchange for new finance lease liabilities	636	710
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	—	9,334
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

Note 11. Commitments and Contingencies
Brazil ICMS Tax Matter
Prior to the acquisition of Autocam Corporation (“Autocam”) in 2014, Autocam’s Brazilian subsidiary (“Autocam Brazil”) received notification from the Brazilian tax authority regarding ICMS (state value added tax or “VAT”) tax credits claimed on intermediary materials (e.g., tooling and perishable items) used in the manufacturing process. The Brazilian tax authority notification disallowed state ICMS tax credits claimed on intermediary materials based on the argument that these items are not intrinsically related to the manufacturing processes. Autocam Brazil filed an administrative defense with the Brazilian tax authority arguing, among other matters, that it should qualify for an ICMS tax credit, contending that the intermediary materials are directly related to the manufacturing process.
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
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter. Accordingly, we don’t expect to incur a loss related to this matter even in the event of an unfavorable decision and, therefore, have not accrued an amount for the remaining matters as of June 30, 2021.
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
Other Legal Matters
On October 26, 2020, Corre Opportunities Qualified Master Fund, LP, and Corre Horizon Fund, LP, (collectively, “Corre Partners”) filed a complaint in the Chancery Court of the State of Delaware against the Company. The complaint alleged that the Company’s sale of its Life Sciences business without obtaining the prior consent of the plaintiffs was a breach of the terms of the Series B Preferred Stock. On May 13, 2021, Company entered into a cooperation agreement with Corre Partners. In connection with the cooperation agreement, on May 13, 2021, the Company also entered into a settlement agreement with Corre Partners, which resolved the complaint.
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

Note 12. Preferred Stock and Stockholders' Equity
Series D Perpetual Preferred Stock
On March 22, 2021, we completed a private placement of 65 thousand shares of newly designated Series D Perpetual Preferred Stock, with a par value of $0.01 per share (the “Series D Preferred Stock”), at a price of $1,000 per share, together with detachable warrants (the “2021 Warrants”) to purchase up to 1.9 million shares of our common stock at an exercise price of $0.01 per share. The Series D Preferred Stock has an initial liquidation preference of $1,000 per share and is redeemable at our option in cash at a redemption price equal to the liquidation preference then in effect. Series D Preferred Stock shares earn cash dividends at a rate of 10.0% per year, payable quarterly in arrears, accruing whether or not earned or declared. If no cash dividend is paid, then the liquidation preference per share effective on the dividend date increases by 12.0% per year. On March 22, 2026, the cash dividend rate and in-kind dividend rate increase by 2.5% per year. Cash dividends are required beginning on September 30, 2027.
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
As of June 30, 2021, the carrying value of the Series D Preferred Stock shares was $49.1 million which included $2.4 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value during the six months ended June 30, 2021.

Six Months Ended June 30, 2021
Beginning balance	$—
Proceeds from issuance of shares, net of issuance costs	61,793
Fair value of 2021 Warrants issued	(14,839)
Recognition of bifurcated embedded derivative	(282)
Accrual of in-kind dividends	2,123
Amortization	274
Ending balance	$49,069

Net cash proceeds of $61.8 million from the issuance of the Series D Preferred Stock, along with part of the proceeds from the Term Loan Facility, were used to redeem all of the outstanding shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”).
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

At redemption on March 22, 2021, the carrying value of the Series B Preferred Stock shares included $14.3 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series B Preferred Stock carrying value during the six months ended June 30, 2021.

Six Months Ended June 30, 2021
Beginning balance	$105,086
Accrual of in-kind dividends	14,008
Amortization	335
Redemption	(119,429)
Ending balance	$—

Preferred Share Purchase Rights
On April 15, 2020, our Board of Directors authorized and declared a dividend of one preferred share purchase right for each outstanding share of common stock to shareholders of record on April 27, 2020. The rights expired on March 31, 2021.

Note 13. Revenue from Contracts with Customers
Revenue is recognized when control of the good or service is transferred to the customer either at a point in time or, in limited circumstances, as our services are rendered over time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or services. The following tables summarize revenue by customer geographical region.

	Three Months Ended June 30, 2021
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$35,284	$39,424	$—	$74,708
China	13,219	1,282	—	14,501
Brazil	9,985	343	—	10,328
Mexico	4,829	4,349	—	9,178
Germany	1,369	96	—	1,465
Poland	904	3	—	907
Other	8,296	3,774	—	12,070
Total net sales	$73,886	$49,271	$—	$123,157

	Three Months Ended June 30, 2020
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$20,237	$30,859	$4	$51,100
China	10,726	1,252	—	11,978
Brazil	2,132	63	—	2,195
Mexico	2,456	4,119	—	6,575
Germany	851	90	—	941
Poland	341	3	—	344
Other	4,294	1,105	—	5,399
Total net sales	$41,037	$37,491	$4	$78,532

	Six Months Ended June 30, 2021
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$72,722	$79,230	$(47)	$151,905
China	27,633	2,788	—	30,421
Brazil	19,653	535	—	20,188
Mexico	9,844	7,746	—	17,590
Germany	3,136	260	—	3,396
Poland	2,084	7	—	2,091
Other	16,590	7,780	—	24,370
Total net sales	$151,662	$98,346	$(47)	$249,961

	Six Months Ended June 30, 2020
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$57,366	$69,156	$(68)	$126,454
China	18,418	2,409	—	20,827
Brazil	10,715	193	—	10,908
Mexico	7,292	6,262	—	13,554
Germany	3,001	129	—	3,130
Poland	2,099	8	—	2,107
Other	12,030	5,735	—	17,765
Total net sales	$110,921	$83,892	$(68)	$194,745

The following tables summarize revenue by customer industry. Our products in the automotive industry include high-precision components and assemblies for fuel systems, steering systems, electric motors, transmissions, moldings, stampings, sensors, and electrical contacts. Our products in the general industrial industry include high-precision metal and plastic components for a variety of industrial applications including heating and cooling systems, fluid power systems, power tools, and more. While many of the industries we serve include electrical components, our products in the residential/commercial electrical industry category in the following tables include electrical contact assemblies, precision stampings, welded contact assemblies, and specification plating and surface finishing.

	Three Months Ended June 30, 2021
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$46,247	$12,121	$—	$58,368
General Industrial	24,449	13,625	—	38,074
Residential/Commercial Electrical	—	16,798	—	16,798
Other	3,190	6,727	—	9,917
Total net sales	$73,886	$49,271	$—	$123,157

	Three Months Ended June 30, 2020
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$22,511	$6,817	$—	$29,328
General Industrial	17,178	11,345	—	28,523
Residential/Commercial Electrical	—	12,838	—	12,838
Other	1,348	6,491	4	7,843
Total net sales	$41,037	$37,491	$4	$78,532

	Six Months Ended June 30, 2021
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$96,391	$25,581	$—	$121,972
General Industrial	48,759	27,335	—	76,094
Residential/Commercial Electrical	—	31,980	—	31,980
Other	6,512	13,450	(47)	19,915
Total net sales	$151,662	$98,346	$(47)	$249,961

	Six Months Ended June 30, 2020
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$71,585	$19,181	$—	$90,766
General Industrial	35,157	23,888	—	59,045
Residential/Commercial Electrical	—	26,699	—	26,699
Other	4,179	14,124	(68)	18,235
Total net sales	$110,921	$83,892	$(68)	$194,745

Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2021, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
Sales Concentration
We recognized sales from a single customer of $13.2 million, or 11% and $26.2 million, or 11%, of consolidated net sales, during the three and six months ended June 30, 2021, respectively. We recognized sales from this customer of $9.2 million, or 12% of consolidated net sales, during the three months ended June 30, 2020. Revenues from this customer are primarily in our Mobile Solutions segment.

Note 14. Share-Based Compensation
Share-based compensation cost is recognized in the “Selling, general, and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) except for $0.2 million and $0.4 million, attributable to discontinued operations for the three and six months ended June 30, 2020, respectively. The following table lists the components of share-based compensation expense by type of award.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$59	$140	$148	$321
Restricted stock	591	936	1,139	1,828
Performance share units	450	335	699	558
Change in estimate of share-based award vesting (1)	(337)	—	(337)	—
Share-based compensation expense	$763	$1,411	$1,649	$2,707
_______________________________
(1)    Amounts reflect the decrease in share-based compensation expense based on the change in estimate of the probability of vesting of share-based awards.

Stock Options
The following table presents stock option activity for the six months ended June 30, 2021.

	Number of Options (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	871	$12.41
Exercised	(6)	7.93
Forfeited or expired	(71)	13.81
Outstanding at June 30, 2021	794	$12.32	3.6 years	$—	(1)
Exercisable at June 30, 2021	698	$12.79	3.0 years	$—	(1)
_______________________________
(1)The aggregate intrinsic value is the sum of intrinsic values for each exercisable individual option grant. The intrinsic value is the amount by which the closing market price of our stock at June 30, 2021, was greater than the exercise price of any individual option grant.

Restricted Stock
During the six months ended June 30, 2021, we granted 459 thousand shares of restricted stock to non-executive directors, officers and certain other key employees. The shares of restricted stock granted during the six months ended June 30, 2021, vest pro-rata generally over three years for employees and over one year for non-executive directors. We determined the fair value of the shares awarded by using the closing price of our common stock as of the date of grant. The weighted average grant date fair value of restricted stock granted in the six months ended June 30, 2021, was $6.84 per share. Total grant date fair value of restricted stock that vested in the six months ended June 30, 2021, was $2.8 million.

The following table presents the status of unvested restricted stock awards as of June 30, 2021, and changes during the six months then ended.

	Nonvested Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Unvested at January 1, 2021	385	$9.42
Granted	459	6.84
Vested	(303)	9.34
Forfeited	(65)	7.20
Unvested at June 30, 2021	476	$7.28

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
We recognize compensation expense over the performance period in which the performance and market conditions are measured. If the PSUs do not vest at the end of the performance periods, then the PSUs will expire automatically. Upon vesting, the PSUs will be settled by the issuance of shares of our common stock, subject to the award recipient’s continued employment. The actual number of shares of common stock to be issued to each award recipient at the end of the performance periods will be interpolated between a threshold and maximum payout amount based on actual performance results. No dividends will be paid on outstanding PSUs during the performance period; however, dividend equivalents will be paid based on dividends declared and the number of shares of common stock that are ultimately earned at the end of the performance periods.
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
The following table presents the status of unvested PSUs as of June 30, 2021, and changes during the six months then ended.

	Nonvested TSR Awards		Nonvested ROIC Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2021	138	$10.58	160	$9.13
Granted	142	8.58	172	7.20
Forfeited	(61)	9.61	(71)	8.17
Nonvested at June 30, 2021	219	$9.55	261	$8.12

Change in Vesting Estimates
During the six months ended June 30, 2021, we recognized a decrease in share-based compensation expense in continuing operations of $0.3 million in the “Selling, general, and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) to reverse cumulative expense for restricted stock and PSU awards that were forfeited upon termination of employment and were in excess of our estimated forfeiture rate.

Note 15. Accumulated Other Comprehensive Income
The following tables present the components of accumulated other comprehensive income (“AOCI”).

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance at March 31, 2021	$(34,228)	$—	$—	$(34,228)
Net other comprehensive income (loss)	4,409	—	—	4,409
Balance at June 30, 2021	$(29,819)	$—	$—	$(29,819)

Balance at March 31, 2020	$(49,501)	$(25,463)	$5,911	$(69,053)
Other comprehensive income (loss) before reclassifications	994	(1,635)	380	(261)
Amounts reclassified from AOCI to interest expense (2)	—	3,436	(798)	2,638
Net other comprehensive income (loss)	994	1,801	(418)	2,377
Balance at June 30, 2020	$(48,507)	$(23,662)	$5,493	$(66,676)

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance at December 31, 2020	$(30,881)	$(3,712)	$861	$(33,732)
Other comprehensive income (loss) before reclassifications	1,062	—	—	1,062
Amounts reclassified from AOCI to loss on interest rate swap (3)	—	3,712	(861)	2,851
Net current-period other comprehensive income (loss)	1,062	3,712	(861)	3,913
Balance at June 30, 2021	$(29,819)	$—	$—	$(29,819)

Balance at December 31, 2019	$(35,159)	$(12,234)	$2,839	$(44,554)
Other comprehensive income (loss) before reclassifications	(13,348)	(16,234)	3,770	(25,812)
Amounts reclassified from AOCI to interest expense (2)	—	4,806	(1,116)	3,690
Net current-period other comprehensive income (loss)	(13,348)	(11,428)	2,654	(22,122)
Balance at June 30, 2020	$(48,507)	$(23,662)	$5,493	$(66,676)
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

The following table summarizes the computation of basic and diluted net loss per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Loss from continuing operations	$(5,391)	$(17,566)	$(10,304)	$(125,643)
Less: Preferred stock cumulative dividends and deemed dividends	(2,211)	(3,043)	(16,740)	(5,994)
Numerator for basic and diluted loss from continuing operations per common share (1)	(7,602)	(20,609)	(27,044)	(131,637)
Loss from discontinued operations, net of tax (Note 2)	—	(4,182)	—	(144,296)
Numerator for basic and diluted undistributed net loss per common share (1)	$(7,602)	$(24,791)	$(27,044)	$(275,933)

Denominator:
Weighted average common shares outstanding	43,067	42,753	42,952	42,671
Adjustment for unvested restricted common stock	(524)	(556)	(450)	(517)
Adjustment for 2021 Warrants outstanding (2)	1,897	—	1,059	—
Shares used to calculate income (loss) per share, basic and diluted	44,440	42,197	43,561	42,154

Per common share net loss:
Basic loss from continuing operations per common share	$(0.17)	$(0.49)	$(0.62)	$(3.12)
Basic loss from discontinued operations per common share	—	(0.10)	—	(3.43)
Basic net loss per common share	$(0.17)	$(0.59)	$(0.62)	$(6.55)
Diluted loss from continuing operations per common share	$(0.17)	$(0.49)	$(0.62)	$(3.12)
Diluted loss from discontinued operations per common share	—	(0.10)	—	(3.43)
Diluted net loss per common share	$(0.17)	$(0.59)	$(0.62)	$(6.55)
Cash dividends declared per common share	$—	$—	$—	$—
_______________________________
(1) Preferred Stock does not participate in losses.
(2) Weighted average 2021 Warrants outstanding are included in shares outstanding for calculation of basic earnings per share because they are exercisable at an exercise price of $0.01 per share, subject to certain adjustments (see Note 17).
The following table presents securities that could be potentially dilutive in the future that were excluded from the calculation of diluted net loss per common share because they had an anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options	825	890	843	890
2019 Warrants	1,500	1,500	1,500	1,500
Series B Preferred Stock, as-converted	—	25,278	—	25,278
	2,325	27,668	2,343	27,668
We have elected to allocate undistributed income to participating securities based on year-to-date results. As there was no undistributed income for the three and six months ended June 30, 2021, no such allocation was necessary. In addition, given the undistributed loss from continuing operations in the three and six months ended June 30, 2021 and 2020, options and the 2019 Warrants are considered anti-dilutive and were excluded from the calculation of diluted net loss per share. Stock options excluded from the calculations of diluted net loss per share had a per share exercise price ranging from $7.93 to $25.16 for the three months ended June 30, 2021, and $7.93 to $25.16 for three months ended June 30, 2020. Stock options excluded from the calculations of diluted net income (loss) per share had a per share exercise price ranging from $7.93 to $25.16 for the six months ended June 30, 2021, and $7.93 to $25.16 for six months ended June 30, 2020. The 2019 Warrants excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2021, had a per share exercise price of $11.49. Series B Preferred Stock excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2020, was calculated on an as-converted basis.

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
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and long-term debt. As of June 30, 2021, the carrying values of these financial instruments approximated fair value.
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
•Warrants. The warrants issued with the Series B Preferred Stock (the “2019 Warrants”) are exercisable, in full or in part, at any time prior to December 11, 2026. The original exercise price was $12.00 per share, subject to anti-dilution adjustments in the event of future below market issuances, stock splits, stock dividends, combinations or similar events. The issuance of the 2021 Warrants resulted in an adjusted exercise price of $11.49 per share for the 2019 Warrants because the new warrants have an exercise price below market value.
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
•Warrants. The 2021 Warrants are exercisable, in full or in part, at any time prior to March 22, 2027, at an exercise price of $0.01 per share, subject to anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events.

The following tables show the liabilities measured at fair value for the above derivatives as of June 30, 2021, and December 31, 2020.

	Fair Value Measurements as of June 30, 2021
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$—	$—
Derivative liability - other non-current liabilities	13,946	—	1,510
Total	$13,946	$—	$1,510

	Fair Value Measurements as of December 31, 2020
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$—	$2,453
Derivative liability - other non-current liabilities	—	—	664
Total	$—	$—	$3,117

The following table presents the change in the above derivatives during the six months ended June 30, 2021.

Six Months Ended June 30, 2021
Beginning balance	$3,117
Issuances	15,121
Change in fair value (1)	223
Settlements	(3,005)
Ending balance	$15,456
_______________________________
(1) Changes in the fair value are recognized in the “Other expense (income), net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The fair value of the change-in-control put feature utilizes unobservable inputs based on the Company’s assessment of the probability of a change-in-control event occurring in a future period. The probability of a change-in-control event ranged from 1% to 10% as of June 30, 2021.
The leverage ratio put feature, the dividends withholding feature, and the contingent dividends feature utilized unobservable inputs based on the best information available to determine the probability of the Series B Preferred Stock remaining outstanding for future periods. These inputs included probability assessments of how long the Series B Preferred Stock would remain outstanding and whether the leverage ratio threshold would be exceeded. Inputs also included the percentage of Series B Preferred Stock held by non-U.S. resident holders and the applicable tax withholding rates for those holders. The probability of the Series B Preferred Stock remaining in future periods ranged from 3% to 2% as of December 31, 2020. The leverage ratio put feature also utilized unobservable inputs to determine the probability of the leverage ratio put being exercisable as of March 31, 2023, which ranged from 10% to 1% as of December 31, 2020. These probabilities were determined based on management’s assessment of facts and circumstances at each reporting date. An increase in these probabilities would have resulted in an increase in the derivative liability fair value. Given the Series B Preferred Stock value changed by period as a result of dividends and redemption premiums, weighted average values for these assumptions are not meaningful.
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods. The probabilities resulted in a weighted average term of 4.2 years as of June 30, 2021, and 2.4 years as of December 31, 2020.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense	$—	$3,436	$—	$4,806
Derivative payments on interest rate swap	—	—	1,717	—
Loss on interest rate swap	—	—	2,033	—
The following table presents the liabilities measured at fair value on a recurring basis for the interest rate swap as of December 31, 2020.

	Fair Value Measurements as of December 31, 2020
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$11,022	$—
Derivative liability - other non-current liabilities	—	4,357	—
Total	$—	$15,379	$—
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
On July 22, 2021, we entered into a new interest rate swap as discussed in Note 18.
Fixed Rate Debt
The fair value of our outstanding fixed-rate debt included in the “International lines of credit and other loans” line item within Note 9 to these Notes to Condensed Consolidated Financial Statements approximated carrying value as of June 30, 2021, and December 31, 2020, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The carrying value of this fixed-rate debt was $12.2 million and $14.4 million as of June 30, 2021 and December 31, 2020, respectively.

Note 18. Subsequent Event
Interest Rate Swap Agreement
On July 22, 2021, we entered into a new fixed-rate interest rate swap agreement to change the LIBOR-based component of the interest rate on a portion of our variable rate debt to a fixed rate of 1.291%. The interest rate swap has a notional amount of $60.0 million and a maturity date of July 31, 2024.

The objective of the interest rate swap is to eliminate the variability of cash flows in interest payments on the first $60.0 million of variable rate debt attributable to changes in benchmark one-month LIBOR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month LIBOR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable rate debt. We designated the interest rate swap as a cash flow hedge at inception.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
NN, Inc. is a global diversified industrial company that combines advanced engineering and production capabilities with in-depth materials science expertise to design and manufacture high-precision components and assemblies primarily for the electrical, automotive, general industrial, aerospace, defense, and medical markets. As used in this Quarterly Report, the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc. and its subsidiaries.
Forward-Looking Statements
This Quarterly Report contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to NN, Inc., based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of management’s control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector; the impacts of the COVID-19 pandemic on the Company’s financial condition, business operations and liquidity; competitive influences; risks that current customers will commence or increase captive production; risks of capacity underutilization; quality issues; availability of raw materials; currency and other risks associated with international trade; our dependence on certain major customers, some of whom are not parties to long-term agreements (and/or are terminable on short notice); the impact of acquisitions and divestitures; the level of our indebtedness; the restrictions contained in our debt agreements; our ability to obtain financing at favorable rates, if at all, and to refinance existing debt as it matures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; and other risk factors and cautionary statements listed from time-to-time in our periodic reports filed with the Securities and Exchange Commission. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements included herein or therein to reflect future events or developments.
For additional information concerning such risk factors and cautionary statements, please see the sections titled “Item 1A. Risk Factors” in the 2020 Annual Report and this Quarterly Report.
Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the six months ended June 30, 2021, that management believes are important to provide an understanding of the business and results of operations or that may influence operations in the future.
Global COVID-19 Pandemic
The COVID-19 pandemic continues to disrupt the United States and global economy, and we cannot predict when a full economic recovery will occur. Although product volumes are beginning to return to more normalized levels and our operating results in 2021 reflect momentum in the recovery of our business from the effects of the COVID-19 pandemic, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread in the United States and across the globe. The impact of the Delta variant cannot be predicted at this time and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant, and the response by governmental bodies and regulators. Further surges in COVID-19 infection rates could result in the reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations. The spread of COVID-19 and the responses thereto have created a disruption in the manufacturing, delivery, and overall supply chain of automobile manufacturers and suppliers, as well as disruption within the power industry. Global vehicle production decreased significantly in 2020, but production has since ramped back up. Disruptions of normal supply chains have caused challenges in obtaining raw materials we use in the manufacture of some of our products. We have been increasing our inventories in the current year to mitigate the risk of supply chain disruption for our customers. A worldwide semiconductor chip shortage is beginning to affect automotive original equipment manufacturers, causing unpredictable volumes. The rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on our business, financial condition, results of operations, and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 pandemic.
While managing decreased demand in many regions across the globe, we are now operating at all of our business locations. We have implemented training and recruiting programs to address labor shortages. We are focused on the safety of our employees, customers, and suppliers. We have developed and implemented processes to ensure a safe environment for our employees and any visitors to our facilities, including providing personal protective equipment and establishing social distancing protocols and temperature checks. We are actively promoting vaccination among our employees. These processes include recommendations based on guidelines from the Centers for Disease Control and Prevention and the World Health Organization. The health and safety of our employees remains our top priority.
We have undertaken a number of permanent and temporary actions to manage the evolving situation, as described in our 2020 Annual Report. We continue to streamline facilities and implement cost savings initiatives. Capital expenditures and travel costs remain at relatively low levels. We refinanced our credit facility and preferred stock in the first quarter as discussed below.
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
Outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month LIBOR (subject to a 1.000% floor) plus an applicable margin of 6.875% or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. At June 30, 2021, the Term Loan Facility bore interest, based on one-month LIBOR, at 7.875%. The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all assets other than accounts receivable and inventory and has a second lien on accounts receivable and inventory. We were in compliance with all requirements under the Term Loan Facility as of June 30, 2021.
The ABL Facility provides for a senior secured revolving credit facility in the amount of $50.0 million, of which $30.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the ABL Facility bear interest on a variable rate structure plus an interest rate spread that is based on the average amount of aggregate revolving commitment available. The variable borrowing rate is either 1) LIBOR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We may elect whether to use one-month, three-month, or six-month LIBOR, subject to a 0.50% floor. Interest payments are due monthly on borrowings that utilize one-month LIBOR and quarterly on borrowings that utilize three-month or six-month LIBOR. At June 30, 2021, using one-month LIBOR plus a 1.75% spread, the weighted average interest rate on outstanding borrowings under the ABL Facility would have been 2.25% if there had been any balance outstanding. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility and a 0.125% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is March 22, 2026.
We had no outstanding borrowings under the ABL Facility at June 30, 2021. Total capacity under the ABL Facility was $44.2 million as of June 30, 2021, of which $30.2 million was available for future borrowings after reductions for outstanding letters of credit as of June 30, 2021. The ABL Facility has a first lien on accounts receivable and inventory. We were in compliance with all requirements under the ABL Facility as of June 30, 2021.
Preferred Stock
On March 22, 2021, we completed a private placement of 65 thousand shares of newly designated Series D Perpetual Preferred Stock, with a par value of $0.01 per share (the “Series D Preferred Stock”), at a price of $1,000 per share, together with detachable warrants (the “2021 Warrants”) to purchase up to 1.9 million shares of our common stock at an exercise price of $0.01 per share. The Series D Preferred Stock has an initial liquidation preference of $1,000 per share and is redeemable at our option in cash at a redemption price equal to the liquidation preference then in effect. Series D Preferred Stock shares earn cash dividends at a rate of 10.0% per year, payable quarterly in arrears, accruing whether or not earned or declared. If no cash dividend is paid, then the liquidation preference per share effective on the dividend date increases by 12.0% per year. On March 22, 2026, the cash dividend rate and in-kind dividend rate increase by 2.5% per year. Cash dividends are required beginning on September 30, 2027.
Net cash proceeds of $61.8 million from the issuance of the Series D Preferred Stock, along with part of the proceeds from the Term Loan Facility, were used to redeem all of the outstanding shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The total redemption cash payment was $118.4 million.

Sales Concentration
We recognized sales from a single customer of $13.2 million, or 11% and $26.2 million, or 11%, of consolidated net sales, during the three and six months ended June 30, 2021, respectively. We recognized sales from this customer of $9.2 million, or 12% of consolidated net sales, during the three months ended June 30, 2020. Revenues from this customer are primarily in our Mobile Solutions segment.

Three Months Ended June 30, 2021, compared to the Three Months Ended June 30, 2020

	Three Months Ended June 30,
	2021	2020	$ Change
Net sales	$123,157	$78,532	$44,625
Organic growth				$42,123
Foreign exchange effects				2,502
Cost of sales (exclusive of depreciation and amortization shown separately below)	99,797	65,058	34,739
Selling, general, and administrative expense	13,585	14,273	(688)
Depreciation and amortization	11,687	11,327	360
Other operating income, net	(324)	(949)	625
Loss from operations	(1,588)	(11,177)	9,589
Interest expense	3,573	6,356	(2,783)
Other expense (income), net	1,680	(1,215)	2,895
Loss from continuing operations before benefit (provision) for income taxes and share of net income from joint venture	(6,841)	(16,318)	9,477
Benefit (provision) for income taxes	231	(2,175)	2,406
Share of net income from joint venture	1,219	927	292
Loss from continuing operations	(5,391)	(17,566)	12,175
Loss from discontinued operations, net of tax	—	(4,182)	4,182
Net loss	$(5,391)	$(21,748)	$16,357
Net Sales. Net sales increased by $44.6 million, or 57%, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to higher demand within all markets that were negatively impacted by the COVID-19 pandemic in the prior year and new business in the general industrial market. In addition, sales were positively impacted by increased selling prices for precious metals allowed under customer contracts due to the sharp rise in underlying commodities costs compared with the same period of 2020. These increases were partially offset by decreased demand for smart meter components due to inventory adjustments at a key customer. Sales of components to the medical industry experienced recovery in the current period compared to the same period of 2020 when many elective surgeries were delayed as a result of the COVID-19 pandemic. We also realized favorable foreign exchange effects of $2.5 million.
Cost of Sales. Cost of sales increased by $34.7 million, or 53%, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to variable costs associated with the above-noted sales increase. In addition, cost of sales increased due to the reintroduction of employee-related costs suspended in the prior year due to the pandemic, such as benefits and overtime hours. These increases were partially offset by favorable overhead absorption due to the increase in inventory.
Selling, General, and Administrative Expense. Selling, general, and administrative expense decreased by $0.7 million during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to cost reduction initiatives that drove decreases in personnel and professional fees.
Other Operating Income, Net. Other operating income, net, changed unfavorably by $0.6 million primarily due to a gain on the sale of a building in Fairfield, Ohio, during the three months ended June 30, 2020.
Interest Expense.  Interest expense decreased by $2.8 million during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to settlements on the interest rate swap in the prior year that were recognized in interest expense while the hedge was effective.

	Three Months Ended June 30,
	2021	2020
Interest on debt	$3,110	$2,304
Interest rate swap settlements	—	3,436
Amortization of debt issuance costs and discount	313	445
Capitalized interest	(80)	(45)
Other	230	216
Total interest expense	$3,573	$6,356
Other Expense (Income), Net. Other expense (income), net, changed unfavorably by $2.9 million during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due to noncash derivative mark-to-market losses, less favorable foreign exchange effects associated with intercompany borrowings, and a litigation settlement reached during the current quarter.
Benefit (Provision) For Income Taxes. Our effective tax rate was 3.4% for the three months ended June 30, 2021, compared to (13.3)% for the three months ended June 30, 2020. The difference in rates is primarily due to the estimated impacts of GILTI and the CARES Act. Note 8 in the Notes to Condensed Consolidated Financial Statements describes the effective income tax rate for each period presented.
Share of Net Income from Joint Venture. Our share of net income from the joint venture increased during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to improved profits resulting from higher sales volumes, expanding variable margins as a result of successful process improvement initiatives and improved product mix, and fixed cost reduction actions.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended June 30,
	2021	2020	$ Change
Net sales	$73,886	$41,037	$32,849
Organic growth				$31,013
Foreign exchange effects				1,836
Income (loss) from operations	$2,509	$(4,592)	$7,101
Net sales increased by $32.8 million during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to higher demand within all markets which were negatively impacted by the COVID-19 pandemic in the prior year, new business in the general industrial market, and favorable foreign exchange effects of $1.8 million.
Income from operations increased by $7.1 million during the three months ended June 30, 2021, compared to the same period in the prior year primarily due to the contribution generated from the above-noted sales increase. Moreover, we built up inventory in the three months ended June 30, 2021, which resulted in favorable overhead absorption during the quarter. These positive impacts were partially offset by the reintroduction of employee-related costs suspended in the prior year due to the pandemic, such as travel, benefits and overtime hours.
POWER SOLUTIONS

	Three Months Ended June 30,
	2021	2020	$ Change
Net sales	$49,271	$37,491	$11,780
Organic growth				$11,114
Foreign exchange effects				666
Income from operations	$2,875	$1,454	$1,421
Net sales increased by $11.8 million during the three months ended June 30, 2021, compared to the three months ended June 30, 2020 primarily due to higher demand within the end markets which were negatively impacted by the COVID-19 pandemic in the prior year. Sales were also positively impacted by increased selling prices for precious metals allowed under customer contracts due to the sharp rise in underlying commodities costs compared with the same period in 2020. Sales of components to the medical industry experienced recovery in the current period compared to the same period of 2020 when many elective surgeries were delayed as a result of the COVID-19 pandemic.
Income from operations increased by $1.4 million compared to the same period in the prior year primarily due to the contribution generated from the above-noted sales increase, partially offset by the reintroduction of employee-related costs suspended in the prior year due to the pandemic, such as travel, benefits and overtime hours.
Six Months Ended June 30, 2021, compared to the Six Months Ended June 30, 2020

	Six Months Ended June 30,
	2021	2020	$ Change
Net sales	$249,961	$194,745	$55,216
Organic growth				$53,371
Foreign exchange effects				1,845
Cost of sales (exclusive of depreciation and amortization shown separately below)	199,485	159,536	39,949
Selling, general, and administrative expense	28,160	30,433	(2,273)
Depreciation and amortization	23,255	22,684	571
Goodwill impairment	—	92,942	(92,942)
Other operating expense (income), net	(329)	4,177	(4,506)
Loss from operations	(610)	(115,027)	114,417
Interest expense	5,597	10,163	(4,566)
Loss on extinguishment of debt and write-off of debt issuance costs	2,390	—	2,390
Derivative payments on interest rate swap	1,717	—	1,717
Loss on interest rate swap	2,033	—	2,033
Other expense, net	1,558	329	1,229
Loss from continuing operations before benefit (provision) for income taxes and share of net income from joint venture	(13,905)	(125,519)	111,614
Benefit (provision) for income taxes	987	(780)	1,767
Share of net income from joint venture	2,614	656	1,958
Loss from continuing operations	(10,304)	(125,643)	115,339
Loss from discontinued operations, net of tax	—	(144,296)	144,296
Net loss	$(10,304)	$(269,939)	$259,635
Net Sales. Net sales increased by $55.2 million, or 28%, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to higher demand within all markets that were negatively impacted by the COVID-19 pandemic in the prior year and favorable foreign exchange effects of $1.8 million. In addition, sales were positively impacted by increased selling prices for precious metals allowed under customer contracts due to the sharp rise in underlying commodities costs compared with the same period of 2020.
Cost of Sales.  Cost of sales increased by $39.9 million, or 25%, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to variable costs associated with the above-noted sales increase. In addition, cost of sales increased due to the reintroduction of employee-related costs suspended in the prior year due to the pandemic, such as travel, benefits and overtime hours, which was partially offset by favorable overhead absorption due to the increase in inventory.
Selling, General, and Administrative Expense.  Selling, general, and administrative expense decreased by $2.3 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to cost reduction initiatives that drove decreases in personnel costs and professional fees.
Goodwill Impairment. We recognized goodwill impairment of $92.9 million at Power Solutions in 2020, resulting in no remaining goodwill balance.
Other Operating Expense (Income), Net. Other operating expense (income), net, changed favorably by $4.5 million primarily due to charges and costs associated with asset disposals and elimination of a portion of our lease obligation as a result of our decision to vacate a portion of our corporate headquarters building in 2020. These charges were partially offset by a gain on the sale of a building in Fairfield, Ohio, in the second quarter of 2020.
Interest Expense.  Interest expense decreased by $4.6 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to settlements on the interest rate swap the prior year that were recognized in interest expense while the hedge was effective.

	Six Months Ended June 30,
	2021	2020
Interest on debt	$4,549	$4,155
Interest rate swap settlements	—	4,806
Amortization of debt issuance costs and discount	718	871
Capitalized interest	(111)	(134)
Other	441	465
Total interest expense	$5,597	$10,163
Loss on Extinguishment of Debt and Write-off of Debt Issuance Costs. We recognized $2.4 million for the write-off of unamortized debt issuance costs that were associated with the credit facility that was terminated in March 2021.
Derivative Payments on Interest Rate Swap. Derivative payments on interest rate swap represent cash settlements of the interest rate swap after hedge accounting was discontinued in October 2020. Prior to October 2020, interest rate swap settlements were recognized in interest expense. The interest rate swap was terminated in the first quarter of 2021.
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
Other Expense, Net. Other expense, net, changed unfavorably by $1.2 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, due to a litigation settlement reached during the current quarter, partially offset by more favorable foreign exchange effects associated with intercompany borrowings.
Benefit (Provision) for Income Taxes. Our effective tax rate was 7.1% for the six months ended June 30, 2021, compared to (0.6)% for the six months ended June 30, 2020. The difference in rates is primarily due to the estimated impacts of GILTI and the CARES Act. Note 8 in the Notes to Condensed Consolidated Financial Statements describes the effective income tax rate for each period presented.
Share of Net Income from Joint Venture. Share of net income from the JV increased during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to improved profits from expanding variable margins as a result of successful process improvement initiatives and improved product mix, and fixed cost reduction actions.
Results by Segment
MOBILE SOLUTIONS

	Six Months Ended June 30,
	2021	2020	$ Change
Net sales	$151,662	$110,921	$40,741
Organic growth				$39,589
Foreign exchange effects				1,152
Income (loss) from operations	$8,599	$(4,328)	$12,927
Net sales increased by $40.7 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to higher demand within all markets which were negatively impacted by the COVID-19 pandemic in the prior year, new business in the general industrial market, and favorable foreign exchange effects.
Income (loss) from operations increased by $12.9 million compared to the same period in the prior year primarily due to contribution generated from the above-noted sales increase. Moreover, we built up inventory in the six months ended June 30, 2021, which resulted in favorable overhead absorption during the period. These positive impacts were partially offset by the reintroduction of employee-related costs suspended in the prior year due to the pandemic, such as travel, benefits and overtime hours.

POWER SOLUTIONS

	Six Months Ended June 30,
	2021	2020	$ Change
Net sales	$98,346	$83,892	$14,454
Organic growth				$13,761
Foreign exchange effects				693
Goodwill impairment	$—	$(92,942)	$92,942
Income (loss) from operations	$5,307	$(88,880)	$94,187
Net sales increased by $14.5 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to higher demand within the end markets which were negatively impacted by the COVID-19 pandemic in the prior year. Sales were also positively impacted by increased selling prices for precious metals allowed under customer contracts due to the sharp rise in underlying commodities costs compared to the same period of 2020.
Income (loss) from operations increased by $94.2 million compared to the same period in the prior year primarily due to a goodwill impairment loss of $92.9 million recognized in the first quarter of 2020. In addition, income from operations increased due to the contribution generated from the above-noted sales increase and higher precious metals commodities prices. These favorable impacts were partially offset by the reintroduction of employee-related costs suspended in the prior year due to the pandemic, such as travel, benefits and overtime hours.
Changes in Financial Condition from December 31, 2020, to June 30, 2021
Overview
From December 31, 2020, to June 30, 2021, total assets decreased by $11.4 million primarily due to normal depreciation and amortization of fixed assets, lease right-of-use assets, and intangible assets. These decreases were partially offset by capital expenditures and increases in inventories during the six months ended June 30, 2021. Inventories increased as a result of a strategic decision to mitigate potential supply chain issues for our customers.
From December 31, 2020, to June 30, 2021, total liabilities increased by $66.4 million, primarily due to the refinancing of our credit facilities and redeeming the Series B Preferred Stock with debt.
Working capital, which consists of current assets less current liabilities, was $122.5 million as of June 30, 2021, compared to $112.0 million as of December 31, 2020. The increase in working capital was primarily due to the increase in inventories discussed above.
Cash Flows
Cash provided by operations was $5.9 million for the six months ended June 30, 2021, compared with cash provided by operations of $15.9 million for the six months ended June 30, 2020. The difference was primarily due to $8.0 million in current year income tax payments and building inventory levels during the current year to mitigate potential supply chain issues for our customers.
Cash used in investing activities was $30.2 million for the six months ended June 30, 2021, compared with cash used in investing activities of $12.5 million for the six months ended June 30, 2020. The difference was primarily due to cash paid to settle the interest rate swap and post-closing adjustment on the sale of the Life Sciences business, partially offset by lower capital expenditures in the current year.
Cash provided by financing activities was $6.9 million for the six months ended June 30, 2021, compared with cash provided by financing activities of $53.4 million for the six months ended June 30, 2020. The difference was primarily due to $11.9 million net inflow from the debt and preferred stock refinancing in the current year compared to the $62.5 million draw on the Senior Secured Revolver in the prior year.

Liquidity and Capital Resources
Credit Facilities
The principal amount outstanding under our Term Loan Facility as of June 30, 2021, was $149.6 million, without regard to unamortized debt issuance costs and discount. As of June 30, 2021, we had unused borrowing capacity of $30.2 million under the ABL Facility, subject to certain limitations. This amount of borrowing capacity is net of $14.0 million of outstanding letters of credit at June 30, 2021, which are considered as usage of the ABL Facility. This amount includes approximately $0.8 million of duplicate letters of credit that remained outstanding at June 30 but were terminated during the third quarter after transition to a new guarantor bank was completed.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. If one-month LIBOR is less than 1.00%, then we pay 7.875% per annum in interest. If one-month LIBOR exceeds 1.000%, then we pay the variable one-month LIBOR plus an applicable margin of 6.875%. Based on the interest rate in effect at June 30, 2021, annual interest payments would be approximately $11.8 million. On July 22, 2021, we entered into a new interest rate swap as discussed in Note 18 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report. Based on the interest rate in effect at June 30, 2021, and the fixed rate on the new interest rate swap, annual interest payments would be approximately $12.0 million.
The ABL Facility bears interest on a variable rate structure with borrowings bearing interest at one-month LIBOR plus an applicable margin of 1.75%. The interest rate in effect at June 30, 2021, was 2.25%. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility.
We were in compliance as of June 30, 2021, with all requirements under our Term Loan Facility and ABL Facility. Both credit facilities allow for optional expansion of available borrowings, subject to certain terms and conditions.
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
Critical Accounting Policies
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2020 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2020 Annual Report. There have been no changes to these policies during the six months ended June 30, 2021, except as discussed in Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.
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

On July 22, 2021, we entered into a new fixed-rate interest rate swap agreement to change the LIBOR-based component of the interest rate on a portion of our variable rate debt to a fixed rate of 1.291%. The interest rate swap has a notional amount of $60.0 million and a maturity date of July 31, 2024.
The objective of the interest rate swap is to eliminate the variability of cash flows in interest payments on the first $60.0 million of variable rate debt attributable to changes in benchmark one-month LIBOR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month LIBOR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable rate debt. We designated the interest rate swap as a cash flow hedge at inception.
At June 30, 2021, we had $149.6 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month LIBOR would have resulted in a net increase in interest expense of $0.2 million on an annualized basis due to the fact that the Term Loan Facility is subject to a LIBOR floor of 1.00% and one-month LIBOR was below the floor as of June 30, 2021. The new interest rate swap discussed above would have reduced the impact by approximately $0.1 million if it had been in place on June 30, 2021.
We had no outstanding borrowings under the ABL Facility at June 30, 2021.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We participate in various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. From time to time, we may use foreign currency derivatives to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency derivatives as of June 30, 2021.

Item 4.Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
As disclosed in Note 11 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, we are engaged in certain legal proceedings, and the disclosure set forth in Note 11 relating to legal proceedings is incorporated herein by reference.

Item 1A.Risk Factors
There have been no material changes to the risk factors disclosed in the 2020 Annual Report under Item 1A, “Risk Factors.”

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
April 2021	—	$—	—	—
May 2021	—	—	—	—
June 2021	2,489	7.35	—	—
Total	2,489	$7.35	—	—
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

10.1
Cooperation Agreement, dated May 13, 2021, among NN, Inc., Corre Partners Management, LLC, and each of the persons listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed on May 14, 2021)

10.2*
Separation Agreement and General Release, dated as of June 14, 2021, by and between NN, Inc. and Thomas D. DeByle (incorporated by reference to Exhibit 10.1 to NN, Inc.’s Current Report on Form 8-K filed on June 15, 2021)

10.3*	Form of Separation Agreement by and between NN, Inc. and Michael C. Felcher (incorporated by reference to Exhibit 10.2 to NN, Inc.’s Current Report on Form 8-K filed on June 15, 2021)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________

* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: August 6, 2021	/s/ Warren A. Veltman
Warren A. Veltman
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: August 6, 2021	/s/ Michael C. Felcher
Michael C. Felcher
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)