Form 10-Q
period 2021-09-30
NN INC
filed 2021-11-05
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2021, there were 43,033,548 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net sales	$117,244	$113,761	$367,205	$308,506
Cost of sales (exclusive of depreciation and amortization shown separately below)	98,642	90,076	298,127	249,612
Selling, general, and administrative expense	12,181	13,745	40,341	44,178
Depreciation and amortization	11,605	11,435	34,860	34,119
Goodwill impairment	—	—	—	92,942
Other operating expense (income), net	(572)	(39)	(901)	4,138
Loss from operations	(4,612)	(1,456)	(5,222)	(116,483)
Interest expense	3,578	6,873	9,175	17,036
Loss on extinguishment of debt and write-off of debt issuance costs	—	144	2,390	144
Derivative payments on interest rate swap	—	—	1,717	—
Loss on interest rate swap	—	—	2,033	—
Other expense (income), net	(4,346)	(262)	(2,788)	67
Loss from continuing operations before benefit (provision) for income taxes and share of net income from joint venture	(3,844)	(8,211)	(17,749)	(133,730)
Benefit (provision) for income taxes	(375)	8,715	612	7,935
Share of net income from joint venture	842	1,136	3,456	1,792
Income (loss) from continuing operations	(3,377)	1,640	(13,681)	(124,003)
Income (loss) from discontinued operations, net of tax (Note 2)	—	20,330	—	(123,966)
Net income (loss)	$(3,377)	$21,970	$(13,681)	$(247,969)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$(2,612)	$6,712	$(1,550)	$(6,636)
Interest rate swap:
Change in fair value, net of tax	(176)	21	(176)	(12,443)
Reclassification adjustment for losses included in net income (loss), net of tax	22	3,148	2,873	6,838
Other comprehensive income (loss)	$(2,766)	$9,881	$1,147	$(12,241)
Comprehensive income (loss)	$(6,143)	$31,851	$(12,534)	$(260,210)
Basic net income (loss) per common share:
Income (loss) from continuing operations per common share	$(0.13)	$(0.04)	$(0.75)	$(3.16)
Income (loss) from discontinued operations per common share	—	0.49	—	(2.94)
Net income (loss) per common share	$(0.13)	$0.45	$(0.75)	$(6.10)
Weighted average common shares outstanding	44,455	42,202	43,862	42,170
Diluted net income (loss) per common share:
Income (loss) from continuing operations per common share	$(0.13)	$(0.04)	$(0.75)	$(3.16)
Income (loss) from discontinued operations per common share	—	0.49	—	(2.94)
Net income (loss) per common share	$(0.13)	$0.45	$(0.75)	$(6.10)
Weighted average common shares outstanding	44,455	42,202	43,862	42,170
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$24,611	$48,138
Accounts receivable, net	83,990	84,615
Inventories	75,321	62,517
Income tax receivable	11,742	8,800
Other current assets	11,837	11,148
Total current assets	207,501	215,218
Property, plant and equipment, net	212,468	223,690
Operating lease right-of-use assets	47,449	50,264
Intangible assets, net	92,305	103,065
Investment in joint venture	30,799	26,983
Deferred tax assets	131	—
Other non-current assets	4,053	5,742
Total assets	$594,706	$624,962
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,033	$37,435
Accrued salaries, wages and benefits	18,858	21,296
Income tax payable	1,339	3,557
Current maturities of long-term debt	3,355	4,885
Current portion of operating lease liabilities	5,505	4,797
Other current liabilities	11,983	31,261
Total current liabilities	85,073	103,231
Deferred tax liabilities	8,344	11,178
Long-term debt, net of current portion	151,323	79,025
Operating lease liabilities, net of current portion	52,417	55,053
Other non-current liabilities	21,337	17,237
Total liabilities	318,494	265,724
Commitments and contingencies (Note 11)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at September 30, 2021	51,383	—
Series B convertible preferred stock - $0.01 par value per share, 100 shares authorized, issued and outstanding at December 31, 2020	—	105,086
Stockholders' equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 42,686 and 43,034 shares issued and outstanding at December 31, 2020 and September 30, 2021, respectively	430	427
Additional paid-in capital	476,540	493,332
Accumulated deficit	(219,556)	(205,875)
Accumulated other comprehensive loss	(32,585)	(33,732)
Total stockholders’ equity	224,829	254,152
Total liabilities, preferred stock, and stockholders’ equity	$594,706	$624,962
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended September 30, 2021 and 2020
(Unaudited)

	Common Stock			Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital			Total
Balance, June 30, 2021	43,034	$430	$477,923	$(216,179)	$(29,819)	$232,355
Net loss	—	—	—	(3,377)	—	(3,377)
Dividends accrued for preferred stock	—	—	(2,314)	—	—	(2,314)
Share-based compensation expense	—	—	931	—	—	931
Change in fair value of interest rate swap, net of tax of $53	—	—	—	—	(176)	(176)
Reclassification of interest rate swap to net loss, net of tax of $7	—	—	—	—	22	22
Foreign currency translation loss	—	—	—	—	(2,612)	(2,612)
Balance, September 30, 2021	43,034	$430	$476,540	$(219,556)	$(32,585)	$224,829

	Common Stock				Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital	Warrants			Total
Balance, June 30, 2020	42,747	$427	$498,294	$1,076	$(375,222)	$(66,676)	$57,899
Net income	—	—	—	—	21,970	—	21,970
Dividends accrued for preferred stock	—	—	(3,139)	—	—	—	(3,139)
Share-based compensation expense	—	—	1,435	—	—	—	1,435
Restricted shares forgiven for taxes	(8)	—	(46)	—	—	—	(46)
Change in estimate of share-based award vesting	—	—	(577)	—	—	—	(577)
Reclassification of warrants to liabilities	—	—	—	(1,076)	—	—	(1,076)
Change in fair value of interest rate swap, net of tax of $6	—	—	—	—	—	21	21
Reclassification of interest rate swap settlement to net income, net of tax of $952	—	—	—	—	—	3,148	3,148
Foreign currency translation gain	—	—	—	—	—	6,712	6,712
Balance, September 30, 2020	42,739	$427	$495,967	$—	$(353,252)	$(56,795)	$86,347
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Common Stock			Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital			Total
Balance, December 31, 2020	42,686	$427	$493,332	$(205,875)	$(33,732)	$254,152
Net loss	—	—	—	(13,681)	—	(13,681)
Dividends accrued for preferred stock	—	—	(19,054)	—	—	(19,054)
Shares issued for option exercises	6	—	48	—	—	48
Share-based compensation expense	394	4	2,913	—	—	2,917
Restricted shares forgiven for taxes	(52)	(1)	(362)	—	—	(363)
Change in estimate of share-based award vesting	—	—	(337)	—	—	(337)
Change in fair value of interest rate swap, net of tax of $53	—	—	—	—	(176)	(176)
Reclassification of interest rate swap to net loss, net of tax of $868	—	—	—	—	2,873	2,873
Foreign currency translation loss	—	—	—	—	(1,550)	(1,550)
Balance, September 30, 2021	43,034	$430	$476,540	$(219,556)	$(32,585)	$224,829

	Common Stock				Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital	Warrants			Total
Balance, December 31, 2019	42,313	$423	$501,615	$1,076	$(105,283)	$(44,554)	$353,277
Net loss	—	—	—	—	(247,969)	—	(247,969)
Dividends accrued for preferred stock	—	—	(9,133)	—	—	—	(9,133)
Share-based compensation expense	442	4	4,138	—	—	—	4,142
Restricted shares forgiven for taxes	(16)	—	(76)	—	—	—	(76)
Change in estimate of share-based award vesting	—	—	(577)	—	—	—	(577)
Reclassification of warrants to liabilities	—	—	—	(1,076)	—	—	(1,076)
Change in fair value of interest rate swap, net of tax of $3,764	—	—	—	—	—	(12,443)	(12,443)
Reclassification of interest rate swap settlement to net loss, net of tax of $2,068	—	—	—	—	—	6,838	6,838
Foreign currency translation loss	—	—	—	—	—	(6,636)	(6,636)
Balance, September 30, 2020	42,739	$427	$495,967	$—	$(353,252)	$(56,795)	$86,347
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(13,681)	$(247,969)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of continuing operations	34,860	34,119
Depreciation and amortization of discontinued operations	—	35,731
Amortization of debt issuance costs and discount	1,049	4,981
Goodwill impairment of continuing operations	—	92,942
Goodwill impairment of discontinued operations	—	146,757
Loss on extinguishment of debt and write-off of debt issuance costs	2,390	1,532
Total derivative loss, net of cash settlements	3,750	—
Share of net income from joint venture	(3,456)	(1,792)
Compensation expense from issuance of share-based awards	2,580	3,565
Deferred income taxes	(3,720)	(61,889)
Other	(1,834)	(1,516)
Changes in operating assets and liabilities:
Accounts receivable	136	4,894
Inventories	(13,252)	4,149
Accounts payable	7,982	(1,702)
Income taxes receivable and payable, net	(5,171)	(10,753)
Other	(5,942)	16,295
Net cash provided by operating activities	5,691	19,344
Cash flows from investing activities
Acquisition of property, plant and equipment	(14,556)	(20,518)
Proceeds from sale of property, plant, and equipment	1,177	3,153
Cash paid for post-closing adjustments on sale of business	(3,880)	—
Cash settlements of interest rate swap	(15,420)	—
Net cash used in investing activities	(32,679)	(17,365)
Cash flows from financing activities
Cash paid for debt issuance costs	(7,360)	(661)
Proceeds from issuance of preferred stock	61,793	—
Redemption of preferred stock	(122,434)	—
Proceeds from long-term debt	166,000	64,716
Repayments of long-term debt	(88,058)	(17,123)
Repayments of short-term debt, net	(1,563)	(849)
Other	(3,859)	(2,142)
Net cash provided by financing activities	4,519	43,941
Effect of exchange rate changes on cash flows	(1,058)	(5,506)
Net change in cash and cash equivalents	(23,527)	40,414
Cash and cash equivalents at beginning of period (1)	48,138	31,703
Cash and cash equivalents at end of period (1)	$24,611	$72,117
_______________________________
(1) Cash and cash equivalents include $16.0 million and $13.8 million of cash and cash equivalents that were included in current assets of discontinued operations as of September 30, 2020, and December 31, 2019, respectively.

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2021
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
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited. The Condensed Consolidated Balance Sheet as of December 31, 2020, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2021. Historical periods presented reflect reclassifications for discontinued operations (see Note 2). In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three and nine months ended September 30, 2021 and 2020; financial position as of September 30, 2021, and December 31, 2020; and cash flows for the nine months ended September 30, 2021 and 2020, on a basis consistent with our audited consolidated financial statements other than the adoption of new accounting standards (see Accounting Standards Recently Adopted section below). These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly the Company’s financial position and operating results for the interim periods.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the interim financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2020 Annual Report. The results for the three and nine months ended September 30, 2021, are not necessarily indicative of results for the year ending December 31, 2021, or any other future periods.
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
Accounting Standards Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, (“ASU 2020-06”) which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. In addition, ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. Further, for the diluted earnings-per-share calculation, the new guidance requires entities to use the if-converted method for all convertible instruments and generally requires entities to include the effect of share settlement for instruments that may be settled in cash or shares, among other things. We plan to adopt ASU 2020-06 effective January 1, 2022 using the modified retrospective adoption method. We do not anticipate that the adoption will have a material impact on our consolidated financial statements and related disclosures.
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

Note 2. Discontinued Operations
In October 2020, we closed on the sale of our Life Sciences business under the terms of a Stock Purchase Agreement (the “SPA”) with affiliates of American Securities LLC for $753.3 million cash. The SPA includes a potential earnout payment of up to $70.0 million based on the performance of the Life Sciences business during the year ending December 31, 2022, measured by Adjusted EBITDA targets, as defined by the SPA. After working capital and other closing adjustments, we received cash proceeds at closing of $757.2 million in 2020 and paid $3.9 million to the buyer during the nine months ended September 30, 2021, for post-closing adjustments.
Under the terms of a transition services agreement, we provided certain support services after the sale. In accordance with the terms of the SPA, we agreed to indemnify the buyer for certain tax liabilities on its consolidated federal income tax return related to the Life Sciences business during the portion of the year ended December 31, 2020, prior to the change in ownership on October 6, 2020. We estimate that the tax indemnification will result in a payment of approximately $1.2 million to the buyer during the year ending December 31, 2021, and we have recorded this estimated obligation in the “Other current liabilities” line item on the Condensed Consolidated Balance Sheets as of September 30, 2021, and December 31, 2020.
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

The following table presents the operating results of the discontinued operations.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Net sales	$68,525	$223,944
Cost of sales (exclusive of depreciation and amortization shown separately below)	50,444	158,538
Selling, general, and administrative expense	6,164	20,189
Depreciation and amortization	12,030	35,731
Goodwill impairment	—	146,757
Other operating expense, net	24	20
Loss from operations	(137)	(137,291)
Interest expense	12,248	37,857
Loss on extinguishment of debt and write-off of debt issuance costs	1,388	1,388
Other income, net	(234)	(325)
Loss from discontinued operations before costs of disposal and benefit for income taxes	(13,539)	(176,211)
Benefit for income taxes	39,954	59,598
Income (loss) from discontinued operations before costs of disposal	26,415	(116,613)
Costs of disposal of discontinued operations (1)	(6,598)	(7,956)
Benefit for income taxes on costs of disposal	513	603
Income (loss) from discontinued operations, net of tax	$20,330	$(123,966)
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
Our previous credit facility, which was in place at the time, required us to use proceeds from the sale of the Life Sciences business to prepay a portion of our previous debt. We paid $700.0 million in the aggregate on our term loans immediately after the transaction closed on October 6, 2020. The prepayment was applied to debt in accordance with the prepayment provisions of the previous credit agreement, which was in place at the time. Average quarterly interest rates were multiplied by the required prepayment amounts to calculate interest expense to be reclassified to discontinued operations for historical periods presented. The following table summarizes the amount of interest expense related to the previous credit facility that has been reclassified to discontinued operations.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Interest on debt	$11,060	$34,410
Amortization of debt issuance costs	1,215	3,692
Capitalized interest	(114)	(519)
Other	87	274
Total interest expense of discontinued operations	$12,248	$37,857

The following table presents the significant noncash items and cash paid for capital expenditures of discontinued operations for the historical period presented.

Nine Months Ended September 30, 2020
Depreciation and amortization	$35,731
Goodwill impairment	146,757
Amortization of debt issuance costs	3,692
Loss on extinguishment of debt and write-off of debt issuance costs	1,388
Acquisition of property, plant and equipment	7,626
Right-of-use assets obtained in exchange for new finance lease liabilities	695
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	6,174
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
These divisions are considered our two operating segments as each engages in business activities for which it earns revenues and incurs expenses, discrete financial information is available for each, and this is the level at which the chief operating decision maker reviews discrete financial information for purposes of allocating resources and assessing performance. Historically, we had a third operating segment, Life Sciences, that was focused on growth in the medical end market. See Note 2 for information regarding the sale of the Life Sciences business on October 6, 2020. The results of the Life Sciences business are classified as discontinued operations for the three and nine months ended September 30, 2020, and therefore are not included in the tabular presentation below.
The following tables present results of continuing operations by reportable segment.

	Mobile Solutions	Power Solutions	Corporate and Consolidations		Total
Three Months Ended September 30, 2021
Net sales	$68,586	$48,680	$(22)	(a)	$117,244
Income (loss) from operations	(257)	1,252	(5,607)		$(4,612)
Interest expense					(3,578)
Other					4,346
Loss from continuing operations before income taxes and share of net income from joint venture					$(3,844)
Three Months Ended September 30, 2020
Net sales	$70,371	$43,415	$(25)	(a)	$113,761
Income (loss) from operations	4,953	1,143	(7,552)		$(1,456)
Interest expense					(6,873)
Other					118
Loss from continuing operations before income taxes and share of net income from joint venture					$(8,211)

	Mobile Solutions	Power Solutions	Corporate and Consolidations		Total
Nine Months Ended September 30, 2021
Net sales	$220,248	$147,026	$(69)	(a)	$367,205
Income (loss) from operations	8,342	6,559	(20,123)		$(5,222)
Interest expense					(9,175)
Other					(3,352)
Loss from continuing operations before income taxes and share of net income from joint venture					$(17,749)

Nine Months Ended September 30, 2020
Net sales	$181,292	$127,307	$(93)	(a)	$308,506
Goodwill impairment	—	92,942	—		92,942
Income (loss) from operations	625	(87,737)	(29,371)		$(116,483)
Interest expense					(17,036)
Other					(211)
Loss from continuing operations before income taxes and share of net income from joint venture					$(133,730)
_______________________________
(a)Includes elimination of intersegment transactions occurring during the ordinary course of business.

Note 4. Inventories
Inventories are comprised of the following amounts:

	September 30, 2021	December 31, 2020
Raw materials	$26,489	$22,589
Work in process	25,978	20,758
Finished goods	22,854	19,170
Total inventories	$75,321	$62,517

Note 5. Goodwill
During the first quarter of 2020, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The decline in market capitalization was a triggering event that caused us to perform a goodwill impairment analysis as of March 31, 2020. The goodwill impairment analysis required significant judgments to calculate the fair value for the Power Solutions reporting unit, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for the operating segment, and determination of weighted average cost of capital. Our forecasts used in the goodwill impairment analysis reflected our expectations of declines in sales resulting from COVID-19. Significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, costs to produce, discount rate, and estimated capital needs. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The carrying value of the Power Solutions reporting unit exceeded the estimated fair value as of the March 31, 2020, analysis. As a result of our analysis, we recorded an impairment loss on goodwill of $92.9 million to the “Goodwill impairment” line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2021, and December 31, 2020, there was no remaining goodwill balance.

Note 6. Intangible Assets, Net
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2020	$29,062	$74,003	$103,065
Amortization	(2,515)	(8,245)	(10,760)
Balance as of September 30, 2021	$26,547	$65,758	$92,305
Intangible assets are tested for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. As of September 30, 2021, and December 31, 2020, there were no indicators of impairment.

Note 7. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2020	$26,983
Share of earnings	3,456
Foreign currency translation gain	360
Balance as of September 30, 2021	$30,799

Note 8. Income Taxes
Our effective tax rate for continuing operations was (9.8)% and 3.5% for the three and nine months ended September 30, 2021, respectively, and 106.1% and 5.9% for the three and nine months ended September 30, 2020, respectively. The effective tax rate for the three and nine months ended September 30, 2021, differs from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. In addition, the effective tax rate was unfavorably impacted by U.S. tax on the earnings of foreign subsidiaries under the global intangible low-taxed income (“GILTI”) regime.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The provisions of the legislation had a significant impact on our effective tax rate and income tax receivable as of and for the nine months ended September 30, 2020. Under the CARES Act, NOLs arising in tax years beginning after December 31, 2017, were carried back to preceding tax years when the federal tax rate was 35% rather than the currently enacted 21%. The effective tax rate for the three and nine months ended September 30, 2020, was also adversely impacted by the effect of the non-deductible goodwill impairment on the estimated annual effective tax rate and the impact of the minimum GILTI tax, partially offset by impacts from the CARES Act.

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

The following table presents debt balances as of September 30, 2021, and December 31, 2020.

	September 30, 2021	December 31, 2020
Term Loan Facility	$149,250	$—
Senior Secured Term Loan	—	47,728
Incremental Term Loan	—	22,716
International lines of credit and other loans	11,398	14,418
Total principal	160,648	84,862
Less-current maturities of long-term debt	3,355	4,885
Principal, net of current portion	157,293	79,977
Less-unamortized debt issuance costs and discount (1)	5,970	952
Long-term debt, net of current portion	$151,323	$79,025
_______________________________
(1) In addition to this amount, costs of $0.7 million related to the ABL Facility were recorded in other non-current assets as of September 30, 2021, and $1.8 million related to the Senior Secured Revolver were recorded in other non-current assets as of December 31, 2020.

We capitalized interest costs of $0.2 million and $0.2 million in the nine months ended September 30, 2021 and 2020, respectively, related to construction in progress.
Term Loan Facility
Outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month LIBOR (subject to a 1.000% floor) plus an applicable margin of 6.875% or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. At September 30, 2021, the Term Loan Facility bore interest, based on one-month LIBOR, at 7.875%.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all assets other than accounts receivable and inventory and has a second lien on accounts receivable and inventory. We were in compliance with all requirements under the Term Loan Facility as of September 30, 2021.
The Term Loan Facility was issued at a $3.8 million discount. We capitalized an additional $2.8 million in new debt issuance costs related to the Term Loan Facility. Debt issuance costs and original issue discount related to the Term Loan Facility are recorded as a direct reduction to the carrying amount of the associated long-term debt and amortized over the term of the debt.
ABL Facility
The ABL Facility provides for a senior secured revolving credit facility in the amount of $50.0 million, of which $30.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the ABL Facility bear interest on a variable rate structure plus an interest rate spread that is based on the average amount of aggregate revolving commitment available. The variable borrowing rate is either 1) LIBOR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We may elect whether to use one-month, three-month, or six-month LIBOR, subject to a 0.50% floor. Interest payments are due monthly on borrowings that utilize one-month LIBOR and quarterly on borrowings that utilize three-month or six-month LIBOR. At September 30, 2021, using one-month LIBOR plus a 1.75% spread, the weighted average interest rate on outstanding borrowings under the ABL Facility would have been 2.25% if there had been any balance outstanding. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility and a 1.875% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is March 22, 2026.
We had no outstanding borrowings under the ABL Facility at September 30, 2021. Total capacity under the ABL Facility was $47.7 million as of September 30, 2021, of which $36.5 million was available for future borrowings after reductions for outstanding letters of credit as of September 30, 2021. The ABL Facility has a first lien on accounts receivable and inventory. We were in compliance with all requirements under the ABL Facility as of September 30, 2021.
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
Debt Issuance Costs
We recognized a $2.4 million loss on extinguishment for unamortized debt issuance costs that were written off in the nine months ended September 30, 2021, in connection with the termination of our previous credit facility.
Interest Rate Swaps
On July 22, 2021, we entered into a fixed-rate interest rate swap agreement to change the LIBOR-based component of the interest rate on a portion of the Term Loan Facility to a fixed rate of 1.291%. The interest rate swap has a notional amount of $60.0 million and a maturity date of July 31, 2024.
A portion of the proceeds from the Term Loan Facility was used to settle and terminate our previous fixed-rate interest rate swap agreement with a cash payment of $13.7 million during the first quarter of 2021. Refer to Note 17 for further discussion of the interest rate swap agreements.

Note 10. Leases
The following table contains supplemental cash flow information related to leases of continuing operations.

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$154	$127
Operating cash flows used in operating leases	10,369	10,739
Financing cash flows used in finance leases	3,545	1,203
Right-of-use assets obtained in exchange for new finance lease liabilities	1,541	733
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	—	9,328
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
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter. Accordingly, we don’t expect to incur a loss related to this matter even in the event of an unfavorable decision and, therefore, have not accrued an amount for the remaining matters as of September 30, 2021.
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
Other Legal Matters
On October 26, 2020, Corre Opportunities Qualified Master Fund, LP, and Corre Horizon Fund, LP, (collectively, “Corre Partners”) filed a complaint in the Chancery Court of the State of Delaware against the Company. The complaint alleged that the Company’s sale of its Life Sciences business without obtaining the prior consent of the plaintiffs was a breach of the terms of the Series B Preferred Stock. On May 13, 2021, the Company entered into a cooperation agreement with Corre Partners. In connection with the cooperation agreement, on May 13, 2021, the Company also entered into a settlement agreement with Corre Partners, which resolved the complaint.
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
As of September 30, 2021, the carrying value of the Series D Preferred Stock shares was $51.4 million, which included $4.7 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value during the nine months ended September 30, 2021.

Nine Months Ended September 30, 2021
Beginning balance	$—
Proceeds from issuance of shares, net of issuance costs	61,793
Fair value of 2021 Warrants issued	(14,839)
Recognition of bifurcated embedded derivative	(282)
Accrual of in-kind dividends	4,142
Amortization	569
Ending balance	$51,383

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

At redemption on March 22, 2021, the carrying value of the Series B Preferred Stock shares included $14.3 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series B Preferred Stock carrying value during the nine months ended September 30, 2021.

Nine Months Ended September 30, 2021
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

	Three Months Ended September 30, 2021
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$35,812	$38,313	$(22)	$74,103
China	10,849	749	—	11,598
Brazil	8,951	192	—	9,143
Mexico	4,981	4,627	—	9,608
Germany	1,080	159	—	1,239
Poland	698	3	—	701
Other	6,215	4,637	—	10,852
Total net sales	$68,586	$48,680	$(22)	$117,244

	Three Months Ended September 30, 2020
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$37,116	$35,299	$(25)	$72,390
China	12,785	1,580	—	14,365
Brazil	7,100	253	—	7,353
Mexico	4,454	3,239	—	7,693
Germany	1,400	132	—	1,532
Poland	1,342	4	—	1,346
Other	6,174	2,908	—	9,082
Total net sales	$70,371	$43,415	$(25)	$113,761

	Nine Months Ended September 30, 2021
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$108,534	$117,543	$(69)	$226,008
China	38,482	3,537	—	42,019
Brazil	28,604	727	—	29,331
Mexico	14,825	12,373	—	27,198
Germany	4,216	419	—	4,635
Poland	2,782	10	—	2,792
Other	22,805	12,417	—	35,222
Total net sales	$220,248	$147,026	$(69)	$367,205

	Nine Months Ended September 30, 2020
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$94,482	$104,455	$(93)	$198,844
China	31,203	3,989	—	35,192
Brazil	17,815	446	—	18,261
Mexico	11,746	9,501	—	21,247
Germany	4,401	261	—	4,662
Poland	3,441	11	—	3,452
Other	18,204	8,644	—	26,848
Total net sales	$181,292	$127,307	$(93)	$308,506
The following tables summarize revenue by customer industry. Our products in the automotive industry include high-precision components and assemblies for electric power steering systems, electric braking, electric motors, fuel systems, emissions control, transmissions, moldings, stampings, sensors, and electrical contacts. Our products in the general industrial industry include high-precision metal and plastic components for a variety of industrial applications including diesel industrial motors, heating and cooling systems, fluid power systems, power tools, and more. While many of the industries we serve include electrical components, our products in the residential/commercial electrical industry category in the following tables include components used in smart meters, charging stations, circuit breakers, transformers, electrical contact assemblies, precision stampings, welded contact assemblies, and specification plating and surface finishing.

	Three Months Ended September 30, 2021
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$43,486	$12,455	$—	$55,941
General Industrial	21,396	12,273	—	33,669
Residential/Commercial Electrical	—	16,257	—	16,257
Other	3,704	7,695	(22)	11,377
Total net sales	$68,586	$48,680	$(22)	$117,244

	Three Months Ended September 30, 2020
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$47,484	$10,629	$—	$58,113
General Industrial	19,912	13,142	—	33,054
Residential/Commercial Electrical	—	12,996	—	12,996
Other	2,975	6,648	(25)	9,598
Total net sales	$70,371	$43,415	$(25)	$113,761

	Nine Months Ended September 30, 2021
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$139,877	$38,036	$—	$177,913
General Industrial	70,155	39,608	—	109,763
Residential/Commercial Electrical	—	48,237	—	48,237
Other	10,216	21,145	(69)	31,292
Total net sales	$220,248	$147,026	$(69)	$367,205

	Nine Months Ended September 30, 2020
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$119,069	$29,810	$—	$148,879
General Industrial	55,069	37,030	—	92,099
Residential/Commercial Electrical	—	39,695	—	39,695
Other	7,154	20,772	(93)	27,833
Total net sales	$181,292	$127,307	$(93)	$308,506

Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2021, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
Sales Concentration
We recognized sales from a single customer of $11.1 million, or 10%, and $37.3 million, or 10%, of consolidated net sales, during the three and nine months ended September 30, 2021, respectively. Revenues from this customer are primarily in our Mobile Solutions segment.

Note 14. Share-Based Compensation
Share-based compensation cost is recognized in the “Selling, general, and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) except for $(0.2) million and $0.2 million, attributable to discontinued operations for the three and nine months ended September 30, 2020, respectively. The following table lists the components of share-based compensation expense by type of award.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$59	$132	$207	$453
Restricted stock	521	963	1,660	2,791
Performance share units	351	340	1,050	898
Change in estimate of share-based award vesting (1)	—	(577)	(337)	(577)
Share-based compensation expense	$931	$858	$2,580	$3,565
_______________________________
(1)    Amounts reflect the decrease in share-based compensation expense based on the change in estimate of the probability of vesting of share-based awards.

Stock Options
The following table presents stock option activity for the nine months ended September 30, 2021.

	Number of Options (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	871	$12.41
Exercised	(6)	7.93
Forfeited or expired	(118)	15.25
Outstanding at September 30, 2021	747	$11.99	3.6 years	$—	(1)
Exercisable at September 30, 2021	651	$12.45	3.0 years	$—	(1)
_______________________________
(1)The aggregate intrinsic value is the sum of intrinsic values for each exercisable individual option grant. The intrinsic value is the amount by which the closing market price of our stock at September 30, 2021, was greater than the exercise price of any individual option grant.

Restricted Stock
During the nine months ended September 30, 2021, we granted 459 thousand shares of restricted stock to non-executive directors, officers and certain other key employees. The shares of restricted stock granted during the nine months ended September 30, 2021, vest pro-rata generally over three years for employees and over one year for non-executive directors. We determined the fair value of the shares awarded by using the closing price of our common stock as of the date of grant. The weighted average grant date fair value of restricted stock granted in the nine months ended September 30, 2021, was $6.84 per share. Total grant date fair value of restricted stock that vested in the nine months ended September 30, 2021, was $2.8 million.

The following table presents the status of unvested restricted stock awards as of September 30, 2021, and changes during the nine months then ended.

	Nonvested Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Unvested at January 1, 2021	385	$9.42
Granted	459	6.84
Vested	(303)	9.34
Forfeited	(65)	7.20
Unvested at September 30, 2021	476	$7.28

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
The TSR Awards vest, if at all, upon our achieving a specified relative total shareholder return, which will be measured against the total shareholder return of the S&P SmallCap 600 Index during specified performance periods as defined in the 2019 Omnibus Agreement. The ROIC Awards vest, if at all, upon our achieving a specified average return on invested capital during the performance periods. Each performance period generally begins on January 1 of the year of grant and ends 3 years later on December 31.
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
The following table presents the status of unvested PSUs as of September 30, 2021, and changes during the nine months then ended.

	Nonvested TSR Awards		Nonvested ROIC Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2021	138	$10.58	160	$9.13
Granted	142	8.58	172	7.20
Forfeited	(61)	9.61	(71)	8.17
Nonvested at September 30, 2021	219	$9.55	261	$8.12

Change in Vesting Estimates
During the nine months ended September 30, 2021, we recognized a decrease in share-based compensation expense in continuing operations of $0.3 million in the “Selling, general, and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) to reverse cumulative expense for restricted stock and PSU awards that were forfeited upon termination of employment and were in excess of our estimated forfeiture rate.

Note 15. Accumulated Other Comprehensive Income
The following tables present the components of accumulated other comprehensive income (loss) (“AOCI”).

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance at June 30, 2021	$(29,819)	$—	$—	$(29,819)
Other comprehensive income (loss) before reclassifications	(2,612)	(229)	53	(2,788)
Amounts reclassified from AOCI to interest expense (2)	—	29	(7)	22
Net other comprehensive income (loss)	(2,612)	(200)	46	(2,766)
Balance at September 30, 2021	$(32,431)	$(200)	$46	$(32,585)

Balance at June 30, 2020	$(48,507)	$(23,662)	$5,493	$(66,676)
Other comprehensive income (loss) before reclassifications	6,712	27	(6)	6,733
Amounts reclassified from AOCI to interest expense (2)	—	4,100	(952)	3,148
Net other comprehensive income (loss)	6,712	4,127	(958)	9,881
Balance at September 30, 2020	$(41,795)	$(19,535)	$4,535	$(56,795)

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance at December 31, 2020	$(30,881)	$(3,712)	$861	$(33,732)
Other comprehensive income (loss) before reclassifications	(1,550)	(229)	53	(1,726)
Amounts reclassified from AOCI to interest expense (2)	—	29	(7)	22
Amounts reclassified from AOCI to loss on interest rate swap (3)	—	3,712	(861)	2,851
Net current-period other comprehensive income (loss)	(1,550)	3,512	(815)	1,147
Balance at September 30, 2021	$(32,431)	$(200)	$46	$(32,585)

Balance at December 31, 2019	$(35,159)	$(12,234)	$2,839	$(44,554)
Other comprehensive income (loss) before reclassifications	(6,636)	(16,207)	3,764	(19,079)
Amounts reclassified from AOCI to interest expense (2)	—	8,906	(2,068)	6,838
Net current-period other comprehensive income (loss)	(6,636)	(7,301)	1,696	(12,241)
Balance at September 30, 2020	$(41,795)	$(19,535)	$4,535	$(56,795)
_______________________
(1) Income tax effect of changes in interest rate swap.
(2) Represents interest rate swap settlements of effective hedge.
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

The following table summarizes the computation of basic and diluted net income (loss) per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Income (loss) from continuing operations	$(3,377)	$1,640	$(13,681)	$(124,003)
Less: Preferred stock cumulative dividends and deemed dividends	(2,314)	(3,139)	(19,054)	(9,133)
Numerator for basic and diluted income (loss) from continuing operations per common share (1)	(5,691)	(1,499)	(32,735)	(133,136)
Income (loss) from discontinued operations, net of tax (Note 2)	—	20,330	—	(123,966)
Numerator for basic and diluted undistributed net loss per common share (1)	$(5,691)	$18,831	$(32,735)	$(257,102)

Denominator:
Weighted average common shares outstanding	43,034	42,746	42,980	42,696
Adjustment for unvested restricted common stock	(476)	(544)	(459)	(526)
Adjustment for 2021 Warrants outstanding (2)	1,897	—	1,341	—
Shares used to calculate income (loss) per share, basic and diluted	44,455	42,202	43,862	42,170

Per common share net income (loss):
Basic loss from continuing operations per common share	$(0.13)	$(0.04)	$(0.75)	$(3.16)
Basic income (loss) from discontinued operations per common share	—	0.49	—	(2.94)
Basic income (loss) per common share	$(0.13)	$0.45	$(0.75)	$(6.10)
Diluted loss from continuing operations per common share	$(0.13)	$(0.04)	$(0.75)	$(3.16)
Diluted income (loss) from discontinued operations per common share	—	0.49	—	(2.94)
Diluted income (loss) per common share	$(0.13)	$0.45	$(0.75)	$(6.10)
Cash dividends declared per common share	$—	$—	$—	$—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options	752	875	812	875
2019 Warrants	1,500	1,500	1,500	1,500
Series B Preferred Stock, as-converted	—	23,573	—	23,573
	2,252	25,948	2,312	25,948
We have elected to allocate undistributed income to participating securities based on year-to-date results. As there was no undistributed income for the three and nine months ended September 30, 2021, no such allocation was necessary. In addition, given the undistributed loss from continuing operations in the three and nine months ended September 30, 2021 and 2020, options and the 2019 Warrants are considered anti-dilutive and were excluded from the calculation of diluted net loss per share. Stock options excluded from the calculations of diluted net loss per share had a per share exercise price ranging from $7.93 to

$25.16 for the three months ended September 30, 2021, and $7.93 to $25.16 for three months ended September 30, 2020. Stock options excluded from the calculations of diluted net income (loss) per share had a per share exercise price ranging from $7.93 to $25.16 for the nine months ended September 30, 2021, and $7.93 to $25.16 for nine months ended September 30, 2020. The 2019 Warrants excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2021, had a per share exercise price of $11.49. Series B Preferred Stock excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2020, was calculated on an as-converted basis.

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
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and long-term debt. As of September 30, 2021, the carrying values of these financial instruments approximated fair value.
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
•Warrants. In conjunction with our placement of the Series B Preferred Stock, we issued detachable warrants to purchase up to 1.5 million shares of our common stock (the “2019 Warrants”), which are exercisable, in full or in part, at any time prior to December 11, 2026. The original exercise price was $12.00 per share, subject to anti-dilution adjustments in the event of future below market issuances, stock splits, stock dividends, combinations or similar events. The issuance of the 2021 Warrants resulted in an adjusted exercise price of $11.49 per share for the 2019 Warrants because the new warrants have an exercise price below market value.
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
•Warrants. In conjunction with our placement of the Series D Preferred Stock, we issued detachable warrants to purchase up to 1.9 million shares of our common stock. The 2021 Warrants are exercisable, in full or in part, at any time prior to March 22, 2027, at an exercise price of $0.01 per share, subject to anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events.

The following tables show the liabilities measured at fair value for the above derivatives as of September 30, 2021, and December 31, 2020.

	Fair Value Measurements as of September 30, 2021
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$—	$—
Derivative liability - other non-current liabilities	9,956	—	671
Total	$9,956	$—	$671

	Fair Value Measurements as of December 31, 2020
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$—	$2,453
Derivative liability - other non-current liabilities	—	—	664
Total	$—	$—	$3,117

The following table presents the change in the above derivatives during the nine months ended September 30, 2021.

Nine Months Ended September 30, 2021
Beginning balance	$3,117
Issuances	15,121
Change in fair value (1)	(4,606)
Settlements	(3,005)
Ending balance	$10,627
_______________________________
(1) Changes in the fair value are recognized in the “Other expense (income), net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The fair value of the change-in-control put feature utilizes unobservable inputs based on the Company’s assessment of the probability of a change-in-control event occurring in a future period. The probability of a change-in-control event ranged from 1% to 10% as of September 30, 2021.
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
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods. The probabilities resulted in a weighted average term of 3.6 years as of September 30, 2021, and 2.4 years as of December 31, 2020.
The fair value of the 2021 Warrants is determined using the observable market price of a share of our common stock, less the $0.01 per share exercise price.

Interest Rate Swaps
We manage our exposure to fluctuations in interest rates using a mix of fixed and variable rate debt. We utilize fixed-rate interest rate swap agreements to change the variable interest rate to a fixed rate on a portion of our variable rate debt.
On July 22, 2021, we entered into a fixed-rate interest rate swap agreement to change the LIBOR-based component of the interest rate on a portion of our variable rate debt to a fixed rate of 1.291% (the “2021 Swap”). The 2021 Swap has a notional amount of $60.0 million and a maturity date of July 31, 2024. The objective of the 2021 Swap is to eliminate the variability of cash flows in interest payments on the first $60.0 million of variable rate debt attributable to changes in benchmark one-month LIBOR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month LIBOR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable rate debt. We designated the 2021 Swap as a cash flow hedge at inception. Cash settlements of the 2021 Swap are recognized in interest expense.
On February 8, 2019, we entered into a $700.0 million fixed-rate interest rate swap agreement that changed the LIBOR-based portion of the interest rate on a portion of our variable rate debt to a fixed rate of 2.4575% (the “2019 Swap”). On March 22, 2021, we terminated the 2019 Swap with a $13.7 million cash payment in connection with the extinguishment of our previously outstanding long-term variable-rate debt. The 2019 Swap was designated as a cash flow hedge at inception. However, in the fourth quarter of 2020, the 2019 Swap no longer qualified as an effective hedge, and subsequent changes in fair value of the 2019 Swap were recognized in earnings. Amounts recognized in earnings related to the 2019 Swap are recorded in the “Loss on interest rate swap (2)” line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) except that cash settlements prior to termination are recognized in “Derivative payments on interest rate swap.” Cash settlements during 2021 are presented in investing activities on the Condensed Consolidated Statements of Cash Flows.
The following table presents the effect of the interest rate swaps on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense (1)	$29	$4,100	$29	$8,906
Derivative payments on interest rate swap (2)	—	—	1,717	—
Loss on interest rate swap (2)	—	—	2,033	—
_______________________________
(1) Represents settlements on the interest rate swaps while the hedges are effective.
(2) Represents settlements and changes in fair value on the 2019 Swap.
The following tables present the liabilities measured at fair value on a recurring basis for the interest rate swaps as of September 30, 2021, and December 31, 2020.

	Fair Value Measurements as of September 30, 2021
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$174	$—
Derivative liability - other non-current liabilities	—	23	—
Total	$—	$197	$—

	Fair Value Measurements as of December 31, 2020
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$11,022	$—
Derivative liability - other non-current liabilities	—	4,357	—
Total	$—	$15,379	$—

The inputs for determining fair value of the interest rate swaps are classified as Level 2 inputs. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves, index forward curves, discount curves, and volatility surfaces. Counterparty to this derivative contract is a highly rated financial institution which we believe carries only a minimal risk of nonperformance.
Fixed Rate Debt
The fair value of our outstanding fixed-rate debt included in the “International lines of credit and other loans” line item within Note 9 to these Notes to Condensed Consolidated Financial Statements approximated carrying value as of September 30, 2021, and December 31, 2020, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The carrying value of this fixed-rate debt was $11.4 million and $14.4 million as of September 30, 2021 and December 31, 2020, respectively.

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
Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the nine months ended September 30, 2021, that management believes are important to provide an understanding of the business and results of operations or that may influence operations in the future.
Global COVID-19 Pandemic
The COVID-19 pandemic continues to disrupt the United States and global economy, and we cannot predict when a full economic recovery will occur. A new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has been spreading in the United States and across the globe. The impact of the Delta variant cannot be predicted at this time and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant, and the response by governmental bodies and regulators. Further surges in COVID-19 infection rates could result in the reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations.
The spread of COVID-19 and the responses thereto have created a disruption in the manufacturing, delivery, and overall supply chain of automobile manufacturers and suppliers, as well as disruption within the power industry. Global vehicle production decreased significantly in 2020, but production has since ramped back up. However, production continues to be impacted by disruptions of global supply chains, which have caused challenges in obtaining raw materials we use in the manufacture of some of our products. We have been increasing our inventories in the current year to mitigate the risk of supply chain disruption for our customers. In addition, power shortages in China have resulted in widespread blackouts, often without any or little notice. These blackouts have caused us and other manufacturers in the region to shut down production until power is restored. Supply chain and COVID-19 related disruptions are expected to continue into 2022.
Inflation triggered by the unprecedented economic impact of the COVID-19 pandemic has increased our manufacturing cost, particularly labor and materials, and is expected to continue into future periods. A worldwide semiconductor chip shortage is affecting automotive original equipment manufacturers, causing unpredictable volumes. The rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on our business, financial condition, results of operations, and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 pandemic.
While managing decreased demand in many regions across the globe, we are now operating at all of our business locations. We have implemented training and recruiting programs to address labor shortages. We are focused on the safety of our employees, customers, and suppliers. We have developed and implemented processes to ensure a safe environment for our employees and any visitors to our facilities, including providing personal protective equipment and establishing social distancing protocols.
These processes include recommendations based on guidelines from the Centers for Disease Control and Prevention and the World Health Organization. The health and safety of our employees remains our top priority. While we are actively promoting vaccination among our employees, new federal COVID-19 vaccine mandates may affect workforce availability ranging from absences for vaccinations, booster shots, and recovery from side-effects to resignations by employees unwilling to comply with the mandate. Significant workforce availability challenges could have a material effect on our business operations, financial results, liquidity, and financial position.
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
Outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month LIBOR (subject to a 1.000% floor) plus an applicable margin of 6.875% or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. At September 30, 2021, the Term Loan Facility bore interest, based on one-month LIBOR, at 7.875%. The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all assets other than accounts receivable and inventory and has a second lien on accounts receivable and inventory. We were in compliance with all requirements under the Term Loan Facility as of September 30, 2021.
On July 22, 2021, we entered into a new fixed-rate interest rate swap agreement to change the LIBOR-based component of the interest rate on $60.0 million of our variable rate debt to a fixed rate of 1.291%. The interest rate swap, which has been designated as a cash flow hedge, has a notional amount of $60.0 million and a maturity date of July 31, 2024.
The ABL Facility provides for a senior secured revolving credit facility in the amount of $50.0 million, of which $30.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the ABL Facility bear interest on a variable rate structure plus an interest rate spread that is based on the average amount of aggregate revolving commitment available. The variable borrowing rate is either 1) LIBOR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We may elect whether to use one-month, three-month, or six-month LIBOR, subject to a 0.50% floor. Interest payments are due monthly on borrowings that utilize one-month LIBOR and quarterly on borrowings that utilize three-month or six-month LIBOR. At September 30, 2021, using one-month LIBOR plus a 1.75% spread, the weighted average interest rate on outstanding borrowings under the ABL Facility would have been 2.25% if there had been any balance outstanding. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility and a 1.875% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is March 22, 2026.
We had no outstanding borrowings under the ABL Facility at September 30, 2021. Total capacity under the ABL Facility was $47.7 million as of September 30, 2021, of which $36.5 million was available for future borrowings after reductions for outstanding letters of credit as of September 30, 2021. The ABL Facility has a first lien on accounts receivable and inventory. We were in compliance with all requirements under the ABL Facility as of September 30, 2021.
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
Sales Concentration
We recognized sales from a single customer of $11.1 million, or 10%, and $37.3 million, or 10%, of consolidated net sales, during the three and nine months ended September 30, 2021, respectively. Revenues from this customer are primarily in our Mobile Solutions segment.

Three Months Ended September 30, 2021, compared to the Three Months Ended September 30, 2020
Consolidated Results

	Three Months Ended September 30,
	2021	2020	$ Change
Net sales	$117,244	$113,761	$3,483
Organic growth				$2,155
Foreign exchange effects				1,328
Cost of sales (exclusive of depreciation and amortization shown separately below)	98,642	90,076	8,566
Selling, general, and administrative expense	12,181	13,745	(1,564)
Depreciation and amortization	11,605	11,435	170
Other operating income, net	(572)	(39)	(533)
Loss from operations	(4,612)	(1,456)	(3,156)
Interest expense	3,578	6,873	(3,295)
Loss on extinguishment of debt and write-off of debt issuance costs	—	144	(144)
Other income, net	(4,346)	(262)	(4,084)
Loss from continuing operations before benefit (provision) for income taxes and share of net income from joint venture	(3,844)	(8,211)	4,367
Benefit (provision) for income taxes	(375)	8,715	(9,090)
Share of net income from joint venture	842	1,136	(294)
Income (loss) from continuing operations	(3,377)	1,640	(5,017)
Income from discontinued operations, net of tax	—	20,330	(20,330)
Net income (loss)	$(3,377)	$21,970	$(25,347)
Net Sales. Net sales increased by $3.5 million, or 3%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to higher demand within the electrical market that was negatively impacted by the COVID-19 pandemic in the prior year and new business in the general industrial market. In addition, sales were positively impacted by increased selling prices for precious metals allowed under customer contracts due to the sharp rise in underlying commodities costs compared with the same period of 2020. These increases were partially offset by decreased demand from automotive customers due largely to the 2021 global semi-conductor shortage. We also realized favorable foreign exchange effects of $1.3 million.
Cost of Sales. Cost of sales increased by $8.6 million, or 10%, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to variable costs associated with the above-noted sales increase. In addition, cost of sales increased due to the reintroduction of employee-related costs suspended in the prior year due to the COVID-19 pandemic, such as benefits and overtime hours. Finally, cost of sales increased due to variable cost inefficiencies associated with global supply chain interruptions, inflation, and uneven customer ordering patterns, particularly in the automotive market. These increases were partially offset by more favorable overhead absorption compared to prior year due to the increase in inventory.
Selling, General, and Administrative Expense. Selling, general, and administrative expense decreased by $1.6 million during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to cost reduction initiatives that drove decreases in personnel and professional fees.
Other Operating Income, Net. Other operating income, net, changed favorably by $0.5 million primarily due to the gain on sale of an idle facility in Texas during the three months ended September 30, 2021.
Interest Expense.  Interest expense decreased by $3.3 million during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to higher settlements on the interest rate swap in the prior year as the notional amount outstanding and fixed rate were significantly higher than in the current year. This decrease was partially offset by higher interest rates on debt in the current quarter.

	Three Months Ended September 30,
	2021	2020
Interest on debt	$3,146	$2,198
Interest rate swap settlements	32	4,100
Amortization of debt issuance costs and discount	331	419
Capitalized interest	(89)	(35)
Other	158	191
Total interest expense	$3,578	$6,873
Other Income, Net. Other income, net, changed favorably by $4.1 million during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to noncash derivative mark-to-market gains less unfavorable foreign exchange effects associated with intercompany borrowings.
Benefit (Provision) For Income Taxes. Our effective tax rate was (9.8)% for the three months ended September 30, 2021, compared to 106.1% for the three months ended September 30, 2020. The rate for the three months ended September 30, 2021 was unfavorably impacted by the limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. The rate for the three months ended September 30, 2020 was favorably impacted by the CARES Act. Note 8 in the Notes to Condensed Consolidated Financial Statements describes the effective income tax rate for each period presented.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended September 30,
	2021	2020	$ Change
Net sales	$68,586	$70,371	$(1,785)
Organic decline				$(2,652)
Foreign exchange effects				867
Income (loss) from operations	$(257)	$4,953	$(5,210)
Net sales decreased by $1.8 million during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to the global semi-conductor shortage, partially offset by the favorable impact of new business awards in the general industrial market and favorable foreign exchange effects of $0.9 million.
Income from operations decreased by $5.2 million during the three months ended September 30, 2021, compared to the same period in the prior year primarily due to higher labor costs caused by the reintroduction of employee-related costs suspended in the prior year due to the COVID-19 pandemic, such as travel, benefits and overtime hours. In addition, variable cost inefficiencies associated with global supply chain interruptions and uneven customer ordering patterns, particularly in the automotive market, reduced operating income. These decreases were partially offset by more favorable overhead absorption during the current quarter compared to the prior year.

POWER SOLUTIONS

	Three Months Ended September 30,
	2021	2020	$ Change
Net sales	$48,680	$43,415	$5,265
Organic growth				$4,804
Foreign exchange effects				461
Income from operations	$1,252	$1,143	$109
Net sales increased by $5.3 million during the three months ended September 30, 2021, compared to the three months ended September 30, 2020 primarily due to higher demand within the electrical market that was negatively impacted by the COVID-19 pandemic in the prior year. Sales were also positively impacted by increased selling prices for precious metals allowed under customer contracts due to the sharp rise in underlying commodities costs compared with the same period in 2020.
Income from operations increased by $0.1 million compared to the same period in the prior year primarily due to an increase in sales which was partially offset by higher material costs and the reintroduction of employee-related costs suspended in the prior year due to the COVID-19 pandemic, such as travel, benefits and overtime hours.
Nine Months Ended September 30, 2021, compared to the Nine Months Ended September 30, 2020
Consolidated Results

	Nine Months Ended September 30,
	2021	2020	$ Change
Net sales	$367,205	$308,506	$58,699
Organic growth				$56,192
Foreign exchange effects				2,507
Cost of sales (exclusive of depreciation and amortization shown separately below)	298,127	249,612	48,515
Selling, general, and administrative expense	40,341	44,178	(3,837)
Depreciation and amortization	34,860	34,119	741
Goodwill impairment	—	92,942	(92,942)
Other operating expense (income), net	(901)	4,138	(5,039)
Loss from operations	(5,222)	(116,483)	111,261
Interest expense	9,175	17,036	(7,861)
Loss on extinguishment of debt and write-off of debt issuance costs	2,390	144	2,246
Derivative payments on interest rate swap	1,717	—	1,717
Loss on interest rate swap	2,033	—	2,033
Other expense (income), net	(2,788)	67	(2,855)
Loss from continuing operations before benefit for income taxes and share of net income from joint venture	(17,749)	(133,730)	115,981
Benefit for income taxes	612	7,935	(7,323)
Share of net income from joint venture	3,456	1,792	1,664
Loss from continuing operations	(13,681)	(124,003)	110,322
Loss from discontinued operations, net of tax	—	(123,966)	123,966
Net loss	$(13,681)	$(247,969)	$234,288
Net Sales. Net sales increased by $58.7 million, or 19%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to higher demand within all markets that were negatively impacted by the COVID-19 pandemic in the prior year and favorable foreign exchange effects of $2.5 million. In addition, sales were positively impacted by increased selling prices for precious metals allowed under customer contracts due to the sharp rise in underlying commodities costs compared with the same period of 2020.

Cost of Sales.  Cost of sales increased by $48.5 million, or 19%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to variable costs associated with the above-noted sales increase. In addition, cost of sales increased due to the reintroduction of employee-related costs suspended in the prior year due to the COVID-19 pandemic, such as travel, benefits and overtime hours. Finally, cost of sales increased due to variable cost inefficiencies associated with global supply chain interruptions, inflation, and uneven customer ordering patterns, particularly in the automotive market. These increases were partially offset by more favorable overhead absorption compared to prior year due to the increase in inventory.
Selling, General, and Administrative Expense.  Selling, general, and administrative expense decreased by $3.8 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to cost reduction initiatives that drove decreases in personnel costs and professional fees.
Goodwill Impairment. We recognized goodwill impairment of $92.9 million at Power Solutions in 2020, resulting in no remaining goodwill balance.
Other Operating Expense (Income), Net. Other operating expense (income), net, changed favorably by $5.0 million primarily due to charges and costs associated with asset disposals and elimination of a portion of our lease obligation as a result of our decision to vacate a portion of our corporate headquarters building in 2020. These charges were partially offset by a gain on the sale of a building in Fairfield, Ohio, in the second quarter of 2020.
Interest Expense.  Interest expense decreased by $7.9 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to higher settlements on the interest rate swap in the prior year as the notional amount outstanding and fixed rate were significantly higher than in the current year. This decrease was partially offset by higher interest rates on debt in the current year.

	Nine Months Ended September 30,
	2021	2020
Interest on debt	$7,695	$6,381
Interest rate swap settlements	32	8,906
Amortization of debt issuance costs and discount	1,049	1,289
Capitalized interest	(200)	(170)
Other	599	630
Total interest expense	$9,175	$17,036
Loss on Extinguishment of Debt and Write-off of Debt Issuance Costs. We recognized $2.4 million for the write-off of unamortized debt issuance costs that were associated with the credit facility that was terminated in March 2021.
Derivative Payments on Interest Rate Swap. Derivative payments on interest rate swap represent cash settlements of the interest rate swap after hedge accounting was discontinued in October 2020. Prior to October 2020, interest rate swap settlements were recognized in interest expense. The previous interest rate swap was terminated in the first quarter of 2021. We entered into a new interest rate swap in the third quarter of 2021, which is designated as a cash flow hedge with the impact of settlements recognized in interest expense.
Loss on Interest Rate Swap. Loss on interest rate swap represents mark-to-market adjustments on the interest rate swap after hedge accounting was discontinued in October 2020 as well as amortization of the residual loss in accumulated other comprehensive income as monthly settlements occur. Prior to October 2020, mark-to-market adjustments on the interest rate swap were recognized in accumulated other comprehensive income. Upon termination of the previous interest rate swap in March 2021, we recognized in earnings the remaining $3.3 million loss that had been deferred in accumulated other comprehensive income.
Other Expense (Income), Net. Other expense (income), net, changed favorably by $2.9 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due to noncash derivative mark-to-market gains, partially offset by a litigation settlement reached during the second quarter of 2021 and unfavorable foreign exchange effects associated with intercompany borrowings.
Benefit for Income Taxes. Our effective tax rate was 3.5% for the nine months ended September 30, 2021, compared to 5.9% for the nine months ended September 30, 2020. The difference in rates is primarily due to the limitation on the amount of tax benefit recorded for loss carryforwards in 2021 and the impact of the CARES Act in 2020. Note 8 in the Notes to Condensed Consolidated Financial Statements describes the effective income tax rate for each period presented.
Share of Net Income from Joint Venture. Share of net income from the JV increased during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to recovery from the effects of the COVID-19 pandemic on prior year sales. The JV, in which we own a 49% investment, recognized net sales of $68.4 million and $41.5 million for the nine months ended September 30, 2021 and 2020, respectively. Additionally, profits improved from expanding variable margins as a result of successful process improvement initiatives, improved product mix, and fixed cost reduction actions.
Results by Segment
MOBILE SOLUTIONS

	Nine Months Ended September 30,
	2021	2020	$ Change
Net sales	$220,248	$181,292	$38,956
Organic growth				$36,937
Foreign exchange effects				2,019
Income from operations	$8,342	$625	$7,717
Net sales increased by $39.0 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to higher demand within all markets which were negatively impacted by the COVID-19 pandemic in the prior year, new business in the general industrial market, and favorable foreign exchange effects.
Income from operations increased by $7.7 million compared to the same period in the prior year primarily due to contribution generated from the above-noted sales increase. Moreover, we built up inventory in the nine months ended September 30, 2021, which resulted in more favorable overhead absorption during the current year compared to the prior year. These positive impacts were partially offset by the reintroduction of employee-related costs suspended in the prior year due to the COVID-19 pandemic, such as travel, benefits and overtime hours, and variable cost inefficiencies associated with global supply chain interruptions and uneven customer ordering patterns, particularly in the automotive market.

POWER SOLUTIONS

	Nine Months Ended September 30,
	2021	2020	$ Change
Net sales	$147,026	$127,307	$19,719
Organic growth				$19,231
Foreign exchange effects				488
Goodwill impairment	$—	$(92,942)	$92,942
Income (loss) from operations	$6,559	$(87,737)	$94,296
Net sales increased by $19.7 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to higher demand within the end markets which were negatively impacted by the COVID-19 pandemic in the prior year. Sales were also positively impacted by increased selling prices for precious metals allowed under customer contracts due to the sharp rise in underlying commodities costs compared to the same period of 2020.
Income (loss) from operations increased by $94.3 million compared to the same period in the prior year primarily due to a goodwill impairment loss of $92.9 million recognized in the first quarter of 2020. In addition, income from operations increased due to the contribution generated from the above-noted sales increase. These favorable impacts were partially offset by the reintroduction of employee-related costs suspended in the prior year due to the COVID-19 pandemic, such as travel, benefits and overtime hours.
Changes in Financial Condition from December 31, 2020, to September 30, 2021
Overview
From December 31, 2020, to September 30, 2021, total assets decreased by $30.3 million primarily due to normal depreciation and amortization of fixed assets, lease right-of-use assets, and intangible assets. These decreases were partially offset by capital expenditures and increases in inventories during the nine months ended September 30, 2021. Inventories increased as a result of a strategic decision to mitigate potential supply chain issues for our customers.
From December 31, 2020, to September 30, 2021, total liabilities increased by $52.8 million, primarily due to the refinancing of our credit facilities, termination of the ineffective interest rate swap, and redeeming the Series B Preferred Stock.

Working capital, which consists of current assets less current liabilities, was $122.4 million as of September 30, 2021, compared to $112.0 million as of December 31, 2020. The increase in working capital was primarily due to the increase in inventories discussed above and a decrease in derivative liabilities after the termination of the interest rate swap.
Cash Flows
Cash provided by operations was $5.7 million for the nine months ended September 30, 2021, compared with cash provided by operations of $19.3 million for the nine months ended September 30, 2020. The difference was primarily due to $8.5 million in current year income tax payments and building inventory levels during the current year to mitigate potential supply chain issues for our customers.
Cash used in investing activities was $32.7 million for the nine months ended September 30, 2021, compared with cash used in investing activities of $17.4 million for the nine months ended September 30, 2020. The difference was primarily due to cash paid to settle the interest rate swap and post-closing adjustment on the sale of the Life Sciences business, partially offset by lower capital expenditures in the current year.
Cash provided by financing activities was $4.5 million for the nine months ended September 30, 2021, compared with cash provided by financing activities of $43.9 million for the nine months ended September 30, 2020. The difference was primarily due to $11.6 million net inflow from the debt and preferred stock refinancing in the current year compared to the $59.0 million net draw on the Senior Secured Revolver in the prior year to strengthen our cash position due to economic uncertainty associated with the COVID-19 pandemic.

Liquidity and Capital Resources
Credit Facilities
The principal amount outstanding under our Term Loan Facility as of September 30, 2021, was $149.3 million, without regard to unamortized debt issuance costs and discount. As of September 30, 2021, we had unused borrowing capacity of $36.5 million under the ABL Facility, subject to certain limitations. This amount of borrowing capacity is net of $11.2 million of outstanding letters of credit at September 30, 2021, which are considered as usage of the ABL Facility.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. If one-month LIBOR is less than 1.00%, then we pay 7.875% per annum in interest. If one-month LIBOR exceeds 1.000%, then we pay the variable one-month LIBOR plus an applicable margin of 6.875%. Based on the interest rate in effect at September 30, 2021, and the fixed rate on the 2021 interest rate swap, annual interest payments would be approximately $11.9 million.
The ABL Facility bears interest on a variable rate structure with borrowings bearing interest at one-month LIBOR plus an applicable margin of 1.75%. The interest rate in effect at September 30, 2021, was 2.25%. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility.
We were in compliance as of September 30, 2021, with all requirements under our Term Loan Facility and ABL Facility. Both credit facilities allow for optional expansion of available borrowings, subject to certain terms and conditions.
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
Critical Accounting Policies
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2020 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2020 Annual Report. There have been no changes to these policies during the nine months ended September 30, 2021, except as discussed in Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.

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
On July 22, 2021, we entered into a fixed-rate interest rate swap agreement to change the LIBOR-based component of the interest rate on a portion of our variable rate debt to a fixed rate of 1.291% (the “2021 Swap”). The 2021 Swap has a notional amount of $60.0 million and a maturity date of July 31, 2024. The objective of the 2021 Swap is to eliminate the variability of cash flows in interest payments on the first $60.0 million of variable rate debt attributable to changes in benchmark one-month LIBOR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month LIBOR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable rate debt. We designated the 2021 Swap as a cash flow hedge at inception. Cash settlements of the 2021 Swap are recognized in interest expense.
Refer to Note 17 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for further discussion about the interest rate swaps.
At September 30, 2021, we had $149.3 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month LIBOR would have resulted in a net increase in interest expense of $0.1 million on an annualized basis due to the fact that the Term Loan Facility is subject to a LIBOR floor of 1.00% and one-month LIBOR was below the floor as of September 30, 2021.
We had no outstanding borrowings under the ABL Facility at September 30, 2021.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We participate in various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. From time to time, we may use foreign currency derivatives to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency derivatives as of September 30, 2021.

Item 4.Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NN, Inc.
(Registrant)

Date: November 5, 2021	/s/ Warren A. Veltman
Warren A. Veltman
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: November 5, 2021	/s/ Michael C. Felcher
Michael C. Felcher
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)