Form 10-K
period 2021-12-31
NN INC
filed 2022-03-11
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $158 million as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, computed using the closing price of the registrant’s common stock as quoted on the Nasdaq Stock Market LLC on that date of $7.35. Solely for purposes of making this calculation, shares of the registrant’s common stock held by named executive officers, directors and 5% or greater stockholders of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
As of March 4, 2022, there were 43,297,653 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement with respect to the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

NN, Inc.

Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to NN, Inc., based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of management’s control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector; the impacts of the COVID-19 pandemic on the Company’s financial condition, business operations and liquidity; competitive influences; risks that current customers will commence or increase captive production; risks of capacity underutilization; quality issues; material changes in the costs and availability of raw materials; economic, social and political instability, currency fluctuation, and other risks of doing business outside of the United States; our dependence on certain major customers, some of whom are not parties to long-term agreements (and/or are terminable on short notice); the impact of acquisitions and divestitures; the level of our indebtedness; the restrictions contained in our debt agreements; our ability to obtain financing at favorable rates, if at all, and to refinance existing debt as it matures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; the impact of climate change on our operations; cyber liability or potential liability for breaches of our or our service providers’ information technology systems or business operations disruptions; and other risk factors and cautionary statements listed from time-to-time in our periodic reports filed with the Securities and Exchange Commission. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements included herein or therein to reflect future events or developments.

PART I
Item 1.Business
Introduction
NN, Inc. is a diversified industrial company that combines in-depth materials science expertise with advanced engineering and production capabilities to design and manufacture high-precision metal and plastic components and assemblies for a variety of end markets on a global basis. As used in this Annual Report on Form 10-K (this “Annual Report”), the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries. We have 31 facilities in North America, Europe, South America, and Asia.
Our enterprise and management structure is designed to accelerate growth and further balance our portfolio by aligning our strategic assets and businesses. Our businesses are organized into the Mobile Solutions and Power Solutions groups and are based principally on the end markets they serve.
Business Segments and Products
Mobile Solutions
Mobile Solutions is focused on growth in the automotive and general industrial end markets. We have developed an expertise in manufacturing highly complex, tight tolerance, system critical components. Our technical capabilities can be utilized in numerous applications including for use in battery electric, hybrid electric, and internal combustion engine vehicles. The group currently manufactures components on a high-volume basis for use in power steering, braking, transmissions, and gasoline fuel system applications, along with components utilized in heating, ventilation and air conditioning and diesel injection and diesel emissions treatment applications. This expertise has been gained through investment in technical capabilities, processes and systems, and allows us to provide skilled program management and product launch capabilities.
Power Solutions
Power Solutions is focused on growth in the electrical, general industrial, automotive, aerospace, defense, and medical end markets. Within this group we combine materials science expertise with advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal and plastic components, assemblies, and finished devices used in applications ranging from power control to flight control and for military devices. We manufacture a variety of products including electrical contacts, connectors, contact assemblies, and precision stampings for the electrical end market and high precision products for the aerospace and defense end market utilizing our extensive process technologies for optical grade plastics, thermally conductive plastics, titanium, Inconel, magnesium, and electroplating. Our medical business includes the production of a variety of tools and instruments for the orthopaedics and medical/surgical end markets.
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
Strategic global footprint
Our 31 facilities, on four continents, are strategically located to serve our customer base and provide local service and expertise. Our global footprint provides flexibility to locally supply identical products for global customers, reducing shipping time and expense, allowing us to match costs to revenue and to capitalize on industry localization trends. In total, we operate more than 2.1 million square feet of manufacturing space. North America constitutes the largest portion of our manufacturing operations with facilities in the U.S. and Mexico. The North American facilities are strategically located to serve major customers in the United States and Mexico. Our foreign facilities are located in regional manufacturing hubs in France, Poland, China, and Brazil, and primarily serve global customers in those local markets. The Asian and South American facilities, we believe, have significant growth potential as local customer bases expand and the markets for high-precision products grow in those regions.
Synergies
We continue to realize synergy effects between Mobile Solutions and Power Solutions by pairing our experienced engineering resources and wide-ranging portfolio of process technologies from each business to serve our customers’ ever evolving needs. Recent solutions developed in the electrical, electric vehicle, aerospace, defense, and general industrial markets leveraged the deep experience and expertise from each business to respond to tight, stringent requirements - all of which in a custom and innovative manner to meet each customer’s unique demand requirements. In addition, we continue to experience customer demand that utilizes multiple facilities from both business, on a global basis, due to our track record of quality and strong performance.

Proven and experienced management team
Our management team has significant experience in precision manufacturing and the diversified industrial sector. Warren Veltman has served as our President and Chief Executive Officer since September 2019 after serving as Executive Vice President of Mobile Solutions for two years. Mr. Veltman has over 30 years of experience in financial and operational leadership roles at NN and Autocam, which the Company acquired in 2014. Michael Felcher joined us in 2018 and was named Senior Vice President and Chief Financial Officer in July 2021. Mr. Felcher has extensive experience in finance leadership roles at JELD-WEN, Inc. and Goodrich Corporation. John Buchan was named Executive Vice President of Mobile Solutions in September 2019 and Executive Vice President of Mobile Solutions and Power Solutions in November 2019. Mr. Buchan joined us in 2014 as part of the Autocam acquisition, a business at which he had 18 years of experience in operations. We believe that our current management team has the necessary talent and experience to profitably operate and grow the business.
Customers
Our products are supplied primarily to manufacturers for use in a broad range of industrial applications, including automotive; electrical; agricultural; construction; residential devices and equipment; aerospace and defense; medical; heating, ventilation, and air conditioning; and fluid power and diesel engines. Sales to each of our top ten customers are made to multiple customer locations and divisions throughout the world. In 2021, our top ten customers accounted for approximately 43% of our net sales. In 2021, 70% of our products were sold to customers in North America, 7% to customers in Europe, 16% to customers in Asia, and 7% to customers in South America.
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
Human Capital Management
Core Principles
Our success depends in part on our ability to successfully manage our human capital resources, including attracting, identifying, and retaining key talent. Factors that may affect our ability to attract and retain qualified employees include employee morale, our reputation, competition from other employers, and availability of qualified individuals in the communities in which we operate.
Headcount
As of December 31, 2021, we employed a total of 3,172 full and part-time employees and 247 temporary workers, which includes approximately 1,431 employees in the U.S. and approximately 1,988 employees in other countries employed by our international subsidiaries. Of our total employment, approximately 16% are management/staff employees and 84% are production employees. Our employees in the France, Brazil, and Brainin de Mexico plants are subject to labor council relationships that vary due to the diverse countries in which we operate. We believe we have a good working relationship with our employees and the unions that represent them.
Diversity, Equity, and Inclusion
Diversity, equity, and inclusion are at the core of our values and strategic business priorities. Throughout our business, we champion equality, supporting parity for women and under-represented groups as we work to create ethical, safe, and supportive workplaces where our employees thrive. We believe a diverse and inclusive workplace results in business growth and encourages increased innovation, retention of talent, and a more engaged workforce. Respect for human rights is fundamental to our business and our commitment to ethical business conduct.

Compensation, Benefits, and Employee Health and Safety
Our compensation programs are based on a strong alignment between pay and performance, and are designed to reward both financial and operational successes and support actions that drive stockholder value creation at all organizational levels. We use a combination of programs (which vary by geography and level) to attract and retain our employees, including annual performance bonuses, quarterly gainsharing bonuses, and equity awards.
We also provide our employees and their families access to a range of benefits, including health insurance benefits, employer-paid life and disability insurance, health savings and flexible spending accounts, 401(k) match, vacation and paid time off, wellness offerings, education assistance, and an employee assistance program.
The health and safety of our employees and anyone who conducts business on our behalf is very important to us. Our commitment to safety starts at the top levels of our organization. We believe a safe and secure workplace is fundamental to our success. We are also committed to engaging our employees to continually improve health and safety by acting upon opportunities to reduce risk and improve our safety and health performance, and offer training programs on a regular basis. We maintain comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to work-place injuries.
In addition to the strong safety focus we maintain within our operations, our emphasis during the COVID-19 pandemic has been on protecting the health and safety of our employees and the communities in which we operate. Our team monitors country, state, and local guidance, and uses these to implement best practice guidelines for employees and visitors. Throughout the pandemic, NN has increased communications, including the addition of virtual “town hall” style meetings at the group and organizational level. This has helped employees across our global footprint stay connected, whether working from home or at one of our manufacturing sites.
Talent Development
We invest resources in professional development to improve employee motivation, performance and engagement. Our annual talent management program helps identify needs at multiple levels, enabling us to provide employees with the resources they need to help achieve their career goals, build skills and lead their organizations. Further, annual goal-setting and development opportunities for employees and leaders helps our people align their professional experience with the Company’s business objectives and encourages them to take ownership of their development and career paths.
NN uses regular talent management and performance evaluation processes to inform the Company’s internal development processes and to calibrate assessment of individual performance organizationally. These activities form the basis for succession planning activities, up to and including the senior leadership level.
NN also has apprenticeships, internships, and cooperative education programs in place at certain locations, which we intend to expand more broadly across the company. These programs allow us to provide a combination of education and employment options that deliver depth and context and help them build a long-term career path.
Competition
Mobile Solutions
In the market in which Mobile Solutions operates, internal production of components by our customers can impact our business as the customers weigh the risk of outsourcing strategically critical components or producing in-house. Our primary competitors are: Anton Häring KG; A. Berger Holding GmbH & Co. KG; Brovedani Group, Burgmaier Technologies GmbH & Co. KG; CIE Automotive, S.A.; IMS Companies; and MacLean-Fogg Component Solutions. We believe that we generally win new business on the basis of our technical competence, proven track record of successful product development and global platform, as well as on quality, price, and service.
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
Cost Pressures
In each of our segments, we have historically been affected by upward price pressure on steel principally due to general increases in global demand. In general, we pass through material cost fluctuations to our customers in the form of changes in selling price. Most of the raw materials we use are purchased from various suppliers and are typically available from numerous sources, some of which are located in China and Europe. The ongoing COVID-19 pandemic has impacted our suppliers, and we continue to monitor the effect of these impacts on our supply chain in order to maintain regular and timely supply of raw materials to our business segments.
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
Government Regulations and Environmental Matters
Our operations and products are subject to extensive federal, state, local, and foreign regulatory requirements, including those intended to protect public health and the environment. In the U.S. many of our products and operations are regulated by the FDA and the Environmental Protection Agency. Similar regulations have been adopted by authorities in foreign countries where we sell our products, and by state and local authorities in the U.S. In order to conduct our operations in compliance with these laws and regulations we must obtain and maintain numerous permits, approvals and certificates from various federal, state, local, and foreign governmental authorities.

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
We are also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the U.S. and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, use, transmission, and protection of personal information and other customer, supplier or employee data. Such privacy and data protection laws and regulations, and the interpretation and enforcement of such laws and regulations, are continuously developing and evolving and there is significant uncertainty with respect to how compliance with these laws and regulations may evolve and the costs and complexity of future compliance.
Based on information compiled to date, management believes that our current operations are in substantial compliance with applicable governmental laws and regulations, the violation of which could have a material adverse effect on our business and financial condition.  As of the date hereof, compliance with these laws and regulations has not had a material effect on our capital expenditures, results of operations, and competitive position. For additional information, see “Item 1A - Risk Factors.”
The potential impact of climate change on our operations is unclear. Climate change could result in an increase in severe weather events, such as hurricanes, tropical storms, blizzards and ice storms, which often results in delays or other negative consequences for our manufacturing operations, which could negatively impact our financial results. We have not identified any, and we do not believe there to be in the near term, material impacts on our business, financial condition or results of operations as a result of compliance with legislation or regulatory rules regarding climate change or from the known physical effects of climate change. Increased regulation and other climate change concerns, however, could subject us to additional costs and restrictions and could negatively affect our business, operations and financial results.
Information about our Executive Officers
Our executive officers are:

Name	Age	Position
Warren A. Veltman	60	President and Chief Executive Officer
Michael C. Felcher	49	Senior Vice President – Chief Financial Officer
John R. Buchan	60	Executive Vice President – Mobile Solutions and Power Solutions
Matthew S. Heiter	61	Senior Vice President and General Counsel
D. Gail Nixon	51	Senior Vice President and Chief Human Resources Officer
J. Andrew Wall	43	Senior Vice President and Chief Commercial Officer
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
Michael C. Felcher was appointed Senior Vice President and Chief Financial Officer in July 2021 having previously served as Vice President, Chief Accounting Officer since June 2018. Prior to joining the Company, Mr. Felcher served as the Vice President, North America Chief Financial Officer for JELD-WEN, Inc., a publicly held, global manufacturer of doors and windows, from 2013 to 2017. Before assuming his role at JELD-WEN, Inc., Mr. Felcher served as a Director of Finance for United Technologies Corp. following its acquisition of Goodrich Corporation in 2012. Previously, Mr. Felcher served in a variety of finance roles at Goodrich. Mr. Felcher began his career at PricewaterhouseCoopers in Boston and is a licensed CPA.
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
D. Gail Nixon joined us in 2007 and was appointed Senior Vice President and Chief Human Resources Officer in January 2018. Ms. Nixon previously served as our Vice President of Human Resources as well as Corporate Human Resources Manager. Ms. Nixon is a member of the Society for Human Resource Management (“SHRM”) and has earned her Senior Professional in Human Resources and SHRM – Senior Certified Professional designations. From 2000 to 2007, she held various accounting and human resources positions with a multi-state healthcare organization, ultimately serving as its corporate human resources director.
J. Andrew Wall joined us in January 2022 as Senior Vice President and Chief Commercial Officer. Prior to joining NN, he served in numerous management positions for ABB, Ltd., a publicly held, global manufacturer of heavy electrical equipment and automation technology. Most recently, Mr. Wall served as Vice President, Product Marketing and Sales, Electrification U.S., where he was responsible for leading the creation and implementation of ABB's U.S. product marketing strategy. Before that, Mr. Wall served as Vice President and General Manager, Power Products Services U.S., where he was in charge of all functional aspects of the business, including marketing and sales, project management, factory manufacturing operations, field service operations, and engineering.
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
Risks Related to Our Operations
The COVID-19 pandemic and mitigation efforts to control the spread of the disease have impacted, and are expected to continue to materially impact, our business and our financial condition, results of operations and cash flows could be materially adversely affected by factors directly or indirectly relating to the COVID-19 pandemic.
The COVID-19 pandemic has created significant volatility in the global economy, led to significant reduced market and economic activity, and disrupted, and may continue to disrupt, the end markets we serve. In response, various governmental bodies and private enterprises implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, “shelter-in-place” orders and shutdowns. While many of the restrictions have eased across the globe, some areas have re-imposed closures and other restrictions due to increased rates of COVID-19 cases. No assurance can be given that these new closures and restrictions will not continue to occur. New and more easily transmitted variants of COVID-19, such as the Delta and Omicron variants, have emerged and spread in the U.S. and across the globe. The impact of these variants cannot be predicted at this time and could depend on numerous factors, including vaccination rates among the population, the efficacy of COVID-19 vaccines against the new variants, and the response by governmental bodies and regulators. Further surges in COVID-19 infection rates could result in the reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations.
The COVID-19 pandemic and the responses by governmental bodies and regulators thereto have created a disruption in our manufacturing, product distribution, overall supply chain, and other business activities, and that of our customers, suppliers, co-manufacturers, and distributors. A significant number of our customers, suppliers, co-manufacturers, distributors, and manufacturing facilities are located in regions that have been affected by the pandemic and those operations have been, and may continue to be, materially affected by restrictive measures implemented in response to the pandemic. As a result we have experienced, and may continue to experience, delays in the production and distribution of our products and the loss of sales to our customers. Any delay or shortage in the supply of raw materials or delay in the manufacturing or distribution of our products may result in our inability to satisfy customer demand in a timely manner or at all, which could result in the loss of a portion of or all of the customer’s business and damage our reputation. Additionally, if the global economic effects caused by the COVID-19 pandemic continue or increase, overall customer demand may continue to decrease, which could have a material and adverse effect on our business, results of operations, and financial condition.
Further, the COVID-19 pandemic could adversely impact our ability, and the ability of our suppliers, co-manufacturers, distributors, and customers, to retain key employees and ensure the continued service and availability of skilled personnel necessary to run our, and their, operations. To the extent our management or other personnel, or the management or other personnel of our suppliers, co-manufacturers, distributors, and customers, are impacted in significant numbers by the pandemic and are not available to perform their job duties, we could experience delays in, or the suspension of, our manufacturing operations, distribution of our products, and other important corporate functions.
The ongoing COVID-19 pandemic and the current volatility in the global economy, reduced market and economic activity, and disruptions in the end markets we serve present material risks and uncertainties for us. The extent of the impact that the COVID-19 pandemic will have on our business, results of operations, and financial condition will depend largely on future developments relating to the duration and scope of the COVID-19 pandemic, including the continued emergence, persistence, severity and transmissibility of variants of the virus, the efficacy of vaccines, the pace at which governmental restrictions are eased or lifted, and the implementation of new or additional mitigation efforts by governmental authorities to control the spread of the disease, such as “stay-at-home” orders, business closures, and vaccine mandates. To the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operation, and cash flows, it may also have the effect of heightening other risks disclosed below. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or similar public health crisis, we would be subject to similar risks as posed by the COVID-19 pandemic.
We depend heavily on a relatively limited number of customers, and the loss of any major customer would have a material adverse effect on our business.
During 2021, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 43% of our consolidated net sales. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.
Work stoppages or similar difficulties and unanticipated business disruptions could significantly disrupt our operations, reduce our revenues and materially affect our earnings.
A work stoppage at one or more of our facilities could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows. Also, if one or more of our customers were to experience a work stoppage, that customer would likely halt or limit purchases of our products. For example, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and an increased use of laptop computers, 5G phones, gaming systems and other IT equipment that use these chips, has resulted in a severe shortage of chips in early 2021 and is ongoing. These same chips are used in automobiles in a variety of parts and information and entertainment systems. As a result, various automotive manufacturers have been forced to delay or stall new vehicle production. If efforts to address the chip shortage by the industry and the U.S government are unsuccessful, there may be further delays in new vehicle production, which could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows.
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
We obtain a majority of our raw materials from overseas suppliers, actively participate in overseas manufacturing operations and sell to a large number of international customers. During the year ended December 31, 2021, sales to customers located outside of the U.S. accounted for approximately 39% of our consolidated net sales. As a result of doing business internationally, we face risks associated with the following:
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
The prices we pay for raw materials used in our products may be impacted by tariffs. The tariffs initiated by the U.S. government in 2018 under Section 232 of the Trade Expansion Act of 1962 resulted in increased metals prices in the United States. We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. In addition, an open conflict or war across any region could affect our ability to obtain raw materials. The current military conflict between Russia and Ukraine, and related sanctions, export controls or other actions that may be initiated by nations could adversely affect our business and our supply chain or our business partners or customers in other countries. Although we currently do not source raw materials directly from Russia or Ukraine, if we are unable to source our products from the countries where we wish to purchase them, either because of the occurrence or threat of wars or other conflicts, regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations. Disruptions in the supply of raw materials and components could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials or components from other sources, which could have a material adverse effect on our business and our results of operations.
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
Any breach or security failure of our information technology systems could materially adversely affect our business, financial condition, results of operations, and reputation.
We rely on proprietary and third-party information technology systems to process, transmit and store information and to manage or support our business processes. We store and maintain confidential financial and business information regarding us and persons with whom we do business on our information technology systems. We also collect and hold personally identifiable information of our employees in connection with their employment. In addition, we engage third-party service providers that may collect and hold personally identifiable information of our employees in connection with providing business services to us, including web hosting, accounting, payroll and benefit services. The protection of the information technology systems on which we rely is critically important to us. We take steps, and generally require third-party service providers to take steps, to protect the security of the information maintained in our and our service providers’ information technology systems, including the use of systems, software, tools, and monitoring to provide security for processing, transmitting, and storing of the information. However, we face risks associated with breaches or security failures of the information technology systems on which we rely, which could result from, among other incidents, cyber-attacks or cyber-intrusions over the internet, malware, computer viruses, or employee error or misconduct. This risk of a data breach or security failure, particularly through cyber-attacks or cyber-intrusion, has generally increased due to the rise in new technologies and the increased sophistication and activities of the perpetrators of attempted attacks and intrusions.
The security measures put in place by us and our service providers cannot provide absolute security and there can be no assurance that we or our service providers will not suffer a data security incident in the future, that unauthorized parties will not gain access to sensitive information stored on our or our service providers’ systems, that such access will not, whether temporarily or permanently, impact, interfere with, or interrupt our operations, or that any such incident will be discovered in a timely manner. Even the most well-protected information, networks, systems, and facilities remain potentially vulnerable as the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. In addition, third-party information technology providers may not provide us with fixes or updates to hardware or software in a manner as to avoid an unauthorized loss or disclosure or to address a known vulnerability, which may subject us to known threats or downtime as a result of those delays. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. Further, we may be required to expend significant additional resources to continue to enhance information security measures and internal processes and procedures or to investigate and remediate any information security vulnerabilities.
A data security incident could compromise our or our service providers’ information technology systems, and the information stored by us or our service providers, including personally identifiable information of employees, could be accessed, misused, publicly disclosed, corrupted, lost, or stolen. Any failure to prevent a data breach or a security failure of our or our service providers’ information technology systems could interrupt our operations, result in downtime, divert our planned efforts and resources from other projects, damage our reputation and brand, damage our competitive position, subject us to liability claims or regulatory penalties, and could materially and adversely affect our business, financial condition, or results of operations. Similarly, if our service providers fail to use adequate security or data protection processes, or use personal data in an unpermitted or improper manner, we may be liable for certain losses and it may damage our reputation.
Physical effects of climate change or legal, regulatory or market measures intended to address climate change could materially adversely affect our business and operations.
Risks associated with climate change are subject to increasing societal, regulatory and political focus in the U.S. and globally. Shifts in weather patterns caused by climate change could increase the frequency, severity, or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures, or flooding, which could result in more significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of our customers, reduced workforce availability, increased costs of raw materials and components, increased liabilities, and decreased revenues than what we have experienced in the past from such events. In addition, increased public concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change, which could include the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations. Such developments could result in increased compliance costs and adverse impacts on raw material sourcing, manufacturing operations, and the distribution of our products, which could adversely affect our business and operations.
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
Our business activities are subject to various laws and regulations relating to pollution control and protection of the environment. These laws and regulations govern, among other things, discharges to air or water, the generation, storage, handling, and use of automotive hazardous materials, and the handling and disposal of hazardous waste generated at our facilities. Under such laws and regulations, we are required to obtain permits from governmental authorities for some of our operations. If we violate or fail to comply with these laws, regulations, or permits, we could be fined or otherwise sanctioned by regulators. Under some environmental laws and regulations, we could also be held responsible for all the costs relating to any contamination at our past or present facilities and at third-party waste disposal sites. We maintain a compliance program to assist in preventing and, if necessary, correcting environmental problems.
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
As of December 31, 2021, we had approximately $159.8 million of indebtedness outstanding and $36.0 million available for future borrowings under the ABL Facility. Our debt obligations could have important consequences, including:
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
Approximately 39% of our revenues are denominated in foreign currencies, which may result in additional risk of fluctuating currency values and exchange rates and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits. In 2021, the U.S. dollar weakened against foreign currencies which favorably affected our revenue by $2.2 million. In contrast, a strengthening of the U.S. dollar may unfavorably affect our business, prospects, financial condition, results of operations, or cash flows.
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
The U.S. tax laws and regulations, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form changes to the U.S. tax laws applicable to us may be enacted. Changes in U.S. tax laws, tax rulings, or interpretations of existing laws could materially affect our business, cash flow, results of operations, and financial condition.

Item 1B.Unresolved Staff Comments
None.
Item 2.Properties
As of December 31, 2021, we owned or leased 31 facilities in a total of six countries, which includes a 49% equity interest in a manufacturing joint venture in China. Utilization of these sites may vary with product mix and economic, seasonal, and other business conditions. Our plants generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. The following table lists the locations of our facilities by segment.
Mobile Solutions Group

Location	General Character	Country	Owned or Leased
Boituva, Brazil	Plant	Brazil	Leased
Campinas, Brazil	Office	Brazil	Leased
Dowagiac, Michigan	Plant	U.S.A.	Owned
Juarez, Mexico	Plant	Mexico	Leased
Kamienna Gora, Poland	Plant	Poland	Owned
Kentwood, Michigan	Plant 1	U.S.A.	Leased
Kentwood, Michigan	Plant 2	U.S.A.	Leased
Kentwood, Michigan	Plant 3, Warehouse	U.S.A.	Leased
Kentwood, Michigan	Office	U.S.A.	Owned
Marnaz, France	Plant	France	Owned
Marshall, Michigan	Plant 1	U.S.A.	Leased
Marshall, Michigan	Plant 2	U.S.A.	Leased
Sao Joao da Boa Vista, Brazil	Plant 1	Brazil	Leased
Sao Joao da Boa Vista, Brazil	Plant 2	Brazil	Leased
Wellington, Ohio	Plant 1	U.S.A.	Leased
Wellington, Ohio	Plant 2	U.S.A.	Leased
Wuxi, China	Plant	China	Leased

Power Solutions Group

Location	General Character	Country	Owned or Leased
Algonquin, Illinois	Plant	U.S.A.	Owned
Attleboro, Massachusetts	Plant 1	U.S.A.	Owned
Attleboro, Massachusetts	Plant 2	U.S.A.	Leased
Attleboro, Massachusetts	Plant 3	U.S.A.	Owned
Attleboro, Massachusetts	Office, Warehouse	U.S.A.	Owned
Foshan City, China	Plant	China	Leased
Irvine, California	Plant	U.S.A.	Leased
Lubbock, Texas	Plant	U.S.A.	Owned
Mexico City, Mexico	Plant	Mexico	Owned
North Attleboro, Massachusetts	Plant	U.S.A.	Owned
Palmer, Massachusetts	Plant	U.S.A.	Leased
Taunton, Massachusetts	Plant	U.S.A.	Leased
Joint Venture

Location	General Character	Country	Owned or Leased
Wuxi, China	Plant	China	Leased
In addition to these manufacturing plants, we lease office space in Charlotte, North Carolina, which serves as our corporate headquarters.
Item 3.Legal Proceedings
As disclosed in Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report, we are engaged in certain legal proceedings, and the disclosure set forth in Note 13 relating to certain commitments and contingencies is incorporated herein by reference.
Item 4.Mine Safety Disclosures
Not applicable.

PART II
Item 5.Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is traded on Nasdaq under the trading symbol “NNBR.” As of March 4, 2022, there were approximately 6,000 beneficial owners of record of our common stock, and the closing per share stock price as reported by Nasdaq was $2.42.
The following graph and table compare the cumulative total shareholder return on our common stock with the cumulative total shareholder return of: (i) the Russell 2000® Index, which is a broad equity market index, and (ii) the S&P SmallCap 600® Industrials Index, which is a published industry index, for the period from December 31, 2016, to December 31, 2021. Previously, we compared the return on our common stock with the S&P SmallCap 600® and a customized peer group, which consisted of the following companies: Altra Industrial Motion Corp., Ametek Inc., CIRCOR International, Inc., Colfax Corporation, Crane, Enerpac Tool Group Corp, Kaman Corporation, Park-Ohio Holdings Corp. and Worthington Industries, Inc. (collectively, the “2020 Peer Group”). During 2021, we determined that the Russell 2000® Index and the S&P SmallCap 600® Industrials Index are more applicable comparisons for our common stock due to our market capitalization and customer end markets following the sale of the Life Sciences business in 2020. Due to the change in selected comparative indices, we are presenting the comparative index and industry peer group that was used in the prior year. The following graph and table assume that a $100 investment was made at the close of trading on December 31, 2016. We cannot assure you that the performance of our common stock will continue in the future with the same or similar trend depicted on the graph.

Comparison of Five-Year Cumulative Total Return
(Performance results through December 31, 2021)

$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
NN, Inc.
Russell 2000
S&P SmallCap 600 Industrials
S&P SmallCap 600
2020 Peer Group

	2016	2017	2018	2019	2020	2021
NN, Inc.	$100.00	$146.51	$36.31	$51.31	$36.45	$22.74
Russell 2000	$100.00	$114.65	$102.03	$129.10	$155.20	$177.73
S&P SmallCap 600 Industrials	$100.00	$117.21	$102.97	$133.49	$149.47	$188.18
S&P SmallCap 600	$100.00	$113.21	$103.59	$127.24	$141.61	$179.60
2020 Peer Group	$100.00	$126.26	$103.48	$147.62	$169.44	$197.34
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
Item 6.    Reserved
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
A detailed discussion of our results of operations and liquidity and capital resources for the year ended December 31, 2020 compared to the year ended December 31, 2019 are not included herein and can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 15, 2021.
Overview and Management Focus
Our strategy and management focus are based upon the following long-term objectives
•Organic growth within our segments;
•Improved operating margins;
•Cost reduction;
•Efficient capital deployment;
•Debt leverage ratio improvement;
•Capital management initiatives; and
•Employee health, safety, and satisfaction;
Management generally focuses on these trends and relevant market indicators
•Trends related to the geographic migration of competitive manufacturing, electric vehicles, and electrification;
•Costs subject to the global inflationary environment, including, but not limited to:
•Raw materials;
•Wages and benefits, including health care costs;
•Regulatory compliance; and
•Energy;
•Global automotive production rates;
•Defense spending;
•Global industrial growth and economics;
•Residential and non-residential construction rates;
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
•Return on invested capital;
•Income from operations;
•Net income;
•Leverage ratio
•Cash flow from operations and capital spending;
•Certain non-GAAP measures as defined in our quarterly earnings releases and investor presentations;
•Customer service reliability;
•External and internal quality indicators; and
•Employee development.
Critical Accounting Estimates
Our significant accounting policies, including the assumptions and judgment underlying them, are disclosed in Note 1 of the Notes to Consolidated Financial Statements.  As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.
Goodwill
Goodwill was tested for impairment on an annual basis in the fourth quarter and between annual tests if a triggering event occurred. The impairment analysis was performed at the reporting unit level. As of December 31, 2021 and 2020, there was no remaining goodwill balance due to impairments recognized during the year ended December 31, 2020. An impairment charge was calculated based on a reporting unit’s carrying amount in excess of its fair value (i.e., step 1 of the two-step impairment test). If the carrying value of the reporting unit including goodwill was less than the fair value of the reporting unit, the goodwill was not considered impaired. Reporting units for the purpose of goodwill impairment testing were the same as our operating segments (Mobile Solutions and Power Solutions).
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
The calculation of tax assets, liabilities, and expenses under U.S. GAAP is largely dependent on management judgment of the current and future deductibility and utilization of taxable expenses and benefits using a more likely than not threshold. Specifically, the realization of deferred tax assets and the certainty of tax positions taken are largely dependent upon management weighting the current positive and negative evidence for recording tax benefits and expenses. A significant piece of objective negative evidence evaluated is cumulative losses incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future earnings growth. We have recorded a U.S. deferred tax liability for foreign earnings which are not indefinitely reinvested.  We treat global intangible low-taxed income (“GILTI”) as a periodic charge in the year in which it arises and therefore do not record deferred taxes for basis differences associated with GILTI.
In the event that the actual outcome from future tax consequences differs from management estimates and assumptions or management plans and positions are amended, the resulting change to the provision for income taxes could have a material impact on the consolidated results of operations and financial position. (See Note 1 and Note 10 of the Notes to Consolidated Financial Statements).
Impairment of Long-Lived Assets
Long-lived tangible and intangible assets subject to depreciation or amortization are tested for recoverability when changes in circumstances indicate the carrying value of these assets may not be recoverable. A test for recoverability is also performed when management has committed to a plan to dispose of a reporting unit or asset group. Assets to be held and used are tested for recoverability when indications of impairment are evident. Recoverability of a long-lived tangible or intangible asset is evaluated by comparing its carrying value to the future estimated undiscounted cash flows expected to be generated by the asset or asset group. If the asset is deemed not recoverable, then the asset is considered impaired and adjusted to fair value which is then depreciated or amortized over its remaining useful life. Assets to be disposed of are recorded at the lesser of carrying value or fair value less costs of disposal. In assessing potential impairment for long-lived assets, we consider forecasted financial performance based, in large part, on management business plans and projected financial information which are subject to a high degree of management judgment and complexity.  Future adverse changes in market conditions or adverse operating results of the underlying assets could result in having to record additional impairment charges not previously recognized.
Fair Value Measurements
Fair value is an exit price representing the expected amount that an entity would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date. Fair value principles prioritize valuation inputs across three broad levels.  An asset or liability’s classification within the various levels is determined based on the lowest level input that is significant to the fair value measurement.
Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the year ended December 31, 2021, that management believes are important to provide an understanding of the business and results of operations or that may influence operations in the future.
Global COVID-19 Pandemic
The COVID-19 pandemic continues to disrupt the United States and global economy, and we cannot predict when a full economic recovery will occur. New and more easily transmitted variants of COVID-19, such as the Delta and Omicron variants, have emerged and spread in the United States and across the globe. The impact of these variants cannot be predicted at this time and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the new variants, and the response by governmental bodies and regulators. Further surges in COVID-19 infection rates could result in the reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations.
The spread of COVID-19 and the responses thereto have created a disruption in the manufacturing, delivery, and overall supply chain of automobile manufacturers and suppliers, as well as disruption within the power industry. Global vehicle production decreased significantly in 2020, but production ramped back up in 2021. However, production continues to be impacted by disruptions of global supply chains, which have caused challenges in obtaining raw materials we use in the manufacture of some of our products. We increased our inventories in the current year to mitigate the risk of supply chain disruption for our customers. In addition, power shortages in China have resulted in widespread blackouts, often without any or little notice. These blackouts caused us and other manufacturers in the region to shut down production until power was restored. Supply chain and COVID-19 related disruptions are expected to continue into 2022.
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
While managing decreased demand in many regions across the globe, we are now operating at all of our business locations. We have implemented training and recruiting programs to address labor shortages. We are focused on the health and safety of our employees, customers, and suppliers. We have developed and implemented processes to ensure a safe environment for our employees and any visitors to our facilities, including providing personal protective equipment and establishing social distancing protocols.
These processes include recommendations based on guidelines from the Centers for Disease Control and Prevention and the World Health Organization. The health and safety of our employees remains our top priority. While we are actively promoting vaccination among our employees, vaccination status may affect workforce availability ranging from absences for vaccinations, booster shots, and recovery from side-effects. Significant workforce availability challenges could have a material effect on our business operations, financial results, liquidity, and financial position.
We have undertaken a number of permanent and temporary actions to manage the evolving situation. We continue to streamline facilities and implement cost savings initiatives. Capital expenditures and travel costs remain at relatively low levels. We refinanced our credit facility and preferred stock in the first quarter of 2021 as discussed below.
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
Outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month LIBOR (subject to a 1.000% floor) plus an applicable margin of 6.875% or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. At December 31, 2021, the Term Loan Facility bore interest, based on one-month LIBOR, at 7.875%. The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all assets other than accounts receivable and inventory and has a second lien on accounts receivable and inventory. We were in compliance with all requirements under the Term Loan Facility as of December 31, 2021.
On July 22, 2021, we entered into a new fixed-rate interest rate swap agreement to change the LIBOR-based component of the interest rate on $60.0 million of our variable rate debt to a fixed rate of 1.291%. The interest rate swap, which has been designated as a cash flow hedge, has a notional amount of $60.0 million and a maturity date of July 31, 2024.
The ABL Facility provides for a senior secured revolving credit facility in the amount of $50.0 million, of which $30.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the ABL Facility bear interest on a variable rate structure plus an interest rate spread that is based on the average amount of aggregate revolving commitment available. The variable borrowing rate is either 1) LIBOR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We may elect whether to use one-month, three-month, or six-month LIBOR, subject to a 0.50% floor. Interest payments are due monthly on borrowings that utilize one-month LIBOR and quarterly on borrowings that utilize three-month or six-month LIBOR. At December 31, 2021, using one-month LIBOR plus a 1.75% spread, the weighted average interest rate on outstanding borrowings under the ABL Facility would have been 2.25% if there had been any balance outstanding. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility and a 1.875% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is March 22, 2026.
As of December 31, 2021, we had no outstanding borrowings under the ABL Facility, $11.2 million of outstanding letters of credit, and $36.0 million available for future borrowings under the ABL Facility. The ABL Facility has a first lien on accounts receivable and inventory. We were in compliance with all requirements under the ABL Facility as of December 31, 2021.
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
Sales Concentration
We recognized sales from a single customer of $49.7 million, or 10% of consolidated net sales, during the year ended December 31, 2019. Revenues from this customer are in our Mobile Solutions segment and were less than 10% of consolidated net sales during the years ended December 31, 2021 and 2020.
Financial Data as a Percentage of Net Sales
The following table presents the percentage of our net sales represented by statement of operations line item.

	Years Ended December 31,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	81.7%	80.4%	80.2%
Selling, general, and administrative expense	10.8%	13.6%	14.1%
Depreciation and amortization	9.7%	10.7%	9.2%
Goodwill impairment	—%	21.7%	—%
Other operating expense (income), net	(0.2)%	1.1%	0.2%
Loss from operations	(1.9)%	(27.5)%	(3.6)%
Interest expense	2.7%	4.4%	2.7%
Loss on extinguishment of debt and write-off of debt issuance costs	0.5%	—%	0.1%
Derivative payments on interest rate swap	0.4%	1.0%	—%
Loss on interest rate swap	0.4%	2.7%	—%
Other expense (income), net	(1.1)%	—%	0.2%
Loss from continuing operations before benefit (provision) for income taxes and share of net income from joint venture	(4.7)%	(35.6)%	(6.6)%
Benefit (provision) for income taxes	0.4%	2.1%	(0.1)%
Share of net income from joint venture	1.3%	0.8%	0.3%
Loss from continuing operations	(3.0)%	(32.6)%	(6.3)%
Income (loss) from discontinued operations, net of tax	0.3%	9.1%	(3.3)%
Net loss	(2.8)%	(23.5)%	(9.5)%

Year Ended December 31, 2021, compared to the Year Ended December 31, 2020

	Years Ended December 31,
	2021	2020	$ Change
Net sales	$477,584	$427,534	$50,050
Organic growth				$47,862
Foreign exchange effects				2,188
Cost of sales (exclusive of depreciation and amortization shown separately below)	389,995	343,594	46,401
Selling, general, and administrative expense	51,489	58,055	(6,566)
Depreciation and amortization	46,195	45,680	515
Goodwill impairment	—	92,942	(92,942)
Other operating expense (income), net	(1,091)	4,720	(5,811)
Loss from operations	(9,004)	(117,457)	108,453
Interest expense	12,664	18,898	(6,234)
Loss on extinguishment of debt and write-off of debt issuance costs	2,390	144	2,246
Derivative payments on interest rate swap	1,717	4,133	(2,416)
Loss on interest rate swap	2,033	11,669	(9,636)
Other income, net	(5,366)	(213)	(5,153)
Loss from continuing operations before benefit for income taxes and share of net income from joint venture	(22,442)	(152,088)	129,646
Benefit for income taxes	1,756	8,972	(7,216)
Share of net income from joint venture	6,261	3,626	2,635
Loss from continuing operations	(14,425)	(139,490)	125,065
Income from discontinued operations, net of tax	1,200	38,898	(37,698)
Net loss	$(13,225)	$(100,592)	$87,367
Net Sales. Net sales increased by $50.1 million, or 12%, during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to higher demand within all markets that were negatively impacted by the COVID-19 pandemic in the prior year and favorable foreign exchange effects of $2.2 million. In addition, sales were positively impacted by increased selling prices for precious metals allowed under customer contracts due to the sharp rise in underlying commodities costs compared with the year ended December 31, 2020.
Cost of Sales.  Cost of sales increased by $46.4 million, or 14%, during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to variable costs associated with the above-noted sales increase. In addition, cost of sales increased due to the reintroduction of employee-related costs suspended in the prior year due to the COVID-19 pandemic, such as travel, benefits and overtime hours. Finally, cost of sales increased due to variable cost inefficiencies associated with global supply chain interruptions, uneven customer ordering patterns (particularly in the automotive market), and inflation. These increases were partially offset by more favorable overhead absorption compared to prior year due to the increase in inventory.
Selling, General, and Administrative Expense.  Selling, general, and administrative expense decreased by $6.6 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to cost reduction initiatives that drove decreases in personnel costs, professional fees, and office occupancy costs.
Goodwill Impairment. We recognized goodwill impairment of $92.9 million at Power Solutions in 2020, resulting in no remaining goodwill balance.
Other Operating Expense (Income), Net. Other operating expense (income), net, changed favorably by $5.8 million primarily due to charges and costs associated with asset disposals and elimination of a portion of our lease obligation as a result of our decision to vacate a portion of our corporate headquarters building in 2020. These charges were partially offset by a gain on the sale of a building in Fairfield, Ohio, in the second quarter of 2020.

Interest Expense.  Interest expense decreased by $6.2 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to settlements on the interest rate swap that was terminated in connection with our debt refinancing in 2021. This decrease was partially offset by higher interest rates on debt in the current year.

	Years Ended December 31,
	2021	2020
Interest on debt	$10,800	$7,714
Interest rate swap settlements	77	8,906
Amortization of debt issuance costs and discount	1,381	1,702
Capitalized interest	(300)	(204)
Other	706	780
Total interest expense	$12,664	$18,898
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
Other Income, Net. Other income, net, changed favorably by $5.2 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, due to noncash derivative mark-to-market gains and more favorable foreign exchange effects associated with intercompany borrowings, partially offset by a litigation settlement reached during the second quarter of 2021.
Benefit for Income Taxes. Our effective tax rate was 7.8% for the year ended December 31, 2021, compared to 5.9% for the year ended December 31, 2020. The difference in rates is primarily due to the limitation on the amount of tax benefit recorded for loss carryforwards in 2021 and the impact of the impairment of nondeductible goodwill in 2020. Note 10 in the Notes to Consolidated Financial Statements describes the effective income tax rate for each period presented.
Share of Net Income from Joint Venture. Share of net income from the JV increased during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to recovery from the effects of the COVID-19 pandemic on prior year sales. The JV, in which we own a 49% investment, recognized net sales of $94.8 million and $68.2 million for the years ended December 31, 2021 and 2020, respectively. Additionally, profits improved from expanding variable margins as a result of successful process improvement initiatives, improved product mix, and fixed cost reduction actions.
Income from Discontinued Operations, Net of Tax. The largest component of income from discontinued operations, net of tax, during the year ended December 31, 2020, was the $214.9 million gain on sale of our Life Sciences business. Note 2 in the Notes to Consolidated Financial Statements provides details of the results of discontinued operations. We recognized a gain of $1.2 million during the year ended December 31, 2021, due to the favorable resolution of a tax indemnity.

Results by Segment
MOBILE SOLUTIONS

	Years Ended December 31,
	2021	2020	$ Change
Net sales	$285,863	$256,360	$29,503
Organic growth				$27,649
Foreign exchange effects				1,854
Income from operations	$9,039	$5,228	$3,811
Net sales increased by $29.5 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to higher demand within all markets which were negatively impacted by the COVID-19 pandemic in the prior year, new business in the general industrial market, and favorable foreign exchange effects. In the fourth quarter of 2021, we recognized a customer pricing settlement.
Income from operations increased by $3.8 million compared to the same period in the prior year primarily due to contribution generated from the above-noted sales increase and customer pricing settlement. Moreover, we built up inventory in the year ended December 31, 2021, which resulted in favorable overhead absorption during the current year compared to the prior year. These positive impacts were partially offset by the reintroduction of employee-related costs suspended in the prior year due to the COVID-19 pandemic (such as travel, benefits, and overtime hours), material and labor inflation, and variable cost inefficiencies associated with global supply chain interruptions and uneven customer ordering patterns, particularly in the automotive market.
POWER SOLUTIONS

	Years Ended December 31,
	2021	2020	$ Change
Net sales	$191,800	$171,269	$20,531
Organic growth				$20,197
Foreign exchange effects				334
Goodwill impairment	$—	$(92,942)	$92,942
Income (loss) from operations	$6,493	$(85,983)	$92,476
Net sales increased by $20.5 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to higher demand within our end markets, all of which were negatively impacted by the COVID-19 pandemic in the prior year. Sales were positively impacted by increased selling prices for precious metals allowed under customer contracts due to the sharp rise in underlying commodities costs compared to the year ended December 31, 2020. In addition, revenue increased during the fourth quarter of 2021 due to prices increases with certain customers.
Income (loss) from operations increased by $92.5 million compared to the same period in the prior year primarily due to a goodwill impairment loss of $92.9 million recognized in the first quarter of 2020. In addition, income from operations increased due to the above-noted higher sales volume. These favorable impacts were partially offset by an adverse shift in sales mix; higher material costs as a result of inflation; operating inefficiencies in our aerospace, defense, and medical business; and the reintroduction of employee-related costs suspended in the prior year due to the COVID-19 pandemic, such as travel, benefits and overtime hours.
Changes in Financial Condition from December 31, 2020, to December 31, 2021
Overview
From December 31, 2020, to December 31, 2021, total assets decreased by $45.9 million primarily due to normal depreciation and amortization of fixed assets, lease right-of-use assets, and intangible assets. We used $15.4 million of cash to settle the ineffective interest rate swap as part of our refinancing during the first quarter of 2021. Accounts receivable decreased as a result of successful collection efforts, accelerated payment terms, and lower sales in the fourth quarter of 2021 compared with the fourth quarter of 2020. These decreases were partially offset by capital expenditures and increases in inventories during the year ended December 31, 2021. Inventories increased as a result of a strategic decision to mitigate potential supply chain issues for our customers. The investment in the Chinese joint venture also increased as a result of undistributed earnings of the joint venture.

From December 31, 2020, to December 31, 2021, total liabilities increased by $35.4 million, primarily due to the refinancing of our credit facilities, partially offset by the termination of the ineffective interest rate swap.
Cash Flows
Cash provided by operations was $15.6 million for the year ended December 31, 2021, compared with cash provided by operations of $15.5 million for the year ended December 31, 2020. Operating activities during 2021 included building inventory levels as a result of a strategic decision to mitigate potential supply chain issues for our customers. Net payments for income taxes were $5.4 million higher in the year ended December 31, 2021 when compared to 2020. The increased bonus payout to our employees during 2021 also impacted operating activities. Operating activities were positively impacted by the timing of disbursements on accounts payable compared to 2020, as well as increased income generated from operations during the year ended December 31, 2021.
Cash used in investing activities was $36.1 million for the year ended December 31, 2021, compared with cash provided by investing activities of $719.3 million for the year ended December 31, 2020. The difference was primarily due to cash received from the sale of the Life Sciences business in 2020.
Cash provided by financing activities was $2.6 million for the year ended December 31, 2021, compared with cash used by financing activities of $714.9 million for the year ended December 31, 2020. The difference was primarily due to $11.6 million net inflow from the debt and preferred stock refinancing in the current year compared to the prepayment of debt in 2020 with proceeds from the sale of the Life Sciences business.
Liquidity and Capital Resources
Credit Facility
The principal amount outstanding under our Term Loan Facility as of December 31, 2021, was $148.9 million, without regard to unamortized debt issuance costs and discount. As of December 31, 2021, we had $36.0 million available for future borrowings under the ABL Facility. This amount of borrowing capacity is net of $11.2 million of outstanding letters of credit at December 31, 2021, which are considered as usage of the ABL Facility.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. If one-month LIBOR is less than 1.000%, then we pay 7.875% per annum in interest. If one-month LIBOR exceeds 1.000%, then we pay the variable one-month LIBOR plus an applicable margin of 6.875%. Based on the interest rate in effect at December 31, 2021, and the fixed rate on the 2021 interest rate swap, annual interest payments would be approximately $11.9 million.
The ABL Facility bears interest on a variable rate structure with borrowings bearing interest at one-month LIBOR plus an applicable margin of 1.75%. The interest rate in effect at December 31, 2021, was 2.25%. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility.
We were in compliance as of December 31, 2021, with all requirements under our Term Loan Facility and ABL Facility. Both credit facilities allow for optional expansion of available borrowings, subject to certain terms and conditions. On March 3, 2022, we amended our Term Loan Facility, which increases the quarterly maximum consolidated net leverage ratio beginning with the first quarter of 2022.
Hedging
On July 22, 2021, we entered into a fixed-rate interest rate swap agreement to change the LIBOR-based component of the interest rate on a portion of our variable rate debt to a fixed rate of 1.291% (the “2021 Swap”). The 2021 Swap has a notional amount of $60.0 million and a maturity date of July 31, 2024. The objective of the 2021 Swap is to eliminate the variability of cash flows in interest payments on the first $60.0 million of variable rate debt attributable to changes in benchmark one-month LIBOR interest rates. Refer to Note 19 in the Notes to Consolidated Financial Statements for further discussion about the interest rate swap.
Our arrangements with customers typically provide that payments are due within 30 to 60 days following the date of shipment. We invoice and receive payment from many of our customers in various other currencies. Additionally, we are party to various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. As a result of these sales, loans, payables, and receivables, we are exposed to foreign exchange transaction and translation risk. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. As of December 31, 2021, no currency derivatives were in place. In addition, a strengthening of the U.S. dollar against foreign currencies could impair our ability to compete with international competitors for foreign as well as domestic sales.

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
Refer to Note 19 in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion about the interest rate swaps.
At December 31, 2021, we had $148.9 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month LIBOR would have resulted in a net increase in interest expense of $0.1 million on an annualized basis due to the fact that the Term Loan Facility is subject to a LIBOR floor of 1.000% and one-month LIBOR was below the floor as of December 31, 2021.
We had no outstanding borrowings under the ABL Facility at December 31, 2021.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We participate in various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. From time to time, we may use foreign currency derivatives to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency derivatives as of December 31, 2021.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NN, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of NN, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 11, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
March 11, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NN, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NN, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2022 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Classification of Series D Perpetual Preferred Stock and the bifurcated detachable warrants
As described further in Note 14 to the financial statements, the Company completed a private placement of 65 thousand shares of newly designated Series D Perpetual Preferred Stock at a price of $1,000 per share, together with detachable warrants to purchase up to 1.9 million shares of common stock at an exercise price of $0.01 per share on March 22, 2021. The Series D Perpetual Preferred Stock had an initial liquidation preference of $1,000 per share and is redeemable at the Company’s option in cash at a redemption price equal to the liquidation preference then in effect. Certain features were bifurcated and accounted for separately from the Series D Perpetual Preferred Stock and were recorded as derivatives. We identified the classification of the Series D Perpetual Preferred Stock and the bifurcated detachable warrants as a critical audit matter.
The determination of the classification of the Series D Perpetual Preferred Stock and the bifurcated detachable warrants involves an evaluation of the relevant terms and provisions within the Securities Purchase Agreement and Common Stock Warrant Agreement. The relevant accounting literature is complex; therefore, the interpretation and application of the accounting literature is subjective and requires specialized skills and knowledge. Auditing management’s conclusions related to the classification of the Series D Perpetual Preferred Stock and the bifurcated detachable warrants involved especially challenging auditor judgment to determine the proper classification.
Our audit procedures related to the classification issuance of the Series D Perpetual Preferred Stock and the bifurcated detachable warrants included the following, among others.
•We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls related to the accounting for the issuance of the Series D Perpetual Preferred Stock, which included classification of the Series D Perpetual Preferred Stock and the bifurcated detachable warrants.
•We utilized personnel with specialized skill and knowledge to assist in evaluating the appropriateness of management’s conclusions by (1) inspecting and assessing the relevant terms and provisions of the Securities Purchase Agreement and Common Stock Warrant Agreement; (2) comparing the relevant terms and provisions to management’s analysis; and (3) assessing the appropriateness of management’s application of the relevant accounting literature.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Charlotte, North Carolina
March 11, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NN, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations and comprehensive income (loss), of changes in stockholders’ equity and of cash flows of NN, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 12, the Company changed the manner in which it accounts for leases in 2019.

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

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
March 16, 2020, except for the effect of discontinued operations discussed in Note 2 to the consolidated financial statements, as to which the date is March 15, 2021, and except for the 2019 summarized financial information of the unconsolidated joint venture in Note 9 to the consolidated financial statements, as to which the date is March 11, 2022.

We served as the Company's auditor from 2003 to 2020.

NN, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Net sales	$477,584	$427,534	$489,514
Cost of sales (exclusive of depreciation and amortization shown separately below)	389,995	343,594	392,482
Selling, general, and administrative expense	51,489	58,055	68,895
Depreciation and amortization	46,195	45,680	44,896
Restructuring and integration expense, net	—	—	(12)
Goodwill impairment	—	92,942	—
Other operating expense (income), net	(1,091)	4,720	846
Loss from operations	(9,004)	(117,457)	(17,593)
Interest expense	12,664	18,898	13,030
Loss on extinguishment of debt and write-off of debt issuance costs	2,390	144	540
Derivative payments on interest rate swap	1,717	4,133	—
Loss on interest rate swap	2,033	11,669	—
Other expense (income), net	(5,366)	(213)	962
Loss from continuing operations before benefit (provision) for income taxes and share of net income from joint venture	(22,442)	(152,088)	(32,125)
Benefit (provision) for income taxes	1,756	8,972	(305)
Share of net income from joint venture	6,261	3,626	1,681
Loss from continuing operations	(14,425)	(139,490)	(30,749)
Income (loss) from discontinued operations, net of tax (Note 2)	1,200	38,898	(15,992)
Net loss	$(13,225)	$(100,592)	$(46,741)
Other comprehensive income (loss):
Reclassification adjustment for discontinued operations	$—	$5,961	$—
Foreign currency translation loss	(1,135)	(1,683)	(3,845)
Interest rate swap:
Change in fair value, net of tax	59	(12,443)	(10,479)
Reclassification adjustment for losses included in net loss, net of tax	2,906	18,987	1,084
Other comprehensive income (loss)	$1,830	$10,822	$(13,240)
Comprehensive loss	$(11,395)	$(89,770)	$(59,981)
Basic net loss per common share:
Loss from continuing operations per common share	$(0.82)	$(3.60)	$(0.75)
Income (loss) from discontinued operations per common share	0.03	0.92	(0.38)
Net loss per common share	$(0.79)	$(2.68)	$(1.13)
Weighted average common shares outstanding	44,011	42,199	42,030
Diluted net loss per common share:
Loss from continuing operations per common share	$(0.82)	$(3.60)	$(0.75)
Income (loss) from discontinued operations per common share	0.03	0.92	(0.38)
Net loss per common share	$(0.79)	$(2.68)	$(1.13)
Weighted average common shares outstanding	44,011	42,199	42,030

See Notes to Consolidated Financial Statements.

NN, Inc.
Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$28,656	$48,138
Accounts receivable, net	71,419	84,615
Inventories	75,027	62,517
Income tax receivable	11,808	8,800
Other current assets	9,372	11,148
Total current assets	196,282	215,218
Property, plant and equipment, net	209,105	223,690
Operating lease right-of-use assets	46,443	50,264
Intangible assets, net	88,718	103,065
Investment in joint venture	34,045	26,983
Deferred tax assets	314	—
Other non-current assets	4,194	5,742
Total assets	$579,101	$624,962
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,710	$37,435
Accrued salaries, wages and benefits	17,739	21,296
Income tax payable	2,072	3,557
Current maturities of long-term debt	3,074	4,885
Current portion of operating lease liabilities	5,704	4,797
Other current liabilities	8,718	31,261
Total current liabilities	74,017	103,231
Deferred tax liabilities	7,456	11,178
Long-term debt, net of current portion	151,052	79,025
Operating lease liabilities, net of current portion	51,295	55,053
Other non-current liabilities	17,289	17,237
Total liabilities	301,109	265,724
Commitments and contingencies (Note 13)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at December 31, 2021	53,807	—
Series B convertible preferred stock - $0.01 par value per share, 100 shares authorized, issued and outstanding at December 31, 2020	—	105,086
Stockholders’ equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 42,686 and 43,027 shares issued and outstanding at December 31, 2020 and 2021, respectively	430	427
Additional paid-in capital	474,757	493,332
Accumulated deficit	(219,100)	(205,875)
Accumulated other comprehensive loss	(31,902)	(33,732)
Total stockholders’ equity	224,185	254,152
Total liabilities, preferred stock, and stockholders’ equity	$579,101	$624,962
See Notes to Consolidated Financial Statements.

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock				Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital	Warrants			Total
Balance, December 31, 2018	42,104	$421	$508,655	$—	$(58,491)	$(31,314)	$419,271
Net loss	—	—	—	—	(46,741)	—	(46,741)
Dividends declared or accrued for common stock	—	—	(8,933)	—	—	—	(8,933)
Dividends accrued for preferred stock	—	—	(642)	—	—	—	(642)
Shares issued for option exercises	5	—	21	—	—	—	21
Share-based compensation expense	248	2	3,931	—	—	—	3,933
Restricted shares forgiven for taxes	(44)	—	(365)	—	—	—	(365)
Change in estimate of share-based award vesting	—	—	(1,052)	—	—	—	(1,052)
Proceeds from issuance of warrants	—	—	—	1,076	—	—	1,076
Change in fair value of interest rate swap, net of tax of $3,166	—	—	—	—	—	(10,479)	(10,479)
Reclassification of interest rate swap settlement to net loss, net of tax of $327	—	—	—	—	—	1,084	1,084
Foreign currency translation loss	—	—	—	—	—	(3,845)	(3,845)
Adoption of new accounting standard	—	—	—	—	(51)	—	(51)
Balance, December 31, 2019	42,313	$423	$501,615	$1,076	$(105,283)	$(44,554)	$353,277
Net loss	—	—	—	—	(100,592)	—	(100,592)
Dividends accrued for preferred stock	—	—	(12,373)	—	—	—	(12,373)
Share-based compensation expense	417	4	4,965	—	—	—	4,969
Restricted shares forgiven for taxes	(44)	—	(157)	—	—	—	(157)
Change in estimate of share-based award vesting	—	—	(718)	—	—	—	(718)
Reclassification of warrants to liabilities (Note 19)	—	—	—	(1,076)	—	—	(1,076)
Change in fair value of interest rate swap, net of tax of $3,764	—	—	—	—	—	(12,443)	(12,443)
Reclassification of interest rate swap settlement to net loss, net of tax of $5,742	—	—	—	—	—	18,987	18,987
Foreign currency translation loss	—	—	—	—	—	(1,683)	(1,683)
Sale of discontinued operations	—	—	—	—	—	5,961	5,961
Balance, December 31, 2020	42,686	$427	$493,332	$—	$(205,875)	$(33,732)	$254,152
Net loss	—	—	—	—	(13,225)	—	(13,225)
Dividends accrued for preferred stock	—	—	(21,478)	—	—	—	(21,478)
Shares issued for option exercises	6	—	48	—	—	—	48
Share-based compensation expense	387	4	3,835	—	—	—	3,839
Restricted shares forgiven for taxes	(52)	(1)	(362)	—	—	—	(363)
Change in estimate of share-based award vesting	—	—	(618)	—	—	—	(618)
Change in fair value of interest rate swap, net of tax of $19	—	—	—	—	—	59	59
Reclassification of interest rate swap settlement to net loss, net of tax of $879	—	—	—	—	—	2,906	2,906
Foreign currency translation loss	—	—	—	—	—	(1,135)	(1,135)
Balance, December 31, 2021	43,027	$430	$474,757	$—	$(219,100)	$(31,902)	$224,185
See Notes to Consolidated Financial Statements.

NN, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net loss	$(13,225)	$(100,592)	$(46,741)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of continuing operations	46,195	45,680	44,896
Depreciation and amortization of discontinued operations	—	35,731	46,950
Amortization of debt issuance costs and discount	1,381	15,692	4,789
Goodwill impairment of continuing operations	—	92,942	—
Goodwill impairment of discontinued operations	—	146,757	—
Other impairments	—	4,148	643
Loss on extinguishment of debt and write-off of debt issuance costs	2,390	1,532	3,293
Total derivative loss (gain), net of cash settlements	(3,259)	15,309	—
Share of net income from joint venture	(6,261)	(3,626)	(1,681)
Gain on disposal of discontinued operations, net of tax and cost to sell	(1,200)	(233,824)	—
Compensation expense from issuance of share-based awards	3,216	4,226	2,822
Deferred income taxes	(4,845)	(21,697)	(3,142)
Other	(2,611)	(4,730)	3,169
Changes in operating assets and liabilities:
Accounts receivable	13,698	10,831	1,265
Inventories	(12,959)	5,114	1,426
Accounts payable	343	(8,606)	(7,900)
Income taxes receivable and payable, net	(4,516)	(633)	(5,292)
Other	(2,761)	11,295	4,711
Net cash provided by operating activities	15,586	15,549	49,208
Cash flows from investing activities
Acquisition of property, plant and equipment	(18,221)	(23,773)	(54,003)
Proceeds from liquidation of short-term investment	—	—	8,000
Proceeds from (cash paid for post-closing adjustments on) sale of business, net of cash sold	(3,880)	743,178	—
Proceeds from sale of property, plant, and equipment	1,418	3,317	7,287
Cash settlements of interest rate swap	(15,420)	(4,133)	—
Other	—	695	(711)
Net cash provided by (used in) investing activities	(36,103)	719,284	(39,427)
Cash flows from financing activities
Cash paid for debt issuance costs	(7,360)	(661)	(11,336)
Dividends paid	—	—	(8,879)
Proceeds from issuance of preferred stock	61,793	—	95,741
Redemption of preferred stock	(122,434)	—	—
Proceeds from long-term debt	171,000	66,195	54,209
Repayments of long-term debt	(93,729)	(776,331)	(108,157)
Repayments of short-term debt, net	(1,563)	(924)	(12,564)
Other	(5,150)	(3,133)	(3,715)
Net cash provided by (used in) financing activities	2,557	(714,854)	5,299
Effect of exchange rate changes on cash flows	(1,522)	(3,544)	(1,365)
Net change in cash and cash equivalents	(19,482)	16,435	13,715
Cash and cash equivalents at beginning of period (1)	48,138	31,703	17,988
Cash and cash equivalents at end of period (1)	$28,656	$48,138	$31,703
Supplemental schedule of non-cash operating, investing and financing activities:
Non-cash additions to property, plant and equipment	4,438	9,644	23,281
Supplemental disclosures:
Cash paid for interest	$10,739	$51,542	$50,514
Cash paid for income taxes	7,624	2,241	6,428
 _______________________________
(1) Cash and cash equivalents include $13.8 million and $10.2 million of cash and cash equivalents that were included in current assets of discontinued operations as of December 31, 2019 and December 31, 2018, respectively.

See Notes to Consolidated Financial Statements.

NN, Inc.
Notes to Consolidated Financial Statements
Note 1. Significant Accounting Policies
Nature of Business
NN, Inc. is a diversified industrial company that combines in-depth materials science expertise with advanced engineering and production capabilities to design and manufacture high-precision metal and plastic components and assemblies for a variety of end markets on a global basis. As used in this Annual Report on Form 10-K (this “Annual Report”), the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries. We have 31 facilities in North America, Europe, South America, and Asia.
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
Principles of Consolidation
Our consolidated financial statements include the accounts of NN, Inc., and its wholly owned subsidiaries. We own a 49% interest in a joint venture which we account for using the equity method (see Note 9). All intercompany transactions and balances have been eliminated in consolidation.
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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, (“ASU 2021-10”) which requires business entities to provide certain annual disclosures when they have received government assistance and use a grant or contribution accounting model by analogy to other accounting guidance. Such disclosures include the nature of the transactions, significant terms and conditions, accounting policies, and affected financial statement line items. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. ASU 2021-10 may be applied either prospectively or retrospectively. We are in the process of assessing the impact ASU 2021-10 may have on our annual disclosures.
Cash and Cash Equivalents
Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. We maintain cash balances in transaction accounts with various financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). Although we maintain balances that exceed the federally insured limit, we have not experienced any losses related to these balances, and we believe credit risk to be minimal. We had approximately $17.6 million and $17.0 million in cash and cash equivalents as of December 31, 2021 and 2020, respectively, held at foreign financial institutions.
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

Goodwill
Goodwill was tested for impairment on an annual basis in the fourth quarter and between annual tests if a triggering event occurred. The impairment analysis was performed at the reporting unit level. As of December 31, 2021 and 2020, there was no remaining goodwill balance due to impairments recognized during the year ended December 31, 2020.
Impairment of Long-Lived Assets
Long-lived tangible and intangible assets subject to depreciation or amortization are tested for recoverability when changes in circumstances indicate the carrying value of these assets may not be recoverable. A test for recoverability is also performed when management has committed to a plan to dispose of a reporting unit or asset group. Assets to be held and used are tested for recoverability when indications of impairment are evident. Recoverability of a long-lived tangible or intangible asset is evaluated by comparing its carrying value to the future estimated undiscounted cash flows expected to be generated by the asset or asset group. If the asset is deemed not recoverable, then the asset is considered impaired and adjusted to fair value which is then depreciated or amortized over its remaining useful life. Assets to be disposed of are recorded at the lesser of carrying value or fair value less costs of disposal.
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

Foreign Currency Translation
Assets and liabilities of our foreign subsidiaries are translated at current exchange rates. Revenue, costs, and expenses are translated at average rates prevailing during each reporting period. Translation adjustments arising from the translation of foreign subsidiary financial statements are reported as a component of other comprehensive income (loss) and accumulated other comprehensive income (loss) within stockholders’ equity. Transactions denominated in foreign currencies, including intercompany transactions, are initially recorded at the current exchange rate at the date of the transaction. The balances are adjusted to the current exchange rate as of each balance sheet date and as of the date when the transaction is consummated. Transaction gains or losses, excluding intercompany loan transactions, are expensed as incurred in either cost of sales or selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) and were immaterial to the years ended December 31, 2021, 2020, and 2019. Transaction gains or losses on intercompany loan transactions are recognized as incurred in the “Other expense (income), net” line in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2021, 2020, and 2019, transaction gains or losses on intercompany loan transactions were $0.5 million, $0.8 million, and $0.4 million, respectively.
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

Note 2. Discontinued Operations
In October 2020, we sold our Life Sciences business under the terms of a Stock Purchase Agreement (the “SPA”) with affiliates of American Securities LLC for $753.3 million cash. The Life Sciences business included facilities that were engaged in the production of a variety of components, assemblies, and instruments, such as surgical knives, bioresorbable implants, surgical staples, cases and trays, orthopaedic implants and tools, laparoscopic devices, and drug delivery devices for the orthopaedics and medical/surgical end markets. The sale of the Life Sciences business furthered management’s strategy to improve liquidity and create the financial flexibility to pursue key growth areas in the Mobile Solutions and Power Solutions segments. The SPA includes a potential earnout payment of up to $70.0 million based on the performance of the Life Sciences business during the year ending December 31, 2022, measured by Adjusted EBITDA targets, as defined by the SPA.
After working capital and other closing adjustments, we received cash proceeds at closing of $757.2 million in 2020 and paid $3.9 million to the buyer during the year ended December 31, 2021, for post-closing adjustments. Under the terms of a transition services agreement, we provided certain support services after the sale. In accordance with the terms of the SPA, we agreed to indemnify the buyer for certain tax liabilities on its consolidated federal income tax return related to the Life Sciences business during the portion of the year ended December 31, 2020, prior to the change in ownership on October 6, 2020. We recognized a tax indemnification of $1.2 million during the year ending December 31, 2020. During the year ended December 31, 2021, we recognized a gain on disposal of discontinued operations of $1.2 million related to the tax indemnification as the actual tax liability was determined to be $0.
In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the operating results of the Life Sciences business are classified as discontinued operations. The presentation of discontinued operations includes revenues and expenses of the discontinued operations and the gain on the disposition of the business, all net of tax, as one line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented have been revised to reflect this presentation. Accordingly, the results of the Life Sciences business have been excluded from continuing operations and segment results for all periods presented in the consolidated financial statements and the accompanying notes unless otherwise stated. The Consolidated Statements of Cash Flows include cash flows of the Life Sciences business in each line item unless otherwise stated.

The following table presents the results of operations of the discontinued operations.

	Years Ended December 31,
	2021	2020	2019
Net sales	$—	$225,255	$357,937
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	160,464	249,157
Selling, general, and administrative expense	—	20,779	34,328
Depreciation and amortization	—	35,731	46,950
Goodwill impairment	—	146,757	—
Other operating expense, net	—	41	20
Income (loss) from operations	—	(138,517)	27,482
Interest expense	—	48,893	44,125
Loss on extinguishment of debt and write-off of debt issuance costs	—	1,388	2,753
Other expense (income), net	—	(322)	178
Loss from discontinued operations before costs of disposal and benefit for income taxes	—	(188,476)	(19,574)
Benefit for income taxes	—	12,468	3,582
Loss from discontinued operations before costs of disposal	—	(176,008)	(15,992)
Gain on disposal of discontinued operations	1,200	212,319	—
Benefit for income taxes on costs of disposal	—	2,587	—
Income (loss) from discontinued operations, net of tax	$1,200	$38,898	$(15,992)
During the first quarter of 2020, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The decline in market capitalization was a triggering event that caused us to perform a goodwill impairment analysis as of March 31, 2020. The carrying value of the Life Sciences reporting unit exceeded its estimated fair value as of March 31, 2020. As a result of our analysis, we recorded an impairment loss on goodwill of $146.8 million for Life Sciences during the year ended December 31, 2020. The judgments, assumptions, and estimates involved in the goodwill impairment analysis for the Life Sciences reporting unit are consistent with those discussed in Note 7.
Our previous credit facility, which was in place at the time, required us to use proceeds from the sale of the Life Sciences business to prepay a portion of our previous debt. We paid $700.0 million in the aggregate on our term loans during the fourth quarter of 2020. The prepayment was applied to debt in accordance with the prepayment provisions of the previous credit agreement, which was in place at the time. Average quarterly interest rates were multiplied by the required prepayment amounts to calculate interest expense to be reclassified to discontinued operations for historical periods presented. The following table summarizes the amount of interest expense related to the previous credit facility that was reclassified to discontinued operations.

	Years Ended December 31,
	2020	2019
Interest on debt	$35,147	$40,996
Amortization of debt issuance costs	13,990	3,368
Capitalized interest and other	(244)	(239)
Total interest expense of discontinued operations	$48,893	$44,125

The following table presents the significant noncash items and cash paid for capital expenditures of discontinued operations for each period presented.

	Years Ended December 31,
	2020	2019
Depreciation and amortization	$35,731	$46,950
Goodwill impairment	146,757	—
Amortization of debt issuance costs	13,990	3,368
Loss on extinguishment of debt and write-off of debt issuance costs	1,388	2,753
Acquisition of property, plant and equipment	8,416	21,834
Right-of-use assets obtained in exchange for new finance lease liabilities	695	5,321
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	6,174	51
_______________________________
(1) Includes new leases, renewals, and modifications.

Note 3. Segment Information
Our business is aggregated into the following two reportable segments.
•Mobile Solutions. Mobile Solutions is focused on growth in the automotive and general industrial end markets. We have developed an expertise in manufacturing highly complex, tight tolerance, system critical components. Our technical capabilities can be utilized in numerous applications including for use in battery electric, hybrid electric, and internal combustion engine vehicles. The group currently manufactures components on a high-volume basis for use in power steering, braking, transmissions, and gasoline fuel system applications, along with components utilized in heating, ventilation and air conditioning and diesel injection and diesel emissions treatment applications. This expertise has been gained through investment in technical capabilities, processes and systems, and allows us to provide skilled program management and product launch capabilities.
•Power Solutions. Power Solutions is focused on growth in the electrical, general industrial, automotive, aerospace, defense, and medical end markets. Within this group we combine materials science expertise with advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal and plastic components, assemblies, and finished devices used in applications ranging from power control to flight control and for military devices. We manufacture a variety of products including electrical contacts, connectors, contact assemblies, and precision stampings for the electrical end market and high precision products for the aerospace and defense end market utilizing our extensive process technologies for optical grade plastics, thermally conductive plastics, titanium, Inconel, magnesium, and electroplating. Our medical business includes the production of a variety of tools and instruments for the orthopaedics and medical/surgical end markets.
These divisions are considered our two operating segments as each has engaged in business activities for which it earns revenues and incurs expenses, discrete financial information is available for each, and this is the level at which the chief operating decision maker reviews discrete financial information for purposes of allocating resources and assessing performance.

The following tables present results of continuing operations by reportable segment.

	Mobile Solutions		Power Solutions	Corporate and Consolidations		Total
Year Ended December 31, 2021
Net sales	$285,863		$191,800	$(79)	(a)	$477,584
Depreciation and amortization	28,769		15,892	1,534		46,195
Income (loss) from operations	9,039		6,493	(24,536)		$(9,004)
Interest expense						(12,664)
Other						(774)
Loss from continuing operations before income taxes and share of net income from joint venture						$(22,442)
Share of net income from joint venture	$6,261		$—	$—		$6,261
Expenditures for long-lived assets	15,411		2,200	610		18,221
Total assets	357,171	(b)	184,196	37,734		579,101

	Mobile Solutions		Power Solutions	Corporate and Consolidations		Total
Year Ended December 31, 2020
Net sales	$256,360		$171,269	$(95)	(a)	$427,534
Depreciation and amortization	28,298		15,730	1,652		45,680
Goodwill impairment	—		92,942	—		92,942
Income (loss) from operations	5,228		(85,983)	(36,702)		$(117,457)
Interest expense						(18,898)
Other						(15,733)
Loss from continuing operations before income taxes and share of net income from joint venture						$(152,088)
Share of net income from joint venture	$3,626		$—	$—		$3,626
Expenditures for long-lived assets	12,400		2,754	203		15,357
Total assets	370,985	(b)	197,348	56,629		624,962

	Mobile Solutions	Power Solutions	Corporate and Consolidations		Total
Year Ended December 31, 2019
Net sales	$297,749	$192,100	$(335)	(a)	$489,514
Depreciation and amortization	27,146	15,301	2,449		44,896
Income (loss) from operations	9,553	13,881	(41,027)		$(17,593)
Interest expense					(13,030)
Other					(1,502)
Loss from continuing operations before income taxes and share of net income from joint venture					$(32,125)
Share of net income from joint venture	$1,681	$—	$—		$1,681
Expenditures for long-lived assets	24,969	4,457	2,743		32,169
_______________________________
(a) Includes eliminations of intersegment transactions which occur during the ordinary course of business.
(b) Total assets in Mobile Solutions includes $34.0 million and $27.0 million as of December 31, 2021 and 2020, respectively, related to the investment in our 49% owned joint venture (Note 9).

The following table summarizes long-lived tangible assets by geographical region.

	Property, Plant, and Equipment, Net As of December 31,
	2021	2020
United States	$123,442	$130,077
Europe	$36,972	$40,663
Asia	32,605	33,854
Mexico	1,044	1,230
South America	15,042	17,866
All foreign locations	$85,663	$93,613
Total	$209,105	$223,690

Note 4. Accounts Receivable
Accounts receivable, net, are comprised of the following amounts:

	As of December 31,
	2021	2020
Trade	$72,771	$86,659
Less—allowance for credit losses	1,352	2,044
Accounts receivable, net	$71,419	$84,615

The following table presents changes in allowance for credit losses.

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of year	$2,044	$2,044	$2,517
Additions	78	505	231
Write-offs and other	(734)	(562)	(692)
Currency impact	(36)	57	(12)
Balance at end of year	$1,352	$2,044	$2,044
As of December 31, 2021, no customer represented greater than 10% of consolidated accounts receivable. As of December 31, 2020, one customer represented 11% of consolidated accounts receivable, which is primarily related to Mobile Solutions.

Note 5. Inventories
Inventories are comprised of the following amounts:

	As of December 31,
	2021	2020
Raw materials	$27,221	$22,589
Work in process	24,960	20,758
Finished goods	22,846	19,170
Total inventories	$75,027	$62,517

Note 6. Property, Plant and Equipment
Property, plant and equipment are comprised of the following amounts:

	As of December 31,
	2021	2020
Land and buildings	$57,991	$58,296
Machinery and equipment	344,041	339,268
Construction in progress	5,009	1,270
Total	407,041	398,834
Less: Accumulated depreciation	197,936	175,144
Property, plant and equipment, net	$209,105	$223,690
We monitor property, plant and equipment for any indicators of potential impairment. We recognized impairment charges of $4.1 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively, related to the early retirement of identified fixed assets. There were no impairment charges for the year ended December 31, 2021. The impairment charges were recorded to the “Other operating expense (income), net,” line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). The impairment charges were determined by writing the assets down to the estimated salvage value, less disposal costs.
For the years ended December 31, 2021, 2020, and 2019, we recorded depreciation expense of $31.8 million, $31.3 million, and $30.4 million, respectively.

Note 7. Goodwill
All of our net goodwill was recorded in the Power Solutions reportable segment. The following table shows changes in the carrying amount of Power Solutions goodwill.

Balance as of December 31, 2019	$94,779
Currency impact and other	(1,837)
Impairments	(92,942)
Balance as of December 31, 2020	$—
During the first quarter of 2020, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The decline in market capitalization was a triggering event that caused us to perform a goodwill impairment analysis as of March 31, 2020. The goodwill impairment analysis required significant judgments to calculate the fair value for the Power Solutions reporting unit, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for each operating segment, and determination of weighted average cost of capital. Our forecasts used in the goodwill impairment analysis reflected our expectations of declines in sales resulting from COVID-19. Significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, costs to produce, discount rate, and estimated capital needs. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The carrying value of the Power Solutions reporting unit exceeded the estimated fair value as of the March 31, 2020, analysis. As a result of our analysis, we recorded an impairment loss on goodwill of $92.9 million to the “Goodwill impairment” line on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020. As of December 31, 2021 and 2020, there was no remaining goodwill balance.

Note 8. Intangible Assets, Net
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2019	$32,416	$84,997	$117,413
Amortization	(3,354)	(10,994)	(14,348)
Balance as of December 31, 2020	29,062	74,003	103,065
Amortization	(3,353)	(10,994)	(14,347)
Balance as of December 31, 2021	$25,709	$63,009	$88,718
The following table shows the cost and accumulated amortization of our intangible assets as of December 31, 2021 and 2020.

		December 31, 2021			December 31, 2020
	Estimated Useful Life in Years	Gross Carrying Value as of Acquisition Date	Accumulated Amortization	Net Carrying Value	Gross Carrying Value as of Acquisition Date	Accumulated Amortization	Net Carrying Value
Customer relationships	12 - 20	$173,746	$(87,895)	$85,851	$173,746	$(74,250)	$99,496
Trademark and trade name	8 - 15	7,527	(4,660)	2,867	7,527	(3,958)	3,569
Total identified intangible assets		$181,273	$(92,555)	$88,718	$181,273	$(78,208)	$103,065
Intangible assets that are fully amortized are removed and no longer represented in the gross carrying value or accumulated amortization.
The following table shows estimated future amortization expense for the next five years and thereafter.

Year Ending December 31,
2022	$14,347
2023	14,262
2024	13,919
2025	13,919
2026	13,919
Thereafter	18,352
Total	$88,718
Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. At December 31, 2021, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The decline in market capitalization was a triggering event that caused us to perform an impairment analysis on our long-lived assets as of December 31, 2021. Based on our analysis, the carrying values of the long-lived assets were recoverable and no impairment charge was recorded during the year ended December 31, 2021.

Note 9. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2020	$26,983
Share of earnings	6,261
Foreign currency translation gain	801
Balance as of December 31, 2021	$34,045

The following tables show summarized financial information of the unconsolidated JV.

	Year Ended December 31,
	2021	2020	2019
Net sales	94,846	68,216	58,906
Cost of sales	77,620	56,669	52,757
Income from operations	15,429	10,202	4,745
Net income	12,777	7,401	3,432

	December 31,
	2021	2020
Current assets	65,465	50,794
Noncurrent assets	75,222	64,635
Current liabilities	67,206	47,905
Noncurrent liabilities	10,006	10,279
We recognized sales to the JV of $0.4 million, $0.1 million, and $0.2 million during the years ended December 31, 2021, 2020, and 2019, respectively. Amounts due to us from the JV as of December 31, 2021 were $4.4 million, which includes a $4.0 million dividend declared by the JV in 2021 and paid to us in January 2022.

Note 10. Income Taxes
The following table summarizes the loss from continuing operations before benefit (provision) for income taxes and share of net income from joint venture.

	Years Ended December 31,
	2021	2020	2019
United States	$(35,325)	$(146,963)	$(31,760)
Foreign	12,883	(5,125)	(365)
Loss from continuing operations before benefit (provision) for income taxes and share of net income from joint venture	$(22,442)	$(152,088)	$(32,125)
The following table summarizes total income tax expense (benefit) recognized in each year.

	Years Ended December 31,
	2021	2020	2019
Current taxes:
U.S. Federal	$(19)	$(299)	$(5,948)
State	(615)	4,599	1,656
Foreign	3,014	2,250	2,247
Total current tax expense (benefit)	2,380	6,550	(2,045)
Deferred taxes:
U.S. Federal	$(8,421)	$(10,368)	$(1,430)
State	(1,099)	(5,368)	3,850
Foreign	(154)	(1,852)	522
U.S. federal and foreign valuation allowance	5,538	2,066	(592)
Total deferred tax expense (benefit)	(4,136)	(15,522)	2,350
Total income tax expense (benefit)	$(1,756)	$(8,972)	$305

The following table presents a reconciliation of income taxes based on the U.S. federal statutory income tax rate.

	Years Ended December 31,
	2021	2020	2019
U.S federal statutory income tax rate	21.0%	21.0%	21.0%
Change in valuation allowance, exclusive of state	(20.0)%	(1.3)%	1.8%
State taxes, net of federal taxes, exclusive of tax reform	4.5%	0.2%	(13.6)%
Non-U.S. earnings taxed at different rates	3.0%	1.4%	3.0%
GILTI	(6.0)%	(0.1)%	—%
Goodwill impairment	—%	(12.7)%	—%
Nondeductible asset loss	—%	—%	(2.2)%
Research and development tax credit	2.3%	0.4%	2.2%
Change in uncertain tax positions	0.7%	2.2%	4.3%
Impact of 2019 Treasury regulations	—%	—%	(18.4)%
CARES Act	—%	2.7%	—%
Return to provision	0.8%	(0.5)%	(0.2)%
Taxes on unremitted foreign earnings	2.0%	(3.9)%	(2.2)%
Restructuring gain	—%	(2.6)%	—%
Intercompany lending	(5.3)%	—%	—%
Warrant revaluation	6.5%	—%	—%
Other adjustments, net	(1.7)%	(0.9)%	3.3%
Effective tax rate	7.8%	5.9%	(1.0)%
Our effective tax rate for continuing operations was 7.8% for 2021. The 2021 effective tax rate for continuing operations differs from the U.S. federal statutory tax rate of 21% primarily due to the impact of our valuation allowance change during the year.
Our effective tax rate for continuing operations was 5.9% for 2020. The 2020 effective tax rate for continuing operations differs from the U.S. federal statutory tax rate of 21% primarily due to (1) the impact of the impairment of nondeductible goodwill which is treated as a permanent difference and (2) the accrual of taxes on unremitted earnings of foreign subsidiaries which may be repatriated.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. Among other provisions, the CARES Act allows for the carryback of certain tax losses and favorably impacts the deductibility of interest expense and depreciation. The CARES Act had a material impact on our consolidated financial statements, primarily due to a higher enacted federal rate in the carryback periods, and has been accounted for in the benefit for income taxes for the year ended December 31, 2020.
On October 6, 2020, we sold our Life Sciences business via a sale of our equity interest in Precision Engineered Products Holdings, Inc., a wholly owned U.S. domestic subsidiary. Prior to the sale, we completed tax restructuring in which Precision Engineered Products Holdings, Inc., distributed to NN, Inc., all of its asset and equity holdings related to the Power Solutions segment. The restructuring process created a deferred gain, required to be realized upon the third party equity sale, equal to the fair market value of the distributed assets over tax basis. The associated U.S. federal, state, and foreign tax impacts are reflected in the tables within this footnote.
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

The following table summarizes the principal components of the deferred tax assets and liabilities.

	As of December 31,
	2021	2020
Deferred income tax liabilities:
Tax in excess of book depreciation	$25,732	$27,459
Intangible assets	20,812	23,695
Operating leases	10,473	11,149
Interest rate swap	37	—
Taxes on unremitted foreign earnings	5,630	6,601
Other deferred tax liabilities	1,007	533
Total deferred income tax liabilities	63,691	69,437
Deferred income tax assets:
Interest expense limitation	7,141	3,811
Goodwill	24,262	25,653
Inventories	3,368	3,224
Interest rate swap	—	3,611
Pension and personnel accruals	2,422	2,909
Operating leases	12,834	13,209
Net operating loss carryforwards	23,629	18,659
Unrealized losses	2,143	1,529
Credit carryforwards	3,044	3,574
Accruals and reserves	1,435	2,399
Other deferred tax assets	2,080	1,362
Deferred income tax assets before valuation allowance	82,358	79,940
Valuation allowance on deferred tax assets	(25,809)	(21,681)
Total deferred income tax assets	56,549	58,259
Net deferred income tax liabilities	$7,142	$11,178
As of December 31, 2021, we had a $26.4 million U.S. federal net operating loss (“NOL”) carryover. The federal NOL has an indefinite life, but utilization within any tax year is limited to 80% of taxable income. Therefore, a valuation allowance of $1.3 million has been established to reduce the attribute balance to the amount expected to be utilized. As of December 31, 2021, we had $251.5 million of state NOL carryovers, which begin to expire in 2030. Management believes that certain of the state NOL carryovers will more likely than not expire prior to utilization. As such, a valuation allowance of $13.1 million (net of federal benefit) has been established to reduce the state attribute balance to the amount expected to be utilized before expiration. We also have $5.0 million, tax-effected, of foreign NOL carryovers at December 31, 2021.  The foreign NOLs have an indefinite life; however, management believes that benefit for certain of the foreign NOLs may not be realized. Therefore, we have established a valuation allowance of $2.3 million to reduce the carrying value of the asset related to foreign NOLs to the amount that has been determined to be more likely than not realized.
We have $0.2 million and $2.8 million of U.S. federal tax credits and tax credits in foreign jurisdictions, respectively, as of December 31, 2021. We have recognized a valuation allowance of $2.1 million for the foreign tax credits. In addition, we have $1.0 million of state deferred tax assets for which we believe recognition is not appropriate.
We have a U.S. federal and state deferred tax asset related to currency losses on intercompany loans and interest expense carryforwards. Management believes it is more likely than not that the benefit for these assets will not be realized based on timing of expected repayment of the intercompany loans. We have established a valuation allowance of $2.1 million and $4.0 million, respectively, to eliminate the carrying value of these assets.
Management assesses available positive and negative evidence to estimate whether it is more likely than not sufficient future taxable income will be generated to provide use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated is cumulative losses incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future earnings growth. On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $25.8 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized without consideration of future earnings growth.

Management believes all remaining tax assets will more likely than not be realized. However, the amount of the deferred tax asset realized will change based on future conditions, and the amount considered realizable will be adjusted if objective negative evidence in the form of cumulative losses is no longer present allowing additional weight to be given to subjective evidence such as our projections for growth.
During 2021, the valuation allowance increased by $4.1 million, primarily due to allowances recorded against U.S. federal net operating loss carryforwards and carryforwards of disallowed interest expense which are subject to certain annual deduction limitations. The increase was partially offset by utilization of previously reserved net operating loss carryforwards in certain foreign jurisdictions.
As a result of the deemed mandatory repatriation provisions in the U.S. Tax Cuts and Jobs Act of 2017 and subsequent recognition in income of GILTI, we do not have material basis differences related to cumulative unremitted earnings for U.S. income tax purposes. However, we continue to evaluate quarterly the impact that repatriation of foreign earnings would have on withholding and other taxes. As of December 31, 2021, we have recorded a liability of $5.6 million for the anticipated withholding taxes that would be due upon repatriation of the unremitted earnings of those subsidiaries for which management does not intend to permanently reinvest all earnings.
In 2021, the Company asserted that it was permanently reinvested in certain jurisdictions for which it previously was unable to assert permanent reinvestment. Prior to the Company’s debt refinancing in 2021, the Company had recorded a liability on all unremitted earnings. However, upon completion of the debt refinancing, the Company reevaluated repatriation plans, changed its assertion for certain jurisdictions and recorded the resulting tax benefit of $2.4 million.
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
Interest and penalties related to federal, state, and foreign income tax matters are recorded as a component of the provision for income taxes in our Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued interest and penalties of $0.5 million, $0.6 million, and $1.5 million are included in other non-current liabilities as of December 31, 2021, 2020, and 2019, respectively.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties.

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of year	$247	$2,589	$4,609
Additions for tax positions of prior years	—	121	—
Settlements for tax positions of prior years	—	—	(275)
Reductions for tax positions of prior years	(122)	(2,463)	(1,745)
Balance at end of year	$125	$247	$2,589
The reduction to unrecognized tax benefits in 2021 is related to the remeasurement of previously unrecognized tax benefits. As of December 31, 2021, the unrecognized tax benefits would, if recognized, impact our effective tax rate by $0.7 million, inclusive of the impact of interest and penalties.  Management believes that it is reasonably possible that the amount of unrecognized income tax benefits, including interest and penalties, may not decrease during the next twelve months as no statutes are expected to lapse within the period.
We operate under tax holidays in other countries, which are effective through December 31, 2026, and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $0.2 million and $0.2 million for 2021 and 2020, respectively. The tax holidays had no impact on our 2019 foreign taxes.

Note 11. Debt
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
The following table presents outstanding debt balances as of December 31, 2021 and 2020.

	As of December 31,
	2021	2020
Term Loan Facility	$148,875	$—
Senior Secured Term Loan	—	47,728
Incremental Term Loan	—	22,716
International lines of credit and other loans	10,930	14,418
Total principal	159,805	84,862
Less-current maturities of long-term debt	3,074	4,885
Principal, net of current portion	156,731	79,977
Less-unamortized debt issuance costs and discount (1)	5,679	952
Long-term debt, net of current portion	$151,052	$79,025
_______________________________
(1) In addition to this amount, costs of $0.7 million related to the ABL Facility were recorded in other non-current assets as of December 31, 2021, and $1.8 million related to the Senior Secured Revolver are recorded in other non-current assets as of December 31, 2020.
We capitalized interest costs of $0.3 million, $0.2 million, and $1.5 million in the years ended December 31, 2021, 2020, and 2019, respectively, related to construction in progress.
Term Loan Facility
Outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month LIBOR (subject to a 1.000% floor) plus an applicable margin of 6.875% or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. At December 31, 2021, the Term Loan Facility bore interest, based on one-month LIBOR, at 7.875%.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all assets other than accounts receivable and inventory and has a second lien on accounts receivable and inventory. We were in compliance with all requirements under the Term Loan Facility as of December 31, 2021. On March 3, 2022, we amended our Term Loan Facility, which increases the quarterly maximum consolidated net leverage ratio beginning with the first quarter of 2022 (see Note 20).
The Term Loan Facility was issued at a $3.8 million discount. We capitalized an additional $2.8 million in new debt issuance costs related to the Term Loan Facility. Debt issuance costs and original issue discount related to the Term Loan Facility are recorded as a direct reduction to the carrying amount of the associated long-term debt and amortized over the term of the debt.
ABL Facility
The ABL Facility provides for a senior secured revolving credit facility in the amount of $50.0 million, of which $30.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the ABL Facility bear interest on a variable rate structure plus an interest rate spread that is based on the average amount of aggregate revolving commitment available. The variable borrowing rate is either 1) LIBOR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We may elect whether to use one-month, three-month, or six-month LIBOR, subject to a 0.50% floor. Interest payments are due monthly on borrowings that utilize one-month LIBOR and quarterly on borrowings that utilize three-month or six-month LIBOR. At December 31, 2021, using one-month LIBOR plus a 1.75% spread, the weighted average interest rate on outstanding borrowings under the ABL Facility would have been 2.25% if there had been any balance outstanding. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility and a 1.875% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is March 22, 2026.

As of December 31, 2021, we had no outstanding borrowings under the ABL Facility, $11.2 million of outstanding letters of credit, and $36.0 million available for future borrowings under the ABL Facility. The ABL Facility has a first lien on accounts receivable and inventory. We were in compliance with all requirements under the ABL Facility as of December 31, 2021.
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
Debt Issuance Costs
We recognized a $2.4 million loss on extinguishment for unamortized debt issuance costs that were written off in the year ended December 31, 2021, in connection with the termination of our previous credit facility.
Interest Rate Swaps
On July 22, 2021, we entered into a fixed-rate interest rate swap agreement to change the LIBOR-based component of the interest rate on a portion of the Term Loan Facility to a fixed rate of 1.291%. The interest rate swap has a notional amount of $60.0 million and a maturity date of July 31, 2024.
A portion of the proceeds from the Term Loan Facility was used to settle and terminate our previous fixed-rate interest rate swap agreement with a cash payment of $13.7 million during the first quarter of 2021. Refer to Note 19 for further discussion of the interest rate swap agreements.
Future Maturities
The following table lists aggregate maturities of long-term debt for the next five years and thereafter.

Years Ending December 31,	Aggregate Maturities Principal Amounts
2022	$3,074
2023	3,405
2024	3,249
2025	3,289
2026	146,788
Thereafter	—
Total outstanding principal	$159,805

Note 12. Leases
We adopted ASC 842 on January 1, 2019, and elected the modified retrospective approach in which the new standard is applied to all leases existing at the date of adoption through a cumulative-effect adjustment of $0.1 million to accumulated deficit. As part of the adoption, we elected the package of practical expedients, the short-term lease exemption, and the practical expedient to not separate lease and non-lease components. Accordingly, we accounted for our existing operating leases as operating leases under the new standard, without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating leases would be different in accordance with ASC 842, or (c) whether any unamortized initial direct costs would have met the definition of initial direct costs in ASC 842 at lease commencement.
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
Short-term leases are leases having a term of twelve months or less. We recognize short-term leases on a straight-line basis and do not record a related lease asset or liability for such leases. Finance lease ROU assets consist primarily of equipment used in the manufacturing process with terms three years to eight years. Operating lease ROU assets consist of the following:
•Equipment used in the manufacturing process as well as office equipment with terms two years to five years; and
•Manufacturing plants and office facilities with terms three years to 20 years.
The following table presents components of lease expense:

		Years Ended December 31,
	Financial Statement Line Item	2021	2020	2019
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization	$1,451	$1,272	$1,229
Interest expense	Interest expense	213	192	226
Operating lease cost	Cost of sales and selling, general, and administrative expense	8,014	8,396	9,108
Short-term lease cost (1)	Cost of sales and selling, general, and administrative expense	655	591	479
Variable lease cost (2)	Cost of sales and selling, general, and administrative expense	1	1	1
Total lease cost		$10,334	$10,452	$11,043
_______________________________
(1) Excludes expenses related to leases with a lease term of one month or less.
(2) Represents changes to index-based lease payments.
The following table presents lease-related assets and liabilities recorded on the balance sheet.

		As of December 31,
	Financial Statement Line Item	2021	2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$46,443	$50,264
Finance lease assets	Property, plant and equipment, net	13,641	14,644
Total lease assets		$60,084	$64,908

Liabilities:
Current liabilities:
Operating lease liabilities	Current portion of operating lease liabilities	$5,704	$4,797
Finance lease liabilities	Other current liabilities	3,111	4,252
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities, net of current portion	51,295	55,053
Finance lease liabilities	Other non-current liabilities	5,446	6,858
Total lease liabilities		$65,556	$70,960

The following table contains supplemental cash flow information related to leases of continuing operations.

	Years Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$213	$192	$226
Operating cash flows used in operating leases	13,434	13,498	14,090
Financing cash flows used in finance leases	4,836	2,018	3,156
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,814	$728	$5,250
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	—	8,682	8,457
_______________________________
(1) Includes new leases, renewals, and modifications.
As of December 31, 2021, the weighted average remaining lease term and weighted-average discount rate for finance and operating leases of continuing operations were as follows:

	Years Ended December 31,
	2021	2020	2019
Weighted-average remaining lease term - finance leases	3.3 years	3.2 years	4.0 years
Weighted-average remaining lease term - operating leases	11.1 years	11.7 years	11.0 years
Weighted-average discount rate - finance leases	3.0%	2.2%	2.2%
Weighted-average discount rate - operating leases	7.0%	7.0%	5.7%
The maturities of lease liabilities as of December 31, 2021, is as follows:

	Operating Leases	Finance Leases
2022	$9,384	$3,330
2023	7,396	2,675
2024	7,300	1,517
2025	7,218	666
2026	7,144	595
Thereafter	42,964	281
Total future minimum lease payments	81,406	9,064
Less: imputed interest	24,407	507
Total lease liabilities	$56,999	$8,557
In March 2020, we amended the lease of our corporate headquarters building to exit over half of the previously leased space and reduce annual base rent payments. The amendment was accounted for as a lease modification, and the remeasurement of the lease resulted in an $8.1 million decrease in the operating lease right-of-use (“ROU”) asset, a $10.5 million decrease in the noncurrent portion of the operating lease liability, and a $0.6 million decrease in the current portion of the operating lease liability. The $3.0 million difference between the change in the operating lease ROU asset and the operating lease liabilities was recognized in “Other operating expense (income), net,” on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020. In connection with the discontinued use of the previously leased space, we also recognized a $4.4 million termination charge and a $2.9 million impairment charge on the associated leasehold improvements, all of which were also recognized in “Other operating expense (income), net” for the year ended December 31, 2020.
During the second quarter of 2020 and as part of our overall plan to improve liquidity during the COVID-19 pandemic, we negotiated with certain lessors to defer rent payments on leased buildings. In total, $0.5 million of operating lease payments for continuing operations were deferred over a period ranging from April 2020 to December 2020 and are being repaid over a period ranging from June 2020 through December 2022. The deferral of rent payments did not result in a substantial change in total lease payments over the individual lease terms. We elected to apply lease accounting relief announced by the FASB in April 2020 and treated these lease concessions as if they existed in the original contracts rather than applying lease modification accounting. The net impact on cash flows from operating activities on the Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, was $(0.2) million and $0.7 million, respectively.

Note 13. Commitments and Contingencies
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
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter. Accordingly, we don’t expect to incur a loss related to this matter even in the event of an unfavorable decision and, therefore, have not accrued an amount for the remaining matters as of December 31, 2021.
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

Note 14. Preferred Stock and Stockholders' Equity
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
In accordance with ASC 815-15, Derivatives and Hedging - Embedded Derivatives, certain features of the Series D Preferred Stock were bifurcated and accounted for as derivatives separately. Note 19 discusses the accounting for these features.
As of December 31, 2021, the carrying value of the Series D Preferred Stock shares was $53.8 million, which included $7.1 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value during the year ended December 31, 2021.

Year Ended December 31,
2021
Beginning balance	$—
Proceeds from issuance of shares, net of issuance costs	61,793
Fair value of 2021 Warrants issued	(14,839)
Recognition of bifurcated embedded derivative	(282)
Accrual of in-kind dividends	6,222
Amortization	913
Ending balance	$53,807
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

At redemption on March 22, 2021, the carrying value of the Series B Preferred Stock shares included $14.3 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series B Preferred Stock carrying value during the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
	2021	2020	2019
Beginning balance	$105,086	$93,012	$—
Gross proceeds from issuance of shares	—	—	100,000
Relative fair value of Warrants issued	—	—	(1,076)
Recognition of bifurcated embedded derivative	—	—	(2,295)
Allocation of issuance costs to Preferred Stock	—	—	(4,259)
Accrual of in-kind dividends	14,008	11,121	590
Amortization	335	953	52
Redemption	(119,429)	—	—
Ending balance	$—	$105,086	$93,012
Preferred Share Purchase Rights
On April 15, 2020, our Board of Directors authorized and declared a dividend of one preferred share purchase right for each outstanding share of common stock to shareholders of record on April 27, 2020. The rights expired on March 31, 2021.

Note 15. Revenue from Contracts with Customers
Revenue is recognized when control of the good or service is transferred to the customer either at a point in time or, in limited circumstances, as our services are rendered over time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or services. The following tables summarize revenue by customer geographical region.

	Year Ended December 31, 2021
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$140,383	$152,931	$(79)	$293,235
China	52,227	4,745	—	56,972
Brazil	34,644	811	—	35,455
Mexico	19,520	16,177	—	35,697
Germany	5,230	546	—	5,776
Poland	3,743	18	—	3,761
Other	30,116	16,572	—	46,688
Total net sales	$285,863	$191,800	$(79)	$477,584

	Year Ended December 31, 2020
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$129,147	$139,499	$(95)	$268,551
China	46,442	5,563	—	52,005
Brazil	27,055	689	—	27,744
Mexico	16,465	13,400	—	29,865
Germany	5,846	378	—	6,224
Poland	4,913	14	—	4,927
Other	26,492	11,726	—	38,218
Total net sales	$256,360	$171,269	$(95)	$427,534

	Year Ended December 31, 2019
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$162,445	$156,945	$(335)	$319,055
China	38,793	6,722	—	45,515
Brazil	36,058	300	—	36,358
Mexico	18,815	13,489	—	32,304
Germany	6,372	65	—	6,437
Poland	6,363	15	—	6,378
Other	28,903	14,564	—	43,467
Total net sales	$297,749	$192,100	$(335)	$489,514
The following tables summarize revenue by customer industry for the years ended December 31, 2021 and 2020. Comparable sales data by customer industry is not available prior to 2020. Our products in the automotive industry include high-precision components and assemblies for electric power steering systems, electric braking, electric motors, fuel systems, emissions control, transmissions, moldings, stampings, sensors, and electrical contacts. Our products in the general industrial industry include high-precision metal and plastic components for a variety of industrial applications including diesel industrial motors, heating and cooling systems, fluid power systems, power tools, and more. While many of the industries we serve include electrical components, our products in the residential/commercial electrical industry category in the following tables include components used in smart meters, charging stations, circuit breakers, transformers, electrical contact assemblies, precision stampings, welded contact assemblies, and specification plating and surface finishing.

	Year Ended December 31, 2021
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$182,094	$38,779	$—	$220,873
General Industrial	90,290	60,312	—	150,602
Residential/Commercial Electrical	—	61,748	—	61,748
Other	13,479	30,961	(79)	44,361
Total net sales	$285,863	$191,800	$(79)	$477,584

	Year Ended December 31, 2020
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$170,389	$31,422	$—	$201,811
General Industrial	75,610	52,714	—	128,324
Residential/Commercial Electrical	—	58,143	—	58,143
Other	10,361	28,990	(95)	39,256
Total net sales	$256,360	$171,269	$(95)	$427,534

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
The following table provides information about contract liabilities from contracts with customers.

Deferred Revenue
Balance at December 31, 2020	$766
Balance at December 31, 2021	$489
The timing of revenue recognition, billings, and cash collections results in billed accounts receivable and customer advances and deposits (e.g. contract liability) on the Consolidated Balance Sheets. These contract liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period as deferred revenue. Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. Changes in the contract liability balances during the year ended December 31, 2021, were not materially impacted by any other factors. Revenue recognized for the year ended December 31, 2021, from amounts included in deferred revenue at the beginning of the period for performance obligations satisfied or partially satisfied during the period was $0.8 million. Deferred revenue is reported in the “Other current liabilities” line on the Consolidated Balance Sheets.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2021, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
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
Sales Concentration
We recognized sales from a single customer of $49.7 million, or 10% of consolidated net sales, during the year ended December 31, 2019. Revenues from this customer are in our Mobile Solutions segment and were less than 10% of consolidated net sales during the years ended December 31, 2021 and 2020.

Note 16. Share-Based Compensation
We recognize compensation expense of all employee and non-employee director share-based compensation awards in the consolidated financial statements based upon the grant-date fair value of the awards over the requisite service or vesting period, less any expense incurred for estimated forfeitures.  As of December 31, 2021, we have 2.2 million maximum shares available that can be issued as options, stock appreciation rights, and other share-based awards. Shares of our common stock delivered upon exercise or vesting may consist of newly issued shares of our common stock or shares acquired in the open market.
Share-based compensation expense is recognized in the “Selling, general, and administrative expense” line in the Consolidated Statements of Operations and Comprehensive Income (Loss) except for $0.8 million and $0.4 million attributable to discontinued operations for the years ended December 31, 2020, and 2019, respectively. The following table lists the components of share-based compensation expense by type of award.

	Years Ended December 31,
	2021	2020	2019
Stock options	$253	$741	$881
Restricted stock	2,166	3,473	1,897
Performance share units	1,420	755	1,155
Change in estimate of share-based award vesting (1)	(623)	(743)	(1,111)
Share-based compensation expense	$3,216	$4,226	$2,822
_______________________________
(1) Amounts reflect the decrease in share-based compensation expense based on the change in estimate of the probability of vesting of share-based awards.
Unrecognized compensation cost related to unvested awards was $3.8 million as of December 31, 2021. We expect that cost to be recognized over a weighted-average period of 1.7 years.
Stock Options
Option awards were typically granted to key employees on an annual basis by the Compensation Committee of the Board of Directors. All options have an exercise price equal to the closing price of our stock on the date of grant. The term life of options is generally ten years with a vesting period of generally three years.
During the years ended 2020 and 2019, we granted options to purchase 159 thousand, and 210 thousand shares, respectively, to certain key employees. The weighted average grant-date fair value of the options granted during 2020 and 2019 was $4.76, and $2.77 per share, respectively. No options were granted in 2021. The fair value of our options cannot be determined by market value because they are not traded in an open market. Accordingly, we utilized the Black Scholes financial pricing model to estimate the fair value.
The following table shows the weighted average assumptions relevant to determining the fair value of stock options granted in each year.

	2020	2019
Expected term	6 years	6 years
Average risk-free interest rate	1.42%	2.47%
Expected dividend yield	—%	3.53%
Expected volatility	52.80%	49.53%
Expected forfeiture rate	—%	4.00%
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

The following table presents stock option activity for the year ended December 31, 2021.

	Number of Options (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	871	$12.41
Exercised	(6)	7.93		$8
Forfeited	(22)	9.29
Expired	(222)	13.31
Outstanding at December 31, 2021	621	$12.24	3.8 years	$—	(1)
Exercisable at December 31, 2021	532	$12.80	3.2 years	$—	(1)
_______________________________
(1)The aggregate intrinsic value is the sum of intrinsic values for each exercisable individual option grant. The intrinsic value is the amount by which the closing market price of our stock at December 31, 2021, was greater than the exercise price of any individual option grant.
Restricted Stock
During the years ended December 31, 2021, 2020, and 2019, we granted 459 thousand, 460 thousand, and 339 thousand shares of restricted stock to non-executive directors, officers, and certain other key employees. The shares of restricted stock granted during the years ended December 31, 2021, 2020, and 2019, vest pro-rata generally over three years for officers and certain other key employees and over one year for non-executive directors and certain key employees. We determined the fair value of the shares awarded by using the closing price of our common stock as of the date of grant. The weighted average grant-date fair value of restricted stock granted in the years ended December 31, 2021, 2020, and 2019, was $6.84, $9.35, and $7.74 per share, respectively. The total grant-date fair value of restricted stock that vested in the years ended December 31, 2021, 2020, and 2019, was $2.8 million, $1.9 million, and $2.9 million, respectively.
The following table presents the status of unvested restricted stock awards as of December 31, 2021, and changes during the year then ended.

	Nonvested Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Unvested at January 1, 2021	385	$9.42
Granted	459	6.84
Vested	(303)	9.34
Forfeited	(72)	7.22
Unvested at December 31, 2021	469	$7.28
Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value.  PSUs granted in 2021 and 2020 were made pursuant to the NN, Inc. 2019 Omnibus Incentive Plan and a Performance Share Unit Agreement (the “2019 Omnibus Agreement”). PSUs granted in 2019 were made pursuant to the NN, Inc. 2016 Omnibus Incentive Plan and a Performance Share Unit Agreement (the “2016 Omnibus Agreement”). Some PSUs are based on total shareholder return (“TSR Awards”), and other PSUs are based on return on invested capital (“ROIC Awards”).
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
With respect to the TSR Awards, a participant will earn 50% of the target number of PSUs for “Threshold Performance,” 100% of the target number of PSUs for “Target Performance,” and 150% of the target number of PSUs for “Maximum Performance.” With respect to the ROIC Awards, a participant will earn 35% or 50% of the target number of PSUs for “Threshold Performance,” 100% of the target number of PSUs for “Target Performance,” and 150% of the target number of PSUs for “Maximum Performance.” For performance levels falling between the values shown below, the percentages will be determined by interpolation.
The following tables present the goals with respect to TSR Awards and ROIC Awards granted in 2021, 2020, and 2019.

TSR Awards:	Threshold Performance (50% of Shares)		Target Performance (100% of Shares)		Maximum Performance (150% of Shares)
2021 grants	35	th Percentile	50	th Percentile	75	th Percentile
2020 grants	35	th Percentile	50	th Percentile	75	th Percentile
2019 grants	35	th Percentile	50	th Percentile	75	th Percentile

ROIC Awards:	Threshold Performance (35% or 50% of Shares)(1)	Target Performance (100% of Shares)	Maximum Performance (150% of Shares)
2021 grants	6.3%	7.0%	8.6%
2020 grants (2)	6.7%	7.9%	8.7%
2019 grants	4.7%	5.8%	7.0%
_______________________________
(1)Threshold performance for the 2021 grants and 2020 grants will earn 50% of the target number of PSUs. Threshold performance for the 2019 grants is 35% of the target number of PSUs.
(2)The performance levels for 2020 grants were modified by the compensation committee of the board of directors in the first quarter of 2021 to adjust for the sale of the Life Sciences business and the ongoing effects of the COVID-19 pandemic. Threshold Performance was changed to 6.7% to earn 50% of Shares, Target Performance was changed to 7.9% to earn 100% of Shares, and Maximum Performance was changed to 8.7% to earn 150% of Shares.
We estimate the grant-date fair value of TSR Awards using the Monte Carlo simulation model, as the total shareholder return metric is considered a market condition under ASC Topic 718, Compensation – stock compensation.  The grant-date fair value of ROIC Awards is based on the closing price of a share of our common stock on the date of grant.
The following table presents the number of PSUs granted and the grant-date fair value of each award in the periods presented.

	TSR Awards		ROIC Awards
Award Year	Shares (in thousands)	Grant-Date Fair Value (per share)	Shares (in thousands)	Grant-Date Fair Value (per share)
2021	142	$8.58	172	$7.20
2020	139	$10.88	157	$9.44
2019	136	$9.28	174	$7.93
We recognize expense for ROIC Awards based on the probable outcome of the associated performance condition. We generally recognize an expense for ROIC Awards based on the Target Performance threshold of 100% because, at the date of grant, the Target Performance is the probable level of performance achievement.

The following table presents the status of unvested PSUs as of December 31, 2021, and changes during the year then ended.

	Nonvested TSR Awards		Nonvested ROIC Awards
	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2021	138	$10.58	160	$9.13
Granted	142	8.58	172	7.20
Forfeited	(61)	9.61	(71)	8.17
Expired	(25)	9.28	(33)	7.93
Nonvested at December 31, 2021	194	$9.59	228	$8.14
None of the PSUs that were granted in 2017, 2018, and 2019 vested in 2019, 2020, and 2021, respectively, because the actual performance achieved was below the “Threshold Performance” level as defined by the grant agreements.
Change in Vesting Estimates
During the year ended December 31, 2021, we recognized a decrease in share-based compensation expense of $0.6 million in the “Selling, general, and administrative expense” line in the Consolidated Statements of Operations and Comprehensive Income (Loss) to reverse cumulative expense for restricted stock and PSU awards that were forfeited upon termination of employment in excess of our estimated forfeiture rate and for ROIC Awards that were granted in 2020 and are now expected to achieve threshold performance rather than the target performance level.
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

Note 17. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance at December 31, 2018	$(31,314)	$—	$—	$(31,314)
Other comprehensive income (loss) before reclassifications	(3,845)	(13,645)	3,166	(14,324)
Amounts reclassified from AOCI to interest expense (2)	—	1,411	(327)	1,084
Net other comprehensive income (loss)	(3,845)	(12,234)	2,839	(13,240)
Balance at December 31, 2019	$(35,159)	$(12,234)	$2,839	$(44,554)
Other comprehensive income (loss) before reclassifications	(1,683)	(16,207)	3,764	(14,126)
Amounts reclassified from AOCI to interest expense (2)	—	8,906	(2,068)	6,838
Amounts reclassified from AOCI to loss on interest rate swap (3)	—	15,823	(3,674)	12,149
Sale of discontinued operations	5,961	—	—	5,961
Net current-period other comprehensive income (loss)	4,278	8,522	(1,978)	10,822
Balance at December 31, 2020	$(30,881)	$(3,712)	$861	$(33,732)
Other comprehensive income (loss) before reclassifications	(1,135)	78	(19)	(1,076)
Amounts reclassified from AOCI to interest expense (2)	—	73	(18)	55
Amounts reclassified from AOCI to loss on interest rate swap (3)	—	3,712	(861)	2,851
Net current-period other comprehensive income (loss)	(1,135)	3,863	(898)	1,830
Balance at December 31, 2021	$(32,016)	$151	$(37)	$(31,902)
_______________________________
(1) Income tax effect of changes in interest rate swap.
(2) Represents interest rate swap settlements of effective hedge.
(3) Represents reclassification of derivative loss and settlements after discontinuation of hedge accounting. See Note 19 for further discussion of the interest rate swap.

Note 18. Net Income (Loss) Per Common Share
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

The following table summarizes the computation of basic and diluted net income (loss) per common share.

	Years Ended December 31,
	2021	2020	2019
Numerator:
Loss from continuing operations	$(14,425)	$(139,490)	$(30,749)
Less: Preferred stock cumulative dividends and deemed dividends	(21,478)	(12,373)	(642)
Numerator for basic and diluted loss from continuing operations per common share (1)	(35,903)	(151,863)	(31,391)
Income (loss) from discontinued operations, net of tax (Note 2)	1,200	38,898	(15,992)
Numerator for basic and diluted undistributed net loss per common share (1)	$(34,703)	$(112,965)	$(47,383)

Denominator:
Weighted average common shares outstanding	42,991	42,692	42,299
Adjustment for unvested restricted common stock	(461)	(493)	(269)
Adjustment for 2021 Warrants outstanding (2)	1,481	—	—
Shares used to calculate income (loss) per share, basic and diluted	44,011	42,199	42,030

Per common share net loss:
Basic loss from continuing operations per common share	$(0.82)	$(3.60)	$(0.75)
Basic income (loss) from discontinued operations per common share	0.03	0.92	(0.38)
Basic net loss per common share	$(0.79)	$(2.68)	$(1.13)
Diluted loss from continuing operations per common share	$(0.82)	$(3.60)	$(0.75)
Diluted income (loss) from discontinued operations per common share	0.03	0.92	(0.38)
Diluted net loss per common share	$(0.79)	$(2.68)	$(1.13)
Cash dividends declared per common share	$—	$—	$0.21
_______________________________
(1) Preferred Stock does not participate in losses.
(2) Weighted average 2021 Warrants outstanding are included in shares outstanding for calculation of basic earnings per share because they are exercisable at an exercise price of $0.01 per share, subject to certain adjustments (see Note 19).
The following table presents potentially dilutive securities that were excluded from the calculation of diluted net income (loss) per common share because they had an anti-dilutive effect.

	Years Ended December 31,
	2021	2020	2019
Options	766	871	577
2019 Warrants	1,500	1,500	1,500
Series B Preferred Stock, as-converted	—	19,021	12,976
	2,266	21,392	15,053
We have elected to allocate undistributed income to participating securities based on year-to-date results. As there was no undistributed income for the years ended December 31, 2021, 2020, and 2019, no such allocation was necessary. In addition, given the undistributed loss from continuing operations in the years ended December 31, 2021, 2020, and 2019, all options and the 2019 Warrants are considered anti-dilutive and were excluded from the calculation of diluted net income (loss) per share. Stock options excluded from the calculations of diluted net income (loss) per share had a per share exercise price ranging from $7.93 to $25.16 for the year ended December 31, 2021 and 2020, and $8.54 to $25.16 for the year ended December 31, 2019. The 2019 Warrants excluded from the calculation of diluted net income (loss) per share for the year ended December 31, 2021 had a per share exercise price of $11.49, and for the years ended December 31, 2020 and 2019, had a per share exercise price of $12.00. Series B Preferred Stock excluded from the calculation of diluted net income (loss) per share for the years ended December 31, 2020 and 2019, was calculated on an as-converted basis.

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
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and long-term debt. As of December 31, 2021, the carrying values of these financial instruments approximated fair value.
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
The following tables show the liabilities measured at fair value for the above derivatives above as of December 31, 2021, and 2020.

	Fair Value Measurements as of December 31, 2021
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	7,771	—	453

	Fair Value Measurements as of December 31, 2020
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$—	$2,453
Derivative liability - other non-current liabilities	—	—	664
Total	$—	$—	$3,117
The following table presents the change in the Preferred Stock derivatives during the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020
Beginning balance	$3,117	$2,295
Issuances	15,121	—
Change in fair value (1)	(7,009)	(493)
Settlements	(3,005)	—
Other (2)	—	1,315
Ending balance	$8,224	$3,117
_______________________________
(1) Changes in the fair value are recognized in the “Other expense (income), net” line in the Consolidated Statements of Operations and Comprehensive Income (Loss).
(2) In 2020, we determined that certain anti-dilution provisions of the Warrants require liability accounting; therefore, we reclassified the $1.1 million value of the Warrants recorded in Stockholders’ Equity as of December 31, 2019, to a liability during the year ended December 31, 2020.
The fair value of the change-in-control put feature utilizes unobservable inputs based on the Company’s assessment of the probability of a change-in-control event occurring in a future period. The probability of a change-in-control event ranged from 1% to 10% as of December 31, 2021.
The leverage ratio put feature and the dividends withholding feature utilized unobservable inputs based on the best information available to determine the probability of the Series B Preferred Stock remaining outstanding for future periods. These inputs included probability assessments of how long the Series B Preferred Stock would remain outstanding and whether the leverage ratio threshold would be exceeded. Inputs also included the percentage of Series B Preferred Stock held by non-U.S. resident holders and the applicable tax withholding rates for those holders. The probability of the Series B Preferred Stock remaining in future periods ranged from 3% to 2% as of December 31, 2020. The leverage ratio put feature also utilized unobservable inputs to determine the probability of the leverage ratio put being exercisable as of March 31, 2023, which ranged from 10% to 1% as of December 31, 2020. These probabilities were determined based on management’s assessment of facts and circumstances at each reporting date. An increase in these probabilities would have resulted in an increase in the derivative liability fair value. Given the Series B Preferred Stock value changed by period as a result of dividends and redemption premiums, weighted average values for these assumptions are not meaningful.
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods. The probabilities resulted in a weighted average term of 3.6 years as of December 31, 2021, and 2.4 years as of December 31, 2020.
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
On February 8, 2019, we entered into a $700.0 million fixed-rate interest rate swap agreement that changed the LIBOR-based portion of the interest rate on a portion of our variable rate debt to a fixed rate of 2.4575% (the “2019 Swap”). On March 22, 2021, we terminated the 2019 Swap with a $13.7 million cash payment in connection with the extinguishment of our previously outstanding long-term variable-rate debt. The 2019 Swap was designated as a cash flow hedge at inception. However, in the fourth quarter of 2020, the 2019 Swap no longer qualified as an effective hedge, and subsequent changes in fair value of the 2019 Swap were recognized in earnings. Amounts recognized in earnings related to the 2019 Swap are recorded in the “Loss on interest rate swap” line on the Consolidated Statements of Operations and Comprehensive Income (Loss) except that cash settlements prior to termination are recognized in “Derivative payments on interest rate swap.” Cash settlements during 2021 and the fourth quarter of 2020 are presented in investing activities on the Consolidated Statements of Cash Flows.
The following table presents the effect of the interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

	Years Ended December 31,
	2021	2020	2019
Interest expense (1)	$73	$8,906	$1,411
Derivative payments on interest rate swap (2)	1,717	4,133	—
Loss on interest rate swap (2)	2,033	11,669	—
_______________________________
(1) Represents settlements on the interest rate swaps while the hedges are effective.
(2) Represents settlements and changes in fair value on the 2019 Swap while the hedge was ineffective.
As of December 31, 2021 and 2020, we reported a $0.1 million gain and a $2.9 million loss, respectively, net of tax, in accumulated other comprehensive income related to the interest rate swap.
The following tables present the assets and liabilities measured at fair value on a recurring basis for the interest rate swap as of December 31, 2021 and 2020.

	Fair Value Measurements as of December 31, 2021
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset - other non-current assets	$—	$284	$—
Derivative liability - other current liabilities	—	(129)	—
Total	$—	$155	$—

	Fair Value Measurements as of December 31, 2020
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other current liabilities	$—	$(11,022)	$—
Derivative liability - other non-current liabilities	—	(4,357)	—
Total	$—	$(15,379)	$—
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

Fixed Rate Debt
The fair value of our outstanding fixed-rate debt included in the “International lines of credit and other loans” line item within Note 11 to these Notes to Consolidated Financial Statements approximated carrying value as of December 31, 2021 and 2020, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The carrying value of this fixed-rate debt was $10.9 million and $14.4 million as of December 31, 2021 and 2020, respectively.

Note 20. Subsequent Event
Debt Amendment
On March 3, 2022, we amended the Term Loan Facility to adjust certain covenants under the agreement. The amendment increases the maximum total leverage ratio for all quarters of 2022 and 2023.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Dismissal of Previous Independent Registered Public Accounting Firm
On May 29, 2020, the Audit Committee of our Board of Directors dismissed PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm.
The reports of PwC on our consolidated financial statements as of and for the year ended December 31, 2019, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.
During the year ended December 31, 2019, and during the interim period through May 29, 2020, there were (i) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which, if not resolved to PwC’s satisfaction, would have caused PwC to make reference thereto in their reports, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K, except as noted below.
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
Appointment of New Independent Registered Public Accounting Firm
On May 29, 2020, the Audit Committee approved the engagement of Grant Thornton LLP (“Grant Thornton”) as our independent registered public accounting firm for the year ending December 31, 2020, effective immediately. During the year ended December 31, 2019, and during the interim period through May 29, 2020, neither the Company nor anyone acting on its behalf consulted with Grant Thornton regarding any of the matters described in Items 304(a)(2)(i) and (ii) of Regulation S-K.
Item 9A.Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
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
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2021.
Grant Thornton LLP, the independent registered public accounting firm that has audited our consolidated financial statements, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report included in Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.Directors, Executive Officers, and Corporate Governance
The information required by this Item 10 of Form 10-K concerning our directors is contained in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 (“our definitive proxy statement”), and in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.
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
Information required by Item 201(d) of Regulation S-K concerning our equity compensation plans is set forth in the table below.

	Table of Equity Compensation Plan Information (in thousands, except per share data)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	621	$12.24	2,207
Equity compensation plans not approved by security holders	—	—	—
Total	621	$12.24	2,207
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
3. Exhibits
NN, Inc. will provide without charge to any person, upon the written request of such person, a copy of any of the following Exhibits to this Form 10-K.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of July 18, 2014, by and among NN, Inc., PMC Global Acquisition Corporation, Autocam Corporation, Newport Global Advisors, L.P., and John C. Kennedy	8-K	000-23486	2.1	July 22, 2014
2.2	Stock Purchase Agreement, dated as of August 17, 2015, by and among NN, Inc., Precision Engineered Products Holdings, Inc. and PEP Industries, LLC	8-K	000-23486	2.1	August 18, 2015
2.3	Purchase Agreement, dated as of July 10, 2017, by and between NN, Inc. and TSUBAKI NAKASHIMA Co., Ltd.	8-K	000-23486	2.1	July 10, 2017
2.4	Stock Purchase Agreement, dated as of April 2, 2018, by and among NN, Inc. Precision Engineered Products LLC, Paragon Equity LLC, and PMG Intermediate Holding Corporation	8-K	000-23486	2.1	April 3, 2018
2.5	Stock Purchase Agreement, dated as of August 22, 2020, by and between NN, Inc., Precision Engineered Products Holdings, Inc. and ASP Navigate Acquisition Corp.	8-K	001-39268	2.1	August 24, 2020
3.1	Restated Certificate of Incorporation of NN, Inc.	S-3	333-89950	3.1	June 6, 2002
3.2	Certificate of Amendment to Restated Certificate of Incorporation of NN, Inc. (Declassification).	8-K	000-23486	3.1	May 20, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of NN, Inc. (Share Increase)	8-K	000-23486	3.2	May 20, 2019
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of NN, Inc., as filed with the Secretary of the State of Delaware	8-K	000-23486	3.1	December 18, 2008
3.5	Certificate of Designation of Series B Convertible Preferred Stock of NN, Inc.	8-K	000-23486	3.1	December 11, 2019

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.6	Certificate of Designations of Series C Junior Participating Preferred Stock of NN, Inc.	8-K	000-23486	3.1	April 16, 2020
3.7	Amended and Restated By-Laws of NN, Inc.	8-K	000-23486	3.1	November 20, 2015
3.8	Amendment to Amended and Restated Bylaws of NN, Inc.	8-K	000-23486	3.3	May 20, 2019
3.9	Certificate of Designation of Series D Preferred Stock	8-K	000-39268	3.1	March 22, 2021
4.1	The specimen stock certificate representing NN, Inc.’s Common Stock, par value $0.01 per share	S-3	333-89950	4.1	June 6, 2002
4.2	Stockholders’ Agreement, effective as of August 29, 2014, by and between NN, Inc. and John C. Kennedy	8-K	000-23486	4.1	September 2, 2014
4.3	Form of Common Stock Purchase Warrant	8-K	000-23486	4.1	December 11, 2019
4.4	Rights Agreement, dated as of April 15, 2020, between NN, Inc. and Computershare Inc., as Rights Agent.	8-K	000-23486	4.1	April 16, 2020
4.5	Description of Securities	10-K	000-39268	4.5	March 15, 2021
4.6	Common Stock Warrant	8-K	000-39268	4.1	March 22, 2021
10.1*	NN, Inc. 2005 Stock Incentive Plan	S-8	333-130395	4.1	December 16, 2005
10.2*	NN, Inc. 2011 Amended and Restated Stock Incentive Plan	DEF14A	000-23486	Appendix A	April 1, 2016
10.3*	Form of Indemnification Agreement	S-3/A	333-89950	10.6	July 15, 2002
10.4*	Elective Deferred Compensation Plan, dated February 26, 1999	10-K	000-23486	10.16	March 31, 1999
10.5	Escrow Agreement, effective as of August 29, 2014, by and among NN, Inc., Newport Global Advisors, L.P., John C. Kennedy and Computershare Trust Company, N.A.	8-K	000-23486	10.3	September 2, 2014
10.6	Indemnity Agreement, effective as of August 29, 2014, by and among NN, Inc. and each of the shareholders of Autocam Corporation identified therein	8-K	000-23486	10.4	September 2, 2014
10.7*	Executive Employment Agreement, dated September 9, 2014, between NN, Inc. and Warren A. Veltman	10-K	000-23486	10.27	March 16, 2015
10.8	Amendment and Restatement Agreement, dated as of September 30, 2016, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, SunTrust Bank, KeyBank National Association and Regions Bank	8-K	000-23486	10.1	October 3, 2016
10.9	Incremental Amendment to Amended and Restated Credit Agreement, dated as of October 31, 2016, among NN, Inc., the Guarantors, HomeTrust Bank, as 2016 Revolving Credit Increase Lender, KeyBank National Association, as an L/C Issuer, Regions Bank, as Swing Line Lender and an L/C Issuer, and SunTrust Bank, as Administrative Agent and an L/C Issuer	8-K	000-23486	10.1	November 4, 2016
10.10	NN, Inc. 2016 Omnibus Incentive Plan	DEF14A	000-23486	Appendix A	November 10, 2016
10.11	Form of Incentive Stock Option Agreement under the 2016 Omnibus Incentive Plan	10-K	000-23486	10.18	March 16, 2017
10.12	Form of Nonqualified Stock Option Agreement under the 2016 Omnibus Incentive Plan	10-K	000-23486	10.19	March 16, 2017
10.13	Form of Restricted Share Award Agreement under the 2016 Omnibus Incentive Plan	10-K	000-23486	10.20	March 16, 2017

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.14	Form of Performance Share Unit Award Agreement under the 2016 Omnibus Incentive Plan	10-K	000-23486	10.21	March 16, 2017
10.15*	Separation Agreement, dated as of April 1, 2017, by and between NN, Inc. and Matthew S. Heiter.	10-Q	000-23486	10.2	May 4, 2017
10.16	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 3, 2017, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, SunTrust Bank, JPMorgan Chase Bank, N.A., KeyBank National Association and Regions Bank	8-K	000-23486	10.1	April 4, 2017
10.17	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 15, 2017, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, and SunTrust Bank, Regions Bank, JPMorgan Chase Bank, N.A., HomeTrust Bank and Key Bank National Association, collectively, the Revolving Credit Lenders, and SunTrust Bank, as the Administrative Agent.	8-K	000-23486	10.1	August 18, 2017
10.18	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of November 24, 2017, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, SunTrust Bank, as administrative agent, and certain lenders named therein.	8-K	000-23486	10.1	November 24, 2017
10.19	Commitment Letter, dated as of April 2, 2018, by and among NN, Inc., SunTrust Bank and SunTrust Robinson Humphrey, Inc.	8-K	000-23486	10.1	April 3, 2018
10.20	Amendment No. 4 to Amended and Restated Credit Agreement, dated May 7, 2018, by and among NN, Inc., the affiliated Guarantors party thereto, SunTrust Bank, SunTrust Robinson Humphrey, Inc. and the Lenders party thereto	8-K	000-23486	10.1	May 7, 2018
10.21	Amendment No. 5 to Amended and Restated Credit Agreement, dated December 26, 2018, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, SunTrust Bank, as administrative agent and certain lenders named therein	8-K	000-23486	10.1	December 26, 2018
10.22	Cooperation Agreement dated February 25, 2019, by and among NN, Inc., Legion Partners Asset Management, LLC, and certain persons listed therein	8-K	000-23486	10.1	February 26, 2019
10.23	Amendment No. 6 to Amended and Restated Credit Agreement, dated March 15, 2019, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, SunTrust Bank, as administrative agent and certain lenders named therein	8-K	000-23486	10.1	March 18, 2019
10.24*	NN, Inc. 2019 Omnibus Incentive Plan.	DEF14A	000-23486	Appendix C	April 8, 2019
10.25*	Separation Agreement, dated as of April 1, 2017, by and between NN, Inc. and D. Gail Nixon.	10-Q	000-23486	10.1	May 10, 2019
10.26	Amendment No. 7 to Amended and Restated Credit Agreement, dated June 11, 2019, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, SunTrust Bank, as administrative agent and certain lenders named therein	8-K	000-23486	10.1	June 12, 2019
10.27*	Form of Incentive Stock Option Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.4	August 9, 2019

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.28*	Form of Nonqualified Stock Option Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.5	August 9, 2019
10.29*	Form of Restricted Share Award Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.6	August 9, 2019
10.30*	Form of Performance Share Unit Award Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.7	August 9, 2019
10.31*	Letter of Understanding and Relocation Agreement, effective as of August 23, 2019, by and between NN, Inc. and Thomas DeByle.	8-K	000-23486	10.1	August 27, 2019
10.32*	Form of Separation Agreement.	8-K	000-23486	10.2	August 27, 2019
10.33*	Amendment No. 1 to Executive Employment Agreement, dated as of September 20, 2019, by and between NN, Inc. and Warren A. Veltman	8-K	000-23486	10.1	September 24, 2019
10.34	Securities Purchase Agreement, dated December 5, 2019, by and among NN, Inc. and the Investors.	8-K	000-23486	10.1	December 11, 2019
10.35	Registration Rights Agreement, dated as of December 11, 2019, by and among NN, Inc. and the Investors.	8-K	000-23486	10.2	December 11, 2019
10.36	Amendment No. 8 to Amended and Restated Credit Agreement, dated December 19, 2019, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, SunTrust Bank, as administrative agent and certain lenders named therein	8-K	000-23486	10.1	December 19, 2019
10.37*	Amendment No. 2 to Executive Employment Agreement, dated as of February 17, 2020, by and between NN, Inc. and Warren A. Veltman	8-K	000-23486	10.1	February 20, 2020
10.38*	Executive Employment Agreement dated October 3, 2014, between the Company and John R. Buchan	10-Q	001-39268	10.1	May 11, 2020
10.39	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of July 29, 2020, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, Truist Bank, JPMorgan Chase Bank, N.A., KeyBank National Association and HomeTrust Bank	8-K	001-39268	10.1	July 31, 2020
10.40	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of August 22, 2020, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, Truist Bank, JPMorgan Chase Bank, N.A., KeyBank National Association and HomeTrust Bank	8-K	001-39268	10.1	August 24, 2020
10.41*	Form of Retention Bonus Agreement	8-K	001-39268	10.1	October 19, 2020
10.42	Securities Purchase Agreement, dated March 22, 2021, by and between NN, Inc. and the NGTV Nevada Holdings LP	8-K	000-39268	10.1	March 22, 2021
10.43	Board Observer Agreement, dated March 22, 2021, by and between NN, Inc. and the NHTV Nevada Holdings LP	8-K	000-39268	10.2	March 22, 2021
10.44	Term Loan Credit Agreement, dated March 22, 2021, by and among NN, Inc., as borrower, and Oaktree Fund Administration, LLC, as administrative agent	8-K	000-39268	10.3	March 22, 2021
10.45	Credit Agreement, dated March 22, 2021, by and among NN, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-39268	10.4	March 22, 2021

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.46	Cooperation Agreement, dated May 13, 2021, among NN, Inc., Corre Partners Management, LLC, and each of the persons listed on the signature page thereto	8-K	000-39268	10.1	May 14, 2021
10.47*	Separation Agreement and General Release, dated June 14, 2021, by and between NN, Inc. and Thomas D. DeByle	8-K	000-39268	10.1	June 15, 2021
10.48*	Separation Agreement by and between NN, Inc. and Michael C. Felcher	8-K	000-39268	10.2	June 15, 2021
10.49	Amendment No. 1 to Term Loan Credit Agreement, dated as of March 3, 2022, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent.	8-K	000-39268	10.1	March 4, 2022
21.1#	List of Subsidiaries of NN, Inc.
23.1#	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
23.2#	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32.1##	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act
32.2##	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Service
101.CAL#	Taxonomy Calculation Linkbase
101.LAB#	XBRL Taxonomy Label Linkbase
101.PRE#	XBRL Presentation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
_______________________________

*	Management contract or compensatory plan or arrangement.
#	Filed herewith
##	This certification is being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filings.
Item 16.Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NN, Inc.

By:	/s/ Warren A. Veltman
Warren A. Veltman
President, Chief Executive Officer, and Director

Date:	March 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Warren A. Veltman	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 11, 2022
Warren A. Veltman

/s/ Michael C. Felcher	Senior Vice President – Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2022
Michael C. Felcher

/s/ Jeri J. Harman	Non-Executive Chairman, Director	March 11, 2022
Jeri J. Harman

/s/ Raynard D. Benvenuti	Director	March 11, 2022
Raynard D. Benvenuti

/s/ Robert E. Brunner	Director	March 11, 2022
Robert E. Brunner

/s/ Christina E. Carroll	Director	March 11, 2022
Christina E. Carroll

/s/ João Faria	Director	March 11, 2022
João Faria

/s/ Rajeev Gautam, Ph.D.	Director	March 11, 2022
Rajeev Gautam, Ph.D.

/s/ Shihab Kuran, Ph.D.	Director	March 11, 2022
Shihab Kuran, Ph.D.

/s/ Tom H. Wilson, Jr.	Director	March 11, 2022
Tom H. Wilson, Jr.