Form 10-Q
period 2022-03-31
NN INC
filed 2022-05-06
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2022, there were 43,890,305 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net sales	$128,067	$126,804
Cost of sales (exclusive of depreciation and amortization shown separately below)	104,578	99,688
Selling, general, and administrative expense	13,454	14,575
Depreciation and amortization	11,429	11,568
Other operating expense (income), net	2,026	(5)
Income (loss) from operations	(3,420)	978
Interest expense	3,439	2,024
Loss on extinguishment of debt and write-off of debt issuance costs	—	2,390
Derivative payments on interest rate swap	—	1,717
Loss on interest rate swap	—	2,033
Other income, net	(2,996)	(122)
Loss before benefit (provision) for income taxes and share of net income from joint venture	(3,863)	(7,064)
Benefit (provision) for income taxes	(1,531)	756
Share of net income from joint venture	2,092	1,395
Net loss	$(3,302)	$(4,913)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$2,600	$(3,347)
Interest rate swap:
Change in fair value, net of tax	1,187	—
Reclassification adjustment for losses included in net loss, net of tax	34	2,851
Other comprehensive income (loss)	$3,821	$(496)
Comprehensive income (loss)	$519	$(5,409)
Basic net loss per common share:
Net loss per common share	$(0.13)	$(0.46)
Weighted average common shares outstanding	44,594	42,672
Diluted net loss per common share:
Net loss per common share	$(0.13)	$(0.46)
Weighted average common shares outstanding	44,594	42,672
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$20,627	$28,656
Accounts receivable, net of allowances of $1,684 and $1,352 at March 31, 2022 and December 31, 2021, respectively	89,397	71,419
Inventories	81,239	75,027
Income tax receivable	11,055	11,808
Other current assets	14,989	9,372
Total current assets	217,307	196,282
Property, plant and equipment, net of accumulated depreciation of $207,636 and $197,936 at March 31, 2022 and December 31, 2021, respectively	208,286	209,105
Operating lease right-of-use assets	46,771	46,443
Intangible assets, net	85,131	88,718
Investment in joint venture	32,177	34,045
Deferred tax assets	313	314
Other non-current assets	5,863	4,194
Total assets	$595,848	$579,101
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,906	$36,710
Accrued salaries, wages and benefits	20,695	17,739
Income tax payable	676	2,072
Current maturities of long-term debt	3,138	3,074
Current portion of operating lease liabilities	4,962	5,704
Other current liabilities	13,457	8,718
Total current liabilities	91,834	74,017
Deferred tax liabilities	7,920	7,456
Long-term debt, net of current portion	150,400	151,052
Operating lease liabilities, net of current portion	51,597	51,295
Other non-current liabilities	14,724	17,289
Total liabilities	316,475	301,109
Commitments and contingencies (Note 9)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at March 31, 2022 and December 31, 2021, respectively	56,345	53,807
Stockholders' equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 43,890 and 43,027 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	439	430
Additional paid-in capital	473,072	474,757
Accumulated deficit	(222,402)	(219,100)
Accumulated other comprehensive loss	(28,081)	(31,902)
Total stockholders’ equity	223,028	224,185
Total liabilities, preferred stock, and stockholders’ equity	$595,848	$579,101
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Common Stock			Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital			Total
Balance at December 31, 2021	43,027	$430	$474,757	$(219,100)	$(31,902)	$224,185
Net loss	—	—	—	(3,302)	—	(3,302)
Dividends accrued for preferred stock	—	—	(2,538)	—	—	(2,538)
Share-based compensation expense	893	9	940	—	—	949
Restricted shares forgiven for taxes	(30)	—	(87)	—	—	(87)
Change in fair value of interest rate swap, net of tax of $316	—	—	—	—	1,187	1,187
Reclassification of interest rate swap settlement to net loss, net of tax of $9	—	—	—	—	34	34
Foreign currency translation gain	—	—	—	—	2,600	2,600
Balance at March 31, 2022	43,890	$439	$473,072	$(222,402)	$(28,081)	$223,028

	Common Stock			Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital			Total
Balance at December 31, 2020	42,686	$427	$493,332	$(205,875)	$(33,732)	$254,152
Net loss	—	—	—	(4,913)	—	(4,913)
Dividends accrued for preferred stock	—	—	(14,529)	—	—	(14,529)
Share-based compensation expense	413	4	882	—	—	886
Restricted shares forgiven for taxes	(50)	(1)	(344)	—	—	(345)
Reclassification of interest rate swap settlement to net loss, net of tax of $861	—	—	—	—	2,851	2,851
Foreign currency translation loss	—	—	—	—	(3,347)	(3,347)
Balance at March 31, 2021	43,049	$430	$479,341	$(210,788)	$(34,228)	$234,755
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(3,302)	$(4,913)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,429	11,568
Amortization of debt issuance costs and discount	332	405
Impairments of property, plant and equipment	233	—
Loss on extinguishment of debt and write-off of debt issuance costs	—	2,390
Total derivative loss (gain), net of cash settlements	(2,543)	3,301
Share of net income from joint venture, net of cash dividends received	1,934	(1,395)
Compensation expense from issuance of share-based awards	949	886
Deferred income taxes	(42)	(1,605)
Other	(826)	(1,081)
Changes in operating assets and liabilities:
Accounts receivable	(17,633)	(6,684)
Inventories	(5,536)	(5,589)
Accounts payable	11,416	7,094
Income taxes receivable and payable, net	(631)	(344)
Other	(1,003)	3,851
Net cash provided by (used in) operating activities	(5,223)	7,884
Cash flows from investing activities
Acquisition of property, plant and equipment	(4,262)	(5,468)
Proceeds from sale of property, plant, and equipment	36	11
Cash settlements of interest rate swap	—	(15,420)
Net cash used in investing activities	(4,226)	(20,877)
Cash flows from financing activities
Cash paid for debt issuance costs	—	(6,856)
Proceeds from issuance of preferred stock	—	61,918
Redemption of preferred stock	—	(122,434)
Proceeds from long-term debt	8,000	150,000
Repayments of long-term debt	(8,729)	(70,721)
Repayments of short-term debt, net	—	(1,090)
Other	(787)	(1,189)
Net cash provided by (used in) financing activities	(1,516)	9,628
Effect of exchange rate changes on cash flows	2,936	(1,740)
Net change in cash and cash equivalents	(8,029)	(5,105)
Cash and cash equivalents at beginning of period	28,656	48,138
Cash and cash equivalents at end of period	$20,627	$43,033
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2022
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
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited. The Condensed Consolidated Balance Sheet as of December 31, 2021, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2022. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three months ended March 31, 2022 and 2021; financial position as of March 31, 2022 and December 31, 2021; and cash flows for the three months ended March 31, 2022 and 2021, on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly the Company’s financial position and operating results for the interim periods. Certain prior period amounts have been reclassified to conform to the current year’s presentation.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the unaudited condensed consolidated financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2021 Annual Report. The results for the three months ended March 31, 2022, are not necessarily indicative of results for the year ending December 31, 2022, or any other future periods.
Except for per share data or as otherwise indicated, all U.S. dollar amounts and share counts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.
Accounting Standards Recently Adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. In addition, ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. Further, for the diluted earnings-per-share calculation, the new guidance requires entities to use the if-converted method for all convertible instruments and generally requires entities to include the effect of share settlement for instruments that may be settled in cash or shares, among other things. The adoption of ASU 2020-06 effective January 1, 2022 did not have a material impact on our consolidated financial statements and related disclosures.
In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, ASU 2021-04 requires the issuer to treat a modification of an equity-classified warrant as an exchange of the original warrant. The difference between the fair value of the modified warrant and the fair value of the warrant immediately before modification is then recognized as an issuance cost or discount of the related transaction. Since we do not have any equity-classified written call options that would be subject to this guidance, the adoption of ASU 2021-04 did not have any impact on our consolidated financial statements and related disclosures during the three months ended March 31, 2022.

Accounting Standards Not Yet Adopted
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”), which requires business entities to provide certain annual disclosures when they have received government assistance and use a grant or contribution accounting model by analogy to other accounting guidance. Such disclosures include the nature of the transactions, significant terms and conditions, accounting policies, and affected financial statement line items. ASU 2021-10 may be applied either prospectively or retrospectively. We are in the process of assessing the impact ASU 2021-10 may have on our annual disclosures for the year ending December 31, 2022.

Note 2. Segment Information
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
The following tables present results of operations by reportable segment.

	Mobile Solutions	Power Solutions	Corporate and Consolidations		Total
Three Months Ended March 31, 2022
Net sales	$76,070	$52,011	$(14)	(a)	$128,067
Income (loss) from operations	1,969	364	(5,753)		(3,420)
Interest expense					(3,439)
Other					2,996
Loss from operations before income taxes and share of net income from joint venture					$(3,863)
Three Months Ended March 31, 2021
Net sales	$77,776	$49,075	$(47)	(a)	$126,804
Income (loss) from operations	6,090	2,432	(7,544)		978
Interest expense					(2,024)
Other					(6,018)
Loss from operations before income taxes and share of net income from joint venture					$(7,064)
_______________________________
(a)Includes elimination of intersegment transactions occurring during the ordinary course of business.

Note 3. Inventories
Inventories are comprised of the following amounts:

	March 31, 2022	December 31, 2021
Raw materials	$31,108	$27,221
Work in process	28,857	24,960
Finished goods	21,274	22,846
Total inventories	$81,239	$75,027

Note 4. Intangible Assets, Net
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2021	$25,709	$63,009	$88,718
Amortization	(838)	(2,749)	(3,587)
Balance as of March 31, 2022	$24,871	$60,260	$85,131
Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. At March 31, 2022, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The decline in market capitalization was a triggering event that caused us to perform an impairment analysis on our long-lived assets as of March 31, 2022. Based on our analysis, the carrying values of the long-lived assets were recoverable and no impairment charge was recorded during the three months ended March 31, 2022.

Note 5. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2021	$34,045
Share of earnings	2,092
Dividends paid by joint venture	(4,026)
Foreign currency translation gain	66
Balance as of March 31, 2022	$32,177

Note 6. Income Taxes
Our effective tax rate was (39.6)% and 10.7% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022, differs from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. In addition, the effective tax rate was unfavorably impacted by U.S. tax on the earnings of foreign subsidiaries under the global intangible low-taxed income regime.

Note 7. Debt
On March 22, 2021, we entered into a new $150.0 million term loan facility (the “Term Loan Facility”) and a new $50.0 million asset backed credit facility (the “ABL Facility”). The following table presents debt balances as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Term Loan Facility	$148,500	$148,875
International lines of credit and other loans	10,302	10,930
Total principal	158,802	159,805
Less-current maturities of long-term debt	3,138	3,074
Principal, net of current portion	155,664	156,731
Less-unamortized debt issuance costs and discount (1)	5,264	5,679
Long-term debt, net of current portion	$150,400	$151,052
_______________________________

(1) In addition to this amount, costs of $0.7 million and $0.7 million related to the ABL Facility were recorded in other non-current assets as of March 31, 2022 and December 31, 2021, respectively.

Term Loan Facility
Outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month LIBOR (subject to a 1.000% floor) plus an applicable margin of 6.875% or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. At March 31, 2022, the Term Loan Facility bore interest, based on one-month LIBOR, at 7.875%. We have an interest rate swap that changes the one-month LIBOR to a fixed rate of 1.291% on $60.0 million of the outstanding balance of the Term Loan Facility.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all assets other than accounts receivable and inventory and has a second lien on accounts receivable and inventory. On March 3, 2022, we amended our Term Loan Facility, which increases the quarterly maximum consolidated net leverage ratio. We were in compliance with all requirements under the Term Loan Facility as of March 31, 2022.
The Term Loan Facility was issued at a $3.8 million discount and we capitalized an additional $2.8 million in new debt issuance costs. These costs are recorded as a direct reduction to the carrying amount of the associated long-term debt and amortized over the term of the debt.
ABL Facility
The ABL Facility provides for a senior secured revolving credit facility in the amount of $50.0 million, of which $30.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the ABL Facility bear interest on a variable rate structure plus an interest rate spread that is based on the average amount of aggregate revolving commitment available. The variable borrowing rate is either 1) LIBOR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We may elect whether to use one-month, three-month, or six-month LIBOR, subject to a 0.50% floor. Interest payments are due monthly on borrowings that utilize one-month LIBOR and quarterly on borrowings that utilize three-month or six-month LIBOR. At March 31, 2022, using one-month LIBOR plus a 1.75% spread, the weighted average interest rate on outstanding borrowings under the ABL Facility would have been 2.25% if there had been any balance outstanding. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility and a 1.875% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is March 22, 2026.
As of March 31, 2022, we had no outstanding borrowings under the ABL Facility, $11.1 million of outstanding letters of credit, and $37.8 million available for future borrowings under the ABL Facility. The ABL Facility has a first lien on accounts receivable and inventory. We were in compliance with all requirements under the ABL Facility as of March 31, 2022.

Note 8. Leases
The following table contains supplemental cash flow information related to leases.

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$80	$57
Operating cash flows used in operating leases	4,204	4,103
Financing cash flows used in finance leases	700	846
Right-of-use assets obtained in exchange for new finance lease liabilities	395	60
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	1,305	—
_______________________________
(1) Includes new leases, renewals, and modifications.

Note 9. Commitments and Contingencies
Brazil ICMS Tax Matter
Prior to the acquisition of Autocam Corporation (“Autocam”) in 2014, Autocam’s Brazilian subsidiary (“Autocam Brazil”) received notification from the Brazilian tax authority regarding ICMS (state value added tax) tax credits claimed on intermediary materials (e.g., tooling and perishable items) used in the manufacturing process. The Brazilian tax authority notification disallowed state ICMS tax credits claimed on intermediary materials based on the argument that these items are not intrinsically related to the manufacturing processes. Autocam Brazil filed an administrative defense with the Brazilian tax authority arguing, among other matters, that it should qualify for an ICMS tax credit, contending that the intermediary materials are directly related to the manufacturing process.
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
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter. Accordingly, we do not expect to incur a loss related to this matter even in the event of an unfavorable decision and, therefore, have not accrued an amount for the remaining matters as of March 31, 2022.
Securities Offering Matter
On November 1, 2019, Erie County Employees’ Retirement System, on behalf of a purported class of plaintiffs, filed a complaint in the Supreme Court of the State of New York, County of New York, against us, certain of our current and former officers and directors, and each of the underwriters involved in our public offering and sale of 14.4 million shares of our common stock pursuant to a preliminary prospectus supplement, dated September 10, 2018, a final prospectus supplement, dated September 13, 2018, and a base prospectus, dated April 19, 2017, relating to our effective shelf registration statement on Form S-3 (File No. 333-216737) (the “Offering”), which complaint was amended on January 24, 2020. The complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 in connection with the Offering. The plaintiffs seek to represent a class of stockholders who purchased shares of our common stock in the Offering. The complaint seeks unspecified monetary damages and other relief. We believe the complaint and allegations to be without merit and intend to vigorously defend ourself against these actions. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our financial position, results of operations, or cash flows.
Other Legal Matters
On April 25, 2022, we reached an agreement to settle breach of contract claims brought by a former customer regarding the sale of products by us in 2016. Under the agreement, we will pay $1.8 million to the customer in specified installments through July 2023. Since the $1.8 million settlement was related to claims made against us prior to March 31, 2022, it was recognized during the three months ended March 31, 2022 and is included in the Other operating expense (income), net line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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

Note 10. Preferred Stock and Stockholders' Equity
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
In accordance with ASC 815-15, Derivatives and Hedging - Embedded Derivatives, certain features of the Series D Preferred Stock were bifurcated and accounted for as derivatives separately. Note 15 discusses the accounting for these features.
As of March 31, 2022, the carrying value of the Series D Preferred Stock shares was $56.3 million, which included $9.7 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value during the three months ended March 31, 2022.

Three Months Ended March 31, 2022
Beginning balance	$53,807
Accrual of in-kind dividends	2,142
Amortization	396
Ending balance	$56,345

Note 11. Revenue from Contracts with Customers
Revenue is recognized when control of the good or service is transferred to the customer either at a point in time or, in limited circumstances, as our services are rendered over time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or services. The following tables summarize revenue by customer geographical region.

	Three Months Ended March 31, 2022
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$37,810	$40,486	$(14)	$78,282
China	12,552	1,244	—	13,796
Brazil	10,720	345	—	11,065
Mexico	5,064	4,741	—	9,805
Germany	1,283	62	—	1,345
Poland	1,340	4	—	1,344
Other	7,301	5,129	—	12,430
Total net sales	$76,070	$52,011	$(14)	$128,067

	Three Months Ended March 31, 2021
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$37,438	$39,806	$(47)	$77,197
China	14,414	1,506	—	15,920
Brazil	9,668	192	—	9,860
Mexico	5,015	3,397	—	8,412
Germany	1,767	164	—	1,931
Poland	1,180	4	—	1,184
Other	8,294	4,006	—	12,300
Total net sales	$77,776	$49,075	$(47)	$126,804
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

	Three Months Ended March 31, 2022
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$50,596	$10,078	$—	$60,674
General Industrial	21,805	16,335	—	38,140
Residential/Commercial Electrical	—	17,199	—	17,199
Other	3,669	8,399	(14)	12,054
Total net sales	$76,070	$52,011	$(14)	$128,067

	Three Months Ended March 31, 2021
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$50,144	$10,425	$—	$60,569
General Industrial	24,310	15,374	—	39,684
Residential/Commercial Electrical	—	15,354	—	15,354
Other	3,322	7,922	(47)	11,197
Total net sales	$77,776	$49,075	$(47)	$126,804
Deferred Revenue
Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. The balance of deferred revenue was $0.4 million and $0.5 million as of March 31, 2022 and December 31, 2021, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the three months ended March 31, 2022 included $0.3 million that was included in deferred revenue as of December 31, 2021.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2022, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.

Note 12. Share-Based Compensation
The following table lists the components of share-based compensation expense by type of award, which is recognized in the “Selling, general, and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended March 31,
	2022	2021
Stock options	$56	$89
Restricted stock	604	548
Performance share units	289	249
Share-based compensation expense	$949	$886

Stock Options
The following table presents stock option activity for the three months ended March 31, 2022.

	Number of Options (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	621	$12.24
Expired	(71)	9.83
Outstanding at March 31, 2022	550	$12.55	4.0 years	$—	(1)
Exercisable at March 31, 2022	523	$12.71	3.8 years	$—	(1)
_______________________________
(1)The aggregate intrinsic value is the sum of intrinsic values for each exercisable individual option grant. The intrinsic value is the amount by which the closing market price of our stock at March 31, 2022, was greater than the exercise price of any individual option grant.

Restricted Stock
During the three months ended March 31, 2022, we granted 897,000 shares of restricted stock to non-executive directors, officers and certain other key employees. The shares of restricted stock granted during the three months ended March 31, 2022, vest pro-rata generally over three years for employees and over one year for non-executive directors. We determined the fair value of the shares awarded by using the closing price of our common stock as of the date of grant. The weighted average grant date fair value of restricted stock granted in the three months ended March 31, 2022, was $3.31 per share. Total grant date fair value of restricted stock that vested in the three months ended March 31, 2022, was $1.8 million.
The following table presents the status of unvested restricted stock awards as of March 31, 2022 and changes during the three months then ended.

	Nonvested Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Unvested at January 1, 2022	469	$7.28
Granted	897	3.31
Vested	(261)	7.01
Forfeited	(4)	7.49
Unvested at March 31, 2022	1,101	$4.11

Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. Some PSUs are based on total shareholder return (“TSR Awards”), and other PSUs are based on return on invested capital (“ROIC Awards”). TSR Awards granted in 2022 were made pursuant to the NN, Inc. 2019 Omnibus Incentive Plan and a Performance Share Unit Agreement (the “2019 Omnibus Agreement”). No ROIC Awards were granted during the three months ended March 31, 2022.
The TSR Awards vest, if at all, upon our achieving a specified relative total shareholder return, which will be measured against the total shareholder return of a specified index during specified performance periods as defined in the 2019 Omnibus Agreement. The ROIC Awards vest, if at all, upon our achieving a specified average return on invested capital during the performance periods. Each performance period generally begins on January 1 of the year of grant and ends 3 years later on December 31.
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
The following table presents the goals with respect to TSR Awards granted in 2022.

TSR Awards:	Threshold Performance (25% of Shares)	Target Performance (100% of Shares)	Maximum Performance (150% of Shares)
2022 grants	25th Percentile	55th Percentile	75th Percentile
We estimate the grant date fair value of TSR Awards using the Monte Carlo simulation model, as the total shareholder return metric is considered a market condition under ASC Topic 718, Compensation – stock compensation.
The following table presents the status of unvested PSUs as of March 31, 2022 and changes during the three months then ended.

	Nonvested TSR Awards		Nonvested ROIC Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2022	194	$9.59	228	$8.14
Granted	382	2.53	—	—
Nonvested at March 31, 2022	576	$4.90	228	$8.14

Note 13. Accumulated Other Comprehensive Income
The following tables present the components of accumulated other comprehensive income (loss) (“AOCI”).

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance at December 31, 2021	$(32,016)	$151	$(37)	$(31,902)
Other comprehensive income (loss) before reclassifications	2,600	1,503	(316)	3,787
Amounts reclassified from AOCI to interest expense (2)	—	44	(10)	34
Net other comprehensive income (loss)	2,600	1,547	(326)	3,821
Balance at March 31, 2022	$(29,416)	$1,698	$(363)	$(28,081)

Balance at December 31, 2020	$(30,881)	$(3,712)	$861	$(33,732)
Other comprehensive income (loss) before reclassifications	(3,347)	—	—	(3,347)
Amounts reclassified from AOCI to loss on interest rate swap	—	3,712	(861)	2,851
Net other comprehensive income (loss)	(3,347)	3,712	(861)	(496)
Balance at March 31, 2021	$(34,228)	$—	$—	$(34,228)
______________________
(1) Income tax effect of changes in interest rate swap.
(2) Represents interest rate swap settlements of effective hedge.

Note 14. Net Income (Loss) Per Common Share
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
The following table summarizes the computation of basic and diluted net income (loss) per common share.

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(3,302)	$(4,913)
Less: Preferred stock cumulative dividends and deemed dividends	(2,538)	(14,529)
Numerator for basic and diluted undistributed net loss per common share (1)	$(5,840)	$(19,442)

Denominator:
Weighted average common shares outstanding	43,308	42,836
Adjustment for unvested restricted common stock	(608)	(375)
Adjustment for 2021 Warrants outstanding (2)	1,894	211
Shares used to calculate loss per share, basic and diluted	44,594	42,672

Basic and diluted loss per common share	$(0.13)	$(0.46)
Cash dividends declared per common share	$—	$—
_______________________________
(1) Preferred Stock does not participate in losses.

(2) Weighted average 2021 Warrants outstanding are included in shares outstanding for calculation of basic earnings per share because they are exercisable at an exercise price of $0.01 per share, subject to certain adjustments (see Note 15).
The following table presents securities that could be potentially dilutive in the future that were excluded from the calculation of diluted net loss per common share because they had an anti-dilutive effect.

	Three Months Ended March 31,
	2022	2021
Options	600	847
2019 Warrants	1,500	1,500
	2,100	2,347
We have elected to allocate undistributed income to participating securities based on year-to-date results. As there was no undistributed income for the three months ended March 31, 2022, no such allocation was necessary. In addition, given the undistributed loss in the three months ended March 31, 2022 and 2021, options and the 2019 Warrants are considered anti-dilutive and were excluded from the calculation of diluted net loss per share. Stock options excluded from the calculations of diluted net loss per share had a per share exercise price ranging from $7.93 to $25.16 for the three months ended March 31, 2022, and $7.93 to $25.16 for three months ended March 31, 2021. The 2019 Warrants excluded from the calculation of diluted net loss per share for the three months ended March 31, 2022 and 2021, had a per share exercise price of $11.49.

Note 15. Fair Value Measurements
Fair value is an exit price representing the expected amount that an entity would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date. We followed consistent methods and assumptions to estimate fair values as more fully described in the 2021 Annual Report.
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
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and long-term debt. As of March 31, 2022, the carrying values of these financial instruments approximated fair value.
Derivative Financial Instruments
Certain features were bifurcated and accounted for separately from the Series B Preferred Stock, which was redeemed in March 2021. The following feature was recorded as a derivative.
•Warrants. In conjunction with our placement of the Series B Preferred Stock in December 2019, we issued detachable warrants to purchase up to 1.5 million shares of our common stock (the “2019 Warrants”), which are exercisable, in full or in part, at any time prior to December 11, 2026, at an exercise price of $11.49 per share.
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

The following tables show the liabilities measured at fair value for the Preferred Stock derivatives as of March 31, 2022 and December 31, 2021.

	Fair Value Measurements as of March 31, 2022
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	5,453	—	228

	Fair Value Measurements as of December 31, 2021
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	7,771	—	453

The following table presents the change in the Preferred Stock derivatives during the three months ended March 31, 2022.

Three Months Ended March 31, 2022
Beginning balance	$8,224
Change in fair value (1)	(2,543)
Ending balance	$5,681
_______________________________
(1) Changes in the fair value are recognized in the “Other income, net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The fair value of the change-in-control put feature utilizes unobservable inputs based on the Company’s assessment of the probability of a change-in-control event occurring in a future period. The probability of a change-in-control event ranged from 3% to 10% as of March 31, 2022.
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods. The probabilities resulted in a weighted average term of 3.1 years as of March 31, 2022, and 3.6 years as of December 31, 2021.
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

	Three Months Ended March 31,
	2022	2021
Interest expense (1)	$44	$—
Derivative payments on interest rate swap (2)	—	1,717
Loss on interest rate swap (2)	—	2,033
_______________________________
(1) Represents settlements on the interest rate swaps while the hedges are effective.
(2) Represents settlements and changes in fair value on the 2019 Swap.
The following tables present the assets and liabilities measured at fair value on a recurring basis for the interest rate swaps as of March 31, 2022 and December 31, 2021.

	Fair Value Measurements as of March 31, 2022
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset - other current assets	$—	$364	$—
Derivative asset - other non-current assets	—	1,337	—
Total	$—	$1,701	$—

	Fair Value Measurements as of December 31, 2021
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset - other non-current assets	$—	$284	$—
Derivative liability - other current liabilities	—	(129)	—
Total	$—	$155	$—
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
Fixed Rate Debt
The fair value of our outstanding fixed-rate debt included in the “International lines of credit and other loans” line item within Note 7 to these Notes to Condensed Consolidated Financial Statements approximated carrying value as of March 31, 2022 and December 31, 2021, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The carrying value of this fixed-rate debt was $10.3 million and $10.9 million as of March 31, 2022 and December 31, 2021, respectively.

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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to NN, Inc., based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of management’s control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector; the impacts of the COVID-19 pandemic on our financial condition, business operations and liquidity; competitive influences; risks that current customers will commence or increase captive production; risks of capacity underutilization; quality issues; material changes in the costs and availability of raw materials; economic, social, political and geopolitical instability, currency fluctuation, and other risks of doing business outside of the United States; our dependence on certain major customers, some of whom are not parties to long-term agreements (and/or are terminable on short notice); the impact of acquisitions and divestitures; the level of our indebtedness; the restrictions contained in our debt agreements; our ability to obtain financing at favorable rates, if at all, and to refinance existing debt as it matures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; the impact of climate change on our operations; cyber liability or potential liability for breaches of our or our service providers’ information technology systems or business operations disruptions; and other risk factors and cautionary statements listed from time-to-time in our periodic reports filed with the Securities and Exchange Commission. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements included herein or therein to reflect future events or developments.
For additional information concerning such risk factors and cautionary statements, please see the sections titled “Item 1A. Risk Factors” in the 2021 Annual Report and this Quarterly Report.
Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the three months ended March 31, 2022, that management believes are important to provide an understanding of the business and results of operations or that may influence operations in the future.
Global COVID-19 Pandemic
Although the United States and global economy continue to recover from the COVID-19 pandemic, we cannot predict when a full economic recovery will occur. The impact of new and more easily transmitted variants of COVID-19, such as the Delta and Omicron variants, cannot be predicted at this time and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against any new variants, and the response by governmental bodies and regulators. Further surges in COVID-19 infection rates could result in the reinstatement of directives and mandates requiring businesses to again curtail or cease normal operations.
The spread of COVID-19 and the responses thereto have created a disruption in the manufacturing, delivery, and overall supply chain of automobile manufacturers and suppliers, as well as disruption within the power industry. Global vehicle production decreased significantly in 2020, but production ramped back up in 2021. However, production continues to be impacted by disruptions of global supply chains, which have caused challenges in obtaining raw materials we use in the manufacture of some of our products. In addition, power shortages in China have resulted in widespread blackouts, often without any or little notice. These blackouts caused us and other manufacturers in the region to shut down production until power was restored. Supply chain and COVID-19 related disruptions are expected to continue during 2022.
Inflation triggered by the unprecedented economic impact of the COVID-19 pandemic has increased our manufacturing cost, particularly labor and materials, and is expected to continue into future periods. A worldwide semiconductor chip shortage continues to affect automotive original equipment manufacturers, causing unpredictable volumes. The rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on our business, financial condition, results of operations, and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 pandemic.
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
Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021
Consolidated Results

	Three Months Ended March 31,
	2022	2021	$ Change
Net sales	$128,067	$126,804	$1,263
Organic growth				$1,104
Foreign exchange effects				159
Cost of sales (exclusive of depreciation and amortization shown separately below)	104,578	99,688	$4,890
Selling, general, and administrative expense	13,454	14,575	(1,121)
Depreciation and amortization	11,429	11,568	(139)
Other operating expense (income), net	2,026	(5)	2,031
Income (loss) from operations	(3,420)	978	(4,398)
Interest expense	3,439	2,024	1,415
Loss on extinguishment of debt and write-off of debt issuance costs	—	2,390	(2,390)
Derivative payments on interest rate swap	—	1,717	(1,717)
Loss on interest rate swap	—	2,033	(2,033)
Other income, net	(2,996)	(122)	(2,874)
Loss before benefit (provision) for income taxes and share of net income from joint venture	(3,863)	(7,064)	3,201
Benefit (provision) for income taxes	(1,531)	756	(2,287)
Share of net income from joint venture	2,092	1,395	697
Net loss	$(3,302)	$(4,913)	$1,611
Net Sales. Net sales increased by $1.3 million, or 1%, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to increased pricing to recover certain inflationary costs and underutilized fixed costs caused by lower-than-expected customer demand. These increases were partially offset by decreased demand from automotive customers due largely to the ongoing global semi-conductor shortage.
Cost of Sales. Cost of sales increased by $4.9 million, or 5%, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to increased material costs. In addition, the prior year cost of sales benefited from favorable overhead absorption.

Selling, General, and Administrative Expense. Selling, general, and administrative expense decreased by $1.1 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to lower personnel costs.
Other Operating Expense (Income), Net. Other operating expense (income), net, changed unfavorably by $2.0 million primarily due to a legal settlement reached during the three months ended March 31, 2022.
Interest Expense.  Interest expense increased by $1.4 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to higher interest rates and a larger average debt balance as a result of the credit facility and preferred stock refinance during the first quarter of 2021.

	Three Months Ended March 31,
	2022	2021
Interest on debt	$3,071	$1,439
Interest rate swap settlements	44	—
Amortization of debt issuance costs and discount	332	405
Capitalized interest	(125)	(31)
Other	117	211
Total interest expense	$3,439	$2,024
Loss on Extinguishment of Debt and Write-off of Debt Issuance Costs. We recognized $2.4 million in the first quarter of 2021 for the write-off of unamortized debt issuance costs associated with the credit facility that was terminated in March 2021.
Derivative Payments on Interest Rate Swap. Derivative payments on interest rate swap represent cash settlements of an interest rate swap which was terminated in the first quarter of 2021. We entered into a new interest rate swap in the third quarter of 2021, which is designated as a cash flow hedge with the impact of settlements recognized in interest expense.
Loss on Interest Rate Swap. We recognized a $2.0 million loss in the first quarter of 2021 related to the termination of the previous interest rate swap in March 2021.
Other Income, Net. Other income, net, changed favorably by $2.9 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to noncash derivative mark-to-market gains and favorable foreign exchange effects associated with intercompany borrowings.
Benefit (Provision) For Income Taxes. Our effective tax rate was (39.6)% for the three months ended March 31, 2022, compared to 10.7% for the three months ended March 31, 2021. The rate for the three months ended March 31, 2022 was unfavorably impacted by the limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized.
Share of Net Income from Joint Venture. Share of net income from the JV increased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to higher sales volume. The JV, in which we own a 49% investment, recognized net sales of $26.5 million and $23.4 million for the three months ended March 31, 2022 and 2021, respectively.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended March 31,
	2022	2021	$ Change
Net sales	$76,070	$77,776	$(1,706)
Organic decline				$(1,865)
Foreign exchange effects				159
Income from operations	$1,969	$6,090	$(4,121)
Net sales decreased by $1.7 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to lower sales volume, partially offset by increased pricing to recover certain inflationary costs and underutilized fixed costs caused by lower-than-expected customer demand and favorable foreign exchange effects of $0.2 million.
Income from operations decreased by $4.1 million during the three months ended March 31, 2022, compared to the same period in the prior year primarily due to lower sales volume and variable cost inefficiencies associated with supply chain interruptions, uneven customer ordering patterns, and labor constraints caused by pandemic interruptions. In addition, prior year income from operations benefited by favorable overhead absorption as the result of a build up of inventory during the three months ended March 31, 2021.
POWER SOLUTIONS

	Three Months Ended March 31,
	2022	2021	$ Change
Net sales	$52,011	$49,075	$2,936
Organic growth				$2,936
Income from operations	$364	$2,432	$(2,068)
Net sales increased by $2.9 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due increased pricing to recover certain inflationary costs.
Income from operations decreased by $2.1 million during the three months ended March 31, 2022 compared to the same period in the prior year, primarily due to higher selling, general and administrative costs and a legal settlement reached during the three months ended March 31, 2022. The increase in these expenses was partially offset by an increase in favorable overhead absorption during the first quarter of 2022.
Changes in Financial Condition from December 31, 2021 to March 31, 2022
Overview
From December 31, 2021 to March 31, 2022, total assets increased by $16.7 million primarily due to increases in accounts receivable and inventories during the three months ended March 31, 2022. The increase in accounts receivable is due to higher sales during the current quarter compared with the fourth quarter of 2021. Inventories increased due to higher sales in the current quarter compared with the fourth quarter of 2021 and due to higher material costs.
From December 31, 2021 to March 31, 2022, total liabilities increased by $15.4 million, primarily due to increases in accounts payable, accrued salaries and benefits and the accrual for a legal settlement reached during the first quarter of 2022. The increase in accounts payable is attributed to higher inventory balances at March 31, 2022.
Working capital, which consists of current assets less current liabilities, was $125.5 million as of March 31, 2022, compared to $122.3 million as of December 31, 2021. The increase in working capital was primarily due to the increase in accounts receivable and inventories discussed above, partially offset by a higher balance of accounts payable and other current liabilities.
Cash Flows
Cash used in operations was $5.2 million for the three months ended March 31, 2022, compared with cash provided by operations of $7.9 million for the three months ended March 31, 2021. The difference was primarily due to an increase in accounts receivable related to higher sales during the current quarter compared with the fourth quarter of 2021.
Cash used in investing activities was $4.2 million for the three months ended December 31, 2021, compared with cash used in investing activities of $20.9 million for the three months ended March 31, 2021. The difference was primarily due to cash paid to settle the interest rate swap in the first quarter of 2021.
Cash used in financing activities was $1.5 million for the three months ended December 31, 2021, compared with cash provided by financing activities of $9.6 million for the three months ended March 31, 2021. The difference was primarily due to the debt and preferred stock refinancing in the first quarter of 2021.

Liquidity and Capital Resources
Credit Facilities
The principal amount outstanding under our Term Loan Facility as of March 31, 2022, was $148.5 million, without regard to unamortized debt issuance costs and discount. As of March 31, 2022, we had $37.8 million available for future borrowings under the ABL Facility. This amount of borrowing capacity is net of $11.1 million of outstanding letters of credit at March 31, 2022, which are considered as usage of the ABL Facility.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. If one-month LIBOR is less than 1.00%, then we pay 7.875% per annum in interest. If one-month LIBOR exceeds 1.00%, then we pay the variable one-month LIBOR plus an applicable margin of

6.875%. Based on the interest rate in effect at March 31, 2022, and the fixed rate on the 2021 interest rate swap, annual interest payments would be approximately $11.9 million.
The ABL Facility bears interest on a variable rate structure with borrowings bearing interest at one-month LIBOR plus an applicable margin of 1.75%. The interest rate in effect at March 31, 2022, was 2.25%. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility.
We were in compliance with all requirements under our Term Loan Facility and ABL Facility as of March 31, 2022. Both credit facilities allow for optional expansion of available borrowings, subject to certain terms and conditions.
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

Critical Accounting Estimates
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2021 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2021 Annual Report. There have been no material changes to these policies during the three months ended March 31, 2022.

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
Refer to Note 15 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for further discussion about the interest rate swap.
At March 31, 2022, we had $148.5 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month LIBOR would have resulted in a net increase in interest expense of $0.5 million on an annualized basis due to the fact that the Term Loan Facility is subject to a LIBOR floor of 1.00% and one-month LIBOR was below the floor as of March 31, 2022.
We had no outstanding borrowings under the ABL Facility at March 31, 2022.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We participate in various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. From time to time, we may use foreign currency derivatives to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency derivatives as of March 31, 2022.

Item 4.Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
As disclosed in Note 9 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, we are engaged in certain legal proceedings, and the disclosure set forth in Note 9 relating to legal proceedings is incorporated herein by reference.

Item 1A.Risk Factors
Except as noted below, there have been no material changes to the risk factors disclosed in the 2021 Annual Report under Item 1A, “Risk Factors.”
Our international operations and business, financial condition, and prospects may be adversely affected by the current military conflict between Russia and Ukraine and other future social and geopolitical instability.
We are exposed to the risk of changes in social, geopolitical, legal, and economic conditions. The global economy has been, and may continue to be, negatively impacted by Russia’s invasion of Ukraine. As a result of Russia’s invasion of Ukraine, the United States, the European Union, the United Kingdom, and other G7 countries, among other countries, have imposed substantial financial and economic sanctions on certain industry sectors and parties in Russia. Broad restrictions on exports to Russia have also been imposed. These measures include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions limiting Russia’s ability to import various goods. The negative impacts arising from the conflict and these sanctions and export restrictions may include reduced consumer demand, supply chain disruptions and increased costs for transportation, energy, and raw materials. Although none of our operations are physically located in Russia or Ukraine, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which may adversely affect our business, financial condition, results of operations and prospects. For example, oil prices have increased significantly, and Russia recently announced its decision to cease the sale of natural gas to Poland and Bulgaria for those countries’ refusal to pay in rubles. As a result of this decision by Russia and rising oil prices, utility costs in Europe have increased dramatically. Our facilities in Poland and France will be negatively impacted by rising energy costs, and such impacts could have a material, adverse effect on our European operations and our business as a whole.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made during the quarter ended March 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
January 2022	—	$—	—	—
February 2022	9,785	2.98	—	—
March 2022	19,803	2.90	—	—
Total	29,588	$2.93	—	—
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

10.1
Amendment No. 1 to Term Loan Credit Agreement, dated as of March 3, 2022, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2022 and incorporated herein by reference).

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

NN, Inc.
(Registrant)

Date: May 6, 2022	/s/ Warren A. Veltman
Warren A. Veltman
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: May 6, 2022	/s/ Michael C. Felcher
Michael C. Felcher
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)