Form 10-Q
period 2022-06-30
NN INC
filed 2022-08-05
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2022, there were 43,884,408 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net sales	$125,362	$123,157	$253,429	$249,961
Cost of sales (exclusive of depreciation and amortization shown separately below)	103,889	99,797	208,467	199,485
Selling, general, and administrative expense	14,794	13,585	28,248	28,160
Depreciation and amortization	11,340	11,687	22,769	23,255
Other operating expense (income), net	(147)	(324)	1,879	(329)
Loss from operations	(4,514)	(1,588)	(7,934)	(610)
Interest expense	3,488	3,573	6,927	5,597
Loss on extinguishment of debt and write-off of debt issuance costs	—	—	—	2,390
Derivative payments on interest rate swap	—	—	—	1,717
Loss on interest rate swap	—	—	—	2,033
Other expense (income), net	(67)	1,680	(3,063)	1,558
Loss before benefit (provision) for income taxes and share of net income from joint venture	(7,935)	(6,841)	(11,798)	(13,905)
Benefit (provision) for income taxes	(1,051)	231	(2,582)	987
Share of net income from joint venture	419	1,219	2,511	2,614
Net loss	$(8,567)	$(5,391)	$(11,869)	$(10,304)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$(8,490)	$4,409	$(5,890)	$1,062
Interest rate swap:
Change in fair value, net of tax	373	—	1,560	—
Reclassification adjustment for losses included in net loss, net of tax	31	—	65	2,851
Other comprehensive income (loss)	$(8,086)	$4,409	$(4,265)	$3,913
Comprehensive loss	$(16,653)	$(982)	$(16,134)	$(6,391)
Basic net loss per common share:
Net loss per common share	$(0.25)	$(0.17)	$(0.38)	$(0.62)
Weighted average common shares outstanding	44,708	44,440	44,649	43,561
Diluted net loss per common share:
Net loss per common share	$(0.25)	$(0.17)	$(0.38)	$(0.62)
Weighted average common shares outstanding	44,708	44,440	44,649	43,561

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$15,186	$28,656
Accounts receivable, net of allowances of $1,762 and $1,352 at June 30, 2022 and December 31, 2021, respectively	82,621	71,419
Inventories	84,726	75,027
Income tax receivable	10,931	11,808
Other current assets	13,267	9,372
Total current assets	206,731	196,282
Property, plant and equipment, net of accumulated depreciation of $210,618 and $197,936 at June 30, 2022 and December 31, 2021, respectively	202,239	209,105
Operating lease right-of-use assets	46,042	46,443
Intangible assets, net	81,545	88,718
Investment in joint venture	30,875	34,045
Deferred tax assets	375	314
Other non-current assets	5,350	4,194
Total assets	$573,157	$579,101
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,859	$36,710
Accrued salaries, wages and benefits	15,217	17,739
Income tax payable	687	2,072
Current maturities of long-term debt	3,139	3,074
Current portion of operating lease liabilities	5,103	5,704
Other current liabilities	12,439	8,718
Total current liabilities	84,444	74,017
Deferred tax liabilities	8,141	7,456
Long-term debt, net of current portion	151,317	151,052
Operating lease liabilities, net of current portion	50,899	51,295
Other non-current liabilities	13,031	17,289
Total liabilities	307,832	301,109
Commitments and contingencies (Note 9)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at June 30, 2022 and December 31, 2021, respectively	59,003	53,807
Stockholders' equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 43,884 and 43,027 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	439	430
Additional paid-in capital	473,019	474,757
Accumulated deficit	(230,969)	(219,100)
Accumulated other comprehensive loss	(36,167)	(31,902)
Total stockholders’ equity	206,322	224,185
Total liabilities, preferred stock, and stockholders’ equity	$573,157	$579,101

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended June 30, 2022 and 2021
(Unaudited)

	Common Stock			Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital			Total
Balance at March 31, 2022	43,890	$439	$473,072	$(222,402)	$(28,081)	$223,028
Net loss	—	—	—	(8,567)	—	(8,567)
Dividends accrued for preferred stock	—	—	(2,658)	—	—	(2,658)
Share-based compensation expense	(5)	—	2,606	—	—	2,606
Restricted shares forgiven for taxes	(1)	—	(1)	—	—	(1)
Change in fair value of interest rate swap, net of tax of $98	—	—	—	—	373	373
Reclassification of interest rate swap settlement to net loss, net of tax of $8	—	—	—	—	31	31
Foreign currency translation loss	—	—	—	—	(8,490)	(8,490)
Balance at June 30, 2022	43,884	$439	$473,019	$(230,969)	$(36,167)	$206,322

	Common Stock			Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital			Total
Balance at March 31, 2021	43,049	$430	$479,341	$(210,788)	$(34,228)	$234,755
Net loss	—	—	—	(5,391)	—	(5,391)
Dividends accrued for preferred stock	—	—	(2,211)	—	—	(2,211)
Shares issued for option exercises	6	—	48	—	—	48
Share-based compensation expense	(19)	—	1,100	—	—	1,100
Restricted shares forgiven for taxes	(2)	—	(18)	—	—	(18)
Change in estimate of share-based award vesting	—	—	(337)	—	—	(337)
Foreign currency translation gain	—	—	—	—	4,409	4,409
Balance at June 30, 2021	43,034	$430	$477,923	$(216,179)	$(29,819)	$232,355

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Common Stock			Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital			Total
Balance at December 31, 2021	43,027	$430	$474,757	$(219,100)	$(31,902)	$224,185
Net loss	—	—		(11,869)	—	(11,869)
Dividends accrued for preferred stock	—	—	(5,196)	—	—	(5,196)
Share-based compensation expense	888	9	3,546	—	—	3,555
Restricted shares forgiven for taxes	(31)	—	(88)	—	—	(88)
Change in fair value of interest rate swap, net of tax of $414	—	—	—	—	1,560	1,560
Reclassification of interest rate swap settlement to net loss, net of tax of $17	—	—	—	—	65	65
Foreign currency translation loss	—	—	—	—	(5,890)	(5,890)
Balance at June 30, 2022	43,884	$439	$473,019	$(230,969)	$(36,167)	$206,322

	Common Stock			Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital			Total
Balance at December 31, 2020	42,686	$427	$493,332	$(205,875)	$(33,732)	$254,152
Net loss	—	—	—	(10,304)	—	(10,304)
Dividends accrued for preferred stock	—	—	(16,740)	—	—	(16,740)
Shares issued for option exercises	6	—	48	—	—	48
Share-based compensation expense	394	4	1,982	—	—	1,986
Restricted shares forgiven for taxes	(52)	(1)	(362)	—	—	(363)
Change in estimate of share-based award vesting	—	—	(337)	—	—	(337)
Reclassification of interest rate swap settlement to net loss, net of tax of $861	—	—	—	—	2,851	2,851
Foreign currency translation gain	—	—	—	—	1,062	1,062
Balance at June 30, 2021	43,034	$430	$477,923	$(216,179)	$(29,819)	$232,355
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(11,869)	$(10,304)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,769	23,255
Amortization of debt issuance costs and discount	662	718
Loss on extinguishment of debt and write-off of debt issuance costs	—	2,390
Total derivative loss (gain), net of cash settlements	(3,237)	3,973
Share of net income from joint venture, net of cash dividends received	1,515	(2,614)
Compensation expense from issuance of share-based awards	3,555	1,649
Deferred income taxes	94	(3,050)
Other	(2,763)	(1,154)
Changes in operating assets and liabilities:
Accounts receivable	(13,264)	2,685
Inventories	(10,586)	(12,052)
Accounts payable	11,960	9,441
Income taxes receivable and payable, net	(475)	(6,326)
Other	(905)	(2,713)
Net cash provided by (used in) operating activities	(2,544)	5,898
Cash flows from investing activities
Acquisition of property, plant and equipment	(9,703)	(11,015)
Proceeds from sale of property, plant, and equipment	422	74
Cash paid for post-closing adjustments on sale of business	—	(3,880)
Cash settlements of interest rate swap	—	(15,420)
Net cash used in investing activities	(9,281)	(30,241)
Cash flows from financing activities
Cash paid for debt issuance costs	—	(6,981)
Dividends paid	—	—
Proceeds from issuance of preferred stock	—	61,793
Redemption of preferred stock	—	(122,434)
Proceeds from long-term debt	20,000	156,000
Repayments of long-term debt	(19,482)	(77,442)
Repayments of short-term debt, net	—	(1,321)
Other	(1,528)	(2,685)
Net cash provided by (used in) financing activities	(1,010)	6,930
Effect of exchange rate changes on cash flows	(635)	818
Net change in cash and cash equivalents	(13,470)	(16,595)
Cash and cash equivalents at beginning of period	28,656	48,138
Cash and cash equivalents at end of period	$15,186	$31,543
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2022
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
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited. The Condensed Consolidated Balance Sheet as of December 31, 2021, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2022. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three and six months ended June 30, 2022 and 2021; financial position as of June 30, 2022 and December 31, 2021; and cash flows for the six months ended June 30, 2022 and 2021, on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly the Company’s financial position and operating results for the interim periods. Certain prior period amounts have been reclassified to conform to the current year’s presentation.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the unaudited condensed consolidated financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2021 Annual Report. The results for the three and six months ended June 30, 2022, are not necessarily indicative of results for the year ending December 31, 2022, or any other future periods.
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
In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, ASU 2021-04 requires the issuer to treat a modification of an equity-classified warrant as an exchange of the original warrant. The difference between the fair value of the modified warrant and the fair value of the warrant immediately before modification is then recognized as an issuance cost or discount of the related transaction. Since we do not have any equity-classified written call options that would be subject to this guidance, the adoption of ASU 2021-04 did not have any impact on our consolidated financial statements and related disclosures during the six months ended June 30, 2022.
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
The following tables present results of operations by reportable segment.

	Mobile Solutions	Power Solutions	Corporate and Consolidations		Total
Three Months Ended June 30, 2022
Net sales	$73,350	$52,049	$(37)	(a)	$125,362
Income (loss) from operations	1,729	1,430	(7,673)		(4,514)
Interest expense					(3,488)
Other					67
Loss from operations before income taxes and share of net income from joint venture					$(7,935)
Three Months Ended June 30, 2021
Net sales	$73,886	$49,271	$—		$123,157
Income (loss) from operations	2,509	2,875	(6,972)		(1,588)
Interest expense					(3,573)
Other					(1,680)
Loss from operations before income taxes and share of net income from joint venture					$(6,841)

	Mobile Solutions	Power Solutions	Corporate and Consolidations		Total
Six Months Ended June 30, 2022
Net sales	$149,420	$104,060	$(51)	(a)	$253,429
Income (loss) from operations	3,698	1,794	(13,426)		(7,934)
Interest expense					(6,927)
Other					3,063
Loss from operations before income taxes and share of net income from joint venture					$(11,798)
Six Months Ended June 30, 2021
Net sales	$151,662	$98,346	$(47)	(a)	$249,961
Income (loss) from operations	8,599	5,307	(14,516)		(610)
Interest expense					(5,597)
Other					(7,698)
Loss from operations before income taxes and share of net income from joint venture					$(13,905)
_______________________________
(a)Includes elimination of intersegment transactions occurring during the ordinary course of business.

Note 3. Inventories
Inventories are comprised of the following amounts:

	June 30, 2022	December 31, 2021
Raw materials	$32,305	$27,221
Work in process	29,653	24,960
Finished goods	22,768	22,846
Total inventories	$84,726	$75,027

Note 4. Intangible Assets, Net
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2021	$25,709	$63,009	$88,718
Amortization	(1,677)	(5,496)	(7,173)
Balance as of June 30, 2022	$24,032	$57,513	$81,545
Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. At June 30, 2022, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The decline in market capitalization was a triggering event that caused us to perform an impairment analysis on our long-lived assets as of June 30, 2022. Based on our analysis, the carrying values of the long-lived assets were recoverable and no impairment charge was recorded during the six months ended June 30, 2022.

Note 5. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2021	$34,045
Share of earnings	2,511
Dividends paid by joint venture	(4,026)
Foreign currency translation loss	(1,655)
Balance as of June 30, 2022	$30,875

Note 6. Income Taxes
Our effective tax rate was (13.2)% and (21.9)% for the three and six months ended June 30, 2022, respectively, and 3.4% and 7.1% for the three and six months ended June 30, 2021, respectively. The effective tax rate for the three and six months ended June 30, 2022 differs from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. In addition, the effective tax rate was unfavorably impacted by U.S. tax on the earnings of foreign subsidiaries under the global intangible low-taxed income regime.

Note 7. Debt
On March 22, 2021, we entered into a new $150.0 million term loan facility (the “Term Loan Facility”) and a new $50.0 million asset backed credit facility (the “ABL Facility”). The following table presents debt balances as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Term Loan Facility	$148,125	$148,875
ABL Facility	2,000	—
International lines of credit and other loans	9,306	10,930
Total principal	159,431	159,805
Less-current maturities of long-term debt	3,139	3,074
Principal, net of current portion	156,292	156,731
Less-unamortized debt issuance costs and discount (1)	4,975	5,679
Long-term debt, net of current portion	$151,317	$151,052
_______________________________
(1) In addition to this amount, costs of $0.6 million and $0.7 million related to the ABL Facility were recorded in other non-current assets as of June 30, 2022 and December 31, 2021, respectively.

Term Loan Facility
Outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month LIBOR (subject to a 1.000% floor) plus an applicable margin of 6.875% or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. At June 30, 2022, the Term Loan Facility bore interest, based on one-month LIBOR, at 8.541%. We have an interest rate swap that changes the one-month LIBOR to a fixed rate of 1.291% on $60.0 million of the outstanding balance of the Term Loan Facility.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all assets other than accounts receivable and inventory and has a second lien on accounts receivable and inventory. On March 3, 2022, we amended our Term Loan Facility, which increases the quarterly maximum consolidated net leverage ratio. We were in compliance with all requirements under the Term Loan Facility as of June 30, 2022.
The Term Loan Facility was issued at a $3.8 million discount and we capitalized an additional $2.8 million in new debt issuance costs. These costs are recorded as a direct reduction to the carrying amount of the associated long-term debt and amortized over the term of the debt.
ABL Facility
The ABL Facility provides for a senior secured revolving credit facility in the amount of $50.0 million, of which $30.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the ABL Facility bear interest on a variable rate structure plus an interest rate spread that is based on the average amount of aggregate revolving commitment available. The variable borrowing rate is either 1) LIBOR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We may elect whether to use one-month, three-month, or six-month LIBOR, subject to a 0.50% floor. Interest payments are due monthly on borrowings that utilize one-month LIBOR and quarterly on borrowings that utilize three-month or six-month LIBOR. At June 30, 2022, using one-month LIBOR plus a 1.75% spread, the weighted average interest rate on outstanding borrowings under the ABL Facility was 3.00%. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility and a 1.875% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is March 22, 2026.
As of June 30, 2022, we had $2.0 million of outstanding borrowings under the ABL Facility, $11.1 million of outstanding letters of credit, and $36.9 million available for future borrowings under the ABL Facility. The ABL Facility has a first lien on accounts receivable and inventory. We were in compliance with all requirements under the ABL Facility as of June 30, 2022.

Note 8. Leases
The following table contains supplemental cash flow information related to leases.

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$172	$113
Operating cash flows used in operating leases	7,543	7,221
Financing cash flows used in finance leases	1,440	2,370
Right-of-use assets obtained in exchange for new finance lease liabilities	395	636
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	2,178	—
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
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter. Accordingly, we do not expect to incur a loss related to this matter even in the event of an unfavorable decision and, therefore, have not accrued an amount for the remaining matters as of June 30, 2022.
Securities Offering Matter
As previously disclosed, Erie County Employees’ Retirement System, on behalf of a purported class of plaintiffs, filed a complaint in the Supreme Court of the State of New York, County of New York against us, certain of our current and former officers and directors, and each of the underwriters involved in our public offering and sale of 14.4 million shares of our common stock pursuant to a preliminary prospectus supplement, dated September 10, 2018, a final prospectus supplement, dated September 13, 2018, and a base prospectus, dated April 19, 2017, relating to our effective shelf registration statement on Form S-3 (File No. 333-216737) (the “Offering”). The amended complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 in connection with the Offering.
On July 25, 2022, the parties filed a Stipulation of Settlement, which is subject to court approval, to settle the securities offering action. Under the terms of the Stipulation of Settlement, the Company and/or its insurance carrier will make a cash payment to the plaintiff in the amount $9.5 million (the “Settlement Amount”), in exchange for which the Company and the other named defendants will be released from all claims related to the securities offering action. As of June 30, 2022, we have previously paid covered expenses totaling $1.0 million meeting our directors' and officers' retention requirement and therefore the Settlement Amount will be covered and paid by our directors' and officers' insurance carrier.
Other Legal Matters
On April 25, 2022, we reached an agreement to settle breach of contract claims brought by a former customer regarding the sale of products by us in 2016. Under the agreement, we will pay $1.8 million to the customer in specified installments through July 2023. The $1.8 million settlement is included in the Other operating expense (income), net line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
As of June 30, 2022, the carrying value of the Series D Preferred Stock shares was $59.0 million, which included $12.3 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value during the six months ended June 30, 2022.

Six Months Ended June 30, 2022
Beginning balance	$53,807
Accrual of in-kind dividends	4,348
Amortization	848
Ending balance	$59,003

Note 11. Revenue from Contracts with Customers
Revenue is recognized when control of the good or service is transferred to the customer either at a point in time or, in limited circumstances, as our services are rendered over time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or services. During the six months ended June 30, 2022, we received equipment from a customer as part of the selling price of goods transferred. This noncash consideration was recognized as revenue equal to the fair value of the equipment received.

The following tables summarize revenue by customer geographical region.

	Three Months Ended June 30, 2022
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$35,954	$40,377	$(37)	$76,294
China	8,764	1,233	—	9,997
Brazil	11,293	312	—	11,605
Mexico	8,087	4,358	—	12,445
Germany	1,121	73	—	1,194
Poland	1,158	1	—	1,159
Other	6,973	5,695	—	12,668
Total net sales	$73,350	$52,049	$(37)	$125,362

	Three Months Ended June 30, 2021
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$35,284	$39,424	$—	$74,708
China	13,219	1,282	—	14,501
Brazil	9,985	343	—	10,328
Mexico	4,829	4,349	—	9,178
Germany	1,369	96	—	1,465
Poland	904	3	—	907
Other	8,296	3,774	—	12,070
Total net sales	$73,886	$49,271	$—	$123,157

	Six Months Ended June 30, 2022
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$73,764	$80,863	$(51)	$154,576
China	21,316	2,477	—	23,793
Brazil	22,013	657	—	22,670
Mexico	13,151	9,099	—	22,250
Germany	2,404	135	—	2,539
Poland	2,498	5	—	2,503
Other	14,274	10,824	—	25,098
Total net sales	$149,420	$104,060	$(51)	$253,429

	Six Months Ended June 30, 2021
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$72,722	$79,230	$(47)	$151,905
China	27,633	2,788	—	30,421
Brazil	19,653	535	—	20,188
Mexico	9,844	7,746	—	17,590
Germany	3,136	260	—	3,396
Poland	2,084	7	—	2,091
Other	16,590	7,780	—	24,370
Total net sales	$151,662	$98,346	$(47)	$249,961

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

	Three Months Ended June 30, 2022
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$48,850	$9,728	$—	$58,578
General Industrial	20,532	16,640	—	37,172
Residential/Commercial Electrical	—	18,757	—	18,757
Other	3,968	6,924	(37)	10,855
Total net sales	$73,350	$52,049	$(37)	$125,362

	Three Months Ended June 30, 2021
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$46,247	$9,657	$—	$55,904
General Industrial	24,449	15,057	—	39,506
Residential/Commercial Electrical	—	16,219	—	16,219
Other	3,190	8,338	—	11,528
Total net sales	$73,886	$49,271	$—	$123,157

	Six Months Ended June 30, 2022
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$99,446	$19,806	$—	$119,252
General Industrial	42,337	32,975	—	75,312
Residential/Commercial Electrical	—	35,956	—	35,956
Other	7,637	15,323	(51)	22,909
Total net sales	$149,420	$104,060	$(51)	$253,429

	Six Months Ended June 30, 2021
	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$96,391	$20,082	$—	$116,473
General Industrial	48,759	30,431	—	79,190
Residential/Commercial Electrical	—	31,573	—	31,573
Other	6,512	16,260	(47)	22,725
Total net sales	$151,662	$98,346	$(47)	$249,961
Deferred Revenue
Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. The balance of deferred revenue was $0.6 million and $0.5 million as of June 30, 2022 and December 31, 2021, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the six months ended June 30, 2022 included $0.5 million that was included in deferred revenue as of December 31, 2021.

Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2022, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.

Note 12. Share-Based Compensation
The following table lists the components of share-based compensation expense by type of award, which is recognized in the “Selling, general, and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$31	$59	$87	$148
Restricted stock	2,158	591	2,762	1,139
Performance share units	417	450	706	699
Change in estimate of share-based award vesting (1)	—	(337)	—	(337)
Share-based compensation expense	$2,606	$763	$3,555	$1,649
_______________________________
(1)Amounts reflect the decrease in share-based compensation expense based on the change in estimate of the probability of vesting of share-based awards.
Stock Options
The following table presents stock option activity for the six months ended June 30, 2022.

	Number of Options (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	621	$12.24
Expired	(79)	9.71
Outstanding at June 30, 2022	542	$12.61	4.1 years	$—	(1)
Exercisable at June 30, 2022	515	$12.77	3.9 years	$—	(1)
_______________________________
(1)The aggregate intrinsic value is the sum of intrinsic values for each exercisable individual option grant. The intrinsic value is the amount by which the closing market price of our stock at June 30, 2022, was greater than the exercise price of any individual option grant.

Restricted Stock
During the six months ended June 30, 2022, we granted 897,000 shares of restricted stock to non-executive directors, officers and certain other key employees under the NN, Inc. 2019 Omnibus Incentive Plan (“2019 Omnibus Plan”). The shares of restricted stock granted during the six months ended June 30, 2022, vest pro-rata generally over three years for employees and over one year for non-executive directors. We determined the fair value of the shares awarded by using the closing price of our common stock as of the date of grant. The weighted average grant date fair value of restricted stock granted in the six months ended June 30, 2022, was $3.31 per share. Total grant date fair value of restricted stock that vested in the six months ended June 30, 2022, was $2.1 million.

The following table presents the status of unvested restricted stock awards as of June 30, 2022 and changes during the six months then ended.

	Nonvested Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Unvested at January 1, 2022	469	$7.28
Granted	897	3.31
Vested	(291)	7.05
Forfeited	(9)	4.73
Unvested at June 30, 2022	1,066	$4.02

Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. Some PSUs are based on total shareholder return (“TSR Awards”), and other PSUs are based on return on invested capital (“ROIC Awards”). TSR Awards granted in 2022 were made pursuant to the 2019 Omnibus Plan and a Performance Share Unit Agreement (the “2019 Omnibus Agreement”). ROIC Awards granted in 2022 were made pursuant to the NN, Inc. 2022 Omnibus Incentive Plan and a Performance Share Unit Agreement.
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
The following table presents the goals with respect to PSUs granted in 2022.

	Threshold Performance (25% of Shares)	Target Performance (100% of Shares)	Maximum Performance (150% of Shares)
TSR Awards	25th Percentile	55th Percentile	75th Percentile

	Threshold Performance (50% of Shares)	Target Performance (100% of Shares)	Maximum Performance (150% of Shares)
ROIC Awards	6.4%	8.6%	10.0%
We estimate the grant date fair value of TSR Awards using the Monte Carlo simulation model, as the total shareholder return metric is considered a market condition under ASC Topic 718, Compensation – stock compensation. The grant date fair value of ROIC Awards is based on the closing price of a share of our common stock on the date of grant.

The following table presents the status of unvested PSUs as of June 30, 2022 and changes during the six months then ended.

	Nonvested TSR Awards		Nonvested ROIC Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2022	194	$9.59	228	$8.14
Granted	382	2.53	408	2.62
Nonvested at June 30, 2022	576	$4.90	636	$4.60

Note 13. Accumulated Other Comprehensive Income
The following tables present the components of accumulated other comprehensive income (loss) (“AOCI”).

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance at March 31, 2022	$(29,416)	$1,698	$(363)	$(28,081)
Other comprehensive income (loss) before reclassifications	(8,490)	471	(98)	(8,117)
Amounts reclassified from AOCI to interest expense (2)	—	38	(7)	31
Net other comprehensive income (loss)	(8,490)	509	(105)	(8,086)
Balance at June 30, 2022	$(37,906)	$2,207	$(468)	$(36,167)

Balance at March 31, 2021	$(34,228)	$—	$—	$(34,228)
Net other comprehensive income (loss)	4,409	—	—	4,409
Balance at June 30, 2021	$(29,819)	$—	$—	$(29,819)

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance at December 31, 2021	$(32,016)	$151	$(37)	$(31,902)
Other comprehensive income (loss) before reclassifications	(5,890)	1,974	(414)	(4,330)
Amounts reclassified from AOCI to interest expense (2)	—	82	(17)	65
Net other comprehensive income (loss)	(5,890)	2,056	(431)	(4,265)
Balance at June 30, 2022	$(37,906)	$2,207	$(468)	$(36,167)

Balance at December 31, 2020	$(30,881)	$(3,712)	$861	$(33,732)
Other comprehensive income (loss) before reclassifications	1,062	—	—	1,062
Amounts reclassified from AOCI to loss on interest rate swap (3)	—	3,712	(861)	2,851
Net other comprehensive income (loss)	1,062	3,712	(861)	3,913
Balance at June 30, 2021	$(29,819)	$—	$—	$(29,819)
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
The following table summarizes the computation of basic and diluted net loss per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(8,567)	$(5,391)	$(11,869)	$(10,304)
Less: Preferred stock cumulative dividends and deemed dividends	(2,658)	(2,211)	(5,196)	(16,740)
Numerator for basic and diluted undistributed net loss per common share (1)	$(11,225)	$(7,602)	$(17,065)	$(27,044)

Denominator:
Weighted average common shares outstanding	43,885	43,067	43,599	42,952
Adjustment for unvested restricted common stock	(1,070)	(524)	(844)	(450)
Adjustment for 2021 Warrants outstanding (2)	1,893	1,897	1,894	1,059
Shares used to calculate net loss per share, basic and diluted	44,708	44,440	44,649	43,561

Per common share net loss:
Basic and diluted net loss per common share	$(0.25)	$(0.17)	$(0.38)	$(0.62)
Cash dividends declared per common share	$—	$—	$—	$—
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options	546	825	573	843
2019 Warrants	1,500	1,500	1,500	1,500
	2,046	2,325	2,073	2,343
We have elected to allocate undistributed income to participating securities based on year-to-date results. As there was no undistributed income for the six months ended June 30, 2022, no such allocation was necessary. In addition, given the undistributed loss in the three and six months ended June 30, 2022 and 2021, options and the 2019 Warrants are considered anti-dilutive and were excluded from the calculation of diluted net loss per share. Stock options excluded from the calculations of diluted net loss per share had a per share exercise price ranging from $7.93 to $25.16 for the three months ended June 30, 2022, and $7.93 to $25.16 for three months ended June 30, 2021. Stock options excluded from the calculations of diluted net loss per share had a per share exercise price ranging from $7.93 to $25.16 for the six months ended June 30, 2022, and $7.93 to $25.16 for six months ended June 30, 2021. The 2019 Warrants excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2022 and 2021, had a per share exercise price of $11.49.

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
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and long-term debt. As of June 30, 2022, the carrying values of these financial instruments approximated fair value.
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
The following tables show the liabilities measured at fair value for the Preferred Stock derivatives as of June 30, 2022 and December 31, 2021.

	Fair Value Measurements as of June 30, 2022
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	4,788	—	199

	Fair Value Measurements as of December 31, 2021
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	7,771	—	453

The following table presents the change in the Preferred Stock derivatives during the six months ended June 30, 2022.

Six Months Ended June 30, 2022
Beginning balance	$8,224
Change in fair value (1)	(3,237)
Ending balance	$4,987
_______________________________
(1) Changes in the fair value are recognized in the “Other expense (income), net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The fair value of the change-in-control put feature utilizes unobservable inputs based on the Company’s assessment of the probability of a change-in-control event occurring in a future period. The probability of a change-in-control event ranged from 3% to 10% as of June 30, 2022.
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods. The probabilities resulted in a weighted average term of 2.9 years as of June 30, 2022, and 3.6 years as of December 31, 2021.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense (1)	$38	$—	$82	$—
Derivative payments on interest rate swap (2)	—	—	—	1,717
Loss on interest rate swap (2)	—	—	—	2,033
_______________________________
(1) Represents settlements on the interest rate swaps while the hedges are effective.

(2) Represents settlements and changes in fair value on the 2019 Swap.
The following tables present the assets and liabilities measured at fair value on a recurring basis for the interest rate swaps as of June 30, 2022 and December 31, 2021.

	Fair Value Measurements as of June 30, 2022
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset - other current assets	$—	$1,078	$—
Derivative asset - other non-current assets	—	1,133	—
Total	$—	$2,211	$—

	Fair Value Measurements as of December 31, 2021
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset - other non-current assets	$—	$284	$—
Derivative liability - other current liabilities	—	(129)	—
Total	$—	$155	$—
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
Fixed Rate Debt
The fair value of our outstanding fixed-rate debt included in the “International lines of credit and other loans” line item within Note 7 to these Notes to Condensed Consolidated Financial Statements approximated carrying value as of June 30, 2022 and December 31, 2021, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The carrying value of this fixed-rate debt was $9.3 million and $10.9 million as of June 30, 2022 and December 31, 2021, respectively.

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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to NN, Inc., based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of management’s control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector; the impacts of the COVID-19 pandemic on our financial condition, business operations and liquidity; competitive influences; risks that current customers will commence or increase captive production; risks of capacity underutilization; quality issues; material changes in the costs and availability of raw materials; economic, social, political and geopolitical instability, currency fluctuation, and other risks of doing business outside of the United States; inflationary pressures and changes in the cost or availability of materials, supply chain shortages and disruptions, and the availability of labor; our dependence on certain major customers, some of whom are not parties to long-term agreements (and/or are terminable on short notice); the impact of acquisitions and divestitures; the level of our indebtedness; the restrictions contained in our debt agreements; our ability to obtain financing at favorable rates, if at all, and to refinance existing debt as it matures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; the impact of climate change on our operations; cyber liability or potential liability for breaches of our or our service providers’ information technology systems or business operations disruptions; and other risk factors and cautionary statements listed from time-to-time in our periodic reports filed with the Securities and Exchange Commission. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements included herein or therein to reflect future events or developments.
For additional information concerning such risk factors and cautionary statements, please see the sections titled “Item 1A. Risk Factors” in the 2021 Annual Report and this Quarterly Report.
Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the six months ended June 30, 2022, that management believes are important to provide an understanding of the business and results of operations or that may influence operations in the future.
Global COVID-19 Pandemic
The COVID-19 pandemic continues to impact our business operations and our customers' and suppliers' ability to operate at normal levels. Disruptions in normal operating levels continue to create supply chain disruptions and inflationary cost pressures within our end-markets. We anticipate supply chain constraints and the inflationary environment will continue during 2022.
The spread of COVID-19 and the responses thereto have created, and could continue to create, a disruption in the manufacturing, delivery, and overall supply chain of automobile manufacturers and suppliers, as well as disruption within the power industry. During the first half of 2022, production continued to be impacted by disruptions of global supply chains, which have caused challenges in obtaining raw materials we use in the manufacture of some of our products. In addition, power shortages in China have resulted in widespread blackouts, often without any or little notice. These blackouts caused us and other manufacturers in the region to shut down production until power was restored. Supply chain and COVID-19 related disruptions are expected to continue during 2022.
Inflation triggered by the unprecedented economic impact of the COVID-19 pandemic and current geopolitical instability has increased our manufacturing costs, particularly labor and materials, in 2022 and is expected to continue into future periods.

We have undertaken a number of permanent and temporary actions to manage the evolving situation. We continue to streamline facilities and implement cost savings initiatives. Capital expenditures and travel costs remain at relatively low levels.
We are focused on the health and safety of our employees, customers, and suppliers and have implemented processes to ensure a safe environment for our employees and any visitors to our facilities, including providing personal protective equipment and establishing social distancing protocols.
These processes include recommendations based on guidelines from the Centers for Disease Control and Prevention and the World Health Organization. The health and safety of our employees remains our top priority. While we are actively promoting vaccination among our employees, vaccination status may affect workforce availability ranging from absences for vaccinations, booster shots, and recovery from side-effects. We have implemented training and recruiting programs to address labor shortages, but, significant workforce availability challenges could have a material effect on our business operations, financial results, liquidity, and financial position.
COVID-19 and its impacts are unprecedented and continuously evolving, and the long-term impacts to our business, financial condition, results of operations and cash flows are still uncertain.

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021
Consolidated Results

	Three Months Ended June 30,
	2022	2021	$ Change
Net sales	$125,362	$123,157	$2,205
Organic growth				$2,700
Foreign exchange effects				$(495)
Cost of sales (exclusive of depreciation and amortization shown separately below)	103,889	99,797	$4,092
Selling, general, and administrative expense	14,794	13,585	1,209
Depreciation and amortization	11,340	11,687	(347)
Other operating income, net	(147)	(324)	177
Loss from operations	(4,514)	(1,588)	(2,926)
Interest expense	3,488	3,573	(85)
Other expense (income), net	(67)	1,680	(1,747)
Loss before benefit (provision) for income taxes and share of net income from joint venture	(7,935)	(6,841)	(1,094)
Benefit (provision) for income taxes	(1,051)	231	(1,282)
Share of net income from joint venture	419	1,219	(800)
Net loss	$(8,567)	$(5,391)	$(3,176)
Net Sales. Net sales increased by $2.2 million, or 1.8%, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to increased pricing to recover certain inflationary costs and underutilized fixed costs caused by lower-than-expected customer demand. These increases were partially offset by lower demand in Mobile Solutions which was impacted by the war in Ukraine, COVID disruptions in China, continued supply chain disruptions and unfavorable foreign exchange effects of $0.5 million.
Cost of Sales. Cost of sales increased by $4.1 million, or 4.1%, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to inflationary costs, partially offset by lower sales volume.
Selling, General, and Administrative Expense. Selling, general, and administrative expense increased by $1.2 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to legal fees related to litigation, higher stock compensation expense and higher professional fees. These increases were partially offset by the reduction in severance and retention costs incurred in the prior year.

Interest Expense.  Interest expense decreased by $0.1 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to a higher amount of interest expense that was capitalized in the current quarter compared with the second quarter of 2021.

	Three Months Ended June 30,
	2022	2021
Interest on debt	$3,109	$3,110
Interest rate swap settlements	38	—
Amortization of debt issuance costs and discount	330	313
Capitalized interest	(175)	(80)
Other	186	230
Total interest expense	$3,488	$3,573
Other Expense, Net. Other expense (income), net changed favorably by $1.7 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due to noncash derivative mark-to-market gains during 2022 and the impact of a litigation settlement reached during the second quarter of 2021. These impacts were partially offset by unfavorable foreign exchange effects associated with intercompany borrowings.
Benefit (Provision) For Income Taxes. Our effective tax rate was (13.2)% for the three months ended June 30, 2022, compared to 3.4% for the three months ended June 30, 2021. The rate for the three months ended June 30, 2022 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized.
Share of Net Income from Joint Venture. Share of net income from the JV decreased during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to decreased profits resulting from lower sales and inflationary costs in the current quarter. The JV, in which we own a 49% investment, recognized net sales of $22.9 million and $22.3 million for the three months ended June 30, 2022 and 2021, respectively.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended June 30,
	2022	2021	$ Change
Net sales	$73,350	$73,886	$(536)
Organic decline				$(75)
Foreign exchange effects				(461)
Income from operations	$1,729	$2,509	$(780)
Net sales decreased by $0.5 million, or (0.7)%, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to lower sales of diesel components due to lower European demand which is impacted by the war in Ukraine, pandemic interruptions in China, lost sales associated with certain fuel systems reaching end of production, and unfavorable foreign exchange effects of $0.5 million. These unfavorable impacts were partially offset by increased pricing to recover certain inflationary costs and underutilized fixed costs caused by lower-than-expected customer demand.
Income from operations decreased by $0.8 million during the three months ended June 30, 2022, compared to the same period in the prior year, primarily due to inflationary costs not fully recovered in customer pricing and variable cost inefficiencies associated with supply chain interruptions, uneven customer ordering patterns, and labor constraints caused by pandemic interruptions.

POWER SOLUTIONS

	Three Months Ended June 30,
	2022	2021	$ Change
Net sales	$52,049	$49,271	$2,778
Organic growth				$2,812
Foreign exchange effects				(34)
Income from operations	$1,430	$2,875	$(1,445)
Net sales increased by $2.8 million, or 5.6%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in sales was the result of increased electric component sales, which were up 15.6% compared with the second quarter of 2021, primarily due to higher customer pricing to recover inflationary costs and improved volume, offset by lower sales to automotive and aerospace and defense customers.
Income from operations decreased by $1.4 million during the three months ended June 30, 2022 compared to the same period in the prior year, primarily due to inflationary costs which were not fully recovered from pricing, variable cost inefficiencies associated with supply chain interruptions and uneven customer ordering patterns.
Six Months Ended June 30, 2022, compared to the Six Months Ended June 30, 2021
Consolidated Results

	Six Months Ended June 30,
	2022	2021	$ Change
Net sales	$253,429	$249,961	$3,468
Organic growth				$3,804
Foreign exchange effects				$(336)
Cost of sales (exclusive of depreciation and amortization shown separately below)	208,467	199,485	$8,982
Selling, general, and administrative expense	28,248	28,160	88
Depreciation and amortization	22,769	23,255	(486)
Other operating expense (income), net	1,879	(329)	2,208
Loss from operations	(7,934)	(610)	(7,324)
Interest expense	6,927	5,597	1,330
Loss on extinguishment of debt and write-off of debt issuance costs	—	2,390	(2,390)
Derivative payments on interest rate swap	—	1,717	(1,717)
Loss on interest rate swap	—	2,033	(2,033)
Other expense (income), net	(3,063)	1,558	(4,621)
Loss before benefit (provision) for income taxes and share of net income from joint venture	(11,798)	(13,905)	2,107
Benefit (provision) for income taxes	(2,582)	987	(3,569)
Share of net income from joint venture	2,511	2,614	(103)
Net loss	$(11,869)	$(10,304)	$(1,565)
Net Sales. Net sales increased by $3.5 million, or 1.4%, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to increased pricing to recover certain inflationary costs and underutilized fixed costs caused by lower-than-expected customer demand. These increases were partially offset by lower demand in Mobile Solutions which was impacted by the war in Ukraine, COVID disruptions in China, continued supply chain disruptions and unfavorable foreign exchange effects $0.3 million.
Cost of Sales.  Cost of sales increased by $9.0 million, or 4.5%, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to inflationary costs, partially offset by lower sales volume.
Selling, General, and Administrative Expense.  Selling, general, and administrative expense increased by $0.1 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to legal fees related to litigation, higher stock compensation expense and higher professional fees. These increases were partially offset by the reduction in severance and retention costs incurred in the prior year.

Other Operating Expense (Income), Net. Other operating expense (income), net changed unfavorably by $2.2 million primarily due to a legal settlement reached during the first quarter of 2022.
Interest Expense.  Interest expense increased by $1.3 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to higher interest rates and a larger average debt balance as a result of the credit facility and preferred stock refinance during the first quarter of 2021.

	Six Months Ended June 30,
	2022	2021
Interest on debt	$6,180	$4,549
Interest rate swap settlements	82	—
Amortization of debt issuance costs and discount	662	718
Capitalized interest	(300)	(111)
Other	303	441
Total interest expense	$6,927	$5,597
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
Other Expense (Income), Net. Other expense (income), net changed favorably by $4.6 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due to noncash derivative mark-to-market gains during 2022 and the impact of a litigation settlement reached during the second quarter of 2021.
Benefit (Provision) for Income Taxes. Our effective tax rate was (21.9)% for the six months ended June 30, 2022, compared to 7.1% for the six months ended June 30, 2021. The rate for the six months ended June 30, 2022 was unfavorably impacted by the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. The rate for the six months ended June 30, 2021 was favorably impacted by the change in assertion and reduction in the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries.
Share of Net Income from Joint Venture. Share of net income from the JV decreased during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to decreased profits resulting from inflationary costs partially offset by higher sales volume. The JV, in which we own a 49% investment, recognized net sales of $49.4 million and $45.7 million for the six months ended June 30, 2022 and 2021, respectively.
Results by Segment
MOBILE SOLUTIONS

	Six Months Ended June 30,
	2022	2021	$ Change
Net sales	$149,420	$151,662	$(2,242)
Organic decline				$(1,940)
Foreign exchange effects				(302)
Income from operations	$3,698	$8,599	$(4,901)
Net sales decreased by $2.2 million, or (1.5)%, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to lower sales of diesel components due to lower European demand which was impacted by the war in Ukraine, pandemic interruptions in China, lost sales associated with certain fuel systems reaching end of production, and unfavorable foreign exchange effects of $0.3 million. These unfavorable impacts were partially offset by increased pricing to recover certain inflationary costs and underutilized fixed costs caused by lower-than-expected customer demand.
Income from operations decreased by $4.9 million during the six months ended June 30, 2022 compared to the same period in the prior year, primarily due to inflationary costs not fully recovered in customer pricing and variable cost inefficiencies associated with supply chain interruptions, uneven customer ordering patterns, and labor constraints caused by pandemic interruptions.
POWER SOLUTIONS

	Six Months Ended June 30,
	2022	2021	$ Change
Net sales	$104,060	$98,346	$5,714
Organic growth				$5,748
Foreign exchange effects				(34)
Income from operations	$1,794	$5,307	$(3,513)
Net sales increased by $5.7 million, or 5.8%, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to higher customer pricing to recover inflationary costs.
Income from operations decreased by $3.5 million during the six months ended June 30, 2022 compared to the same period in the prior year, primarily due to a $1.8 million litigation settlement to settle claims from 2016, inflationary costs which were not fully recovered from pricing, variable cost inefficiencies associated with supply chain interruptions, uneven customer ordering patterns, and labor constraints caused by pandemic interruptions.
Changes in Financial Condition from December 31, 2021 to June 30, 2022
Overview
From December 31, 2021 to June 30, 2022, total assets decreased by $5.9 million primarily due to normal depreciation and amortization of fixed assets, lease right-of-use assets, and intangible assets. These decreases were partially offset by increases in accounts receivable and inventories during the six months ended June 30, 2022. The increase in accounts receivable is due to higher sales during the end of the current quarter compared with the end of the fourth quarter of 2021. The value of inventory increased due to higher material costs as well as higher quantities to maintain customer safety stock due to ongoing supply chain interruptions, especially in China.
From December 31, 2021 to June 30, 2022, total liabilities increased by $6.7 million, primarily due to increases in accounts payable attributed to higher inventory balances at June 30, 2022.
Working capital, which consists of current assets less current liabilities, was $122.3 million as of June 30, 2022 and December 31, 2021. The balance of working capital remained constant as an increase in accounts receivable and inventory was offset by an increase in accounts payable and other current liabilities.
Cash Flows
Cash used in operations was $2.5 million for the six months ended June 30, 2022, compared with cash provided by operations of $5.9 million for the six months ended June 30, 2021. The difference was primarily due to an increase in accounts receivable related to higher sales during the current quarter compared with the fourth quarter of 2021.
Cash used in investing activities was $9.3 million for the six months ended June 30, 2022, compared with cash used in investing activities of $30.2 million for the six months ended June 30, 2021. The difference was primarily due to cash paid to settle the interest rate swap in the first quarter of 2021.
Cash used in financing activities was $1.0 million for the six months ended June 30, 2022, compared with cash provided by financing activities of $6.9 million for the six months ended June 30, 2021. The difference was primarily due to the debt and preferred stock refinancing in the first quarter of 2021.
Liquidity and Capital Resources
Credit Facilities
The principal amount outstanding under our Term Loan Facility as of June 30, 2022, was $148.1 million, without regard to unamortized debt issuance costs and discount. As of June 30, 2022, we had $36.9 million available for future borrowings under the ABL Facility. This amount of borrowing capacity is net of $2.0 million of outstanding borrowings and $11.1 million of outstanding letters of credit at June 30, 2022, which are considered as usage of the ABL Facility.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. Outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month LIBOR (subject to a 1.000% floor) plus an applicable margin of 6.875% or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Based on the interest rate in effect at June 30, 2022, and the fixed rate on the 2021 interest rate swap, annual interest payments would be approximately $12.4 million.
The ABL Facility bears interest on a variable rate structure with borrowings bearing interest at one-month LIBOR plus an applicable margin of 1.75%. The interest rate in effect at June 30, 2022, was 3.00%. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility.
We were in compliance with all requirements under our Term Loan Facility and ABL Facility as of June 30, 2022. Both credit facilities allow for optional expansion of available borrowings, subject to certain terms and conditions.
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
Critical Accounting Estimates
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2021 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2021 Annual Report. There have been no material changes to these policies during the six months ended June 30, 2022.

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
At June 30, 2022, we had $148.1 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month LIBOR would have resulted in a net increase in interest expense of $0.9 million on an annualized basis due to the fact that the Term Loan Facility is subject to a LIBOR floor of 1.00% and one-month LIBOR was below the floor as of June 30, 2022.
At June 30, 2022, using one-month LIBOR plus a 1.75% spread, the interest rate on the $2.0 million of outstanding borrowings under the ABL Facility was 3.00%.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We participate in various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. From time to time, we may use foreign currency derivatives to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency derivatives as of June 30, 2022.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our international operations and business, financial condition, and prospects may be adversely affected by the current military conflict between Russia and Ukraine, other future social and geopolitical instability and resulting domestic and foreign economic instability.
We are exposed to the risk of changes in social, geopolitical, legal, and economic conditions. The global economy has been, and may continue to be, negatively impacted by Russia’s invasion of Ukraine. As a result of Russia’s invasion of Ukraine, the United States, the European Union, the United Kingdom, and other G7 countries, among other countries, have imposed substantial financial and economic sanctions on certain industry sectors and parties in Russia. Broad restrictions on exports to Russia have also been imposed. These measures include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions limiting Russia’s ability to import various goods. The negative impacts arising from the conflict and these sanctions and export restrictions, including those imposed by Russia, may include reduced consumer demand, supply chain disruptions and increased costs for transportation, energy, and raw materials. Although none of our operations are physically located in Russia or Ukraine, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which may adversely affect our business, financial condition, results of operations and prospects. For example, the prices of oil and other commodities have increased significantly, and, in response to the sanctions imposed on Russia by Western countries, Russia has reduced the volume of natural gas it sends to European countries. As a result of of increased oil prices and Russia’s decision to reduce the volume of natural gas sold to European countries, utility costs in Europe have increased dramatically. Our facilities in Poland and France have been negatively impacted by rising energy costs, which could have a material, adverse effect on our European operations and our business as a whole.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made during the quarter ended June 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
April 2022	—	$—	—	—
May 2022	—	—	—	—
June 2022	671	2.85	—	—
Total	671	$2.85	—	—
_______________________________
(1)Shares were withheld to pay for tax obligations due upon the vesting of restricted stock held by certain employees granted under the 2019 Omnibus Plan. The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

10.1	2022 Omnibus Incentive Plan (incorporated by reference to Appendix A to NN, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 15, 2022)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Service

101.CAL	Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: August 5, 2022	/s/ Warren A. Veltman
Warren A. Veltman
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: August 5, 2022	/s/ Michael C. Felcher
Michael C. Felcher
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)