Form 10-Q
period 2022-09-30
NN INC
filed 2022-11-02
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2022, there were 43,869,135 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net sales	$127,297	$117,244	$380,726	$367,205
Cost of sales (exclusive of depreciation and amortization shown separately below)	108,033	98,642	316,500	298,127
Selling, general, and administrative expense	10,205	12,181	38,453	40,341
Depreciation and amortization	11,193	11,605	33,962	34,860
Other operating expense (income), net	(17)	(572)	1,862	(901)
Loss from operations	(2,117)	(4,612)	(10,051)	(5,222)
Interest expense	3,746	3,578	10,673	9,175
Loss on extinguishment of debt and write-off of debt issuance costs	—	—	—	2,390
Derivative payments on interest rate swap	—	—	—	1,717
Loss on interest rate swap	—	—	—	2,033
Other income, net	(1,156)	(4,346)	(4,219)	(2,788)
Loss before benefit (provision) for income taxes and share of net income from joint venture	(4,707)	(3,844)	(16,505)	(17,749)
Benefit (provision) for income taxes	1,068	(375)	(1,514)	612
Share of net income from joint venture	1,424	842	3,935	3,456
Net loss	$(2,215)	$(3,377)	$(14,084)	$(13,681)
Other comprehensive income (loss):
Foreign currency translation loss	$(7,653)	$(2,612)	$(13,543)	$(1,550)
Interest rate swap:
Change in fair value, net of tax	904	(176)	2,464	(176)
Reclassification adjustment for losses (gains) included in net loss, net of tax	(116)	22	(51)	2,873
Other comprehensive income (loss)	$(6,865)	$(2,766)	$(11,130)	$1,147
Comprehensive loss	$(9,080)	$(6,143)	$(25,214)	$(12,534)
Basic net loss per common share:
Net loss per common share	$(0.11)	$(0.13)	$(0.49)	$(0.75)
Weighted average common shares outstanding	44,711	44,455	44,670	43,862
Diluted net loss per common share:
Net loss per common share	$(0.11)	$(0.13)	$(0.49)	$(0.75)
Weighted average common shares outstanding	44,711	44,455	44,670	43,862

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$12,551	$28,656
Accounts receivable, net of allowances of $1,476 and $1,352 at September 30, 2022 and December 31, 2021, respectively	83,496	71,419
Inventories	84,172	75,027
Income tax receivable	11,104	11,808
Other current assets	12,768	9,372
Total current assets	204,091	196,282
Property, plant and equipment, net of accumulated depreciation of $214,254 and $197,936 at September 30, 2022 and December 31, 2021, respectively	195,084	209,105
Operating lease right-of-use assets	46,164	46,443
Intangible assets, net	77,958	88,718
Investment in joint venture	28,193	34,045
Deferred tax assets	375	314
Other non-current assets	5,750	4,194
Total assets	$557,615	$579,101
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,107	$36,710
Accrued salaries, wages and benefits	13,024	17,739
Income tax payable	902	2,072
Current maturities of long-term debt	3,150	3,074
Current portion of operating lease liabilities	5,033	5,704
Other current liabilities	11,351	8,718
Total current liabilities	78,567	74,017
Deferred tax liabilities	6,408	7,456
Long-term debt, net of current portion	154,351	151,052
Operating lease liabilities, net of current portion	51,102	51,295
Other non-current liabilities	10,635	17,289
Total liabilities	301,063	301,109
Commitments and contingencies (Note 9)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at September 30, 2022 and December 31, 2021, respectively	61,786	53,807
Stockholders' equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 43,882 and 43,027 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	439	430
Additional paid-in capital	470,543	474,757
Accumulated deficit	(233,184)	(219,100)
Accumulated other comprehensive loss	(43,032)	(31,902)
Total stockholders’ equity	194,766	224,185
Total liabilities, preferred stock, and stockholders’ equity	$557,615	$579,101

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended September 30, 2022 and 2021
(Unaudited)

	Common Stock			Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital			Total
Balance as of June 30, 2022	43,884	$439	$473,019	$(230,969)	$(36,167)	$206,322
Net loss	—	—	—	(2,215)	—	(2,215)
Dividends accrued for preferred stock	—	—	(2,783)	—	—	(2,783)
Share-based compensation expense	(2)	—	991	—	—	991
Change in estimate of share-based award vesting	—	—	(684)	—	—	(684)
Change in fair value of interest rate swap, net of tax of $241	—	—	—	—	904	904
Reclassification of interest rate swap settlement to net loss, net of tax of $(30)	—	—	—	—	(116)	(116)
Foreign currency translation loss	—	—	—	—	(7,653)	(7,653)
Balance as of September 30, 2022	43,882	$439	$470,543	$(233,184)	$(43,032)	$194,766

	Common Stock			Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital			Total
Balance as of June 30, 2021	43,034	$430	$477,923	$(216,179)	$(29,819)	$232,355
Net loss	—	—	—	(3,377)	—	(3,377)
Dividends accrued for preferred stock	—	—	(2,314)	—	—	(2,314)
Share-based compensation expense	—	—	931	—	—	931
Change in fair value of interest rate swap, net of tax of $53	—	—	—	—	(176)	(176)
Reclassification of interest rate swap settlement to net loss, net of tax of $7	—	—	—	—	22	22
Foreign currency translation loss	—	—	—	—	(2,612)	(2,612)
Balance as of September 30, 2021	43,034	$430	$476,540	$(219,556)	$(32,585)	$224,829

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Common Stock			Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital			Total
Balance as of December 31, 2021	43,027	$430	$474,757	$(219,100)	$(31,902)	$224,185
Net loss	—	—		(14,084)	—	(14,084)
Dividends accrued for preferred stock	—	—	(7,979)	—	—	(7,979)
Share-based compensation expense	886	9	4,537	—	—	4,546
Restricted shares forgiven for taxes	(31)	—	(88)	—	—	(88)
Change in estimate of share-based award vesting	—	—	(684)	—	—	(684)
Change in fair value of interest rate swap, net of tax of $655	—	—	—	—	2,464	2,464
Reclassification of interest rate swap settlement to net loss, net of tax of $(13)	—	—	—	—	(51)	(51)
Foreign currency translation loss	—	—	—	—	(13,543)	(13,543)
Balance as of September 30, 2022	43,882	$439	$470,543	$(233,184)	$(43,032)	$194,766

	Common Stock			Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital			Total
Balance as of December 31, 2020	42,686	$427	$493,332	$(205,875)	$(33,732)	$254,152
Net loss	—	—	—	(13,681)	—	(13,681)
Dividends accrued for preferred stock	—	—	(19,054)	—	—	(19,054)
Shares issued for option exercises	6	—	48	—	—	48
Share-based compensation expense	394	4	2,913	—	—	2,917
Restricted shares forgiven for taxes	(52)	(1)	(362)	—	—	(363)
Change in estimate of share-based award vesting	—	—	(337)	—	—	(337)
Change in fair value of interest rate swap, net of tax of $53	—	—	—	—	(176)	(176)
Reclassification of interest rate swap settlement to net loss, net of tax of $868	—	—	—	—	2,873	2,873
Foreign currency translation loss	—	—	—	—	(1,550)	(1,550)
Balance as of September 30, 2021	43,034	$430	$476,540	$(219,556)	$(32,585)	$224,829
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(14,084)	$(13,681)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33,962	34,860
Amortization of debt issuance costs and discount	1,021	1,049
Loss on extinguishment of debt and write-off of debt issuance costs	—	2,390
Total derivative gain, net of cash settlements	(4,858)	(856)
Share of net income from joint venture, net of cash dividends received	2,310	(3,456)
Compensation expense from issuance of share-based awards	3,862	2,580
Deferred income taxes	(1,831)	(3,720)
Other	(3,096)	(1,834)
Changes in operating assets and liabilities:
Accounts receivable	(15,667)	136
Inventories	(11,314)	(13,252)
Accounts payable	9,827	7,982
Income taxes receivable and payable, net	(403)	(5,171)
Other	(2,400)	(1,336)
Net cash provided by (used in) operating activities	(2,671)	5,691
Cash flows from investing activities
Acquisition of property, plant and equipment	(14,011)	(14,556)
Proceeds from sale of property, plant, and equipment	460	1,177
Cash paid for post-closing adjustments on sale of business	—	(3,880)
Cash settlements of interest rate swap	—	(15,420)
Net cash used in investing activities	(13,551)	(32,679)
Cash flows from financing activities
Cash paid for debt issuance costs	(136)	(7,360)
Proceeds from issuance of preferred stock	—	61,793
Redemption of preferred stock	—	(122,434)
Proceeds from long-term debt	32,000	166,000
Repayments of long-term debt	(28,158)	(88,058)
Repayments of short-term debt, net	—	(1,563)
Other	(2,265)	(3,859)
Net cash provided by financing activities	1,441	4,519
Effect of exchange rate changes on cash flows	(1,324)	(1,058)
Net change in cash and cash equivalents	(16,105)	(23,527)
Cash and cash equivalents at beginning of period	28,656	48,138
Cash and cash equivalents at end of period	$12,551	$24,611
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2022
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
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited. The Condensed Consolidated Balance Sheet as of December 31, 2021, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2022. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three and nine months ended September 30, 2022 and 2021; financial position as of September 30, 2022 and December 31, 2021; and cash flows for the nine months ended September 30, 2022 and 2021, on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly the Company’s financial position and operating results for the interim periods. Certain prior period amounts have been reclassified to conform to the current year’s presentation.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the unaudited condensed consolidated financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2021 Annual Report. The results for the three and nine months ended September 30, 2022, are not necessarily indicative of results for the year ending December 31, 2022, or any other future periods.
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
In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, ASU 2021-04 requires the issuer to treat a modification of an equity-classified warrant as an exchange of the original warrant. The difference between the fair value of the modified warrant and the fair value of the warrant immediately before modification is then recognized as an issuance cost or discount of the related transaction. Since we do not have any equity-classified written call options that would be subject to this guidance, the adoption of ASU 2021-04 did not have any impact on our consolidated financial statements and related disclosures during the nine months ended September 30, 2022.
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
The following tables present results of operations by reportable segment.

	Mobile Solutions	Power Solutions	Corporate and Consolidations		Total
Three Months Ended September 30, 2022
Net sales	$76,122	$51,124	$51	(a)	$127,297
Income (loss) from operations	(474)	2,582	(4,225)		(2,117)
Interest expense					(3,746)
Other					1,156
Loss from operations before income taxes and share of net income from joint venture					$(4,707)
Three Months Ended September 30, 2021
Net sales	$68,586	$48,680	$(22)	(a)	$117,244
Income (loss) from operations	(257)	1,252	(5,607)		(4,612)
Interest expense					(3,578)
Other					4,346
Loss from operations before income taxes and share of net income from joint venture					$(3,844)

	Mobile Solutions	Power Solutions	Corporate and Consolidations		Total
Nine Months Ended September 30, 2022
Net sales	$225,542	$155,184	$—		$380,726
Income (loss) from operations	3,224	4,376	(17,651)		(10,051)
Interest expense					(10,673)
Other					4,219
Loss from operations before income taxes and share of net income from joint venture					$(16,505)
Nine Months Ended September 30, 2021
Net sales	$220,248	$147,026	$(69)	(a)	$367,205
Income (loss) from operations	8,342	6,559	(20,123)		(5,222)
Interest expense					(9,175)
Other					(3,352)
Loss from operations before income taxes and share of net income from joint venture					$(17,749)
_______________________________
(a)Includes elimination of intersegment transactions occurring during the ordinary course of business.

Note 3. Inventories
Inventories are comprised of the following amounts:

	September 30, 2022	December 31, 2021
Raw materials	$32,821	$27,221
Work in process	29,349	24,960
Finished goods	22,002	22,846
Total inventories	$84,172	$75,027

Note 4. Intangible Assets, Net
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2021	$25,709	$63,009	$88,718
Amortization	(2,515)	(8,245)	(10,760)
Balance as of September 30, 2022	$23,194	$54,764	$77,958
Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. As of September 30, 2022, our market capitalization remained at a level that was less than the net book value of our stockholders’ equity. The decline in our market capitalization during the nine months ended September 30, 2022 was a triggering event that caused us to perform impairment analyses on our long-lived assets. Based on our analyses, the carrying values of the long-lived assets were recoverable and no impairment charge was recorded during the nine months ended September 30, 2022.

Note 5. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2021	$34,045
Share of earnings	3,935
Dividends paid by joint venture	(6,245)
Foreign currency translation loss	(3,542)
Balance as of September 30, 2022	$28,193

Note 6. Income Taxes
Our effective tax rate was 22.7% and (9.2)% for the three and nine months ended September 30, 2022, respectively, and (9.8)% and 3.5% for the three and nine months ended September 30, 2021, respectively. The effective tax rates for the three and nine months ended September 30, 2022 differ from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. In addition, the effective tax rate was favorably impacted by the recording of interest income on the Company’s federal income tax refund requested as a result of the CARES act.

Note 7. Debt
On March 22, 2021, we entered into a new $150.0 million term loan facility (the “Term Loan Facility”) and a new $50.0 million asset backed credit facility (the “ABL Facility”). The following table presents debt balances as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Term Loan Facility	$147,750	$148,875
ABL Facility	6,000	—
International lines of credit and other loans	8,436	10,930
Total principal	162,186	159,805
Less-current maturities of long-term debt	3,150	3,074
Principal, net of current portion	159,036	156,731
Less-unamortized debt issuance costs and discount (1)	4,685	5,679
Long-term debt, net of current portion	$154,351	$151,052
_______________________________
(1) In addition to this amount, costs of $0.7 million and $0.7 million related to the ABL Facility were recorded in other non-current assets as of September 30, 2022 and December 31, 2021, respectively.

Term Loan Facility
Outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month LIBOR (subject to a 1.000% floor) plus an applicable margin of 6.875% or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. At September 30, 2022, the Term Loan Facility bore interest, based on one-month LIBOR, at 9.990%. We have an interest rate swap, which expires in July 2024, that changes the one-month LIBOR to a fixed rate of 1.291% on $60.0 million of the outstanding balance of the Term Loan Facility.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all assets other than accounts receivable and inventory and has a second lien on accounts receivable and inventory. On March 3, 2022, we amended our Term Loan Facility, which increased the quarterly maximum consolidated net leverage ratio. We were in compliance with all requirements under the Term Loan Facility as of September 30, 2022.
The Term Loan Facility was issued at a $3.8 million discount and we capitalized an additional $2.8 million in new debt issuance costs. These costs are recorded as a direct reduction to the carrying amount of the associated long-term debt and amortized over the term of the debt.
ABL Facility
The ABL Facility provides for a senior secured revolving credit facility in the amount of $50.0 million, of which $30.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the ABL Facility bear interest on a variable rate structure plus an interest rate spread that is based on the average amount of aggregate revolving commitment available. The variable borrowing rate is either 1) LIBOR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We may elect whether to use one-month, three-month, or six-month LIBOR, subject to a 0.50% floor. Interest payments are due monthly on borrowings that utilize one-month LIBOR and quarterly on borrowings that utilize three-month or six-month LIBOR. At September 30, 2022, using one-month LIBOR plus a 1.75% spread, the weighted average interest rate on outstanding borrowings under the ABL Facility was 4.56%. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility and a 1.875% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is March 22, 2026.
As of September 30, 2022, we had $6.0 million of outstanding borrowings under the ABL Facility, $11.1 million of outstanding letters of credit, and $32.1 million available for future borrowings under the ABL Facility. The ABL Facility has a first lien on accounts receivable and inventory. We were in compliance with all requirements under the ABL Facility as of September 30, 2022.

Note 8. Leases
The following table contains supplemental cash flow information related to leases.

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$262	$154
Operating cash flows used in operating leases	10,865	10,369
Financing cash flows used in finance leases	2,177	3,545
Right-of-use assets obtained in exchange for new finance lease liabilities	908	1,541
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	3,835	—
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
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter. Accordingly, we do not expect to incur a loss related to this matter even in the event of an unfavorable decision and, therefore, have not accrued an amount for the remaining matters as of September 30, 2022.
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
On July 25, 2022, the parties filed a Stipulation of Settlement, which is subject to court approval, to settle the securities offering action. Under the terms of the Stipulation of Settlement, the Company and/or its insurance carrier will make a cash payment to the plaintiff in the amount of $9.5 million (the “Settlement Amount”), in exchange for which the Company and the other named defendants will be released from all claims related to the securities offering action. As of September 30, 2022, we have previously paid covered expenses totaling $1.0 million meeting our directors' and officers' retention requirement and therefore the Settlement Amount will be covered and paid by our directors' and officers' insurance carrier.
Other Legal Matters
On April 25, 2022, we reached an agreement to settle breach of contract claims brought by a former customer regarding the sale of products by us in 2016. Under the agreement, we are paying $1.8 million to the customer in specified installments through July 2023. The $1.8 million settlement is included in the Other operating expense (income), net line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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

Note 10. Preferred Stock and Stockholders' Equity
Series D Perpetual Preferred Stock
On March 22, 2021, we completed a private placement of 65 thousand shares of newly designated Series D Perpetual Preferred Stock, with a par value of $0.01 per share (the “Series D Preferred Stock”), at a price of $1,000 per share, together with detachable warrants (the “2021 Warrants”) to purchase up to 1.9 million shares of our common stock at an exercise price of $0.01 per share. The Series D Preferred Stock has an initial liquidation preference of $1,000 per share and is redeemable at our option in cash at a redemption price equal to the liquidation preference then in effect. Series D Preferred Stock shares earn cash dividends at a rate of 10.0% per year, payable quarterly in arrears, accruing whether or not earned or declared. If no cash dividend is paid, then the liquidation preference per share effective on the dividend date increases by 12.0% per year. Beginning March 22, 2026, the cash dividend rate and in-kind dividend rate increase by 2.5% per year. Cash dividends are required beginning on September 30, 2027.
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
As of September 30, 2022, the carrying value of the Series D Preferred Stock shares was $61.8 million, which included $15.1 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value during the nine months ended September 30, 2022.

Balance as of December 31, 2021	$53,807
Accrual of in-kind dividends	6,620
Amortization	1,359
Balance as of September 30, 2022	$61,786

Note 11. Revenue from Contracts with Customers
Revenue is recognized when control of the good or service is transferred to the customer either at a point in time or, in limited circumstances, as our services are rendered over time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or services. During the nine months ended September 30, 2022, we received equipment from a customer as part of the selling price of goods transferred. This noncash consideration was recognized as revenue equal to the fair value of the equipment received.

The following tables summarize revenue by customer geographical region.

Three Months Ended September 30, 2022	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$35,419	$39,579	$51	$75,049
China	12,839	1,378	—	14,217
Brazil	14,109	137	—	14,246
Mexico	5,185	4,769	—	9,954
Germany	1,432	84	—	1,516
Poland	1,100	2	—	1,102
Other	6,038	5,175	—	11,213
Total net sales	$76,122	$51,124	$51	$127,297

Three Months Ended September 30, 2021	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$35,812	$38,313	$(22)	$74,103
China	10,849	749	—	11,598
Brazil	8,951	192	—	9,143
Mexico	4,981	4,627	—	9,608
Germany	1,080	159	—	1,239
Poland	698	3	—	701
Other	6,215	4,637	—	10,852
Total net sales	$68,586	$48,680	$(22)	$117,244

Nine Months Ended September 30, 2022	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$109,183	$120,442	$—	$229,625
China	34,155	3,855	—	38,010
Brazil	36,122	794	—	36,916
Mexico	18,336	13,868	—	32,204
Germany	3,836	219	—	4,055
Poland	3,598	7	—	3,605
Other	20,312	15,999	—	36,311
Total net sales	$225,542	$155,184	$—	$380,726

Nine Months Ended September 30, 2021	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$108,534	$117,543	$(69)	$226,008
China	38,482	3,537	—	42,019
Brazil	28,604	727	—	29,331
Mexico	14,825	12,373	—	27,198
Germany	4,216	419	—	4,635
Poland	2,782	10	—	2,792
Other	22,805	12,417	—	35,222
Total net sales	$220,248	$147,026	$(69)	$367,205

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

Three Months Ended September 30, 2022	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$51,388	$10,822	$—	$62,210
General Industrial	19,546	14,751	—	34,297
Residential/Commercial Electrical	—	17,025	—	17,025
Other	5,188	8,526	51	13,765
Total net sales	$76,122	$51,124	$51	$127,297

Three Months Ended September 30, 2021	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$43,486	$9,892	$—	$53,378
General Industrial	21,396	15,186	—	36,582
Residential/Commercial Electrical	—	16,078	—	16,078
Other	3,704	7,524	(22)	11,206
Total net sales	$68,586	$48,680	$(22)	$117,244

Nine Months Ended September 30, 2022	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$150,834	$30,628	$—	$181,462
General Industrial	61,883	47,726	—	109,609
Residential/Commercial Electrical	—	52,981	—	52,981
Other	12,825	23,849	—	36,674
Total net sales	$225,542	$155,184	$—	$380,726

Nine Months Ended September 30, 2021	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$139,877	$29,974	$—	$169,851
General Industrial	70,155	45,617	—	115,772
Residential/Commercial Electrical	—	47,651	—	47,651
Other	10,216	23,784	(69)	33,931
Total net sales	$220,248	$147,026	$(69)	$367,205
Deferred Revenue
Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. The balance of deferred revenue was $0.6 million and $0.5 million as of September 30, 2022 and December 31, 2021, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the nine months ended September 30, 2022 included $0.5 million that was included in deferred revenue as of December 31, 2021.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2022, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.

Note 12. Share-Based Compensation
The following table lists the components of share-based compensation expense by type of award, which is recognized in the “Selling, general, and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$37	$59	$124	$207
Restricted stock	471	521	3,233	1,660
Performance share units	483	351	1,189	1,050
Change in estimate of share-based award vesting (1)	(684)	—	(684)	(337)
Share-based compensation expense	$307	$931	$3,862	$2,580
_______________________________
(1)Amounts reflect the decrease in share-based compensation expense based on the change in estimate of the probability of vesting of share-based awards.
Stock Options
The following table presents stock option activity for the nine months ended September 30, 2022.

	Number of Options (in thousands)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	621	$12.24
Expired	(79)	9.71
Outstanding at September 30, 2022	542	$12.61	3.6 years	$—	(1)
Exercisable at September 30, 2022	515	$12.77	3.4 years	$—	(1)
_______________________________
(1)The aggregate intrinsic value is the sum of intrinsic values for each exercisable individual option grant. The intrinsic value is the amount by which the closing market price of our stock at September 30, 2022 was greater than the exercise price of any individual option grant.

Restricted Stock
During the nine months ended September 30, 2022, we granted 897 thousand shares of restricted stock to non-executive directors, officers and certain other key employees under the NN, Inc. 2019 Omnibus Incentive Plan (“2019 Omnibus Plan”). The shares of restricted stock granted during the nine months ended September 30, 2022, vest pro-rata generally over three years for employees and over one year for non-executive directors. We determined the fair value of the shares awarded by using the closing price of our common stock as of the date of grant. The weighted average grant date fair value of restricted stock granted in the nine months ended September 30, 2022, was $3.31 per share. Total grant date fair value of restricted stock that vested in the nine months ended September 30, 2022, was $2.1 million.

The following table presents the status of unvested restricted stock awards as of September 30, 2022 and changes during the nine months then ended.

	Nonvested Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Unvested at January 1, 2022	469	$7.28
Granted	897	3.31
Vested	(291)	7.05
Forfeited	(11)	4.37
Unvested at September 30, 2022	1,064	$4.02

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

The following table presents the status of unvested PSUs as of September 30, 2022 and changes during the nine months then ended.

	Nonvested TSR Awards		Nonvested ROIC Awards
	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)	Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2022	194	$9.59	228	$8.14
Granted	382	2.53	408	2.62
Nonvested at September 30, 2022	576	$4.90	636	$4.60

Note 13. Accumulated Other Comprehensive Income
The following tables present the components of accumulated other comprehensive income (loss) (“AOCI”).

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance as of June 30, 2022	$(37,906)	$2,207	$(468)	$(36,167)
Other comprehensive income (loss) before reclassifications	(7,653)	1,145	(241)	(6,749)
Amounts reclassified from AOCI to interest expense (2)	—	(146)	30	(116)
Net other comprehensive income (loss)	(7,653)	999	(211)	(6,865)
Balance as of September 30, 2022	$(45,559)	$3,206	$(679)	$(43,032)

Balance as of June 30, 2021	$(29,819)	$—	$—	$(29,819)
Other comprehensive income (loss) before reclassifications	(2,612)	(229)	53	(2,788)
Amounts reclassified from AOCI to interest expense (2)	—	29	(7)	22
Net other comprehensive income (loss)	(2,612)	(200)	46	(2,766)
Balance as of September 30, 2021	$(32,431)	$(200)	$46	$(32,585)

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance as of December 31, 2021	$(32,016)	$151	$(37)	$(31,902)
Other comprehensive income (loss) before reclassifications	(13,543)	3,119	(655)	(11,079)
Amounts reclassified from AOCI to interest expense (2)	—	(64)	13	(51)
Net other comprehensive income (loss)	(13,543)	3,055	(642)	(11,130)
Balance as of September 30, 2022	$(45,559)	$3,206	$(679)	$(43,032)

Balance as of December 31, 2020	$(30,881)	$(3,712)	$861	$(33,732)
Other comprehensive income (loss) before reclassifications	(1,550)	(229)	53	(1,726)
Amounts reclassified from AOCI to interest expense (2)	—	29	(7)	22
Amounts reclassified from AOCI to loss on interest rate swap (3)	—	3,712	(861)	2,851
Net other comprehensive income (loss)	(1,550)	3,512	(815)	1,147
Balance as of September 30, 2021	$(32,431)	$(200)	$46	$(32,585)
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
The following table summarizes the computation of basic and diluted net loss per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(2,215)	$(3,377)	$(14,084)	$(13,681)
Less: Preferred stock cumulative dividends and deemed dividends	(2,783)	(2,314)	(7,979)	(19,054)
Numerator for basic and diluted undistributed net loss per common share (1)	$(4,998)	$(5,691)	$(22,063)	$(32,735)

Denominator:
Weighted average common shares outstanding	43,884	43,034	43,695	42,980
Adjustment for unvested restricted common stock	(1,065)	(476)	(918)	(459)
Adjustment for 2021 Warrants outstanding (2)	1,892	1,897	1,893	1,341
Shares used to calculate net loss per share, basic and diluted	44,711	44,455	44,670	43,862

Per common share net loss:
Basic and diluted net loss per common share	$(0.11)	$(0.13)	$(0.49)	$(0.75)
Cash dividends declared per common share	$—	$—	$—	$—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options	542	752	563	812
2019 Warrants	1,500	1,500	1,500	1,500
	2,042	2,252	2,063	2,312
We have elected to allocate undistributed income to participating securities based on year-to-date results. As there was no undistributed income for the nine months ended September 30, 2022, no such allocation was necessary. In addition, given the undistributed loss in the three and nine months ended September 30, 2022 and 2021, options and the 2019 Warrants are considered anti-dilutive and were excluded from the calculation of diluted net loss per share. Stock options excluded from the calculations of diluted net loss per share had a per share exercise price ranging from $7.93 to $25.16 for the three months ended

September 30, 2022, and $7.93 to $25.16 for the three months ended September 30, 2021. Stock options excluded from the calculations of diluted net loss per share had a per share exercise price ranging from $7.93 to $25.16 for the nine months ended September 30, 2022, and $7.93 to $25.16 for nine months ended September 30, 2021. The 2019 Warrants excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021, had a per share exercise price of $11.49.

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
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and long-term debt. As of September 30, 2022, the carrying values of these financial instruments approximated fair value.
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
The following tables show the liabilities measured at fair value for the Preferred Stock derivatives as of September 30, 2022 and December 31, 2021.

	Fair Value Measurements as of September 30, 2022
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	3,230	—	136

	Fair Value Measurements as of December 31, 2021
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	7,771	—	453

The following table presents the change in the Preferred Stock derivatives during the nine months ended September 30, 2022.

Balance as of December 31, 2021	$8,224
Change in fair value (1)	(4,858)
Balance as of September 30, 2022	$3,366
_______________________________
(1) Changes in the fair value are recognized in the “Other expense (income), net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The fair value of the change-in-control put feature utilizes unobservable inputs based on the Company’s assessment of the probability of a change-in-control event occurring in a future period. The probability of a change-in-control event ranged from 3% to 10% as of September 30, 2022.
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods. The probabilities resulted in a weighted average term of 2.9 years as of September 30, 2022, and 3.6 years as of December 31, 2021.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense (1)	$(146)	$29	$(64)	$29
Derivative payments on interest rate swap (2)	—	—	—	1,717
Loss on interest rate swap (2)	—	—	—	2,033
_______________________________
(1) Represents settlements on the interest rate swaps while the hedges are effective.
(2) Represents settlements and changes in fair value on the 2019 Swap.

The following tables present the assets and liabilities measured at fair value on a recurring basis for the interest rate swaps as of September 30, 2022 and December 31, 2021.

	Fair Value Measurements as of September 30, 2022
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset - other current assets	$—	$1,783	$—
Derivative asset - other non-current assets	—	1,427	—
Total	$—	$3,210	$—

	Fair Value Measurements as of December 31, 2021
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset - other non-current assets	$—	$284	$—
Derivative liability - other current liabilities	—	(129)	—
Total	$—	$155	$—
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
Fixed Rate Debt
The fair value of our outstanding fixed-rate debt included in the “International lines of credit and other loans” line item within Note 7 to these Notes to Condensed Consolidated Financial Statements approximated carrying value as of September 30, 2022 and December 31, 2021, respectively. These fair values represent Level 2 under the three-tier hierarchy described above. The carrying value of this fixed-rate debt was $8.4 million and $10.9 million as of September 30, 2022 and December 31, 2021, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of NN, Inc. and its consolidated subsidiaries for the three and nine months ended September 30, 2022. The financial information as of September 30, 2022, should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021, contained in our Annual Report on Form 10-K for the year ended December 31, 2021, and the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the nine months ended September 30, 2022, that management believes are important to provide an understanding of the business and results of operations or that may influence operations in the future.
Macroeconomic Conditions
We continue to monitor the ongoing impacts of current macroeconomic and geopolitical events, including changing conditions from the COVID-19 pandemic, the on-going Russia-Ukraine conflict, inflationary cost pressures, rising interest rates, supply chain disruptions, and labor shortages.
The COVID-19 pandemic and governmental responses thereto, including current COVID-19 lockdowns in China, continue to impact our business operations and our customers' and suppliers' ability to operate at normal levels. Disruptions in normal operating levels continue to create supply chain disruptions and inflationary cost pressures within our end-markets. We anticipate that supply chain constraints and the inflationary environment, as impacted by the COVID-19 pandemic, will continue through 2022 and beyond.
The Russia-Ukraine conflict also continues to create volatility in global financial and energy markets, creating energy and supply chain shortages, adding to the inflationary pressures in the global economy. We continue to actively work with our suppliers to minimize impacts of supply shortages on our manufacturing capabilities. Although our business has not been materially impacted by the ongoing Russia-Ukraine conflict as of the date of this filing, it is impossible to predict the extent to which our operations, or those of our customers or suppliers, will be impacted, or the ways in which the conflict may impact our business, financial condition, results of operations and cash flows.
The U.S. economy is experiencing broad and rapid inflation and rising interest rates, as well as supply issues in material, services and labor due to economic policy, the COVID-19 pandemic and, more recently, the Russia-Ukraine conflict. These impacts are likely to persist through 2022 and beyond. We cannot predict the impact on the Company’s end-markets or input costs nor the ability of the Company to recover cost increases through pricing.

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021
Consolidated Results

	Three Months Ended September 30,
	2022	2021	$ Change
Net sales	$127,297	$117,244	$10,053
Organic growth				$12,226
Foreign exchange effects				$(2,173)
Cost of sales (exclusive of depreciation and amortization shown separately below)	108,033	98,642	$9,391
Selling, general, and administrative expense	10,205	12,181	(1,976)
Depreciation and amortization	11,193	11,605	(412)
Other operating income, net	(17)	(572)	555
Loss from operations	(2,117)	(4,612)	2,495
Interest expense	3,746	3,578	168
Other income, net	(1,156)	(4,346)	3,190
Loss before benefit (provision) for income taxes and share of net income from joint venture	(4,707)	(3,844)	(863)
Benefit (provision) for income taxes	1,068	(375)	1,443
Share of net income from joint venture	1,424	842	582
Net loss	$(2,215)	$(3,377)	$1,162
Net Sales. Net sales increased by $10.1 million, or 8.6%, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to increased pricing and higher demand in Mobile Solutions, partially offset by unfavorable foreign exchange effects of $2.2 million.
Cost of Sales. Cost of sales increased by $9.4 million, or 9.5%, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to inflationary costs and unfavorable overhead absorption during the quarter, partially offset by favorable foreign exchange effects.
Selling, General, and Administrative Expense. Selling, general, and administrative expense decreased by $2.0 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to lower incentive and stock compensation expense.
Other Operating Income, Net. Other operating income, net changed unfavorably by $0.6 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a gain on the sale of a facility in the third quarter of 2021.

Interest Expense.  Interest expense increased by $0.2 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to higher interest rates, partially offset by favorable interest rate swap settlements and a higher amount of interest expense that was capitalized in the current quarter compared with the third quarter of 2021.

	Three Months Ended September 30,
	2022	2021
Interest on debt	$3,639	$3,146
Interest rate swap settlements	(146)	32
Amortization of debt issuance costs and discount	359	331
Capitalized interest	(272)	(89)
Other	166	158
Total interest expense	$3,746	$3,578
Other Income, Net. Other income, net changed unfavorably by $3.2 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to lower noncash derivative mark-to-market gains recognized during the current quarter compared with the third quarter of 2021.
Benefit (Provision) For Income Taxes. Our effective tax rate was 22.7% for the three months ended September 30, 2022, compared to (9.8)% for the three months ended September 30, 2021. The rate for the three months ended September 30, 2022 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. The effective tax rate was favorably impacted by the recording of interest income on the Company’s federal income tax refund requested as a result of the CARES act.
Share of Net Income from Joint Venture. Share of net income from the JV increased during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to higher sales partially offset by higher operating costs in the current quarter. The JV, in which we own a 49% investment, recognized net sales of $27.0 million and $22.8 million for the three months ended September 30, 2022 and 2021, respectively.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended September 30,
	2022	2021	$ Change
Net sales	$76,122	$68,586	$7,536
Organic growth				$9,573
Foreign exchange effects				(2,037)
Loss from operations	$(474)	$(257)	$(217)
Net sales increased by $7.5 million, or 11.0%, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to increased pricing and a recovery of sales that were negatively impacted by the global semi-conductor shortage in 2021. These increases were partially offset by unfavorable foreign exchange effects of $2.0 million.
Loss from operations increased by $0.2 million during the three months ended September 30, 2022, compared to the same period in the prior year, primarily due to inflationary costs not fully recovered in customer pricing and unfavorable overhead absorption. These decreases were partially offset by higher sales volume and lower incentive compensation expense.

POWER SOLUTIONS

	Three Months Ended September 30,
	2022	2021	$ Change
Net sales	$51,124	$48,680	$2,444
Organic growth				$2,580
Foreign exchange effects				(136)
Income from operations	$2,582	$1,252	$1,330
Net sales increased by $2.4 million, or 5.0%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in sales was primarily due to higher customer pricing and volume, partially offset by lower precious metals pass-through pricing and unfavorable foreign exchange effects.
Income from operations increased by $1.3 million during the three months ended September 30, 2022 compared to the same period in the prior year, primarily due to the increase in sales and lower incentive compensation expense and favorable mix, partially offset by a gain on the sale of a facility in the third quarter of 2021.
Nine Months Ended September 30, 2022, compared to the Nine Months Ended September 30, 2021
Consolidated Results

	Nine Months Ended September 30,
	2022	2021	$ Change
Net sales	$380,726	$367,205	$13,521
Organic growth				$16,030
Foreign exchange effects				$(2,509)
Cost of sales (exclusive of depreciation and amortization shown separately below)	316,500	298,127	$18,373
Selling, general, and administrative expense	38,453	40,341	(1,888)
Depreciation and amortization	33,962	34,860	(898)
Other operating expense (income), net	1,862	(901)	2,763
Loss from operations	(10,051)	(5,222)	(4,829)
Interest expense	10,673	9,175	1,498
Loss on extinguishment of debt and write-off of debt issuance costs	—	2,390	(2,390)
Derivative payments on interest rate swap	—	1,717	(1,717)
Loss on interest rate swap	—	2,033	(2,033)
Other income, net	(4,219)	(2,788)	(1,431)
Loss before benefit (provision) for income taxes and share of net income from joint venture	(16,505)	(17,749)	1,244
Benefit (provision) for income taxes	(1,514)	612	(2,126)
Share of net income from joint venture	3,935	3,456	479
Net loss	$(14,084)	$(13,681)	$(403)
Net Sales. Net sales increased by $13.5 million, or 3.7%, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to increased pricing partially offset by lower volume and unfavorable foreign exchange effects $2.5 million.
Cost of Sales.  Cost of sales increased by $18.4 million, or 6.2%, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to inflationary costs and unfavorable overhead absorption, partially offset by lower sales volume and favorable foreign exchange effects.
Selling, General, and Administrative Expense.  Selling, general, and administrative expense decreased by $1.9 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to lower incentive compensation, severance and retention expense. These decreases were partially offset by higher stock compensation expense, higher professional fees and increased travel costs.

Other Operating Expense (Income), Net. Other operating expense (income), net changed unfavorably by $2.8 million primarily due to a legal settlement reached during the first quarter of 2022 and the gain on the sale of a facility in the third quarter of 2021.
Interest Expense.  Interest expense increased by $1.5 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to higher interest rates and a larger average debt balance as a result of the credit facility and preferred stock refinance during the first quarter of 2021. These increases were partially offset by a higher amount of interest expense that was capitalized in 2022 compared with the prior year.

	Nine Months Ended September 30,
	2022	2021
Interest on debt	$9,819	$7,695
Interest rate swap settlements	(64)	32
Amortization of debt issuance costs and discount	1,021	1,049
Capitalized interest	(572)	(200)
Other	469	599
Total interest expense	$10,673	$9,175
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
Other Income, Net. Other income, net changed favorably by $1.4 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the impact of a litigation settlement reached during the second quarter of 2021.
Benefit (Provision) for Income Taxes. Our effective tax rate was (9.2)% for the nine months ended September 30, 2022, compared to 3.5% for the nine months ended September 30, 2021. The rate for the nine months ended September 30, 2022 was unfavorably impacted by the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. The effective tax rate for the nine months ended September 30, 2022 was favorably impacted by the recording of interest income on the Company’s federal income tax refund requested as a result of the CARES act. The rate for the nine months ended September 30, 2021 was favorably impacted by the change in assertion and reduction in the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries.
Share of Net Income from Joint Venture. Share of net income from the JV increased during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to higher sales partially offset by higher operating costs in the current quarter. The JV, in which we own a 49% investment, recognized net sales of $76.4 million and $68.4 million for the nine months ended September 30, 2022 and 2021, respectively.
Results by Segment
MOBILE SOLUTIONS

	Nine Months Ended September 30,
	2022	2021	$ Change
Net sales	$225,542	$220,248	$5,294
Organic growth				$7,633
Foreign exchange effects				(2,339)
Income from operations	$3,224	$8,342	$(5,118)
Net sales increased by $5.3 million, or 2.4%, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to increased pricing, partially offset by lower sales of diesel components due to lower European demand which was impacted by the war in Ukraine, COVID-19 interruptions in China, lost sales associated with certain fuel systems reaching end of production, and unfavorable foreign exchange effects of $2.3 million.

Income from operations decreased by $5.1 million during the nine months ended September 30, 2022 compared to the same period in the prior year, primarily due to inflationary costs not fully recovered in customer pricing, unfavorable overhead absorption, and variable cost inefficiencies associated with supply chain interruptions, uneven customer ordering patterns, and labor constraints caused by pandemic interruptions. These decreases were partially offset by lower incentive compensation expense.
POWER SOLUTIONS

	Nine Months Ended September 30,
	2022	2021	$ Change
Net sales	$155,184	$147,026	$8,158
Organic growth				$8,328
Foreign exchange effects				(170)
Income from operations	$4,376	$6,559	$(2,183)
Net sales increased by $8.2 million, or 5.5%, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to higher customer pricing partially offset by lower volume and unfavorable foreign exchange effects.
Income from operations decreased by $2.2 million during the nine months ended September 30, 2022 compared to the same period in the prior year, primarily due to a $1.8 million litigation settlement to settle claims from 2016 and the absence of a gain on the sale of a facility in the third quarter of 2021. These decreases were partially offset by the impact of higher sales and lower incentive compensation expense.
Changes in Financial Condition from December 31, 2021 to September 30, 2022
Overview
From December 31, 2021 to September 30, 2022, total assets decreased by $21.5 million primarily due to normal depreciation and amortization of fixed assets and intangible assets. These decreases were partially offset by increases in accounts receivable and inventories during the nine months ended September 30, 2022. The increase in accounts receivable is due to higher sales during the end of the current quarter compared with the end of the fourth quarter of 2021. The value of inventory increased due to higher material costs as well as higher quantities to maintain customer safety stock due to ongoing supply chain interruptions, especially in China.
There was no change in total liabilities from December 31, 2021 to September 30, 2022, as lower employee incentive compensation accruals and a decrease in the unrealized losses of certain derivatives were offset by an increase in accounts payable attributed to higher inventory balances at September 30, 2022 and higher borrowings on the ABL Facility.
Working capital, which consists of current assets less current liabilities, was $125.5 million as of September 30, 2022, compared to $122.3 million as of December 31, 2021. The increase in working capital was primarily due to increases in accounts receivable and inventory, partially offset by an increase in accounts payable.
Cash Flows
Cash used in operations was $2.7 million for the nine months ended September 30, 2022, compared with cash provided by operations of $5.7 million for the nine months ended September 30, 2021. The difference was primarily due to an increase in accounts receivable related to higher sales during the current quarter compared with the fourth quarter of 2021.
Cash used in investing activities was $13.6 million for the nine months ended September 30, 2022, compared with cash used in investing activities of $32.7 million for the nine months ended September 30, 2021. The difference was primarily due to cash paid to settle the interest rate swap in the first quarter of 2021.
Cash provided by financing activities was $1.4 million for the nine months ended September 30, 2022, compared with cash provided by financing activities of $4.5 million for the nine months ended September 30, 2021. The difference was primarily due to the debt and preferred stock refinancing in the first quarter of 2021.
Liquidity and Capital Resources
Credit Facilities
The principal amount outstanding under our Term Loan Facility as of September 30, 2022, was $147.8 million, without regard to unamortized debt issuance costs and discount. As of September 30, 2022, we had $32.1 million available for future borrowings under the ABL Facility. This amount of borrowing capacity is net of $6.0 million of outstanding borrowings and $11.1 million of outstanding letters of credit at September 30, 2022, which are considered as usage of the ABL Facility.

The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. Outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month LIBOR (subject to a 1.000% floor) plus an applicable margin of 6.875% or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Based on the interest rate in effect at September 30, 2022, and the fixed rate on the 2021 interest rate swap, annual interest payments would be approximately $13.7 million.
The ABL Facility bears interest on a variable rate structure with borrowings bearing interest at one-month LIBOR plus an applicable margin of 1.75%. The interest rate in effect at September 30, 2022, was 4.56%. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility.
We were in compliance with all requirements under our Term Loan Facility and ABL Facility as of September 30, 2022. Both credit facilities allow for optional expansion of available borrowings, subject to certain terms and conditions.
Accounts Receivable Sales Programs
We participate in programs established by our customers which allows us to sell certain receivables from that customer on a non-recourse basis to a third-party financial institution. In exchange, we receive payment on the receivables, less a discount, sooner than under the customary credit terms we have extended to that customer. These programs allow us to improve working capital and cash flows. Our access to these programs is dependent on our customers ongoing agreements with the third-parties. Our participation in these programs is based on our specific cash needs throughout the year, the discount charged to receive payment earlier, the length of the payment terms with our customers, as well being subject to limits in our ABL Facility and Term Loan Facility agreements.
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
Critical Accounting Estimates
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2021 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2021 Annual Report. There have been no material changes to these policies during the nine months ended September 30, 2022.

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
At September 30, 2022, we had $147.8 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month LIBOR would have resulted in a net increase in interest expense of $0.9 million on an annualized basis.

At September 30, 2022, using one-month LIBOR plus a 1.75% spread, the interest rate on the $6.0 million of outstanding borrowings under the ABL Facility was 4.56%.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We participate in various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. From time to time, we may use foreign currency derivatives to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency derivatives as of September 30, 2022.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NN, Inc.
(Registrant)

Date: November 2, 2022	/s/ Warren A. Veltman
Warren A. Veltman
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: November 2, 2022	/s/ Michael C. Felcher
Michael C. Felcher
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)