Form 10-K
period 2022-12-31
NN INC
filed 2023-03-10
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-39268

NN, Inc.
(Exact name of registrant as specified in its charter)

Delaware	62-1096725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6210 Ardrey Kell Road, Suite 600 Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (980) 264-4300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01	NNBR	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such file). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $67.5 million as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, computed using the closing price of the registrant’s common stock as quoted on the Nasdaq Stock Market LLC on that date of $2.53. Solely for purposes of making this calculation, shares of the registrant’s common stock held by named executive officers, directors and 5% or greater stockholders of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
As of February 28, 2023, there were 43,846,073 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement with respect to the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

NN, Inc.

Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to NN, Inc. (the “Company”), based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of management’s control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector; the impacts of pandemics, epidemics, disease outbreaks and other public health crises, including the COVID-19 pandemic, on our financial condition, business operations and liquidity; competitive influences; risks that current customers will commence or increase captive production; risks of capacity underutilization; quality issues; material changes in the costs and availability of raw materials; economic, social, political and geopolitical instability, currency fluctuation, and other risks of doing business outside of the United States; inflationary pressures and changes in the cost or availability of materials, supply chain shortages and disruptions, and the availability of labor; our dependence on certain major customers, some of whom are not parties to long-term agreements (and/or are terminable on short notice); the impact of acquisitions and divestitures; our ability to hire or retain key personnel; the level of our indebtedness; the restrictions contained in our debt agreements; our ability to obtain financing at favorable rates, if at all, and to refinance existing debt as it matures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; the impact of climate change on our operations; and cyber liability or potential liability for breaches of our or our service providers’ information technology systems or business operations disruptions. The foregoing factors should be not be construed as exhaustive and should be read in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report, and in any of the Company’s subsequent filings made with the Securities and Exchange Commission (the “SEC”). Any forward-looking statement speaks only as of the date of this Annual Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company. The Company qualifies all forward-looking statements by these cautionary statements.

PART I
Item 1.     Business
Introduction
NN, Inc. is a diversified industrial company that combines in-depth materials science expertise with advanced engineering and production capabilities to design and manufacture high-precision metal and plastic components and assemblies for a variety of end markets on a global basis. As used in this Annual Report, the terms “NN,” the “Company,” “we,” “our,” or “us” refer to NN, Inc., and its subsidiaries. As of December 31, 2022, we had 31 facilities in North America, Europe, South America, and Asia.
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
Power Solutions
Power Solutions is focused on growth in the electrical, general industrial, automotive, and medical end markets. Within this group we combine materials science expertise with advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal and plastic components, assemblies, and finished devices used in applications ranging from power control to transportation electrification. We manufacture a variety of products including electrical contacts, connectors, contact assemblies, and precision stampings for the electrical end market and high precision products for the aerospace and defense end market utilizing our extensive process technologies for optical grade plastics, thermally conductive plastics, titanium, Inconel, magnesium, and electroplating. Our medical business includes the production of a variety of tools and instruments for the orthopaedics and medical/surgical end markets.
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
Differentiated, system-critical products
The tight-tolerance and high-quality nature of our precision products is specifically suited for use in the most demanding applications that require superior reliability. Our products are critical components to the operation and reliability of larger mechanical systems. Precision parts are difficult to manufacture and the high cost of failure motivates our customers to focus on quality. Our products are developed for specific uses within critical systems and are typically designed in conjunction with the system designer. Our parts are often qualified for, or specified in, customer designs, reducing the ability for customers to change suppliers.

Our ability to make products with tight-tolerance and extreme precision requirements enables our customers to satisfy the critical functionality and performance requirements of their products. We are included in customer designs and deployed in critical systems that involve high cost of failure applications and significant regulatory certification processes, including those for the Underwriters Laboratories (“UL”).
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
Prototype products are developed for testing, and process validation procedures are instituted. In certain instances, we will file for regulatory production approval and include the customer’s proprietary processes, further reducing supplier changes. We will assist the customer with continuous supply chain management and comprehensive customer support for the lifetime of the product and continuously seek to identify new operational efficiencies to reduce the product’s cost and improve its quality. Once our solution is designed into a platform, it is often embedded through the multi-year manufacturing lifecycle and has a competitive advantage in supporting subsequent platforms. As an added benefit, customers generally fund development, prototypes, and manufacturing tooling expenses. This discourages supplier changes and drives recurring revenue for us.
Long-term blue-chip customer base
We maintain relationships with hundreds of customers around the world. Our customers are typically sophisticated, engineering-driven, mechanical systems manufacturers with long histories of product development and reputations for quality. We have no significant retail exposure, which limits volatility and provides enhanced sales visibility. Relationships with our top ten customers, in terms of revenue, average more than ten years. We have significant exposure to emerging markets in Asia, South America, and Europe through these global customers as well as key local manufacturers. The diverse nature, size, and reach of our customer base provides resistance to localized market and geographic fluctuations and helps stabilize overall product demand.
Strategic global footprint
Our 31 facilities, on four continents, are strategically located to serve our customer base and provide local service and expertise. Our global footprint provides flexibility to locally supply identical products for global customers, reducing shipping time and expense, allowing us to match costs to revenue and to capitalize on industry localization trends. In total, we operate more than 2.1 million square feet of manufacturing space. North America constitutes the largest portion of our manufacturing operations with facilities in the U.S. and Mexico. The North American facilities are strategically located to serve major customers in the United States and Mexico. Our foreign facilities are located in regional manufacturing hubs in France, Poland, China, and Brazil, and primarily serve global customers in those local markets. We believe that the Asian and South American facilities have significant growth potential as local customer bases expand and the markets for high-precision products grow in those regions.
Synergies
We continue to realize synergy effects between Mobile Solutions and Power Solutions by pairing our experienced engineering resources and wide-ranging portfolio of process technologies from each business to serve our customers’ ever evolving needs. Recent solutions developed in the electrical, electric vehicle, and general industrial markets leveraged the deep experience and expertise from each business to respond to tight, stringent requirements - all of which in a custom and innovative manner to meet each customer’s unique demand requirements. In addition, we continue to experience customer demand that utilizes multiple facilities from both businesses on a global basis due to our track record of quality and strong performance.
Customers
Our products are supplied primarily to manufacturers for use in a broad range of industrial applications, including automotive; electrical; agricultural; construction; residential devices and equipment; aerospace and defense; medical; heating, ventilation, and air conditioning; and fluid power and diesel engines. Sales to each of our top ten customers are made to multiple customer locations and divisions throughout the world. In 2022, our top ten customers accounted for approximately 48% of our net sales. In 2022, 70% of our products were sold to customers in North America, 13% to customers in Asia, 10% to customers in South America, and 7% to customers in Europe.

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
Headcount
As of December 31, 2022, we employed a total of 3,363 full and part-time employees and 298 temporary workers, which includes 1,335 employees in the U.S. and 2,326 employees in other countries employed by our international subsidiaries. Of our total employment, approximately 12% are management/staff employees and 88% are production employees. Our employees in the France, Brazil, and Mexico City plants are subject to labor council relationships that vary due to the diverse countries in which we operate. We believe we have a good working relationship with our employees and the unions that represent them.
Diversity, Equity, and Inclusion (“DE&I”)
Diversity, equity, and inclusion are at the core of our values and strategic business priorities. Throughout our business, we champion equality, supporting parity for women and under-represented groups as we work to create ethical, safe, and supportive workplaces where our employees thrive. We believe a diverse and inclusive workplace results in business growth and encourages increased innovation, retention of talent, and a more engaged workforce. Respect for human rights is fundamental to our business and our commitment to ethical business conduct, as is embodied by our Human Rights Policy, which sets forth our expectations related to workplace discrimination; diversity, equity and inclusion; workplace conditions; and freedom of association.
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
The health and safety of our employees and anyone who conducts business on our behalf is very important to us. Our commitment to safety starts at the top levels of our organization. We believe a safe and secure workplace is fundamental to our success. We are also committed to engaging our employees to continually improve health and safety by acting upon opportunities to reduce risk and improve our safety and health performance. In addition we offer training programs on a regular basis. We maintain comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to work-place injuries.
In addition to the strong safety focus that we maintain within our operations, our emphasis during the COVID-19 pandemic has been on protecting the health and safety of our employees and the communities in which we operate. Our team monitors country, state, and local guidance, and uses these to implement best practice guidelines for employees and visitors. Throughout the COVID-19 pandemic, we increased communications, including the addition of virtual “town hall” style meetings at the group and organizational level. This has helped employees across our global footprint stay connected, whether working from home or at one of our manufacturing sites.
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
We use regular talent management and performance evaluation processes to inform the Company’s internal development processes and to calibrate assessment of individual performance organizationally. These activities form the basis for succession planning activities, up to and including the senior leadership level.
We also have apprenticeships, internships, and cooperative education programs in place at certain locations, which we intend to expand more broadly across the company. These programs allow us to provide a combination of education and employment options that deliver depth and context and help them build a long-term career path.
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
Power Solutions
Power Solutions operates in intensely competitive but very fragmented supply chains.  We must compete with numerous companies in each industry market segment. Our primary competitors are: Checon Corporation; Deringer-Ney, Inc.; Electrical Contacts, Ltd.; Interplex Industries, Inc.; J&J Machining, LLC; Norstan, Inc.; Owens Industries, Inc.; and Precinmac Precision Machining. We believe that competition within the electrical end market is based principally on quality, price, design capabilities, and speed of responsiveness and delivery.  We believe that our competitive strengths are product development, tool design, fabrication, tight tolerance processes, and customer solutions.  With these strengths, we have built our reputation in the marketplace as a quality producer of technically difficult products.
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
Power Solutions
Power Solutions uses a wide variety of metals in various forms, including precious metals like gold, silver, palladium, and platinum, as well as plastics. Through our diverse network of suppliers, we minimize supplier concentration risk and provide a stable supply of raw materials at competitive pricing.  This group also procures resins and metal stampings from several domestic and foreign suppliers. Power Solutions bases purchase decisions on quality, service and price.  Generally, we do not enter into written supply contracts with our suppliers or commit to maintain minimum monthly purchases of materials.  However, we carefully manage raw material price volatility, particularly with respect to precious metals, through the use of consignment agreements. In effect, we contract the precious metals for our own stock and buy the raw materials on the same day customer shipments are priced, thereby eliminating risk of price changes from procurement to product shipment.
Supply and Cost Pressures
In each of our segments, we have historically been affected by upward price pressure on steel principally due to general increases in global demand. In general, we pass through material cost fluctuations to our customers in the form of changes in selling price. Most of the raw materials we use are purchased from various suppliers and are typically available from numerous sources, some of which are located in China and Europe. The COVID-19 pandemic and ongoing supply chain disruptions, resulting in supply shortages and higher shipping charges, have impacted our suppliers and could continue to impact our ability to maintain supplies of products and the costs associated with obtaining raw materials and key components. We continue to monitor the effects of these impacts on our supply chain in order to maintain regular and timely supply of raw materials to our business segments.
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
Government Regulations and Environmental Matters
Our operations are subject to extensive federal, state, local, and foreign regulatory requirements, including those intended to protect public health and the environment. In the U.S. certain of our products and operations are regulated by the Environmental Protection Agency. Similar regulations have been adopted by authorities in foreign countries where we sell our products, and by state and local authorities in the U.S. In order to conduct our operations in compliance with these laws and regulations we must obtain and maintain numerous permits, approvals and certificates from various federal, state, local, and foreign governmental authorities.
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
On May 5, 2022, we released our 2021 Sustainability Report which established our global sustainability strategy. We conducted a comprehensive environmental, social and governance (“ESG”) materiality assessment to identify our most significant economic, environmental and social impacts. The material ESG topics identified during this process enable our organization to prioritize our investments and actions and provide meaningful disclosures throughout this report. We intend to regularly review and update our ESG priorities on an ongoing basis to ensure they continue to reflect our evolving business operations. The information provided in our 2021 Sustainability Report as well as on our website, is not part of this Annual Report, and is therefore not incorporated by reference into this Annual Report or other filings with the SEC.

Information about our Executive Officers
Our executive officers are:

Name	Age	Position
Warren A. Veltman	61	President and Chief Executive Officer
Michael C. Felcher	50	Senior Vice President – Chief Financial Officer
John R. Buchan	61	Executive Vice President – Mobile Solutions and Power Solutions
Matthew S. Heiter	62	Senior Vice President, General Counsel and Secretary
D. Gail Nixon	52	Senior Vice President and Chief Human Resources Officer
J. Andrew Wall	44	Senior Vice President and Chief Commercial Officer
Warren A. Veltman was appointed President and Chief Executive Officer in September 2019, having previously served as Executive Vice President of Mobile Solutions since January 2018. Mr. Veltman joined NN as part of the Autocam acquisition in 2014 as the Senior Vice President and General Manager of our former Autocam Precision Components Group. Prior to the acquisition, Mr. Veltman served as Chief Financial Officer of Autocam Corporation from 1990 and Secretary and Treasurer since 1991. As previously announced, Mr. Veltman will retire as President and Chief Executive Officer on March 31, 2023; however, such date may be extended in order to facilitate an orderly transition.
Michael C. Felcher was appointed Senior Vice President and Chief Financial Officer in July 2021 having previously served as Vice President, Chief Accounting Officer since June 2018. Prior to joining the Company, Mr. Felcher served as the Vice President, North America Chief Financial Officer for JELD-WEN, Inc., a publicly held, global manufacturer of doors and windows, from 2013 to 2017. Before assuming his role at JELD-WEN, Inc., Mr. Felcher served as a Director of Finance for United Technologies Corp. following its acquisition of Goodrich Corporation in 2012. Previously, Mr. Felcher served in a variety of finance roles at Goodrich. Mr. Felcher began his career at PricewaterhouseCoopers and is a licensed CPA.
John R. Buchan was appointed Executive Vice President of Mobile Solutions in September 2019 and Executive Vice President of Mobile Solutions and Power Solutions in November 2019 having previously served as Vice President of Operations of Mobile Solutions. Mr. Buchan joined NN as part of the Autocam acquisition in 2014, where he served as the Chief Operations Officer. Prior to joining Autocam in 2002, Mr. Buchan held a variety of technical leadership roles at Benteler Automotive, culminating in his appointment as Executive Vice President of the Exhaust Products Group. Mr. Buchan has spent his entire career in operations roles, beginning with General Motors Central Foundry and Rochester Products Divisions. As previously announced, Mr. Buchan will retire as Executive Vice President of Mobile Solutions and Power Solutions on March 31, 2023; however, such date may be extended in order to facilitate an orderly transition.
Matthew S. Heiter joined us as Senior Vice President, General Counsel and Secretary in July 2015. Prior to joining NN, Mr. Heiter was a shareholder in the law firm of Baker, Donelson, Bearman, Caldwell and Berkowitz, P.C. from May 1996 to December 1999 and from July 2002 to July 2015, where he served as chairman of the firm’s Securities and Corporate Governance Practice Group. From January 2000 to July 2002, Mr. Heiter served as the Executive Vice President, General Counsel, and Secretary of Internet Pictures Corporation, a publicly traded internet technology company.
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
J. Andrew Wall joined us as Senior Vice President and Chief Commercial Officer in January 2022. Prior to joining NN, he served in numerous management positions for ABB, Ltd. (“ABB”), a publicly held, global manufacturer of heavy electrical equipment and automation technology. Mr. Wall served as ABB’s Vice President, Product Marketing and Sales, Electrification U.S. from January 2018 through December 2021, where he was responsible for leading the creation and implementation of ABB's U.S. product marketing strategy. Before that, Mr. Wall served as Vice President and General Manager, Power Products Services U.S. for ABB from July 2015 through December 2017.
Available Information - SEC Filings
We make available free of charge, in the “Investor Relations” section of our website (www.nninc.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.

Item 1A.    Risk Factors
The following risks and uncertainties may have a material affect on our business, prospects, financial condition, results of operations, and cash flows, and should be considered in connection with the other information contained in this Annual Report on Form 10-K. If any of the events described below were to actually occur, our business, prospects, financial condition, results of operations, or cash flows could be adversely affected, and results could differ materially from expected and historical results. The risks and uncertainties described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, prospects, financial condition, results of operations, and cash flows.
Risks Related to Our Operations
Pandemics, epidemics, disease outbreaks and other public health crises, such as the COVID-19 pandemic, could materially adversely impact our business, financial condition, results of operations and cash flows.
Pandemics, epidemics or disease outbreaks in the U.S. or globally, including the COVID-19 pandemic, have disrupted, and may in the future disrupt, our business, which could materially affect our results of financial condition, results of operations and cash flows. Any such events may adversely impact our global supply chain and global manufacturing operations and cause us to again suspend our operations in countries and states where we operate. In particular, we have experienced, and could continue to experience, among other things: (1) global supply disruptions, especially in China; (2) labor disruptions; (3) an inability to manufacture; (4) an inability to sell and distribute our products to our customers; (5) a decline in customer demand during and following the pandemic, whether as a result of our inability to satisfy customer demand in a timely manner due to raw material shortages, supply chain disruptions, inflationary cost pressures, or work stoppages experienced by one or more of our customers; and (6) an impaired ability to access credit and the capital markets, especially in light of the rising interest rates. Any new pandemic or other public health crises, or future public health crises, could have a material impact on our business, financial condition, results of operations and cash flows going forward. To the extent any new pandemic or other public health crises adversely affects our business, financial condition, results of operation and cash flows, it may also have the effect of heightening other risks and uncertainties disclosed below.
We depend heavily on a relatively limited number of customers, and the loss of any major customer would have a material adverse effect on our business.
During 2022, sales to various U.S. and foreign divisions of our ten largest customers accounted for approximately 48% of our consolidated net sales. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our revenue and would lower our operating profit margin and cash flows from operations.
Work stoppages or similar difficulties and unanticipated business disruptions could significantly disrupt our operations, reduce our revenues and materially affect our earnings.
We have a complex network of suppliers, owned and leased manufacturing locations, co-manufacturing locations, distribution networks, and information systems that support our ability to consistently provide our products to our customers. Factors that are hard to predict or beyond our control, such as supply chain disruptions, weather, raw material shortages, natural disasters, fires or explosions, political unrest, terrorism, generalized labor unrest, or public health crises, such as the COVID-19 pandemic, could damage or disrupt our operations or our customers’, suppliers’, co-manufacturers’ or distributors’ operations. These disruptions may require additional resources to restore our supply chain or distribution network. If we cannot respond to disruptions in our operations, whether by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or if we are unable to quickly repair damage to our information, production, or supply systems, we may be late in delivering, or be unable to deliver, products to our customers and may also be unable to track orders, inventory, receivables, and payables. If that occurs, our customers’ confidence in us and long-term demand for our products could decline. Any of these events could materially and adversely affect our product sales, financial condition, and operating results.
We operate in and sell products to customers outside the U.S. and are subject to several risks related to doing business internationally.
We obtain a majority of our raw materials from overseas suppliers, actively participate in overseas manufacturing operations and sell to a large number of international customers. During the year ended December 31, 2022, sales to customers located outside of the U.S. accounted for 39% of our consolidated net sales. As a result of doing business internationally, we face risks associated with the following:
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
•political uncertainty, instability, civil unrest, government controls over certain sectors and human rights concerns in countries, including but not limited to, China, in which our suppliers, manufacturing operations, and customers are located; and
•changes in the geopolitical environment, wars, conflicts, or trade barriers or blockades in the European Union and Asia, which may adversely affect business activity and economic conditions globally and could continue to contribute to instability in global financial and foreign exchange markets, as well as disrupt the free movement of goods, services, and people between countries.
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
Any security breach or disruption to our information technology systems could materially adversely affect our business, financial condition, results of operations, and reputation.
We rely on proprietary and third-party information technology systems to process, transmit and store information and to manage or support our business processes. We store and maintain confidential financial and business information regarding us and persons with whom we do business on our information technology systems. We also collect and hold personally identifiable information of our employees in connection with their employment. In addition, we engage third-party service providers that may collect and hold personally identifiable information of our employees in connection with providing business services to us, including web hosting, accounting, payroll and benefit services. The protection of the information technology systems on which we rely is critically important to us. We take steps, and generally require third-party service providers to take steps, to protect the security of the information maintained in our and our service providers’ information technology systems, including the use of systems, software, tools, and monitoring to provide security for processing, transmitting, and storing of the information. Despite our security measures and business continuity plans, we face risks associated with security breaches or disruptions to the information technology systems on which we rely, which could result from, among other incidents, attacks by hackers, computer viruses, malware (including “ransomware”), phishing attacks or breaches due to errors or malfeasance by employees, contractors and others who have access to these systems. Our third-party service providers could also be the source of a cybersecurity attack on, or breach of, our information technology systems. Techniques used in cybersecurity attacks to obtain unauthorized access, disable or sabotage information technology systems change frequently, as data breaches and other cybersecurity events have become increasingly commonplace, including as a result of the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflict in Ukraine.
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
A data security incident could compromise our or our service providers’ information technology systems, and the information stored by us or our service providers, including personally identifiable information of employees, could be accessed, misused, publicly disclosed, corrupted, lost, or stolen. Any failure to prevent a data breach or a security failure of our or our service providers’ information technology systems could interrupt our operations, result in downtime, divert our planned efforts and resources from other projects, damage our reputation and brand, damage our competitive position, subject us to liability claims or regulatory penalties under laws protecting the privacy of personal information. Similarly, if our third-party service providers fail to use adequate security or data protection processes, or use personal information in an unpermitted or improper manner, we may be liable for certain losses and it may damage our reputation. Various events described above have occurred in the past and may occur in the future. Although impacts of past events have been immaterial, the impacts of such events in the future may materially and adversely affect our business, financial condition, or results of operations.
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
Our medical devices are subject to regulation by numerous government agencies, including the Food and Drug Administration (“FDA”) and comparable agencies outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. We cannot guarantee that we will be able to obtain marketing clearance for our new products or enhancements or modifications to existing products. If such approval is obtained, it may:

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
Increasing scrutiny and evolving expectations with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
In addition to the increased legislative and regulatory attention to climate change, customer, investor, and employee expectations in ESG have been rapidly evolving and increasing. While we have been committed to continuous improvements to our product portfolio to meet anticipated regulatory standard levels, if customers, regulators or investors demand we increase our greenhouse gas emission or renewable energy disclosures or our ESG initiatives, we may have to implement additional reporting standards and reporting requirements. If we fail to meet customer, investor, or employee expectations, we may be unable to attract or retain our consumer base or talent. Further, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact or that economic returns will reflect our investments in new product development.
The standards by which ESG efforts and related matters are measured are developing and evolving, and we could be criticized for the scope of our initiatives and goals, or lack thereof. If we fail to comply with the evolving customer or investor or employee expectations and standards, or if we are perceived to have failed to adequately respond to such expectations and standards, we may suffer from reputational damage, which could have an adverse impact on our business or financial condition.
Risks Related to Our Capitalization
Our indebtedness could adversely affect our business, prospects, financial condition, results of operations, or cash flows.
As of December 31, 2022, we had $157.1 million of indebtedness outstanding and $35.3 million available for future borrowings under our asset backed credit facility (the “ABL Facility”). Our debt obligations could have important consequences, including:
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
Approximately 25% of our revenues are denominated in foreign currencies, which may result in additional risk of fluctuating currency values and exchange rates and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits. In 2022, the U.S. dollar strengthened against foreign currencies which unfavorably affected our revenue by $4.2 million. In contrast, a weakening of the U.S. dollar may beneficially affect our business, prospects, financial condition, results of operations, or cash flows.
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
Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable and may prevent stockholders from receiving a takeover premium for their shares. These provisions include, for example, the authorization of our board of directors to issue up to five million preferred shares without a stockholder vote and that stockholders may not call a special meeting.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.     Properties
As of December 31, 2022, we owned or leased 31 facilities in a total of six countries, which includes a 49% equity interest in a manufacturing joint venture in China. Utilization of these sites may vary with product mix and economic, seasonal, and other business conditions. Our plants generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. Due to a strategic shift to focus on growth opportunities and ongoing efforts to optimize the Company’s manufacturing footprint, we plan to cease manufacturing operations at several facilities during 2023. The following table lists the current locations of our facilities by segment.

Mobile Solutions Group

Location	General Character	Country	Owned or Leased
Boituva, Brazil (1)	Plant	Brazil	Leased
Campinas, Brazil	Office	Brazil	Leased
Dowagiac, Michigan	Plant	U.S.A.	Owned
Juarez, Mexico	Plant	Mexico	Leased
Kamienna Gora, Poland	Plant	Poland	Owned
Kentwood, Michigan	Plant 1	U.S.A.	Leased
Kentwood, Michigan	Plant 2	U.S.A.	Leased
Kentwood, Michigan	Plant 3, Warehouse	U.S.A.	Leased
Kentwood, Michigan	Office	U.S.A.	Owned
Marnaz, France	Plant	France	Owned
Marshall, Michigan	Plant 1	U.S.A.	Leased
Marshall, Michigan (1)	Plant 2	U.S.A.	Leased
Sao Joao da Boa Vista, Brazil	Plant 1	Brazil	Leased
Sao Joao da Boa Vista, Brazil	Plant 2	Brazil	Leased
Wellington, Ohio	Plant 1	U.S.A.	Leased
Wellington, Ohio (1)	Plant 2	U.S.A.	Leased
Wuxi, China	Plant	China	Leased
Power Solutions Group

Location	General Character	Country	Owned or Leased
Algonquin, Illinois	Plant	U.S.A.	Owned
Attleboro, Massachusetts	Plant 1	U.S.A.	Owned
Attleboro, Massachusetts	Plant 2	U.S.A.	Leased
Attleboro, Massachusetts	Plant 3	U.S.A.	Owned
Attleboro, Massachusetts	Office, Warehouse	U.S.A.	Owned
Foshan City, China	Plant	China	Leased
Irvine, California (1)	Plant	U.S.A.	Leased
Lubbock, Texas	Plant	U.S.A.	Owned
Mexico City, Mexico	Plant	Mexico	Owned
North Attleboro, Massachusetts	Plant	U.S.A.	Owned
Palmer, Massachusetts	Plant	U.S.A.	Leased
Taunton, Massachusetts (1)	Plant	U.S.A.	Leased
Joint Venture

Location	General Character	Country	Owned or Leased
Wuxi, China	Plant	China	Leased
_______________________________
(1)    Facilities that we plan to close during 2023.
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
Item 4.     Mine Safety Disclosures
Not applicable.

PART II
Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is traded on Nasdaq under the trading symbol “NNBR.” As of February 24, 2023, there were 3,878 beneficial owners of record of our common stock.
The following graph and table compare the cumulative total shareholder return on our common stock with the cumulative total shareholder return of: (i) the Russell 2000® Index, which is a broad equity market index, and (ii) the S&P SmallCap 600® Industrials Index, which is a published industry index, for the period from December 31, 2017, to December 31, 2022. The following graph and table assume that a $100 investment was made at the close of trading on December 31, 2017. We cannot assure you that the performance of our common stock will continue in the future with the same or similar trend depicted on the graph.
Comparison of Five-Year Cumulative Total Return
(Performance results through December 31, 2022)

$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
NN, Inc.
Russell 2000
S&P SmallCap 600 Industrials

	2017	2018	2019	2020	2021	2022
NN, Inc.	$100.00	$24.78	$35.02	$24.87	$15.52	$5.68
Russell 2000	$100.00	$88.99	$111.70	$134.00	$153.85	$122.41
S&P SmallCap 600 Industrials	$100.00	$87.85	$113.89	$127.53	$160.56	$145.46
Source: Zachs Investment Research, Inc.
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
A detailed discussion of our results of operations and liquidity and capital resources for the year ended December 31, 2021 compared to the year ended December 31, 2020 are not included herein and can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 11, 2022.
Overview and Management Focus
Our strategy and management focus are based upon the following long-term objectives
•Organic growth within our segments;
•Improved operating margins;
•Cost reduction;
•optimization of manufacturing footprint;
•Efficient capital deployment;
•Debt leverage ratio improvement;
•Capital management initiatives; and
•Employee health, safety, and satisfaction;
Management generally focuses on these trends and relevant market indicators
•Trends related to the geographic migration of competitive manufacturing, electric vehicles, and electrification;
•Costs subject to regional and global inflationary environments, including, but not limited to:
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
The calculation of tax assets, liabilities, and expenses under U.S. GAAP is largely dependent on management judgment of the current and future deductibility and utilization of taxable expenses and benefits using a more likely than not threshold. Specifically, the realization of deferred tax assets and the certainty of tax positions taken are largely dependent upon management weighting the current positive and negative evidence for recording tax benefits and expenses. A significant piece of objective negative evidence evaluated is cumulative losses incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future earnings growth. We have recorded a U.S. deferred tax liability for foreign earnings which are not indefinitely reinvested.  We treat global intangible low-taxed income (“GILTI”) as a periodic charge in the year in which it arises and therefore do not record deferred taxes for basis differences associated with GILTI.
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

Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the year ended December 31, 2022, that management believes are important to provide an understanding of the business and results of operations or that may influence operations in the future.
Macroeconomic Conditions
We continue to monitor the ongoing impacts of current macroeconomic and geopolitical events, including changing conditions from the COVID-19 pandemic, the ongoing Russia-Ukraine conflict, inflationary cost pressures, rising interest rates, supply chain disruptions, and labor shortages.
The COVID-19 pandemic and governmental responses thereto, including COVID-19 lockdowns in China, continue to impact our business operations and our customers' and suppliers' ability to operate at normal levels. Disruptions in normal operating levels continue to create supply chain disruptions and inflationary cost pressures within our end-markets. We anticipate that supply chain constraints and the inflationary environment, as impacted by the COVID-19 pandemic, will continue into 2023.
The Russia-Ukraine conflict also continues to create volatility in global financial and energy markets, creating energy and supply chain shortages, which has added to the inflationary pressures experienced by the global economy. We continue to actively work with our suppliers to minimize impacts of supply shortages on our manufacturing capabilities. Although our business has not been materially impacted by the ongoing Russia-Ukraine conflict we cannot predict the extent to which our operations, or those of our customers or suppliers, will be impacted in the future, or the ways in which the conflict may impact our business, financial condition, results of operations and cash flows.
The U.S. economy is experiencing broad and rapid inflation and rising interest rates, as well as supply issues in materials, services, and labor due to economic policy, the COVID-19 pandemic and, more recently, the Russia-Ukraine conflict. These impacts are likely to persist into 2023 and beyond. We cannot predict the impact on the Company’s end-markets or input costs nor the ability of the Company to recover cost increases through pricing.
Sales Concentration
During the years ended December 31, 2022, 2021 and 2020, no single customer accounted for 10% or more of consolidated net sales.
Financial Data as a Percentage of Net Sales
The following table presents the percentage of our net sales represented by statement of operations line item.

	Years Ended December 31,
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	84.4%	81.7%	80.4%
Selling, general, and administrative expense	10.0%	10.8%	13.6%
Depreciation and amortization	9.5%	9.7%	10.7%
Goodwill impairment	—%	—%	21.7%
Other operating expense (income), net	0.4%	(0.2)%	1.1%
Loss from operations	(4.2)%	(1.9)%	(27.5)%
Interest expense	3.0%	2.7%	4.4%
Loss on extinguishment of debt and write-off of debt issuance costs	—%	0.5%	—%
Derivative payments on interest rate swap	—%	0.4%	1.0%
Loss on interest rate swap	—%	0.4%	2.7%
Other income, net	(1.0)%	(1.1)%	—%
Loss from continuing operations before benefit (provision) for income taxes and share of net income from joint venture	(6.2)%	(4.7)%	(35.6)%
Benefit (provision) for income taxes	(0.3)%	0.4%	2.1%
Share of net income from joint venture	1.3%	1.3%	0.8%
Loss from continuing operations	(5.2)%	(3.0)%	(32.6)%
Income from discontinued operations, net of tax	—%	0.3%	9.1%
Net loss	(5.2)%	(2.8)%	(23.5)%

Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

	Years Ended December 31,
	2022	2021	$ Change
Net sales	$498,738	$477,584	$21,154
Cost of sales (exclusive of depreciation and amortization shown separately below)	421,105	389,995	$31,110
Selling, general, and administrative expense	49,635	51,489	(1,854)
Depreciation and amortization	47,231	46,195	1,036
Other operating expense (income), net	1,859	(1,091)	2,950
Loss from operations	(21,092)	(9,004)	(12,088)
Interest expense	15,041	12,664	2,377
Loss on extinguishment of debt and write-off of debt issuance costs	—	2,390	(2,390)
Derivative payments on interest rate swap	—	1,717	(1,717)
Loss on interest rate swap	—	2,033	(2,033)
Other income, net	(5,064)	(5,366)	302
Loss from continuing operations before benefit (provision) for income taxes and share of net income from joint venture	(31,069)	(22,442)	(8,627)
Benefit (provision) for income taxes	(1,621)	1,756	(3,377)
Share of net income from joint venture	6,592	6,261	331
Loss from continuing operations	(26,098)	(14,425)	(11,673)
Income from discontinued operations, net of tax	—	1,200	(1,200)
Net loss	$(26,098)	$(13,225)	$(12,873)
Net Sales. Net sales increased by $21.2 million, or 4.4%, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to increased pricing partially offset by lower volume and unfavorable foreign exchange effects of $4.2 million.
Cost of Sales.  Cost of sales increased by $31.1 million, or 8.0%, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to inflationary costs and unfavorable overhead absorption, partially offset by lower sales volume and favorable foreign exchange effects.
Selling, General, and Administrative Expense.  Selling, general, and administrative expense decreased by $1.9 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to lower incentive compensation, severance and retention expense. These decreases were partially offset by higher stock compensation expense, higher professional fees and increased travel costs.
Other Operating Expense (Income), Net. Other operating expense (income), net changed unfavorably by $3.0 million primarily due to a legal settlement reached during the first quarter of 2022 and the gain on the sale of a facility that was recognized in the third quarter of 2021.
Interest Expense.  Interest expense increased by $2.4 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to higher interest rates and a larger average debt balance as a result of the credit facility and preferred stock refinance that occurred during the first quarter of 2021. In addition, borrowings on the ABL Facility during the year ended December 31, 2022 contributed to higher interest expense. These increases were partially offset by a higher amount of interest expense that was capitalized in 2022 compared with the prior year and the positive impact of the interest rate swap.

	Years Ended December 31,
	2022	2021
Interest on debt	$14,071	$10,800
Interest rate swap settlements	(428)	77
Amortization of debt issuance costs and discount	1,361	1,381
Capitalized interest	(610)	(300)
Other	647	706
Total interest expense	$15,041	$12,664
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
Other Income, Net. Other income, net changed unfavorably by $0.3 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to lower derivative mark-to-market gains recognized in 2022, partially offset by the impact of a litigation settlement in 2021 and more favorable foreign exchange effects associated with intercompany borrowings.
Benefit (Provision) for Income Taxes. Our effective tax rate was (5.2)% for the year ended December 31, 2022, compared to 7.8% for the year ended December 31, 2021. Our effective tax rate for the year ended December 31, 2022 was unfavorably impacted by the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. The effective tax rate for the year ended December 31, 2022 was favorably impacted by the recording of interest income on the Company’s federal income tax refund requested as a result of the Coronavirus Aid, Relief, and Economic Security Act, as well as the recording of a benefit of a pending state refund claim. Our effective tax rate for the year ended December 31, 2021 was favorably impacted by the change in assertion and reduction in the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and unfavorably impacted by the limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized.
Share of Net Income from Joint Venture. Share of net income from the JV increased by $0.3 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to higher sales partially offset by higher operating costs in the current year. The JV, in which we own a 49% investment, recognized net sales of $101.6 million and $94.8 million for the years ended December 31, 2022 and 2021, respectively.
Income from Discontinued Operations, Net of Tax. We recognized a gain of $1.2 million during the year ended December 31, 2021, due to the favorable resolution of a tax indemnity that resulted from the sale of our Life Sciences business in 2020.
Results by Segment
MOBILE SOLUTIONS

	Year Ended December 31,
	2022	2021	$ Change
Net sales	$293,536	$285,863	$7,673
Income (loss) from operations	$(2,165)	$9,039	$(11,204)
Net sales increased by $7.7 million, or 2.7%, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to increased pricing, partially offset by lower sales of diesel components due to lower European demand which was impacted by the war in Ukraine, COVID-19 interruptions in China, lost sales associated with certain fuel systems reaching end of production, and unfavorable foreign exchange effects of $4.1 million.
Income (loss) from operations decreased by $11.2 million during the year ended December 31, 2022 compared to the prior year, primarily due to inflationary costs not fully recovered in customer pricing, unfavorable overhead absorption, start-up costs associated with Mexico new business launches, and variable cost inefficiencies associated with supply chain interruptions, uneven customer ordering patterns, and labor constraints caused by pandemic interruptions. These decreases were partially offset by lower incentive compensation expense.
POWER SOLUTIONS

	Year Ended December 31,
	2022	2021	$ Change
Net sales	$205,204	$191,800	$13,404
Income from operations	$3,536	$6,493	$(2,957)
Net sales increased by $13.4 million, or 7.0%, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to higher customer pricing.
Income from operations decreased by $3.0 million during the year ended December 31, 2022 compared to the same period in the prior year, primarily due to a $1.8 million litigation settlement to resolve a claim from 2016, an increase in amortization expense, and the absence of a gain on the sale of a facility in the third quarter of 2021. These decreases were partially offset by the impact of higher customer pricing.
Changes in Financial Condition from December 31, 2021 to December 31, 2022
Overview
From December 31, 2021 to December 31, 2022, total assets decreased by $33.0 million primarily due to normal depreciation and amortization of fixed assets and intangible assets. These decreases were partially offset by increases in accounts receivable and inventories during the year ended December 31, 2022. The increase in accounts receivable is due to higher sales during the end of the current year compared with the end of 2021. The value of inventory increased due to higher material and labor costs as well as higher quantities to maintain customer safety stock due to ongoing supply chain interruptions, especially in China.
From December 31, 2021 to December 31, 2022, total liabilities decreased by $5.9 million, primarily due to lower employee incentive compensation accruals and a decrease in the valuation of certain derivatives. These decreases were offset by an increase in accounts payable attributed to higher inventory balances at December 31, 2022.
Working capital, which consists of current assets less current liabilities, was $112.9 million as of December 31, 2022, compared to $122.3 million as of December 31, 2021. The decrease was primarily due to increases in accounts payable and other current liabilities, partially offset by increases in accounts receivable and inventory.
Cash Flows
Cash provided by operations was $7.7 million for the year ended December 31, 2022, compared with cash provided by operations of $15.6 million for the year ended December 31, 2021. The decrease was primarily due to an increase in net loss and increases in accounts receivable and inventory, partially offset by dividends received from our unconsolidated joint venture and lower income tax payments in 2022.
Cash used in investing activities was $17.5 million for the year ended December 31, 2022, compared with cash used in investing activities of $36.1 million for the year ended December 31, 2021. The decrease was primarily due to cash paid to settle the interest rate swap in the first quarter of 2021.
Cash used in financing activities was $5.2 million for the year ended December 31, 2022, compared with cash provided by financing activities of $2.6 million for the year ended December 31, 2021. The difference was primarily due to the debt and preferred stock refinancing in the first quarter of 2021.
Liquidity and Capital Resources
Credit Facility
The principal amount outstanding under our term loan facility (the “Term Loan Facility”) as of December 31, 2022, was $147.4 million, without regard to unamortized debt issuance costs and discount. As of December 31, 2022, we had $35.3 million available for future borrowings under the ABL Facility. This amount of borrowing capacity is net of $1.0 million of outstanding borrowings and $11.0 million of outstanding letters of credit at December 31, 2022, which are considered as usage of the ABL Facility.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. We may be required to make additional principal payments annually that are calculated as a percentage of our excess cash flow, as defined by the lender, based on our net leverage ratio. Outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month LIBOR (subject to a 1.000% floor) plus an applicable margin of 6.875% or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Based on the interest rate in effect at December 31, 2022, and the fixed rate on the 2021 interest rate swap, annual interest payments would be approximately $14.7 million.
The ABL Facility bears interest on a variable rate structure with borrowings bearing interest at one-month LIBOR plus an applicable margin of 1.75%. The interest rate in effect at December 31, 2022, was 6.00%. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility.
We were in compliance with all requirements under our Term Loan Facility and ABL Facility as of December 31, 2022. Both credit facilities allow for optional expansion of available borrowings, subject to certain terms and conditions. On March 3, 2023, we amended our Term Loan Facility and ABL Facility to adjust certain covenants under the agreements, as well as to change the applicable base rate on which interest expense is determined. See Note 11 of the Notes to Consolidated Financial Statements.
Accounts Receivable Sales Programs
We participate in programs established by our customers which allows us to sell certain receivables from that customer on a non-recourse basis to a third-party financial institution. In exchange, we receive payment on the receivables, less a discount, sooner than under the customary credit terms we have extended to that customer. These programs allow us to improve working capital and cash flows at the same or lower interest rates as available on our ABL Facility. Our access to these programs is dependent on our customers ongoing agreements with the third-parties. Our participation in these programs is based on our specific cash needs throughout the year, the discount charged to receive payment earlier, the length of the payment terms with our customers, as well being subject to limits in our ABL Facility and Term Loan Facility agreements.
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
On July 22, 2021, we entered into a fixed-rate interest rate swap agreement to change the LIBOR-based component of the interest rate on a portion of our variable rate debt to a fixed rate of 1.291% (the “2021 Swap”). The 2021 Swap has a notional amount of $60.0 million and a maturity date of July 31, 2024. The objective of the 2021 Swap is to eliminate the variability of cash flows in interest payments on the first $60.0 million of variable rate debt attributable to changes in benchmark one-month LIBOR interest rates. The hedged risk is the interest rate risk exposure to changes in interest payments, attributable to changes in benchmark one-month LIBOR interest rates over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable rate debt. We designated the 2021 Swap as a cash flow hedge at inception. Cash settlements of the 2021 Swap are recognized in interest expense. Refer to Note 19 in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion about the interest rate swap.
At December 31, 2022, we had $147.4 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month LIBOR would have resulted in a net increase in interest expense of $0.9 million on an annualized basis.
At December 31, 2022, using one-month LIBOR plus a 1.75% spread, the interest rate on the $1.0 million of outstanding borrowings under the ABL Facility was 6.00%.

Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We invoice and receive payment from many of our customers in various other currencies. Additionally, we are party to third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. Various strategies to manage this risk are available to management, including producing and selling in local currencies and hedging programs. We did not hold a position in any foreign currency derivatives as of December 31, 2022.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NN, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of NN, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 10, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
March 10, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NN, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NN, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2023 expressed an unqualified opinion.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Charlotte, North Carolina
March 10, 2023

NN, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Net sales	$498,738	$477,584	$427,534
Cost of sales (exclusive of depreciation and amortization shown separately below)	421,105	389,995	343,594
Selling, general, and administrative expense	49,635	51,489	58,055
Depreciation and amortization	47,231	46,195	45,680
Goodwill impairment	—	—	92,942
Other operating expense (income), net	1,859	(1,091)	4,720
Loss from operations	(21,092)	(9,004)	(117,457)
Interest expense	15,041	12,664	18,898
Loss on extinguishment of debt and write-off of debt issuance costs	—	2,390	144
Derivative payments on interest rate swap	—	1,717	4,133
Loss on interest rate swap	—	2,033	11,669
Other income, net	(5,064)	(5,366)	(213)
Loss from continuing operations before benefit (provision) for income taxes and share of net income from joint venture	(31,069)	(22,442)	(152,088)
Benefit (provision) for income taxes	(1,621)	1,756	8,972
Share of net income from joint venture	6,592	6,261	3,626
Loss from continuing operations	(26,098)	(14,425)	(139,490)
Income from discontinued operations, net of tax (Note 2)	—	1,200	38,898
Net loss	$(26,098)	$(13,225)	$(100,592)
Other comprehensive income (loss):
Foreign currency translation loss	$(8,156)	$(1,135)	$(1,683)
Reclassification adjustment for discontinued operations	—	—	5,961
Interest rate swap:
Change in fair value, net of tax	3,358	59	(12,443)
Reclassification adjustment for (gains) losses included in net loss, net of tax	(420)	2,906	18,987
Other comprehensive income (loss)	$(5,218)	$1,830	$10,822
Comprehensive loss	$(31,316)	$(11,395)	$(89,770)
Basic net loss per common share:
Loss from continuing operations per common share	$(0.83)	$(0.82)	$(3.60)
Income from discontinued operations per common share	—	0.03	0.92
Net loss per common share	$(0.83)	$(0.79)	$(2.68)
Weighted average common shares outstanding	44,680	44,011	42,199
Diluted net loss per common share:
Loss from continuing operations per common share	$(0.83)	$(0.82)	$(3.60)
Income from discontinued operations per common share	—	0.03	0.92
Net loss per common share	$(0.83)	$(0.79)	$(2.68)
Weighted average common shares outstanding	44,680	44,011	42,199

See Notes to Consolidated Financial Statements.

NN, Inc.
Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$12,808	$28,656
Accounts receivable, net of allowances of $1,469 and $1,352 at December 31, 2022 and 2021, respectively	74,129	71,419
Inventories	80,682	75,027
Income tax receivable	12,164	11,808
Prepaid assets	2,794	2,172
Other current assets	9,123	7,200
Total current assets	191,700	196,282
Property, plant and equipment, net	197,637	209,105
Operating lease right-of-use assets	46,713	46,443
Intangible assets, net	72,891	88,718
Investment in joint venture	31,802	34,045
Deferred tax assets	102	314
Other non-current assets	5,282	4,194
Total assets	$546,127	$579,101
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,871	$36,710
Accrued salaries, wages and benefits	11,671	17,739
Income tax payable	926	2,072
Current maturities of long-term debt	3,321	3,074
Current portion of operating lease liabilities	5,294	5,704
Other current liabilities	11,723	8,718
Total current liabilities	78,806	74,017
Deferred tax liabilities	5,596	7,456
Long-term debt, net of current portion	149,389	151,052
Operating lease liabilities, net of current portion	51,411	51,295
Other non-current liabilities	9,960	17,289
Total liabilities	295,162	301,109
Commitments and contingencies (Note 13)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at December 31, 2022 and 2021, respectively	64,701	53,807
Stockholders’ equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 43,856 and 43,027 shares issued and outstanding at December 31, 2022 and 2021, respectively	439	430
Additional paid-in capital	468,143	474,757
Accumulated deficit	(245,198)	(219,100)
Accumulated other comprehensive loss	(37,120)	(31,902)
Total stockholders’ equity	186,264	224,185
Total liabilities, preferred stock, and stockholders’ equity	$546,127	$579,101

See Notes to Consolidated Financial Statements.

NN, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock				Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital	Warrants			Total
Balance as of December 31, 2019	42,313	$423	$501,615	$1,076	$(105,283)	$(44,554)	$353,277
Net loss	—	—	—	—	(100,592)	—	(100,592)
Dividends accrued for preferred stock	—	—	(12,373)	—	—	—	(12,373)
Shares issued under stock incentive plans, net of forfeitures	417	4	(4)	—	—	—	—
Share-based compensation expense	—	—	4,251	—	—	—	4,251
Restricted shares forgiven for taxes	(44)	—	(157)	—	—	—	(157)
Reclassification of warrants to liabilities	—	—	—	(1,076)	—	—	(1,076)
Other comprehensive income	—	—	—	—	—	10,822	10,822
Balance as of December 31, 2020	42,686	$427	$493,332	$—	$(205,875)	$(33,732)	$254,152
Net loss	—	—	—	—	(13,225)	—	(13,225)
Dividends accrued for preferred stock	—	—	(21,478)	—	—	—	(21,478)
Shares issued under stock incentive plans, net of forfeitures	387	4	(4)	—	—	—	—
Share-based compensation expense	—	—	3,221	—	—	—	3,221
Restricted shares forgiven for taxes	(52)	(1)	(362)	—	—	—	(363)
Shares issued for option exercises	6	—	48	—	—	—	48
Other comprehensive income	—	—	—	—	—	1,830	1,830
Balance as of December 31, 2021	43,027	$430	$474,757	$—	$(219,100)	$(31,902)	$224,185
Net loss	—	—	—	—	(26,098)	—	(26,098)
Dividends accrued for preferred stock	—		(10,894)	—	—	—	(10,894)
Shares issued under stock incentive plans, net of forfeitures	860	9	(9)	—	—	—	—
Share-based compensation expense			4,377	—	—	—	4,377
Restricted shares forgiven for taxes	(31)	—	(88)	—	—	—	(88)
Other comprehensive loss	—	—	—	—	—	(5,218)	(5,218)
Balance as of December 31, 2022	43,856	$439	$468,143	$—	$(245,198)	$(37,120)	$186,264

See Notes to Consolidated Financial Statements.

NN, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net loss	(26,098)	(13,225)	(100,592)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of continuing operations	47,231	46,195	45,680
Depreciation and amortization of discontinued operations	—	—	35,731
Amortization of debt issuance costs and discount	1,361	1,381	15,692
Goodwill impairment of continuing operations	—	—	92,942
Goodwill impairment of discontinued operations	—	—	146,757
Impairments of property, plant and equipment	—	—	4,148
Loss on extinguishment of debt and write-off of debt issuance costs	—	2,390	1,532
Total derivative loss (gain), net of cash settlements	(5,265)	(3,259)	15,309
Share of net income from joint venture, net of cash dividends received	(347)	(6,261)	(3,626)
Gain on disposal of discontinued operations, net of tax and cost to sell	—	(1,200)	(233,824)
Share-based compensation expense	4,377	3,216	4,226
Deferred income taxes	(1,814)	(4,845)	(21,697)
Other	(3,207)	(2,611)	(4,730)
Changes in operating assets and liabilities:
Accounts receivable	(4,920)	13,698	10,831
Inventories	(6,672)	(12,959)	5,114
Accounts payable	8,619	343	(8,606)
Income taxes receivable and payable, net	(1,457)	(4,516)	(633)
Other	(4,091)	(2,761)	11,295
Net cash provided by operating activities	7,717	15,586	15,549
Cash flows from investing activities
Acquisition of property, plant and equipment	(17,952)	(18,221)	(23,773)
Proceeds from (cash paid for post-closing adjustments on) sale of business, net of cash sold	—	(3,880)	743,178
Proceeds from sale of property, plant, and equipment	460	1,418	3,317
Cash settlements of interest rate swap	—	(15,420)	(4,133)
Other	—	—	695
Net cash provided by (used in) investing activities	(17,492)	(36,103)	719,284
Cash flows from financing activities
Cash paid for debt issuance costs	(136)	(7,360)	(661)
Proceeds from issuance of preferred stock	—	61,793	—
Redemption of preferred stock	—	(122,434)	—
Proceeds from long-term debt	46,000	171,000	66,195
Repayments of long-term debt	(47,958)	(93,729)	(776,331)
Repayments of short-term debt, net	—	(1,563)	(924)
Other	(3,092)	(5,150)	(3,133)
Net cash provided by (used in) financing activities	(5,186)	2,557	(714,854)
Effect of exchange rate changes on cash flows	(887)	(1,522)	(3,544)
Net change in cash and cash equivalents	(15,848)	(19,482)	16,435
Cash and cash equivalents at beginning of year (1)	28,656	48,138	31,703
Cash and cash equivalents at end of year	12,808	28,656	48,138

See Notes to Consolidated Financial Statements.

NN, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2022	2021	2020
Supplemental schedule of non-cash investing activities:
Non-cash additions to property, plant and equipment	1,266	4,438	9,644
Supplemental disclosures:
Cash paid for interest	13,344	10,739	51,542
Cash paid for income taxes	4,739	7,624	2,241
 _______________________________
(1) Cash and cash equivalents include $13.8 million of cash and cash equivalents that were included in current assets of discontinued operations as of December 31, 2019.

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
In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, ASU 2021-04 requires the issuer to treat a modification of an equity-classified warrant as an exchange of the original warrant. The difference between the fair value of the modified warrant and the fair value of the warrant immediately before modification is then recognized as an issuance cost or discount of the related transaction. Since we do not have any equity-classified written call options that would be subject to this guidance, the adoption of ASU 2021-04 did not have any impact on our consolidated financial statements and related disclosures during the year ended December 31, 2022.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”), which requires business entities to provide certain annual disclosures when they have received government assistance and use a grant or contribution accounting model by analogy to other accounting guidance. We have adopted ASU 2021-10 prospectively for the year ended December 31, 2022.
Cash and Cash Equivalents
Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. We maintain cash balances in transaction accounts with various financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). Although we maintain balances that exceed the federally insured limit, we have not experienced any losses related to these balances, and we believe credit risk to be minimal. We had $12.5 million and $17.6 million in cash and cash equivalents as of December 31, 2022 and 2021, respectively, held at foreign financial institutions.

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
Leases
We determine whether an arrangement is a lease at inception. Lease right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. When the implicit rate is not readily determinable, we use the estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Amortization of lease ROU assets is recognized in expense on a straight-line basis over the lease term.
We recognize short-term leases, which have a term of twelve months or less, on a straight-line basis and do not record a related lease asset or liability for such leases. Finance lease ROU assets consist primarily of equipment used in the manufacturing process with terms of four years to eight years. Operating lease ROU assets consist of the following:
•Equipment used in the manufacturing process as well as office equipment with terms of two years to five years; and
•Manufacturing plants and office facilities with terms of four years to 20 years.
Impairment of Long-Lived Assets
Long-lived tangible and intangible assets subject to depreciation or amortization are tested for recoverability when changes in circumstances indicate the carrying value of these assets, or asset groups, may not be recoverable. A test for recoverability is also performed when management has committed to a plan to dispose of a reporting unit or asset group. Assets to be held and used are tested for recoverability when indications of impairment are evident. Recoverability of a long-lived tangible or intangible asset, or asset group, is evaluated by comparing its carrying value to the future estimated undiscounted cash flows expected to be generated by the asset or asset group. If the asset is deemed not recoverable, then the asset is considered impaired and adjusted to fair value which is then depreciated or amortized over its remaining useful life. Assets to be disposed of are recorded at the lesser of carrying value or fair value less costs of disposal.
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
Revenue Recognition
We generally transfer control and recognize revenue when we ship the product from our manufacturing facility to our customer at a point in time, as this is when our customer obtains the ability to direct use of, and obtain substantially all of the remaining benefits from, the product. In limited circumstances, we recognize revenue over time as services are rendered. We have elected to recognize the cost for freight and shipping when control over products has transferred to the customer as a component of cost of sales.
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
Foreign Currency Translation
Assets and liabilities of our foreign subsidiaries are translated at current exchange rates. Revenue, costs, and expenses are translated at average rates prevailing during each reporting period. Translation adjustments arising from the translation of foreign subsidiary financial statements are reported as a component of other comprehensive income (loss) and accumulated other comprehensive income (loss) within stockholders’ equity. Transactions denominated in foreign currencies, including intercompany transactions, are initially recorded at the current exchange rate at the date of the transaction. The balances are adjusted to the current exchange rate as of each balance sheet date and as of the date when the transaction is consummated. Transaction gains or losses, excluding intercompany loan transactions, are expensed as incurred in either cost of sales or selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) and were immaterial to the years ended December 31, 2022, 2021, and 2020. Transaction gains or losses on intercompany loan transactions are recognized as incurred in the “Other expense (income), net” line in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2022, 2021, and 2020, transaction gains (losses) on intercompany loan transactions were $0.2 million, $(0.5) million, and $(0.8) million, respectively.
Net Income (Loss) Per Common Share
In accordance with ASC 260, Earnings Per Share, we allocate earnings or losses to common stockholders and participating securities using the two-class method to compute earnings per share (“EPS”) unless the treasury stock method results in a lower EPS. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that otherwise would have been available to common stockholders. Participating securities may participate in undistributed earnings with common stock whether or not that participation is conditioned upon the occurrence of a specified event. Under the two-class method, our net income (loss) is reduced (or increased) by the amount that has been or will be distributed to our participating security holders. We have elected to allocate undistributed income to participating securities based on year-to-date results. Our participating securities, which include preferred stock, do not participate in losses.
Basic net income (loss) per common share is computed by dividing net income (loss) allocable to common shares by the weighted average number of common shares outstanding. Diluted net income (loss) per common share includes the effect of warrants, convertible preferred stock, and stock options unless inclusion would not be dilutive.
Government Assistance
For the year ended December 31, 2022, we received $1.4 million in grants and other programs from various governments outside of the U.S. These amounts were received as employment programs, rent abatements, and incentives for capital expenditures in specific locations. Amounts received were recognized as reductions to the underlying expense or capital assets.
Note 2. Discontinued Operations
In October 2020, we sold our Life Sciences business under the terms of a Stock Purchase Agreement (the “SPA”) with affiliates of American Securities LLC for $753.3 million cash. The Life Sciences business included facilities that were engaged in the production of a variety of components, assemblies, and instruments, such as surgical knives, bioresorbable implants, surgical staples, cases and trays, orthopaedic implants and tools, laparoscopic devices, and drug delivery devices for the orthopaedics and medical/surgical end markets. The sale of the Life Sciences business furthered management’s strategy to improve liquidity and create the financial flexibility to pursue key growth areas in the Mobile Solutions and Power Solutions segments. The SPA included a potential earnout payment of up to $70.0 million based on the performance of the Life Sciences business during the year ended December 31, 2022. Since the sold Life Sciences business did not meet the minimum threshold as defined by the SPA, no earnout payment will be received.
After working capital and other closing adjustments, we received cash proceeds at closing of $757.2 million in 2020 and paid $3.9 million to the buyer during the year ended December 31, 2021, for post-closing adjustments. Under the terms of a transition services agreement, we provided certain support services after the sale. In accordance with the terms of the SPA, we agreed to indemnify the buyer for certain tax liabilities on its consolidated federal income tax return related to the Life Sciences business during the portion of the year ended December 31, 2020, prior to the change in ownership on October 6, 2020. We recognized a tax indemnification of $1.2 million during the year ended December 31, 2020 which was reversed during the year ended December 31, 2021, as the actual tax liability was determined to be $0.
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
The following table presents the results of operations of the discontinued operations.

	Years Ended December 31,
	2021	2020
Net sales	$—	$225,255
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	160,464
Selling, general, and administrative expense	—	20,779
Depreciation and amortization	—	35,731
Goodwill impairment	—	146,757
Other operating expense, net	—	41
Income from operations	—	(138,517)
Interest expense	—	48,893
Loss on extinguishment of debt and write-off of debt issuance costs	—	1,388
Other expense, net	—	(322)
Loss from discontinued operations before costs of disposal and benefit for income taxes	—	(188,476)
Benefit for income taxes	—	12,468
Loss from discontinued operations before costs of disposal	—	(176,008)
Gain on disposal of discontinued operations	1,200	212,319
Benefit for income taxes on costs of disposal	—	2,587
Income (loss) from discontinued operations, net of tax	$1,200	$38,898
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

	Years Ended December 31,
	2021	2020
Interest on debt	$—	$35,147
Amortization of debt issuance costs	—	13,990
Capitalized interest and other	—	(244)
Total interest expense of discontinued operations	$—	$48,893

The following table presents the significant noncash items and cash paid for capital expenditures of discontinued operations for each period presented.

	Years Ended December 31,
	2021	2020
Depreciation and amortization	$—	$35,731
Goodwill impairment	—	146,757
Amortization of debt issuance costs	—	13,990
Loss on extinguishment of debt and write-off of debt issuance costs	—	1,388
Acquisition of property, plant and equipment	—	8,416
Right-of-use assets obtained in exchange for new finance lease liabilities	—	695
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	—	6,174
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
•Power Solutions. Power Solutions is focused on growth in the electrical, general industrial, automotive, and medical end markets. Within this group we combine materials science expertise with advanced engineering and production capabilities to design and manufacture a broad range of high-precision metal and plastic components, assemblies, and finished devices used in applications ranging from power control to transportation electrification. We manufacture a variety of products including electrical contacts, connectors, contact assemblies, and precision stampings for the electrical end market and high precision products for the aerospace and defense end market utilizing our extensive process technologies for optical grade plastics, thermally conductive plastics, titanium, Inconel, magnesium, and electroplating. Our medical business includes the production of a variety of tools and instruments for the orthopaedics and medical/surgical end markets.
These divisions are considered our two operating segments as each has engaged in business activities for which it earns revenues and incurs expenses, discrete financial information is available for each, and this is the level at which the chief operating decision maker reviews discrete financial information for purposes of allocating resources and assessing performance.

The following table presents our financial performance by reportable segment.

	Year Ended December 31,
	2022	2021	2020
Net sales:
Mobile Solutions	$293,536	$285,863	$256,360
Power Solutions	205,204	191,800	171,269
Corporate and Consolidations (1)	(2)	(79)	(95)
Total	$498,738	$477,584	$427,534
Income (loss) from operations:
Mobile Solutions	$(2,165)	$9,039	$5,228
Power Solutions	3,536	6,493	(85,983)
Corporate and Consolidations	(22,463)	(24,536)	(36,702)
Total	$(21,092)	$(9,004)	$(117,457)
Depreciation and amortization:
Mobile Solutions	$28,192	$28,769	$28,298
Power Solutions	17,483	15,892	15,730
Corporate and Consolidations	1,556	1,534	1,652
Total	$47,231	$46,195	$45,680
Expenditures for long-lived assets:
Mobile Solutions	$14,590	$15,411	$12,400
Power Solutions	2,401	2,200	2,754
Corporate and Consolidations	961	610	203
Total	$17,952	$18,221	$15,357
_______________________________
(1)     Includes eliminations of intersegment transactions which occur during the ordinary course of business.
The following table summarizes total assets by reportable segment.

	As of December 31,
	2022	2021
Mobile Solutions (1)	$338,338	$357,171
Power Solutions	178,129	184,196
Corporate and Consolidations	29,660	37,734
Total	$546,127	$579,101
_______________________________
(1)     Total assets in Mobile Solutions includes $31.8 million and $34.0 million as of December 31, 2022 and 2021, respectively, related to the investment in our 49% owned joint venture (Note 9).
The following table summarizes long-lived tangible assets by country.

	As of December 31,
	2022	2021
United States	$104,360	$112,430
China	29,603	32,605
France	24,536	26,977
Mexico	15,235	12,056
Brazil	14,829	15,042
Poland	9,074	9,995
All foreign countries	$93,277	$96,675
Total	$197,637	$209,105

Note 4. Accounts Receivable
The following table presents changes in the allowance for credit losses.

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of year	$1,352	$2,044	$2,044
Additions	326	78	505
Write-offs and other	(182)	(734)	(562)
Currency impact	(27)	(36)	57
Balance at end of year	$1,469	$1,352	$2,044
As of December 31, 2022 and 2021, no customer represented greater than 10% of our consolidated accounts receivable balance.
Accounts Receivable Sales Programs
We participate in programs established by our customers which allows us to sell certain receivables from that customer on a non-recourse basis to a third-party financial institution. During the year ended December 31, 2022, we incurred fees of $0.6 million related to the sale of receivables which is recorded in the Other income, net line item on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 5. Inventories
Inventories are comprised of the following amounts:

	As of December 31,
	2022	2021
Raw materials	$32,146	$27,221
Work in process	24,610	24,960
Finished goods	23,926	22,846
Total inventories	$80,682	$75,027
Note 6. Property, Plant and Equipment
Property, plant and equipment are comprised of the following amounts:

	As of December 31,
	2022	2021
Land and buildings	$58,256	$57,991
Machinery and equipment	353,364	344,041
Construction in progress	11,063	5,009
Total	422,683	407,041
Less: Accumulated depreciation	225,046	197,936
Property, plant and equipment, net	$197,637	$209,105
For the years ended December 31, 2022, 2021, and 2020, we recorded depreciation expense of $31.4 million, $31.8 million, and $31.3 million, respectively.
We monitor property, plant and equipment for any indicators of potential impairment. There were no impairment charges for the years ended December 31, 2022 and 2021. We recognized an impairment charge of $4.1 million for the year ended December 31, 2020, related to the early retirement of identified fixed assets. The impairment charge was recorded to the “Other operating expense (income), net,” line item on the Consolidated Statements of Operations and Comprehensive Income (Loss). The impairment charge was determined by writing the assets down to the estimated salvage value, less disposal costs.
Note 7. Goodwill
During the first quarter of 2020, our market capitalization declined to a level that was less than the net book value of our stockholders’ equity. The decline in market capitalization was a triggering event that caused us to perform a goodwill impairment analysis as of March 31, 2020. The goodwill impairment analysis required significant judgments to calculate the fair value for the Power Solutions reporting unit, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for each operating segment, and determination of weighted average cost of capital. Our forecasts used in the goodwill impairment analysis reflected our expectations of declines in sales resulting from the COVID-19 pandemic. Significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including market growth and market share, sales volumes and prices, costs to produce, discount rate, and estimated capital needs. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The carrying value of the Power Solutions reporting unit exceeded the estimated fair value as of the March 31, 2020, analysis. As a result of our analysis, we recorded an impairment loss on goodwill of $92.9 million to the “Goodwill impairment” line on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020. As of December 31, 2022 and 2021, there was no remaining goodwill balance.
Note 8. Intangible Assets
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2020	$29,062	$74,003	$103,065
Amortization	(3,353)	(10,994)	(14,347)
Balance as of December 31, 2021	25,709	63,009	88,718
Amortization	(3,353)	(12,474)	(15,827)
Balance as of December 31, 2022	$22,356	$50,535	$72,891
The following table shows the cost and accumulated amortization of our intangible assets as of December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
	Gross Carrying Value as of Acquisition Date	Accumulated Amortization	Net Carrying Value	Gross Carrying Value as of Acquisition Date	Accumulated Amortization	Net Carrying Value
Customer relationships	$173,746	$(103,021)	$70,725	$173,746	$(87,895)	$85,851
Trademark and trade name	7,527	(5,361)	2,166	7,527	(4,660)	2,867
Total identified intangible assets	$181,273	$(108,382)	$72,891	$181,273	$(92,555)	$88,718
At December 31, 2022, the estimated useful life of customer relationships and trademarks and trade names was 5.3 years and 5.7 years, respectively. Intangible assets that are fully amortized are removed and no longer represented in the gross carrying value or accumulated amortization.
The following table shows estimated future amortization expense for each of the next five years.

Year Ending December 31,
2023	$14,167
2024	13,824
2025	13,824
2026	13,824
2027	11,663
Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. As of December 31, 2022, our market capitalization was at a level that was less than the net book value of our stockholders’ equity, which was deemed a triggering event that caused us to perform impairment analyses on our long-lived assets. Based on our analyses, the carrying values of the long-lived assets were recoverable and no impairment charge was recorded during the year ended December 31, 2022.
Note 9. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method, with the share of net income from the joint venture recorded in the Mobile Solutions segment.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2021	$34,045
Share of earnings	6,592
Dividends paid by joint venture	(6,245)
Foreign currency translation loss	(2,590)
Balance as of December 31, 2022	$31,802

The following tables show summarized financial information of the unconsolidated JV.

	Year Ended December 31,
	2022	2021	2020
Net sales	101,565	94,846	68,216
Cost of sales	84,654	77,620	56,669
Income from operations	15,111	15,429	10,202
Net income	13,453	12,777	7,401

	December 31,
	2022	2021
Current assets	63,141	65,465
Noncurrent assets	79,473	75,222
Current liabilities	66,960	67,206
Noncurrent liabilities	8,695	10,006
We recognized sales to the JV of $0.1 million, $0.4 million, and $0.1 million during the years ended December 31, 2022, 2021, and 2020, respectively. Amounts due to us from the JV as of December 31, 2022 were $0.1 million.
Note 10. Income Taxes
The following table summarizes the income (loss) from continuing operations before benefit (provision) for income taxes and share of net income from joint venture.

	Years Ended December 31,
	2022	2021	2020
United States	$(40,543)	$(35,325)	$(146,963)
Foreign	9,474	12,883	(5,125)
Loss from continuing operations before benefit (provision) for income taxes and share of net income from joint venture	$(31,069)	$(22,442)	$(152,088)
The following table summarizes total income tax expense (benefit) recognized in each year.

	Years Ended December 31,
	2022	2021	2020
Current taxes:
U.S. Federal	$(545)	$(19)	$(299)
State	(625)	(615)	4,599
Foreign	4,576	3,014	2,250
Total current tax expense	3,406	2,380	6,550
Deferred taxes:
U.S. Federal	$(6,245)	$(8,421)	$(10,368)
State	70	(1,099)	(5,368)
Foreign	(986)	(154)	(1,852)
U.S. federal, state and foreign valuation allowance	5,376	5,538	2,066
Total deferred tax benefit	(1,785)	(4,136)	(15,522)
Total income tax expense (benefit)	$1,621	$(1,756)	$(8,972)

The following table presents a reconciliation of income taxes based on the U.S. federal statutory income tax rate.

	Years Ended December 31,
	2022	2021	2020
U.S federal statutory income tax rate	21.0%	21.0%	21.0%
Change in valuation allowance, exclusive of state	(17.5)%	(20.0)%	(1.3)%
State taxes, net of federal taxes, exclusive of tax reform	1.6%	4.5%	0.2%
Non-U.S. earnings taxed at different rates	0.7%	3.0%	1.4%
GILTI	(3.9)%	(6.0)%	(0.1)%
Goodwill impairment	—%	—%	(12.7)%
Deferred true-up	(6.4)%	—%	—%
Research and development tax credit	1.5%	2.3%	0.4%
Change in uncertain tax positions	—%	0.7%	2.2%
CARES Act	—%	—%	2.7%
Interest on CARES Act refund	1.8%	—%	—%
Return to provision	1.3%	0.8%	(0.5)%
Taxes on unremitted foreign earnings	(3.9)%	2.0%	(3.9)%
Restructuring gain	—%	—%	(2.6)%
Intercompany lending	(2.7)%	(5.3)%	—%
Warrant revaluation	3.6%	6.5%	—%
Other adjustments, net	(2.3)%	(1.7)%	(0.9)%
Effective tax rate	(5.2)%	7.8%	5.9%
Our effective tax rate was (5.2)% for 2022 which differed from the U.S. federal statutory tax rate of 21% primarily due to the impact of our valuation allowance change during the year.
Our effective tax rate for continuing operations was 7.8% for 2021. The 2021 effective tax rate for continuing operations differs from the U.S. federal statutory tax rate of 21% primarily due to the impact of our valuation allowance change during the year.
Our effective tax rate for continuing operations was 5.9% for 2020. The 2020 effective tax rate for continuing operations differs from the U.S. federal statutory tax rate of 21% primarily due to (1) the impact of the impairment of nondeductible goodwill which is treated as a permanent difference and (2) the accrual of taxes on unremitted earnings of the foreign subsidiaries which may be repatriated.
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

The following table summarizes the principal components of the deferred tax assets and liabilities.

	As of December 31,
	2022	2021
Deferred income tax liabilities:
Tax in excess of book depreciation	$24,045	$25,732
Intangible assets	16,978	20,812
Operating leases	10,669	10,473
Interest rate swap	754	37
Taxes on unremitted foreign earnings	4,961	5,630
Other deferred tax liabilities	761	1,007
Total deferred income tax liabilities	58,168	63,691
Deferred income tax assets:
Interest expense limitation	10,723	7,141
Goodwill	22,277	24,262
Inventories	2,292	3,368
Section 174 research and development costs	1,859	—
Pension and personnel accruals	1,717	2,422
Operating leases	12,852	12,834
Net operating loss carryforwards	24,299	23,629
Credit carryforwards	2,803	3,044
Accruals and reserves	978	1,435
Other deferred tax assets	3,086	4,223
Deferred income tax assets before valuation allowance	82,886	82,358
Valuation allowance on deferred tax assets	(30,212)	(25,809)
Total deferred income tax assets	52,674	56,549
Net deferred income tax liabilities	$5,494	$7,142
As of December 31, 2022, we had a $33.4 million U.S. federal net operating loss (“NOL”) carryover. The federal NOL has an indefinite life, but utilization within any tax year is limited to 80% of taxable income. Therefore, a valuation allowance of $4.4 million has been established to reduce the attribute balance to the amount expected to be utilized. As of December 31, 2022, we had $239.5 million of state NOL carryovers, which begin to expire in 2030. Management believes that certain of the state NOL carryovers will more likely than not expire prior to utilization. As such, a valuation allowance of $15.8 million (prior to federal benefit) has been established to reduce the state attribute balance to the amount expected to be utilized before expiration. We also have $4.8 million, tax-effected, of foreign NOL carryovers at December 31, 2022.  The foreign NOLs have an indefinite life; however, management believes that benefit for certain of the foreign NOLs may not be realized. Therefore, we have established a valuation allowance of $1.8 million to reduce the carrying value of the asset related to foreign NOLs to the amount that has been determined to be more likely than not realized.
We have $0.2 million and $2.6 million of U.S. federal tax credits and tax credits in foreign jurisdictions, respectively, as of December 31, 2022. We have recognized a valuation allowance of $1.9 million for the foreign tax credits. In addition, we have $2.1 million (prior to federal benefit) of state deferred tax assets for which we believe recognition is not appropriate.
We have a U.S. federal and state deferred tax asset related to interest expense carryforwards. Management believes it is more likely than not that the benefit for this assets will not be realized. We have established a valuation allowance of $8.0 million to eliminate the carrying value of this asset.
Management assesses available positive and negative evidence to estimate whether it is more likely than not sufficient future taxable income will be generated to provide use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated is cumulative losses incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future earnings growth. On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $30.2 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized without consideration of future earnings growth.
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
During 2022, the valuation allowance increased by $4.4 million, primarily due to allowances recorded against U.S. federal net operating loss carryforwards and carryforwards of disallowed interest expense which are subject to certain annual deduction limitations. The increase was partially offset by utilization of previously reserved net operating loss carryforwards in certain foreign jurisdictions, the write-off of deferred tax assets and adjustments to state net operating losses resulting from amended returns for which a full valuation allowance was recorded.
As a result of the deemed mandatory repatriation provisions in the U.S. Tax Cuts and Jobs Act of 2017 and subsequent recognition in income of GILTI, we do not have material basis differences related to cumulative unremitted earnings for U.S. income tax purposes. However, we continue to evaluate the impact that repatriation of foreign earnings would have on withholding and other taxes. As of December 31, 2022, we have recorded a liability of $5.0 million for the anticipated withholding taxes that would be due upon repatriation of the unremitted earnings of those subsidiaries for which management does not intend to permanently reinvest.
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
Interest and penalties related to federal, state, and foreign income tax matters are recorded as a component of the provision for income taxes in our Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued interest and penalties of $0.5 million, $0.5 million, and $0.6 million are included in other non-current liabilities as of December 31, 2022, 2021, and 2020, respectively. In 2022, we accrued $0.6 million of interest on IRS refunds relating to the CARES Act. We initially filed refund claims in 2021 and will be accruing interest quarterly until refunds are received.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties.

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of year	$125	$247	$2,589
Additions for tax positions of prior years	—	—	121
Reductions for tax positions of prior years	(7)	(122)	(2,463)
Balance at end of year	$118	$125	$247
The reduction to unrecognized tax benefits in 2022 is related to the foreign currency remeasurement of previously unrecognized tax benefits. As of December 31, 2022, the unrecognized tax benefits would, if recognized, impact our effective tax rate by $0.6 million, inclusive of the impact of interest and penalties.  Management believes that it is reasonably possible that the amount of unrecognized income tax benefits, including interest and penalties, may not decrease during the next twelve months as no statutes are expected to lapse within the period.
We operate under tax holidays in other countries, which are effective through December 31, 2026, and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The tax holidays did not impact our 2022 foreign taxes. The impact of these tax holidays decreased foreign taxes by $0.2 million and $0.2 million for 2021 and 2020, respectively.

Note 11. Debt
On March 22, 2021, we entered into a new $150.0 million term loan facility (the “Term Loan Facility”) and a new $50.0 million asset backed credit facility (the “ABL Facility”). The following table presents the outstanding debt balances.

	As of December 31,
	2022	2021
Term Loan Facility	$147,375	$148,875
ABL Facility	1,000	—
International loans	8,729	10,930
Total principal	157,104	159,805
Less-current maturities of long-term debt	3,321	3,074
Principal, net of current portion	153,783	156,731
Less-unamortized debt issuance costs and discount (1)	4,394	5,679
Long-term debt, net of current portion	$149,389	$151,052
_______________________________
(1) In addition to this amount, costs of $0.6 million and $0.7 million related to the ABL Facility were recorded in other non-current assets as of December 31, 2022 and 2021, respectively.
We capitalized interest costs of $0.6 million, $0.3 million, and $0.2 million in the years ended December 31, 2022, 2021, and 2020, respectively, related to construction in progress.
Term Loan Facility
Outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month LIBOR (subject to a 1.000% floor) plus an applicable margin of 6.875% or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. At December 31, 2022, the Term Loan Facility bore interest, based on one-month LIBOR, at 11.259%. We have an interest rate swap, which expires in July 2024, that changes the one-month LIBOR to a fixed rate of 1.291% on $60.0 million of the outstanding balance of the Term Loan Facility. Refer to Note 19 for further discussion of the interest rate swap agreement.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. We may be required to make additional principal payments annually that are calculated as a percentage of our excess cash flow, as defined by the lender, based on our net leverage ratio. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all assets other than accounts receivable and inventory and has a second lien on accounts receivable and inventory. On March 3, 2022, we amended our Term Loan Facility, which increased the quarterly maximum consolidated net leverage ratio. We were in compliance with all requirements under the Term Loan Facility as of December 31, 2022.
The Term Loan Facility was issued at a $3.8 million discount and we capitalized an additional $2.8 million in new debt issuance costs. These costs are recorded as a direct reduction to the carrying amount of the associated long-term debt and amortized over the term of the debt.
ABL Facility
The ABL Facility provides for a senior secured revolving credit facility in the amount of $50.0 million, of which $30.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the ABL Facility bear interest on a variable rate structure plus an interest rate spread that is based on the average amount of aggregate revolving commitment available. The variable borrowing rate is either 1) LIBOR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We may elect whether to use one-month, three-month, or six-month LIBOR, subject to a 0.50% floor. Interest payments are due monthly on borrowings that utilize one-month LIBOR and quarterly on borrowings that utilize three-month or six-month LIBOR. At December 31, 2022, using one-month LIBOR plus a 1.75% spread, the weighted average interest rate on outstanding borrowings under the ABL Facility was 6.00%. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility and a 1.875% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is March 22, 2026.
As of December 31, 2022, we had $1.0 million of outstanding borrowings under the ABL Facility, $11.0 million of outstanding letters of credit, and $35.3 million available for future borrowings under the ABL Facility. The ABL Facility has a first lien on accounts receivable and inventory. We were in compliance with all requirements under the ABL Facility as of December 31, 2022.

Loan Amendments
On March 3, 2023, we amended our Term Loan Facility (the “Term Loan Amendment”) and ABL Facility (the “ABL Amendment”) to adjust certain covenants under the agreements, as well as to change the applicable base rate on which interest expense is determined.
The Term Loan Amendment increases the quarterly maximum consolidated net leverage ratio covenant beginning in 2023 and waived the required excess cash flow payment that would have been paid in 2023. The Term Loan Amendment provides for increased utilization of customer programs to accelerate payment terms and also introduces a quarterly domestic liquidity covenant. Interest under the Term Loan Amendment is increased on a paid-in-kind basis at a rate dependent on the Company’s leverage ratio and whether the Company completes a qualifying junior equity raise by June 30, 2023. The Company also issued penny warrants in connection with the Term Loan Amendment. In addition, the base rate for interest expense has been changed from LIBOR to the secured overnight financing rate (“SOFR”).
The ABL Amendment provides for increased utilization of customer programs to accelerate payment terms and also introduces a quarterly domestic liquidity covenant. In addition, the base rate for interest expense has been changed from LIBOR to SOFR.
Future Maturities
The following table lists aggregate maturities of long-term debt for the next five years.

Years Ending December 31,
2023	$3,321
2024	3,166
2025	3,181
2026	143,887
2027	364
Debt Issuance Costs
We recognized a $2.4 million loss on extinguishment for unamortized debt issuance costs that were written off in the year ended December 31, 2021, in connection with the termination of our previous credit facility.
Note 12. Leases
The following table presents components of lease expense:

	Years Ended December 31,
	2022	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$1,318	$1,451	$1,272
Interest expense	351	213	192
Operating lease cost	8,285	8,015	8,397
Short-term lease cost (1)	438	655	591
Sublease income	(195)	—	—
Total lease cost	$10,197	$10,334	$10,452
_______________________________
(1) Excludes expenses related to leases with a lease term of one month or less.

The following table presents lease-related assets and liabilities recorded on the balance sheet.

		As of December 31,
	Financial Statement Line Item	2022	2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$46,713	$46,443
Finance lease assets	Property, plant and equipment, net	12,989	13,641
Total lease assets		$59,702	$60,084

Liabilities:
Current liabilities:
Operating lease liabilities	Current portion of operating lease liabilities	$5,294	$5,704
Finance lease liabilities	Other current liabilities	2,610	3,111
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities, net of current portion	51,411	51,295
Finance lease liabilities	Other non-current liabilities	3,828	5,446
Total lease liabilities		$63,143	$65,556
The following table contains supplemental cash flow information related to leases.

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$351	$213	$192
Operating cash flows used in operating leases	14,214	13,434	13,498
Financing cash flows used in finance leases	3,003	4,836	2,018
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,263	$2,814	$728
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	5,181	—	8,682
_______________________________
(1) Includes new leases, renewals, and modifications.
The weighted average remaining lease term and weighted-average discount rate for finance and operating leases were as follows:

	As of December 31,
	2022	2021
Weighted-average remaining lease term - finance leases	3.1 years	3.3 years
Weighted-average remaining lease term - operating leases	10.1 years	11.1 years
Weighted-average discount rate - finance leases	5.3%	3.0%
Weighted-average discount rate - operating leases	7.5%	7.0%
The maturities of lease liabilities as of December 31, 2022, is as follows:

	Operating Leases	Finance Leases
2023	$9,250	$2,913
2024	8,419	1,819
2025	8,352	1,017
2026	8,193	950
2027	7,983	509
Thereafter	37,655	—
Total future minimum lease payments	79,852	7,208
Less: imputed interest	23,147	770
Total lease liabilities	$56,705	$6,438

In August 2022, we began subleasing a portion of our leased corporate headquarters office space. Since the Company retains the obligation to the lessor, the underlying lease continues to be accounted for as operating leases. Sublease income is recognized on a straight-line basis over the lease terms.
In March 2020, we amended the lease of our corporate headquarters building to exit over half of the previously leased space and reduce annual base rent payments. The amendment was accounted for as a lease modification, and the remeasurement of the lease resulted in an $8.1 million decrease in the operating lease ROU asset, a $10.5 million decrease in the noncurrent portion of the operating lease liability, and a $0.6 million decrease in the current portion of the operating lease liability. The $3.0 million difference between the change in the operating lease ROU asset and the operating lease liabilities was recognized in “Other operating expense (income), net,” on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020. In connection with the discontinued use of the previously leased space, we also recognized a $4.4 million termination charge and a $2.9 million impairment charge on the associated leasehold improvements, all of which were also recognized in “Other operating expense (income), net” for the year ended December 31, 2020.
During the second quarter of 2020 and as part of our overall plan to improve liquidity during the COVID-19 pandemic, we negotiated with certain lessors to defer rent payments on leased buildings. In total, $0.5 million of operating lease payments were deferred over a period ranging from April 2020 to December 2020 and were repaid from June 2020 through December 2022. The deferral of rent payments did not result in a substantial change in total lease payments over the individual lease terms. We elected to apply lease accounting relief announced by the FASB in April 2020 and treated these lease concessions as if they existed in the original contracts rather than applying lease modification accounting. The net impact on cash flows from operating activities on the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020, was $(0.3) million, $(0.2) million, and $0.7 million, respectively.
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
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter. Accordingly, we do not expect to incur a loss related to this matter even in the event of an unfavorable decision and, therefore, have not accrued an amount for the remaining matters as of December 31, 2022.
Securities Offering Matter
On November 1, 2019, Erie County Employees’ Retirement System, on behalf of a purported class of plaintiffs, filed a complaint in the Supreme Court of the State of New York, County of New York against us, certain of our current and former officers and directors, and each of the underwriters involved in our public offering and sale of 14.4 million shares of our common stock pursuant to a preliminary prospectus supplement, dated September 10, 2018, a final prospectus supplement, dated September 13, 2018, and a base prospectus, dated April 19, 2017, relating to our effective shelf registration statement on Form S-3 (File No. 333-216737) (the “Offering”). The amended complaint alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act in connection with the Offering.

On July 25, 2022, the parties filed a Stipulation of Settlement to settle the securities offering action. Under the terms of the Stipulation of Settlement, which was approved and finalized by the court on December 1, 2022, the Company and/or its insurance carriers were to make cash payments to the plaintiff in the amount of $9.5 million (the “Settlement Amount”), in exchange for which the Company and the other named defendants were released from all claims related to the securities offering action. Since we had previously paid covered expenses totaling $1.0 million meeting our directors' and officers' retention requirement, the Settlement Amount was covered and paid by our directors' and officers' insurance carriers during the fourth quarter of 2022.
Other Legal Matters
On April 25, 2022, we reached an agreement to settle breach of contract claims brought by a former customer regarding the sale of products by us in 2016. Under the agreement, we are paying $1.8 million to the customer in specified installments through July 2023. The $1.8 million settlement is included in the “Other operating expense (income), net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Note 14. Preferred Stock and Stockholders' Equity
Series D Perpetual Preferred Stock
On March 22, 2021, we completed a private placement of 65,000 shares of newly designated Series D Perpetual Preferred Stock, with a par value of $0.01 per share (the “Series D Preferred Stock”), at a price of $1,000 per share, together with detachable warrants (the “2021 Warrants”) to purchase up to 1.9 million shares of our common stock at an exercise price of $0.01 per share. The Series D Preferred Stock has an initial liquidation preference of $1,000 per share and is redeemable at our option in cash at a redemption price equal to the liquidation preference then in effect. Series D Preferred Stock shares earn cash dividends at a rate of 10.0% per year, payable quarterly in arrears, accruing whether or not earned or declared. If no cash dividend is paid, then the liquidation preference per share effective on the dividend date increases by 12.0% per year. On March 22, 2026, the cash dividend rate and in-kind dividend rate increase by 2.5% per year. Cash dividends are required beginning on September 30, 2027.
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
As of December 31, 2022, the carrying value of the Series D Preferred Stock shares was $64.7 million, which included $18.0 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value.

	Years Ended December 31,
	2022	2021
Balance at beginning of year	$53,807	$—
Proceeds from issuance of shares, net of issuance costs	—	61,793
Fair value of 2021 Warrants issued	—	(14,839)
Recognition of bifurcated embedded derivative	—	(282)
Accrual of in-kind dividends	8,961	6,222
Amortization	1,933	913
Balance at end of year	$64,701	$53,807
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
At redemption on March 22, 2021, the carrying value of the Series B Preferred Stock shares included $14.3 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series B Preferred Stock carrying value.

	Years Ended December 31,
	2021	2020
Balance at beginning of year	$105,086	$93,012
Accrual of in-kind dividends	14,008	11,121
Amortization	335	953
Redemption	(119,429)	—
Balance at end of year	$—	$105,086
Note 15. Revenue from Contracts with Customers
Revenue is recognized when control of the good or service is transferred to the customer either at a point in time or, in limited circumstances, as our services are rendered over time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or services. During the year ended December 31, 2022, we received equipment from a customer as part of the selling price of goods transferred. This noncash consideration was recognized as revenue equal to the fair value of the equipment received.
The following tables summarize revenue by customer geographical region.

Year Ended December 31, 2022	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$140,931	$160,894	$(2)	$301,823
China	46,045	5,511	—	51,556
Brazil	47,266	950	—	48,216
Mexico	23,348	17,297	—	40,645
Germany	5,158	348	—	5,506
Poland	5,031	11	—	5,042
Other	25,757	20,193	—	45,950
Total net sales	$293,536	$205,204	$(2)	$498,738

Year Ended December 31, 2021	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$140,383	$152,931	$(79)	$293,235
China	52,227	4,745	—	56,972
Brazil	34,644	811	—	35,455
Mexico	19,520	16,177	—	35,697
Germany	5,230	546	—	5,776
Poland	3,743	18	—	3,761
Other	30,116	16,572	—	46,688
Total net sales	$285,863	$191,800	$(79)	$477,584

Year Ended December 31, 2020	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$129,147	$139,499	$(95)	$268,551
China	46,442	5,563	—	52,005
Brazil	27,055	689	—	27,744
Mexico	16,465	13,400	—	29,865
Germany	5,846	378	—	6,224
Poland	4,913	14	—	4,927
Other	26,492	11,726	—	38,218
Total net sales	$256,360	$171,269	$(95)	$427,534
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

Year Ended December 31, 2022	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$197,341	$40,890	$—	$238,231
General Industrial	78,142	61,828	—	139,970
Residential/Commercial Electrical	—	70,055	—	70,055
Other	18,053	32,431	(2)	50,482
Total net sales	$293,536	$205,204	$(2)	$498,738

Year Ended December 31, 2021	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$182,094	$38,779	$—	$220,873
General Industrial	90,290	60,312	—	150,602
Residential/Commercial Electrical	—	61,748	—	61,748
Other	13,479	30,961	(79)	44,361
Total net sales	$285,863	$191,800	$(79)	$477,584

Year Ended December 31, 2020	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$170,389	$31,422	$—	$201,811
General Industrial	75,610	52,714	—	128,324
Residential/Commercial Electrical	—	58,143	—	58,143
Other	10,361	28,990	(95)	39,256
Total net sales	$256,360	$171,269	$(95)	$427,534
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
Deferred Revenue
The timing of revenue recognition, billings, and cash collections results in billed accounts receivable and customer advances and deposits (e.g. contract liability) on the Consolidated Balance Sheets. These contract liabilities are reported on the

Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period as deferred revenue, which is reported in the “Other current liabilities” line on the Consolidated Balance Sheets.
Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. Changes in the contract liability balances during the year ended December 31, 2022, were not materially impacted by any other factors. The balance of deferred revenue was $0.7 million and $0.5 million as of December 31, 2022 and December 31, 2021, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the year ended December 31, 2022 included $0.5 million that was included in deferred revenue as of December 31, 2021.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2022, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.
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
Sales Concentration
No single customer accounted for 10% or more of consolidated net sales, during the years ended December 31, 2022, 2021, and 2020.
Note 16. Share-Based Compensation
As of December 31, 2022, we have 3.4 million shares available that can be issued to employees and non-executive directors under the 2022 Omnibus Incentive Plan as options, stock appreciation rights, and other share-based awards. Shares of our common stock delivered upon exercise or vesting may consist of newly issued shares of our common stock or shares acquired in the open market.
Share-based compensation expense is recognized in the “Selling, general, and administrative expense” line in the Consolidated Statements of Operations and Comprehensive Income (Loss) except for $0.8 million attributable to discontinued operations for the year ended December 31, 2020. The following table lists the components of share-based compensation expense by type of award.

	Years Ended December 31,
	2022	2021	2020
Restricted stock	3,635	2,166	3,393
Performance share units	602	797	199
Stock options	$140	$253	$634
Share-based compensation expense	$4,377	$3,216	$4,226
Unrecognized compensation cost related to unvested awards was $3.1 million as of December 31, 2022, which will be recognized over a weighted-average period of 1.7 years.
Restricted Stock
During the years ended December 31, 2022, 2021, and 2020, we granted 897,000, 459,000, and 460,000 shares of restricted stock to non-executive directors, officers, and certain other key employees. Shares of restricted stock vest pro-rata generally over three years for employees and over one year for non-executive directors. The fair value of restricted stock awards is based on the closing price of our common stock as of the date of grant. The weighted average grant-date fair value of restricted stock granted in the years ended December 31, 2022, 2021, and 2020, was $3.31, $6.84, and $9.35 per share, respectively. The total grant-date fair value of restricted stock that vested in the years ended December 31, 2022, 2021, and 2020, was $2.1 million, $2.8 million, and $1.9 million, respectively.

The following table presents the status of unvested restricted stock awards as of December 31, 2022 and changes during the year then ended.

	Nonvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	469,000	$7.28
Granted	897,000	3.31
Vested	(291,000)	7.05
Forfeited	(37,000)	3.93
Unvested at December 31, 2022	1,038,000	$4.03
Performance Share Units
Performance Share Units (“PSUs”) are a form of long-term incentive compensation awarded to executive officers and certain other key employees designed to directly align the interests of employees to the interests of our stockholders, and to create long-term stockholder value. Some PSUs are based on total shareholder return (“TSR Awards”), and other PSUs are based on return on invested capital (“ROIC Awards”). TSR Awards granted in 2022, 2021, and 2020 were made pursuant to the 2019 Omnibus Plan and a Performance Share Unit Agreement (the “2019 Omnibus Agreement”). ROIC Awards granted in 2022 were made pursuant to the 2022 Omnibus Incentive Plan and a Performance Share Unit Agreement. ROIC Awards granted in 2021 and 2020 were made pursuant to the 2019 Omnibus Agreement.
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
PSUs that vest will be settled by the issuance of shares of our common stock with the actual number of shares interpolated between a threshold and maximum payout amount based on actual performance results. No dividends will be paid on outstanding PSUs during the performance period; however, dividend equivalents will be paid based on the number of shares of common stock that are ultimately earned at the end of the performance periods.
A participant will earn 25% or 50% of the target number of PSUs for “Threshold Performance,” 100% of the target number of PSUs for “Target Performance,” and 150% of the target number of PSUs for “Maximum Performance.” For performance levels falling between the values shown below, the percentages will be determined by interpolation.
The following tables present the goals with respect to TSR Awards and ROIC Awards granted in 2022, 2021, and 2020.

TSR Awards:	Threshold Performance (25% or 50% of Shares)(1)		Target Performance (100% of Shares)		Maximum Performance (150% of Shares)
2022 grants	25	th Percentile	55	th Percentile	75	th Percentile
2021 grants	35	th Percentile	50	th Percentile	75	th Percentile
2020 grants	35	th Percentile	50	th Percentile	75	th Percentile

ROIC Awards:	Threshold Performance (50% of Shares)	Target Performance (100% of Shares)	Maximum Performance (150% of Shares)
2022 grants	6.4%	8.6%	10.0%
2021 grants	6.3%	7.0%	8.6%
2020 grants	6.7%	7.9%	8.7%
_______________________________
(1)Threshold performance will earn 25% of the target number of PSUs for the 2022 grants and 50% for the 2021 grants and 2020 grants.
The following table presents the number of PSUs granted and the grant-date fair value of each award in the periods presented.

	TSR Awards		ROIC Awards
Award Year	Performance Units	Grant-Date Fair Value	Performance Units	Grant-Date Fair Value
2022	382,000	$2.53	408,000	$2.62
2021	142,000	$8.58	172,000	$7.20
2020	139,000	$10.88	157,000	$9.44

The grant-date fair value of TSR Awards is determined using the Monte Carlo simulation model, as the total shareholder return metric is considered a market condition under ASC Topic 718, Compensation – stock compensation, and expense is recognized over the performance period regardless of actual award payout.  The grant-date fair value of ROIC Awards is based on the closing price of a share of our common stock on the date of grant and compensation expense is recognized over the performance period based on the estimated outcome of the performance condition.
The following table presents the status of unvested PSUs as of December 31, 2022 and changes during the year then ended.

	Nonvested TSR Awards		Nonvested ROIC Awards
	Number of Performance Units	Weighted Average Grant-Date Fair Value	Number of Performance Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2022	194,000	$9.59	228,000	$8.14
Granted	382,000	2.53	408,000	2.62
Expired	(84,000)	10.88	(96,000)	9.44
Nonvested at December 31, 2022	492,000	$3.87	540,000	$3.74
None of the PSUs that were granted in 2018, 2019, and 2020 vested in 2020, 2021, and 2022, respectively, because the actual performance achieved was below the “Threshold Performance” level as defined by the grant agreements.
Stock Options
Stock options have an exercise price equal to the closing price of our stock on the date of grant, an exercise term of ten years with a vesting period of three years. No options were granted in 2022 or 2021. We granted 159,000 options during the year ended December 31, 2020 with a weighted average grant-date fair value of $4.76 per share.
The following table presents stock option activity for the year ended December 31, 2022.

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	621,000	$12.24
Forfeited	(4,000)	9.44
Expired	(79,000)	9.71
Outstanding at December 31, 2022	538,000	$12.63	3.0 years	$—	(1)
Exercisable at December 31, 2022	515,000	$12.77	2.8 years	$—	(1)
_______________________________
(1)The aggregate intrinsic value is the sum of intrinsic values for each exercisable individual option grant. The intrinsic value is the amount by which the closing market price of our stock at December 31, 2022, was greater than the exercise price of any individual option grant.

Note 17. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance as of December 31, 2019	$(35,159)	$(12,234)	$2,839	$(44,554)
Other comprehensive income (loss) before reclassifications	(1,683)	(16,207)	3,764	(14,126)
Amounts reclassified from AOCI to interest expense (2)	—	8,906	(2,068)	6,838
Amounts reclassified from AOCI to loss on interest rate swap (3)	—	15,823	(3,674)	12,149
Sale of discontinued operations	5,961	—	—	5,961
Net other comprehensive income (loss)	4,278	8,522	(1,978)	10,822
Balance as of December 31, 2020	$(30,881)	$(3,712)	$861	$(33,732)
Other comprehensive income (loss) before reclassifications	(1,135)	78	(19)	(1,076)
Amounts reclassified from AOCI to interest expense (2)	—	73	(18)	55
Amounts reclassified from AOCI to loss on interest rate swap (3)	—	3,712	(861)	2,851
Net other comprehensive income (loss)	(1,135)	3,863	(898)	1,830
Balance as of December 31, 2021	$(32,016)	$151	$(37)	$(31,902)
Other comprehensive income (loss) before reclassifications	(8,156)	3,426	(68)	(4,798)
Amounts reclassified from AOCI to interest expense (2)	—	(428)	8	(420)
Net other comprehensive income (loss)	(8,156)	2,998	(60)	(5,218)
Balance as of December 31, 2022	$(40,172)	$3,149	$(97)	$(37,120)
_______________________________
(1) Income tax effect of changes in interest rate swap.
(2) Represents interest rate swap settlements of effective hedge.
(3) Represents reclassification of derivative loss and settlements after discontinuation of hedge accounting. See Note 19 for further discussion of the interest rate swap.

Note 18. Net Income (Loss) Per Common Share
The following table summarizes the computation of basic and diluted net income (loss) per common share.

	Years Ended December 31,
	2022	2021	2020
Numerator:
Loss from continuing operations	$(26,098)	$(14,425)	$(139,490)
Adjustment for preferred stock cumulative dividends and deemed dividends	(10,894)	(21,478)	(12,373)
Numerator for basic and diluted net loss from continuing operations per common share	(36,992)	(35,903)	(151,863)
Income from discontinued operations, net of tax	—	1,200	38,898
Numerator for basic and diluted net loss per common share	$(36,992)	$(34,703)	$(112,965)

Denominator:
Weighted average common shares outstanding	43,738	42,991	42,692
Adjustment for participating securities	(951)	(461)	(493)
Adjustment for 2021 Warrants outstanding (1)	1,893	1,481	—
Shares used to calculate basic and diluted net loss per share	44,680	44,011	42,199

Per common share net income (loss):
Basic and diluted net loss from continuing operations per common share	$(0.83)	$(0.82)	$(3.60)
Basic and diluted net income from discontinued operations per common share	—	0.03	0.92
Basic and diluted net loss per common share	$(0.83)	$(0.79)	$(2.68)
Cash dividends declared per common share	$—	$—	$—
_______________________________
(1) Weighted average 2021 Warrants outstanding are included in shares outstanding for calculation of basic earnings per share because they are exercisable at an exercise price of $0.01 per share, subject to certain adjustments (see Note 19).
The following table presents potentially dilutive securities that were excluded from the calculation of diluted net income (loss) per common share because they had an anti-dilutive effect.

	Years Ended December 31,
	2022	2021	2020
Options	557	766	871
2019 Warrants	1,500	1,500	1,500
Series B Preferred Stock, as-converted	—	—	19,021
	2,057	2,266	21,392
Stock options excluded from the EPS calculations had a per share exercise price ranging from $7.93 to $25.16 for the year ended December 31, 2022. The 2019 Warrants excluded from the EPS calculations for the year ended December 31, 2022 had a per share exercise price of $11.49.
Note 19. Fair Value Measurements
Fair value is an exit price representing the expected amount that an entity would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date. We followed consistent methods and assumptions to estimate fair values as more fully described in Note 1.
Preferred Stock Related Derivatives
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
Certain features were bifurcated and accounted for separately from the Series D Preferred Stock. The following features were recorded as derivatives.
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
The following table presents the changes in liability balance of the preferred stock related derivatives.

	Years Ended December 31,
	2022	2021
Balance at beginning of year	$8,224	$3,117
Issuances	—	15,121
Change in fair value (1)	(5,265)	(7,009)
Settlements	—	(3,005)
Balance at end of year	$2,959	$8,224
_______________________________
(1)    Changes in the fair value are recognized in the “Other income, net” line in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following tables show the fair values of the preferred stock related derivatives within the fair value hierarchy.

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	2,831	—	128

December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	7,771	—	453
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods. The probabilities resulted in a weighted average term of 2.9 years as of December 31, 2022 and 3.6 years as of December 31, 2021.
The fair value of the 2021 Warrants is determined using the observable market price of a share of our common stock, less the $0.01 per share exercise price.
The fair value of the change-in-control put feature utilizes unobservable inputs based on the Company’s assessment of the probability of a change-in-control event occurring in a future period. The probability of a change-in-control event ranged from 3% to 10% as of December 31, 2022 and 1% to 10% as of December 31, 2021.
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
The following table presents the effect of the interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

	Years Ended December 31,
	2022	2021	2020
Interest expense (benefit) (1)	$(428)	$73	$8,906
Derivative payments on interest rate swap (2)	—	1,717	4,133
Loss on interest rate swap (2)	—	2,033	11,669
_______________________________
(1) Represents settlements on the interest rate swaps while the hedges are effective.
(2) Represents settlements and changes in fair value on the 2019 Swap while the hedge was ineffective.
As of December 31, 2022 and 2021, we reported a $3.1 million gain and a $0.1 million gain, respectively, net of tax, in accumulated other comprehensive income related to the interest rate swap.
The following tables show the fair values of the interest rate swaps within the fair value hierarchy.

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset - other current assets	$—	$2,130	$—
Derivative asset - other non-current assets	—	1,023	—
Total	$—	$3,153	$—

December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset - other non-current assets	$—	$284	$—
Derivative liability - other current liabilities	—	(129)	—
Total	$—	$155	$—
The fair value of the interest rate swap is calculated through standard pricing models which use inputs derived from or corroborated by observable market data such as interest rate yield curves, index forward curves, discount curves, and volatility surfaces. The counterparty to these derivative contracts is a highly rated financial institution which we believe carries only a minimal risk of nonperformance.
Fair Value Disclosures
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. As of December 31, 2022, the carrying values of these financial instruments, except for debt, approximated fair value. The fair value of our debt was $155.2 million with a carrying amount of $152.7 million as of December 31, 2022. The fair value of debt was calculated by discounting the future cash flows to its present value using prevailing market interest rates for debt with similar creditworthiness, terms and maturities and is considered a Level 3 fair value measurement.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
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
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2022.
Grant Thornton LLP, the independent registered public accounting firm that has audited our consolidated financial statements, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report included in Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.     Directors, Executive Officers, and Corporate Governance
The information required by this Item 10 of Form 10-K concerning our directors is contained in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 (“our definitive proxy statement”), and in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.
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
Information required by Item 201(d) of Regulation S-K concerning our equity compensation plans is set forth in the table below.

	Table of Equity Compensation Plan Information (in thousands, except per share data)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	538	$12.63	3,421
Equity compensation plans not approved by security holders	—	—	—
Total	538	$12.63	3,421
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

PART IV
Item 15.    Exhibit and Financial Statement Schedules
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

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of July 18, 2014, by and among NN, Inc., PMC Global Acquisition Corporation, Autocam Corporation, Newport Global Advisors, L.P., and John C. Kennedy	8-K	000-23486	2.1	July 22, 2014
2.2	Stock Purchase Agreement, dated as of August 17, 2015, by and among NN, Inc., Precision Engineered Products Holdings, Inc. and PEP Industries, LLC	8-K	000-23486	2.1	August 18, 2015
2.3	Purchase Agreement, dated as of July 10, 2017, by and between NN, Inc. and TSUBAKI NAKASHIMA Co., Ltd.	8-K	000-23486	2.1	July 10, 2017
2.4	Stock Purchase Agreement, dated as of April 2, 2018, by and among NN, Inc. Precision Engineered Products LLC, Paragon Equity LLC, and PMG Intermediate Holding Corporation	8-K	000-23486	2.1	April 3, 2018
2.5	Stock Purchase Agreement, dated as of August 22, 2020, by and between NN, Inc., Precision Engineered Products Holdings, Inc. and ASP Navigate Acquisition Corp.	8-K	001-39268	2.1	August 24, 2020
3.1	Restated Certificate of Incorporation of NN, Inc.	S-3	333-89950	3.1	June 6, 2002
3.2	Certificate of Amendment to Restated Certificate of Incorporation of NN, Inc. (Declassification).	8-K	000-23486	3.1	May 20, 2019
3.3	Certificate of Amendment to Restated Certificate of Incorporation of NN, Inc. (Share Increase)	8-K	000-23486	3.2	May 20, 2019
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of NN, Inc., as filed with the Secretary of the State of Delaware	8-K	000-23486	3.1	December 18, 2008
3.5	Certificate of Designation of Series B Convertible Preferred Stock of NN, Inc.	8-K	000-23486	3.1	December 11, 2019
3.6	Certificate of Designations of Series C Junior Participating Preferred Stock of NN, Inc.	8-K	000-23486	3.1	April 16, 2020

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
3.7	Amended and Restated By-Laws of NN, Inc.	8-K	001-39268	3.1	January 20, 2023
3.8	Certificate of Designation of Series D Preferred Stock	8-K	000-39268	3.1	March 22, 2021
4.1	The specimen stock certificate representing NN, Inc.’s Common Stock, par value $0.01 per share	S-3	333-89950	4.1	June 6, 2002
4.2	Stockholders’ Agreement, effective as of August 29, 2014, by and between NN, Inc. and John C. Kennedy	8-K	000-23486	4.1	September 2, 2014
4.3	Form of Common Stock Purchase Warrant	8-K	000-23486	4.1	December 11, 2019
4.4	Rights Agreement, dated as of April 15, 2020, between NN, Inc. and Computershare Inc., as Rights Agent.	8-K	000-23486	4.1	April 16, 2020
4.5	Description of Securities	10-K	000-39268	4.5	March 15, 2021
4.6	Common Stock Warrant	8-K	000-39268	4.1	March 22, 2021
10.1*	NN, Inc. 2005 Stock Incentive Plan	S-8	333-130395	4.1	December 16, 2005
10.2*	NN, Inc. 2011 Amended and Restated Stock Incentive Plan	DEF14A	000-23486	Appendix A	April 1, 2016
10.3*	Form of Indemnification Agreement	S-3/A	333-89950	10.6	July 15, 2002
10.4*	Elective Deferred Compensation Plan, dated February 26, 1999	10-K	000-23486	10.16	March 31, 1999
10.5	Escrow Agreement, effective as of August 29, 2014, by and among NN, Inc., Newport Global Advisors, L.P., John C. Kennedy and Computershare Trust Company, N.A.	8-K	000-23486	10.3	September 2, 2014
10.6	Indemnity Agreement, effective as of August 29, 2014, by and among NN, Inc. and each of the shareholders of Autocam Corporation identified therein	8-K	000-23486	10.4	September 2, 2014
10.7*	Executive Employment Agreement, dated September 9, 2014, between NN, Inc. and Warren A. Veltman	10-K	000-23486	10.27	March 16, 2015
10.8	Amendment and Restatement Agreement, dated as of September 30, 2016, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, SunTrust Bank, KeyBank National Association and Regions Bank	8-K	000-23486	10.1	October 3, 2016
10.9	Incremental Amendment to Amended and Restated Credit Agreement, dated as of October 31, 2016, among NN, Inc., the Guarantors, HomeTrust Bank, as 2016 Revolving Credit Increase Lender, KeyBank National Association, as an L/C Issuer, Regions Bank, as Swing Line Lender and an L/C Issuer, and SunTrust Bank, as Administrative Agent and an L/C Issuer	8-K	000-23486	10.1	November 4, 2016
10.10	NN, Inc. 2016 Omnibus Incentive Plan	DEF14A	000-23486	Appendix A	November 10, 2016
10.11	Form of Incentive Stock Option Agreement under the 2016 Omnibus Incentive Plan	10-K	000-23486	10.18	March 16, 2017
10.12	Form of Nonqualified Stock Option Agreement under the 2016 Omnibus Incentive Plan	10-K	000-23486	10.19	March 16, 2017
10.13	Form of Restricted Share Award Agreement under the 2016 Omnibus Incentive Plan	10-K	000-23486	10.20	March 16, 2017
10.14	Form of Performance Share Unit Award Agreement under the 2016 Omnibus Incentive Plan	10-K	000-23486	10.21	March 16, 2017
10.15*	Separation Agreement, dated as of April 1, 2017, by and between NN, Inc. and Matthew S. Heiter.	10-Q	000-23486	10.2	May 4, 2017

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
10.16	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 3, 2017, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, SunTrust Bank, JPMorgan Chase Bank, N.A., KeyBank National Association and Regions Bank	8-K	000-23486	10.1	April 4, 2017
10.17	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 15, 2017, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, and SunTrust Bank, Regions Bank, JPMorgan Chase Bank, N.A., HomeTrust Bank and Key Bank National Association, collectively, the Revolving Credit Lenders, and SunTrust Bank, as the Administrative Agent.	8-K	000-23486	10.1	August 18, 2017
10.18	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of November 24, 2017, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, SunTrust Bank, as administrative agent, and certain lenders named therein.	8-K	000-23486	10.1	November 24, 2017
10.19	Commitment Letter, dated as of April 2, 2018, by and among NN, Inc., SunTrust Bank and SunTrust Robinson Humphrey, Inc.	8-K	000-23486	10.1	April 3, 2018
10.20	Amendment No. 4 to Amended and Restated Credit Agreement, dated May 7, 2018, by and among NN, Inc., the affiliated Guarantors party thereto, SunTrust Bank, SunTrust Robinson Humphrey, Inc. and the Lenders party thereto	8-K	000-23486	10.1	May 7, 2018
10.21	Amendment No. 5 to Amended and Restated Credit Agreement, dated December 26, 2018, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, SunTrust Bank, as administrative agent and certain lenders named therein	8-K	000-23486	10.1	December 26, 2018
10.22	Cooperation Agreement dated February 25, 2019, by and among NN, Inc., Legion Partners Asset Management, LLC, and certain persons listed therein	8-K	000-23486	10.1	February 26, 2019
10.23	Amendment No. 6 to Amended and Restated Credit Agreement, dated March 15, 2019, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, SunTrust Bank, as administrative agent and certain lenders named therein	8-K	000-23486	10.1	March 18, 2019
10.24*	NN, Inc. 2019 Omnibus Incentive Plan.	DEF14A	000-23486	Appendix C	April 8, 2019
10.25*	Separation Agreement, dated as of April 1, 2017, by and between NN, Inc. and D. Gail Nixon.	10-Q	000-23486	10.1	May 10, 2019
10.26	Amendment No. 7 to Amended and Restated Credit Agreement, dated June 11, 2019, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, SunTrust Bank, as administrative agent and certain lenders named therein	8-K	000-23486	10.1	June 12, 2019
10.27*	Form of Incentive Stock Option Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.4	August 9, 2019
10.28*	Form of Nonqualified Stock Option Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.5	August 9, 2019
10.29*	Form of Restricted Share Award Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.6	August 9, 2019

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
10.30*	Form of Performance Share Unit Award Agreement under the 2019 Omnibus Incentive Plan.	10-Q	000-23486	10.7	August 9, 2019
10.31*	Letter of Understanding and Relocation Agreement, effective as of August 23, 2019, by and between NN, Inc. and Thomas DeByle.	8-K	000-23486	10.1	August 27, 2019
10.32*	Form of Separation Agreement.	8-K	000-23486	10.2	August 27, 2019
10.33*	Amendment No. 1 to Executive Employment Agreement, dated as of September 20, 2019, by and between NN, Inc. and Warren A. Veltman	8-K	000-23486	10.1	September 24, 2019
10.34	Securities Purchase Agreement, dated December 5, 2019, by and among NN, Inc. and the Investors.	8-K	000-23486	10.1	December 11, 2019
10.35	Registration Rights Agreement, dated as of December 11, 2019, by and among NN, Inc. and the Investors.	8-K	000-23486	10.2	December 11, 2019
10.36	Amendment No. 8 to Amended and Restated Credit Agreement, dated December 19, 2019, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, SunTrust Bank, as administrative agent and certain lenders named therein	8-K	000-23486	10.1	December 19, 2019
10.37*	Amendment No. 2 to Executive Employment Agreement, dated as of February 17, 2020, by and between NN, Inc. and Warren A. Veltman	8-K	000-23486	10.1	February 20, 2020
10.38*	Executive Employment Agreement dated October 3, 2014, between the Company and John R. Buchan	10-Q	001-39268	10.1	May 11, 2020
10.39	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of July 29, 2020, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, Truist Bank, JPMorgan Chase Bank, N.A., KeyBank National Association and HomeTrust Bank	8-K	001-39268	10.1	July 31, 2020
10.40	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of August 22, 2020, by and among NN, Inc., certain NN, Inc. subsidiaries named therein, Truist Bank, JPMorgan Chase Bank, N.A., KeyBank National Association and HomeTrust Bank	8-K	001-39268	10.1	August 24, 2020
10.41*	Form of Retention Bonus Agreement	8-K	001-39268	10.1	October 19, 2020
10.42	Securities Purchase Agreement, dated March 22, 2021, by and between NN, Inc. and the NGTV Nevada Holdings LP	8-K	001-39268	10.1	March 22, 2021
10.43	Board Observer Agreement, dated March 22, 2021, by and between NN, Inc. and the NHTV Nevada Holdings LP	8-K	001-39268	10.2	March 22, 2021
10.44	Term Loan Credit Agreement, dated March 22, 2021, by and among NN, Inc., as borrower, and Oaktree Fund Administration, LLC, as administrative agent	8-K	001-39268	10.3	March 22, 2021
10.45	Credit Agreement, dated March 22, 2021, by and among NN, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-39268	10.4	March 22, 2021
10.46	Cooperation Agreement, dated May 13, 2021, among NN, Inc., Corre Partners Management, LLC, and each of the persons listed on the signature page thereto	8-K	001-39268	10.1	May 14, 2021

Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File No.	Exhibit	Filing Date
10.47*	Separation Agreement and General Release, dated June 14, 2021, by and between NN, Inc. and Thomas D. DeByle	8-K	001-39268	10.1	June 15, 2021
10.48*	Separation Agreement by and between NN, Inc. and Michael C. Felcher	8-K	001-39268	10.2	June 15, 2021
10.49	Amendment No. 1 to Term Loan Credit Agreement, dated as of March 3, 2022, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent.	8-K	001-39268	10.1	March 4, 2022
10.50*	2022 Omnibus Incentive Plan	DEF14A	001-39268	Appendix A	April 15, 2022
21.1#	List of Subsidiaries of NN, Inc.
23.1#	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32.1##	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act
32.2##	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act
101.INS#	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________

*	Management contract or compensatory plan or arrangement.
#	Filed herewith
##	This certification is being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filings.
Item 16.    Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NN, Inc.

By:	/s/ Warren A. Veltman
Warren A. Veltman
President, Chief Executive Officer and Director

Date:	March 10, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Warren A. Veltman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2023
Warren A. Veltman

/s/ Michael C. Felcher	Senior Vice President – Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2023
Michael C. Felcher

/s/ Jeri J. Harman	Non-Executive Chairman, Director	March 10, 2023
Jeri J. Harman

/s/ Raynard D. Benvenuti	Director	March 10, 2023
Raynard D. Benvenuti

/s/ Robert E. Brunner	Director	March 10, 2023
Robert E. Brunner

/s/ Christina E. Carroll	Director	March 10, 2023
Christina E. Carroll

/s/ João Faria	Director	March 10, 2023
João Faria

/s/ Rajeev Gautam, Ph.D.	Director	March 10, 2023
Rajeev Gautam, Ph.D.

/s/ Shihab Kuran, Ph.D.	Director	March 10, 2023
Shihab Kuran, Ph.D.

/s/ Tom H. Wilson, Jr.	Director	March 10, 2023
Tom H. Wilson, Jr.