Form 10-Q
period 2023-03-31
NN INC
filed 2023-05-05
CIK 918541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2023, there were 45,653,704 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

NN, Inc.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NN, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net sales	$127,088	$128,067
Cost of sales (exclusive of depreciation and amortization shown separately below)	108,421	104,578
Selling, general, and administrative expense	13,165	13,454
Depreciation and amortization	11,516	11,429
Other operating expense, net	1,061	2,026
Loss from operations	(7,075)	(3,420)
Interest expense	4,288	3,439
Other income, net	(2,208)	(2,996)
Loss before provision for income taxes and share of net income from joint venture	(9,155)	(3,863)
Provision for income taxes	(1,301)	(1,531)
Share of net income from joint venture	281	2,092
Net loss	$(10,175)	$(3,302)
Other comprehensive income:
Foreign currency translation gain	$1,840	$2,600
Interest rate swap:
Change in fair value, net of tax	(230)	1,187
Reclassification adjustment for losses (gains) included in net loss, net of tax	(468)	34
Other comprehensive income	$1,142	$3,821
Comprehensive income (loss)	$(9,033)	$519

Basic and diluted net loss per common share	$(0.29)	$(0.13)
Weighted average common shares outstanding	45,309	44,594

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$10,545	$12,808
Accounts receivable, net of allowances of $1,572 and $1,469 at March 31, 2023 and December 31, 2022	80,003	74,129
Inventories	81,778	80,682
Income tax receivable	12,087	12,164
Prepaid assets	7,076	2,794
Other current assets	9,016	9,123
Total current assets	200,505	191,700
Property, plant and equipment, net of accumulated depreciation of $232,086 and $225,046 at March 31, 2023 and December 31, 2022	194,513	197,637
Operating lease right-of-use assets	46,280	46,713
Intangible assets, net	69,327	72,891
Investment in joint venture	32,212	31,802
Deferred tax assets	102	102
Other non-current assets	4,334	5,282
Total assets	$547,273	$546,127
Liabilities, Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,975	$45,871
Accrued salaries, wages and benefits	14,251	11,671
Income tax payable	560	926
Current maturities of long-term debt	6,258	3,321
Current portion of operating lease liabilities	5,008	5,294
Other current liabilities	15,288	11,723
Total current liabilities	91,340	78,806
Deferred tax liabilities	6,064	5,596
Long-term debt, net of current portion	146,228	149,389
Operating lease liabilities, net of current portion	50,710	51,411
Other non-current liabilities	10,715	9,960
Total liabilities	305,057	295,162
Commitments and contingencies (Note 9)
Series D perpetual preferred stock - $0.01 par value per share, 65 shares authorized, issued and outstanding at March 31, 2023 and December 31, 2022	67,752	64,701
Stockholders' equity:
Common stock - $0.01 par value per share, 90,000 shares authorized, 43,772 and 43,856 shares issued and outstanding at March 31, 2023 and December 31, 2022	438	439
Additional paid-in capital	465,377	468,143
Accumulated deficit	(255,373)	(245,198)
Accumulated other comprehensive loss	(35,978)	(37,120)
Total stockholders’ equity	174,464	186,264
Total liabilities, preferred stock, and stockholders’ equity	$547,273	$546,127
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Common Stock			Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital			Total
Balance as of December 31, 2022	43,856	$439	$468,143	$(245,198)	$(37,120)	$186,264
Net loss	—	—	—	(10,175)	—	(10,175)
Dividends accrued for preferred stock	—	—	(3,051)	—	—	(3,051)
Share-based compensation expense	—	—	381	—	—	381
Restricted shares forgiven for taxes	(84)	(1)	(96)	—	—	(97)
Other comprehensive income	—	—	—	—	1,142	1,142
Balance as of March 31, 2023	43,772	$438	$465,377	$(255,373)	$(35,978)	$174,464

	Common Stock			Accumulated deficit	Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Par value	Additional paid-in capital			Total
Balance as of December 31, 2021	43,027	$430	$474,757	$(219,100)	$(31,902)	$224,185
Net loss	—	—	—	(3,302)	—	(3,302)
Dividends accrued for preferred stock	—	—	(2,538)	—	—	(2,538)
Shares issued under stock incentive plans	893	9	(9)	—	—	—
Share-based compensation expense	—	—	949	—	—	949
Restricted shares forgiven for taxes	(30)	—	(87)	—	—	(87)
Other comprehensive income	—	—	—	—	3,821	3,821
Balance as of March 31, 2022	43,890	$439	$473,072	$(222,402)	$(28,081)	$223,028

See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(10,175)	$(3,302)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,516	11,429
Amortization of debt issuance costs and discount	353	332
Impairments of property, plant and equipment	—	233
Total derivative loss (gain), net of cash settlements	386	(2,543)
Share of net income from joint venture, net of cash dividends received	(281)	1,934
Share-based compensation expense	381	949
Deferred income taxes	480	(42)
Other	(287)	(826)
Changes in operating assets and liabilities:
Accounts receivable	(5,506)	(17,633)
Inventories	(447)	(5,536)
Accounts payable	2,813	11,416
Income taxes receivable and payable, net	(283)	(631)
Other	1,276	(1,003)
Net cash provided by (used in) operating activities	226	(5,223)
Cash flows from investing activities
Acquisition of property, plant and equipment	(4,997)	(4,262)
Proceeds from sale of property, plant, and equipment	1,035	36
Net cash used in investing activities	(3,962)	(4,226)
Cash flows from financing activities
Proceeds from long-term debt	17,000	8,000
Repayments of long-term debt	(17,832)	(8,729)
Cash paid for debt issuance costs	(55)	—
Proceeds from short-term debt, net	2,923	—
Other	(785)	(787)
Net cash provided by (used in) financing activities	1,251	(1,516)
Effect of exchange rate changes on cash flows	222	2,936
Net change in cash and cash equivalents	(2,263)	(8,029)
Cash and cash equivalents at beginning of period	12,808	28,656
Cash and cash equivalents at end of period	$10,545	$20,627
See notes to condensed consolidated financial statements (unaudited).

NN, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2023
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
Basis of Presentation
The accompanying condensed consolidated financial statements have not been audited. The Condensed Consolidated Balance Sheet as of December 31, 2022, was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2023. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly state our results of operations for the three months ended March 31, 2023 and 2022; financial position as of March 31, 2023 and December 31, 2022; and cash flows for the three months ended March 31, 2023 and 2022, on a basis consistent with our audited consolidated financial statements. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to state fairly the Company’s financial position and operating results for the interim periods. Certain prior period amounts have been reclassified to conform to the current year’s presentation.
Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted from the unaudited condensed consolidated financial statements presented in this Quarterly Report. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the 2022 Annual Report. The results for the three months ended March 31, 2023, are not necessarily indicative of results for the year ending December 31, 2023, or any other future periods.
Except for per share data or as otherwise indicated, all U.S. dollar amounts and share counts presented in the tables in these Notes to Condensed Consolidated Financial Statements are in thousands.
Accounts Receivable Sales Programs
We participate in programs established by our customers which allows us to sell certain receivables from that customer on a non-recourse basis to a third-party financial institution. During the three months ended March 31, 2023, we incurred fees of $0.2 million related to the sale of receivables which is recorded in the Other income, net line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Assets Held For Sale
Due to a strategic shift to focus on growth opportunities and ongoing efforts to optimize the Company’s manufacturing footprint, we plan to cease manufacturing operations at several facilities during 2023, including our Irvine and Taunton locations. We are in the process of selling machinery and equipment from these locations, which are a part of our Power Solutions segment, and recognized a $0.5 million loss on sales during the three months ended March 31, 2023, which is included in the Other operating expense, net line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, there is machinery and equipment with a net book value of $0.8 million which we sold in the second quarter of 2023 that is classified as held for sale as of March 31, 2023 and is included in the Other current assets line item on the Condensed Consolidated Balance Sheets.
Note 2. Segment Information
Our business is aggregated into the following two reportable segments:
•Mobile Solutions, which is focused on growth in the automotive and general industrial end markets; and
•Power Solutions, which is focused on growth in the electrical, general industrial, automotive, and medical end markets.
These divisions are considered our two operating segments as each engages in business activities for which it earns revenues and incurs expenses, discrete financial information is available for each, and this is the level at which the chief operating decision maker reviews discrete financial information for purposes of allocating resources and assessing performance.

The following table presents our financial performance by reportable segment.

	Three Months Ended March 31,
	2023	2022
Net sales:
Mobile Solutions	$78,018	$76,070
Power Solutions	49,072	52,011
Intersegment sales eliminations	(2)	(14)
Total	$127,088	$128,067
Income (loss) from operations:
Mobile Solutions	$(3,319)	$1,969
Power Solutions	1,747	364
Corporate	(5,503)	(5,753)
Total	$(7,075)	$(3,420)
Note 3. Inventories
Inventories are comprised of the following amounts:

	March 31, 2023	December 31, 2022
Raw materials	$31,462	$32,146
Work in process	25,433	24,610
Finished goods	24,883	23,926
Total inventories	$81,778	$80,682
Note 4. Intangible Assets
The following table shows changes in the carrying amount of intangible assets, net, by reportable segment.

	Mobile Solutions	Power Solutions	Total
Balance as of December 31, 2022	$22,356	$50,535	$72,891
Amortization	(839)	(2,725)	(3,564)
Balance as of March 31, 2023	$21,517	$47,810	$69,327
Intangible assets are reviewed for impairment when changes in circumstances indicate the carrying value of those assets may not be recoverable. As of March 31, 2023, our market capitalization was at a level that was less than the net book value of our stockholders’ equity, which was deemed a triggering event that caused us to perform impairment analyses on our long-lived assets. Based on our analyses, the carrying values of the long-lived assets were recoverable and no impairment charge was recorded during the three months ended March 31, 2023.
Note 5. Investment in Joint Venture
We own a 49% investment in Wuxi Weifu Autocam Precision Machinery Company, Ltd. (the “JV”), a joint venture located in Wuxi, China. The JV is jointly controlled and managed, and we account for it under the equity method.
The following table shows changes in our investment in the JV.

Balance as of December 31, 2022	$31,802
Share of earnings	281
Foreign currency translation gain	129
Balance as of March 31, 2023	$32,212
Note 6. Income Taxes
Our effective tax rate was (14.2)% and (39.6)% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rates for the three months ended March 31, 2023 differ from the U.S. federal statutory tax rate of 21% primarily due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. In addition, the effective tax rate was unfavorably impacted by the U.S. tax on the earnings of foreign subsidiaries under the global intangible low-taxed income regime.
Note 7. Debt
On March 22, 2021, we entered into a new $150.0 million term loan facility (as amended from time to time, the “Term Loan Facility”) and a new $50.0 million asset backed credit facility (as amended from time to time, the “ABL Facility”). On March 3, 2023, we amended the Term Loan Facility (the “Term Loan Amendment”) and ABL Facility to adjust certain covenants under the agreements, as well as to replace references to LIBOR with secured overnight finance rate (“SOFR”) for interest rate calculations. The following table presents the outstanding debt balances.

	March 31, 2023	December 31, 2022
Term Loan Facility	$147,000	$147,375
ABL Facility	1,000	1,000
International loans	11,290	8,729
Total principal	159,290	157,104
Less-current maturities of long-term debt	6,258	3,321
Principal, net of current portion	153,032	153,783
Less-unamortized debt issuance costs and discount (1)	6,804	4,394
Long-term debt, net of current portion	$146,228	$149,389
_______________________________
(1) In addition to this amount, costs of $0.6 million and $0.6 million related to the ABL Facility were recorded in other non-current assets as of March 31, 2023 and December 31, 2022, respectively.
Term Loan Facility
Effective March 31, 2023, outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month, three-month, or six-month SOFR with a duration adjustment (“Adjusted SOFR”), subject to a 1.000% floor, plus an applicable margin of 6.875%, or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. At March 31, 2023, the Term Loan Facility bore interest, based on one-month Adjusted SOFR, at 11.782%. Beginning with the second quarter of 2023, interest is increased on a paid-in-kind basis at a rate between 0.50% and 2.00% (“PIK interest”), dependent on the Company’s leverage ratio and whether the Company completes a qualifying junior equity raise by June 30, 2023. The PIK interest is payable on the loan maturity date of September 22, 2026.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due at the loan maturity date. We may be required to make additional principal payments annually that are calculated as a percentage of our excess cash flow, as defined by the lender, based on our net leverage ratio. The Term Loan Facility is collateralized by all of our assets. The Term Loan Facility has a first lien on all domestic assets other than accounts receivable and inventory and has a second lien on domestic accounts receivable and inventory. We were in compliance with all requirements under the Term Loan Facility as of March 31, 2023.
The Term Loan Facility was issued at a $3.8 million discount and we have capitalized an additional $5.3 million in debt issuance costs. These costs are recorded as a direct reduction to the carrying amount of the associated long-term debt and amortized over the term of the debt.
We had an interest rate swap that changed the one-month LIBOR to a fixed rate of 1.291% on $60.0 million of the outstanding balance of the Term Loan Facility. During the first quarter of 2023, we terminated the interest rate swap and received cash proceeds of $2.5 million which was equal to its fair value.
ABL Facility
The ABL Facility provides for a senior secured revolving credit facility in the amount of $50.0 million, of which $30.0 million is available in the form of letters of credit and $5.0 million is available for the issuance of short-term swingline loans. The availability of credit under the ABL Facility is limited by a borrowing base calculation derived from accounts receivable and inventory held in the United States. Outstanding borrowings under the ABL Facility bear interest on a variable rate structure plus an interest rate spread that is based on the average amount of aggregate revolving commitment available. Effective March 3, 2023, the variable borrowing rate is either 1) Adjusted SOFR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We may elect whether to use one-month, three-month, or six-month Adjusted SOFR. At March 31, 2023, using one-month Adjusted SOFR plus a 2.00% margin, the weighted average interest rate on outstanding borrowings under the ABL

Facility was 6.89%. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility and a 2.125% fee on the amount of letters of credit outstanding. The final maturity date of the ABL Facility is March 22, 2026.
As of March 31, 2023, we had $1.0 million of outstanding borrowings under the ABL Facility, $10.9 million of outstanding letters of credit, and $32.5 million available for future borrowings under the ABL Facility. The ABL Facility has a first lien on domestic accounts receivable and inventory. We were in compliance with all requirements under the ABL Facility as of March 31, 2023.
Note 8. Leases
The following table contains supplemental cash flow information related to leases.

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$84	$80
Operating cash flows used in operating leases	4,056	4,204
Financing cash flows used in finance leases	689	700
Right-of-use assets obtained in exchange for new finance lease liabilities	—	395
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	477	1,305
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
We are entitled to indemnification from the former shareholders of Autocam, subject to the limitations and procedures set forth in the agreement and plan of merger relating to the Autocam acquisition. Management believes the indemnification would include amounts owed for the tax, interest, and penalties related to this matter. Accordingly, we do not expect to incur a loss related to this matter even in the event of an unfavorable decision and, therefore, have not accrued an amount for the remaining matters as of March 31, 2023.
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
As of March 31, 2023, the carrying value of the Series D Preferred Stock shares was $67.8 million, which included $21.1 million of accumulated unpaid and deemed dividends. The following table presents the change in the Series D Preferred Stock carrying value during the three months ended March 31, 2023.

Balance as of December 31, 2022	$64,701
Accrual of in-kind dividends	2,410
Amortization	641
Balance as of March 31, 2023	$67,752
Note 11. Revenue from Contracts with Customers
Revenue is recognized when control of the good or service is transferred to the customer either at a point in time or, in limited circumstances, as our services are rendered over time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or services.
The following tables summarize revenue by customer geographical region.

Three Months Ended March 31, 2023	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$37,206	$40,222	$(2)	$77,426
China	13,812	749	—	14,561
Brazil	11,611	110	—	11,721
Mexico	4,279	3,488	—	7,767
Germany	1,732	74	—	1,806
Poland	1,856	5	—	1,861
Other	7,522	4,424	—	11,946
Total net sales	$78,018	$49,072	$(2)	$127,088

Three Months Ended March 31, 2022	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
United States and Puerto Rico	$37,810	$40,486	$(14)	$78,282
China	12,552	1,244	—	13,796
Brazil	10,720	345	—	11,065
Mexico	5,064	4,741	—	9,805
Germany	1,283	62	—	1,345
Poland	1,340	4	—	1,344
Other	7,301	5,129	—	12,430
Total net sales	$76,070	$52,011	$(14)	$128,067
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

Three Months Ended March 31, 2023	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$55,804	$8,803	$—	$64,607
General Industrial	20,213	14,605	—	34,818
Residential/Commercial Electrical	—	14,585	—	14,585
Other	2,001	11,079	(2)	13,078
Total net sales	$78,018	$49,072	$(2)	$127,088

Three Months Ended March 31, 2022	Mobile Solutions	Power Solutions	Intersegment Sales Eliminations	Total
Automotive	$50,596	$10,078	$—	$60,674
General Industrial	21,805	16,335	—	38,140
Residential/Commercial Electrical	—	17,199	—	17,199
Other	3,669	8,399	(14)	12,054
Total net sales	$76,070	$52,011	$(14)	$128,067
Deferred Revenue
Deferred revenue relates to payments received in advance of performance under the contract and recognized as revenue as (or when) we perform under the contract. The balance of deferred revenue was $1.2 million and $0.7 million as of March 31, 2023 and December 31, 2022, respectively. Revenue recognized for performance obligations satisfied or partially satisfied during the three months ended March 31, 2023 included $0.3 million that was included in deferred revenue as of December 31, 2022.
Transaction Price Allocated to Future Performance Obligations
We are required to disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2023, unless our contracts meet one of the practical expedients. Our contracts met the practical expedient for a performance obligation that is part of a contract that has an original expected duration of one year or less.

Note 12. Share-Based Compensation
The following table lists the components of share-based compensation expense by type of award, which is recognized in the “Selling, general, and administrative expense” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended March 31,
	2023	2022
Restricted stock	$167	604
Performance share units	200	289
Stock options	14	$56
Share-based compensation expense	$381	$949
Restricted Stock
The following table presents the status of unvested restricted stock awards as of March 31, 2023 and changes during the three months then ended.

	Nonvested Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	1,038	$4.03
Vested	(642)	4.33
Unvested at March 31, 2023	396	$3.55
Total grant date fair value of restricted stock that vested in the three months ended March 31, 2023, was $2.8 million.
Note 13. Accumulated Other Comprehensive Income
The following tables present the components of accumulated other comprehensive income (loss) (“AOCI”).

	Foreign Currency Translation	Interest rate swap	Income taxes (1)	Total
Balance as of December 31, 2022	$(40,172)	$3,149	$(97)	$(37,120)
Other comprehensive income (loss) before reclassifications	1,840	(327)	97	1,610
Amounts reclassified from AOCI to interest expense (2)	—	(468)	—	(468)
Net other comprehensive income (loss)	1,840	(795)	97	1,142
Balance as of March 31, 2023	$(38,332)	$2,354	$—	$(35,978)

Balance as of December 31, 2021	$(32,016)	$151	$(37)	$(31,902)
Other comprehensive income (loss) before reclassifications	2,600	1,503	(316)	3,787
Amounts reclassified from AOCI to interest expense (2)	—	44	(10)	34
Net other comprehensive income (loss)	2,600	1,547	(326)	3,821
Balance as of March 31, 2022	$(29,416)	$1,698	$(363)	$(28,081)
______________________
(1) Income tax effect of changes in interest rate swap.
(2) Represents interest rate swap settlements of effective hedge.

Note 14. Net Loss Per Common Share
The following table summarizes the computation of basic and diluted net loss per common share.

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(10,175)	$(3,302)
Adjustment for preferred stock cumulative dividends and deemed dividends	(3,051)	(2,538)
Numerator for basic and diluted net loss per common share	$(13,226)	$(5,840)

Denominator:
Weighted average common shares outstanding	43,847	43,308
Adjustment for participating securities	(742)	(608)
Adjustment for warrants outstanding (1)	2,204	1,894
Shares used to calculate basic and diluted net loss per share	45,309	44,594

Basic and diluted net loss per common share	$(0.29)	$(0.13)
Cash dividends declared per common share	$—	$—
_______________________________
(1) Outstanding warrants that are exercisable at an exercise price of $0.01 per share, are included in shares outstanding for calculation of basic earnings per share (see Note 15).
The following table presents securities that could be potentially dilutive in the future that were excluded from the calculation of diluted net loss per common share because they had an anti-dilutive effect.

	Three Months Ended March 31,
	2023	2022
Options	516	600
2019 Warrants	1,500	1,500
	2,016	2,100
Stock options excluded from the calculations of diluted net loss per share had a per share exercise price ranging from $7.93 to $25.16 for the three and three months ended March 31, 2023. The 2019 Warrants excluded from the calculation of diluted net loss per share had a per share exercise price of $11.49.
Note 15. Fair Value Measurements
Fair value is an exit price representing the expected amount that an entity would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date. We followed consistent methods and assumptions to estimate fair values as more fully described in the 2022 Annual Report.
Embedded Derivatives
In accordance with ASC 815-15, Derivatives and Hedging - Embedded Derivatives, certain features of our preferred stock and long term debt were bifurcated and accounted for as derivatives separately.
In conjunction with the Term Loan Amendment, we issued detachable warrants to purchase up to 1.0 million shares of our comment stock at an exercise price of $0.01 per share (the “2023 Warrants”). The 2023 Warrants are exercisable, in full or in part, at any time prior to March 3, 2033. The 2023 Warrants include anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events. In addition, we are obligated to issue 1.0 million warrants in the second quarter of 2023, subject to a contingency that expires June 30, 2023. The contingently issuable warrants would have the same terms and conditions as the 2023 Warrants.
In conjunction with our placement of the Series D Preferred Stock, we issued the 2021 Warrants to purchase up to 1.9 million shares of our common stock. The 2021 Warrants are exercisable, in full or in part, at any time prior to March 22, 2027, at an exercise price of $0.01 per share, subject to anti-dilution adjustments in the event of certain future equity issuances, stock splits, stock dividends, combinations or similar events.
The Series D Preferred Stock includes a put feature that allows the holder to redeem the Series D Preferred Stock upon a change in control at the greater of 1) the liquidation preference plus accrued dividends or 2) 140% of the liquidation preference. The put feature is considered a redemption right at a premium and is not clearly and closely related to the debt host.
In conjunction with our placement of the Series B Preferred Stock, we issued detachable warrants to purchase up to 1.5 million shares of our common stock at an exercise price of $11.49 per share (the “2019 Warrants”). The 2019 Warrants, are exercisable, in full or in part, at any time prior to December 11, 2026 and are subject to anti-dilution adjustments in the event of future below market issuances, stock splits, stock dividends, combinations or similar events.
The following table presents the change in the liability balance of the embedded derivatives during the three months ended March 31, 2023.

Balance as of December 31, 2022	$2,959
Issuances	2,712
Change in fair value (1)	(2,009)
Balance as of March 31, 2023	$3,662
_______________________________
(1)    Changes in the fair value are recognized in the “Other income, net” line in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following tables show the fair values of the embedded derivatives within the fair value hierarchy.

March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	3,055	—	607

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - other non-current liabilities	2,831	—	128
The fair value of the 2019 Warrants is determined using a valuation model that utilizes unobservable inputs to determine the probability that the 2019 Warrants will remain outstanding for future periods. The probabilities resulted in a weighted average term of 2.9 years as of March 31, 2023 and December 31, 2022.
The fair value of the 2021 Warrants and 2023 Warrants is determined using the observable market price of a share of our common stock, less the $0.01 per share exercise price.
The fair value of the change-in-control put feature utilizes unobservable inputs based on the Company’s assessment of the probability of a change-in-control event occurring in a future period. The probability of a change-in-control event ranged from 3% to 10% as of March 31, 2023 and December 31, 2022.
Interest Rate Swap
On July 22, 2021, we entered into a fixed-rate interest rate swap agreement to change the LIBOR-based component of the interest rate on a portion of our variable rate debt to a fixed rate of 1.291% (the “2021 Swap”). The 2021 Swap had a notional amount of $60.0 million and a maturity date of July 31, 2024. We designated the 2021 Swap as a cash flow hedge at inception with cash settlements recognized in interest expense. During the first quarter of 2023, we terminated the 2021 Swap and received cash proceeds of $2.5 million which was the fair value of the 2021 Swap. Since the 2021 Swap was an effective cash flow hedge and the forecasted interest payments remaining probable of occurring, the gain will be recognized as a reduction to interest expense through the original maturity date of July 31, 2024.

The following table presents the effects of the interest rate swap on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended March 31,
	2023	2022
Interest expense (benefit) (1)	$(468)	$44
_______________________________
(1) Represents settlements on the interest rate swap.
The following table shows the fair value of the interest rate swap within the fair value hierarchy.

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative asset - other current assets	$—	$2,130	$—
Derivative asset - other non-current assets	$—	$1,023	$—
Total	$—	$3,153	$—
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
Fair Value Disclosures
Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. As of March 31, 2023 and December 31, 2022, the carrying values of these financial instruments, except for debt, approximated fair value. The fair value of our debt was $156.0 million and $155.2 million, with a carrying amount of $152.5 million and $152.7 million, as of March 31, 2023 and December 31, 2022, respectively. The fair value of debt was calculated by discounting the future cash flows to its present value using prevailing market interest rates for debt with similar creditworthiness, terms and maturities and is considered a Level 3 fair value measurement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of NN, Inc. and its consolidated subsidiaries for the three months ended March 31, 2023. The financial information as of March 31, 2023, should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022, contained in our Annual Report on Form 10-K for the year ended December 31, 2022, and the Condensed Consolidated Financial Statements included in this Quarterly Report.
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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ( the “Exchange Act”), which are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. These statements may discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, management. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. Forward-looking statements involve a number of risks and uncertainties that are outside of management’s control and that may cause actual results to be materially different from such forward-looking statements. Such factors include, among others, general economic conditions and economic conditions in the industrial sector; the impacts of pandemics, epidemics, disease outbreaks and other public health crises, including the COVID-19 pandemic, on our financial condition, business operations and liquidity; competitive influences; risks that current customers will commence or increase captive production; risks of capacity underutilization; quality issues; material changes in the costs and availability of raw materials; economic, social, political and geopolitical instability, currency fluctuation, and other risks of doing business outside of the United States; inflationary pressures and changes in the cost or availability of materials, supply chain shortages and disruptions, and the availability of labor; our dependence on certain major customers, some of whom are not parties to long-term agreements (and/or are terminable on short notice); the impact of acquisitions and divestitures; our ability to hire or retain key personnel; the level of our indebtedness; the restrictions contained in our debt agreements; our ability to obtain financing at favorable rates, if at all, and to refinance existing debt as it matures; unanticipated difficulties integrating acquisitions; new laws and governmental regulations; the impact of climate change on our operations; and cyber liability or potential liability for breaches of our or our service providers’ information technology systems or business operations disruptions. Any forward-looking statement speaks only as of the date of this Quarterly Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company. The Company qualifies all forward-looking statements by these cautionary statements.
For additional information concerning such risk factors and cautionary statements, please see the sections titled “Item 1A. Risk Factors” in the 2022 Annual Report and this Quarterly Report.
Results of Operations
Factors That May Influence Results of Operations
The following paragraphs describe factors that have influenced results of operations for the three months ended March 31, 2023, that management believes are important to provide an understanding of the business and results of operations or that may influence operations in the future.
Macroeconomic Conditions
We continue to monitor the ongoing impacts of current macroeconomic and geopolitical events, including changing conditions from the COVID-19 pandemic, the ongoing Russia-Ukraine conflict, inflationary cost pressures, rising interest rates, supply chain disruptions, and labor shortages.
The COVID-19 pandemic and governmental responses thereto, including COVID-19 lockdowns in China, continue to impact our business operations and our customers' and suppliers' ability to operate at normal levels. Disruptions in normal operating levels continue to create supply chain disruptions and inflationary cost pressures within our end-markets. We anticipate that supply chain constraints and the inflationary environment, as impacted by the COVID-19 pandemic, will continue throughout 2023.
The Russia-Ukraine conflict also continues to create volatility in global financial and energy markets, creating energy and supply chain shortages, which has added to the inflationary pressures experienced by the global economy. We continue to actively work with our suppliers to minimize impacts of supply shortages on our manufacturing capabilities. Although our business has not been materially impacted by the ongoing Russia-Ukraine conflict as of the date of this filing, we cannot reasonably predict the extent to which our operations, or those of our customers or suppliers, will be impacted in the future, or the ways in which the conflict may impact our business, financial condition, results of operations and cash flows.
The U.S. economy is experiencing broad and rapid inflation and rising interest rates, as well as supply issues in materials, services, and labor due to economic policy, the COVID-19 pandemic and, more recently, the Russia-Ukraine conflict. These impacts are likely to persist in 2023 and beyond. We cannot predict the impact on the Company’s end-markets or input costs nor the ability of the Company to recover cost increases through pricing.
Footprint Optimization
In 2022, we took specific steps to consolidate our footprint by exiting less profitable end markets and focusing our strategic growth initiatives in markets where we believe we will be able to maximize profitability. We made the decision to close our Taunton and Irvine sites, effectively exiting the Aerospace and Defense business for precision machined components, with both sites expected to close in the first half of 2023. We also expect to close three Mobile Solutions sites in 2023, which will further reduce operating costs in future years. Additionally, we plan to reduce indirect labor costs to decrease fixed manufacturing costs.
Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022
Consolidated Results

	Three Months Ended March 31,
	2023	2022	$ Change
Net sales	$127,088	$128,067	$(979)
Cost of sales (exclusive of depreciation and amortization shown separately below)	108,421	104,578	$3,843
Selling, general, and administrative expense	13,165	13,454	(289)
Depreciation and amortization	11,516	11,429	87
Other operating expense, net	1,061	2,026	(965)
Loss from operations	(7,075)	(3,420)	(3,655)
Interest expense	4,288	3,439	849
Other income, net	(2,208)	(2,996)	788
Loss before provision for income taxes and share of net income from joint venture	(9,155)	(3,863)	(5,292)
Provision for income taxes	(1,301)	(1,531)	230
Share of net income from joint venture	281	2,092	(1,811)
Net loss	$(10,175)	$(3,302)	$(6,873)
Net Sales. Net sales decreased by $1.0 million, or (0.8)%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to reduced volume and unfavorable foreign exchange effects of $1.4 million, partially offset by higher customer pricing and premium pricing on a certain customer project.
Cost of Sales. Cost of sales increased by $3.8 million, or 3.7%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to higher material and labor costs due to inefficient manufacturing processes associated with product launches, partially offset by lower sales volume and favorable foreign exchange effects. In addition, the prior year cost of sales benefited from favorable overhead absorption.
Selling, General, and Administrative Expense. Selling, general, and administrative expense decreased by $0.3 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to lower stock compensation expense partially offset by higher professional fees.

Other Operating Expense, Net. Other operating expense, net decreased by $1.0 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a legal settlement reached during the first quarter of 2022, partially offset by losses on sales of machinery and equipment during the first quarter of 2023.
Interest Expense.  Interest expense increased by $0.8 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to higher interest rates, partially offset by favorable interest rate swap settlements and a higher amount of interest expense that was capitalized in the current quarter compared with the first quarter of 2022.

	Three Months Ended March 31,
	2023	2022
Interest on debt	$4,619	$3,071
Interest rate swap settlements	(468)	44
Amortization of debt issuance costs and discount	353	332
Capitalized interest	(330)	(125)
Other	114	117
Total interest expense	$4,288	$3,439
Other Income, Net. Other income, net decreased by $0.8 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to lower noncash derivative mark-to-market gains recognized during the current quarter compared with the first quarter of 2022.
Benefit (Provision) For Income Taxes. Our effective tax rate was (14.2)% for the three months ended March 31, 2023, compared to (39.6)% for the three months ended March 31, 2022. The rate for the three months ended March 31, 2023 was unfavorably impacted due to the accrual of tax on non-permanently reinvested unremitted earnings of foreign subsidiaries and by the limitation on the amount of tax benefit recorded for loss carryforwards in certain jurisdictions where we believe it is more likely than not that a portion of the future tax benefit may not be realized. The effective tax rate was unfavorably impacted by the U.S. tax on the earnings of foreign subsidiaries under the global intangible low-taxed income regime.
Share of Net Income from Joint Venture. Share of net income from the JV decreased during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to lower sales and higher operating costs in the current quarter. The JV, in which we own a 49% investment, recognized net sales of $20.6 million and $26.5 million for the three months ended March 31, 2023 and 2022, respectively.
Results by Segment
MOBILE SOLUTIONS

	Three Months Ended March 31,
	2023	2022	$ Change
Net sales	$78,018	$76,070	$1,948
Income (loss) from operations	$(3,319)	$1,969	$(5,288)
Net sales increased by $1.9 million, or 2.6%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to higher customer pricing, partially offset by lower volume and unfavorable foreign exchange effects of $1.7 million.
Income (loss) from operations changed unfavorably by $5.3 million during the three months ended March 31, 2023, compared to the same period in the prior year, primarily due to lower sales volume, production challenges in two facilities associated with new business launches, and inflationary costs not fully recovered in customer pricing.
POWER SOLUTIONS

	Three Months Ended March 31,
	2023	2022	$ Change
Net sales	$49,072	$52,011	$(2,939)
Income from operations	$1,747	$364	$1,383
Net sales decreased by $2.9 million, or (5.7)%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in sales was primarily due to lower volume, partially offset by premium pricing on a certain customer project, and favorable foreign exchange effects of $0.2 million.

Income from operations increased by $1.4 million during the three months ended March 31, 2023 compared to the same period in the prior year, primarily due to premium pricing on a certain customer project in the first quarter of 2023 and a legal settlement reached during the first quarter of 2022. These increases were partially offset by lower sales volume and an unfavorable change in overhead absorption during the first quarter of 2023 compared to the first quarter of 2022.
Changes in Financial Condition from December 31, 2022 to March 31, 2023
Overview
From December 31, 2022 to March 31, 2023, total assets increased by $1.1 million primarily due to increases in accounts receivable, inventory and prepaid assets, partially offset by normal depreciation and amortization of fixed assets and intangible assets. The increase in accounts receivable is due to higher sales during the end of the current quarter compared with the end of the fourth quarter of 2022.
From December 31, 2022 to March 31, 2023, total liabilities increased by $9.9 million, primarily due to increases in accounts payable, accrued salaries and benefits and other current liabilities.
Working capital, which consists of current assets less current liabilities, was $109.2 million as of March 31, 2023, compared to $112.9 million as of December 31, 2022. The decrease in working capital was primarily due to increases in accounts payable and other current liabilities, partially offset by an increase in accounts receivable.
Cash Flows
Cash provided by operations was $0.2 million for the three months ended March 31, 2023, compared with cash used by operations of $5.2 million for the three months ended March 31, 2022. The difference was primarily due to an increase in accounts receivable related to higher sales during the current quarter compared with the fourth quarter of 2022.
Cash used in investing activities decreased by $0.2 million primarily due to higher expenditures for property, plant and equipment in the first quarter of 2023, partially offset by the proceeds from the sale of equipment at the Irvine facility.
Cash provided by financing activities was $1.3 million for the three months ended March 31, 2023, compared with cash used by financing activities of $1.5 million for the three months ended March 31, 2022. The difference was primarily due to proceeds from new international loans for working capital needs in the first quarter of 2023.
Liquidity and Capital Resources
Credit Facilities
The principal amount outstanding under our Term Loan Facility as of March 31, 2023, was $147.0 million, without regard to unamortized debt issuance costs and discount. As of March 31, 2023, we had $32.5 million available for future borrowings under the ABL Facility. This amount of borrowing capacity is net of $1.0 million of outstanding borrowings and $10.9 million of outstanding letters of credit at March 31, 2023, which are considered as usage of the ABL Facility.
The Term Loan Facility requires quarterly principal payments of $0.4 million with the remaining unpaid principal amount due on the final maturity date of September 22, 2026. Effective March 31, 2023, outstanding borrowings under the Term Loan Facility bear interest at either 1) one-month, three-month, or six-month Adjusted SOFR, subject to a 1.000% floor, plus an applicable margin of 6.875% or 2) the greater of various benchmark rates plus an applicable margin of 5.875%. Beginning with the second quarter of 2023, interest is increased on a paid-in-kind basis at a rate between 0.50% and 2.00%, dependent on the Company’s leverage ratio and whether the Company completes a qualifying junior equity raise by June 30, 2023. Based on the interest rate in effect at March 31, 2023, annual cash interest payments would be approximately $17.2 million.
The ABL Facility bears interest on a variable borrowing rate based on either 1) Adjusted SOFR plus an applicable margin of 1.75% or 2.00%, depending on availability, or 2) the greater of the federal funds rate or prime, plus an applicable margin of 0.75% or 1.00%, depending on availability. We pay a commitment fee of 0.375% for unused capacity under the ABL Facility.
We were in compliance with all requirements under our Term Loan Facility and ABL Facility as of March 31, 2023. Both credit facilities allow for optional expansion of available borrowings, subject to certain terms and conditions.
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
Critical Accounting Estimates
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the 2022 Annual Report, including those policies as discussed in Note 1 to the Notes to Consolidated Financial Statements included in the 2022 Annual Report. There have been no material changes to these policies during the three months ended March 31, 2023.
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
On July 22, 2021, we entered into a fixed-rate interest rate swap agreement to change the LIBOR-based component of the interest rate on $60.0 million of our variable rate debt to a fixed rate of 1.291% (the “2021 Swap”). During the first quarter of 2023, we terminated the interest rate swap and received cash proceeds of $2.5 million which was equal to its fair value. Refer to Note 15 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for further discussion about the interest rate swap.
At March 31, 2023, we had $147.0 million of principal outstanding under the Term Loan Facility without regard to capitalized debt issuance costs. A one-percent increase in one-month LIBOR would have resulted in a net increase in interest expense of $1.5 million on an annualized basis.
At March 31, 2023, using Adjusted SOFR plus a 2.00% spread, the interest rate on the $1.0 million of outstanding borrowings under the ABL Facility was 6.89%.
Foreign Currency Risk
Translation of our operating cash flows denominated in foreign currencies is impacted by changes in foreign exchange rates. We participate in various third party and intercompany loans, payables, and receivables denominated in currencies other than the U.S. dollar. To help reduce exposure to foreign currency fluctuation, we have incurred debt in euros in the past. From time to time, we may use foreign currency derivatives to hedge currency exposures when these exposures meet certain discretionary levels. We did not hold a position in any foreign currency derivatives as of March 31, 2023.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
As disclosed in Note 9 in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, we are engaged in certain legal proceedings, and the disclosure set forth in Note 9 relating to legal proceedings is incorporated herein by reference.
Item 1A.    Risk Factors
Except as noted below, there have been no material changes to the risk factors disclosed in the 2022 Annual Report under Item 1A, “Risk Factors.”
We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation (“FDIC”), and the loss of such assets could have a severe negative affect on our operations and liquidity.
On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. A statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. Although we do not have any funds deposited with SVB or Signature Bank, we currently have our cash and cash equivalents held in deposit in accounts at certain FDIC-insured financial institutions, some of which include amounts in excess of the insurance coverage offered by the FDIC. In the future, we may maintain our cash and cash equivalents at financial institutions in the United States in amounts that may be in excess of the FDIC insurance limit of $250,000. In the event of a failure of any of these financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases we made during the quarter ended March 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Programs (1)
January 2023	—	$—	—	—
February 2023	10,005	2.19	—	—
March 2023	73,721	1.02	—	—
Total	83,726	$1.16	—	—
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

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated By-Laws of NN, Inc. (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2023 and incorporated herein by reference).

4.1	Common Stock Purchase Warrant (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2023 and incorporated herein by reference).

10.1
Amendment No. 2 to Term Loan Credit Agreement, dated as of March 3, 2023, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2023 and incorporated herein by reference).

10.2
Amendment No. 1 to Credit Agreement, dated as of March 3, 2023, by and among NN, Inc., certain subsidiaries of NN, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 7, 2023 and incorporated herein by reference).

10.3
Warrant Letter Agreement, dated as of March 3, 2023, by and between NN, Inc. and the affiliates of Oaktree Capital Management, L.P. party thereto (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 7, 2023 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NN, Inc.
(Registrant)

Date: May 5, 2023	/s/ Warren A. Veltman
Warren A. Veltman
President, Chief Executive Officer and Director
(Principal Executive Officer)
(Duly Authorized Officer)

Date: May 5, 2023	/s/ Michael C. Felcher
Michael C. Felcher
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)